Form 10-Q
period 1996-06-30
IHOP CORP
filed 1996-07-25
CIK 49754

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                              --------   --------

Commission File Number 0-8360

                                   IHOP CORP.
             (Exact name of registrant as specified in its charter)


        Delaware                                   95-3038279
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)


           525 North Brand Boulevard, Glendale, California 91203-1903
              (Address of principal executive offices)  (Zip code)

                                 (818) 240-6055
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----      -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                           Outstanding as of June 30, 1996
       -----                           -------------------------------
Common Stock, $.01 par value                 9,463,960

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS        IHOP CORP. AND SUBSIDIARIES
(Unaudited and in thousands, except share amounts)
- --------------------------------------------------------------------------------


                                           June 30,   December 31,
                                             1996         1995
                                           --------   ------------
Assets
Current assets
 Cash and cash equivalents                 $  3,616       $  3,860
 Receivables                                 23,438         21,476
 Reacquired franchises and equipment
  held for sale, net                          1,588          1,157
 Inventories                                  1,091            792
 Prepaid expenses                               678            233
                                           --------       --------
   Total current assets                      30,411         27,518
                                           --------       --------
Long-term receivables                       120,216        115,800
Property and equipment, net                  96,060         87,795
Reacquired franchises and equipment
 held for sale, net                           8,983          6,553
Excess of costs over net assets
 acquired, net                               13,122         13,336
Other assets                                    995          1,055
                                           --------       --------
   Total assets                            $269,787       $252,057
                                           ========       ========
Liabilities and Shareholders' Equity

Current liabilities
 Current maturities of long-term debt      $  4,672       $  4,672
 Accounts payable                            12,091         15,979
 Accrued employee compensation and
  benefits                                    2,805          1,562
 Other accrued expenses                       2,696          2,349
 Deferred income taxes                        2,240          3,436
 Capital lease obligations and other            769            719
                                           --------       --------
   Total current liabilities                 25,273         28,717
                                           --------       --------
Long-term debt                               36,803         30,584
Deferred income taxes                        22,299         21,495
Capital lease obligations and other          68,694         62,964
Shareholders' equity
 Preferred stock, $1 par value,
  10,000,000 shares authorized;
   shares issued and outstanding: no
    shares                                        -              -
 Common stock, $.01 par value,
  40,000,000 shares authorized;
   shares issued and outstanding: June
    30, 1996, 9,463,960 shares;
   December 31, 1995, 9,375,515
    shares                                       95             94
 Additional paid-in capital                  48,090         46,363
 Retained earnings                           68,071         60,640
 Contribution to ESOP                           462          1,200
                                           --------       --------
   Total shareholders' equity               116,718        108,297
                                           --------       --------
   Total liabilities and shareholders'
    equity                                 $269,787       $252,057
                                           ========       ========

See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS    IHOP CORP. AND SUBSIDIARIES
(Unaudited and in thousands, except per share amounts)
- --------------------------------------------------------------------------------




                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          ------------------   -----------------
                                            1996      1995      1996      1995
                                          --------   -------   -------   -------
Revenues
 Franchise operations
   Rent                                    $ 7,190   $ 6,867   $14,373   $13,676
   Service fees and other                   17,958    15,636    35,326    31,114
                                           -------   -------   -------   -------
                                            25,148    22,503    49,699    44,790
 Company operations                         12,983    10,514    24,436    19,732
 Other                                       6,334     7,106    10,622     8,779
                                           -------   -------   -------   -------
     Total revenues                         44,465    40,123    84,757    73,301
                                           -------   -------   -------   -------

Costs and expenses
 Franchise operations
   Rent                                      3,923     3,718     7,919     7,492
   Other direct costs                        7,676     6,689    15,108    13,544
                                           -------   -------   -------   -------
                                            11,599    10,407    23,027    21,036
 Company operations                         12,225    10,076    22,907    18,898
 Field, corporate and administrative         6,181     5,601    12,902    11,298
 Depreciation and amortization               1,972     1,745     3,870     3,367
 Interest                                    2,757     2,090     5,389     4,161
 Other                                       2,510     3,485     4,380     4,086
 Severance charges                               -         -         -       800
                                           -------   -------   -------   -------
     Total costs and expenses               37,244    33,404    72,475    63,646
                                           -------   -------   -------   -------
Income before income taxes                   7,221     6,719    12,282     9,655
Provision for income taxes                   2,852     2,650     4,851     3,810
                                           -------   -------   -------   -------
Net income                                 $ 4,369   $ 4,069   $ 7,431   $ 5,845
                                           =======   =======   =======   =======

Net income per common and
 common equivalent share                   $   .46   $   .43   $   .78   $   .62
                                           =======   =======   =======   =======
Weighted average common and common
 equivalent shares outstanding               9,592     9,502     9,575     9,466
                                           =======   =======   =======   =======



See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS    IHOP CORP. AND SUBSIDIARIES
(Unaudited and in thousands)
- --------------------------------------------------------------------------------


                                             Six Months Ended
                                                 June 30 ,
                                           ---------------------
                                             1996        1995
                                           ---------   ---------
Cash flows from operating activities
 Net income                                $  7,431    $  5,845
  Adjustments to reconcile net income
   to cash provided
   by operating activities
   Depreciation and amortization              3,870       3,367
   Deferred taxes                               392       1,242
   Contribution to ESOP                         462         334
   Change in current assets and
    liabilities
     Accounts receivable                     (2,287)     (1,186)
     Inventories                               (299)         71
     Prepaid expenses                          (445)        412
     Accounts payable                        (3,888)     (1,755)
     Accrued employee compensation and        1,243        (297)
      benefits
     Other accrued expenses                     347         527
   Other, net                                   583        (146)
                                           --------    --------
      Cash provided by operating
       activities                             7,409       8,414
                                           --------    --------
Cash flows from investing activities
 Additions to property and equipment        (17,779)    (16,200)
 Proceeds from sale and leaseback
  arrangements                                3,791       8,271
 Additions to notes, equipment
  contracts and direct financing
   leases receivable                         (2,685)     (2,398)
 Principal receipts from notes,
  equipment contracts and direct
   financing leases receivable                3,065       3,061
 Additions to reacquired franchises            (549)       (588)
  held for sale                            --------    --------
      Cash used by investing activities     (14,157)     (7,854)
                                           --------    --------
Cash flows from financing activities
 Proceeds from issuance of long-term
  debt                                        9,300       3,100
 Repayment of long-term debt                 (3,026)     (5,400)
 Principal payments on capital lease
  obligations                                  (298)       (262)
 Exercise of stock options                      528       1,996
                                           --------    --------
       Cash provided (used) by financing
        activities                            6,504        (566)
                                           --------    --------
Net change in cash and cash equivalents        (244)         (6)
Cash and cash equivalents at beginning
 of period                                    3,860       2,036
                                           --------    --------
      Cash and cash equivalents at end
       of period                           $  3,616    $  2,030
                                           ========    ========

Supplemental disclosures
 Interest paid, net of capitalized
  amounts                                  $  5,238    $  4,258
 Income taxes paid                            4,081       1,418
 Capital lease obligations incurred           5,966       8,720


 See the accompanying notes to the consolidated financial statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



1. The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which in the opinion of the management of IHOP Corp. and Subsidiaries ("IHOP" or the "Company") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.

2. In the first quarter of 1995, the Company recognized severance charges of $800,000 associated with a realignment of responsibilities in its restaurant operations, restaurant development and purchasing functions. The effect of the charges was $484,000, net of income tax benefit, or $.05 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- ---------------------

The following table sets forth certain operating data for IHOP restaurants:

                                      Three Months               Six Months
                                     Ended June 30,            Ended June 30,
                                 -----------------------   -----------------------
                                    1996         1995         1996         1995
                                 ----------   ----------   ----------   ----------
                                              (Dollars in thousands)
Restaurant Data
  Effective restaurants (a)
    Franchise                         496          455          495          453
    Company                            56           49           54           47
    Area license                      133          126          132          125
                                 --------     --------     --------     --------
        Total                         685          630          681          625
                                 ========     ========     ========     ========
System-wide
  Sales (b)                      $193,506     $175,914     $382,992     $345,417
    Percent increase                 10.0%        14.0%        10.9%        13.6%
  Average sales per
   effective restaurant          $    282     $    279     $    562     $    553
    Percent increase                  1.1%         4.9%         1.6%         5.1%
  Comparable average sales
   per restaurant (c)            $    290     $    281     $    573     $    552
    Percent increase                  0.3%         1.7%         0.4%         1.5%
Franchise
  Sales                          $150,482     $134,227     $297,248     $264,243
    Percent increase                 12.1%        14.2%        12.5%        14.6%
  Average sales per
   effective restaurant          $    303     $    295     $    601     $    583
    Percent increase                  2.7%         3.9%         3.1%         4.1%
  Comparable average sales
   per restaurant (c)            $    298     $    291     $    588     $    571
    Percent increase                  0.3%         1.9%         0.4%         1.7%
Company
  Sales                          $ 12,983     $ 10,514     $ 24,436     $ 19,732
    Percent change                   23.5%        (0.1%)       23.8%        (6.0%)
  Average sales per
   effective restaurant          $    232     $    215     $    453     $    420
    Percent change                    7.9%         0.0%         7.9%         0.0%
Area License
  Sales                          $ 30,041     $ 31,173     $ 61,308     $ 61,442
    Percent change                   (3.6%)       18.8%        (0.2%)       16.8%
  Average sales per
   effective restaurant          $    226     $    247     $    464     $    492
    Percent change                   (8.5%)       10.3%        (5.7%)        8.6%

(a) "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open only a portion of the period.
(b) "System-wide sales" are retail sales of franchisees, area licensees and Company-operated restaurants, as reported to the Company.
(c) "Comparable average sales" reflects sales for restaurants that are operated for the entire fiscal period in which they are being compared. Comparable average sales do not include data on restaurants located in Florida and Japan.

The following table summarizes IHOP's restaurant development and franchising activity:

                                           Three Months        Six Months
                                          Ended June 30,     Ended June 30,
                                         ----------------   ----------------
                                          1996      1995     1996      1995
                                         -------   ------   -------   ------
RESTAURANT DEVELOPMENT ACTIVITY (a)
- --------------------------------------
IHOP - beginning of period                  685      627       678      620
 New openings
   IHOP-developed                             6        8        12        9
   Investor program                           7        3         9        9
   Area license                               1        2         2        4
                                           ----     ----      ----     ----
 Total new openings                          14       13        23       22
 Closings
   Company and franchise                     (2)      (1)       (4)      (3)
   Area license                               -        -         -        -
                                           ----     ----      ----     ----
IHOP - end of period                        697      639       697      639
                                           ====     ====      ====     ====

Summary - end of period
 Franchise                                  507      464       507      464
 Company                                     57       48        57       48
 Area license                               133      127       133      127
                                           ----     ----      ----     ----
   Total IHOP                               697      639       697      639
                                           ====     ====      ====     ====

RESTAURANT FRANCHISING ACTIVITY (a)
- --------------------------------------
IHOP-developed                                7       10        11       10
Investor program                              7        3         9        9
Rehabilitated and refranchised                -        -         -        -
                                           ----     ----      ----     ----
 Total restaurants franchised                14       13        20       19
Reacquired by Company                        (3)      (3)       (7)      (5)
Closed                                       (2)       -        (2)      (1)
                                           ----     ----      ----     ----
 Net addition                                 9       10        11       13
                                           ====     ====      ====     ====
- ---------------------

 (a) The Company reports restaurants in Canada as franchise restaurants although nine of the ten restaurants are operated under an area license agreement.



IHOP's quarterly results are subject to seasonal fluctuations. Revenues from sales of franchises are affected by the timing of new restaurant openings and the restaurants in the Company's "inventory" of restaurants available from time to time for franchising; the impact of such factors is usually not evenly distributed throughout the year. As a consequence, the results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.

System-wide retail sales for the second quarter and first six months of 1996 increased 10.0% and 10.9%, respectively, over system-wide retail sales for the comparable 1995 periods. This was due to increases in the number of effective restaurants of 8.7% and 9.0% and increases in average per unit revenues of 1.1% and 1.6% over the respective prior year periods. The above increases were mitigated by unfavorable exchange fluctuations in the Japanese yen. If the Japanese sales were excluded from the comparison, system-wide sales would have increased by 12.5% in the second quarter and 12.8% in the first six months of 1996. System-wide comparable average sales per restaurant (exclusive of area license restaurants in Florida and Japan) for the second quarter and first six months of 1996 increased 0.3% and 0.4%, respectively, over those in the comparable 1995 periods. Management continues to pursue sales increases through the Company's restaurant development program, improved marketing efforts, improvements in customer service and operations, and the Company's remodeling program.

Franchise operations revenues for the second quarter and first six months of 1996 increased 11.8% and 11.0%, respectively, over revenues for the comparable 1995 periods. This was primarily due to increases in the number of effective franchised units of 9.0% and 9.3% coupled with increases in average per unit revenues of 2.7% and 3.1% for the quarter and the first six months, respectively, over the prior year periods. Franchise operations costs and expenses for the second quarter and first six months of 1996 increased 11.5% and 9.5%, respectively, over costs and expenses for the comparable 1995 periods. As a result of franchise revenues increasing in excess of franchise expenses, the margin from franchise operations improved to 53.9% and 53.7% in the second quarter and first six months of 1996, respectively, versus 53.7% and 53.0% in the comparable 1995 periods. The margin improved primarily because of increasing interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees.

Company-operated restaurant revenues for the second quarter and first six months of 1996 increased 23.5% and 23.8%, respectively, over revenues for the comparable 1995 periods. This was primarily due to increases in the number of effective Company-operated restaurants of 14.3% and 14.9%, respectively, and the revenues per effective Company-operated restaurant of 7.9% in both the second quarter and first six months of 1996 over the comparable 1995 periods. Company-operated restaurant costs and expenses for the second quarter and first six months of 1996 increased 21.3% and 21.2%, respectively, over costs and expenses for the comparable 1995 periods. Margin from Company-operated restaurants was 5.8% in the second quarter and 6.3% for the first six months of 1996 versus a margin of 4.2% for both the quarter and the first six months of 1995. The changes in margin were primarily due to decreases in food costs, salaries, wages and rent expense as a percentage of revenues.

Other revenues for the second quarter of 1996 decreased 10.9% from other revenues for the second quarter of 1995. Other revenues for the first six months of 1996 increased 21.0% from those in the comparable 1995 period. The primary reason for the decrease in the quarter was a decrease in the sales of franchises and equipment to $4,330,000 in the second quarter of 1996 from $5,587,000 in the comparable 1995 period. The increase in the six months was due to the sales of franchises and equipment increasing to $6,578,000 in the first six months of 1996 from $5,841,000 in the comparable 1995 period and increases in interest income from direct financing leases. The Company franchised 14 and 20 restaurants in the second quarter and first six months of 1996, respectively, compared with 13 and 19 restaurants in the comparable 1995 periods. Revenues from sales of franchises and equipment and their associated costs of sales are affected by the mix and number of restaurants franchised, as follows: (i) restaurants newly developed by IHOP normally franchise for $200,000 to $350,000, have little if any associated franchise cost of sales and have equipment in excess of $300,000 that is sold usually at about breakeven; (ii) restaurants developed by franchisees normally franchise for $50,000, have minor associated franchise cost of sales and do not include an equipment sale; and (iii) previously reacquired franchises normally refranchise for $100,000 to $300,000, include an equipment sale and may have substantial costs of sales associated with both the franchise and the equipment. As noted earlier, sales of franchises and equipment are also affected by the timing of new restaurant openings and the restaurants in the Company's "inventory" of restaurants available from time to time for franchising.

Other costs and expenses for the second quarter decreased by 28% from the comparable 1995 period. Other costs and expenses for the first six months of 1996 increased 7.2% from the comparable 1995 period. The decrease was primarily due to lower franchise and equipment cost of sales in the second quarter of 1996 of $2,066,000 versus $2,891,000 in the second quarter of 1995. The increase in the six months was primarily due to higher franchise and equipment cost of sales of $3,296,000 in the first six months of 1996 versus $2,891,000 in the comparable 1995 period.

Field, corporate and administrative expenses for the second quarter and first six months of 1996 increased 10.4% and 14.2%, respectively, over the comparable 1995 periods. In general, field, corporate and administrative expenses have been increasing moderately as a result of normal increases in salaries and wages, inflation and increases in headcount due to the increased workloads as the company grows. Field, corporate and administrative expenses were 3.2% and 3.4% of system-wide sales in the second quarter and first six months of 1996, respectively, compared with 3.2% and 3.3%, respectively, in the comparable 1995 periods.

Depreciation and amortization expense increased 13.0% and 14.9% in the second quarter and first six months of 1996, respectively, over the comparable 1995 periods primarily due to depreciation and amortization associated with the addition of new, larger restaurants.

Interest expense increased 31.9% and 29.5% in the second quarter and first six months of 1996, respectively, over the comparable 1995 periods due primarily to interest associated with increased capital lease obligations.

Severance charges of $800,000, or $484,000 net of income tax benefit, or $.05 per share, were recognized in the first quarter of 1995. The charges were associated with a realignment of responsibilities in the Company's restaurant operations, restaurant development and purchasing functions. (See Note 2 to the Consolidated Financial Statements.)

Provision for income taxes was 39.5% of income before income taxes in the second quarter and first six months of 1996 and in the comparable 1995 periods.

Liquidity and Capital Resources
- -------------------------------
The Company invests available funds into its business through the development of additional restaurants and the remodeling of older Company-operated restaurants.

In 1996, IHOP and its franchisees and area licensees plan to develop and open approximately 75 to 80 restaurants. Included in that number are the development of 50 to 55 new restaurants by the Company and 25 by IHOP franchisees and area licensees. Capital expenditures budgeted for 1996, which include IHOP's portion of the above development program, are approximately $60 million. In November 1996, the first annual installment of $4.6 million in principal becomes due on the Company's senior notes due 2002. The Company expects that funds from operations, sale and leaseback arrangements (estimated to be about $26 million) and its revolving line of credit will be sufficient to cover its operating requirements and its projected capital expenditures in 1996. At June 30, 1996, $11 million was available to be borrowed under the Company's unsecured bank revolving credit agreement.

Part II.  OTHER INFORMATION
- ---------------------------

Item 4.    Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders (the "Meeting") was held on May 16, 1996. Shareholders voted in person or by proxy for the following purposes.

(a) Shareholders voted to elect three Class II directors, each to serve for a term of three years as follows:

                                 Votes      Votes
     Nominee                     For      Withheld
     ----------------         ---------   --------
     Michael S. Gordon        7,716,894     17,478
     Larry Alan Kay           7,717,894     16,478
     Dennis M. Leifheit       7,718,894     15,478

     There were no abstentions or broker non-votes. Directors whose terms of office continued after the Meeting included the above three directors and
     H. Frederick Christie, Frank Edelstein, Neven C. Hulsey, Richard K. Herzer, Caroline W. Nahas and Patrick W. Rose.

(b) Shareholders voted to approve and ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the year ending December 31, 1996. 7,711,907 shares were voted for this proposal, 15,244 were voted against, there were 7,221 abstentions and no broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibits not incorporated by reference are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

  3.1 Certificate of Incorporation of IHOP Corp. Exhibit 3.1 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 1991, Commission file number 0-8360, (the "1991 Form 10-K") is hereby incorporated by reference.

  3.2 Bylaws of IHOP Corp. Exhibit 3.2 to IHOP Corp.'s Registration Statement on Form S-1 No. 33-40431 is hereby incorporated by reference.

 11    Statement Regarding Computation of Per Share Earnings.

 27    Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  IHOP CORP.
                                            -----------------------
                                                 (Registrant)


July 25, 1996                      BY:       /s/  Richard K. Herzer
- -------------                                --------------------------
 (Date)                                      Richard K. Herzer
                                             Chairman of the Board,
                                             President and Chief Executive
                                             Officer (Principal Executive
                                             Officer)



July 25, 1996                      BY:       /s/  Frederick G. Silny
- -------------                                --------------------------
 (Date)                                      Frederick G. Silny
                                             Vice President-Finance and
                                             Treasurer (Principal Financial
                                             Officer)