Form 10-Q
period 1996-09-30
IHOP CORP
filed 1996-10-24
CIK 49754

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _________________

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

                                (818) 240-6055
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X     NO
                                               -----      ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Class                                 Outstanding as of September 30, 1996
   ----------------------------          ------------------------------------
   Common Stock, $.01 par value                      9,467,294

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS                                                IHOP CORP. AND SUBSIDIARIES
(Unaudited and in thousands, except share amounts)
------------------------------------------------------------------------------------------------------

                                                                        September 30,     December 31,
                                                                            1996             1995
                                                                        -------------     ------------
ASSETS
Current assets
 Cash and cash equivalents                                                   $  2,185         $  3,860
 Receivables                                                                   26,640           21,476
 Reacquired franchises and equipment held for sale, net                         1,613            1,157
 Inventories                                                                    1,064              792
 Prepaid expenses                                                                 427              233
                                                                             --------         --------
   Total current assets                                                        31,929           27,518
                                                                             --------         --------
Long-term receivables                                                         129,349          115,800
Property and equipment, net                                                   115,166           87,795
Reacquired franchises and equipment held for sale, net                         10,113            6,553
Excess of costs over net assets acquired, net                                  13,015           13,336
Other assets                                                                      906            1,055
                                                                             --------         --------
   Total assets                                                              $300,478         $252,057
                                                                             ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Current maturities of long-term debt                                        $  4,622         $  4,672
 Accounts payable                                                              16,770           15,979
 Accrued employee compensation and benefits                                     3,010            1,562
 Other accrued expenses                                                         5,045            2,349
 Deferred income taxes                                                          3,271            3,436
 Capital lease obligations and other                                              829              719
                                                                             --------         --------
   Total current liabilities                                                   33,547           28,717
                                                                             --------         --------
Long-term debt                                                                 43,844           30,584
Deferred income taxes                                                          24,086           21,495
Capital lease obligations and other                                            76,228           62,964
Shareholders' equity
 Preferred stock, $1 par value, 10,000,000 shares
  authorized; shares issued and outstanding: no shares                              -                -
 Common stock, $.01 par value, 40,000,000 shares
  authorized; shares issued and outstanding: September 30,
  1996, 9,467,294 shares; December 31, 1995, 9,375,515
  shares                                                                           95               94
 Additional paid-in capital                                                    48,478           46,363
 Retained earnings                                                             73,460           60,640
 Contribution to ESOP                                                             740            1,200
                                                                             --------         --------
   Total shareholders' equity                                                 122,773          108,297
                                                                             --------         --------
   Total liabilities and shareholders' equity                                $300,478         $252,057
                                                                             ========         ========

See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                            IHOP CORP. AND SUBSIDIARIES
(Unaudited and in thousands, except per share amounts)
--------------------------------------------------------------------------------------------


                                                     Three Months Ended    Nine Months Ended
                                                       September 30,         September 30,
                                                     ------------------   -------------------
                                                       1996      1995       1996       1995
                                                     --------   -------   --------   --------
Revenues
 Franchise operations
   Rent                                               $ 7,459   $ 7,178   $ 21,832   $ 20,854
   Service fees and other                              18,267    16,790     53,593     47,904
                                                      -------   -------   --------   --------
                                                       25,726    23,968     75,425     68,758
 Company operations                                    14,342    10,484     38,778     30,216
 Other                                                 11,501     8,118     22,123     16,897
                                                      -------   -------   --------   --------
    Total revenues                                     51,569    42,570    136,326    115,871
                                                      -------   -------   --------   --------
Costs and expenses
 Franchise operations
   Rent                                                 4,190     3,811     12,109     11,303
   Other direct costs                                   7,735     7,302     22,843     20,846
                                                      -------   -------   --------   --------
                                                       11,925    11,113     34,952     32,149
 Company operations                                    13,541    10,384     36,448     29,282
 Field, corporate and administrative                    6,745     5,282     19,647     16,580
 Depreciation and amortization                          2,095     1,703      5,965      5,070
 Interest                                               2,842     2,217      8,231      6,378
 Other                                                  5,513     4,028      9,893      8,114
 Severance charges                                          -         -          -        800
                                                      -------   -------   --------   --------
    Total costs and expenses                           42,661    34,727    115,136     98,373
                                                      -------   -------   --------   --------
Income before income taxes                              8,908     7,843     21,190     17,498
Provision for income taxes                              3,519     3,102      8,370      6,912
                                                      -------   -------   --------   --------
    Net income                                        $ 5,389   $ 4,741   $ 12,820   $ 10,586
                                                      =======   =======   ========   ========
Net income per common and common
 equivalent share                                        $.56      $.50      $1.34      $1.12
                                                      =======   =======   ========   ========
Weighted average common and common
 equivalent shares outstanding                          9,600     9,521      9,584      9,478
                                                      =======   =======   ========   ========


See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                    IHOP CORP. AND SUBSIDIARIES
(Unaudited and in thousands)
------------------------------------------------------------------------------------

                                                                 Nine Months Ended
                                                                   September 30,
                                                               ---------------------
                                                                 1996        1995
                                                               ---------   ---------
Cash flows from operating activities
 Net income                                                    $ 12,820    $ 10,586
 Adjustments to reconcile net income to cash provided
  by operating activities
   Depreciation and amortization                                  5,965       5,070
   Deferred taxes                                                 2,426       3,911
   Contribution to ESOP                                             740         665
   Changes in current assets and liabilities
     Accounts receivable                                         (4,685)     (2,320)
     Inventories                                                   (272)        (40)
     Prepaid expenses                                              (194)        403
     Accounts payable                                               791       2,121
     Accrued employee compensation and benefits                   1,448        (402)
     Other accrued expenses                                       2,696         477
   Other, net                                                      (195)        (40)
                                                               --------    --------
       Cash provided by operating activities                     21,540      20,431
                                                               --------    --------
Cash flows from investing activities
 Additions to property and equipment                            (41,007)    (31,455)
 Proceeds from sale and leaseback arrangements                    5,200      10,079
 Additions to notes, equipment contracts and
  direct financing leases receivable                             (6,112)     (4,959)
 Principal receipts from notes, equipment contracts
  and direct financing leases receivable                          5,146       4,341
 Additions to reacquired franchises held for sale                  (405)       (721)
                                                               --------    --------
       Cash used by investing activities                        (37,178)    (22,715)
                                                               --------    --------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                        17,800       5,900
 Repayment of long-term debt                                     (4,437)     (5,400)
 Principal payments on capital lease obligations                   (316)       (381)
 Exercise of stock options                                          916       2,508
                                                               --------    --------
       Cash provided by financing activities                     13,963       2,627
                                                               --------    --------
 Net change in cash and cash equivalents                         (1,675)        343
 Cash and cash equivalents at beginning of period                 3,860       2,036
                                                               --------    --------
       Cash and cash equivalents at end of period              $  2,185    $  2,379
                                                               ========    ========
Supplemental disclosures
 Interest paid, net of capitalized amounts                     $  7,343    $  5,958
 Income taxes paid                                                6,371       1,667
 Capital lease obligations incurred                              14,377      12,356

See the accompanying notes to the consolidated financial statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which in the opinion of the management of IHOP Corp. and Subsidiaries ("IHOP" or the "Company") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.

2. In the first quarter of 1995, the Company recognized severance charges of $800,000 associated with a realignment of responsibilities in its restaurant operations, restaurant development and purchasing functions. The effect of the charges was $484,000, net of income tax benefit, or $.05 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The following table sets forth certain operating data for IHOP restaurants.

                                   Three Months Ended          Nine Months Ended
                                      September 30,              September 30,
                                -----------------------     ----------------------
                                  1996          1995          1996          1995
                                --------     ----------     ---------     --------
                                       (Unaudited and dollars in thousands)
Restaurant Data
 Effective restaurants (a)
   Franchise                         505            468           498          458
   Company                            59             48            56           47
   Area license                      132            127           132          126
                                --------       --------      --------     --------
    Total                            696            643           686          631
                                ========       ========      ========     ========
System-wide
 Sales (b)                      $208,512       $185,440      $591,504     $530,857
   Percent increase                 12.4%          12.1%         11.4%        13.1%
 Average sales per
  effective restaurant          $    299       $    288      $    862     $    841
   Percent increase                  3.8%           2.9%          2.5%         4.6%
 Comparable average sales
  per restaurant (c)            $    306       $    289      $    882     $    840
   Percent change                    2.7%          (0.4%)         1.3%         1.0%
Franchise
 Sales                          $163,061       $142,173      $460,309     $406,416
   Percent increase                 14.7%          12.2%         13.3%        13.7%
 Average sales per
  effective restaurant          $    323       $    304      $    924     $    887
   Percent increase                  6.3%           2.4%          4.2%         3.5%
 Comparable average sales
  per restaurant (c)            $    314       $    298      $    906     $    867
   Percent change                    2.8%          (0.6%)         1.3%         1.1%
Company
 Sales                          $ 14,342       $ 10,484      $ 38,778     $ 30,216
   Percent change                   36.8%           5.4%         28.3%        (2.4%)
 Average sales per
  effective restaurant          $    243       $    218      $    692     $    643
   Percent change                   11.5%          (1.4%)         7.6%        (0.3%)
Area License
 Sales                          $ 31,109       $ 32,783      $ 92,417     $ 94,225
   Percent change                   (5.1%)         14.4%         (1.9%)       16.0%
 Average sales per
  effective restaurant          $    235       $    258      $    700     $    748
   Percent change                   (8.9%)          7.1%         (6.4%)        9.5%

--------------------
(a) "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open only a portion of the period.
(b) "System-wide sales" are retail sales of franchisees, Company-operated restaurants, and area licensees as reported to the Company.
(c) "Comparable average sales" reflects sales for restaurants that are operated for the entire fiscal period indicated as well as the entire prior fiscal period. Comparable average sales do not include data on area license restaurants located in Florida and Japan.

The following table summarizes IHOP restaurant development and franchising activity:


                                            Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                            ------------------     -----------------
                                             1996        1995       1996       1995
                                            ------      ------     ------     ------
                                                           (Unaudited)

RESTAURANT DEVELOPMENT ACTIVITY (a)
--------------------------------------
IHOP - beginning of period                    697        639        678        620
 New openings
   IHOP-developed                              17         12         29         21
   Investor program                             1          5         10         14
   Area license                                 1          1          3          5
                                             ----       ----       ----       ----
 Total new openings                            19         18         42         40
 Closings
   Company and franchised                      (3)        (3)        (7)        (6)
   Area license                                (2)         -         (2)         -
                                             ----       ----       ----       ----
IHOP - end of period                          711        654        711        654
                                             ====       ====       ====       ====

Summary - end of period
  Franchise                                   518        478        518        478
  Company                                      61         48         61         48
  Area license                                132        128        132        128
                                             ----       ----       ----       ----
     Total - IHOP                             711        654        711        654
                                             ====       ====       ====       ====

RESTAURANT FRANCHISING ACTIVITY (a)
--------------------------------------
IHOP-developed                                 16         10         27         20
Investor program                                1          5         10         14
Rehabilitated and refranchised                  -          2          -          2
                                             ----       ----       ----       ----
 Total restaurants franchised                  17         17         37         36
Reacquired by Company                          (4)        (1)       (11)        (6)
Closed                                         (2)        (1)        (4)        (2)
                                             ----       ----       ----       ----
 Net addition                                  11         15         22         28
                                             ====       ====       ====       ====

--------------------
(a) The Company reports restaurants in Canada as franchise restaurants although nine of the ten restaurants are operated under an area license agreement.

IHOP's quarterly results are subject to seasonal fluctuation. Revenues from sales of franchises are affected by the timing of new restaurant openings and the restaurants in the Company's "inventory" of restaurants available from time to time for franchising; the impact of such factors is not evenly distributed throughout the year. As a consequence, the results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.

System-wide retail sales for the third quarter and first nine months of 1996 increased 12.4% and 11.4%, respectively, over system-wide retail sales for the comparable 1995 periods. This was due to increases in the number of effective restaurants of 8.2% and 8.7% and increases in average per unit revenues of 3.8% and 2.5% over the respective prior year periods. The above increases were mitigated by unfavorable exchange fluctuations in the Japanese yen. If the Japanese sales were excluded from the comparison, system-wide sales would have increased by 14.5% in the third quarter and 13.4% in the first nine months of 1996. System-wide comparable average sales per restaurant (exclusive of area license restaurants) for the third quarter and first nine months of 1996 increased 2.7% and 1.3%, respectively, over those in the comparable 1995 periods. Management continues to pursue sales increases through the Company's restaurant development program, improved marketing efforts, improvements in customer service and operations, and the Company's remodeling program.

Franchise operations revenues for the third quarter and first nine months of 1996 increased 7.3% and 9.7%, respectively, over revenues for the comparable 1995 periods. This was primarily due to increases in the number of effective franchise restaurants of 7.9% and 8.7% coupled with increases in average per unit revenues of 6.3% and 4.2% in the third quarter and the first nine months of 1996, respectively, in comparison with the same periods in 1995. Franchise operations costs and expenses for the third quarter and first nine months of 1996 increased 7.3% and 8.7%, respectively, over costs and expenses for the comparable 1995 periods. As a result of franchise revenues increasing in excess of franchise expenses, the margin from franchise operations improved to 53.7% in both the third quarter and first nine months of 1996 versus 53.6% and 53.2% in the comparable 1995 periods. The improvements in margin were primarily because of increases in interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees.

Company-operated restaurant revenues for the third quarter and first nine months of 1996 increased 36.8% and 28.3%, respectively, over revenues for the comparable periods in 1995. This was primarily due to increases in the number of effective Company-operated restaurants of 22.9% and 19.1% coupled with increases in the revenues per effective Company operated restaurant of 11.5% and 7.6%, respectively, in the third quarter and the first nine months of 1996 over the comparable 1995 periods. Company-operated restaurant costs and expenses for the third quarter and first nine months of 1996 increased 30.4% and 24.5%, respectively, from those in the comparable 1995 periods. Margin from Company-operated restaurants increased to 5.6% and 6.0% in the third quarter and first nine months of 1996, respectively, from margins of 1.0% and 3.1% in the comparable 1995 periods. The improvements in margin were primarily due to operating reductions in food costs, salaries and wages as a percentage of revenues.

Other revenues for the third quarter and first nine months of 1996 increased 41.7% and 30.9%, respectively, from other revenues for the comparable 1995 periods. The primary reason for the increases were sales of franchises and equipment which increased to $9,333,000 and $15,911,000 in the third quarter and first nine months of 1996, respectively, from $6,566,000 and $12,407,000 in the comparable 1995 periods. Augmenting the increased sales of franchises and equipment were gains in interest income from direct financing leases. The Company franchised 17 and 37 restaurants in the third quarter and first nine months of 1996, respectively, compared to 17 and 36 restaurants in the comparable 1995 periods. Other costs and expenses for the third quarter and first nine months of 1996 increased 36.9% and 21.9%, respectively, over the 1995 periods. The increases were primarily due to franchise and equipment costs of sales which increased to $5,091,000 and $8,387,000, respectively, from $3,436,000 and $6,327,000 in the comparable 1995 periods. Revenues from sales of franchises and equipment and their associated costs of sales are affected by the mix and number of restaurants franchised, as follows: (i) restaurants newly developed by IHOP normally franchise for $200,000 to $350,000, have little if any franchise cost of sales and have equipment in excess of $300,000 that is usually sold at about break-even, (ii) restaurants developed by franchisees normally franchise for $50,000, have minor associated franchise cost of sales and do not include an equipment sale; and (iii) previously reacquired franchises normally refranchise for $100,000 to $300,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. As noted earlier, sales of franchises are also affected by the timing of new restaurant openings and the restaurants in the Company's "inventory" of restaurants available from time to time for franchising.

Field, corporate and administrative expenses for the third quarter and first nine months of 1996 increased 27.7% and 18.5%, respectively, over the comparable 1995 periods. In general, field, corporate and administrative expenses have been increasing as a result of normal increases in salaries and wages, inflation and increases in headcount to support higher workloads as the Company grows. Field, corporate and administrative expenses were 3.2% and 3.3% of system-wide sales in the third quarter and first nine months of 1996, respectively, compared with 2.9% and 3.1% in the comparable 1995 periods.

Depreciation and amortization expense increased 23.0% and 17.7% in the third quarter and first nine months of 1996, respectively, over the comparable 1995 periods primarily reflecting the addition of new, larger restaurants.

Interest expense increased 28.2% and 29.1% in the third quarter and first nine months of 1996, respectively, over the comparable 1995 periods primarily due to interest associated with increased capital lease obligations.

Severance charges of $800,000, or $484,000 net of income tax benefit, or $.05 per share, were recognized in the first quarter of 1995. The charges were associated with a realignment of responsibilities in the Company's restaurant operations, restaurant development and purchasing functions. (See Note 2 to the Consolidated Financial Statements.)

Provision for income taxes was 39.5% of income before income taxes in the third quarter and first nine months of 1996 and in the comparable 1995 periods.

Liquidity and Capital Resources
-------------------------------
The Company invests available funds into its business through the development of additional restaurants and the remodeling of older Company-operated restaurants.

In 1996, IHOP and its franchisees and area licensees plan to develop and open approximately 65 to 70 restaurants. Included in that number are the development of 45 to 50 restaurants by the Company and approximately 20 by IHOP franchisees and area licensees. This is an adjustment from the previous forecast of 50 to 55 new restaurants to be developed by the Company and 25 by franchisees and area licensees. Intense competition for the limited number of restaurant locations which are available at fair value is the primary reason for the change in forecast. Projected capital expenditures in 1996 for IHOP's portion of the above development program are approximately $55 million. In November 1996, the first annual installment of $4.6 million in principal becomes due on the Company's senior notes due 2002.

The Company is currently finalizing the placement of $35 million in unsecured senior notes due 2008 at a favorable fixed interest rate. Principal payments on these notes will commence in the year 2000. Management projects that the sale of the notes will be completed in November 1996. The proceeds will be used to fund capital expenditures, refinance existing debt and for general corporate purposes. The Company expects that funds from operations, sale and leaseback arrangements (estimated to be about $8 million), its revolving line of credit and the senior notes will be sufficient to cover its operating requirements and its projected capital expenditures in 1996. At September 30, 1996, $16.0 million had been borrowed under the Company's unsecured bank revolving credit agreement. These borrowings are expected to be repaid with a portion of the proceeds from the senior notes.

Part II.  OTHER INFORMATION
---------------------------
Item 6.Exhibits and Reports on Form 8-K.

(a)    Exhibits.

Exhibits not incorporated by reference are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

3.1 Certificate of Incorporation of IHOP Corp. Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1991, Commission file number 0-8360, (the "1991 Form 10-K") is hereby incorporated by reference.

3.2 Bylaws of IHOP Corp. Exhibit 3.2 to Registration Statement on Form S-1 No. 33-40431 is hereby incorporated by reference.

10 Amendment No. 3 to the Amended and Restated International House of Pancakes Employee Stock Ownership Plan.

11   Statement Regarding Computation of Per Share Earnings.

27   Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 IHOP Corp.
                                            --------------------------
                                                 (Registrant)


October 24, 1996                       BY:  /s/  Richard K. Herzer
----------------                       ------------------------------
(Date)                                 Richard K. Herzer
                                       Chairman of the Board, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



October 24, 1996                       BY:  /s/  Frederick G. Silny
---------------                        ----------------------------
(Date)                                 Frederick G. Silny
                                       Vice President-Finance and Treasurer
                                       (Principal Financial Officer)