Form 10-K405
period 1996-12-31
IHOP CORP
filed 1997-03-28
CIK 49754

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-8360

                                  IHOP CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                95-3038279
    (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

525 NORTH BRAND BOULEVARD, GLENDALE, CALIFORNIA            91203-1903
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 240-6055

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                    NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  [X]   No  [_]
                                                   -----     -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997: $220 million

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

                    CLASS                           OUTSTANDING AS OF FEBRUARY 28, 1997
                    -----                           -----------------------------------
        Common Stock, $.01 par value                             9,518,778

DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on Tuesday, May 13, 1997, (the "1997 Proxy Statement") are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

  IHOP Corp. and its subsidiaries ("IHOP" or the "Company") develop, operate and franchise International House of Pancakes restaurants, one of America's best-known national family restaurant chains. As of December 31, 1996, the Company had 729 restaurants of which 535 were operated by franchisees, 136 by area licensees and 58 by the Company. IHOP restaurants are located in 36 states, Canada and Japan.

  IHOP restaurants are well known for the treat appeal, quality and variety of their pancakes, waffles and other breakfast specialties. The restaurants also offer a wide selection of moderately priced lunch and dinner items in a comfortable, sit-down environment. A national consumer survey, performed by an independent restaurant industry publication in 1996, indicates that approximately 80% of all Americans are familiar with International House of Pancakes restaurants, making IHOP one of the two top family restaurant chains in terms of consumer awareness.

  The first IHOP restaurant was opened in 1958 in Toluca Lake, California. The chain grew rapidly during the 1960s. Beginning in the mid-1970s, however, the Company's predecessor and its parent underwent a series of ownership changes and growth was constrained as a result of the financial difficulties of the then parent Company. IHOP Corp. was incorporated under the laws of the State of Delaware in 1976 and was a publicly held Company from 1976 until 1981. In May 1987, the Company was acquired by members of management and investors. The acquisition afforded IHOP the first opportunity in years to invest significant funds in the business. In July 1991, IHOP completed an initial public offering of its common stock.

  As a result of the Company's improved financial condition, IHOP has been able to invest in new restaurant development and the remodeling of older Company-operated restaurants. IHOP-developed restaurant openings have increased from 16 in 1991 to 40 in 1995 and 45 in 1996. Total restaurant openings, which includes restaurants developed by franchisees and licensees, grew from 23 in 1991 to 65 in 1995 and 63 in 1996.

  Average sales per restaurant have risen from $845,000 in 1991 to $1,148,000 in 1996 due to both the growth in the number of new, larger restaurants and increases in comparable average sales per restaurant.

STRATEGY

  IHOP's objective is to continue to increase sales and profitability by:

  . Adding new restaurants to the IHOP system in accordance with the Company's restaurant development program;

  . Delivering value and service and achieving customer satisfaction by providing our valued guests with a high quality dining experience;

  . Attracting new guests to IHOP through improved advertising and marketing efforts; and

  . Enhancing the performance and image of the chain by remodeling and updating older restaurants.

  Complementing the above strategies is IHOP's continued use of its proven approach to franchising, which is different from most other restaurant franchisors. This approach is founded on the franchisees' active involvement in the day-to-day operations of their respective restaurants. This provides a quality of management and dedication that, in the view of the Company, is generally unmatched by salaried employees or passive investors. In addition, IHOP itself develops most new restaurants prior to franchising them and, following the franchising of a restaurant, becomes the franchisee's landlord. This landlord/tenant relationship provides IHOP with enhanced profits and greater control over the franchise system.

RESTAURANT DEVELOPMENT PROGRAM

  The Company intends to add restaurants to the IHOP system primarily through the development of new restaurants in major markets where the Company has a core customer base. Management believes that by concentrating growth in its existing markets, the Company will be able to achieve economies of scale with respect to supervisory, advertising and distribution functions. New restaurants are developed after a stringent site selection process which is supervised by senior management.

  When opportunities arise for IHOP to acquire a presence in a market or markets where it does not currently have such a presence, or in order to augment its presence in an existing market, the Company may acquire non-IHOP restaurants for conversion to International House of Pancakes restaurants.

  Field training teams and new restaurant opening teams provide on-site instruction to Company and franchised restaurant employees to assist in the opening of all IHOP restaurants.

  New restaurants average approximately 4,500 square feet with about 170 seats in comparison to the older A-frame restaurants which average approximately 3,000 square feet with 100 seats. The new restaurants also feature larger kitchens designed to accommodate IHOP's continuing expansion of its lunch and dinner business and service more efficiently the peak breakfast and brunch hours on weekends. In 1996 IHOP began entering high-potential smaller markets with an experimental, reduced size restaurant of approximately 3,900 square feet and about 132 seats. As of year end 1996, five such restaurants were open, and management will be monitoring their performance. To the extent possible, the Company continues to use its familiar blue signature color on the roof, awnings and other exterior decor of all of its restaurants.

  Generally, IHOP will enter into "build to suit" leases pursuant to which the land and most of the construction costs are provided by the lessor. However, in many instances, the Company will purchase the land and construct and equip the building. Where opportunities exist to quickly and economically acquire non-IHOP restaurants at sites which meet the Company's criteria, the Company will convert existing restaurants into International House of Pancakes restaurants, insofar as possible conforming the exterior and interior appearance and restaurant kitchen to Company specifications.

  The cost of developing a restaurant varies based on the size of the restaurant, regional factors and whether it is a conversion of an existing restaurant to an International House of Pancakes restaurant or a "ground up" development on purchased or leased land. Conversions of existing restaurants can be accomplished more quickly and have generally been less costly than "ground up" development.

  The table below sets forth the average development cost per restaurant in 1996. For leased restaurants, the discounted present value of the lease and any "key money" have been allocated to land, building and site improvements and other costs, as appropriate.

                                                                     AVERAGE
                                                                  PER RESTAURANT
                                                                  --------------
      Land.......................................................   $  396,000
      Building...................................................      773,000
      Equipment..................................................      333,000
      Site improvements and other costs..........................      131,000
                                                                    ----------
        Total....................................................   $1,633,000
                                                                    ==========

  New restaurants developed by the Company and opened in 1994 and 1995 have realized, on average, sales of $1,439,000 in their first full twelve months of operation.

  A table summarizing IHOP's development and franchising activities for the past five years is included in Management's Discussion and Analysis of Financial Condition and Results of Operations which is in the Financial Information Section beginning on page F-1 of this Annual Report on Form 10-K.

CUSTOMER SATISFACTION

  IHOP management believes that achieving customer satisfaction by providing affordable, comfortable dining that features high quality food and attentive service is critical to the Company's success. Accordingly, IHOP standardizes the preparation, presentation and service of food, the maintenance and repair of premises and the dress and conduct of restaurant employees. IHOP continues to modify its methods of evaluating restaurant performance to provide more meaningful input and guidance to franchisees and restaurant managers with respect to improving their operations. In December 1996, the approximate guest check average per customer in an IHOP restaurant was $5.60.

  The International House of Pancakes menu offers a large selection of high quality products priced to represent good value and appeal to a broad customer base. There are approximately 100 core menu items. These include a wide variety of pancakes, waffles and other breakfast specialties, omelets, chicken, steak and sandwiches. To attract families with children, IHOP has a Kid's Corner on its menu featuring moderately priced childrens' items such as IHOP's popular Funny Face Pancake. To attract senior citizens, many restaurants feature a seniors' menu or offer a seniors' discount on regular menu items. In response to local tastes, most IHOP restaurants offer regional specialties that complement the core menu. IHOP actively engages in the development of new menu items. New products and combinations are tested and developed in the corporate test kitchen and further tested in a selected market prior to introduction. New item introductions take place on a regular basis. All of the new items are designed to augment and complement the existing menu. The purpose of adding new items is to be responsive to our guests' needs and requests, and to keep the menu fresh and appealing to our repeat IHOP restaurant guests.

  A cornerstone of the IHOP philosophy is the belief that consistently good service is a key to building and maintaining customer loyalty. The Company believes that it must continue to provide strong leadership and support to its franchisees to ensure the delivery of high quality food and attentive service to its customers.

  Under the direction of the Executive Vice President, Operations and two Area Vice Presidents, IHOP employs six Regional Directors, thirty-two Operations Consultants, and thirty support staff to maintain direct relationships with franchisees and supervise the management of Company-operated restaurants.

  Operations Consultants generally visit each of the restaurants within their respective areas of responsibility at least once a month. Normally twice annually, an Operations Consultant spends two or more days in each restaurant to conduct and prepare a comprehensive, written evaluation of every aspect of its operation and to consult with the franchisee or Company restaurant manager regarding the restaurant's strengths, weaknesses and areas for improvement.

  The regional Company-operated training restaurants provide thorough "hands-on" training to new employees, franchisees and managers. The Company provides training crews to assist in opening new IHOP restaurants. IHOP also holds office and classroom training and seminars on general management issues both in the Company's training center and in the field.

MARKETING AND ADVERTISING

  IHOP's television advertising campaign features actor Cliff Bemis, the likable, "guy-next-door" spokesperson. Our guests' response to Cliff has been positive and the Company is continuing to create new Cliff commercials. The television commercials use low-key humor to feature a variety of quality meals, with table service, in an attractive setting and at an attractive price. The interior restaurant shots are filmed in IHOP's newer, larger restaurants to illustrate the light and attractive new look found in the new restaurants and many of the older restaurants which have been remodeled. The campaign also features the slogan, "Any Time's A Good Time For Breakfast At IHOP."

  The Company's advertising expenditures in 1996, 1995, and 1994 were $20.5 million, $18.0 million, $16.0 million, respectively. The majority of those expenditures were for media purchased through local advertising cooperatives consisting of geographically proximate franchisee and Company-operated restaurants. In addition to television advertising, IHOP encourages local area marketing by its franchisees. These marketing programs include discounts and specials in an effort to increase customer traffic and encourage repeat business.

REMODELING AND REFRANCHISING PROGRAM

  In the past five years, IHOP has remodeled and updated approximately 48 then Company-operated restaurants at an average cost per restaurant of approximately $102,000. Management believes that from 1991 through 1995, average sales in remodeled Company-operated restaurants increased approximately 16.5% in the twelve months subsequent to the remodeling. IHOP intends to continue this remodeling program with respect to Company-operated restaurants on an ongoing basis to facilitate the refranchising of these restaurants and to enhance the chain's image and maintain and expand its customer base.

  Restaurants reacquired by IHOP are usually underperforming as a result of having been poorly operated, physically neglected and/or badly staffed. When a restaurant enters the pool of Company-operated restaurants as a result of negotiation or franchisee default, IHOP begins a multi-step rehabilitation program for that restaurant. Such restaurants are physically rehabilitated by IHOP. IHOP also hires and trains the restaurant staff. The Company then implements new marketing and operations programs designed to regain the business of former guests and attract new patrons. After a restaurant has been rehabilitated and its sales volume reaches acceptable levels, the restaurant is refranchised to a qualified franchisee. In the past five years, IHOP reacquired a total of 44 restaurants from franchisees. In those same years, restaurants that were refranchised totaled 46.

  IHOP also requires most of its franchisees, and strongly encourages all of its franchisees, to periodically remodel their restaurants. 163 restaurants have been remodeled by franchisees in the past five years. Of the Company's 535 franchise agreements in place at December 31, 1996, 458 require franchisees to remodel, upgrade and refurbish their restaurants to comply with existing Company standards every five years. All franchise agreements executed since 1982 contain this provision.

FRANCHISE SYSTEM

  IHOP's approach to franchising differs from that of most of its food service competitors and franchisors where the franchisee pays a modest initial fee and uses his own capital to develop a restaurant and fund working capital needs. IHOP approaches franchising from a management perspective. IHOP generally (i) identifies the site for the new restaurant, (ii) purchases the site or leases it from a third party, (iii) builds the restaurant and equips it with all required equipment, (iv) selects the franchisee and trains the franchisee and supervisory personnel who will run the restaurant, (v) finances the purchase of the franchise, (vi) leases the restaurant and equipment to the franchisee and (vii) provides continuing support with respect to operations, marketing and new product development. Although IHOP incurs substantial obligations in the development, franchising and start-up operations of a new restaurant, its involvement in such development allows the Company to command a substantial franchise and development fee. In addition, IHOP derives income from the partial financing of the franchise and development fee and from the leasing of property and equipment to franchisees. IHOP's involvement in site selection and development, the training and supervising of franchisees, as well as its control over restaurant property, products and services, are an integral part of the Company's operating philosophy.

  IHOP franchisees are predominately owner/operators, not passive investors. A franchisee's active involvement in the day-to-day management of a restaurant provides a quality of management and dedication that, in the view of the Company, is generally unmatched by salaried employees or passive investors. In addition, a majority of new restaurants are franchised to current franchisees or restaurant managers who already understand IHOP's approach to the restaurant business. The majority of franchisees own one restaurant and only eight franchisees (excluding area licensees) currently own in excess of six restaurants. In the past five years, sales to existing franchisees and IHOP employees, or their immediate families, constituted approximately 85% of franchise sales transactions. The Company believes that its ongoing training and support programs for franchisees, coupled with channels for franchisee feedback, result in a healthy exchange of information. This, in turn, contributes to the good and stable relations IHOP generally enjoys with its franchisees.

  IHOP's franchise agreements generally require the payment of an initial franchise and development fee of approximately $200,000 to $350,000 for a newly developed restaurant (depending on the site), of which approximately 20% is initially paid in cash. The balance of the initial franchise and development fee is financed by the Company over five to eight years. IHOP also receives continuing revenues from the franchisee: a royalty fee usually equal to 4.5% of a franchisee's sales; income from the leasing of the restaurant and related equipment; revenue from the sale of certain proprietary products; a local advertising fee equal to 2% of a franchisee's sales which is usually paid to a local advertising cooperative; and a national advertising fee equal to 1% of a franchisee's sales.

  IHOP also makes available to its experienced franchisees a Franchise Investor Program wherein a franchisee directly acquires, constructs and equips an International House of Pancakes restaurant, subject to IHOP's approval of the location. In the Franchise Investor Program, the initial franchise fee is $50,000 and continuing revenues include a royalty fee equal to 4.5% of a franchisee's sales; revenue from the sale of certain proprietary products; a local advertising fee equal to 2% of a franchisee's sales which is usually paid to a local advertising cooperative; and a national advertising fee equal to 1% of a franchisee's sales.

AREA LICENSE ARRANGEMENTS

  All International House of Pancakes restaurants in Florida have been developed and operated or sub-franchised by a corporation which acquired long-term area development rights from the Company's predecessor, which include rights to the southern-most counties in Georgia. IHOP is paid a royalty of 1% of sales and receives advertising fees of 0.25% of sales. The Company also derives revenue from the sale of proprietary products such as pancake mixes to the Florida licensee.

  In 1978, area rights for Japan were granted pursuant to an area licensing arrangement with a Japanese corporation. IHOP is paid a royalty of between 0.5% and 1% of sales and derives a modest profit from the sale of proprietary pancake mixes to the Japanese licensee.

  An area license for the Province of British Columbia, Canada, was granted in 1986 to an individual who had already acquired two IHOP franchises in British Columbia. The Company is paid a royalty of 2% of sales, receives advertising fees of 0.25% of sales and derives revenue from the sale of proprietary products such as pancake mixes. Restaurants operated under this area license are reported as franchise operations by the Company.

  IHOP management believes that area licensing arrangements will continue to be selectively used for both domestic and international expansion into areas where neither the Company nor investor program franchisees are likely to develop International House of Pancakes restaurants.

COMPANY-OPERATED RESTAURANTS

  The pool of Company-operated restaurants consists of those restaurants newly-developed by the Company which have not yet been franchised and those restaurants reacquired by the Company through negotiation or franchisee default. The relative number and identity of restaurants in each group within the pool, and the total number of restaurants in the pool, varies from time to time as IHOP develops new restaurants, reacquires franchised restaurants and franchises new and reacquired restaurants. Those restaurants that the Company repossesses typically require investment in remodeling and rehabilitation by the Company before being refranchised and may remain in the pool for a substantial period of time. As a consequence of this adverse selection process, some Company-operated restaurants may incur operating losses during the period of their rehabilitation.

PURCHASING

  To minimize costs, achieve economies of scale, and ensure food quality and consistency, IHOP has set up informal purchasing cooperatives among franchisees to negotiate bulk orders of food products. IHOP has also entered into long-term supply contracts for various products, including pancake mixes, coffee, soft drinks and juices, to ensure the availability of quality products at competitive prices.

COMPETITION AND MARKETS

  The restaurant business is highly competitive and is affected by, among other things, changes in eating habits and preferences, local, regional and national economic conditions, population trends and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products served. Additionally, restaurant location, quality and speed of service, advertising, name identification and attractiveness of facilities are also important. The acquisition of sites is highly competitive as well, with IHOP often competing with other restaurant chains and retail businesses for suitable sites for the development of new restaurants.

  The current structure of the U.S. restaurant and institutional food service market is characterized by differentiated chains competing within their segments against each other and local, single-outlet operators. Food service chains in the United States include the following segments: quick-service sandwich, chicken, pizza, family restaurant, dinner house, grill-buffet, hotel restaurant and contract/catering. Information published in 1996 by an industry trade publication ranked IHOP tied for 36th out of the top 100 chains based on estimated fiscal 1995 system-wide food service sales in the United States. The same publication included twelve family restaurant chains in its top 100 chains, and IHOP ranked tied for fourth in this segment.

TRADEMARKS AND SERVICE MARKS

  The Company has registered "International House of Pancakes," "IHOP" and variations of each, as well as other trademarks and service marks, including "Any Time's A Good Time For Breakfast At IHOP," "The Home of the Never Empty Coffee Pot" and "Good Things Cookin', Breakfast, Lunch & Dinner" with the United States Patent and Trademark Office. IHOP also registers new trademarks and service marks from time to time. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to these marks that would prevent IHOP from using or licensing the use thereof for restaurants in any area of the United States. The Company has registered its trademarks and service marks and variations thereof in Japan and Canada for use by current licensees and, where feasible and appropriate, registers its trademarks and service marks in other nations for future use. The Company's current registered trademarks and service marks will expire, unless renewed, at various dates from 1997 to 2013. IHOP routinely applies to renew its active trademarks and service marks prior to their expiration.

SEASONALITY

  IHOP's business, like that of most restaurants, is seasonal in that restaurants generally experience greater customer traffic and sales in the warmer months and during the Thanksgiving and Christmas seasons.

GOVERNMENT REGULATION

  IHOP is subject to various federal, state and local laws affecting its business as well as a variety of regulatory provisions relating to zoning of restaurant sites, sanitation, health and safety. As a franchisor, the Company is subject to state and federal laws regulating various aspects of franchise operations and sales. Those laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain cases, also apply substantive standards to the relationship between franchisor and franchisee, including primarily default, termination and non-renewal of franchises.

  Various federal and state labor laws govern IHOP's relationships with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Environmental requirements have not had a material effect on the operations of the Company or those of its franchisees. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or increased tax reporting and tax payment requirements in respect to employees who receive gratuities could, however, be detrimental to the economic viability of franchisee-operated and Company-operated International House of Pancakes restaurants.

EMPLOYEES

  At December 31, 1996, the Company employed approximately 2,020 persons, of whom 214 were full-time, non-restaurant, corporate personnel. The Company considers relations with its employees to be satisfactory.

ITEM 2. PROPERTIES.

  The table below shows the location and status of the 729 IHOP restaurants in operation as of December 31, 1996:

                                                                    AREA
      LOCATION                                   FRANCHISE COMPANY LICENSE TOTAL
      --------                                   --------- ------- ------- -----
      UNITED STATES
      Alabama..................................       2        1              3
      Arizona..................................      12                      12
      Arkansas.................................       2                       2
      California...............................     138       17            155
      Colorado.................................      16                      16
      Connecticut..............................       6                       6
      Delaware.................................       1                       1
      Florida..................................                      102    102
      Georgia..................................      28        1       1     30
      Hawaii...................................       2                       2
      Idaho....................................                1              1
      Illinois.................................      27       10             37
      Indiana..................................       6                       6
      Kansas...................................       2        1              3
      Maine....................................       1                       1
      Maryland.................................      22        1             23
      Massachusetts............................      18                      18
      Michigan.................................       9                       9
      Mississippi..............................       4                       4
      Missouri.................................       9                       9
      Nevada...................................       9        3             12
      New Hampshire............................       1                       1
      New Jersey...............................      25                      25
      New Mexico...............................       7                       7
      New York.................................      30        2             32
      North Carolina...........................      15                      15
      Oklahoma.................................       1                       1
      Oregon...................................       5       10             15
      Pennsylvania.............................       9        2             11
      Rhode Island.............................       1        1              2
      South Carolina...........................       7                       7
      Tennessee................................       7                       7
      Texas....................................      76                      76
      Virginia.................................      12                      12
      Washington...............................      12        7             19
      Wisconsin................................       3        1              4
      INTERNATIONAL
      Canada (1)...............................      10                      10
      Japan....................................                       33     33
                                                    ---      ---     ---    ---
                                                    535       58     136    729
                                                    ===      ===     ===    ===

--------
(1) The Company reports restaurants in Canada as franchise restaurants although the ten restaurants are operated under an area license agreement.

  As of December 31, 1996, of the 58 Company-operated restaurants, 6 were located on Company-owned sites and 52 were located on Company-leased sites; of the 535 franchisee-operated restaurants, 37 were located on Company-owned sites, 404 were located on Company-leased sites and 94 were located on sites owned or leased by franchisees; and all of the restaurants operated by area licensees were located on sites owned or leased by area licensees.

  IHOP's leases with its landlords generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options in favor of the Company. The leases typically provide for payment of rentals in an amount equal to the greater of a fixed amount or a specified percentage of gross sales and for payment by IHOP of taxes, insurance premiums, maintenance expenses and certain other costs. Historically, IHOP generally has been successful at renewing those leases that expire without further renewal options. However, from time to time the Company chooses not to renew a lease or is unsuccessful in negotiating satisfactory renewal terms, and, as a result, the restaurant is closed and possession returned to the landlord.

  IHOP leases its principal corporate offices in Glendale, California under a lease having a remaining term of approximately four years with two five-year options to renew. The Company also leases regional offices in Lyndhurst, New Jersey; Norcross, Georgia; Lombard, Illinois; Dallas, Texas; Tualatin, Oregon and Sylmar, California. The Sylmar office also houses the Company's Purchasing and Product Development Departments, which includes a warehouse facility of approximately 6,200 square feet and a test kitchen.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is subject to various claims and legal actions which arise in the ordinary course of business. The Company believes such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock began trading on the Nasdaq National Market on July 12, 1991 under the symbol "IHOP". As of January 31, 1997, there were approximately 2,200 shareholders, including shareholders whose shares are held in street name.

  The following table sets forth the high and low prices of the stock as reported by the Nasdaq National Market.

 QUARTER ENDED                   HIGH     LOW            QUARTER ENDED           HIGH     LOW
 -------------                  ------- -------          -------------          ------- -------
March 31, 1996................. $27 1/8 $21 1/2 March 31, 1995................. $29 3/4 $24
June 30, 1996..................  29 7/8  25     June 30, 1995..................  30 1/2  21 1/2
September 30, 1996.............  27 1/8  22     September 30, 1995.............  29      24 1/2
December 31, 1996..............  26 1/4  19 1/4 December 31, 1995..............  26 1/2  20 1/2

  The Company has not paid any dividends on its Common Stock in the last five years and has no plans to do so in 1997. Any future determination to declare dividends will depend on the Company's earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors. The purchase agreements governing the Company's 7.79% senior notes, its 7.42% senior notes, and its credit agreement with its bank limit the amount of retained earnings available for dividends and investments. At December 31, 1996, approximately $25 million of retained earnings was free of restriction as to distribution as dividends.

ITEM 6. SELECTED FINANCIAL DATA.

  Certain selected financial data for each of the five years ended December 31, 1996 is contained under the caption "Five Year Financial Summary" in the Financial Information Section beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

  A discussion of the Company's financial condition, changes in financial condition and results of operations is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Financial Information Section beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated balance sheets of IHOP Corp. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, together with the related notes and the report of Coopers & Lybrand L.L.P., independent accountants, are contained in the Financial Information Section beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information appearing under the captions "Information Concerning Nominees and Members of the Board of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act" contained in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information appearing under the captions "Executive Compensation--Summary of Compensation," "Executive Compensation--Stock Options and Stock Appreciation Rights" and "Executive Officers of the Company--Employment Agreements" contained in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information appearing under the caption "Certain Relationships and Related Transactions" contained in the 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)Consolidated Financial Statements

   The following documents are contained in the Financial Information Section beginning on page F-1 of this Annual Report on Form 10-K:

   Consolidated Balance Sheets as of December 31, 1996 and 1995.

   Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996.

   Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1996.

   Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.

   Notes to the Consolidated Financial Statements.

   Report of Independent Accountants.

(2)Financial Statement Schedules

   All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)Exhibits

   Exhibits not incorporated by reference are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Management contracts or compensatory plans or arrangements are marked with an asterisk.

          3.1    Certificate of Incorporation of IHOP Corp. Exhibit 3.1 to Form
                 10-K for the fiscal year ended December 31, 1991, Commission file number 0-8360, (the "1991 Form 10-K") is hereby incorporated by reference.
          3.2    Bylaws of IHOP Corp. Exhibit 3.2 to Registration Statement on
                 Form S-1 No. 33-40431 is hereby incorporated by reference.
          4.1 Senior Note Purchase Agreement, dated as of November 19, 1992, among IHOP Corp., International House of Pancakes, Inc.
                 ("IHOP, Inc.") and Mutual Life Insurance Company of New York and other purchasers. Exhibit 10.2 to the 1992 Form 10-K is hereby incorporated by reference.
          4.2    First Amendment to Senior Note Purchase Agreement, dated as of
                 November 1, 1996, among IHOP Corp., IHOP Inc., and Mutual Life
                 Insurance Company of New York and other purchasers.
          4.3    $10,000,000 Letter Agreement among IHOP, Inc., IHOP Corp. and
                 Continental Bank, N.A., dated as of June 30, 1995. Exhibit
                 10.2 to the 1993 Form 10-K is hereby incorporated by reference.
          4.4    First Amendment to Letter Agreement, dated as of December 31,
                 1995, among IHOP, Inc., IHOP Corp. and Bank of America
                 Illinois (successor by merger to Continental Bank, N.A.).
                 Exhibit 4.3 to the 1994 Form 10-K is hereby incorporated by reference.
          4.5    Second Amendment to Letter Agreement, dated as of February 5,
                 1996, among IHOP, Inc., IHOP Corp. and Bank of America
                 Illinois. Exhibit 4.4 to the 1995 Form 10-K is hereby incorporated by reference.

         4.6     Third Amendment to Letter Agreement, dated as of September 3,
                 1996, among IHOP, Inc., IHOP Corp. and Bank of America
                 Illinois.
         4.7     Fourth Amendment to Letter Agreement, dated as of November 1,
                 1996, among IHOP, Inc., IHOP Corp. and Bank of America
                 Illinois.
         4.8     Senior Note Purchase Agreement, dated as of November 1, 1996, among IHOP, Inc., IHOP Corp. and Jackson National Life
                 Insurance Company and other purchasers.
       *10.1     IHOP Corp. Executive Incentive Plan effective January 1, 1997.
       *10.2     Incentive Appreciation Plan. Exhibit 10.23 to Registration
                 Statement on Form S-1 No. 33-40431 is hereby incorporated by reference.
       *10.3     Amendment No. 1 to Incentive Appreciation Plan. Exhibit 10.36
                 to Registration Statement on Form S-1 No. 33-40431 is hereby incorporated by reference.
       *10.4     IHOP Corp. 1991 Stock Incentive Plan as Amended and Restated
                 February 23, 1994. Exhibit B to the 1994 Proxy Statement is
                 hereby incorporated by reference.
        10.5     IHOP Corp. 1994 Stock Option Plan for Non-Employee Directors.
                 Exhibit A to 1994 Proxy Statement is hereby incorporated by reference.
       *10.6     Employment Agreement between the Company and Rand Michael
                 Ferris.
       *10.7     Employment Agreement between the Company and Susan Henderson-
                 Hernandez.
       *10.8     Employment Agreement between the Company and Richard K.
                 Herzer.
       *10.9     Employment Agreement between the Company and Dennis M.
                 Leifheit.
       *10.10    Employment Agreement between the Company and Naomi K. Shively.
       *10.11    Employment Agreement between the Company and Frederick G.
                 Silny.
       *10.12    Employment Agreement between the Company and Anna G. Ulvan.
       *10.13    Employment Agreement between the Company and Mark D.
                 Weisberger.
        10.14    Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc. Exhibit
                 10.31 to Registration Statement on Form S-1 No. 33-40431 is
                 hereby incorporated by reference.
        10.15    International House of Pancakes Employee Stock Ownership Plan
                 as Amended and Restated as of July 12, 1991 ("the ESOP").
                 Exhibit 10.35 to the 1991 Form 10-K is hereby incorporated by reference.
        10.16    Amendment No. 1 to the ESOP. Exhibit 10.36 to the 1991 Form
                 10-K is hereby incorporated by reference.
        10.17    Amendment No. 2 to the ESOP. Exhibit 10.19 to the 1993 Form
                 10-K is hereby incorporated by reference.
        10.18    Amendment No. 3 to the ESOP. Exhibit 10 to the Form 10-Q for
                 the quarterly period ended September 30, 1996 is hereby
                 incorporated by reference.
        10.19    International House of Pancakes Employee Stock Ownership Trust
                 Agreement between the Company and Chemical Bank. Exhibit 10.17 to the 1994 Form 10-K is hereby incorporated by reference.

         11.0    Statement Regarding Computation of Per Share Earnings.
         22.0    Subsidiaries of the Company. Exhibit 22.0 to the 1994 Form 10-
                 K is hereby incorporated by reference.
         23.0    Consent of Coopers & Lybrand L.L.P.
         27.0    Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c) The exhibits described above in Item 14(a)(3) are incorporated herein by reference.

(d) Information regarding schedules described above in Item 14(a)(2) is incorporated herein by reference.

                         FINANCIAL INFORMATION SECTION

                          IHOP CORP. AND SUBSIDIARIES

                                                                            PAGE
                                                                            ----
Five-Year Financial Summary...............................................   F-2
Management's Discussion and Analysis of Financial Condition and Results of
 Operations...............................................................   F-3
Consolidated Balance Sheets...............................................   F-9
Consolidated Statements of Operations.....................................  F-10
Consolidated Statement of Shareholders' Equity............................  F-11
Consolidated Statements of Cash Flows.....................................  F-12
Notes to the Consolidated Financial Statements............................  F-13
Report of Independent Accountants.........................................  F-22

                          IHOP CORP. AND SUBSIDIARIES

                          FIVE-YEAR FINANCIAL SUMMARY

                                     YEAR ENDED DECEMBER 31,
                           --------------------------------------------------
                             1996     1995        1994     1993        1992
                           -------- --------    -------- --------    --------
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Revenues
  Franchise operations...  $102,368 $ 93,039    $ 83,868 $ 71,451    $ 61,178
  Company operations.....    53,677   43,001      40,732   47,557      38,204
  Other..................    34,051   28,283      25,394   23,537      14,569
                           -------- --------    -------- --------    --------
    Total revenues.......   190,096  164,323     149,994  142,545     113,951
                           -------- --------    -------- --------    --------
Costs and expenses
  Franchise operations...    47,104   43,519      39,733   33,775      28,164
  Company operations.....    50,852   41,621      37,507   43,791      35,301
  Field, corporate and
   administrative........    26,052   22,193      21,967   21,004      18,637
  Depreciation and
   amortization..........     8,279    6,918       6,382    5,738       5,014
  Interest...............    11,691    8,873       6,805    5,641       4,762
  Other..................    15,367   13,698      12,616   11,480       7,269
  Severance charges......       --       800         --       --          --
  Nonrecurring charge....       --       --          --     2,500         --
                           -------- --------    -------- --------    --------
    Total costs and
     expenses............   159,345  137,622     125,010  123,929      99,147
                           -------- --------    -------- --------    --------
Income before income
 taxes and
  extraordinary item.....  $ 30,751 $ 26,701(a) $ 24,984 $ 18,616(b) $ 14,804
                           -------- --------    -------- --------    --------
Net income...............  $ 18,604 $ 16,154(a) $ 15,115 $ 10,733(b) $  7,931(c)
                           ======== ========    ======== ========    ========
Net income per common and
 common equivalent share.  $   1.95 $   1.70(a) $   1.60 $   1.15(b) $    .89(c)
                           ======== ========    ======== ========    ========
Weighted average common
 and common equivalent
 shares outstanding......     9,523    9,488       9,444    9,310       8,945
                           ======== ========    ======== ========    ========
BALANCE SHEET DATA (END
 OF PERIOD)
  Cash and cash
   equivalents...........  $  8,658 $  3,860    $  2,036 $  1,179    $  5,658
  Property and equipment,
   net...................   120,854   87,795      69,550   63,083      52,066
  Total assets...........   328,889  252,057     202,553  168,657     142,002
  Long-term debt.........    58,564   30,584      34,855   36,981      33,039
  Capital lease
   obligations...........    81,543   61,836      43,180   29,424      20,790
  Shareholders' equity
   (d)...................   129,357  108,297      88,299   71,178      57,992

--------
(a) Includes severance charges associated with a realignment of responsibilities in the Company's restaurant operations, restaurant development and purchasing functions of $800,000, or $484,000 net of income tax benefit, or $.05 per share.

(b) Includes a nonrecurring charge unrelated to the Company's prior or ongoing restaurant and franchising activities pertaining to litigation of $2,500,000, or $1,440,000 net of income tax benefit, or $.16 per share.

(c) Includes an extraordinary charge of $833,000, net of income tax benefit, or $.09 per share, due to costs associated with the early extinguishment of long-term debt.

(d) The Company has not paid any dividends on its common stock in the last five years and has no plans to do so in 1997. Any future determination to declare dividends will depend on the Company's earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  IHOP's revenues are recorded in three categories: (i) Franchise Operations, which includes payments from franchisees of rents, royalties and advertising fees, proceeds from the sale of proprietary products to distributors and franchisees, interest income received in connection with the financing of franchise and development fees and equipment sales, and payments from area licensees of royalties and advertising fees (except for restaurants in Japan from which the Company does not receive advertising fees); (ii) Company Operations, which consists of retail sales at Company-operated restaurants; and (iii) Other Revenues, which consists primarily of sales of franchises and equipment and interest income received from direct financing leases on franchised restaurant buildings.

  Revenues from sales of franchises and equipment and their associated costs of sales are affected by the mix and number of restaurants franchised, as follows: (i) restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, have little if any franchise cost of sales and have equipment in excess of $300,000 that is usually sold at about break-even;
(ii) restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale; and (iii) previously reacquired franchises normally sell for a franchise fee of $100,000 to $300,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings and the number of restaurants in the Company's "inventory" of restaurants that are available for refranchising.

  IHOP reports separately those expenses that are attributable to franchise operations and Company operations. Certain expenses, such as those recorded under field, corporate and administrative, depreciation and amortization, and interest, relate to both franchise operations and Company operations. Other expenses consist primarily of IHOP's investment in restaurants and equipment which are sold as franchises.

  IHOP's results of operations are impacted by the timing of additions of new restaurants, and by the timing of the franchising of those restaurants. When a restaurant is franchised, IHOP no longer includes in revenues the retail sales from such restaurant, but receives a one-time franchise and development fee, periodic interest on the portion of such fee financed by the Company and recurring payments from franchisees described above and recorded under franchise operations.

RESULTS OF OPERATIONS

  The following table sets forth certain operating data for IHOP restaurants.

                                                  YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1996       1995      1994
                                                 --------   --------  --------
                                                   (DOLLARS IN THOUSANDS)
Restaurant Data
 Effective restaurants(a)
  Franchise.....................................      503        463       422
  Company.......................................       57         49        48
  Area license..................................      134        127       118
                                                 --------   --------  --------
   Total........................................      694        639       588
                                                 ========   ========  ========
System-wide
 Sales(b)....................................... $796,555   $714,910  $631,291
  Percent increase..............................     11.4%      13.2%     14.4%
 Average sales per effective restaurant......... $  1,148   $  1,119  $  1,074
  Percent increase..............................      2.6%       4.2%      6.7%
 Comparable average sales per restaurant(c)..... $  1,174   $  1,120  $  1,084
  Percent increase..............................      1.7%       0.9%      3.6%
Franchise
 Sales.......................................... $622,969   $548,784  $483,457
  Percent increase..............................     13.5%      13.5%     18.7%
 Average sales per effective restaurant......... $  1,239   $  1,185  $  1,146
  Percent increase..............................      4.6%       3.4%      6.6%
 Comparable average sales per restaurant(c)..... $  1,207   $  1,159  $  1,124
  Percent increase..............................      1.7%       0.9%      3.9%
Company
 Sales.......................................... $ 53,677   $ 43,001  $ 40,732
  Percent change................................     24.8%       5.6%    (14.4)%
 Average sales per effective restaurant......... $    942   $    878  $    849
  Percent change................................      7.3%       3.4%     (1.8)%
Area License
 Sales.......................................... $119,909   $123,125  $107,102
  Percent change................................     (2.6)%     15.0%     10.6%
 Average sales per effective restaurant......... $    895   $    969  $    908
  Percent change................................     (7.6)%      6.7%      6.8%

--------
(a) "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open only a portion of the period.

(b) "System-wide sales" are retail sales of franchisees, area licensees and Company-operated restaurants, as reported to the Company.

(c) "Comparable average sales" reflect sales for restaurants that are operated for the entire fiscal period in which they are being compared. Comparable average sales do not include data on restaurants located in Florida and Japan.

  The following table summarizes the Company's restaurant development and franchising activity:

                                                   1996  1995  1994  1993  1992
                                                   ----  ----  ----  ----  ----
   RESTAURANT DEVELOPMENT ACTIVITY(A)
   IHOP -- beginning of year.....................  678   620   572   530   499
    New openings
     IHOP-developed..............................   45    40    30    38    23
     Investor program............................   11    17    14    17    10
     Area license................................    7     8    10     9     7
                                                   ---   ---   ---   ---   ---
    Total new openings...........................   63    65    54    64    40
                                                   ---   ---   ---   ---   ---
    Closings
     Company and franchise.......................  (10)   (7)   (5)  (17)   (6)
     Area license................................   (2)   --    (1)   (5)   (3)
                                                   ---   ---   ---   ---   ---
   IHOP -- end of year...........................  729   678   620   572   530
   Other concepts -- end of year.................   --    --    --    --    17
                                                   ---   ---   ---   ---   ---
    Total -- end of year.........................  729   678   620   572   547
                                                   ===   ===   ===   ===   ===
   Summary -- end of year
    IHOP
     Franchise...................................  535   496   451   407   370
     Company.....................................   58    51    46    51    50
     Area license................................  136   131   123   114   110
                                                   ---   ---   ---   ---   ---
    Total IHOP...................................  729   678   620   572   530
    Other concepts...............................   --    --    --    --    17
                                                   ---   ---   ---   ---   ---
     Total restaurants...........................  729   678   620   572   547
                                                   ===   ===   ===   ===   ===
   RESTAURANT FRANCHISING ACTIVITY(A)
   IHOP-developed................................   41    36    32    30    15
   Investor program..............................   11    17    14    17    10
   Rehabilitated and refranchised................    5     3    10    12    16
                                                   ---   ---   ---   ---   ---
    Total restaurants franchised.................   57    56    56    59    41
   Reacquired by Company.........................  (11)   (8)  (10)   (9)   (6)
   Closed........................................   (7)   (3)   (2)  (13)   (3)
                                                   ---   ---   ---   ---   ---
    Net addition.................................   39    45    44    37    32
                                                   ===   ===   ===   ===   ===

--------
(a) The Company reports restaurants in Canada as franchise restaurants although the ten restaurants are operated under an area license agreement.

  The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relate to certain matters involving risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

  System-wide retail sales for 1996 grew 11.4% over system-wide retail sales for 1995. This was due to increases of 8.6% in the number of effective restaurants and 2.6% in the revenues per effective restaurant. The above results were mitigated by an unfavorable change in the Japanese yen--U.S. dollar exchange rate in 1996 versus the exchange rate in 1995. If the Japanese sales were excluded from the comparison, system-wide sales in 1996 would have grown by 13.2% over those in 1995. System-wide comparable average sales per restaurant (exclusive of area license restaurants) for 1996 grew by 1.7% over those in 1995. Comparable average sales in the restaurant industry remained weak during 1996, however, IHOP's performance in this area has been, in general, stronger than that of our competitors. Management continues to pursue growth in sales through the Company's restaurant development program, improved marketing efforts, improvements in customer service and operations, and the Company's remodeling program.

  Franchise operations revenues for 1996 grew 10.0% over franchise operations revenues for 1995. This was primarily due to increases in the number of effective franchised restaurants of 8.6% and in the revenues per effective franchised restaurant of 4.6%. Franchise operations costs and expenses for 1996 increased 8.2% over costs and expenses for 1995. As a result of franchise revenues increasing in excess of franchise expenses, franchise margin rose to 54.0% in 1996 from 53.2% in 1995. The margin improved primarily because of increases in interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees.

  Company-operated restaurant revenues in 1996 grew 24.8% over revenues for 1995. This was primarily due to increases in the effective number of Company-operated restaurants of 16.3% and in the revenues per effective Company-operated restaurant of 7.3%. Company-operated restaurant costs and expenses for 1996 increased 22.2% from costs and expenses for 1995. Margin at Company-operated restaurants in 1996 was 5.3% compared to 3.2% in 1995. The improvement in margin was primarily due to operating reductions in food costs, salaries and wages and other controllable costs as a percentage of revenues.

  Other revenues in 1996 grew 20.4% over other revenues for 1995 primarily due to a 15.2% increase in sales of franchises and equipment augmented by an increase in interest income from direct financing leases of 38.3%. Sales of franchises and equipment in 1996 grew to $25,573,000 from $22,202,000 in the prior year. IHOP franchised 57 restaurants in 1996 compared with 56 in 1995. Other costs and expenses in 1996 increased 12.2% over 1995 primarily from the increase in franchise and equipment costs of sales to $14,334,000 from $11,565,000.

  Field, corporate and administrative costs and expenses in 1996 increased 17.4% over costs and expenses in 1995. The rise in expenses was primarily due to (a) normal increases in salaries and wages and inflation, (b) additions to headcount in the Company's restaurant operations, restaurant development and training functions to support the Company's growth, and (c) additional travel costs associated with growth in the number of restaurants in the IHOP system. Field, corporate and administrative expenses were 3.3% of system-wide sales in 1996 compared to 3.1% in 1995.

  Depreciation and amortization expense in 1996 increased 19.7% over that of 1995 primarily reflecting the addition of new, larger restaurants and an increase in the number of Company-operated restaurants.

  Interest expense increased 31.8% in 1996 over that of 1995 primarily due to interest associated with additional capital lease obligations, although interest associated with debt also increased. Interest associated with debt rose due to higher levels of borrowings through most of the year under the Company's bank revolving credit agreement and the private placement of $35 million in senior notes in November 1996 (see Note 5 to the Consolidated Financial Statements).

  Provision for income taxes was 39.5% of income before income taxes in both 1996 and 1995.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

  System-wide retail sales for 1995 grew 13.2% over system-wide retail sales for 1994. This was due to increases of 8.7% in the number of effective restaurants and 4.2% in the revenues per effective restaurant. System-wide comparable average sales per restaurant (exclusive of area license restaurants) for 1995 grew by 0.9% over those in 1994. Comparable average sales in the full-service segment of the restaurant industry have been weak during 1995. IHOP's performance in this area has been, in general, stronger than our competitors, but below management's expectations. Management continues to pursue growth in sales increases through the Company's restaurant development program, improved marketing efforts, improvements in customer service and operations, and the Company's remodeling program.

  Franchise operations revenues for 1995 grew 10.9% over franchise operations revenues for 1994. This was primarily due to increases in the number of effective franchised restaurants of 9.7% and in the revenues per effective franchised restaurant of 3.4%. Franchise operations costs and expenses for 1995 increased 9.5% over costs and expenses for 1994. As a result of franchise revenues increasing in excess of franchise expenses, franchise margin rose to 53.2% in 1995 from 52.6% in 1994. The margin improved primarily because of increases in interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees.

  Company-operated restaurant revenues in 1995 grew 5.6% over revenues for 1994. This was primarily due to increases in the revenues per effective Company-operated restaurant of 3.4% and in the effective number of Company-operated restaurants of 2.1%. Company-operated restaurant costs and expenses for 1995 increased 11.0% from costs and expenses for 1994. Margin at Company-operated restaurants in 1995 was 3.2% compared to 7.9% in 1994. The increase in restaurant costs and expenses and the change in margin were primarily due to operating increases in food costs, salaries and wages as a percentage of revenues. The Company commenced a program in the second quarter of 1995 to increase revenues at certain Company-operated restaurants, primarily in the Northwest, by improving service and increasing traffic. The initial result of the program was deteriorating dollar margins caused by increased labor and promotional costs. However, in the fourth quarter of 1995 margin increased to 3.5%, versus 3.1% for the first nine months of 1995. An additional factor in the year-to-year comparison was a one-time reduction in workers' compensation insurance expense realized in the third quarter of 1994.

  Other revenues in 1995 grew 11.4% over other revenues for 1994 primarily due to an increase in interest income from direct financing leases of 43.6% augmented by growth in sales of franchises and equipment to $22,202,000 from $20,869,000 in the prior year. IHOP franchised 56 restaurants in both 1995 and in 1994. Other costs and expenses in 1995 increased 8.6% over 1994 primarily from the increase in franchise and equipment costs of sales to $11,565,000 from $10,505,000.

  Field, corporate and administrative costs and expenses in 1995 increased 1.0% over costs and expenses in 1994. Salaries and wages rose moderately, although there was a slight headcount reduction early in the year associated with a realignment of responsibilities in the Company's restaurant operations, restaurant development and purchasing functions. Factors that helped to moderate the year-to-year increase were reductions in the costs of employee insurance, executive bonus and field bonus programs. Field, corporate and administrative expenses were 3.1% of system-wide sales in 1995 compared to 3.5% in 1994.

  Depreciation and amortization expense in 1995 increased 8.4% over that of 1994 primarily reflecting the addition of new, larger restaurants.

  Interest expense increased 30.4% in 1995 over that of 1994 primarily due to interest associated with additional capital lease obligations.

  In the first quarter of 1995, the Company recognized severance charges of $800,000 associated with a realignment of responsibilities in its restaurant operations, restaurant development and purchasing functions. The effect of the charges was $484,000, net of income tax benefit, or $.05 per share.

  Provision for income taxes was 39.5% of income before income taxes in both 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

  The Company invests available funds into its business through the development of additional restaurants and the remodeling of older Company-operated restaurants.

  In 1996, IHOP and its franchisees and area licensees developed and opened 63 IHOP restaurants. Of these, the Company developed and opened 45 restaurants. Capital expenditures in 1996, which included IHOP's portion of the above development program, were $57.2 million. Funds for this investment primarily came from operations, $31.6 million; proceeds from a private placement of $35.0 million in 7.42% unsecured senior notes due 2008 (see Note 5 to the Consolidated Financial Statements); and sale and leaseback arrangements of restaurant land and buildings, $7.6 million. The Company also incurred capital lease obligations of $19.8 million, a portion of which was due to the sale and leaseback transactions, and all of which was related to the acquisition of restaurant buildings.

  In 1997, IHOP and its franchisees and area licensees plan to develop and open approximately 75 restaurants. Included in that number are the development of 54 new restaurants by the Company and the development of 21 restaurants by IHOP franchisees and area licensees. Capital expenditures budgeted in 1997, which include IHOP's portion of the above development program, are approximately $60 million. In November 1997, the second annual installment of $4.6 million in principal becomes due on the Company's senior notes due 2002. The Company expects that funds from operations, sale and leaseback arrangements (estimated to be about $18 million) and its revolving line of credit will be sufficient to cover its operating requirements, its budgeted capital expenditures and its principal repayment on its senior notes in 1997. At December 31, 1996, $20 million was available to be borrowed under the Company's unsecured bank revolving credit agreement.

                          IHOP CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                           ASSETS
                           ------
Current assets
 Cash and cash equivalents................................... $  8,658 $  3,860
 Receivables.................................................   29,324   21,476
 Reacquired franchises and equipment held for sale, net......    1,474    1,157
 Inventories.................................................    1,180      792
 Prepaid expenses............................................      676      233
                                                              -------- --------
  Total current assets.......................................   41,312   27,518
                                                              -------- --------
Long-term receivables........................................  143,338  115,800
Property and equipment, net..................................  120,854   87,795
Reacquired franchises and equipment held for sale, net.......    8,352    6,553
Excess of costs over net assets acquired, net................   12,908   13,336
Other assets.................................................    2,125    1,055
                                                              -------- --------
  Total assets............................................... $328,889 $252,057
                                                              ======== ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Current liabilities..........................................
 Current maturities of long-term debt........................ $  4,731 $  4,672
 Accounts payable............................................   17,474   15,979
 Accrued employee compensation and benefits..................    2,674    1,562
 Other accrued expenses......................................    5,024    2,349
 Deferred income taxes.......................................    4,311    3,436
 Capital lease obligations...................................      870      719
                                                              -------- --------
  Total current liabilities..................................   35,084   28,717
                                                              -------- --------
Long-term debt...............................................   58,564   30,584
Deferred income taxes........................................   25,061   21,495
Capital lease obligations and other..........................   80,823   62,964
Shareholders' equity
 Preferred stock, $1 par value, 10,000,000 shares authorized;
  issued and outstanding: 1996 and 1995, no shares                 --       --
 Common stock, $.01 par value, 40,000,000 shares authorized;
  shares issued and outstanding: 1996, 9,467,294 shares;
  1995, 9,375,515 shares                                            95       94
 Additional paid-in capital..................................   48,768   46,363
 Retained earnings...........................................   79,244   60,640
 Contribution to ESOP........................................    1,250    1,200
                                                              -------- --------
  Total shareholders' equity.................................  129,357  108,297
                                                              -------- --------
  Total liabilities and shareholders' equity................. $328,889 $252,057
                                                              ======== ========

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
Revenues
  Franchise operations
   Rent.............................................  $ 29,642 $ 27,986 $ 25,925
   Service fees and other...........................    72,726   65,053   57,943
                                                      -------- -------- --------
                                                       102,368   93,039   83,868
  Company operations................................    53,677   43,001   40,732
  Other.............................................    34,051   28,283   25,394
                                                      -------- -------- --------
    Total revenues..................................   190,096  164,323  149,994
                                                      -------- -------- --------
Costs and Expenses
  Franchise operations
   Rent.............................................    16,301   15,165   14,023
   Other direct costs...............................    30,803   28,354   25,710
                                                      -------- -------- --------
                                                        47,104   43,519   39,733
  Company operations................................    50,852   41,621   37,507
  Field, corporate and administrative...............    26,052   22,193   21,967
  Depreciation and amortization.....................     8,279    6,918    6,382
  Interest..........................................    11,691    8,873    6,805
  Other.............................................    15,367   13,698   12,616
  Severance charges.................................       --       800      --
                                                      -------- -------- --------
    Total costs and expenses........................   159,345  137,622  125,010
                                                      -------- -------- --------
Income before income taxes..........................    30,751   26,701   24,984
Provision for income taxes..........................    12,147   10,547    9,869
                                                      -------- -------- --------
    Net income......................................  $ 18,604 $ 16,154 $ 15,115
                                                      ======== ======== ========
Net Income Per Share
Net income per common and common equivalent share...  $   1.95 $   1.70 $   1.60
                                                      ======== ======== ========
Weighted average common and common equivalent shares
 outstanding........................................     9,523    9,488    9,444
                                                      ======== ======== ========


      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           COMMON STOCK   ADDITIONAL
                         ----------------  PAID-IN   RETAINED CONTRIBUTION
                          SHARES   AMOUNT  CAPITAL   EARNINGS   TO ESOP     TOTAL
                         --------- ------ ---------- -------- ------------ --------
Balance, December 31,
 1993................... 9,104,460  $91    $40,666   $29,371    $ 1,050    $ 71,178
Issuance of shares......    37,837  --       1,050       --      (1,050)        --
Exercise of stock
options.................    41,030    1        905       --         --          906
Contribution to ESOP....       --   --         --        --       1,100       1,100
Net income..............       --   --         --     15,115        --       15,115
                         ---------  ---    -------   -------    -------    --------
Balance, December 31,
 1994................... 9,183,327   92     42,621    44,486      1,100      88,299
                         ---------  ---    -------   -------    -------    --------
Issuance of shares......    39,461  --       1,100       --      (1,100)        --
Exercise of stock
options.................   139,697    2      2,642       --         --        2,644
Issuance of restricted
shares..................    13,030  --         --        --         --          --
Contribution to ESOP....       --   --         --        --       1,200       1,200
Net income..............       --   --         --     16,154        --       16,154
                         ---------  ---    -------   -------    -------    --------
Balance, December 31,
 1995................... 9,375,515   94     46,363    60,640     1,.200     108,297
                         ---------  ---    -------   -------    -------    --------
Issuance of shares......    44,445  --       1,200       --      (1,200)        --
Exercise of stock
options.................    47,334    1      1,205       --         --        1,206
Contribution to ESOP....       --   --         --        --       1,250       1,250
Net income..............       --   --         --     18,604        --       18,604
                         ---------  ---    -------   -------    -------    --------
Balance, December 31,
1996.................... 9,467,294  $95    $48,768   $79,244    $ 1,250    $129,357
                         =========  ===    =======   =======    =======    ========


      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1996       1995      1994
                                                 ---------  --------  --------
Cash flows from operating activities
 Net income..................................... $  18,604  $ 16,154  $ 15,115
 Adjustments to reconcile net income to cash
  provided by operating activities
  Depreciation and amortization.................     8,279     6,918     6,382
  Deferred taxes................................     4,441     5,790     4,092
  Contribution to ESOP..........................     1,250     1,200     1,100
  Change in current assets and liabilities
   Accounts receivable..........................    (6,250)   (3,860)     (820)
   Inventories..................................      (388)       25       147
   Prepaid expenses.............................      (443)      435        23
   Accounts payable.............................     1,495     5,246     1,505
   Accrued employee compensation and benefits...     1,112      (759)       31
   Other accrued expenses.......................     1,697       477      (485)
  Other, net....................................     1,804      (302)     (521)
                                                 ---------  --------  --------
    Cash provided by operating activities.......    31,601    31,324    26,569
                                                 ---------  --------  --------
Cash flows from investing activities
 Additions to property and equipment............   (57,159)  (42,024)  (30,522)
 Proceeds from sale and leaseback arrangements..     7,593    12,792     9,613
 Additions to notes, equipment contracts and
  direct financing leases receivable............  (11,427)   (8,610)   (8,364)
 Principal receipts from notes, equipment
  contracts and direct financing leases
  receivable....................................     7,019     6,718     5,396
 Additions to reacquired franchises held for
  sale..........................................      (339)     (926)     (581)
                                                 ---------  --------  --------
    Cash used by investing activities...........   (54,313)  (32,050)  (24,458)
                                                 ---------  --------  --------
Cash flows from financing activities
 Proceeds from issuance of long-term debt.......    34,514     7,700     3,900
 Repayment of long-term debt....................    (7,478)   (7,300)   (5,485)
 Principal payments on capital lease
  obligations...................................      (419)     (492)     (574)
 Exercise of stock options......................       893     2,642       905
                                                 ---------  --------  --------
    Cash provided (used) by financing
     activities.................................    27,510     2,550    (1,254)
                                                 ---------  --------  --------
Net change in cash and cash equivalents.........     4,798     1,824       857
Cash and cash equivalents at beginning of
 period.........................................     3,860     2,036     1,179
                                                 ---------  --------  --------
    Cash and cash equivalents at end of period.. $   8,658  $  3,860  $  2,036
                                                 =========  ========  ========
Supplemental disclosures........................
 Interest paid, net of capitalized amounts...... $  11,300  $  8,953  $  7,067
 Income taxes paid..............................     7,588     4,177     6,594
 Capital lease obligations incurred.............    19,786    19,423    14,505

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Operations

  IHOP Corp. and its subsidiaries ("IHOP" or the "Company") engage exclusively in the food service industry, primarily in the United States, wherein IHOP franchises and operates restaurants. IHOP grants credit to its franchisees and licensees, all of whom are in the restaurant business. In the majority of its franchised operations, IHOP has developed restaurants on sites that it either owns or controls through leases. IHOP then leases or subleases the restaurants to its franchisees. Additionally, IHOP finances up to 80% of the initial franchise fee, leases restaurant equipment and fixtures to its franchisees, and sells proprietary products to its franchisees and licensees.

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

 Fiscal Periods

  IHOP's fiscal year ends on the Sunday nearest to December 31 of each year. For convenience, the Company reports all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The fiscal years ended December 31, 1996, 1995 and 1994 are comprised of 52 weeks (364 days).

 Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  The Company at times purchases highly liquid, investment-grade securities with an original maturity of three months or less. These cash equivalents are stated at cost which approximates market value. IHOP does not believe it is exposed to any significant credit risk on cash and cash equivalents.

 Inventories

  Inventories consisting of merchandise and supplies are stated at the lower of cost (on a first-in, first-out basis) or market.

 Property and Equipment

  Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives as follows:

                       CATEGORY                   DEPRECIABLE LIFE
                       --------                   ----------------
                                                  Shorter of lease term or 25
      Buildings and improvements................. years
      Leaseholds and improvements................ 3-25 years
      Equipment and fixtures..................... 3-10 years
      Properties under capital lease............. Primary lease term

  Leaseholds and improvements are amortized over a period not exceeding the term of the lease.

                          IHOP CORP. AND SUBSIDIARIES


 Impairment of Long-Lived Assets

  IHOP adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective with its fiscal year ending December 31, 1996. SFAS No. 121 requires an entity to review long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Estimates of recoverability are subjective and require management's judgment as to future cash flows and economic conditions, among other factors. Impairment losses are recognized when the carrying amount of the asset exceeds the estimated fair value of the asset. There was not a significant impact on the Company as a result of implementing SFAS No. 121.

 Excess of Costs Over Net Assets Acquired

  The excess of costs over net assets acquired is amortized utilizing the straight-line method over forty years. Accumulated amortization at December 31, 1996 and 1995 was $4,179,000 and $3,752,000, respectively.

 Franchise Revenues

  Revenue from the sale of franchises is recognized as income when IHOP has substantially performed all of its material obligations under the franchise agreement, and the franchisee has commenced operations. Continuing service fees, which are a percentage of the net sales of franchised operations, are accrued as income when earned.

 Leasing

  The Company leases restaurant equipment, furniture and fixtures (equipment) to its franchisees and retains title to the leased equipment. These equipment contracts are accounted for as sales-type leases upon acceptance of the equipment by the franchisee. Leases of restaurant facilities are recorded as direct financing leases upon acceptance.

 Preopening Expenses

  Expenditures related to the opening of new restaurants, other than those for capital assets, are charged to expense when incurred.

 Advertising

  Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1996, 1995 and 1994 was $20,450,000, $18,018,000 and
$16,003,000, respectively.

 Foreign Currency

  Translation gains and losses on monetary items resulting from changes in exchange rates are recognized in the current period.

 Income Taxes

  Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted marginal tax rates and laws that will be in effect when the differences are expected to reverse.

                          IHOP CORP. AND SUBSIDIARIES


 Net Income Per Common and Common Equivalent Share

  Net income per common and common equivalent share is computed by dividing the net income attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options using the treasury stock method.

 Reclassification

  Certain reclassifications have been made to prior year information to conform to the current year presentation.

2. RECEIVABLES

                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
      Accounts receivable.................................... $ 21,372 $ 14,882
      Notes receivable.......................................   31,924   27,976
      Equipment contracts receivable.........................   53,580   44,118
      Direct financing leases receivable.....................   66,231   50,505
                                                              -------- --------
                                                               173,107  137,481
      Less allowance for doubtful accounts...................      445      205
                                                              -------- --------
                                                               172,662  137,276
      Less current portion...................................   29,324   21,476
                                                              -------- --------
      Long-term receivables.................................. $143,338 $115,800
                                                              ======== ========

  Notes receivable include franchise fee notes due in five to eight years in the amount of $29,595,000 and $27,555,000 at December 31, 1996 and 1995,
respectively. Franchise fee notes are due in equal weekly installments, primarily bear interest at 12.0% and are secured by the franchise. The term of an equipment contract coincides with the term of the corresponding restaurant building direct financing lease. Equipment contracts are due in equal weekly installments, primarily bear interest at 11.0% and are secured by the equipment. Where applicable, franchise fee notes, equipment contracts and direct financing leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

3. PROPERTY AND EQUIPMENT, AT COST

                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
      Land................................................... $ 17,512 $ 10,965
      Buildings and improvements.............................   32,529   17,290
      Leaseholds and improvements............................   66,295   54,989
      Equipment and fixtures.................................   10,776    7,870
      Construction in progress...............................    3,598    5,855
      Properties under capital lease.........................   15,009   11,786
                                                              -------- --------
                                                               145,719  108,755
      Less accumulated depreciation
      and amortization.......................................   24,865   20,960
                                                              -------- --------
      Property and equipment, net............................ $120,854 $ 87,795
                                                              ======== ========


  Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease in the amount of $1,740,000 and $1,248,000 at December 31, 1996 and 1995, respectively.

                          IHOP CORP. AND SUBSIDIARIES


4. REACQUIRED FRANCHISES AND EQUIPMENT HELD FOR SALE

  Reacquired franchises and equipment held for sale are accounted for on the specific identification basis. At the date of reacquisition the franchise and equipment are recorded at the lower of (i) the sum of the franchise receivables and costs of reacquisition or (ii) the estimated net realizable value. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease and the estimated net realizable value is reassessed each year.

                                                                   1996    1995
                                                                  ------- ------
                                                                  (IN THOUSANDS)
   Franchises.................................................... $ 5,484 $4,886
   Equipment.....................................................   6,777  4,278
                                                                  ------- ------
                                                                   12,261  9,164
   Less amortization.............................................   2,435  1,454
                                                                  ------- ------
                                                                    9,826  7,710
   Less current portion..........................................   1,474  1,157
                                                                  ------- ------
   Long-term reacquired franchises and equipment held for sale... $ 8,352 $6,553
                                                                  ======= ======

5. DEBT

  Debt consists of the following:

                                                                1996    1995
                                                               ------- -------
                                                               (IN THOUSANDS)
   Senior notes due November 2008, payable in equal annual
    installments commencing November 2000, interest at 7.42%.  $35,000 $   --
   Senior notes due November 2002, payable in equal annual
    installments commencing November 1996, interest at 7.79%.   27,429  32,000
   Bank revolving credit agreement due June 1999, interest at
    prime or less............................................      --    2,700
   Other.....................................................      866     556
                                                               ------- -------
   Total debt................................................   63,295  35,256
   Less current maturities...................................    4,731   4,672
                                                               ------- -------
   Long-term debt............................................  $58,564 $30,584
                                                               ======= =======

  In November 1996, IHOP completed a private placement of $35 million of unsecured senior notes due November 2008. The notes have a fixed interest rate of 7.42% with annual principal payments of $3,889,000 commencing November 2000. Proceeds from the sale of the senior notes were used, in part, to repay $17.6 million outstanding under the bank revolving credit agreement, to pay $5.8 million in principal and accrued interest for the senior notes due 2002, to fund capital expenditures for new restaurants and for general corporate purposes. The senior notes due November 2002 are also unsecured.

  The unsecured bank revolving credit agreement was amended in March 1996 to extend the maturity date to June 1999 and to increase the commitment amount to $20 million. Borrowings under the agreement are to bear interest at the bank's reference rate (prime) or, alternatively, at the bank's quoted rate or at a Eurodollar rate. A commitment fee of 0.375% per annum is payable on unborrowed funds available under the agreement. The highest amount outstanding under the agreement during 1996 was $18,600,000.

  The senior note agreements and the bank revolving credit agreement contain certain restrictions and conditions, the most restrictive of which limit dividends and investments. At December 31, 1996, approximately $25 million of retained earnings was free of restriction as to distribution as dividends.

                          IHOP CORP. AND SUBSIDIARIES


  The prime rate was 8.25% at December 31, 1996 and 8.5% at December 31, 1995.

  The Company's long-term debt maturities are as follows: 1997--$4,731,000; 1998--$4,726,000, 1999--$4,716,000; 2000--$8,545,000; 2001--$8,476,000; and
thereafter--$32,102,000.

6. LEASES

  The Company leases the majority of its restaurants with the exception of those where a franchisee enters into a lease directly with a landlord and those associated with area license agreements. The restaurants are subleased to franchisees or operated by IHOP. These noncancelable leases and subleases consist primarily of land and buildings and improvements.

  Net investment in direct financing leases receivable is as follows:

                                                                 1996     1995
                                                               -------- --------
                                                                (IN THOUSANDS)
      Total minimum rents receivable.......................... $224,554 $169,665
       Less unearned income...................................  158,323  119,160
                                                               -------- --------
      Net investment in direct financing leases receivable....   66,231   50,505
       Less current portion...................................      615      565
                                                               -------- --------
      Long-term direct financing leases receivable............ $ 65,616 $ 49,940
                                                               ======== ========

  Contingent rental income for the years ended December 31, 1996, 1995 and 1994 was $13,901,000, $14,332,000 and $13,490,000, respectively.

  Minimum future lease payments on noncancelable leases at December 31, 1996 are as follows:

                                                              CAPITAL  OPERATING
                                                               LEASES   LEASES
                                                              -------- ---------
                                                                (IN THOUSANDS)
      1997................................................... $  9,988 $ 17,205
      1998...................................................   10,041   16,026
      1999...................................................   10,111   15,008
      2000...................................................   10,229   14,255
      2001...................................................   10,337   12,287
      Thereafter.............................................  181,970  139,297
                                                              -------- --------
      Total minimum lease payments...........................  232,676 $214,078
                                                                       ========
       Less interest.........................................  151,133
                                                              --------
      Capital lease obligations..............................   81,543
       Less current portion..................................      870
                                                              --------
      Long-term capital lease obligations.................... $ 80,673
                                                              ========

                          IHOP CORP. AND SUBSIDIARIES


  The minimum future lease payments shown above have not been reduced by the future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 1996, as follows:

                                                              DIRECT
                                                             FINANCING OPERATING
                                                              LEASES    LEASES
                                                             --------- ---------
                                                               (IN THOUSANDS)
      1997.................................................. $  9,664  $ 18,951
      1998..................................................    9,702    18,201
      1999..................................................    9,729    17,557
      2000..................................................    9,847    16,985
      2001..................................................    9,891    16,181
      Thereafter............................................  175,721   217,705
                                                             --------  --------
      Total minimum rents receivable........................ $224,554  $305,580
                                                             ========  ========

  IHOP has noncancelable leases, expiring at various dates through 2048, that require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the Company's lease obligation at rents that include IHOP's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 1996, 1995 and 1994 was $3,161,000, $3,391,000 and $3,258,000, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 1996, 1995 and 1994 was $17,557,000, $15,464,000 and $14,211,000,
respectively.

7. SHAREHOLDERS' EQUITY

  The Stock Incentive Plan (the "Plan" ) was adopted in 1991 and amended and restated in 1994 to authorize the issuance of up to 1,380,000 shares of common stock pursuant to options to officers and key employees of the Company. Except for substitute stock options which were issued in 1991 pursuant to the cancellation of a stock appreciation rights plan, no option can be granted at an option price of less than 100% of fair market value at the date of grant. Exercisability of options is determined at, or after, the date of grant by the administrator of the plan. Options granted under the Plan through December 31, 1996, become exercisable 1/3 after one year, 2/3 after two years and 100% after three years or immediately upon change in control of the Company, as defined by the Plan, except for the substitute stock options which were immediately exercisable.

  The Stock Option Plan for Non-Employee Directors (the "Directors Plan") was adopted in 1994 to authorize the issuance of up to 200,000 shares of common stock pursuant to options to non-employee members of the Company's Board of Directors. Options are to be granted at an option price equal to 100% of the fair market value of the stock on the date of grant. Options granted pursuant to the Directors Plan vest and become exercisable 1/3 after one year, 2/3 after two years and 100% after three years. Options for the purchase of shares are granted to each non-employee Director under the Directors Plan as follows:
(a) 7,500 on February 23, 1995 or on the Director's election to the Board of Directors if he or she was not a Director on such date, and (b) 2,500 biannually in conjunction with the Company's Annual Meeting of Shareholders for that year.

                          IHOP CORP. AND SUBSIDIARIES


  IHOP has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                 1996    1995
                                                                ------- -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
      Net earnings, as reported................................ $18,604 $16,154
      Net earnings, pro forma..................................  17,953  15,742
      Earnings per share, as reported..........................    1.95    1.70
      Earnings per share, pro forma............................    1.89    1.66

  The fair value of each option grant issued in 1996 and 1995 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on IHOP stock,
(b) expected volatility of IHOP stock of 59.2%, (c) a risk-free interest rate of 7.2% and (d) expected option lives of three years.

  The following summarizes activity in IHOP's stock option plans for the years ended December 31, 1996 and 1995:

                                                                    PRICE PER
                    SHARES UNDER OPTION                   SHARES      SHARE
                    -------------------                   ------   ------------
   Outstanding at December 31, 1993.....................  465,904  $ 7.14-16.50
   Granted..............................................  333,000         27.75
   Exercised............................................  (41,030)  10.00-16.50
   Terminated...........................................   (8,334)        16.50
                                                         --------  ------------
   Outstanding at December 31, 1994.....................  749,540    7.14-27.75
   Granted..............................................  298,000   26.00-27.88
   Exercised............................................ (139,697)   7.14-27.75
   Terminated...........................................  (31,935)  27.75-27.88
                                                         --------  ------------
   Outstanding at December 31, 1995.....................  875,908    7.14-27.88
   Granted..............................................  170,500   22.00-28.75
   Exercised............................................  (47,334)   7.14-27.75
   Terminated...........................................  (50,129)  27.75-28.75
                                                         --------  ------------
   Outstanding at December 31, 1996.....................  948,945  $ 7.14-28.75
                                                         ========  ============
   Exercisable at December 31, 1996.....................  506,145  $ 7.14-27.88
                                                         ========  ============

8. OTHER REVENUES

  Other revenues include sales of franchises and equipment in the amount of $25,573,000, $22,202,000, and $20,869,000, for the years ended December 31,
1996, 1995 and 1994, respectively.

9. SEVERANCE CHARGES

  In the first quarter of 1995, the Company recognized severance charges of $800,000 associated with a realignment of responsibilities in its restaurant operations, restaurant development and purchasing functions. The effect of the charges was $484,000, net of income tax benefit, or $.05 per share.

                          IHOP CORP. AND SUBSIDIARIES


10. INCOME TAXES

                                                       1996     1995     1994
                                                      -------  -------  ------
                                                          (IN THOUSANDS)
      Provision for income taxes
       Current
        Federal...................................... $ 6,368  $ 3,832  $4,781
        State and foreign............................   1,338      925     996
                                                      -------  -------  ------
                                                        7,706    4,757   5,777
                                                      -------  -------  ------
       Deferred
        Federal......................................   3,383    4,997   3,488
        State........................................   1,058      793     604
                                                      -------  -------  ------
                                                        4,441    5,790   4,092
                                                      -------  -------  ------
      Provision for income taxes..................... $12,147  $10,547  $9,869
                                                      =======  =======  ======

  The provision for income taxes differs from the expected federal income tax rates as follows:

                                                       1996     1995     1994
                                                      -------  -------  ------
      Statutory federal income tax rate..............    35.0%    35.0%   35.0%
      State and foreign income taxes, net of federal
       tax benefit...................................     4.2      4.2     4.2
      Other, net.....................................     0.3      0.3     0.3
                                                      -------  -------  ------
      Effective tax rate.............................    39.5%    39.5%   39.5%
                                                      -------  -------  ------

  Deferred tax liabilities (assets) consist of the following:

                         1996     1995
                        -------  -------
                        (IN THOUSANDS)
      Franchise and
       equipment sales,
       including
       differences in
       capitalization
       and revenue
       recognition..... $34,375  $29,403
      Property and
       equipment,
       including
       differences in
       capitalization
       and depreciation
       and
       amortization....   8,037    6,584
      Reacquired
       franchises and
       equipment held
       for resale,
       including
       differences in
       capitalization
       and depreciation
       and
       amortization....  (7,083)  (6,065)
      Direct financing
       leases and
       capital lease
       obligations
       including
       differences in
       capitalization
       and application
       of cash receipts
       and
       disbursements...  (6,315)  (4,961)
      Federal tax
       benefit of net
       deferred state
       tax liability...  (1,516)  (1,285)
      Other net
       liabilities.....   1,874    1,255
                        -------  -------
      Deferred tax
       liabilities..... $29,372  $24,931
                        =======  =======

11. EMPLOYEE BENEFIT PLANS

  In 1987, IHOP adopted a noncontributory Employee Stock Ownership Plan ("ESOP"). The ESOP is a stock bonus plan under Section 401(a) of the Internal Revenue Code. The plan covers IHOP employees who meet the minimum credited service requirements of the plan except for those employees whose terms of service are covered by a collective bargaining agreement (unless the terms of such agreement specifically provide for participation in the ESOP).

                          IHOP CORP. AND SUBSIDIARIES


  The cost of the ESOP is borne by the Company through contributions determined by the Board of Directors in accordance with the ESOP provisions and Internal Revenue Service regulations. The contributions to the plan for the years ended December 31, 1996, 1995 and 1994 were $1,250,000, $1,200,000, and $1,100,000, respectively. The contribution for the year ended December 31, 1996 will be made in shares of the Company's common stock.

  Shares of stock acquired by the ESOP are allocated to each eligible employee and held by the ESOP. Upon the employee's termination after vesting, or in certain other limited circumstances, the employee's shares are distributed to the employee.

12. COMMITMENTS AND CONTINGENCIES

  The Company is subject to various claims and legal actions that arise in the ordinary course of business. The Company believes such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

  IHOP does not hold or issue financial instruments for trading purposes nor is it a party to derivative transactions, interest rate swaps or other transactions commonly utilized to manage interest rate or foreign currency risk.

  The estimated fair values of all cash and cash equivalents, notes receivable and equipment contracts receivable as of December 31, 1996 and 1995 approximated their carrying amounts in the Consolidated Balance Sheets as of those dates. The estimated fair values of notes receivable and equipment contracts receivable are based on current interest rates offered for similar loans in the Company's present lending activities.

  The estimated fair values of long-term debt are based on current rates available to IHOP for similar debt of the same remaining maturities. The carrying values of long-term debt at December 31, 1996 and 1995 were $58,564,000 and $30,584,000, respectively; and the fair values at those dates were $58,876,000 and $31,700,000, respectively.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   GROSS   NET       NET INCOME
                                         REVENUES MARGIN  INCOME    PER SHARE(a)
                                         -------- ------- ------    ------------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
      1996:
      1st Quarter....................... $40,292  $14,414 $3,062        $.32
      2nd Quarter.......................  44,465   16,159  4,369         .46
      3rd Quarter.......................  51,569   18,495  5,389         .56
      4th Quarter.......................  53,770   19,426  5,784         .61
      1995:
      1st Quarter....................... $33,178  $11,504 $1,776(a)     $.19(b)
      2nd Quarter.......................  40,123   14,410  4,069         .43
      3rd Quarter.......................  42,570   15,342  4,741         .50
      4th Quarter.......................  48,452   17,311  5,568         .59

--------
(a) The quarterly amounts may not add to the full year amount due to rounding.

(b) Includes severance charges associated with a realignment of responsibilities in the Company's restaurant operations, restaurant development and purchasing functions of $800,000, or $484,000 net of income tax benefit, or $.05 per share.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors
IHOP Corp.

  We have audited the accompanying consolidated balance sheets of IHOP Corp. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHOP Corp. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

Los Angeles, California
February 14, 1997

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 1997.

                                          IHOP CORP.

                                          By:    /s/ Richard K. Herzer
                                            -----------------------------------
                                                    Richard K. Herzer
                                                 Chairman of the Board,
                                              President and Chief Executive
                                                         Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on this 28th day of March, 1997.

                   SIGNATURES                               TITLE
                   ----------                               -----

            /s/ Richard K. Herzer               Chairman of the Board,
 _____________________________________________  President and Chief
               Richard K. Herzer                Executive Officer (Principal
                                                Executive Officer)

           /s/ Frederick G. Silny               Vice President--Finance and
 _____________________________________________  Treasurer (Principal
              Frederick G. Silny                Financial Officer)

              /s/ Gene A. Scott                 Controller (Principal
 _____________________________________________  Accounting Officer)
                 Gene A. Scott

          /s/ H. Frederick Christie             Director
 _____________________________________________
             H. Frederick Christie

             /s/ Frank Edelstein                Director
 _____________________________________________
                Frank Edelstein

            /s/ Michael S. Gordon               Director
 _____________________________________________
               Michael S. Gordon

             /s/ Neven C. Hulsey                Director
 _____________________________________________
                Neven C. Hulsey

             /s/ Larry Alan Kay                 Director
 _____________________________________________
                Larry Alan Kay

           /s/ Dennis M. Leifheit               Executive Vice President--
 _____________________________________________  Operations, Chief Operating
              Dennis M. Leifheit                Officer and Director

            /s/ Caroline W. Nahas               Director
 _____________________________________________
               Caroline W. Nahas

             /s/ Patrick W. Rose                Director
 _____________________________________________
                Patrick W. Rose