Form 10-Q
period 1997-03-31
IHOP CORP
filed 1997-04-29
CIK 49754

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission File Number 0-8360

                                  IHOP CORP.
            (Exact name of registrant as specified in its charter)


         Delaware                                        95-3038279
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


          525 North Brand Boulevard, Glendale, California 91203-1903
             (Address of principal executive offices)  (Zip code)

                                (818) 240-6055
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                               --------    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                 Outstanding as of March 31,1997
----------------------------                 -------------------------------
Common Stock, $.01 par value                            9,517,299

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS                   IHOP CORP. AND SUBSIDIARIES
(In thousands, except share amounts)
-------------------------------------------------------------------------------

                                                        March 31,   December 31,
                                                          1997          1996
                                                        ---------   ------------
Assets

Current assets
  Cash and cash equivalents                                $  8,347    $  8,658
  Receivables                                                25,553      29,324
  Reacquired franchises and equipment held for sale, net      1,834       1,474
  Inventories                                                 1,284       1,180
  Prepaid expenses                                              356         676
                                                           --------    --------
    Total current assets                                     37,374      41,312
                                                           --------    --------
Long-term receivables                                       139,583     143,338
Property and equipment, net                                 128,019     120,854
Reacquired franchises and equipment held for sale, net       10,393       8,352
Excess of costs over net assets acquired, net                12,801      12,908
Other assets                                                  2,079       2,125
                                                           --------    --------
    Total assets                                           $330,249    $328,889
                                                           ========    ========

Liabilities and Shareholders' Equity

Current liabilities
  Current maturities of long-term debt                     $  4,731    $  4,731
  Accounts payable                                           14,799      17,474
  Accrued employee compensation and benefits                  2,970       2,674
  Other accrued expenses                                      5,093       5,024
  Deferred income taxes                                       3,827       4,311
  Capital lease obligations                                     910         870
                                                           --------    --------
    Total current liabilities                                32,330      35,084
                                                           --------    --------
Long-term debt                                               58,554      58,564
Deferred income taxes                                        24,504      25,061
Capital lease obligations and other                          81,630      80,823
Shareholders' equity
  Preferred stock, $1 par value, 10,000,000 shares
    authorized; shares issued and outstanding:
    no shares                                                     -           -
  Common stock, $.01 par value, 40,000,000 shares
    authorized; shares issued and outstanding:
    March 31, 1997, 9,517,299 shares;
    December 31, 1996, 9,467,294 shares                          95          95
  Additional paid-in capital                                 50,122      48,768
  Retained earnings                                          82,794      79,244
  Contribution to ESOP                                          220       1,250
                                                           --------     -------
    Total shareholders' equity                              133,231     129,357
                                                           --------    --------
    Total liabilities and shareholders' equity             $330,249    $328,889
                                                           ========    ========

See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS    IHOP CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                              1997      1996
                                                            --------   -------
Revenues
  Franchise operations
  Rent                                                      $ 8,096    $ 7,183
    Service fees and other                                   18,833     17,368
                                                            -------    -------
                                                             26,929     24,551
  Company operations                                         14,048     11,453
  Other                                                       5,464      4,288
                                                            -------    -------
    Total revenues                                           46,441     40,292
                                                            -------    -------
Costs and Expenses
  Franchise operations
  Rent                                                        4,194      3,996
    Other direct costs                                        7,721      7,432
                                                            -------    -------
                                                             11,915     11,428
  Company operations                                         13,425     10,682
  Field, corporate and administrative                         7,053      6,721
  Depreciation and amortization                               2,449      1,898
  Interest                                                    3,506      2,632
  Other                                                       2,273      1,870
                                                            -------    -------
    Total costs and expenses                                 40,621     35,231
                                                            -------    -------
Income before income taxes                                    5,820      5,061
Provision for income taxes                                    2,270      1,999
                                                            -------    -------
    Net income                                              $ 3,550    $ 3,062
                                                            =======    =======

Net Income Per Share
Net income per common and common
  equivalent share                                          $   .37    $   .32
                                                            =======    =======
Weighted average common and common
  equivalent shares outstanding                               9,568      9,547
                                                            =======    =======

See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS    IHOP CORP. AND SUBSIDIARIES
(In thousands)
--------------------------------------------------------------------------------


                                                             Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------
Cash flows from operating activities
  Net income                                                $ 3,550    $  3,062
  Adjustments to reconcile net income to cash provided
   by operating activities
    Depreciation and amortization                             2,449       1,898
    Deferred taxes                                           (1,041)       (459)
    Contribution to ESOP                                        220         188
    Change in current assets and liabilities
      Accounts receivable                                     3,949        (837)
      Inventories                                              (104)       (122)
      Prepaid expenses                                          320        (437)
      Accounts payable                                       (2,675)     (1,637)
      Accrued employee compensation and benefits                296       1,232
      Other accrued expenses                                     69         913
    Other, net                                                1,452         228
                                                            -------    --------
        Cash provided by operating activities                 8,485       4,029
                                                            -------    --------

Cash flows from investing activities
  Additions to property and equipment                        (9,490)    (11,383)
  Proceeds from sale and leaseback arrangements                   -       1,196
  Additions to notes, equipment contracts and direct
      financing leases receivable                            (1,215)       (817)
  Principal receipts from notes, equipment contracts
      and direct financing leases receivable                  1,979       1,386
  Additions to reacquired franchises held for sale               (8)       (214)
                                                            -------    --------
        Cash used by investing activities                    (8,734)     (9,832)
                                                            -------    --------

Cash flows from financing activities
  Proceeds from issuance of long-term debt                       20       5,800
  Repayment of long-term debt                                   (30)     (1,600)
  Principal payments on capital lease obligations              (156)       (125)
  Reacquisition of treasury shares                              (39)          -
  Exercise of stock options                                     143          95
                                                            -------    --------
        Cash (used) provided by financing activities            (62)      4,170
                                                            -------    --------

Net change in cash and cash equivalents                        (311)     (1,633)
Cash and cash equivalents at beginning of period              8,658       3,860
                                                            -------    --------
        Cash and cash equivalents at end of period          $ 8,347    $  2,227
                                                            =======    ========

Supplemental disclosures
  Interest paid, net of capitalized amounts                 $ 2,410    $  1,964
  Income taxes paid                                             569         276
  Capital lease obligations incurred                            503       3,041

See the accompanying notes to the consolidated financial statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. The accompanying consolidated financial statements for the three months ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP" or the "Company") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 1996 has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. It is not expected that the adoption of SFAS No. 128 will have a material impact on the earnings per share results reported by the Company under the Company's current capital structure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The following table sets forth certain operating data for IHOP restaurants:

                                                             Three Months Ended
                                                                  March 31,
                                                             --------------------
                                                               1997       1996
                                                             --------   ---------
                                                            (Dollars in thousands)
     Restaurant Data
       Effective restaurants (a)
         Franchise                                               533         495
         Company                                                  60          52
         Area license                                            137         132
                                                                 ---         ---
            Total                                                730         679
                                                                 ===         ===

     System-wide
       Sales (b)                                            $216,459    $189,486
         Percent increase                                       14.2%       11.8%
       Average sales per effective
         restaurant                                         $    297    $    279
          Percent increase                                       6.5%        2.2%
       Comparable average sales
        per restaurant (c)                                  $    302    $    283
         Percent increase                                        3.9%        0.3%
     Franchise
       Sales                                                $168,547    $146,766
          Percent increase                                      14.8%       12.9%
       Average sales per effective
        restaurant                                          $    316    $    296
          Percent increase                                       6.8%        2.8%
       Comparable average sales
        per restaurant (c)                                  $    311    $    290
          Percent increase                                       4.2%        0.2%
     Company
       Sales                                                $ 14,048    $ 11,453
          Percent increase                                      22.7%       24.3%
       Average sales per effective
        restaurant                                          $    234    $    220
          Percent increase                                       6.4%        7.3%
     Area License
       Sales                                                $ 33,864    $ 31,267
          Percent increase                                       8.3%        3.3%
       Average sales per effective
        restaurant                                          $    247    $    237
          Percent change                                         4.2%      (2.9%)
----------------

(a) "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open only a portion of the period.
(b) "System-wide sales" are retail sales of franchisees, area licensees and Company-operated restaurants as reported to the Company.
(c) "Comparable average sales" reflects sales for restaurants that are operated for the entire fiscal period in which they are being compared. Comparable average sales do not include data on restaurants located in Florida and Japan.

The following table summarizes IHOP's restaurant development and franchising activity:

                                                                Three Months
                                                               Ended March 31,
                                                              -----------------
                                                                1997      1996
                                                              --------   ------
      RESTAURANT DEVELOPMENT ACTIVITY (a)
      -----------------------------------
      IHOP - beginning of period                                 729      678
        New openings
          IHOP-developed                                           4        6
          Investor program                                         -        2
          Area license                                             2        1
                                                                 ---      ---
        Total new openings                                         6        9
        Closings
           Company and franchise                                  (1)      (2)
           Area license                                            -        -
                                                                 ---      ---
      IHOP - end of period                                       734      685
                                                                 ===      ===
      Summary - end of period
        Franchise                                                534      498
        Company                                                   62       55
        Area license                                             138      132
                                                                 ---      ---
          Total IHOP                                             734      685
                                                                 ===      ===
      RESTAURANT FRANCHISING ACTIVITY(a)
      ----------------------------------
      IHOP-developed                                               5        4
      Investor program                                             -        2
      Rehabilitated and refranchised                               1        -
                                                                 ---      ---
        Total restaurants franchised                               6        6
      Reacquired by Company                                       (6)      (4)
      Closed                                                      (1)       -
                                                                 ---      ---
        Net addition (decrease)                                   (1)       2
                                                                 ===      ===

---------------
(a) The Company reports restaurants in Canada as franchise restaurants although the ten restaurants are operated under an area license agreement.

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relate to certain matters involving risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

IHOP's quarterly results are subject to seasonal fluctuation. IHOP's results of operations are impacted by the timing of additions of new restaurants, by the timing of the franchising of those restaurants, and by the number of restaurants in the Company's inventory of restaurants that are available for refranchising. Revenues from sales of franchises and equipment and their associated costs of sales are affected by the mix and number of restaurants franchised, as follows:
(i) restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, have little if any franchise cost of sales and have equipment in excess of $300,000 that is usually sold at about break-even; (ii) restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale; and (iii) previously reacquired franchises normally sell for a franchise fee of $100,000 to $300,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. As a consequence of the forgoing factors, the results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

System-wide retail sales for the first quarter of 1997 grew 14.2% over system-wide retail sales for the first quarter of 1996. This was due to increases of 7.5% in the number of effective restaurants and 6.5% in average per unit revenues. System-wide comparable average sales per restaurant (exclusive of area license restaurants) for the first quarter of 1997 grew by 3.9% over those in the first quarter of 1996. Management believes that unusually severe winter weather experienced in the United States during the first quarter of 1996 had a negative impact on sales in that quarter. Management continues to pursue growth in sales through the Company's restaurant development program, improved marketing efforts, improvements in customer service and operations, and the Company's remodeling program.

Franchise operations revenues for the first quarter of 1997 grew 9.7% over franchise operations revenues for the first quarter of 1996. This was primarily due to increases in the number of effective franchised restaurants of 7.7% and in revenues per effective franchised restaurant of 6.8%. Franchise operations costs and expenses for the first quarter of 1997 increased 4.3% over costs and expenses for the first quarter of 1996. As a result of franchise revenues increasing in excess of franchise expenses, franchise margin increased to 55.8% in the first quarter of 1997 versus 53.5% in the comparable 1996 period. The margin improved primarily because of increases in rental income and in interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees.

Company-operated restaurant revenues in the first quarter of 1997 grew 22.7% over revenues for the first quarter of 1996. This was primarily due to increases in the number of effective Company-operated restaurants of 15.4% and in revenues per effective Company-operated restaurant of 6.3%. Company-operated restaurant costs and expenses for the first quarter of 1997 increased 25.7% from costs and expenses for the first quarter of 1996. Margin at Company-operated restaurants in the first quarter of 1997 was 4.4% compared to 6.7% in the comparable 1996 period. The change in margin was primarily due to operating increases in employee costs and controllable expenses, excluding food costs, as a percentage of revenues.

Other revenues in the first quarter of 1997 grew 27.4% over other revenues for the first quarter of 1996 primarily due to an increase in revenues from the sale of franchises and equipment to $2,924,000 from $2,247,000 and an increase of 30.4% in interest income from direct financing leases. Other costs and expenses in the first quarter of 1997 increased 21.6% over those in the first quarter of 1996 primarily from the increase in franchise and equipment cost of sales to $1,655,000 from $1,230,000. IHOP franchised six restaurants in both the first quarter of 1997 and the first quarter of 1996.

Field, corporate and administrative costs and expenses in the first quarter of 1997 increased 4.9% over costs and expenses in the first quarter of 1996 principally due to increases in employee related expenses including salaries and wages. Field, corporate and administrative expenses were 3.3% of system-wide sales in the first quarter of 1997 compared to 3.5% in the first quarter of 1996.

Depreciation and amortization expense in the first quarter of 1997 increased 29.0% over that of the comparable 1996 period primarily reflecting the addition of new, larger restaurants and an increase in the number of Company-operated restaurants.

Interest expense increased 33.2% in the first quarter of 1997 over that of the comparable 1996 period due to interest associated with increased capital lease obligations and the private placement of $35 million in senior notes in November 1996.

Provision for income taxes was 39.0% of income before income taxes in the first quarter of 1997 and 39.5% in the first quarter of 1996.

Liquidity and Capital Resources
-------------------------------

The Company invests available funds into its business through the development of additional restaurants and the remodeling of older Company-operated restaurants.

In 1997, IHOP and its franchisees and area licensees plan to develop and open approximately 75 restaurants. Included in that number are the development of 54 new restaurants by the Company and the development of 21 restaurants by IHOP franchisees and area licensees. Capital expenditures budgeted in 1997, which include IHOP's portion of the above development program, are approximately $60 million. In November 1997, the second annual installment of $4.6 million in principal becomes due on the Company's senior notes due 2002. The Company expects that funds from operations, sale and leaseback arrangements (estimated to be about $18 million) and its revolving line of credit will be sufficient to cover its operating requirements, its budgeted capital expenditures and its principal repayment on its senior notes in 1997. At March 31, 1997, $20 million was available to be borrowed under the Company's unsecured bank revolving credit agreement.

Part II.  OTHER INFORMATION
---------------------------

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

*10  Employment Agreement between the Company and Richard C. Celio.

 11  Statement Regarding Computation of Per Share Earnings.

 27  Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            IHOP Corp.
                                              ---------------------------------
                                                           (Registrant)


     April 29, 1997                      BY:  /s/  Richard K. Herzer
     --------------                           ---------------------------------
       (Date)                                 Richard K. Herzer
                                              Chairman of the Board,
                                              President and Chief Executive
                                              Officer (Principal Executive
                                              Officer)


     April 29, 1997                      BY:  /s/  Frederick G. Silny
     --------------                           ---------------------------------
       (Date)                                 Frederick G. Silny
                                              Vice President-Finance and
                                              Treasurer (Principal
                                              Financial Officer)