Form 10-Q
period 1997-06-30
IHOP CORP
filed 1997-07-30
CIK 49754

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               ------    -----

Commission File Number 0-8360

                                   IHOP CORP.
             (Exact name of registrant as specified in its charter)


  Delaware                                    95-3038279
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)


           525 North Brand Boulevard, Glendale, California 91203-1903
              (Address of principal executive offices)  (Zip code)

                                 (818) 240-6055
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X     No
                                            ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                            Outstanding as of June 30, 1997
----------------------------            -------------------------------
Common Stock, $.01 par value                      9,610,063

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS                          IHOP CORP. AND SUBSIDIARIES
(In thousands, except share amounts)
--------------------------------------------------------------------------------



                                                                June 30,    December 31,
                                                                 1997          1996
                                                               ---------   ------------
Assets

Current assets
 Cash and cash equivalents                                      $  6,660   $  8,658
 Receivables                                                      30,183     29,324
 Reacquired franchises and equipment held for sale, net            1,944      1,474
 Inventories                                                       1,353      1,180
 Prepaid expenses                                                    234        676
                                                                --------   --------
   Total current assets                                           40,374     41,312
                                                                --------   --------
Long-term receivables                                            147,144    143,338
Property and equipment, net                                      132,278    120,854
Reacquired franchises and equipment held for sale, net            11,015      8,352
Excess of costs over net assets acquired, net                     12,695     12,908
Other assets                                                       2,223      2,125
                                                                --------   --------
   Total assets                                                 $345,729   $328,889
                                                                ========   ========
Liabilities and Shareholders' Equity

Current liabilities
 Current maturities of long-term debt                           $  4,712   $  4,731
 Accounts payable                                                 16,068     17,474
 Accrued employee compensation and benefits                        4,169      2,674
 Other accrued expenses                                            4,028      5,024
 Deferred income taxes                                             3,919      4,311
 Capital lease obligations                                           974        870
                                                                --------   --------
   Total current liabilities                                      33,870     35,084
                                                                --------   --------
Long-term debt                                                    58,527     58,564
Deferred income taxes                                             25,530     25,061
Capital lease obligations and other                               87,237     80,823
Shareholders' equity
 Preferred stock, $1 par value, 10,000,000 shares authorized;
   shares issued and outstanding: no shares                           --         --
 Common stock, $.01 par value, 40,000,000 shares authorized;
   shares issued and outstanding: June 30, 1997, 9,610,063
   shares; December 31, 1996, 9,467,294 shares                        96         95
 Additional paid-in capital                                       52,137     48,768
 Retained earnings                                                87,832     79,244
 Contribution to ESOP                                                500      1,250
                                                                --------   --------
   Total shareholders' equity                                    140,565    129,357
                                                                --------   --------
   Total liabilities and shareholders' equity                   $345,729   $328,889
                                                                ========   ========


See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                IHOP CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)
--------------------------------------------------------------------------------



                                                             Three Months Ended                       Six Months Ended
                                                                  June 30,                                June 30,
                                                      --------------------------------         -------------------------------
                                                                1997              1996                  1997              1996
                                                      --------------   ---------------         -------------   ---------------
Revenues
 Franchise operations
   Rent                                                      $ 8,253           $ 7,190               $16,349           $14,373
   Service fees and other                                     19,880            17,958                38,713            35,326
                                                             -------           -------               -------           -------
                                                              28,133            25,148                55,062            49,699
 Company operations                                           14,794            12,983                28,842            24,436
 Other                                                         8,647             6,334                14,111            10,622
                                                             -------           -------               -------           -------
     Total revenues                                           51,574            44,465                98,015            84,757
                                                             -------           -------               -------           -------

Costs and Expenses
 Franchise operations
   Rent                                                        4,359             3,923                 8,553             7,919
   Other direct costs                                          8,129             7,676                15,850            15,108
                                                             -------           -------               -------           -------
                                                              12,488            11,599                24,403            23,027
 Company operations                                           13,599            12,225                27,024            22,907
 Field, corporate and administrative                           7,435             6,181                14,488            12,902
 Depreciation and amortization                                 2,464             1,972                 4,913             3,870
 Interest                                                      3,499             2,757                 7,005             5,389
 Other                                                         3,831             2,510                 6,104             4,380
                                                             -------           -------               -------           -------
     Total costs and expenses                                 43,316            37,244                83,937            72,475
                                                             -------           -------               -------           -------
Income before income taxes                                     8,258             7,221                14,078            12,282
Provision for income taxes                                     3,220             2,852                 5,490             4,851
                                                             -------           -------               -------           -------
     Net income                                              $ 5,038           $ 4,369               $ 8,588           $ 7,431
                                                             =======           =======               =======           =======

Net Income Per Share
Net income per common and common
 equivalent share                                            $   .52           $   .46               $   .89           $   .78
                                                             =======           =======               =======           =======
Weighted average common and common
 equivalent shares outstanding                                 9,676             9,592                 9,623             9,575
                                                             =======           =======               =======           =======



See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                IHOP CORP. AND SUBSIDIARIES
(In thousands)
--------------------------------------------------------------------------------

                                                                  Six Months Ended
                                                                      June 30,
                                                                --------------------
                                                                    1997        1996
                                                                --------    --------
Cash flows from operating activities
 Net income                                                     $  8,588    $  7,431
 Adjustments to reconcile net income to cash provided
  by operating activities
   Depreciation and amortization                                   4,913       3,870
   Deferred taxes                                                     77         392
   Contribution to ESOP                                              500         462
   Change in current assets and liabilities
     Accounts receivable                                            (428)     (2,287)
     Inventories                                                    (173)       (299)
     Prepaid expenses                                                442        (445)
     Accounts payable                                             (1,406)     (3,888)
     Accrued employee compensation and benefits                    1,495       1,243
     Other accrued expenses                                         (996)        347
   Other, net                                                      1,660         583
                                                                --------    --------
      Cash provided by operating activities                       14,672       7,409
                                                                --------    --------
Cash flows from investing activities
 Additions to property and equipment                             (24,263)    (17,779)
 Proceeds from sale and leaseback arrangements                     6,241       3,791
 Additions to notes, equipment contracts and direct financing
   leases receivable                                              (3,296)     (2,685)
 Principal receipts from notes, equipment
   contracts and direct financing leases receivable                3,869       3,065
 Additions to reacquired franchises held for sale                   (765)       (549)
                                                                --------    --------
      Cash used by investing activities                          (18,214)    (14,157)
                                                                --------    --------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                             20       9,300
 Repayment of long-term debt                                         (35)     (3,026)
 Principal payments on capital lease obligations                    (320)       (298)
 Reacquisition of treasury shares                                    (39)         --
 Issuance of common stock                                          1,918         528
                                                                --------    --------
      Cash provided by financing activities                        1,544       6,504
                                                                --------    --------
Net change in cash and cash equivalents                           (1,998)       (244)
Cash and cash equivalents at beginning of period                   8,658       3,860
                                                                --------    --------
      Cash and cash equivalents at end of period                $  6,660    $  3,616
                                                                ========    ========
Supplemental disclosures
 Interest paid, net of capitalized amounts                      $  6,954    $  5,238
 Income taxes paid                                                 5,532       4,081
 Capital lease obligations incurred                                5,973       5,966


 See the accompanying notes to the consolidated financial statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




1. The accompanying consolidated financial statements for the six months ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP" or the "Company") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 1996 has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

The following table sets forth certain operating data for IHOP restaurants:

                                                   Three Months                              Six Months
                                                  Ended June 30,                           Ended June 30,
                                       -------------------------------------   ---------------------------------------
                                                    1997                1996                 1997                 1996
                                       -----------------   -----------------   ------------------   ------------------
                                       (Dollars in thousands)
Restaurant Data
  Effective restaurants (a)
    Franchise                                       536                496                   534                 495
    Company                                          63                 56                    62                  54
    Area license                                    139                133                   138                 132
                                               --------           --------              --------            --------
        Total                                       738                685                   734                 681
                                               ========           ========              ========            ========
System-wide
  Sales (b)                                    $221,066           $193,506              $437,525            $382,992
    Percent increase                               14.2%              10.0%                 14.2%               10.9%
  Average sales per  effective
   restaurant                                  $    299           $    282              $    596            $    562
    Percent increase                                6.0%               1.1%                  6.1%                1.6%
  Comparable average sales
   per restaurant (c)                          $    309           $    290              $    610            $    573
    Percent increase                                4.2%               0.3%                  4.2%                0.4%
Franchise
  Sales                                        $173,744           $150,482              $342,291            $297,248
    Percent increase                               15.5%              12.1%                 15.2%               12.5%
  Average sales per effective
   restaurant                                  $    324           $    303              $    641            $    601
    Percent increase                                6.9%               2.7%                  6.7%                3.1%
  Comparable average sales
   per restaurant (c)                          $    318           $    298              $    629            $    588
    Percent increase                                4.3%               0.3%                  4.3%                0.4%
Company
  Sales                                        $ 14,794           $ 12,983              $ 28,842            $ 24,436
    Percent increase                               13.9%              23.5%                 18.0%               23.8%
  Average sales per effective
   restaurant                                  $    235           $    232              $    465            $    453
    Percent increase                                1.3%               7.9%                  2.6%                7.9%
Area License
  Sales                                        $ 32,528           $ 30,041              $ 66,392            $ 61,308
    Percent change                                  8.3%              (3.6%)                 8.3%               (0.2%)
  Average sales per effective
   restaurant                                  $    234           $    226              $    481            $    464
    Percent change                                  3.5%              (8.5%)                 3.7%               (5.7%)

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

The following table summarizes IHOP's restaurant development and franchising activity:


                                                   Three Months                          Six Months
                                                  Ended June 30,                       Ended June 30,
                                          ------------------------------        ----------------------------
                                                   1997             1996                 1997           1996
                                          -------------   --------------        ------------   -------------
RESTAURANT DEVELOPMENT ACTIVITY (a)
-----------------------------------
IHOP - beginning of period                         734              685                 729             678
 New openings
   IHOP-developed                                   10                6                  14              12
   Investor program                                  3                7                   3               9
   Area license                                      2                1                   4               2
                                                  ----             ----                ----            ----
 Total new openings                                 15               14                  21              23
 Closings
   Company and franchise                            (3)              (2)                 (4)             (4)
   Area license                                      -                -                   -               -
                                                  ----             ----                ----            ----
IHOP - end of period                               746              697                 746             697
                                                  ====             ====                ====            ====

Summary - end of period
 Franchise                                         543              507                 543             507
 Company                                            63               57                  63              57
 Area license                                      140              133                 140             133
                                                  ----             ----                ----            ----
   Total IHOP                                      746              697                 746             697
                                                  ====             ====                ====            ====

RESTAURANT FRANCHISING ACTIVITY (a)
-----------------------------------
IHOP-developed                                      10                7                  15              11
Investor program                                     3                7                   3               9
Rehabilitated and refranchised                       -                -                   1               -
                                                  ----             ----                ----            ----
 Total restaurants franchised                       13               14                  19              20
Reacquired by Company                               (2)              (3)                 (8)             (7)
Closed                                              (2)              (2)                 (3)             (2)
                                                  ----             ----                ----            ----
 Net addition                                        9                9                   8              11
                                                  ====             ====                ====            ====

---------------------
 (a) The Company reports restaurants in Canada as franchise restaurants although the eleven restaurants are operated under an area license agreement.


     The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Statements regarding future restaurant development and capital expenditures are "forward-looking statements" and involve known and unknown risks, uncertainties and other factors which may cause the actual results to be different from those expressed or implied in such statements. The number of restaurants which the Company will develop, the timing of that development and the related capital required may be affected by several factors. These factors include, but are not limited to: the availability of suitable locations and terms of the sites designated for development; the ability to obtain satisfactory regulatory approvals; conditions beyond the Company's control such as weather, availability of construction materials and labor; the cost and availability of capital; continuing acceptance of the International House of Pancakes brand and concept by guests and franchisees; the Company's overall financial performance; general economic conditions; and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

     IHOP's quarterly results are subject to seasonal fluctuation with sales generally higher in the warmer months and during holiday periods. IHOP's results of operations are impacted by the timing of additions of new restaurants, by the timing of the franchising of those restaurants, and by the number of restaurants in the Company's inventory of restaurants that are available for refranchising. Revenues from sales of franchises and equipment and their associated costs of sales are affected by the mix and number of restaurants franchised, as follows: (i) restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, have little if any franchise cost of sales and have equipment in excess of $300,000 that is usually sold at about break-even; (ii) restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale; and (iii) previously reacquired franchises normally sell for a franchise fee of $100,000 to $300,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. As a consequence of the foregoing and other factors, the results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

     System-wide retail sales grew 14.2% for both the second quarter and first six months of 1997 over system-wide retail sales for the comparable 1996 periods. This was due to growth in the number of effective restaurants of 7.7% and 7.8% and increases in average per unit revenues of 6.0% and 6.1% over the respective prior year periods. System-wide comparable average sales per restaurant (exclusive of area license restaurants in Florida and Japan) grew 4.2% for both the second quarter and first six months of 1997 over those in the comparable 1996 periods. Management continues to pursue sales increases through the Company's restaurant development program, improved marketing efforts, improvements in customer service and operations, and the Company's remodeling program.

     Franchise operations revenues for the second quarter and first six months of 1997 grew 11.9% and 10.8%, respectively, over revenues for the comparable 1996 periods. This was primarily due to growth in the number of effective franchised units of 8.1% and 7.9% coupled with increases in average per unit revenues of 6.9% and 6.7% for the quarter and the first six months, respectively, over the prior year periods. Franchise operations costs and expenses for the second quarter and first six months of 1997 increased 7.7% and 6.0%, respectively, over costs and expenses for the comparable 1996 periods. As a result of franchise revenues increasing in excess of franchise expenses, the margin from franchise operations improved to 55.6% and 55.7% in the second quarter and first six months of 1997, respectively, versus 53.9% and 53.7% in the comparable 1996 periods. The margin improved primarily because of improved rent margins due, in part, to an increase in the number of IHOP owned restaurants which do not have rent expense coupled with increased interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees.

     Company-operated restaurant revenues for the second quarter and first six months of 1997 grew 13.9% and 18.0%, respectively, over revenues for the comparable 1996 periods. This was primarily due to increases in the number of effective Company-operated restaurants of 12.5% and 14.8%, respectively, and in the revenues per effective Company-operated restaurant of 1.3% and 2.6%, respectively, in the second quarter and first six months of 1997 over the comparable 1996 periods. Company-operated restaurant costs and expenses for the second quarter and first six months of 1997 increased 11.2% and 18.0%, respectively, over costs and expenses for the comparable 1996 periods. Margin from Company-operated restaurants was 8.1% in the second quarter and 6.3% for the first six months of 1997 versus 5.8% for the second quarter and 6.3% in first six months of 1996. The improvement in margin in the second quarter of 1997 was primarily due to decreases in food costs, salaries, wages and rent expense as a percentage of revenues.

     Other revenues for the second quarter and first six months of 1997 grew 36.5% and 32.9%, respectively, over other revenues for the comparable 1996 periods. The primary reasons for the increases were (a) growth in the sales of franchises and equipment to $6,108,000 in the second quarter and to $9,032,000 in the first six months from $4,330,000 and $6,578,000 in the respective prior year periods, and (b) growth in interest income from direct financing leases. The Company franchised 13 and 19 restaurants in the second quarter and first six months of 1997, respectively, compared with 14 and 20 restaurants in the comparable 1996 periods. Other costs and expenses for the second quarter and first six months of 1997 increased 52.6% and 39.4%, respectively, over the comparable 1996 periods. The increases were primarily due to higher franchise and equipment cost of sales of $3,228,000 in the second quarter and $4,883,000 in the first six months versus $2,066,000 and $3,296,000 in the comparable 1996 periods.

     Field, corporate and administrative expenses for the second quarter and first six months of 1997 increased 20.3% and 12.3%, respectively, over the comparable 1996 periods. The increases were principally due to increases in employee related compensation and expenses and professional services. Field, corporate and administrative expenses were 3.4% and 3.3% of system-wide sales in the second quarter and first six months of 1997, respectively, compared with 3.2% and 3.4% in the comparable 1996 periods.

     Depreciation and amortization expense increased 25.0% and 27.0% in the second quarter and first six months of 1997, respectively, over the comparable 1996 periods primarily reflecting the addition of new, larger restaurants and an increase in the number of Company-operated restaurants.

     Interest expense increased 26.9% and 30.0% in the second quarter and first six months of 1997, respectively, over the comparable 1996 periods due to interest associated with increased capital lease obligations and the private placement of $35 million in senior notes in November 1996.

     Provision for income taxes was 39.0% of income before income taxes in both the second quarter and first six months of 1997 versus 39.5% in the comparable 1996 periods.

     Liquidity and Capital Resources
     -------------------------------

     The Company invests available funds into its business through the development of additional restaurants and the remodeling of older Company-operated restaurants.

     In 1997, IHOP and its franchisees and area licensees plan to develop and open a total of approximately 70 restaurants, consisting of 49 restaurants developed by the Company and 21 restaurants developed by IHOP franchisees and area licensees. The Company's previous forecast for development in 1997 was a total of approximately 75 restaurants, of which 54 were to be developed by the Company and 21 by franchisees and area licensees. Capital expenditures budgeted for 1997, which include IHOP's portion of the above development program, are approximately $58 million. In November 1997, the second annual installment of $4.6 million in principal becomes due on the Company's senior notes due 2002. The Company expects that funds from operations, sale and leaseback arrangements (estimated to be about $18 million) and its revolving line of credit will be sufficient to cover its operating requirements, its projected capital expenditures and its principal repayment on its senior notes in 1997. At June 30, 1997, $20 million was available to be borrowed under the Company's unsecured bank revolving credit agreement. In June 1997, the Company's unsecured bank revolving credit agreement was extended one year, through June 30, 2000, under the same terms and conditions.

     Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Not applicable.

     Part II.  OTHER INFORMATION
     ---------------------------

     Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders (the "Meeting") was held on May 13, 1997. Shareholders voted in person or by proxy for the following purposes.

     (a) Shareholders voted to elect three Class III directors, each to serve for a term of three years as follows:

                                        Votes       Votes
          Nominee                        For      Withheld
          -------------------------   ---------   --------
           H. Frederick Christie      9,000,086      5,055
           Richard K. Herzer          8,962,159     42,982
           Patrick W. Rose            8,999,986      5,155

          There were no abstentions or broker non-votes. Directors whose terms of office continued after the Meeting included the above three directors and Frank Edelstein, Michael S. Gordon, Neven C. Hulsey, Larry Alan Kay, Dennis M. Leifheit and Caroline W. Nahas.

     (b) Shareholders voted to ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the year ending December 31, 1997. 8,998,188 shares were voted for this proposal, 4,721 were voted against, there were 2,232 abstentions and no broker non-votes.

     (c) A shareholder proposal was submitted at the Meeting for consideration by shareholders. The proposal requested that the Board of Directors adopt a policy making all of IHOP's company-operated restaurants smoke-free by January 1, 1998, and that, beginning in 1998, all new franchised facilities be smoke-fee and all renewals of franchise agreements require that the affected restaurant be smoke-free. 279,256 shares were voted for this proposal, 7,797,015 were voted against, there were 270,659 abstentions and 658,211 broker non-votes.

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

     3.2 Bylaws of IHOP Corp. Exhibit 3.2 to IHOP Corp.'s Registration Statement on Form S-1 No. 33-40431 is hereby incorporated by reference.

     11   Statement Regarding Computation of Per Share Earnings.

     27   Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       IHOP CORP.
                                             -------------------------------
                                                       (Registrant)



July 30, 1997                       BY:      /s/ Richard K. Herzer
---------------                              -------------------------------
 (Date)                                      Richard K. Herzer
                                             Chairman of the Board,
                                             President and Chief Executive
                                             Officer (Principal Executive
                                             Officer)



July 30, 1997                       BY:      /s/ Frederick G. Silny
----------------                             -------------------------------
 (Date)                                      Frederick G. Silny
                                             Vice President-Finance and
                                             Treasurer (Principal Financial
                                             Officer)