Form 10-Q
period 1997-09-30
IHOP CORP
filed 1997-10-29
CIK 49754

                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to _________________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No ______
                                               ------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                           Outstanding as of September 30, 1997
----------------------------------       --------------------------------------
Common Stock, $.01 par value                          9,673,594

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS                          IHOP CORP. AND SUBSIDIARIES
(In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                           September 30,            December 31,
                                                                                1997                    1996
                                                                       ----------------------   ---------------------
Assets

Current assets
 Cash and cash equivalents                                                           $ 18,098                $  8,658
 Receivables                                                                           30,219                  29,324
 Reacquired franchises and equipment held for sale, net                                 2,054                   1,474
 Inventories                                                                            1,523                   1,180
 Prepaid expenses                                                                         529                     676
                                                                                     --------                --------
   Total current assets                                                                52,423                  41,312
                                                                                     --------                --------
Long-term receivables                                                                 159,098                 143,338
Property and equipment, net                                                           130,463                 120,854
Reacquired franchises and equipment held for sale, net                                 11,642                   8,352
Excess of costs over net assets acquired, net                                          12,588                  12,908
Other assets                                                                            2,105                   2,125
                                                                                     --------                --------
   Total assets                                                                      $368,319                $328,889
                                                                                     ========                ========

Liabilities and Shareholders' Equity

Current liabilities
 Current maturities of long-term debt                                                $  4,958                $  4,731
 Accounts payable                                                                      17,226                  17,474
 Accrued employee compensation and benefits                                             4,454                   2,674
 Other accrued expenses                                                                 5,300                   5,024
 Deferred income taxes                                                                  5,525                   4,311
 Capital lease obligations                                                              1,030                     870
                                                                                     --------                --------
   Total current liabilities                                                           38,493                  35,084
                                                                                     --------                --------
Long-term debt                                                                         59,652                  58,564
Deferred income taxes                                                                  24,600                  25,061
Capital lease obligations and other                                                    96,949                  80,823
Shareholders' equity
 Preferred stock, $1 par value, 10,000,000 shares authorized;
  shares issued and outstanding: no shares                                                  -                       -
 Common stock, $.01 par value, 40,000,000 shares authorized; shares issued and outstanding: September 30, 1997, 9,673,594 Shares;
  December 31, 1996, 9,467,294 shares
                                                                                           97                      95
 Additional paid-in capital                                                            54,069                  48,768
 Retained earnings                                                                     93,565                  79,244
 Contribution to ESOP                                                                     894                   1,250
                                                                                     --------                --------
   Total shareholders' equity                                                         148,625                 129,357
                                                                                     --------                --------
   Total liabilities and shareholders' equity                                        $368,319                $328,889
                                                                                     ========                ========


See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS       IHOP CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)
-----------------------------------------------------------------------


                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                     September 30,
                                                      -------------------------------   -------------------------------
                                                          1997             1996              1997             1996
                                                      -------------   ---------------   ---------------   -------------
Revenues
 Franchise operations
   Rent                                                     $ 8,643           $ 7,459          $ 24,992        $ 21,832
   Service fees and other                                    20,644            18,267            59,357          53,593
                                                            -------           -------          --------        --------
                                                             29,287            25,726            84,349          75,425
 Company operations                                          16,055            14,342            44,897          38,778
 Other                                                       10,970            11,501            25,081          22,123
                                                            -------           -------          --------        --------
    Total revenues                                           56,312            51,569           154,327         136,326
                                                            -------           -------          --------        --------
Costs and expenses
 Franchise operations
   Rent                                                       4,684             4,190            13,237          12,109
   Other direct costs                                         8,453             7,735            24,303          22,843
                                                            -------           -------          --------        --------
                                                             13,137            11,925            37,540          34,952
 Company operations                                          14,966            13,541            41,990          36,448
 Field, corporate and administrative                          7,395             6,745            21,883          19,647
 Depreciation and amortization                                2,481             2,095             7,394           5,965
 Interest                                                     3,742             2,842            10,747           8,231
 Other                                                        5,192             5,513            11,296           9,893
                                                            -------           -------          --------        --------
    Total costs and expenses                                 46,913            42,661           130,850         115,136
                                                            -------           -------          --------        --------
Income before income taxes                                    9,399             8,908            23,477          21,190
Provision for income taxes                                    3,666             3,519             9,156           8,370
                                                            -------           -------          --------        --------
    Net income                                              $ 5,733           $ 5,389          $ 14,321        $ 12,820
                                                            =======           =======          ========        ========
Net income per common and common equivalent share           $  0.58           $   .56          $   1.48        $   1.34
                                                            =======           =======          ========        ========
Weighted average common and common equivalent
 shares outstanding                                           9,860             9,600             9,702           9,584
                                                            =======           =======          ========        ========

See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS             IHOP CORP. AND SUBSIDIARIES
(In thousands)
-----------------------------------------------------------------------------

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                      ---------------------------------------------------
                                                                              1997                            1996
                                                                      -------------------             -------------------
Cash flows from operating activities
 Net income                                                                $ 14,321                         $ 12,820
 Adjustments to reconcile net income to cash provided
  by operating activities
   Depreciation and amortization                                              7,394                            5,965
   Deferred taxes                                                               753                            2,426
   Contribution to ESOP                                                         894                              740
   Changes in current assets and liabilities
     Accounts receivable                                                       (706)                          (4,685)
     Inventories                                                               (343)                            (272)
     Prepaid expenses                                                           147                             (194)
     Accounts payable                                                          (248)                             791
     Accrued employee compensation and benefits                               1,780                            1,448
     Other accrued expenses                                                     276                            2,696
   Other, net                                                                 1,921                             (195)
                                                                           --------                          --------
       Cash provided by operating activities                                 26,189                           21,540
                                                                           --------                          --------
Cash flows from investing activities
 Additions to property and equipment                                        (37,472)                         (41,007)
 Proceeds from sale and leaseback arrangements                               16,852                            5,200
 Additions to notes, equipment contracts and direct
   financing leases receivable                                               (5,891)                          (6,112)
 Principal receipts from notes, equipment contracts
   and direct financing leases receivable                                     6,030                            5,146
 Additions to reacquired franchises held for sale                            (1,072)                            (405)
                                                                           --------                          --------
       Cash used by investing activities                                    (21,553)                         (37,178)
                                                                           --------                          --------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                                     1,440                           17,800
 Repayment of long-term debt                                                    (47)                          (4,437)
 Principal payments on capital lease obligations                               (400)                            (316)
 Reacquisition of treasury shares                                               (39)                               -
 Issuance of common stock                                                     3,850                              916
                                                                           --------                          --------
       Cash provided by financing activities                                  4,804                           13,963
                                                                           --------                          --------
 Net change in cash and cash equivalents                                      9,440                           (1,675)
 Cash and cash equivalents at beginning of period                             8,658                            3,860
                                                                           --------                          --------
       Cash and cash equivalents at end of period                          $ 18,098                         $  2,185
                                                                           ========                          ========
Supplemental disclosures
 Interest paid, net of capitalized amounts                                 $  9,425                         $  7,343
 Income taxes paid                                                            7,978                            6,371
 Capital lease obligations incurred                                          16,178                           14,377

See the accompanying notes to the consolidated financial statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. The accompanying consolidated financial statements for the nine months ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP" or the "Company") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 1996 has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The following table sets forth certain operating data for IHOP restaurants.

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                              -----------------------   ----------------------
                                                 1997         1996        1997         1996
                                              ----------   ----------   ---------   ----------
                                                           (Dollars in thousands)

Restaurant Data
 Effective restaurants (a)
   Franchise                                       540          505          536         498
   Company                                          67           59           63          56
   Area license                                    141          132          139         132
                                              --------     --------     --------    --------
    Total                                          748          696          738         686
                                              ========     ========     ========    ========
System-wide
 Sales (b)                                    $232,679     $208,512     $670,204    $591,504
   Percent increase                               11.6%        12.4%        13.3%       11.4%
 Average sales per
  effective restaurant                        $    311     $    299     $    908    $    862
   Percent increase                                4.0%         3.8%         5.3%        2.5%
 Comparable average sales
  per restaurant (c)                          $    322     $    314     $    933    $    899
   Percent increase                                2.5%         2.7%         3.8%        1.3%
Franchise
 Sales                                        $183,718     $163,061     $526,009    $460,309
   Percent increase                               12.7%        14.7%        14.3%       13.3%
 Average sales per
  effective restaurant                        $    340     $    323     $    981    $    924
   Percent increase                                5.3%         6.3%         6.2%        4.2%
 Comparable average sales
  per restaurant (c)                          $    333     $    324     $    967    $    930
   Percent increase                                2.8%         2.8%         4.0%        1.3%
Company
 Sales                                        $ 16,055     $ 14,342     $ 44,897    $ 38,778
   Percent increase                               11.9%        36.8%        15.8%       28.3%
 Average sales per
  effective restaurant                        $    240     $    243     $    713    $    692
   Percent change                                 (1.2%)       11.5%         3.0%        7.6%
Area License
 Sales                                        $ 32,906     $ 31,109     $ 99,298    $ 92,417
   Percent change                                  5.8%        (5.1%)        7.4%       (1.9%)
 Average sales per
  effective restaurant                        $    233     $    235     $    714    $    700
   Percent change                                 (0.9%)       (8.9%)        2.0%       (6.4%)

-----------------------------------------------
(a) "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open only a portion of the period.
(b) "System-wide sales" are retail sales of franchisees, Company-operated restaurants, and area licensees as reported to the Company.
(c) "Comparable average sales" reflects sales for restaurants that are operated for the entire fiscal period indicated as well as the entire prior fiscal period. Comparable average sales do not include data on area license restaurants located in Florida and Japan.

The following table summarizes IHOP restaurant development and franchising activity:


                                                              Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                         ----------------------------     -------------------------------
                                                             1997           1996               1997             1996
                                                         ------------   -------------     --------------   --------------

RESTAURANT DEVELOPMENT ACTIVITY (a)
-----------------------------------
IHOP - beginning of period                                    746             697              729              678
 New openings
   IHOP-developed                                              12              17               26               29
   Investor program                                             3               1                6               10
   Area license                                                 2               1                6                3
                                                             ----            ----             ----             ----
 Total new openings                                            17              19               38               42
 Closings
   Company and franchise                                       (1)             (3)              (5)              (7)
   Area license                                                 -              (2)               -               (2)
                                                             ----            ----             ----             ----
IHOP - end of period                                          762             711              762              711
                                                             ====            ====             ====             ====

Summary - end of period
  Franchise                                                   552             518              552              518
  Company                                                      68              61               68               61
  Area license                                                142             132              142              132
                                                             ----            ----             ----             ----
     Total IHOP                                               762             711              762              711
                                                             ====            ====             ====             ====

RESTAURANT FRANCHISING ACTIVITY (a)
-----------------------------------
IHOP-developed                                                 12              16               27               27
Investor program                                                3               1                6               10
Rehabilitated and refranchised                                  1               -                2                -
                                                             ----            ----             ----             ----
 Total restaurants franchised                                  16              17               35               37
Reacquired by Company                                          (7)             (4)             (15)             (11)
Closed                                                          -              (2)              (3)              (4)
                                                             ----            ----             ----             ----
 Net addition                                                   9              11               17               22
                                                             ====            ====             ====             ====

----------------
(a) The Company reports restaurants in Canada as franchise restaurants although the eleven restaurants are operated under an area license agreement.

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

IHOP's quarterly results are subject to seasonal fluctuation with sales generally higher in the warmer months and during holiday periods. IHOP's results of operations are impacted by the timing of additions of new restaurants, by the timing of the franchising of those restaurants, and by the number of restaurants in the Company's inventory of restaurants that are available for refranchising. Revenues from sales of franchises and equipment and their associated costs of sales are affected by the mix and number of restaurants franchised, as follows: (i) restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, have little if any franchise cost of sales and have equipment in excess of $300,000 that is usually sold at about break-even; (ii) restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale; and (iii) previously reacquired franchises normally sell for a franchise fee of $100,000 to $300,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. As a consequence of the foregoing and other factors, the results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

System-wide retail sales for the third quarter and first nine months of 1997 grew 11.6% and 13.3%, respectively, over system-wide retail sales for the comparable 1996 periods. This was due to growth in the number of effective restaurants of 7.5% and 7.6% and increases in average per unit revenues of 4.0% and 5.3% over the respective prior year periods. System-wide comparable average sales per restaurant (exclusive of area license restaurants) for the third quarter and first nine months of 1997 grew 2.5% and 3.8%, respectively, over those in the comparable 1996 periods. Management continues to pursue sales increases through the Company's restaurant development program, improved marketing efforts, improvements in customer service and operations, and the Company's remodeling program.

Franchise operations revenues for the third quarter and first nine months of 1997 grew 13.8% and 11.8%, respectively, over revenues for the comparable 1996 periods. This was primarily due to growth in the number of effective franchise restaurants of 6.9% and 7.6% coupled with increases in average per unit revenues of 5.3% and 6.2% in the third quarter and the first nine months of 1997, respectively, over the prior year periods. Franchise operations costs and expenses for the third quarter and first nine months of 1997 increased 10.2% and 7.4%, respectively, over costs and expenses for the comparable 1996 periods. As a result of franchise revenues increasing in excess of franchise expenses, the margin from franchise operations improved to 55.1% in the third quarter and to 55.5% in the first nine months of 1997 versus 53.7% in both of the comparable 1996 periods. The improvements in margin were primarily because of improved rent margins due, in part, to an increase in the relative number of IHOP-owned restaurants which do not have rent expense coupled with growth in interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees.

Company-operated restaurant revenues for the third quarter and first nine months of 1997 grew 11.9% and 15.8%, respectively, over revenues for the comparable 1996 periods. This was primarily due to increases in the number of effective Company-operated restaurants of 13.6% and 12.5% in the third quarter and the first nine months of 1997, respectively, over the comparable 1996 periods. In the third quarter of 1997, the growth was mitigated by a decrease of 1.2% in revenues per effective Company-operated restaurant versus the comparable prior year period. For the first nine months of 1997, the growth was augmented by an increase of 3.0% in revenues per effective Company-operated restaurant versus the first nine months of 1996. Company-operated restaurant costs and expenses for the third quarter and first nine months of 1997 increased 10.5% and 15.2%, respectively, over those in the comparable 1996 periods. Margin from Company-operated restaurants increased to 6.8% and 6.5% in the third quarter and first nine months of 1997, respectively, from margins of 5.6% and 6.0% in the comparable 1996 periods. The improvements in margin were primarily due to operating reductions in salaries and wages as a percentage of revenues in the third quarter of 1997 and in food costs, salaries and wages as a percentage of revenues in the first nine months of 1997.

Other revenues for the third quarter and first nine months of 1997 declined 4.6% and grew 13.4%, respectively, from other revenues for the comparable 1996 periods. The primary reason for the changes were sales of franchises and equipment which were $7,765,000 and $16,797,000 in the third quarter and first nine months of 1997, respectively, versus $9,333,000 and $15,911,000 in the same prior year periods. The Company franchised 16 and 35 restaurants in the third quarter and first nine months of 1997, respectively, compared to 17 and 37 restaurants in the comparable 1996 periods. Partially offsetting the decline in other revenues for the quarter and augmenting the increase in other revenues for the nine months were gains in interest income from direct financing leases. Other costs and expenses for the third quarter and first nine months of 1997 decreased 5.8% and increased 14.2%, respectively, from the 1996 periods. The changes were primarily due to franchise and equipment costs of sales which were $4,476,000 and $9,359,000, in the third quarter and first nine months of 1997 respectively, versus $5,091,000 and $8,387,000 in the comparable 1996 periods.

Field, corporate and administrative expenses for the third quarter and first nine months of 1997 increased 9.6% and 11.4%, respectively, over the comparable 1996 periods. The increases were principally due to increases in employee related compensation and expenses and professional services. Field, corporate and administrative expenses were 3.2% and 3.3% of system-wide sales in the third quarter and first nine months of 1997, respectively, the same as the percentages in the comparable 1996 periods.

Depreciation and amortization expense increased 18.4% and 24.0% in the third quarter and first nine months of 1997, respectively, over the comparable 1996 periods primarily reflecting the addition of new, larger restaurants and an increase in the number of Company-operated restaurants.

Interest expense increased 31.7% and 30.6% in the third quarter and first nine months of 1997, respectively, over the comparable 1996 periods due to interest associated with increased capital lease obligations and the private placement of $35 million in senior notes in November 1996.

Provision for income taxes was 39.0% of income before income taxes in both the third quarter and first nine months of 1997 versus 39.5% in the comparable 1996 periods.

Liquidity and Capital Resources
-------------------------------

The Company invests available funds into its business through the development of additional restaurants and the remodeling of older Company-operated restaurants.

In 1997, IHOP and its franchisees and area licensees plan to develop and open approximately 65 to 70 restaurants. Included in that number are the development of 45 to 49 restaurants by the Company and 20 to 21 by IHOP franchisees and area licensees. The Company's prior forecast for restaurant development in 1997 was 49 new restaurants to be developed by the Company and 21 by franchisees and area licensees. The modification of the prior forecast is primarily due to construction scheduling issues related to a few restaurants coupled with uncertainty about forecasted unusually severe winter weather in some areas where IHOP is developing restaurants. Capital expenditures projected for 1997, which include IHOP's portion of the above development program, are approximately $52 million to $58 million. IHOP's cash and cash equivalents increased to $18.1 million at September 30, 1997 versus $8.7 million at December 31, 1996. The increase was primarily due to the receipt of proceeds from sale and leaseback arrangements and a delay in the timing of capital expenditures related to new restaurant development. In November 1997, the second annual installment of $4.6 million in principal becomes due on the Company's senior notes due 2002. The Company expects that funds from operations, sale and leaseback arrangements (estimated to be about $20 million) and its revolving line of credit will be sufficient to cover its operating requirements, its projected capital expenditures and its principal repayment on its senior notes in 1997. At September 30, 1997, $20 million was available to be borrowed under the Company's unsecured bank revolving credit agreement. In June 1997, the Company's unsecured bank revolving credit agreement was extended one year, through June 30, 2000, under the same terms and conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


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

 3.2 Bylaws of IHOP Corp. Exhibit 3.2 to Registration Statement on Form S-1 No. 33-40431 is hereby incorporated by reference.

 10 Amendment No. 4 to the Amended and Restated International House of Pancakes Employee Stock Ownership Plan.

 11  Statement Regarding Computation of Per Share Earnings.

 27  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    IHOP Corp.
                                        --------------------------------
                                                   (Registrant)



October 29, 1997                        BY:/s/ Richard K. Herzer
----------------                        --------------------------------
 (Date)                                 Richard K. Herzer
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



October 29, 1997                        BY:/s/ Frederick G. Silny
----------------                        --------------------------------
 (Date)                                 Frederick G. Silny
                                        Vice President-Finance and Treasurer
                                        (Principal Financial Officer)