Form 10-K405
period 1997-12-31
IHOP CORP
filed 1998-03-18
CIK 49754

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 COMMISSION FILE NUMBER: 0-8360

                               ----------------

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1998. $314 million

  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                               OUTSTANDING AS OF
       CLASS                                                   JANUARY 31, 1998
       -----                                                   -----------------
       Common Stock, $.01 par value...........................     9,735,762

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on Tuesday, May 12, 1998, (the "1998 Proxy Statement") are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

 General Development of Business

  IHOP Corp. and its subsidiaries ("IHOP" or the "Company") develop, operate and franchise International House of Pancakes restaurants, one of America's best-known, national, family restaurant chains. As of December 31, 1997, the Company had 787 restaurants, of which 571 were operated by franchisees, 145 by area licensees and 71 by the Company. IHOP restaurants are located in 36 states, Canada and Japan.

  IHOP Corp. was incorporated under the laws of the State of Delaware in 1976. In July 1991, IHOP completed an initial public offering of its common stock. There were no significant changes to the Company's corporate structure during 1997, nor material changes in the Company's method of conducting business.

 Financial Information about Industry Segments

  IHOP Corp. and its subsidiaries are engaged exclusively in the foodservice industry, primarily in the United States, wherein IHOP develops, franchises and operates restaurants. Information with respect to revenues, operating profits and assets attributable to IHOP's sole industry segment is contained under the caption "Five Year Financial Summary" in the Financial Information Section beginning on page F-1 of this Annual Report on Form 10-K.

 Narrative Description of Business

  The Company develops, franchises and operates International House of Pancakes restaurants. IHOP restaurants feature moderately-priced, high-quality food and beverage items, and table service in an attractive and comfortable atmosphere. Although IHOP restaurants are best known for their award-winning pancakes, omelets and other breakfast specialties, IHOP restaurants are open throughout the day and evening hours and offer a broad array of lunch, dinner and snack items as well.

  More than 90% of IHOP restaurants are operated by franchisees, who are independent third parties. The Company's approach to franchising (discussed in greater detail below) is founded on the franchisees' active involvement in the day-to-day operations of their respective restaurants. The Company is selective in granting franchises, preferring to franchise to individuals who intend to be active in the management of their restaurant(s) and not to passive investors or investment groups. This provides a quality of management and dedication that, in the view of the Company, is generally unmatched by salaried employees or absentee owners. In addition, IHOP itself develops most new restaurants prior to franchising them and, following the franchising of the restaurant, becomes the franchisee's landlord. This landlord/tenant relationship provides IHOP with enhanced profits and greater control over its franchise system.

  Management seeks to increase revenues and profits by focusing on several areas of the Company's business. These areas include the development and franchising of new IHOP restaurants, improvements in sales levels at existing restaurants through the attraction of new guests and retention of existing customers, and restaurant-level operating changes designed to improve profitability.

 Restaurant Development

  The Company intends to add restaurants to the IHOP system primarily through the development of new restaurants in major markets where the Company already has a core customer base. Management believes that by concentrating growth in its existing markets, the Company will be able to achieve economies of scale with respect to supervisory, advertising and distribution functions. New restaurants are developed after a stringent site selection process which is supervised by senior management. In addition, the Company may acquire non-IHOP restaurants in existing markets for conversion to International House of Pancakes restaurants. In 1997, the Company developed 45 new restaurants and franchisees developed an additional 22 restaurants.

  IHOP secondarily looks to develop new markets in which it has no presence or its presence is limited, primarily where such new markets are geographically near to existing markets and are deemed to present significant business opportunities. In such regard, management may consider proposals to acquire several non-IHOP units in markets in which the Company has little or no presence. Management evaluates such proposals on a case-by-case basis and may elect to acquire such restaurants for conversion to International House of Pancakes restaurants.

  In 1997, the Company built two types of new restaurant buildings. The larger format restaurant averages approximately 4,500 square feet with about 170 seats. The second building type is designed for use in smaller, high-potential markets and is approximately 3,900 square feet in size and seats about 128 people. Of the 45 new IHOP restaurants built by the Company in 1997, 25 were the larger format building, 13 were the smaller format building and 7 were existing restaurants converted to International House of Pancakes restaurants (restaurant conversions). The number of seats in a restaurant conversion is variable by location, and, in 1997, averaged 175 seats per restaurant. In comparison, IHOP's older A-Frame style restaurants, which have not been built since 1985, average approximately 3,000 square feet with 100 seats. The new restaurants feature larger kitchens designed to accommodate IHOP's continuing expansion of its lunch and dinner business and to more efficiently service the peak breakfast and brunch hours on weekends. To the greatest extent possible, the Company continues to use its familiar signature blue color on the roof, awnings and other exterior decor of its restaurants.

  The table below sets forth the average development cost per restaurant in 1997. For leased restaurants, the discounted present value of the lease and any "key money" have been allocated to land, building and site improvements and other costs, as appropriate.

                                                                     AVERAGE PER
                                                                     RESTAURANT
                                                                     -----------
   Land............................................................. $  509,000
   Building.........................................................    750,000
   Equipment........................................................    328,000
   Site improvements and other costs................................    168,000
                                                                     ----------
     Total.......................................................... $1,755,000
                                                                     ==========

  New restaurants opened in 1996 have realized, on average, sales of $1,513,000 in their first twelve full months of operations.

Franchising

  IHOP's approach to franchising is somewhat different from that of its franchising competitors in the foodservice industry. In most franchise systems, the franchisee is called upon to pay a modest initial fee and uses his/her own capital to acquire a site, build and equip the restaurant and fund working capital needs. While IHOP offers a Franchise Investor Program, which affords certain experienced franchisees the opportunity to fund the development of their own restaurants, the large majority of IHOP restaurants are developed directly by IHOP. In this regard, IHOP generally (i) identifies the site for the new restaurant, (ii) purchases the site or leases it from a third party, (iii) builds the restaurant and equips it with all required furniture, fixtures and equipment ("equipment"), (iv) selects the franchisee and trains the franchisee and supervisory personnel who will run the restaurant, (v) finances the purchase of the franchise, (vi) leases the restaurant and equipment to the franchisee and (vii) provides continuing support with respect to operations, marketing and new product development. Although IHOP incurs substantial obligations in the development, franchising and start-up operations of a new restaurant, its involvement in such development allows the Company to command a substantial franchise and development fee. In addition, IHOP derives income from the partial financing of the franchise and development fee and from the leasing of property and equipment to franchisees. IHOP's involvement in site selection and development, the training and supervising of franchisees, as well as its control over restaurant property, products and services, are an integral part of the Company's operating philosophy.

  IHOP franchisees are predominantly owner/operators, not passive investors. The majority of franchisees own only one restaurant and only eleven franchisees (excluding area licensees) currently own more than six restaurants. It is the Company's belief that franchisees who are actively involved in the operation of their restaurants provide a quality of management and commitment to our guests that cannot be matched by salaried managers. In addition, a majority of new restaurants are franchised to current franchisees or restaurant managers who already understand IHOP's approach to the restaurant business. In the past five years sales to existing franchisees and IHOP employees, or their immediate families, constituted approximately 85% of franchise sales transactions.

  IHOP's franchise agreements generally require the payment of an initial franchise fee of approximately $200,000 to $350,000 for a newly developed restaurant (depending on the site), of which approximately 20% is initially paid in cash. The balance of the initial franchise fee is financed by the Company over five to eight years. IHOP also receives continuing revenues from the franchisee: a royalty equal to 4.5% of a franchisee's sales; income from the leasing of the restaurant and related equipment; revenue from the sale of certain proprietary products; a local advertising fee equal to about 2% of a franchisee's sales (which is usually paid to a local advertising cooperative); and a national advertising fee equal to 1% of a franchisee's sales. Franchise agreements relating to restaurants developed directly by franchisees under the Company's Franchise Investor Program provide for a reduced initial franchise fee of $50,000, revenue from the sale of certain proprietary products, and royalties and advertising fees in amounts similar to those described above.

  The Company or its predecessor has entered into long-term area licensing agreements covering the state of Florida and the Southern-most counties of Georgia, the province of British Columbia, Canada and the country of Japan. These agreements provide for royalties ranging from 0.5% to 2% of sales and advertising fees equal to 0.25% of sales. The Company also derives revenue from the sale of certain proprietary products to the area licensees.

  Area licensing arrangements, similar to those described above, may be used in the future for domestic and international expansion into areas where neither the Company nor investor program franchisees are likely to develop International House of Pancakes restaurants.

 Restaurant Operations and Support

  It is the Company's goal to make every dining experience at IHOP a satisfying one. IHOP franchisees and operators strive always to exceed guests' expectations, and hold firm to the belief that a satisfied customer will both be a return customer and will tell others about our restaurants. To ensure that our guests' expectations are fulfilled, all restaurants are operated in accordance with uniform operating standards and specifications relating to the quality and preparation of menu items, selection of menu items, maintenance, repair and cleanliness of premises, and the appearance and conduct of employees.

  The Company's Operations Department is charged with insuring that these high standards are met at all times. These operating standards are detailed in the Company's Manual of Standard Operating Procedures and have been developed by the Company in consultation with our franchisee operators. Each restaurant is assigned an Operations Consultant who regularly visits and evaluates the restaurant to ensure that it remains in compliance with the operating guidelines and procedures. In addition to frequent visits to the restaurant, the Operations Consultant conducts at least two annual comprehensive written evaluations of every aspect of the restaurant's operations. The Operations Consultant then meets with the franchisee or manager to discuss the results of his review and develop a plan to address any areas for improvement.

  The International House of Pancakes menu offers a large selection of high-quality, moderately-priced products designed to appeal to a broad customer base. These include a wide variety of pancakes, waffles, omelets and other breakfast specialties, chicken, steak and sandwiches. In most restaurants, IHOP offers special items for children and seniors at reduced prices. IHOP restaurants are located throughout the United States, and, in recognition of local tastes, most IHOP restaurants offer regional specialties that complement the IHOP core menu. IHOP's Research and Development Department working together with franchisees and the Company's Operations and Marketing departments continually develop new menu ideas. These new menu items are thoroughly tested in the Company's test kitchen and in limited regional tests before being introduced throughout the system. The purpose of adding new items is to be responsive to our guests' needs and requests, and to keep the menu fresh and appealing to our customers.

  Training is ongoing at all IHOP restaurants. Each prospective franchisee is required to participate in an extensive training program before he/she is sold a franchise. The training program involves classroom study in the Company's training facility in San Dimas, California, and hands-on operational training in one of our regional training restaurants. Each franchisee learns to cook, wait on tables, serve as a host, wash dishes and each of the other myriad tasks necessary to operate a successful restaurant. Field training teams and new restaurant opening teams provide on-site instruction to Company and franchised restaurant employees to assist in the opening of new IHOP restaurants.

  The Company's regional headquarters offer additional training courses from time to time on subjects such as suggestive selling, improving service, managing people and diversity.

 Marketing and Advertising

  Most IHOP franchisees and Company-operated restaurants contribute about 2% of their sales to local advertising cooperatives and the Company provides additional funding to these cooperatives. The advertising co-ops use these funds to purchase television advertising time and place advertisements in printed media or direct mail. For many years, IHOP's television advertising has featured Cliff Bemis, as IHOP's affable spokesperson. The viewer's response to Cliff has always been positive and the Company is continuing to create new Cliff commercials. In these new commercials though, a greater emphasis is being placed on the appetizing appearance, quality and taste of the delicious IHOP food. In addition to television advertising, IHOP encourages local area marketing by its franchisees. These marketing programs include discounts and specials aimed at increasing customer traffic and encouraging repeat business.

 Company-Operated Restaurants

  The pool of Company-operated restaurants consists of those restaurants newly-developed by the Company which have not yet been franchised and those restaurants re-acquired by the Company through negotiation or franchisee defaults. The relative number and identity of restaurants in each group within the pool, and the total number of restaurants in the pool, varies from time to time as IHOP develops new restaurants, reacquires franchised restaurants and franchises new and reacquired restaurants. Those restaurants that the Company repossesses typically require investment in remodeling and rehabilitation by the Company before being refranchised and may remain in the pool for a substantial period of time. As a consequence of this adverse selection process, some Company-operated restaurants may incur operating losses during the period of their rehabilitation.

 Remodeling and Refranchising Program

  Restaurants reacquired by IHOP are usually underperforming as a result of having been poorly operated, physically neglected and/or badly staffed. When a restaurant enters the pool of Company-operated restaurants as a result of negotiation or franchisee default, IHOP begins a multi-step rehabilitation program for that restaurant. These restaurants are physically rehabilitated by IHOP. IHOP also hires and trains the restaurant staff. The Company then implements new marketing and operations programs designed to regain the business of former guests and attract new patrons. After a restaurant has been rehabilitated and its sales volume reaches acceptable levels, the restaurant is refranchised to a qualified franchisee. In the past five years IHOP reacquired a total of 61 restaurants from franchisees. In those same years restaurants that were refranchised totaled 36.

  In the past five years IHOP has remodeled and updated approximately 33 then Company-operated restaurants at an average cost per restaurant of approximately $95,000. Management believes that, from 1991 through 1997, average sales in remodeled Company-operated restaurants increased approximately 14.7% in the 12 months subsequent to the remodeling. IHOP intends to continue this remodeling program with respect to Company-operated restaurants on an ongoing basis to facilitate the refranchising of these restaurants and to enhance the chain's image and maintain and expand its customer base.

  IHOP also requires most of its franchisees, and strongly encourages all of its franchisees, to periodically remodel their restaurants. In the past five years 175 restaurants have been remodeled by franchisees.

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

  The current structure of the U.S. restaurant and institutional foodservice market is characterized by differentiated chains competing within their segments against each other and local, single-outlet operators. Foodservice chains in the United States include the following segments: quick-service sandwich, chicken, pizza, family restaurant, dinner house, grill-buffet, hotel restaurant and contract/catering. Information published in 1997 by an industry trade publication ranked IHOP 34th out of the top 100 chains based on estimated fiscal 1996 system-wide foodservice sales in the United States. The same publication included twelve family restaurant chains in its top 100 chains, and IHOP ranked fourth in this segment. A national consumer survey, performed by an independent restaurant industry publication in 1997, indicates that approximately 80% of all Americans are familiar with International House of Pancakes restaurants, making IHOP one of the two top family restaurant chains in terms of consumer awareness. In December 1997, based on a nation-wide sample of IHOP restaurants, the approximate guest check average per IHOP customer was $6.15.

 Trademarks and Service Marks

  The Company has registered "International House of Pancakes," "IHOP" and variations of each, as well as other trademarks and service marks, including "Any Time's a Good Time for Breakfast at IHOP," "the Home of the Never Empty Coffee Pot," "Rooty Tooty Fresh 'N Fruity," and "Harvest Grain 'N Nut" with the United States Patents and Trademark Office. IHOP also registers new trademarks and service marks from time to time. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to these marks that would prevent IHOP from using or licensing the use thereof for restaurants in any area of the United States. The Company has registered its trademarks and service marks and variations thereof in Japan and Canada for use by current licensees and, where feasible and appropriate, registers its trademarks and service marks in other nations for future use. The Company's current registered trademarks and service marks will expire, unless renewed, at various dates from 1998 to 2013. IHOP routinely applies to renew its active trademarks and service marks prior to their expiration.

 Seasonality

  IHOP's business, like that of most restaurants, is seasonal in that restaurants generally experience greater customer traffic and sales in the warmer months and during the Thanksgiving and Christmas seasons.

 Government Regulation

  IHOP is subject to various federal, state and local laws affecting its business as well as a variety of regulatory provisions relating to zoning of restaurant sites, sanitation, health and safety. As a franchisor, the Company is subject to state and federal laws regulating various aspects of franchise operations and sales. These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain cases, also apply substantive standards to the relationship between franchisor and franchisee, including primarily defaults, termination and non-renewal of franchises.

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

 Employees

  At December 31, 1997, the Company employed approximately 2,600 persons, of whom 233 were full-time, non-restaurant, corporate personnel. The Company considers relations with its employees to be satisfactory.

ITEM 2. PROPERTIES.

  The table below shows the location and status of the 787 IHOP restaurants in operation as of December 31, 1997:

                                                                    AREA
LOCATION UNITED STATES                           FRANCHISE COMPANY LICENSE TOTAL
----------------------                           --------- ------- ------- -----
Alabama.........................................      3        1       0      4
Arizona.........................................     15        0       0     15
Arkansas........................................      3        0       0      3
California......................................    135       23       0    158
Colorado........................................     17        0       0     17
Connecticut.....................................      6        0       0      6
Delaware........................................      1        0       0      1
Florida.........................................      0        0     108    108
Georgia.........................................     32        1       1     34
Hawaii..........................................      2        0       0      2
Idaho...........................................      0        1       0      1
Illinois........................................     28       11       0     39
Indiana.........................................      4        2       0      6
Kansas..........................................      1        1       0      2
Maine...........................................      1        0       0      1
Maryland........................................     23        1       0     24
Massachusetts...................................     15        0       0     15
Michigan........................................     10        1       0     11
Mississippi.....................................      5        0       0      5
Missouri........................................     11        0       0     11
Nevada..........................................      9        3       0     12
New Hampshire...................................      2        0       0      2
New Jersey......................................     26        1       0     27
New Mexico......................................      7        0       0      7
New York........................................     31        1       0     32
North Carolina..................................     21        0       0     21
Oklahoma........................................      1        0       0      1
Oregon..........................................      5        9       0     14
Pennsylvania....................................     11        2       0     13
Rhode Island....................................      1        1       0      2
South Carolina..................................     10        0       0     10
Tennessee.......................................     11        0       0     11
Texas...........................................     88        0       0     88
Virginia........................................     15        0       0     15
Washington......................................      8       10       0     18
Wisconsin.......................................      2        2       0      4
INTERNATIONAL
-------------
Canada(1).......................................     11        0       0     11
Japan...........................................      0        0      36     36
                                                    ---      ---     ---    ---
    Totals......................................    571       71     145    787
                                                    ===      ===     ===    ===

--------
(1) The Company reports restaurants in Canada as franchise restaurants although the eleven restaurants are operated under an area license agreement.

  As of December 31, 1997, of the 71 Company-operated restaurants, 6 were located on Company-owned sites and 65 were located on Company-leased sites; of the 571 franchisee-operated restaurants, 39 were located on Company-owned sites, 425 were located on Company-leased sites and 107 were located on sites owned or leased by franchisees; and all of the restaurants operated by area licensees were located on sites owned or leased by area licensees.

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

  IHOP leases its principal corporate offices in Glendale, California under a lease having a remaining term of approximately three years with two five-year options to renew. The Company also leases regional offices in Lyndhurst, New Jersey; Norcross, Georgia; Lombard, Illinois; Dallas, Texas; Portland, Oregon and Sylmar, California. The Sylmar office also houses the Company's Purchasing and Product Development Departments, which includes a warehouse facility of approximately 6,200 square feet and a test kitchen.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  The Company's common stock is traded as a national market stock on the Nasdaq Stock Market under the symbol "IHOP". As of January 31, 1998, there were approximately 2,400 shareholders, including shareholders whose shares are held in street name.

  The following table sets forth the high and low prices of the stock as reported by the Nasdaq National Market.

QUARTER ENDED                    HIGH     LOW   QUARTER ENDED                  HIGH     LOW
-------------                   ------- ------- -------------                 ------- -------
March 31, 1997................. $27 1/4 $23 5/8 March 31, 1996..............  $27 1/8 $21 1/2
June 30, 1997..................  31 1/8  23 5/8 June 30, 1996...............   29 7/8  25
September 30, 1997.............  37 3/8  30 3/8 September 30, 1996..........   27 1/8  22
December 31, 1997..............  37 3/8  31     December 31, 1996...........   26 1/4  19 1/4

  The Company has not paid any dividends on its Common Stock in the last five years and has no plans to do so in 1998. Any future determination to declare dividends will depend on the Company's earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors. The purchase agreements governing the Company's 7.79% senior notes, its 7.42% senior notes, and its credit agreement with its bank limit the amount of retained earnings available for dividends and investments. At December 31, 1997, approximately $42 million of retained earnings was free of restriction as to distribution as dividends.

ITEM 6. SELECTED FINANCIAL DATA.

  Certain selected financial data for each of the five years ended December 31, 1997, is contained under the caption "Five Year Financial Summary" in the Financial Information Section beginning on page F-1 of this Annual Report on Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated balance sheets of IHOP Corp. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, together with the related notes and the report of Coopers & Lybrand, L.L.P., independent accountants, are contained in the Financial Information Section beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information appearing under the captions "Information Concerning Nominees and Members of the Board of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act" contained in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information appearing under the captions "Executive Compensation--Summary of Compensation," "Executive Compensation--Stock Options and Stock Appreciation Rights" and "Executive Officers of the Company--Employment Agreements" contained in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information appearing under the caption "Certain Relationships and Related Transactions" contained in the 1998 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements

   The following documents are contained in the Financial Information Section beginning on page F-1 of this Annual Report on Form 10-K.

   Consolidated Balance Sheets as of December 31, 1997 and 1996.

   Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997.

   Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1997.

   Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.

   Notes to the Consolidated Financial Statements.

   Report of Independent Accountants.

(2) Financial Statement Schedules

   All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

   Exhibits not incorporated by reference are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Management contracts or compensatory plans or arrangements are marked with an asterisk.

       3.1 Restated Certificate of Incorporation of IHOP Corp.
       3.2 Bylaws of IHOP Corp.
       4.1 Senior Note Purchase Agreement, dated as of November 19, 1992, among
           IHOP Corp., International House of Pancakes, Inc. ("IHOP, Inc.") and
           Mutual Life Insurance Company of New York and other purchasers.
       4.2 First Amendment to Senior Note Purchase Agreement, dated as of
           November 1, 1996, among IHOP Corp., IHOP Inc., and Mutual Life
           Insurance Company of New York and other purchasers. Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996, (the "1996 Form 10-K") is hereby incorporated by reference.
       4.3 $10,000,000 Letter Agreement among IHOP, Inc., IHOP Corp. and
           Continental Bank, N.A., dated as of June 30, 1993.
       4.4 First Amendment to Letter Agreement, dated as of December 31, 1994, among IHOP, Inc., IHOP Corp. and Bank of America Illinois (successor by merger to Continental Bank, N.A.).
       4.5 Second Amendment to Letter Agreement, dated as of March 11, 1996, among IHOP, Inc., IHOP Corp. and Bank of America Illinois.
       4.6 Third Amendment to Letter Agreement, dated as of September 3, 1996, among IHOP, Inc., IHOP Corp. and Bank of America Illinois. Exhibit
           4.6 to the 1996 Form 10-K is hereby incorporated by reference.
       4.7 Fourth Amendment to Letter Agreement, dated as of November 1, 1996, among IHOP, Inc., IHOP Corp. and Bank of America Illinois. Exhibit
           4.7 to the 1996 Form 10-K is hereby incorporated by reference.

       4.8  Senior Note Purchase Agreement, dated as of November 1, 1996, among
            IHOP, Inc., IHOP Corp. and Jackson National Life Insurance Company and other purchasers. Exhibit 4.8 to the 1996 Form 10-K is hereby incorporated by reference.
     *10.1  IHOP Corp. Executive Incentive Plan effective January 1, 1998.
     *10.2  IHOP Corp. 1991 Stock Incentive Plan as Amended and Restated
            February 23, 1994.
     *10.3  IHOP Corp. 1994 Stock Option Plan for Non-Employee Directors.
     *10.4  Employment Agreement between the Company and Rand Michael Ferris.
            Exhibit 10.6 to the 1996 Form 10-K is hereby incorporated by reference.
     *10.5  Employment Agreement between the Company and Susan Henderson-
            Hernandez. Exhibit 10.7 to the 1996 Form 10-K is hereby incorporated by reference.
     *10.6  Employment Agreement between the Company and Richard K. Herzer.
            Exhibit 10.8 to the 1996 Form 10-K is hereby incorporated by reference.
     *10.7  Employment Agreement between the Company and Dennis M. Leifheit.
            Exhibit 10.9 to the 1996 Form 10-K is hereby incorporated by reference.
     *10.8  Employment Agreement between the Company and Naomi K. Shively.
            Exhibit 10.10 to the 1996 Form 10-K is hereby incorporated by reference.
     *10.9  Employment Agreement between the Company and Frederick G. Silny.
            Exhibit 10.11 to the 1996 Form 10-K is hereby incorporated by reference.
     *10.10 Employment Agreement between the Company and Anna G. Ulvan. Exhibit
            10.12 to the 1996 Form 10-K is hereby incorporated by reference.
     *10.11 Employment Agreement between the Company and Mark D. Weisberger.
            Exhibit 10.13 to the 1996 Form 10-K is hereby incorporated by reference.
     *10.12 Employment Agreement between the Company and Richard C. Celio.
            Exhibit 10 to the Form 10-Q for the quarterly period ended March
            31, 1997, is hereby incorporated by reference.
     *10.13 Employment Agreement between the Company and John Jordan.
      10.14 Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc.
     *10.15 International House of Pancakes Employee Stock Ownership Plan as
            Amended and Restated as of July 12, 1991 ("the ESOP").
     *10.16 Amendment No. 1 to the ESOP.
     *10.17 Amendment No. 2 to the ESOP.
     *10.18 Amendment No. 3 to the ESOP. Exhibit 10 to the Form 10-Q for the quarterly period ended September 30, 1996, is hereby incorporated by reference.
     *10.19 Amendment No. 4 to the ESOP. Exhibit 10 to the Form 10-Q for the quarterly period ended September 30, 1997, is hereby incorporated by reference.
      11.0  Statement Regarding Computation of Per Share Earnings.
      21.0  Subsidiaries of the Company.
      23.0  Consent of Coopers & Lybrand, L.L.P.
      27.0  Financial Data Schedule.

*Management contracts or compensatory plans or arrangements are marked with an asterisk.

(b)No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)The exhibits described above in Item 14(a)(3) are incorporated herein by reference.

(d)Information regarding schedules described above in Item 14(a)(2) is incorporated herein by reference.

                         FINANCIAL INFORMATION SECTION

                          IHOP CORP. AND SUBSIDIARIES

                                                                            PAGE
                                                                            ----
Five-Year Financial Summary...............................................  F-2
Management's Discussion and Analysis of Financial Condition and Results of
 Operations...............................................................  F-3
Consolidated Balance Sheets...............................................  F-10
Consolidated Statements of Operations.....................................  F-11
Consolidated Statement of Shareholders' Equity............................  F-12
Consolidated Statements of Cash Flows.....................................  F-13
Notes to the Consolidated Financial Statements............................  F-14
Report of Independent Accountants.........................................  F-24

                          FIVE-YEAR FINANCIAL SUMMARY

                                       YEAR ENDED DECEMBER 31,
                             -----------------------------------------------
                               1997     1996     1995        1994     1993
                             -------- -------- --------    -------- --------
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Revenues
  Franchise operations...... $113,722 $102,368 $ 93,039    $ 83,868 $ 71,451
  Company operations........   61,839   53,677   43,001      40,732   47,557
  Other.....................   39,897   34,051   28,283      25,394   23,537
                             -------- -------- --------    -------- --------
    Total revenues..........  215,458  190,096  164,323     149,994  142,545
                             -------- -------- --------    -------- --------
Costs and expenses
  Franchise operations......   50,614   47,104   43,519      39,733   33,775
  Company operations........   58,001   50,852   41,621      37,507   43,791
  Field, corporate and
   administrative...........   29,437   26,052   22,193      21,967   21,004
  Depreciation and
   amortization.............   10,029    8,279    6,918       6,382    5,738
  Interest..................   14,649   11,691    8,873       6,805    5,641
  Other.....................   18,442   15,367   13,698      12,616   11,480
  Severance charges.........      --       --       800         --       --
  Nonrecurring charge.......      --       --       --          --     2,500
                             -------- -------- --------    -------- --------
    Total costs and
     expenses...............  181,172  159,345  137,622     125,010  123,929
                             -------- -------- --------    -------- --------
Income before income taxes.. $ 34,286 $ 30,751 $ 26,701(a) $ 24,984 $ 18,616(b)
                             -------- -------- --------    -------- --------
Net income.................. $ 20,914 $ 18,604 $ 16,154(a) $ 15,115 $ 10,733(b)
                             ======== ======== ========    ======== ========
Net income per share(c)
  Basic..................... $   2.18 $   1.97 $   1.73(a) $   1.65 $   1.19(b)
                             ======== ======== ========    ======== ========
  Diluted................... $   2.15 $   1.95 $   1.70(a) $   1.60 $   1.15(b)
                             ======== ======== ========    ======== ========
Weighted average shares
 outstanding(c)
  Basic.....................    9,596    9,444    9,319       9,159    9,043
                             ======== ======== ========    ======== ========
  Diluted...................    9,743    9,523    9,488       9,444    9,310
                             ======== ======== ========    ======== ========
BALANCE SHEET DATA (END OF
 PERIOD)
  Cash and cash equivalents. $  5,964 $  8,658 $  3,860    $  2,036 $  1,179
  Property and equipment,
   net......................  142,751  120,854   87,795      69,550   63,083
  Total assets..............  382,593  328,889  252,057     202,553  168,657
  Long-term debt............   54,950   58,564   30,584      34,855   36,981
  Capital lease obligations.  102,578   80,673   61,836      43,180   29,424
  Shareholders' equity(d)...  156,184  129,357  108,297      88,299   71,178

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

(c) Net income per share and weighted average shares outstanding for each of the four years ended December 31, 1996, have been restated in accordance with SFAS No. 128 (see Note 1 to the Consolidated Financial Statements).

(d) The Company has not paid any dividends on its common stock in the last five years and has no plans to do so in 1998. Any future determination to declare dividends will depend on the Company's earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

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

  Revenues from sales of franchises and equipment and their associated costs of sales are affected by the mix and number of restaurants franchised, as follows: (i) franchise rights with respect to restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, and such restaurants have little if any franchise cost of sales and have equipment in excess of $300,000 that is usually sold at a price that includes little or no profit margin; (ii) franchise rights with respect to restaurants developed by franchisees normally sell for a franchise fee of $50,000, and such restaurants have minor associated franchise cost of sales and do not include an equipment sale; and (iii) previously reacquired franchises normally sell for a franchise fee of $100,000 to $300,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings and the number of restaurants in the Company's "inventory" of restaurants that are available for refranchising.

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

RESULTS OF OPERATIONS

  The following table sets forth certain operating data for IHOP restaurants.

                                                  YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1997       1996       1995
                                                 --------   --------   --------
                                                   (DOLLARS IN THOUSANDS)
Restaurant Data
 Effective restaurants(a)
  Franchise.....................................      540        503        463
  Company.......................................       66         57         49
  Area license..................................      140        134        127
                                                 --------   --------   --------
    Total.......................................      746        694        639
                                                 ========   ========   ========
System-wide
 Sales(b)....................................... $903,140   $796,555   $714,910
  Percent increase..............................     13.4 %     11.4 %     13.2%
  Average sales per effective restaurant........ $  1,211   $  1,148   $  1,119
  Percent increase..............................      5.5 %      2.6 %      4.2%
  Comparable average sales per restaurant(c).... $  1,248   $  1,174   $  1,120
  Percent increase..............................      3.7 %      1.7 %      0.9%
Franchise Sales................................. $709,420   $622,969   $548,784
  Percent increase..............................     13.9 %     13.5 %     13.5%
  Average sales per effective restaurant........ $  1,314   $  1,239   $  1,185
  Percent increase..............................      6.1 %      4.6 %      3.4%
  Comparable average sales per restaurant(c).... $  1,292   $  1,207   $  1,159
  Percent increase..............................      4.0 %      1.7 %      0.9%
Company Sales................................... $ 61,839   $ 53,677   $ 43,001
  Percent increase..............................     15.2 %     24.8 %      5.6%
  Average sales per effective restaurant........ $    937   $    942   $    878
  Percent change................................     (0.5)%      7.3 %      3.4%
Area License Sales.............................. $131,881   $119,909   $123,125
  Percent change................................     10.0 %     (2.6)%     15.0%
  Average sales per effective restaurant........ $    942   $    895   $    969
  Percent change................................      5.3 %     (7.6)%      6.7%

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

  The following table summarizes the Company's restaurant development and franchising activity:

                                                   YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                   1997  1996  1995  1994  1993
                                                   ----  ----  ----  ----  ----
RESTAURANT DEVELOPMENT ACTIVITY(A)
IHOP--beginning of year........................... 729   678   620   572   530
  New openings
    IHOP-developed................................  45    45    40    30    38
    Investor program..............................  13    11    17    14    17
    Area license..................................   9     7     8    10     9
                                                   ---   ---   ---   ---   ---
  Total new openings..............................  67    63    65    54    64
                                                   ---   ---   ---   ---   ---
  Closings
    Company and franchise.........................  (9)  (10)   (7)   (5)  (17)
    Area license..................................  --    (2)   --    (1)   (5)
                                                   ---   ---   ---   ---   ---
IHOP--end of year................................. 787   729   678   620   572
                                                   ===   ===   ===   ===   ===
Summary--end of year
  IHOP
    Franchise..................................... 571   535   496   451   407
    Company.......................................  71    58    51    46    51
    Area license.................................. 145   136   131   123   114
                                                   ---   ---   ---   ---   ---
  Total IHOP...................................... 787   729   678   620   572
                                                   ===   ===   ===   ===   ===
RESTAURANT FRANCHISING ACTIVITY(A)
IHOP-developed....................................  45    41    36    32    30
Investor program..................................  13    11    17    14    17
Rehabilitated and refranchised....................   6     5     3    10    12
                                                   ---   ---   ---   ---   ---
  Total restaurants franchised....................  64    57    56    56    59
Reacquired by Company............................. (23)  (11)   (8)  (10)   (9)
Closed............................................  (5)   (7)   (3)   (2)  (13)
                                                   ---   ---   ---   ---   ---
  Net addition....................................  36    39    45    44    37
                                                   ===   ===   ===   ===   ===

--------
(a) The Company reports restaurants in Canada as franchise restaurants although the eleven restaurants are operated under an area license agreement.

  The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Certain forward-looking statements are contained in this annual report. They use such words as "may," "will," "expect," "believe," "plan," or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: availability, of suitable locations and terms of the sites designated for development; legislation and government regulation including the ability to obtain satisfactory regulatory approvals; conditions beyond the Company's control such as weather or natural disasters; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the International House of Pancakes brand and concept by guests and franchisees; the Company's overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

  System-wide retail sales for 1997 grew 13.4% over system-wide retail sales for 1996. This was due to increases of 7.5% in the number of effective restaurants and 5.5% in the revenues per effective restaurant. System-wide comparable average sales per restaurant (exclusive of area license restaurants) for 1997 grew by 3.7% over those in 1996. Management continues to pursue growth in sales through the Company's restaurant development program, its advertising and marketing efforts, improvements in customer service and operations, and the Company's remodeling program.

  Franchise operations revenues for 1997 grew 11.1% over franchise operations revenues for 1996. This was primarily due to increases in the number of effective franchised restaurants of 7.4% and in the revenues per effective franchised restaurant of 6.1%. Franchise operations costs and expenses for 1997 increased 7.5% over costs and expenses for 1996. As a result of franchise revenues increasing in excess of franchise expenses, franchise margin rose to 55.5% in 1997 from 54.0% in 1996. The margin increased primarily because of
(a) improved rent margin due, in part, to an increase in the number of IHOP-owned restaurants which do not have rent expense and (b) growth in interest-income associated with IHOP's financing of sales of franchises and equipment to its franchisees.

  Company-operated restaurant revenues in 1997 grew 15.2% over revenues for 1996. This was primarily due to an increase in the effective number of Company-operated restaurants of 15.8% mitigated by a decrease in the revenues per effective Company-operated restaurant of 0.5%. Company-operated restaurant costs and expenses for 1997 increased 14.1% from costs and expenses for 1996. Margin at Company-operated restaurants in 1997 was 6.2% compared to 5.3% in 1996. The improvement in margin was primarily due to operating reductions in food costs as a percentage of revenues.

  Other revenues in 1997 grew 17.2% over other revenues for 1996 primarily due to a 12.9% increase in sales of franchises and equipment augmented by an increase in interest income from direct financing leases of 30.4%. Sales of franchises and equipment in 1997 grew to $28,864,000 from $25,573,000 in the prior year. IHOP franchised 64 restaurants in 1997 compared with 57 in 1996. Other costs and expenses in 1997 increased 20.0% over 1996 primarily from the increase in franchise and equipment costs of sales to $15,986,000 from $14,334,000.

  Field, corporate and administrative costs and expenses in 1997 increased 13.0% over costs and expenses in 1996. The rise in expenses was primarily due to normal increases in salaries and wages and additions to headcount to support the Company's growth. Field, corporate and administrative expenses were 3.3% of system-wide sales in both 1997 and 1996.

  Depreciation and amortization expense in 1997 increased 21.1% over that of 1996 primarily reflecting the addition of new, larger restaurants and an increase in the number of Company-operated restaurants.

  Interest expense increased 25.3% in 1997 over that of 1996 primarily due to
(a) interest associated with additional capital lease obligations and (b) increased debt levels due to the private placement of $35 million in senior notes in November 1996 (see Note 5 to the Consolidated Financial Statements).

  Provision for income taxes was 39.0% and 39.5% of income before income taxes in 1997 and 1996, respectively.

  The balance of long-term receivables at December 31, 1997, has increased over that of the prior year end primarily due to IHOP's financing activities associated with the sale of franchises and equipment and the leasing of restaurants to its franchisees.

  Balances of property and equipment, net and capital lease obligations and other at December 31, 1997, have increased over those of the prior year end primarily due to new restaurant development and the Company's capital lease obligations associated with that development.

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

  System-wide comparable average sales per restaurant (exclusive of area license restaurants) for 1996 grew by 1.7% over those in 1995. Comparable average sales in the restaurant industry remained weak during 1996, however, IHOP's performance in this area has been, in general, stronger than that of our competitors. Management continues to pursue growth in sales through the Company's restaurant development program, its advertising and marketing efforts, improvements in customer service and operations, and the Company's remodeling program.

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

  The balance of long-term receivables at December 31, 1996, has increased over that of the prior year end primarily due to IHOP's financing activities associated with the sale of franchises and equipment and the leasing of restaurants to its franchisees.

  Balances of property and equipment, net and capital lease obligations and other at December 31, 1996, have increased over those of the prior year end primarily due to new restaurant development and the Company's capital lease obligations associated with that development.

LIQUIDITY AND CAPITAL RESOURCES

  The Company invests available funds into its business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older Company-operated restaurants.

  In 1997, IHOP and its franchisees and area licensees developed and opened 67 IHOP restaurants. Of these, the Company developed and opened 45 restaurants. Capital expenditures in 1997, which included IHOP's portion of the above development program, were $59.7 million. Funds for this investment primarily came from operations, $41.6 million, and sale and leaseback arrangements of restaurant land and buildings, $18.0 million. The Company also incurred capital lease obligations of $22.8 million, a portion of which was due to the sale and leaseback transactions, and all of which was related to the acquisition of restaurant buildings.

  In 1998, IHOP and its franchisees and area licensees plan to develop and open approximately 70 to 85 restaurants. Included in that number are the development of 50 to 60 new restaurants by the Company and the development of 20 to 25 restaurants by IHOP franchisees and area licensees. Capital expenditure projections for 1998, which include IHOP's portion of the above development program, are approximately $60 to $75 million. In November 1998, the third annual installment of $4.6 million in principal becomes due on the Company's senior notes due 2002. The Company expects that funds from operations, sale and leaseback arrangements (estimated to be about $35 million) and its revolving line of credit will be sufficient to cover its operating requirements, its budgeted capital expenditures and its principal repayment on its senior notes in 1998. At December 31, 1997, $20 million was available to be borrowed under the Company's unsecured bank revolving credit agreement.

YEAR 2000 COMPLIANCE

  The Year 2000 issue is a result of computer programs being written using two digits, e.g. "98," to define a year. Date-sensitive software may recognize the year "00" as the year 1900 rather than the year 2000. This would result in errors and miscalculations or even system failure causing disruptions in everyday business activities and transactions. Software is termed "Year 2000 compliant" when it is capable of performing transactions correctly in the year 2000.

  Based on a recent assessment of the Company's computer systems software, it has been determined that more than 90% of the Company's hardware and software systems are either currently Year 2000 compliant or have an existing upgrade available from the software vendor that is Year 2000 compliant. Included in the more than 60% of the Company's systems that are now Year 2000 compliant are the Company's financial systems for accounting and payroll and its point of sale (POS) systems in its restaurants. All systems that are not currently Year 2000 compliant will either be upgraded to be Year 2000 compliant or replaced with alternative systems that are Year 2000 compliant over the next eighteen months.

  While achieving Year 2000 compliance will be a major task, it is not expected to have a material impact on the Company's financial condition or results of operations.

NEW ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income components which under generally accepted accounting principles (GAAP) bypass the income statement and are reported in the balance sheet as a separate component of equity. For the three years ended December 31, 1997, the Company had no other comprehensive income components as defined in SFAS No. 130. SFAS No. 130 does not apply to an enterprise that has no items of other comprehensive income in any of the periods presented.

  In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which changes current practice and establishes a new framework, referred to as the "management" approach, on which to base segment reporting. The management approach requires that management identify the "operating segments" based on the way that management disaggregates the entity for internal operating decisions. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and is not required for interim statements in the first year of adoption. Management believes that the adoption of this new standard will not have any material impact on the Company's financial position or results of operations.

                          IHOP CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                           ASSETS
                           ------
Current assets
  Cash and cash equivalents.................................. $  5,964 $  8,658
  Receivables................................................   30,490   29,324
  Reacquired franchises and equipment held for sale, net.....    2,321    1,474
  Inventories................................................    1,378    1,180
  Prepaid expenses...........................................      629      676
                                                              -------- --------
    Total current assets.....................................   40,782   41,312
                                                              -------- --------
Long-term receivables........................................  171,967  143,338
Property and equipment, net..................................  142,751  120,854
Reacquired franchises and equipment held for sale, net.......   13,151    8,352
Excess of costs over net assets acquired, net................   12,481   12,908
Other assets.................................................    1,461    2,125
                                                              -------- --------
    Total assets............................................. $382,593 $328,889
                                                              ======== ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Current liabilities
  Current maturities of long-term debt....................... $  4,973 $  4,731
  Accounts payable...........................................   20,626   17,474
  Accrued employee compensation and benefits.................    4,595    2,674
  Other accrued expenses.....................................    4,602    5,024
  Deferred income taxes......................................    3,468    4,311
  Capital lease obligations..................................    1,062      870
                                                              -------- --------
    Total current liabilities................................   39,326   35,084
                                                              -------- --------
Long-term debt...............................................   54,950   58,564
Deferred income taxes........................................   28,862   25,061
Capital lease obligations and other..........................  103,271   80,823
Shareholders' equity
  Preferred stock, $1 par value, 10,000,000 shares
   authorized; issued and outstanding: 1997 and 1996, no
   shares....................................................      --       --
  Common stock, $.01 par value, 40,000,000 shares authorized;
   shares issued and outstanding: 1997, 9,709,261 shares (net
   of 1,539 treasury shares); 1996, 9,467,294 shares.........       97       95
  Additional paid-in capital.................................   54,629   48,768
  Retained earnings..........................................  100,158   79,244
  Contribution to ESOP.......................................    1,300    1,250
                                                              -------- --------
    Total shareholders' equity...............................  156,184  129,357
                                                              -------- --------
    Total liabilities and shareholders' equity............... $382,593 $328,889
                                                              ======== ========

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
Revenues
  Franchise operations rent......................... $ 33,692 $ 29,642 $ 27,986
  Service fees and other............................   80,030   72,726   65,053
                                                     -------- -------- --------
                                                      113,722  102,368   93,039
  Company operations................................   61,839   53,677   43,001
  Other.............................................   39,897   34,051   28,283
                                                     -------- -------- --------
    Total revenues..................................  215,458  190,096  164,323
                                                     -------- -------- --------
Costs and Expenses
  Franchise operations rent.........................   17,784   16,301   15,165
  Other direct costs................................   32,830   30,803   28,354
                                                     -------- -------- --------
                                                       50,614   47,104   43,519
  Company operations................................   58,001   50,852   41,621
  Field, corporate and administrative...............   29,437   26,052   22,193
  Depreciation and amortization.....................   10,029    8,279    6,918
  Interest..........................................   14,649   11,691    8,873
  Other.............................................   18,442   15,367   13,698
  Severance charges.................................      --       --       800
                                                     -------- -------- --------
    Total costs and expenses........................  181,172  159,345  137,622
                                                     -------- -------- --------
Income before income taxes..........................   34,286   30,751   26,701
Provision for income taxes..........................   13,372   12,147   10,547
                                                     -------- -------- --------
    Net income...................................... $ 20,914 $ 18,604 $ 16,154
                                                     ======== ======== ========
Net Income Per Share
  Basic............................................. $   2.18 $   1.97 $   1.73
                                                     ======== ======== ========
  Diluted........................................... $   2.15 $   1.95 $   1.70
                                                     ======== ======== ========
Weighted Average Shares Outstanding
  Basic.............................................    9,596    9,444    9,319
                                                     ======== ======== ========
  Diluted...........................................    9,743    9,523    9,488
                                                     ======== ======== ========

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           COMMON STOCK    ADDITIONAL
                         -----------------  PAID-IN   RETAINED CONTRIBUTION
                          SHARES    AMOUNT  CAPITAL   EARNINGS   TO ESOP     TOTAL
                         ---------  ------ ---------- -------- ------------ --------
Balance, December 31,
 1994................... 9,183,327   $92    $42,621   $ 44,486    $1,100    $ 88,299
                         ---------   ---    -------   --------    ------    --------
Issuance of shares to
 ESOP...................    39,461    --      1,100        --     (1,100)        --
Issuance of shares
 pursuant to stock
 plans..................   152,727     2      2,981        --        --        2,983
Unearned compensation--
 restricted stock.......       --     --       (339)       --        --         (339)
Contribution to ESOP....       --     --        --         --      1,200       1,200
Net income..............       --     --        --      16,154       --       16,154
                         ---------   ---    -------   --------    ------    --------
Balance, December 31,
 1995................... 9,375,515    94     46,363     60,640     1,200     108,297
                         ---------   ---    -------   --------    ------    --------
Issuance of shares to
 ESOP...................    44,445    --      1,200        --     (1,200)        --
Issuance of shares
 pursuant to
 stock plans............    47,334     1      1,092        --        --        1,093
Unearned compensation--
 restricted stock.......       --     --        113        --        --          113
Contribution to ESOP....       --     --        --         --      1,250       1,250
Net Income..............       --     --        --      18,604       --       18,604
                         ---------   ---    -------   --------    ------    --------
Balance, December 31,
 1996                    9,467,294    95     48,768     79,244     1,250     129,357
                         ---------   ---    -------   --------    ------    --------
Issuance of shares to
 ESOP...................    46,083     1      1,249        --     (1,250)        --
Issuance of shares
 pursuant to
 stock plans............   197,423     1      4,719        --                  4,720
Unearned compensation--
 restricted stock.......       --     --        (68)       --        --          (68)
Acquisition of treasury
 shares.................    (1,539)   --        (39)       --        --          (39)
Contribution to ESOP....       --     --        --         --      1,300       1,300
Net income..............       --     --        --      20,914       --       20,914
                         ---------   ---    -------   --------    ------    --------
Balance, December 31,
 1997                    9,709,261   $97    $54,629   $100,158    $1,300    $156,184
                         =========   ===    =======   ========    ======    ========

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       YEAR ENDED DECEMBER 31,
                                                      ---------------------------
                                                        1997      1996     1995
                                                      --------  --------  -------
Cash flows from operating activities:
 Net income.......................................... $ 20,914  $ 18,604  $16,154
 Adjustments to reconcile net income to cash provided
  by operating activities
  Depreciation and amortization......................   10,029     8,279    6,918
  Deferred taxes.....................................    2,958     4,441    5,790
  Contribution to ESOP...............................    1,300     1,250    1,200
  Change in current assets and liabilities:
   Accounts receivable...............................      648    (6,250)  (3,860)
   Inventories.......................................     (198)     (388)      25
   Prepaid expenses..................................       47      (443)     435
   Accounts payable..................................    3,152     1,495    5,246
   Accrued employee compensation and benefits........    1,921     1,112     (759)
   Other accrued expenses............................     (422)    1,697      477
  Other, net.........................................    1,226     1,804     (302)
                                                      --------  --------  -------
    Cash provided by operating activities............   41,575    31,601   31,324
                                                      --------  --------  -------
Cash flows from investing activities:
 Additions to property and equipment.................  (59,687)  (57,159) (42,024)
 Proceeds from sale and leaseback arrangements.......   17,995     7,593   12,792
 Additions to notes, equipment contracts and
  direct financing leases receivable................. (10,209)  (11,427)  (8,610)
 Principal receipts from notes, equipment contracts
 and direct financing  leases receivable.............    8,562     7,019    6,718
 Additions to reacquired franchises held for sale....   (1,917)     (339)    (926)
                                                      --------  --------  -------
    Cash used by investing activities................  (45,256)  (54,313) (32,050)
                                                      --------  --------  -------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt............    1,440    34,514    7,700
 Repayment of long-term debt.........................   (4,631)   (7,478)  (7,300)
 Principal payments on capital lease obligations.....     (487)     (419)    (492)
 Exercise of stock options...........................    4,665       893    2,642
                                                      --------  --------  -------
    Cash provided by financing activities............      987    27,510    2,550
                                                      --------  --------  -------
Net change in cash and cash equivalents..............   (2,694)    4,798    1,824
Cash and cash equivalents at beginning of period.....    8,658     3,860    2,036
                                                      --------  --------  -------
    Cash and cash equivalents at end of period....... $  5,964  $  8,658  $ 3,860
                                                      ========  ========  =======
Supplemental disclosures:
 Interest paid, net of capitalized amounts........... $ 14,478  $ 11,300  $ 8,953
 Income taxes paid...................................   10,680     7,588    4,177
 Capital lease obligations incurred..................   22,778    19,786   19,423

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Operations

  IHOP Corp. and its subsidiaries ("IHOP" or the "Company") engage exclusively in the food-service industry, primarily in the United States, wherein IHOP franchises and operates restaurants. IHOP grants credit to its franchisees and licensees, all of whom are in the restaurant business. In the majority of its franchised operations, IHOP has developed restaurants on sites that it either owns or controls through leases. IHOP then leases or subleases the restaurants to its franchisees. Additionally, IHOP finances up to 80% of the initial franchise fee, leases restaurant equipment and fixtures to its franchisees, and sells proprietary products to its franchisees and licensees.

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

 Fiscal Periods

  IHOP's fiscal year ends on the Sunday nearest to December 31 of each year. For convenience, the Company reports all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The fiscal years ended December 31, 1997, 1996 and 1995, are comprised of 52 weeks (364 days).

 Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 Property and Equipment

  Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives as follows:

     CATEGORY                                          DEPRECIABLE LIFE
     --------                                          ----------------
     Buildings and improvements............... Shorter of lease term or 25 years
     Leaseholds and improvements.............. 3-25 years
     Equipment and fixtures................... 3-10 years
     Properties under capital lease........... Primary lease term

                          IHOP CORP. AND SUBSIDIARIES

  Leaseholds and improvements are amortized over a period not exceeding the term of the lease.

  Impairment losses to long-lived assets are recognized when the carrying amount of the asset exceeds the estimated fair value of the asset in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

 Excess of Costs Over Net Assets Acquired

  The excess of costs over net assets acquired is amortized utilizing the straight-line method over forty years. Accumulated amortization at December 31, 1997 and 1996, was $4,606,000 and $4,179,000, respectively.

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

 Advertising

  Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995, was $22,748,000, $20,450,000 and
$18,018,000, respectively.

 Income Taxes

  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted marginal tax rates and laws that will be in effect when the differences are expected to reverse.

 Net Income Per Share

  In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the previous computational guidelines under Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share." Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS.

  Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of

                          IHOP CORP. AND SUBSIDIARIES

common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options using the treasury stock method. Net income per share and weighted average shares outstanding for all prior periods have been restated in accordance with SFAS No. 128.

 New Accounting Standards

  In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income components which under GAAP bypass the income statement and are reported in the balance sheet as a separate component of equity. For the three years ended December 31, 1997, the Company had no other comprehensive income components as defined in SFAS No. 130. SFAS No. 130 does not apply to an enterprise that has no items of other comprehensive income in any of the periods presented.

  In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which changes current practice and establishes a new framework, referred to as the "management" approach, on which to base segment reporting. The management approach requires that management identify the "operating segments" based on the way that management disaggregates the entity for internal operating decisions. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and is not required for interim statements in the first year of adoption. Management believes that the adoption of this new standard will not have any material impact on the Company's financial position or results of operations.

 Reclassification

  Certain reclassifications have been made to prior year information to conform to the current year presentation.

2. RECEIVABLES

                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
   Accounts receivable....................................... $ 20,881 $ 21,372
   Notes receivable..........................................   34,347   31,924
   Equipment contracts receivable............................   63,714   53,580
   Direct financing leases receivable........................   84,117   66,231
                                                              -------- --------
                                                               203,059  173,107
   Less allowance for doubtful accounts......................      602      445
                                                              -------- --------
                                                               202,457  172,662
   Less current portion......................................   30,490   29,324
                                                              -------- --------
   Long-term receivables..................................... $171,967 $143,338
                                                              ======== ========

  Notes receivable include franchise fee notes due in five to eight years in the amount of $32,022,000 and $29,595,000 at December 31, 1997 and 1996,
respectively. Franchise fee notes are due in equal weekly installments, primarily bear interest at 12.0% and are secured by the franchise. The term of an equipment contract coincides with the term of the corresponding restaurant building direct financing lease. Equipment contracts are due in equal weekly installments, primarily bear interest at 11.0% and are secured by the equipment. Where applicable, franchise fee notes, equipment contracts and direct financing leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

                          IHOP CORP. AND SUBSIDIARIES


3. PROPERTY AND EQUIPMENT, AT COST

                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
   Land...................................................... $ 17,051 $ 17,512
   Buildings and improvements................................   33,603   32,529
   Leaseholds and improvements...............................   79,025   66,295
   Equipment and fixtures....................................   11,853   10,776
   Construction in progress..................................   13,650    3,598
   Properties under capital lease............................   19,174   15,009
                                                              -------- --------
                                                               174,356  145,719
   Less accumulated depreciation and amortization............   31,605   24,865
                                                              -------- --------
   Property and equipment, net............................... $142,751 $120,854
                                                              ======== ========

  Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease in the amount of $2,326,000 and $1,740,000 at December 31, 1997 and 1996, respectively.

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

                                                                  1997    1996
                                                                 ------- ------
                                                                 (IN THOUSANDS)
   Franchises................................................... $ 8,596 $5,484
   Equipment....................................................  10,436  6,777
                                                                 ------- ------
                                                                  19,032 12,261
   Less amortization............................................   3,560  2,435
                                                                 ------- ------
                                                                  15,472  9,826
   Less current portion.........................................   2,321  1,474
                                                                 ------- ------
   Long-term reacquired franchises and equipment held for sale, net......................................................... $13,151 $8,352
                                                                 ======= ======

5. DEBT

  Debt consists of the following:

                                                                1997    1996
                                                               ------- -------
                                                               (IN THOUSANDS)
   Senior notes due November 2008, payable in equal annual
    installments commencing November 2000, interest at 7.42%.  $35,000 $35,000
   Senior notes due November 2002, payable in equal annual
    installments commencing November 1996, interest at 7.79%.   22,858  27,429
   Other.....................................................    2,065     866
                                                               ------- -------
   Total debt................................................   59,923  63,295
   Less current maturities...................................    4,973   4,731
                                                               ------- -------
   Long-term debt............................................  $54,950 $58,564
                                                               ======= =======

                          IHOP CORP. AND SUBSIDIARIES

  In November 1996, IHOP completed a private placement of $35 million of unsecured senior notes due November 2008. The notes have a fixed interest rate of 7.42% with annual principal payments of $3,889,000 commencing November 2000. Proceeds from the sale of the senior notes were used, in part, to repay $17.6 million outstanding under the Company's revolving credit agreement with its bank, to pay $4.7 million in principal and accrued interest for the senior notes due 2002, to fund capital expenditures for new restaurants and for general corporate purposes. The senior notes due November 2002 are also unsecured.

  The Company has an unsecured $20 million revolving credit agreement with its bank that was amended in June 1997 to extend the maturity date to June 2000. Borrowings under the agreement bear interest at the bank's reference rate (prime) or, at the Company's option, at the bank's quoted rate or at a Eurodollar rate. A commitment fee of 0.375% per annum is payable on unborrowed funds available under the agreement. There were no borrowings outstanding under this agreement at December 31, 1997 and 1996. The largest amount outstanding under the agreement during 1997 was $600,000.

  The senior note agreements and the bank revolving credit agreement contain certain restrictions and conditions, the most restrictive of which limit dividends and investments. At December 31, 1997, approximately $42 million of retained earnings was free of restriction as to distribution as dividends.

  The prime rate was 8.5% at December 31, 1997, and 8.25% at December 31,
1996.

  The Company's long-term debt maturities are as follows: 1998--$4,973,000; 1999--$5,344,000; 2000--$8,826,000; 2001--$8,784,000; 2002--$8,663,000; and
thereafter--$23,333,000.

6. LEASES

  The Company leases the majority of its restaurants with the exception of those where a franchisee enters into a lease directly with a landlord and those associated with area license agreements. The restaurants are subleased to franchisees or operated by IHOP. These noncancelable leases and subleases consist primarily of land and buildings and improvements.

  Net investment in direct financing leases receivable is as follows:

                                                                 1997     1996
                                                               -------- --------
                                                                (IN THOUSANDS)
   Total minimum rents receivable............................. $282,732 $224,554
   Less unearned income.......................................  198,615  158,323
                                                               -------- --------
   Net investment in direct financing leases receivable.......   84,117   66,231
   Less current portion.......................................      693      615
                                                               -------- --------
   Long-term direct financing leases receivable............... $ 83,424 $ 65,616
                                                               ======== ========

  Contingent rental income for the years ended December 31, 1997, 1996 and 1995, was $14,812,000, $13,901,000 and $14,332,000, respectively.

                          IHOP CORP. AND SUBSIDIARIES


  Minimum future lease payments on noncancelable leases at December 31, 1997, are as follows:

                                                 CAPITAL LEASES OPERATING LEASES
                                                 -------------- ----------------
                                                         (IN THOUSANDS)
   1998.........................................    $ 12,399        $ 18,632
   1999.........................................      12,492          17,591
   2000.........................................      12,617          16,839
   2001.........................................      12,730          14,901
   2002.........................................      12,880          13,762
   Thereafter...................................     221,467         164,129
                                                    --------        --------
   Total minimum lease payments.................     284,585        $245,854
                                                                    ========
   Less interest................................     180,945
                                                    --------
   Capital lease obligations....................     103,640
   Less current portion.........................       1,062
                                                    --------
   Long-term capital lease obligations..........    $102,578
                                                    ========

  The minimum future lease payments shown above have not been reduced by the future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 1997, as follows:

                                                    DIRECT
                                               FINANCING LEASES OPERATING LEASES
                                               ---------------- ----------------
                                                        (IN THOUSANDS)
   1998.......................................     $ 11,976         $ 21,252
   1999.......................................       12,015           20,615
   2000.......................................       12,136           20,078
   2001.......................................       12,225           19,311
   2002.......................................       12,364           19,049
   Thereafter.................................      222,016          286,395
                                                   --------         --------
   Total minimum rents receivable.............     $282,732         $386,700
                                                   ========         ========

  IHOP has noncancelable leases, expiring at various dates through 2048, that require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the Company's lease obligation at rents that include IHOP's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 1997, 1996 and 1995, was $3,385,000, $3,161,000 and $3,391,000, respectively.
Minimum rent expense for all noncancelable operating leases for the years ended December 31, 1997, 1996 and 1995, was $19,137,000, $17,557,000 and
$15,464,000, respectively.

7. SHAREHOLDERS' EQUITY

  The Stock Incentive Plan (the "Plan" ) was adopted in 1991 and amended and restated in 1994 to authorize the issuance of up to 1,380,000 shares of common stock pursuant to options, restricted stock, and other long-term stock-based incentives to officers and key employees of the Company. The Company will be requesting approval from the Company's shareholders at the 1998 Annual Meeting of Shareholders (scheduled for May 12, 1998) to ratify an amendment to the Plan increasing the number of shares available for issuance thereunder from 1,380,000 to 1,880,000. Except for substitute stock options which were issued in 1991 pursuant to the cancellation of a stock appreciation rights plan, no option can be granted at an option price of less than 100% of fair market value at the date of grant. Exercisability of options is determined at, or after, the date of grant by the

                          IHOP CORP. AND SUBSIDIARIES

administrator of the plan. Options granted under the Plan through December 31, 1997, become exercisable 1/3 after one year, 2/3 after two years and 100% after three years or immediately upon change in control of the Company, as defined by the Plan, except for the substitute stock options which were immediately exercisable.

  The Stock Option Plan for Non-Employee Directors (the "Directors Plan" ) was adopted in 1994 to authorize the issuance of up to 200,000 shares of common stock pursuant to options to non-employee members of the Company's Board of Directors. Options are to be granted at an option price equal to 100% of the fair market value of the stock on the date of grant. Options granted pursuant to the Directors Plan vest and become exercisable 1/3 after one year, 2/3 after two years and 100% after three years. Options for the purchase of shares are granted to each non-employee Director under the Directors Plan as follows:
(a) 7,500 on February 23, 1995, or on the Director's election to the Board of Directors if he or she was not a Director on such date, and (b) 2,500 biennially in conjunction with the Company's Annual Meeting of Shareholders for that year.

  The following summarizes stock option activity in IHOP's stock option plans for the years ended December 31, 1997, 1996 and 1995:

                                                                WEIGHTED AVERAGE
   SHARES UNDER OPTION                                 SHARES    EXERCISE PRICE
   -------------------                                --------  ----------------
   Outstanding at December 31, 1994..................  749,540       $18.68
   Granted...........................................  298,000        26.58
   Exercised......................................... (139,697)       12.86
   Terminated........................................  (31,935)       27.77
                                                      --------
   Outstanding at December 31, 1995..................  875,908        22.24
   Granted...........................................  170,500        27.71
   Exercised.........................................  (47,334)       12.55
   Terminated........................................  (50,129)       27.83
                                                      --------
   Outstanding at December 31, 1996..................  948,945        23.33
   Granted...........................................  214,000        27.16
   Exercised......................................... (186,427)       21.03
   Terminated........................................  (43,275)       27.03
                                                      --------
   Outstanding at December 31, 1997..................  933,243       $24.45
                                                      ========       ======
   Exercisable at December 31, 1997..................  551,546       $22.60
                                                      ========       ======

  At December 31, 1997, the 933,243 outstanding shares under option have a range of exercise prices from $7.14 to $35.88 and a weighted average contractual life of 7.0 years.

  There were 9,456 and 13,030 shares of restricted stock awarded in 1997 and 1995, respectively. No shares of restricted stock were awarded in 1996. At December 31, 1997, there were 13,799 shares of restricted stock outstanding.

                          IHOP CORP. AND SUBSIDIARIES


  IHOP has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1995, 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          1997    1996    1995
                                                         ------- ------- -------
                                                          (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
   Net earnings, as reported............................ $20,914 $18,604 $16,154
   Net earnings, pro forma..............................  19,956  17,930  15,768
   Earnings per share--diluted, as reported.............    2.15    1.95    1.70
   Earnings per share--diluted, pro forma...............    2.05    1.86    1.66
   Weighted average fair value of options granted.......   27.16   27.71   26.58

  The fair value of each option grant issued in 1997, 1996 and 1995 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       1997     1996     1995
                                                      -------  -------  -------
   Risk free interest rate...........................    6.25%    7.22%    7.22%
   Expected volatility...............................    37.0%    37.0%    37.0%
   Dividend yield....................................     --       --       --
   Weighted average expected life.................... 3 years  3 years  3 years

8. OTHER REVENUES

  Other revenues include sales of franchises and equipment in the amount of $28,864,000, $25,573,000, and $22,202,000, for the years ended December 31,
1997, 1996 and 1995, respectively.

9. SEVERANCE CHARGES

  In the first quarter of 1995, the Company recognized severance charges of $800,000 associated with a realignment of responsibilities in its restaurant operations, restaurant development and purchasing functions. The effect of the charges was $484,000, net of income tax benefit, or $.05 per share.

10. INCOME TAXES

                                                          1997    1996    1995
                                                         ------- ------- -------
                                                             (IN THOUSANDS)
   Provision for income taxes
     Current
       Federal.......................................... $ 8,805 $ 6,368 $ 3,832
       State and foreign................................   1,608   1,338     925
                                                         ------- ------- -------
                                                          10,413   7,706   4,757
                                                         ------- ------- -------
     Deferred
       Federal..........................................   2,022   3,383   4,997
       State............................................     937   1,058     793
                                                         ------- ------- -------
                                                           2,959   4,441   5,790
                                                         ------- ------- -------
   Provision for income taxes........................... $13,372 $12,147 $10,547
                                                         ======= ======= =======

                          IHOP CORP. AND SUBSIDIARIES

  The provision for income taxes differs from the expected federal income tax rates as follows:

                                                              1997  1996  1995
                                                              ----  ----  ----
   Statutory federal income tax rate......................... 35.0% 35.0% 35.0%
   State and foreign income taxes, net of federal tax
    benefit..................................................  4.0   4.2   4.2
   Other, net................................................  --    0.3   0.3
                                                              ----  ----  ----
   Effective tax rate........................................ 39.0% 39.5% 39.5%
                                                              ====  ====  ====

  Deferred tax liabilities (assets) consist of the following:

                                                               1997     1996
                                                              -------  -------
                                                              (IN THOUSANDS)
   Franchise and equipment sales, including differences in
    capitalization and revenue recognition................... $39,558  $34,375
   Property and equipment, including differences in
    capitalization and depreciation and amortization.........   8,025    8,037
   Reacquired franchises and equipment held for resale,
    including differences in capitalization and depreciation
    and amortization.........................................  (6,148)  (7,083)
   Direct financing leases and capital lease obligations,
    including differences in capitalization and application
    of cash receipts and disbursements.......................  (8,067)  (6,315)
   Federal tax benefit of net deferred state tax liability...  (1,766)  (1,516)
   Other net liabilities.....................................     728    1,874
                                                              -------  -------
   Deferred tax liabilities.................................. $32,330  $29,372
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

  The cost of the ESOP is borne by the Company through contributions determined by the Board of Directors in accordance with the ESOP provisions and Internal Revenue Service regulations. The contributions to the plan for the years ended December 31, 1997, 1996 and 1995, were $1,300,000, $1,250,000, and $1,200,000, respectively. The contribution for the year ended December 31, 1997, will be made in shares of the Company's common stock.

  Shares of stock acquired by the ESOP are allocated to each eligible employee and held by the ESOP. Upon the employee's termination after vesting, or in certain other limited circumstances, the employee's shares are distributed to the employee according to his or her direction.

12. COMMITMENTS AND CONTINGENCIES

  The Company is subject to various claims and legal actions that have arisen in the ordinary course of business. The Company believes such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.

                          IHOP CORP. AND SUBSIDIARIES


13. FAIR VALUE OF FINANCIAL INSTRUMENTS

  IHOP does not hold or issue financial instruments for trading purposes nor is it a party to derivative transactions, interest rate swaps or other transactions commonly utilized to manage interest rate or foreign currency risk.

  The estimated fair values of all cash and cash equivalents, notes receivable and equipment contracts receivable as of December 31, 1997 and 1996, approximated their carrying amounts in the Consolidated Balance Sheets as of those dates. The estimated fair values of notes receivable and equipment contracts receivable are based on current interest rates offered for similar loans in the Company's present lending activities.

  The estimated fair values of long-term debt are based on current rates available to IHOP for similar debt of the same remaining maturities. The carrying values of long-term debt at December 31, 1997 and 1996, were $54,950,000 and $58,564,000, respectively; and the fair values at those dates were $57,657,000 and $58,876,000, respectively.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        NET INCOME  NET INCOME
                                                        PER SHARE - PER SHARE -
                       REVENUES GROSS PROFIT NET INCOME  BASIC (A)  DILUTED (A)
                       -------- ------------ ---------- ----------- -----------
                       (IN THOUSANDS, EXCEPT PER SHARE
                                   AMOUNTS)
   1997
   1st Quarter........ $46,441    $16,379      $3,550      $.37        $.37
   2nd Quarter........  51,574     19,192       5,038       .53         .52
   3rd Quarter........  56,312     20,536       5,733       .59         .58
   4th Quarter........  61,131     22,265       6,593       .68         .67
   1996
   1st Quarter........ $40,292    $14,414      $3,062      $.32        $.32
   2nd Quarter........  44,465     16,159       4,369       .46         .46
   3rd Quarter........  51,569     18,495       5,389       .57         .56
   4th Quarter........  53,770     19,426       5,784       .61         .61

--------
(a) The quarterly amounts may not add to the full year amount due to rounding.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors
IHOP Corp.

  We have audited the accompanying consolidated balance sheets of IHOP Corp. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHOP Corp. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

  Coopers & Lybrand L.L.P.

Los Angeles, California
February 13, 1998

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 1998.

                                          IHOP CORP.

                                                /s/  Richard K. Herzer
                                          By: _________________________________
                                                     Richard K. Herzer
                                              Chairman of the Board, President
                                                and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on this 18th day of March, 1998.

             SIGNATURES                          TITLE
             ----------                          -----
    /s/  Richard K. Herzer           Chairman of the Board,
____________________________________  President and Chief
         Richard K. Herzer            Executive Officer
                                      (Principal Executive
                                      Officer)

    /s/  Frederick G. Silny          Vice President--Finance and
____________________________________  Treasurer (Principal
         Frederick G. Silny           Financial Officer)

      /s/  Gene A. Scott             Controller (Principal
____________________________________  Accounting Officer)
           Gene A. Scott

  /s/  H. Frederick Christie         Director
____________________________________
       H. Frederick Christie

     /s/  Frank Edelstein            Director
____________________________________
          Frank Edelstein

    /s/  Michael S. Gordon           Director
____________________________________
         Michael S. Gordon

     /s/  Neven C. Hulsey            Director
____________________________________
          Neven C. Hulsey

      /s/  Larry Alan Kay            Director
____________________________________
           Larry Alan Kay

    /s/  Dennis M. Leifheit          Executive Vice President--
____________________________________  Operations, Chief Operating
         Dennis M. Leifheit           Officer and Director

    /s/  Caroline W. Nahas           Director
____________________________________
         Caroline W. Nahas

     /s/  Patrick W. Rose            Director
____________________________________
          Patrick W. Rose

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                    DOCUMENT DESCRIPTION                        PAGE
 -------                   --------------------                    ------------
   3.1   Restated Certificate of Incorporation of IHOP Corp.
   3.2   Bylaws of IHOP Corp.
   4.1   Senior Note Purchase Agreement, dated as of November
         19, 1992, among IHOP Corp., International House of
         Pancakes, Inc. ("IHOP, Inc.") and Mutual Life Insurance
         Company of New York and other purchasers.
   4.2   First Amendment to Senior Note Purchase Agreement,
         dated as of November 1, 1996, among IHOP Corp., IHOP
         Inc., and Mutual Life Insurance Company of New York and
         other purchasers. Exhibit 4.2 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December
         31, 1996, (the "1996 Form 10-K") is hereby incorporated
         by reference.
   4.3   $10,000,000 Letter Agreement among IHOP, Inc., IHOP
         Corp. and Continental Bank, N.A., dated as of June 30,
         1993.
   4.4   First Amendment to Letter Agreement, dated as of
         December 31, 1994, among IHOP, Inc., IHOP Corp. and
         Bank of America Illinois (successor by merger to
         Continental Bank, N.A.).
   4.5   Second Amendment to Letter Agreement, dated as of March
         11, 1996, among IHOP, Inc., IHOP Corp. and Bank of
         America Illinois.
   4.6   Third Amendment to Letter Agreement, dated as of
         September 3, 1996, among IHOP, Inc., IHOP Corp. and
         Bank of America Illinois. Exhibit 4.6 to the 1996 Form
         10-K is hereby incorporated by reference.
   4.7   Fourth Amendment to Letter Agreement, dated as of
         November 1, 1996, among IHOP, Inc., IHOP Corp. and Bank
         of America Illinois. Exhibit 4.7 to the 1996 Form 10-K
         is hereby incorporated by reference.
   4.8   Senior Note Purchase Agreement, dated as of November 1,
         1996, among IHOP, Inc., IHOP Corp. and Jackson National
         Life Insurance Company and other purchasers.
         Exhibit 4.8 to the 1996 Form 10-K is hereby
         incorporated by reference.
 *10.1   IHOP Corp. Executive Incentive Plan effective January
         1, 1998.
 *10.2   IHOP Corp. 1991 Stock Incentive Plan as Amended and
         Restated February 23, 1994.
 *10.3   IHOP Corp. 1994 Stock Option Plan for Non-Employee
         Directors.
 *10.4   Employment Agreement between the Company and Rand
         Michael Ferris. Exhibit 10.6 to the 1996 Form 10-K is
         hereby incorporated by reference.
 *10.5   Employment Agreement between the Company and Susan
         Henderson-Hernandez. Exhibit 10.7 to the 1996 Form 10-K
         is hereby incorporated by reference.
 *10.6   Employment Agreement between the Company and Richard K.
         Herzer. Exhibit 10.8 to the 1996 Form 10-K is hereby
         incorporated by reference.
 *10.7   Employment Agreement between the Company and Dennis M.
         Leifheit. Exhibit 10.9 to the 1996 Form 10-K is hereby
         incorporated by reference.
 *10.8   Employment Agreement between the Company and Naomi K.
         Shively. Exhibit 10.10 to the 1996 Form 10-K is hereby
         incorporated by reference.
 *10.9   Employment Agreement between the Company and Frederick
         G. Silny. Exhibit 10.11 to the 1996 Form 10-K is hereby
         incorporated by reference.
 *10.10  Employment Agreement between the Company and Anna G.
         Ulvan. Exhibit 10.12 to the 1996 Form 10-K is hereby
         incorporated by reference.

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                    DOCUMENT DESCRIPTION                        PAGE
 -------                   --------------------                    ------------
 *10.11  Employment Agreement between the Company and Mark D.
         Weisberger. Exhibit 10.13 to the 1996 Form 10-K is
         hereby incorporated by reference.
 *10.12  Employment Agreement between the Company and Richard C.
         Celio. Exhibit 10 to the Form 10-Q for the quarterly
         period ended March 31, 1997, is hereby incorporated by
         reference.
 *10.13  Employment Agreement between the Company and John
         Jordan.
  10.14  Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems,
         Inc.
 *10.15  International House of Pancakes Employee Stock
         Ownership Plan as Amended and Restated as of July 12,
         1991 ("the ESOP").
 *10.16  Amendment No. 1 to the ESOP.
 *10.17  Amendment No. 2 to the ESOP.
 *10.18  Amendment No. 3 to the ESOP. Exhibit 10 to the Form 10-
         Q for the quarterly period ended September 30, 1996, is
         hereby incorporated by reference.
 *10.19  Amendment No. 4 to the ESOP. Exhibit 10 to the Form 10-
         Q for the quarterly period ended September 30, 1997, is
         hereby incorporated by reference.
  11.0   Statement Regarding Computation of Per Share Earnings.
  21.0   Subsidiaries of the Company.
  23.0   Consent of Coopers & Lybrand, L.L.P.
  27.0   Financial Data Schedule.

--------
* Management contracts or compensatory plans or arrangements are marked with an asterisk.