Form 10-Q
period 1998-03-31
IHOP CORP
filed 1998-04-30
CIK 49754

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1998

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                         Outstanding as of March 31,1998
----------------------------                    -------------------------------
Common Stock, $.01 par value                                9,813,589

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                                                         IHOP CORP. AND SUBSIDIARIES
(In thousands, except share amounts)
--------------------------------------------------------------------------------------------------------------------------

                                                                                  March 31,              December 31,
                                                                                    1998                     1997
                                                                            ---------------------   ----------------------
Assets
Current assets
 Cash and cash equivalents                                                          $  9,556                 $  5,964
 Receivables                                                                          29,585                   30,490
 Reacquired franchises and equipment held for sale, net                                2,614                    2,321
 Inventories                                                                           1,290                    1,378
 Prepaid expenses                                                                        309                      629
                                                                                    --------                 --------
   Total current assets                                                               43,354                   40,782
                                                                                    --------                 --------
Long-term receivables                                                                173,687                  171,967
Property and equipment, net                                                          149,751                  142,751
Reacquired franchises and equipment held for sale, net                                14,812                   13,151
Excess of costs over net assets acquired, net                                         12,375                   12,481
Other assets                                                                           1,443                    1,461
                                                                                    --------                 --------
   Total assets                                                                     $395,422                 $382,593
                                                                                    ========                 ========

Liabilities and Shareholders' Equity
Current liabilities
 Current maturities of long-term debt                                               $  5,009                 $  4,973
 Accounts payable                                                                     18,681                   20,626
 Accrued employee compensation and benefits                                            3,523                    4,595
 Other accrued expenses                                                                6,326                    4,602
 Deferred income taxes                                                                 3,468                    3,468
 Capital lease obligations                                                             1,105                    1,062
                                                                                    --------                 --------
   Total current liabilities                                                          38,112                   39,326
                                                                                    --------                 --------
Long-term debt                                                                        55,046                   54,950
Deferred income taxes                                                                 30,287                   28,862
Capital lease obligations and other                                                  109,023                  103,271
Shareholders' equity
 Preferred stock, $1 par value, 10,000,000 shares authorized;
   None issued                                                                             -                        -
 Common stock, $.01 par value, 40,000,000 shares authorized;
   shares issued and outstanding:  March 31, 1998, 9,813,589
   shares (net of 3,080 treasury shares);  December 31, 1997,
   9,709,261 shares (net of 1,539 treasury shares)                                        98                       97
 Additional paid-in capital                                                           57,732                   54,629
 Retained earnings                                                                   104,859                  100,158
 Contribution to ESOP                                                                    265                    1,300
                                                                                    --------                 --------
   Total shareholders' equity                                                        162,954                  156,184
                                                                                    --------                 --------
   Total liabilities and shareholders' equity                                       $395,422                 $382,593
                                                                                    ========                 ========




See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS               IHOP CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)
-------------------------------------------------------------------------------


                                                  Three Months Ended
                                                       March 31,
                                        ---------------------------------
                                               1998                 1997
                                        ------------         ------------
Revenues
 Franchise operations
   Rent                                      $ 8,984              $ 8,096
   Service fees and other                     21,816               18,833
                                             -------              -------
                                              30,800               26,929
 Company operations                           17,685               14,048
 Other                                         7,392                5,464
                                             -------              -------
     Total revenues                           55,877               46,441
                                             -------              -------
Costs and Expenses
 Franchise operations
   Rent                                        4,754                4,194
   Other direct costs                          8,830                7,721
                                             -------              -------
                                              13,584               11,915
 Company operations                           16,449               13,425
 Field, corporate and administrative           7,784                7,053
 Depreciation and amortization                 2,691                2,449
 Interest                                      4,109                3,506
 Other                                         3,554                2,273
                                             -------              -------
     Total costs and expenses                 48,171               40,621
                                             -------              -------
Income before income taxes                     7,706                5,820
Provision for income taxes                     3,005                2,270
                                             -------              -------
     Net income                              $ 4,701              $ 3,550
                                             =======              =======
Net Income Per Share
 Basic                                       $   .48              $   .37
                                             =======              =======
 Diluted                                     $   .47              $   .37
                                             =======              =======

Weighted Average Shares Outstanding
 Basic                                         9,749                9,487
                                             =======              =======
 Diluted                                       9,916                9,568
                                             =======              =======




See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                              IHOP CORP. AND SUBSIDIARIES
(In thousands)
--------------------------------------------------------------------------------------------------------------


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                      ----------------------------------------
                                                                             1998                 1997
                                                                      ------------------   -------------------
Cash flows from operating activities
 Net income                                                                    $  4,701               $ 3,550
 Adjustments to reconcile net income to cash provided
   by operating activities
   Depreciation and amortization                                                  2,691                 2,449
   Deferred taxes                                                                 1,425                (1,041)
   Contribution to ESOP                                                             265                   220
   Change in current assets and liabilities
     Accounts receivable                                                          1,023                 3,949
     Inventories                                                                     88                  (104)
     Prepaid expenses                                                               320                   321
     Accounts payable                                                            (1,945)               (2,675)
     Accrued employee compensation and benefits                                  (1,072)                  296
     Other accrued expenses                                                       1,724                    69
   Other, net                                                                     1,044                 1,451
                                                                               --------               -------
         Cash provided by operating activities                                   10,264                 8,485
                                                                               --------               -------

Cash flows from investing activities
 Additions to property and equipment                                            (14,230)               (9,490)
 Proceeds from sale and leaseback arrangements                                    5,570                     -
 Additions to notes, equipment contracts and direct
   financing leases receivable                                                   (1,387)               (1,215)
 Principal receipts from notes, equipment contracts
   and direct financing leases receivable                                         2,260                 1,979
 Additions to reacquired franchises held for sale                                  (752)                   (8)
                                                                               --------               -------
         Cash used by investing activities                                       (8,539)               (8,734)
                                                                               --------               -------

Cash flows from financing activities
 Proceeds from issuance of long-term debt                                           235                    20
 Repayment of long-term debt                                                        (17)                  (30)
 Principal payments on capital lease obligations                                   (154)                 (156)
 Exercise of stock options                                                        1,803                   104
                                                                               --------               -------
         Cash provided (used) by financing activities                             1,867                   (62)
                                                                               --------               -------

Net change in cash and cash equivalents                                           3,592                  (311)
Cash and cash equivalents at beginning of period                                  5,964                 8,658
                                                                               --------               -------
         Cash and cash equivalents at end of period                            $  9,556               $ 8,347
                                                                               ========               =======

Supplemental disclosures
 Interest paid, net of capitalized amounts                                     $  2,910               $ 2,410
 Income taxes paid                                                                   18                   569
 Capital lease obligations incurred                                               6,058                   503

See the accompanying notes to the consolidated financial statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. The accompanying consolidated financial statements for the three months ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP" or the "Company") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 1997 has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain operating data for IHOP restaurants:


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                          ------------------------------------------
                                                                              1998                        1997
                                                                          ---------------            ---------------
                                                                                   (Dollars in thousands)
Restaurant Data
 Effective restaurants (a)
   Franchise                                                                     567                          533
   Company                                                                        74                           60
   Area license                                                                  144                          137
                                                                            --------                     --------
     Total                                                                       785                          730
                                                                            ========                     ========

System-wide
  Sales (b)                                                                 $247,412                     $216,459
   Percent increase                                                             14.3%                        14.2%
 Average sales per effective
  restaurant                                                                $    315                     $    297
   Percent increase                                                              6.1%                         6.5%
 Comparable average sales
  per restaurant (c)                                                        $    322                     $    302
   Percent increase                                                              3.7%                         3.9%
Franchise
 Sales                                                                      $194,549                     $168,547
   Percent increase                                                             15.4%                        14.8%
 Average sales per effective
 Restaurant                                                                 $    343                     $    316
   Percent increase                                                              8.5%                         6.8%
 Comparable average sales
  per restaurant (c)                                                        $    334                     $    311
   Percent increase                                                              4.2%                         4.2%
Company
 Sales                                                                      $ 17,685                     $ 14,048
   Percent increase                                                             25.9%                        22.7%
 Average sales per effective
  Restaurant                                                                $    239                     $    234
   Percent increase                                                              2.1%                         6.4%
Area License
 Sales                                                                      $ 35,178                     $ 33,864
   Percent increase                                                              3.9%                         8.3%
 Average sales per effective
  Restaurant                                                                $    244                     $    247
   Percent change                                                              (1.2)%                         4.2%

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

The following table summarizes IHOP's restaurant development and franchising activity:

                                                                              Three Months
                                                                            Ended March 31,
                                                                     -------------------------------
                                                                         1998               1997
                                                                     -------------     -------------
RESTAURANT DEVELOPMENT ACTIVITY (a)
-----------------------------------
IHOP - beginning of period                                                787               729
 New openings
   IHOP-developed                                                           7                 4
   Investor program                                                         2                 -
   Area license                                                             1                 2
                                                                         ----              ----
 Total new openings                                                        10                 6
 Closings
   Company and franchise                                                   (4)               (1)
   Area license                                                            (1)                -
                                                                         ----              ----
IHOP - end of period                                                      792               734
                                                                         ====              ====
Summary - end of period
 Franchise                                                                570               534
 Company                                                                   77                62
 Area license                                                             145               138
                                                                         ----              ----
   Total IHOP                                                             792               734
                                                                         ====              ====
RESTAURANT FRANCHISING ACTIVITY(a)
-----------------------------------
IHOP-developed                                                              6                 5
Investor program                                                            2                 -
Rehabilitated and refranchised                                              1                 1
                                                                         ----              ----
 Total restaurants franchised                                               9                 6
Reacquired by Company                                                      (7)               (6)
Closed                                                                     (3)               (1)
                                                                         ----              ----
 Net decrease                                                              (1)               (1)
                                                                         ====              ====

--------------
(a) The Company reports restaurants in Canada as franchise restaurants although the eleven restaurants are operated under an area license agreement.

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain forward-looking statements are contained in this quarterly report. They use such words as "may," "will," "expect," "believe," "plan," or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: availability of suitable locations and terms of the sites designated for development; legislation and government regulation including the ability to obtain satisfactory regulatory approvals; conditions beyond the Company's control such as weather or natural disasters; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the International House of Pancakes brand and concept by guests and franchisees; the Company's overall marketing, operational and financial performance;

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

IHOP's quarterly results are subject to seasonal fluctuation. IHOP's results of operations are impacted by the timing of additions of new restaurants, by the timing of the franchising of those restaurants, and by the number and profitability of restaurants in the Company's inventory of restaurants that are available for refranchising. Revenues from sales of franchises and equipment and their associated costs of sales are affected by the mix and number of restaurants franchised, as follows: (i) franchise rights with respect to restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, and such restaurants have little if any franchise cost of sales and have equipment in excess of $300,000 that is usually sold at a price that includes little or no profit margin; (ii) franchise rights with respect to restaurants developed by franchisees normally sell for a franchise fee of $50,000, and such restaurants have minor associated franchise cost of sales and do not include an equipment sale; and (iii) previously reacquired franchises normally sell for a franchise fee of $100,000 to $300,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. As a consequence of the foregoing factors, the results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

System-wide retail sales for the first quarter of 1998 grew 14.3% over system-wide retail sales for the first quarter of 1997. This was due to increases of 7.5% in the number of effective restaurants and 6.1% in average per unit revenues. System-wide comparable average sales per restaurant (exclusive of area license restaurants) for the first quarter of 1998 grew by 3.7% over those in the first quarter of 1997. Management continues to pursue growth in sales through the Company's restaurant development program, its advertising and marketing efforts, improvements in customer service and operations, and the Company's remodeling program.

Franchise operations revenues for the first quarter of 1998 grew 14.4% over franchise operations revenues for the first quarter of 1997. This was primarily due to an increase in revenues per effective franchised restaurant of 8.5% and an increase in the number of effective franchised restaurants of 6.4%. Franchise operations costs and expenses for the first quarter of 1998 increased 14.0% over costs and expenses for the first quarter of 1997. As a result of franchise revenues increasing in excess of franchise expenses, franchise margin increased to 55.9% in the first quarter of 1998 versus 55.8% in the comparable 1997 period.

Company-operated restaurant revenues in the first quarter of 1998 grew 25.9% over revenues for the first quarter of 1997. This was primarily due to an increase in the number of effective Company-operated restaurants of 23.3% and an increase in revenues per effective Company-operated restaurant of 2.1%. Company-operated restaurant costs and expenses for the first quarter of 1998 increased 22.5% from costs and expenses for the first quarter of 1997. Margin at Company-operated restaurants in the first quarter of 1998 increased to 7.0% compared with 4.4% in the comparable 1997 period. The change in margin was primarily due to reductions in employee costs and operating expenses as a percentage of revenues.

Other revenues in the first quarter of 1998 grew 35.3% over other revenues for the first quarter of 1997. This was primarily due to an increase in revenues from the sale of franchises and equipment to $4,047,000, from $2,924,000, and an increase of 31.2% in interest income from direct financing leases. Other costs and expenses in the first quarter of 1998 increased 56.4% over those in the first quarter of 1997 primarily from the increase in franchise and equipment cost of sales to $2,339,000, from $1,655,000, and a significant increase in preopening expenses associated with opening more new IHOP restaurants than in the comparable period. IHOP franchised nine restaurants in the first quarter of 1998 compared with six in the first quarter of 1997.

Field, corporate and administrative costs and expenses in the first quarter of 1998 increased 10.4% over costs and expenses in the first quarter of 1997, principally due to increases in employee-related expenses, including salaries and wages. Field, corporate and administrative expenses were 3.1% of system-wide sales in the first quarter of 1998 compared to 3.3% in the first quarter of 1997.

Depreciation and amortization expense in the first quarter of 1998 increased 9.9% over that of the comparable 1997 period, primarily reflecting the addition of new, larger restaurants, and an increase in the number of Company-operated restaurants.

Interest expense increased 17.2% in the first quarter of 1998 over that of the comparable 1997 period primarily due to interest associated with increased capital lease obligations.

Provision for income taxes was 39.0% of income before income taxes in both the first quarter of 1998 and the first quarter of 1997.

Liquidity and Capital Resources
-------------------------------

The Company invests available funds into its business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older Company-operated restaurants.

In 1998, IHOP and its franchisees and area licensees plan to develop and open approximately 70 to 85 restaurants. Included in that number are the development of 50 to 60 new restaurants by the Company and the development of 20 to 25 restaurants by IHOP franchisees and area licensees. Capital expenditure projections for 1998, which include IHOP's portion of the above development program, are approximately $60 to $75 million. In November 1998, the third annual installment of $4.6 million in principal becomes due on the Company's senior notes due 2002. The Company expects that funds from operations, sale and leaseback arrangements (estimated to be about $35 million) and its revolving line of credit will be sufficient to cover its operating requirements, its budgeted capital expenditures and its principal repayment on its senior notes in 1998. At March 31, 1998, $20 million was available to be borrowed under the Company's unsecured bank revolving credit agreement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

   3.1 Certificate of Incorporation of IHOP Corp. Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1997, Commission file number 0-8360, (the "1997 Form 10-K") is hereby incorporated by reference.

   3.2 Bylaws of IHOP Corp. Exhibit 3.2 to the 1997 Form 10-K is hereby incorporated by reference.

 *10.1  Revised IHOP Corp. Executive Incentive Plan effective January 1, 1998.

  11.0  Statement Regarding Computation of Per Share Earnings.

  27.0  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    IHOP Corp.
                                            ----------------------------------
                                                   (Registrant)


  April 30, 1998                       BY:  /s/  Richard K. Herzer
  --------------                            ----------------------------------
  (Date)                                    Richard K. Herzer
                                            Chairman of the Board,
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)


  April 30, 1998                       BY:  /s/  Frederick G. Silny
  --------------                            ----------------------------------
  (Date)                                    Frederick G. Silny
                                            Vice President-Finance and
                                            Treasurer (Principal
                                            Financial Officer)