Form 10-Q
period 1998-06-30
IHOP CORP
filed 1998-07-29
CIK 49754

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to____

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

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of June 30, 1998
             -----                            -------------------------------
Common Stock, $.01 par value                              9,851,158

PART I.  FINANCIAL INFORMATION
--------------------------------

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS                          IHOP CORP. AND SUBSIDIARIES

(In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                                     June 30,             December 31,
                                                                                      1998                   1997
                                                                                  ------------            -----------
Assets
Current assets
 Cash and cash equivalents                                                            $  3,022               $  5,964
 Receivables                                                                            30,590                 30,490
 Reacquired franchises and equipment held for sale, net                                  2,460                  2,321
 Inventories                                                                             1,247                  1,378
 Prepaid expenses                                                                          143                    629
                                                                                      --------               --------
   Total current assets                                                                 37,462                 40,782
                                                                                      --------               --------
Long-term receivables                                                                  184,509                171,967
Property and equipment, net                                                            161,542                142,751
Reacquired franchises and equipment held for sale, net                                  13,942                 13,151
Excess of costs over net assets acquired, net                                           12,268                 12,481
Other assets                                                                             1,439                  1,461
                                                                                      --------               --------
   Total assets                                                                       $411,162               $382,593
                                                                                      ========               ========

Liabilities and Shareholders' Equity
Current liabilities
 Current maturities of long-term debt                                                 $  5,003               $  4,973
 Accounts payable                                                                       17,088                 20,626
 Accrued employee compensation and benefits                                              4,273                  4,595
 Other accrued expenses                                                                  5,516                  4,602
 Deferred income taxes                                                                   3,350                  3,468
 Capital lease obligations                                                               1,197                  1,062
                                                                                      --------               --------
   Total current liabilities                                                            36,427                 39,326
                                                                                      --------               --------
Long-term debt                                                                          61,241                 54,950
Deferred income taxes                                                                   30,845                 28,862
Capital lease obligations and other                                                    111,508                103,271
Shareholders' equity
 Preferred stock, $1 par value, 10,000,000 shares authorized;
   shares issued and outstanding: no shares                                                  -                      -
 Common stock, $.01 par value, 40,000,000 shares authorized;
   shares issued and outstanding: June 30, 1998, 9,851,158
   shares (net of 3,080 treasury shares); December 31, 1997, 9,709,261
    shares (net of 1,529 treasury shares)                                                   98                     97
 Additional paid-in capital                                                             59,136                 54,629
 Retained earnings                                                                     111,322                100,158
 Contribution to ESOP                                                                      585                  1,300
                                                                                      --------               --------
   Total shareholders' equity                                                          171,141                156,184
                                                                                      --------               --------
   Total liabilities and shareholders' equity                                         $411,162               $382,593
                                                                                      ========               ========


See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                IHOP CORP. AND SUBSIDIARIES

(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,
                                                          ----------------------------------  ---------------------------------
                                                                 1998             1997             1998              1997
                                                          -----------------  ---------------  ---------------  ----------------
Revenues
 Franchise operations
   Rent                                                         $ 9,480          $ 8,253         $ 18,464           $16,349
   Service fees and other                                        22,338           19,880           44,154            38,713
                                                                -------          -------         --------           -------
                                                                 31,818           28,133           62,618            55,062
 Company operations                                              18,351           14,794           36,036            28,842
 Other                                                           15,416            8,647           22,808            14,111
                                                                -------          -------         --------           -------
     Total revenues                                              65,585           51,574          121,462            98,015
                                                                -------          -------         --------           -------

Costs and Expenses
 Franchise operations
   Rent                                                           4,884            4,359            9,638             8,553
   Other direct costs                                             9,010            8,129           17,840            15,850
                                                                -------          -------         --------           -------
                                                                 13,894           12,488           27,478            24,403
 Company operations                                              17,208           13,599           33,657            27,024
 Field, corporate and administrative                              8,599            7,435           16,383            14,488
 Depreciation and amortization                                    2,815            2,464            5,506             4,913
 Interest                                                         4,107            3,499            8,216             7,005
 Other                                                            8,366            3,831           11,920             6,104
                                                                -------          -------         --------           -------
     Total costs and expenses                                    54,989           43,316          103,160            83,937
                                                                -------          -------         --------           -------
Income before income taxes                                       10,596            8,258           18,302            14,078
Provision for income taxes                                        4,133            3,220            7,138             5,490
                                                                -------          -------         --------           -------
     Net income                                                 $ 6,463          $ 5,038         $ 11,164           $ 8,588
                                                                =======          =======         ========           =======

Net Income Per Share
 Basic                                                          $   .66          $   .53         $   1.14           $   .90
                                                                =======          =======         ========           =======
 Diluted                                                        $   .64          $   .52         $   1.12           $   .89
                                                                =======          =======         ========           =======

Weighted Average Shares Outstanding
 Basic                                                            9,838            9,558            9,794             9,522
                                                                =======          =======         ========           =======
 Diluted                                                         10,047            9,676            9,981             9,623
                                                                =======          =======         ========           =======

See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                IHOP CORP. AND SUBSIDIARIES
(In thousands)
--------------------------------------------------------------------------------

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                          -----------------------------------
                                                                                                1998                1997
                                                                                          ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                   $ 11,164           $  8,588
 Adjustments to reconcile net income to cash provided
  by operating activities
   Depreciation and amortization                                                                 5,506              4,913
   Deferred taxes                                                                                1,865                 77
   Contribution to ESOP                                                                            585                500
   Change in current assets and liabilities
     Accounts receivable                                                                           444               (428)
     Inventories                                                                                   131               (173)
     Prepaid expenses                                                                              486                442
     Accounts payable                                                                           (3,538)            (1,406)
     Accrued employee compensation and benefits                                                   (322)             1,495
     Other accrued expenses                                                                        914               (996)
   Other, net                                                                                    3,023              1,660
                                                                                              --------           --------
      Cash provided by operating activities                                                     20,258             14,672
                                                                                              --------           --------
Cash flows from investing activities
 Additions to property and equipment                                                           (36,750)           (24,263)
 Proceeds from sale and leaseback arrangements                                                   5,570              6,241
 Additions to notes, equipment contracts and direct financing
  leases receivable                                                                             (5,437)            (3,296)
 Principal receipts from notes, equipment
  contracts and direct financing leases receivable                                               4,696              3,869
 Additions to reacquired franchises held for sale                                                 (651)              (765)
                                                                                              --------           --------
      Cash used by investing activities                                                        (32,572)           (18,214)
                                                                                              --------           --------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                                                        6,535                 20
 Repayment of long-term debt                                                                       (29)               (35)
 Principal payments on capital lease obligations                                                  (342)              (320)
 Exercise of stock options                                                                       3,208              1,879
                                                                                              --------           --------
      Cash provided by financing activities                                                      9,372              1,544
                                                                                              --------           --------
Net change in cash and cash equivalents                                                         (2,942)            (1,998)
Cash and cash equivalents at beginning of period                                                 5,964              8,658
                                                                                              --------           --------
      Cash and cash equivalents at end of period                                              $  3,022           $  6,660
                                                                                              ========           ========
Supplemental disclosures
 Interest paid, net of capitalized amounts                                                    $  8,028           $  6,954
 Income taxes paid                                                                               4,597              5,532
 Capital lease obligations incurred                                                              9,225              5,973

See the accompanying notes to the consolidated financial statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

1. The accompanying consolidated financial statements for the six months ended June 30, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP" or the "Company") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 1997, has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

2. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. Upon implementation, all derivatives are required to be recognized on the balance sheet as either assets or liabilities and measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted. Management believes that adoption of SFAS No. 133 will not have any material impact on the company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain operating data for IHOP restaurants:

                                                 Three Months                           Six Months
                                                Ended June 30,                        Ended June 30,
                                      -----------------------------------  -------------------------------------
                                            1998               1997               1998               1997
                                      -----------------  ----------------  ------------------  -----------------
                                                               (Dollars in thousands)
Restaurant Data
  Effective restaurants (a)
    Franchise                                 572               536                 569                534
    Company                                    76                63                  75                 62
    Area license                              146               139                 145                138
                                         --------          --------            --------           --------
        Total                                 794               738                 789                734
                                         ========          ========            ========           ========
System-wide
  Sales (b)                              $250,346          $221,066            $497,758           $437,525
    Percent increase                         13.2%             14.2%               13.8%              14.2%
  Average sales per  effective
   restaurant                            $    315          $    299            $    631           $    596
    Percent increase                          5.4%              6.0%                5.9%               6.1%
  Comparable average sales
   per restaurant (c)                    $    327          $    309            $    653           $    610
    Percent increase                          2.5%              4.2%                3.4%               4.2%
Franchise
  Sales                                  $198,691          $173,744            $393,240           $342,291
    Percent increase                         14.4%             15.5%               14.9%              15.2%
  Average sales per effective
   restaurant                            $    347          $    324            $    691           $    641
    Percent increase                          7.1%              6.9%                7.8%               6.7%
  Comparable average sales
   per restaurant (c)                    $    338          $    318            $    675           $    629
    Percent increase                          2.6%              4.3%                3.6%               4.3%
Company
  Sales                                  $ 18,351          $ 14,794            $ 36,036           $ 28,842
    Percent increase                         24.0%             13.9%               24.9%              18.0%
  Average sales per effective
   restaurant                            $    241          $    235            $    480           $    465
    Percent increase                          2.6%              1.3%                3.2%               2.6%
Area License
  Sales                                  $ 33,304          $ 32,528            $ 68,482           $ 66,392
    Percent increase                          2.4%              8.3%                3.1%               8.3%
  Average sales per effective
   restaurant                            $    228          $    234            $    472           $    481
    Percent change                          (2.6)%              3.5%              (1.9)%               3.7%

------------------
(a) "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open only a portion of the period.
(b) "System-wide sales" are retail sales of franchisees, area licensees and Company-operated restaurants, as reported to the Company.
(c) "Comparable average sales" reflects sales for restaurants that are operated for the entire fiscal period in which they are being compared. Comparable average sales do not include data on restaurants located in Florida and Japan.

The following table summarizes IHOP's restaurant development and franchising activity:

                                                             Three Months                          Six Months
                                                            Ended June 30,                       Ended June 30,
                                                     -----------------------------      --------------------------------
                                                         1998           1997                 1998             1997
                                                     --------------  -------------      ---------------  ---------------
RESTAURANT DEVELOPMENT ACTIVITY (a)
----------------------------------------------
IHOP - beginning of period                                792            734                  787              729
 New openings
   IHOP-developed                                          15             10                   22               14
   Investor program                                         4              3                    6                3
   Area license                                             1              2                    2                4
                                                         ----           ----                 ----             ----
 Total new openings                                        20             15                   30               21
 Closings
   Company and franchise                                   (8)            (3)                 (12)              (4)
   Area license                                             -              -                   (1)               -
                                                         ----           ----                 ----             ----
IHOP - end of period                                      804            746                  804              746
                                                         ====           ====                 ====             ====

Summary - end of period
 Franchise                                                586            543                  586              543
 Company                                                   72             63                   72               63
 Area license                                             146            140                  146              140
                                                         ----           ----                 ----             ----
   Total IHOP                                             804            746                  804              746
                                                         ====           ====                 ====             ====

RESTAURANT FRANCHISING ACTIVITY (a)
----------------------------------------------
IHOP-developed                                             18             10                   24               15
Investor program                                            4              3                    6                3
Rehabilitated and refranchised                              2              -                    3                1
                                                         ----           ----                 ----             ----
 Total restaurants franchised                              24             13                   33               19
Reacquired by Company                                      (2)            (2)                  (9)              (8)
Closed                                                     (6)            (2)                  (9)              (3)
                                                         ----           ----                 ----             ----
 Net addition                                              16              9                   15                8
                                                         ====           ====                 ====             ====

-----------------------------
(a) The Company reports restaurants in Canada as franchise restaurants although the eleven restaurants are operated under an area license agreement.

The following discussion and analysis provides information management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain forward-looking statements are contained in this quarterly report. They use such words as "may," "will," "expect," "believe," "plan," or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: availability of suitable locations and terms of the sites designated for development; legislation and government regulation including the ability to obtain satisfactory regulatory approvals; conditions beyond the Company's control such as weather or natural disasters; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the International House of Pancakes brand and concept by guests and franchisees; the Company's overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices; and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking information is provided by the Company pursuant to the safe harbor established under the Private

Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

IHOP's quarterly results are subject to seasonal fluctuation with sales generally higher in the warmer months and during holiday periods. IHOP's results of operations are impacted by the timing of additions of new restaurants, by the timing of the franchising of those restaurants, and by the number of restaurants in the Company's inventory of restaurants that are available for refranchising. Revenues from sales of franchises and equipment and their associated costs of sales are affected by the mix and number of restaurants franchised, as follows: (i) franchise rights with respect to restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, and such restaurants have little if any franchise cost of sales and have equipment in excess of $300,000 that is usually sold at a price that includes little or no profit margin; (ii) franchise rights with respect to restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale; and (iii) previously reacquired franchises normally sell for a franchise fee of $100,000 to $300,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. As a consequence of the foregoing and other factors, the results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

System-wide retail sales grew 13.2% for the second quarter and 13.8% for the first six months of 1998 over system-wide retail sales for the comparable 1997 periods. This was due to growth in the number of effective restaurants of 7.6% and 7.5%, respectively, and increases in average per unit revenues of 5.4% and 5.9%, respectively, over the comparable prior year periods. System-wide comparable average sales per restaurant (exclusive of area license restaurants in Florida and Japan) grew 2.5% for the second quarter and 3.4% for the first six months of 1998 over those in the comparable 1997 periods. Management continues to pursue growth in sales through the Company's restaurant development program, its advertising and marketing efforts, improvements in customer service and operations, and the Company's remodeling program.

Franchise operations revenues for the second quarter and first six months of 1998 grew 13.1% and 13.7%, respectively, over revenues for the comparable 1997 periods. This was primarily due to increases in average per unit revenues of 7.1% and 7.8% coupled with growth in the number of effective franchised units of 6.7% and 6.6% for the second quarter and the first six months, respectively, over the prior year periods. Franchise operations costs and expenses for the second quarter and first six months of 1998 increased 11.3% and 12.6%, respectively, over costs and expenses for the comparable 1997 periods. As a result of franchise revenues increasing in excess of franchise expenses, the margin from franchise operations improved to 56.3% and 56.1% in the second quarter and first six months of 1998, respectively, versus 55.6% and 55.7% in the comparable 1997 periods. The margin improved primarily because of increased interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees.

Company-operated restaurant revenues for the second quarter and first six months of 1998 grew 24.0% and 24.9%, respectively, over revenues for the comparable 1997 periods. This was primarily due to increases in the number of effective Company-operated restaurants of 20.6% and 21.0%, respectively, and in the revenues per effective Company-operated restaurant of 2.6% and 3.2%, respectively, in the second quarter and first six months of 1998 over the comparable 1997 periods. Company-operated restaurant costs and expenses for the second quarter and first six months of 1998 increased 26.5% and 24.5%, respectively, over costs and expenses for the comparable 1997 periods. Margin at Company-operated restaurants was 6.2% in the second quarter and 6.6% for the first six months of 1998 versus 8.1% for the second quarter and 6.3% in the first six months of 1997. The change in margin for the second quarter was primarily due to increases in salaries and wages as a percentage of revenues.

Other revenues for the second quarter and first six months of 1998 grew 78.3% and 61.6%, respectively, over other revenues for the comparable 1997 periods. The primary reasons for the increases were (a) growth in the sales of franchises and equipment to $12,029,000 in the second quarter and to $16,076,000 in the first six months from $6,108,000 and $9,032,000 in the respective prior year periods, and (b) growth in interest income from direct financing leases. The Company franchised 24 and 33 restaurants in the second quarter and first six months of 1998, respectively, versus 13 and 19 restaurants in the comparable 1997 periods. Other costs and expenses for the second quarter and first six months of 1998 increased 118.4% and 95.3%, respectively, over the comparable 1997 periods. The increases were primarily due to higher franchise and equipment cost of sales of $6,828,000 in the second quarter and $9,167,000 in the first six months of 1998 versus $3,228,000 and $4,883,000 in the comparable 1997 periods.

Field, corporate and administrative expenses for the second quarter and first six months of 1998 increased 15.7% and 13.1%, respectively, over the comparable 1997 periods. The increases were principally due to (a) increases in employee related compensation and expenses and (b) travel and conference costs associated with IHOP's national franchisee convention which took place in the second quarter of 1998. Field, corporate and administrative expenses were 3.4% and 3.3% of system-wide sales in the second quarter and first six months of 1998, respectively, the same percentages as in the comparable 1997 periods.

Depreciation and amortization expense increased 14.2% and 12.1% in the second quarter and first six months of 1998, respectively, over the comparable 1997 periods primarily reflecting the addition of new, larger restaurants.

Interest expense increased 17.4% and 17.3% in the second quarter and first six months of 1998, respectively, over the comparable 1997 periods primarily due to interest associated with increased capital lease obligations.

Provision for income taxes was 39.0% of income before income taxes in the second quarter and first six months of both 1998 and 1997.

The balance of long-term receivables at June 30, 1998, increased over that of the prior year end primarily due to IHOP's financing activities associated with the sale of franchises and equipment and the leasing of restaurants to its franchisees.

Balances of property and equipment, net and capital lease obligations and other at June 30, 1998, increased over those of the prior year end primarily due to new restaurant development and the Company's capital lease obligations associated with that development.


Liquidity and Capital Resources
-------------------------------

The Company invests available funds into its business through the development of additional restaurants and the remodeling of older, Company-operated restaurants.

In 1998, IHOP and its franchisees and area licensees plan to develop and open approximately 70 to 85 restaurants. Included in that number are the development of 50 to 60 new restaurants by the Company and the development of 20 to 25 restaurants by IHOP franchisees and area licensees. Capital expenditure projections for 1998, which includes IHOP's investment in the development of new restaurants, are approximately $60 to $75 million. In November 1998, the third annual installment of $4.6 million in principal becomes due on the Company's senior notes due 2002. The Company expects that funds from operations, sale and leaseback arrangements (estimated to be about $35 million) and its revolving line of credit will be sufficient to cover its operating requirements, its budgeted capital expenditures and its principal repayment on its senior notes in 1998. At June 30, 1998, $13.7 million was available to be borrowed under the Company's unsecured bank revolving credit agreement. In June 1998, the Company's unsecured bank revolving credit agreement was extended one year, through June 30, 2001, under similar terms and conditions, although certain borrowings would be subject to more favorable interest rates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Part II.  OTHER INFORMATION
---------------------------
Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders (the "Meeting") was held on May 12, 1998. Shareholders voted in person or by proxy for the following purposes.

(a) Shareholders voted to elect three Class I directors, each to serve for a term of three years, as follows:

                        Votes      Votes
Nominee                  For     Withheld
--------------------  ---------  --------
 Frank Edelstein      8,535,361   158,463
 Neven C. Hulsey      8,535,761   158,063
 Caroline W. Nahas    8,535,429   158,395

There were no abstentions or broker non-votes. Directors whose terms of office continued after the Meeting were H. Frederick Christie, Michael S. Gordon, Richard K. Herzer, Larry Alan Kay, Dennis M. Leifheit and Patrick W. Rose.

(b) Shareholders voted to approve and ratify the amendment of the IHOP Corp. 1991 Stock Incentive Plan to increase the number of shares available for issuance thereunder to 1,880,000 from 1,380,000. 4,293,216 shares were voted for this proposal, 3,634,243 were voted against, there were 38,150 abstentions and 728,215 broker non-votes.

(c) Shareholders voted to approve and ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the year ending December 31, 1998. 8,667,650 shares were voted for this proposal, 7,299 were voted against, there were 18,875 abstentions and no broker non-votes. On July 1, 1998, Coopers & Lybrand L.L.P. merged with Price Waterhouse L.L.P. to form PricewaterhouseCoopers L.L.P.

(d) A shareholder proposal was submitted at the Meeting for consideration by shareholders. The proposal requested that the Board of Directors adopt a policy making all of IHOP's company-operated restaurants smoke-free by January 1, 1999, and that, beginning in 1999, all new franchised facilities be smoke-free and all renewals of franchise agreements require that the affected restaurant be smoke-free. 242,414 shares were voted for this proposal, 7,451,308 were voted against, there were 271,887 abstentions and 728,215 broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibits not incorporated by reference are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

   3.1 Certificate of Incorporation of IHOP Corp. Exhibit 3.1 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 1997, Commission file number 0-8360, (the "1997 Form 10-K") is hereby incorporated by reference.

   3.2 Bylaws of IHOP Corp. Exhibit 3.2 to IHOP Corp.'s 1997 Form 10-K is hereby incorporated by reference.

   4.0 Fifth Amendment to Letter Agreement, dated as of June 30, 1998, among International House of Pancakes, Inc., IHOP Corp. and Bank of America National Trust and Savings

        Association (successor by merger to Bank of America Illinois).

  10.0 IHOP Corp. 1991 Stock Incentive Plan as Amended and Restated February 24, 1998. Annex "A" to the IHOP Corp. Proxy Statement for Annual Meeting of Shareholders to be Held on Tuesday, May 12, 1998, is hereby incorporated by reference.

  11.0  Statement Regarding Computation of Per Share Earnings

  27.0  Financial Data Schedule


(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              IHOP CORP.
                                              ----------
                                              (Registrant)



July 29, 1998                               BY: /s/ Richard K. Herzer
---------------                                 ---------------------
  (Date)                                        Richard K. Herzer
                                                Chairman of the Board,
                                                President and Chief Executive
                                                Officer (Principal Executive
                                                Officer)



July 29, 1998                               BY: /s/ Frederick G. Silny
---------------                                 ----------------------
  (Date)                                        Frederick G. Silny

                                                Vice President-Finance and
                                                Treasurer (Principal Financial
                                                Officer)