Form 10-Q
period 1998-09-30
IHOP CORP
filed 1998-10-29
CIK 49754

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

                                (818) 240-6055
             (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ------     ------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                         Outstanding as of September 30, 1998
   ----------------------------        ------------------------------------
   Common Stock, $.01 par value                      9,857,259

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS                          IHOP CORP. AND SUBSIDIARIES
(In thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------------

                                                                                  September 30,            December  31,
                                                                                      1998                     1997
                                                                                  -------------            -------------
Assets
Current assets
  Cash and cash equivalents                                                          $  2,622                $  5,964
  Receivables                                                                          28,242                  30,490
  Reacquired franchises and equipment held for sale, net                                2,637                   2,321
  Inventories                                                                           1,320                   1,378
  Prepaid expenses                                                                        211                     629
                                                                                     --------                --------
    Total current assets                                                               35,032                  40,782
                                                                                     --------                --------
Long-term receivables                                                                 197,704                 171,967
Property and equipment, net                                                           168,073                 142,751
Reacquired franchises and equipment held for sale, net                                 14,940                  13,151
Excess of costs over net assets acquired, net                                          12,161                  12,481
Other assets                                                                            1,442                   1,461
                                                                                     --------                --------
    Total assets                                                                     $429,352                $382,593
                                                                                     ========                ========
Liabilities and Shareholders' Equity
Current liabilities
  Current maturities of long-term debt                                               $  4,997                $  4,973
  Accounts payable                                                                     17,040                  20,626
  Accrued employee compensation and benefits                                            5,651                   4,595
  Other accrued expenses                                                                8,236                   4,602
  Deferred income taxes                                                                 2,941                   3,468
  Capital lease obligations                                                             1,301                   1,062
                                                                                     --------                --------
    Total current liabilities                                                          40,166                  39,326
                                                                                     --------                --------
Long-term debt                                                                         57,836                  54,950
Deferred income taxes                                                                  32,455                  28,862
Capital lease obligations and other                                                   119,881                 103,271
Shareholders' equity
  Preferred stock, $1 par value, 10,000,000 shares
    authorized; shares issued and outstanding: no shares                                    -                       -
  Common stock, $.01 par value, 40,000,000 shares
    authorized; shares issued and outstanding: September 30,
    1998, 9,857,259 shares (net of 3,080 treasury shares);
    December 31, 1997, 9,709,261 shares (net of 1,529
    treasury shares)                                                                       99                      97
  Additional paid-in capital                                                           59,379                  54,629
  Retained earnings                                                                   118,567                 100,158
  Contribution to ESOP                                                                    969                   1,300
                                                                                     --------                --------
    Total shareholders' equity                                                        179,014                 156,184
                                                                                     --------                --------
    Total liabilities and shareholders' equity                                       $429,352                $382,593
                                                                                     ========                ========

See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                                                         IHOP CORP. AND SUBSIDIARIES
(In thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------------

                                                                Three Months Ended                 Nine Months Ended
                                                                  September 30,                       September 30,
                                                            ------------------------             ------------------------
                                                             1998             1997                 1998            1997
                                                            -------          -------             --------        --------
Revenues
  Franchise operations
    Rent                                                    $ 9,964          $ 8,643             $ 28,428        $ 24,992
    Service fees and other                                   23,427           20,644               67,581          59,357
                                                            -------          -------             --------        --------
                                                             33,391           29,287               96,009          84,349
  Company operations                                         16,855           16,055               52,891          44,897
  Other                                                      16,203           10,970               39,011          25,081
                                                            -------          -------             --------        --------
     Total revenues                                          66,449           56,312              187,911         154,327
                                                            -------          -------             --------        --------
Costs and Expenses
  Franchise operations
    Rent                                                      4,885            4,684               14,523          13,237
    Other direct costs                                        9,449            8,453               27,289          24,303
                                                            -------          -------             --------        --------
                                                             14,334           13,137               41,812          37,540
  Company operations                                         15,941           14,966               49,598          41,990
  Field, corporate and administrative                         8,439            7,395               24,822          21,883
  Depreciation and amortization                               2,891            2,481                8,397           7,394
  Interest                                                    4,460            3,742               12,676          10,747
  Other                                                       8,507            5,192               20,427          11,296
                                                            -------          -------             --------        --------
     Total costs and expenses                                54,572           46,913              157,732         130,850
                                                            -------          -------             --------        --------
Income before income taxes                                   11,877            9,399               30,179          23,477
Provision for income taxes                                    4,632            3,666               11,770           9,156
                                                            -------          -------             --------        --------
     Net income                                             $ 7,245          $ 5,733             $ 18,409        $ 14,321
                                                            =======          =======             ========        ========
Net Income Per Share
  Basic                                                     $  0.74          $  0.59             $   1.88        $   1.50
                                                            =======          =======             ========        ========
  Diluted                                                   $  0.72          $  0.58             $   1.84        $   1.48
                                                            =======          =======             ========        ========
Weighted Average Shares Outstanding
 Basic                                                        9,855            9,645                9,814           9,563
                                                            =======          =======             ========        ========
 Diluted                                                     10,051            9,860               10,005           9,702
                                                            =======          =======             ========        ========

See the accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                IHOP CORP. AND SUBSIDIARIES
(In thousands)
--------------------------------------------------------------------------------

                                                           Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                            1998           1997
                                                        --------       --------
Cash flows from operating activities
 Net income                                             $ 18,409       $ 14,321
 Adjustments to reconcile net income to cash provided
  by operating activities
   Depreciation and amortization                           8,397          7,394
   Deferred taxes                                          3,066            753
   Contribution to ESOP                                      969            894
   Changes in current assets and liabilities
     Accounts receivable                                   2,493           (706)
     Inventories                                              58           (343)
     Prepaid expenses                                        418            147
     Accounts payable                                     (3,586)          (248)
     Accrued employee compensation and benefits            1,056          1,780
     Other accrued expenses                                3,634            276
   Other, net                                              4,680          1,921
                                                        --------       --------
       Cash provided by operating activities              39,594         26,189
                                                        --------       --------
Cash flows from investing activities
 Additions to property and equipment                     (57,012)       (37,472)
 Proceeds from sale and leaseback arrangements            11,684         16,852
 Additions to notes, equipment contracts and direct
   financing leases receivable                            (9,588)        (5,891)
 Principal receipts from notes, equipment contracts
   and direct financing leases receivable                  7,149          6,030
 Additions to reacquired franchises held for sale         (1,289)        (1,072)
                                                        --------       --------
       Cash used by investing activities                 (49,056)       (21,553)
                                                        --------       --------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                  6,535          1,440
 Repayment of long-term debt                              (3,341)           (47)
 Principal payments on capital lease obligations            (526)          (400)
 Issuance of common stock                                  3,452          3,811
                                                        --------       --------
       Cash provided by financing activities               6,120          4,804
                                                        --------       --------
 Net change in cash and cash equivalents                  (3,342)         9,440
 Cash and cash equivalents at beginning of period          5,964          8,658
                                                        --------       --------
       Cash and cash equivalents at end of period       $  2,622       $ 18,098
                                                        ========       ========
Supplemental disclosures
 Interest paid, net of capitalized amounts              $ 11,373       $  9,425
 Income taxes paid                                         7,598          7,978
 Capital lease obligations incurred                       18,017         16,178

See the accompanying notes to the consolidated financial statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------

1. The accompanying consolidated financial statements for the nine months ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP" or the "Company") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 1997 has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

2. In May 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Issue No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9), which provides that recognition of contingent rental income be deferred until the specified target that triggers the contingent rent is achieved. EITF 98-9 became effective for financial statements issued after May 21, 1998. EITF 98-9 has not had a material impact on IHOP's financial position or results of operations as the Company has weekly targets for recognizing contingent rental income in its leases and subleases with its franchisees.

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. Upon implementation, all derivatives are required to be recognized on the balance sheet as either assets or liabilities and measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted. Management believes that adoption of SFAS No 133 will not have any material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The following table sets forth certain operating data for IHOP restaurants.

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                              -----------------------   ----------------------
                                                  1998         1997         1998         1997
                                              --------     --------     --------     --------
                                                          (Dollars in thousands)
Restaurant Data
 Effective restaurants (a)
   Franchise                                       589          540          576          536
   Company                                          72           67           74           63
   Area license                                    146          141          145          139
                                              --------     --------     --------     --------
    Total                                          807          748          795          738
                                              ========     ========     ========     ========
System-wide
 Sales (b)                                    $261,159     $232,679     $758,917     $670,204
   Percent increase                               12.2%        11.6%        13.2%        13.3%
 Average sales per
  effective restaurant                        $    324     $    311     $    955     $    908
   Percent increase                                4.2%         4.0%         5.2%         5.3%
 Comparable average sales
  per restaurant (c)                          $    338     $    322     $    993     $    933
   Percent increase                                1.3%         2.5%         2.7%         3.8%
Franchise
 Sales                                        $211,568     $183,718     $604,808     $526,009
   Percent increase                               15.2%        12.7%        15.0%        14.3%
 Average sales per
  effective restaurant                        $    359     $    340     $  1,050     $    981
   Percent increase                                5.6%         5.3%         7.0%         6.2%
 Comparable average sales
  per restaurant (c)                          $    349     $    333     $  1,026     $    967
   Percent increase                                1.4%         2.8%         2.9%         4.0%
Company
 Sales                                        $ 16,855     $ 16,055     $ 52,891     $ 44,897
   Percent increase                                5.0%        11.9%        17.8%        15.8%
 Average sales per
  effective restaurant                        $    234     $    240     $    715     $    713
   Percent change                                 (2.5%)       (1.2%)        0.3%         3.0%
Area License
 Sales                                        $ 32,736     $ 32,906     $101,218     $ 99,298
   Percent change                                 (0.5%)        5.8%         1.9%         7.4%
 Average sales per
  effective restaurant                        $    224     $    233     $    698     $    714
   Percent change                                 (3.9%)       (0.9%)       (2.2%)        2.0%

------------------------
(a) "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open only a portion of the period.
(b) "System-wide sales" are retail sales of franchisees, Company-operated restaurants, and area licensees as reported to the Company.
(c) "Comparable average sales" reflects sales for restaurants that are operated for the entire fiscal period indicated as well as the entire prior fiscal period. Comparable average sales do not include data on area license restaurants located in Florida and Japan.

The following table summarizes IHOP restaurant development and franchising activity:


                                               Three Months Ended               Nine Months Ended
                                                 September 30,                    September 30,
                                            -------------------------        --------------------------
                                               1998            1997             1998             1997
                                               ----            ----             ----             ----
RESTAURANT DEVELOPMENT ACTIVITY (a)
-----------------------------------
IHOP - beginning of period                      804             746              787              729
 New openings
   IHOP-developed                                18              12               40               26
   Investor program                               3               3                9                6
   Area license                                   -               2                2                6
                                               ----            ----             ----             ----
 Total new openings                              21              17               51               38
 Closings
   Company and franchise                         (6)             (1)             (18)              (5)
   Area license                                   -               -               (1)               -
                                               ----            ----             ----             ----
IHOP - end of period                            819             762              819              762
                                               ====            ====             ====             ====

Summary - end of period
  Franchise                                     603             552              603              552
  Company                                        70              68               70               68
  Area license                                  146             142              146              142
                                               ----            ----             ----             ----
     Total IHOP                                 819             762              819              762
                                               ====            ====             ====             ====

RESTAURANT FRANCHISING ACTIVITY (a)
-----------------------------------
IHOP-developed                                   20              12               44               27
Investor program                                  3               3                9                6
Rehabilitated and refranchised                    3               1                6                2
                                               ----            ----             ----             ----
 Total restaurants franchised                    26              16               59               35
Reacquired by Company                            (5)             (7)             (14)             (15)
Closed                                           (4)              -              (13)              (3)
                                               ----            ----             ----             ----
 Net addition                                    17               9               32               17
                                               ====            ====             ====             ====

-------------------------------
(a) The Company reports restaurants in Canada as franchise restaurants although the eleven restaurants are operated under an area license agreement.

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

IHOP's quarterly results are subject to seasonal fluctuation with sales generally higher in the warmer months and during holiday periods. IHOP's results of operations are impacted by the timing of additions of new restaurants, by the timing of the franchising of those restaurants, and by the number of restaurants in the Company's inventory of restaurants that are available for refranchising. Revenues from sales of franchises and equipment and their associated costs of sales are affected by the mix and number of restaurants franchised, as follows: (i) franchise rights with respect to restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, have little if any franchise cost of sales and have equipment in excess of $300,000 that is usually sold at a price that includes little or no profit margin; (ii) franchise rights with respect to restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale; and (iii) previously reacquired franchises normally sell for a franchise fee of $100,000 to $300,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. As a consequence of the foregoing and other factors, the results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

System-wide retail sales for the third quarter and first nine months of 1998 grew 12.2% and 13.2%, respectively, over system-wide retail sales for the comparable 1997 periods. This was due to growth in the number of effective restaurants of 7.9% and 7.7%, respectively, and increases in average per unit revenues of 4.2% and 5.2%, respectively, over the prior year periods. System-wide comparable average sales per restaurant (exclusive of area license restaurants) for the third quarter and first nine months of 1998 grew 1.3% and 2.7%, respectively, over those in the comparable 1997 periods. Management continues to pursue growth in sales through the Company's restaurant development program, its advertising and marketing efforts, improvements in customer service and operations, and the Company's remodeling program.

Franchise operations revenues for the third quarter and first nine months of 1998 grew 14.0% and 13.8%, respectively, over revenues for the comparable 1997 periods. This was primarily due to growth in the number of effective franchise restaurants of 9.1% and 7.5% coupled with increases in average per unit revenues of 5.6% and 7.0% in the third quarter and the first nine months of 1998, respectively, over the prior year periods. Franchise operations costs and expenses for the third quarter and first nine months of 1998 increased 9.1% and 11.4%, respectively, over costs and expenses for the comparable 1997 periods.
As a result of franchise revenues increasing in excess of franchise expenses, the margin from franchise operations improved to 57.1% in the third quarter and to 56.5% in the first nine months of 1998 versus 55.1% and 55.5% in the comparable 1997 periods. The improvements in margin were primarily because of improved rent margins due, in part, to an increase in the relative number of IHOP-owned restaurants which do not have rent expense coupled with growth in interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees.

Company-operated restaurant revenues for the third quarter and first nine months of 1998 grew 5.0% and 17.8%, respectively, over revenues for the comparable 1997 periods. This was primarily due to increases in the number of effective Company-operated restaurants of 7.5% and 17.5% in the third quarter and the first nine months of 1998, respectively, over the comparable 1997 periods. In the third quarter of 1998, the growth was mitigated by a decrease of 2.5% in revenues per effective company-operated restaurant versus the comparable prior year period. For the first nine months of 1998, the growth was augmented by an increase of 0.3% in revenues per effective company-operated restaurant versus the first nine months of 1997. Company-operated restaurant costs and expenses for the third quarter and first nine months of 1998 increased 6.5% and 18.1%, respectively, over those in the comparable 1997 periods. Margin from Company-operated restaurants was 5.4% and 6.2% in the third quarter and first nine months of 1998, respectively, versus margins of 6.8% and 6.5% in the comparable 1997 periods. The changes in margin were primarily due to increases in compensation-related expenses as a percentage of revenues.

Other revenues for the third quarter and first nine months of 1998 grew 47.7% and 55.5%, respectively, over other revenues for the comparable 1997 periods. The primary reason for the changes were sales of franchises and equipment which were $12,649,000 and $28,725,000 in the third quarter and first nine months of 1998, respectively, versus $7,765,000 and $16,797,000 in the same prior year periods. The Company franchised 26 and 59 restaurants in the third quarter and first nine months of 1998, respectively, compared to 16 and 35 restaurants in the comparable 1997 periods. Augmenting the increases were gains in interest income from direct financing leases. Other costs and expenses for the third quarter and first nine months of 1998 increased 63.8% and 80.8%, respectively, from the 1997 periods. The changes were primarily due to franchise and equipment costs of sales which were $7,256,000 and $16,423,000, in the third quarter and first nine months of 1998 respectively, versus $4,476,000 and $9,359,000 in the comparable 1997 periods.

Field, corporate and administrative expenses for the third quarter and first nine months of 1998 increased 14.1% and 13.4%, respectively, over the comparable 1997 periods. The increases were principally due to increases in employee-related compensation and expenses. Field, corporate and administrative expenses were 3.2% and 3.3% of system-wide sales in the third quarter and first nine months of 1998, respectively, the same as the percentages in the comparable 1997 periods.

Depreciation and amortization expense increased 16.5% and 13.6% in the third quarter and first nine months of 1998, respectively, over the comparable 1997 periods primarily reflecting the addition of new, larger restaurants and an increase in the number of Company-operated restaurants.

Interest expense increased 19.2% and 18.0% in the third quarter and first nine months of 1998, respectively, over the comparable 1997 periods due to interest associated with increased capital lease obligations.

Provision for income taxes was 39.0% of income before income taxes in the third quarter and first nine months of both 1998 and 1997.

The balance of long-term receivables at September 30, 1998, increased over that of the prior year-end primarily due to IHOP's financing activities associated with the sale of franchises and equipment and the leasing of restaurants to its franchisees.

Balances of property and equipment, net and capital lease obligations and other at September 30, 1998, increased over those of the prior year end primarily due to new restaurant development and the Company's capital lease obligations associated with that development.

Liquidity and Capital Resources
-------------------------------

The Company invests available funds into its business through the development of additional restaurants and the remodeling of older, Company-operated restaurants.

In 1998, IHOP and its franchisees and area licensees plan to develop and open approximately 73 to 76 restaurants. Included in that number are the development of 56 or 57 restaurants by the Company and 17 to 19 by IHOP franchisees and area licensees. The Company's prior forecast for restaurant development in 1998 was 70 to 85 new restaurants comprised of 50 to 60 restaurants developed by the Company and 20 to 25 by franchisees and area licensees. Capital expenditures projected for 1998, which include IHOP's portion of the above development program, are approximately $70 million to $75 million. In November 1998, the third annual installment of $4.6 million in principal becomes due on the Company's senior notes due 2002. The Company expects that funds from operations, sale and leaseback arrangements (estimated to be about $25 to $30 million) and its revolving line of credit will be sufficient to cover its operating requirements, its projected capital expenditures and its principal repayment on its senior notes in 1998. At September 30, 1998, $17 million was available to be borrowed under the Company's unsecured bank revolving credit agreement. In June 1998, the Company's unsecured bank revolving credit agreement was extended one year, through June 30, 2001, under similar terms and conditions, although certain borrowings would be subject to more favorable interest rates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibits not incorporated by reference are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

     3.1 Certificate of Incorporation of IHOP Corp. Exhibit 3.1 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 1997, Commission file number 0-8360, (the "1997 Form 10-K") is hereby incorporated by reference.
     3.2 Bylaws of IHOP Corp. Exhibit 3.2 to IHOP Corp.'s 1997 Form 10-K is hereby incorporated by reference
    11.0   Statement Regarding Computation of Per Share Earnings.
    27.0   Financial Data Schedule.

(b)        No reports on Form 8-K were filed during the quarter ended
           September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IHOP Corp.
                               --------------------------------------
                                        (Registrant)



October 29, 1998               BY: /s/ Richard K. Herzer
----------------               --------------------------------------
 (Date)                        Richard K. Herzer
                               Chairman of the Board, President and
                               Chief Executive Officer
                               (Principal Executive Officer)



October 29, 1998               BY: /s/ Frederick G. Silny
----------------               --------------------------------------
 (Date)                        Frederick G. Silny
                               Vice President-Finance and Treasurer
                               (Principal Financial Officer)