Form 10-K405
period 1998-12-31
IHOP CORP
filed 1999-03-03
CIK 49754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR    COMMISSION FILE NUMBER:
        ENDED:                   0-8360
   DECEMBER 31, 1998

                            ------------------------

                                   IHOP CORP.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      95-3038279
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

    525 NORTH BRAND BOULEVARD, GLENDALE,                        91203-1903
                 CALIFORNIA
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 240-6055

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
                          None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

                                (TITLE OF CLASS)

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 1999. $386 million

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                         CLASS                                       OUTSTANDING AS OF JANUARY 31, 1999
--------------------------------------------------------  --------------------------------------------------------
              Common Stock, $.01 par value                                       9,886,200

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on Tuesday, May 11, 1999, (the "1999 Proxy Statement") are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

    IHOP Corp. and its subsidiaries, also referred to as "IHOP," develop, operate and franchise International House of Pancakes restaurants, one of America's best-known, national, family restaurant chains. At December 31, 1998, there were 835 IHOP restaurants. Franchisees operated 624 of these restaurants, area licensees operated 145 restaurants and IHOP operated 66 restaurants. Franchisees and area licensees are independent third parties who operate their restaurants under legal agreements with IHOP. IHOP restaurants are located in 37 states, Canada and Japan.

    IHOP Corp. was incorporated under the laws of the State of Delaware in 1976. In July 1991 we completed an initial public offering of common stock. There were no significant changes to our corporate structure during 1998, and no material changes to our methods of conducting business.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    IHOP is engaged exclusively in the foodservice industry, primarily in the United States. Information about our revenues, operating profits and assets is contained in Part II, Item 6 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

    IHOP restaurants feature table service and moderately priced, high-quality food and beverage items in an attractive and comfortable atmosphere. Although the restaurants are best known for their award-winning pancakes, omelets and other breakfast specialties, IHOP restaurants offer a broad array of lunch, dinner and snack items as well. Restaurants are open throughout the day and evening hours, and many operate 24 hours a day.

    Franchisees and area licensees operate more than 90% of IHOP restaurants. Our approach to franchising is founded on the franchisees' active involvement in the day-to-day operations of their respective restaurants. We are selective in granting franchises and we prefer to franchise to individuals who intend to be active in the management of their restaurant(s) and not to passive investors or investment groups. We believe that they provide a quality of management and dedication that, in our view, is generally unmatched by salaried employees or absentee owners.

    IHOP develops most new restaurants prior to franchising them. When the restaurant is franchised, we then become the franchisee's landlord. This landlord/tenant relationship provides us with enhanced profits and greater control over our franchise system. Some franchisees develop their own IHOP restaurants under our Investor and Conversion Programs for franchisees. In those instances, IHOP approves the site for development but does not contribute capital or become the franchisee's landlord. Area licensees located in Japan, Canada and Florida operate about 17% of IHOP restaurants. We provide support to these area licensees, but we are not actively involved in developing new restaurants in these areas.

    We seek to increase our revenues and profits by focusing on several areas of our business. These areas include: (1) development and franchising of new IHOP restaurants, (2) marketing, advertising and product development programs aimed at attracting new guests and retaining our existing customers, and (3) implementation of restaurant-level operating changes designed to improve sales and profitability.

RESTAURANT DEVELOPMENT

    New restaurants are developed after a stringent site selection process supervised by our senior management. In 1998 we developed 56 new restaurants and our franchisees and area licensees developed an additional 17 new restaurants.

    We intend to continue to add restaurants to the IHOP system primarily by developing new restaurants in major markets where we already have a core customer base. We believe that concentrating growth in existing markets allows us to achieve economies of scale in our supervisory, advertising and distribution functions. We also acquire existing restaurants and convert them to IHOP restaurants.

    IHOP also looks to strategically develop new markets in which we have no presence or our presence is limited. This occurs primarily where these new markets are geographically near to existing markets and present significant business opportunities. At times we have acquired several existing restaurants in new markets for conversion to IHOP restaurants. We evaluate such opportunities on a case-by-case basis.

    In 1998 we built two general types of new restaurant buildings. The larger format restaurant is approximately 4,500 square feet in size and contains about 174 seats. The second building type is designed for use in smaller, high-potential markets. It is approximately 3,900 square feet in size and seats about 130 people. We also converted purchased restaurants to IHOP restaurants. The square footage and number of seats in a restaurant conversion vary by location. In 1998 restaurant conversions averaged 166 seats per restaurant. Our older A-Frame style restaurants, which have not been built since 1985, contain approximately 3,000 square feet and about 100 seats. Of the 56 new IHOP restaurants we developed in 1998, 40 were the larger format building, 12 were the smaller format building and 4 were restaurant conversions.

    To the greatest extent possible, subject to local zoning restrictions, we continue to use our familiar signature blue color on the roof, awnings and other exterior decor of our restaurants.

    The table below sets forth our average development cost per restaurant in 1998. For leased restaurants the discounted present value of the lease and any additional sums paid to acquire the lease have been allocated to land, building and site improvements and other costs, as appropriate.

                                                                              AVERAGE PER
                                                                              RESTAURANT
                                                                         ---------------------
Land...................................................................      $     550,000
Building...............................................................            739,000
Equipment..............................................................            335,000
Site improvements and other costs......................................            186,000
                                                                               -----------
        Total..........................................................      $   1,810,000
                                                                               -----------
                                                                               -----------

    New IHOP restaurants that opened in 1997 realized average sales of $1,691,000 per restaurant in their first twelve full months of operations.

FRANCHISING

    IHOP's approach to franchising is somewhat different from that of our franchising competitors in the foodservice industry. In most franchise systems, the franchisee is called upon to pay a modest initial fee to the franchisor. The franchisee then uses his/her own capital to acquire a site, build and equip the business and fund working capital needs. While we offer Investor and Conversion Programs to certain experienced franchisees that allow them to fund the development of their own restaurants, the large majority of IHOP restaurants are developed directly by us.

    When we develop a restaurant, we identify the site for the new restaurant, purchase the site or lease it from a third party, and build the restaurant and equip it with all required equipment. We then select the franchisee and train the franchisee and supervisory personnel who will run the restaurant. In addition, we finance the purchase of the franchise and lease the restaurant and equipment to the franchisee. After the franchisee is operating the restaurant, we provide continuing support with respect to operations, marketing and new product development.

    Our involvement in the development of new restaurants allows IHOP to command a substantial franchise and development fee. In addition, we derive income from the partial financing of the franchise and development fee and from the leasing of property and equipment to franchisees. However, we also incur substantial obligations in the development, franchising and start-up operations of new restaurants. IHOP's involvement in site selection and development, the training and supervising of franchisees, as well as our control over restaurant property, products and services, are an integral part of our operating philosophy.

    IHOP franchisees are predominantly owner/operators, not passive investors. The majority of franchisees own only one restaurant and only 12 franchisees currently own more than six restaurants. We believe that franchisees who are actively involved in the operation of their restaurants provide a quality of management and commitment to our guests that cannot be matched by salaried managers.

    A majority of new restaurants are franchised to current franchisees or restaurant managers who already understand IHOP's approach to the restaurant business. In the past five years sales to existing franchisees and IHOP employees, or to their immediate families, constituted approximately 85% of franchise sales transactions.

    An initial franchise fee of approximately $200,000 to $350,000 is generally required for a newly developed restaurant, depending on the site. The franchisee normally pays approximately 20% in cash, and we finance the remaining amount over five to eight years. We also receive continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant's sales;
(2) income from the leasing of the restaurant and related equipment; (3) revenue from the sale of certain proprietary products, primarily pancake mixes; (4) a local advertising fee equal to about 2% of the restaurant's sales which is usually paid to a local advertising cooperative; and (5) a national advertising fee equal to 1% of the restaurant's sales. Franchise agreements for restaurants developed directly by franchisees under our Investor and Conversion Programs provide for a reduced initial franchise fee of $50,000, revenue from the sale of certain proprietary products, and royalties and advertising fees as described above.

    We have entered into long-term area licensing agreements covering the state of Florida and the Southern-most counties of Georgia, the province of British Columbia, Canada, and the country of Japan. These agreements provide for royalties ranging from 0.5% to 2% of sales and advertising fees of 0.25% of sales except for Japan which does not pay advertising fees. We also derive revenue from the sale of proprietary products to these area licensees. We treat the revenues from our area licensees as franchise operations revenues for financial reporting purposes. Area licensing arrangements may be used in the future for domestic and/or international expansion.

RESTAURANT OPERATIONS AND SUPPORT

    It is our goal to make every dining experience at an IHOP restaurant a satisfying one. Our franchisees and managers of company-operated restaurants strive always to exceed guests' expectations. We hold firm to the belief that a satisfied customer will be a return customer and will tell others about our restaurants. To help fulfill our guests' expectations, all restaurants are operated in accordance with uniform operating standards and specifications relating to the quality and preparation of menu items, selection of menu items, maintenance, repair and cleanliness of premises, and the appearance and conduct of employees. We have developed our operating standards in consultation with our franchisee operators. These standards are detailed in our Manual of Standard Operating Procedures.

    Each restaurant is assigned an Operations Consultant. He or she regularly visits and evaluates the restaurant to assist that restaurant's management to remain in compliance with the operating guidelines and procedures. At least twice per year, the Operations Consultant conducts a comprehensive written evaluation of every aspect of the restaurant's operations. The Operations Consultant then meets with the franchisee or manager to discuss the results of the evaluation and develop a plan to address any areas needing improvement.

    The IHOP menu offers a large selection of high-quality, moderately-priced products designed to appeal to a broad customer base. These include a wide variety of pancakes, waffles, omelets and breakfast specialties, chicken, steak, sandwiches and dinner specialties. Most IHOP restaurants offer special items for children and seniors at reduced prices. In recognition of local tastes, IHOP restaurants typically offer regional specialties that complement the IHOP core menu. Our Research and Development Department works together with franchisees and our Operations and Marketing departments to continually develop new menu ideas. These new menu items are thoroughly evaluated in our test kitchen and in limited regional tests before being introduced throughout the system. The purpose of adding new items to our menu is to be responsive to our guests' needs and requests, and to keep the menu fresh and appealing to our customers.

    Training is ongoing at all IHOP restaurants. Each prospective franchisee is required to participate in an extensive training program before he or she is sold a franchise. The training program involves classroom study in IHOP's training facility in San Dimas, California, and hands-on operational training in one of our regional training restaurants. Each franchisee learns to cook, wait on tables, serve as a host, wash dishes and perform each of the other myriad tasks necessary to operate a successful restaurant. New restaurant opening teams provide on-site instruction to IHOP restaurant employees to assist in the opening of all new IHOP restaurants.

    The Company's regional headquarters offer additional training courses from time to time on subjects such as suggestive selling, improving service, managing people and diversity.

MARKETING AND ADVERTISING

    Most IHOP franchisees and company-operated restaurants contribute about 2% of their sales to local advertising cooperatives. We also provide additional funding to these cooperatives. The advertising co-ops use these funds to purchase television advertising time and place advertisements in printed media or direct mail. In addition to television advertising, IHOP encourages local area marketing by its franchisees. These marketing programs include discounts and specials aimed at increasing customer traffic and encouraging repeat business.

COMPANY-OPERATED RESTAURANTS

    Company-operated restaurants are those restaurants newly developed by IHOP which have not yet been franchised and those restaurants reacquired by us through negotiation or franchisee defaults. The relative number and identity of company-operated restaurants varies from time to time as we develop new restaurants, reacquire franchised restaurants and franchise new and reacquired restaurants.

    Restaurants that we reacquire from franchisees typically require investment in remodeling and rehabilitation before being refranchised. They may remain as company-operated restaurants for a substantial period of time. As a consequence, some company-operated restaurants are likely to incur operating losses during the period of their rehabilitation.

REMODELING AND REFRANCHISING PROGRAM

    Restaurants that we reacquire are usually underperforming as a result of having been poorly operated and physically neglected. When we reacquire a restaurant, we begin a multi-step rehabilitation program for that restaurant. First these restaurants are physically rehabilitated, then we hire and train the restaurant staff. After these first steps are completed, we implement new marketing and operations programs designed to regain the business of former guests and attract new patrons. After a restaurant has been rehabilitated and its sales volume reaches acceptable levels, the restaurant is refranchised to a qualified franchisee. In the past five years IHOP reacquired a total of 69 restaurants from franchisees and subsequently closed 11 of those restaurants. In those same years restaurants that were refranchised totaled 34.

    In the past five years, IHOP has remodeled and updated approximately 19 then company-operated restaurants at an average cost per restaurant of approximately $81,000. In the period from 1992 through 1997, average sales in remodeled company-operated restaurants have increased approximately 14.1% in the 12 months after the remodeling. We intend to continue this remodeling program with respect to company-operated restaurants on an ongoing basis. Remodeling facilitates the refranchising of these restaurants, enhances the chain's image, and helps to maintain and expand our customer base.

    We also require most of our franchisees, and strongly encourage all of our franchisees, to periodically remodel their restaurants. In the past five years, 226 restaurants have been remodeled by franchisees.

PURCHASING

    IHOP has entered into long-term supply contracts and pricing agreements for various products, such as pancake mixes, pork products, coffee, soft drinks, juices and uniforms to ensure the availability of quality products at competitive prices. We also have negotiated agreements with food distribution companies to limit markups charged on food purchased by individual IHOP restaurants.

COMPETITION AND MARKETS

    The restaurant business is highly competitive and is affected by, among other things, changes in eating habits and preferences, local, regional and national economic conditions, population trends and traffic patterns. The principal bases of competition in the industry are the type, quality and price of the food products served. Additionally, restaurant location, quality and speed of service, advertising, name identification and attractiveness of facilities are important.

    The acquisition of sites is also highly competitive. We are often competing with other restaurant chains and retail businesses for suitable sites for the development of new restaurants.

    Foodservice chains in the United States include the following segments: quick-service sandwich, chicken, pizza, family restaurant, dinner house, grill-buffet, hotel restaurant and contract/catering. IHOP is part of the family restaurant segment. Differentiated chains competing within their segments against each other and local, single-outlet operators characterize the current structure of the U.S. restaurant and institutional foodservice market.

    Information published in 1998 by an industry trade publication ranked IHOP 34th out of the top 100 foodservice chains based on estimated fiscal 1997 system-wide sales in the United States. The same publication included twelve family restaurant chains in its top 100 chains, and IHOP ranked fourth in this segment. A national consumer survey, performed by another restaurant industry publication in 1998, indicated that more than 80% of all Americans are familiar with International House of Pancakes restaurants, making IHOP one of the top two family restaurant chains in terms of consumer awareness. During December 1998, based on a nation-wide sample of IHOP restaurants, the approximate guest check average per IHOP customer was $6.36.

TRADEMARKS AND SERVICE MARKS

    We have registered our trademarks and service marks with the United States Patent and Trademark Office. These include "International House of Pancakes," "IHOP" and variations of each, as well as "Any Time's a Good Time for Breakfast at IHOP," "the Home of the Never Empty Coffee Pot," "Rooty Tooty Fresh 'N Fruity," and "Harvest Grain 'N Nut." We also register new trademarks and service marks from time to time. We are not aware of any infringing uses that could materially affect our business or any prior claim to these marks that would prevent us from using or licensing the use thereof for restaurants in any area of the United States. We have also registered our trademarks and service marks and variations thereof in Japan and Canada for use by our current licensees. Where feasible and appropriate, we register our trademarks and service marks in other nations for future use. Our current registered trademarks and service marks will expire, unless renewed, at various dates from 1999 to 2012. We routinely apply to renew our active trademarks prior to their expiration.

SEASONALITY

    IHOP's business, like that of most restaurant companies, is somewhat seasonal. Our restaurants generally experience greater customer traffic and sales in the warmer months and during the Thanksgiving and Christmas seasons. Restaurants in some resort areas and warm weather climates tend to experience greater customer traffic and sales in the winter months.

GOVERNMENT REGULATION

    IHOP is subject to various federal, state and local laws affecting our business as well as a variety of regulatory provisions relating to zoning of restaurant sites, sanitation, health and safety. As a franchisor, we are subject to state and federal laws regulating various aspects of franchise operations and sales. These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises. In certain cases, they also apply substantive standards to the relationship between franchisor and franchisee, including primarily defaults, termination and non-renewal of franchises.

    Various federal and state labor laws govern our relationships with our employees. These include such matters as minimum wage requirements, overtime and other working conditions. Environmental requirements have not had a material effect on the operations of our company-operated restaurants or the restaurants of our franchisees. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or increased tax reporting and tax payment requirements with respect to employees who receive gratuities could, however, be detrimental to the economic viability of franchisee-operated and company-operated IHOP restaurants.

EMPLOYEES

    At December 31, 1998, we employed approximately 2,400 persons, of whom 250 were full-time, non-restaurant, corporate personnel. We consider relations with our employees to be satisfactory.

ITEM 2. PROPERTIES.

    The table below shows the location and status of the 835 IHOP restaurants as of December 31, 1998:

                                                                 COMPANY-      AREA
LOCATION                                            FRANCHISE    OPERATED    LICENSE    TOTAL
--------------------------------------------------  ----------   ---------   --------   ------
UNITED STATES
Alabama...........................................        8           1           0         9
Arizona...........................................       18           0           0        18
Arkansas..........................................        3           0           0         3
California........................................      151          17           0       168
Colorado..........................................       17           0           0        17
Connecticut.......................................        6           0           0         6
Delaware..........................................        1           0           0         1
Florida...........................................        0           0         111       111
Georgia...........................................       36           1           1        38
Hawaii............................................        2           0           0         2
Idaho.............................................        0           1           0         1
Illinois..........................................       29           8           0        37
Indiana...........................................        4           2           0         6
Kansas............................................        1           1           0         2
Louisiana.........................................        2           0           0         2
Maine.............................................        1           0           0         1
Maryland..........................................       21           4           0        25
Massachusetts.....................................       14           0           0        14
Michigan..........................................       10           3           0        13
Mississippi.......................................        5           0           0         5
Missouri..........................................       11           0           0        11
Nevada............................................       10           3           0        13
New Hampshire.....................................        1           0           0         1
New Jersey........................................       28           1           0        29
New Mexico........................................        1           0           0         1
New York..........................................       31           1           0        32
North Carolina....................................       24           0           0        24
Oklahoma..........................................        1           0           0         1
Oregon............................................        5           8           0        13
Pennsylvania......................................       10           2           0        12
Rhode Island......................................        1           1           0         2
South Carolina....................................       12           0           0        12
Tennessee.........................................       17           0           0        17
Texas.............................................       98           1           0        99
Virginia..........................................       23           0           0        23
Washington........................................        9          10           0        19
Wisconsin.........................................        1           1           0         2

INTERNATIONAL
Canada(1).........................................       12           0           0        12
Japan.............................................        0           0          33        33
                                                        ---          --         ---     ------
Totals............................................      624          66         145       835
                                                        ---          --         ---     ------
                                                        ---          --         ---     ------

------------------------

(1) IHOP reports restaurants in Canada as franchise restaurants although the restaurants are operated under an area license agreement.

    As of December 31, 1998, of the 66 company-operated restaurants, 3 were located on IHOP-owned sites and 63 were located on IHOP-leased sites; of the 624 franchisee-operated restaurants, 42 were located on IHOP-owned sites, 462 were located on IHOP-leased sites and 120 were located on sites owned or leased by franchisees; and all of the restaurants operated by area licensees were located on sites owned or leased by area licensees.

    IHOP's leases with its landlords generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options in favor of IHOP. The leases typically provide for payment of rentals in an amount equal to the greater of a fixed amount or a specified percentage of gross sales and for payment by IHOP of taxes, insurance premiums, maintenance expenses and certain other costs. Historically, we generally have been successful at renewing those leases that expire without further renewal options. However, from time to time we choose not to renew a lease or are unsuccessful in negotiating satisfactory renewal terms. When this occurs the restaurant is closed, deidentified, and possession of the premises is returned to the landlord.

    We lease our principal corporate offices in Glendale, California under a lease having a remaining term of approximately two years with two five-year options to renew. We also lease our regional offices in Lyndhurst, New Jersey; Norcross, Georgia; Lombard, Illinois; Dallas, Texas; Portland, Oregon and Sylmar, California. The Sylmar office also houses our Purchasing and Product Development Departments, which includes a warehouse facility of approximately 6,200 square feet and a test kitchen.

ITEM 3. LEGAL PROCEEDINGS.

    IHOP is subject to various claims and legal actions which arise in the ordinary course of business. We believe such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on the business or financial condition of our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

    Our common stock is traded on the Nasdaq Stock Market's National Market under the symbol "IHOP." As of January 31, 1999, there were approximately 2,500 shareholders.

    The following table sets forth the high and low prices of IHOP's common stock for each quarter of 1998 and 1997 as reported by the Nasdaq National Market.

QUARTER ENDED                              HIGH       LOW
----------------------------------------  -------   -------
March 31, 1998..........................  $39 1/16  $31 1/4
June 30, 1998...........................   47 1/2    37 3/4
September 30, 1998......................   45 7/8    35
December 31, 1998.......................   43        29 1/2

QUARTER ENDED                              HIGH       LOW
----------------------------------------  -------   -------
March 31, 1997..........................  $27 1/4   $23 5/8
June 30, 1997...........................   31 1/8    23 5/8
September 30, 1997......................   37 3/8    30 3/8
December 31, 1997.......................   37 3/8    31

    We have not paid any dividends on our common stock in the last five years and have no plans to do so in 1999. Any future determination to declare dividends will depend on our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. The purchase agreements governing our 7.79% senior notes, our 7.42% senior notes, and our credit agreement with our bank limit the amount of retained earnings available for dividends and investments. At December 31, 1998, approximately $55 million of retained earnings were free of restriction as to distribution as dividends.

ITEM 6. SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL SUMMARY

                                                                              YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------
                                                              1998(a)     1997      1996         1995          1994
                                                              --------  --------  ---------   -----------    --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Revenues
  Franchise operations......................................  $145,955  $123,842  $ 110,544   $    98,973    $ 87,947
  Sales of franchises and equipment.........................    40,347    28,864     25,573        22,202      20,869
  Company operations........................................    69,906    61,839     53,677        43,001      40,732
                                                              --------  --------  ---------   -----------    --------
    Total revenues..........................................   256,208   214,545    189,794       164,176     149,548
                                                              --------  --------  ---------   -----------    --------
Costs and expenses
  Franchise operations......................................    58,539    51,137     47,783        43,639      39,773
  Cost of sales of franchises and equipment.................    26,628    17,814     15,954        13,058      11,381
  Company operations........................................    65,711    58,001     50,852        41,621      37,507
  Field, corporate and administrative.......................    32,381    28,409     25,066        21,907      21,881
  Depreciation and amortization.............................    11,271    10,029      8,279         6,918       6,382
  Interest..................................................    17,417    14,649     11,691         8,873       6,805
  Other (income) and expense, net...........................     1,456       220       (582)        1,459(b)      835
                                                              --------  --------  ---------   -----------    --------
    Total costs and expenses................................   213,403   180,259    159,043       137,475     124,564
                                                              --------  --------  ---------   -----------    --------
Income before income taxes..................................    42,805    34,286     30,751        26,701(b)   24,984
Provision for income tax....................................    16,694    13,372     12,147        10,547(b)    9,869
                                                              --------  --------  ---------   -----------    --------
Net income..................................................  $ 26,111  $ 20,914  $  18,604   $    16,154(b) $ 15,115
                                                              --------  --------  ---------   -----------    --------
                                                              --------  --------  ---------   -----------    --------
Net income per share(c)
  Basic.....................................................  $   2.66  $   2.18  $    1.97   $      1.73(b) $   1.65
                                                              --------  --------  ---------   -----------    --------
                                                              --------  --------  ---------   -----------    --------
  Diluted...................................................  $   2.61  $   2.15  $    1.95   $      1.70(b) $   1.60
                                                              --------  --------  ---------   -----------    --------
                                                              --------  --------  ---------   -----------    --------
Weighted average shares outstanding(c)
  Basic.....................................................     9,829     9,596      9,444         9,319       9,159
                                                              --------  --------  ---------   -----------    --------
                                                              --------  --------  ---------   -----------    --------
  Diluted...................................................    10,016     9,743      9,523         9,488       9,444
                                                              --------  --------  ---------   -----------    --------
                                                              --------  --------  ---------   -----------    --------

BALANCE SHEET DATA (END OF PERIOD)
  Cash and cash equivalents.................................  $  8,577  $  5,964  $   8,658   $     3,860    $  2,036
  Property and equipment, net...............................   161,689   142,751    120,854        87,795      69,550
  Total assets..............................................   445,899   382,593    328,889       252,057     202,553
  Long-term debt............................................    49,765    54,950     58,564        30,584      34,855
  Capital lease obligations.................................   129,861   102,578     80,673        61,836      43,180
  Shareholders' equity(d)...................................   187,868   156,184    129,357       108,297      88,299

------------------------

(a) Fiscal 1998 is comprised of 53 weeks (371 days); all other years are comprised of 52 weeks (364 days).

(b) Includes severance charges associated with a realignment of responsibilities in IHOP's restaurant operations, restaurant development and purchasing functions of $800,000, or $484,000 net of income tax benefit, or $.05 per share.

(c) Net income per share and weighted average shares outstanding for each of the three years ended December 31, 1996, have been restated in accordance with SFAS No. 128 (see Note 1 to the Consolidated Financial Statements).

(d) IHOP has not paid any dividends on our common stock in the last five years and has no plans to do so in 1999. Any future determination to declare dividends will depend on our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

    IHOP's revenues are recorded in three categories: franchise operations, sales of franchises and equipment, and company operations.

    Franchise operations includes payments from franchisees of rents, royalties and advertising fees, proceeds from the sale of proprietary products to distributors, franchisees and area licensees, interest income received in connection with the financing of franchise and development fees and equipment sales, interest income received from direct financing leases on franchised restaurant buildings, and payments from area licensees of royalties and advertising fees.

    The mix and number of restaurants franchised affect revenues from sales of franchises and equipment and their associated costs of sales. We franchise four kinds of restaurants: restaurants newly developed by IHOP, restaurants developed by franchisees, restaurants developed by area licensees and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, have little if any franchise cost of sales and have equipment in excess of $300,000 that is usually sold at a price that includes little or no profit margin. Franchise rights for restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale. Area license rights are normally granted in return for a one-time development fee that is recognized ratably as restaurants are developed in the area. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $300,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings and the number of restaurants in our inventory of restaurants that are available for refranchising.

    Company operations revenues are retail sales at IHOP-operated restaurants.

    We report separately those expenses that are attributable to franchise operations, the cost of sales of franchises and equipment and company operations. Expenses recorded under field, corporate and administrative, depreciation and amortization, and interest relate to franchise operations, sales of franchises and equipment, and company operations.

    Other income and expense, net consists of revenues and expenses not related to IHOP's core business operations. These include gains and losses realized from closing and selling restaurants and are unpredictable in timing and amount.

    Our results of operations are impacted by the timing of additions of new restaurants, and by the timing of the franchising of those restaurants. When a restaurant is franchised, we no longer include in revenues the retail sales from such restaurant, but receive a one-time franchise and development fee, periodic interest on the portion of such fee financed by us and recurring payments from franchisees described above and recorded under franchise operations.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data for IHOP restaurants:

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1998(a)         1997          1996
                                                              -------------   -----------   -----------
                                                                       (DOLLARS IN THOUSANDS)
Restaurant Data
  Effective restaurants(b)
    Franchise...............................................            585           540           503
    Company.................................................             72            66            57
    Area license............................................            145           140           134
                                                              -------------   -----------   -----------
      Total.................................................            802           746           694
                                                              -------------   -----------   -----------
                                                              -------------   -----------   -----------
System-wide
  Sales(c)..................................................  $   1,040,305   $   903,140   $   796,555
    Percent increase........................................           15.2%         13.4%         11.4%
  Average sales per effective restaurant....................  $       1,297   $     1,211   $     1,148
    Percent increase........................................            7.1%          5.5%          2.6%
  Comparable average sales per restaurant(d)................  $       1,327   $     1,248   $     1,174
    Percent increase........................................            2.7%          3.7%          1.7%
Franchise
  Sales.....................................................  $     835,957   $   709,420   $   622,969
    Percent increase........................................           17.8%         13.9%         13.5%
  Average sales per effective restaurant....................  $       1,429   $     1,314   $     1,239
    Percent increase........................................            8.8%          6.1%          4.6%
  Comparable average sales per restaurant(d)................  $       1,365   $     1,292   $     1,207
    Percent increase........................................            2.7%          4.0%          1.7%
Company
  Sales.....................................................  $      69,906   $    61,839   $    53,677
    Percent increase........................................           13.0%         15.2%         24.8%
  Average sales per effective restaurant....................  $         971   $       937   $       942
    Percent change..........................................            3.6%         (0.5)%         7.3%
Area License
  Sales.....................................................  $     134,442   $   131,881   $   119,909
    Percent change..........................................            1.9%         10.0%         (2.6)%
  Average sales per effective restaurant....................  $         927   $       942   $       895
    Percent change..........................................           (1.6)%         5.3%         (7.6)%

------------------------

(a) Fiscal year 1998 is comprised of 53 weeks (371 days), and fiscal years 1997 and 1996 are each comprised of 52 weeks (364 days).

(b) "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open only a portion of the period.

(c) "System-wide sales" are retail sales of franchisees, area licensees and company-operated restaurants, as reported to IHOP.

(d) "Comparable average sales" reflect sales for restaurants that are operated for the entire fiscal period in which they are being compared. System-wide comparable average sales do not include data on restaurants located in Florida and Japan.

    The following table summarizes IHOP's restaurant development and franchising activity:

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                              1998    1997    1996    1995    1994
                                                              -----   -----   -----   -----   -----
RESTAURANT DEVELOPMENT ACTIVITY
IHOP--beginning of year.....................................  787     729     678     620     572
  New openings
    IHOP-developed..........................................   56      45      45      40      30
    Investor and conversion programs........................   13      13      11      17      14
    Area license............................................    4       9       7       8      10
                                                              -----   -----   -----   -----   -----
  Total new openings........................................   73      67      63      65      54
                                                              -----   -----   -----   -----   -----
  Closings
    Company and franchise...................................  (21)     (9)    (10)     (7)     (5)
    Area license............................................   (4)     --      (2)     --      (1)
                                                              -----   -----   -----   -----   -----
IHOP--end of year...........................................  835     787     729     678     620
                                                              -----   -----   -----   -----   -----
                                                              -----   -----   -----   -----   -----

Summary--end of year
  IHOP
    Franchise...............................................  624     571     535     496     451
    Company.................................................   66      71      58      51      46
    Area license............................................  145     145     136     131     123
                                                              -----   -----   -----   -----   -----
  Total IHOP................................................  835     787     729     678     620
                                                              -----   -----   -----   -----   -----
                                                              -----   -----   -----   -----   -----

RESTAURANT FRANCHISING ACTIVITY
IHOP-developed..............................................   60      45      41      36      32
Investor and conversion programs............................   13      13      11      17      14
Rehabilitated and refranchised..............................   10       6       5       3      10
                                                              -----   -----   -----   -----   -----
  Total restaurants franchised..............................   83      64      57      56      56
Reacquired by IHOP..........................................  (17)    (23)    (11)     (8)    (10)
Closed......................................................  (13)     (5)     (7)     (3)     (2)
                                                              -----   -----   -----   -----   -----
  Net addition..............................................   53      36      39      45      44
                                                              -----   -----   -----   -----   -----
                                                              -----   -----   -----   -----   -----

    The following discussion and analysis provides information we believe is relevant to an assessment and understanding of IHOP's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Certain forward-looking statements are contained in this annual report. They use such words as "may," "will," "expect," "believe," "plan," or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: availability of suitable locations and terms of the sites designated for development; legislation and government regulation including the ability to obtain satisfactory regulatory approvals; conditions beyond IHOP's control such as weather or natural disasters; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the International House of Pancakes brand and concept by guests and franchisees; IHOP's overall marketing, operational and financial performance; IHOP's ability to mitigate the impact of the year 2000 issue successfully; economic and political conditions; adoption of new, or changes in, accounting policies and practices and other factors discussed from time to time in our filings with the Securities and Exchange Commission. Forward-looking information is provided by us pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. In addition, we disclaim any intent or obligation to update these forward-looking statements.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

    The year ended December 31, 1998, is comprised of 53 weeks (371 days), and the year ended December 31, 1997, is comprised of 52 weeks (364 days).

    IHOP's system-wide retail sales in 1998 were $1,040,305,000, a 15.2% increase over the prior year. This growth was due to an increase of 7.5% in the number of effective restaurants and a 7.1% increase in the retail sales per effective restaurant. System-wide comparable average sales per restaurant for 1998 grew by 2.7%. We continue to pursue growth in sales through our restaurant development program, our advertising, marketing and product development efforts, improvements in customer service and operations, and our remodeling program.

    Franchise operations revenues for 1998 grew 17.9%. This was primarily due to increases in the number of effective franchised restaurants of 8.3% and increases in the retail sales per effective franchised restaurant of 8.8%. Franchise operations costs and expenses for 1998 increased 14.5%. As a result of franchise operations revenues increasing in excess of franchise operations expenses, franchise operations margin rose to 59.9% in 1998 from 58.7% in 1997. The margin increased primarily because of (1) improved rent margin due, in part, to an increase in the number of IHOP-owned restaurants which do not have rent expense and (2) growth in interest income from IHOP's financing of sales of franchises and equipment and from direct financing leases of restaurant buildings to its franchisees.

    Sales of franchises and equipment grew 39.8%. This was primarily due to the increase in the number of restaurants franchised to 83 in 1998 from 64 in 1997. The cost of sales of franchises and equipment rose 49.5% primarily due to the increase in the number of restaurants franchised and the mix of restaurants franchised. In 1998 IHOP refranchised 10 restaurants which had been previously reacquired compared with 6 in the prior year.

    Company-operated restaurant revenues in 1998 grew 13.0%. This was primarily due to an increase in the effective number of company-operated restaurants of 9.1% and an increase in the revenues per effective company-operated restaurant of 3.6%. Company-operated restaurant costs and expenses for 1998 increased 13.3%. Margin at company-operated restaurants in 1998 was 6.0% compared to 6.2% in 1997. The change in margin was primarily due to moderate increases in salaries and wages as a percentage of revenues.

    Field, corporate and administrative costs and expenses in 1998 increased 14.0%. The rise in expenses was primarily due to normal increases in salaries and wages and additional employees necessary to support our growth. Field, corporate and administrative expenses were 3.1% of system-wide sales in 1998 and 3.2% in 1997.

    Depreciation and amortization expense in 1998 increased by 12.4%. This was primarily due to the addition of new restaurants and an increase in the number of effective company-operated restaurants during the year.

    Interest expense increased 18.9% due to interest associated with additional capital leases.

    The balance of long-term receivables at December 31, 1998, increased primarily due to IHOP's financing activities associated with the sales of franchises and equipment and the leasing of restaurants to our franchisees.

    The balance of property and equipment, net at December 31, 1998, increased primarily due to new restaurant development.

    The balance of capital lease obligations and other at December 31, 1998, increased primarily because of capital lease obligations incurred due to new restaurant development.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

    IHOP's system-wide retail sales in 1997 were $903,140,000, a 13.4% increase over the prior year. This growth was due to an increase of 7.5% in the number of effective restaurants and a 5.5% increase in the retail sales per effective restaurant. System-wide comparable average sales per restaurant for 1997 grew by 3.7%.

    Franchise operations revenues for 1997 grew 12.0%. This was primarily due to increases in the number of effective franchised restaurants of 7.4% and in the retail sales per effective franchised restaurant of 6.1%. Franchise operations costs and expenses for 1997 increased 7.0%. As a result of franchise operations revenues increasing in excess of franchise operations expenses, franchise margin rose to 58.7% in 1997 from 56.8% in 1996. The margin increased primarily because of (1) improved rent margin due, in part, to an increase in the number of IHOP-owned restaurants which do not have rent expense and (2) growth in interest income from IHOP's financing of sales of franchises and equipment and from direct financing leases of restaurant buildings to its franchisees.

    Sales of franchises and equipment grew 12.9%. This was primarily due to an increase in the number of restaurants franchised to 64 in 1997 from 57 in 1996. The cost of sales of franchises and equipment increased 11.7%, in line with the growth in sales.

    Company-operated restaurant revenues in 1997 grew 15.2%. This was primarily due to an increase in the effective number of company-operated restaurants of 15.8% partially offset by a decrease in the revenues per effective company-operated restaurant of 0.5%. Company-operated restaurant costs and expenses for 1997 increased 14.1%. Margin at company-operated restaurants in 1997 was 6.2% compared to 5.3% in 1996. The improvement in margin was primarily due to operating reductions in food costs as a percentage of revenues.

    Field, corporate and administrative costs and expenses in 1997 increased 13.3%. The rise in expenses was primarily due to normal increases in salaries and wages and the addition of employees to support our growth. Field, corporate and administrative expenses were 3.2% of system-wide sales in both 1997 and 1996.

    Depreciation and amortization expense in 1997 increased 21.1%. This was primarily due to the addition of new restaurants and an increase in the number of effective company-operated restaurants.

    Interest expense increased 25.3% in 1997. This was primarily due to (1) interest associated with additional capital lease obligations and (2) increased debt levels due to the private placement of $35 million in senior notes in November 1997.

    The balance of long-term receivables at December 31, 1997, increased primarily due to IHOP's financing activities associated with the sales of franchises and equipment and the leasing of restaurants to our franchisees.

    The balance of property and equipment, net at December 31, 1997, increased primarily due to new restaurant development.

    The balance of capital lease obligations and other at December 31, 1997, increased primarily because of capital lease obligations incurred due to new restaurant development.

LIQUIDITY AND CAPITAL RESOURCES

    We invest in our business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older company-operated restaurants.

    In 1998 we and our franchisees and area licensees developed and opened 73 IHOP restaurants. Of these, we developed and opened 56 restaurants, and franchisees and area licensees developed and opened 17 restaurants. Capital expenditures in 1998, which included our portion of the above development program, were $71.8 million. Funds for investment primarily came from operations, $53.9 million, and sale and leaseback arrangements of restaurant land and buildings, $26.4 million. We also incurred capital lease obligations of $28.9 million, a portion of which was due to the sale and leaseback transactions, and all of which was related to the acquisition of restaurant buildings.

    In 1999 IHOP and its franchisees and area licensees plan to develop and open approximately 80 to 90 restaurants. Included in that number are the development of 60 to 65 new restaurants by us and the development of 20 to 25 restaurants by our franchisees and area licensees. Capital expenditure projections for 1999, which include our portion of the above development program, are approximately $75 to $85 million. In November 1999 the fourth annual installment of $4.6 million in principal becomes due on our senior notes due 2002. We believe that funds from operations, sale and leaseback arrangements (estimated to be about $30 to 35 million) and our $20 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures and our principal repayment on our senior notes in 1999. At December 31, 1998, $20 million was available to be borrowed under our unsecured bank revolving credit agreement.

YEAR 2000 COMPLIANCE

    The Year 2000 issue is primarily a result of computer programs being written using two digits, e.g. "99," to define a year. Date sensitive hardware and software may recognize the year "00" as the year 1900 rather than the year 2000. This would result in errors and miscalculations or even system failure causing disruptions in everyday business activities and transactions. Software is termed Year 2000 compliant when it is capable of performing transactions correctly in the year 2000.

    IHOP's information technology ("IT") systems include our financial software for accounting and payroll, our network hardware and software and our restaurant point-of-sale (POS) systems. In 1996 and 1997 we installed new client-server software and hardware to perform accounting and payroll functions. In 1998 we upgraded our network hardware and software to current release versions. The various vendors of these hardware and software systems have represented to IHOP that they are Year 2000 compliant. Most of our POS systems have been supplied by one vendor. That vendor had represented to IHOP in 1997 that these systems were Year 2000 compliant, but has now informed us that the systems are not Year 2000 compliant. We are currently finalizing our agreement with the vendor to supply, free of charge, upgrades to make our POS systems Year 2000 compliant. In some older POS systems, upgraded hardware will be necessary to run the new versions of the software. Costs to upgrade or replace existing hardware range from approximately $500 to $5,000 per POS system for these older systems. Costs to be incurred in company-operated restaurants are included in IHOP's estimated future remediation and testing costs discussed below. We expect to have our POS systems Year 2000 compliant by September 30, 1999.

    Our non-IT systems consist primarily of our telephone switching equipment and restaurant operating equipment. We have upgraded our telephone switching equipment where necessary. Our initial assessment of our restaurant operating equipment has indicated that modification or replacement will not be necessary as a result of the Year 2000 issue. Therefore we are not currently remediating this operating equipment. However, the existence of non-compliant embedded technology in this type of equipment is, by nature, more difficult to identify and repair than in computer hardware and software.

    We are working with a major IT consulting company to develop plans to test all of our IT and non-IT systems to ensure that they are Year 2000 compliant. Completion of the testing phase for all significant systems is expected by September 30, 1999.

    IHOP's most significant third-party business partners consist of restaurant food and supplies vendors who serve the IHOP chain. An initial inventory of our significant third-party partners has been completed and letters mailed requesting information regarding each party's Year 2000 compliance status. To date we have received responses from about 80% of these vendors, all of which indicate that the vendor is now or will be Year 2000 compliant prior to January 1, 2000. IHOP intends to develop contingency plans by July 31, 1999 for any vendors that appear to have substantial Year 2000 operational risks. Such contingency plans may include a change of vendors to minimize our risk.

    Information received from our primary bank indicates that the bank will be Year 2000 compliant prior to January 1, 2000.

    A Year 2000 information package will be sent to all franchisees by March 31, 1999. It will explain the Year 2000 issue and associated business risks and will provide information to assist the franchisees in assessing and remediating their Year 2000 risks. IHOP will continue its efforts to raise awareness and inform franchisees of the risks posed by the Year 2000 throughout fiscal year 1999.

    To date IHOP's costs specifically related to the Year 2000 issue in IT and non-IT systems have been less than $250,000. Future remediation and testing costs are currently estimated at $250,000 or less, although these costs could increase substantially if remediation of restaurant operating equipment becomes necessary.

    We believe that we have an effective plan in place to resolve the Year 2000 issue in a timely manner. However, due to the unusual nature of the problem and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty what will happen after December 31, 1999. For example, if there are general public infrastructure failures, IHOP will not have contingency plans available to it to operate restaurants under those conditions. As a result, those restaurants affected will be unable to operate until the failures are resolved.

    Despite our Year 2000 remediation, testing efforts and contingency planning, there may be disruptions and unexpected business problems caused by IT systems, non-IT systems or third party vendors during the early months of the year 2000. IHOP is making diligent efforts to assess the Year 2000 readiness of our significant business partners and will develop contingency plans for critical areas where we believe our exposure to Year 2000 risk is the greatest. However, despite our best efforts, we may encounter unanticipated third party failures or a failure to have successfully concluded our systems remediation efforts. Any of these unforeseen events could have a material adverse impact on IHOP's results of operations, financial condition or cash flows. Additionally, any prolonged inability of a significant number of our franchisees to operate their restaurants and remit payments to us could have a material adverse effect on us. The amount of any potential losses related to these occurrences cannot be reasonably estimated at this time.

    The most likely worst case scenario for IHOP is that a significant number of our restaurants will be unable to operate for a few days due to public infrastructure failures and/or food supply problems. Some restaurants may have longer-term problems lasting a few weeks. The failure of restaurants to operate would result in reduced revenues and cash flows for IHOP during the period of disruption. Loss of company-operated restaurant revenues would be partially mitigated by reduced costs. Loss of revenues from franchise operations would more directly impact our profitability. The impact to IHOP of one lost day of operations, on average, for all franchised restaurants is projected to be approximately $500,000. Our gross profit on franchise operations in 1998 was 59.9%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    IHOP is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

    IHOP's exposure to interest rate risk relates to its $20 million revolving credit agreement with its bank. Borrowings under the agreement bear interest at the bank's reference rate (prime) or, at IHOP's option, at the bank's quoted rate or at a Eurodollar rate. There were no borrowings outstanding under this agreement at December 31, 1998, and the largest amount outstanding under the agreement during 1998 was $12 million. The impact on our results of operations due to a hypothetical 1% interest rate change would be immaterial.

    Many of the food products purchased by IHOP and its franchisees and area licensees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. We attempt to mitigate price fluctuations by entering into forward-purchasing agreements on items such as coffee, pancake mixes, pork products, soft drinks and orange juice. Extreme changes in commodity prices and/or long-term changes could affect IHOP's franchisees, area licensees and company-operated restaurants adversely. However, any changes in commodity prices would also affect IHOP's competitors at about the same time as IHOP. We expect that in most cases the IHOP system could pass increased commodity prices through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices. We believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to IHOP's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                           REFERENCE
                                                                                                         -------------
Consolidated Balance Sheets as of December 31, 1998 and 1997...........................................           19
Consolidated Statements of Operations for each of the three years in the period ended December 31,
  1998.................................................................................................           20
Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December
  31, 1998.............................................................................................           21
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31,
  1998.................................................................................................           22
Notes to the Consolidated Financial Statements.........................................................           23
Report of Independent Accountants......................................................................           35

                          IHOP CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Assets

Current assets
  Cash and cash equivalents...............................................................  $    8,577  $    5,964
  Receivables.............................................................................      28,461      30,490
  Reacquired franchises and equipment held for sale, net..................................       2,284       2,321
  Inventories.............................................................................       1,222       1,378
  Prepaid expenses........................................................................         274         629
                                                                                            ----------  ----------
    Total current assets..................................................................      40,818      40,782
                                                                                            ----------  ----------
Long-term receivables.....................................................................     217,156     171,967
Property and equipment, net...............................................................     161,689     142,751
Reacquired franchises and equipment held for sale, net....................................      12,943      13,151
Excess of costs over net assets acquired, net.............................................      12,054      12,481
Other assets..............................................................................       1,239       1,461
                                                                                            ----------  ----------
    Total assets..........................................................................  $  445,899  $  382,593
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Liabilities and Shareholders' Equity

Current liabilities
  Current maturities of long-term debt....................................................  $    5,386  $    4,973
  Accounts payable........................................................................      22,589      20,626
  Accrued employee compensation and benefits..............................................       6,017       4,595
  Other accrued expenses..................................................................       5,309       4,602
  Deferred income taxes...................................................................       2,560       3,468
  Capital lease obligations...............................................................       1,388       1,062
                                                                                            ----------  ----------
    Total current liabilities.............................................................      43,249      39,326
                                                                                            ----------  ----------
Long-term debt............................................................................      49,765      54,950
Deferred income taxes.....................................................................      34,708      28,862
Capital lease obligations and other.......................................................     130,309     103,271
Shareholders' equity
  Preferred stock, $1 par value, 10,000,000 shares authorized; issued and outstanding:
    1997 and 1996, no shares..............................................................          --          --
  Common stock, $.01 par value, 40,000,000 shares authorized; shares issued and outstanding: 1998, 9,881,580 shares (net of 4,620 treasury shares); 1997, 9,709,261
    shares (net of 1,539 treasury shares).................................................          99          97
  Additional paid-in capital (net of treasury shares at cost: 1998, $154;
    1997, $39)............................................................................      60,100      54,629
  Retained earnings.......................................................................     126,269     100,158
  Contribution to ESOP....................................................................       1,400       1,300
                                                                                            ----------  ----------
    Total shareholders' equity............................................................     187,868     156,184
                                                                                            ----------  ----------
    Total liabilities and shareholders' equity............................................  $  445,899  $  382,593
                                                                                            ----------  ----------
                                                                                            ----------  ----------

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Revenues
Franchise operations
  Rent.......................................................................  $   39,787  $   33,692  $   29,642
  Service fees and other.....................................................     106,168      90,150      80,902
                                                                               ----------  ----------  ----------
                                                                                  145,955     123,842     110,544
Sales of franchises and equipment............................................      40,347      28,864      25,573
Company operations...........................................................      69,906      61,839      53,677
                                                                               ----------  ----------  ----------
    Total revenues...........................................................     256,208     214,545     189,794
                                                                               ----------  ----------  ----------
Costs and Expenses
Franchise operations
  Rent.......................................................................      19,874      17,784      16,301
  Other direct costs.........................................................      38,665      33,353      31,482
                                                                               ----------  ----------  ----------
                                                                                   58,539      51,137      47,783
Cost of sales of franchises and equipment....................................      26,628      17,814      15,954
Company operations...........................................................      65,711      58,001      50,852
Field, corporate and administrative..........................................      32,381      28,409      25,066
Depreciation and amortization................................................      11,271      10,029       8,279
Interest.....................................................................      17,417      14,649      11,691
Other (income) and expense, net..............................................       1,456         220        (582)
                                                                               ----------  ----------  ----------
    Total costs and expenses.................................................     213,403     180,259     159,043
                                                                               ----------  ----------  ----------
Income before income taxes...................................................      42,805      34,286      30,751
Provision for income tax.....................................................      16,694      13,372      12,147
                                                                               ----------  ----------  ----------
Net income...................................................................  $   26,111  $   20,914  $   18,604
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net Income Per Share
  Basic......................................................................  $     2.66  $     2.18  $     1.97
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Diluted....................................................................  $     2.61  $     2.15  $     1.95
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted Average Shares Outstanding
  Basic......................................................................       9,829       9,596       9,444
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Diluted....................................................................      10,016       9,743       9,523
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               COMMON STOCK         ADDITIONAL               CONTRIBUTION
                                         -------------------------    PAID-IN     RETAINED        TO
                                            SHARES       AMOUNT       CAPITAL     EARNINGS       ESOP         TOTAL
                                         ------------  -----------  -----------  ----------  -------------  ----------
Balance, December 31, 1995.............     9,375,515   $      94    $  46,363   $   60,640    $   1,200    $  108,297
                                         ------------         ---   -----------  ----------       ------    ----------
Issuance of shares to ESOP.............        44,445          --        1,200           --       (1,200)           --
Issuance of shares pursuant to stock
  plans................................        47,334           1        1,092           --           --         1,093
Unearned compensation-- restricted
  stock................................            --          --          113           --           --           113
Contribution to ESOP...................            --          --           --           --        1,250         1,250
Net income.............................            --          --           --       18,604           --        18,604
                                         ------------         ---   -----------  ----------       ------    ----------
Balance, December 31, 1996.............     9,467,294          95       48,768       79,244        1,250       129,357
                                         ------------         ---   -----------  ----------       ------    ----------
Issuance of shares to ESOP.............        46,083           1        1,249           --       (1,250)           --
Issuance of shares pursuant to stock
  plans................................       197,423           1        4,719           --           --         4,720
Unearned compensation-- restricted
  stock................................            --          --          (68)          --           --           (68)
Acquisition of treasury shares.........        (1,539)         --          (39)          --           --           (39)
Contribution to ESOP...................            --          --           --           --        1,300         1,300
Net income.............................            --          --           --       20,914           --        20,914
                                         ------------         ---   -----------  ----------       ------    ----------
Balance, December 31, 1997.............     9,709,261          97       54,629      100,158        1,300       156,184
                                         ------------         ---   -----------  ----------       ------    ----------
Issuance of shares to ESOP.............        36,491          --        1,300           --       (1,300)           --
Issuance of shares pursuant to stock
  plans................................       138,909           2        4,094           --           --         4,096
Unearned compensation-- restricted
  stock................................            --          --          192           --           --           192
Acquisition of treasury shares.........        (3,081)         --         (115)          --           --          (115)
Contribution to ESOP...................            --          --           --           --        1,400         1,400
Net income.............................            --          --           --       26,111           --        26,111
                                         ------------         ---   -----------  ----------       ------    ----------
Balance, December 31, 1998.............     9,881,580   $      99    $  60,100   $  126,269    $   1,400    $  187,868
                                         ------------         ---   -----------  ----------       ------    ----------
                                         ------------         ---   -----------  ----------       ------    ----------

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Cash flows from operating activities
  Net income.....................................................................  $  26,111  $  20,914  $  18,604
  Adjustments to reconcile net income to cash provided by operating activities...
  Depreciation and amortization..................................................     11,271     10,029      8,279
  Deferred taxes.................................................................      4,938      2,958      4,441
  Contribution to ESOP...........................................................      1,400      1,300      1,250
  Change in current assets and liabilities
    Accounts receivable..........................................................      2,672        648     (6,250)
    Inventories..................................................................        156       (198)      (388)
    Prepaid expenses.............................................................        355         47       (443)
    Accounts payable.............................................................      1,963      3,152      1,495
    Accrued employee compensation and benefits...................................      1,422      1,921      1,112
    Other accrued expenses.......................................................        707       (422)     1,697
  Other, net.....................................................................      2,914      1,226      1,804
                                                                                   ---------  ---------  ---------
      Cash provided by operating activities......................................     53,909     41,575     31,601
                                                                                   ---------  ---------  ---------
Cash flows from investing activities
  Additions to property and equipment............................................    (71,821)   (59,687)   (57,159)
  Proceeds from sale and leaseback arrangements..................................     26,377     17,995      7,593
  Additions to notes, equipment contracts and direct financing leases
    receivable...................................................................    (12,876)   (10,209)   (11,427)
  Principal receipts from notes, equipment contracts and direct financing leases
    receivable...................................................................      9,747      8,562      7,019
  Additions to reacquired franchises held for sale...............................     (1,443)    (1,917)      (339)
                                                                                   ---------  ---------  ---------
      Cash used by investing activities..........................................    (50,016)   (45,256)   (54,313)
                                                                                   ---------  ---------  ---------
Cash flows from financing activities.............................................
  Proceeds from issuance of long-term debt.......................................     12,235      1,440     34,514
  Repayment of long-term debt....................................................    (16,632)    (4,631)    (7,478)
  Principal payments on capital lease obligations................................       (728)      (487)      (419)
  Exercise of stock options......................................................      3,845      4,665        893
                                                                                   ---------  ---------  ---------
    Cash provided (used) by financing activities.................................     (1,280)       987     27,510
                                                                                   ---------  ---------  ---------
Net change in cash and cash equivalents..........................................      2,613     (2,694)     4,798
Cash and cash equivalents at beginning of period.................................      5,964      8,658      3,860
                                                                                   ---------  ---------  ---------
    Cash and cash equivalents at end of period...................................  $   8,577  $   5,964  $   8,658
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Supplemental disclosures
  Interest paid, net of capitalized amounts......................................  $  16,947  $  14,478  $  11,300
  Income taxes paid..............................................................     10,196     10,680      7,588
  Capital lease obligations incurred.............................................     28,947     22,778     19,786

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    OPERATIONS

    IHOP Corp. and its subsidiaries, referred to as "IHOP," engage exclusively in the food-service industry, primarily in the United States, wherein we franchise and operate restaurants. IHOP grants credit to our franchisees and licensees, all of whom are in the restaurant business. In the majority of our franchised operations, we have developed restaurants on sites that we either own or control through leases. We then lease or sublease the restaurants to our franchisees. Additionally, we finance up to 80% of the initial franchise fee, lease restaurant equipment and fixtures to our franchisees, sell proprietary products to our franchisees and area licensees, and provide marketing and promotional services to our franchisees and area licensees.

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of IHOP Corp. and its subsidiaries. Intercompany accounts and transactions have been eliminated.

    FISCAL PERIODS

    IHOP's fiscal year ends on the Sunday nearest to December 31 of each year. For convenience, we report all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The fiscal year ended December 31, 1998, is comprised of 53 weeks (371 days), and the fiscal years ended December 31, 1997 and 1996, are comprised of 52 weeks (364 days).

    ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires IHOP management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    IHOP at times purchases highly liquid, investment-grade securities with an original maturity of three months or less. These cash equivalents are stated at cost which approximates market value. We do not believe that we are exposed to any significant credit risk on cash and cash equivalents.

    INVENTORIES

    Inventories consisting of merchandise and supplies are stated at the lower of cost (on a first-in, first-out basis) or market.

                          IHOP CORP. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives as follows:

CATEGORY                                        DEPRECIABLE LIFE
----------------------------------------------  ----------------------------------------------
Buildings and improvements                      Shorter of lease term or 25 years
Leaseholds and improvements                     3-25 years
Equipment and fixtures                          3-10 years
Properties under capital lease                  Primary lease term

    Leaseholds and improvements are amortized over a period not exceeding the term of the lease.

    Impairment losses to long-lived assets are recognized when the carrying amount of an asset exceeds the estimated fair value of the asset.

    EXCESS OF COSTS OVER NET ASSETS ACQUIRED

    The excess of costs over net assets acquired is amortized utilizing the straight-line method over forty years. Accumulated amortization at December 31, 1998 and 1997, was $5,032,000 and $4,606,000, respectively.

    FRANCHISE REVENUES

    Revenues from the sales of franchises are recognized as income when IHOP has substantially performed all of its material obligations under the franchise agreement, and the franchisee has commenced operations. Continuing service fees, which are a percentage of the net sales of franchised operations, are accrued as income when earned.

    LEASING

    IHOP leases equipment consisting of restaurant equipment, furniture and fixtures to our franchisees and retains title to the leased equipment. These equipment contracts are accounted for as sales-type leases upon acceptance of the equipment by the franchisee. Leases of restaurant facilities are recorded as direct financing leases upon acceptance.

    PREOPENING EXPENSES

    Expenditures related to the opening of new restaurants, other than those for capital assets, are charged to expense when incurred.

    ADVERTISING

    Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 1998, 1997 and 1996, were $26,960,000, $22,748,000 and
$20,450,000, respectively.

                          IHOP CORP. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted marginal tax rates and laws that will be in effect when the differences are expected to reverse.

    NET INCOME PER SHARE

    Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercises of stock options using the treasury stock method. Net income per share and weighted average shares outstanding for the period ending December 31, 1996, have been restated in accordance with SFAS No. 128.

    COMPREHENSIVE INCOME

    Comprehensive income includes net income and other comprehensive income components which under GAAP bypass the income statement and are reported in the balance sheet as a separate component of equity. For the three years ended December 31, 1998, IHOP had no other comprehensive income components as defined by GAAP. As a result, net income is the same as comprehensive income for the three years ended December 31, 1998.

    RECLASSIFICATION

    Certain reclassifications have been made to prior year information to conform to the current year presentation.

2.  RECEIVABLES

                                                                                     1998        1997
                                                                                  ----------  ----------
                                                                                      (IN THOUSANDS)
Accounts receivable.............................................................  $   18,813  $   20,881
Notes receivable................................................................      39,554      34,347
Equipment contracts receivable..................................................      80,690      63,714
Direct financing leases receivable..............................................     107,766      84,117
                                                                                  ----------  ----------
                                                                                     246,823     203,059
Less allowance for doubtful accounts............................................       1,206         602
                                                                                  ----------  ----------
                                                                                     245,617     202,457
Less current portion............................................................      28,461      30,490
                                                                                  ----------  ----------
Long-term receivables...........................................................  $  217,156  $  171,967
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    Notes receivable include franchise fee notes due in five to eight years in the amount of $37,129,000 and $32,022,000 at December 31, 1998 and 1997,
respectively. Franchise fee notes are due in equal weekly

                          IHOP CORP. AND SUBSIDIARIES

2.  RECEIVABLES (CONTINUED)
installments, primarily bear interest at 12.0% and are secured by the franchise. The term of an equipment contract coincides with the term of the corresponding restaurant building direct financing lease. Equipment contracts are due in equal weekly installments, primarily bear interest at 11.0% and are secured by the equipment. Where applicable, franchise fee notes, equipment contracts and direct financing leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

3.  PROPERTY AND EQUIPMENT, AT COST

                                                                                     1998        1997
                                                                                  ----------  ----------
                                                                                      (IN THOUSANDS)
Land............................................................................  $   19,397  $   17,051
Buildings and improvements......................................................      32,901      33,603
Leaseholds and improvements.....................................................     102,908      79,025
Equipment and fixtures..........................................................      11,063      11,853
Construction in progress........................................................       9,930      13,650
Properties under capital lease..................................................      23,233      19,174
                                                                                  ----------  ----------
                                                                                     199,432     174,356
Less accumulated depreciation and amortization..................................      37,743      31,605
                                                                                  ----------  ----------
Property and equipment, net.....................................................  $  161,689  $  142,751
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease in the amount of $2,977,000 and $2,326,000 at December 31, 1998 and 1997, respectively.

4.  REACQUIRED FRANCHISES AND EQUIPMENT HELD FOR SALE

    Reacquired franchises and equipment held for sale are accounted for on the specific identification basis. At the date of reacquisition the franchise and equipment are recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition or (2) the estimated net realizable value. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease and the estimated net realizable value is reassessed each year.

                                                                                      1998       1997
                                                                                    ---------  ---------
                                                                                       (IN THOUSANDS)
Franchises........................................................................  $   8,729  $   8,596
Equipment.........................................................................     10,991     10,436
                                                                                    ---------  ---------
                                                                                       19,720     19,032
Less amortization.................................................................      4,493      3,560
                                                                                    ---------  ---------
                                                                                       15,227     15,472
Less current portion..............................................................      2,284      2,321
                                                                                    ---------  ---------
Long-term reacquired franchises and equipment held for sale, net..................  $  12,943  $  13,151
                                                                                    ---------  ---------
                                                                                    ---------  ---------

                          IHOP CORP. AND SUBSIDIARIES

5.  DEBT

    Debt consists of the following:

                                                                                      1998       1997
                                                                                    ---------  ---------
                                                                                       (IN THOUSANDS)
Senior notes due November 2008, payable in equal annual installments commencing
  November 2000, interest at 7.42%................................................  $  35,000  $  35,000
Senior notes due November 2002, payable in equal annual installments commencing
  November 1996, interest at 7.79%................................................     18,286     22,858
Other.............................................................................      1,865      2,065
                                                                                    ---------  ---------
Total debt........................................................................     55,151     59,923
Less current maturities...........................................................      5,386      4,973
                                                                                    ---------  ---------
Long-term debt....................................................................  $  49,765  $  54,950
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    The senior notes due November 2008 and those due November 2002 are unsecured.

    IHOP has an unsecured $20 million revolving credit agreement with a bank that was amended in June 1998 to extend the maturity date to June 2001. Borrowings under the agreement bear interest at the bank's reference rate (prime) or, at our option, at the bank's quoted rate or at a Eurodollar rate. A commitment fee of 0.375% per annum is payable on unborrowed funds available under the agreement. There were no borrowings outstanding under this agreement at December 31, 1998 and 1997. The largest amount outstanding under the agreement during 1998 was $12,000,000.

    The senior note agreements and the bank revolving credit agreement contain certain restrictions and conditions, the most restrictive of which limit dividends and investments. At December 31, 1998, approximately $55 million of retained earnings was free of restriction as to distribution as dividends.

    The prime rate was 7.75% at December 31, 1998, and 8.50% at December 31,
1997.

    IHOP's long-term debt maturities are as follows: 1999--$5,386,000; 2000--$8,872,000; 2001--$8,833,000; 2002--$8,717,000; 2003--$3,899,000; and
thereafter--$19,444,000.

6.  LEASES

    IHOP leases the majority of our restaurants with the exception of those where a franchisee enters into a lease directly with a landlord and those associated with area license agreements. The restaurants are subleased to franchisees or operated by IHOP. These noncancelable leases and subleases consist primarily of land and buildings and improvements.

    Net investment in direct financing leases receivable is as follows:

                                                                                     1998        1997
                                                                                  ----------  ----------
                                                                                      (IN THOUSANDS)
Total minimum rents receivable..................................................  $  365,386  $  282,732
  Less unearned income..........................................................     257,620     198,615
                                                                                  ----------  ----------
Net investment in direct financing leases receivable............................     107,766      84,117
  Less current portion..........................................................         733         693
                                                                                  ----------  ----------
Long-term direct financing leases receivable....................................  $  107,033  $   83,424
                                                                                  ----------  ----------
                                                                                  ----------  ----------

                          IHOP CORP. AND SUBSIDIARIES

6.  LEASES (CONTINUED)
    Contingent rental income for the years ended December 31, 1998, 1997 and 1996, was $18,788,000, $14,812,000 and $13,901,000, respectively.

    Minimum future lease payments on noncancelable leases at December 31, 1998, are as follows:

                                                                                   CAPITAL    OPERATING
                                                                                    LEASES      LEASES
                                                                                  ----------  ----------
                                                                                      (IN THOUSANDS)
1999............................................................................  $   15,656  $   22,273
2000............................................................................      15,801      21,533
2001............................................................................      15,902      19,506
2002............................................................................      16,042      18,449
2003............................................................................      16,311      17,274
Thereafter......................................................................     269,521     235,195
                                                                                  ----------  ----------
Total minimum lease payments....................................................     349,233  $  334,230
                                                                                              ----------
                                                                                              ----------
Less interest...................................................................     217,983
                                                                                  ----------
Capital lease obligations.......................................................     131,250
Less current portion............................................................       1,388
                                                                                  ----------
Long-term capital lease obligations.............................................  $  129,862
                                                                                  ----------
                                                                                  ----------

    The minimum future lease payments shown above have not been reduced by the future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 1998, as follows:

                                                                                    DIRECT
                                                                                  FINANCING   OPERATING
                                                                                    LEASES      LEASES
                                                                                  ----------  ----------
                                                                                      (IN THOUSANDS)
1999............................................................................  $   15,288  $   21,629
2000............................................................................      15,438      21,089
2001............................................................................      15,560      20,337
2002............................................................................      15,789      19,843
2003............................................................................      15,979      19,616
Thereafter......................................................................     287,332     315,330
                                                                                  ----------  ----------
Total minimum rents receivable..................................................  $  365,386  $  417,844
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    IHOP has noncancelable leases, expiring at various dates through 2048, that require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of our lease obligation at rents that include our obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 1998, 1997 and 1996, was $3,614,000, $3,385,000 and $3,161,000, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 1998, 1997 and 1996, was $21,334,000, $19,137,000 and $17,557,000, respectively.

                          IHOP CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.  SHAREHOLDERS' EQUITY

    The Stock Incentive Plan (the "Plan") was adopted in 1991 and amended and restated in 1998 to authorize the issuance of up to 1,880,000 shares of common stock pursuant to options, restricted stock, and other long-term stock-based incentives to officers and key employees of IHOP. Except for substitute stock options which were issued in 1991 pursuant to the cancellation of a stock appreciation rights plan, no option can be granted at an option price of less than 100% of fair market value at the date of grant. Exercisability of options is determined at, or after, the date of grant by the administrator of the plan. Substitute stock options issued in 1991 were immediately exercisable. All other options granted under the Plan through December 31, 1998, become exercisable 1/3 after one year, 2/3 after two years and 100% after three years or immediately upon change in control of IHOP, as defined by the Plan.

    The Stock Option Plan for Non-Employee Directors (the "Directors Plan") was adopted in 1994 to authorize the issuance of up to 200,000 shares of common stock pursuant to options to non-employee members of IHOP's Board of Directors. Options are to be granted at an option price equal to 100% of the fair market value of the stock on the date of grant. Options granted pursuant to the Directors Plan vest and become exercisable 1/3 after one year, 2/3 after two years and 100% after three years. Options for the purchase of shares are granted to each non-employee Director under the Directors Plan as follows: (1) 7,500 on February 23, 1995, or on the Director's election to the Board of Directors if he or she was not a Director on such date, and (2) 2,500 biennially in conjunction with IHOP's Annual Meeting of Shareholders for that year.

    The following summarizes stock option activity in IHOP's stock option plans for the years ended December 31, 1998, 1997 and 1996:

                                                                                        WEIGHTED AVERAGE
SHARES UNDER OPTION                                                           SHARES     EXERCISE PRICE
--------------------------------------------------------------------------  ----------  -----------------
Outstanding at December 31, 1995..........................................     875,908      $   22.24
Granted...................................................................     170,500          27.71
Exercised.................................................................     (47,334)         12.55
Terminated................................................................     (50,129)         27.83
                                                                            ----------
Outstanding at December 31, 1996..........................................     948,945          23.33
Granted...................................................................     214,000          27.16
Exercised.................................................................    (186,427)         21.03
Terminated................................................................     (43,275)         27.03
                                                                            ----------
Outstanding at December 31, 1997..........................................     933,243          24.45
Granted...................................................................     158,782          36.73
Exercised.................................................................    (140,448)         22.98
Terminated................................................................     (11,999)         27.08
                                                                            ----------
Outstanding at December 31, 1998..........................................     939,578      $   26.71
                                                                            ----------         ------
                                                                            ----------         ------
Exercisable at December 31, 1998..........................................     607,665      $   23.99
                                                                            ----------         ------
                                                                            ----------         ------

    At December 31, 1998, the 939,578 outstanding shares under option have a range of exercise prices from $10.00 to $35.88 and a weighted average contractual life of 6.4 years.

                          IHOP CORP. AND SUBSIDIARIES

7.  SHAREHOLDERS' EQUITY (CONTINUED)
    There were 9,456 and 13,030 shares of restricted stock awarded in 1997 and 1995, respectively. No shares of restricted stock were awarded in 1998 and 1996. At December 31, 1998, there were 6,304 shares of restricted stock outstanding.

    IHOP has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." We will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for IHOP's stock option plans been determined based on the fair value at the grant date for awards in the three year period ending December 31, 1998, consistent with the provisions of SFAS No. 123, IHOP's net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
                                                                              (IN THOUSANDS, EXCEPT
                                                                               PER SHARE AMOUNTS)
Net earnings, as reported..............................................  $  26,111  $  20,914  $  18,604
Net earnings, pro forma................................................     25,082     19,956     17,930
Earnings per share--diluted, as reported...............................       2.61       2.15       1.95
Earnings per share--diluted, pro forma.................................       2.50       2.05       1.88
Weighted average fair value of options granted.........................      36.73      27.16      27.71

    The fair value of each option grant issued in the three year period ending December 31, 1998, is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                             1998       1997       1996
                                                                           ---------  ---------  ---------
Risk free interest rate..................................................      5.50%      6.25%      7.22%
Expected volatility......................................................      37.0%      37.0%      37.0%
Dividend yield...........................................................     --         --         --
Weighted average expected life...........................................    3 years    3 years    3 years

8.  INCOME TAXES

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Provision for income taxes
  Current
    Federal......................................................................  $   9,889  $   8,806  $   6,368
    State and foreign............................................................      1,867      1,608      1,338
                                                                                   ---------  ---------  ---------
                                                                                      11,756     10,414      7,706
                                                                                   ---------  ---------  ---------
  Deferred
    Federal......................................................................      4,755      2,021      3,383
    State........................................................................        183        937      1,058
                                                                                   ---------  ---------  ---------
                                                                                       4,938      2,958      4,441
                                                                                   ---------  ---------  ---------
Provision for income taxes.......................................................  $  16,694  $  13,372  $  12,147
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                          IHOP CORP. AND SUBSIDIARIES

8.  INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the expected federal income tax rates as follows:

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Statutory federal income tax rate................................................       35.0%      35.0%      35.0%
State and foreign income taxes, net of federal tax benefit.......................        4.0        4.0        4.2
Other, net.......................................................................     --         --            0.3
                                                                                   ---------  ---------  ---------
Effective tax rate...............................................................       39.0%      39.0%      39.5%
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    Deferred tax liabilities (assets) consist of the following:

                                                                                                1998       1997
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Franchise and equipment sales, including differences in capitalization and revenue recognition...............................................................................  $  48,550  $  39,558
Property and equipment, including differences in capitalization and depreciation and
  amortization..............................................................................      8,589      8,025
Reacquired franchises and equipment held for resale, including differences in capitalization
  and depreciation and amortization.........................................................     (8,241)    (6,148)
Direct financing leases and capital lease obligations, including differences in
  capitalization and application of cash receipts and disbursements.........................     (9,544)    (8,067)
Federal tax benefit of net deferred state tax liability.....................................     (1,849)    (1,766)
Other net liabilities.......................................................................       (237)       728
                                                                                              ---------  ---------
Deferred tax liabilities....................................................................  $  37,268  $  32,330
                                                                                              ---------  ---------
                                                                                              ---------  ---------

9.  EMPLOYEE BENEFIT PLANS

    In 1987 IHOP adopted a noncontributory Employee Stock Ownership Plan ("ESOP"). The ESOP is a stock bonus plan under Section 401(a) of the Internal Revenue Code. The plan covers IHOP employees who meet the minimum credited service requirements of the plan. Employees whose terms of service are covered by a collective bargaining agreement are not eligible for the ESOP unless the terms of such agreement specifically provide for participation in the ESOP.

    The cost of the ESOP is borne by IHOP through contributions determined by the Board of Directors in accordance with the ESOP provisions and Internal Revenue Service regulations. The contributions to the plan for the years ended December 31, 1998, 1997 and 1996, were $1,400,000, $1,300,000, and $1,250,000, respectively. The contribution for the year ended December 31, 1998, will be made in shares of IHOP Corp. common stock.

    Shares of stock acquired by the ESOP are allocated to each eligible employee and held by the ESOP. Upon the employee's termination after vesting, or in certain other limited circumstances, the employee's shares are distributed to the employee according to his or her direction.

                          IHOP CORP. AND SUBSIDIARIES

10.  COMMITMENTS AND CONTINGENCIES

    IHOP is subject to various claims and legal actions that have arisen in the ordinary course of business. We believe such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on the business or financial condition of our company.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    IHOP does not hold or issue financial instruments for trading purposes, nor are we a party to derivative transactions, interest rate swaps or other transactions commonly utilized to manage interest rate or foreign currency risk.

    The estimated fair values of all cash and cash equivalents, notes receivable and equipment contracts receivable as of December 31, 1998 and 1997, approximated their carrying amounts in the Consolidated Balance Sheets as of those dates. The estimated fair values of notes receivable and equipment contracts receivable are based on current interest rates offered for similar loans in our present lending activities.

    The estimated fair values of long-term debt are based on current rates available to IHOP for similar debt of the same remaining maturities. The carrying values of long-term debt at December 31, 1998 and 1997, were $49,765,000 and $54,950,000, respectively, and the fair values at those dates were $51,643,000 and $57,657,000, respectively.

12.  SEGMENT REPORTING

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 131, "Disclosures about Segments of an Enterprise and Related Information," which we have adopted in the current year.

    IHOP identifies its operating segments based on the organizational units used by our management to monitor performance and make operating decisions. The Franchise Operations segment includes restaurants operated by franchisees and area licensees in the United States, Canada and Japan. The Company Operations segment includes company-operated restaurants in the United States. We measure segment profit as operating income, which is defined as income before field, corporate and administrative expense, interest expense, and income taxes. Information on segments and a reconciliation to income before income taxes are as follows:

                          IHOP CORP. AND SUBSIDIARIES

12.  SEGMENT REPORTING (CONTINUED)

                                                                                 SALES OF      CONSOLIDATING
                                                    FRANCHISE     COMPANY     FRANCHISES AND    ADJUSTMENTS    CONSOLIDATED
                                                    OPERATIONS   OPERATIONS     EQUIPMENT        AND OTHER        TOTAL
                                                    ----------   ----------   --------------   -------------   ------------
                                                                              (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998
Revenues from external customers..................   $146,092     $69,906        $40,347          $  (137)       $256,208
Intercompany real estate charges (revenues).......      5,893         826             --           (6,719)             --
Depreciation & amortization.......................      3,200       3,690             --            4,381          11,271
Operating income (loss)...........................     66,466      (2,046)        13,719           14,464          92,603
Field, corporate and administrative...............                                                                 32,381
Interest expense..................................                                                                 17,417
Income before income taxes........................                                                                 42,805
Additions to long lived assets....................     39,912       3,484          1,443           28,425          73,264
Total assets......................................    320,204      39,240         15,227           71,228         445,899

YEAR ENDED DECEMBER 31, 1997
Revenues from external customers..................    124,043      61,839         28,864             (201)        214,545
Intercompany real estate charges (revenues).......      4,903         865             --           (5,768)             --
Depreciation & amortization.......................      2,701       3,221             --            4,107          10,029
Operating income (loss)...........................     56,150      (1,682)        11,050           11,826          77,344
Field, corporate and administrative...............                                                                 28,409
Interest expense..................................                                                                 14,649
Income before income taxes........................                                                                 34,286
Additions to long lived assets....................     35,203       3,778          1,917           20,706          61,604
Total assets......................................    261,408      37,215         15,472           68,498         382,593

YEAR ENDED DECEMBER 31, 1996
Revenues from external customers..................    110,795      53,677         25,573             (251)        189,794
Intercompany real estate charges (revenues).......      3,033         541             --           (3,574)             --
Depreciation & amortization.......................      2,337       2,599             --            3,343           8,279
Operating income (loss)...........................     50,106      (1,203)         9,619            8,986          67,508
Field, corporate and administrative...............                                                                 25,066
Interest expense..................................                                                                 11,691
Income before income taxes........................                                                                 30,751
Additions to long lived assets....................     19,377       6,726            339           31,056          57,498
Total assets......................................    217,542      30,541          9,826           70,980         328,889

    Franchise Operations revenues from external customers includes interest income from the financing of sales of franchises and equipment in the amounts of $11,338,000, $9,233,000 and $7,895,000 for the three years ended December 31,
1998, 1997 and 1996. For management reporting purposes, we treat all restaurant lease revenues and expenses as operating lease revenues and expenses, although most of these leases are direct financing leases (revenues) or capital leases (expenses). The accounting adjustments required to bring lease revenues and expenses into conformance with GAAP are included in the Consolidated Adjustments and Other segment. These adjustments include interest income from direct financing leases of restaurant buildings in the amounts of $13,191,000, $10,120,000 and $8,176,000 for the three years ended December 31, 1998, 1997 and 1996. All of IHOP's owned land and restaurant buildings

                          IHOP CORP. AND SUBSIDIARIES

12.  SEGMENT REPORTING (CONTINUED)
are included in the total assets of the Consolidating Adjustments and Other segment and are leased to the Franchise Operations and Company Operations segments.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                        NET INCOME PER   NET INCOME PER
                                                                 GROSS                      SHARE-           SHARE-
                                                   REVENUES     PROFIT     NET INCOME      BASIC(A)        DILUTED(A)
                                                   ---------  -----------  -----------  ---------------  ---------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
1st Quarter......................................  $  55,877   $  19,599    $   4,701      $     .48        $     .47
2nd Quarter......................................     65,585      23,302        6,463            .66              .64
3rd Quarter......................................     66,449      24,776        7,245            .74              .72
4th Quarter......................................     69,176      25,730        7,702            .78              .77

1997
1st Quarter......................................  $  46,441   $  16,379    $   3,550      $     .37        $     .37
2nd Quarter......................................     51,574      19,192        5,038            .53              .52
3rd Quarter......................................     56,312      20,536        5,733            .59              .58
4th Quarter......................................     61,131      22,265        6,593            .68              .67

------------------------

(a) The quarterly amounts may not add to the full year amount due to rounding.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors
IHOP Corp.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of IHOP Corp. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of IHOP Corp.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Los Angeles, California
February 12, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information appearing under the captions "Information Concerning Nominees and Members of the Board of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act" contained in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    Information appearing under the captions "Executive Compensation--Summary of Compensation," "Executive Compensation--Stock Options and Stock Appreciation Rights" and "Executive Officers of the Company--Employment Agreements" contained in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information appearing under the caption "Certain Relationships and Related Transactions" contained in the 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)     CONSOLIDATED FINANCIAL STATEMENTS

           The following documents are contained in Part II, Item 8 of this
             Annual Report on Form 10-K:
           Consolidated Balance Sheets as of December 31, 1998 and 1997. Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998.
           Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1998.
           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998.
           Notes to the Consolidated Financial Statements.
           Report of Independent Accountants.

   (2)     FINANCIAL STATEMENT SCHEDULES

           All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

   (3)     EXHIBITS

           Exhibits not incorporated by reference are filed herewith. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference. Management contracts or compensatory plans or arrangements are marked with an asterisk.

                 3.1  Restated Certificate of Incorporation of IHOP Corp. Exhibit 3.1 to
                      IHOP Corp.'s Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1997, (the "1997 Form 10-K") is hereby incorporated by reference.

                 3.2  Bylaws of IHOP Corp. Exhibit 3.2 to the 1997 Form 10-K is hereby incorporated by reference.

                 4.1  Senior Note Purchase Agreement, dated as of November 19, 1992, among
                      IHOP Corp., International House of Pancakes, Inc. ("IHOP, Inc.") and
                      Mutual Life Insurance Company of New York and other purchasers.
                      Exhibit 4.1 to the 1997 Form 10-K is hereby incorporated by reference.

                 4.2  First Amendment to Senior Note Purchase Agreement, dated as of
                      November 1, 1996, among IHOP Corp., IHOP Inc., and Mutual Life
                      Insurance Company of New York and other purchasers. Exhibit 4.2 to
                      IHOP Corp.'s Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1996, (the "1996 Form 10-K") is hereby incorporated by reference.

                 4.3  $10,000,000 Letter Agreement among IHOP, Inc., IHOP Corp. and
                      Continental Bank, N.A., dated as of June 30, 1993. Exhibit 4.3 to the 1997 Form 10-K is hereby incorporated by reference.

                 4.4  First Amendment to Letter Agreement, dated as of December 31, 1994, among IHOP, Inc., IHOP Corp. and Bank of America Illinois (successor by merger to Continental Bank, N.A.). Exhibit 4.4 to the 1997 Form
                      10-K is hereby incorporated by reference.

                 4.5  Second Amendment to Letter Agreement, dated as of March 11, 1996, among IHOP, Inc., IHOP Corp. and Bank of America Illinois. Exhibit
                      4.5 to the 1997 Form 10-K is hereby incorporated by reference.

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

                 4.8  Fifth Amendment to Letter Agreement dated as of June 30, 1998, among
                      IHOP Inc., IHOP Corp. and Bank of America National Trust and Savings
                      Association (successor by merger to Bank of America Illinois).
                      Exhibit 4.0 to IHOP Corp.'s Form 10-Q for the quarterly period ended
                      June 30, 1998, is hereby incorporated by reference.

                 4.9  Senior Note Purchase Agreement, dated as of November 1, 1996, among
                      IHOP, Inc., IHOP Corp. and Jackson National Life Insurance Company
                      and other purchasers. Exhibit 4.8 to the 1996 Form 10-K is hereby incorporated by reference.

               *10.1  IHOP Corp. Executive Incentive Plan effective January 1, 1999.

               *10.2  IHOP Corp. 1991 Stock Incentive Plan as Amended and Restated
                      February 24, 1998. Annex "A" to the IHOP Corp. Proxy Statement for
                      the Annual Meeting of Shareholders held on May 12, 1998, is hereby incorporated by reference.

               *10.3  IHOP Corp. 1994 Stock Option Plan for Non-Employee Directors.
                      Exhibit 10.3 to the 1997 Form 10-K is hereby incorporated by reference.

               *10.4  Employment Agreement between IHOP Corp. and Rand Michael Ferris.
                      Exhibit 10.6 to the 1996 Form 10-K is hereby incorporated by reference.

               *10.5  Employment Agreement between IHOP Corp. and Susan Henderson-
                      Hernandez. Exhibit 10.7 to the 1996 Form 10-K is hereby incorporated by reference.

               *10.6  Employment Agreement between IHOP Corp. and Richard K. Herzer.
                      Exhibit 10.8 to the 1996 Form 10-K is hereby incorporated by reference.

               *10.7  Employment Agreement between IHOP Corp. and Dennis M. Leifheit.
                      Exhibit 10.9 to the 1996 Form 10-K is hereby incorporated by reference.

               *10.8  Employment Agreement between IHOP Corp. and Naomi K. Shively.
                      Exhibit 10.10 to the 1996 Form 10-K is hereby incorporated by reference.

               *10.9  Employment Agreement between IHOP Corp. and Frederick G. Silny.
                      Exhibit 10.11 to the 1996 Form 10-K is hereby incorporated by reference.

              *10.10  Employment Agreement between IHOP Corp. and Anna G. Ulvan. Exhibit
                      10.12 to the 1996 Form 10-K is hereby incorporated by reference.

              *10.11  Employment Agreement between IHOP Corp. and Mark D. Weisberger.
                      Exhibit 10.13 to the 1996 Form 10-K is hereby incorporated by reference.

              *10.12  Employment Agreement between IHOP Corp. and Richard C. Celio.
                      Exhibit 10 to IHOP Corp.'s Form 10-Q for the quarterly period ended
                      March 31, 1997, is hereby incorporated by reference.

              *10.13  Employment Agreement between IHOP Corp. and John Jordan. Exhibit
                      10.13 to the 1997 Form 10-K is hereby incorporated by reference.

               10.14  Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc. Exhibit 10.14 to
                      the 1997 Form 10-K is hereby incorporated by reference.

              *10.15  International House of Pancakes Employee Stock Ownership Plan as
                      Amended and Restated as of July 12, 1991 ("the ESOP"). Exhibit 10.15
                      to the 1997 Form 10-K is hereby incorporated by reference.

              *10.16  Amendment No. 1 to the ESOP. Exhibit 10.16 to the 1997 Form 10-K is
                      hereby incorporated by reference.

              *10.17  Amendment No. 2 to the ESOP. Exhibit 10.17 to the 1997 Form 10-K is
                      hereby incorporated by reference.

              *10.18  Amendment No. 3 to the ESOP. Exhibit 10 to IHOP Corp.'s Form 10-Q
                      for the quarterly period ended September 30, 1996, is hereby incorporated by reference.

              *10.19  Amendment No. 4 to the ESOP. Exhibit 10 to IHOP Corp.'s Form 10-Q
                      for the quarterly period ended September 30, 1997, is hereby incorporated by reference.

              *10.20  Second Revised IHOP Corp. Executive Incentive Plan effective January
                      1, 1998.

                11.0  Statement Regarding Computation of Per Share Earnings.

                21.0  Subsidiaries of IHOP Corp. Exhibit 21.0 to the 1997 Form 10-K is
                      hereby incorporated by reference.

                23.0  Consent of PricewaterhouseCoopers LLP.

                27.1  Financial Data Schedule.

                27.2  Restated Financial Data Schedule for the Year Ended December 31,
                      1997.

                27.3  Restated Financial Data Schedule for the Year Ended December 31,
                      1996.

(b)        No reports on Form 8-K were filed during the quarter ended
           December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March, 1999.

                                IHOP CORP.

                                By:            /s/ RICHARD K. HERZER
                                     -----------------------------------------
                                                 Richard K. Herzer
                                               CHAIRMAN OF THE BOARD,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on this 3rd day of March, 1999.

                         NAME                                                   TITLE
------------------------------------------------------  ------------------------------------------------------
                /s/ RICHARD K. HERZER
     -------------------------------------------        Chairman of the Board, President and Chief Executive
                  Richard K. Herzer                       Officer (Principal Executive Officer)

                /s/ FREDERICK G. SILNY
     -------------------------------------------        Vice President-Finance and Treasurer (Principal
                  Frederick G. Silny                      Financial Officer)

                  /s/ GENE A. SCOTT
     -------------------------------------------        Controller (Principal Accounting Officer)
                    Gene A. Scott

              /s/ H. FREDERICK CHRISTIE
     -------------------------------------------        Director
                H. Frederick Christie

                 /s/ FRANK EDELSTEIN
     -------------------------------------------        Director
                   Frank Edelstein

                /s/ MICHAEL S. GORDON
     -------------------------------------------        Director
                  Michael S. Gordon

                 /s/ NEVEN C. HULSEY
     -------------------------------------------        Director
                   Neven C. Hulsey

                  /s/ LARRY ALAN KAY
     -------------------------------------------        Director
                    Larry Alan Kay

                /s/ DENNIS M. LEIFHEIT
     -------------------------------------------        Executive Vice President-Operations, Chief Operating
                  Dennis M. Leifheit                      Officer and Director

                /s/ CAROLINE W. NAHAS
     -------------------------------------------        Director
                  Caroline W. Nahas

                 /s/ PATRICK W. ROSE
     -------------------------------------------        Director
                   Patrick W. Rose