Form 10-Q
period 1999-03-31
IHOP CORP
filed 1999-04-29
CIK 49754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                            Outstanding as of March 31, 1999
---------------------------------------------  ---------------------------------------------
        Common Stock, $.01 par value                             9,928,848

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IHOP CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              MARCH 31,    DECEMBER 31,
                                                                 1999         1998
                                                              ----------   ----------
Assets
Current assets
  Cash and cash equivalents.................................    $  4,527     $  8,577
  Receivables...............................................      31,761       28,461
  Reacquired franchises and equipment held for sale, net....       2,691        2,284
  Inventories...............................................       1,185        1,222
  Prepaid expenses..........................................       3,656          274
                                                              ----------   ----------
    Total current assets....................................      43,820       40,818
                                                              ----------   ----------
Long-term receivables.......................................     217,068      217,156
Property and equipment, net.................................     165,662      161,689
Reacquired franchises and equipment held for sale, net......      15,247       12,943
Excess of costs over net assets acquired, net...............      11,947       12,054
Other assets................................................       1,187        1,239
                                                              ----------   ----------
    Total assets............................................    $454,931     $445,899
                                                              ----------   ----------
                                                              ----------   ----------
Liabilities and Shareholders' Equity
Current liabilities
  Current maturities of long-term debt......................    $  5,395     $  5,386
  Accounts payable..........................................      22,005       22,589
  Accrued employee compensation and benefits................       4,813        6,017
  Other accrued expenses....................................       6,118        5,309
  Deferred income taxes.....................................       2,857        2,560
  Capital lease obligations.................................       1,429        1,388
                                                              ----------   ----------
    Total current liabilities...............................      42,617       43,249
                                                              ----------   ----------
Long-term debt..............................................      49,642       49,765
Deferred income taxes.......................................      35,283       34,708
Capital lease obligations and other.........................     132,107      130,309
Shareholders' equity
  Preferred stock, $1 par value, 10,000,000 shares
    authorized; None issued.................................          --           --
  Common stock, $.01 par value, 40,000,000 shares
    authorized; shares issued and outstanding: March 31,
    1999, 9,928,848 shares; December 31, 1998, 9,881,580
    shares (net of 4,620 treasury shares)...................          99           99
  Additional paid-in capital (net of treasury shares at
    cost: 1998, $154).......................................      62,034       60,100
  Retained earnings.........................................     132,854      126,269
  Contribution to ESOP......................................         295        1,400
                                                              ----------   ----------
    Total shareholders' equity..............................     195,282      187,868
                                                              ----------   ----------
    Total liabilities and shareholders' equity..............    $454,931     $445,899
                                                              ----------   ----------
                                                              ----------   ----------

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              THREE MONTHS
                                                                                                 ENDED
                                                                                               MARCH 31,
                                                                                            ----------------
                                                                                             1999     1998
                                                                                            -------  -------
Revenues
  Franchise operations
    Rent..................................................................................  $11,052  $ 8,984
    Service fees and other................................................................   28,552   24,926
                                                                                            -------  -------
                                                                                             39,604   33,910
  Sale of franchises and equipment........................................................    5,711    4,047
  Company operations......................................................................   16,007   17,685
                                                                                            -------  -------
      Total revenues......................................................................   61,322   55,642
                                                                                            -------  -------

Costs and Expenses
  Franchise operations
    Rent..................................................................................    5,672    4,754
    Other direct costs....................................................................   10,420    9,055
                                                                                            -------  -------
                                                                                             16,092   13,809
  Cost of sales of franchises and equipment...............................................    3,745    3,023
  Company operations......................................................................   15,183   16,449
  Field, corporate and administrative.....................................................    8,307    7,433
  Depreciation and amortization...........................................................    3,016    2,691
  Interest................................................................................    4,457    4,109
  Other (income) and expense, net.........................................................     (185)     422
                                                                                            -------  -------
      Total costs and expenses............................................................   50,615   47,936
                                                                                            -------  -------
Income before income taxes................................................................   10,707    7,706
Provision for income taxes................................................................    4,122    3,005
                                                                                            -------  -------
      Net income..........................................................................  $ 6,585  $ 4,701
                                                                                            -------  -------
                                                                                            -------  -------
Net Income Per Share
  Basic...................................................................................  $   .66  $   .48
                                                                                            -------  -------
                                                                                            -------  -------
  Diluted.................................................................................  $   .65  $   .47
                                                                                            -------  -------
                                                                                            -------  -------
Weighted Average Shares Outstanding
  Basic...................................................................................    9,909    9,749
                                                                                            -------  -------
                                                                                            -------  -------
  Diluted.................................................................................   10,105    9,916
                                                                                            -------  -------
                                                                                            -------  -------

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                            ------------------
                                                                                              1999      1998
                                                                                            --------  --------
Cash flows from operating activities
  Net income..............................................................................  $  6,585  $  4,701
  Adjustments to reconcile net income to cash provided by operating activities
    Depreciation and amortization.........................................................     3,016     2,691
    Deferred taxes........................................................................       872     1,425
    Contribution to ESOP..................................................................       295       265
    Change in current assets and liabilities
      Accounts receivable.................................................................    (2,839)    1,023
      Inventories.........................................................................        37        88
      Prepaid expenses....................................................................    (3,382)      320
      Accounts payable....................................................................      (584)   (1,945)
      Accrued employee compensation and benefits..........................................    (1,204)   (1,072)
      Other accrued expenses..............................................................       809     1,724
    Other, net............................................................................       324     1,044
                                                                                            --------  --------
        Cash provided by operating activities.............................................     3,929    10,264
                                                                                            --------  --------
Cash flows from investing activities
  Additions to property and equipment.....................................................   (12,475)  (14,230)
  Proceeds from sale and leaseback arrangements...........................................     4,015     5,570
  Additions to notes, equipment contracts and direct financing leases receivable..........    (2,123)   (1,387)
  Principal receipts from notes, equipment contracts and direct financing leases
    receivable............................................................................     2,967     2,260
  Additions to reacquired franchises held for sale........................................      (655)     (752)
                                                                                            --------  --------
        Cash used by investing activities.................................................    (8,271)   (8,539)
                                                                                            --------  --------
Cash flows from financing activities
  Proceeds from issuance of long-term debt................................................     2,900       235
  Repayment of long-term debt.............................................................    (2,912)      (17)
  Principal payments on capital lease obligations.........................................      (230)     (154)
  Exercise of stock options...............................................................       534     1,803
                                                                                            --------  --------
        Cash provided by financing activities.............................................       292     1,867
                                                                                            --------  --------
Net change in cash and cash equivalents...................................................    (4,050)    3,592
Cash and cash equivalents at beginning of period..........................................     8,577     5,964
                                                                                            --------  --------
        Cash and cash equivalents at end of period........................................  $  4,527  $  9,556
                                                                                            --------  --------
                                                                                            --------  --------
Supplemental disclosures
  Interest paid, net of capitalized amounts...............................................  $  3,397  $  2,910
  Income taxes paid.......................................................................       168        18
  Capital lease obligations incurred......................................................     5,586     6,058

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. General--The accompanying consolidated financial statements for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 1998, has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

    2. Segments--IHOP identifies its operating segments based on the organizational units used by our management to monitor performance and make operating decisions. The Franchise Operations segment includes restaurants operated by franchisees and area licensees in the United States, Canada and Japan. The Company Operations segment includes company-operated restaurants in the United States. We measure segment profit as operating income, which is defined as income before field, corporate and administrative expense, interest expense, and income taxes. Information on segments and a reconciliation to income before income taxes are as follows:

                                                                           SALES OF      CONSOLIDATING
                                               FRANCHISE     COMPANY      FRANCHISES      ADJUSTMENTS    CONSOLIDATED
(IN THOUSANDS)                                 OPERATIONS   OPERATIONS   AND EQUIPMENT     AND OTHER        TOTAL
---------------------------------------------  ----------   ----------   -------------   -------------   ------------
QUARTER ENDED MARCH 31, 1999
Revenues from external customers.............   $ 39,624     $16,007        $ 5,711         $   (20)       $ 61,322
Intercompany real estate charges
  (revenues).................................      1,425         111                         (1,536)             --
Depreciation and amortization................        959         916                          1,141           3,016
Operating income (loss)......................     17,869        (681)         1,966           4,317          23,471
Field, corporate and administrative..........                                                                 8,307
Interest expense.............................                                                                 4,457
Income before income taxes...................                                                                10,707
Additions to long-lived assets...............      6,510       1,280            655           4,685          13,130
Total assets.................................    324,286      42,405         17,938          70,302         454,931

QUARTER ENDED MARCH 31, 1998
Revenues from external customers.............     33,948      17,685          4,047             (38)         55,642
Intercompany real estate charges
  (revenues).................................      1,248         222                         (1,470)             --
Depreciation and amortization................        736         938                          1,017           2,691
Operating income (loss)......................     15,394        (352)         1,024           3,182          19,248
Field, corporate and administrative..........                                                                 7,433
Interest expense.............................                                                                 4,109
Income before income taxes...................                                                                 7,706
Additions to long-lived assets...............      3,830       2,893            752           7,508          14,983
Total assets.................................    261,850      42,813         17,426          73,333         395,422

    For management reporting purposes, we treat all restaurant lease revenues and expenses as operating lease revenues and expenses, although most of these leases are direct financing leases (revenues) or capital leases (expenses). The accounting adjustments required to bring lease revenues and expenses into conformance with GAAP are included in the Consolidated Adjustments and Other segment. All of IHOP's owned land and restaurant buildings are included in the total assets of the Consolidating Adjustments and Other segment and are leased to the Franchise Operations and Company Operations segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain operating data for IHOP restaurants:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999           1998
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS)
Restaurant Data
  Effective restaurants (a)
    Franchise...............................................         619            567
    Company.................................................          69             74
    Area license............................................         145            144
                                                              ----------     ----------
      Total.................................................         833            785
                                                              ----------     ----------
                                                              ----------     ----------
System-wide
  Sales (b).................................................  $  269,633     $  247,412
    Percent increase........................................         9.0%          14.3%
  Average sales per effective restaurant....................  $      324     $      315
    Percent increase........................................         2.9%           6.1%
  Comparable average sales per restaurant (c)...............  $      335     $      322
    Percent change..........................................        (0.4)%          3.7%
Franchise
  Sales.....................................................  $  219,796     $  194,549
    Percent increase........................................        13.0%          15.4%
  Average sales per effective restaurant....................  $      355     $      343
    Percent increase........................................         3.5%           8.5%
  Comparable average sales per restaurant (c)...............  $      346     $      334
    Percent change..........................................        (0.5)%          4.2%
Company
  Sales.....................................................  $   16,007     $   17,685
    Percent change..........................................        (9.5)%         25.9%
  Average sales per effective restaurant....................  $      232     $      239
    Percent change..........................................        (2.9)%          2.1%
Area License
  Sales.....................................................  $   33,830     $   35,178
    Percent change..........................................        (3.8)%          3.9%
  Average sales per effective restaurant....................  $      233     $      244
    Percent change..........................................        (4.5)%         (1.2)%

------------------------

(a) "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open only a portion of the period.

(b) "System-wide sales" are retail sales of franchisees, area licensees and company-operated restaurants as reported to IHOP.

(c) "Comparable average sales" reflects sales for restaurants that are operated for the entire fiscal period in which they are being compared. Comparable average sales do not include data on restaurants located in Florida and Japan.

    The following table summarizes IHOP's restaurant development and franchising activity:

                                                                                                         THREE MONTHS
                                                                                                       ENDED MARCH 31,
                                                                                                   ------------------------
                                                                                                      1999         1998
                                                                                                      -----        -----
RESTAURANT DEVELOPMENT ACTIVITY
IHOP--beginning of period........................................................................         835          787
  New openings
    IHOP--developed..............................................................................          10            7
    Investor and conversion programs.............................................................           2            2
    Area license.................................................................................          --            1
                                                                                                          ---          ---
  Total new openings.............................................................................          12           10
  Closings
    Company and franchise........................................................................          (3)          (4)
    Area license.................................................................................          --           (1)
                                                                                                          ---          ---
IHOP--end of period..............................................................................         844          792
                                                                                                          ---          ---
                                                                                                          ---          ---
Summary--end of period
  Franchise......................................................................................         626          570
  Company........................................................................................          73           77
  Area license...................................................................................         145          145
                                                                                                          ---          ---
    Total IHOP...................................................................................         844          792
                                                                                                          ---          ---
                                                                                                          ---          ---
RESTAURANT FRANCHISING ACTIVITY(a)
IHOP--developed..................................................................................           9            6
Investor and conversion programs.................................................................           2            2
Rehabilitated and refranchised...................................................................          --            1
                                                                                                          ---          ---
  Total restaurants franchised...................................................................          11            9
Reacquired by IHOP...............................................................................          (6)          (7)
Closed...........................................................................................          (3)          (3)
                                                                                                          ---          ---
  Net increase (decrease)........................................................................           2           (1)
                                                                                                          ---          ---
                                                                                                          ---          ---

    The following discussion and analysis provides information we believe is relevant to an assessment and understanding of IHOP's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in IHOP's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Certain forward-looking statements are contained in this quarterly report. They use such words as "may," "will," "expect," "believe," "plan," or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: availability of suitable locations and terms of the sites designated for development; legislation and government regulation including the ability to obtain satisfactory regulatory approvals; conditions beyond IHOP's control such as weather or natural disasters; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the International House of Pancakes brand and concept by guests and franchisees; IHOP's overall marketing, operational and financial performance; IHOP's ability to mitigate the impact of the year 2000 issue successfully; economic and political conditions; adoption of new, or changes in, accounting policies and practices and other factors discussed from time to time in our filings with the Securities and Exchange Commission. Forward-looking information is provided by us pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. In addition, we disclaim any intent or obligation to update these forward-looking statements.

    Our quarterly results are subject to seasonal fluctuation. The mix and number of restaurants franchised affect revenues from sales of franchises and equipment and their associated costs of sales. We franchise four kinds of restaurants: restaurants newly developed by IHOP, restaurants developed by franchisees, restaurants developed by area licensees and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, have little if any franchise cost of sales and have equipment in excess of $300,000 that is usually sold at a price that includes little or no profit margin. Franchise rights for restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale. Area license rights are normally granted in return for a one-time development fee that is recognized ratably as restaurants are developed in the area. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $300,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings and the number of restaurants in our inventory of restaurants that are available for refranchising. As a consequence of the foregoing factors, the results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

    IHOP's system-wide retail sales in the first quarter of 1999 were $269,633,000, a 9.0% increase over the prior year's first quarter. This growth was due to an increase of 6.1% in the number of effective restaurants and a 2.9% increase in the retail sales per effective restaurant. System-wide comparable average sales per restaurant for the first quarter of 1999 declined by 0.4%. We continue to pursue growth in sales through our restaurant development program, our advertising, marketing and product development efforts, improvements in customer service and operations, and our remodeling program.

    Franchise operations revenues in the first quarter of 1999 grew 16.8%. This was primarily due to increases in the number of effective franchised restaurants of 9.2% and increases in the retail sales per effective franchised restaurant of 3.5%. Franchise operations costs and expenses for the same period increased 16.5%. As a result of franchise operations revenues increasing in excess of franchise operations expenses, franchise operations margin improved to 59.4% in the first quarter of 1999 from 59.3% in the prior year period.

    Sales of franchises and equipment grew 41.1%. This was due to an increase in the number of restaurants franchised to 11 in the first quarter of 1999 from 9 in the prior year period and increases in the average sales prices for franchises and equipment. The cost of sales of franchises and equipment rose 23.9% due to the increase in the number of restaurants franchised and increases in the average cost of the equipment sold. Margin from sales of franchises and equipment increased to 34.4% in the first quarter of 1999 from 25.3% in the prior year period. The change in margin was due to the mix of restaurants franchised in the respective periods.

    Company-operated restaurant revenues in the first quarter of 1999 declined 9.5%. This was primarily due to a decrease in the effective number of company-operated restaurants of 6.8% and a decrease in the revenues per effective company-operated restaurant of 2.9%. Company-operated restaurant costs and expenses for the first quarter of 1999 decreased 7.7%. Margin at company-operated restaurants in the first quarter of 1999 was 5.0% compared to 7.0% in the comparable 1998 period. The change in margin was primarily due to increases in salaries and wages, food costs and utilities costs as a percentage of revenues.

    Field, corporate and administrative costs and expenses in the first quarter of 1999 increased 11.8%. The rise in expenses was primarily due to normal increases in salaries and wages and additional employees necessary to support our growth. Field, corporate and administrative expenses were 3.1% of system-wide sales in the first quarter of 1999 and 3.0% in the prior year period.

    Depreciation and amortization expense in the first quarter of 1999 increased by 12.1%. This was primarily due to the addition of new restaurants to the IHOP chain from our ongoing restaurant development program.

    Interest expense increased 8.5% due to interest associated with additional capital leases which was partially offset by a reduction in interest paid on our senior notes due 2002.

LIQUIDITY AND CAPITAL RESOURCES

    We invest in our business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older company-operated restaurants.

    In 1999 IHOP and its franchisees and area licensees plan to develop and open approximately 80 to 90 restaurants. Included in that number are the development of 60 to 65 new restaurants by us and the development of 20 to 25 restaurants by our franchisees and area licensees. Capital expenditure projections for 1999, which include our portion of the above development program, are approximately $75 to $85 million. In November 1999, the fourth annual installment of $4.6 million in principal becomes due on our senior notes due 2002. We expect that funds from operations, sale and leaseback arrangements (estimated to be about $30 to $35 million) and our $20 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures and our principal repayment on our senior notes in 1999. At March 31, 1999, $20 million was available to be borrowed under our unsecured bank revolving credit agreement.

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

    IHOP's information technology ("IT") systems include our financial software for accounting and payroll, our network hardware and software and our restaurant point-of-sale ("POS") systems. In 1996 and 1997 we installed new client-server software and hardware to perform accounting and payroll functions. In 1998 we upgraded our network hardware and software to current release versions. The various vendors of these hardware and software systems have represented to IHOP that they are Year 2000 compliant. Most of our POS systems have been supplied by one vendor. That vendor had represented to IHOP in 1997 that these systems were Year 2000 compliant, but has now informed us that the systems are not Year 2000 compliant. We are currently finalizing our agreement with the vendor to supply, free of charge, upgrades to make our POS systems Year 2000 compliant. In some older POS systems, upgraded hardware will be necessary to run the new versions of the software. Costs to upgrade or replace existing hardware range from $500 to $5,000 per POS system for these older systems. Costs to be incurred in company-operated restaurants are included in IHOP's estimated future remediation and testing costs discussed below. We expect to have our POS systems Year 2000 compliant by September 30, 1999.

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

    IHOP's most significant third-party business partners consist of restaurant food and supplies vendors who serve the IHOP chain. An initial inventory of our significant third-party partners has been completed and letters mailed requesting information regarding each party's Year 2000 compliance status. To date we have received responses from about 85% of these vendors, all of which indicate that the vendor is now or will be Year 2000 compliant prior to January 1, 2000. IHOP intends to develop contingency plans by July 31, 1999 for any vendors that appear to have substantial Year 2000 operational risks. Such contingency plans may include a change of vendors to minimize our risk.

    Information received from our primary bank indicates that the bank will be Year 2000 compliant prior to January 1, 2000.

    A Year 2000 information package has been sent to all franchisees. It explains the Year 2000 issue and associated business risks and provides information to assist the franchisees in assessing and remediating their Year 2000 risks. IHOP will continue its efforts to raise awareness and inform franchisees of the risks posed by the Year 2000 throughout fiscal year 1999.

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

    Despite our Year 2000 remediation, testing efforts and contingency planning, there may be disruptions and unexpected business problems caused by IT systems, non-IT systems or third-party vendors during the early months of the year 2000. IHOP is making diligent efforts to assess the Year 2000 readiness of our significant business partners and will develop contingency plans for critical areas where we believe our exposure to Year 2000 risk is the greatest. However, despite our best efforts, we may encounter unanticipated third party failures or a failure to have successfully concluded our systems remediation efforts. Any of these unforeseen events could have a material adverse impact on IHOP's results of operations, financial condition or cash flows. Additionally, any prolonged inability of a significant number of our franchisees to operate their restaurants and remit payments to us could have a material adverse effect on us. The amount of any potential losses related to these occurrences cannot be reasonably estimated at this time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    IHOP is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

    IHOP's exposure to interest rate risk relates to its $20 million revolving credit agreement with its bank. Borrowings under the agreement bear interest at the bank's reference rate (prime) or, at IHOP's option, at the bank's quoted rate or at a Eurodollar rate. There were no borrowings outstanding under this agreement at March 31, 1999, and the largest amount outstanding under the agreement during the past twelve months was $12 million. The impact on our results of operations due to a hypothetical 1% interest rate change would be immaterial.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

    Exhibits not incorporated by reference are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

      3.1  Restated Certificate of Incorporation of IHOP Corp. Exhibit 3.1 to IHOP Corp.'s Annual
             Report on Form 10-K for the fiscal year ended December 31, 1997, (the "1999 Form
             10-K") is hereby incorporated by reference.

      3.2  Bylaws of IHOP Corp. Exhibit 3.2 to the 1997 Form 10-K is hereby incorporated by reference.

     11.0  Statement Regarding Computation of Per Share Earnings.

     27.0  Financial Data Schedule.

    (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     IHOP Corp.
                                     -----------------------------------------
                                                    (Registrant)

        April 29, 1999          By:            /s/ RICHARD K. HERZER
------------------------------       -----------------------------------------
            (Date)                               Richard K. Herzer
                                     Chairman of the Board, President and Chief
                                       Executive Officer (Principal Executive
                                                      Officer)

        April 29, 1999          By:            /s/ FREDERICK G. SILNY
------------------------------       -----------------------------------------
            (Date)                               Frederick G. Silny
                                        Vice President-Finance and Treasurer
                                           (Principal Financial Officer)