Form 10-Q
period 1999-06-30
IHOP CORP
filed 1999-07-29
CIK 49754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

    /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                         OR

    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-8360

                             ---------------------

                                   IHOP CORP.
             (Exact name of registrant as specified in its charter)

         DELAWARE               95-3038279
      (State or other        (I.R.S. Employer
      jurisdiction of         Identification
     incorporation or              No.)
       organization)

           525 NORTH BRAND BOULEVARD, GLENDALE, CALIFORNIA 91203-1903
            (Address of principal executive offices)      (Zip Code)

                                 (818) 240-6055
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     OUTSTANDING AS OF JUNE 30,
              CLASS                             1999
----------------------------------  -----------------------------
   Common Stock, $.01 par value              19,980,516

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IHOP CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            1999          1998
                                                                                        ------------  ------------
                                                                                        (UNAUDITED)
ASSETS

Current assets
  Cash and cash equivalents...........................................................   $    3,677    $    8,577
  Receivables.........................................................................       25,473        28,461
  Reacquired franchises and equipment held for sale, net..............................        2,729         2,284
  Inventories.........................................................................        1,228         1,222
  Prepaid expenses....................................................................        3,840           274
                                                                                        ------------  ------------
    Total current assets..............................................................       36,947        40,818
                                                                                        ------------  ------------
Long-term receivables.................................................................      227,319       217,156
Property and equipment, net...........................................................      179,397       161,689
Reacquired franchises and equipment held for sale, net................................       15,462        12,943
Excess of costs over net assets acquired, net.........................................       11,840        12,054
Other assets..........................................................................        1,120         1,239
                                                                                        ------------  ------------
    Total assets......................................................................   $  472,085    $  445,899
                                                                                        ------------  ------------
                                                                                        ------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt................................................   $    5,489    $    5,386
  Accounts payable....................................................................       19,134        22,589
  Accrued employee compensation and benefits..........................................        5,881         6,017
  Other accrued expenses..............................................................        5,342         5,309
  Deferred income taxes...............................................................        2,971         2,560
  Capital lease obligations...........................................................        1,489         1,388
                                                                                        ------------  ------------
    Total current liabilities.........................................................       40,306        43,249
                                                                                        ------------  ------------
Long-term debt........................................................................       49,883        49,765
Deferred income taxes.................................................................       36,118        34,708
Capital lease obligations and other...................................................      140,325       130,309
Shareholders' equity
  Preferred stock, $1 par value, 10,000,000 shares authorized; none issued............           --            --
  Common stock, $.01 par value, 40,000,000 shares authorized; shares issued and outstanding: June 30, 1999, 19,980,516 shares; December 31, 1998, 19,763,160
    shares (net of 9,240 treasury shares).............................................          200           199
  Additional paid-in capital (net of treasury shares at cost: 1998, $154).............       63,980        60,100
  Retained earnings...................................................................      140,606       126,169
  Contribution to ESOP................................................................          667         1,400
                                                                                        ------------  ------------
    Total shareholders' equity........................................................      205,453       187,868
                                                                                        ------------  ------------
    Total liabilities and shareholders' equity........................................   $  472,085    $  445,899
                                                                                        ------------  ------------
                                                                                        ------------  ------------

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                           JUNE 30,               JUNE 30,
                                                                     --------------------  ----------------------
                                                                       1999       1998        1999        1998
                                                                     ---------  ---------  ----------  ----------
Revenues
  Franchise operations
    Rent...........................................................  $  11,390  $   9,480  $   22,442  $   18,464
    Service fees and other.........................................     28,877     25,304      57,429      50,230
                                                                     ---------  ---------  ----------  ----------
                                                                        40,267     34,784      79,871      68,694
  Sale of franchises and equipment.................................      9,227     12,029      14,938      16,076
  Company operations...............................................     18,020     18,351      34,027      36,036
                                                                     ---------  ---------  ----------  ----------
      Total revenues...............................................     67,514     65,164     128,836     120,806
                                                                     ---------  ---------  ----------  ----------
Costs and Expenses
  Franchise operations
    Rent...........................................................      5,922      4,884      11,594       9,638
    Other direct costs.............................................     10,230      9,085      20,650      18,140
                                                                     ---------  ---------  ----------  ----------
                                                                        16,152     13,969      32,244      27,778
  Cost of sales of franchises and equipment........................      5,343      7,259       9,088      10,282
  Company operations...............................................     17,024     17,208      32,207      33,657
  Field, corporate and administrative..............................      8,855      8,398      17,162      15,831
  Depreciation and amortization....................................      3,076      2,815       6,092       5,506
  Interest.........................................................      4,389      4,107       8,846       8,216
  Other (income) and expense, net..................................        (93)       812        (278)      1,234
                                                                     ---------  ---------  ----------  ----------
      Total costs and expenses.....................................     54,746     54,568     105,361     102,504
                                                                     ---------  ---------  ----------  ----------
Income before income taxes.........................................     12,768     10,596      23,475      18,302
Provision for income taxes.........................................      4,916      4,133       9,038       7,138
                                                                     ---------  ---------  ----------  ----------
      Net income...................................................  $   7,852  $   6,463  $   14,437  $   11,164
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
Net Income Per Share
  Basic............................................................  $     .39  $     .33  $      .73  $      .57
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
  Diluted..........................................................  $     .39  $     .32  $      .71  $      .56
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
Weighted Average Shares Outstanding
  Basic............................................................     19,935     19,675      19,876      19,587
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
  Diluted..........................................................     20,385     20,093      20,297      19,963
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
Cash flows from operating activities
  Net income..............................................................................  $   14,437  $   11,164
  Adjustments to reconcile net income to cash provided by operating activities
    Depreciation and amortization.........................................................       6,092       5,506
    Deferred taxes........................................................................       1,821       1,865
    Contribution to ESOP..................................................................         667         585
    Change in current assets and liabilities
      Accounts receivable.................................................................       3,766         444
      Inventories.........................................................................          (6)        131
      Prepaid expenses....................................................................      (3,566)        486
      Accounts payable....................................................................      (3,455)     (3,538)
      Accrued employee compensation and benefits..........................................        (136)       (322)
      Other accrued expenses..............................................................          33         914
    Other, net............................................................................        (184)      3,023
                                                                                            ----------  ----------
        Cash provided by operating activities.............................................      19,469      20,258
                                                                                            ----------  ----------
Cash flows from investing activities
  Additions to property and equipment.....................................................     (38,367)    (36,750)
  Proceeds from sale and leaseback arrangements...........................................      12,482       5,570
  Additions to notes, equipment contracts and direct financing leases receivable..........      (5,377)     (5,437)
  Principal receipts from notes, equipment contracts and direct financing leases
    receivable............................................................................       5,584       4,696
  Additions to reacquired franchises held for sale........................................        (850)       (651)
                                                                                            ----------  ----------
        Cash used by investing activities.................................................     (26,528)    (32,572)
                                                                                            ----------  ----------
Cash flows from financing activities
  Proceeds from issuance of long-term debt................................................       3,372       6,535
  Repayment of long-term debt.............................................................      (3,151)        (29)
  Principal payments on capital lease obligations.........................................        (543)       (342)
  Exercise of stock options...............................................................       2,481       3,208
                                                                                            ----------  ----------
        Cash provided by financing activities.............................................       2,159       9,372
                                                                                            ----------  ----------
Net change in cash and cash equivalents...................................................      (4,900)     (2,942)
Cash and cash equivalents at beginning of period..........................................       8,577       5,964
                                                                                            ----------  ----------
        Cash and cash equivalents at end of period........................................  $    3,677  $    3,022
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Supplemental disclosures
  Interest paid, net of capitalized amounts...............................................  $    8,740  $    8,028
  Income taxes paid.......................................................................       5,785       4,597
  Capital lease obligations incurred......................................................      19,102       9,225

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS

    1. GENERAL--The accompanying consolidated financial statements for the six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 1998 has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

    2. STOCK SPLIT--On April 29, 1999, IHOP Corp.'s Board of Directors authorized a 2-for-1 split of IHOP's common stock effective May 27, 1999, in the form of a stock dividend for stockholders of record at the close of business on May 13, 1999. All share, per-share retained earnings, and common stock amounts in the accompanying consolidated financial statements have been restated to give effect to the stock split.

    3. SEGMENTS--IHOP identifies its operating segments based on the organizational units used by management to monitor performance and make operating decisions. The Franchise Operations segment includes restaurants operated by franchisees and area licensees in the United States, Canada and Japan. The Company Operations segment includes company-operated restaurants in the United States. We measure segment profit as operating income, which is defined as income before field, corporate and administrative expense, interest expense, and income taxes. Information on segments and a reconciliation to income before income taxes are as follows:

                                                                          SALES OF     CONSOLIDATING
                                              FRANCHISE     COMPANY      FRANCHISES     ADJUSTMENTS   CONSOLIDATED
                                             OPERATIONS   OPERATIONS   AND EQUIPMENT     AND OTHER       TOTAL
                                             -----------  -----------  --------------  -------------  ------------
                                                                        (IN THOUSANDS)
                                                                          (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 1999
Revenues from external customers...........   $  40,290    $  18,020     $    9,227     $       (23)   $   67,514
Intercompany real estate charges
  (revenues)...............................       1,393          144             --          (1,537)           --
Depreciation & amortization................         932        1,013             --           1,131         3,076
Operating income (loss)....................      18,524         (667)         3,884           4,271        26,012
Field, corporate and administrative........                                                                 8,855
Interest expense...........................                                                                 4,389
Income before income taxes.................                                                                12,768
Additions to long-lived assets.............      20,181        1,002            195           4,709        26,087
Total assets...............................     341,313       45,250         18,191          67,331       472,085

THREE MONTHS ENDED JUNE 30, 1998
Revenues from external customers...........      34,831       18,351         12,029             (47)       65,164
Intercompany real estate charges
  (revenues)...............................       1,333          287             --          (1,620)           --
Depreciation & amortization................         775          950             --           1,090         2,815
Operating income (loss)....................      15,935         (496)         4,770           2,892        23,101
Field, corporate and administrative........                                                                 8,398
Interest expense...........................                                                                 4,107
Income before income taxes.................                                                                10,596
Additions to long-lived assets.............      17,060          591           (101)          4,868        22,418
Total assets...............................     285,335       39,816         16,402          69,609       411,162

                          IHOP CORP. AND SUBSIDIARIES

                                                                          SALES OF     CONSOLIDATING
                                              FRANCHISE     COMPANY      FRANCHISES     ADJUSTMENTS   CONSOLIDATED
                                             OPERATIONS   OPERATIONS   AND EQUIPMENT     AND OTHER       TOTAL
                                             -----------  -----------  --------------  -------------  ------------
                                                                        (IN THOUSANDS)
                                                                          (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers...........   $  79,914    $  34,027     $   14,938     $       (43)   $  128,836
Intercompany real estate charges
  (revenues)...............................       2,818          255             --          (3,073)           --
Depreciation & amortization................       1,891        1,929             --           2,272         6,092
Operating income (loss)....................      36,393       (1,348)         5,850           8,588        49,483
Field, corporate and administrative........                                                                17,162
Interest expense...........................                                                                 8,846
Income before income taxes.................                                                                23,475
Additions to long-lived assets.............      26,691        2,282            850           9,394        39,217
Total assets...............................     341,313       45,250         18,191          67,331       472,085

SIX MONTHS ENDED JUNE 30, 1998
Revenues from external customers...........      68,779       36,036         16,076             (85)      120,806
Intercompany real estate charges
  (revenues)...............................       2,581          509             --          (3,090)           --
Depreciation & amortization................       1,511        1,888             --           2,107         5,506
Operating income (loss)....................      31,329         (848)         5,794           6,074        42,349
Field, corporate and administrative........                                                                15,831
Interest expense...........................                                                                 8,216
Income before income taxes.................                                                                18,302
Additions to long-lived assets.............      20,890        3,484            651          12,376        37,401
Total assets...............................     285,335       39,816         16,402          69,609       411,162

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain operating data for IHOP restaurants:

                                                                       THREE MONTHS                   SIX MONTHS
                                                                      ENDED JUNE 30,                ENDED JUNE 30,
                                                                 -------------------------     -------------------------
                                                                    1999           1998           1999           1998
                                                                 ----------     ----------     ----------     ----------
                                                                                 (DOLLARS IN THOUSANDS)
                                                                                       (UNAUDITED)
Restaurant Data
  Effective restaurants(a)
    Franchise..................................................         625            572            622            569
    Company....................................................          75             76             72             75
    Area license...............................................         146            146            145            145
                                                                 ----------     ----------     ----------     ----------
      Total....................................................         846            794            839            789
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
System-wide
  Sales(b).....................................................  $  278,463     $  250,346     $  548,096     $  497,758
    Percent increase...........................................        11.2%          13.2%          10.1%          13.8%
  Average sales per effective restaurant.......................  $      329     $      315     $      653     $      631
    Percent increase...........................................         4.4%           5.4%           3.5%           5.9%
  Comparable average sales per restaurant(c)...................  $      344     $      327     $      679     $      653
    Percent increase...........................................         1.7%           2.5%           0.8%           3.4%
Franchise
  Sales........................................................  $  227,277     $  198,691     $  447,073     $  393,240
    Percent increase...........................................        14.4%          14.4%          13.7%          14.9%
  Average sales per effective restaurant.......................  $      364     $      347     $      719     $      691
    Percent increase...........................................         4.9%           7.1%           4.1%           7.8%
  Comparable average sales per restaurant(c)...................  $      356     $      338     $      701     $      675
    Percent increase...........................................         1.7%           2.6%           0.8%           3.6%
Company
  Sales........................................................  $   18,020     $   18,351     $   34,027     $   36,036
    Percent change.............................................        (1.8)%         24.0%          (5.6)%         24.9%
  Average sales per effective restaurant.......................  $      240     $      241     $      473     $      480
    Percent change.............................................        (0.4)%          2.6%          (1.5)%          3.2%
Area License
  Sales........................................................  $   33,166     $   33,304     $   66,996     $   68,482
    Percent change.............................................        (0.4)%          2.4%          (2.2)%          3.1%
  Average sales per effective restaurant.......................  $      227     $      228     $      462     $      472
    Percent change.............................................        (0.4)%         (2.6)%         (2.1)%         (1.9)%

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

    The following table summarizes IHOP's restaurant development and franchising activity:

                                                                      THREE MONTHS               SIX MONTHS
                                                                     ENDED JUNE 30,            ENDED JUNE 30,
                                                                ------------------------  ------------------------
                                                                   1999         1998         1999         1998
                                                                   -----        -----        -----        -----
                                                                                   (UNAUDITED)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP--beginning of period.....................................         844          792          835          787
  New openings
    IHOP-developed............................................          17           15           27           22
    Investor and conversion program...........................           2            4            4            6
    Area license..............................................           3            1            3            2
                                                                       ---          ---          ---          ---
  Total new openings..........................................          22           20           34           30
  Closings
    Company and franchise.....................................          (2)          (8)          (5)         (12)
    Area license..............................................          --           --           --           (1)
                                                                       ---          ---          ---          ---
IHOP--end of period...........................................         864          804          864          804
                                                                       ---          ---          ---          ---
                                                                       ---          ---          ---          ---
Summary--end of period
  Franchise...................................................         640          586          640          586
  Company.....................................................          76           72           76           72
  Area license................................................         148          146          148          146
                                                                       ---          ---          ---          ---
    Total IHOP................................................         864          804          864          804
                                                                       ---          ---          ---          ---
                                                                       ---          ---          ---          ---

RESTAURANT FRANCHISING ACTIVITY
IHOP-developed................................................          15           18           24           24
Investor and conversion program...............................           2            4            4            6
Rehabilitated and refranchised................................           1            2            1            3
                                                                       ---          ---          ---          ---
  Total restaurants franchised................................          18           24           29           33
Reacquired by IHOP............................................          (2)          (2)          (8)          (9)
Closed........................................................          (2)          (6)          (5)          (9)
                                                                       ---          ---          ---          ---
  Net addition................................................          14           16           16           15
                                                                       ---          ---          ---          ---
                                                                       ---          ---          ---          ---

------------------------

GENERAL

    The following discussion and analysis provides information we believe is relevant to an assessment and understanding of IHOP's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in IHOP's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Certain forward-looking statements are contained in this quarterly report. They use such words as "may," "will," "expect," "believe," "plan," or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: availability of suitable locations and terms of the sites designated for development; legislation and government regulation including the ability to obtain satisfactory regulatory approvals; conditions beyond IHOP's control such as weather or natural disasters; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the International House of Pancakes brand and concept by guests and franchisees; IHOP's overall marketing, operational and financial performance; IHOP's ability to mitigate the impact of the year 2000 issue successfully; economic and political conditions; adoption of new, or changes in, accounting policies and practices; and other factors discussed from time to time in our filings with the Securities and Exchange Commission. Forward-looking information is provided by us pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. In addition, we disclaims any intent or obligation to update these forward-looking statements.

    Our quarterly results are subject to seasonal fluctuation. The mix and number of restaurants franchised affect revenues from sales of franchises and equipment and their associated costs of sales. We franchise four kinds of restaurants: restaurants newly developed by IHOP, restaurants developed by franchisees, restaurants developed by area licensees and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, have little if any franchise cost of sales and have equipment in excess of $300,000 that is usually sold at a price that includes little or no profit margin. Franchise rights for restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale. Area license rights are normally granted in return for a one-time development fee that is recognized ratably as restaurants are developed in the area. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $300,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings and the number of restaurants in our inventory of restaurants that are available for refranchising. As a consequence of the foregoing factors, the results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

SYSTEM-WIDE RETAIL SALES

    System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and company-operated restaurants. System-wide retail sales grew $28,117,000 or 11.2% in the second quarter of 1999 and $50,338,000 or 10.1% in the first six months of 1999. Growth in the number of effective restaurants and increases in average per unit sales caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period adjusted to account for restaurants in operation for only a portion of the period. Effective restaurants grew by 52 or 6.5% in the second quarter of 1999 and by 50 or 6.3% in the first six months of 1999 due to new restaurant development. Newly developed restaurants generally have seating and sales above the system-wide averages. System-wide comparable average sales per restaurant (exclusive of area license restaurants in Florida and Japan) grew 1.7% in the second quarter of 1999 and 0.8% in the first six months of 1999. Management continues to pursue growth in sales through new restaurant development, advertising and marketing efforts, improvements in customer service and operations, and remodeling of existing restaurants.

FRANCHISE OPERATIONS

    Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest. Franchise operations revenues were 59.6% of total revenues in the second quarter of 1999 and 62.0% of total revenues in the first six months of 1999. Franchise operations revenues grew $5,483,000 or 15.8% in the second quarter of 1999 and $11,177,000 or 16.3% in the first six months of 1999. An increase in the number of effective franchise restaurants coupled with higher average sales per franchise restaurant caused the growth in franchise operations revenues. Effective franchise restaurants grew by 53 or 9.3% in both the second quarter and first six months of 1999. Average sales per franchise restaurant grew 4.9% in the second quarter of 1999 and 4.1% in the first six months of 1999.

    Franchise operations costs and expenses include rent, advertising, the cost of sales of proprietary products and other direct costs associated with franchise operations. Franchise operations costs and expenses increased $2,183,000 or 15.6% in the second quarter of 1999 and $4,466,000 or 16.1% in the first six months of 1999. Increases in franchise operations costs were generally in line with the growth in franchise operations revenue.

    Franchise operations margin is equal to franchise operations revenues less franchise operations costs and expenses. Franchise operations margin increased $3,300,000 to $24,115,000 in the second quarter of 1999 and $6,711,000 to
$47,627,000 in the first six months of 1999. Franchise operations margin was 59.9% and 59.6% of franchise operations revenues in the second quarter and first six months of 1999 compared with 59.8% and 59.6% in the same periods in the prior year. Increased interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees was primarily responsible for the improvement in franchise operations margin in 1999.

SALES OF FRANCHISES AND EQUIPMENT

    Sales of franchises and equipment were 13.7% of total revenues in the second quarter of 1999 and 11.6% of total revenues in the first six months of 1999. Sales of franchises and equipment declined $2,802,000 or 23.3% in the second quarter of 1999 and $1,138,000 or 7.1% in the first six months of 1999. A decrease in the number of restaurants franchised was the primary cause of the decline in sales of franchises and equipment. IHOP franchised 18 and 29 restaurants in the second quarter and first six months of 1999 compared with 24 and 33 in the same periods in the prior year.

    Cost of sales of franchises and equipment declined $1,916,000 or 26.4% in the second quarter of 1999 and $1,194,000 or 11.6% in the first six months of 1999. The decline was generally in line with the decrease in the number of restaurants franchised, although the mix of restaurants franchised also impacted the cost of sales.

    Margin on sales of franchises and equipment is equal to sales of franchises and equipment less the cost of sales of franchises and equipment. Margin on sales of franchises and equipment decreased $886,000 to $3,884,000 in the second quarter of 1999 and increased $56,000 to $5,850,000 in the first six months of 1999. Margin on sales of franchises and equipment was 42.1% and 39.2% in the second quarter and first six months of 1999 compared with 39.7% and 36.0% in the same periods in the prior year. The change in margin was primarily due to the mix of restaurants franchised in the respective periods.

COMPANY OPERATIONS

    Company operations revenues are sales to customers at restaurants operated by IHOP. Company operations revenues were 26.7% of total revenues in the second quarter of 1999 and 26.4% of total revenues in the first six months of 1999. Company operations revenues declined $331,000 or 1.8% in the second quarter of 1999 and $2,009,000 or 5.6% in the first six months of 1999. Decreases in the number of effective IHOP operated restaurants and in the average sales per IHOP operated restaurant caused the revenue decline. Effective IHOP operated restaurants decreased by one or 1.3% in the second quarter of 1999 and by three or 4.0% in the first six months of 1999. Average sales per IHOP operated restaurant decreased by 0.4% in the second quarter of 1999 and by 1.5% in the first six months of 1999.

    Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs declined $184,000 or 1.1% in the second quarter of 1999 and $1,450,000 or 4.3% in the first six months of 1999. IHOP experienced slight increases in the costs of food, labor and benefits as a percentage of company operations revenues in the second quarter and first six months of 1999.

    Company operations margin is equal to company operations revenues less company operations costs and expenses. Company operations margin declined $147,000 to $996,000 in the second quarter of 1999 and $559,000 to $1,820,000 in the first six months of 1999. Company operations margin was 5.5% and 5.3% of company operations revenues in the second quarter and first six months of 1999 compared with 6.2% and 6.6% in the same periods in the prior year.

OTHER COSTS AND EXPENSES AND BALANCE SHEET ACCOUNTS

    Field, corporate and administrative costs and expenses increased $457,000 or 5.4% and $1,331,000 or 8.4% in the second quarter and first six months of 1999 compared with the same periods in the prior year. The increases were primarily caused by normal increases in salaries and wages and the addition of employees to support our growth. Field, corporate and administrative costs were 3.2% and 3.1% of system-wide sales in the second quarter and first six months of 1999 compared with 3.4% and 3.2% in the same periods in the prior year.

    Depreciation and amortization expense increased $261,000 or 9.3% and $586,000 or 10.6% in the second quarter and first six months of 1999. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our ongoing restaurant development program.

    Interest expense increased $282,000 or 6.9% and $630,000 or 7.7% in the second quarter and first six months of 1999. The increases were due to interest associated with capital leases which were partially offset by reductions in interest on our senior notes due 2002 as the principal balance is paid down.

    The balance of long-term receivables at June 30, 1999, increased over that of the prior year end primarily due to IHOP's financing activities associated with the sale of franchises and equipment and the leasing of restaurants to its franchisees.

    The balance of long-term reacquired franchises and equipment held for sale, net at June 30, 1999, increased over that of the prior year end primarily due to the reacquisition of eight restaurants during the first six months of 1999.

    Balances of property and equipment, net and capital lease obligations at June 30, 1999, increased over those of the prior year end primarily due to new restaurant development and IHOP's capital lease obligations associated with that development.

LIQUIDITY AND CAPITAL RESOURCES

    We invest in our business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older company-operated restaurants.

    In 1999 IHOP and its franchisees and area licensees forecast developing and opening approximately 75 to 85 restaurants. Included in that number are the development of 60 to 65 new restaurants by us and the development of 15 to 20 restaurants by our franchisees and area licensees. This forecast differs from earlier projections due to a decrease by five in the number of restaurants projected to be developed and opened by our franchisees and area licensees. Capital expenditure projections for 1999, which include our portion of the above development program, are approximately $75 to $85 million. In November 1999 the fourth annual installment of $4.6 million in principal becomes due on our senior notes due 2002. We expect that funds from operations, sale and leaseback arrangements (estimated to be about $30 to 35 million) and our $20 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures and our principal repayment on our senior notes in 1999. At June 30, 1999, $20 million was available to be borrowed under our unsecured bank revolving credit agreement. In June 1999 IHOP's unsecured bank revolving credit agreement was extended by one year, through June 30, 2002, under similar terms and conditions.

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

    IHOP's information technology ("IT") systems include our financial software for accounting and payroll, our network hardware and software and our restaurant point-of-sale (POS) systems. In 1996 and 1997 we installed new client-server software and hardware to perform accounting and payroll functions. In 1998 we upgraded our network hardware and software to current release versions. The various vendors of these hardware and software systems have represented to IHOP that they are Year 2000 compliant. Most of our POS systems have been supplied by one vendor. That vendor had represented to IHOP in 1997 that these systems were Year 2000 compliant, but has now informed us that the systems are not Year 2000 compliant. Our vendor has agreed to supply, free of charge, software upgrades to make our franchise and company operated POS systems Year 2000 compliant. In some older POS systems, upgraded hardware will be necessary to run the new versions of the software. Costs to upgrade or replace existing hardware range from $500 to $5,000 per POS system for these older systems. Costs to be incurred in company-operated restaurants are included in IHOP's estimated future remediation and testing costs discussed below. We expect to have our POS systems Year 2000 compliant by September 30, 1999.

    Our non-IT systems consist primarily of our telephone switching equipment and restaurant operating equipment. We have upgraded our telephone switching equipment where necessary. Our assessment of our restaurant operating equipment has indicated that modification or replacement will not be necessary as a result of the Year 2000 issue. Therefore we are not currently remediating this operating equipment. However, the existence of non-compliant embedded technology in this type of equipment is, by nature, more difficult to identify and repair than in computer hardware and software.

    We have developed plans in conjunction with a major IT consulting company to independently test all of our IT and non-IT systems to ensure that they are Year 2000 compliant. Completion of the testing phase for all significant systems is expected by September 30, 1999.

    IHOP's most significant third-party business partners consist of restaurant food and supplies vendors who serve the IHOP chain. An inventory of our significant third-party partners has been completed and letters mailed requesting information regarding each party's Year 2000 compliance status. To date we have received responses from about 95% of these vendors, all of which indicate that the vendor is now or will be Year 2000 compliant prior to January 1,2000. IHOP has developed contingency plans for any vendors that appear to have substantial Year 2000 operational risks. Such contingency plans include a change of vendors to minimize our risk.

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

    The most likely worst case scenario for IHOP is that a significant number of our restaurants will be unable to operate for a few days due to public infrastructure failures and/or food supply problems. Some restaurants may have longer-term problems lasting a few weeks. The failure of restaurants to operate would result in reduced revenues and cash flows for IHOP during the period of disruption. Loss of company-operated restaurant revenues would be partially mitigated by reduced costs. Loss of revenues from franchise operations would more directly impact our profitability. The impact to IHOP of one lost day of operations, on average, for all franchised restaurants is projected to be approximately $500,000. Our gross profit margin on franchise operations in 1998 was 59.9%.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The annual meeting of shareholders (the "Meeting") was held on May 11, 1999. Shareholders voted in person or by proxy for the following purposes. Shareholder votes have been adjusted to give effect to the 2-for-1 split of IHOP's common stock effective May 27, 1999.

    (a) Shareholders voted to elect three Class II directors, each to serve for a term of three years, as follows:

                                                                          VOTES        VOTES
NOMINEE                                                                    FOR       WITHHELD
---------------------------------------------------------------------  ------------  ---------
Michael S. Gordon....................................................    17,860,576    299,424
Larry Alan Kay.......................................................    17,861,898    298,102
Dennis M. Leifheit...................................................    17,862,498    297,502

    There were no abstentions or broker non-votes. Directors whose terms of office continued after the Meeting were H. Frederick Christie, Frank Edelstein, Richard K. Herzer, Neven C. Hulsey, Caroline W. Nahas, and Patrick W. Rose.

    (b) Shareholders voted to approve and ratify the amendment of the IHOP Corp. 1994 Stock Option Plan for Non-Employee Directors to provide for annual grants of options. 17,154,380 shares were voted for this proposal, 955,098 were voted against, there were 50,532 abstentions and no broker non-votes.

    (c) Shareholders voted to approve and ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 1999. 15,326,878 shares were voted for this proposal, 2,822,358 were voted against, there were 10,764 abstentions and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

    Exhibits not incorporated by reference are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

      3.1  Certificate of Incorporation of IHOP Corp. Exhibit 3.1 to IHOP Corp.'s Form 10-K for
           the fiscal year ended December 31, 1997, (the "1997 Form 10-K") is hereby incorporated by reference.

      3.2  Bylaws of IHOP Corp. Exhibit 3.2 to IHOP Corp.'s 1997 Form 10-K is hereby incorporated by reference.

      4.0  Sixth Amendment to Letter Agreement, dated as of June 30, 1999, among International
           House of Pancakes, Inc., IHOP Corp. and Bank of America National Trust and Savings
           Association (successor by merger to Bank of America Illinois).

     10.0  IHOP Corp. 1994 Stock Option Plan for Non-Employee Directors as Amended and Restated
           February 23, 1999. Annex "A" to the IHOP Corp. Proxy Statement for Annual Meeting of
           Shareholders to be Held on Tuesday, May 11, 1999, is hereby incorporated by reference.

     11.0  Statement Regarding Computation of Per Share Earnings

     27.0  Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IHOP CORP.
                                   (Registrant)

 July 29, 1999                     BY:           /s/ RICHARD K. HERZER
  -----------                           ----------------------------------------
    (Date)                                         Richard K. Herzer
                                          CHAIRMAN OF THE BOARD, PRESIDENT AND
                                           CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                                   EXECUTIVE OFFICER)

 July 29, 1999                     BY:             /s/ GENE A. SCOTT
  -----------                           ----------------------------------------
    (Date)                                           Gene A. Scott
                                           CONTROLLER, ACTING CHIEF FINANCIAL
                                         OFFICER (PRINCIPAL ACCOUNTING OFFICER)