Form 10-Q
period 1999-09-30
IHOP CORP
filed 1999-10-28
CIK 49754

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                          OUTSTANDING AS OF SEPTEMBER 30, 1999
                    -----                          ------------------------------------
        Common Stock, $.01 par value                            20,110,647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IHOP CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................    $ 10,215        $  8,577
  Receivables...............................................      29,135          28,461
  Reacquired franchises and equipment held for sale, net....       2,662           2,284
  Inventories...............................................       1,238           1,222
  Prepaid expenses..........................................       4,032             274
                                                                --------        --------
    Total current assets....................................      47,282          40,818
                                                                --------        --------
Long-term receivables.......................................     237,535         217,156
Property and equipment, net.................................     185,594         161,689
Reacquired franchises and equipment held for sale, net......      15,085          12,943
Excess of costs over net assets acquired, net...............      11,732          12,054
Other assets................................................       1,100           1,239
                                                                --------        --------
    Total assets............................................    $498,328        $445,899
                                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt......................    $  5,498        $  5,386
  Accounts payable..........................................      19,933          22,589
  Accrued employee compensation and benefits................       7,316           6,017
  Other accrued expenses....................................       7,971           5,309
  Deferred income taxes.....................................       3,486           2,560
  Capital lease obligations.................................       1,550           1,388
                                                                --------        --------
    Total current liabilities...............................      45,754          43,249
                                                                --------        --------
Long-term debt..............................................      49,740          49,765
Deferred income taxes.......................................      38,019          34,708
Capital lease obligations and other.........................     147,903         130,309
Shareholders' equity
  Preferred stock, $1 par value, 10,000,000 shares
  authorized; none issued...................................          --              --
  Common stock, $.01 par value, 40,000,000 shares
    authorized; shares issued and outstanding:
    September 30, 1999, 20,110,647 shares; December 31,
    1998, 19,763,160 shares (net of 9,240 treasury
    shares).................................................         202             199
  Additional paid-in capital (net of treasury shares at
  cost: 1998, $154).........................................      66,379          60,100
  Retained earnings.........................................     149,247         126,169
  Contribution to ESOP......................................       1,084           1,400
                                                                --------        --------
    Total shareholders' equity..............................     216,912         187,868
                                                                --------        --------
    Total liabilities and shareholders' equity..............    $498,328        $445,899
                                                                ========        ========

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        ------------------     -----------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
Revenues
  Franchise operations
    Rent..............................................  $11,457    $ 9,964    $ 33,899   $ 28,428
    Service fees and other............................   30,176     26,836      87,605     77,066
                                                        -------    -------    --------   --------
                                                         41,633     36,800     121,504    105,494
  Sale of franchises and equipment....................   12,114     12,649      27,052     28,725
  Company operations..................................   18,271     16,855      52,298     52,891
                                                        -------    -------    --------   --------
      Total revenues..................................   72,018     66,304     200,854    187,110
                                                        -------    -------    --------   --------
Costs and Expenses
  Franchise operations
    Rent..............................................    5,939      4,885      17,533     14,523
    Other direct costs................................   10,234      9,799      30,884     27,939
                                                        -------    -------    --------   --------
                                                         16,173     14,684      48,417     42,462
  Cost of sales of franchises and equipment...........    7,586      7,778      16,674     18,060
  Company operations..................................   17,366     15,941      49,573     49,598
  Field, corporate and administrative.................    8,848      7,963      26,010     23,794
  Depreciation and amortization.......................    3,153      2,891       9,245      8,397
  Interest............................................    4,869      4,460      13,715     12,676
  Other (income) and expense, net.....................      (29)       710        (307)     1,944
                                                        -------    -------    --------   --------
      Total costs and expenses........................   57,966     54,427     163,327    156,931
                                                        -------    -------    --------   --------
Income before income taxes............................   14,052     11,877      37,527     30,179
Provision for income taxes............................    5,411      4,632      14,449     11,770
                                                        -------    -------    --------   --------
      Net income......................................  $ 8,641    $ 7,245    $ 23,078   $ 18,409
                                                        =======    =======    ========   ========
Net Income Per Share
  Basic...............................................  $  0.43    $  0.37    $   1.16   $   0.94
                                                        =======    =======    ========   ========
  Diluted.............................................  $  0.42    $  0.36    $   1.13   $   0.92
                                                        =======    =======    ========   ========
Weighted Average Shares Outstanding
  Basic...............................................   20,068     19,710      19,940     19,628
                                                        =======    =======    ========   ========
  Diluted.............................................   20,496     20,103      20,364     20,009
                                                        =======    =======    ========   ========

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Cash flows from operating activities
  Net income................................................  $ 23,078   $ 18,409
  Adjustments to reconcile net income to cash provided by
    operating activities
    Depreciation and amortization...........................     9,245      8,397
    Deferred taxes..........................................     4,237      3,066
    Contribution to ESOP....................................     1,084        969
    Change in current assets and liabilities
      Accounts receivable...................................       774      2,493
      Inventories...........................................       (16)        58
      Prepaid expenses......................................    (3,758)       418
      Accounts payable......................................    (2,656)    (3,586)
      Accrued employee compensation and benefits............     1,299      1,056
      Other accrued expenses................................     2,662      3,634
    Other, net..............................................       269      4,680
                                                              --------   --------
        Cash provided by operating activities...............    36,218     39,594
                                                              --------   --------
Cash flows from investing activities
  Additions to property and equipment.......................   (54,269)   (57,012)
  Proceeds from sale and leaseback arrangements.............    17,684     11,684
  Additions to notes, equipment contracts and direct
  financing leases receivable...............................    (9,414)    (9,588)
  Principal receipts from notes, equipment contracts and
    direct financing leases receivable......................     8,174      7,149
  Additions to reacquired franchises held for sale..........      (929)    (1,289)
                                                              --------   --------
        Cash used by investing activities...................   (38,754)   (49,056)
                                                              --------   --------
Cash flows from financing activities
  Proceeds from issuance of long-term debt..................     3,372      6,535
  Repayment of long-term debt...............................    (3,285)    (3,341)
  Principal payments on capital lease obligations...........      (795)      (526)
  Exercise of stock options.................................     4,882      3,452
                                                              --------   --------
        Cash provided by financing activities...............     4,174      6,120
                                                              --------   --------
Net change in cash and cash equivalents.....................     1,638     (3,342)
Cash and cash equivalents at beginning of period............     8,577      5,964
                                                              --------   --------
        Cash and cash equivalents at end of period..........  $ 10,215   $  2,622
                                                              ========   ========
Supplemental disclosures
  Interest paid, net of capitalized amounts.................  $ 12,536   $ 11,373
  Income taxes paid.........................................    10,315      7,598
  Capital lease obligations incurred........................    19,865     18,017

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. GENERAL--The accompanying, unaudited, consolidated financial statements for the three months and nine months ended September 30, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP") are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 1998, has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

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

                                                                       SALES OF      CONSOLIDATING
                                           FRANCHISE     COMPANY      FRANCHISES      ADJUSTMENTS    CONSOLIDATED
                                           OPERATIONS   OPERATIONS   AND EQUIPMENT     AND OTHER        TOTAL
                                           ----------   ----------   -------------   -------------   ------------
                                                                       (IN THOUSANDS)
                                                                        (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers.........   $ 41,618     $18,271        $12,114         $    15        $ 72,018
Intercompany real estate charges
  (revenues)                                   1,502         167             --          (1,669)             --
Depreciation and amortization............        917       1,001             --           1,235           3,153
Operating income (loss)..................     19,331        (770)         4,528           4,680          27,769
Field, corporate and administrative......                                                                 8,848
Interest expense.........................                                                                 4,869
Income before income taxes...............                                                                14,052
Additions to long-lived assets...........      8,915       1,837             79           5,150          15,981
Total assets.............................    351,616      49,938         17,747          79,027         498,328
THREE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers.........     36,838      16,855         12,649             (38)         66,304
Intercompany real estate charges
  (revenues).............................      1,575         205             --          (1,780)             --
Depreciation and amortization............        837         910             --           1,144           2,891
Operating income (loss)..................     16,635        (642)         4,871           3,436          24,300
Field, corporate and administrative......                                                                 7,963
Interest expense.........................                                                                 4,460
Income before income taxes...............                                                                11,877
Additions to long-lived assets...........     12,594          --            638           7,668          20,900
Total assets.............................    301,528      40,926         17,577          69,321         429,352

                                                                       SALES OF      CONSOLIDATING
                                           FRANCHISE     COMPANY      FRANCHISES      ADJUSTMENTS    CONSOLIDATED
                                           OPERATIONS   OPERATIONS   AND EQUIPMENT     AND OTHER        TOTAL
                                           ----------   ----------   -------------   -------------   ------------
                                                                       (IN THOUSANDS)
                                                                        (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers.........   $121,532     $52,298        $27,052         $   (28)       $200,854
Intercompany real estate charges
  (revenues).............................      4,320         422             --          (4,742)             --
Depreciation and amortization............      2,808       2,930             --           3,507           9,245
Operating income (loss)..................     55,724      (2,118)        10,378          13,268          77,252
Field, corporate and administrative......                                                                26,010
Interest expense.........................                                                                13,715
Income before income taxes...............                                                                37,527
Additions to long-lived assets...........     35,606       4,119            929          14,544          55,198
Total assets.............................    351,616      49,938         17,747          79,027         498,328
NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers.........    105,617      52,891         28,725            (123)        187,110
Intercompany real estate charges
  (revenues).............................      4,156         714             --          (4,870)             --
Depreciation and amortization............      2,348       2,798             --           3,251           8,397
Operating income (loss)..................     47,964      (1,490)        10,665           9,510          66,649
Field, corporate and administrative......                                                                23,794
Interest expense.........................                                                                12,676
Income before income taxes...............                                                                30,179
Additions to long-lived assets...........     33,484       3,484          1,289          20,044          58,301
Total assets.............................    301,528      40,926         17,577          69,321         429,352

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain operating data for IHOP restaurants:

                                                    THREE MONTHS                NINE MONTHS
                                                ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                               ----------------------      ----------------------
                                                 1999          1998          1999          1998
                                               --------      --------      --------      --------
                                                             (DOLLARS IN THOUSANDS)
                                                                  (UNAUDITED)
Restaurant Data
  Effective restaurants(a)
    Franchise................................       644           589           630           576
    Company..................................        75            72            73            74
    Area license.............................       149           146           147           145
                                               --------      --------      --------      --------
      Total..................................       868           807           850           795
                                               ========      ========      ========      ========
System-wide
  Sales(b)...................................  $289,644      $261,159      $837,740      $758,917
    Percent increase.........................      10.9%         12.2 %        10.4 %        13.2 %
  Average sales per effective restaurant.....  $    334      $    324      $    986      $    955
    Percent increase.........................       3.1%          4.2 %         3.2 %         5.2 %
  Comparable average sales per
    restaurant(c)............................  $    351      $    338      $  1,031      $    993
    Percent increase.........................       0.6%          1.3 %         1.1 %         2.7 %
Franchise
  Sales......................................  $236,994      $211,568      $684,067      $604,808
    Percent increase.........................      12.0%         15.2 %        13.1 %        15.0 %
  Average sales per effective restaurant.....  $    368      $    359      $  1,086      $  1,050
    Percent increase.........................       2.5%          5.6 %         3.4 %         7.0 %
  Comparable average sales per
    restaurant(c)............................  $    363      $    349      $  1,067      $  1,026
    Percent increase.........................       0.5%          1.4 %         1.0 %         2.9 %
Company
  Sales......................................  $ 18,271      $ 16,855      $ 52,298      $ 52,891
    Percent change...........................       8.4%          5.0 %        (1.1)%        17.8 %
  Average sales per effective restaurant.....  $    244      $    234      $    716      $    715
    Percent change...........................       4.3%         (2.5)%         0.1 %         0.3 %
Area License
  Sales......................................  $ 34,379      $ 32,736      $101,375      $101,218
    Percent change...........................       5.0%         (0.5)%         0.2 %         1.9 %
  Average sales per effective restaurant.....  $    231      $    224      $    690      $    698
    Percent change...........................       3.1%         (3.9)%        (1.1)%        (2.2)%

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

    The following table summarizes IHOP's restaurant development and franchising activity:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                1999       1998       1999       1998
                                                              --------   --------   --------   --------
                                                                             (UNAUDITED)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP--beginning of period...................................    864        804        835        787
  New openings
    IHOP-developed..........................................     18         18         45         40
    Investor and conversion programs........................      1          3          5          9
    Area license............................................      1          -          4          2
                                                                ---        ---        ---        ---
  Total new openings........................................     20         21         54         51
  Closings
    Company and franchise...................................     (1)        (6)        (6)       (18)
    Area license............................................      -          -          -         (1)
                                                                ---        ---        ---        ---
IHOP--end of period.........................................    883        819        883        819
                                                                ===        ===        ===        ===
Summary--end of period
  Franchise.................................................    660        603        660        603
  Company...................................................     74         70         74         70
  Area license..............................................    149        146        149        146
                                                                ---        ---        ---        ---
    Total IHOP..............................................    883        819        883        819
                                                                ===        ===        ===        ===
RESTAURANT FRANCHISING ACTIVITY
IHOP-developed..............................................     18         20         42         44
Investor and conversion programs............................      1          3          5          9
Rehabilitated and refranchised..............................      3          3          4          6
                                                                ---        ---        ---        ---
  Total restaurants franchised..............................     22         26         51         59
Reacquired by IHOP..........................................     (2)        (5)       (10)       (14)
Closed......................................................      -         (4)        (5)       (13)
                                                                ---        ---        ---        ---
  Net addition..............................................     20         17         36         32
                                                                ===        ===        ===        ===

--------------------------

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

    Our quarterly results are subject to seasonal fluctuation. The mix and number of restaurants franchised affect revenues from sales of franchises and equipment and their associated costs of sales. We franchise four kinds of restaurants: restaurants newly developed by IHOP, restaurants developed by franchisees, restaurants developed by area licensees and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, have little if any franchise cost of sales and have equipment in excess of $300,000 that is usually sold at a price that includes little or no profit margin. Franchise rights for restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale. Area license rights are normally granted in return for a one-time development fee that is recognized ratably as restaurants are developed in the area. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $300,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings and the number of restaurants in our inventory of restaurants that are available for refranchising. As a consequence of the foregoing factors, the results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

SYSTEM-WIDE RETAIL SALES

    System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and company-operated restaurants. System-wide retail sales grew $28,485,000 or 10.9% in the third quarter of 1999 and $78,823,000 or 10.4% in the first nine months of 1999. Growth in the number of effective restaurants and increases in average per unit sales caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period adjusted to account for restaurants in operation for only a portion of the period. Effective restaurants grew by 61 or 7.6% in the third quarter of 1999 and by 55 or 6.9% in the first nine months of 1999 due to new restaurant development. Newly developed restaurants generally have seating and sales above the system-wide averages. System-wide comparable average sales per restaurant (exclusive of area license restaurants in Florida and Japan) grew 0.6% in the third quarter of 1999 and 1.1% in the first nine months of 1999. Management continues to pursue growth in sales through new restaurant development, advertising and marketing efforts, improvements in customer service and operations, and remodeling of existing restaurants.

FRANCHISE OPERATIONS

    Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest. Franchise operations revenues were 57.8% of total revenues in the third quarter of 1999 and 60.5% of total revenues in the first nine months of 1999. Franchise operations revenues grew $4,833,000 or 13.1% in the third quarter of 1999 and $16,010,000 or 15.2% in the first nine months of 1999. An increase in the number of effective franchise restaurants coupled with higher average sales per franchise restaurant caused the growth in franchise operations revenues. Effective franchise restaurants grew by 55 or 9.3% in the third quarter of 1999 and by 54 or 9.4% in the first nine months of 1999. Average sales per franchise restaurant grew 2.5% in the third quarter of 1999 and 3.4% in the first nine months of 1999.

    Franchise operations costs and expenses include rent, advertising, the cost of sales of proprietary products and other direct costs associated with franchise operations. Franchise operations costs and expenses increased $1,489,000 or 10.1% in the third quarter of 1999 and $5,955,000 or 14.0% in the first nine months of 1999. Increases in franchise operations costs were generally in line with the growth in franchise operations revenue. A reduction in the number of IHOP-owned restaurant properties due to sale and leaseback arrangements completed in the second quarter of 1999 caused an increase in rent expense in the third quarter of 1999.

    Franchise operations margin is equal to franchise operations revenues less franchise operations costs and expenses. Franchise operations margin increased $3,344,000 to $25,460,000 in the third quarter of 1999 and $10,055,000 to
$73,087,000 in the first nine months of 1999. Franchise operations margin was 61.2% and 60.2% of franchise operations revenues in the third quarter and first nine months of 1999 compared with 60.1% and 59.7% in the same periods in the prior year. Increased interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees was primarily responsible for the improvement in franchise operations margin in 1999.

SALES OF FRANCHISES AND EQUIPMENT

    Sales of franchises and equipment were 16.8% of total revenues in the third quarter of 1999 and 13.5% of total revenues in the first nine months of 1999. Sales of franchises and equipment declined $535,000 or 4.2% in the third quarter of 1999 and $1,673,000 or 5.8% in the first nine months of 1999. A decrease in the number of restaurants franchised was the primary cause of the decline in sales of franchises and equipment. IHOP franchised 22 and 51 restaurants in the third quarter and first nine months of 1999 compared with 26 and 59 in the same periods in the prior year.

    Cost of sales of franchises and equipment declined $192,000 or 2.5% in the third quarter of 1999 and $1,386,000 or 7.7% in the first nine months of 1999. The decline was generally in line with the decrease in the number of restaurants franchised, although the mix of restaurants franchised also impacted the cost of sales.

    Margin on sales of franchises and equipment is equal to sales of franchises and equipment less the cost of sales of franchises and equipment. Margin on sales of franchises and equipment decreased $343,000 to $4,528,000 in the third quarter of 1999 and decreased $287,000 to $10,378,000 in the first nine months of 1999. Margin on sales of franchises and equipment was 37.4% and 38.4% in the third quarter and first nine months of 1999 compared with 38.5% and 37.1% in the same periods in the prior year. The change in margin was primarily due to the mix of restaurants franchised in the respective periods.

COMPANY OPERATIONS

    Company operations revenues are sales to customers at restaurants operated by IHOP. Company operations revenues were 25.4% of total revenues in the third quarter of 1999 and 26.0% of total revenues in the first nine months of 1999. Company operations revenues increased $1,416,000 or 8.4% in the third quarter of 1999 and decreased $593,000 or 1.1% in the first nine months of 1999. Changes in the number of effective IHOP operated restaurants were primarily responsible for the changes in revenues. Effective IHOP operated restaurants increased by three or 4.2% in the third quarter of 1999 and decreased by one or 1.4% in the first nine months of 1999. Average sales per IHOP operated restaurant increased by 4.3% in the third quarter of 1999 and by 0.1% in the first nine months of 1999.

    Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs increased $1,425,000 or 8.9% in the third quarter of 1999 and decreased $25,000 or 0.1% in the first nine months of 1999. IHOP experienced slight increases in the costs of food, labor and benefits as a percentage of company operations revenues in the third quarter and first nine months of 1999.

    Company operations margin is equal to company operations revenues less company operations costs and expenses. Company operations margin declined $9,000 to $905,000 in the third quarter of 1999 and $568,000 to $2,725,000 in the first nine months of 1999. Company operations margin was 5.0% and 5.2% of company operations revenues in the third quarter and first nine months of 1999 compared with 5.4% and 6.2% in the same periods in the prior year.

OTHER COSTS AND EXPENSES AND BALANCE SHEET ACCOUNTS

    Field, corporate and administrative costs and expenses increased $885,000 or 11.1% and $2,216,000 or 9.3% in the third quarter and first nine months of 1999 compared with the same periods in the prior year. The increases were primarily caused by normal increases in salaries and wages and the addition of employees to support our growth. Field, corporate and administrative costs were 3.1% of system-wide sales in both the third quarter and first nine months of 1999 compared with 3.0% and 3.1% in the same periods in the prior year.

    Depreciation and amortization expense increased $262,000 or 9.1% and $848,000 or 10.1% in the third quarter and first nine months of 1999. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our ongoing restaurant development program.

    Interest expense increased $409,000 or 9.2% and $1,039,000 or 8.2% in the third quarter and first nine months of 1999. The increases were due to interest associated with capital leases which were partially offset by reductions in interest on our senior notes due 2002 as the principal balance is paid down.

    The balance of long-term receivables at September 30, 1999, increased over that of the prior year end primarily due to IHOP's financing activities associated with the sale of franchises and equipment and the leasing of restaurants to its franchisees.

    The net balance of long-term reacquired franchises and equipment held for sale at September 30, 1999, increased over that of the prior year end primarily due to the reacquisition of ten restaurants during the first nine months of 1999. The increase was partially offset by the refranchising of four restaurants in the same period.

    Balances of property and equipment, net and capital lease obligations at September 30, 1999, increased over those of the prior year end primarily due to new restaurant development and IHOP's capital lease obligations associated with that development.

LIQUIDITY AND CAPITAL RESOURCES

    We invest in our business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older company-operated restaurants.

    In 1999 IHOP and its franchisees and area licensees forecast developing and opening approximately 70 to 80 restaurants. Included in that number are the development of 60 to 65 new restaurants by us and the development of 10 to 15 restaurants by our franchisees and area licensees. This forecast differs from earlier projections due to a decrease by ten in the number of restaurants projected to be developed and opened by our franchisees and area licensees. Capital expenditure projections for 1999, which include our portion of the above development program, are approximately $75 to $85 million. In November 1999 the fourth annual installment of $4.6 million in principal becomes due on our senior notes due 2002. We expect that funds from operations, sale and leaseback arrangements (estimated to be about $30 to $35 million) and our $20 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures and our principal repayment on our senior notes in 1999. At September 30, 1999, $20 million was available to be borrowed under our unsecured bank revolving credit agreement. In June 1999 IHOP's unsecured bank revolving credit agreement was extended by one year, through June 30, 2002, under similar terms and conditions.

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

    IHOP's information technology ("IT") systems include our financial software for accounting and payroll, our network hardware and software and our restaurant point-of-sale (POS) systems. In 1996 and 1997 we installed new client-server software and hardware to perform accounting and payroll functions. This software was upgraded to the latest release in 1999. In 1998 we upgraded our network hardware and software to current release versions. The various vendors of these hardware and software systems have represented to IHOP that they are Year 2000 compliant.

    Most of our POS systems have been supplied by one vendor. That vendor had represented to IHOP in 1997 that these systems were Year 2000 compliant, but later informed us that the systems were not Year 2000 compliant. Our vendor agreed to supply, free of charge to all sites under software maintenance contracts, software upgrades to make our franchise and company operated POS systems Year 2000 compliant. The software upgrade is available to sites not under software maintenance contracts at a cost of $1,000 per site. In some older POS systems, upgraded hardware will be necessary to run the new versions of the software. Costs to upgrade or replace existing hardware range from $500 to $5,000 per POS system for these older systems. Costs to be incurred in company-operated restaurants are included in IHOP's estimated future remediation and testing costs discussed below. We expect to have substantially all of our POS systems Year 2000 compliant before December 31, 1999, however, IHOP franchisees are independent operators and some franchisees may choose to not upgrade their systems. As of October 27, 1999, upgraded software has been shipped to approximately 90% of the sites using this POS equipment.

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

    We developed plans in conjunction with a major IT consulting company to independently test all of our IT and non-IT systems to ensure that they are Year 2000 compliant. We completed the testing phase for all significant systems by September 30, 1999, and all systems tested as Year 2000 compliant except for certain POS systems, as discussed above.

    IHOP's most significant third-party business partners consist of restaurant food and supplies vendors who serve the IHOP chain. An inventory of our significant third-party partners has been completed and letters mailed requesting information regarding each party's Year 2000 compliance status. We received responses from all of these vendors indicating that the vendor is now or will be Year 2000 compliant prior to January 1, 2000.

    Information received from our primary bank indicates that the bank will be Year 2000 compliant prior to January 1, 2000.

    A Year 2000 information package has been sent to all franchisees. It explains the Year 2000 issue and associated business risks and provides information to assist the franchisees in assessing and remediating their Year 2000 risks. Additional mailings to franchisees have been made as IHOP learns of new Year 2000 related facts. IHOP will continue its efforts to raise awareness and inform franchisees of the risks posed by the Year 2000 throughout fiscal year 1999.

    To date IHOP's costs specifically related to the Year 2000 issue in IT and non-IT systems have been less than $250,000. Future remediation and testing costs are currently estimated at $100,000 or less, although these costs could increase substantially if remediation of restaurant operating equipment becomes necessary.

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

    Despite our Year 2000 remediation, testing efforts and contingency planning, there may be disruptions and unexpected business problems caused by IT systems, non-IT systems or third party vendors during the early months of the year 2000. IHOP has made diligent efforts to assess the Year 2000 readiness of our significant business partners and have developed contingency plans for critical areas where we believe our exposure to Year 2000 risk is the greatest. However, despite our best efforts, we may encounter unanticipated third party failures or a failure to have successfully concluded our systems remediation efforts. Any of these unforeseen events could have a material adverse impact on IHOP's results of operations, financial condition or cash flows. Additionally, any prolonged inability of a significant number of our franchisees to operate their restaurants and remit payments to us could have a material adverse effect on us. The amount of any potential losses related to these occurrences cannot be reasonably estimated at this time.

    The most likely worst case scenario for IHOP is that a significant number of our restaurants will be unable to operate for a few days due to public infrastructure failures and/or food supply problems. Some restaurants may have longer-term problems lasting a few weeks. The failure of restaurants to operate would result in reduced revenues and cash flows for IHOP during the period of disruption. Loss of company-operated restaurant revenues would be partially mitigated by reduced costs. Loss of revenues from franchise operations would more directly impact our profitability. The impact to IHOP of one lost day of operations, on average, for all franchised restaurants is projected to be approximately $500,000. Our gross profit margin on franchise operations in the first nine months of 1999 was 60.2%.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    Exhibits not incorporated by reference are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

 3.1 Certificate of Incorporation of IHOP Corp. Exhibit 3.1 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K") is hereby incorporated by reference.

 3.2 Bylaws of IHOP Corp. Exhibit 3.2 to IHOP Corp.'s 1997 Form 10-K is hereby incorporated by reference.

11.0  Statement Regarding Computation of Per Share Earnings.

27.0  Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IHOP CORP.
                                  (Registrant)

             October 28, 1999                BY:             /s/ RICHARD K. HERZER
              --------------                      ------------------------------------------
                  (Date)                          CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                    EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                                                   OFFICER)

             October 28, 1999                BY:               /s/ GENE A. SCOTT
              --------------                      ------------------------------------------
                  (Date)                          CONTROLLER, ACTING CHIEF FINANCIAL OFFICER
                                                        (PRINCIPAL ACCOUNTING OFFICER)