Form 10-K405
period 1999-12-31
IHOP CORP
filed 2000-03-01
CIK 49754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:                            COMMISSION FILE NUMBER:
    DECEMBER 31, 1999                                         0-8360

                            ------------------------

                                   IHOP CORP.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 95-3038279
              (STATE OR OTHER JURISDICTION                                    (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.)

    525 NORTH BRAND BOULEVARD, GLENDALE, CALIFORNIA                              91203-1903
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 240-6055

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                     -----------------------------------------
        Common Stock, $.01 Par Value                       New York Stock Exchange, Inc.

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2000. $314 million

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    CLASS                               OUTSTANDING AS OF JANUARY 31, 2000
                    -----                               ----------------------------------
        Common Stock, $.01 par value                                20,117,314

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on Tuesday, May 16, 2000 (the "2000 Proxy Statement") are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

    IHOP Corp. and its subsidiaries, also referred to as "IHOP", develop, operate and franchise International House of Pancakes restaurants, one of America's best-known, national family restaurant chains. At December 31, 1999, there were 903 IHOP restaurants. Franchisees operated 678 of these restaurants, area licensees operated 149 restaurants and IHOP operated 76 restaurants. Franchisees and area licensees are independent third parties who operate their restaurants under legal agreements with IHOP. IHOP restaurants are located in 37 states, Canada and Japan.

    IHOP Corp. was incorporated under the laws of the State of Delaware in 1976. In July 1991, we completed an initial public offering of common stock. There were no significant changes to our corporate structure during 1999, and no material changes to our methods of conducting business.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    IHOP is engaged in the development, operation and franchising of International House of Pancakes restaurants primarily in the United States. Information about our revenues, operating profits and assets is contained in
Part II, Item 6 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

    IHOP restaurants feature table service and moderately priced, high-quality food and beverage items in an attractive and comfortable atmosphere. Although the restaurants are best known for their award-winning pancakes, omelettes and other breakfast specialties, IHOP restaurants offer a broad array of lunch, dinner and snack items as well. Restaurants are open throughout the day and evening hours, and many operate 24 hours a day.

    Franchisees and area licensees operate more than 90% of IHOP restaurants. Our approach to franchising is founded on the franchisees' active involvement in the day-to-day operations of their respective restaurants. We are selective in granting franchises and we prefer to franchise to individuals, who intend to be active in the management of their restaurant(s), rather than to passive investors or investment groups. We believe that they provide a quality of management and dedication that, in our view, is generally unmatched by salaried employees or absentee owners.

    IHOP develops most new restaurants prior to franchising them. When the restaurant is franchised, we then become the franchisee's landlord. This landlord/tenant relationship provides us with enhanced profits and greater control over our franchise system. Some franchisees develop their own IHOP restaurants under our Investor and Conversion Programs for franchisees. In those instances, IHOP approves the site for development but does not contribute capital or become the franchisee's landlord. Area licensees located in Japan, Canada and Florida operate 17.7% of IHOP restaurants. We provide support to these area licensees, but we are not actively involved in developing new restaurants in these areas.

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

RESTAURANT DEVELOPMENT

    New restaurants are developed after a stringent site selection process supervised by our senior management. In 1999, we developed 65 new restaurants and our franchisees and area licensees developed an additional 11 new restaurants.

    We intend to continue to add restaurants to the IHOP system primarily by developing new restaurants in major markets where we already have a core customer base. We believe that concentrating growth in existing markets allows us to achieve economies of scale in our supervisory, advertising and distribution functions. At times, we acquire existing restaurants and convert them to IHOP restaurants.

    IHOP also looks to strategically develop new markets in which we have no presence or our presence is limited. This occurs primarily where these new markets are geographically near to existing markets and present significant business opportunities. At times, we have acquired several existing restaurants in new markets for conversion to IHOP restaurants. We evaluate such opportunities on a case-by-case basis.

    In 1999 we built two general types of new restaurant buildings. The larger format restaurant is approximately 4,900 square feet in size and contains 176 seats. The second building type is designed for use in smaller, high-potential markets. It is approximately 4,000 square feet in size and seats about 132 people. We also purchased and converted existing buildings into IHOP restaurants. The square footage and number of seats in a restaurant conversion vary by location. In 1999, restaurant conversions averaged 172 seats per restaurant. Our older A-Frame style restaurants, which have not been built since 1985, contain approximately 3,000 square feet and about 100 seats. Of the 65 new IHOP restaurants we developed in 1999, 29 were the larger format building, 33 were the smaller format building and 3 were restaurant conversions.

    To the greatest extent possible, subject to local zoning restrictions, we continue to use our familiar signature blue color on the roof, awnings and other exterior decor of our restaurants.

    The table below sets forth our average development cost per restaurant in 1999. For leased restaurants the discounted present value of the lease and any additional sums paid to acquire the lease have been allocated to land, building and site improvements and other costs, as appropriate.

                                                           AVERAGE PER RESTAURANT
                                                           ----------------------
Land.....................................................        $  536,000
Building.................................................           770,000
Equipment................................................           337,000
Site improvements and other costs........................           188,000
                                                                 ----------
    Total................................................        $1,831,000
                                                                 ==========

    New IHOP restaurants that opened in 1998 realized average sales of $1,710,000 per restaurant in their first twelve full months of operations.

FRANCHISING

    IHOP's approach to franchising is somewhat different from that of most of our franchising competitors in the foodservice industry. In most franchise systems, the franchisee is called upon to pay a modest initial fee to the franchisor. The franchisee then uses his/her own capital to acquire a site, build and equip the business and fund working capital needs. While we offer Investor and Conversion Programs to certain experienced franchisees that allow them to fund the development of their own restaurants, typically approximately 80% of IHOP restaurants are developed directly by us.

    When we develop a restaurant, we identify the site for the new restaurant, purchase the site or lease it from a third party, and build the restaurant and equip it with all required equipment. We then select the franchisee and train the franchisee and supervisory personnel who will run the restaurant. In addition, we finance up to 80% of the franchise fee and lease the restaurant and equipment to the franchisee. After the franchisee is operating the restaurant, we provide continuing support with respect to operations, marketing and new product development.

    Our involvement in the development of new restaurants allows IHOP to command a substantial franchise and development fee. In addition, we derive income from the financing of the franchise and development fee and from the leasing of property and equipment to franchisees. However, we also incur substantial obligations in the development, franchising and start-up operations of new restaurants. IHOP's involvement in site selection and development, the training and supervising of franchisees, as well as our control over restaurant property, products and services, are an integral part of our operating philosophy.

    IHOP franchisees are predominantly owner/operators, not passive investors. The majority of franchisees own only one restaurant and only 12 franchisees currently own more than six restaurants. We believe that franchisees who are actively involved in the operation of their restaurants provide a quality of management and commitment to our guests that cannot be matched by salaried managers.

    A majority of new restaurants are franchised to current franchisees or restaurant managers who already understand IHOP's approach to the restaurant business. In the past five years, sales to existing franchisees and IHOP employees, or to their immediate families, constituted approximately 88% of franchise sales transactions.

    An initial franchise fee of approximately $200,000 to $350,000 or more is generally required for a newly developed restaurant, depending on the site. The franchisee typically pays approximately 20% in cash, and we finance the remaining amount over five to eight years. We also receive continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant's sales; (2) income from the leasing of the restaurant and related equipment;
(3) revenue from the sale of certain proprietary products, primarily pancake mixes; (4) a local advertising fee equal to about 2% of the restaurant's sales, which is usually paid to a local advertising cooperative; and (5) a national advertising fee equal to 1% of the restaurant's sales. Franchise agreements for restaurants developed directly by franchisees under our Investor and Conversion Programs provide for an initial franchise fee of $50,000, revenue from the sale of certain proprietary products, and royalties and advertising fees as described above.

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

RESTAURANT OPERATIONS AND SUPPORT

    It is our goal to make every dining experience at an IHOP restaurant a satisfying one. Our franchisees and managers of company-operated restaurants strive always to exceed guests' expectations. We hold firm to the belief that a satisfied customer will both be a return customer and will tell others about our restaurants. To ensure that our guests' expectations are fulfilled, all restaurants are operated in accordance with uniform operating standards and specifications relating to the quality and preparation of menu items, selection of menu items, maintenance, repair and cleanliness of premises, and the appearance and conduct of employees.

    Our Operations Department is charged with ensuring that these high standards are met at all times. We have developed our operating standards in consultation with our franchisee operators. These standards are detailed in our Manual of Standard Operating Procedures.

    Each restaurant is assigned an Operations Consultant. He or she regularly visits and evaluates the restaurant to ensure that it remains in compliance with the operating guidelines and procedures. At least twice per year, the Operations Consultant conducts a comprehensive written evaluation of every aspect of the restaurant's operations. The Operations Consultant then meets with the franchisee or manager to discuss the results of the evaluation and develop a plan to address any areas needing improvement.

    The IHOP menu offers a large selection of high-quality, moderately-priced products designed to appeal to a broad customer base. These include a wide variety of pancakes, waffles, omelettes and breakfast specialties, chicken, steak, sandwiches, salads and dinner specialties. Most IHOP restaurants offer special items for children and seniors at reduced prices. In recognition of local tastes, IHOP restaurants typically offer regional specialties that complement the IHOP core menu. Our Research and Development Department works together with franchisees and our Operations and Marketing Departments to continually develop new menu ideas. These new menu items are thoroughly evaluated in our test kitchen and in limited regional tests before being introduced throughout the system. The purpose of adding new items to our menu is to be responsive to our guests' needs and requests, and to keep the menu fresh and appealing to our customers.

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

COMPANY-OPERATED RESTAURANTS

    Company-operated restaurants are those restaurants newly developed by IHOP that have not yet been franchised and those restaurants reacquired by us through negotiation or franchisee defaults. The type and number of company-operated restaurants varies from time to time as we develop new restaurants, reacquire franchised restaurants and franchise new and reacquired restaurants.

    Restaurants that we reacquire from franchisees typically require investment in remodeling and rehabilitation before being refranchised. They may remain as company-operated restaurants for a substantial period of time. As a consequence, a significant number of company-operated restaurants are likely to incur operating losses during the initial period of their rehabilitation.

REMODELING AND REFRANCHISING PROGRAM

    Restaurants that we reacquire are usually underperforming as a result of having been poorly operated and physically neglected. When we reacquire a restaurant, we begin a multi-step rehabilitation program for that restaurant. First these restaurants are physically rehabilitated, then we hire and train the restaurant staff. After these first steps are completed, we implement new marketing and operations programs designed to regain the business of former guests and attract new patrons. After a restaurant has been rehabilitated and its sales volume reaches acceptable levels, the restaurant is refranchised to a qualified franchisee. In the past five years IHOP reacquired a total of 73 restaurants from franchisees and subsequently closed 10 of those restaurants. In those same years, restaurants that were refranchised totaled 30.

    In the past five years, IHOP has remodeled and updated approximately 17 company-operated restaurants at an average cost per restaurant of approximately $74,000. In the most recent six-year period for which we have information, the period from 1993 through 1998, average sales in remodeled company-operated restaurants have increased approximately 8.9% in the first 12 months of operations after the remodeling. We intend to continue this remodeling program with respect to company-operated restaurants on an ongoing basis. Remodeling facilitates the refranchising of these restaurants, enhances the chain's image, and helps to maintain and expand our customer base.

    We also require most of our franchisees, and strongly encourage all of our franchisees, to periodically remodel their restaurants. In the past five years, 265 restaurants have been remodeled by franchisees.

PURCHASING

    IHOP has entered into supply contracts and pricing agreements for various products, such as pancake mixes, pork products, coffee, soft drinks and juices to ensure the availability of quality products at competitive prices. We also have negotiated agreements with food distribution companies to limit markups charged on food purchased by individual IHOP restaurants.

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

    Information published in 1999 by THE NATIONS RESTAURANT NEWS ranked IHOP 32nd out of the top 100 foodservice chains based on estimated fiscal 1998 system-wide sales in the United States. The same publication included twelve family restaurant chains in its top 100 chains, and IHOP ranked fourth in this segment. Based on information provided by the same publication, IHOP was the fastest growing chain in the family restaurant segment. During December 1999, based on a nation-wide sample of IHOP restaurants, the approximate guest check average per IHOP customer was $6.60.

TRADEMARKS AND SERVICE MARKS

    We have registered our trademarks and service marks with the United States Patent and Trademark Office. These include "International House of Pancakes", "IHOP" and variations of each, as well as "Any Time's a Good Time for IHOP", "The Home of the Never Empty Coffee Pot", "Rooty Tooty Fresh 'N Fruity", and "Harvest Grain 'N Nut". We also register new trademarks and service marks from time to time. We are not aware of any infringing uses that could materially affect our business or any prior claim to these marks that would prevent us from using or licensing the use thereof for restaurants in any area of the United States. We have also registered our trademarks and service marks and variations thereof in Japan and Canada for use by our current licensees. Where feasible and appropriate, we register our trademarks and service marks in other nations for future use. Our current registered trademarks and service marks will expire, unless renewed, at various dates from 2000 to 2012. We routinely apply to renew our active trademarks prior to their expiration.

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

EMPLOYEES

    At December 31, 1999, we employed 3,788 persons, of whom 263 were full-time, non-restaurant, corporate personnel. We consider relations with our employees to be satisfactory.

ITEM 2. PROPERTIES.

    The table below shows the location and status of the 903 IHOP restaurants as of December 31, 1999:

                          LOCATION                                        COMPANY-     AREA
                       UNITED STATES                          FRANCHISE   OPERATED   LICENSE     TOTAL
------------------------------------------------------------  ---------   --------   --------   --------
Alabama.....................................................      13          2          0         15
Arizona.....................................................      20          0          0         20
Arkansas....................................................       4          0          0          4
California..................................................     159         17          0        176
Colorado....................................................      20          0          0         20
Connecticut.................................................       6          0          0          6
Delaware....................................................       1          0          0          1
Florida.....................................................       0          0        115        115
Georgia.....................................................      41          1          1         43
Hawaii......................................................       2          0          0          2
Idaho.......................................................       0          1          0          1
Illinois....................................................      27          9          0         36
Indiana.....................................................       4          2          0          6
Kansas......................................................       6          1          0          7
Louisiana...................................................       4          0          0          4
Maine.......................................................       1          0          0          1
Maryland....................................................      22          5          0         27
Massachusetts...............................................      15          0          0         15
Michigan....................................................       7          5          0         12
Mississippi.................................................       5          0          0          5
Missouri....................................................      10          1          0         11
Nevada......................................................      12          3          0         15
New Hampshire...............................................       1          0          0          1
New Jersey..................................................      27          3          0         30
New Mexico..................................................       1          0          0          1
New York....................................................      32          1          0         33
North Carolina..............................................      25          3          0         28
Oklahoma....................................................       7          0          0          7
Oregon......................................................       5          8          0         13
Pennsylvania................................................      11          2          0         13
Rhode Island................................................       2          0          0          2
South Carolina..............................................      13          0          0         13
Tennessee...................................................      19          1          0         20
Texas.......................................................     105          1          0        106
Virginia....................................................      28          0          0         28
Washington..................................................      11          9          0         20
Wisconsin...................................................       1          1          0          2
INTERNATIONAL
Canada (1)..................................................      11          0          0         11
Japan.......................................................       0          0         33         33
                                                                 ---         --        ---        ---
Totals......................................................     678         76        149        903
                                                                 ===         ==        ===        ===

------------------------------

(1) IHOP reports restaurants in Canada as franchise restaurants although the restaurants are operated under an area license agreement.

    As of December 31, 1999, 4 of the 76 company-operated restaurants were located on sites owned by IHOP and 72 were located on sites leased by IHOP from third parties; of the 678 franchisee-operated restaurants, 45 were located on sites owned by IHOP, 507 were located on sites leased by IHOP from third parties and 126 were located on sites owned or leased by franchisees; and all of the restaurants operated by area licensees were located on sites owned or leased by the area licensees.

    IHOP's leases with its landlords generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options in favor of IHOP. The leases typically provide for payment of rentals in an amount equal to the greater of a fixed amount or a specified percentage of gross sales and for payment by IHOP of taxes, insurance premiums, maintenance expenses and certain other costs. Historically, we generally have been successful at renewing those leases that expire without further renewal options. However, from time to time we choose not to renew a lease or are unsuccessful in negotiating satisfactory renewal terms. When this occurs the restaurant is closed, and possession of the premises is returned to the landlord.

    We currently lease our principal corporate offices in Glendale, California under a lease having a remaining term of approximately one year. IHOP has entered into a letter of intent to lease new corporate offices in Glendale, California, and expects to execute a lease with a term of 10 years. We also lease our regional offices in Lyndhurst, New Jersey; Norcross, Georgia; Lombard, Illinois; Dallas, Texas; Portland, Oregon and Sylmar, California. The Sylmar office also houses our Purchasing and Product Development Departments, which includes a warehouse facility of approximately 6,200 square feet and a test kitchen.

ITEM 3. LEGAL PROCEEDINGS.

    IHOP is subject to various claims and legal actions that arise in the ordinary course of business, many of which are covered by insurance. We believe such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on the business or financial condition of our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    Our common stock is traded on the New York Stock Exchange under the symbol "IHP". The Company's common stock began trading on the New York Stock Exchange on September 17, 1999. Prior to commencing trading on the New York Stock Exchange, our common stock was traded on the Nasdaq Stock Market National Market. As of January 31, 2000, there were approximately 3,240 shareholders, including shares held in "street name".

    The following table sets forth the high and low prices of IHOP's common stock for each quarter of 1999 and 1998 as reported by the Nasdaq National Market through September 16, 1999 and by the NYSE thereafter. The prices have been adjusted to reflect a 2-for-1 stock split which was effective on May 27, 1999.

QUARTER ENDED                    HIGH       LOW          QUARTER ENDED                    HIGH       LOW
-------------                  --------   --------       -------------                  --------   --------
March 31, 1999..............    $22.00     $19.00        March 31, 1998..............    $19.53     $15.63
June 30, 1999...............     24.94      19.22        June 30, 1998...............     23.75      18.88
September 30, 1999..........     24.25      20.06        September 30, 1998..........     22.94      17.50
December 31, 1999...........     20.25      14.94        December 31, 1998...........     21.50      14.75

    We have not paid any dividends on our common stock in the last five years and have no plans to do so in 2000. Any future determination to declare dividends will depend on our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. The purchase agreements governing our 7.79% senior notes, our 7.42% senior notes, and our credit agreement with our bank limit the amount of retained earnings available for dividends and investments. At December 31, 1999, approximately $71 million of retained earnings were potentially free of restriction as to distribution of dividends.

ITEM 6. SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL SUMMARY

                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                1999(A)    1998(A)    1997(A)    1996(A)    1995(A)
                                                --------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Revenues
  Franchise operations........................  $163,486   $145,955   $123,842   $110,544   $ 98,973
  Sales of franchises and equipment...........    39,545     40,347     28,864     25,573     22,202
  Company operations..........................    70,204     69,906     61,839     53,677     43,001
                                                --------   --------   --------   --------   --------
      Total revenues..........................   273,235    256,208    214,545    189,794    164,176
                                                --------   --------   --------   --------   --------
Costs and expenses
  Franchise operations........................    64,189     58,539     51,137     47,783     43,639
  Cost of sales of franchises and equipment...    23,958     26,628     17,814     15,954     13,058
  Company operations..........................    66,016     65,711     58,001     50,852     41,621
  Field, corporate and administrative.........    34,531     32,381     28,409     25,066     21,907
  Depreciation and amortization...............    12,310     11,271     10,029      8,279      6,918
  Interest....................................    19,391     17,417     14,649     11,691      8,873
  Other (income) and expense, net.............       604      1,456        220       (582)     1,459(b)
                                                --------   --------   --------   --------   --------
      Total costs and expenses................   220,999    213,403    180,259    159,043    137,475
                                                --------   --------   --------   --------   --------
Income before income taxes....................    52,236     42,805     34,286     30,751     26,701(b)
Provision for income tax......................    20,111     16,694     13,372     12,147     10,547(b)
                                                --------   --------   --------   --------   --------
Net income....................................  $ 32,125   $ 26,111   $ 20,914   $ 18,604   $ 16,154(b)
                                                ========   ========   ========   ========   ========
Net income per share (c)(e)
  Basic.......................................  $   1.61   $   1.33   $   1.09   $    .99   $    .87(b)
                                                ========   ========   ========   ========   ========
  Diluted.....................................  $   1.58   $   1.30   $   1.07   $    .98   $    .85(b)
                                                ========   ========   ========   ========   ========
Weighted average shares outstanding (c)(e)
  Basic.......................................    19,983     19,659     19,192     18,888     18,638
                                                ========   ========   ========   ========   ========
  Diluted.....................................    20,358     20,033     19,486     19,046     18,976
                                                ========   ========   ========   ========   ========
BALANCE SHEET DATA (END OF PERIOD)
  Cash and cash equivalents...................  $  4,176   $  2,294   $  2,789   $  5,163   $      0
  Property and equipment, net.................   177,743    161,689    142,751    120,854     87,795
  Total assets................................   520,402    443,032    379,418    325,394    248,197
  Long-term debt..............................    41,218     49,765     54,950     58,564     30,584
  Capital lease obligations...................   165,557    129,861    102,578     80,673     61,836
  Shareholders' equity (d)....................   226,480    187,868    156,184    129,357    108,297

------------------------------

(a) Fiscal 1998 is comprised of 53 weeks (371 days); all other years are comprised of 52 weeks (364 days).

(b) Includes severance charges associated with a realignment of responsibilities in IHOP's restaurant operations, restaurant development and purchasing functions of $800,000, or $484,000 net of income tax benefit which is $.03 per share.

(c) Net income per share and weighted average shares outstanding for each of the years ended December 31, 1996 and 1995, have been restated in accordance with SFAS No. 128 (see Note 1 to the Consolidated Financial Statements).

(d) IHOP has not paid any dividends on our common stock in the last five years and has no plans to do so in 2000. Any future determination to declare dividends will depend on our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

(e) All share and per-share amounts have been restated to reflect the stock split on May 27, 1999 (see Note 1 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FORWARD-LOOKING STATEMENTS

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

    Revenues from the sale of franchises and equipment and the associated costs of such sales are affected by the number and mix of restaurants franchised. We franchise four kinds of restaurants: restaurants newly developed by IHOP, restaurants developed by franchisees, restaurants developed by area licensees and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, have little if any associated franchise cost of sales and include an equipment sale in excess of $300,000 that is usually at a price that includes little or no profit margin. Franchise rights for restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale. Area license rights are normally granted in return for a one-time development fee that is recognized ratably as restaurants are developed in the area. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $350,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings and the number of restaurants in our inventory of restaurants that are available for refranchising.

    Company operations revenues are retail sales at IHOP operated restaurants.

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

    Our results of operations are impacted by the timing of additions of new restaurants, and by the timing of the franchising of those restaurants. When a restaurant is franchised, we no longer include in our revenues the retail sales from such restaurant, but receive a one-time franchise and development fee, periodic interest on the portion of such fee financed by us and recurring payments from franchisees described above and recorded under franchise operations.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data for IHOP restaurants.

                                                                 YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                         1999(D)          1998(D)         1997(D)
                                                        ----------       ----------       --------
                                                                  (DOLLARS IN THOUSANDS)
Restaurant Data
  Effective restaurants(a)
  Franchise...........................................         638              585            540
  Company.............................................          74               72             66
  Area license........................................         147              145            140
                                                        ----------       ----------       --------
      Total...........................................         859              802            746
                                                        ==========       ==========       ========
System-wide
  Sales(d)............................................  $1,126,624       $1,040,305       $903,140
    Percent increase..................................         8.3%            15.2%          13.4%
  Average sales per effective restaurant..............  $    1,312       $    1,297       $  1,211
    Percent increase..................................         1.2%             7.1%           5.5%
  Comparable average sales per restaurant(c)..........  $    1,375       $    1,327       $  1,248
    Percent increase..................................         1.1%             2.7%           3.7%
Franchise
  Sales...............................................  $  920,957       $  835,957       $709,420
    Percent increase..................................        10.2%            17.8%          13.9%
  Average sales per effective restaurant..............  $    1,444       $    1,429       $  1,314
    Percent increase..................................         1.0%             8.8%           6.1%
  Comparable average sales per restaurant(c)..........  $    1,424       $    1,365       $  1,292
    Percent increase..................................         1.0%             2.7%           4.0%
Company
  Sales...............................................  $   70,204       $   69,906       $ 61,839
    Percent increase..................................         0.4%            13.0%          15.2%
  Average sales per effective restaurant..............  $      949       $      971       $    937
    Percent change....................................        (2.3%)            3.6%          (0.5%)
Area License
  Sales...............................................  $  135,463       $  134,442       $131,881
    Percent increase..................................         0.8%             1.9%          10.0%
  Average sales per effective restaurant..............  $      922       $      927       $    942
    Percent change....................................        (0.5%)           (1.6%)          5.3%

------------------------------

(a) "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period.

(b) "System-wide sales" are retail sales of franchisees, area licensees and company-operated restaurants, as reported to IHOP.

(c) "Comparable average sales" reflect sales for restaurants that are operated for the entire fiscal period in which they are being compared. System-wide comparable average sales do not include data on restaurants located in Florida and Japan.

(d) Fiscal years 1999 and 1997 are each comprised of 52 weeks (364 days), and fiscal year 1998 is comprised of 53 weeks (371 days).

    The following table summarizes IHOP's restaurant development and franchising activity:

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1999       1998       1997       1996       1995
                                                              --------   --------   --------   --------   --------
RESTAURANT DEVELOPMENT ACTIVITY
IHOP--beginning of year.....................................    835        787        729        678        620
  New openings
    IHOP-developed..........................................     65         56         45         45         40
    Investor and conversion programs........................      7         13         13         11         17
    Area license............................................      4          4          9          7          8
                                                                ---        ---        ---        ---        ---
  Total new openings........................................     76         73         67         63         65
                                                                ---        ---        ---        ---        ---
  Closings
    Company and franchise...................................     (8)       (21)        (9)       (10)        (7)
    Area license............................................     --         (4)        --         (2)        --
                                                                ---        ---        ---        ---        ---
IHOP--end of year...........................................    903        835        787        729        678
                                                                ===        ===        ===        ===        ===
Summary--end of year
  IHOP
    Franchise...............................................    678        624        571        535        496
    Company.................................................     76         66         71         58         51
    Area license............................................    149        145        145        136        131
                                                                ---        ---        ---        ---        ---
  Total IHOP................................................    903        835        787        729        678
                                                                ===        ===        ===        ===        ===
RESTAURANT FRANCHISING ACTIVITY
IHOP-developed..............................................     61         60         45         41         36
Investor and conversion programs............................      7         13         13         11         17
Rehabilitated and refranchised..............................      6         10          6          5          3
                                                                ---        ---        ---        ---        ---
  Total restaurants franchised..............................     74         83         64         57         56
Reacquired by IHOP..........................................    (14)       (17)       (23)       (11)        (8)
Closed......................................................     (6)       (13)        (5)        (7)        (3)
                                                                ---        ---        ---        ---        ---
  Net addition..............................................     54         53         36         39         45
                                                                ===        ===        ===        ===        ===

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

    The fiscal year ended December 31, 1999, was comprised of 52 weeks
(364 days). The fiscal year ended December 31, 1998, was comprised of 53 weeks (371 days).

SYSTEM-WIDE RETAIL SALES

    System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and company-operated restaurants. System-wide retail sales grew $86,319,000 or 8.3% in 1999. Growth in the number of effective restaurants and increases in average per unit sales caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 57 or 7.1% in 1999 due to new restaurant development. Newly developed restaurants generally have seating and sales above the system-wide averages. System-wide comparable average sales per restaurant (exclusive of area license restaurants in Florida and Japan) grew 1.1% in 1999. Management continues to pursue growth in sales through new restaurant development, advertising and marketing efforts, improvements in customer service and operations, and remodeling of existing restaurants.

FRANCHISE OPERATIONS

    Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest. Franchise operations revenues were 59.8% of total revenues in 1999. Franchise operations revenues grew $17,531,000 or 12.0% in 1999. An increase in the number of effective franchise restaurants coupled with higher average sales per franchise restaurant caused the growth in franchise operations revenues. Effective franchise restaurants grew by 53 or 9.1% in 1999. Average sales per effective franchise restaurant grew 1.0% in 1999.

    Franchise operations costs and expenses include rent, advertising, the cost of sales of proprietary products and other direct costs associated with franchise operations. Franchise operations costs and expenses increased $5,650,000 or 9.7% in 1999. Increases in franchise operations costs and expenses were generally in line with the growth in franchise operations revenue.

    Franchise operations margin is equal to franchise operations revenues less franchise operations costs and expenses. Franchise operations margin increased $11,881,000 to $99,297,000 in 1999. Franchise operations margin was 60.7% in 1999 compared with 59.9% in 1998. Increased interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees and increased royalty income were responsible for the improvement in franchise operations margin in 1999.

SALES OF FRANCHISES AND EQUIPMENT

    Sales of franchises and equipment were 14.5% of total revenues in 1999. Sales of franchises and equipment declined $802,000 or 2.0% in 1999. A decrease in the number and the mix of restaurants franchised was the primary cause of the decline in sales of franchises and equipment. IHOP franchised 74 restaurants in 1999 compared with 83 in the same period in 1998.

    Cost of sales of franchises and equipment declined $2,670,000 or 10.0% in 1999. The decline was generally in line with the decrease in the number of restaurants franchised, although the mix of restaurants franchised also impacted the cost of sales.

    Margin on sales of franchises and equipment is equal to sales of franchises and equipment less the cost of sales of franchises and equipment. Margin on sales of franchises and equipment increased $1,868,000 to $15,587,000 in 1999. Margin on sales of franchises and equipment was 39.4% in 1999 compared with 34.0% in 1998. The change in margin was primarily due to the mix of restaurants franchised in the respective periods.

COMPANY OPERATIONS

    Company operations revenues are sales to customers at restaurants operated by IHOP. Company operations revenues were 25.7% of total revenues in 1999. Company operations revenues increased $298,000 or 0.4% in 1999. Increases in the number of effective IHOP operated restaurants partially offset by a decrease in the average sales per IHOP operated restaurants caused the revenue increase. Effective IHOP operated restaurants increased by two or 2.8% in 1999. Average sales per effective IHOP operated restaurant decreased by 2.3% in 1999.

    Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs increased $305,000 or 0.5% in 1999. IHOP experienced slight increases in the costs of food and rent as a percentage of company operations revenues in 1999. This was partially offset by a reduction in workers' compensation expense for company operations due to improved loss controls at the company restaurants.

    Company operations margin is equal to company operations revenues less company operations costs and expenses. Company operations margin declined $7,000 to $4,188,000 in 1999. Company operations margin was 6.0% of company operations revenues in both 1999 and 1998.

OTHER COSTS AND EXPENSES AND BALANCE SHEET ACCOUNTS

    Field, corporate and administrative costs and expenses in 1999 increased 6.6%. The rise in expenses was primarily due to normal increases in salaries and wages and the addition of employees to support our growth. Field, corporate and administrative expenses were 3.1% of system-wide sales in both 1999 and 1998.

    Depreciation and amortization expense in 1999 increased 9.2%. This was primarily due to the addition of new restaurants and an increase in the number of effective company-operated restaurants.

    Interest expense increased 11.3% in 1999. This was primarily due to interest associated with additional capital leases which was partially offset by a decrease in interest associated with debt as our senior notes have been paid down.

    The balance of long-term receivables at December 31, 1999, increased primarily due to IHOP's financing activities associated with the sales of franchises and equipment and the leasing of restaurants to our franchisees. The balance of property and equipment, net at December 31, 1999, increased primarily due to new restaurant development. The balance of capital lease obligations and other at December 31, 1999, increased primarily because of capital lease obligations incurred due to new restaurant development.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

    The fiscal year ended December 31, 1998, was comprised of 53 weeks
(371 days). The fiscal year ended December 31, 1997, was comprised of 52 weeks (364 days).

SYSTEM-WIDE RETAIL SALES

    System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and company-operated restaurants. System-wide retail sales grew $137,165,000 or 15.2% in 1998. Growth in the number of effective restaurants and increases in average per unit sales caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 56 or 7.5% in 1998 due to new restaurant development. Newly developed restaurants generally have seating and sales above the system-wide averages. System-wide comparable average sales per restaurant (exclusive of area license restaurants in Florida and Japan) grew 2.7% in 1998. Management continues to pursue growth in sales through new restaurant development, advertising and marketing efforts, improvements in customer service and operations, and remodeling of existing restaurants.

FRANCHISE OPERATIONS

    Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest. Franchise operations revenues were 57.0% of total revenues in 1998. Franchise operations revenues grew $22,113,000 or 17.9% in 1998. An increase in the number of effective franchise restaurants coupled with higher average sales per franchise restaurant caused the growth in franchise operations revenues. Effective franchise restaurants grew by 45 or 8.3% in 1998. Average sales per effective franchise restaurant grew 8.8% in 1998.

    Franchise operations costs and expenses include rent, advertising, the cost of sales of proprietary products and other direct costs associated with franchise operations. Franchise operations costs and expenses increased $7,402,000 or 14.5% in 1998. Increases in franchise operations costs and expenses were generally in line with the growth in franchise operations revenue.

    Franchise operations margin is equal to franchise operations revenues less franchise operations costs and expenses. Franchise operations margin increased $14,711,000 to $87,416,000 in 1998. Franchise operations margin was 59.9% in 1998 compared with 58.7% in 1997. Increased interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees and royalty income were responsible for the improvement in franchise operations margin in 1998.

SALES OF FRANCHISES AND EQUIPMENT

    Sales of franchises and equipment were 15.7% of total revenues in 1998. Sales of franchises and equipment increased $11,483,000 or 39.8% in 1998. An increase in the number of restaurants franchised was the primary cause of the increase in sales of franchises and equipment. IHOP franchised 83 restaurants in 1998 compared with 64 in the same period in 1997.

    Cost of sales of franchises and equipment increased $8,814,000 or 49.5% in 1998. The increase was generally in line with the increase in the number of restaurants franchised, although the mix of restaurants franchised also impacted the cost of sales.

    Margin on sales of franchises and equipment is equal to sales of franchises and equipment less the cost of sales of franchises and equipment. Margin on sales of franchises and equipment increased $2,669,000 to $13,719,000 in 1998. Margin on sales of franchises and equipment was 34.0% in 1998 compared with 38.3% in 1997. The change in margin was primarily due to the mix of restaurants franchised in the respective periods.

COMPANY OPERATIONS

    Company operations revenues are sales to customers at restaurants operated by IHOP. Company operations revenues were 27.3% of total revenues in 1998. Company operations revenues increased $8,067,000 or 13.0% in 1998. Increases in the number of effective IHOP operated restaurants, partially offset by an increase in the average sales per IHOP operated restaurants, caused the revenue increase. Effective IHOP operated restaurants increased by six or 9.1% in 1998. Average sales per effective IHOP operated restaurant increased by 3.6% in 1998.

    Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs increased $7,710,000 or 13.3% in 1998. IHOP experienced slight increases in the costs of food, labor and benefits as a percentage of company operations revenues in 1998.

    Company operations margin is equal to company operations revenues less company operations costs and expenses. Company operations margin increased $357,000 to $4,195,000 in 1998. Company operations margin was 6.0% of company operations revenues in 1998 compared with 6.2% in 1997.

OTHER COSTS AND EXPENSES AND BALANCE SHEET ACCOUNTS

    Field, corporate and administrative costs and expenses in 1998 increased 14.0%. The rise in expenses was primarily due to normal increases in salaries and wages and the addition of employees to support our growth. Field, corporate and administrative expenses were 3.1% of system-wide sales in both 1998 and 1997.

    Depreciation and amortization expense in 1998 increased 12.4%. This was primarily due to the addition of new restaurants and an increase in the number of effective company-operated restaurants.

    Interest expense increased 18.9% in 1998. This was primarily due to interest associated with additional capital leases which was partially offset by a decrease in interest associated with debt as our senior notes have been paid down.

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

LIQUIDITY AND CAPITAL RESOURCES

    We invest in our business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older company-operated restaurants. In 1999, we and our franchisees and area licensees developed and opened 76 IHOP restaurants. Of these, we developed and opened 65 restaurants, and franchisees and area licensees developed and opened 11 restaurants. Capital expenditures in 1999, which included our portion of the above development program, were $72.3 million. Funds for investment primarily came from operations, ($50.2 million) and sale and leaseback arrangements of restaurant land and buildings, ($30.2 million). We also incurred capital lease obligations of $32.2 million, a portion of which was due to the sale and leaseback transactions, and all of which was related to the acquisition of restaurant buildings.

    In 2000, IHOP and its franchisees and area licensees plan to develop and open approximately 75 to 85 restaurants. Included in that number are the development of 65 to 70 new restaurants by us and the development of 10 to 15 restaurants by our franchisees and area licensees. Capital expenditure projections for 2000, which include our portion of the above development program, are estimated to be approximately $80 to $90 million. In
November 2000, the fifth annual installment of $4.6 million in principal becomes due on our 7.79% senior notes due 2002 and the first installment of $3.9 million in principal becomes due on our senior notes due 2008. We expect that funds from operations, sale and leaseback arrangements (estimated to be about $30 to 35 million) and our $20 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures and our principal repayments on our senior notes in 2000. At December 31, 1999, $20 million was available to be borrowed under our unsecured bank revolving credit agreement.

YEAR 2000 COMPLIANCE

    The Year 2000 issue is primarily a result of computer programs being written using two digits, e.g. "99," to define a year. Date sensitive hardware and software may recognize the year "00" as the year 1900 rather than the year 2000. In addition to the changeover to January 1, 2000, it has been shown that certain other dates may also present similar problems for some systems. These problems might result in errors and miscalculations or even system failure causing disruptions in everyday business activities and transactions. Software is termed Year 2000 compliant when it is capable of performing transactions correctly in the year 2000.

    To address the year 2000 issue, IHOP established an in-house project team and initiated a comprehensive plan to assess, remediate and test IHOP's internal computer systems, hardware and processes, including key operational and financial systems. The plan also included steps to verify that all key third-party suppliers, franchisees and customers were taking measures to ensure their own readiness and timely implementation. All phases of the year 2000 readiness plan were completed as scheduled. To date, IHOP has not experienced any year 2000 issues with respect to its internal operating systems, customers, franchisees or third party suppliers. In addition, IHOP has not experienced any loss in revenues due to the year 2000 issue.

    As of December 31, 1999, IHOP has spent a total of approximately $250,000 in connection with addressing the year 2000 issue. These costs were largely due to the use of internal resources dedicated to achieving year 2000 compliance, and were charged to expense as incurred. All costs of addressing the year 2000 issue were funded from internally generated cash. Any additional expenses are expected to be minimal.

    Although unlikely, given that IHOP has not experienced any year 2000 issues to date, there can be no certainty that any future unforeseen year 2000 issues will not adversely affect IHOP's results of operations, liquidity or financial position or adversely affect IHOP's relationships with customers, franchisees or others.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    IHOP is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

    IHOP's exposure to interest rate risk relates to its $20 million revolving credit agreement with its bank. Borrowings under the agreement bear interest at the bank's reference rate (prime) or, at IHOP's option, at the bank's quoted rate or at a Eurodollar rate. There were no borrowings outstanding under this agreement at December 31, 1999, and the largest amount outstanding under the agreement during 1999 was $3 million. The impact on our results of operations due to a hypothetical 1% interest rate change would be immaterial.

    Many of the food products purchased by IHOP and its franchisees and area licensees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. We attempt to mitigate price fluctuations by entering into forward purchasing agreements on items such as coffee, pancake mixes, pork products, soft drinks and orange juice. Extreme changes in commodity prices and/or long-term changes could affect IHOP's franchisees, area licensees and company-operated restaurants adversely. However, any changes in commodity prices would also generally affect IHOP's competitors at about the same time as IHOP. We expect that in most cases the IHOP system would be able to pass increased commodity prices through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices. This would be mitigated by the fact that the majority of IHOP restaurants are franchised and IHOP's revenue stream from franchisees is based on the gross sales of the restaurants. We believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to IHOP's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Index to Consolidated Financial Statements

                                                                PAGE
                                                              REFERENCE
                                                              ---------
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   20
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1999...............   21
Consolidated Statement of Shareholders' Equity for each of
  the three years in the period ended December 31, 1999.....   22
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1999...............   23
Notes to the Consolidated Financial Statements..............   24
Report of Independent Accountants...........................   37

                          IHOP CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Assets
Current assets
  Cash and cash equivalents.................................  $  4,176   $  2,294
  Receivables, net..........................................    35,335     28,461
  Reacquired franchises and equipment held for sale, net....     2,842      2,284
  Inventories...............................................     1,223      1,222
  Prepaid expenses..........................................     4,309      3,690
                                                              --------   --------
    Total current assets....................................    47,885     37,951
                                                              --------   --------
Long-term receivables.......................................   265,983    217,156
Property and equipment, net.................................   177,743    161,689
Reacquired franchises and equipment held for sale, net......    16,102     12,943
Excess of costs over net assets acquired, net...............    11,625     12,054
Other assets................................................     1,064      1,239
                                                              --------   --------
    Total assets............................................  $520,402   $443,032
                                                              ========   ========
Liabilities and Shareholders' Equity
Current liabilities
  Current maturities of long-term debt......................  $  8,956   $  5,386
  Accounts payable..........................................    18,016     19,722
  Accrued employee compensation and benefits................     7,804      6,017
  Other accrued expenses....................................     5,896      5,309
  Deferred income taxes.....................................     3,833      2,560
  Capital lease obligations.................................     1,682      1,388
                                                              --------   --------
    Total current liabilities...............................    46,187     40,382
                                                              --------   --------
Long-term debt..............................................    41,218     49,765
Deferred income taxes.......................................    39,768     34,708
Capital lease obligations and other.........................   166,749    130,309
Shareholders' equity
  Preferred stock, $1 par value, 10,000,000 shares
    authorized;
    shares issued and outstanding: 1999 and 1998, none
  Common stock, $.01 par value, 40,000,000 shares
    authorized;
    shares issued and outstanding: 1999, 20,117,314 shares;
      1998,
    19,763,160 shares (net of 9,240 treasury shares)........       201         99
  Additional paid-in capital (net of treasury shares at
    cost: 1998, $154).......................................    66,485     60,100
  Retained earnings.........................................   158,294    126,269
  Contribution to ESOP......................................     1,500      1,400
                                                              --------   --------
    Total shareholders' equity..............................   226,480    187,868
                                                              --------   --------
    Total liabilities and shareholders' equity..............  $520,402   $443,032
                                                              ========   ========

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues
  Franchise operations
    Rent....................................................  $ 44,722   $ 39,787   $ 33,692
    Service fees and other..................................   118,764    106,168     90,150
                                                              --------   --------   --------
                                                               163,486    145,955    123,842
  Sales of franchises and equipment.........................    39,545     40,347     28,864
  Company operations........................................    70,204     69,906     61,839
                                                              --------   --------   --------
      Total revenues........................................   273,235    256,208    214,545
                                                              --------   --------   --------
Costs and Expenses
  Franchise operations
    Rent....................................................    23,233     19,874     17,784
    Other direct costs......................................    40,956     38,665     33,353
                                                              --------   --------   --------
                                                                64,189     58,539     51,137
  Cost of sales of franchises and equipment.................    23,958     26,628     17,814
  Company operations........................................    66,016     65,711     58,001
  Field, corporate and administrative.......................    34,531     32,381     28,409
  Depreciation and amortization.............................    12,310     11,271     10,029
  Interest..................................................    19,391     17,417     14,649
  Other (income) and expense, net...........................       604      1,456        220
                                                              --------   --------   --------
      Total costs and expenses..............................   220,999    213,403    180,259
                                                              --------   --------   --------
Income before income taxes..................................    52,236     42,805     34,286
Provision for income taxes..................................    20,111     16,694     13,372
                                                              --------   --------   --------
Net income..................................................  $ 32,125   $ 26,111   $ 20,914
                                                              ========   ========   ========
Net Income Per Share
  Basic.....................................................  $   1.61   $   1.33   $   1.09
                                                              ========   ========   ========
  Diluted...................................................  $   1.58   $   1.30   $   1.07
                                                              ========   ========   ========
Weighted Average Shares Outstanding
  Basic.....................................................    19,983     19,659     19,192
                                                              ========   ========   ========
  Diluted...................................................    20,358     20,033     19,486
                                                              ========   ========   ========

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             COMMON STOCK        ADDITIONAL              CONTRIBUTION
                                         ---------------------    PAID-IN     RETAINED        TO
                                           SHARES      AMOUNT     CAPITAL     EARNINGS       ESOP        TOTAL
                                         ----------   --------   ----------   --------   ------------   --------
  Balance, December 31, 1996...........   9,467,294     $ 95       $48,768    $ 79,244      $1,250      $129,357
                                         ----------     ----       -------    --------      ------      --------
Issuance of shares to ESOP.............      46,083        1         1,249          --      (1,250)           --
Issuance of shares pursuant to stock
  plans................................     197,423        1         4,719          --          --         4,720
Unearned compensation--restricted
  stock................................          --       --           (68)         --          --           (68)
Acquisition of treasury shares.........      (1,539)      --           (39)         --          --           (39)
Contribution to ESOP...................          --       --            --          --       1,300         1,300
Net income.............................          --       --            --      20,914          --        20,914
                                         ----------     ----       -------    --------      ------      --------
  Balance, December 31, 1997...........   9,709,261       97        54,629     100,158       1,300       156,184
                                         ----------     ----       -------    --------      ------      --------
Issuance of shares to ESOP.............      36,491       --         1,300          --      (1,300)           --
Issuance of shares pursuant to stock
  plans................................     138,909        2         4,094          --          --         4,096
Unearned compensation--restricted
  stock................................          --       --           192          --          --           192
Acquisition of treasury shares.........      (3,081)      --          (115)         --          --          (115)
Contribution to ESOP...................          --       --            --          --       1,400         1,400
Net income.............................          --       --            --      26,111          --        26,111
                                         ----------     ----       -------    --------      ------      --------
  Balance, December 31, 1998...........   9,881,580       99        60,100     126,269       1,400       187,868
                                         ----------     ----       -------    --------      ------      --------
Issuance of shares to ESOP.............      28,714       --         1,206          --      (1,206)           --
Reissuance of treasury shares--ESOP....       4,620       --           348          --        (194)          154
Issuance of shares pursuant to stock
  plans................................     219,952        2         4,750          --          --         4,752
Unearned compensation--restricted
  stock................................          --       --            81          --          --            81
Contribution to ESOP...................          --       --            --          --       1,500         1,500
2-for-1 stock split effective May 27,
  1999,
  in the form of 100% stock dividend...   9,982,448      100            --        (100)         --            --
Net income.............................          --       --            --      32,125          --        32,125
                                         ----------     ----       -------    --------      ------      --------
  Balance, December 31, 1999...........  20,117,314     $201       $66,485    $158,294      $1,500      $226,480
                                         ==========     ====       =======    ========      ======      ========

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities
  Net income................................................  $32,125    $26,111    $20,914
  Adjustments to reconcile net income to cash provided by
    operating activities
    Depreciation and amortization...........................   12,310     11,271     10,029
    Deferred taxes..........................................    6,333      4,938      2,958
    Contribution to ESOP....................................    1,500      1,400      1,300
    Change in current assets and liabilities
      Accounts receivable...................................   (4,814)     2,672        648
      Inventories...........................................       (1)       156       (198)
      Prepaid expenses......................................     (619)       355         47
      Accounts payable......................................   (1,706)    (1,145)     3,472
      Accrued employee compensation and benefits............    1,787      1,422      1,921
      Other accrued expenses................................      587        707       (422)
    Other, net..............................................    2,700      3,524      1,420
                                                              -------    -------    -------
        Cash provided by operating activities...............   50,202     51,411     42,089
                                                              -------    -------    -------
Cash flows from investing activities
  Additions to property and equipment.......................  (72,290)   (71,821)   (59,687)
  Additions to notes and equipment contracts receivable.....  (14,209)   (12,876)   (10,209)
  Principal receipts from notes and equipment contracts
    receivable..............................................   10,963      9,747      8,562
  Additions to reacquired franchises held for sale..........   (1,567)    (1,443)    (1,917)
                                                              -------    -------    -------
        Cash used by investing activities...................  (77,103)   (76,393)   (63,251)
                                                              -------    -------    -------
Cash flows from financing activities
  Proceeds from issuance of long-term debt..................    3,372     12,235      1,440
  Proceeds from sale and leaseback arrangements.............   30,159     26,377     17,995
  Repayment of long-term debt...............................   (8,349)   (16,632)    (4,631)
  Principal payments on capital lease obligations...........   (1,386)    (1,338)      (681)
  Exercise of stock options.................................    4,987      3,845      4,665
                                                              -------    -------    -------
        Cash provided by financing activities...............   28,783     24,487     18,788
                                                              -------    -------    -------
Net change in cash and cash equivalents.....................    1,882       (495)    (2,374)
Cash and cash equivalents at beginning of period............    2,294      2,789      5,163
                                                              -------    -------    -------
        Cash and cash equivalents at end of period..........  $ 4,176    $ 2,294    $ 2,789
                                                              =======    =======    =======
Supplemental disclosures
  Interest paid, net of capitalized amounts.................  $19,162    $16,947    $14,478
  Income taxes paid.........................................   12,411     10,196     10,680
  Capital lease obligations incurred........................   32,169     28,947     22,778

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    OPERATIONS

    IHOP Corp. and its subsidiaries, referred to as "IHOP", engage exclusively in the food-service industry, primarily in the United States, wherein we franchise and operate restaurants. IHOP grants credit to our franchisees and licensees, all of whom are in the restaurant business. In the majority of our franchised operations, we have developed restaurants on sites that we either own or control through leases. We then lease or sublease the restaurants to our franchisees. Additionally, we finance up to 80% of the initial franchise fee, lease restaurant equipment and fixtures to our franchisees, and sell proprietary products to our franchisees and licensees, and provide marketing and promotional services to our franchisees and area licensees.

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of IHOP Corp. and its subsidiaries. Intercompany accounts and transactions have been eliminated.

    FISCAL PERIODS

    IHOP's fiscal year ends on the Sunday nearest to December 31 of each year. For convenience, we report all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The fiscal year ended December 31, 1999, is comprised of 52 weeks (364 days), the fiscal year ended December 31, 1998, is comprised of 53 weeks (371 days), and the fiscal year ended December 31, 1997, is comprised of 52 weeks (364 days).

    ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires IHOP management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                          IHOP CORP. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives as follows:

CATEGORY                               DEPRECIABLE LIFE
--------                               ----------------
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

    EXCESS OF COSTS OVER NET ASSETS ACQUIRED

    The excess of costs over net assets acquired is amortized utilizing the straight-line method over forty years. Accumulated amortization at December 31, 1999 and 1998, was $5,462,000 and $5,032,000, respectively.

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

    ADVERTISING

    Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 1999, 1998 and 1997, were $29,163,000, $26,960,000 and
$22,748,000, respectively.

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

    NET INCOME PER SHARE

    Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercises of outstanding stock options using the treasury stock method.

COMPREHENSIVE INCOME

    Comprehensive income includes net income and other comprehensive income components, which under GAAP bypass the income statement and are reported in the balance sheet as a separate component of equity. For the three years ended December 31, 1999, IHOP had no other comprehensive income components as defined by GAAP. As a result, net income is the same as comprehensive income for the three years ended December 31, 1999.

STOCK SPLIT

    On April 29, 1999, IHOP's Board of Directors approved a 2-for-1 stock split of its common stock effective May 27, 1999, in the form of a stock dividend for shareholders of record at the close of business on May 13, 1999. All share and per-share amounts in the accompanying consolidated financial statements, except for the statement of shareholders' equity, have been restated to reflect the stock split.

RECLASSIFICATION

    Certain reclassifications have been made to prior year information to conform to the current year presentation.

                          IHOP CORP. AND SUBSIDIARIES

2. RECEIVABLES

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Accounts receivable.........................................  $ 24,027   $ 18,813
Notes receivable............................................    43,235     39,554
Equipment contracts receivable..............................    96,394     80,690
Direct financing leases receivable..........................   139,268    107,766
                                                              --------   --------
                                                               302,924    246,823
Less allowance for doubtful accounts........................     1,606      1,206
                                                              --------   --------
                                                               301,318    245,617
Less current portion........................................    35,335     28,461
                                                              --------   --------
Long-term receivables.......................................  $265,983   $217,156
                                                              ========   ========

    Notes receivable include franchise fee notes due in five to eight years in the amount of $41,207,000 and $37,129,000 at December 31, 1999 and 1998,
respectively. Franchise fee notes are due in equal weekly installments, primarily bear interest at 12.0% and are collateralized by the franchise. The term of an equipment contract coincides with the term of the corresponding restaurant building direct financing lease. Equipment contracts are due in equal weekly installments, primarily bear interest at 11.0% and are collateralized by the equipment. Where applicable, franchise fee notes, equipment contracts and direct financing leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

3. PROPERTY AND EQUIPMENT, AT COST

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $ 22,024   $ 19,397
Buildings and improvements..................................    37,492     32,901
Leaseholds and improvements.................................   114,738    102,908
Equipment and fixtures......................................    13,887     11,063
Construction in progress....................................     6,616      9,930
Properties under capital lease..............................    28,519     23,233
                                                              --------   --------
                                                               223,276    199,432
Less accumulated depreciation and amortization..............    45,533     37,743
                                                              --------   --------
Property and equipment, net.................................  $177,743   $161,689
                                                              ========   ========

    Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease in the amount of $3,902,000 and $2,977,000 at December 31, 1999 and 1998, respectively.

4. REACQUIRED FRANCHISES AND EQUIPMENT HELD FOR SALE

    Reacquired franchises and equipment held for sale are accounted for on the specific identification basis. At the date of reacquisition the franchise and equipment are recorded at the lower of (1) the sum of

                          IHOP CORP. AND SUBSIDIARIES

4. REACQUIRED FRANCHISES AND EQUIPMENT HELD FOR SALE (CONTINUED) the franchise receivables and costs of reacquisition or (2) the estimated net realizable value. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease and the estimated net realizable value is reassessed each year.

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Franchises..................................................  $10,591    $ 8,729
Equipment...................................................   13,785     10,991
                                                              -------    -------
                                                               24,376     19,720
Less amortization...........................................    5,432      4,493
                                                              -------    -------
                                                               18,944     15,227
Less current portion........................................    2,842      2,284
                                                              -------    -------
Long-term reacquired franchises and equipment held for sale,
  net.......................................................  $16,102    $12,943
                                                              =======    =======

5. DEBT

    Debt consists of the following:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Senior notes due November 2008, payable in equal annual
  installments commencing November 2000, interest at
  7.42%.....................................................  $35,000    $35,000
Senior notes due November 2002, payable in equal annual
  installments commencing November 1996, interest at
  7.79%.....................................................   13,714     18,286
Other.......................................................    1,460      1,865
                                                              -------    -------
Total debt..................................................   50,174     55,151
Less current maturities.....................................    8,956      5,386
                                                              -------    -------
Long-term debt..............................................  $41,218    $49,765
                                                              =======    =======

    The senior notes due November 2008 and those due November 2002 are unsecured.

    IHOP has an unsecured $20 million revolving credit agreement with a bank that was amended in June 1999 to extend the maturity date to June 2002. Borrowings under the agreement bear interest at the bank's reference rate (prime) or, at our option, at the bank's quoted rate or at a Eurodollar rate. A commitment fee of 0.375% per annum is payable on unborrowed funds available under the agreement. There were no borrowings outstanding under this agreement at December 31, 1999 and 1998. The largest amount outstanding under the agreement during 1999 was $2,900,000.

    The senior note agreements and the bank revolving credit agreement contain certain restrictions and conditions, the most restrictive of which limit dividends and investments. At December 31, 1999, approximately $71 million of retained earnings was free of restriction as to distribution as dividends.

    The prime rate was 8.50% at December 31, 1999, and 7.75% at December 31,
1998.

    IHOP's long-term debt maturities are as follows: 2000--$8,956,000; 2001--$8,924,000; 2002--$8,816,000; 2003--$4,005,000; 2004--$3,917,000; and
thereafter--$15,556,000.

                          IHOP CORP. AND SUBSIDIARIES

6. LEASES

    IHOP leases the majority of our restaurants with the exception of those where a franchisee enters into a lease directly with a landlord and those associated with area license agreements. The restaurants are subleased to franchisees or operated by IHOP. These noncancelable leases and subleases consist primarily of land and buildings and improvements.

    Net investment in direct financing leases receivable is as follows:

                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Total minimum rents receivable..........................  $457,723   $365,386
Less unearned income....................................   318,455    257,620
                                                          --------   --------
Net investment in direct financing leases receivable....   139,268    107,766
Less current portion....................................       820        733
                                                          --------   --------
Long-term direct financing leases receivable............  $138,448   $107,033
                                                          ========   ========

    Contingent rental income for the years ended December 31, 1999, 1998 and 1997, was $19,828,000, $18,788,000 and $14,812,000, respectively.

    Minimum future lease payments on noncancelable leases at December 31, 1999, are as follows:

                                                          CAPITAL    OPERATING
                                                           LEASES     LEASES
                                                          --------   ---------
                                                             (IN THOUSANDS)
2000....................................................  $ 19,770   $ 26,016
2001....................................................    19,907     23,986
2002....................................................    20,048     22,935
2003....................................................    20,308     21,761
2004....................................................    20,601     21,012
Thereafter..............................................   330,612    294,190
                                                          --------   --------
Total minimum lease payments............................   431,246   $409,900
                                                                     ========
  Less interest.........................................   264,007
                                                          --------
Capital lease obligations...............................   167,239
Less current portion....................................     1,682
                                                          --------
Long-term capital lease obligations.....................  $165,557
                                                          ========

                          IHOP CORP. AND SUBSIDIARIES

6. LEASES (CONTINUED)
    The minimum future lease payments shown above have not been reduced by the future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 1999, as follows:

                                                           DIRECT
                                                          FINANCING   OPERATING
                                                           LEASES      LEASES
                                                          ---------   ---------
                                                             (IN THOUSANDS)
2000....................................................  $ 19,095    $ 28,287
2001....................................................    19,260      27,598
2002....................................................    19,463      27,071
2003....................................................    19,848      26,939
2004....................................................    20,016      26,901
Thereafter..............................................   360,041     465,699
                                                          --------    --------
Total minimum rents receivable..........................  $457,723    $602,495
                                                          ========    ========

    IHOP has noncancelable leases, expiring at various dates through 2048, that require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of our lease obligation at rents that include our obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 1999, 1998 and 1997, was $3,416,000, $3,614,000 and $3,385,000, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 1999, 1998 and 1997, was $25,130,000, $21,334,000 and $19,137,000, respectively.

7. SHAREHOLDERS' EQUITY

    The Stock Incentive Plan (the "Plan") was adopted in 1991 and amended and restated in 1998 to authorize the issuance of up to 3,760,000 shares of common stock pursuant to options, restricted stock, and other long-term stock-based incentives to officers and key employees of IHOP. Except for substitute stock options which were issued in 1991 pursuant to the cancellation of a stock appreciation rights plan, no option can be granted at an option price of less than 100% of fair market value at the date of grant. Exercisability of options is determined at, or after, the date of grant by the administrator of the Plan. Substitute stock options issued in 1991 were immediately exercisable. All other options granted under the Plan through December 31, 1999, become exercisable 1/3 after one year, 2/3 after two years and 100% after three years or immediately upon change in control of IHOP, as defined by the Plan.

    The Stock Option Plan for Non-Employee Directors (the "Directors Plan") was adopted in 1994 and amended and restated in 1999 to authorize the issuance of up to 400,000 shares of common stock pursuant to options to non-employee members of IHOP's Board of Directors. Options are to be granted at an option price equal to 100% of the fair market value of the stock on the date of grant. Options granted pursuant to the Directors Plan vest and become exercisable 1/3 after one year, 2/3 after two years and 100% after three years. Options for the purchase of shares are granted to each non-employee Director under the Directors Plan as follows: (1) 15,000 on February 23, 1995, or on the Director's election to the Board of Directors if he or she was not a Director on such date, and (2) 5,000 annually in conjunction with IHOP's Annual Meeting of Shareholders for that year.

                          IHOP CORP. AND SUBSIDIARIES

7. SHAREHOLDERS' EQUITY (CONTINUED)

    The following summarizes stock option activity in IHOP's stock option plans for the years ended December 31, 1999, 1998 and 1997:

                                                                 WEIGHTED AVERAGE
SHARES UNDER OPTION                                   SHARES      EXERCISE PRICE
-------------------                                  ---------   ----------------
Outstanding at December 31, 1996...................  1,897,890        $11.67
Granted............................................    428,000         13.58
Exercised..........................................   (372,854)        10.52
Terminated.........................................    (86,550)        13.52
                                                     ---------
Outstanding at December 31, 1997...................  1,866,486         12.22
Granted............................................    317,564         18.36
Exercised..........................................   (280,896)        11.49
Terminated.........................................    (23,998)        13.54
                                                     ---------
Outstanding at December 31, 1998...................  1,879,156         13.35
Granted............................................    307,000         20.69
Exercised..........................................   (287,486)        12.71
Terminated.........................................    (37,331)        18.34
                                                     ---------
Outstanding at December 31, 1999...................  1,861,339        $14.56
                                                     =========        ======
Exercisable at December 31, 1999...................  1,253,952        $12.62
                                                     =========        ======

    At December 31, 1999, the 1,861,339 outstanding shares under option have a range of exercise prices from $5.00 to $24.00 and a weighted average contractual life of 6.2 years.

    There were 18,912 shares of restricted stock awarded in 1997. No shares of restricted stock were awarded in 1999 and 1998. At December 31, 1999, there were 18,912 shares of restricted stock outstanding.

    IHOP has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." We will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for IHOP's stock option plans been determined based on the fair value at the grant date for awards in the three year period ending December 31, 1999, consistent with the provisions of SFAS
No. 123, IHOP's net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1999       1998       1997
                                                   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT
                                                         PER SHARE AMOUNTS)
Net earnings, as reported........................  $32,125    $26,111    $20,914
Net earnings, pro forma..........................   31,029     25,082     19,956
Earnings per share--diluted, as reported.........     1.58       1.30       1.07
Earnings per share--diluted, pro forma...........     1.52       1.25       1.02
Weighted average fair value of options granted...    21.42      18.36      13.58

                          IHOP CORP. AND SUBSIDIARIES

7. SHAREHOLDERS' EQUITY (CONTINUED)
    The fair value of each option grant issued in the three year period ending December 31, 1999, is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      1999       1998       1997
                                                    --------   --------   --------
Risk free interest rate...........................     5.25%      5.50%      6.25%
Expected volatility...............................     37.0%      37.0%      37.0%
Dividend yield....................................       --         --         --
Weighted average expected life....................  3 years    3 years    3 years

8. INCOME TAXES

                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Provision for income taxes
  Current
    Federal......................................  $12,051    $ 9,889    $ 8,806
    State and foreign............................    1,766      1,867      1,608
                                                   -------    -------    -------
                                                    13,817     11,756     10,414
                                                   -------    -------    -------
  Deferred
    Federal......................................    5,455      4,755      2,021
    State........................................      839        183        937
                                                   -------    -------    -------
                                                     6,294      4,938      2,958
                                                   -------    -------    -------
Provision for income taxes.......................  $20,111    $16,694    $13,372
                                                   =======    =======    =======

    The provision for income taxes differs from the expected federal income tax rates as follows:

                                                              1999          1998          1997
                                                            --------      --------      --------
Statutory federal income tax rate.....................        35.0%         35.0%         35.0%
State and foreign income taxes, net of federal tax
  benefit.............................................         3.5           4.0           4.0
                                                              ----          ----          ----
Effective tax rate....................................        38.5%         39.0%         39.0%
                                                              ====          ====          ====

                          IHOP CORP. AND SUBSIDIARIES

8. INCOME TAXES (CONTINUED)
    Deferred tax liabilities (assets) consist of the following:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Franchise and equipment sales, including differences in
  capitalization and revenue recognition..................  $54,441    $48,550
Property and equipment, including differences in
  capitalization and depreciation and amortization........   10,548      8,589
Reacquired franchises and equipment held for resale,
  including differences in capitalization and depreciation
  and amortization........................................   (9,718)    (8,241)
Direct financing leases and capital lease obligations,
  including differences in capitalization and application
  of cash receipts and disbursements......................  (11,068)    (9,544)
Federal tax benefit of net deferred state tax liability...   (2,810)    (1,849)
Other net liabilities (assets)............................    2,208       (237)
                                                            -------    -------
Deferred tax liabilities..................................  $43,601    $37,268
                                                            =======    =======

9. EMPLOYEE BENEFIT PLANS

    In 1987, IHOP adopted a noncontributory Employee Stock Ownership Plan
(ESOP). The ESOP is a stock bonus plan under Section 401(a) of the Internal Revenue Code. The plan covers IHOP employees who meet the minimum credited service requirements of the plan. Employees whose terms of service are covered by a collective bargaining agreement are not eligible for the ESOP unless the terms of such agreement specifically provide for participation in the ESOP.

    The cost of the ESOP is borne by IHOP through contributions determined by the Board of Directors in accordance with the ESOP provisions and Internal Revenue Service regulations. The contributions to the plan for the years ended December 31, 1999, 1998 and 1997, were $1,500,000, $1,400,000, and $1,300,000, respectively. The contribution for the year ended December 31, 1999, will be made in shares of IHOP Corp. common stock.

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

                          IHOP CORP. AND SUBSIDIARIES

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The estimated fair values of all cash and cash equivalents, notes receivable and equipment contracts receivable as of December 31, 1999 and 1998, approximated their carrying amounts in the Consolidated Balance Sheets as of those dates. The estimated fair values of notes receivable and equipment contracts receivable are based on current interest rates offered for similar loans in our present lending activities.

    The estimated fair values of long-term debt are based on current rates available to IHOP for similar debt of the same remaining maturities. The carrying values of long-term debt at December 31, 1999 and 1998, were $41,218,000 and $49,765,000, respectively, and the fair values at those dates were $40,290,000 and $51,643,000, respectively.

12. SEGMENT REPORTING

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

                          IHOP CORP. AND SUBSIDIARIES

12. SEGMENT REPORTING (CONTINUED)

                                                                 SALES OF      CONSOLIDATING
                                     FRANCHISE     COMPANY      FRANCHISES      ADJUSTMENTS    CONSOLIDATED
                                     OPERATIONS   OPERATIONS   AND EQUIPMENT     AND OTHER        TOTAL
                                     ----------   ----------   -------------   -------------   ------------
                                                                 (IN THOUSANDS)
Year Ended December 31, 1999
  Revenues from external
    customers......................   $163,449      $70,204       $39,545         $    37        $273,235
  Intercompany real estate charges
    (revenues).....................      5,768          578            --          (6,346)             --
  Depreciation & amortization......      3,681        3,973            --           4,656          12,310
  Operating income (loss)..........     75,067       (2,379)       15,587          17,883         106,158
  Field, corporate and
    administrative.................                                                                34,531
  Interest expense.................                                                                19,391
  Income before income taxes.......                                                                52,236
  Additions to long lived assets...     41,350        5,568         1,567          25,372          73,857
    Total assets...................    380,680       47,848        18,944          72,930         520,402
Year Ended December 31, 1998
  Revenues from external
    customers......................    146,092       69,906        40,347            (137)        256,208
  Intercompany real estate charges
    (revenues).....................      5,893          826            --          (6,719)             --
  Depreciation & amortization......      3,200        3,690            --           4,381          11,271
  Operating income (loss)..........     66,466       (2,046)       13,719          14,464          92,603
  Field, corporate and
    administrative.................                                                                32,381
  Interest expense.................                                                                17,417
  Income before income taxes.......                                                                42,805
  Additions to long lived assets...     39,912        3,484         1,443          28,425          73,264
    Total assets...................    323,620       39,240        15,227          64,945         443,032
Year Ended December 31, 1997
  Revenues from external
    customers......................    124,043       61,839        28,864            (201)        214,545
  Intercompany real estate charges
    (revenues).....................      4,903          865            --          (5,768)             --
  Depreciation & amortization......      2,701        3,221            --           4,107          10,029
  Operating income (loss)..........     56,150       (1,682)       11,050          11,826          77,344
  Field, corporate and
    administrative.................                                                                28,409
  Interest expense.................                                                                14,649
  Income before income taxes.......                                                                34,286
  Additions to long lived assets...     35,203        3,778         1,917          20,706          61,604
    Total assets...................    261,408       37,215        15,472          65,323         379,418

    Franchise Operations, Company Operations and Sales of Franchises and Equipment are reported on the same basis as used by IHOP's management. Franchise Operations revenues from external customers includes interest income from the financing of sales of franchises and equipment in the amounts of $13,465,000, $11,338,000 and $9,233,000 for the three years ended December 31, 1999, 1998 and 1997. For management reporting purposes, we treat all restaurant lease revenues and expenses as operating lease revenues and expenses, although most of these leases are direct financing leases (revenues) or capital leases (expenses). The accounting adjustments required to bring lease revenues and expenses into conformance with GAAP are included in the Consolidated Adjustments and Other segment. These

                          IHOP CORP. AND SUBSIDIARIES

12. SEGMENT REPORTING (CONTINUED)
adjustments include interest income from direct financing leases of restaurant buildings in the amounts of $15,918,000, $13,191,000 and $10,120,000 for the three years ended December 31, 1999, 1998 and 1997. All of IHOP's owned land and restaurant buildings are included in the total assets of the Consolidating Adjustments and Other segment and are leased to the Franchise Operations and Company Operations segments.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       NET INCOME              NET INCOME
                           REVENUES   GROSS PROFIT   NET INCOME   PER SHARE--BASIC (A)   PER SHARE--DILUTED (A)
                           --------   ------------   ----------   --------------------   ----------------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
  1st Quarter............  $61,322      $23,471        $6,585              $.33                    $.33
  2nd Quarter............   67,514       26,012         7,852               .39                     .39
  3rd Quarter............   72,018       27,769         8,641               .43                     .42
  4th Quarter............   72,381       28,906         9,047               .45                     .44

1998
  1st Quarter............  $55,642      $19,248        $4,701              $.24                    $.24
  2nd Quarter............   65,164       23,101         6,463               .33                     .32
  3rd Quarter............   66,304       24,300         7,245               .37                     .36
  4th Quarter............   69,098       25,954         7,702               .39                     .38

------------------------

(a) The quarterly amounts may not add to the full year amount due to rounding.

14. SUBSEQUENT EVENT

    Subsequent to the end of fiscal 1999, IHOP announced a plan to repurchase up to 1,000,000 shares of its common stock. This plan may reduce the dilutive effect of employee stock option exercises and contributions to IHOP's employee Stock Ownership Plan; however, the repurchase program does not obligate IHOP to acquire any specific number of shares and it may be suspended at any time.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors
IHOP Corp.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of IHOP Corp. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of IHOP Corp.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Los Angeles, California
February 18, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information appearing under the captions "Information Concerning Nominees and Members of the Board of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act" contained in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    Information appearing under the captions "Executive Compensation--Summary of Compensation," "Executive Compensation--Stock Options and Stock Appreciation Rights" and "Executive Officers of the Company--Employment Agreements" contained in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information appearing under the caption "Certain Relationships and Related Transactions" contained in the 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS

       The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

       Consolidated Balance Sheets as of December 31, 1999 and 1998.

       Consolidated Statements of Operations for each of the three years in the period ended
         December 31, 1999.

       Consolidated Statement of Shareholders' Equity for each of the three
       years in the period ended   December 31, 1999.

       Consolidated Statements of Cash Flows for each of the three years in the
       period ended   December 31, 1999.

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

                 4.9            Sixth Amendment to Letter Agreement dated as of June 30,
                                1999, among IHOP Inc., IHOP Corp. and Bank of America
                                National Trust and Savings Association (successor by merger to Bank of America Illinois). Exhibit 4.0 to IHOP Corp.'s
                                Form 10-Q for the quarterly period ended June 30, 1999, is hereby incorporated by reference.

                 4.10           Senior Note Purchase Agreement, dated as of November 1,
                                1996, among IHOP, Inc., IHOP Corp. and Jackson National Life
                                Insurance Company and other purchasers. Exhibit 4.8 to the
                                1996 Form 10-K is hereby incorporated by reference.

               *10.1            IHOP Corp. Executive Incentive Plan effective January 1,
                                1999. Exhibit 10.1 to the 1998 form 10-K is hereby
                                incorporated by reference.

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

               *10.20           IHOP Corp. Executive Incentive Plan effective January 1,
                                1998. Exhibit 10.20 to the 1998 form 10-K is hereby
                                incorporated by reference.

               *10.21           Employment Agreement between IHOP Corp. and Alan S. Unger.

               *10.22           IHOP Corp. 1994 Stock Option Plan for Non-Employee Directors
                                as Amended and Restated February 23, 1999. Annex "A" to the
                                IHOP Corp. Proxy Statement for Annual Meeting of
                                Shareholders held on Tuesday, May 11, 1999, is hereby
                                incorporated by reference.

                11.0            Statement Regarding Computation of Per Share Earnings.

                21.0            Subsidiaries of IHOP Corp. Exhibit 21.0 to the 1997 Form
                                10-K is hereby incorporated by reference.

                23.0            Consent of PricewaterhouseCoopers LLP

                27.0            Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1(st) day of March, 2000.

                                                       IHOP CORP.

                                                       BY:            /S/ RICHARD K. HERZER
                                                            -----------------------------------------
                                                                        Richard K. Herzer
                                                                      CHAIRMAN OF THE BOARD,
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on this 1(st) day of March, 2000.

                       NAME                                               TITLE
                       ----                                               -----
               /s/ RICHARD K. HERZER                 Chairman of the Board, President and
     ----------------------------------------        Chief Executive Officer (Principal Executive
                 Richard K. Herzer                   Officer)

                 /s/ ALAN S. UNGER
     ----------------------------------------        Vice President-Finance, Chief Financial Officer
                   Alan S. Unger                     (Principal Financial Officer)

             /s/ H. FREDERICK CHRISTIE
     ----------------------------------------        Director
               H. Frederick Christie

                /s/ FRANK EDELSTEIN
     ----------------------------------------        Director
                  Frank Edelstein

               /s/ MICHAEL S. GORDON
     ----------------------------------------        Director
                 Michael S. Gordon

                /s/ NEVEN C. HULSEY
     ----------------------------------------        Director
                  Neven C. Hulsey

                       NAME                                               TITLE
                       ----                                               -----
                /s/ LARRY ALAN KAY
     ----------------------------------------        Director
                  Larry Alan Kay

              /s/ DENNIS M. LEIFHEIT
     ----------------------------------------        Executive Vice President-Operations,
                Dennis M. Leifheit                   Chief Operating Officer and Director

               /s/ CAROLINE W. NAHAS
     ----------------------------------------        Director
                 Caroline W. Nahas

                /s/ PATRICK W. ROSE
     ----------------------------------------        Director
                  Patrick W. Rose