Form 10-Q
period 2000-03-31
IHOP CORP
filed 2000-04-27
CIK 49754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-8360

                            ------------------------

                                   IHOP CORP.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     95-3038279
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

      525 NORTH BRAND BOULEVARD,                            91203-1903
         GLENDALE, CALIFORNIA                               (Zip Code)
    (Address of principal executive
               offices)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                            OUTSTANDING AS OF MARCH 31, 2000
                    -----                            --------------------------------
        Common Stock, $.01 par value                            19,907,314

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IHOP CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................    $  1,867      $  4,176
  Receivables...............................................      30,913        35,335
  Reacquired franchises and equipment held for sale, net....       2,879         2,842
  Inventories...............................................         818         1,223
  Prepaid expenses..........................................       4,283         4,309
                                                                --------      --------
    Total current assets....................................      40,760        47,885
                                                                --------      --------
Long-term receivables.......................................     273,375       265,983
Property and equipment, net.................................     185,425       177,743
Reacquired franchises and equipment held for sale, net......      16,316        16,102
Excess of costs over net assets acquired, net...............      11,518        11,625
Other assets................................................       1,046         1,064
                                                                --------      --------
    Total assets............................................    $528,440      $520,402
                                                                ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt......................    $  8,956      $  8,956
  Accounts payable..........................................      12,618        18,016
  Accrued employee compensation and benefits................       6,668         7,804
  Other accrued expenses....................................       8,672         5,896
  Deferred income taxes.....................................       2,031         3,833
  Capital lease obligations.................................       1,761         1,682
                                                                --------      --------
    Total current liabilities...............................      40,706        46,187
                                                                --------      --------
Long-term debt..............................................      41,077        41,218
Deferred income taxes.......................................      42,822        39,768
Capital lease obligations and other.........................     172,827       166,749
Shareholders' equity
  Preferred stock, $1 par value, 10,000,000 shares
    authorized; none issued.................................          --            --
  Common stock, $.01 par value, 40,000,000 shares
    authorized; shares issued and outstanding: March 31,
    2000, 19,907,314 shares; December 31, 1999, 20,117,314
    shares..................................................         201           201
  Additional paid-in capital................................      66,504        66,485
  Retained earnings.........................................     165,523       158,294
  Treasury stock, at cost (210,000 and no shares for
    March 31, 2000 and December 31, 1999, respectively).....      (3,063)           --
  Contribution to ESOP......................................       1,843         1,500
                                                                --------      --------
    Total shareholders' equity..............................     231,008       226,480
                                                                --------      --------
    Total liabilities and shareholders' equity..............    $528,440      $520,402
                                                                ========      ========

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues
Franchise operations
  Rent......................................................  $11,721    $11,052
  Service fees and other....................................   32,936     28,552
                                                              -------    -------
                                                               44,657     39,604
Sale of franchises and equipment............................    5,977      5,711
Company operations..........................................   17,772     16,007
                                                              -------    -------
    Total revenues..........................................   68,406     61,322
                                                              -------    -------
Costs and Expenses
Franchise operations
  Rent......................................................    6,291      5,672
  Other direct costs........................................   11,421     10,420
                                                              -------    -------
                                                               17,712     16,092
Cost of sales of franchises and equipment...................    4,282      3,745
Company operations..........................................   16,920     15,183
Field, corporate and administrative.........................    8,263      8,307
Depreciation and amortization...............................    3,314      3,016
Interest....................................................    5,600      4,457
Other expense and (income), net.............................      560       (185)
                                                              -------    -------
    Total costs and expenses................................   56,651     50,615
                                                              -------    -------
Income before income taxes..................................   11,755     10,707
Provision for income taxes..................................    4,526      4,122
                                                              -------    -------
    Net income..............................................  $ 7,229    $ 6,585
                                                              =======    =======
Net Income Per Share
  Basic.....................................................  $   .36    $   .33
                                                              =======    =======
  Diluted...................................................  $   .36    $   .33
                                                              =======    =======
Weighted Average Shares Outstanding
  Basic.....................................................   20,076     19,817
                                                              =======    =======
  Diluted...................................................   20,255     20,209
                                                              =======    =======

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities
  Net income................................................  $  7,229   $  6,585
  Adjustments to reconcile net income to cash provided by
    operating activities
  Depreciation and amortization.............................     3,314      3,016
  Deferred taxes............................................     1,252        872
  Contribution to ESOP......................................       343        295
  Change in current assets and liabilities
    Accounts receivable.....................................     4,368     (2,839)
    Inventories.............................................       405         37
    Prepaid expenses........................................        26         34
    Accounts payable........................................    (5,398)    (2,244)
    Accrued employee compensation and benefits..............    (1,136)    (1,204)
    Other accrued expenses..................................     2,776        809
  Other, net................................................       991        324
                                                              --------   --------
      Cash provided by operating activities.................    14,170      5,685
                                                              --------   --------
Cash flows from investing activities
  Additions to property and equipment.......................   (15,773)   (12,475)
  Additions to notes and equipment contracts receivable.....    (1,540)    (2,123)
  Principal receipts from notes and equipment contracts
    receivable..............................................     3,205      2,967
  Additions to reacquired franchises held for sale..........      (483)      (655)
                                                              --------   --------
      Cash used by investing activities.....................   (14,591)   (12,286)
                                                              --------   --------
Cash flows from financing activities
  Proceeds from issuance of long-term debt..................        --      2,900
  Proceeds from sale and leaseback arrangements.............     1,645      4,015
  Repayment of long-term debt...............................      (142)    (2,912)
  Principal payments on capital lease obligations...........      (328)      (230)
  Treasury stock transactions...............................    (3,063)       153
  Exercise of stock options.................................        --        381
                                                              --------   --------
      Cash (used) provided by financing activities..........    (1,888)     4,307
                                                              --------   --------
Net change in cash and cash equivalents.....................    (2,309)    (2,294)
Cash and cash equivalents at beginning of period............     4,176      2,294
                                                              --------   --------
      Cash and cash equivalents at end of period............  $  1,867   $     --
                                                              ========   ========
Supplemental disclosures
  Interest paid, net of capitalized amounts.................  $  4,635   $  3,397
  Income taxes paid.........................................        51        168
  Capital lease obligations incurred........................     6,560      6,700

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. GENERAL: The accompanying consolidated financial statements for the three months ended March 31, 2000, have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 1999, has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

    2. Certain reclassifications have been made to prior year information to conform to the current year presentation.

    3. SEGMENTS: IHOP identifies its operating segments based on the organizational units used by management to monitor performance and make operating decisions. The Franchise Operations segment includes restaurants operated by franchisees and area licensees in the United States, Canada and Japan. The Company Operations segment includes company-operated restaurants in the United States. We measure segment profit as operating income, which is defined as income before field, corporate and administrative expense, interest expense, and income taxes. Information on segments and reconciliation to income before income taxes are as follows:

                                                                 SALES OF      CONSOLIDATING
                                     FRANCHISE     COMPANY      FRANCHISES      ADJUSTMENTS    CONSOLIDATED
                                     OPERATIONS   OPERATIONS   AND EQUIPMENT     AND OTHER        TOTAL
                                     ----------   ----------   -------------   -------------   ------------
                                                                 (IN THOUSANDS)
                                                                  (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000
Revenues from external customers...   $ 44,657      $17,772       $ 5,977         $    --        $ 68,406
Intercompany real estate charges
  (revenues).......................      1,495          171            --          (1,666)             --
Depreciation and amortization......      1,008        1,057            --           1,249           3,314
Operating income (loss)............     20,024         (953)        1,695           4,852          25,618
Field, corporate and
  administrative...................                                                                 8,263
Interest expense...................                                                                 5,600
Income before income taxes.........                                                                11,755
Additions to long-lived assets.....     13,055        1,119           483           1,599          16,256
Total assets.......................    391,145       46,748        19,195          71,352         528,440
THREE MONTHS ENDED MARCH 31, 1999
Revenues from external customers...   $ 39,604      $16,007       $ 5,711         $    --        $ 61,322
Intercompany real estate charges
  (revenues).......................      1,425          111            --          (1,536)             --
Depreciation and amortization......        959          916            --           1,141           3,016
Operating income (loss)............     17,869         (681)        1,966           4,317          23,471
Field, corporate and
  administrative...................                                                                 8,307
Interest expense...................                                                                 4,457
Income before income taxes.........                                                                10,707
Additions to long-lived assets.....      6,510        1,280           655           4,685          13,130
Total assets.......................    324,286       42,405        17,938          65,775         450,404

    For management reporting purposes, we treat all restaurant lease revenues and expenses as operating lease revenues and expenses, although most of these leases are direct financing leases or capital lease obligations. The accounting adjustments required to bring lease revenues and expenses into conformance with GAAP are included in Consolidating Adjustments and Other. All of IHOP's owned land and restaurant buildings are included in total assets in Consolidating Adjustments and Other.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain operating data for IHOP restaurants:

                                                                   THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                                  (IN THOUSANDS)
                                                                   (UNAUDITED)
Restaurant Data
  Effective restaurants(a)
    Franchise...............................................       678           619
    Company.................................................        77            69
    Area license............................................       148           145
                                                              --------      --------
      Total.................................................       903           833
                                                              ========      ========
System-wide
  Sales(b)..................................................  $298,822      $269,633
    Percent increase........................................      10.8%          9.0%
  Average sales per effective restaurant....................  $    331      $    324
    Percent increase........................................       2.2%          2.9%
  Comparable average sales per restaurant(c)................  $    343      $    335
    Percent decrease........................................      (0.7)%        (0.4)%
Franchise
  Sales.....................................................  $244,097      $219,796
    Percent increase........................................      11.1%         13.0%
  Average sales per effective restaurant....................  $    360      $    355
    Percent increase........................................       1.4%          3.5%
  Comparable average sales per restaurant(c)................  $    356      $    346
    Percent decrease........................................      (0.4)%        (0.5)%
Company
  Sales.....................................................  $ 17,772      $ 16,007
    Percent change..........................................      11.0%         (9.5)%
  Average sales per effective restaurant....................  $    231      $    232
    Percent decrease........................................      (0.4)%        (2.9)%
Area License
  Sales.....................................................  $ 36,953      $ 33,830
    Percent change..........................................       9.2%         (3.8)%
Average sales per effective restaurant......................  $    250      $    233
    Percent change..........................................       7.3%         (4.5)%

------------------------

(a) "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open only a portion of the period.

(b) "System-wide sales" are retail sales of franchisees, area licensees and company-operated restaurants as reported to IHOP.

(c) "Comparable average sales" reflects sales for restaurants that are operated for the entire fiscal period in which they are being compared. The restaurants included in the calculations typically will be different from period to period. Comparable average sales do not include data on restaurants located in Florida and Japan.

    The following table summarizes IHOP's restaurant development and franchising activity:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP--beginning of period...................................    903        835
  New openings
    IHOP--developed.........................................      7         10
    Investor and conversion program.........................      1          2
    Area license............................................     --         --
                                                                ---        ---
      Total new openings....................................      8         12
    Closings
    Company and franchise...................................     (1)        (3)
    Area license............................................     (1)        --
                                                                ---        ---
IHOP--end of period.........................................    909        844
                                                                ===        ===
Summary--end of period
  Franchise.................................................    686        626
  Company...................................................     75         73
  Area license..............................................    148        145
                                                                ---        ---
    Total IHOP..............................................    909        844
                                                                ===        ===
RESTAURANT FRANCHISING ACTIVITY
IHOP--developed.............................................      8          9
Investor and conversion program.............................      1          2
Rehabilitated and refranchised..............................      3         --
                                                                ---        ---
  Total restaurants franchised..............................     12         11
Reacquired by IHOP..........................................     (3)        (6)
Closed......................................................     (1)        (3)
                                                                ---        ---
  Net addition..............................................      8          2
                                                                ===        ===

------------------------

GENERAL

    The following discussion and analysis provides information we believe is relevant to an assessment and understanding of IHOP's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in IHOP's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain forward-looking statements are contained in this quarterly report. They use such words as "may," "will," "expect," "believe," "plan," or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: availability of suitable locations and terms of the sites designated for development; legislation and government regulation including the ability to obtain satisfactory regulatory approvals; conditions beyond IHOP's control such as weather or natural disasters; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the International House of Pancakes brand and concept by guests and franchisees; IHOP's overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices; and other factors discussed from time to time in our filings with the Securities and Exchange Commission. Forward-looking information is provided by us pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. In addition, we disclaim any intent or obligation to update these forward-looking statements.

    Our quarterly results are subject to seasonal fluctuation. The mix and number of restaurants franchised affect revenues from sales of franchises and equipment and their associated costs of sales. We franchise four types of restaurants: restaurants newly developed by IHOP, restaurants developed by franchisees, restaurants developed by area licensees and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000 and have little if any associated cost of sales. Equipment for newly developed IHOP Restaurants generally sell for approximately $300,000 and have little or no profit margin. Franchise rights for restaurant developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale. Area license rights are normally granted in return for a one-time development fee that is recognized ratably as restaurants are developed in the area. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $350,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings, the condition of reacquired franchise locations and the availability of qualified franchisees. The timing of new restaurant openings is affected by a variety of real estate construction issues including obtaining regulatory approvals and weather conditions. As a consequence of the foregoing factors, the results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

SYSTEM-WIDE RETAIL SALES

    System-wide retail sales include the sales of all IHOP restaurants, as reported to IHOP by its franchisees, area licensees and company-operated restaurants. System-wide retail sales grew $29,189,000 or 10.8% in the first quarter of 2000. Growth in the number of effective restaurants and increases in average sales per effective unit caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period adjusted to account for restaurants in operation for only a portion of the period. Effective restaurants grew by 70 or 8.4% in the first quarter of 2000 due to new restaurant development. Newly developed restaurants generally have seating and sales above the system-wide averages. System-wide average sales per effective restaurant (exclusive of area license restaurants in Florida and Japan) grew 2.2% in the first quarter of 2000. Management continues to pursue growth in sales through new restaurant development, advertising and marketing efforts, improvements in customer service and operations, and remodeling of existing restaurants.

FRANCHISE OPERATIONS

    Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest. Franchise operations revenues were 65.3% of total revenues in the first quarter of 2000. Franchise operations revenues grew $5,053,000 or 12.8% in the first quarter of 2000. An increase in the number of effective franchise restaurants coupled with higher average sales per franchise restaurant caused the growth in franchise operations revenues. Effective franchise restaurants grew by 59 or 9.5% in the first quarter of 2000. Average sales per effective franchise restaurant grew 1.4% in the first quarter of 2000.

    Franchise operations costs and expenses include rent, advertising, the cost of sales of proprietary products and other direct costs associated with franchise operations. Franchise operations costs and expenses increased $1,620,000 or 10.1% in the first quarter of 2000. Increases in franchise operations costs were generally in line with the growth in franchise operations revenue.

    Franchise operations margin is equal to franchise operations revenues less franchise operations costs and expenses. Franchise operations margin increased $3,433,000 to $26,945,000 in the first quarter of 2000. Franchise operations margin was 60.3% of franchise operations revenues in the first quarter of 2000 compared with 59.4% in the same period in the prior year. Increased royalty income and increased interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees were primarily responsible for the improvement in franchise operations margin in 2000.

SALES OF FRANCHISES AND EQUIPMENT

    Sales of franchises and equipment were 8.7% of total revenues in the first quarter of 2000. Sales of franchises and equipment increased $266,000 or 4.7% in the first quarter of 2000. An increase in the number of restaurants franchised was the primary cause of the increase in sales of franchises and equipment. IHOP franchised 12 restaurants in the first quarter of 2000 compared with 11 in the same period in the prior year.

    Cost of sales of franchises and equipment increased $537,000 or 14.3% in the first quarter of 2000. The increase was generally in line with the increase in the number of restaurants franchised, although the mix of restaurants franchised also impacted the cost of sales.

    Margin on sales of franchises and equipment is equal to sales of franchises and equipment less the cost of sales of franchises and equipment. Margin on sales of franchises and equipment decreased $271,000 to $1,695,000 in the first quarter of 2000. Margin on sales of franchises and equipment was 28.4% compared with 34.4% in the same period in the prior year. The change in margin was primarily due to the sale of more rehabilitated and refranchised restaurants in the first quarter of 2000 compared with the same period in the prior year.

COMPANY OPERATIONS

    Company operations revenues are sales to customers at restaurants operated by IHOP. Company operations revenues were 26.0% of total revenues in the first quarter of 2000. Company operations revenues increased $1,765,000 or 11.0% in the first quarter of 2000. An increase in the number of effective IHOP-operated restaurants was primarily responsible for the change in revenues. Effective IHOP-operated restaurants increased by eight or 11.6% in the first quarter of 2000. Average sales per effective IHOP-operated restaurant decreased by 0.4% in the first quarter of 2000.

    Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs increased $1,737,000 or 11.4% in the first quarter of 2000. Increases in company operations costs were generally in line with the growth in company operations revenue.

    Company operations margin is equal to company operations revenues less company operations costs and expenses. Company operations margin increased $28,000 to $852,000 in the first quarter of 2000. Company operations margin was 4.8% of company operations revenues in the first quarter of 2000 compared with 5.1% in the same period in the prior year.

OTHER COSTS AND EXPENSES

    Field, corporate and administrative costs and expenses decreased $44,000 or 0.5% in the first quarter of 2000 compared with the same period in the prior year. The decrease was primarily caused by lower compensation expenses in the first quarter of 2000 compared with the same period in the prior year. Field, corporate and administrative costs were 2.8% of system-wide sales in the first quarter of 2000 compared with 3.1% in the same period in the prior year.

    Depreciation and amortization expense increased $298,000 or 9.9% in the first quarter of 2000. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our ongoing restaurant development program.

    Interest expense increased $1,143,000 or 25.6% in the first quarter of 2000. The increases were due to interest associated with new capital leases which were partially offset by reductions in interest on our senior notes due 2002 as the principal balance is paid down.

BALANCE SHEET ACCOUNTS

    The balance of long-term receivables at March 31, 2000, increased from December 31, 1999 primarily due to IHOP's financing activities associated with the sale of franchises and equipment and the leasing of restaurants to its franchisees.

    Balances of property and equipment, net and capital lease obligations at March 31, 2000, increased from December 31, 1999 primarily due to new restaurant development and IHOP's capital lease obligations associated with that development.

LIQUIDITY AND CAPITAL RESOURCES

    We invest in our business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older company-operated restaurants.

    In 2000, IHOP and its franchisees and area licensees forecast developing and opening approximately 75 to 85 restaurants. Included in that number are the development of 65 to 70 new restaurants by us and the development of 10 to 15 restaurants by our franchisees and area licensees. Capital expenditure projections for 2000, which include our portion of the above development program, are approximately $80 to $90 million. In November 2000, the fifth annual installment of $4.6 million in principal becomes due on our senior notes due 2002 and the first annual installment of $3.8 million in principal becomes due on our senior notes due 2008. We expect that funds from operations, sale and leaseback arrangements (estimated to be about $30 to $35 million) and our $20 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures and our principal repayment on our senior notes in 2000. At March 31, 2000 $20 million was available to be borrowed under our unsecured bank revolving credit agreement.

                                    PART II.
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

    Exhibits not incorporated by reference are filed herewith. The remainder of the exhibits has heretofore been filed with the Commission and is incorporated herein by reference.

             3.1            Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to
                            IHOP Corp.'s Form 10-K for the fiscal year ended December
                            31, 1997 (the "1997 Form 10-K"), is incorporated herein by reference).

             3.2            Bylaws of IHOP Corp. (Exhibit 3.2 to IHOP Corp.'s 1997 Form
                            10-K is incorporated herein by reference).

            10.1            Employment Agreement between IHOP Corp. and Alan Unger
                            effective February 7, 2000. (Exhibit 10.21 to IHOP Corp.'s
                            Form 10-K for the fiscal year ended December 31, 1999 is
                            incorporated herein by reference).

            11.0            Statement Regarding Computation of Per Share Earnings

            27.0            Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       IHOP CORP.
                                                       (Registrant)

                   April 27, 2000                      BY:   /s/ RICHARD K. HERZER
                   --------------                            ----------------------------------------
                       (Date)                                CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                             CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                                             EXECUTIVE OFFICER)

                   April 27, 2000                            /s/ ALAN S. UNGER
                   --------------                            ----------------------------------------
                       (Date)                                V.P.-FINANCE, TREASURER AND
                                                             CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                             FINANCIAL OFFICER)