Form 10-Q
period 2000-06-30
IHOP CORP
filed 2000-07-27
CIK 49754

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                             OUTSTANDING AS OF JUNE 30, 2000
                    -----                             -------------------------------
        Common Stock, $.01 par value                            20,000,342

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IHOP CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................    $    164      $  4,176
  Receivables...............................................      30,974        35,335
  Reacquired franchises and equipment held for sale, net....       2,869         2,842
  Inventories...............................................         790         1,223
  Prepaid expenses..........................................       4,340         4,309
                                                                --------      --------
    Total current assets....................................      39,137        47,885
                                                                --------      --------
Long-term receivables.......................................     269,071       265,983
Property and equipment, net.................................     197,517       177,743
Reacquired franchises and equipment held for sale, net......      16,260        16,102
Excess of costs over net assets acquired, net...............      11,411        11,625
Other assets................................................       1,026         1,064
                                                                --------      --------
    Total assets............................................    $534,422      $520,402
                                                                ========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt......................    $  8,956      $  8,956
  Accounts payable..........................................      16,400        18,016
  Accrued employee compensation and benefits................       5,842         7,804
  Other accrued expenses....................................       8,231         5,896
  Deferred income taxes.....................................       3,609         3,833
  Capital lease obligations.................................       1,812         1,682
                                                                --------      --------
    Total current liabilities...............................      44,850        46,187
                                                                --------      --------

Long-term debt..............................................      40,935        41,218
Deferred income taxes.......................................      42,365        39,768
Capital lease obligations and other.........................     166,667       166,749
Shareholders' equity
  Preferred stock, $1 par value, 10,000,000 shares
    authorized; none issued.................................          --            --
  Common stock, $.01 par value, 40,000,000 shares authorized
    (June 30, 2000, 20,167,314 shares issued and 20,000,342
    shares outstanding; December 31, 1999, 20,117,314
    shares issued and 20,117,314 shares outstanding)........         201           201
  Additional paid-in capital................................      67,407        66,485
  Retained earnings.........................................     173,817       158,294
    Treasury stock, at cost (June 30, 2000, 166,972 shares;
      December 31, 1999, none)..............................      (2,580)           --
Contribution to ESOP........................................         760         1,500
                                                                --------      --------
    Total shareholders' equity..............................     239,605       226,480
                                                                --------      --------
    Total liabilities and shareholders' equity..............    $534,422      $520,402
                                                                ========      ========

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Revenues
  Franchise operations
    Rent..............................................  $12,697    $11,390    $ 24,418   $ 22,442
    Service fees and other............................   32,525     28,877      65,461     57,429
                                                        -------    -------    --------   --------
                                                         45,222     40,267      89,879     79,871
  Sale of franchises and equipment....................    8,425      9,227      14,402     14,938
  Company operations..................................   16,657     18,020      34,429     34,027
                                                        -------    -------    --------   --------
      Total revenues..................................   70,304     67,514     138,710    128,836
                                                        -------    -------    --------   --------

Costs and Expenses
  Franchise operations
    Rent..............................................    6,814      5,922      13,105     11,594
    Other direct costs................................   10,945     10,230      22,366     20,650
                                                        -------    -------    --------   --------
                                                         17,759     16,152      35,471     32,244
  Cost of sales of franchises and equipment...........    5,459      5,343       9,741      9,088
  Company operations..................................   15,938     17,024      32,858     32,207
  Field, corporate and administrative.................    9,546      8,855      17,809     17,162
  Depreciation and amortization.......................    3,338      3,076       6,652      6,092
  Interest............................................    5,221      4,389      10,821      8,846
  Other (income) and expense, net.....................     (443)       (93)        117       (278)
                                                        -------    -------    --------   --------
      Total costs and expenses........................   56,818     54,746     113,469    105,361
                                                        -------    -------    --------   --------
Income before income taxes............................   13,486     12,768      25,241     23,475
Provision for income taxes............................    5,192      4,916       9,718      9,038
                                                        -------    -------    --------   --------
      Net income......................................  $ 8,294    $ 7,852    $ 15,523   $ 14,437
                                                        =======    =======    ========   ========

Net Income Per Share
  Basic...............................................  $  0.41    $  0.39    $   0.78   $   0.73
                                                        =======    =======    ========   ========
  Diluted.............................................  $  0.41    $  0.39    $   0.77   $   0.71
                                                        =======    =======    ========   ========

Weighted Average Shares Outstanding
  Basic...............................................   19,988     19,935      20,026     19,876
                                                        =======    =======    ========   ========
  Diluted.............................................   20,202     20,385      20,223     20,297
                                                        =======    =======    ========   ========

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities
  Net income................................................  $ 15,523   $ 14,437
  Adjustments to reconcile net income to cash provided by
    operating activities
  Depreciation and amortization.............................     6,652      6,092
  Deferred taxes............................................     2,373      1,821
  Contribution to ESOP......................................       760        667
  Change in current assets and liabilities
    Accounts receivable.....................................     4,095      3,766
    Inventories.............................................       433         (6)
    Prepaid expenses........................................       (31)      (150)
    Accounts payable........................................    (1,616)    (4,203)
    Accrued employee compensation and benefits..............    (1,962)      (136)
    Other accrued expenses..................................     2,335         33
  Other, net................................................       778       (184)
                                                              --------   --------
      Cash provided by operating activities.................    29,340     22,075
                                                              --------   --------
Cash flows from investing activities
  Additions to property and equipment.......................   (37,473)   (38,367)
  Additions to notes........................................    (4,344)    (5,377)
  Principal receipts from notes and equipment contracts
    receivable..............................................     6,172      5,584
  Additions to reacquired franchises held for sale..........      (698)      (850)
                                                              --------   --------
    Cash used by investing activities.......................   (36,343)   (39,010)
                                                              --------   --------
Cash flows from financing activities
  Proceeds from issuance of long-term debt, including
    revolving line of credit................................     4,700      3,372
  Proceeds from sale and lease back arrangements............     7,056     12,482
  Repayment of long-term debt, including revolving line of
    credit..................................................    (4,983)    (3,151)
  Principal payments on capital lease obligations...........      (624)      (543)
  Treasury stock transactions...............................    (4,041)       154
  Exercise of stock options.................................       883      2,327
                                                              --------   --------
    Cash provided by financing activities...................     2,991     14,641
                                                              --------   --------
Net change in cash and cash equivalents.....................    (4,012)    (2,294)
Cash and cash equivalents at beginning of period............     4,176      2,294
                                                              --------   --------
    Cash and cash equivalents at end of period..............  $    164   $     62
                                                              ========   ========
Supplemental disclosures
  Interest paid, net of capitalized amounts.................  $ 10,711   $  8,740
  Income taxes paid.........................................     7,052      5,785
  Capital lease obligations incurred........................       461     21,945

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. GENERAL--The accompanying, unaudited, consolidated financial statements for the three months and six months ended June 30, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP") are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 1999, has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

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

                                                                 SALES OF      CONSOLIDATING
                                     FRANCHISE     COMPANY      FRANCHISES      ADJUSTMENTS    CONSOLIDATED
                                     OPERATIONS   OPERATIONS   AND EQUIPMENT     AND OTHER        TOTAL
                                     ----------   ----------   -------------   -------------   ------------
                                                                 (IN THOUSANDS)
                                                                  (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2000
Revenues from external customers...   $ 45,222      $16,657       $ 8,425         $    --        $ 70,304
Intercompany real estate charges
  (revenues).......................      1,662          144            --          (1,806)             --
Depreciation and amortization......      1,059          965            --           1,314           3,338
Operating income (loss)............     20,564         (948)        2,966           5,671          28,253
Field, corporate and
  administrative...................                                                                 9,546
Interest expense...................                                                                 5,221
Income before income taxes.........                                                                13,486
Additions to long-lived assets.....     12,433        3,381           215           5,886          21,915
Total assets.......................    393,427       47,221        19,129          74,645         534,422
THREE MONTHS ENDED JUNE 30, 1999
Revenues from external customers...   $ 40,267      $18,020       $ 9,227         $    --        $ 67,514
Intercompany real estate charges
  (revenues).......................      1,393          144            --          (1,537)             --
Depreciation and amortization......        932        1,013            --           1,131           3,076
Operating income (loss)............     18,524         (667)        3,884           4,271          26,012
Field, corporate and
  administrative...................                                                                 8,855
Interest expense...................                                                                 4,389
Income before income taxes.........                                                                12,768
Additions to long-lived assets.....     20,181        1,002           195           4,709          26,087
Total assets.......................    341,313       45,250        18,191          63,716         468,470

                                                                 SALES OF      CONSOLIDATING
                                     FRANCHISE     COMPANY      FRANCHISES      ADJUSTMENTS    CONSOLIDATED
                                     OPERATIONS   OPERATIONS   AND EQUIPMENT     AND OTHER        TOTAL
                                     ----------   ----------   -------------   -------------   ------------
                                                                 (IN THOUSANDS)
                                                                  (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000
Revenues from external customers...   $ 89,879      $34,429       $14,402         $    --        $138,710
Intercompany real estate charges
  (revenues).......................      3,157          315            --          (3,472)             --
Depreciation and amortization......      2,067        2,022            --           2,563           6,652
Operating income (loss)............     40,588       (1,901)        4,661          10,523          53,871
Field, corporate and
  administrative...................                                                                17,809
Interest expense...................                                                                10,821
Income before income taxes.........                                                                25,241
Additions to long-lived assets.....     25,488        4,500           698           7,485          38,171
Total assets.......................    393,427       47,221        19,129          74,645         534,422
SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers...   $ 79,871      $34,027       $14,938         $    --        $128,836
Intercompany real estate charges
  (revenues).......................      2,818          255            --          (3,073)             --
Depreciation and amortization......      1,891        1,929            --           2,272           6,092
Operating income (loss)............     36,393       (1,348)        5,850           8,588          49,483
Field, corporate and
  administrative...................                                                                17,162
Interest expense...................                                                                 8,846
Income before income taxes.........                                                                23,475
Additions to long-lived assets.....     26,691        2,282           850           9,394          39,217
Total assets.......................    341,313       45,250        18,191          63,716         468,470

    For management reporting purposes, we treat all restaurant lease revenues and expenses as operating lease revenues and expenses, although most of these leases are direct financing leases or capital lease obligations. The accounting adjustments required to bring lease revenues and expenses into conformance with GAAP are included in the Consolidating Adjustments and Other. All of IHOP's owned land and restaurant buildings are included in total assets in Consolidating Adjustments and Other.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain operating data for IHOP restaurants:

                                                        THREE MONTHS                 SIX MONTHS
                                                       ENDED JUNE 30,              ENDED JUNE 30,
                                                   ----------------------      ----------------------
                                                     2000          1999          2000          1999
                                                   --------      --------      --------      --------
                                                                     (IN THOUSANDS)
                                                                      (UNAUDITED)
Restaurant Data
  Effective restaurants(a)
    Franchise................................           690           625           684           622
    Company..................................            71            75            74            72
    Area license.............................           150           146           149           145
                                                   --------      --------      --------      --------

      Total..................................           911           846           907           839
                                                   ========      ========      ========      ========
System-wide
  Sales(b)...................................      $308,663      $278,463      $607,485      $548,096
    Percent increase.........................          10.8 %        11.2 %        10.8 %        10.1 %
  Average sales per effective restaurant.....      $    339      $    329      $    670      $    653
    Percent increase.........................           3.0 %         4.4 %         2.6 %         3.5 %
  Comparable average sales per
    restaurant(c)............................      $    355      $    344      $    699      $    679
    Percent increase.........................           0.6 %         1.7 %         0.2 %         0.8 %
Franchise
  Sales......................................      $255,459      $227,277      $499,556      $447,073
    Percent increase.........................          12.4 %        14.4 %        11.7 %        13.7 %
  Average sales per effective restaurant.....      $    370      $    364      $    730      $    719
    Percent increase.........................           1.6 %         4.9 %         1.5 %         4.1 %
  Comparable average sales per
    restaurant(c)............................      $    367      $    356      $    724      $    701
    Percent increase.........................           0.8 %         1.7 %         0.5 %         0.8 %
Company
  Sales......................................      $ 16,657      $ 18,020      $ 34,429      $ 34,027
    Percent change...........................          (7.6)%        (1.8)%         1.2 %        (5.6)%
  Average sales per effective restaurant.....      $    235      $    240      $    465      $    473
    Percent change...........................          (2.1)%        (0.4)%        (1.7)%        (1.5)%
Area License
  Sales......................................      $ 36,547      $ 33,166      $ 73,500      $ 66,996
    Percent change...........................          10.2 %        (0.4)%         9.7 %        (2.2)%
Average sales per effective restaurant.......      $    244      $    227      $    493      $    462
    Percent change...........................           7.5 %        (0.4)%         6.7 %        (2.1)%

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

    The following table summarizes IHOP's restaurant development and franchising activity:

                                                                       THREE MONTHS                 SIX MONTHS
                                                                          ENDED                       ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                  ----------------------      ----------------------
                                                                    2000          1999          2000          1999
                                                                  --------      --------      --------      --------
                                                                                     (UNAUDITED)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP--beginning of period...................................        909           844           903           835
  New openings
    IHOP-developed..........................................         15            17            22            27
    Investor and conversion programs........................          2             2             3             4
    Area license............................................          4             3             4             3
                                                                    ---           ---           ---           ---
      Total new openings....................................         21            22            29            34
    Closings
      Company and franchise.................................         (7)           (2)           (8)           (5)
      Area license..........................................         --            --            (1)           --
                                                                    ---           ---           ---           ---
IHOP--end of period.........................................        923           864           923           864
                                                                    ===           ===           ===           ===

Summary--end of period
  Franchise.................................................        697           640           697           640
  Company...................................................         74            76            74            76
  Area license..............................................        152           148           152           148
                                                                    ---           ---           ---           ---
    Total IHOP..............................................        923           864           923           864
                                                                    ===           ===           ===           ===

RESTAURANT FRANCHISING ACTIVITY
IHOP-developed..............................................         12            15            20            24
Investor and conversion programs............................          2             2             3             4
Rehabilitated and refranchised..............................          2             1             5             1
                                                                    ---           ---           ---           ---
  Total restaurants franchised..............................         16            18            28            29
Reacquired by IHOP..........................................         (3)           (2)           (6)           (8)
Closed......................................................         (2)           (2)           (3)           (5)
                                                                    ---           ---           ---           ---
  Net addition..............................................         11            14            19            16
                                                                    ===           ===           ===           ===

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

    Our quarterly results are subject to seasonal fluctuation. The mix and number of restaurants franchised affect revenues from sales of franchises and equipment and their associated costs of sales. We franchise four kinds of restaurants: restaurants newly developed by IHOP, restaurants developed by franchisees, restaurants developed by area licensees and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, and have little if any associated cost of sales. Equipment for newly developed IHOP restaurants generally sells for approximately $300,000 and has little or no profit margin. Franchise rights for restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale. Area license rights are occasionally granted in return for a one-time development fee that is recognized ratably as restaurants are developed in the area. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $350,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings, the condition of reacquired franchise locations and the availability of qualified franchisees. The timing of new restaurant openings is affected by a variety of real estate construction issues including obtaining regulatory approvals and weather conditions. As a consequence of the foregoing factors, the results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

SYSTEM-WIDE RETAIL SALES

    System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and company-operated restaurants. System-wide retail sales grew $30,200,000 or 10.8% in the second quarter of 2000 and $59,389,000 or 10.8% in the first six months of 2000. Growth in the number of effective restaurants and increases in average sales per effective unit caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period adjusted to account for restaurants in operation for only a portion of the period. Effective restaurants grew by 65 or 7.7% in the second quarter of 2000 and by 68 or 8.1% in the first six months of 2000 due to new restaurant development. Newly developed restaurants generally have seating and sales above the system-wide averages. System-wide average sales per effective restaurant grew 3.0% in the second quarter of 2000 and 2.6% in the first six months of 2000. Management continues to pursue growth in sales through new restaurant development, advertising and marketing efforts, improvements in customer service and operations, and remodeling of existing restaurants.

FRANCHISE OPERATIONS

    Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest. Franchise operations revenues were 64.3% of total revenues in the second quarter of 2000 and 64.8% of total revenues in the first six months of 2000. Franchise operations revenues grew $4,955,000 or 12.3% in the second quarter of 2000 and $10,008,000 or 12.5% in the first six months of 2000. An increase in the number of effective franchise restaurants coupled with higher average sales per franchise restaurant caused the growth in franchise operations revenues. Effective franchise restaurants grew 65 or 10.4% in the second quarter of 2000 and 62 or 10.0% in the first six months of 2000. Average sales per effective franchise restaurant grew 1.6% in the second quarter of 2000 and 1.5% in the first six months of 2000.

    Franchise operations costs and expenses include rent, advertising, the cost of sales of proprietary products and other direct costs associated with franchise operations. Franchise operations costs and expenses increased $1,607,000 or 9.9% in the second quarter of 2000 and $3,227,000 or 10.0% in the first six months of 2000. Increases in franchise operations costs were generally in line with the growth in franchise operations revenue.

    Franchise operations margin is equal to franchise operations revenues less franchise operations costs and expenses. Franchise operations margin increased $3,348,000 to $27,463,000 in the second quarter of 2000 and $6,781,000 to
$54,408,000 in the first six months of 2000. Franchise operations margin was 60.7% and 60.5% of franchise operations revenues in the second quarter and first six months of 2000, respectively, compared with 59.9% and 59.6% in the same periods in the prior year. Increased royalty income and increased interest income associated with IHOP's financing of sales of franchises and equipment to its franchisees were primarily responsible for the improvement in franchise operations margin in 2000.

SALES OF FRANCHISES AND EQUIPMENT

    Sales of franchises and equipment were 12.0% of total revenues in the second quarter of 2000 and 10.4% of total revenues in the first six months of 2000. Sales of franchises and equipment decreased $802,000 or 8.7% in the second quarter of 2000 and $536,000 or 3.6% in the first six months of 2000. A decrease in the number of restaurants franchised was the primary cause of the decrease in sales of franchises and equipment. IHOP franchised 16 and 28 restaurants in the second quarter and first six months of 2000, respectively, compared with 18 and 29 in the same periods in the prior year.

    Cost of sales of franchises and equipment increased $116,000 or 2.2% in the second quarter of 2000 and $653,000 or 7.2% in the first six months of 2000. The increase was primarily due to the sale of more rehabilitated and refranchised restaurants in the second quarter and the first six months of 2000 compared with the same periods in the prior year.

    Margin on sales of franchises and equipment is equal to sales of franchises and equipment less the cost of sales of franchises and equipment. Margin on sales of franchises and equipment decreased $918,000 to $2,966,000 in the second quarter of 2000 and decreased $1,189,000 to $4,661,000 in the first six months of 2000. Margin on sales of franchises and equipment was 35.2% and 32.4% in the second quarter and first six months of 2000, respectively, compared with 42.1% and 39.2% in the same periods in the prior year.

COMPANY OPERATIONS

    Company operations revenues are sales to customers at restaurants operated by IHOP. Company operations revenues were 23.7% of total revenues in the second quarter of 2000 and 24.8% of total revenues in the first six months of 2000. Company operations revenues decreased $1,363,000 or 7.6% in the second quarter of 2000 and increased $402,000 or 1.2% in the first six months of 2000. Changes in the number of effective IHOP-operated restaurants in each period were primarily responsible for the changes in revenues. Effective IHOP-operated restaurants decreased by four or 5.3% in the second quarter of 2000 and increased by two or 2.8% in the first six months of 2000. Average sales per effective IHOP-operated restaurant decreased 2.1% in the second quarter of 2000 and 1.7% in the first six months of 2000.

    Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs decreased $1,086,000 or 6.4% in the second quarter of 2000 and increased $651,000 or 2.0% in the first six months of 2000. As certain costs are variable in nature, the decrease or increase in company operations costs were generally in line with the decrease or increase in company operations revenues.

    Company operations margin is equal to company operations revenues less company operations costs and expenses. Company operations margin declined $277,000 to $719,000 in the second quarter of 2000 and $249,000 to $1,571,000 in the first six months of 2000. Company operations margin was 4.3% and 4.6% of company operations revenues in the second quarter and first six months of 2000, respectively, compared with 5.5% and 5.3% in the same periods in the prior year. Decreasing average sales per restaurant combined with the existence of certain fixed costs resulted in the decrease in margins of company operations.

OTHER COSTS AND EXPENSES

    Field, corporate and administrative costs and expenses increased $691,000 or 7.8% and $647,000 or 3.8% in the second quarter and first six months of 2000, respectively, compared with the same periods in the prior year. The increase was primarily caused by higher compensation expenses in the second quarter and first six months of 2000 compared with the same periods in the prior year. Field, corporate and administrative costs were 3.1% and 2.9% of system-wide sales in the second quarter and first six months of 2000, respectively, compared with 3.2% and 3.1% in the same periods in the prior year.

    Depreciation and amortization expense increased $262,000 or 8.5% and $560,000 or 9.2% in the second quarter and first six months of 2000, respectively. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our ongoing restaurant development program.

    Interest expense increased $832,000 or 19.0% and $1,975,000 or 22.3% in the second quarter and first six months of 2000, respectively. The increases were due to interest associated with new capital leases that were partially offset by reductions in interest on our senior notes due 2002 as the principal balance is paid down.

BALANCE SHEET ACCOUNTS

    Balances of property and equipment, net at June 30, 2000, increased $19,774,000 or 11.1% from December 31, 1999 primarily due to new restaurant development.

LIQUIDITY AND CAPITAL RESOURCES

    We invest in our business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older company-operated restaurants. Also, the company began repurchasing shares of its common stock in 2000.

    In 2000 IHOP and its franchisees and area licensees forecast developing and opening approximately 75 to 85 restaurants. Included in that number are the development of 65 to 70 new restaurants by us and the development of 10 to 15 restaurants by our franchisees and area licensees. Capital expenditure projections for 2000, which include our portion of the above development program, are approximately $80 to $90 million. In November 2000 the fifth annual installment of $4.6 million in principal becomes due on our senior notes due 2002 and the first annual installment of $3.8 million in principal becomes due on our senior notes due 2008. We expect that funds from operations, sale and leaseback arrangements (estimated to be about $30 to $35 million) and our $20 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures, our principal repayment on our senior notes and any further stock repurchases in 2000. At June 30, 2000, $20 million was available to be borrowed under our unsecured bank revolving credit agreement.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The annual meeting of shareholders (the "Meeting") was held on May 16, 2000. Shareholders voted in person or by proxy for the following purposes.

    (a) Shareholders voted to elect three Class II directors, each to serve for a term of three years, as follows:

NOMINEE                                              VOTES FOR    VOTES WITHHELD
-------                                              ----------   --------------
H. Frederick Christie..............................  18,489,713       64,600
Richard K. Herzer..................................  18,491,717       62,596
Patrick W. Rose....................................  18,490,843       63,470

    There were no abstentions or broker non-votes. Directors whose terms of office continued after the meeting were Frank Edelstein, Michael S. Gordon, Neven C. Hulsey, Larry Alan Kay, Dennis M. Leifheit, and Caroline W. Nahas.

    (b) Shareholders voted to approve and ratify the appointment of PricewaterhouseCoopers L.L.P as the Company's independent accountants for the year ending December 31, 2000. 18,529,896 shares were voted for this proposal, 18,787 were voted against, there were 5,540 abstentions and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        3.1   Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to
                IHOP Corp.'s Form 10-K for the fiscal year ended
                December 31, 1997 (the "1997 Form 10-K") is hereby incorporated by reference).

        3.2   Bylaws of IHOP Corp. (Exhibit 3.2 to IHOP Corp.'s 1997
                Form 10-K is hereby incorporated by reference).

        10.1 Employment agreement between IHOP Corp. and Robin L. Elledge effective April 1, 2000.

        11.0  Statement Regarding Computation of Per Share Earnings.

        27.0  Financial Data Schedule.

    (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       IHOP CORP.
                                                       (Registrant)

                    July 27, 2000                      BY:  /s/ RICHARD K. HERZER
                    ------------                            ---------------------------------------
                       (Date)                               CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                            CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                                            EXECUTIVE OFFICER)

                    July 27, 2000                      BY:  /s/ ALAN S. UNGER
                    ------------                            ---------------------------------------
                       (Date)                               V.P.--FINANCE, TREASURER AND CHIEF
                                                            FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                                            OFFICER)