Form 10-Q
period 2000-09-30
IHOP CORP
filed 2000-10-31
CIK 49754

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

               For the Quarterly Period Ended September 30, 2000
                                       or

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         Commission File Number 0-8360

                            ------------------------

                                   IHOP CORP.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                95-3038279
 (State or other jurisdiction          (IRS Employer Identification No.)
              of
incorporation or organization)

           450 NORTH BRAND BOULEVARD, GLENDALE, CALIFORNIA 91203-1903
              (Address of principal executive offices) (Zip Code)
                                 (818) 240-6055
              (Registrant's telephone number, including area code)

                           525 North Brand Boulevard,
                        Glendale, California 91203-1903
                                (Former Address)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                       OUTSTANDING AS OF SEPTEMBER 30, 2000
----------------------------        ------------------------------------------
Common Stock, $.01 par value                        20,008,341

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IHOP CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets
  Cash and cash equivalents.................................    $    741        $  4,176
  Receivables...............................................      33,575          35,335
  Reacquired franchises and equipment held for sale, net....       3,008           2,842
  Inventories...............................................         817           1,223
  Prepaid expenses..........................................       4,545           4,309
                                                                --------        --------
    Total current assets....................................      42,686          47,885
                                                                --------        --------
Long-term receivables.......................................     275,898         265,983
Property and equipment, net.................................     210,181         177,743
Reacquired franchises and equipment held for sale, net......      17,046          16,102
Excess of costs over net assets acquired, net...............      11,303          11,625
Other assets................................................         984           1,064
                                                                --------        --------
    Total assets............................................    $558,098        $520,402
                                                                ========        ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt......................    $  8,974        $  8,956
  Accounts payable..........................................      17,368          18,016
  Accrued employee compensation and benefits................       6,761           7,804
  Other accrued expenses....................................       8,250           5,896
  Deferred income taxes.....................................       3,596           3,833
  Capital lease obligations.................................       1,874           1,682
                                                                --------        --------
    Total current liabilities...............................      46,823          46,187
                                                                --------        --------
Long-term debt..............................................      49,613          41,218
Deferred income taxes.......................................      43,569          39,768
Capital lease obligations and other.........................     167,870         166,749
Shareholders' equity
  Preferred stock, $1 par value, 10,000,000 shares
    authorized; none issued.................................          --              --
  Common stock, $.01 par value, 40,000,000 shares authorized
    (September 30, 2000, 20,197,313 shares issued and
    20,008,341 shares outstanding; December 31, 1999,
    20,117,314 shares issued and outstanding)...............         202             201
  Additional paid-in capital................................      67,904          66,485
  Retained earnings.........................................     183,896         158,294
  Treasury stock, at cost (September 30, 2000, 188,972
  shares; December 31, 1999, none)..........................      (2,986)             --
  Contribution to ESOP......................................       1,207           1,500
                                                                --------        --------
    Total shareholders' equity..............................     250,223         226,480
                                                                --------        --------
    Total liabilities and shareholders' equity..............    $558,098        $520,402
                                                                ========        ========

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                      -------------------      -------------------
                                                        2000       1999          2000       1999
                                                      --------   --------      --------   --------
Revenues
  Franchise operations
    Rent............................................  $13,144    $11,457       $ 37,562   $ 33,899
    Service fees and other..........................   33,863     30,176         99,324     87,605
                                                      -------    -------       --------   --------
                                                       47,007     41,633        136,886    121,504
  Sale of franchises and equipment..................   12,675     12,114         27,077     27,052
  Company operations................................   18,985     18,271         53,414     52,298
                                                      -------    -------       --------   --------
      Total revenues................................   78,667     72,018        217,377    200,854
                                                      -------    -------       --------   --------
Costs and Expenses
  Franchise operations
    Rent............................................    7,018      5,939         20,123     17,533
    Other direct costs..............................   11,415     10,234         33,781     30,884
                                                      -------    -------       --------   --------
                                                       18,433     16,173         53,904     48,417
  Cost of sales of franchises and equipment.........    7,800      7,586         17,541     16,674
  Company operations................................   18,036     17,366         50,894     49,573
  Field, corporate and administrative...............    8,856      8,848         26,665     26,010
  Depreciation and amortization.....................    3,398      3,153         10,050      9,245
  Interest..........................................    5,364      4,869         16,185     13,715
  Other (income) and expense, net...................      391        (29)           508       (307)
                                                      -------    -------       --------   --------
      Total costs and expenses......................   62,278     57,966        175,747    163,327
                                                      -------    -------       --------   --------
Income before income taxes..........................   16,389     14,052         41,630     37,527
Provision for income taxes..........................    6,310      5,411         16,028     14,449
                                                      -------    -------       --------   --------
      Net income....................................  $10,079    $ 8,641       $ 25,602   $ 23,078
                                                      =======    =======       ========   ========
Net Income Per Share
  Basic.............................................  $  0.50    $  0.43       $   1.28   $   1.16
                                                      =======    =======       ========   ========
  Diluted...........................................  $  0.50    $  0.42       $   1.27   $   1.13
                                                      =======    =======       ========   ========
Weighted Average Shares Outstanding
  Basic.............................................   20,004     20,068         20,019     19,940
                                                      =======    =======       ========   ========
  Diluted...........................................   20,268     20,496         20,238     20,364
                                                      =======    =======       ========   ========

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
Cash flows from operating activities
  Net income................................................  $ 25,602      $ 23,078
  Adjustments to reconcile net income to cash provided by
    operating activities
    Depreciation and amortization...........................    10,050         9,245
    Deferred taxes..........................................     3,564         4,237
    Contribution to ESOP....................................     1,207         1,084
    Change in current assets and liabilities
      Accounts receivable...................................     1,947           774
      Inventories...........................................       406           (16)
      Prepaid expenses......................................      (236)         (342)
      Accounts payable......................................      (648)       (7,392)
      Accrued employee compensation and benefits............    (1,043)        1,299
      Other accrued expenses................................     2,354         2,662
      Other, net............................................     4,038           269
                                                              --------      --------
        Cash provided by operating activities...............    47,241        34,898
                                                              --------      --------

Cash flows from investing activities
  Additions to property and equipment.......................   (70,860)      (54,269)
  Additions to notes........................................    (8,638)       (9,414)
  Principal receipts from notes and equipment contracts
    receivable..............................................     9,136         8,174
  Additions to reacquired franchises held for sale..........    (1,280)         (929)
                                                              --------      --------
    Cash used by investing activities.......................   (71,642)      (56,438)
                                                              --------      --------

Cash flows from financing activities
  Proceeds from issuance of long-term debt, including
    revolving line of credit................................     8,803         3,372
  Proceeds from sale and lease back arrangements............    16,625        17,684
  Repayment of long-term debt, including revolving line of
    credit..................................................      (390)       (3,285)
  Principal payments on capital lease obligations...........    (1,006)         (795)
  Treasury stock transactions...............................    (4,447)           --
  Exercise of stock options.................................     1,381         4,882
                                                              --------      --------
    Cash provided by financing activities...................    20,966        21,858
                                                              --------      --------
Net change in cash and cash equivalents.....................    (3,435)          318

Cash and cash equivalents at beginning of period............     4,176         2,294
                                                              --------      --------
    Cash and cash equivalents at end of period..............  $    741      $  2,612
                                                              ========      ========
Supplemental disclosures
  Interest paid, net of capitalized amounts.................  $ 15,235      $ 12,536
  Income taxes paid.........................................    12,470        10,315
  Capital lease obligations incurred........................     2,017        29,958

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL--The accompanying, unaudited, consolidated financial statements for the three months and nine months ended September 30, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP") are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 1999, has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

2. Certain reclassifications have been made to prior year information to conform to the current year presentation.

3. SEGMENTS--IHOP identifies its operating segments based on the organizational units used by management to monitor performance and make operating decisions. The Franchise Operations segment includes restaurants operated by franchisees and area licensees in the United States, Canada, and Japan. The Company Operations segment includes company-operated restaurants in the United States. We measure segment profit as operating income, which is defined as income before field, corporate and administrative expense, interest expense, and income taxes. Information on segments and a reconciliation to income before income taxes are as follows:

                                                                    SALES OF      CONSOLIDATING
                                        FRANCHISE     COMPANY      FRANCHISES      ADJUSTMENTS    CONSOLIDATED
                                        OPERATIONS   OPERATIONS   AND EQUIPMENT     AND OTHER        TOTAL
                                        ----------   ----------   -------------   -------------   ------------
                                                                    (IN THOUSANDS)
                                                                     (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers.....    $ 47,007      $18,985       $12,675         $    --        $ 78,667
Intercompany real estate charges
  (revenues).........................       1,741          186            --          (1,927)             --
Depreciation and amortization........       1,016        1,065            --           1,317           3,398
Operating income (loss)..............      21,416         (850)        4,875           5,168          30,609
Field, corporate and administrative
  expenses...........................                                                                  8,856
Interest expense.....................                                                                  5,364
Income before income taxes...........                                                                 16,389
Additions to long-lived assets.......      17,402        4,036         1,450          11,949          34,837
Total assets.........................     406,125       51,677        20,054          80,242         558,098
THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers.....    $ 41,633      $18,271       $12,114         $    --        $ 72,018
Intercompany real estate charges
  (revenues).........................       1,502          167            --          (1,669)             --
Depreciation and amortization........         917        1,001            --           1,235           3,153
Operating income (loss)..............      19,331         (770)        4,528           4,680          27,769
Field, corporate and administrative
  expenses...........................                                                                  8,848
Interest expense.....................                                                                  4,869
Income before income taxes...........                                                                 14,052
Additions to long-lived assets.......       8,915        1,837            79           5,150          15,981
Total assets.........................     351,616       49,938        17,747          71,424         490,725

                          IHOP CORP. AND SUBSIDIARIES

                                                                    SALES OF      CONSOLIDATING
                                        FRANCHISE     COMPANY      FRANCHISES      ADJUSTMENTS    CONSOLIDATED
                                        OPERATIONS   OPERATIONS   AND EQUIPMENT     AND OTHER        TOTAL
                                        ----------   ----------   -------------   -------------   ------------
                                                                    (IN THOUSANDS)
                                                                     (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers.....    $136,886      $53,414       $27,077         $    --        $217,377
Intercompany real estate charges
  (revenues).........................       4,898          501            --          (5,399)             --
Depreciation and amortization........       3,083        3,087            --           3,880          10,050
Operating income (loss)..............      62,004       (2,751)        9,536          15,691          84,480
Field, corporate and administrative
  expenses...........................                                                                 26,665
Interest expense.....................                                                                 16,185
Income before income taxes...........                                                                 41,630
Additions to long-lived assets.......      42,890        8,536         2,647          19,434          73,507
Total assets.........................     406,125       51,677        20,054          80,242         558,098
NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers.....    $121,504      $52,298       $27,052         $    --        $200,854
Intercompany real estate charges
  (revenues).........................       4,320          422            --          (4,742)             --
Depreciation and amortization........       2,808        2,930            --           3,507           9,245
Operating income (loss)..............      55,724       (2,118)       10,378          13,268          77,252
Field, corporate and administrative
  expenses...........................                                                                 26,010
Interest expense.....................                                                                 13,715
Income before income taxes...........                                                                 37,527
Additions to long-lived assets.......      35,606        4,119           929          14,544          55,198
Total assets.........................     351,616       49,938        17,747          71,424         490,725

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain operating data for IHOP restaurants:

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                ----------------------      ----------------------
                                                  2000          1999          2000          1999
                                                --------      --------      --------      --------
                                                              (DOLLARS IN THOUSANDS)
                                                                   (UNAUDITED)
Restaurant Data
  Effective restaurants(a)
    Franchise.................................       698           644           689           630
    Company...................................        77            75            75            73
    Area license..............................       151           149           150           147
                                                --------      --------      --------      --------
        Total.................................       926           868           914           850
                                                ========      ========      ========      ========
System-wide
  Sales(b)....................................  $321,546      $289,644      $929,031      $837,740
    Percent increase..........................      11.0%         10.9%         10.9%         10.4%
  Average sales per effective restaurant......  $    347      $    334      $  1,016      $    986
    Percent increase..........................       3.9%          3.1%          3.0%          3.2%
  Comparable average sales per
  restaurant(c)...............................  $    365      $    351      $  1,068      $  1,031
    Percent increase..........................       1.6%          0.6%          0.9%          1.1%
Franchise
  Sales.......................................  $265,867      $236,994      $765,423      $684,067
    Percent increase..........................      12.2%         12.0%         11.9%         13.1%
  Average sales per effective restaurant......  $    381      $    368      $  1,111      $  1,086
    Percent increase..........................       3.5%          2.5%          2.3%          3.4%
  Comparable average sales per
  restaurant(c)...............................  $    378      $    363      $  1,105      $  1,067
    Percent increase..........................       1.9%          0.5%          1.1%          1.0%
Company
  Sales.......................................  $ 18,985      $ 18,271      $ 53,414      $ 52,298
    Percent change............................       3.9%          8.4%          2.1%         (1.1)%
  Average sales per effective restaurant......  $    247      $    244      $    712      $    716
    Percent change............................       1.2%          4.3%         (0.6)%        0.1%
Area License
  Sales.......................................  $ 36,694      $ 34,379      $110,194      $101,375
    Percent increase..........................       6.7%          5.0%          8.7%          0.2%
  Average sales per effective restaurant......  $    243      $    231      $    735      $    690
    Percent change............................       5.2%          3.1%          6.5%         (1.1)%

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

    The following table summarizes IHOP's restaurant development and franchising activity:

                                                                   THREE MONTHS                NINE MONTHS
                                                                      ENDED                       ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                              ----------------------      ----------------------
                                                                2000          1999          2000          1999
                                                              --------      --------      --------      --------
                                                                                 (UNAUDITED)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP--beginning of period...................................    923           864           903           835
  New openings
    IHOP-developed..........................................     23            18            45            45
    Investor and conversion programs........................      6             1             9             5
    Area license............................................     --             1             4             4
                                                                ---           ---           ---           ---
  Total new openings........................................     29            20            58            54
  Closings
    Company and franchise...................................     (5)           (1)          (13)           (6)
    Area license............................................     (1)           --            (2)           --
                                                                ---           ---           ---           ---
IHOP--end of period.........................................    946           883           946           883
                                                                ===           ===           ===           ===
Summary--end of period
  Franchise.................................................    717           660           717           660
  Company...................................................     78            74            78            74
  Area license..............................................    151           149           151           149
                                                                ---           ---           ---           ---
    Total IHOP..............................................    946           883           946           883
                                                                ===           ===           ===           ===
RESTAURANT FRANCHISING ACTIVITY
IHOP-developed..............................................     20            18            40            42
Investor and conversion programs............................      6             1             9             5
Rehabilitated and refranchised..............................      1             3             6             4
                                                                ---           ---           ---           ---
  Total restaurants franchised..............................     27            22            55            51
Reacquired by IHOP..........................................     (3)           (2)           (9)          (10)
Closed......................................................     (4)           --            (7)           (5)
                                                                ---           ---           ---           ---
  Net addition..............................................     20            20            39            36
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

    Our quarterly results are subject to seasonal fluctuation. The mix and number of restaurants franchised affect revenues from sales of franchises and equipment and their associated costs of sales. We franchise four kinds of restaurants: restaurants newly developed by IHOP, restaurants developed by franchisees, restaurants developed by area licensees and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $350,000, and have little if any associated cost of sales. Equipment for newly developed IHOP restaurants generally sells for approximately $300,000 and has little or no profit margin. Franchise rights for restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale. Area license rights are occasionally granted in return for a one-time development fee that is recognized ratably as restaurants are developed in the area. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $350,000, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings, the condition of reacquired franchise locations and the availability of qualified franchisees. The timing of new restaurant openings is affected by a variety of real estate construction issues including obtaining regulatory approvals and weather conditions. As a consequence of the foregoing factors, the results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

SYSTEM-WIDE RETAIL SALES

    System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and company-operated restaurants. System-wide retail sales grew $31,902,000 or 11.0% in the third quarter of 2000 and $91,291,000 or 10.9% in the first nine months of 2000. Growth in the number of effective restaurants and increases in average sales per effective unit caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period adjusted to account for restaurants in operation for only a portion of the period. The number of effective restaurants grew by 58 or 6.7% in the third quarter of 2000 and by 64 or 7.5% in the first nine months of 2000 due to new restaurant development. Newly developed restaurants generally have seating and sales above the system-wide averages. System-wide average sales per effective restaurant grew 3.9% in the third quarter of 2000 and 3.0% in the first nine months of 2000. Management continues to pursue growth in sales through new restaurant development, advertising and marketing efforts, improvements in customer service and operations, and remodeling of existing restaurants.

FRANCHISE OPERATIONS

    Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees, and interest. Franchise operations revenues were 59.8% of total revenues in the third quarter of 2000 and 63.0% in the first nine months of 2000. Franchise operations revenues grew $5,374,000 or 12.9% in the third quarter of 2000 and $15,382,000 or 12.7% in the first nine months of 2000. An increase in the number of effective franchise restaurants coupled with higher average sales per franchise restaurant caused the growth in franchise operations revenues. The number of effective franchise restaurants grew by 54 or 8.4% in the third quarter of 2000 and 59 or 9.4% in the first nine months of 2000. Average sales per effective franchise restaurant grew 3.5% in the third quarter of 2000 and 2.3% in the first nine months of 2000.

    Franchise operations costs and expenses include rent, advertising, the cost of sales of proprietary products and other direct costs associated with franchise operations. Franchise operations costs and expenses increased $2,260,000 or 14.0% in the third quarter of 2000 and $5,487,000 or 11.3% in the first nine months of 2000.

    Franchise operations margin is equal to franchise operations revenues less franchise operations costs and expenses. Franchise operations margin increased $3,114,000 to $28,574,000 in the third quarter of 2000 and $9,895,000 to
$82,982,000 in the first nine months of 2000. Franchise operations margin was 60.8% and 60.6% of franchise operations revenues in the third quarter and first nine months of 2000, respectively, compared with 61.2% and 60.2% in the same periods in the prior year. The change in margin for the third quarter was primarily due to the decrease in rent margin due to an increase in the number of operating leases. The increase in margin for the first nine months of 2000 was primarily due to increased royalty income and increased interest income associated with the Company's financing of sales of franchises and equipment to its franchisees.

SALES OF FRANCHISES AND EQUIPMENT

    Sales of franchises and equipment were 16.1% of total revenues in the third quarter of 2000 and 12.5% of total revenues in the first nine months of 2000. Sales of franchises and equipment increased $561,000 or 4.6% in the third quarter of 2000 and $25,000 or 0.1% in the first nine months of 2000. An increase in the number of restaurants franchised was the primary cause of the increase in sales of franchises and equipment. IHOP franchised 27 and 55 restaurants in the third quarter and first nine months of 2000, respectively, compared with 22 and 51 in the same periods in the prior year.

    Cost of sales of franchises and equipment increased $214,000 or 2.8% in the third quarter of 2000 and $867,000 or 5.2% in the first nine months of 2000. The increase was primarily due to the sale of more restaurants in the third quarter and the first nine months of 2000 compared with the same periods in the prior year.

    Margin on sales of franchises and equipment is equal to sales of franchises and equipment less the cost of sales of franchises and equipment. Margin on sales of franchises and equipment increased $347,000 to $4,875,000 in the third quarter of 2000 and decreased $842,000 to $9,536,000 in the first nine months of 2000. Margin on sales of franchises and equipment was 38.5% and 35.2% in the third quarter and first nine months of 2000, respectively, compared with 37.4% and 38.4% in the same periods in the prior year. The margin in the third quarter was positively impacted by the franchising of more company developed and investor program restaurants in the third quarter of 2000 compared with the same period in the prior year. The margin in the first nine months was negatively impacted by the franchising of more rehabilitated restaurants in the first nine months of 2000 compared with the same period in the prior year.

COMPANY OPERATIONS

    Company operations revenues are sales to customers at restaurants operated by IHOP. Company operations revenues were 24.1% of total revenues in the third quarter of 2000 and 24.6% of total revenues in the first nine months of 2000. Company operations revenues increased $714,000 or 3.9% in the third quarter of 2000 and increased $1,116,000 or 2.1% in the first nine months of 2000. Increases in the number of effective IHOP-operated restaurants in each period were primarily responsible for the changes in revenues. The number of effective IHOP-operated restaurants increased by 2 or 2.7% in the third quarter and the first nine months of 2000. Average sales per effective IHOP-operated restaurant increased 1.2% in the third quarter of 2000 and decreased 0.6% in the first nine months of 2000.

    Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs increased $670,000 or 3.9% in the third quarter of 2000 and increased

$1,321,000 or 2.7% in the first nine months of 2000. Company operations costs were affected by increases in the number of effective restaurants and labor costs.

    Company operations margin is equal to company operations revenues less company operations costs and expenses. Company operations margin increased $44,000 to $949,000 in the third quarter of 2000 and declined $205,000 to $2,520,000 in the first nine months of 2000. Company operations margin was 5.0% and 4.7% of company operations revenues in the third quarter and first nine months of 2000, respectively, compared with 5.0% and 5.2% in the same periods in the prior year. The decline in margin for the first nine months of 2000 was primarily the result of the decrease in average sales per effective IHOP-operated restaurant.

OTHER COSTS AND EXPENSES

    Field, corporate and administrative costs and expenses increased $8,000 or 0.1% and $655,000 or 2.5% in the third quarter and first nine months of 2000, respectively, compared with the same periods in the prior year. The increase was primarily caused by higher compensation expenses in the third quarter and first nine months of 2000 compared with the same periods in the prior year. The higher compensation expenses were offset primarily by lower professional service expenses. Field, corporate and administrative costs were 2.8% and 2.9% of system-wide sales in the third quarter and first nine months of 2000, respectively, compared with 3.1% in the same periods in the prior year.

    Depreciation and amortization expense increased $245,000 or 7.8% and $805,000 or 8.7% in the third quarter and first nine months of 2000, respectively. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our ongoing restaurant development program.

    Interest expense increased $495,000 or 10.2% and $2,470,000 or 18.0% in the third quarter and first nine months of 2000, respectively. The increases were due to interest associated with new capital leases that were partially offset by reductions in interest on our senior notes due 2002 as the principal balance is paid down.

BALANCE SHEET ACCOUNTS

    The balance of property and equipment, net at September 30, 2000, increased $32,438,000 or 18.2% from December 31, 1999 primarily due to new restaurant development.

    The balance of long-term receivables at September 30, 2000, increased $9,915,000 or 3.7% over that of the prior year-end primarily due to IHOP's financing activities associated with the sale of franchises and equipment.

    The balance of long-term debt at September 30, 2000, increased over that of the prior year-end primarily due to an increase in the balance of our unsecured bank revolving line of credit.

LIQUIDITY AND CAPITAL RESOURCES

    The Company invests in its business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older company-operated restaurants. Also, the Company began repurchasing shares of its common stock in 2000. As of September 30, 2000, the Company has repurchased 289,390 shares of its common stock.

    In 2000, IHOP and its franchisees and area licensees forecast developing and opening approximately 75 to 85 restaurants. Included in that number are the development of 65 to 70 new restaurants by us and the development of 10 to 15 restaurants by our franchisees and area licensees. Capital expenditure projections for 2000, which include our portion of the above development program, are approximately $80 to $90 million. In November 2000, the fifth annual installment of $4.6 million in principal becomes due on our senior notes due 2002 and the first annual installment of $3.8 million in principal becomes due on our senior notes due 2008. The Company expects that funds from operations, sale and leaseback arrangements (estimated to be about $30 to $35 million) and our $20 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures, our principal repayment on our senior notes and any further stock repurchases in 2000. At September 30, 2000, $11.3 million was available to be borrowed under the Company's unsecured bank revolving credit agreement. In October 2000, the Company closed on approximately $17 million in sale leaseback transactions. The sale leaseback transactions increased the amount available under the Company's unsecured bank revolving credit agreement to $20 million.

PART II: OTHER INFORMATION

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

                  3.2      Bylaws of IHOP Corp. (Exhibit 3.2 to IHOP Corp.'s 1997 Form
                           10-K is hereby incorporated by reference).

                 11.0      Statement Regarding Computation of Per Share Earnings.

                 27.0      Financial Data Schedule.

    (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               IHOP CORP.
                               (Registrant)

           October 31, 2000              BY:  /s/ RICHARD K. HERZER
    -------------------------------             ----------------------------------------------
                (Date)                          CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

           October 31, 2000              BY:  /s/ ALAN S. UNGER
    -------------------------------             ----------------------------------------------
                (Date)                          V.P.--FINANCE, TREASURER AND CHIEF FINANCIAL
                                                OFFICER (PRINCIPAL FINANCIAL OFFICER)