Form 10-K405
period 2000-12-31
IHOP CORP
filed 2001-03-08
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000	Commission file number 0-8360

IHOP CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3038279 (I.R.S. Employer Identification No.)
450 North Brand Boulevard, Glendale, California (Address of principal executive offices)	91203-2306 (Zip Code)

Registrant's telephone number, including area code: (818) 240-6055

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange, Inc.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2001. $391 million

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2001
Common Stock, $.01 par value	20,021,340

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on Tuesday, May 16, 2001, (the "2001 Proxy Statement") are incorporated by reference into Part III.

PART I

General Development of Business

Item 1.  Business.

    IHOP Corp. and its subsidiaries ("IHOP" or the "Company") develop, operate and franchise International House of Pancakes restaurants, one of America's best-known, national, family restaurant chains. At December 31, 2000, there were 968 IHOP restaurants. Franchisees operated 747 of these restaurants, area licensees operated 150 restaurants, and IHOP operated 71 restaurants. Franchisees and area licensees are independent third parties who operate their restaurants under legal agreements with IHOP. IHOP restaurants are located in 41 states, Canada and Japan.

    IHOP Corp. was incorporated under the laws of the State of Delaware in 1976. In July 1991, we completed an initial public offering of common stock. There were no significant changes to our corporate structure during 2000, and no material changes to our methods of conducting business.

Financial Information about Industry Segments

    IHOP is engaged in the development, operation and franchising of International House of Pancakes restaurants primarily in the United States. Information about our revenues, operating profits and assets is contained in Part II, Item 6 of this Annual Report on Form 10-K.

Narrative Description of Business

    IHOP restaurants feature table service and moderately priced, high-quality food and beverage items in an attractive and comfortable atmosphere. Although the restaurants are best known for their award-winning pancakes, omelettes and other breakfast specialties, IHOP restaurants offer a broad array of lunch, dinner and snack items as well. They are open throughout the day and evening hours, and some operate 24 hours a day.

    Franchisees and area licensees operate more than 90% of IHOP restaurants. Our approach to franchising is founded on the franchisees' active involvement in the day-to-day operations of their respective restaurants. We are selective in granting franchises and we prefer to franchise to those who intend to be active in the management of their restaurant(s), rather than to passive investors or investment groups. We believe that they provide a quality of management and dedication that, in our view, is generally unmatched by salaried employees or absentee owners.

    IHOP develops most new restaurants prior to franchising them. When the restaurant is franchised, we then become the franchisee's landlord. This landlord/tenant relationship provides us with enhanced profits and greater control over our franchise system. Some franchisees develop their own IHOP restaurants under our Investor and Conversion Programs for franchisees. In those instances, IHOP approves the site for development but does not contribute capital or become the franchisee's landlord. Area licensees located in Japan, Canada and Florida operate 15% of IHOP restaurants. We provide support to these area licensees, but we are not actively involved in developing new restaurants in these areas.

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

Restaurant Development

    New restaurants are developed after a stringent site selection process supervised by our senior management. In 2000, we developed 70 new restaurants and our franchisees and area licensees developed an additional 14 new restaurants.

    We intend to continue to add restaurants to the IHOP system primarily by developing new restaurants in major markets where we already have a core customer base. We believe that concentrating growth in existing markets allows us to achieve economies of scale in our supervisory and advertising functions. At times, we acquire existing restaurants and convert them to IHOP restaurants.

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

    Our development involves obtaining rights to land either through a purchase of fee property, or through ground or "build to suit" leases. A "build to suit" lease is one in which the landlord provides the capital to construct and equip the restaurant. Fee and ground lease properties are developed with our own capital. Some time after the restaurant is franchised and leased to the franchisee, the Company raises additional capital for further development, most often via sale and leaseback transactions involving the land and building on fee properties or leasehold improvements on ground leases. Timing of financing activities is dictated by cash flow requirements, not franchising activities. The mix of fee properties, ground leases and "build to suit" leases is not predictable. However, our recent experience has increasingly been to obtain rights to land via ground leases.

    In 2000, we built two general types of new restaurant buildings. The larger format restaurant is approximately 4,900 square feet in size and contains 176 seats. The second building type is designed for use in smaller, high-potential markets. It is approximately 4,000 square feet in size and seats about 132 people. We also purchased and converted existing buildings into IHOP restaurants. The square footage and number of seats in a restaurant conversion vary by location. In 2000, restaurant conversions averaged 156 seats per restaurant. Our older A-Frame style restaurants, which have not been built since 1985, contain approximately 3,000 square feet and about 100 seats. Of the 70 new IHOP restaurants we developed in 2000, 16 were the larger format building, 49 were the smaller format building and 5 were restaurant conversions.

    To the greatest extent possible, subject to local zoning restrictions, we continue to use our familiar signature blue color on the roof, awnings and other exterior decor of our restaurants.

    The table below sets forth our average development cost per restaurant in 2000. For leased restaurants the discounted present value of the lease and any additional sums paid to acquire the lease have been allocated to land, building and site improvements and other costs, as appropriate.

Average Per Restaurant
Land	$574,000
Building	763,000
Equipment	342,000
Site improvements and other costs	184,000

Total	$1,863,000

    New IHOP restaurants that opened in 1999 realized average sales of approximately $1,640,000 per restaurant in their first twelve full months of operations.

Franchising

    IHOP's approach to franchising is somewhat different from that of most of our franchising competitors in the foodservice industry. In most franchise systems, the franchisee is called upon to pay a modest initial fee to the franchisor. The franchisee then uses his/her own capital to acquire a site, build and equip the business and fund working capital needs. While we offer programs to certain experienced franchisees that allow them to fund the development of their own restaurants, typically approximately 85% of IHOP restaurants are developed directly by us.

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

    IHOP franchisees are predominantly owner/operators, not passive investors. The majority of franchisees own only one restaurant and only 17 franchisees currently own more than six restaurants. We believe that franchisees who are actively involved in the operation of their restaurants provide a quality of management and commitment to our guests that cannot be matched by salaried managers.

    A substantial majority of new restaurants are franchised to current franchisees or restaurant managers who already understand IHOP's approach to the restaurant business. In the past five years, sales to existing franchisees and IHOP employees, or to their immediate families, constituted approximately 90% of franchise sales transactions.

    An initial franchise fee of approximately $200,000 to $375,000 or more is generally required for a newly developed restaurant, depending on the site. The franchisee typically pays approximately 20% of the initial franchise fee in cash, and we finance the remaining amount over five to eight years. We also receive continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant's sales; (2) income from the leasing of the restaurant and related equipment; (3) revenue from the sale of certain proprietary products, primarily pancake mixes; (4) a local advertising fee equal to about 2% of the restaurant's sales, which is usually paid to a local advertising cooperative; and (5) a national advertising fee equal to 1% of the restaurant's sales. Franchise agreements for restaurants developed directly by franchisees under our Investor and Conversion Programs provide for an initial franchise fee of $50,000, revenue from the sale of certain proprietary products, and royalties and advertising fees as described above.

    We have entered into long-term area licensing agreements covering the state of Florida and the Southern-most counties of Georgia, the province of British Columbia, Canada and the nation of Japan. These agreements provide for royalties ranging from 0.5% to 2% of sales and advertising fees of 0.25% of sales except for Japan which does not pay advertising fees. We also derive revenue from the sale of proprietary products to these area licensees. We treat the revenues from our area licensees as franchise operations revenues for financial reporting purposes. Area licensing arrangements may be used in the future for domestic and/or international expansion.

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

    The IHOP menu offers a large selection of high-quality, moderately-priced products designed to appeal to a broad customer base. These include a wide variety of pancakes, waffles, omelettes and breakfast specialties, chicken, steak, sandwiches, salads and lunch and dinner specialties. Most IHOP restaurants offer special items for children and seniors at reduced prices. In recognition of local tastes, IHOP restaurants typically offer regional specialties that complement the IHOP core menu. Our Research and Development Department works together with franchisees and our Operations and Marketing Departments to continually develop new menu ideas. These new menu items are thoroughly evaluated in our test kitchen and in limited regional tests before being introduced throughout the system. The purpose of adding new items to our menu is to be responsive to our guests' needs and requests, and to keep the menu fresh and appealing to our customers.

    Training is ongoing at all IHOP restaurants. Prospective franchisees are required to participate in an extensive training program before he or she is first sold a franchise. The training program involves classroom study and hands-on operational training in one of our regional training restaurants. Each franchisee learns to cook, wait on tables, serve as a host, wash dishes and perform each of the other tasks necessary to operate a successful restaurant. New restaurant opening teams provide on-site instruction to restaurant employees to assist in the opening of all new IHOP restaurants.

    The Company offers additional training courses from time to time on subjects such as suggestive selling, improving service, managing people and diversity.

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

Remodeling and Refranchising Program

    Restaurants that we reacquire are often underperforming as a result of having been poorly operated and physically neglected. When we reacquire a restaurant, we begin a multi-step rehabilitation program for that restaurant. First these restaurants are physically rehabilitated, then we hire and train the restaurant staff. After these first steps are completed, we implement new marketing and operations programs designed to regain the business of former guests and attract new patrons. After a restaurant has been rehabilitated and its sales volume reaches acceptable levels, the restaurant is refranchised to a qualified franchisee. In the past five years IHOP reacquired a total of 84 restaurants from franchisees and subsequently closed 15 of those restaurants. In those same years, a total of 42 restaurants were refranchised.

    In the past five years, IHOP has remodeled and updated approximately 20 company-operated restaurants at an average cost per restaurant of approximately $67,000. In the most recent five-year period for which we have information, the period from 1995 through 1999, average sales in remodeled company-operated restaurants have increased approximately 8.1% in the first 12 months of operations after the remodeling. We intend to continue this remodeling program with respect to company-operated restaurants on an ongoing basis. Remodeling facilitates the refranchising of these restaurants, enhances the chain's image, and helps to maintain and expand our customer base.

    We also require most of our franchisees, and strongly encourage all of our franchisees, to periodically remodel their restaurants. In the past five years, 282 restaurants have been remodeled by franchisees.

Purchasing

    IHOP has entered into supply contracts and pricing agreements for various products, such as pancake mixes, pork products, coffee, soft drinks and juices to ensure the availability of quality products at competitive prices. We also have negotiated agreements with food distribution companies to limit markups charged on food and restaurant supplies purchased by individual IHOP restaurants.

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

    Information published in 2000 by The Nations Restaurant News ranked IHOP 31st out of the top 100 foodservice chains based on estimated fiscal 1999 system-wide sales in the United States. The same publication included eleven family restaurant chains in its top 100 chains, and IHOP ranked third in this segment. During December 2000, based on a nationwide sample of IHOP company-operated and franchised restaurants, the approximate guest check average per IHOP customer was $6.74.

Trademarks and Service Marks

    We have registered our trademarks and service marks with the United States Patent and Trademark Office. These include "International House of Pancakes," "IHOP" and variations of each, as well as "Any Time's a Good Time for IHOP," "The Home of the Never Empty Coffee Pot," "Rooty Tooty Fresh 'N Fruity," and "Harvest Grain 'N Nut." We also register new trademarks and service marks from time to time. We are not aware of any infringing uses that could materially affect our business or any prior claim to these marks that would prevent us from using or licensing the use thereof for restaurants in any area of the United States. We have also registered our trademarks and service marks and variations thereof in Japan and Canada for use by our current licensees. Where feasible and appropriate, we register our trademarks and service marks in other nations for future use. Our current registered trademarks and service marks will expire, unless renewed, at various dates from 2001 to 2012. We routinely apply to renew our active trademarks prior to their expiration.

Seasonality

    IHOP's business, like that of most restaurant companies, is somewhat seasonal. Our restaurants generally experience greater customer traffic and sales in the warmer months and during the Thanksgiving and Christmas seasons along with certain other holidays. Restaurants in some resort areas and warm weather climates tend to experience greater customer traffic and sales in the winter months.

Government Regulation

    IHOP is subject to various federal, state and local laws affecting our business as well as a variety of regulatory provisions relating to zoning of restaurant sites, sanitation, health and safety. As a franchisor, we are subject to state and federal laws regulating various aspects of franchise operations and sales. These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises. In certain cases, they also apply substantive standards to the relationship between franchisor and franchisee, including primarily defaults, termination, non-renewal of franchises, and the potential impact of new IHOP restaurants on sales levels at existing IHOP restaurants.

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

Employees

    At December 31, 2000, we employed 4,076 persons, of whom 270 were full-time, non-restaurant, corporate personnel.

Item 2.  Properties.

    The table below shows the location and status of the 968 IHOP restaurants as of December 31, 2000:

Location	Franchise	Company- Operated	Area License	Total
United States
Alabama	13	3	0	16
Arizona	21	0	0	21
Arkansas	6	0	0	6
California	176	10	0	186
Colorado	22	0	0	22
Connecticut	8	0	0	8
Delaware	1	0	0	1
Florida	0	0	117	117
Georgia	39	3	1	43
Hawaii	2	0	0	2
Idaho	2	2	0	4
Illinois	27	8	0	35
Indiana	4	2	0	6
Iowa	0	1	0	1
Kansas	7	1	0	8
Louisiana	6	0	0	6
Maine	1	0	0	1
Maryland	23	5	0	28
Massachusetts	13	0	0	13
Michigan	5	7	0	12
Mississippi	6	0	0	6
Missouri	8	2	0	10
Nebraska	4	0	0	4
Nevada	17	0	0	17
New Hampshire	2	0	0	2
New Jersey	28	3	0	31
New Mexico	2	0	0	2
New York	33	1	0	34
North Carolina	24	3	0	27
Oklahoma	13	0	0	13
Oregon	8	5	0	13
Pennsylvania	12	1	0	13
Rhode Island	2	0	0	2
South Carolina	15	0	0	15
Tennessee	17	5	0	22
Texas	116	0	0	116
Utah	4	0	0	4
Virginia	36	0	0	36
Washington	12	8	0	20
Wisconsin	0	1	0	1
Wyoming	1	0	0	1
International
Canada(1)	11	0	0	11
Japan	0	0	32	32

Totals	747	71	150	968

(1)
IHOP reports restaurants in Canada as franchise restaurants although the restaurants are operated under an area license agreement.

    As of December 31, 2000, 5 of the 71 company-operated restaurants were located on sites owned by IHOP and 66 were located on sites leased by IHOP from third parties; of the 747 franchisee-operated restaurants, 38 were located on sites owned by IHOP, 576 were located on sites leased by IHOP from third parties and 133 were located on sites owned or leased by franchisees; and all of the restaurants operated by area licensees were located on sites owned or leased by the area licensees.

    IHOP's leases with its landlords generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options in favor of IHOP. The leases typically provide for payment of rentals in an amount equal to the greater of a fixed amount or a specified percentage of gross sales and for payment by IHOP of taxes, insurance premiums, maintenance expenses and certain other costs. Historically, we generally have been successful at renewing those leases that expire without further renewal options. However, from time to time we choose not to renew a lease or are unsuccessful in negotiating satisfactory renewal terms. When this occurs, the restaurant is closed and possession of the premises is returned to the landlord.

    We currently lease our principal corporate offices in Glendale, California under a lease having a remaining term of approximately ten years. We also lease regional offices in Lyndhurst, New Jersey; Norcross, Georgia; Lombard, Illinois; Dallas, Texas; Portland, Oregon; Fredericksburg, Virginia; and Greenwood Village, Colorado.

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

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.

    Our common stock is traded on the New York Stock Exchange under the symbol "IHP". The Company's common stock began trading on the New York Stock Exchange on September 17, 1999. Prior to commencing trading on the New York Stock Exchange, our common stock was traded on the Nasdaq Stock Market National Market. As of January 31, 2001, there were approximately 2,226 shareholders, including the Beneficial owners of shares held in "street name."

    The following table sets forth the high and low prices of IHOP's common stock for each quarter of 2000 and 1999 as reported by the Nasdaq National Market through September 16, 1999 and by the NYSE thereafter.

Quarter Ended	High	Low	Quarter Ended	High	Low
March 31, 2000	$18.19	$13.63	March 31, 1999	$22.00	$19.00
June 30, 2000	18.00	14.00	June 30, 1999	24.94	19.22
September 30, 2000	20.09	15.75	September 30, 1999	24.25	20.06
December 31, 2000	22.63	17.75	December 31, 1999	20.25	14.94

    We have not paid any dividends on our common stock in the last five years and have no plans to do so in 2001. Any future determination to declare dividends will depend on our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. The purchase agreements governing our 7.79% senior notes, our 7.42% senior notes, and our credit agreement with our bank limit the amount of retained earnings available for dividends and investments. At December 31, 2000, approximately $83 million of retained earnings were potentially free of restriction as to distribution of dividends.

Item 6.  Selected Financial Data.

Five-Year Financial Summary

	Year Ended December 31,
	2000(a)	1999(a)	1998(a)	1997(a)	1996(a)
	(In thousands, except per share amounts)
Income Statement Data
Revenues
Franchise operations	$183,361	$163,486	$145,955	$123,842	$110,544
Sales of franchises and equipment	47,065	39,545	40,347	28,864	25,573
Company operations	72,818	70,204	69,906	61,839	53,677

Total revenues	303,244	273,235	256,208	214,545	189,794

Costs and expenses
Franchise operations	72,394	64,189	58,539	51,137	47,783
Cost of sales of franchises and equipment	30,944	23,958	26,628	17,814	15,954
Company operations	70,085	66,016	65,711	58,001	50,852
Field, corporate and administrative	36,481	34,531	32,381	28,409	25,066
Depreciation and amortization	13,562	12,310	11,271	10,029	8,279
Interest	21,751	19,391	17,417	14,649	11,691
Other (income) and expense, net	567	604	1,456	220	(582)

Total costs and expenses	245,784	220,999	213,403	180,259	159,043

Income before income taxes	57,460	52,236	42,805	34,286	30,751
Provision for income taxes	22,122	20,111	16,694	13,372	12,147

Net income	$35,338	$32,125	$26,111	$20,914	$18,604

Net income per share(b)(d)
Basic	$1.77	$1.61	$1.33	$1.09	$.99

Diluted	$1.74	$1.58	$1.30	$1.07	$.98

Weighted average shares outstanding(b)(d)
Basic	20,017	19,983	19,659	19,192	18,888

Diluted	20,263	20,358	20,033	19,486	19,046

Balance Sheet Data (end of period)
Cash and cash equivalents	$7,208	$4,176	$2,294	$2,789	$5,163
Property and equipment, net	193,624	177,743	161,689	142,751	120,854
Total assets	562,212	520,402	443,032	379,418	325,394
Long-term debt	36,363	41,218	49,765	54,950	58,564
Capital lease obligations	167,594	165,557	129,861	102,578	80,673
Shareholders' equity(c)	259,995	226,480	187,868	156,184	129,357

(a)
Fiscal 1998 is comprised of 53 weeks (371 days); all other years are comprised of 52 weeks (364 days).
(b)
Net income per share and weighted average shares outstanding for the year ended December 31, 1996, have been restated in accordance with SFAS No. 128 (see Note 1 to the Consolidated Financial Statements).
(c)
We have not paid any dividends on our common stock in the last five years and have no plans to do so in 2001. Any future determination to declare dividends will depend on our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.
(d)
All share and per-share amounts have been restated to reflect the stock split on May 27, 1999 (see Note 1 to the Consolidated Financial Statements).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

    The following discussion and analysis provides information we believe is relevant to an assessment and understanding of IHOP's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Certain forward-looking statements are contained in this report. They use such words as "may," "will," "expect," "believe," "plan," or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: availability of suitable locations and terms for the sites designated for development; legislation and government regulation, including the ability to obtain satisfactory regulatory approvals; conditions beyond IHOP's control such as weather or natural disasters; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the International House of Pancakes brand and concept by guests and franchisees; IHOP's overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices and other factors discussed from time to time in our Press Releases, Public Statements and/or filings with the Securities and Exchange Commission. Forward-looking information is provided by us pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. In addition, we disclaim any intent or obligation to update these forward-looking statements.

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

    Revenues from the sale of franchises and equipment and the associated costs of such sales are affected by the number and mix of restaurants franchised. We franchise four kinds of restaurants: restaurants newly developed by IHOP, restaurants developed by franchisees, restaurants developed by area licensees and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $375,000 or more, have little if any associated franchise cost of sales and include an equipment sale in excess of $300,000 that is usually at a price that includes little or no profit margin. Franchise rights for restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and do not include an equipment sale. Area license rights are normally granted in return for a one-time development fee that is recognized ratably as restaurants are developed in the area. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $375,000 or more, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings and the number of restaurants in our inventory of restaurants that are available for refranchising.

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

Results of Operations

    The following table sets forth certain operating data for IHOP restaurants.

	Year Ended December 31,
	2000(a)	1999(a)	1998(a)
	(Dollars in thousands)
Restaurant Data
Effective restaurants(b)
Franchise	696	638	585
Company	76	74	72
Area license	150	147	145

Total	922	859	802

System-wide
Sales(c)	$1,246,177	$1,126,624	$1,040,305
Percent increase	10.6%	8.3%	15.2%
Average sales per effective restaurant	$1,352	$1,312	$1,297
Percent increase	3.0%	1.2%	7.1%
Comparable average sales per restaurant(d)	$1,424	$1,375	$1,327
Percent increase	0.8%	1.1%	2.7%
Franchise
Sales	$1,026,783	$920,957	$835,957
Percent increase	11.5%	10.2%	17.8%
Average sales per effective restaurant	$1,475	$1,444	$1,429
Percent increase	2.1%	1.0%	8.8%
Comparable average sales per restaurant(d)	$1,467	$1,424	$1,365
Percent increase	1.1%	1.0%	2.7%
Company
Sales	$72,818	$70,204	$69,906
Percent increase	3.7%	0.4%	13.0%
Average sales per effective restaurant	$958	$949	$971
Percent change	0.9%	(2.3%)	3.6%
Area License
Sales	$146,576	$135,463	$134,442
Percent increase	8.2%	0.8%	1.9%
Average sales per effective restaurant	$977	$922	$927
Percent change	6.0%	(0.5%)	(1.6%)

(a)
Fiscal years 2000 and 1999 are each comprised of 52 weeks (364 days), and fiscal year 1998 is comprised of 53 weeks (371 days).

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

    The following table summarizes IHOP's restaurant development and franchising activity:

	Year Ended December 31,
	2000	1999	1998	1997	1996
Restaurant Development Activity
IHOP—beginning of year	903	835	787	729	678
New openings
IHOP-developed	70	65	56	45	45
Investor and conversion programs	10	7	13	13	11
Area license	4	4	4	9	7

Total new openings	84	76	73	67	63

Closings
Company and franchise	(16)	(8)	(21)	(9)	(10)
Area license	(3)	—	(4)	—	(2)

IHOP—end of year	968	903	835	787	729

Summary—end of year
IHOP
Franchise	747	678	624	571	535
Company	71	76	66	71	58
Area license	150	149	145	145	136

Total IHOP	968	903	835	787	729

Restaurant Franchising Activity
IHOP-developed	70	61	60	45	41
Investor and conversion programs	10	7	13	13	11
Rehabilitated and refranchised	15	6	10	6	5

Total restaurants franchised	95	74	83	64	57
Reacquired by IHOP	(19)	(14)	(17)	(23)	(11)
Closed	(7)	(6)	(13)	(5)	(7)

Net addition	69	54	53	36	39

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

    The fiscal years ended December 31, 2000 and 1999 were comprised of 52 weeks (364 days).

System-Wide Retail Sales

    System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and company-operated restaurants. System-wide retail sales grew $119,553,000 or 10.6% in 2000. Growth in the number of effective restaurants and increases in average per unit sales caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 63 or 7.3% in 2000 due to new restaurant development. Newly developed restaurants generally have seating and sales above the system-wide averages. System-wide comparable average sales per restaurant (exclusive of area license restaurants in Florida and Japan) grew 0.8% in 2000. Management continues to pursue growth in sales through new restaurant development, advertising and marketing efforts, improvements in customer service and operations, and remodeling of existing restaurants.

Franchise Operations

    Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest. Franchise operations revenues were 60.5% of total revenues in 2000. Franchise operations revenues grew $19,875,000 or 12.2% in 2000. Retail sales in franchise restaurants increased 11.5%. Effective franchise restaurants grew by 58 or 9.1% in 2000. Average sales per effective franchise restaurant grew 2.1% in 2000. The percentage increase in franchise operations revenue exceeded the percentage increase in retail sales due to a 14.3% increase in rental income, partially offset by a decline in per unit merchandise sales. In 2000, the Company stopped supplying franchise restaurants with certain replacement fixtures and equipment. This decision is part of an effort to reduce inventory, and eliminate certain general and administrative costs.

    Franchise operations costs and expenses include facility rent, advertising, the cost of proprietary products, and other direct costs associated with franchise operations. Franchise operations costs and expenses increased $8,205,000 or 12.8% in 2000. Increases in franchise operations costs and expenses were generally in line with the growth in franchise operations revenue. However, the percentage increase exceeded that of revenues because of increases in rent expense and certain non-recurring costs associated with discontinuing certain merchandise sales. Increases in rent expense are impacted by the pricing, timing, and mix of lease transactions.

    Franchise operations margin is equal to franchise operations revenues less franchise operations costs and expenses. Franchise operations margin increased $11,670,000 to $110,967,000 in 2000. Franchise operations margin was 60.5% in 2000 compared with 60.7% in 1999.

Sales of Franchises and Equipment

    Sales of franchises and equipment were 15.5% of total revenues in 2000. Sales of franchises and equipment increased $7,520,000 or 19.0% in 2000. An increase in the number of restaurants franchised was the primary cause of the increase in sales of franchises and equipment. IHOP franchised 95 restaurants in 2000 compared to 74 in 1999. However, IHOP rehabilitated and refranchised 15 units in 2000 compared to 6 in 1999. Refranchised units generally have lower average franchise sales prices and lower average equipment values. In 2000, the Company increased its efforts to reduce or eliminate some underproducing property and equipment.

    Cost of sales of franchises and equipment increased $6,986,000 or 29.2% in 2000. The increase was generally in line with the increase in the number of restaurants franchised, although the mix of restaurants franchised also impacted the cost of sales.

    Margin on sales of franchises and equipment is equal to sales of franchises and equipment less the cost of sales of franchises and equipment. Margin on sales of franchises and equipment increased $534,000 to $16,121,000 in 2000. Margin on sales of franchises and equipment was 34.3% in 2000 compared with 39.4% in 1999. The margin was negatively impacted by the franchising of more rehabilitated restaurants in 2000 compared with the prior year.

Company Operations

    Company operations revenues are sales to customers at restaurants operated by IHOP. Company operations revenues were 24.0% of total revenues in 2000. Company operations revenues increased $2,614,000 or 3.7% in 2000. Increases in the number of effective IHOP operated restaurants coupled with an increase in the average sales per IHOP operated restaurants caused the revenue increase. Effective IHOP operated restaurants increased by two or 2.7% in 2000. Average sales per effective IHOP operated restaurant increased by 0.9% in 2000.

    Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs increased $4,069,000 or 6.2% in 2000. Company operations costs were affected by increases in the number of effective restaurants and increases in certain costs, primarily labor, rent and utilities.

    Company operations margin is equal to company operations revenues less company operations costs and expenses. Company operations margin declined $1,455,000 to $2,733,000 in 2000. Company operations margin was 3.8% and 6.0% of company operations revenues in 2000 and 1999, respectively. The decline in margin for 2000 was primarily the result of higher salaries and wages as a percent of sales in 2000 as compared to 1999.

Other Costs and Expenses

    Field, corporate and administrative costs and expenses in 2000 increased $1,950,000 or 5.6%. The rise in expenses was primarily due to higher compensation expenses offset by lower professional service expenses. Field, corporate and administrative expenses were 2.9% and 3.1% of system-wide sales in 2000 and 1999, respectively.

    Depreciation and amortization expense in 2000 increased $1,252,000 or 10.2%. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our ongoing restaurant development program.

    Interest expense increased $2,360,000 or 12.2% in 2000. The increases were due to interest associated with new capital leases that were partially offset by reductions in interest on our senior notes as the principal balances are paid down.

Balance Sheet Accounts

    The balance of property and equipment, net at December 31, 2000, increased $15,881,000 or 8.9% primarily due to new restaurant development.

    The balance of long-term receivables at December 31, 2000, increased $21,363,000 or 8.0% primarily due to IHOP's financing activities associated with sales of franchises and equipment.

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

    Franchise operations costs and expenses include facility rent, advertising, the cost of proprietary products and other direct costs associated with franchise operations. Franchise operations costs and expenses increased $5,650,000 or 9.7% in 1999. Increases in franchise operations costs and expenses were generally in line with the growth in franchise operations revenue.

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

    Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs increased $305,000 or 0.5% in 1999. IHOP experienced slight increases in the costs of food and rent as a percentage of company operations revenues in 1999. This was offset by a reduction in workers' compensation expense for company operations due to improved loss controls at the company restaurants.

    Company operations margin is equal to company operations revenues less company operations costs and expenses. Company operations margin declined $7,000 to $4,188,000 in 1999. Company operations margin was 6.0% of company operations revenues in both 1999 and 1998.

Other Costs and Expenses

    Field, corporate and administrative costs, and expenses in 1999 increased $2,150,000 or 6.6%. The rise in expenses was primarily due to normal increases in salaries and wages and the addition of employees to support our growth. Field, corporate and administrative expenses were 3.1% of system-wide sales in both 1999 and 1998.

    Depreciation and amortization expense in 1999 increased $1,039,000 or 9.2%. This was primarily due to the addition of new restaurants and an increase in the number of effective company-operated restaurants.

    Interest expense increased $1,974,000 or 11.3% in 1999. This was primarily due to interest associated with additional capital leases which was partially offset by a decrease in interest associated with debt as our senior notes have been paid down.

Balance Sheet Accounts

    The balance of long-term receivables at December 31, 1999, increased $48,827,000 or 22.5% primarily due to IHOP's financing activities associated with the sales of franchises and equipment and the leasing of restaurants to our franchisees.

    The balance of property and equipment, net at December 31, 1999, increased $16,054,000 or 9.9% primarily due to new restaurant development.

    The balance of capital lease obligations and other at December 31, 1999, increased $36,440,000 or 28.0% primarily because of capital lease obligations incurred due to new restaurant development.

Liquidity and Capital Resources

    The Company invests in its business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older company-operated restaurants. Also, the Company began repurchasing shares of its common stock in 2000. As of December 31, 2000, the Company has repurchased 388,168 shares of its common stock, of which 100,418 were contributed to the Employee Stock Ownership Plan.

    In 2000, IHOP and its franchisees and area licensees developed and opened 84 IHOP restaurants. Of these, we developed and opened 70 restaurants, and franchisees and area licensees developed and opened 14 restaurants. Capital expenditures in 2000, which included our portion of the above development program, were $99.4 million. Funds for investment primarily came from operations ($67.5 million), and sale and leaseback arrangements of restaurant land and buildings ($48.3 million). We also incurred capital lease obligations of $3.4 million, a portion of which was due to the sale and leaseback transactions, and all of which was related to the acquisition of restaurant buildings.

    In 2001, IHOP and its franchisees and area licensees plan to develop and open approximately 75 to 85 restaurants. Included in that number is the development of 70 to 75 new restaurants by us and the development of 5 to 10 restaurants by our franchisees and area licensees. Capital expenditure projections for 2001, which include our portion of the above development program, are estimated to be approximately $95 to $105 million. In November 2001, the sixth annual installment of $4.6 million in principal is due on our 7.79% senior notes due 2002 and the second installment of $3.9 million in principal is due on our senior notes due 2008. We expect that funds from operations, sale and leaseback arrangements (estimated to be about $40 to $45 million) and our $25 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures and our principal repayments on our senior notes in 2001. At December 31, 2000, $21 million was available to be borrowed under our noncollaterialized bank revolving credit agreement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

    IHOP is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

    IHOP's exposure to interest rate risk relates to its $25 million revolving credit agreement with its bank. Borrowings under the agreement bear interest at the bank's reference rate (prime) or, at IHOP's option, at the bank's quoted rate or at a Eurodollar rate. There was $4 million outstanding under this agreement at December 31, 2000, and the largest amount outstanding under the agreement during 2000 was $12.6 million. The impact on our results of operations due to a hypothetical 1% interest rate change would be immaterial.

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

Item 8.  Financial Statements and Supplementary Data.

IHOP Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2000	1999
Assets
Current assets
Cash and cash equivalents	$7,208	$4,176
Receivables, net	39,600	35,335
Reacquired franchises and equipment held for sale, net	3,172	2,842
Inventories	691	1,223
Prepaid expenses	431	4,309

Total current assets	51,102	47,885

Long-term receivables	287,346	265,983
Property and equipment, net	193,624	177,743
Reacquired franchises and equipment held for sale, net	17,973	16,102
Excess of costs over net assets acquired, net	11,196	11,625
Other assets	971	1,064

Total assets	$562,212	$520,402

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$8,939	$8,956
Accounts payable	20,588	18,016
Accrued employee compensation and benefits	6,776	7,804
Other accrued expenses	7,835	5,896
Deferred income taxes	3,957	3,833
Capital lease obligations	1,878	1,682

Total current liabilities	49,973	46,187

Long-term debt	36,363	41,218
Deferred income taxes	46,585	39,768
Capital lease obligations and other	169,296	166,749
Commitments and contingencies
Shareholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; shares issued and outstanding: 2000 and 1999, none	—	—
Common stock, $.01 par value, 40,000,000 shares authorized: 2000; 20,299,091 shares issued and 20,011,341 shares outstanding; 1999; 20,117,314 shares issued and outstanding	203	201
Additional paid in capital	69,655	66,485
Retained earnings	193,632	158,294
Treasury stock, at cost (2000; 287,750 shares; 1999; none)	(5,170)	—
Contribution to ESOP	1,675	1,500

Total shareholders' equity	259,995	226,480

Total liabilities and shareholders' equity	$562,212	$520,402

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2000	1999	1998
Revenues
Franchise operations
Rent	$51,135	$44,722	$39,787
Service fees and other	132,226	118,764	106,168

	183,361	163,486	145,955
Sales of franchises and equipment	47,065	39,545	40,347
Company operations	72,818	70,204	69,906

Total revenues	303,244	273,235	256,208

Costs and Expenses
Franchise operations
Rent	27,695	23,233	19,874
Other direct costs	44,699	40,956	38,665

	72,394	64,189	58,539
Cost of sales of franchises and equipment	30,944	23,958	26,628
Company operations	70,085	66,016	65,711
Field, corporate and administrative	36,481	34,531	32,381
Depreciation and amortization	13,562	12,310	11,271
Interest	21,751	19,391	17,417
Other expense, net	567	604	1,456

Total costs and expenses	245,784	220,999	213,403

Income before income taxes	57,460	52,236	42,805
Provision for income taxes	22,122	20,111	16,694

Net income	$35,338	$32,125	$26,111

Net Income Per Share
Basic	$1.77	$1.61	$1.33

Diluted	$1.74	$1.58	$1.30

Weighted Average Shares Outstanding
Basic	20,017	19,983	19,659

Diluted	20,263	20,358	20,033

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(In thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Contribution to ESOP
	Shares	Amount					Total
Balance, December 31, 1997	9,709,261	$97	$54,629	$100,158	$—	$1,300	$156,184

Issuance of shares to ESOP	36,491	—	1,300	—	—	(1,300)	—
Issuance of shares pursuant to stock plans.	138,909	2	4,094	—	—	—	4,096
Unearned compensation—restricted stock	—	—	192	—	—	—	192
Acquisition of treasury shares	(3,081)	—	(115)	—	—	—	(115)
Contribution to ESOP	—	—	—	—	—	1,400	1,400
Net income	—	—	—	26,111	—	—	26,111

Balance, December 31, 1998	9,881,580	99	60,100	126,269	—	1,400	187,868

Issuance of shares to ESOP	28,714	—	1,206	—	—	(1,206)	—
Reissuance of treasury shares—ESOP	4,620	—	348	—	—	(194)	154
Issuance of shares pursuant to stock plans	219,952	2	4,750	—	—	—	4,752
Unearned compensation—restricted stock.	—	—	81	—	—	—	81
Contribution to ESOP	—	—	—	—	—	1,500	1,500
2-for-1 stock split effective May 27, 1999, in the form of 100% stock dividend	9,982,448	100	—	(100)	—	—	—
Net income	—	—	—	32,125	—	—	32,125

Balance, December 31, 1999	20,117,314	201	66,485	158,294	—	1,500	226,480

Repurchase of Treasury Shares	—	—	—	—	(6,631)	—	(6,631)
Reissuance of treasury shares—ESOP	—	—	39	—	1,461	(1,500)	—
Issuance of shares pursuant to stock plans	181,777	2	3,112	—	—	—	3,114
Unearned compensation—restricted stock.	—	—	19	—	—	—	19
Contribution to ESOP	—	—	—	—	—	1,675	1,675
Net income	—	—	—	35,338	—	—	35,338

Balance, December 31, 2000	20,299,091	$203	$69,655	$193,632	$(5,170)	$1,675	$259,995

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities
Net income	$35,338	$32,125	$26,111
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	13,562	12,310	11,271
Deferred taxes	6,941	6,333	4,938
Contribution to ESOP	1,675	1,500	1,400
Change in current assets and liabilities
Accounts receivable	(2,200)	(4,814)	2,672
Inventories	532	(1)	156
Prepaid expenses	3,878	(619)	355
Accounts payable	2,572	(1,706)	(1,145)
Accrued employee compensation and benefits	(1,028)	1,787	1,422
Other accrued expenses	1,939	587	707
Other, net	4,310	2,700	3,524

Cash provided by operating activities	67,519	50,202	51,411

Cash flows from investing activities
Additions to property and equipment	(99,378)	(72,290)	(71,821)
Additions to notes	(13,916)	(14,209)	(12,876)
Principal receipts from notes and equipment contracts receivable	12,594	10,963	9,747
Additions to reacquired franchises held for sale	(2,570)	(1,567)	(1,443)

Cash used by investing activities	(103,270)	(77,103)	(76,393)

Cash flows from financing activities
Proceeds from issuance of long-term debt	12,703	3,372	12,235
Proceeds from sale and leaseback arrangements	48,274	30,159	26,377
Repayment of long-term debt	(17,575)	(8,349)	(16,632)
Principal payments on capital lease obligations	(1,121)	(1,386)	(1,338)
Treasury stock transactions	(6,631)	—	—
Exercise of stock options	3,133	4,987	3,845

Cash provided by financing activities	38,783	28,783	24,487

Net change in cash and cash equivalents	3,032	1,882	(495)
Cash and cash equivalents at beginning of period	4,176	2,294	2,789

Cash and cash equivalents at end of period	$7,208	$4,176	$2,294

Supplemental disclosures
Interest paid, net of capitalized amounts	$21,752	$19,162	$16,947
Income taxes paid	15,974	12,411	10,196
Capital lease obligations incurred	3,355	32,169	28,947

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Operations

    IHOP Corp. and its subsidiaries ("IHOP" or the "Company") engage exclusively in the food-service industry, primarily in the United States, wherein we franchise and operate restaurants. IHOP grants credit to our franchisees and licensees, all of whom are in the restaurant business. In the majority of our franchised operations, we have developed restaurants on sites that we either own or control through leases. We then lease or sublease the restaurants to our franchisees. Additionally, we finance up to 80% of the initial franchise fee, lease restaurant equipment and fixtures to our franchisees, and sell proprietary products to our franchisees and licensees and provide marketing and promotional services to our franchisees and area licensees.

Basis of Presentation

    The consolidated financial statements include the accounts of IHOP Corp. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Periods

    IHOP's fiscal year ends on the Sunday nearest to December 31 of each year. For convenience, we report all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The fiscal years ended December 31, 2000 and 1999 are comprised of 52 weeks (364 days) and the fiscal year ended December 31, 1998 is comprised of 53 weeks (371 days).

Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires IHOP management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

    IHOP at times purchases highly liquid, investment-grade securities with an original maturity of three months or less. These cash equivalents are stated at cost which approximates market value. We do not believe that we are exposed to any significant credit risk on cash and cash equivalents. At times, cash and cash equivalent balances may be in excess of FDIC insurance limits.

Inventories

    Inventories consisting of merchandise and supplies are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and Equipment

    Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives as follows:

Category	Depreciable Life
Buildings and improvements	Shorter of lease term or 40 years
Leaseholds and improvements	3 - 25 years
Equipment and fixtures	3 - 10 years
Properties under capital lease	Primary lease term

    Leaseholds and improvements are amortized over a period not exceeding the term of the lease.

    Effective January 1, 2000, IHOP changed the estimated useful life for new buildings from 25 years to 40 years to better reflect their proven economic lives. This change is applied prospectively to new buildings completed in 2000 and later, and does not change the estimated useful lives of previously constructed restaurants. Because most buildings are leased or sit on leased land, the effective depreciation period is limited to the term of the underlying lease. Therefore, the effect of this change in estimated useful lives was insignificant to depreciation expense, net income, or earnings per share, for the year ended December 31, 2000.

Excess of Costs Over Net Assets Acquired

    The excess of costs over net assets acquired is amortized utilizing the straight-line method over forty years. Accumulated amortization at December 31, 2000 and 1999, was $5,891,000 and $5,462,000, respectively.

Leasing

    IHOP leases equipment consisting of restaurant equipment, furniture and fixtures to our franchisees and retains title to the leased equipment. These equipment contracts are accounted for as sales-type leases upon acceptance of the equipment by the franchisee. Leases of restaurant facilities that meet the criteria are recorded as direct financing leases or are treated as operating leases.

Accounting for Long-lived Assets

    The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. In evaluating whether an asset has been impaired, the Company compares the anticipated undiscounted future cash flows to be generated by the asset to the asset's carrying value. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

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

Advertising

    Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2000, 1999 and 1998 were $32,678,000, $29,163,000 and $26,960,000, respectively.

Income Taxes

    Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities. They are measured using the enacted marginal tax rates and laws that will be in effect when the differences are expected to reverse.

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

Comprehensive Income

    Comprehensive income includes net income and other comprehensive income components which, under GAAP, bypass the income statement and are reported in the balance sheet as a separate component of shareholders' equity. For the three years ended December 31, 2000, IHOP had no other comprehensive income components, as defined by GAAP. As a result, net income is the same as comprehensive income for the years ended December 31, 2000, 1999 and 1998.

Stock Split

    On April 29, 1999, IHOP's Board of Directors approved a 2 for 1 stock split of its common stock effective May 27, 1999, in the form of a stock dividend for shareholders of record at the close of business on May 13, 1999. All share and per-share amounts in the accompanying consolidated financial statements, except for the statement of shareholders' equity, have been restated to reflect the stock split.

2.  Receivables

	2000	1999
	(In thousands)
Accounts receivable	$25,964	$24,027
Notes receivable	48,445	43,235
Equipment contracts receivable	114,969	96,394
Direct financing leases receivable	138,911	139,268

	328,289	302,924
Less allowance for doubtful accounts	1,343	1,606

	326,946	301,318
Less current portion	39,600	35,335

Long-term receivables	$287,346	$265,983

    Notes receivable include franchise fee notes due in five to eight years in the amount of $45,230,000 and $41,207,000 at December 31, 2000 and 1999, respectively. Franchise fee notes are due in equal weekly installments, primarily bear interest at 12.0% and are collateralized by the franchise. The term of an equipment contract coincides with the term of the corresponding restaurant building lease. Equipment contracts are due in equal weekly installments, primarily bear interest at 11.0% and are collateralized by the equipment. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

3.  Property and Equipment, at Cost

	2000	1999
	(In thousands)
Land	$18,424	$22,024
Buildings and improvements	32,610	37,492
Leaseholds and improvements	137,604	114,738
Equipment and fixtures	15,034	13,887
Construction in progress	12,372	6,616
Properties under capital lease	31,609	28,519

	247,653	223,276
Less accumulated depreciation and amortization	54,029	45,533

Property and equipment, net	$193,624	$177,743

    Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease in the amount of $4,502,000 and $3,902,000 at December 31, 2000 and 1999, respectively.

4.  Reacquired Franchises and Equipment Held for Sale

    Reacquired franchises and equipment held for sale are accounted for on the specific identification basis. At the date of reacquisition, the franchise and equipment are recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition or (2) the estimated net realizable value.

Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease and the estimated net realizable value is reassessed each year.

	2000	1999
	(In thousands)
Franchises	$11,780	$10,591
Equipment	14,505	13,785

	26,285	24,376
Less amortization	5,140	5,432

	21,145	18,944
Less current portion	3,172	2,842

Long-term reacquired franchises and equipment held for sale, net	$17,973	$16,102

5.  Debt

    Debt consists of the following:

	2000	1999
	(In thousands)
Senior notes due November 2008, payable in equal annual installments commencing November 2000, interest at 7.42%	$31,111	$35,000
Senior notes due November 2002, payable in equal annual installments commencing November 1996, interest at 7.79%	9,142	13,714
Revolving line of credit	4,000	—
Other	1,049	1,460

Total debt	45,302	50,174
Less current maturities	8,939	8,956

Long-term debt	$36,363	$41,218

    The senior notes due November 2008 and those due November 2002 are noncollateralized.

    IHOP has a noncollateralized revolving credit agreement with a bank that was amended in December 2000 to increase the line of credit from $20 million to $25 million. The maturity date under this agreement is June 2002. Borrowings under the agreement bear interest at the bank's reference rate (prime) or, at our option, at the bank's quoted rate or at a Eurodollar rate. A commitment fee of 0.375% per annum is payable on unborrowed funds available under the agreement. There were $4 million and no borrowings outstanding under this agreement at December 31, 2000 and 1999, respectively. The largest amount outstanding under the agreement during 2000 was $12,600,000.

    The senior note agreements and the bank revolving credit agreement contain certain restrictions and conditions, the most restrictive of which limit dividends and investments. At December 31, 2000, approximately $83 million of retained earnings were free of restriction as to distribution as dividends.

    The prime rate was 9.50% at December 31, 2000 and 8.50% at December 31, 1999.

    IHOP's long-term debt maturities are as follows: 2001—$8,939,000; 2002—$8,832,000; 2003—$4,024,000; 2004—$3,938,000; 2005—$3,902,000; and thereafter—$15,667,000.

6.  Leases

    The Company leases the majority of its restaurants with the exception of those where a franchisee enters into a lease directly with a landlord and those associated with area license agreements. The restaurants are subleased to franchisees or operated by IHOP. These noncancelable leases and subleases consist primarily of land and buildings and improvements.

    Net investment in direct financing leases receivable is as follows:

	2000	1999
	(In thousands)
Total minimum rents receivable	$426,375	$457,723
Less unearned income	287,464	318,455

Net investment in direct financing leases receivable	138,911	139,268
Less current portion	874	820

Long-term direct financing leases receivable	$138,037	$138,448

    Contingent rental income for the years ended December 31, 2000, 1999 and 1998 was $21,238,000, $19,828,000 and $18,788,000, respectively.

    Minimum future lease payments on noncancelable leases at December 31, 2000, are as follows:

	Capital Leases	Operating Leases
	(In thousands)
2001	$20,194	$35,669
2002	20,347	34,913
2003	20,601	34,005
2004	20,892	33,191
2005	21,242	32,782
Thereafter	321,135	491,453

Total minimum lease payments	424,411	$662,013

Less interest	254,939

Capital lease obligations	169,472
Less current portion	1,878

Long-term capital lease obligations	$167,594

    The minimum future lease payments shown above have not been reduced by the future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2000, as follows:

	Direct Financing Leases	Operating Leases
	(In thousands)
2001	$18,709	$39,197
2002	18,958	38,717
2003	19,335	38,499
2004	19,552	38,675
2005	19,792	39,209
Thereafter	330,029	720,622

Total minimum rents receivable	$426,375	$914,919

    IHOP has noncancelable leases, expiring at various dates through 2029, that require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of our lease obligation at rents that include our obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2000, 1999 and 1998 was $3,317,000, $3,416,000 and $3,614,000, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2000, 1999 and 1998 was $30,084,000, $25,130,000 and $21,334,000, respectively.

7.  Shareholders' Equity

    The Stock Incentive Plan (the "Plan") was adopted in 1991 and amended and restated in 1998 to authorize the issuance of up to 3,760,000 shares of common stock pursuant to options, restricted stock, and other long-term stock-based incentives to officers and key employees of IHOP. Except for substitute stock options which were issued in 1991 pursuant to the cancellation of a stock appreciation rights plan, no option can be granted at an option price of less than 100% of fair market value at the date of grant. Exercisability of options is determined at, or after, the date of grant by the administrator of the Plan. Substitute stock options issued in 1991 were immediately exercisable. All other options granted under the Plan through December 31, 2000, become exercisable 1/3 after one year, 2/3 after two years and 100% after three years or immediately upon a change in control of IHOP, as defined by the Plan.

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

    In 2000, IHOP initiated a plan to repurchase up to 1,000,000 shares of its common stock. This plan will reduce the dilutive effect of employee stock option exercises and contributions to IHOP's Employee Stock Ownership Plan; however, the repurchase program does not obligate IHOP to acquire any specific number of shares and it may be suspended at any time. As of December 31, 2000, 388,168 shares were repurchased by IHOP, of which 100,418 were contributed to the ESOP.

    Information regarding activity for stock options outstanding under IHOP's stock option plan is as follows:

Shares Under Option	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1997	1,866,486	$12.22
Granted	317,564	18.36
Exercised	(280,896)	11.49
Terminated	(23,998)	13.54

Outstanding at December 31, 1998	1,879,156	13.35
Granted	307,000	20.69
Exercised	(287,486)	12.71
Terminated	(37,331)	18.34

Outstanding at December 31, 1999	1,861,339	14.56
Granted	261,000	15.10
Exercised	(181,777)	14.18
Terminated	(33,999)	18.80

Outstanding at December 31, 2000	1,906,563	$14.59

Exercisable at December 31, 2000	1,371,012	$13.42

    Information regarding options outstanding and exercisable at December 31, 2000 is as follows:

Range of Exercise Prices	Number Outstanding as of 12/31/2000	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/31/2000	Weighted Average Exercise Price
$5.00 - $13.50	485,998	3.38	$9.58	485,998	$9.58
$13.56 - $13.94	553,334	4.25	$13.81	553,334	$13.81
$14.00 - $17.81	529,897	7.97	$16.11	196,692	$16.82
$19.22 - $24.00	337,334	8.05	$20.70	134,988	$20.66

$5.00 - $24.00	1,906,563	5.73	$14.59	1,371,012	$13.42

    IHOP has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." We will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for IHOP's stock option plans been determined based on the fair value at the grant date for awards in the three year period ended December 31, 2000, consistent with the provisions of SFAS No. 123, IHOP's net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998
	(In thousands, except per share amounts)
Net earnings, as reported	$35,338	$32,125	$26,111
Net earnings, pro forma	34,342	31,029	25,082
Earnings per share—diluted, as reported	1.74	1.58	1.30
Earnings per share—diluted, pro forma	1.69	1.52	1.25
Weighted average fair value of options granted	15.22	21.42	18.36

    The fair value of each option grant issued in the three year period ended December 31, 2000, is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2000	1999	1998
Risk free interest rate	5.875%	5.25%	5.50%
Expected volatility	37.0%	37.0%	37.0%
Dividend yield	—	—	—
Weighted average expected life	3 years	3 years	3 years

8.  Income Taxes

	2000	1999	1998
	(In thousands)
Provision for income taxes
Current
Federal	$13,160	$12,051	$9,889
State and foreign	2,021	1,766	1,867

	15,181	13,817	11,756

Deferred
Federal	5,623	5,455	4,755
State	1,318	839	183

	6,941	6,294	4,938

Provision for income taxes	$22,122	$20,111	$16,694

    The provision for income taxes differs from the expected federal income tax rates as follows:

	2000	1999	1998
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and other taxes, net of federal tax benefit	3.5	3.5	4.0

Effective tax rate	38.5%	38.5%	39.0%

    Deferred tax liabilities (assets) consist of the following:

	2000	1999
	(In thousands)
Franchise and equipment sales, including differences in capitalization and revenue recognition	$62,328	$54,441
Property and equipment, including differences in capitalization and depreciation and amortization	10,828	10,548
Reacquired franchises and equipment held for resale, including differences in capitalization and depreciation and amortization	(10,050)	(9,718)
Direct financing leases and capital lease obligations, including differences in capitalization and application of cash receipts and disbursements	(12,093)	(11,068)
Federal tax benefit of net deferred state tax liability	(2,551)	(2,810)
Other net liabilities	2,080	2,208

Deferred tax liabilities, net	$50,542	$43,601

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

    The cost of the ESOP is borne by IHOP through contributions determined by the Board of Directors in accordance with the ESOP provisions and Internal Revenue Service regulations. The contributions to the plan for the years ended December 31, 2000, 1999 and 1998 were $1,675,000, $1,500,000 and $1,400,000, respectively. The contribution for the year ended December 31, 2000, will be made in shares of IHOP Corp. common stock.

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

    The estimated fair values of all cash and cash equivalents, notes receivable and equipment contracts receivable as of December 31, 2000 and 1999, approximated their carrying amounts in the Consolidated Balance Sheets as of those dates. The estimated fair values of notes receivable and equipment contracts receivable are based on current interest rates offered for similar loans in our present lending activities.

    The estimated fair values of long-term debt are based on current rates available to IHOP for similar debt of the same remaining maturities. The carrying values of long-term debt at December 31, 2000 and 1999 were $36,363,000 and $41,218,000, respectively, and the fair values at those dates were $34,268,000 and $40,290,000, respectively.

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

	Franchise Operations	Company Operations	Sales of Franchises and Equipment	Consolidating and Adjustments Other	Consolidated Total
	(In thousands)
Year-Ended December 31, 2000
Revenues from external customers	$183,361	$72,818	$47,065	$—	$303,244
Intercompany real estate charges (revenues)	6,376	726	—	(7,102)	—
Depreciation & amortization	4,228	4,221	—	5,113	13,562
Operating income (loss)	82,953	(4,450)	16,121	21,068	115,692
Field, corporate and administrative					36,481
Interest expense					21,751
Income before income taxes					57,460
Additions to long lived assets	54,520	12,626	2,570	32,232	101,948
Total assets	423,877	49,437	21,145	67,753	562,212
Year Ended December 31, 1999
Revenues from external customers	$163,449	$70,204	$39,545	$37	$273,235
Intercompany real estate charges (revenues)	5,768	578	—	(6,346)	—
Depreciation & amortization	3,681	3,973	—	4,656	12,310
Operating income (loss)	75,067	(2,379)	15,587	17,883	106,158
Field, corporate and administrative					34,531
Interest expense					19,391
Income before income taxes					52,236
Additions to long lived assets	41,350	5,568	1,567	25,372	73,857
Total assets	380,680	47,848	18,944	72,930	520,402
Year Ended December 31, 1998
Revenues from external customers	$146,092	$69,906	$40,347	$(137)	$256,208
Intercompany real estate charges (revenues)	5,893	826	—	(6,719)	—
Depreciation & amortization	3,200	3,690	—	4,381	11,271
Operating income (loss)	66,466	(2,046)	13,719	14,464	92,603
Field, corporate and administrative					32,381
Interest expense					17,417
Income before income taxes					42,805
Additions to long lived assets	39,912	3,484	1,443	28,425	73,264
Total assets	323,620	39,240	15,227	64,945	443,032

    Franchise Operations, Company Operations and Sales of Franchises and Equipment are reported on the same basis as used by IHOP's management. Franchise Operations revenues from external customers includes interest income from the financing of sales of franchises and equipment in the amounts of $15,573,000, $13,465,000 and $11,338,000 for the three years ended December 31, 2000,

1999 and 1998. For management reporting purposes, we treat all restaurant lease revenues and expenses as operating lease revenues and expenses, although most of these leases are direct financing leases (revenues) or capital leases (expenses). The accounting adjustments required to bring lease revenues and expenses into conformance with GAAP are included in the Consolidated Adjustments and Other segment. These adjustments include interest income from direct financing leases of restaurant buildings in the amounts of $18,779,000, $15,918,000, and $13,191,000 for the three years ended December 31, 2000, 1999 and 1998. All of IHOP's owned land and restaurant buildings are included in the total assets of the Consolidating Adjustments and Other segment and are leased to the Franchise Operations and Company Operations segments.

13.  Selected Quarterly Financial Data (Unaudited)

	Revenues	Gross Profit	Net Income	Net Income Per Share— Basic(a)	Net Income Per Share— Diluted(a)
	(In thousands, except per share amounts)
2000
1st Quarter	$68,406	$25,618	$7,229	$.36	$.36
2nd Quarter	70,304	28,253	8,294.41		.41
3rd Quarter	78,667	30,609	10,079.50		.50
4th Quarter	85,867	31,212	9,736.49		.48
1999
1st Quarter	$61,322	$23,471	$6,585	$.33	$.33
2nd Quarter	67,514	26,012	7,852.39		.39
3rd Quarter	72,018	27,769	8,641.43		.42
4th Quarter	72,381	28,906	9,047.45		.44

(a)
The quarterly amounts may not add to the full year amount due to rounding.

Report of Independent Accountants

The Shareholders and Board of Directors
IHOP Corp.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of IHOP Corp. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of IHOP Corp.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
February 16, 2001

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

    Information appearing under the captions "Information Concerning Nominees and Members of the Board of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act" contained in the 2001 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation.

    Information appearing under the captions "Executive Compensation—Summary of Compensation," "Executive Compensation—Stock Options and Stock Appreciation Rights" and "Executive Officers of the Company—Employment Agreements" contained in the 2001 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the 2001 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

    Information appearing under the caption "Certain Relationships and Related Transactions" contained in the 2001 Proxy Statement is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)  Consolidated Financial Statements

    The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

    Consolidated Balance Sheets as of December 31, 2000 and 1999.

    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000.

    Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2000.

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000.

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
4.11
Seventh Amendment to Letter Agreement dated as of December 15, 2000, among IHOP Inc., IHOP Corp. and Bank of America National Trust and Savings Association (successor by merger to Bank of America Illinois).
*10.1	IHOP Corp. Executive Incentive Plan effective January 1, 1999. Exhibit 10.1 to the 1998 form 10-K is hereby incorporated by reference.
*10.2
IHOP Corp. 1991 Stock Incentive Plan as Amended and Restated February 24, 1998. Annex "A" to the IHOP Corp. Proxy Statement for the Annual Meeting of Shareholders held on May 12, 1998, is hereby incorporated by reference.
*10.3	Employment Agreement between IHOP Corp. and Rand Michael Ferris. Exhibit 10.6 to the 1996 Form 10-K is hereby incorporated by reference.
*10.4	Employment Agreement between IHOP Corp. and Susan Henderson-Hernandez. Exhibit 10.7 to the 1996 Form 10-K is hereby incorporated by reference.
*10.5	Employment Agreement between IHOP Corp. and Richard K. Herzer. Exhibit 10.8 to the 1996 Form 10-K is hereby incorporated by reference.
*10.6	Employment Agreement between IHOP Corp. and Dennis M. Leifheit. Exhibit 10.9 to the 1996 Form 10-K is hereby incorporated by reference.
*10.7	Employment Agreement between IHOP Corp. and Anna G. Ulvan. Exhibit 10.12 to the 1996 Form 10-K is hereby incorporated by reference.
*10.8	Employment Agreement between IHOP Corp. and Mark D. Weisberger. Exhibit 10.13 to the 1996 Form 10-K is hereby incorporated by reference.
*10.9	Employment Agreement between IHOP Corp. and Richard C. Celio. Exhibit 10 to IHOP Corp.'s Form 10-Q for the quarterly period ended March 31, 1997, is hereby incorporated by reference.
*10.10	Employment Agreement between IHOP Corp. and John Jordan. Exhibit 10.13 to the 1997 Form 10-K is hereby incorporated by reference.
*10.11	Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc. Exhibit 10.14 to the 1997 Form 10-K is hereby incorporated by reference.
*10.12	International House of Pancakes Employee Stock Ownership Plan as Amended and Restated as of July 12, 1991 ("the ESOP"). Exhibit 10.15 to the 1997 Form 10-K is hereby incorporated by reference.
*10.13	Amendment No. 1 to the ESOP. Exhibit 10.16 to the 1997 Form 10-K is hereby incorporated by reference.
*10.14	Amendment No. 2 to the ESOP. Exhibit 10.17 to the 1997 Form 10-K is hereby incorporated by reference.
*10.15	Amendment No. 3 to the ESOP. Exhibit 10 to IHOP Corp.'s Form 10-Q for the quarterly period ended September 30, 1996, is hereby incorporated by reference.
*10.16	Amendment No. 4 to the ESOP. Exhibit 10 to IHOP Corp.'s Form 10-Q for the quarterly period ended September 30, 1997, is hereby incorporated by reference.

*10.17	Employment Agreement between IHOP Corp. and Alan S. Unger. Exhibit 10.21 to IHOP Corp.'s 1999 Form 10-K, is hereby incorporated by reference.
*10.18	Employment Agreement between IHOP Corp. and Robin S. Elledge. Exhibit 10.1 to IHOP Corp.'s Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated by reference.
*10.19
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

(b)  No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 2001.

IHOP CORP.
By:	/s/ RICHARD K. HERZER Richard K. Herzer Chairman of the Board, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on this 8th day of March, 2001.

Name	Title

/s/ RICHARD K. HERZER Richard K. Herzer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ ALAN S. UNGER Alan S. Unger	Vice President-Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)
/s/ A. ALLEN ARROYO A. Allen Arroyo	Controller and Assistant Treasurer (Principal Accounting Officer)
/s/ H. FREDERICK CHRISTIE H. Frederick Christie	Director
/s/ FRANK EDELSTEIN Frank Edelstein	Director
/s/ MICHAEL S. GORDON Michael S. Gordon	Director
/s/ NEVEN C. HULSEY Neven C. Hulsey	Director
/s/ LARRY ALAN KAY Larry Alan Kay	Director
/s/ DENNIS M. LEIFHEIT Dennis M. Leifheit	Executive Vice President—Operations, Chief Operating Officer and Director
/s/ CAROLINE W. NAHAS Caroline W. Nahas	Director
/s/ PATRICK W. ROSE Patrick W. Rose	Director

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to A Vote of Security Holders.
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  General
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements
IHOP Corp. and Subsidiaries Consolidated Balance Sheets (In thousands, except share amounts)
IHOP Corp. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)
IHOP Corp. and Subsidiaries Consolidated Statements of Shareholders' Equity (In thousands, except share amounts)
IHOP Corp. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
IHOP Corp. and Subsidiaries Notes to the Consolidated Financial Statements
Report of Independent Accountants
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES