Form 10-Q
period 2001-03-31
IHOP CORP
filed 2001-04-30
CIK 49754

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO______________

                         COMMISSION FILE NUMBER 0-8360

                            ------------------------

                                   IHOP CORP.

             (Exact name of registrant as specified in its charter)

                DELAWARE                            95-3038279
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

       450 NORTH BRAND BOULEVARD,                   91203-1903
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                              OUTSTANDING AS OF MARCH 31, 2001
                     -----                              --------------------------------
         Common Stock, $.01 par value                              20,136,051

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IHOP CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................    $  1,916      $  7,208
  Receivables, net..........................................      35,184        39,600
  Reacquired franchises and equipment held for sale, net....       3,283         3,172
  Inventories...............................................         683           691
  Prepaid expenses..........................................       5,112           431
                                                                --------      --------
    Total current assets....................................      46,178        51,102
                                                                --------      --------
Long-term receivables.......................................     286,946       287,346
Property and equipment, net.................................     210,604       193,624
Reacquired franchises and equipment held for sale, net......      18,604        17,973
Excess of costs over net assets acquired, net...............      11,089        11,196
Other assets................................................       1,000           971
                                                                --------      --------
    Total assets............................................    $574,421      $562,212
                                                                ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt......................    $  9,007      $  8,939
  Accounts payable..........................................      12,575        20,588
  Accrued employee compensation and benefits................       5,442         6,776
  Other accrued expenses....................................       7,174         7,835
  Deferred income taxes.....................................       1,886         3,957
  Capital lease obligations.................................       1,936         1,878
                                                                --------      --------
    Total current liabilities...............................      38,020        49,973
                                                                --------      --------
Long-term debt..............................................      49,654        36,363
Deferred income taxes.......................................      48,694        46,585
Capital lease obligations and other.........................     169,456       169,296
Shareholders' equity
  Preferred stock, $1 par value, 10,000,000 shares
    authorized; none issued.................................          --            --
  Common stock, $.01 par value, 40,000,000 shares
    authorized: March 31, 2001; 20,343,133 shares issued and
    20,136,051 shares outstanding; December 31, 2000;
    20,299,091 shares issued and 20,011,341 shares
    outstanding.............................................         203           203
  Additional paid-in capital................................      70,300        69,655
  Retained earnings.........................................     201,106       193,632
  Treasury stock, at cost (207,082 and 287,750 shares for
    March 31, 2001 and December 31, 2000, respectively).....      (3,386)       (5,170)
  Contribution to ESOP......................................         374         1,675
                                                                --------      --------
    Total shareholders' equity..............................     268,597       259,995
                                                                --------      --------
    Total liabilities and shareholders' equity..............    $574,421      $562,212
                                                                ========      ========

      See the accompanying Notes to the Consolidated Financial Statements.

                          IHOP CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
REVENUES
Franchise operations
  Rent......................................................  $14,444    $11,721
  Service fees and other....................................   35,287     32,936
                                                              -------    -------
                                                               49,731     44,657
Sale of franchises and equipment............................    3,599      5,977
Company operations..........................................   16,776     17,772
                                                              -------    -------
    Total revenues..........................................   70,106     68,406
                                                              -------    -------
COSTS AND EXPENSES
Franchise operations
  Rent......................................................    8,324      6,291
  Other direct costs........................................   11,831     11,421
                                                              -------    -------
                                                               20,155     17,712
Cost of sales of franchises and equipment...................    2,791      4,282
Company operations..........................................   16,450     16,920
Field, corporate and administrative.........................    9,562      8,263
Depreciation and amortization...............................    3,560      3,314
Interest....................................................    5,328      5,600
Other expense, net..........................................      107        560
                                                              -------    -------
    Total costs and expenses................................   57,953     56,651
                                                              -------    -------
Income before income taxes..................................   12,153     11,755
Provision for income taxes..................................    4,679      4,526
                                                              -------    -------
    Net income..............................................  $ 7,474    $ 7,229
                                                              =======    =======
NET INCOME PER SHARE
Basic.......................................................  $  0.37    $  0.36
                                                              =======    =======
Diluted.....................................................  $  0.37    $  0.36
                                                              =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic.......................................................   20,048     20,076
                                                              =======    =======
Diluted.....................................................   20,420     20,255
                                                              =======    =======

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities
  Net income................................................  $  7,474   $  7,229
  Adjustments to reconcile net income to cash provided by
    operating activities
  Depreciation and amortization.............................     3,560      3,314
  Deferred taxes............................................        38      1,252
  Contribution to ESOP......................................       374        343
  Change in current assets and liabilities
    Accounts receivable.....................................     3,065      4,368
    Inventories.............................................         8        405
    Prepaid expenses........................................    (4,681)        26
    Accounts payable........................................    (8,013)    (5,398)
    Accrued employee compensation and benefits..............    (1,334)    (1,136)
    Other accrued expenses..................................      (661)     2,776
  Other, net................................................      (275)       991
                                                              --------   --------
      Cash (used) provided by operating activities..........      (445)    14,170
                                                              --------   --------
Cash flows from investing activities
  Additions to property and equipment.......................   (21,028)   (15,773)
  Additions to notes........................................    (1,089)    (1,540)
  Principal receipts from notes and equipment contracts
    receivable..............................................     4,327      3,205
  Additions to reacquired franchises held for sale..........      (654)      (483)
                                                              --------   --------
      Cash used by investing activities.....................   (18,444)   (14,591)
                                                              --------   --------
Cash flows from financing activities
  Proceeds from issuance of long-term debt, including
    revolving line of credit................................    13,488         --
  Proceeds from sale and leaseback arrangements.............        --      1,645
  Repayment of long-term debt, including revolving line of
    credit..................................................      (130)      (142)
  Principal payments on capital lease obligations...........      (515)      (328)
  Treasury stock transactions...............................       (23)    (3,063)
  Exercise of stock options.................................       777         --
                                                              --------   --------
      Cash provided (used) by financing activities..........    13,597     (1,888)
                                                              --------   --------
Net change in cash and cash equivalents.....................    (5,292)    (2,309)
Cash and cash equivalents at beginning of period............     7,208      4,176
                                                              --------   --------
      Cash and cash equivalents at end of period............  $  1,916   $  1,867
                                                              ========   ========
Supplemental disclosures
  Interest paid, net of capitalized amounts.................  $  4,572   $  4,635
  Income taxes paid.........................................       108         51
  Capital lease obligations incurred........................       804        291

      See the accompanying notes to the consolidated financial statements.

                          IHOP CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. GENERAL: The accompanying consolidated financial statements for the three months ended March 31, 2001, have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 2000, has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

    2. SEGMENTS: IHOP identifies its operating segments based on the organizational units used by management to monitor performance and make operating decisions. The Franchise Operations segment includes restaurants operated by franchisees and area licensees in the United States, Canada and Japan. The Company Operations segment includes company-operated restaurants in the United States. We measure segment profit as operating income, which is defined as income before field, corporate and administrative expense, interest expense, and income taxes. Information on segments and a reconciliation to income before income taxes are as follows:

                                                                    SALES OF      CONSOLIDATING
                                        FRANCHISE     COMPANY      FRANCHISES      ADJUSTMENTS    CONSOLIDATED
                                        OPERATIONS   OPERATIONS   AND EQUIPMENT     AND OTHER        TOTAL
                                        ----------   ----------   -------------   -------------   ------------
                                                                    (IN THOUSANDS)
                                                                     (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001
Revenues from external customers......   $ 49,731     $16,776        $ 3,599         $    --        $ 70,106
Intercompany real estate charges
  (revenues)..........................      1,320         156             --          (1,476)             --
Depreciation and amortization.........      1,301       1,066             --           1,193           3,560
Operating income (loss)...............     22,487      (1,436)           808           5,184          27,043
Field, corporate and administrative...                                                                 9,562
Interest expense......................                                                                 5,328
Income before income taxes............                                                                12,153
Additions to long-lived assets........     14,679       1,175            654           5,174          21,682
Total assets..........................    438,808      46,866         21,887          66,860         574,421
THREE MONTHS ENDED MARCH 31, 2000
Revenues from external customers......   $ 44,657     $17,772        $ 5,977         $    --        $ 68,406
Intercompany real estate charges
  (revenues)..........................      1,495         171             --          (1,666)             --
Depreciation and amortization.........      1,008       1,057             --           1,249           3,314
Operating income (loss)...............     20,024        (953)         1,695           4,852          25,618
Field, corporate and administrative...                                                                 8,263
Interest expense......................                                                                 5,600
Income before income taxes............                                                                11,755
Additions to long-lived assets........     13,055       1,119            483           1,599          16,256
Total assets..........................    391,145      46,748         19,195          71,352         528,440

    For management reporting purposes, we treat all restaurant lease revenues and expenses as operating lease revenues and expenses, although most of these leases are direct financing leases (revenues) or capital lease (expenses). The accounting adjustments required to bring lease revenues and expenses into conformance with GAAP are included in the Consolidating Adjustments and Other segment. All of IHOP's owned land and restaurant buildings are included in the total assets of the Consolidating Adjustments and Other segment and are leased to the Franchised Operations and Company Operations segments.

                          IHOP CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain operating data for IHOP restaurants:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
                                                                   (UNAUDITED)
Restaurant Data
  Effective restaurants(a)
    Franchise...............................................       743           678
    Company.................................................        73            77
    Area license............................................       152           148
                                                              --------      --------
      Total.................................................       968           903
                                                              ========      ========
System-wide
  Sales(b)..................................................  $330,698      $298,822
    Percent increase........................................      10.7 %        10.8 %
  Average sales per effective restaurant....................  $    342      $    331
    Percent increase........................................       3.3 %         2.2 %
  Comparable average sales per restaurant(c)................  $    355      $    343
    Percent change..........................................       1.6 %        (0.7)%
Franchise
  Sales.....................................................  $275,199      $244,097
    Percent increase........................................      12.7 %        11.1 %
  Average sales per effective restaurant....................  $    370      $    360
    Percent increase........................................       2.8 %         1.4 %
  Comparable average sales per restaurant(c)................  $    369      $    356
    Percent change..........................................       1.9 %        (0.4)%
Company
  Sales.....................................................  $ 16,776      $ 17,772
    Percent change..........................................      (5.6)%        11.0 %
  Average sales per effective restaurant....................  $    230      $    231
    Percent change..........................................      (0.4)%        (0.4)%
Area License
  Sales.....................................................  $ 38,723      $ 36,953
    Percent increase........................................       4.8 %         9.2 %
  Average sales per effective restaurant....................  $    255      $    250
    Percent increase........................................       2.0 %         7.3 %

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

                          IHOP CORP. AND SUBSIDIARIES

    The following table summarizes IHOP's restaurant development and franchising activity:

                                                                   THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                                   (UNAUDITED)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP--beginning of period...................................    968           903
  New openings
    IHOP--developed.........................................      7             7
    Investor and conversion programs........................      3             1
    Area license............................................      2            --
                                                                ---           ---
      Total new openings....................................     12             8
  Closings
    Company and franchise...................................     (2)           (1)
    Area license............................................     --            (1)
                                                                ---           ---
IHOP--end of period.........................................    978           909
                                                                ===           ===
Summary--end of period
  Franchise.................................................    752           686
  Company...................................................     74            75
  Area license..............................................    152           148
                                                                ---           ---
    Total IHOP..............................................    978           909
                                                                ===           ===
RESTAURANT FRANCHISING ACTIVITY
IHOP--developed.............................................      5             8
Investor and conversion programs............................      3             1
Rehabilitated and refranchised..............................      1             3
                                                                ---           ---
  Total restaurants franchised..............................      9            12
Reacquired by IHOP..........................................     (2)           (3)
Closed......................................................     (2)           (1)
                                                                ---           ---
  Net addition..............................................      5             8
                                                                ===           ===

------------------------

FORWARD-LOOKING STATEMENTS

    The following discussion and analysis provides information we believe is relevant to an assessment and understanding of IHOP's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Certain forward-looking statements are contained in this report. They use such words as "may," "will," "expect," "believe," "plan," or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: availability of suitable locations, and terms for the sites designated for development; legislation and government regulation, including the ability to obtain satisfactory regulatory approvals; conditions beyond IHOP's control such as weather or natural disasters; availability and cost of materials and labor; power outages; higher utility costs; cost and availability of capital; competition; continuing acceptance

                          IHOP CORP. AND SUBSIDIARIES
of the International House of Pancakes and IHOP brands and concepts by guests and franchisees; IHOP's overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices and other factors discussed from time to time in our Press Releases, Public Statements and/or filings with the Securities and Exchange Commission. Forward-looking information is provided by us pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. In addition, we disclaim any intent or obligation to update these forward-looking statements.

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

    Revenues from the sale of franchises and equipment and the associated costs of such sales are affected by the number and mix of restaurants franchised. We franchise four kinds of restaurants: restaurants newly developed by IHOP, restaurants developed by franchisees, restaurants developed by area licensees and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $375,000 or more, have little if any associated franchise cost of sales and usually include a separate equipment sale in excess of $300,000 that is usually at a price that includes little or no profit margin. Franchise rights for restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and typically do not include an equipment sale. Area license rights, which we are not currently pursuing, have been granted in return for a one-time development fee that is recognized ratably as restaurants are developed in the area. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $375,000 or more, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings and the number of restaurants in our inventory of restaurants that are available for refranchising.

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

    Other expense, net consists of revenues and expenses not related to IHOP's core business operations. These include gains and losses realized from closing and selling restaurants and are unpredictable in timing and amount.

    Our results of operations are impacted by the timing of additions of new restaurants, and by the timing of the franchising of those restaurants. When a restaurant is franchised, we no longer include in our revenues the retail sales from such restaurant, but receive a one-time franchise and development

                          IHOP CORP. AND SUBSIDIARIES
fee, periodic interest on the portion of such fee financed by us and recurring payments from franchisees described above and recorded under franchise operations.

COMPARISON OF THE FIRST QUARTER ENDED MARCH 31, 2001 TO THE FIRST QUARTER ENDED
  MARCH 31, 2000

    The fiscal quarters ended March 31, 2001 and 2000 were comprised of 13 weeks (91 days).

SYSTEM-WIDE RETAIL SALES

    System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and company-operated restaurants. System-wide retail sales grew $31,876,000 or 10.7% in the first quarter of 2001. Growth in the number of effective restaurants and increases in average per unit sales caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 65 or 7.2% in the first quarter of 2001 over the first quarter of 2000 due to new restaurant development. Newly developed restaurants generally have seating and sales above the system-wide averages. System-wide comparable average sales per restaurant (exclusive of area license restaurants in Florida and Japan) grew 1.6% in the first quarter of 2001. Management continues to pursue growth in sales through new restaurant development, advertising and marketing efforts, new products, improvements in customer service and operations, and remodeling of existing restaurants.

FRANCHISE OPERATIONS

    Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest. Franchise operations revenues were 70.9% of total revenues in the first quarter of 2001. Franchise operations revenues grew $5,074,000 or 11.4% in the first quarter of 2001. Retail sales in franchise restaurants increased 12.7%. Effective franchise restaurants grew by 65 or 9.6% in the first quarter of 2001 over the first quarter of 2000. Average sales per effective franchise restaurant grew 2.8% in the first quarter of 2001.

    Franchise operations costs and expenses include facility rent, advertising, the cost of proprietary products, and other direct costs associated with franchise operations. Franchise operations costs and expenses increased $2,443,000 or 13.8% in the first quarter of 2001. Increases in franchise operations costs and expenses were generally in line with the growth in franchise operations revenue. However, the percentage increase exceeded that of revenues because of increases in rent expense. Increases in rent expense are impacted by the pricing, timing, and mix of lease transactions.

    Franchise operations margin is equal to franchise operations revenues less franchise operations costs and expenses. Franchise operations margin increased $2,631,000 to $29,576,000 in the first quarter of 2001. Franchise operations margin was 59.5% in the first quarter of 2001 compared with 60.3% in the first quarter of 2000.

SALES OF FRANCHISES AND EQUIPMENT

    Sales of franchises and equipment were 5.1% of total revenues in the first quarter of 2001. Sales of franchises and equipment decreased $2,378,000 or 39.8% in the first quarter of 2001. A decrease in the number of restaurants franchised was the primary cause of the decrease in sales of franchises and equipment. IHOP franchised 9 restaurants in the first quarter of 2001 compared to 12 in the first quarter of 2000. In the first quarter of 2001, IHOP franchised five new company developed units and one refranchised unit compared to eight company developed and three refranchised units in the first

                          IHOP CORP. AND SUBSIDIARIES
quarter of 2000. Fees on these units average $250,000 per unit as opposed to investor developed units which average $50,000.

    Cost of sales of franchises and equipment decreased $1,491,000 or 34.8% in the first quarter of 2001. The decrease was generally in line with the decrease in the sales of franchises and equipment. However, the Company also incurred preopening costs and site related costs that are not directly linked to the number of units franchised within a quarter.

    Margin on sales of franchises and equipment is equal to sales of franchises and equipment less the cost of sales of franchises and equipment. Margin on sales of franchises and equipment decreased $887,000 to $808,000 in the first quarter of 2001. Margin on sales of franchises and equipment was 22.5% in the first quarter of 2001 compared with 28.4% in the first quarter of 2000.

COMPANY OPERATIONS

    Company operations revenues are sales to customers at restaurants operated by IHOP. Company operations revenues were 23.9% of total revenues in the first quarter of 2001. Company operations revenues decreased $996,000 or 5.6% in the first quarter of 2001. Decreases in the number of effective IHOP-operated restaurants coupled with a decrease in the average sales per IHOP-operated restaurant caused the revenue decrease. Effective IHOP operated restaurants decreased by four or 5.2% in the first quarter of 2001. Average sales per effective IHOP-operated restaurant decreased by 0.4% in the first quarter of 2001.

    Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs decreased $470,000 or 2.8% in the first quarter of 2001. Company operations costs were primarily affected by decreases in the number of effective restaurants, but partially offset by increases in certain costs, primarily rent and utilities.

    Company operations margin is equal to company operations revenues less company operations costs and expenses. Company operations margin declined $526,000 to $326,000 in the first quarter of 2001. Company operations margin was 1.9% and 4.8% of company operations revenues in the first quarter of 2001 and 2000, respectively. Margins are impacted by the mix of restaurants operated by the company. The significant activity in the fourth quarter of 2000 of reacquisitions and refranchises altered the mix of restaurants.

OTHER COSTS AND EXPENSES

    Field, corporate and administrative costs and expenses in the first quarter of 2001 increased $1,299,000 or 15.7%. The rise in expenses was primarily due to higher compensation expense, rent, utilities and travel. Field, corporate and administrative expenses were 2.9% and 2.8% of system-wide sales in the first quarter of 2001 and 2000, respectively. The Company entered into a new 10 year lease for its corporate offices and opened new regional offices in the Mid-Atlantic and Rocky Mountain regions, increasing rent approximately $400,000 over the first quarter of 2000.

    Depreciation and amortization expense in the first quarter of 2001 increased $246,000 or 7.4%. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our ongoing restaurant development program.

    Interest expense decreased $272,000 or 4.9% in the first quarter of 2001. The decreases were primarily due to reductions in interest on our senior notes as the principal balances were paid down.

                          IHOP CORP. AND SUBSIDIARIES

BALANCE SHEET ACCOUNTS

    The balance of property and equipment, net at March 31, 2001, increased $16,980,000 or 8.8% from December 31, 2000 primarily due to new restaurant development.

LIQUIDITY AND CAPITAL RESOURCES

    The Company invests in its business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older company-operated restaurants. Also, the Company began repurchasing shares of its common stock in 2000. As of March 31, 2001, the Company has cumulatively repurchased 389,168 shares of its common stock, of which 182,086 shares were contributed to the Employee Stock Ownership Plan. There were 1,000 shares repurchased in the first quarter of 2001.

    In the first quarter of 2001, IHOP and its franchisees and area licensees developed and opened 12 IHOP restaurants. Of these, we developed and opened 7 restaurants, and franchisees and area licensees developed and opened 5 restaurants. Capital expenditures in the first quarter of 2001, which included our portion of the above development program, were $21.0 million. Funds for investment primarily came from our revolving line of credit. We also incurred capital lease obligations of $804,000, all of which were related to restaurant buildings.

    In 2001, IHOP and its franchisees and area licensees plan to develop and open approximately 75 to 85 restaurants. Included in that number is the development of 70 to 75 new restaurants by us and the development of 5 to 10 restaurants by our franchisees and area licensees. Capital expenditure projections for 2001, which include our portion of the above development program, are estimated to be approximately $95 to $105 million. In
November 2001, the sixth annual installment of $4.6 million in principal is due on our 7.79% senior notes due 2002 and the second installment of $3.9 million in principal is due on our senior notes due 2008. We expect that funds from operations, sale and leaseback arrangements (estimated to be about $40 to $45 million) and our $25 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures and our principal repayments on our senior notes in 2001. At March 31, 2001, $7.8 million was available to be borrowed under our noncollaterialized bank revolving credit agreement.

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

 3.2 Bylaws of IHOP Corp. (Exhibit 3.2 to IHOP Corp.'s 1997 Form 10-K is incorporated herein by reference).

 3.3 Amendment to the bylaws of IHOP Corp. dated November 14, 2000.

 11.0 Statement Regarding Computation of Per Share Earnings

    (b) On February 23, 2001 the Company filed a current report on Form 8-K, dated February 22, 2001, disclosing information about the number of new restaurants that the Company expects to open in the first quarter of 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                         IHOP Corp.
                                                                        (Registrant)

                   April 30, 2001                      By:            /s/ RICHARD K. HERZER
                    ------------                            -----------------------------------------
                       (Date)                                           Richard K. Herzer
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                              EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                                                             OFFICER)

                   April 30, 2001                      By:              /s/ ALAN S. UNGER
                    ------------                            -----------------------------------------
                       (Date)                                             Alan S. Unger
                                                                V.P.-FINANCE, TREASURER AND CHIEF
                                                              FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                                                             OFFICER)