Form 10-Q
period 2001-06-30
IHOP CORP
filed 2001-07-31
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-8360

IHOP CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3038279 (I.R.S. Employer Identification No.)
450 North Brand Boulevard, Glendale, California (Address of principal executive offices)	91203-1903 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2001
Common Stock, $.01 par value	20,399,905

IHOP CORP. AND SUBSIDIARIES
INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Item 1—Financial Statements
	Consolidated Balance Sheets—June 30, 2001 (unaudited) and December 31, 2000	3
	Consolidated Statements of Operations three months and six months ended June 30, 2001 and 2000 (unaudited)	4
	Consolidated Statements of Cash Flows six months ended June 30, 2001 and 2000 (unaudited)	5
	Notes to Consolidated Financial Statements	6
	Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	8
PART II.	OTHER INFORMATION
	Item 4—Submission of Matters to a Vote of Security Holders	14
	Item 6—Exhibits and Reports on Form 8-K	14
	(a) Exhibits
	(b) Reports on Form 8-K
	Signatures	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,886	$7,208
Receivables, net	36,863	39,600
Reacquired franchises and equipment held for sale, net	2,907	3,172
Inventories	610	691
Prepaid expenses	5,222	431

Total current assets	51,488	51,102

Long-term receivables	293,162	287,346
Property and equipment, net	216,893	193,624
Reacquired franchises and equipment held for sale, net	17,035	17,973
Excess of costs over net assets acquired, net	10,981	11,196
Other assets	2,531	971

Total assets	$592,090	$562,212

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$9,819	$8,939
Accounts payable	12,136	20,588
Accrued employee compensation and benefits	6,231	6,776
Other accrued expenses	7,130	7,835
Deferred income taxes	2,011	3,957
Capital lease obligations	2,003	1,878

Total current liabilities	39,330	49,973

Long-term debt	50,232	36,363
Deferred income taxes	50,054	46,585
Capital lease obligations and other	169,895	169,296
Shareholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized: June 30, 2001; 20,606,987 shares issued and 20,399,905 shares outstanding; December 31, 2000; 20,299,091 shares issued and 20,011,341 shares outstanding	206	203
Additional paid-in capital	73,683	69,655
Retained earnings	211,274	193,632
Treasury stock, at cost (207,082 and 287,750 shares at June 30, 2001 and December 31, 2000)	(3,386)	(5,170)
Contribution to ESOP	802	1,675

Total shareholders' equity	282,579	259,995

Total liabilities and shareholders' equity	$592,090	$562,212

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues
Franchise operations
Rent	$16,130	$12,697	$30,574	$24,418
Service fees and other	35,056	32,525	70,343	65,461

	51,186	45,222	100,917	89,879
Sale of franchises and equipment	13,639	8,425	17,238	14,402
Company operations	18,000	16,657	34,776	34,429

Total revenues	82,825	70,304	152,931	138,710

Costs and Expenses
Franchise operations
Rent	9,179	6,814	17,503	13,105
Other direct costs	11,861	10,945	23,692	22,366

	21,040	17,759	41,195	35,471
Cost of sales of franchises and equipment	8,761	5,459	11,552	9,741
Company operations	17,249	15,938	33,699	32,858
Field, corporate and administrative	10,432	9,546	19,994	17,809
Depreciation and amortization	3,667	3,338	7,227	6,652
Interest	5,286	5,221	10,614	10,821
Other (income) and expense, net	(143)	(443)	(36)	117

Total costs and expenses	66,292	56,818	124,245	113,469

Income before income taxes	16,533	13,486	28,686	25,241
Provision for income taxes	6,365	5,192	11,044	9,718

Net income	$10,168	$8,294	$17,642	$15,523

Net Income Per Share
Basic	$0.50	$0.41	$0.88	$0.78

Diluted	$0.49	$0.41	$0.86	$0.77

Weighted Average Shares Outstanding
Basic	20,272	19,988	20,160	20,026

Diluted	20,625	20,202	20,522	20,223

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities
Net income	$17,642	$15,523
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	7,227	6,652
Deferred taxes	1,523	2,373
Contribution to ESOP	802	760
Change in current assets and liabilities
Accounts receivable	2,467	4,095
Inventories	81	433
Prepaid expenses	(4,791)	(31)
Accounts payable	(8,452)	(1,616)
Accrued employee compensation and benefits	(545)	(1,962)
Other accrued expenses	(705)	2,335
Other, net	(1,246)	778

Cash provided by operating activities	14,003	29,340

Cash flows from investing activities
Additions to property and equipment	(47,952)	(37,473)
Additions to notes	(5,850)	(4,344)
Principal receipts from notes and equipment contracts receivable	7,632	6,172
Additions to reacquired franchises held for sale	(954)	(698)

Cash used in investing activities	(47,124)	(36,343)

Cash flows from financing activities
Proceeds from issuance of long-term debt, including revolving line of credit	26,319	4,700
Proceeds from sale and lease back arrangements	13,803	7,056
Repayment of long-term debt, including revolving line of credit	(11,570)	(4,983)
Principal payments on capital lease obligations	(893)	(624)
Treasury stock transactions	(23)	(4,041)
Exercise of stock options	4,163	883

Cash provided by financing activities	31,799	2,991

Net change in cash and cash equivalents	(1,322)	(4,012)
Cash and cash equivalents at beginning of period	7,208	4,176

Cash and cash equivalents at end of period	$5,886	$164

Supplemental disclosures
Interest paid, net of capitalized amounts	$10,639	$10,711
Income taxes paid	5,646	7,052
Capital lease obligations incurred	530	1,975

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.  General:  The accompanying consolidated financial statements for the three months and six months ended June 30, 2001, have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP") are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 2000, has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

    2.  Segments:  IHOP identifies its operating segments based on the organizational units used by management to monitor performance and make operating decisions. The Franchise Operations segment includes restaurants operated by franchisees and area licensees in the United States, Canada and Japan (see Note 3, below). The Company Operations segment includes company-operated restaurants in the United States. We measure segment profit as operating income, which is defined as income before field, corporate and administrative expense, interest expense, and income taxes. Information on segments and reconciliation to income before income taxes are as follows:

	Franchise Operations	Company Operations	Sales of Franchises and Equipment	Consolidating Adjustments and Other	Consolidated Total
	(In thousands) (Unaudited)
Three Months Ended June 30, 2001
Revenues from external customers	$51,186	$18,000	$13,639	$—	$82,825
Intercompany real estate charges (revenues)	1,459	219	—	(1,678)	—
Depreciation and amortization	1,393	1,079	—	1,195	3,667
Operating income (loss)	22,602	(1,030)	4,878	5,801	32,251
Field, corporate and administrative					10,432
Interest expense					5,286
Income before income taxes					16,533
Additions to long-lived assets	13,328	337	300	13,258	27,223
Total assets	450,602	42,756	19,942	78,790	592,090
Three Months Ended June 30, 2000
Revenues from external customers	$45,222	$16,657	$8,425	$—	$70,304
Intercompany real estate charges (revenues)	1,662	144	—	(1,806)	—
Depreciation and amortization	1,059	965	—	1,314	3,338
Operating income (loss)	20,564	(948)	2,966	5,671	28,253
Field, corporate and administrative					9,546
Interest expense					5,221
Income before income taxes					13,486
Additions to long-lived assets	12,433	3,381	215	5,886	21,915
Total assets	393,427	47,221	19,129	74,645	534,422

    2.  Segments (Continued):

	Franchise Operations	Company Operations	Sales of Franchises and Equipment	Consolidating Adjustments and Other	Consolidated Total
Six Months Ended June 30, 2001
Revenues from external customers	$100,917	$34,776	$17,238	$—	$152,931
Intercompany real estate charges (revenues)	2,779	375	—	(3,154)	—
Depreciation and amortization	2,694	2,145	—	2,388	7,227
Operating income (loss)	45,166	(2,468)	5,686	10,910	59,294
Field, corporate and administrative					19,994
Interest expense					10,614
Income before income taxes					28,686
Additions to long-lived assets	28,007	1,512	954	18,433	48,906
Total assets	450,602	42,756	19,942	78,790	592,090
Six Months Ended June 30, 2000
Revenues from external customers	$89,879	$34,429	$14,402	$—	$138,710
Intercompany real estate charges (revenues)	3,157	315	—	(3,472)	—
Depreciation and amortization	2,067	2,022	—	2,563	6,652
Operating income (loss)	40,588	(1,901)	4,661	10,523	53,871
Field, corporate and administrative					17,809
Interest expense					10,821
Income before income taxes					25,241
Additions to long-lived assets	25,488	4,500	698	7,485	38,171
Total assets	393,427	47,221	19,129	74,645	534,422

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

    3.  Other Transactions:  The area licensee in Japan negotiated an early termination of the area license agreement as of April 30, 2001 that was originally scheduled to terminate in August 2003. A termination fee of approximately $250,000 was received by IHOP and the area licensee discontinued the operation of the 32 IHOP restaurants in Japan. Royalty income from this area licensee was:

	2001	2000
Three months ended June 30	$4,000	$76,000
Six months ended June 30	$61,000	$152,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The following table sets forth certain operating data for IHOP restaurants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In thousands) (Unaudited)
Restaurant Data
Effective restaurants(a)
Franchise	754	690	749	684
Company	74	71	73	74
Area license(d)	130	150	141	149

Total	958	911	963	907

System-wide
Sales(b)	$331,131	$308,663	$661,829	$607,485
Percent increase	7.3%	10.8%	8.9%	10.8%
Average sales per effective restaurant	$346	$339	$687	$670
Percent increase	2.1%	3.0%	2.5%	2.6%
Comparable average sales per restaurant(c)	$360	$355	$715	$699
Percent change	(0.2)%	0.6%	0.8%	0.2%
Franchise
Sales	$280,512	$255,459	$555,711	$499,556
Percent increase	9.8%	12.4%	11.2%	11.7%
Average sales per effective restaurant	$372	$370	$742	$730
Percent increase	0.5%	1.6%	1.6%	1.5%
Comparable average sales per restaurant(c)	$371	$367	$739	$724
Percent change	(0.1)%	0.8%	1.0%	0.5%
Company
Sales	$18,000	$16,657	$34,776	$34,429
Percent change	8.1%	(7.6)%	1.0%	1.2%
Average sales per effective restaurant	$243	$235	$476	$465
Percent change	3.4%	(2.1)%	2.4%	(1.7)%
Area License
Sales	$32,619	$36,547	$71,342	$73,500
Percent change	(10.7)%	10.2%	(2.9)%	9.7%
Average sales per effective restaurant	$251	$244	$506	$493
Percent change	2.9%	7.5%	2.6%	6.7%

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

(d)
Excluding the units in Japan, system-wide sales increased 9.3% for the quarter and 10.5% for the six months ended June 30; effective restaurants grew by 8.0% in the quarter and 7.8% for the six months ended June 30; average sales per effective restaurants increased 1.2% in the quarter and 2.5% for the six months ended June 30, 2001 over the same periods in 2000.

    The following table summarizes IHOP's restaurant development and franchising activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP-beginning of period	978	909	968	903
New openings
IHOP-developed	18	15	25	22
Investor and conversion programs	3	2	6	3
Area license	1	4	3	4

Total new openings	22	21	34	29
Closings
Company and franchise	(3)	(7)	(5)	(8)
Area license	(32)	—	(32)	(1)

IHOP-end of period	965	923	965	923

Summary-end of period
Franchise	774	697	774	697
Company	70	74	70	74
Area license	121	152	121	152

Total IHOP	965	923	965	923

RESTAURANT FRANCHISING ACTIVITY
IHOP-developed	21	12	26	20
Investor and conversion programs	3	2	6	3
Rehabilitated and refranchised	3	2	4	5

Total restaurants franchised	27	16	36	28
Reacquired by IHOP	(2)	(3)	(4)	(6)
Closed	(3)	(2)	(5)	(3)

Net addition	22	11	27	19

Forward-Looking Statements

    The following discussion and analysis provides information we believe is relevant to an assessment and understanding of IHOP's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Certain forward-looking statements are contained in this report. They use such words as "may," "will," "expect," believe," "plan," or other similar terminology. These statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: availability of suitable locations, and terms for the sites designated for development; legislation and government regulation, including the ability to obtain satisfactory regulatory approvals; conditions beyond IHOP's control such as weather or natural disasters; availability and cost of materials and labor; power outages; higher utility costs; costs and availability of capital; competition; continuing acceptance of the International House of Pancakes and IHOP brands and concepts by guests and franchisees; IHOP's overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in accounting policies and practices and other factors discussed from time to time in our Press Releases, Public Statements and/or filings with the Securities and Exchange Commission.

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

    Franchise operations revenues include payments from franchisees of rents, royalties and advertising fees, proceeds from the sale of proprietary products, interest income received in connection with the financing of franchise and development fees and equipment sales, interest income received from direct financing leases on franchised restaurant buildings, and payments from area licensees of royalties and advertising fees.

    Sale of franchises and equipment and the associated costs of such sales are affected by the number and mix of restaurants franchised. We franchise four types of restaurants: restaurants newly developed by IHOP, restaurants developed by franchisees, restaurants developed by area licensees and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $375,000 or more, have minor associated franchise cost of sales and usually include a separate equipment sale in excess of $300,000 that is usually at a price that includes little or no profit margin. Franchise rights for restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and typically do not include an equipment sale. Area license rights, which we are not currently pursuing, have been granted in return for a one-time development fee that is recognized ratably as restaurants are developed in the area. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $375,000 or more, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings and the number of restaurants in our inventory of restaurants that are available for refranchising.

    Company operations revenues consist of retail sales at IHOP-operated restaurants.

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

    Our results of operations are impacted by the timing of additions of new restaurants, and by the timing of the franchising of those restaurants. When a restaurant is franchised, we no longer include in our revenues the retail sales from that restaurant, but we receive a one-time franchise and development fee, periodic interest on the portion of such fee financed by us and recurring payments as described above under franchise operations revenues.

Comparison of the Second Quarter and the Six Months Ended June 30, 2001 to the Second Quarter and Six Months Ended June 30, 2000

    The second quarter and the six months ended June 30, 2001 and 2000 were both comprised of 13 weeks (91 days) and 26 weeks (182 days), respectively.

System-Wide Retail Sales

    System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and company-operated restaurants. System-wide retail sales grew by 7.3% in the second quarter and by 8.9% in the first six months of 2001 over the same periods in the prior year. Growth in the number of effective restaurants and increases in average per unit sales caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 5.2% in the second quarter and by 6.2% in the first six months of 2001 over the same periods in 2000 due to new restaurant development. Newly developed restaurants generally have higher seating capacity and sales than the system-wide averages. System-wide comparable average sales per restaurant (exclusive of area license restaurants in Florida and Japan) declined by 0.2% in the second quarter and grew by 0.8% in the first six months of 2001. Management continues to pursue growth in sales through new restaurant development, advertising and marketing efforts, new products, improvements in customer service and operations, and remodeling of existing restaurants.

Franchise Operations

    Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, proprietary product sales, advertising fees and interest. Franchise operations revenues grew by 13.2% in the second quarter and by 12.3% in the first six months of 2001 compared to the same periods of the prior year. Retail sales in franchise restaurants increased 9.8% and 11.2% for the second quarter and first six months of 2001. Effective franchise restaurants grew by 9.3% in the second quarter and by 9.5% in the first six months of 2001 over the same periods in the prior year. Average sales per effective franchise restaurant grew 0.5% in the second quarter and 1.6% in the first six months of 2001.

    Franchise operations costs and expenses include facility rent, advertising, the cost of proprietary products, and other direct costs associated with franchise operations. Franchise operations costs and expenses increased by 18.5% in the second quarter and by 16.1% in the first six months of 2001 over the same periods in the prior year. Increases in franchise operations costs and expenses were generally in line with the growth in franchise operations revenue. However, the percentage increase exceeded that of revenues primarily due to higher rent expense.

    Rent expense has been effected primarily by lease accounting issues not economic ones. Most of the leases and subleases entered into by the company beginning in 2000 have been accounted for as operating leases, whereas most leases prior to 2000 were accounted for as capital leases. As a result, rent income and expense are increasing and interest income and expense related to real estate leases, (and associated receivables and liabilities) are not.

    Sublease transactions with franchisees are structured with little or no margin at inception of the sublease, but with margin improvement over the life of the lease. New unit development will therefore have a negative effect on rent margin percentages. Actual profit margin on rent transactions increased $1.1 million to $7 million in the second quarter, an 18.2% improvement over the $5.9 million rent margin in the second quarter of 2000. This reflects the margin improvement achieved as the subleases mature. The timing of lease transactions also have an impact on rent expense.

    Franchise operations margin as a percent of revenues was 58.9% and 59.2% in the second quarter and first six months of 2001 compared with 60.7% and 60.5% in the same periods of 2000. The decrease in the margin percentage was primarily due to lease accounting issues mentioned above.

Sales of Franchises and Equipment

    Sales of franchises and equipment increased by 61.9% in the second quarter and by 19.7% in the first six months of 2001 over the comparable periods in the prior year. An increase in the number of restaurants franchised was the primary cause of the increase in sales of franchises and equipment. IHOP franchised 27 restaurants in the second quarter and 36 in the first six months of 2001, compared to 16 and 28 in the same periods of 2000.

    Cost of sales of franchises and equipment increased by 60.5% in the second quarter and by 18.6% in the first six months of 2001. The increase was generally in line with the increase in the sales of franchises and equipment. However, the Company also incurs preopening costs and site related costs that are not directly linked to the number of units franchised within a quarter.

    Margin on sales of franchises and equipment as a percent of applicable revenues was 35.8% and 33.0% in the second quarter and first six months of 2001 compared with 35.2% and 32.4% in the same periods of 2000. The stability in margin reflects the consistency in the mix of units franchised, i.e. IHOP developed, investor developed or refranchised.

Company Operations

    Company operations revenues are retail sales to customers at restaurants operated by IHOP. Company operations revenues increased by 8.1% in the second quarter and by 1.0% in the first six months of 2001 over the same periods in the prior year. An increase in the average sales per IHOP-operated restaurant caused the revenue increase. Effective IHOP-operated restaurants grew by 4.2% in the second quarter and decreased by 1.4% in the first six months of 2001 over the same periods in 2000. Average sales per effective IHOP-operated restaurant increased by 3.4% and 2.4% in the second quarter and first six months of 2001.

    Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs increased by 8.2% in the second quarter and by 2.6% in the first six months of 2001. Company operations costs were primarily affected by increases in the number of effective restaurants, but were also impacted by increases in certain costs, primarily rent and utilities.

    Company operations margin as a percent of company operations revenues was 4.2% and 3.1% in the second quarter and first six months of 2001 compared with 4.3% and 4.6% in the same periods in the prior year. Company operations margin was negatively impacted by the increases in rent and utility costs described above in the Company operations costs and expenses section.

Other Costs and Expenses

    Field, corporate and administrative costs and expenses increased by 9.3% in the second quarter and by 12.3% in the first six months of 2001 over the same periods in the prior year. The rise in expenses was primarily due to higher compensation and rent expenses. The primary cause of the increases in rent expense was the initiation of a new 10-year lease for the Company's corporate headquarters in late 2000 and the opening of a new regional office in the Rocky Mountain area in early 2001. Field, corporate and administrative expenses were 3.2% and 3.0% of system-wide sales in the second quarter and first six months of 2001 compared to 3.1% and 2.9% in the same periods in 2000.

    Depreciation and amortization expense increased by 9.9% in the second quarter and by 8.6% in the first six months of 2001 over the same periods in 2000. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our restaurant development program.

    Interest expense increased by 1.3% in the second quarter and decreased by 1.9% in the first six months of 2001 compared to the same periods in the prior year. Long term debt increased by approximately $15 million since December 31, 2000. However, the Company has benefited from lower interest rates currently available.

Balance Sheet Accounts

    The balance of property and equipment, net at June 30, 2001, increased by 12.0% from December 31, 2000 primarily due to new restaurant development.

Liquidity and Capital Resources

    The Company invests in its business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older company-operated restaurants. Also, the Company began repurchasing shares of its common stock in 2000. As of June 30, 2001, the Company has cumulatively repurchased 389,168 shares of its common stock, of which 182,086 shares were contributed to the Employee Stock Ownership Plan. There were 1,000 shares repurchased in the first six months of 2001.

    In the first six months of 2001, IHOP and its franchisees and area licensees developed and opened 34 IHOP restaurants. Of these, we developed and opened 25 restaurants, and franchisees and area licensees developed and opened 9 restaurants. Capital expenditures in the first six months of 2001, which included our portion of the above development program, were $48 million. Funds for investment primarily came from operations, additional long term debt and our revolving line of credit.

    In 2001, IHOP and its franchisees and area licensees plan to develop and open approximately 75 to 85 restaurants. Included in that number is the development of 70 to 75 new restaurants by us and the development of 5 to 10 restaurants by our franchisees and area licensees. Capital expenditure projections for 2001, which include our portion of the above development program, are estimated to be approximately $95 to $105 million. In November 2001, the sixth annual installment of $4.6 million in principal will be due on our 7.79% senior notes due 2002 and the second installment of $3.9 million in principal will be due on our senior notes due 2008. We expect that funds from operations, sale and leaseback arrangements (estimated to be about $40 to $45 million) and other borrowings including our $25 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures and our principal repayments on our senior notes in 2001. At June 30, 2001, $19 million was available to be borrowed under our noncollateralized bank revolving credit agreement.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

    The annual meeting of shareholders (the "Meeting") was held on May 15, 2001. Shareholders voted in person or by proxy for the following purposes.

    (a) Shareholders voted to elect three Class I directors, each to serve for a term of three years, as follows:

Nominee	Votes For	Votes Withheld
Frank Edelstein	15,393,192	3,765,530
Neven C. Hulsey	15,396,322	3,762,400
Caroline W. Nahas	15,432,307	3,726,415

    There were no abstentions or broker non-votes. Directors whose terms of office continued after the meeting were Richard K. Herzer, H. Frederick Christie, Michael S. Gordon, Larry Alan Kay, Dennis M. Leifheit, and Patrick W. Rose.

    (b) Shareholders voted to approve and ratify the adoption of the IHOP Corp. 2001 Stock Incentive Plan. 12,483,471 shares were voted in favor of the proposal, 4,078,406 shares were voted against, there were 282,062 abstentions and 2,314,783 broker non-votes.

    (c) Shareholders voted to approve and ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2001. 19,117,193 shares were voted in favor of this proposal, 29,683 shares were voted against, there were 11,846 abstentions and no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

3.1	Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K") is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to IHOP Corp.'s 1997 Form 10-K is incorporated herein by reference).
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.'s Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
11.0	Statement Regarding Computation of Per Share Earnings.

    (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHOP CORP. (Registrant)

July 31, 2001 (Date)	BY:	/s/ RICHARD K. HERZER Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

July 31, 2001 (Date)		/s/ ALAN S. UNGER V.P.-Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

IHOP CORP. AND SUBSIDIARIES INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
IHOP CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
IHOP CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
IHOP CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
IHOP CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES