Form 10-Q
period 2001-09-30
IHOP CORP
filed 2001-10-30
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2001
Common Stock, $.01 par value	20,691,736

IHOP CORP. AND SUBSIDIARIES
INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Item 1—Financial Statements
	Consolidated Balance Sheets—September 30, 2001 (unaudited) and December 31, 2000	3
	Consolidated Statements of Operations—Three Months and Nine Months Ended September 30, 2001 and 2000 (unaudited)	4
	Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2001 and 2000 (unaudited)	5
	Notes to Consolidated Financial Statements	6
	Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	8
PART II.	OTHER INFORMATION
	Item 6—Exhibits and Reports on Form 8-K	14
	(a) Exhibits
	(b) Reports on Form 8-K
	Signatures	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,936	$7,208
Receivables, net	40,334	39,600
Reacquired franchises and equipment held for sale, net	3,141	3,172
Inventories	784	691
Prepaid expenses	518	431

Total current assets	51,713	51,102

Long-term receivables	296,522	287,346
Property and equipment, net	233,142	193,624
Reacquired franchises and equipment held for sale, net	17,797	17,973
Excess of costs over net assets acquired, net	10,874	11,196
Other assets	3,082	971

Total assets	$613,130	$562,212

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$9,711	$8,939
Accounts payable	10,321	20,588
Accrued employee compensation and benefits	6,769	6,776
Other accrued expenses	8,781	7,835
Deferred income taxes	2,267	3,957
Capital lease obligations	2,062	1,878

Total current liabilities	39,911	49,973

Long-term debt	50,004	36,363
Deferred income taxes	51,413	46,585
Capital lease obligations and other	171,906	169,296
Commitments and Contingencies	—	—
Shareholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized: September 30, 2001; 20,898,818 shares issued and 20,691,736 shares outstanding; December 31, 2000; 20,299,091 shares issued and 20,011,341 shares outstanding	209	203
Additional paid-in capital	79,391	69,655
Retained earnings	222,350	193,632
Treasury stock, at cost (207,082 and 287,750 shares at September 30, 2001 and December 31, 2000, respectively)	(3,386)	(5,170)
Contribution to ESOP	1,332	1,675

Total shareholders' equity	299,896	259,995

Total liabilities and shareholders' equity	$613,130	$562,212

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues
Franchise operations
Rent	$17,159	$13,144	$47,733	$37,562
Service fees and other	36,334	33,863	106,677	99,324

	53,493	47,007	154,410	136,886
Sale of franchises and equipment	10,391	12,675	27,629	27,077
Company operations	17,212	18,985	51,988	53,414

Total revenues	81,096	78,667	234,027	217,377

Costs and Expenses
Franchise operations
Rent	9,788	7,018	27,291	20,123
Other direct costs	12,371	11,415	36,063	33,781

	22,159	18,433	63,354	53,904
Cost of sales of franchises and equipment	6,734	7,800	18,286	17,541
Company operations	16,319	18,036	50,018	50,894
Field, corporate and administrative	9,922	8,856	29,916	26,665
Depreciation and amortization	3,671	3,398	10,898	10,050
Interest	5,236	5,364	15,850	16,185
Other (income) and expense, net	(208)	391	(244)	508

Total costs and expenses	63,833	62,278	188,078	175,747

Income before income taxes	17,263	16,389	45,949	41,630
Provision for income taxes	6,187	6,310	17,231	16,028

Net income	$11,076	$10,079	$28,718	$25,602

Net Income Per Share
Basic	$0.54	$0.50	$1.41	$1.28

Diluted	$0.53	$0.50	$1.39	$1.27

Weighted Average Shares Outstanding
Basic	20,572	20,004	20,297	20,019

Diluted	20,948	20,268	20,664	20,238

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities
Net income	$28,718	$25,602
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,898	10,050
Deferred taxes	3,138	3,564
Contribution to ESOP	1,332	1,207
Change in current assets and liabilities
Accounts receivable	(1,460)	1,947
Inventories	(93)	406
Prepaid expenses	(87)	(236)
Accounts payable	(10,267)	(648)
Accrued employee compensation and benefits	(7)	(1,043)
Other accrued expenses	946	2,354
Other, net	(1,094)	4,038

Net cash provided by operating activities	32,024	47,241

Cash flows from investing activities
Additions to property and equipment	(79,659)	(70,860)
Additions to notes	(8,933)	(8,638)
Principal receipts from notes and equipment contracts receivable	11,129	9,136
Additions to reacquired franchises held for sale	(1,474)	(1,280)

Net cash used in investing activities	(78,937)	(71,642)

Cash flows from financing activities
Proceeds from issuance of long-term debt, including revolving line of credit	26,532	8,803
Proceeds from sale and lease back arrangements	23,549	16,625
Repayment of long-term debt, including revolving line of credit	(12,119)	(390)
Principal payments on capital lease obligations	(1,172)	(1,006)
Treasury stock transactions	(23)	(4,447)
Exercise of stock options	9,874	1,381

Net cash provided by financing activities	46,641	20,966

Net change in cash and cash equivalents	(272)	(3,435)
Cash and cash equivalents at beginning of period	7,208	4,176

Cash and cash equivalents at end of period	$6,936	$741

Supplemental disclosures
Interest paid, net of capitalized amounts	$15,119	$15,235
Income taxes paid	10,354	12,470
Capital lease obligations incurred	2,388	3,530

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.  General:  The accompanying consolidated financial statements for the three and nine months ended September 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP" or "The Company") are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 31, 2000, has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

    2.  Segments:  IHOP identifies its operating segments based on the organizational units used by management to monitor performance and make operating decisions. The Franchise Operations segment includes restaurants operated by franchisees and area licensees in the United States, Canada and Japan (see Note 3 below). The Company Operations segment includes Company-operated restaurants in the United States. We measure segment profit as operating income, which is defined as income before field, corporate and administrative expense, interest expense, and income taxes. Information on segments and reconciliation to income before income taxes are as follows:

	Franchise Operations	Company Operations	Sales of Franchises and Equipment	Consolidating Adjustments and Other	Consolidated Total
			(In thousands) (Unaudited)
Three Months Ended September 30, 2001
Revenues from external customers	$52,312	$17,212	$10,391	$1,181	$81,096
Intercompany real estate charges (revenues)	1,619	239	—	(1,858)	—
Depreciation and amortization	1,449	960	—	1,262	3,671
Operating income (loss)	23,303	(723)	3,657	6,184	32,421
Field, corporate and administrative					9,922
Interest expense					5,236
Income before income taxes					17,263
Additions to long-lived assets	18,715	2,486	520	10,506	32,227
Total assets	461,112	47,474	20,938	83,606	613,130
Three Months Ended September 30, 2000
Revenues from external customers	$46,946	$18,985	$12,675	$61	$78,667
Intercompany real estate charges (revenues)	1,741	186	—	(1,927)	—
Depreciation and amortization	1,016	1,065	—	1,317	3,398
Operating income (loss)	21,416	(850)	4,875	5,168	30,609
Field, corporate and administrative					8,856
Interest expense					5,364
Income before income taxes					16,389
Additions to long-lived assets	17,402	4,036	1,450	11,949	34,837
Total assets	406,125	51,677	20,054	80,242	558,098

    2.  Segments (continued):

	Franchise Operations	Company Operations	Sales of Franchises and Equipment	Consolidating Adjustments and Other	Consolidated Total
			(In thousands) (Unaudited)
Nine Months Ended September 30, 2001
Revenues from external customers	$152,192	$51,988	$27,629	$2,218	$234,027
Intercompany real estate charges (revenues)	4,398	614	—	(5,012)	—
Depreciation and amortization	4,143	3,105	—	3,650	10,898
Operating income (loss)	68,469	(3,191)	9,343	17,094	91,715
Field, corporate and administrative					29,916
Interest expense					15,850
Income before income taxes					45,949
Additions to long-lived assets	46,722	3,998	1,474	28,939	81,133
Total assets	461,112	47,474	20,938	83,606	613,130
Nine Months Ended September 30, 2000
Revenues from external customers	$136,763	$53,414	$27,077	$123	$217,377
Intercompany real estate charges (revenues)	4,898	501	—	(5,399)	—
Depreciation and amortization	3,083	3,087	—	3,880	10,050
Operating income (loss)	62,004	(2,751)	9,536	15,691	84,480
Field, corporate and administrative					26,665
Interest expense					16,185
Income before income taxes					41,630
Additions to long-lived assets	42,890	8,536	2,647	19,434	73,507
Total assets	406,125	51,677	20,054	80,242	558,098

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

    3.  Other Transactions:  The area licensee in Japan negotiated an early termination of the area license agreement as of April 30, 2001 that was originally scheduled to terminate in August 2003. A termination fee of approximately $250,000 was received by IHOP and the area licensee discontinued the operation of the 32 IHOP restaurants in Japan. Royalty income from this area licensee was:

	2001	2000
Three months ended September 30	$0	$66,000
Nine months ended September 30	$61,000	$218,000

    4.  New Accounting Pronouncements:

    In June 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued and are effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. The adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on the Company's results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The following table sets forth certain operating data for IHOP restaurants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands) (Unaudited)
Restaurant Data
Effective restaurants(a)(d)
Franchise	773	698	757	689
Company	69	77	72	75
Area license	122	151	135	150

Total	964	926	964	914

System-wide
Sales(b)(d)	$342,391	$321,546	$1,004,220	$929,031
Percent change	6.5%	11.0%	8.1%	10.9%
Average sales per effective restaurant(d)	$355	$347	$1,042	$1,016
Percent change	2.3%	3.9%	2.6%	3.0%
Comparable average sales per restaurant(c)	$369	$365	$1,086	$1,068
Percent change	(0.4)%	1.6%	0.5%	0.9%
Franchise
Sales	$294,991	$265,867	$850,702	$765,423
Percent change	11.0%	12.2%	11.1%	11.9%
Average sales per effective restaurant	$382	$381	$1,124	$1,111
Percent change	0.3%	3.5%	1.2%	2.3%
Comparable average sales per restaurant(c)	$380	$378	$1,120	$1,105
Percent change	(0.3)%	1.9%	0.7%	1.1%
Company
Sales	$17,212	$18,985	$51,988	$53,414
Percent change	(9.3)%	3.9%	(2.7)%	2.1%
Average sales per effective restaurant	$249	$247	$722	$712
Percent change	0.8%	1.2%	1.4%	(0.6)%
Area License
Sales	$30,188	$36,694	$101,530	$110,194
Percent change	(17.7)%	6.7%	(7.9)%	8.7%
Average sales per effective restaurant	$247	$243	$752	$735
Percent change	1.6%	5.2%	2.3%	6.5%

(a)
"Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period.
(b)
"System-wide sales" are retail sales of franchisees, area licensees and company-operated restaurants, as reported to IHOP.
(c)
"Comparable average sales" reflects sales for restaurants that are operated for the entire fiscal period in which they are being compared. Because of new unit openings and store closures, the restaurants opened for an entire fiscal period being compared will be different from period to period. Comparable average sales do not include data on restaurants located in Florida and Japan.
(d)
Excluding the units in Japan, system-wide sales increased 9.2% for the quarter and 10.1% for the nine months ended September 30, 2001, respectively; effective restaurants grew by 7.9% in the quarter and 7.8% for the nine months ended September 30, 2001, respectively; average sales per effective restaurants increased 1.1% in the quarter and 2.0% for the nine months ended September 30, 2001 over the same periods in 2000.

    The following table summarizes IHOP's restaurant development and franchising activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP-beginning of period	965	923	968	903
New openings
IHOP-developed	17	23	42	45
Investor and conversion programs	1	6	7	9
Area license	2	—	5	4

Total new openings	20	29	54	58
Closings
Company and franchise	(3)	(5)	(8)	(13)
Area license	—	(1)	(32)	(2)

IHOP-end of period	982	946	982	946

Summary-end of period
Franchise	789	717	789	717
Company	70	78	70	78
Area license	123	151	123	151

Total IHOP	982	946	982	946

RESTAURANT FRANCHISING ACTIVITY
IHOP-developed	17	20	43	40
Investor and conversion programs	1	6	7	9
Rehabilitated and refranchised	1	1	5	6

Total restaurants franchised	19	27	55	55
Reacquired by IHOP	(3)	(3)	(7)	(9)
Closed	(1)	(4)	(6)	(7)

Net addition	15	20	42	39

Forward-Looking Statements

    The following discussion and analysis provides information we believe is relevant to an assessment and understanding of IHOP's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Certain forward-looking statements are contained in this report. They use such words as "may," "will," "expect," believe," "plan," or other similar terminology. These statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: availability of suitable locations, and terms for the sites designated for development; legislation and government regulation, including the ability to obtain satisfactory regulatory approvals; conditions beyond IHOP's control such as weather, natural disasters or acts of war or terrorism; availability and cost of materials and labor; power outages; higher utility costs; costs and availability of capital; competition; continuing acceptance of the International House of Pancakes and IHOP brands and concepts by guests and franchisees; IHOP's overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in accounting policies and practices and other factors discussed from time to time in our Press Releases, Public Statements and/or filings with the Securities and Exchange Commission.

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

    Sale of franchises and equipment and the associated costs of such sales are affected by the number and mix of restaurants franchised. We franchise four types of restaurants: restaurants newly developed by IHOP, restaurants developed by franchisees, restaurants developed by area licensees and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $375,000 or more, have minor associated franchise cost of sales and usually include a separate equipment sale in excess of $300,000 that is usually at a price that includes little or no profit margin. Franchise rights for restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales and typically do not include an equipment sale. The sale of area license rights, which we are not currently pursuing, have historically been granted in return for a one-time development fee that is recognized ratably as restaurants are developed in the assigned area. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $375,000 or more, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings, the number of restaurants in our inventory of restaurants that are available for refranchising, and the level of interest among potential franchisees.

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

    Our results of operations are impacted by the timing of additions of new restaurants, and by the timing of the franchising of those restaurants. When a restaurant is franchised, we no longer include in our revenues the retail sales from that restaurant, but we receive a one-time franchise or development fee, periodic interest on the portion of such fee financed by us and recurring payments as described above under franchise operations revenues.

Comparison of the Third Quarter and the Nine Months Ended September 30, 2001 to the Third Quarter and Nine Months Ended September 30, 2000

    The third quarter and the nine months ended September 30, 2001 and 2000 were both comprised of 13 weeks (91 days) and 39 weeks (273 days), respectively.

System-wide Retail Sales

    System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and company-operated restaurants. System-wide retail sales grew by 6.5% in the third quarter and by 8.1% in the first nine months of 2001 over the same periods in the prior year. Growth in the number of effective restaurants and increases in average per unit sales caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 4.1% in the third quarter and by 5.5% in the first nine months of 2001 over the same periods in 2000 due to new restaurant development. Newly developed restaurants generally have higher seating capacity and sales than the system-wide averages. System-wide comparable average sales per restaurant (exclusive of area license restaurants in Florida and Japan) declined by 0.4% in the third quarter and grew by 0.5% in the first nine months of 2001. Management continues to pursue growth in sales through new restaurant development, advertising and marketing efforts, new products, improvements in customer service and operations, and remodeling of existing restaurants.

    Since the tragic events of September 11, 2001, IHOP has experienced some decline in retail sales. During the six weeks subsequent to September 11, 2001, comparable average sales are approximately 2% below the prior year.

Franchise Operations

    Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, proprietary product sales, advertising fees and interest. Franchise operations revenues grew by 13.8% in the third quarter and by 12.8% in the first nine months of 2001 compared to the same periods of the prior year. Retail sales in franchise restaurants increased 11.0% and 11.1% for the third quarter and first nine months of 2001, respectively. Effective franchise restaurants grew by 10.7% in the third quarter and by 9.9% in the first nine months of 2001 over the same periods in the prior year. Average sales per effective franchise restaurant grew 0.3% in the third quarter and by 1.2% in the first nine months of 2001 over the same periods in 2000.

    Franchise operations costs and expenses include facility rent, advertising, the cost of proprietary products, and other direct costs associated with franchise operations. Franchise operations costs and expenses increased by 20.2% in the third quarter and by 17.5% in the first nine months of 2001 over the same periods in the prior year. Increases in franchise operations costs and expenses were greater than the growth in franchise operations revenue due to higher rent expense.

    Rent expense has been affected primarily by lease accounting issues not economic ones. Most of the leases and subleases entered into by the Company beginning in 2000 have been accounted for as operating leases, whereas most leases prior to 2000 were accounted for as capital leases. As a result, rent income and expense are increasing and interest income and expense related to real estate leases (and associated receivables and liabilities) are not.

    Sublease transactions with franchisees are structured with little or no margin at inception of the sublease, but with margin improvement over the life of the lease as unit sales increase. New unit development will initially have a negative effect on rent margin percentages. Actual profit margin on rent transactions increased $1.3 million to $7.4 million in the third quarter, a 21.3% improvement over the $6.1 million rent margin in the third quarter of 2000. This reflects the margin improvement achieved as the subleases mature. The timing of lease transactions also has an impact on rent expense.

    Franchise operations margin as a percent of revenues was 58.6% and 59.0% in the third quarter and first nine months of 2001 compared with 60.8% and 60.6% in the same periods of 2000, respectively. The decrease in the margin percentage was primarily due to the lease accounting issues mentioned above. However, the decline in franchising activity compared to the third quarter of 2000, and the lower increases in unit sales and comparable sales this year versus last year, also contributed to the decreases in franchise operations margin percentages.

Sales of Franchises and Equipment

    Sales of franchises and equipment decreased by 18.0% in the third quarter and increased by 2.0% in the first nine months of 2001 over the comparable periods in the prior year. The number of restaurants franchised was the primary cause of the change in sales of franchises and equipment. IHOP franchised 19 restaurants in the third quarter and 55 in the first nine months of 2001, respectively, compared to 27 and 55 restaurants in the same periods of 2000.

    Cost of sales of franchises and equipment decreased by 13.7% in the third quarter and increased by 4.2% in the first nine months of 2001. The change was generally in line with the change in the sales of franchises and equipment. However, the Company also incurs preopening costs and site-related costs that are not directly linked to the number of units franchised within a quarter.

    Margin on sales of franchises and equipment as a percent of applicable revenues was 35.2% and 33.8% in the third quarter and first nine months of 2001, respectively, compared with 38.5% and 35.2% in the same periods of 2000. The decrease in margins primarily resulted from the mix of units franchised.

Company Operations

    Company operations revenues are retail sales to customers at restaurants operated by IHOP. Company operations revenues decreased by 9.3% in the third quarter and by 2.7% in the first nine months of 2001, over the same periods in the prior year. A decrease in effective IHOP-operated restaurants caused the revenue decrease. Effective IHOP-operated restaurants decreased by 10.4% in the third quarter and by 4.0% in the first nine months of 2001 over the same periods in 2000. Average sales per effective IHOP-operated restaurant increased by 0.8% and 1.4% in the third quarter and first nine months of 2001, respectively.

    Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs decreased by 9.5% in the third quarter and by 1.7% in the first nine months of 2001. Company operations costs were primarily affected by decreases in the number of effective restaurants, but were also impacted by increases in certain costs, primarily rent and utilities.

    Company operations margin as a percent of Company operations revenues was 5.2% and 3.8% in the third quarter and first nine months of 2001, respectively, compared with 5.0% and 4.7% in the same periods in the prior year. Company operations margin for the nine months ended September 30, 2001, was negatively impacted by the increases in rent and utility costs described above. However, price increases instituted in the second quarter have offset these cost increases in the third quarter.

Other Costs and Expenses

    Field, corporate and administrative costs and expenses increased by 12.0% in the third quarter and by 12.2% in the first nine months of 2001 over the same periods in the prior year. The rise in expenses was primarily due to higher compensation and rent expenses. The primary cause of the increases in rent expense was the initiation of a new 10-year lease for the Company's corporate headquarters in late

2000 and the opening of a new regional office in the Rocky Mountain area in early 2001. Field, corporate and administrative expenses were 2.9% and 3.0% of system-wide sales in the third quarter and first nine months of 2001, respectively, compared to 2.8% and 2.9% in the same periods in 2000. Also affecting third quarter field, corporate and administrative expenses were costs associated with the termination of an officer's employment agreement.

    Depreciation and amortization expense increased by 8.0% in the third quarter and by 8.4% in the first nine months of 2001 over the same periods in 2000. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our restaurant development program.

    Interest expense decreased by 2.4% in the third quarter and by 2.1% in the first nine months of 2001 compared to the same periods in the prior year. Long term debt increased by approximately $13.6 million since December 31, 2000. However, the Company has benefited from the lower interest rates in 2001 compared to the prior year.

Income Tax Provision

    The Company's effective tax rate for the third quarter and nine months ended September 30, 2001, was 35.8% and 37.5%, respectively. The Company's tax rate was 38.5% for both the third quarter and nine months ended September 30, 2000. The decrease in the effective tax rate for the third quarter and nine months ended 2001 was due to the positive results of the Company's tax planning efforts.

Balance Sheet Accounts

    The balance of property and equipment, net at September 30, 2001, increased by 20.4% from December 31, 2000 primarily due to new restaurant development.

Liquidity and Capital Resources

    The Company invests in its business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older Company-operated restaurants. Also, the Company began repurchasing shares of its common stock in 2000. As of September 30, 2001, the Company has cumulatively repurchased 389,168 shares of its common stock, of which 182,086 shares were contributed to the Employee Stock Ownership Plan. There were 1,000 shares repurchased in the first nine months of 2001.

    In the first nine months of 2001, IHOP and its franchisees and area licensees developed and opened 54 IHOP restaurants. Of these, we developed and opened 42 restaurants, and franchisees and area licensees developed and opened 12 restaurants. Capital expenditures in the first nine months of 2001, which included our portion of the above development program, were $79.7 million. Funds for investment primarily came from operations, additional long-term debt and our revolving line of credit.

    In 2001, IHOP and its franchisees and area licensees originally planned to develop and open approximately 75 to 85 restaurants. Included in that number was the development of 70 to 75 new restaurants by us and the development of 5 to 10 restaurants by our franchisees and area licensees. Through the first nine months of 2001, franchisees and area licensees have opened 12 units, and we now anticipate a total of 14 or 15 such units in 2001. The estimate for IHOP development remains unchanged. Capital expenditure projections for 2001, which include our portion of the above development program, are estimated to be approximately $95 to $105 million. In November 2001, the sixth annual installment of $4.6 million in principal will be due on our 7.79% senior notes due 2002 and the second installment of $3.9 million in principal will be due on our senior notes due 2008. We expect that funds from operations, sale and leaseback arrangements (estimated to be about $40 to $45 million) and other borrowings including our $25 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures and our principal repayments on our senior notes in 2001. At September 30, 2001, $19 million was available to be borrowed under our noncollateralized bank revolving credit agreement.

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

    (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHOP CORP. (Registrant)

October 30, 2001 (Date)	BY:	/s/ RICHARD K. HERZER Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

October 30, 2001 (Date)		/s/ ALAN S. UNGER V.P.-Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

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
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES