Form 10-K405
period 2001-12-31
IHOP CORP
filed 2002-03-11
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission file number 0-8360

IHOP CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3038279 (I.R.S. Employer Identification No.)
450 North Brand Boulevard, Glendale, California (Address of principal executive offices)	91203-2306 (Zip Code)

Registrant's telephone number, including area code: (818) 240-6055

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange, Inc.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2002: $567 million.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2002
Common Stock, $.01 par value	20,715,201

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on Tuesday, May 14, 2002, (the "2002 Proxy Statement") are incorporated by reference into Part III.

PART I

General Development of Business

Item 1.    Business.

        IHOP Corp. and its subsidiaries ("IHOP" or the "Company") develop, operate and franchise International House of Pancakes restaurants, one of America's best-known, national, family restaurant chains. At December 31, 2001, there were 1,017 IHOP restaurants. Franchisees operated 823 of these restaurants, area licensees operated 122 restaurants, and IHOP operated 72 restaurants. Franchisees and area licensees are independent third parties who operate their restaurants under legal agreements with IHOP. IHOP restaurants are located in 41 states and Canada.

        IHOP Corp. was incorporated under the laws of the State of Delaware in 1976. In July 1991, we completed an initial public offering of common stock. There were no significant changes to our corporate structure during 2001, and no material changes to our methods of conducting business.

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

        IHOP develops most new restaurants prior to franchising them. When the restaurant is franchised, we then become the franchisee's landlord. This landlord/tenant relationship provides us with enhanced profits and greater control over our franchise system. Some franchisees develop their own IHOP restaurants under our Investor and Conversion Programs for franchisees. In those instances, IHOP approves the site for development but does not contribute capital or become the franchisee's landlord. Area licensees located in Canada and Florida operate 12% of IHOP restaurants. We provide support to these area licensees, but we are not actively involved in developing new restaurants in these areas.

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

Restaurant Development

        New restaurants are developed after a stringent site selection process supervised by our senior management. In 2001, we developed 76 new restaurants and our franchisees and area licensees developed an additional 17 new restaurants.

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

        In 2001, we built two general types of new restaurant buildings. The larger format restaurant is approximately 4,900 square feet in size and contains 176 seats. The second building type is designed for use in smaller, high-potential markets. It is approximately 4,000 square feet in size and seats about 132 people. We also purchased and converted existing buildings into IHOP restaurants. The square footage and number of seats in a restaurant conversion vary by location. In 2001, restaurant conversions averaged 163 seats per restaurant. Our older A-Frame style restaurants, which have not been built since 1985, contain approximately 3,000 square feet and about 100 seats. Of the 76 new IHOP restaurants we developed in 2001, 17 were the larger format building, 46 were the smaller format building and 13 were restaurant conversions or leased spaces in multi-tenant buildings.

        To the greatest extent possible, subject to local zoning restrictions, we continue to use our familiar signature blue color on the roof, awnings and other exterior decor of our restaurants.

        The table below sets forth our average development cost per restaurant in 2001. For leased restaurants the discounted present value of the lease and any additional sums paid to acquire the lease have been allocated to land, building and site improvements and other costs, as appropriate.

Average Per Restaurant
Land	$667,000
Building	800,000
Equipment	341,000
Site improvements and other costs	185,000

Total	$1,993,000

        New IHOP restaurants that opened in 2000 realized average sales of approximately $1,559,000 per restaurant in their first twelve full months of operations.

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

        When we develop a restaurant, we identify the site for the new restaurant, purchase the site or lease it from a third party, and build the restaurant and equip it with all required equipment. We then select the franchisee and train the franchisee and supervisory personnel who will run the restaurant. In addition, we finance approximately 80% of the franchise fee and lease the restaurant and equipment to the franchisee. After the franchisee is operating the restaurant, we provide continuing support with respect to operations, marketing and new product development.

        Our involvement in the development of new restaurants allows IHOP to command a substantial franchise and development fee. In addition, we derive income from the financing of the franchise and development fee and from the leasing of property and equipment to franchisees. However, we also incur substantial obligations in the development, franchising and start-up operations of new restaurants. IHOP's involvement in site selection and development, the training and supervision of franchisees, as well as our control over restaurant property, products and services, are an integral part of our operating philosophy.

        IHOP franchisees are predominantly owner/operators, not passive investors. The majority of franchisees own only one restaurant and only 20 franchisees currently own more than six restaurants. We believe that franchisees who are actively involved in the operation of their restaurants provide a quality of management and commitment to our guests that cannot be matched by salaried managers.

        A substantial majority of new restaurants are franchised to current franchisees or restaurant managers who already understand IHOP's approach to the restaurant business. In the past five years, sales to existing franchisees and IHOP employees, or to their immediate families, constituted approximately 91% of franchise sales transactions.

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

        We have entered into long-term area licensing agreements covering the state of Florida and the Southern-most counties of Georgia and the province of British Columbia, Canada. These agreements provide for royalties ranging from 0.5% to 2% of sales, and advertising fees of 0.25% of sales. We also derive revenue from the sale of proprietary products to these area licensees. We treat the revenues from our area licensees as franchise operations revenues for financial reporting purposes. Area licensing arrangements may be used in the future for domestic and/or international expansion.

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

        The IHOP menu offers a large selection of high-quality, moderately priced products designed to appeal to a broad customer base. These include a wide variety of pancakes, waffles, omelets and breakfast specialties, chicken, steak, sandwiches, salads and lunch and dinner specialties. Most IHOP restaurants offer special items for children and seniors at reduced prices. In recognition of local tastes, IHOP restaurants typically offer regional specialties that complement the IHOP core menu. Our Research and Development Department works together with franchisees and our Operations and Marketing Departments to continually develop new menu ideas. These new menu items are thoroughly evaluated in our test kitchen and in limited regional tests before being introduced throughout the system. The purpose of adding new items to our menu is to be responsive to our guests' needs and requests, and to keep the menu fresh and appealing to our customers.

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

Remodeling and Refranchising Program

        Restaurants that we reacquire are often underperforming as a result of having been poorly operated and physically neglected. When we reacquire a restaurant, we begin a multi-step rehabilitation program for that restaurant. First these restaurants are physically rehabilitated, then we hire and train the restaurant staff. After these first steps are completed, we implement new marketing and operations programs designed to regain the business of former guests and attract new patrons. After a restaurant has been rehabilitated and its sales volume reaches acceptable levels, the restaurant is refranchised to a qualified franchisee. In the past five years IHOP reacquired a total of 85 restaurants from franchisees and subsequently closed 15 of those restaurants. In those same years, a total of 46 restaurants were refranchised.

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

        Information published in 2001 by The Nations Restaurant News ranked IHOP 27th out of the top 100 foodservice chains based on estimated fiscal 2000 system-wide sales in the United States. The same publication included eleven family restaurant chains in its top 100 chains, and IHOP ranked second in this segment. During December 2001, based on a nationwide sample of IHOP company-operated and franchised restaurants, the approximate guest check average per IHOP customer was $7.00.

Trademarks and Service Marks

        We have registered our trademarks and service marks with the United States Patent and Trademark Office. These include "International House of Pancakes," "IHOP" and variations of each, as well as "Any Time's a Good Time for IHOP," "The Home of the Never Empty Coffee Pot," "Rooty Tooty Fresh 'N Fruity," and "Harvest Grain 'N Nut." We also register new trademarks and service marks from time to time. We are not aware of any infringing uses that could materially affect our business or any prior claim to these marks that would prevent us from using or licensing the use thereof for restaurants in any area of the United States. We have also registered our trademarks and service marks and variations thereof in Japan and Canada for use by our current licensees. Where feasible and appropriate, we register our trademarks and service marks in other nations for future use. Our current registered trademarks and service marks will expire, unless renewed, at various dates from 2002 to 2012. We routinely apply to renew our active trademarks prior to their expiration.

Seasonality

        IHOP's business, like that of most restaurant companies, is somewhat seasonal. Our restaurants generally experience greater customer traffic and sales in the summer months and during various holidays when children are out of school and family vacations are more frequent. Restaurants in some resort areas and warm weather climates tend to experience greater customer traffic and sales in the winter months.

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

Employees

        At December 31, 2001, we employed 3,921 persons, of whom 278 were full-time, non-restaurant, corporate personnel.

Item 2.    Properties.

        The table below shows the location and status of the 1,017 IHOP restaurants as of December 31, 2001:

Location	Franchise	Company- Operated	Area License	Total
United States
Alabama	12	4	0	16
Arizona	23	1	0	24
Arkansas	8	0	0	8
California	190	6	0	196
Colorado	25	0	0	25
Connecticut	8	0	0	8
Delaware	1	0	0	1
Florida	0	0	121	121
Georgia	40	3	1	44
Hawaii	1	0	0	1
Idaho	3	1	0	4
Illinois	30	5	0	35
Indiana	6	2	0	8
Iowa	2	0	0	2
Kansas	9	0	0	9
Louisiana	9	0	0	9
Maine	1	0	0	1
Maryland	23	5	0	28
Massachusetts	13	0	0	13
Michigan	5	7	0	12
Mississippi	7	0	0	7
Missouri	15	2	0	17
Nebraska	4	1	0	5
Nevada	17	0	0	17
New Hampshire	2	0	0	2
New Jersey	30	3	0	33
New Mexico	5	0	0	5
New York	37	2	0	39
North Carolina	26	2	0	28
Oklahoma	15	0	0	15
Oregon	8	5	0	13
Pennsylvania	12	2	0	14
Rhode Island	2	0	0	2
South Carolina	15	2	0	17
Tennessee	18	4	0	22
Texas	126	0	0	126
Utah	10	0	0	10
Virginia	37	1	0	38
Washington	14	13	0	27
Wisconsin	2	1	0	3
Wyoming	1	0	0	1
International
Canada(1)	11	0	0	11

Totals	823	72	122	1,017

(1)
IHOP reports restaurants in Canada as franchise restaurants although the restaurants are operated under an area license agreement.

        As of December 31, 2001, 8 of the 72 company-operated restaurants were located on sites owned by IHOP and 64 were located on sites leased by IHOP from third parties; of the 823 franchisee-operated restaurants, 45 were located on sites owned by IHOP, 636 were located on sites leased by IHOP from third parties and 142 were located on sites owned or leased by franchisees; and all of the restaurants operated by area licensees were located on sites owned or leased by the area licensees.

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

        We currently lease our principal corporate offices in Glendale, California under a lease having a remaining term of approximately nine years. We also lease regional offices in Lyndhurst, New Jersey; Norcross, Georgia; Lombard, Illinois; Dallas, Texas; Portland, Oregon; Fredericksburg, Virginia; and Greenwood Village, Colorado.

Item 3.    Legal Proceedings.

        IHOP is subject to various claims and legal actions that arise in the ordinary course of business, many of which are covered by insurance. We believe such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on the business or either the financial condition, results of operations, or cash flows of our company.

Item 4.    Submission of Matters to A Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "IHP". The Company's common stock began trading on the New York Stock Exchange on September 17, 1999. Prior to commencing trading on the New York Stock Exchange, our common stock was traded on the Nasdaq Stock Market National Market. As of January 31, 2002, there were approximately 4,554 stockholders, including the beneficial owners of shares held in "street name."

        The following table sets forth the high and low prices of IHOP's common stock for each quarter of 2001 and 2000 as reported by the NYSE.

Quarter Ended	High	Low	Quarter Ended	High	Low
March 31, 2001	$24.00	$18.90	March 31, 2000	$18.19	$13.63
June 30, 2001	27.40	19.10	June 30, 2000	18.00	14.00
September 30, 2001	29.15	21.03	September 30, 2000	20.09	15.75
December 31, 2001	31.03	24.40	December 31, 2000	22.63	17.75

        We have not paid any dividends on our common stock in the last five years and have no plans to do so in 2002. Any future determination to declare dividends will depend on our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. The purchase agreements governing our 7.79% senior notes, our 7.42% senior notes, and our credit agreement with our bank limit the amount of retained earnings available for dividends and investments. At December 31, 2001, approximately $105 million of retained earnings were potentially free of restriction as to distribution of dividends.

Item 6.    Selected Financial Data.

Five-Year Financial Summary

	Year Ended December 31,
	2001(a)	2000(a)	1999(a)	1998(a)	1997(a)
	(In thousands, except per share amounts)
Income Statement Data
Revenues
Franchise operations	$208,630	$183,361	$163,486	$145,955	$123,842
Sales of franchises and equipment	46,996	47,065	39,545	40,347	28,864
Company operations	68,810	72,818	70,204	69,906	61,839

Total revenues	324,436	303,244	273,235	256,208	214,545

Costs and expenses
Franchise operations	86,136	72,394	64,189	58,539	51,137
Cost of sales of franchises and equipment	31,086	30,944	23,958	26,628	17,814
Company operations	66,330	70,085	66,016	65,711	58,001
Field, corporate and administrative	40,621	36,481	34,531	32,381	28,409
Depreciation and amortization	14,818	13,562	12,310	11,271	10,029
Interest	21,107	21,751	19,391	17,417	14,649
Other (income) expense, net	(123)	567	604	1,456	220

Total costs and expenses	259,975	245,784	220,999	213,403	180,259

Income before income taxes	64,461	57,460	52,236	42,805	34,286
Provision for income taxes	24,173	22,122	20,111	16,694	13,372

Net income	$40,288	$35,338	$32,125	$26,111	$20,914

Net income per share(b)
Basic	$1.98	$1.77	$1.61	$1.33	$1.09

Diluted	$1.94	$1.74	$1.58	$1.30	$1.07

Weighted average shares outstanding(b)
Basic	20,398	20,017	19,983	19,659	19,192

Diluted	20,762	20,263	20,358	20,033	19,486

Balance Sheet Data (end of period)
Cash and cash equivalents	$6,252	$7,208	$4,176	$2,294	$2,789
Property and equipment, net	238,026	193,624	177,743	161,689	142,751
Total assets	641,429	562,212	520,402	443,032	379,418
Long-term debt	50,209	36,363	41,218	49,765	54,950
Capital lease obligations	168,105	167,594	165,557	129,861	102,578
Stockholders' equity(c)	312,430	259,995	226,480	187,868	156,184

(a)
Fiscal 1998 is comprised of 53 weeks (371 days); all other years are comprised of 52 weeks (364 days).

(b)
All share and per-share amounts have been restated to reflect the stock split on May 27, 1999 (see Note 1 to the Consolidated Financial Statements).

(c)
We have not paid any dividends on our common stock in the last five years and have no plans to do so in 2002. Any future determination to declare dividends will depend on our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

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

        Revenues from the sale of franchises and equipment and the associated costs of such sales are affected by the number and mix of restaurants franchised. We franchise four kinds of restaurants: restaurants newly developed by IHOP, restaurants developed by franchisees, restaurants developed by area licensees, and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $375,000 or more, have little if any associated franchise cost of sales, and include an equipment sale in excess of $300,000 that is usually at a price that includes little or no profit margin. Franchise rights for restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales, and do not include an equipment sale. Area license rights are normally granted in return for a one-time development fee that is recognized ratably as restaurants are developed in the area. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $375,000 or more, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings, number of restaurants in our inventory of restaurants that are available for refranchising and the level of interest among potential franchisees.

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

        Other (income) expense, net consists of revenues and expenses not related to IHOP's core business operations. These include gains and losses realized from closing and selling restaurants and are unpredictable in timing and amount.

        Our results of operations are impacted by the timing of additions of new restaurants, and by the timing of the franchising of those restaurants. When a restaurant is franchised, we no longer include in our revenues the retail sales from such restaurant, but recognize a one-time franchise and development fee, periodic interest on the portion of such fee financed by us, and recurring payments from franchisees as described above and recorded under franchise operations revenues.

Results of Operations

        The following table sets forth certain operating data for IHOP restaurants.

	Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Restaurant Data
Effective restaurants(a)(d)
Franchise	767	696	638
Company	72	76	74
Area license	131	150	147

Total	970	922	859

System-wide
Sales(b)(d)	$1,345,757	$1,246,177	$1,126,624
Percent increase	8.0%	10.6%	8.3%
Average sales per effective restaurant(d)	$1,387	$1,352	$1,312
Percent increase	2.6%	3.0%	1.2%
Comparable average sales per restaurant(c)	$1,451	$1,424	$1,375
Percent increase	0.8%	0.8%	1.1%
Franchise
Sales	$1,146,124	$1,026,783	$920,957
Percent increase	11.6%	11.5%	10.2%
Average sales per effective restaurant	$1,494	$1,475	$1,444
Percent increase	1.3%	2.1%	1.0%
Comparable average sales per restaurant(c)	$1,493	$1,467	$1,424
Percent increase	0.9%	1.1%	1.0%
Company
Sales	$68,810	$72,818	$70,204
Percent change	(5.5%)	3.7%	0.4%
Average sales per effective restaurant	$956	$958	$949
Percent change	(0.2%)	0.9%	(2.3%)
Area License
Sales	$130,823	$146,576	$135,463
Percent change	(10.7%)	8.2%	0.8%
Average sales per effective restaurant	$999	$977	$922
Percent change	2.3%	6.0%	(0.5%)

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

(d)
The Company's area licensee in Japan negotiated an early termination of the area license agreement as of April 30, 2001. Excluding the units in Japan, system-wide sales increased 10.1%, 10.9% and 9.3% for 2001, 2000 and 1999, respectively; total effective restaurants grew by 8.0%, 7.6% and 7.7% for 2001, 2000 and 1999, respectively; and average system-wide sales per effective restaurant increased 2.0%, 3.0% and 1.5% for 2001, 2000 and 1999, respectively.

        The following table summarizes IHOP's restaurant development and franchising activity:

	Year Ended December 31,
	2001	2000	1999	1998	1997
Restaurant Development Activity
IHOP—beginning of year	968	903	835	787	729
New openings
IHOP-developed	76	70	65	56	45
Investor and conversion programs	12	10	7	13	13
Area license	5	4	4	4	9

Total new openings	93	84	76	73	67

Closings
Company and franchise	(11)	(16)	(8)	(21)	(9)
Area license	(33)	(3)	—	(4)	—

IHOP—end of year	1,017	968	903	835	787

Summary—end of year
IHOP
Franchise	823	747	678	624	571
Company	72	71	76	66	71
Area license	122	150	149	145	145

Total IHOP	1,017	968	903	835	787

Restaurant Franchising Activity
IHOP-developed	74	70	61	60	45
Investor and conversion programs	12	10	7	13	13
Rehabilitated and refranchised	9	15	6	10	6

Total restaurants franchised	95	95	74	83	64
Reacquired by IHOP	(12)	(19)	(14)	(17)	(23)
Closed	(7)	(7)	(6)	(13)	(5)

Net addition	76	69	54	53	36

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

        The fiscal years ended December 31, 2001 and 2000 were comprised of 52 weeks (364 days).

System-Wide Retail Sales

        System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and company-operated restaurants. System-wide retail sales grew by $99,580,000 or 8.0% in 2001. Growth in the number of effective restaurants and increases in average sales per effective restaurant caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 5.2% in 2001 due to new restaurant development. Average sales per effective restaurant increased by 2.6% in 2001 over the prior year period. Newly developed restaurants generally have seating capacity and sales greater than the system-wide averages. System-wide comparable average sales per restaurant (exclusive of area license restaurants in Florida and Japan) grew 0.8% in 2001. Management continues to pursue growth in sales through new restaurant development, advertising and marketing efforts, new products, improvements in customer service and operations, and remodeling of existing restaurants.

        During the second quarter of 2001, the Company's area licensee in Japan negotiated an early termination of its area license agreement. IHOP received a fee of approximately $250,000 for this early termination and the area licensee discontinued operations of its 32 IHOP restaurants. Excluding these units in Japan, system-wide sales increased 10.1% for the year ended December 31, 2001; effective restaurants grew by 8.0% for the year ended December 31, 2001; and average sales per effective restaurants increased 2.0% for the year ended December 31, 2001 over the same period in 2000.

Franchise Operations

        Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest. Franchise operations revenues grew by 13.8% in 2001. Franchise operations revenues grew primarily due to an increase in retail sales in franchise restaurants of 11.6% in 2001. Retail sales in franchised restaurants grew primarily due to a 10.2% increase in effective franchise restaurants and a 1.3% increase in average sales per effective franchise restaurant in 2001 over 2000.

        Franchise operations costs and expenses include facility rent, advertising, the cost of proprietary products, and other direct costs associated with franchise operations. Franchise operations costs and expenses increased by 19.0% in 2001. Increases in franchise operations costs and expenses were greater than the growth in franchise operations revenue primarily due to higher rent expense.

        Rent expense has been primarily affected by our new unit development program. New unit development will initially have a negative effect on rent margin percentages. The timing of lease transactions also has an impact on rent expense. Actual profit margin on rent transactions increased $4.5 million to $27.9 million in 2001, a 19.1% improvement over the $23.4 million rent margin in 2000.

        Franchise operations margin as a percent of revenues was 58.7% in 2001 compared with 60.5% in 2000. The decrease in the margin percentage was primarily due to the rent expense mentioned above.

Sales of Franchises and Equipment

        Sales of franchises and equipment decreased by 0.1% in 2001. IHOP franchised 95 restaurants in both 2001 and 2000, however, the units franchised in 2001 had a lower average franchise sales price than those in 2000.

        Cost of sales of franchises and equipment increased 0.5% in 2001. The increase was primarily due to preopening costs and site related costs that are not directly linked to the number of units franchised.

        Margin on sales of franchises and equipment was 33.9% in 2001 compared with 34.3% in 2000. The decrease in margins primarily resulted from the mix of units franchised and an increase in preopening and site related costs.

Company Operations

        Company operations revenues are sales to customers at restaurants operated by IHOP. Company operation revenues decreased 5.5% in 2001. A decrease in the number of effective IHOP-operated restaurants coupled with a decrease in the average sales per IHOP-operated restaurant caused the revenue decrease. Effective IHOP-operated restaurants decreased by 5.3% in 2001. Average sales per effective IHOP-operated restaurant decreased by 0.2% in 2001.

        Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs decreased 5.4% in 2001. Company operations costs were primarily affected by decreases in the number of effective restaurants.

        Company operations gross profit margin as a percent of Company operations revenues was 3.6% and 3.8% of company operations revenues in 2001 and 2000, respectively.

Other Costs and Expenses

        Field, corporate and administrative costs and expenses increased by 11.3% in 2001. The rise in expenses was primarily due to higher compensation and rent expenses. The primary cause of the increases in rent expense was the initiation of a new 10-year lease for the Company's corporate headquarters in late 2000 and the opening of a new regional office in the Rocky Mountain area in early 2001. Field, corporate and administrative expenses were 3.0% of system-wide sales in 2001, compared to 2.9% in 2000.

        Depreciation and amortization expense in 2001 increased 9.3%. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our restaurant development program.

        Interest expense decreased by 3.0% in 2001. Long term debt increased by approximately $14 million since December 31, 2000. However, the Company has benefited from lower interest rates in 2001 compared to the prior year.

Income Tax Provision

        The Company's effective tax rate was 37.5% for 2001 and 38.5% for 2000. The decrease in the effective tax rate for 2001 was due to the positive results of the Company's tax planning efforts.

Balance Sheet Accounts

        The balance of property and equipment, net at December 31, 2001, increased 22.9% primarily due to new restaurant development.

        The balance of long-term receivables at December 31, 2001, increased 7.1% from the prior year primarily due to IHOP's financing activities associated with sales of franchises and equipment.

        The balance of long-term debt increased by 38.1% in 2001 primarily due to the $11,649,000 leasehold mortgage term loan the company entered into in 2001 and an increase in the balance of our revolving line of credit. These additions were partially offset by a $8,460,000 repayment of our senior notes.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

        The fiscal years ended December 31, 2000 and 1999 were comprised of 52 weeks (364 days).

System-Wide Retail Sales

        System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and company-operated restaurants. System-wide retail sales grew 10.6% in 2000. Growth in the number of effective restaurants and increases in average per unit sales caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew 7.3% in 2000 due to new restaurant development. Newly developed restaurants generally have seating and sales above the system-wide averages. System-wide comparable average sales per restaurant (exclusive of area license restaurants in Florida and Japan) grew 0.8% in 2000. Management continues to pursue growth in sales through new restaurant development, advertising and marketing efforts, improvements in customer service and operations, and remodeling of existing restaurants.

Franchise Operations

        Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest. Franchise operations revenues grew 12.2% in 2000. Retail sales in franchise restaurants increased 11.5%. Effective franchise restaurants grew by 9.1% in 2000. Average sales per effective franchise restaurant grew 2.1% in 2000. The percentage increase in franchise operations revenue exceeded the percentage increase in retail sales due to a 14.3% increase in rental income, partially offset by a decline in per unit merchandise sales. In 2000, the Company stopped supplying franchise restaurants with certain replacement fixtures and equipment. This decision is part of an effort to reduce inventory, and eliminate certain general and administrative costs.

        Franchise operations costs and expenses include facility rent, advertising, the cost of proprietary products, and other direct costs associated with franchise operations. Franchise operations costs and expenses increased 12.8% in 2000. Increases in franchise operations costs and expenses were generally in line with the growth in franchise operations revenue. However, the percentage increase exceeded that of revenues because of increases in rent expense and certain non-recurring costs associated with discontinuing certain merchandise sales. Increases in rent expense are impacted by the pricing, timing, and mix of lease transactions.

        Franchise operations margin was 60.5% in 2000 compared with 60.7% in 1999.

Sales of Franchises and Equipment

        Sales of franchises and equipment increased 19.0% in 2000. An increase in the number of restaurants franchised was the primary cause of the increase in sales of franchises and equipment. IHOP franchised 95 restaurants in 2000 compared to 74 in 1999. However, IHOP rehabilitated and refranchised 15 units in 2000 compared to 6 in 1999. Refranchised units generally have lower average franchise sales prices and lower average equipment values. In 2000, the Company increased its efforts to reduce or eliminate some underproducing property and equipment.

        Cost of sales of franchises and equipment increased 29.2% in 2000. The increase was generally in line with the increase in the number of restaurants franchised, although the mix of restaurants franchised also impacted the cost of sales.

        Margin on sales of franchises and equipment was 34.3% in 2000 compared with 39.4% in 1999. The margin was negatively impacted by the franchising of more rehabilitated restaurants in 2000 compared with the prior year.

Company Operations

        Company operations revenues are sales to customers at restaurants operated by IHOP. Company operations revenues increased 3.7% in 2000. Increases in the number of effective IHOP-operated restaurants coupled with an increase in the average sales per IHOP-operated restaurant caused the revenue increase. Effective IHOP-operated restaurants increased by 2.7% in 2000. Average sales per effective IHOP-operated restaurant increased by 0.9% in 2000.

        Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs increased 6.2% in 2000. Company operations costs were affected by increases in the number of effective restaurants and increases in certain costs, primarily labor, rent and utilities.

        Company operations gross profit margin was 3.8% and 6.0% of company operations revenues in 2000 and 1999, respectively. The decline in margin for 2000 was primarily the result of higher salaries and wages as a percent of sales in 2000 as compared to 1999.

Other Costs and Expenses

        Field, corporate and administrative costs and expenses in 2000 increased 5.6%. The rise in expenses was primarily due to higher compensation expenses offset by lower professional service expenses. Field, corporate and administrative expenses were 2.9% and 3.1% of system-wide sales in 2000 and 1999, respectively.

        Depreciation and amortization expense in 2000 increased 10.2%. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our ongoing restaurant development program.

        Interest expense increased 12.2% in 2000. The increases were due to interest associated with new capital leases that were partially offset by reductions in interest on our senior notes as the principal balances are paid down.

Balance Sheet Accounts

        The balance of property and equipment, net at December 31, 2000, increased 8.9% primarily due to new restaurant development.

        The balance of long-term receivables at December 31, 2000, increased 8.0% primarily due to IHOP's financing activities associated with sales of franchises and equipment.

Liquidity and Capital Resources

        The Company invests in its business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older company-operated restaurants. Also, the Company began repurchasing shares of its common stock in 2000. As of December 31, 2001, the Company has cumulatively repurchased 389,168 shares of its common stock, of which 182,086 were contributed to the Employee Stock Ownership Plan.

        In 2001, IHOP and its franchisees and area licensees developed and opened 93 IHOP restaurants. Of these, we developed and opened 76 restaurants, and franchisees and area licensees developed and opened 17 restaurants. Capital expenditures in 2001, which included our portion of the above development program, were $119.8 million. Funds for investment primarily came from cash generated from operations ($55.7 million), and proceeds from sale and leaseback arrangements of restaurant land and buildings ($45.7 million). We also incurred leasehold mortgages of $12.0 million.

        In 2002, IHOP and its franchisees and area licensees plan to develop and open approximately 90 to 105 restaurants. Included in that number is the development of 80 to 90 new restaurants by us and the development of 10 to 15 restaurants by our franchisees and area licensees. Capital expenditure projections for 2002, which include our portion of the above development program, are estimated to be approximately $130 to $140 million. In November 2002, the seventh and final annual installment of $4.6 million in principal is due on our 7.79% senior notes due 2002 and the third installment of $3.9 million in principal is due on our senior notes due 2008. We expect that funds from operations, leasehold mortgage term debt, proceeds from sale and leaseback arrangements (estimated to be about $55 to $65 million) and our $25 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures and our principal repayments on our senior notes in 2002. At December 31, 2001, $10 million was available to be borrowed under our noncollateralized bank revolving credit agreement.

Critical Accounting Policies

        The consolidated financial statements include accounts of the Company and all subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the

United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

  Reacquired Franchises and Equipment Held for Sale

        Restaurants that we reacquire are often underperforming as a result of having been poorly operated and sometimes physically neglected. When we reacquire a restaurant and assume operations, we begin a multi-step rehabilitation program for that restaurant. First these restaurants are physically rehabilitated, then we hire and train the restaurant staff. After these first steps are completed, we implement new marketing and operations programs designed to regain the business of former guests and attract new patrons. After a restaurant has been rehabilitated and its sales volume reaches acceptable levels, the restaurant is refranchised to a qualified franchisee.

        Reacquired franchises and equipment held for sale are accounted for on the specific identification basis. At the date of reacquisition, the franchise and equipment are recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease and the estimated net realizable value is reassessed each year.

  Income Taxes

        Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities. They are measured using the enacted marginal tax rates and laws that will be in effect when the differences are expected to reverse.

New Accounting Pronouncements

        In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued and are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. The Company is currently evaluating its impact on the Company's financial position or results of operations.

        In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued and is effective for fiscal years beginning after June 15, 2002. This Statement addresses the financial accounting and reporting for obligations associated with the retirement of a tangible long-lived asset and the associated asset retirement costs. It applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and, or the normal operation of a long-lived asset. The Company believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued and is effective for fiscal years beginning after December 15, 2001. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale. This Statement provides guidance on differentiating between assets held and used, held for sale and held for disposal other than by sale (e.g., abandonment, exchanged, distributed). The Company believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        IHOP is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

        IHOP's exposure to interest rate risk relates to its $25 million revolving credit agreement and its $12 million mortgage term loan with its banks. Borrowings under the revolving credit agreement bear interest at the bank's reference rate (prime) or, at IHOP's option, at the bank's quoted rate or at a Eurodollar rate. There was $15 million outstanding under this agreement at December 31, 2001, and the largest amount outstanding under the agreement during 2001 was $19.6 million. Borrowings under the mortgage term loan agreement bear interest at the London interbank offered rate ("LIBOR") plus the applicable margin. The applicable margin will be a function of the funded debt to EBITDA ratio as defined under the loan agreement. The impact on our results of operations due to a hypothetical 1% interest rate change would be immaterial.

        Many of the food products purchased by IHOP and its franchisees and area licensees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. We attempt to mitigate price fluctuations by entering into forward purchase agreements on all our major products purchased such as coffee, pancake mixes, pork products, soft drinks and orange juice. None of these food product contracts or agreements are derivative instruments. Extreme changes in commodity prices and/or long-term changes could affect IHOP's franchisees, area licensees and company-operated restaurants adversely. However, any changes in commodity prices would also generally affect IHOP's competitors at about the same time as IHOP. We expect that in most cases the IHOP system would be able to pass increased commodity prices through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices. This would be mitigated by the fact that the majority of IHOP restaurants are franchised and IHOP's revenue stream from franchisees is based on the gross sales of the restaurants. We believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to IHOP's results of operations.

Item 8.    Financial Statements and Supplementary Data.

IHOP Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2001	2000
Assets
Current assets
Cash and cash equivalents	$6,252	$7,208
Receivables, net	47,451	39,600
Reacquired franchises and equipment held for sale, net	3,234	3,172
Inventories	837	691
Prepaid expenses	1,386	431

Total current assets	59,160	51,102

Long-term receivables	307,859	287,346
Property and equipment, net	238,026	193,624
Reacquired franchises and equipment held for sale, net	18,327	17,973
Excess of costs over net assets acquired, net	10,767	11,196
Other assets	7,290	971

Total assets	$641,429	$562,212

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$9,711	$8,939
Accounts payable	16,666	20,588
Accrued employee compensation and benefits	7,621	6,776
Other accrued expenses	7,238	7,835
Deferred income taxes	1,129	3,957
Capital lease obligations	2,164	1,878

Total current liabilities	44,529	49,973

Long-term debt	50,209	36,363
Deferred income taxes	59,084	46,585
Capital lease obligations and other	175,177	169,296
Commitments and contingencies
Stockholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; shares issued and outstanding: 2001 and 2000, none	—	—
Common stock, $.01 par value, 40,000,000 shares authorized: 2001; 20,918,283 shares issued and 20,711,201 shares outstanding; 2000; 20,299,091 shares issued and 20,011,341 shares outstanding	209	203
Additional paid in capital	79,837	69,655
Retained earnings	233,920	193,632
Treasury stock, at cost (2001; 207,082 shares; 2000; 287,750 shares)	(3,386)	(5,170)
Contribution to ESOP	1,850	1,675

Total stockholders' equity	312,430	259,995

Total liabilities and stockholders' equity	$641,429	$562,212

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues
Franchise operations
Rent	$65,780	$51,135	$44,722
Service fees and other	142,850	132,226	118,764

	208,630	183,361	163,486
Sales of franchises and equipment	46,996	47,065	39,545
Company operations	68,810	72,818	70,204

Total revenues	324,436	303,244	273,235

Costs and Expenses
Franchise operations
Rent	37,867	27,695	23,233
Other direct costs	48,269	44,699	40,956

	86,136	72,394	64,189
Cost of sales of franchises and equipment	31,086	30,944	23,958
Company operations	66,330	70,085	66,016
Field, corporate and administrative	40,621	36,481	34,531
Depreciation and amortization	14,818	13,562	12,310
Interest	21,107	21,751	19,391
Other (income) expense, net	(123)	567	604

Total costs and expenses	259,975	245,784	220,999

Income before income taxes	64,461	57,460	52,236
Provision for income taxes	24,173	22,122	20,111

Net income	$40,288	$35,338	$32,125

Net Income Per Share
Basic	$1.98	$1.77	$1.61

Diluted	$1.94	$1.74	$1.58

Weighted Average Shares Outstanding
Basic	20,398	20,017	19,983

Diluted	20,762	20,263	20,358

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(In thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Contribution to ESOP
	Shares	Amount					Total
Balance, December 31, 1998	9,881,580	$99	$60,100	$126,269	$—	$1,400	$187,868

Issuance of shares to ESOP	28,714	—	1,206	—	—	(1,206)	—
Reissuance of treasury shares to ESOP	4,620	—	348	—	—	(194)	154
Issuance of shares pursuant to stock plans	219,952	2	3,560	—	—	—	3,562
Tax benefit from stock options exercised	—	—	1,190	—	—	—	1,190
Unearned compensation—restricted stock.	—	—	81	—	—	—	81
Contribution to ESOP	—	—	—	—	—	1,500	1,500
2-for-1 stock split effective May 27, 1999, in the form of a 100% stock dividend	9,982,448	100	—	(100)	—	—	—
Net income	—	—	—	32,125	—	—	32,125

Balance, December 31, 1999	20,117,314	201	66,485	158,294	—	1,500	226,480

Repurchase of treasury shares	—	—	—	—	(6,631)	—	(6,631)
Reissuance of treasury shares to ESOP	—	—	39	—	1,461	(1,500)	—
Issuance of shares pursuant to stock plans	181,777	2	2,576	—	—	—	2,578
Tax benefit from stock options exercised	—	—	536	—	—	—	536
Unearned compensation—restricted stock	—	—	19	—	—	—	19
Contribution to ESOP	—	—	—	—	—	1,675	1,675
Net income	—	—	—	35,338	—	—	35,338

Balance, December 31, 2000	20,299,091	203	69,655	193,632	(5,170)	1,675	259,995

Repurchase of treasury shares	—	—	—	—	(23)	—	(23)
Reissuance of treasury shares to ESOP	—	—	(132)	—	1,807	(1,675)	—
Issuance of shares pursuant to stock plans	619,192	6	7,123	—	—	—	7,129
Tax benefit from stock options exercised	—	—	3,191	—	—	—	3,191
Contribution to ESOP	—	—	—	—	—	1,850	1,850
Net income	—	—	—	40,288	—	—	40,288

Balance, December 31, 2001	20,918,283	$209	$79,837	$233,920	$(3,386)	$1,850	$312,430

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net income	$40,288	$35,338	$32,125
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	14,818	13,562	12,310
Deferred income taxes	9,671	6,941	6,333
Contribution to ESOP	1,850	1,675	1,500
Tax benefit from stock options exercised	3,191	536	1,190
Change in current assets and liabilities
Accounts receivable	(7,852)	(2,200)	(4,814)
Inventories	(146)	532	(1)
Prepaid expenses	(955)	3,878	(619)
Accounts payable	(3,922)	2,572	(1,706)
Accrued employee compensation and benefits	845	(1,028)	1,787
Other accrued expenses	(597)	1,939	587
Other, net	(1,488)	4,310	2,700

Cash provided by operating activities	55,703	68,055	51,392

Cash flows from investing activities
Additions to property and equipment	(119,797)	(99,378)	(72,290)
Additions to notes	(14,993)	(13,916)	(14,209)
Principal receipts from notes and equipment contracts receivable	14,668	12,594	10,963
Additions to reacquired franchises held for sale	(2,320)	(2,570)	(1,567)

Cash used in investing activities	(122,442)	(103,270)	(77,103)

Cash flows from financing activities
Proceeds from issuance of long-term debt	26,532	12,703	3,372
Proceeds from sale and leaseback arrangements	45,652	48,274	30,159
Repayment of long-term debt	(11,915)	(17,575)	(8,349)
Principal payments on capital lease obligations	(1,592)	(1,121)	(1,386)
Treasury stock transactions	(23)	(6,631)	—
Proceeds from stock options exercised	7,129	2,597	3,797

Cash provided by financing activities	65,783	38,247	27,593

Net change in cash and cash equivalents	(956)	3,032	1,882
Cash and cash equivalents at beginning of period	7,208	4,176	2,294

Cash and cash equivalents at end of period	$6,252	$7,208	$4,176

Supplemental disclosures
Interest paid, net of capitalized amounts	$21,238	$21,752	$19,162
Income taxes paid	15,257	15,974	12,411
Capital lease obligations incurred	2,388	4,153	32,169

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Operations

        IHOP Corp. and its subsidiaries ("IHOP" or the "Company") engage exclusively in the food-service industry, primarily in the United States, wherein we franchise and operate restaurants. IHOP grants credit to our franchisees and licensees, all of whom are in the restaurant business. In the majority of our franchised operations, we have developed restaurants on sites that we either own or control through leases. We then lease or sublease the restaurants to our franchisees. Additionally, we finance approximately 80% of the initial franchise fee, lease restaurant equipment and fixtures to our franchisees, and sell proprietary products to our franchisees and licensees and provide marketing and promotional services to our franchisees and area licensees.

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

Inventories

        Inventories consisting of merchandise and supplies are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and Equipment

        Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives as follows:

Category	Depreciable Life
Buildings and improvements	Shorter of lease term or 40 years
Leaseholds and improvements	3—25 years
Equipment and fixtures	3—10 years
Properties under capital lease	Primary lease term

        Leaseholds and improvements are amortized over a period not exceeding the primary term of the lease.

        Effective January 1, 2000, IHOP changed the estimated useful life for new buildings from 25 years to 40 years to better reflect their proven economic lives. This change is applied to new buildings completed in 2000 and later, and does not change the estimated useful lives of previously constructed restaurants. Because most buildings are leased or located on leased land, the effective depreciation period is limited to the term of the underlying lease. Therefore, the effect of this change in estimated useful lives was insignificant to either depreciation expense, net income, or earnings per share for the years ended December 31, 2001 and 2000.

Excess of Costs Over Net Assets Acquired

        The excess of costs over net assets acquired is amortized utilizing the straight-line method over forty years. Accumulated amortization at December 31, 2001 and 2000 was $6,320,000 and $5,891,000, respectively.

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

Advertising

        Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2001, 2000 and 1999 were $36,617,000, $32,678,000 and $29,163,000, respectively.

Income Taxes

        Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities. They are measured using the enacted marginal tax rates and laws that will be in effect when the differences are expected to reverse.

Net Income Per Share

        Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercises of outstanding stock options using the treasury stock method.

Comprehensive Income

        Comprehensive income includes net income and other comprehensive income components which, under GAAP, bypass the income statement and are reported in the balance sheet as a separate component of stockholders' equity. For the three years ended December 31, 2001, IHOP had no other comprehensive income components, as defined by GAAP. As a result, net income is the same as comprehensive income for the years ended December 31, 2001, 2000 and 1999.

Stock Split

        On April 29, 1999, IHOP's Board of Directors approved a 2 for 1 stock split of its common stock effective May 27, 1999, in the form of a 100% stock dividend for stockholders of record at the close of business on May 13, 1999. All share and per-share amounts in the accompanying consolidated financial statements, except for the statement of stockholders' equity, have been restated to reflect the stock split.

Reclassification

        Certain reclassifications have been made to prior year information to conform to the current year presentation.

New Accounting Pronouncements

        In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued and are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules for accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. The Company is currently evaluating its impact on the Company's financial position or results of operations.

        In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued and is effective for fiscal years beginning after June 15, 2002. This Statement addresses the financial accounting and reporting for obligations associated with the retirement of a tangible long-lived asset and the associated asset retirement costs. It applies to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and, or the normal operation of a long-lived asset. The Company believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued and is effective for fiscal years beginning after December 15, 2001. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale. This Statement provides guidance on differentiating between assets held and used, held for sale and held for disposal other than by sale (e.g., abandonment, exchanged, distributed). The Company believes that adopting this Statement will not have a material impact on the Company's financial position or results of operations.

2.    Receivables

	2001	2000
	(In thousands)
Accounts receivable	$34,005	$25,964
Notes receivable	52,901	48,445
Equipment contracts receivable	134,851	114,969
Direct financing leases receivable	135,085	138,911

	356,842	328,289
Less allowance for doubtful accounts	1,532	1,343

	355,310	326,946
Less current portion	47,451	39,600

Long-term receivables	$307,859	$287,346

        Notes receivable include franchise fee notes due in five to eight years in the amount of $50,158,000 and $45,230,000 at December 31, 2001 and 2000, respectively. Franchise fee notes are due in equal weekly installments, primarily bear interest at 12.0%, and are collateralized by the franchise. The term of an equipment contract coincides with the term of the corresponding restaurant building lease. Equipment contracts are due in equal weekly installments, primarily bear interest at 11.0%, and are collateralized by the equipment. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

3.    Property and Equipment, at Cost

	2001	2000
	(In thousands)
Land	$25,283	$18,424
Buildings and improvements	42,760	32,610
Leaseholds and improvements	159,536	137,604
Equipment and fixtures	14,668	15,034
Construction in progress	14,693	12,372
Properties under capital lease	37,516	31,609

	294,456	247,653
Less accumulated depreciation and amortization	56,430	54,029

Property and equipment, net	$238,026	$193,624

        Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease in the amount of $5,982,000 and $4,502,000 at December 31, 2001 and 2000, respectively.

4.    Reacquired Franchises and Equipment Held for Sale

        Reacquired franchises and equipment held for sale are accounted for on the specific identification basis. At the date of reacquisition, the franchise and equipment are recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease and the estimated net realizable value is reassessed each year.

	2001	2000
	(In thousands)
Franchises	$12,960	$11,780
Equipment	15,485	14,505

	28,445	26,285
Less amortization	6,884	5,140

	21,561	21,145
Less current portion	3,234	3,172

Long-term reacquired franchises and equipment held for sale, net	$18,327	$17,973

5.    Debt

        Debt consists of the following:

	2001	2000
	(In thousands)
Senior notes due November 2008, payable in equal annual installments commencing November 2000, fixed interest at 7.42%	$27,222	$31,111
Senior notes due November 2002, payable in equal annual installments commencing November 1996, fixed interest at 7.79%	4,571	9,142
Leasehold mortgage term loan	11,609	—
Revolving line of credit	15,000	4,000
Other	1,518	1,049

Total debt	59,920	45,302
Less current maturities	9,711	8,939

Long-term debt	$50,209	$36,363

        The senior notes due November 2002 and 2008 are noncollateralized.

        The leasehold mortgage term loan due May 2013 is collateralized by certain IHOP restaurants. Borrowings under this loan agreement bear interest at the London interbank offered rate ("LIBOR") plus the applicable margin. The applicable margin will be a function of the funded debt to EBITDA ratio as defined under the loan agreement.

        IHOP has a noncollateralized revolving credit agreement with a bank in the amount of $25,000,000 with a maturity date of May 31, 2004. Borrowings under the agreement bear interest at the bank's reference rate (prime) or, at our option, at the bank's quoted rate or at a Eurodollar rate. A commitment fee of 0.375% per annum is payable on unborrowed funds available under the agreement. There was $15 million and $4 million outstanding under this agreement at December 31, 2001 and 2000, respectively. The largest amount outstanding under the agreement during 2001 was $19,600,000.

        The senior note agreements, the leasehold mortgage term loan and the bank revolving credit agreement contain certain restrictions and conditions, the most restrictive of which limit dividends and investments. At December 31, 2001, approximately $105 million of retained earnings were free of restriction as to distribution as dividends.

        The prime rate was 4.75% at December 31, 2001 and 9.50% at December 31, 2000.

        IHOP's long-term debt maturities are as follows: 2002—$9,711,000; 2003—$4,977,000; 2004—$19,972,000; 2005—$4,800,000; 2006—$4,744,000 and thereafter—$15,716,000.

6.    Leases

        The Company leases the majority of its restaurants with the exception of those where a franchisee enters into a lease directly with a landlord and those associated with area license agreements. The restaurants are subleased to franchisees or operated by IHOP. These noncancelable leases and subleases consist primarily of land and buildings and improvements.

        Net investment in direct financing leases receivable is as follows:

	2001	2000
	(In thousands)
Total minimum rents receivable	$395,492	$426,375
Less unearned income	260,407	287,464

Net investment in direct financing leases receivable	135,085	138,911
Less current portion	985	874

Long-term direct financing leases receivable	$134,100	$138,037

        Contingent rental income for the years ended December 31, 2001, 2000 and 1999 was $21,899,000, $21,238,000, and $19,828,000 respectively.

        Minimum future lease payments on noncancelable leases at December 31, 2001, are as follows:

	Capital Leases	Operating Leases
	(In thousands)
2002	$20,621	$44,597
2003	20,880	43,798
2004	21,173	43,028
2005	21,522	42,567
2006	21,551	42,046
Thereafter	307,587	656,722

Total minimum lease payments	413,334	$872,758

Less interest	243,065

Capital lease obligations	170,269
Less current portion	2,164

Long-term capital lease obligations	$168,105

        The minimum future lease payments shown above have not been reduced by the future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2001, as follows:

	Direct Financing Leases	Operating Leases
	(In thousands)
2002	$18,441	$55,857
2003	18,820	55,808
2004	19,027	56,164
2005	19,254	56,823
2006	19,331	57,413
Thereafter	300,619	1,072,811

Total minimum rents receivable	$395,492	$1,354,876

        IHOP has noncancelable leases, expiring at various dates through 2031, that require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of our lease obligation at rents that include our obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2001, 2000 and 1999 was $2,902,000, $3,317,000 and $3,416,000, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2001, 2000 and 1999 was $40,312,000, $30,084,000 and $25,130,000, respectively.

7.    Stockholders' Equity

        The Stock Incentive Plan (the "Plan") was adopted in 1991 and amended and restated in 1998 to authorize the issuance of up to 3,760,000 shares of common stock pursuant to options, restricted stock, and other long-term stock-based incentives to officers and key employees of IHOP. The 2001 Stock Incentive Plan was adopted in 2001 to authorize the issuance of up to 1,200,000 shares of common stock. Except for substitute stock options which were issued in 1991 pursuant to the cancellation of a stock appreciation rights plan, no option can be granted at an option price of less than the fair market value at the date of grant as defined by the plan. Exercisability of options is determined at, or after, the date of grant by the administrator of the Plan. Substitute stock options issued in 1991 were immediately exercisable. All other options granted under the Plan through December 31, 2001, become exercisable 1/3 after one year, 2/3 after two years and 100% after three years or immediately upon a change in control of IHOP, as defined by the Plan.

        The Stock Option Plan for Non-Employee Directors (the "Directors Plan") was adopted in 1994 and amended and restated in 1999 to authorize the issuance of up to 400,000 shares of common stock pursuant to options to non-employee members of IHOP's Board of Directors. Options are to be granted at an option price equal to 100% of the fair market value of the stock on the date of grant. Options granted pursuant to the Directors Plan vest and become exercisable 1/3 after one year, 2/3 after two years and 100% after three years. Options for the purchase of shares are granted to each non-employee Director under the Directors Plan as follows: (1) 15,000 on February 23, 1995, or on the

Director's election to the Board of Directors if he or she was not a Director on such date, and (2) 5,000 annually in conjunction with IHOP's Annual Meeting of Stockholders for that year.

        In 2000, IHOP initiated a plan to repurchase up to 1,000,000 shares of its common stock. This plan will reduce the dilutive effect of employee stock option exercises and contributions to IHOP's Employee Stock Ownership Plan; however, the repurchase program does not obligate IHOP to acquire any specific number of shares and it may be suspended at any time. As of December 31, 2001, 389,168 shares were repurchased by IHOP under this plan, of which 182,086 shares were contributed to the Employee Stock Ownership Plan.

        Information regarding activity for stock options outstanding under IHOP's stock option plans is as follows:

Shares Under Option	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1998	1,879,156	$13.35
Granted	307,000	20.69
Exercised	(287,486)	12.71
Terminated	(37,331)	18.34

Outstanding at December 31, 1999	1,861,339	14.56
Granted	261,000	15.10
Exercised	(181,777)	14.18
Terminated	(33,999)	18.80

Outstanding at December 31, 2000	1,906,563	14.59
Granted	323,000	23.64
Exercised	(619,192)	11.53
Terminated	(22,001)	17.37

Outstanding at December 31, 2001	1,588,370	$17.58

Exercisable at December 31, 2001	1,023,026	$15.81

        Information regarding options outstanding and exercisable at December 31, 2001 is as follows:

Range of Exercise Prices	Number Outstanding as of 12/31/2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/2001	Weighted Average Exercise Price
$ 8.25 - $13.88	452,200	3.41	$13.59	452,200	$13.59
$13.94 - $17.81	523,165	6.13	$15.52	361,169	$15.70
$19.22 - $21.06	398,005	7.87	$20.29	176,319	$20.41
$21.69 - $27.33	215,000	9.29	$25.99	33,338	$22.67

$ 8.25 - $27.33	1,588,370	6.22	$17.58	1,023,026	$15.81

        IHOP has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." We will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for IHOP's stock option plans been determined based on the fair value at the grant date for awards in the three year period ended December 31, 2001, consistent with the provisions of SFAS No. 123, IHOP's net income and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
	(In thousands, except per share amounts)
Net income, as reported	$40,288	$35,338	$32,125
Net income, pro forma	39,328	34,342	31,029
Net income per share — diluted, as reported	1.94	1.74	1.58
Net income per share — diluted, pro forma	1.89	1.69	1.52
Weighted average fair value of options granted	24.18	15.22	21.42

        The fair value of each option grant issued in the three year period ended December 31, 2001, is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999
Risk free interest rate	5.75%	5.875%	5.25%
Expected volatility	37.0%	37.0%	37.0%
Dividend yield	—	—	—
Weighted average expected life	5 years	3 years	3 years

8.    Income Taxes

        The provision for income taxes is as follows:

	2001	2000	1999
	(In thousands)
Provision for income taxes:
Current
Federal	$13,008	$13,160	$12,051
State and foreign	1,494	2,021	1,766

	14,502	15,181	13,817

Deferred
Federal	8,224	5,623	5,455
State	1,447	1,318	839

	9,671	6,941	6,294

Provision for income taxes	$24,173	$22,122	$20,111

        The provision for income taxes differs from the expected federal income tax rates as follows:

	2001	2000	1999
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and other taxes, net of federal tax benefit	2.5	3.5	3.5

Effective tax rate	37.5%	38.5%	38.5%

        Deferred tax liabilities (assets) consist of the following:

	2001	2000
	(In thousands)
Franchise and equipment sales, including differences in capitalization and revenue recognition	$72,615	$62,328
Property and equipment, including differences in capitalization and depreciation and amortization	10,129	10,828
Reacquired franchises and equipment held for resale, including differences in capitalization and depreciation and amortization	(9,298)	(10,050)
Direct financing leases and capital lease obligations, including differences in capitalization and application of cash receipts and disbursements	(13,922)	(12,093)
Federal tax benefit of net deferred state tax liability	(2,497)	(2,551)
Other net liabilities	3,186	2,080

Deferred tax liabilities, net	$60,213	$50,542

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

        The cost of the ESOP is borne by IHOP through contributions determined by the Board of Directors in accordance with the ESOP provisions and Internal Revenue Service regulations. The contributions to the plan for the years ended December 31, 2001, 2000 and 1999 were $1,850,000, $1,675,000 and $1,500,000, respectively. The contribution for the year ended December 31, 2001, will be made in shares of IHOP Corp. common stock.

        Shares of stock acquired by the ESOP are allocated to each eligible employee and held by the ESOP. Upon the employee's termination after vesting, or in certain other limited circumstances, the employee's shares are distributed to the employee according to his or her direction.

        In 2001, IHOP adopted a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. The plan covers IHOP employees who meet the minimum credited service requirements of the plan. Employees whose terms of service are covered by a collective bargaining agreement are not eligible. Employees may contribute up to 15 percent of their pre-tax covered compensation subject to limitations of the tax codes. IHOP Corp. Common Stock is currently not an investment option for employees in the Plan. The administrative cost of the 401(k) plan is borne by IHOP. The Company does not contribute towards the plan.

10.    Commitments and Contingencies

        IHOP is subject to various claims and legal actions that have arisen in the ordinary course of business. We believe such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on the business or financial condition of our company.

11.    Derivative and Financial Instruments

        On January 1, 2001, IHOP adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in the other contracts. During 2001, IHOP purchased 25% of estimated requirements through December 2002 of natural gas contracts to limit exposure to market increases in natural gas prices for IHOP-operated restaurants. The derivative instruments do not qualify under SFAS No. 133 as either a fair value or cash flow hedge. They are valued at fair value with the resultant gain or loss recognized in current earnings. The adoption of SFAS No. 133 had no material impact on either IHOP's results of operations, financial position or cash flows.

        IHOP does not hold or issue financial instruments for trading purposes. The estimated fair values of all cash and cash equivalents, notes receivable and equipment contracts receivable as of December 31, 2001 and 2000, approximated their carrying amounts in the Consolidated Balance Sheets as of those dates. The estimated fair values of notes receivable and equipment contracts receivable are based on current interest rates offered for similar loans in our present lending activities.

        The estimated fair values of long-term debt are based on current rates available to IHOP for similar debt of the same remaining maturities. The carrying values of long-term debt at December 31, 2001 and 2000 were $50,209,000 and $36,363,000, respectively, and the fair values at those dates were $52,957,000 and $34,268,000, respectively.

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

	Franchise Operations	Company Operations	Sales of Franchises and Equipment	Consolidating And Other Adjustments	Consolidated Total
	(In thousands)
Year Ended December 31, 2001
Revenues from external customers	$204,970	$68,810	$46,996	$3,660	$324,436
Intercompany real estate charges (revenues)	6,083	901	—	(6,984)	—
Depreciation & amortization	5,703	4,157	—	4,958	14,818
Operating income (loss)	91,555	(4,447)	15,910	23,171	126,189
Field, corporate and administrative					40,621
Interest expense					21,107
Income before income taxes					64,461
Additions to long lived assets	62,382	8,188	2,320	49,227	122,117
Total assets	484,438	52,143	21,561	83,287	641,429
Year Ended December 31, 2000
Revenues from external customers	$183,361	$72,818	$47,065	$—	$303,244
Intercompany real estate charges (revenues)	6,376	726	—	(7,102)	—
Depreciation & amortization	4,228	4,221	—	5,113	13,562
Operating income (loss)	82,953	(4,450)	16,121	21,068	115,692
Field, corporate and administrative					36,481
Interest expense					21,751
Income before income taxes					57,460
Additions to long lived assets	54,520	12,626	2,570	32,232	101,948
Total assets	423,877	49,437	21,145	67,753	562,212
Year Ended December 31, 1999
Revenues from external customers	$163,449	$70,204	$39,545	$37	$273,235
Intercompany real estate charges (revenues)	5,768	578	—	(6,346)	—
Depreciation & amortization	3,681	3,973	—	4,656	12,310
Operating income (loss)	75,067	(2,379)	15,587	17,883	106,158
Field, corporate and administrative					34,531
Interest expense					19,391
Income before income taxes					52,236
Additions to long lived assets	41,350	5,568	1,567	25,372	73,857
Total assets	380,680	47,848	18,944	72,930	520,402

        Franchise Operations, Company Operations and Sales of Franchises and Equipment are reported on the same basis as used by IHOP's management. Franchise Operations revenues from external customers includes interest income from the financing of sales of franchises and equipment in the amounts of $18,165,000, $15,573,000 and $13,465,000 for the years ended December 31, 2001, 2000 and

1999 respectively. For management reporting purposes, we treat all restaurant lease revenues and expenses as operating lease revenues and expenses, although most of these leases are direct financing leases (revenues) or capital leases (expenses). The accounting adjustments required to bring lease revenues and expenses into conformance with GAAP are included in the Consolidated Adjustments and Other segment. These adjustments include interest income from direct financing leases of restaurant buildings in the amounts of $18,257,000, $18,779,000 and $15,918,000 for the three years ended December 31, 2001, 2000 and 1999 respectively. All of IHOP's owned land and restaurant buildings are included in the total assets of the Consolidating and Other Adjustments segment and are leased to the Franchise Operations and Company Operations segments.

13.    Selected Quarterly Financial Data (Unaudited)

	Revenues	Operating Income	Net Income	Net Income Per Share— Basic(a)	Net Income Per Share— Diluted(a)
	(In thousands, except per share amounts)
2001
1st Quarter	$70,106	$27,043	$7,474	$.37	$.37
2nd Quarter	82,825	32,251	10,168.50		.49
3rd Quarter	81,096	32,421	11,076.54		.53
4th Quarter	90,409	34,474	11,570.56		.55
2000
1st Quarter	$68,406	$25,618	$7,229	$.36	$.36
2nd Quarter	70,304	28,253	8,294.41		.41
3rd Quarter	78,667	30,609	10,079.50		.50
4th Quarter	85,867	31,212	9,736.49		.48

(a)
The quarterly amounts may not add to the full year amount due to rounding.

Report of Independent Accountants

The Stockholders and Board of Directors
IHOP Corp.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of IHOP Corp. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of IHOP Corp.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
February 15, 2002

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Information appearing under the captions "Information Concerning Nominees and Members of the Board of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act" contained in the 2002 Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information appearing under the captions "Executive Compensation—Summary of Compensation," "Executive Compensation—Stock Options and Stock Appreciation Rights" and "Executive Officers of the Company—Employment Agreements" contained in the 2002 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the 2002 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

        Information appearing under the caption "Certain Relationships and Related Transactions" contained in the 2002 Proxy Statement is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)    Consolidated Financial Statements

        The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

    Consolidated Balance Sheets as of December 31, 2001 and 2000.

    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001.

    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2001.

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001.

    Notes to the Consolidated Financial Statements.

    Report of Independent Accountants.

(a)(2)    Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)    Exhibits

        Exhibits not incorporated by reference are filed herewith. The remainder of the exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference. Management contracts or compensatory plans or arrangements are marked with an asterisk.

3.1	Restated Certificate of Incorporation of IHOP Corp. Exhibit 3.1 to IHOP Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K"), is hereby incorporated by reference.
3.2	Bylaws of IHOP Corp. Exhibit 3.2 to the 1997 Form 10-K is hereby incorporated by reference.
4.1
Senior Note Purchase Agreement, dated as of November 19, 1992, among IHOP Corp., International House of Pancakes, Inc. ("IHOP, Inc.") and Mutual Life Insurance Company of New York and other purchasers. Exhibit 4.1 to the 1997 Form 10-K is hereby incorporated by reference.
4.2
Senior Note Purchase Agreement, dated as of November 1, 1996, among IHOP, Inc., IHOP Corp. and Jackson National Life Insurance Company and other purchasers. Exhibit 4.8 to IHOP Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K"), is hereby incorporated by reference.
4.3
First Amendment to Senior Note Purchase Agreement, dated as of November 1, 1996, among IHOP Corp., IHOP Inc., and Mutual Life Insurance Company of New York and other purchasers. Exhibit 4.2 to IHOP Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K"), is hereby incorporated by reference.
4.4	Revolving line of credit note among International House of Pancakes, Inc., a Delaware Corporation and Wells Fargo Bank, N.A. dated as of June 28, 2001 is filed herewith.
4.5	Loan Agreement dated as of April 27, 2001, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., and Bank of America, N.A., is filed herewith.
*10.1	Employment Agreement between IHOP Corp. and Rand Michael Ferris. Exhibit 10.6 to the 1996 Form 10-K is hereby incorporated by reference.
*10.2	Employment Agreement between IHOP Corp. and Susan Henderson-Hernandez. Exhibit 10.7 to the 1996 Form 10-K is hereby incorporated by reference.
*10.3	Employment Agreement between IHOP Corp. and Richard K. Herzer. Exhibit 10.8 to the 1996 Form 10-K is hereby incorporated by reference.
*10.4	Employment Agreement between IHOP Corp. and Anna G. Ulvan. Exhibit 10.12 to the 1996 Form 10-K is hereby incorporated by reference.
*10.5	Employment Agreement between IHOP Corp. and Mark D. Weisberger. Exhibit 10.13 to the 1996 Form 10-K is hereby incorporated by reference.
*10.6	Employment Agreement between IHOP Corp. and Richard C. Celio. Exhibit 10 to IHOP Corp.'s Form 10-Q for the quarterly period ended March 31, 1997, is hereby incorporated by reference.
*10.7	Employment Agreement between IHOP Corp. and John Jordan. Exhibit 10.13 to the 1997 Form 10-K is hereby incorporated by reference.

*10.8	Employment Agreement between IHOP Corp. and Alan S. Unger. Exhibit 10.21 to IHOP Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, is hereby incorporated by reference.
*10.9	Employment Agreement between IHOP Corp. and Robin S. Elledge. Exhibit 10.1 to IHOP Corp.'s Form 10-Q for the quarterly period ended June 30, 2000, is hereby incorporated by reference.
*10.10	Employment Agreement between IHOP Corp. and Julia A. Stewart is filed herewith.
*10.11	Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc. Exhibit 10.14 to the 1997 Form 10-K is hereby incorporated by reference.
*10.12	International House of Pancakes Employee Stock Ownership Plan as Amended and Restated as of January 1, 2001 ("the ESOP") is filed herewith.
*10.13
IHOP Corp. 1994 Stock Option Plan for Non-Employee Directors as Amended and Restated February 23, 1999. Annex "A" to the IHOP Corp. Proxy Statement for Annual Meeting of Stockholders held on Tuesday, May 11, 1999, is hereby incorporated by reference.
*10.14
IHOP Corp. 2001 Stock Incentive Plan (the "2001 Plan") as Amended and Restated on March 1, 2001. Appendix "B" to the IHOP Corp. Proxy Statement for the Annual Meeting of Stockholders held on May 15, 2001, is hereby incorporated by reference.
*10.15	International House of Pancakes 401(k) Plan is filed herewith.
*10.16	IHOP Corp. Executive Incentive Plan effective January 1, 2001 and supersedes all previously implemented plans is filed herewith.
11.0	Statement Regarding Computation of Per Share Earnings.
21.0	Subsidiaries of IHOP Corp. Exhibit 21.0 to the 1997 Form 10-K is hereby incorporated by reference.
23.0	Consent of PricewaterhouseCoopers LLP.
(b)
Reports on Form 8-K:

        On October 30, 2001, IHOP Corp. filed a current report on Form 8-K, dated October 30, 2001, disclosing a press release announcing its results for the quarter ended September 30, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2002.

IHOP CORP.
By:	/s/ RICHARD K. HERZER Richard K. Herzer Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on this 11th day of March, 2002.

Name	Title

/s/ RICHARD K. HERZER Richard K. Herzer	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ JULIA A. STEWART Julia A. Stewart	President, Chief Operating Officer and Director
/s/ ALAN S. UNGER Alan S. Unger	Vice President-Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)
/s/ A. ALLEN ARROYO A. Allen Arroyo	Controller and Assistant Treasurer (Principal Accounting Officer)
/s/ H. FREDERICK CHRISTIE H. Frederick Christie	Director
/s/ FRANK EDELSTEIN Frank Edelstein	Director
/s/ MICHAEL S. GORDON Michael S. Gordon	Director
/s/ NEVEN C. HULSEY Neven C. Hulsey	Director
/s/ LARRY ALAN KAY Larry Alan Kay	Director
/s/ CAROLINE W. NAHAS Caroline W. Nahas	Director
/s/ PATRICK W. ROSE Patrick W. Rose	Director

QuickLinks

PART I
PART II
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
PART III
PART IV
SIGNATURES