Form 10-Q
period 2002-03-31
IHOP CORP
filed 2002-04-25
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2002
Common Stock, $.01 par value	20,879,329

IHOP CORP. AND SUBSIDIARIES
INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Item 1—Financial Statements
	Consolidated Balance Sheets—March 31, 2002 and December 31, 2001	3
	Consolidated Statements of Operations—Three Months Ended March 31, 2002 and 2001	4
	Consolidated Statements of Cash Flows—Three Months Ended March 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
	Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	8
PART II.	OTHER INFORMATION
	Item 6—Exhibits and Reports on Form 8-K	16
	(a) Exhibits
	(b) Reports on Form 8-K
	Signatures	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$17,001	$6,252
Receivables, net	43,037	47,451
Reacquired franchises and equipment held for sale, net	3,239	3,234
Inventories	806	837
Prepaid expenses	908	1,386

Total current assets	64,991	59,160

Long-term receivables	307,196	307,859
Property and equipment, net	241,749	238,026
Reacquired franchises and equipment held for sale, net	18,354	18,327
Excess of costs over net assets acquired, net	10,767	10,767
Other assets	8,961	7,290

Total assets	$652,018	$641,429

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$10,602	$9,711
Accounts payable	12,069	16,666
Accrued employee compensation and benefits	7,337	7,621
Other accrued expenses	9,696	7,238
Deferred income taxes	1,368	1,129
Capital lease obligations	2,280	2,164

Total current liabilities	43,352	44,529

Long-term debt	50,735	50,209
Deferred income taxes	57,132	59,084
Capital lease obligations and other	175,925	175,177
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; March 31, 2002:
21,027,116 shares issued and 20,879,329 shares outstanding; December 31, 2001:
20,918,283 shares issued and 20,711,201 outstanding	210	209
Additional paid-in capital	82,903	79,837
Retained earnings	243,676	233,920
Accumulated other comprehensive loss	(72)	—
Treasury stock, at cost (147,787 shares and 207,082 shares at March 31, 2002 and December 31, 2001, respectively)	(2,247)	(3,386)
Contribution to ESOP	404	1,850

Total stockholders' equity	324,874	312,430

Total liabilities and stockholders' equity	$652,018	$641,429

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues
Franchise operations
Rent	$19,454	$14,444
Service fees and other	39,088	35,287

	58,542	49,731
Sale of franchises and equipment	5,208	3,599
Company operations	17,790	16,776

Total revenues	81,540	70,106

Costs and Expenses
Franchise operations
Rent	11,706	8,324
Other direct costs	13,757	11,831

	25,463	20,155
Cost of sales of franchises and equipment	3,458	2,791
Company operations	16,976	16,450
Field, corporate and administrative	10,393	9,562
Depreciation and amortization	3,859	3,560
Interest	5,270	5,328
Other expense, net	511	107

Total costs and expenses	65,930	57,953

Income before income taxes	15,610	12,153
Provision for income taxes	5,854	4,679

Net income	$9,756	$7,474

Net Income Per Share
Basic	$0.47	$0.37

Diluted	$0.46	$0.37

Weighted Average Shares Outstanding
Basic	20,771	20,048

Diluted	21,169	20,420

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities
Net income	$9,756	$7,474
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,859	3,560
Deferred income taxes	(1,713)	38
Contribution to ESOP	404	374
Tax benefit from stock option exercise	584	123
Change in current assets and liabilities
Accounts receivable	5,415	3,065
Inventories	31	8
Prepaid expenses	478	(4,681)
Accounts payable	(4,597)	(8,013)
Accrued employee compensation and benefits	(284)	(1,334)
Other accrued expenses	2,458	(661)
Other	(164)	(275)

Net cash (used in) provided by operating activities	16,227	(322)

Cash flows from investing activities
Additions to property and equipment	(20,857)	(21,028)
Additions to notes	(1,735)	(1,089)
Principal receipts from notes and equipment contracts receivable	3,740	4,327
Additions to reacquired franchises held for sale	(258)	(654)

Net cash (used in) investing activities	(19,110)	(18,444)

Cash flows from financing activities
Proceeds from issuance of long-term debt, including revolving line of credit	16,763	13,488
Proceeds from sale and leaseback arrangements	10,885	—
Repayment of long-term debt, including revolving line of credit	(15,347)	(130)
Principal payments on capital lease obligations	(440)	(515)
Treasury stock transactions	—	(23)
Exercise of stock options	1,771	654

Net cash provided by financing activities	13,632	13,474

Net change in cash and cash equivalents	10,749	(5,292)
Cash and cash equivalents at beginning of period	6,252	7,208

Cash and cash equivalents at end of period	$17,001	$1,916

Supplemental disclosures
Interest paid, net of capitalized amounts	$4,984	$4,572
Income taxes paid	45	108
Capital lease obligations incurred	—	804

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1.    General:    The accompanying consolidated financial statements for the three months ended March 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP" or "the Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying consolidated balance sheet as of December 31, 2001, has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

        2.    Reclassifications:    Certain reclassifications have been made to prior period information to conform to the current period presentation.

        3.    Segments:    IHOP identifies its operating segments based on the organizational units used by management to monitor performance and make operating decisions. The Franchise Operations segment includes restaurants operated by franchisees and area licensees in the United States and Canada. The Company Operations segment includes Company-operated restaurants in the United States. We measure segment profit as income before income taxes. Information on segments and reconciliation to income before income taxes are as follows:

	Franchise Operations	Company Operations	Sale of Franchises & Equipment	Corporate and Other	Adjustments & Eliminations	Consolidated Total
Three Months Ended March 31, 2002
Revenues from external customers	$58,542	$17,790	$5,208	$—	$—	$81,540
Intercompany real estate charges	1,558	411	—	(1,969)	—	—
Capital lease real estate charges	4,131	562	—	—	(4,693)	—
Field, corporate and administrative	—	—	—	10,393	—	10,393
Depreciation & amortization	1,651	1,063	—	1,145	—	3,859
Interest	—	—	—	577	4,693	5,270
Income (loss) before income taxes	25,085	(1,074)	2,570	(10,971)	—	15,610
Additions to long lived assets	13,834	1,648	258	5,375	—	21,115
Total assets	503,984	38,524	21,593	87,917	—	652,018
Three Months Ended March 31, 2001
Revenues from external customers	$49,731	$16,776	$3,599	$—	$—	$70,106
Intercompany real estate charges	1,320	156	—	(1,476)	—	—
Capital lease real estate charges	4,108	628	—	—	(4,736)	—
Field, corporate and administrative	—	—	—	9,562	—	9,562
Depreciation & amortization	1,301	1,066	—	1,193	—	3,560
Interest	—	—	—	592	4,736	5,328
Income (loss) before income taxes	22,562	(1,436)	1,444	(10,417)	—	12,153
Additions to long lived assets	14,679	1,175	654	5,174	—	21,682
Total assets	438,808	46,866	21,887	66,860	—	574,421

        For management reporting purposes, we treat all restaurant lease revenues and expenses as operating lease revenues and expenses, although many of these leases are direct financing leases (revenues) or capital leases (expenses). The accounting adjustments required to bring lease revenues and expenses into conformance with GAAP are included in the Adjustments and Eliminations column. All of IHOP's owned land and restaurant buildings are included in the total assets of the Corporate and Other segment and are leased to the Franchise Operations and Company Operations segments.

        4.    New Accounting Pronouncements:    In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued and are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As a result, the Company's amortization of goodwill in the amount of $107,000 ($67,000 net of tax) per quarter ceased effective January 1, 2002. Upon adoption of SFAS No. 142 the Company was required to reassess the useful lives of its other intangible assets as well as perform a transitional impairment testing of indefinite-lived intangible assets. Since the Company does not have any intangible assets other than goodwill, the adoption of the provisions of the statement affecting other intangible assets had no impact on the Company's financial position, results of operations or cash flows.

        Also, in connection with the adoption of SFAS No. 142, the Company is required to carry out a transitional goodwill impairment evaluation which requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Initially, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities (excluding goodwill) to those reporting units as of the date of adoption. All existing goodwill at the date that SFAS No. 142 is adopted is assigned to one or more reporting units in a reasonable and supportable manner as prescribed by the standard. The Company has until June 30, 2002, which is the second quarter from the adoption date, to assess the fair value of each reporting unit and compare it to the reporting unit's carrying value. If the fair value of a reporting unit is below the unit's carrying amount, as computed in step one, the Company must complete step two of the transitional goodwill impairment test for that reporting unit as soon as possible, but no later than the end of the year of adoption. If the implied fair value of that reporting unit's goodwill is less than its recorded goodwill, a transitional goodwill impairment loss will be recognized and reported as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20 (APB 20), Accounting Changes. Any subsequent impairment losses resulting from events or circumstances that occur after the first day of the fiscal year in which SFAS No. 142 is adopted will be reported as a component of income from continuing or discontinued operations, as appropriate.

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued and is effective for fiscal years beginning after December 15, 2001. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale. This statement provides guidance on differentiating between assets held and used, held for sale and held for disposal other than by sale (e.g., abandonment, exchanged, distributed). The adoption of this statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth certain operating data for IHOP restaurants:

	Three Months Ended March 31,
	2002	2001
	(In thousands) (Unaudited)
Restaurant Data
Effective restaurants(a)(d)
Franchise	823	743
Company	74	73
Area license	121	152

Total	1,018	968

System-wide
Sales(b)(d)	$365,840	$330,698
Percent change	10.6%	10.7%
Average sales per effective restaurant(d)	$359	$342
Percent change	5.0%	3.3%
Comparable sales percentage change (c)	2.0%	1.6%
Franchise
Sales	$314,723	$275,199
Percent change	14.4%	12.7%
Average sales per effective restaurant	$382	$370
Percent change	3.2%	2.8%
Comparable sales percentage change(c)	2.1%	1.9%
Company
Sales	$17,790	$16,776
Percent change	6.0%	(5.6%)
Average sales per effective restaurant	$240	$230
Percent change	4.3%	(0.4%)
Area License (with Japan)
Sales	$33,327	$38,723
Percent change	(13.9%)	4.8%
Average sales per effective restaurant	$275	$255
Percent change	7.8%	2.0%
Area License (without Japan)
Sales	$33,327	$32,370
Percent change	3.0%	13.5%
Average sales per effective restaurant	$275	$270
Percent change	1.9%	8.0%

(a)
"Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. It is calculated by dividing total restaurant operating days by 91 days for a quarterly calculation.

(b)
"System-wide sales" are retail sales of franchisees, area licensees and Company-operated restaurants, as reported to IHOP.

(c)
"Comparable sales percentage change" reflects the percentage change in sales for restaurants that are operated for the entire fiscal period in which they are being compared. Because of new unit openings and store closures, the restaurants opened for an entire fiscal period being compared will be different from period to period. Comparable average sales do not include data on restaurants located in Florida.

(d)
In the first quarter of 2002, excluding the units in Japan, system-wide sales increased 12.8%; effective restaurants grew by 8.8%, and average sales per effective restaurants increased by 3.5% over the same period in 2001. In the first quarter of 2001, excluding the units in Japan, system-wide sales increased 11.7%; effective restaurants grew by 7.6%, and average sales per effective restaurants increased by 7.8% over the same period in 2000.

        The following table summarizes IHOP's restaurant development and franchising activity:

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP-beginning of period	1,017	968
New openings
IHOP-developed	10	7
Investor and conversion programs	1	3
Area license	1	2

Total new openings	12	12
Closings
Company and franchise	(1)	(2)
Area license	—	—

IHOP-end of period	1,028	978

Summary-end of period
Franchise	830	752
Company	75	74
Area license	123	152 (a)

Total IHOP	1,028	978

RESTAURANT FRANCHISING ACTIVITY
IHOP-developed	9	5
Investor and conversion programs	1	3
Rehabilitated and refranchised	—	1

Total restaurants franchised	10	9
Reacquired by IHOP	(2)	(2)
Closed	(1)	(2)

Net addition	7	5

(a)
Included 32 restaurants in Japan that were closed in the second quarter of 2001.

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

        Franchise operations includes payments from franchisees of rents, royalties and advertising fees, proceeds from the sale of proprietary products, primarily pancake mix, to distributors, franchisees and area licensees, interest income received in connection with the financing of franchise and development fees and equipment sales, interest income received from direct financing leases on franchised restaurant buildings, and payments from area licensees of royalties and advertising fees.

        Revenues from the sale of franchises and equipment and the associated costs of such sales are affected by the number and mix of restaurants franchised. We franchise four kinds of restaurants: restaurants newly developed by IHOP, restaurants developed by franchisees, restaurants developed by area licensees, and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $375,000 or more, have little if any associated franchise cost of sales, and are accompanied by equipment sales generally in excess of $300,000 that are usually at a price that includes little or no profit margin. Franchise rights for restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales, and do not include an equipment sale. Area license rights are normally granted in return for a one-time development fee that is recognized ratably as restaurants are developed in the area. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $375,000 or more, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings, number of restaurants in our inventory of restaurants that are available for refranchising and the level of interest among potential franchisees.

        Company operations revenues are retail sales at IHOP-operated restaurants.

        We report separately those expenses that are attributable to franchise operations, the cost of sales of franchises and equipment and Company operations. Expenses recorded under field, corporate and administrative, depreciation and amortization, and interest relate to these three categories of franchise operations, sales of franchises and equipment, and Company operations.

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

Comparison of Quarter Ended March 31, 2002 to Quarter Ended March 31, 2001

        The fiscal quarters ended March 31, 2002 and 2001 were comprised of 13 weeks (91 days).

System-Wide Retail Sales

        System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and Company-operated restaurants. System-wide retail sales grew by $35,142,000 or 10.6% in the first quarter of 2002 over the same period in 2001. Growth in the number of effective restaurants and increases in average sales per effective restaurant caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 5.2% in the first quarter of 2002 over the same period in the prior year due to new restaurant development. Average sales per effective restaurant increased by 5.0% in the first quarter of 2002 over the same period in 2001. Newly developed restaurants generally have seating capacities and sales greater than the system-wide averages. Management continues to pursue growth in sales through new restaurant development, marketing efforts, new products, improvements in operations, and remodeling of existing restaurants.

        During the second quarter of 2001, the Company's area licensee in Japan negotiated an early termination of its area license agreement. IHOP received a fee of approximately $250,000 for this early termination and the area licensee discontinued operations of its 32 IHOP restaurants. Excluding these units in Japan, system-wide sales increased 12.8% for the first quarter of 2002 over the same period in 2001; effective restaurants grew by 8.8% for the first quarter of 2002; and average sales per effective restaurants increased 3.5% for the first quarter of 2002 over the same period in 2001.

Franchise Operations

        Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest. Franchise operations revenues grew by 17.7% for the first quarter of 2002 over the same period in 2001. Franchise operations revenues grew primarily due to an increase in retail sales in franchise restaurants of 14.4% for the first quarter of 2002 over the first quarter of 2001. Retail sales in franchised restaurants grew primarily due to a 10.8% increase in the number of effective franchise restaurants and a 3.2% increase in average sales per effective franchise restaurant for the first quarter of 2002 over the same period in the prior year.

        Franchise operations costs and expenses include facility rent, advertising, the cost of proprietary products, and other direct costs associated with franchise operations. Franchise operations costs and expenses increased by 26.3% for the first quarter of 2002. Increases in franchise operations costs and expenses were greater than the growth in franchise operations revenue primarily due to higher rent expense.

        Rent income and expense are affected by the mix of operating and capital leases. Most of the leases and subleases entered into by the Company beginning in 2000 have been operating leases, whereas most leases prior to 2000 were capital leases. As a result, rent income and rent expense are increasing rapidly over a relatively small base amount, and interest income and interest expense related to real estate leases are not.

        Sublease transactions with franchisees are structured with little or no margin at inception of the sublease, but with margin improvement over the life of the lease as retail sales increase (primarily because excess rent provisions in the subleases are tied to retail sales). New unit development will therefore have a negative effect on rent margin percentages. Rent margin percentages decreased from 42.4% to 39.8% for the first quarter 2002. Actual profit margin on rent transactions increased $1,628,000 from $6,120,000 to $7,748,000. This increase principally reflects the margin improvement achieved as subleases mature. The timing of lease transactions may also have an impact on rent margins.

        Franchise operations margin as a percent of franchise operations revenues was 56.5% in the first quarter of 2002 compared with 59.5% in 2001. The decrease in the margin percentage was primarily due to the higher rent expense mentioned above.

Sales of Franchises and Equipment

        Sales of franchises and equipment increased by 44.7% for the first quarter of 2002 over the first quarter of 2001. IHOP franchised ten restaurants in 2002 compared with nine in 2001, however, the units franchised in the first quarter of 2002 had a higher average franchise sales price than those in 2001 primarily due to the mix of restaurants franchised. The Company franchised nine IHOP developed restaurants and one investor program restaurant in 2002. This is compared to 2001 when the Company franchised five IHOP developed restaurants, three investor restaurants and one refranchised restaurant. The sales price IHOP receives for IHOP developed units is substantially greater than that for investor developed units.

        Cost of sales of franchises and equipment increased 23.9% for the first quarter of 2002 over 2001. The increase was primarily due to the change in the mix of restaurants franchised in 2002.

        Margin on sales of franchises and equipment was 33.6% for the first quarter of 2002 compared with 22.5% in 2001. The increase in margin primarily resulted from the mix of units franchised. The margin on IHOP developed units is substantially greater than that on investor developed units.

Company Operations

        Company operations revenues are sales to customers at restaurants operated by IHOP. Company operations revenues increased 6.0% in the first quarter of 2002 over the same period in the prior year. Increases in the number of effective IHOP-operated restaurants coupled with an increase in the average sales per IHOP-operated restaurant caused the revenue increase. Effective IHOP-operated restaurants increased by 1.4% in the first quarter of 2002 over the same period in 2001. Average sales per effective IHOP-operated restaurant increased by 4.3% in the first quarter of 2002 over the same period in the prior year.

        Company operations costs and expenses include food, labor and benefits, utilities and rent and other real estate related costs. Company operations costs increased 3.2% in the first quarter of 2002 over the comparable period in the prior year. Company operations costs were affected primarily by increases in the number of effective restaurants and Company operations revenues.

        Company operations margin is Company operations revenues less Company operations costs and expenses. Company operations margin was $814,000 and $326,000 in the first quarter of 2002 and 2001, respectively. Company operations margin was 4.6% and 1.9% of Company operations revenues in the first quarter of 2002 and 2001, respectively. Increase in margin for 2002 was primarily the result of higher sales and lower utility costs in the first quarter of 2002 as compared to 2001.

        In assessing performance of its Company operations, management considers various other costs and expenses not included in margin. IHOP owns some of the real property of the Company operated restaurants and charges those restaurants market rents. These rent expenses are eliminated in consolidation. The buildings, leasehold improvements and equipment employed in these restaurants are depreciated or amortized in accordance with our policies, and this expense is reflected in the statement of operations on the depreciation and amortization line. Interest expense related to capital leases on real property of certain Company-operated restaurant leases are also viewed by management as expenses related to the Company operations, but are included in the interest expense line of the statement of operations. In addition, employee benefit expenses related to IHOP's employee stock ownership plan are included in the Company operations margin, but are excluded from management's assessment of company operations performance.

        These other costs related to Company-operated restaurants for 2002 and 2001, respectively, are intercompany real estate charges of $411,000 and $156,000; depreciation and amortization of $1,063,000 and $1,066,000; interest expense of $562,000 and $628,000; and ESOP related costs of $101,000 and $93,000. After reflecting these other costs and expenses (i.e. rent, depreciation and interest) as part of Company operations, and excluding ESOP related costs, the loss before income taxes from Company operations was $1,074,000 and $1,436,000 in the first quarter of 2002 and 2001, respectively.

Other Costs and Expenses

        Field, corporate and administrative costs and expenses increased by 8.7% for the first quarter of 2002 over the first quarter of 2001. The rise in expenses was primarily due to higher compensation related expenses, a result of salary and head count increases. Field, corporate and administrative expenses were 2.8% of system-wide sales for the first quarter of 2002, compared to 2.9% in 2001.

        Depreciation and amortization expense for the first quarter of 2002, increased 8.4%. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our restaurant development program.

        Interest expense decreased by 1.1% for the first quarter of 2002 primarily as a result of lower interest rates.

Income Tax Provision

        The Company's effective tax rate was 37.5% for 2002 and 38.5% for 2001. The decrease in the effective tax rate for 2002 was due to the positive results of the Company's tax planning efforts.

Balance Sheet Accounts

        The balance of long-term debt increased by 1.0% in March 2002 primarily due to the $17 million leasehold mortgage term loan the Company entered into in 2002. This addition was partially offset by a $15 million repayment on the revolving line of credit.

Liquidity and Capital Resources

        The Company invests in its business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older company-operated restaurants. Also, the Company began repurchasing shares of its common stock in 2000. As of March 31, 2002, the Company has cumulatively repurchased 389,168 shares of its common stock, of which 241,381 were contributed to the Employee Stock Ownership Plan.

        For the first quarter of 2002, IHOP and its franchisees and area licensees developed and opened 12 IHOP restaurants. Of these, we developed and opened ten restaurants, and franchisees and area licensees developed and opened two restaurants. Capital expenditures for the first quarter of 2002, which included our portion of the above development program, were $20.9 million. Funds for investment primarily came from cash generated from operations of $16.2 million, and proceeds from sale and leaseback arrangements of restaurant land and buildings of $10.9 million. We also incurred leasehold mortgages of $17.2 million.

        In 2002, IHOP and its franchisees and area licensees plan to develop and open approximately 90 to 105 restaurants. Included in that number is the development of 80 to 90 new restaurants by us and the development of 10 to 15 restaurants by our franchisees and area licensees. Capital expenditure projections for 2002, which include our portion of the above development program, are estimated to be approximately $130 to $140 million. In November 2002, the seventh and final annual installment of $4.6 million in principal is due on our 7.79% senior notes due 2002 and the third installment of $3.9 million in principal is due on our senior notes due 2008. We expect that funds from operations, leasehold mortgage term debt, proceeds from sale and leaseback arrangements (estimated to be about $55 to $65 million) and our $25 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures and our principal repayments on our senior notes in 2002. At March 31, 2002, $25 million was available to be borrowed under our noncollateralized bank revolving credit agreement.

New Accounting Pronouncements

        In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued and are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As a result, the Company's amortization of goodwill in the amount of $107,000 ($67,000 net of tax) per quarter ceased effective January 1, 2002. Upon adoption of SFAS No. 142 the Company was required to reassess the useful lives of its other intangible assets as well as perform a transitional impairment testing of indefinite-lived intangible assets. Since the Company does not have any intangible assets other than goodwill, the adoption of the provisions of the statement affecting other intangible assets had no impact on the Company's financial position, results of operations or cash flows.

        Also, in connection with the adoption of SFAS No. 142, the Company is required to carry out a transitional goodwill impairment evaluation which requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Initially, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities (excluding goodwill) to those reporting units as of the date of adoption. All existing goodwill at the date that SFAS No. 142 is adopted is assigned to one or more reporting units in a reasonable and supportable manner as prescribed by the standard. The Company has until June 30, 2002, which is the second quarter from the adoption date, to assess the fair value of each reporting unit and compare it to the reporting unit's carrying value. If the fair value of a reporting unit is below the unit's carrying amount, as computed in step one, the Company must complete step two of the transitional goodwill impairment test for that reporting unit as soon as possible, but no later than the end of the year of adoption. If the implied fair value of that reporting unit's goodwill is less than its recorded goodwill, a transitional goodwill impairment loss will be recognized and reported as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20 (APB 20), Accounting Changes. Any subsequent impairment losses resulting from events or circumstances that occur after the first day of the fiscal year in which SFAS No. 142 is adopted will be reported as a component of income from continuing or discontinued operations, as appropriate.

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued and is effective for fiscal years beginning after December 15, 2001. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale. This statement provides guidance on differentiating between assets held and used, held for sale and held for disposal other than by sale (e.g., abandonment, exchanged, distributed). The adoption of this statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

Critical Accounting Policies

        The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

  Leasing

        IHOP leases equipment consisting of restaurant equipment, furniture and fixtures to our franchisees and retains title to the leased equipment. These equipment contracts are accounted for as sales-type leases upon acceptance of the equipment by the franchisee. Leases of restaurant facilities that meet the criteria for direct financing leases are recorded as such or alternatively are treated as operating leases.

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

  Reacquired Franchises and Equipment Held for Sale

        Restaurants that IHOP reacquires are often underperforming as a result of having been poorly operated and sometimes physically neglected by the franchise owner. When IHOP reacquires a restaurant and assumes operations, the Company begins a multi-step rehabilitation program for that restaurant. First these restaurants are physically rehabilitated, then IHOP hires and trains the restaurant staff. After these first steps are completed, the Company implements new marketing and operations programs designed to regain the business of former guests and attract new patrons. After a restaurant has been rehabilitated and its sales volume reaches acceptable levels, the restaurant is refranchised to a qualified franchisee.

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

3.1	Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K") is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to the 1997 Form 10-K is incorporated herein by reference).
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.'s Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
4.6
First addendum to loan agreement, dated as of March 13, 2002, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A., is filed herewith.
*10.17	IHOP Corp. Executive Incentive Plan effective January 1, 2002 and supersedes all previously implemented plans is filed herewith.
11.0	Statement Regarding Computation of Per Share Earnings.

        (b)  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHOP CORP. (Registrant)

April 25, 2002 (Date)	BY:	/s/ RICHARD K. HERZER Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)

April 25, 2002 (Date)		/s/ ALAN S. UNGER V.P.-Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

FORM 10-Q
INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES