Form 10-Q
period 2002-06-30
IHOP CORP
filed 2002-07-31
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2002
Common Stock, $.01 par value	20,911,198

IHOP CORP. AND SUBSIDIARIES
INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Item 1—Financial Statements
	Consolidated Balance Sheets—June 30, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Operations—Three Months and Six Months Ended June 30, 2002 and 2001 (unaudited)	4
	Consolidated Statements of Cash Flows—Six Months Ended June 30, 2002 and 2001 (unaudited)	5
	Notes to Consolidated Financial Statements	6
	Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	10
PART II.	OTHER INFORMATION
	Item 4—Submission of Matters to a Vote of Security Holders	18
	Item 5—Other Information	18
	Item 6—Exhibits and Reports on Form 8-K	18
	(a) Exhibits
	(b) Reports on Form 8-K
	Signatures	19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15,735	$6,252
Receivables, net	40,194	47,451
Reacquired franchises and equipment held for sale, net	3,233	3,234
Inventories	806	837
Prepaid expenses	711	1,386

Total current assets	60,679	59,160

Long-term receivables	309,894	307,859
Property and equipment, net	251,462	238,026
Reacquired franchises and equipment held for sale, net	18,322	18,327
Excess of costs over net assets acquired, net	10,767	10,767
Other assets	11,509	7,290

Total assets	$662,633	$641,429

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$10,602	$9,711
Accounts payable	10,117	16,666
Accrued employee compensation and benefits	8,041	7,621
Other accrued expenses	8,561	7,238
Deferred income taxes	1,480	1,129
Capital lease obligations	2,397	2,164

Total current liabilities	41,198	44,529

Long-term debt	50,602	50,209
Deferred income taxes	58,181	59,084
Capital lease obligations and other	177,506	175,177
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; June 30, 2002: 21,058,985 shares issued and 20,911,198 shares outstanding; December 31, 2001: 20,918,283 shares issued and 20,711,201 shares outstanding	211	209
Deferred compensation	(618)	—
Additional paid-in capital	84,428	79,837
Retained earnings	252,976	233,920
Accumulated other comprehensive loss	(448)	—
Treasury stock, at cost (147,787 shares and 207,082 shares at June 30, 2002 and December 31, 2001, respectively)	(2,247)	(3,386)
Contribution to ESOP	844	1,850

Total stockholders' equity	335,146	312,430

Total liabilities and stockholders' equity	$662,633	$641,429

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Franchise operations
Rent	$20,251	$16,130	$39,705	$30,574
Service fees and other	38,293	35,056	77,381	70,343

	58,544	51,186	117,086	100,917
Sale of franchises and equipment	8,329	13,639	13,537	17,238
Company operations	17,986	18,000	35,776	34,776

Total revenues	84,859	82,825	166,399	152,931
Costs and Expenses
Franchise operations
Rent	12,490	9,179	24,196	17,503
Other direct costs	13,593	11,861	27,350	23,692

	26,083	21,040	51,546	41,195
Cost of sales of franchises and equipment	5,258	8,761	8,716	11,552
Company operations	17,041	17,249	34,017	33,699
Field, corporate and administrative	12,348	10,432	22,741	19,994
Depreciation and amortization	3,964	3,667	7,823	7,227
Interest	5,284	5,286	10,554	10,614
Other (income) expense, net	1	(143)	512	(36)

Total costs and expenses	69,979	66,292	135,909	124,245

Income before income taxes	14,880	16,533	30,490	28,686
Provision for income taxes	5,580	6,365	11,434	11,044

Net income	$9,300	$10,168	$19,056	$17,642

Net Income Per Share
Basic	$0.44	$0.50	$0.91	$0.88

Diluted	$0.44	$0.49	$0.90	$0.86

Weighted Average Shares Outstanding
Basic	20,904	20,272	20,838	20,160

Diluted	21,340	20,625	21,254	20,522

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net income	$19,056	$17,642
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,823	7,227
Deferred income taxes	(552)	1,523
Contribution to ESOP	844	802
Tax benefit from stock option exercise	759	1,472
Change in current assets and liabilities
Accounts receivable	8,468	2,467
Inventories	31	81
Prepaid expenses	675	(4,791)
Accounts payable	(6,549)	(8,452)
Accrued employee compensation and benefits	420	(545)
Other accrued expenses	1,323	(705)
Other	(1,088)	(1,246)

Net cash provided by operating activities	31,210	15,475

Cash flows from investing activities
Additions to property and equipment	(48,163)	(47,952)
Additions to notes	(4,526)	(5,850)
Principal receipts from notes and equipment contracts receivable	7,576	7,632
Additions to reacquired franchises held for sale	(363)	(954)

Net cash used in investing activities	(45,476)	(47,124)

Cash flows from financing activities
Proceeds from issuance of long-term debt, including revolving line of credit	17,203	26,319
Proceeds from sale and leaseback arrangements	20,978	13,803
Repayment of long-term debt, including revolving line of credit	(15,920)	(11,570)
Principal payments on capital lease obligations	(900)	(893)
Treasury stock transactions	—	(23)
Exercise of stock options	2,388	2,691

Net cash provided by financing activities	23,749	30,327

Net change in cash and cash equivalents	9,483	(1,322)
Cash and cash equivalents at beginning of period	6,252	7,208

Cash and cash equivalents at end of period	$15,735	$5,886

Supplemental disclosures
Interest paid, net of capitalized amounts	$10,316	$10,639
Income taxes paid	7,022	5,646
Capital lease obligations incurred	—	530

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1.    General:    The accompanying consolidated financial statements for the three months and six months ended June 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP" or "the Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying consolidated balance sheet as of December 31, 2001, has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

        2.    Reclassifications:    Certain reclassifications have been made to prior period information to conform to the current period presentation; specifically, the tax benefit from stock options exercised is disclosed separately on the consolidated statement of cash flows.

        3.    Derivative and Financial Instruments:    On March 13, 2002, IHOP entered into a $17.2 million variable rate term loan. This loan, which accrues interest at one-month LIBOR, will amortize over twelve years with a maturity date of April 1, 2014. The lending institution required IHOP to enter into an interest rate swap agreement for 50% or $8.6 million of the loan as a means of reducing IHOP's interest rate exposures. This strategy will effectively use an interest rate swap to convert $8.6 million in variable rate borrowings into fixed rate liabilities.

        The interest rate swap and related gains and losses arising on the contract are accounted for as a cash flow hedge in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Specifically, changes in the fair value of derivative instruments designated as cash flow hedges are deferred and recorded in other comprehensive income. These deferred gains or losses are recognized in income when the transactions being hedged are completed. The ineffective portion, if any, of these hedges is recognized in income currently. Changes in the fair value of derivative instruments that are not designated as hedges for accounting purposes are recognized in income.

        As of June 30, 2002, the fair value of the interest rate swap in the amount of $448,000 is included in capital lease obligations and other liabilities. Interest expense paid on the swap agreement was $89,000 and $108,000 for the second quarter and the first six months of 2002, respectively. IHOP does not use financial instruments for trading or speculative purposes.

        4.    Stock-Based Compensation:    IHOP has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, IHOP records expense in an amount equal to the difference, if any, between the exercise price of stock options and the market price of the underlying shares on the grant date. Such expense is recognized over the relevant vesting period of three years.

        Under the IHOP Corp. 2001 Stock Incentive Plan, option exercise prices must equal or exceed the fair market value of the stock on the date of grant. Under the plan, "fair market value" may be calculated based on (i) the closing sale price on the grant date or (ii) the average of the closing prices over a period of up to twenty trading days immediately prior to the grant date. Historically, these two methods have not resulted in material differences in fair market value.

        In accordance with IHOP's past practice, stock options issued by IHOP recently have exercise prices equal to fair market value based on a 20 trading day average, rather than the closing price on the date of grant. Due to increased volatility in IHOP's stock price at the time of the grants, the differences between such fair market value and the closing sale price on the date of grant ranged from $.63 per share to $2.40 per share. In accordance with APB Opinion No. 25, IHOP has recognized cumulative stock-based compensation expense of $116,000 for the second quarter and the first six months of 2002. Given the volatility of the market as a whole, the Board of Directors has determined that future IHOP stock option grants will have exercise prices equal to the closing price on the date of grant. As a result, IHOP does not expect to recognize expense for future stock option grants.

        5.    Segments:    IHOP identifies its operating segments based on the organizational units used by management to monitor performance and make operating decisions. The Franchise Operations segment includes restaurants operated by franchisees and area licensees in the United States and Canada. The Company Operations segment includes Company-operated restaurants in the United States. We measure segment profit as income before income taxes. Information on segments and reconciliation to income before income taxes are as follows:

	Franchise Operations	Company Operations	Sale of Franchises & Equipment	Corporate and Other	Adjustments & Eliminations	Consolidated Total
Three Months Ended June 30, 2002
Revenues from external customers	$58,544	$17,986	$8,329	$—	$—	$84,859
Intercompany real estate charges	1,443	428	—	(1,871)	—	—
Capital lease interest expense	4,099	562	—	—	(4,661)	—
Field, corporate and administrative	—	—	—	12,348	—	12,348
Depreciation & amortization	1,636	1,070	—	1,258	—	3,964
Interest	—	—	—	623	4,661	5,284
Income (loss) before income taxes	24,558	(959)	3,675	(12,394)	—	14,880
Additions to long-lived assets	15,523	1,830	105	9,953	—	27,411
Total assets	507,498	38,133	21,555	95,447	—	662,633
Three Months Ended June 30, 2001
Revenues from external customers	$51,186	$18,000	$13,639	$—	$—	$82,825
Intercompany real estate charges	1,459	219	—	(1,678)	—	—
Capital lease interest expense	4,018	621	—	—	(4,639)	—
Field, corporate and administrative	—	—	—	10,432	—	10,432
Depreciation & amortization	1,393	1,079	—	1,195	—	3,667
Interest	—	—	—	647	4,639	5,286
Income (loss) before income taxes	22,604	(1,032)	5,851	(10,890)	—	16,533
Additions to long-lived assets	13,328	337	300	13,259	—	27,224
Total assets	450,602	42,756	19,942	78,790	—	592,090

	Franchise Operations	Company Operations	Sale of Franchises & Equipment	Corporate and Other	Adjustments & Eliminations	Consolidated Total
Six Months Ended June 30, 2002
Revenues from external customers	$117,086	$35,776	$13,537	$—	$—	$166,399
Intercompany real estate charges	3,001	839	—	(3,840)	—	—
Capital lease interest expense	8,230	1,124	—	—	(9,354)	—
Field, corporate and administrative	—	—	—	22,741	—	22,741
Depreciation & amortization	3,287	2,133	—	2,403	—	7,823
Interest	—	—	—	1,200	9,354	10,554
Income (loss) before income taxes	49,643	(2,033)	6,245	(23,365)	—	30,490
Additions to long-lived assets	29,357	3,478	363	15,328	—	48,526
Total assets	507,498	38,133	21,555	95,447	—	662,633
Six Months Ended June 30, 2001
Revenues from external customers	$100,917	$34,776	$17,238	$—	$—	$152,931
Intercompany real estate charges	2,779	375	—	(3,154)	—	—
Capital lease interest expense	8,126	1,249	—	—	(9,375)	—
Field, corporate and administrative	—	—	—	19,994	—	19,994
Depreciation & amortization	2,694	2,145	—	2,388	—	7,227
Interest	—	—	—	1,239	9,375	10,614
Income (loss) before income taxes	45,166	(2,468)	7,295	(21,307)	—	28,686
Additions to long-lived assets	28,007	1,512	954	18,433		48,906
Total assets	450,602	42,756	19,942	78,790	—	592,090

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

        6.    New Accounting Pronouncements:    In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued and are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As a result, the Company's amortization of goodwill in the amount of $107,000 ($67,000 net of income taxes) per quarter ceased effective January 1, 2002. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives of its other intangible assets as well as perform a transitional impairment test of indefinite-lived intangible assets. Since the Company does not have any intangible assets other than goodwill, the adoption of the provisions of the statement affecting other intangible assets had no impact on the Company's financial position, results of operations or cash flows.

        Also, in connection with the adoption of SFAS No. 142, the Company is required to carry out a transitional goodwill impairment evaluation, which requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Initially, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities (excluding goodwill) to those reporting units as of the date of adoption. All existing goodwill at the date that SFAS No. 142 is adopted is assigned to one or more reporting units in a reasonable and supportable manner as prescribed by the standard.

        During the second quarter of 2002, the Company completed its transitional goodwill impairment evaluation, and determined that none of the recorded goodwill was impaired. In accordance with SFAS 142, goodwill will be tested for impairment at least annually, and more frequently if circumstances indicate that it may be impaired.

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued and is effective for fiscal years beginning after December 15, 2001. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale. This statement provides guidance on differentiating between assets held and used, held for sale and held for disposal other than by sale (e.g., abandonment, exchange, or distribution). The adoption of this statement did not have an impact on the Company's financial position, results of operations, or cash flows.

        In May 2002, the Financial Accounting Standards Board issued SFAS 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. This Statement also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 provisions are generally effective for fiscal years beginning after May 15, 2002. Management is currently evaluating the impact the adoption of this Statement will have on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth certain operating data for IHOP restaurants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands) (Unaudited)
Restaurant Data
Effective restaurants(a)(d)
Franchise	834	754	829	749
Company	75	74	74	73
Area license	123	130	122	141

Total	1,032	958	1,025	963

System-wide
Sales(b)(d)	$366,594	$331,131	$732,434	$661,829
Percent change	10.7%	7.3%	10.7%	8.9%
Average sales per effective restaurant(d)	$355	$346	$715	$687
Percent change	2.6%	2.1%	4.1%	2.5%
Comparable sales percentage change (c)	1.8%	(0.2)%	1.9%	0.8%
Franchise
Sales	$317,017	$280,512	$631,740	$555,711
Percent change	13.0%	9.8%	13.7%	11.2%
Average sales per effective restaurant	$380	$372	$762	$742
Percent change	2.2%	0.5%	2.7%	1.6%
Comparable sales percentage change(c)	1.8%	(0.1)%	1.9%	1.0%
Company
Sales	$17,986	$18,000	$35,776	$34,776
Percent change	(0.1)%	8.1%	2.9%	1.0%
Average sales per effective restaurant	$240	$243	$483	$476
Percent change	(1.2)%	3.4%	1.5%	2.4%
Area License (with Japan)
Sales	$31,591	$32,619	$64,918	$71,342
Percent change	(3.2)%	(10.7)%	(9.0)%	(2.9)%
Average sales per effective restaurant	$257	$251	$532	$506
Percent change	2.4%	2.9%	5.1%	2.6%
Area License (without Japan)
Sales	$31,591	$30,500	$64,918	$62,870
Percent change	3.6%	6.0%	3.3%	9.7%
Average sales per effective restaurant	$257	$254	$532	$524
Percent change	1.2%	3.3%	1.5%	6.1%

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

(d)
Excluding the units in Japan, system-wide sales increased 11.4% for the quarter and 12.1% for the six months ended June 30; effective restaurants grew by 8.9% for the quarter and 8.8% for the six months ended June 30; and average sales per effective restaurant increased by 2.3% for the quarter and 3.0% for the six months ended June 30, in each case over the same period in 2001. In the second quarter of 2001, excluding the units in Japan, system-wide sales increased 9.3% for the quarter and 10.5% for the six months ended June 30; effective restaurants grew by 8.0% for the period and 7.8% for the six months ended June 30; and average sales per effective restaurant increased by 1.2% for the quarter and 2.5% for the six months ended June 30, in each case over the same periods in 2000.

        The following table summarizes IHOP's restaurant development and franchising activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP-beginning of period	1,028	978	1,017	968
New openings
IHOP-developed	14	18	24	25
Investor and conversion programs	4	3	5	6
Area license	1	1	2	3

Total new openings	19	22	31	34
Closings
Company and franchise	(4)	(3)	(5)	(5)
Area license	—	(32)	—	(32)

IHOP-end of period	1,043	965	1,043	965

Summary-end of period
Franchise	843	774	843	774
Company	76	70	76	70
Area license	124	121	124	121

Total IHOP	1,043	965	1,043	965

RESTAURANT FRANCHISING ACTIVITY
IHOP-developed	13	21	22	26
Investor and conversion programs	4	3	5	6
Rehabilitated and refranchised	1	3	1	4

Total restaurants franchised	18	27	28	36
Reacquired by IHOP	(2)	(2)	(4)	(4)
Closed	(3)	(3)	(4)	(5)

Net addition	13	22	20	27

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

        Franchise operations includes payments from franchisees of rents, royalties and advertising fees; proceeds from the sale of proprietary products, primarily pancake mix, to distributors, franchisees and area licensees; interest income received in connection with the financing of franchise and development fees and equipment sales; interest income received from direct financing leases on franchised restaurant buildings; and payments from area licensees of royalties and advertising fees.

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

Comparison of the Second Quarter and the Six Months Ended June 30, 2002 to the Second Quarter and Six Months Ended June 30, 2001

        The fiscal quarters and six months ended June 30, 2002 and 2001 were comprised of 13 weeks (91 days) and 26 weeks (182 days), respectively.

System-Wide Retail Sales

        System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and Company-operated restaurants. System-wide retail sales grew by $35,463,000 or 10.7% in the second quarter and by $70,605,000 or 10.7% in the first six months of 2002 over the same periods in 2001. Growth in the number of effective restaurants and increases in average sales per effective restaurant primarily caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 7.7% in the second quarter and by 6.4% in the first six months of 2002 over the same periods in the prior year due to new restaurant development. Average sales per effective restaurant increased by 2.6% in the second quarter and by 4.1% in the first six months of 2002 over the same periods in 2001. Newly developed restaurants generally have seating capacities and sales greater than the system-wide averages. Management continues to pursue growth in sales through new restaurant development, marketing efforts, new products, improvements in operations, and remodeling of existing restaurants.

        During the second quarter of 2001, the Company's area licensee in Japan negotiated an early termination of its area license agreement. IHOP received a fee of approximately $250,000 for this early termination and the area licensee discontinued operations of its 32 IHOP restaurants. Excluding these units in Japan, system-wide sales increased 11.4% for the second quarter and 12.1% for the first six months of 2002; effective restaurants grew by 8.9%, for the second quarter and 8.8% for the first six months of 2002; and average sales per effective restaurants increased 2.3% for the second quarter and 3.0% for the first six months of 2002 over the same periods in 2001.

Franchise Operations

        Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest. Franchise operations revenues grew by $7,358,000 or 14.4% for the second quarter and by $16,169,000 or 16.0% in the first six months of 2002 over the same periods in 2001. Franchise operations revenues grew primarily due to an increase in retail sales in franchise restaurants of 13.0% for the second quarter, and by 13.7% for the first six months of 2002, over the same periods in 2001. Also contributing to the growth in franchise operations revenue is the increase in rent and interest income related to the franchising of new IHOP developed restaurants. Retail sales in franchised restaurants grew primarily due to a 10.6% and 10.7% increase in the number of effective franchise restaurants and a 2.2% and a 2.7% increase in average sales per effective franchise restaurant for the second quarter and the first six months of 2002, respectively, over the same periods in the prior year.

        Franchise operations costs and expenses include facility rent, advertising, the cost of proprietary products, and other direct costs associated with franchise operations. Franchise operations costs and expenses increased by $5,043,000 or 24.0% for the second quarter and by $10,351,000 or 25.1% for the first six months of 2002. Increases in franchise operations costs and expenses, primarily rent and advertising expenses, were directly related to increased retail sales and the increased number of franchise restaurants.

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

        Sublease transactions with franchisees are structured with little or no margin at inception of the sublease, but with margin improvement anticipated over the life of the lease as retail sales increase (primarily because excess rent provisions in the subleases are tied to retail sales). New unit development will therefore have a negative effect on rent margin percentages. Rent margin percentages decreased from 43.1% to 38.3% for the second quarter 2002 and from 42.8% to 39.1% for the first six months of 2002 over the prior year periods. Actual profit margin on rent transactions increased $810,000 from $6,951,000 to $7,761,000 for the second quarter 2002 and by $2,438,000 from $13,071,000 to $15,509,000 for the first six months of 2002 over 2001. This increase principally reflects the margin improvement achieved as subleases mature. The timing of lease transactions may also have an impact on rent margins.

        Franchise operations margin was $32,461,000 or 55.4% of franchise operations revenues and $65,540,000 or 56.0% of franchise operations revenues in the second quarter and the first six months of 2002, respectively, compared with $30,146,000 or 58.9% of franchise operations revenues and $59,722,000 or 59.2% of franchise operations revenues in the second quarter and first six months of 2001, respectively. The decrease in the margin percentage was primarily due to the rent expense mentioned above.

Sales of Franchises and Equipment

        Sales of franchises and equipment decreased by $5,310,000 or 38.9% for the second quarter and by $3,701,000 or 21.5% in the first six months of 2002 over the same periods in 2001. IHOP franchised 18 restaurants in the second quarter of 2002 as compared to 27 in the second quarter of 2001. IHOP franchised 28 restaurants in the first six months of 2002, as compared with 36 restaurants in the first six months of 2001.

        Cost of sales of franchises and equipment decreased by $3,503,000 or 40.0% for the second quarter and by $2,836,000 or 24.5% for the first six months of 2002 over the same periods in 2001. The decrease was primarily due to the decrease in restaurants franchised in 2002.

        Margin on sales of franchises and equipment was $3,071,000 or 36.9% of revenues from sales of franchises and equipment and $4,821,000 or 35.6% of revenues from sales of franchises and equipment for the second quarter and the first six months of 2002, compared with $4,878,000 or 35.8% of revenues from sales of franchises and equipment and $5,686,000 or 33.0% of revenues from sales of franchises and equipment for the same periods of 2001.

Company Operations

        Company operations revenues are retail sales to customers at restaurants operated by IHOP. Company operations revenues decreased $14,000 or 0.1% in the second quarter and increased by $1,000,000 or 2.9% in the first six months of 2002 over the same periods in the prior year. Increases in the number of effective IHOP-operated restaurants coupled with the change in the average sales per IHOP-operated restaurant caused the revenue change. Effective IHOP-operated restaurants increased by 1.4% in both the second quarter and the first six months of 2002 over the same periods in 2001. Average sales per effective IHOP-operated restaurant decreased by $3,000 or 1.2% in the second quarter and increased by $7,000 or 1.5% in the first six months of 2002 over the same periods in the prior year.

        Company operations costs and expenses include food, labor and benefits, utilities, rent and other real estate related costs. Company operations costs decreased by $208,000 or 1.2% in the second quarter and increased by $318,000 or 0.9% in the first six months of 2002 over the comparable periods in the prior year. Company operations costs increased and decreased primarily as a result of the above changes in revenues. However, the Company also benefited from decreasing food and utility costs.

        Company operations margin is Company operations revenues less Company operations costs and expenses. Company operations margin was $945,000 and $1,759,000 in the second quarter and first six months of 2002, compared to $751,000 and $1,077,000 in the second quarter and first six months of

2001. Company operations margin percentage was 5.3% and 4.9% of Company operations revenues in the second quarter and first six months of 2002, respectively, compared with 4.2% and 3.1% in the same periods in 2001. The increase in margin for 2002 was primarily the result of higher sales and lower food costs in the second quarter and first six months of 2002 as compared to 2001.

        In assessing the performance of its Company operations, management considers various other costs and expenses not included in margin. IHOP owns some of the real property of the Company-operated restaurants and charges those restaurants market rents. These rent expenses are eliminated in consolidation. The buildings, leasehold improvements and equipment employed in these restaurants are depreciated or amortized in accordance with our policies, and this expense is reflected in the statement of operations as depreciation and amortization. Interest expense related to capital leases on real property of certain Company-operated restaurant leases are also viewed by management as expenses related to the Company operations, but are included as interest expense in the statement of operations. In addition, employee benefit expenses related to IHOP's employee stock ownership plan are included in the Company operations margin, but are excluded from management's assessment of company operations performance.

        Other costs related to Company-operated restaurants are intercompany real estate charges, depreciation and amortization, interest expense and ESOP related costs. Intercompany real estate charges were $428,000 and $839,000 for the second quarter and first six months of 2002, respectively, and $219,000 and $375,000 for the second quarter and first six months of 2001, respectively. Depreciation and amortization was $1,070,000 and $2,133,000 for the second quarter and first six months of 2002, respectively, and $1,079,000 and $2,145,000 for the second quarter and first six months of 2001, respectively. Interest expense was $562,000 and $1,124,000 for the second quarter and first six months of 2002, respectively, and $621,000 and $1,249,000 for the second quarter and first six months of 2001, respectively. ESOP related costs were $110,000 and $211,000 for the second quarter and first six months of 2002, respectively, and $107,000 and $201,000 for the second quarter and first six months of 2001, respectively. After reflecting these other costs and expenses (i.e. rent, depreciation and interest) as part of Company operations and excluding ESOP related costs, the loss before income taxes from Company operations was $959,000 and $2,033,000 for the second quarter and first six months of 2002, respectively, and $1,032,000 and $2,468,000 for the second quarter and first six months of 2001, respectively.

Other Costs and Expenses

        Field, corporate and administrative costs and expenses increased by $1,916,000 or 18.4% for the second quarter and by $2,747,000 or 13.7% for the first six months of 2002 over the same periods of 2001. The rise in expenses was primarily due to higher consulting and compensation expenses. Field, corporate and administrative expenses were 3.4% and 3.1% of system-wide sales for the second quarter and the first six months of 2002, compared to 3.2% and 3.0% in the same periods in 2001.

        During the second quarter of 2002, the Company commenced the engagement of consulting firms to assist in evaluating its current businesses and developing a new long-term strategy. The Company expects the costs of these efforts to be between $3,500,000 to $4,000,000 in 2002. As of June 30, 2002, approximately $500,000 of these costs have been incurred. Excluding these costs, field, corporate and administrative expenses were 3.2% and 3.0% of system-wide sales for the second quarter and the first six months of 2002, respectively.

        Depreciation and amortization expense increased by 8.1% in the second quarter and by 8.2% in the first six months of 2002 over the same periods in the prior year. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our restaurant development program.

        Interest expense decreased slightly for both the second quarter and the first six months of 2002 primarily as a result of lower interest rates.

Income Tax Provision

        The Company's effective tax rate was 37.5% for the second quarter and first six months of 2002 and 38.5% for the second quarter and first six months of 2001. The decrease in the effective tax rate for 2002 was due to the positive results of the Company's tax planning efforts.

Liquidity and Capital Resources

        The Company invests in its business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older Company-operated restaurants. Also, the Company began repurchasing shares of its common stock in 2000. As of June 30, 2002, the Company had cumulatively repurchased 389,168 shares of its common stock, of which 241,381 were contributed to the Employee Stock Ownership Plan.

        For the first six months of 2002, IHOP and its franchisees and area licensees developed and opened 31 IHOP restaurants. Of these, we developed and opened 24 restaurants, and franchisees and area licensees developed and opened 7 restaurants. Capital expenditures for the first six months of 2002, which included our portion of the above development program, were $48.2 million. Funds for investment primarily came from cash generated from operations of $31.2 million, and proceeds from sale and leaseback arrangements of restaurant land and buildings of $21.0 million. We also incurred leasehold mortgages of $17.2 million.

        In 2002, IHOP and its franchisees and area licensees plan to develop and open approximately 90 to 105 restaurants. Included in that number is the development of 80 to 90 new restaurants by us and the development of 10 to 15 restaurants by our franchisees and area licensees. Capital expenditure projections for 2002, which include our portion of the above development program, are estimated to be approximately $130 million to $140 million. In November 2002, the seventh and final annual installment of $4.6 million in principal is due on our 7.79% senior notes due 2002 and the third installment of $3.9 million in principal is due on our senior notes due 2008. We expect that funds from operations, leasehold mortgage term debt, proceeds from sale and leaseback arrangements (estimated to be about $55 million to $65 million) and our $25 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures and our principal repayments on our senior notes in 2002. At June 30, 2002, $25 million was available to be borrowed under our noncollateralized bank revolving credit agreement.

New Accounting Pronouncements

        In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued and are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As a result, the Company's amortization of goodwill in the amount of $107,000 ($67,000 net of tax) per quarter ceased effective January 1, 2002. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives of its other intangible assets as well as perform a transitional impairment test of indefinite-lived intangible assets. Since the Company does not have any intangible assets other than goodwill, the adoption of the provisions of the statement affecting other intangible assets had no impact on the Company's financial position, results of operations or cash flows.

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

        During the second quarter of 2002, the Company completed its transitional goodwill impairment evaluation, and determined that none of the recorded goodwill was impaired. In accordance with SFAS 142, goodwill will be tested for impairment at least annually, and more frequently if circumstances indicate that it may be impaired.

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued and is effective for fiscal years beginning after December 15, 2001. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale. This statement provides guidance on differentiating between assets held and used, held for sale and held for disposal other than by sale (e.g., abandonment, exchange, distribution). The adoption of this statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

        In May 2002, the Financial Accounting Standards Board issued SFAS 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. This Statement also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 provisions are generally effective for fiscal years beginning after May 15, 2002. Management is currently evaluating the impact the adoption of this Statement will have on its consolidated financial statements.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Shareholders (the "Meeting") was held on May 14, 2002. Shareholders voted in person or by proxy for the following purposes.

        (a)  Shareholders voted to elect three Class II directors, each to serve for a term of three years, as follows:

Nominee	Votes For	Votes Withheld
Michael S. Gordon	19,093,450	219,133
Larry Alan Kay	19,097,750	214,833
Julia A. Stewart	16,730,095	2,582,488

        There were no abstentions or broker non-voters. Directors whose terms of office continued after the meeting were Richard K. Herzer, H. Frederick Christie, Frank Edelstein, Neven C. Hulsey, Caroline W. Nahas, and Patrick W. Rose.

        (b)  Shareholders voted to approve and ratify the appointment of PricewaterhouseCoopers LLP, as the Company's independent public accountants for the year ending December 31, 2002. 19,024,832 shares were voted in favor of this proposal, 285,265 shares were voted against, there were 2,486 abstentions, and no broker non-votes.

Item 5. Other Information.

        On May 3, 2002, Julia A. Stewart succeeded Richard K. Herzer as Chief Executive Officer of IHOP; Mr. Herzer remains Chairman of the Board. Ms. Stewart joined the Company on December 3, 2001, when she was appointed President and Chief Operating Officer and a member of the Board of Directors. Ms. Stewart continues to serve as President.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

3.1	Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K") is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to the 1997 Form 10-K is incorporated herein by reference).
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.'s Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
4.7	First Amendment to Credit Agreement, dated as of May 31, 2002, among International House of Pancakes, Inc., a Delaware Corporation and Wells Fargo Bank, National Association, is filed herewith.
11.0	Statement Regarding Computation of Per Share Earnings.

        (b)  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHOP CORP. (Registrant)

July 31, 2002 (Date)	BY:	/s/ JULIA A. STEWART President & Chief Executive Officer (Principal Executive Officer)

July 31, 2002 (Date)	BY:	/s/ ALAN S. UNGER Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

FORM 10-Q
INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
IHOP CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
IHOP CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES