Form 10-Q
period 2002-09-30
IHOP CORP
filed 2002-11-12
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2002
Common Stock, $.01 par value	21,006,298

IHOP CORP. AND SUBSIDIARIES
INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Item 1—Financial Statements
	Consolidated Balance Sheets—September 30, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Operations—Three Months and Nine Months Ended September 30, 2002 and 2001 (unaudited)	4
	Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2002 and 2001 (unaudited)	5
	Notes to Consolidated Financial Statements	6
	Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	10
	Item 4—Controls and Procedures	17
PART II.	OTHER INFORMATION
	Item 6—Exhibits and Reports on Form 8-K	19
	(a) Exhibits
	(b) Reports on Form 8-K
	Signatures	20
	Certifications	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$23,151	$6,252
Receivables, net	44,030	47,451
Reacquired franchises and equipment held for sale, net	2,980	3,234
Inventories	855	837
Prepaid expenses	908	1,386

Total current assets	71,924	59,160

Long-term receivables	314,652	307,859
Property and equipment, net	255,394	238,026
Reacquired franchises and equipment held for sale, net	16,341	18,327
Excess of costs over net assets acquired, net	10,767	10,767
Other assets	13,490	7,290

Total assets	$682,568	$641,429

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$10,388	$9,711
Accounts payable	12,100	16,666
Accrued employee compensation and benefits	8,166	7,621
Other accrued expenses	10,925	7,238
Deferred income taxes	1,452	1,129
Capital lease obligations	2,505	2,164

Total current liabilities	45,536	44,529

Long-term debt	50,292	50,209
Deferred income taxes	60,623	59,084
Capital lease obligations and other	179,357	175,177
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; September 30, 2002: 21,154,085 shares issued and 21,006,298 shares outstanding; December 31, 2001: 20,918,283 shares issued and 20,711,201 shares outstanding	211	209
Deferred compensation	(557)	—
Additional paid-in capital	86,014	79,837
Retained earnings	262,814	233,920
Accumulated other comprehensive loss	(885)	—
Treasury stock, at cost (147,787 shares and 207,082 shares at September 30, 2002 and December 31, 2001, respectively)	(2,247)	(3,386)
Contribution to ESOP	1,410	1,850

Total stockholders' equity	346,760	312,430

Total liabilities and stockholders' equity	$682,568	$641,429

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Franchise operations
Rent	$20,720	$17,159	$60,425	$47,733
Service fees and other	39,452	36,334	116,833	106,677

	60,172	53,493	177,258	154,410
Sale of franchises and equipment	12,277	10,391	25,814	27,629
Company operations	19,634	17,212	55,410	51,988

Total revenues	92,083	81,096	258,482	234,027
Costs and Expenses
Franchise operations
Rent	12,782	9,788	36,978	27,291
Other direct costs	13,672	12,371	41,022	36,063

	26,454	22,159	78,000	63,354
Cost of sales of franchises and equipment	8,566	6,734	17,282	18,286
Company operations	19,002	16,319	53,019	50,018
Field, corporate and administrative	12,996	9,922	35,737	29,916
Depreciation and amortization	3,961	3,671	11,784	10,898
Interest	5,073	5,236	15,627	15,850
Other (income) expense, net	290	(208)	802	(244)

Total costs and expenses	76,342	63,833	212,251	188,078

Income before income taxes	15,741	17,263	46,231	45,949
Provision for income taxes	5,903	6,187	17,337	17,231

Net income	$9,838	$11,076	$28,894	$28,718

Net Income Per Share
Basic	$0.47	$0.54	$1.38	$1.41

Diluted	$0.46	$0.53	$1.36	$1.39

Weighted Average Shares Outstanding
Basic	20,958	20,572	20,878	20,297

Diluted	21,235	20,948	21,248	20,664

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net income	$28,894	$28,718
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,784	10,898
Deferred income taxes	1,862	3,138
Contribution to ESOP	1,410	1,332
Tax benefit from exercise of stock options	1,157	3,034
Change in current assets and liabilities
Accounts receivable	4,282	(1,460)
Inventories	(18)	(93)
Prepaid expenses	478	(87)
Accounts payable	(4,566)	(10,267)
Accrued employee compensation and benefits	545	(7)
Other accrued expenses	3,687	946
Other	(125)	(1,094)

Net cash provided by operating activities	49,390	35,058

Cash flows from investing activities
Additions to property and equipment	(87,324)	(79,659)
Additions to notes	(7,889)	(8,933)
Principal receipts from notes and equipment contracts receivable	13,432	11,129
Additions to reacquired franchises held for sale	(381)	(1,474)

Net cash used in investing activities	(82,162)	(78,937)

Cash flows from financing activities
Proceeds from issuance of long-term debt, including revolving line of credit	17,203	26,532
Proceeds from sale and leaseback arrangements	46,725	23,549
Repayment of long-term debt, including revolving line of credit	(16,444)	(12,119)
Principal payments on capital lease obligations	(1,389)	(1,172)
Treasury stock transactions	—	(23)
Exercise of stock options	3,576	6,840

Net cash provided by financing activities	49,671	43,607

Net change in cash and cash equivalents	16,899	(272)
Cash and cash equivalents at beginning of period	6,252	7,208

Cash and cash equivalents at end of period	$23,151	$6,936

Supplemental disclosures
Interest paid, net of capitalized amounts	$14,643	$15,119
Income taxes paid	10,768	10,354
Capital lease obligations incurred	—	2,388

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1.    General:    The accompanying consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP" or "the Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying consolidated balance sheet as of December 31, 2001, has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

        As of September 30, 2002, the fair value of the interest rate swap in the amount of $885,000 is included in capital lease obligations and other liabilities. Interest expense paid on the swap agreement was $90,000 and $198,000 for the third quarter and the first nine months of 2002, respectively. IHOP does not use financial instruments for trading or speculative purposes.

        4.    Stock-Based Compensation:    IHOP has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, IHOP records expense in an amount equal to the difference, if any, between the exercise price of stock options and the market price of the underlying shares on the grant date. Such expense is recognized over the relevant vesting period of three years.

        Under the IHOP Corp. 2001 Stock Incentive Plan, option exercised prices must equal or exceed the fair market value of the stock on the date of grant. Under the plan, "fair market value" may be calculated based on (i) the closing sales price on the grant date or (ii) the average of the closing prices over a period of up to twenty trading days immediately prior to the grant date. Historically, these two methods have not resulted in material differences in fair market value.

        Through February 2002, stock options issued by IHOP have exercise prices equal to fair market value based on a 20 trading day average, rather than the closing price on the date of grant. Due to increased volatility in IHOP's stock price at the time of the grants, the differences between such fair market value and the closing sale price on the date of grant ranged from $.63 per share to $2.40 per share. In accordance with APB Opinion No. 25, IHOP has recognized stock-based compensation expense of $61,000 for the third quarter and $177,000 for the first nine months of 2002. The Company has determined that since March 2002, IHOP stock option grants will have exercise prices equal to the closing price on the date of grant.

        5.    Subsequent Event:    In October 2002, IHOP completed a private placement of $100 million of non-collateralized senior notes due October 2012. The notes have a fixed interest rate of 5.234% with annual principal payments of $13,571,428 commencing October 2006. Proceeds from the sale of the senior notes will be used, in part, to fund capital expenditures for new restaurants and for general corporate purposes.

        6.    Segments:    IHOP identifies its operating segments based on the organizational units used by management to monitor performance and make operating decisions. The Franchise Operations segment includes restaurants operated by franchisees and area licensees in the United States and Canada. The Company Operations segment includes Company-operated restaurants in the United States. We measure segment profit as income before income taxes. Information on segments and reconciliation to income before income taxes are as follows:

	Franchise Operations	Company Operations	Sale of Franchises & Equipment	Corporate and Other	Adjustments & Eliminations	Consolidated Total
Three Months Ended September 30, 2002
Revenues from external customers	$60,172	$19,634	$12,277	$—	$—	$92,083
Intercompany real estate charges	1,527	430	—	(1,957)	—	—
Capital lease interest expense	4,087	524	—	—	(4,611)	—
Field, corporate and administrative	—	—	—	12,996	—	12,996
Depreciation & amortization	1,647	1,131	—	1,183	—	3,961
Interest	—	—	—	462	4,611	5,073
Income (loss) before income taxes	25,241	(1,095)	4,776	(13,181)	—	15,741
Additions to long-lived assets	22,592	6,153	18	10,416	—	39,179
Total assets	526,355	39,444	19,321	97,448	—	682,568
Three Months Ended September 30, 2001
Revenues from external customers	$53,493	$17,212	$10,391	$—	$—	$81,096
Intercompany real estate charges	1,619	239	—	(1,858)	—	—
Capital lease interest expense	4,074	592	—	—	(4,666)	—
Field, corporate and administrative	—	—	—	9,922	—	9,922
Depreciation & amortization	1,449	960	—	1,262	—	3,671
Interest	—	—	—	570	4,666	5,236
Income (loss) before income taxes	23,303	(723)	4,314	(9,631)	—	17,263
Additions to long-lived assets	18,715	2,486	520	10,506	—	32,227
Total assets	461,112	47,474	20,938	83,606	—	613,130

	Franchise Operations	Company Operations	Sale of Franchises & Equipment	Corporate and Other	Adjustments & Eliminations	Consolidated Total
Nine Months Ended September 30, 2002
Revenues from external customers	$177,258	$55,410	$25,814	$—	$—	$258,482
Intercompany real estate charges	4,528	1,269	—	(5,797)	—	—
Capital lease interest expense	12,317	1,648	—	—	(13,965)	—
Field, corporate and administrative	—	—	—	35,737	—	35,737
Depreciation & amortization	4,934	3,264	—	3,586	—	11,784
Interest	—	—	—	1,662	13,965	15,627
Income (loss) before income taxes	74,884	(3,128)	11,021	(36,546)	—	46,231
Additions to long-lived assets	51,949	9,631	381	25,744	—	87,705
Total assets	526,355	39,444	19,321	97,448	—	682,568
Nine Months Ended September 30, 2001
Revenues from external customers	$154,410	$51,988	$27,629	$—	$—	$234,027
Intercompany real estate charges	4,398	614	—	(5,012)	—	—
Capital lease interest expense	12,200	1,841	—	—	(14,041)	—
Field, corporate and administrative	—	—	—	29,916	—	29,916
Depreciation & amortization	4,143	3,105	—	3,650	—	10,898
Interest	—	—	—	1,809	14,041	15,850
Income (loss) before income taxes	68,469	(3,191)	11,609	(30,938)	—	45,949
Additions to long-lived assets	46,722	3,998	1,474	28,939	—	81,133
Total assets	461,112	47,474	20,938	83,606	—	613,130

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

        7.    New Accounting Pronouncements:    In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued and are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As a result, the Company's amortization of goodwill in the amount of $107,000 ($67,000 net of income taxes) per quarter ceased effective January 1, 2002. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives of its other intangible assets as well as perform a transitional impairment test of indefinite-lived intangible assets. Since the Company does not have any intangible assets other than goodwill, the adoption of the provisions of the statement affecting other intangible assets had no impact on the Company's financial position, results of operations or cash flows.

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

        During the second quarter of 2002, the Company completed its transitional goodwill impairment evaluation, and determined that none of the recorded goodwill was impaired. In accordance with SFAS No. 142, goodwill will be tested for impairment at least annually, and more frequently if circumstances indicate that it may be impaired.

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued and is effective for fiscal years beginning after December 15, 2001. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No. 30. SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale. This statement provides guidance on differentiating between assets held and used, held for sale and held for disposal other than by sale (e.g., abandonment, exchange, or distribution). The adoption of this statement did not have an impact on the Company's financial position, results of operations, or cash flows.

        In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30 are met. This Statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 provisions are generally effective for fiscal years beginning after May 15, 2002. Management is currently evaluating the impact the adoption of this Statement will have on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth certain operating data for IHOP restaurants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands) (Unaudited)
Restaurant Data
Effective restaurants(a)(d)
Franchise	849	773	836	757
Company	78	69	75	72
Area license	125	122	123	135

Total	1,052	964	1,034	964

System-wide
Sales(b)(d)	$374,281	$342,391	$1,106,715	$1,004,220
Percent change	9.3%	6.5%	10.2%	8.1%
Average sales per effective restaurant(d)	$356	$355	$1,070	$1,042
Percent change	0.3%	2.3%	2.7%	2.6%
Comparable sales percentage change(c)	(1.2)%	(0.4)%	1.0%	0.5%
Franchise
Sales	$324,263	$294,991	$956,003	$850,702
Percent change	9.9%	11.0%	12.4%	11.1%
Average sales per effective restaurant	$382	$382	$1,144	$1,124
Percent change	—	0.3%	1.8%	1.2%
Comparable sales percentage change(c)	(1.1)%	(0.3)%	1.1%	0.7%
Company
Sales	$19,634	$17,212	$55,410	$51,988
Percent change	14.1%	(9.3)%	6.6%	(2.7)%
Average sales per effective restaurant	$252	$249	$739	$722
Percent change	1.2%	0.8%	2.4%	1.4%
Area License (with Japan)
Sales	$30,384	$30,188	$95,302	$101,530
Percent change	0.6%	(17.7)%	(6.1)%	(7.9)%
Average sales per effective restaurant	$243	$247	$775	$752
Percent change	(1.6)%	1.6%	3.1%	2.3%
Area License (without Japan)
Sales	$30,384	$30,188	$95,302	$93,058
Percent change	0.6%	5.7%	2.4%	8.4%
Average sales per effective restaurant	$243	$247	$775	$769
Percent change	(1.6)%	2.9%	0.8%	4.8%

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

(d)
During the second quarter of 2001, the Company's area licensee in Japan negotiated an early termination of its area license agreement. As part of this early termination, the area licensee discontinued operations of its 32 IHOP restaurants. Sales for the nine months ended 2001, include sales in Japan until their closing. Excluding the units in Japan, system-wide sales increased 9.3% for the quarter and 11.1% for the nine months ended September 30; effective restaurants grew by 9.1% for the quarter and 8.8% for the nine months ended September 30; and average sales per effective restaurant increased by 0.3% for the quarter and 2.1% for the nine months ended September 30, in each case over the same period in 2001. In the third quarter of 2001, excluding the units in Japan, system-wide sales increased 9.2% for the quarter and 10.1% for the nine months ended September 30; effective restaurants grew by 7.8% for the period and 7.8% for the nine months ended September 30; and average sales per effective restaurant increased by 1.1% for the quarter and 2.0% for the nine months ended September 30, in each case over the same periods in 2000.

        The following table summarizes IHOP's restaurant development and franchising activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP-beginning of period	1,043	965	1,017	968
New openings
IHOP-developed	21	17	45	42
Franchisee-developed	2	1	7	7
Area license	2	2	4	5

Total new openings	25	20	56	54
Closings
Company and franchise	(4)	(3)	(9)	(8)
Area license	(1)	—	(1)	(32)

IHOP-end of period	1,063	982	1,063	982

Summary-end of period
Franchise	861	789	861	789
Company	77	70	77	70
Area license	125	123	125	123

Total IHOP	1,063	982	1,063	982

RESTAURANT FRANCHISING ACTIVITY
IHOP-developed	17	17	39	43
Franchisee-developed	2	1	7	7
Rehabilitated and refranchised	4	1	5	5

Total restaurants franchised	23	19	51	55
Reacquired by IHOP	(2)	(3)	(6)	(7)
Closed	(3)	(1)	(7)	(6)

Net addition	18	15	38	42

Forward-Looking Statements

        The following discussion and analysis provides information we believe is relevant to an assessment and understanding of IHOP's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Certain forward-looking statements are contained in this report. They use such words as "may," "will," "expect," "believe," "plan," or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: availability of suitable locations and terms for the sites designated for development; legislation and government regulation, including the ability to obtain satisfactory regulatory approvals; conditions beyond IHOP's control such as weather, natural disasters or acts of war or terrorism; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the International House of Pancakes brand and concept by guests and franchisees; IHOP's overall marketing, operational and financial performance; economic and political conditions; and adoption of new, or changes in, accounting policies and practices and other factors discussed from time to time in our Press Releases, Public Statements and/or filings with the Securities and Exchange Commission.

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

        Other (income) expense, net consists of revenues and expenses not related to IHOP's core business operations. These include gains and losses realized from the closing and disposal of restaurant related assets and are unpredictable in timing and amount.

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

Comparison of the Third Quarter and the Nine Months Ended September 30, 2002 to the Third Quarter and Nine Months Ended September 30, 2001

        The fiscal quarters and nine months ended September 30, 2002 and 2001 were comprised of 13 weeks (91 days) and 39 weeks (273 days), respectively.

System-Wide Retail Sales

        System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and Company-operated restaurants. System-wide retail sales grew by $31,890,000 or 9.3% in the third quarter and by $102,495,000 or 10.2% in the first nine months of 2002 over the same periods in 2001. Growth in the number of effective restaurants and increases in average sales per effective restaurant primarily caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 9.1% in the third quarter and by 7.3% in the first nine months of 2002 over the same periods in the prior year due to new restaurant development. Average sales per effective restaurant increased by 0.3% in the third quarter and by 2.7% in the first nine months of 2002 over the same periods in 2001. Newly developed restaurants generally have seating capacities and sales greater than the system-wide averages. Management continues to pursue growth in sales through new restaurant development, marketing efforts, new products, improvements in operations, and remodeling of existing restaurants.

        During the second quarter of 2001, the Company's area licensee in Japan negotiated an early termination of its area license agreement. IHOP received a fee of approximately $250,000 for this early termination and the area licensee discontinued operations of its 32 IHOP restaurants. Excluding these units in Japan, system-wide sales increased 9.3% for the third quarter and 11.1% for the first nine months of 2002; effective restaurants grew by 9.1% for the third quarter and 8.8% for the first nine months of 2002; and average sales per effective restaurants increased 0.3% for the third quarter and 2.1% for the first nine months of 2002 over the same periods in 2001.

Franchise Operations

        Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest. Franchise operations revenues grew by $6,679,000 or 12.5% for the third quarter and by $22,848,000 or 14.8% in the first nine months of 2002 over the same periods in 2001. Franchise operations revenues grew primarily due to an increase in retail sales in franchise restaurants of 9.9% for the third quarter, and by 12.4% for the first nine months of 2002, over the same periods in 2001. Also contributing to the growth in franchise operations revenue is the increase in rent and interest income related to the franchising of new IHOP-developed restaurants. Retail sales in franchised restaurants grew primarily due to a 9.8% and 10.4% increase in the number of effective franchise restaurants for the third quarter and first nine months of 2002, respectively.

        Franchise operations costs and expenses include facility rent, advertising, the cost of proprietary products, and other direct costs associated with franchise operations. Franchise operations costs and expenses increased by $4,295,000 or 19.4% for the third quarter and by $14,646,000 or 23.1% for the first nine months of 2002. Increases in franchise operations costs and expenses, primarily rent and advertising expenses, were directly related to an increase in the number of effective franchise restaurants and retail sales.

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

        Sublease transactions with franchisees are structured with little or no margin at inception of the sublease, but with margin improvement anticipated over the life of the lease as retail sales increase (primarily because excess rent provisions in the subleases are tied to retail sales). New unit development will therefore have a negative effect on rent margin percentages. Rent margin percentages decreased from 43.0% to 38.3% for the third quarter of 2002 and from 42.8% to 38.8% for the first nine months of 2002 over the prior year periods. Actual profit margin on rent transactions increased $567,000 from $7,371,000 to $7,938,000 for the third quarter and by $3,005,000 from $20,442,000 to $23,447,000 for the first nine months of 2002 as compared to 2001. This increase principally reflects the margin improvement achieved as subleases mature. The timing of lease transactions may also have an impact on rent margins.

        Franchise operations margin was $33,718,000 or 56.0% of franchise operations revenues and $99,258,000 or 56.0% of franchise operations revenues in the third quarter and the first nine months of 2002, respectively, compared with $31,334,000 or 58.6% of franchise operations revenues and $91,056,000 or 59.0% of franchise operations revenues in the third quarter and first nine months of 2001, respectively. The decrease in the margin percentage was primarily due to the increased rent expense mentioned above.

Sales of Franchises and Equipment

        Sales of franchises and equipment increased by $1,886,000 or 18.2% for the third quarter and decreased by $1,815,000 or 6.6% in the first nine months of 2002 over the same periods in 2001. IHOP franchised 23 restaurants in the third quarter of 2002 as compared to 19 in the third quarter of 2001. IHOP franchised 51 restaurants in the first nine months of 2002, as compared with 55 restaurants in the first nine months of 2001.

        Cost of sales of franchises and equipment increased by $1,832,000 or 27.2% for the third quarter and decreased by $1,004,000 or 5.5% for the first nine months of 2002 over the same periods in 2001. The changes in cost of sales of franchises and equipment were primarily due to changes in the number of restaurants franchised in 2002, compared to the same period in 2001.

        Margin on sales of franchises and equipment was $3,711,000 or 30.2% and $8,532,000 or 33.1% of revenues from sales of franchises and equipment for the third quarter and the first nine months of 2002, compared with $3,657,000 or 35.2% and $9,343,000 or 33.8% of revenues from sales of franchises and equipment, for the same periods of 2001.

        Margin percentages are impacted by the mix of restaurants franchised in any given period. In general, the larger the percentage of restaurants franchised in a period which are newly developed by IHOP, as opposed to rehabilitated restaurants or franchisee developed restaurants, the stronger the margin. Margin percentage in the third quarter and first nine months of 2002 reflect the lower percentage of IHOP developed restaurants to the total number of restaurants franchised as compared to comparable periods in 2001.

Company Operations

        Company operations revenues are retail sales to customers at restaurants operated by IHOP. Company operations revenues increased by $2,422,000 or 14.1% in the third quarter and by $3,422,000 or 6.6% in the first nine months of 2002 over the same periods in the prior year. Increases in the number of effective IHOP-operated restaurants coupled with the change in the average sales per IHOP-operated restaurant caused the revenue change. Effective IHOP-operated restaurants increased by 13.0% in the third quarter and by 4.2% for the first nine months of 2002 over the same periods in 2001. Average sales per effective IHOP-operated restaurant increased by 1.2% in the third quarter and by 2.4% in the first nine months of 2002 over the same periods in the prior year.

        Company operations costs and expenses include food, labor and benefits, utilities, rent and other real estate related costs. Company operations costs increased by $2,683,000 or 16.4% in the third quarter of 2002, and by $3,001,000 or 6.0% in the first nine months of 2002 over the comparable periods in the prior year. Company operations costs increased primarily as a result of the above changes in revenues. However, company operations costs and expenses were also impacted by lower food costs, and by higher labor costs, particularly in the third quarter of 2002.

        Company operations margin is Company operations revenues less Company operations costs and expenses. Company operations margin was $632,000 and $2,391,000 in the third quarter and first nine months of 2002, compared to $893,000 and $1,970,000 in the third quarter and first nine months of 2001. Company operations margin percentage was 3.2% and 4.3% of Company operations revenues in the third quarter and first nine months of 2002, respectively, compared with 5.2% and 3.8% in the same periods in 2001. Company operations margin for the third quarter ended September 30, 2002, was lower than the margin in the same period in 2001, primarily due to higher labor costs which were partially offset by lower food costs. Margin for the nine months ended September 30, 2002, was higher than the margin in the same period of 2001, primarily due to lower food costs which were partially offset by higher labor costs.

        In assessing the performance of its Company operations, management considers various other costs and expenses not included in Company operations margin. IHOP owns some of the real property of the Company-operated restaurants and charges those restaurants market rents. These rent expenses are eliminated in consolidation. The buildings, leasehold improvements and equipment employed in these restaurants are depreciated or amortized in accordance with our policies, and this expense is reflected in the statement of operations as depreciation and amortization. Interest expense related to capital leases on real property of certain Company-operated restaurant leases are also viewed by management as expenses related to the Company operations, but are included as interest expense in the statement of operations. In addition, employee benefit expenses related to IHOP's employee stock ownership plan are included in the Company operations margin, but are excluded from management's assessment of company operations performance.

        Other costs related to Company-operated restaurants are intercompany real estate charges, depreciation and amortization, interest expense and ESOP related costs. Intercompany real estate charges were $430,000 and $1,269,000 for the third quarter and first nine months of 2002, respectively, and $239,000 and $614,000 for the third quarter and first nine months of 2001, respectively. Depreciation and amortization expense was $1,131,000 and $3,264,000 for the third quarter and first nine months of 2002, respectively, and $960,000 and $3,105,000 for the third quarter and first nine months of 2001, respectively. Interest expense was $524,000 and $1,648,000 for the third quarter and first nine months of 2002, respectively, and $592,000 and $1,841,000 for the third quarter and first nine months of 2001, respectively. ESOP related costs were $142,000 and $353,000 for the third quarter and first nine months of 2002, respectively, and $132,000 and $333,000 for the third quarter and first nine months of 2001, respectively. After reflecting these other costs and expenses (i.e. rent, depreciation and interest) as part of Company operations and excluding ESOP related costs, the loss before income taxes from Company operations was $1,095,000 and $3,128,000 for the third quarter and first nine months of 2002, respectively, and $723,000 and $3,191,000 for the third quarter and first nine months of 2001, respectively.

Other Costs and Expenses

        Field, corporate and administrative costs and expenses increased by $3,074,000 or 31.0% for the third quarter and by $5,821,000 or 19.5% for the first nine months of 2002 over the same periods of 2001. The rise in expenses was primarily due to higher consulting and compensation expenses. Field, corporate and administrative expenses were 3.5% and 3.2% of system-wide sales for the third quarter and the first nine months of 2002, compared to 2.9% and 3.0% in the same periods in 2001.

        During the second quarter of 2002, the Company engaged consulting firms to assist in evaluating its current businesses and developing a new long-term strategy. The Company expects the costs of these efforts to be between $3,500,000 to $4,000,000. Approximately $1,102,000 and $1,566,000 of these costs have been incurred for the third quarter and the nine months ended September 30, 2002, respectively. Excluding these costs, field, corporate and administrative expenses were 3.2% and 3.1% of system-wide sales for the third quarter and the first nine months of 2002, respectively.

        IHOP believes that field, corporate and administrative costs and expenses will continue to grow at a rate which exceeds the rate of growth in revenues for at least the next 12 months. The growth in costs and expenses will be aimed at enhancing future earnings and same-store sales growth.

        Depreciation and amortization expense increased by 7.9% in the third quarter and by 8.1% in the first nine months of 2002 over the same periods in the prior year. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our restaurant development program.

        Interest expense decreased slightly for both the third quarter and the first nine months of 2002 primarily as a result of lower interest rates.

Income Tax Provision

        Prior to the third quarter of 2001, the Company's effective tax rate was 38.5%. Commencing in the third quarter of 2001, the Company adjusted its effective annual tax rate to 37.5% to reflect the positive results of the Company's tax planning efforts. The tax rate applied in the third quarter of 2001 to effect the adjustment to the new annual rate of 37.5% was 35.8%.

Liquidity and Capital Resources

        The Company invests in its business primarily through the development of additional restaurants and, to a lesser extent, through the remodeling of older Company-operated restaurants. Also, the Company began repurchasing shares of its common stock in 2000. As of September 30, 2002, the Company had cumulatively repurchased 389,168 shares of its common stock, of which 241,381 were contributed to the Employee Stock Ownership Plan.

        For the first nine months of 2002, IHOP and its franchisees and area licensees developed and opened 56 IHOP restaurants. Of these, we developed and opened 45 restaurants, and franchisees and area licensees developed and opened 11 restaurants. Capital expenditures for the first nine months of 2002, which included our portion of the above development program, were $87,324,000. Funds for investment primarily came from cash generated from operations of $49,390,000, and proceeds from sale and leaseback arrangements of restaurant land and buildings of $46,725,000. IHOP also incurred leasehold mortgages of $17,200,000.

        In 2002, IHOP and its franchisees and area licensees plan to develop and open approximately 90 to 105 restaurants. Included in that number is the development of 80 to 90 new restaurants by us and the development of 10 to 15 restaurants by our franchisees and area licensees. Capital expenditure projections for 2002, which include our portion of the above development program, are estimated to be approximately $130,000,000 to $140,000,000. In November 2002, the seventh and final annual installment of $4,571,000 in principal is due on our 7.79% senior notes due 2002 and the third installment of $3,889,000 in principal is due on our senior notes due 2008. We expect that funds from operations and proceeds from the recent private placement of senior notes, proceeds from leasehold mortgage term debt, proceeds from sale and leaseback arrangements and our $25,000,000 revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures and our principal repayments on our senior notes through 2003. At September 30, 2002, the Company had cash and cash equivalents of $23,151,000 and $24,542,000 was available to be borrowed under our noncollateralized bank revolving credit agreement.

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

        During the second quarter of 2002, the Company completed its transitional goodwill impairment evaluation, and determined that none of the recorded goodwill was impaired. In accordance with SFAS No. 142, goodwill will be tested for impairment at least annually, and more frequently if circumstances indicate that it may be impaired.

        In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued and is effective for fiscal years beginning after December 15, 2001. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles Board ("APB") Opinion No. 30. SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale. This statement provides guidance on differentiating between assets held and used, held for sale and held for disposal other than by sale (e.g., abandonment, exchange, distribution). The adoption of this statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

        In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30 are met. This Statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 provisions are generally effective for fiscal years beginning after May 15, 2002. Management is currently evaluating the impact the adoption of this Statement will have on its consolidated financial statements.

Item 4. Controls and Procedures

        The President and Chief Executive Officer, and the Vice President—Finance, Treasurer and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and Chief Financial Officer of the Company, as appropriate to insure timely decisions regarding required disclosure.

        There were no significant changes in the Company's internal control or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

3.1	Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10- K") is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to the 1997 Form 10-K is incorporated herein by reference).
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.'s Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
4.1	Note Purchase Agreement, dated as of October 28, 2002, among IHOP Corp., International House of Pancakes, Inc. and AIG Annuity Insurance Company and other purchasers is filed herewith.
10.1	Agreement between IHOP Corp. and Gregg Nettleton dated July 16, 2002 is filed herewith.
11.0	Statement Regarding Computation of Per Share Earnings.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports filed on Form 8-K during the quarter ended September 30, 2002:

  Current report on Form 8-K, dated August 9, 2002, relating to the submission of Julia A. Stewart, Chief Executive Officer, and Alan S. Unger, Chief Financial Officer of IHOP Corp., to the Securities and Exchange Commission of the certification of IHOP Corp.'s quarterly report on Form 10-Q for the period ended June 30, 2002, as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 11, 2002 (Date)	BY:	/s/ JULIA A. STEWART President & Chief Executive Officer (Principal Executive Officer)

November 11, 2002 (Date)	BY:	/s/ ALAN S. UNGER Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Julia A. Stewart, President and Chief Executive Officer of IHOP Corp., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of IHOP Corp.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ JULIA A. STEWART Julia A. Stewart President and Chief Executive Officer

CERTIFICATIONS

I, Alan S. Unger, Vice President—Finance, Treasurer and Chief Financial Officer of IHOP Corp., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of IHOP Corp.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ ALAN S. UNGER Alan S. Unger Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

FORM 10-Q
INDEX
  Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS