Form 10-K
period 2002-12-31
IHOP CORP
filed 2003-03-28
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number 0-8360

IHOP CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3038279 (I.R.S. Employer Identification No.)
450 North Brand Boulevard, Glendale, California (Address of principal executive offices)	91203-2306 (Zip Code)

Registrant's telephone number, including area code: (818) 240-6055

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes ☒ No ☐

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2002: $605 million.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2003
Common Stock, $.01 par value	21,279,500

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 20, 2003 (the "2003 Proxy Statement") are incorporated by reference into Part III.

PART I

Item 1. Business.

a.    General Development of Business

        IHOP Corp. (referred to herein as "IHOP" or the "Company") was incorporated under the laws of the State of Delaware in 1976. In July 1991, IHOP completed an initial public offering of common stock. There were no significant changes to our corporate structure during 2002.

        IHOP Corp.'s principal executive offices are located at 450 North Brand Boulevard, Glendale, California and our telephone number is (818) 240-6055. Our website is located at www.ihop.com. We make all of our filings with the Securities and Exchange Commission available free of charge on our website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. The information contained on our website is not incorporated into this Annual Report on Form 10-K.

        This Annual Report on Form 10-K should be read in conjunction with the cautionary statements on page 12.

b.    Financial Information about Industry Segments

        IHOP is engaged in the development, operation and franchising of International House of Pancakes restaurants primarily in the United States. Information about our revenues, operating profits and assets is contained in Part II, Item 6 of this Annual Report on Form 10-K.

c.    Narrative Description of Business

  Recent Developments

        On January 13, 2003 the Company announced significant changes in the way we conduct our business. These include a transition from Company-financed restaurant development to a more traditional franchise development model, in which franchisees finance and develop their new restaurants.

  General

        IHOP Corp. and its subsidiaries develop, operate and franchise International House of Pancakes restaurants, one of America's best-known, national, family restaurant chains. At December 31, 2002, there were 1,103 IHOP restaurants. Franchisees operated 902 of these restaurants, area licensees operated 125 restaurants, and IHOP operated 76 restaurants. Franchisees and area licensees are independent third parties who operate their restaurants under legal agreements with IHOP. IHOP restaurants are located in 45 states and Canada.

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

  Restaurant Development

        Prior to the January 13, 2003 announcement mentioned in Recent Developments above, IHOP financed and developed the large majority of new IHOP restaurants prior to franchising them (the "Old Model"). Under the Old Model, when the restaurant was ultimately franchised, we became the franchisee's landlord. Our new business model (the "New Model") relies on franchisees to finance and develop their own IHOP restaurants. Under the New Model, IHOP will approve the franchisees' proposed sites but will not contribute capital or become the franchisee's landlord.

        The Company views 2003 as a transition year as we implement our New Model. The Company expects to finance, develop and franchise approximately 55 to 60 IHOP restaurants under the Old Model in 2003. The New Model contemplates that franchisees will finance and develop approximately 20 to 25 IHOP restaurants in 2003 and we expect that substantially all new IHOP restaurants will be financed and developed by franchisees or area licensees in 2004 and thereafter. In 2002, we developed 86 new restaurants, and our franchisees and area licensees developed an additional 15 new restaurants. Currently area licensees located in Florida and British Columbia, Canada operate 12% of IHOP restaurants.

        Regardless of the business model, new IHOP restaurants are developed after a stringent site selection process supervised by our senior management. We expect to add restaurants to the IHOP system in major markets where we already have a core customer base. We believe that concentrating growth in existing markets allows us to achieve economies of scale in our supervisory and advertising functions. We also look to strategically add restaurants in new markets in which we have no presence or our presence is limited. This occurs primarily where these new markets are geographically near to existing markets and present significant business opportunities.

        The development process involves obtaining rights to land either through a purchase of fee property, or through ground or "build to suit" leases. A "build to suit" lease is one in which the landlord provides the capital to construct and equip the restaurant. Fee and ground lease properties are developed with either our own capital or capital furnished by the franchisee, as applicable. The mix of fee properties, ground leases and "build to suit" leases is not predictable. However, our recent experience has increasingly been to obtain rights to land via ground leases.

        In 2002, we primarily built two types of new free-standing restaurant buildings. The larger format restaurant is approximately 4,900 square feet in size and contains 176 seats. The second building type is designed for use in smaller, high-potential markets. It is approximately 4,000 square feet in size and seats about 134 people. We also purchased and converted existing buildings into IHOP restaurants. The square footage and number of seats in a restaurant conversion vary by location. In 2002, restaurant conversions averaged 128 seats per restaurant. Our older A-Frame style restaurants, which have not been built since 1985, contain approximately 3,000 square feet and about 100 seats. At times we acquire existing restaurants and convert them to IHOP restaurants. Of the 86 new IHOP restaurants we developed in 2002, 14 were the larger format building, 65 were the smaller format building, and 7 were restaurant conversions or leased space in multi-tenant buildings.

        To the greatest extent possible, subject to local zoning restrictions, we continue to use our familiar signature blue color on the roof, awnings and other exterior decor of our restaurants.

        The table below sets forth our average development cost per restaurant in 2002. For leased restaurants the discounted present value of the lease and any additional sums paid to acquire the lease have been allocated to land, building and site improvements and other costs, as appropriate.

Average Per Restaurant
Land	$634,000
Building	824,000
Equipment	353,000
Site improvements and other costs	198,000

Total	$2,009,000

        New IHOP restaurants that opened in 2001 realized average sales of approximately $1,586,000 per restaurant in their first twelve full months of operations.

  Franchising

        As discussed above, the Company views 2003 as a year of transition from the Old Model to the New Model. Accordingly, our franchising activities will include both models in 2003. For clarity of presentation, the discussion is separated between those activities specific to the Old Model and those which apply to the New Model.

  Old Model

        Under the Old Model, when we develop a restaurant we identify the site for the new restaurant, purchase the site or lease it from a third party, and build the restaurant and equip it with all required equipment. We select and train the franchisee and supervisory personnel who will operate the restaurant. In addition, we finance approximately 80% of the franchise fee and lease the restaurant and equipment to the franchisee. After the franchisee is operating the restaurant, we provide continuing support with respect to operations, marketing and new product development.

        Our involvement in the development of new restaurants allows IHOP to charge a franchise and development fee. In addition, we derive income from the financing of the franchise and development fee and from the leasing of property and equipment to franchisees. However, we also incur obligations in the development, franchising and start-up operations of the new restaurants.

        Under the Old Model, the new restaurants are often franchised to current franchisees or restaurant managers who already understand IHOP's approach to the restaurant business. In the past five years, sales to existing franchisees and IHOP employees, or to their immediate families, constituted approximately 74% of franchise sales transactions.

        An initial franchise fee of approximately $200,000 to $375,000 is generally required for a newly developed restaurant, depending on the site. The franchisee typically pays approximately 20% of the initial franchise fee in cash, and we finance the remaining amount over five to eight years. We also receive continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant's sales; (2) income from the leasing of the restaurant and related equipment; (3) revenue from the sale of certain proprietary products, primarily pancake mixes; (4) a local advertising fee equal to about 2% of the restaurant's sales, which is usually collected by IHOP and then paid to a local advertising cooperative; and (5) a national advertising fee equal to 1% of the restaurant's sales.

  New Model

        Under the New Model, IHOP's approach to franchising will be similar to that of most of our franchising competitors in the foodservice industry. Franchisees can undertake individual store development or multi-store development. Under the single store development program, the franchisee will be required to pay a non-refundable location fee of $15,000. If the proposed site is approved for development, the location fee of $15,000 will be credited against an initial franchise fee of $50,000. The franchisee will then use his or her own capital and financial resources to acquire a site, build and equip the business and to fund working capital needs.

        In addition to offering franchises for individual restaurants, the Company intends to enter into multi-store development agreements with qualified franchisees. These multi-store development agreements will provide franchisees with an exclusive right to develop new IHOP restaurants in designated geographic territories for a specified period of time. Multi-store developers will be required to develop and operate a specified number of restaurants according to an agreed upon development schedule. Multi-store developers will be required to pay a development fee of $20,000 for each restaurant to be developed under a multi-store development agreement. Additionally, for each store which is actually developed, there will be an initial franchise fee of $40,000 against which the development fee of $20,000 will be credited. The number of stores and the schedule of stores to be developed under multi-store development agreements will be negotiated on an agreement by agreement basis. Therefore, the total development and initial franchise fees will be subject to the outcome of those negotiations. With respect to restaurants developed under the New Model, the Company will receive continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant's sales; (2) revenue from the sale of certain proprietary products, primarily pancake mixes; (3) a local advertising fee equal to about 2% of the restaurant's sales, which is usually paid to a local advertising cooperative; and (4) a national advertising fee equal to 1% of the restaurant's sales.

        It is the Company's expectation that under the New Model a larger proportion of restaurants will be franchised to people who are new to the IHOP system. While there is no specific profile for franchise candidates, the Company expects to market franchises to existing multi-unit operators who currently own and operate restaurants in other non-competing segments of the restaurant business, e.g. quick service restaurants or casual dining.

  Area License Agreements

        We have entered into long-term area licensing agreements covering the state of Florida and the southern-most counties of Georgia and the province of British Columbia, Canada. As of December 31, 2002, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 125 IHOP restaurants and the area licensee for the province of British Columbia, Canada operated or sub-franchised a total of 12 IHOP restaurants. The area license agreements provide for royalties ranging from 0.5% to 2% of sales, and advertising fees of 0.25% of sales and give the area licensees the right to develop new IHOP restaurants in their territories. We also derive revenue from the sale of proprietary products to these area licensees and their sub-franchisees. We treat the revenues from our area licensees as franchise operations revenues for financial reporting purposes.

  Make-up of Franchise System

        The table below sets forth information regarding the distribution of single-unit and multi-unit franchisees in the IHOP system. It does not include information concerning our area licensees or their sub-franchisees.

Number of Units Held by Franchisee	Franchises	Percent of Total
One	208	57.5%
Two to Five	124	34.2%
Six to Ten	17	4.7%
Eleven to Fifteen	5	1.4%
Sixteen and over	8	2.2%

Total Number of Franchisees	362	100%

  Restaurant Operations and Support

        It is our goal to make every dining experience at an IHOP restaurant a satisfying one. Our franchisees and managers of company-operated restaurants always strive to exceed guests' expectations. We hold firm to the belief that a satisfied customer will be a repeat customer and will tell others about our restaurants. To ensure that our guests' expectations are fulfilled, all restaurants are operated in accordance with uniform operating standards and specifications relating to the quality and preparation of menu items, selection of menu items, maintenance, repair and cleanliness of premises, and the appearance and conduct of employees.

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

        Training is ongoing at all IHOP restaurants. A prospective franchisee is required to participate in an extensive training program before he or she is first sold a franchise. The training program involves classroom study and hands-on operational training in one of our regional training restaurants. Each franchisee learns to cook, wait on tables, serve as a host, wash dishes and perform each of the other tasks necessary to operate a successful restaurant. New restaurant opening teams provide on-site instruction to restaurant employees to assist in the opening of most new IHOP restaurants.

        The Company offers additional training courses from time to time on subjects such as selling, customer service and managing people.

  Marketing and Advertising

        Most IHOP franchisees and company-operated restaurants contribute about 2% of sales to local advertising cooperatives. The Company also provides advertising funds to these cooperatives. The advertising co-ops use these funds to purchase television advertising time, radio advertising time and place advertisements in printed media or direct mail. In addition to television advertising, IHOP encourages local area marketing by its franchisees. These marketing programs include discounts and specials aimed at increasing customer traffic and encouraging repeat business. Prior to 2003, nearly all television advertising was purchased on a market by market basis. The Company intends to devote a substantial portion of its advertising budget in 2003 to national television advertising, in recognition of the national scope of the chain and the economies of scale available to national advertisers. In 2003, local advertising co-ops plan to expend additional sums for television advertising in their respective markets.

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

        Restaurants that we reacquire from franchisees typically require investment in remodeling and rehabilitation before being refranchised. They may remain as company-operated restaurants for a substantial period of time. As a consequence, a significant number of company-operated restaurants are likely to incur operating losses during the initial period of their rehabilitation. At the end of 2002, the Company operated a total of 76 IHOP restaurants.

  Remodeling and Refranchising Program

        Restaurants that we reacquire are often underperforming as a result of having been poorly operated and physically neglected. When we reacquire a restaurant, we begin a multi-step rehabilitation program for that restaurant. First these restaurants are physically rehabilitated, then we hire and train the restaurant staff. After these first steps are completed, we implement new marketing and operations programs designed to regain the business of former guests and attract new patrons. After a restaurant has been rehabilitated and its sales volume reaches acceptable levels, the restaurant is refranchised to a qualified franchisee. In the past five years IHOP reacquired a total of 72 restaurants from franchisees and subsequently closed 14 of those restaurants. In those same years, a total of 50 restaurants were refranchised.

        We also require most of our franchisees, and strongly encourage all of our franchisees, to periodically remodel their restaurants. In most instances, we require that our restaurants be remodeled at least every 5 years.

  Purchasing

        IHOP has entered into supply contracts for pancake mixes and pricing agreements for various other products, including pork products, coffee, soft drinks and juices, to ensure the availability of quality products at competitive prices. We also have negotiated agreements with food distribution companies to limit markups charged on food and restaurant supplies purchased by individual IHOP restaurants.

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

        Foodservice chains in the United States include the following segments: quick-service sandwich, chicken, pizza, family restaurant, dinner house, buffet, hotel restaurant and contract/catering. Differentiated chains competing within their segments against each other and local, single-outlet operators characterize the current structure of the U.S. restaurant and institutional foodservice market.

        Information published in 2002 by The Nations Restaurant News ranked IHOP 27th out of the top 100 foodservice chains based on estimated fiscal 2002 system-wide sales in the United States. The same publication included 10 family restaurant chains in its top 100 chains, and IHOP ranked third in this segment. During December 2002, based on a nationwide sample of IHOP company-operated and franchised restaurants, the approximate guest check average per IHOP customer was $7.36. The guest check average for the year 2001 was $7.00.

  Trademarks and Service Marks

        We have registered our trademarks and service marks with the United States Patent and Trademark Office. These include "International House of Pancakes," "IHOP" and variations of each, as well as "Any Time's a Good Time for IHOP," "The Home of the Never Empty Coffee Pot," "Rooty Tooty Fresh 'N Fruity," and "Harvest Grain 'N Nut." We also register new trademarks and service marks from time to time. We are not aware of any infringing uses that could materially affect our business or any prior claim to these marks that would prevent us from using or licensing the use thereof for restaurants in any area of the United States. We have also registered our trademarks and service marks and variations thereof in Canada for use by our current licensees. Where feasible and appropriate, we register our trademarks and service marks in other nations for future use. Our current registered trademarks and service marks will expire, unless renewed, at various dates from 2003 to 2012. We routinely apply to renew our active trademarks prior to their expiration.

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

  Employees

        At December 31, 2002, we employed 4,392 persons, of whom 291 were full-time, non-restaurant, corporate personnel.

Item 2. Properties.

        The table below shows the location and status of the 1,103 IHOP restaurants as of December 31, 2002:

Location	Franchise	Company- Operated	Area License	Total
United States
Alabama	13	4	0	17
Alaska	1	0	0	1
Arizona	26	0	0	26
Arkansas	9	0	0	9
California	208	4	0	212
Colorado	26	3	0	29
Connecticut	8	0	0	8
Delaware	2	0	0	2
Florida	0	0	124	124
Georgia	43	2	1	46
Hawaii	1	0	0	1
Idaho	5	1	0	6
Illinois	36	5	0	41
Indiana	8	2	0	10
Iowa	6	2	0	8
Kansas	9	0	0	9
Louisiana	13	0	0	13
Maine	1	0	0	1
Maryland	22	5	0	27
Massachusetts	13	0	0	13
Michigan	7	9	0	16
Minnesota	1	1	0	2
Mississippi	8	0	0	8
Missouri	18	2	0	20
Nebraska	4	1	0	5
Nevada	18	0	0	18
New Hampshire	2	0	0	2
New Jersey	29	4	0	33
New Mexico	8	0	0	8
New York	36	3	0	39
North Carolina	26	2	0	28
Ohio	5	0	0	5
Oklahoma	15	0	0	15
Oregon	7	7	0	14
Pennsylvania	12	3	0	15
Rhode Island	1	0	0	1
South Carolina	16	0	0	16
Tennessee	21	3	0	24
Texas	133	0	0	133
Utah	12	0	0	12
Virginia	38	1	0	39
Washington	14	12	0	26
West Virginia	1	0	0	1
Wisconsin	7	0	0	7
Wyoming	1	0	0	1
International
Canada(1)	12	0	0	12

Totals	902	76	125	1,103

(1)
IHOP reports restaurants in Canada as franchise restaurants although the restaurants are operated under an area license agreement.

        As of December 31, 2002, 6 of the 76 company-operated restaurants were located on sites owned by IHOP and 70 were located on sites leased by IHOP from third parties; of the 902 franchisee-operated restaurants, 49 were located on sites owned by IHOP, 704 were located on sites leased by IHOP from third parties and 149 were located on sites owned or leased by franchisees; and all of the restaurants operated by area licensees were located on sites owned or leased by the area licensees.

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

Item 3. Legal Proceedings.

        IHOP is subject to various claims and legal actions that arise in the ordinary course of business, many of which are covered by insurance. We believe such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on our business or the financial condition, results of operations, or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "IHP". As of January 31, 2003, there were approximately 5,895 stockholders, including the beneficial owners of shares held in "street name."

        The following table sets forth the high and low prices of IHOP's common stock for each quarter of 2002 and 2001 as reported by the NYSE.

Quarter Ended	High	Low	Quarter Ended	High	Low
March 31, 2002	$33.92	$27.40	March 31, 2001	$24.00	$18.90
June 30, 2002	36.46	28.42	June 30, 2001	27.40	19.10
September 30, 2002	29.50	23.38	September 30, 2001	29.15	21.03
December 31, 2002	25.44	21.08	December 31, 2001	31.03	24.40

        On March 20, 2003 the board of directors declared a quarterly dividend of $.25 per share, payable May 19, 2003 to shareholders of record on May 1, 2003. Prior to this declaration, the Company had not declared or paid any dividends on its common stock in the last five years. The board of directors indicated its intention to declare recurring quarterly dividends in the future, however, any future dividend declarations will be made at the discretion of the board of directors and will be based on the Company's earnings, financial condition, cash requirements, future prospects and other factors deemed relevant at the time. The purchase agreements governing our 5.20% senior notes, our 5.88% senior notes, our 7.42% senior notes, and our credit agreement with our bank limit the amount of retained earnings available for dividends and investments. At December 31, 2002, approximately $128 million of retained earnings were potentially free of restriction as to distribution of dividends.

        In October 2002, IHOP completed a private placement of $100 million of non-collateralized senior notes due October 2012. The notes have a fixed interest rate of 5.234% with annual principal payments of $13.6 million commencing October 2006. Proceeds from the sale of the senior notes will be used, in part, to fund capital expenditures for new restaurants and for general corporate purposes.

        Additional information regarding this item is presented under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in the proxy statement for our 2003 meeting of shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data.

Five-Year Financial Summary

	Year Ended December 31,
	2002(a)	2001(a)	2000(a)	1999(a)	1998(a)
	(In thousands, except per share amounts)
Income Statement Data
Revenues
Franchise operations	$238,422	$208,630	$183,361	$163,486	$145,955
Sales of franchises and equipment	53,019	46,996	47,065	39,545	40,347
Company operations	74,433	68,810	72,818	70,204	69,906

Total revenues	365,874	324,436	303,244	273,235	256,208

Costs and expenses
Franchise operations	105,701	86,136	72,394	64,189	58,539
Cost of sales of franchises and equipment	35,294	31,086	30,944	23,958	26,628
Company operations	72,275	66,330	70,085	66,016	65,711
Field, corporate and administrative	48,253	40,621	36,481	34,531	32,381
Depreciation and amortization	15,967	14,818	13,562	12,310	11,271
Interest	21,575	21,107	21,751	19,391	17,417
Other (income) expense, net	1,452	(123)	567	604	1,456

Total costs and expenses	300,517	259,975	245,784	220,999	213,403

Income before income taxes	65,357	64,461	57,460	52,236	42,805
Provision for income taxes	24,509	24,173	22,122	20,111	16,694

Net income	$40,848	$40,288	$35,338	$32,125	$26,111

Net income per share(b)
Basic	$1.95	$1.98	$1.77	$1.61	$1.33

Diluted	$1.92	$1.94	$1.74	$1.58	$1.30

Weighted average shares outstanding(b)
Basic	20,946	20,398	20,017	19,983	19,659

Diluted	21,269	20,762	20,263	20,358	20,033

Balance Sheet Data (end of period)
Cash and cash equivalents	$98,739	$6,252	$7,208	$4,176	$2,294
Property and equipment, net	286,226	238,026	193,624	177,743	161,689
Total assets	819,800	641,429	562,212	520,402	443,032
Long-term debt	145,768	50,209	36,363	41,218	49,765
Capital lease obligations	171,170	168,105	167,594	165,557	129,861
Stockholders' equity(c)	364,389	312,430	259,995	226,480	187,868

(a)
Fiscal 1998 is comprised of 53 weeks (371 days); all other years are comprised of 52 weeks (364 days).

(b)
All share and per-share amounts have been restated to reflect the stock split on May 27, 1999.

(c)
On March 20, 2003 the board of directors declared a quarterly dividend of $.25 per share, payable May 19, 2003 to shareholders of record on May 1, 2003. Prior to this declaration, the Company had not declared or paid any dividends on its common stock in the last five years. The board of directors indicated its intention to declare recurring quarterly dividends in the future, however, any future dividend declarations will be made at the discretion of the board of directors and will be based on the Company's earnings, financial condition, cash requirements, future prospects and other factors deemed relevant at the time.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        The following discussion and analysis provides information we believe is relevant to an assessment and understanding of IHOP's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Certain forward-looking statements are contained in this report. They use such words as "may," "will," "expect," "believe," "plan," or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: risks associated with the implementation of the Company's new strategic growth plan; availability of suitable locations and terms for the sites designated for development; legislation and government regulation, including the ability to obtain satisfactory regulatory approvals; conditions beyond IHOP's control such as weather, natural disasters or acts of war or terrorism; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the International House of Pancakes brand and concept by guests and franchisees; IHOP's overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices and other factors discussed from time to time in our press releases, public statements and/or filings with the Securities and Exchange Commission. Forward-looking information is provided by us pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. In addition, we disclaim any intent or obligation to update these forward-looking statements.

Recent Developments

        On January 13, 2003 the Company announced significant changes in the way we conduct our business. These include a transition from Company-financed restaurant development to a more traditional franchise development model, in which franchisees are called upon to finance and develop their new restaurants. The anticipated impact of the change in our Business Model is discussed more fully under the "Outlook" section of Item 7.

General

        In 2002 and 2001, IHOP Corp. operated solely under its Company-Financed development model, the "Old Model." IHOP's revenues for 2002 and 2001 are recorded in three categories: franchise operations, sales of franchises and equipment, and Company operations.

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

        Revenues from the sale of franchises and equipment and the associated costs of such sales are affected by the number and mix of restaurants franchised. We franchise four kinds of restaurants: restaurants newly developed by IHOP; restaurants developed by franchisees; restaurants developed by area licensees; and restaurants that have been previously reacquired from franchisees. Franchise rights for restaurants newly developed by IHOP normally sell for a franchise fee of $200,000 to $375,000 or more, have little if any associated franchise cost of sales, and include an equipment sale in excess of $300,000 that is usually at a price that includes little or no profit margin. Franchise rights for restaurants developed by franchisees normally sell for a franchise fee of $50,000, have minor associated franchise cost of sales, and do not include an equipment sale. Previously reacquired franchises normally sell for a franchise fee of $100,000 to $375,000 or more, include an equipment sale, and may have substantial costs of sales associated with both the franchise and the equipment. The timing of sales of franchises is affected by the timing of new restaurant openings, number of restaurants in our inventory of restaurants that are available for refranchising and the level of interest among potential franchisees.

        Company operations revenues are retail sales at IHOP-operated restaurants.

        We report separately those expenses that are attributable to franchise operations, the cost of sales of franchises and equipment and Company operations. Expenses are reported under field, corporate and administrative, depreciation and amortization, and interest related to franchise operations, sales of franchises and equipment, and Company operations.

        Other (income) expense, net consists of revenues and expenses not related to IHOP's core business operations. These include gains and losses realized from closing and selling restaurants and are unpredictable in timing and amount.

        Our results of operations are impacted by the timing of additions of new restaurants, and by the timing of the franchising of those restaurants. When a Company-operated restaurant is franchised, we no longer include in our revenues the retail sales from such restaurant, but recognize a one-time franchise and development fee, periodic interest income on the portion of such fee financed by us, and recurring payments from franchisees as described above and recorded under franchise operations revenues.

Results of Operations

        The following table sets forth certain operating data for IHOP restaurants.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in Thousands)
Restaurant Data
Effective restaurants(a)(d)
Franchise	843	767	696
Company	76	72	76
Area license	123	131	150

Total	1,042	970	922

System-wide
Sales(b)(d)	$1,478,567	$1,345,757	$1,246,177
Percent increase	9.9%	8.0%	10.6%
Average sales per effective restaurant(d)	$1,419	$1,387	$1,352
Percent increase	2.3%	2.6%	3.0%
Comparable average sales percent increase(c)	0.7%	0.8%	0.8%
Franchise
Sales	$1,278,103	$1,146,124	$1,026,783
Percent increase	11.5%	11.6%	11.5%
Average sales per effective restaurant	$1,516	$1,494	$1,475
Percent increase	1.5%	1.3%	2.1%
Comparable average sales percent increase(c)	0.7%	0.9%	1.1%
Company
Sales	$74,433	$68,810	$72,818
Percent increase (decrease)	8.2%	(5.5%)	3.7%
Average sales per effective restaurant	$979	$956	$958
Percent increase (decrease)	2.4%	(0.2%)	0.9%
Area License
Sales(d)	$126,031	$130,823	$146,576
Percent increase (decrease)	(3.7%)	(10.7%)	8.2%
Average sales per effective restaurant(d)	$1,025	$999	$977
Percent increase	2.6%	2.3%	6.0%

(a)
"Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period.

(b)
"System-wide sales" are retail sales of franchisees and area licensees, as reported to IHOP, and sales by Company-operated restaurants.

(c)
"Comparable average sales" reflect sales for restaurants that are operated for the entire fiscal period in which they are being compared. Because of new unit openings and store closures, the restaurants opened for an entire fiscal period being compared will be different from period to period. Comparable average sales do not include data on restaurants located in Florida and Japan.

(d)
During 2001, the Company's area licensee in Japan negotiated an early termination of its area license agreement. As part of this early termination, the area licensee discontinued operations of its 32 IHOP restaurants. Sales in 2001 include sales in Japan until the closing of the restaurants. Excluding the units in Japan, in 2002 system-wide sales increased 10.6%; effective restaurants grew by 8.5%; and average sales per effective restaurant increased by 1.9%, in each case over the same period in 2001. In 2001, excluding the units in Japan, system-wide sales increased 10.1%; effective restaurants grew by 8.0%; and average sales per effective restaurant increased by 2.0%, in each case over the same period in 2000.

        The following table summarizes IHOP's restaurant development and franchising activity:

	Year Ended December 31,
	2002	2001	2000	1999	1998
Restaurant Development Activity
IHOP—beginning of year	1,017	968	903	835	787
New openings
IHOP-developed	86	76	70	65	56
Franchisee-developed	10	12	10	7	13
Area license	5	5	4	4	4

Total new openings	101	93	84	76	73
Closings
Company and franchise	(13)	(11)	(16)	(8)	(21)
Area license	(2)	(33)	(3)	—	(4)

IHOP—end of year	1,103	1,017	968	903	835

Summary—end of year
Franchise	902	823	747	678	624
Company	76	72	71	76	66
Area license	125	122	150	149	145

Total IHOP	1,103	1,017	968	903	835

Restaurant Franchising Activity
IHOP-developed	80	74	70	61	60
Franchisee-developed	10	12	10	7	13
Rehabilitated and refranchised	10	9	15	6	10

Total restaurants franchised	100	95	95	74	83
Reacquired by IHOP	(10)	(12)	(19)	(14)	(17)
Closed	(11)	(7)	(7)	(6)	(13)

Net addition	79	76	69	54	53

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

        The fiscal years ended December 31, 2002 and 2001 were comprised of 52 weeks (364 days).

System-Wide Retail Sales

        System-wide retail sales include the sales from all IHOP restaurants as reported to IHOP by its franchisees, area licensees, and Company-operated restaurants. System-wide retail sales grew by 9.9% to $1.48 billion in 2002 over the same period in 2001. Growth in the number of effective restaurants from 970 to 1,042 and increases in average sales per effective restaurant from $1,387,000 to $1,419,000 primarily caused the growth in system-wide retail sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 7.4% in 2002 over the same period in 2001 due to new restaurant development. Average sales per effective restaurant increased by 2.3% in 2002 over the prior year period. Newly developed restaurants generally have seating capacities and sales greater than the system-wide averages. Management continues to pursue growth in sales through new restaurant development, marketing efforts, new products, improvements in operations, and remodeling of existing restaurants.

Franchise Operations

        Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest income. Franchise operations revenues grew by 14.3% to $238.4 million in 2002 over the same period in 2001. Franchise operations revenues grew primarily due to an increase in retail sales in franchise restaurants of 11.5% in 2002 over the same period in 2001. Retail sales in franchised restaurants grew primarily due to a 9.9% increase from 767 to 843 in the number of effective franchise restaurants and a 1.5% increase from $1,494,000 to $1,516,000 in average sales per effective restaurant in 2002 over the same period in 2001, respectively.

        Franchise operations costs and expenses include facility rent, advertising, the cost of proprietary products, and other direct costs associated with franchise operations. Franchise operations costs and expenses increased by 22.7% to $105.7 million in 2002 from $86.1 million in 2001. The increase in franchise operating costs was primarily a result of the increases in rent expense, due to the increase in the number of effective restaurants.

        Sublease transactions with franchisees are structured with little or no margin at inception of the sublease, but with margin improvement anticipated over the life of the lease as retail sales increase (primarily because excess rent provisions in the subleases are tied to retail sales). New unit development will therefore have a negative effect on rent margin percentages. Rent margin percentages decreased from 42.4% in 2001 to 38.3% in 2002.

        Franchise operations margin was $132.7 million or 55.7% of franchise operations revenues in 2002, compared with $122.5 million or 58.7% in 2001. The decrease in the margin percentage was primarily due to the increased rent expense mentioned above.

Sales of Franchises and Equipment

        Sales of franchises and equipment increased by 12.8% to $53.0 million in 2002 from $47.0 million in 2001. The increase in sales was primarily due to an 8.1% increase in the sale of IHOP-developed restaurants from 74 in 2001 to 80 in 2002.

        Cost of sales of franchises and equipment increased by 13.5% to $35.3 million in 2002 from $31.1 million in 2001. The increase in cost of sales of franchises and equipment was primarily due to changes in the number of restaurants franchised in 2002, compared to the same period in 2001. IHOP franchised 100 restaurants in 2002 as compared to 95 in 2001.

        Margin on sales of franchises and equipment was $17.7 million or 33.4% of revenues from sales of franchises and equipment in 2002, compared with $15.9 million or 33.9% in 2001, respectively. The decrease in margin percentage primarily resulted from the mix of units franchised as well as higher preopening costs.

Company Operations

        Company operations revenues are retail sales to customers at restaurants operated by IHOP. Company operations revenues increased by 8.2% to $74.4 million in 2002 from $68.8 million in the prior year. Increases in the number of effective IHOP-operated restaurants coupled with the increase in the average sales per IHOP-operated restaurant caused the revenue increase. Effective IHOP-operated restaurants increased from 72 to 76 or 5.6% in 2002 from 2001. Average sales per effective IHOP-operated restaurant increased from approximately $.96 million in 2001 to $.98 million in 2002 or 2.4%.

        Company operations costs and expenses include food, labor and benefits, utilities, rent and other real estate related costs. Company operations costs increased by 9.0% to $72.3 million in 2002 from $66.3 million in 2001. Company operations costs increased primarily as a result of the above changes in revenues. However, Company operations costs and expenses were also impacted by higher labor costs primarily due to the hiring of Assistant General Managers in our Company-operated restaurants in 2002.

        Company operations margin is Company operations revenues less Company operations costs and expenses. Company operations margin was $2.2 million in 2002, compared to $2.5 million in 2001. Company operations margin percentage was 2.9% of Company operations revenues in 2002, compared with 3.6% in the same period in 2001. Company operations margin was lower in 2002 compared to the same period of 2001 primarily due to higher labor costs.

        In assessing the performance of its Company operations, management considers various other costs and expenses not included in Company operations margin. IHOP owns some of the real property of the Company-operated restaurants and internally charges those restaurants market rents. These rent expenses are eliminated in consolidation. The buildings, leasehold improvements and equipment employed in these restaurants are depreciated or amortized in accordance with our policies, and this expense is reflected in the statement of operations as depreciation and amortization. Interest expense related to capital leases on real property of certain Company-operated restaurant leases is also viewed by management as expense related to the Company-operated restaurants, but is included as interest expense in the statement of operations. In addition, employee benefit expenses related to IHOP's employee stock ownership plan are included in Company operations margin, but are excluded from management's assessment of the performance of Company-operated restaurants.

        Intercompany real estate charges were $1.5 million in 2002 and $0.9 million in 2001. Depreciation and amortization expense was $4.5 million in 2002 and $4.2 million in 2001. Interest expense was $2.1 million in 2002 and $2.4 million in 2001. ESOP related costs were $0.5 million in 2002 and $0.5 million in 2001. After reflecting these other costs and expenses (i.e. rent, depreciation and interest) as part of Company operations and excluding ESOP related costs, the loss before income taxes from Company operations was $5.0 million in 2002 compared to $4.4 million in 2001.

Other Costs and Expenses

        Field, corporate and administrative costs and expenses increased by 18.8% to $48.3 million in 2002 from $40.6 million in 2001. The rise in expenses was primarily due to higher consulting, consumer research and compensation expenses. Field, corporate and administrative expenses were 3.3% of system-wide sales in 2002, compared to 3.0% in 2001.

        During 2002, the Company engaged consulting firms to assist in evaluating its current business, conducting consumer research, and developing a new long-term strategy. Approximately $2.4 million of costs related to this project were incurred in 2002. Excluding these costs, field, corporate and administrative expenses were 3.1% of system-wide sales in 2002.

        IHOP believes that field, corporate and administrative costs and expenses will continue to grow at a rate which exceeds the rate of growth in revenues for at least the next 12 months. The growth in costs and expenses will be aimed at enhancing future earnings and same-store sales growth. After 2003, we expect that the rate of growth in field, corporate and administrative costs and expenses will be less than the growth in revenue.

        Depreciation and amortization expense increased by 7.8% to $16.0 million in 2002 from $14.8 million in 2001. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our restaurant development program.

Income Tax Provision

        The Company's effective tax rate was 37.5% for both 2002 and 2001.

Balance Sheet Accounts

        The balance of cash and cash equivalents at December 31, 2002 increased to $98.7 million from $6.3 million at December 31, 2001, primarily due to the funds provided by our $100 million private placement in November 2002.

        The balance of property and equipment, net at December 31, 2002, increased 20.2% to $286.2 million from $238.0 million at December 31, 2001, primarily due to new restaurant development.

        The balance of long-term receivables at December 31, 2002 increased 8.1% to $332.8 million from $307.9 million in 2001 primarily due to IHOP's financing activities associated with the sales of franchises and equipment. Given our new operating model, we expect our long-term receivables to increase at a lower rate in 2003, and begin to decline in 2004 and thereafter.

        The balance of long-term debt increased by 190.3% in 2002 primarily due to the $100 million private placement in November 2002.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

        The fiscal years ended December 31, 2001 and 2000 were comprised of 52 weeks (364 days).

System-Wide Retail Sales

        System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees, and Company-operated restaurants. System-wide retail sales grew by $99.6 million or 8.0% in 2001 over 2000. Growth in the number of effective restaurants from 922 to 970 and increases in average sales per effective restaurant from $1,352,000 to $1,387,000 caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 5.2% in 2001 due to new restaurant development. Average sales per effective restaurant increased by 2.6% in 2001 over 2000. Newly developed restaurants generally have seating capacity and sales greater than the system-wide averages. System-wide comparable average sales per restaurant (exclusive of area license restaurants in Florida and Japan) grew 0.8% in 2001 over 2000. Management continued to pursue growth in sales through new restaurant development, advertising and marketing efforts, new products, improvements in customer service and operations, and remodeling of existing restaurants.

        During the second quarter of 2001, the Company's area licensee in Japan negotiated an early termination of its area license agreement. IHOP received a fee of approximately $250,000 for this early termination and the area licensee discontinued operations of its 32 IHOP restaurants. Excluding these units in Japan, system-wide sales increased 10.1% for the year ended December 31, 2001 compared to 2000; effective restaurants grew by 8.0% for the year ended December 31, 2001 compared to 2000; and average sales per effective restaurants increased 2.0% for the year ended December 31, 2001 over 2000.

Franchise Operations

        Franchise operations revenues are the revenues received by IHOP from its franchisees and include rent, royalties, sales of proprietary products, advertising fees and interest income. Franchise operations revenues grew by 13.8% to $208.6 million in 2001 compared to $183.4 million in 2000. Franchise operations revenues grew primarily due to an increase in retail sales for franchise restaurants of 11.6% from $1.03 billion in 2000 to $1.15 billion in 2001. Retail sales for franchised restaurants grew primarily due to a 10.2% increase in effective franchise restaurants from 696 to 767 and a 1.3% increase in average sales from $1.48 million to $1.49 million per effective franchise restaurant in 2001 over 2000, respectively.

        Franchise operations costs and expenses include facility rent, advertising, the cost of proprietary products, and other direct costs associated with franchise operations. Franchise operations costs and expenses increased by 19.0% to $86.1 million in 2001 from $72.4 million in 2000. Increases in franchise operations costs and expenses were greater than the growth in franchise operations revenue primarily due to higher rent expense.

        Rent expense has been primarily affected by our new unit development program. New unit development will initially have a negative effect on rent margin percentages. Actual profit margin on rent transactions increased $4.5 million to $27.9 million in 2001, a 19.1% improvement over the $23.4 million rent margin in 2000.

        Franchise operations margin as a percent of revenues was 58.7% in 2001 compared with 60.5% in 2000. The decrease in the margin percentage was primarily due to an increase in rent expense.

Sales of Franchises and Equipment

        Sales of franchises and equipment decreased by 0.1% in 2001 to $47.0 million from $47.1 million in 2000. IHOP franchised 95 restaurants in both 2001 and 2000; however, the units franchised in 2001 had a lower average franchise sales price than those in 2000.

        Cost of sales of franchises and equipment increased 0.5% in 2001 to $31.1 million from $30.9 million in 2000. The increase was primarily due to preopening costs and site related costs that are not directly linked to the number of units franchised.

        Margin on sales of franchises and equipment was 33.9% in 2001 compared with 34.3% in 2000. The decrease in margin primarily resulted from the mix of units franchised with lower average franchise sale prices, and an increase in preopening and site related costs.

Company Operations

        Company operations revenues are retail sales to customers at restaurants operated by IHOP. Company operation revenues decreased 5.5% in 2001 to $68.8 from $72.8 million in 2000. A decrease in the number of effective IHOP-operated restaurants from 76 to 72 coupled with a decrease in the average sales per IHOP-operated restaurant from $958,000 to $956,000 caused the revenue decrease. Effective IHOP-operated restaurants decreased by 5.3% in 2001. Average sales per effective IHOP-operated restaurant decreased by 0.2% in 2001.

        Company operations costs and expenses include food, labor and benefits, utilities and occupancy costs. Company operations costs decreased 5.4% in 2001 to $66.3 million from $70.1 million in 2000. Company operations costs were primarily affected by a decrease in the number of effective restaurants.

        Company operations gross profit margin as a percent of Company operations revenues was 3.6% and 3.8% of Company operations revenues in 2001 and 2000, respectively.

Other Costs and Expenses

        Field, corporate and administrative costs and expenses increased by 11.3% in 2001 to $40.6 million from $36.5 million in 2000. The rise in expenses was primarily due to higher compensation and rent expenses. The primary cause of the increase in rent expense was the initiation of a new 10-year lease for the Company's corporate headquarters in late 2000, and the opening of a new regional office in the Rocky Mountain area in early 2001. Field, corporate and administrative expenses were 3.0% of system-wide sales in 2001, compared to 2.9% in 2000.

        Depreciation and amortization expense in 2001 increased 9.3% to $14.8 million from $13.6 million in 2000. The increases were caused primarily by the addition of new restaurants to the IHOP chain from our restaurant development program.

        Interest expense decreased by 3.0% in 2001 to $21.1 million from $21.8 million in 2000. Although the Company's long term debt increased by approximately $14 million since December 31, 2000, it has benefited from lower interest rates in 2001 compared to 2000.

Income Tax Provision

        The Company's effective tax rate was 37.5% for 2001 and 38.5% for 2000. The decrease in the effective tax rate for 2001 was due to lower state taxes.

Balance Sheet Accounts

        The balance of property and equipment, net at December 31, 2001, increased 22.9% to $238.0 million from $193.6 million at December 31, 2000, primarily due to new restaurant development.

        The balance of long-term receivables at December 31, 2001, increased 7.1% from the prior year primarily due to IHOP's financing activities associated with the sales of franchises and equipment.

        The balance of long-term debt increased by 38.1% in 2001 primarily due to the $11.6 million leasehold mortgage term loan the Company entered into in 2001 and an increase in the balance of our revolving line of credit. These additions were partially offset by an $8.5 million repayment of our senior notes.

Liquidity and Capital Resources

        In 2003, the Company will still invest in the development of additional restaurants and, to a lesser extent, in the remodeling of older Company-operated restaurants. 2003 will be a transition year to the Company's new business model with a reduced level of development-related investments in 2003 and little or no investment in development thereafter.

        In 2002, IHOP and its franchisees and area licensees developed and opened 101 IHOP restaurants. Of these, the Company developed and opened 86 restaurants, and franchisees and area licensees developed and opened 15 restaurants. Capital expenditures in 2002, which included our portion of the above development program, were $141.7 million. Funds for investment were primarily sourced from cash generated from operations of $78.1 million, a private placement of $100.0 million of non-collateralized senior notes, and proceeds from sale and leaseback arrangements of restaurant land and buildings of $58.5 million. IHOP also executed a term loan of $17.2 million.

        In 2003, IHOP and its franchisees and area licensees plan to develop and open approximately 75 to 85 restaurants. Included in that number is the development of 55 to 60 new restaurants by the Company and the development of 20 to 25 restaurants by our franchisees and area licensees. Capital expenditure projections for 2003, which include our portion of the above development program, are estimated to be approximately $95 million to $100 million. In November 2003, the fourth installment of $3.9 million in principal is due on our senior notes due 2008. We expect that funds from operations and proceeds from the recent private placement of senior notes, proceeds from leasehold mortgage term debt, proceeds from sale and leaseback arrangements, and our $25 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures, our principal repayments on our senior notes and dividend payments through 2003. At December 2002, the Company had cash and cash equivalents of $98.7 million, and $25 million was available to be borrowed under our noncollateralized bank revolving line of credit agreement.

        The Company began repurchasing shares of its common stock in 2000. As of December 31, 2002, the Company had cumulatively repurchased 389,168 shares of its common stock, of which 241,381 were contributed to the Employee Stock Ownership Plan.

        The following are significant contractual obligations and payments as of December 31, 2002 (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	Thereafter	Total
Debt excluding capital leases	$5,949	$11,962	$39,273	$94,533	$151,717
Operating leases	55,866	110,153	109,130	864,220	1,139,369
Capital leases	21,372	43,738	44,205	299,182	408,497

Contractual obligations	$83,187	$165,853	$192,608	$1,257,935	$1,699,583

Outlook

        In January 2003, the Company adopted a new operating model, moving from company-developed and financed restaurant growth to franchisee-financed development. 2003 will be characterized by the continued execution of our old operating model at a lower level than in 2002 with a migration to the new model.

        Discussion of IHOP Corp.'s old and new business model is contained in Item 1, Business, of this Annual Report on Form 10-K.

        The Company believes that in 2003 the continuation of the old business model will result in the development and financing of approximately 55-60 new restaurants. We expect all other revenue factors to be consistent with past practice. We believe that franchise royalties will continue to be 4.5% of franchise restaurant sales, and there will continue to be margin on the sale of proprietary products. We will also continue to charge our franchisees for national and cooperative advertising at a combined rate of 3% of restaurant sales. In addition, interest charges related to the financing of franchise and equipment notes will also be the same as past practices.

        We project our 2003 results will be as follows:

  •
  Diluted net income per share in a range of $1.55 to $1.70;

  •
  Development related capital expenditures in a range of $80 million to $95 million;

  •
  Free cash flow (cash provided by operating activities minus capital expenditures), in a range of negative $25 million to negative $35 million.

        As we move to 2004 and beyond, we expect to internally finance very few or no new IHOP restaurants and we expect the number of franchisee-developed restaurants to increase from historical levels. We do not expect to reach our ongoing franchisee development level until 2005. In 2005 and beyond, we expect that our franchisees will develop 65 to 85 restaurants per year.

        In 2004 and thereafter, other economic terms should remain consistent with past practices. However, we will no longer receive new or additional streams of revenue from leasing and financing activities. We will continue to receive revenues from pre-existing leases and notes entered into in 2003 and earlier.

        We expect to return to positive net income per share growth in 2004; and beginning in 2005 to generate $46 to $60 million in free cash flow. The increases in cash flow will be primarily due to the significant reduction of development related capital expenditures coupled with increases in the number of franchisee-developed IHOP restaurants.

Critical Accounting Policies

        Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Leasing

        IHOP leases equipment (consisting of restaurant equipment, furniture and fixtures) to our franchisees and retains title to the leased equipment. These equipment contracts are accounted for as sales-type leases upon acceptance of the equipment by the franchisee. Leases of restaurant facilities that meet the criteria are recorded as direct financing leases or are treated as operating leases.

Accounting for Long-Lived Assets

        The Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of. The statement also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

        The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted future cash flows of the individual stores and consolidated undiscounted future cash flows for long-lived assets not identifiable to individual stores compared to the related carrying value. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized which is measured as the difference between the carrying amount and fair value of the related asset.

New Accounting Pronouncements

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

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs addressed by SFAS No. 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial statements for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial statements for the quarter ended March 31, 2003. As the adoption of this standard involves the disclosures only requirements, the Company does not expect a material impact on its results of operations, financial position or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, which is the fiscal year beginning January 1, 2003 for IHOP. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        IHOP is exposed to market risk from changes in interest rates on debt and changes in commodity prices. IHOP's exposure to interest rate risk relates to its $25 million revolving line of credit agreement and its $12 million mortgage term loan with its banks. Borrowings under the revolving line of credit agreement bear interest at the bank's reference rate (prime) or, at IHOP's option, at the bank's quoted rate or at a Eurodollar rate. There was no balance outstanding under this agreement at December 31, 2002 and the largest amount outstanding under the agreement during 2002 was $12.8 million. Borrowings under the mortgage term loan agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The applicable margin will be a function of the funded debt to EBITDA ratio as defined under the loan agreement. The impact on our results of operations due to a hypothetical 1% interest rate change would be immaterial.

        Many of the food products purchased by IHOP and its franchisees and area licensees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. We attempt to mitigate price fluctuations by entering into forward purchase agreements on all our major products, such as coffee, pancake mixes, pork products, soft drinks and orange juice. None of these food product contracts or agreements are derivative instruments. Extreme changes in commodity prices and/or long-term changes could affect IHOP's franchisees, area licensees and company-operated restaurants adversely. We expect that in most cases the IHOP system would be able to pass increased commodity prices through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices. This would be mitigated by the fact that the majority of IHOP restaurants are franchised and IHOP's revenue stream from franchisees is based on the gross sales of the restaurants. We believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to either IHOP's financial condition, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

IHOP Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$98,739	$6,252
Receivables, net	54,714	47,451
Reacquired franchises and equipment held for sale, net	2,619	3,234
Inventories	889	837
Prepaid expenses	2,140	1,386

Total current assets	159,101	59,160

Long-term receivables	332,792	307,859
Property and equipment, net	286,226	238,026
Reacquired franchises and equipment held for sale, net	14,842	18,327
Excess of costs over net assets acquired	10,767	10,767
Other assets	16,072	7,290

Total assets	$819,800	$641,429

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$5,949	$9,711
Accounts payable	24,079	16,666
Accrued employee compensation and benefits	7,625	7,621
Other accrued expenses	11,936	7,238
Deferred income taxes	1,370	1,129
Capital lease obligations	2,605	2,164

Total current liabilities	53,564	44,529

Long-term debt	145,768	50,209
Deferred income taxes	69,606	59,084
Capital lease obligations	171,170	168,105
Other liabilities	15,303	7,072
Commitments and contingencies (Notes 6 and 11)
Stockholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and Outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 2002: 21,427,287 shares issued and 21,279,500 shares outstanding; 2001: 20,918,283 shares issued and 20,711,201 shares outstanding	214	209
Additional paid-in-capital	90,770	79,837
Retained earnings	274,768	233,920
Deferred compensation	(434)	—
Accumulated other comprehensive loss	(680)	—
Treasury stock, at cost (2002: 147,787 shares; 2001: 207,082 shares)	(2,247)	(3,386)
Contribution to ESOP	1,998	1,850

Total stockholders' equity	364,389	312,430

Total liabilities and stockholders' equity	$819,800	$641,429

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues
Franchise operations
Rent	$82,007	$65,780	$51,135
Service fees and other	156,415	142,850	132,226

	238,422	208,630	183,361
Sales of franchises and equipment	53,019	46,996	47,065
Company operations	74,433	68,810	72,818

Total revenues	365,874	324,436	303,244

Costs and Expenses
Franchise operations
Rent	50,562	37,867	27,695
Other direct costs	55,139	48,269	44,699

	105,701	86,136	72,394
Cost of sales of franchises and equipment	35,294	31,086	30,944
Company operations	72,275	66,330	70,085
Field, corporate and administrative	48,253	40,621	36,481
Depreciation and amortization	15,967	14,818	13,562
Interest	21,575	21,107	21,751
Other (income) expense, net	1,452	(123)	567

Total costs and expenses	300,517	259,975	245,784

Income before income taxes	65,357	64,461	57,460
Provision for income taxes	24,509	24,173	22,122

Net Income	$40,848	$40,288	$35,338

Net Income Per Share
Basic	$1.95	$1.98	$1.77

Diluted	$1.92	$1.94	$1.74

Weighted Average Shares Outstanding
Basic	20,946	20,398	20,017

Diluted	21,269	20,762	20,263

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(In thousands, except share amounts)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings	Deferred Compensation		Treasury Stock	Contribution To ESOP
	Shares	Amount							Total
Balance, December 31, 1999	20,117,314	$201	$66,485	$158,294	$—	$—	$—	$1,500	$226,480

Net income	—	—	—	35,338	—	—	—	—	35,338
Repurchase of treasury shares	—	—	—	—	—	—	(6,631)	—	(6,631)
Reissuance of treasury shares to ESOP	—	—	39	—	—	—	1,461	(1,500)	—
Issuance of shares pursuant to stock plans	181,777	2	2,576	—	—	—	—	—	2,578
Tax benefit from stock options exercised	—	—	536	—	—	—	—	—	536
Unearned compensation—restricted stock	—	—	19	—	—	—	—	—	19
Contribution to ESOP	—	—	—	—	—	—	—	1,675	1,675

Balance, December 31, 2000	20,299,091	203	69,655	193,632	—	—	(5,170)	1,675	259,995

Net income	—	—	—	40,288	—	—	—	—	40,288
Repurchase of treasury shares	—	—	—	—	—	—	(23)	—	(23)
Reissuance of treasury shares to ESOP	—	—	(132)	—	—	—	1,807	(1,675)	—
Issuance of shares pursuant to stock plans	619,192	6	7,123	—	—	—	—	—	7,129
Tax benefit from stock options exercised	—	—	3,191	—	—	—	—	—	3,191
Contribution to ESOP	—	—	—	—	—	—	—	1,850	1,850

Balance, December 31, 2001	20,918,283	209	79,837	233,920	—	—	(3,386)	1,850	312,430

Comprehensive income:
Net income	—	—	—	40,848	—	—	—	—	40,848
Other comprehensive loss	—	—	—	—	—	(680)	—	—	(680)

Comprehensive income									40,168
Reissuance of treasury shares to ESOP	—	—	711	—	—	—	1,139	(1,850)	—
Issuance of shares pursuant to stock plans	509,004	5	7,556	—	—	—	—	—	7,561
Tax benefit from stock options exercised	—	—	2,000	—	—	—	—	—	2,000
Deferred compensation resulting from grant of options	—	—	666	—	(666)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	232	—	—	—	232
Contribution to ESOP	—	—	—	—	—	—	—	1,998	1,998

Balance, December 31, 2002	21,427,287	$214	$90,770	$274,768	$(434)	$(680)	$(2,247)	$1,998	$364,389

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net income	$40,848	$40,288	$35,338
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	15,967	14,818	13,562
Deferred income taxes	10,763	9,671	6,941
Contribution to ESOP	1,998	1,850	1,675
Tax benefit from stock options exercised	2,000	3,191	536
Changes in operating assets and liabilities
Accounts receivable	(5,486)	(7,852)	(2,200)
Inventories	(52)	(146)	532
Prepaid expenses	(754)	(955)	3,878
Accounts payable	7,413	(3,922)	2,572
Accrued employee compensation and benefits	4	845	(1,028)
Other accrued expenses	4,698	(597)	1,939
Other, net	713	(1,488)	4,310

Cash flows provided by operating activities	78,112	55,703	68,055

Cash flows from investing activities
Additions to property and equipment	(141,740)	(119,797)	(99,378)
Additions to notes	(16,533)	(14,993)	(13,916)
Principal receipts from notes and equipment contracts receivable	17,344	14,668	12,594
Additions to reacquired franchises held for sale	(641)	(2,320)	(2,570)

Cash flows used in investing activities	(141,570)	(122,442)	(103,270)

Cash flows from financing activities
Proceeds from issuance of long-term debt	117,203	26,532	12,703
Proceeds from sale and leaseback arrangements	58,542	45,652	48,274
Repayment of long-term debt	(25,406)	(11,915)	(17,575)
Principal payments on capital lease obligations	(1,955)	(1,592)	(1,121)
Treasury stock transactions	—	(23)	(6,631)
Proceeds from stock options exercised	7,561	7,129	2,597

Cash flows provided by financing activities	155,945	65,783	38,247

Net change in cash and cash equivalents	92,487	(956)	3,032
Cash and cash equivalents at beginning of period	6,252	7,208	4,176

Cash and cash equivalents at end of period	$98,739	$6,252	$7,208

Supplemental disclosures
Interest paid, net of amounts capitalized	$20,196	$21,238	$21,752
Income taxes paid	14,286	15,257	15,974
Capital lease obligations incurred	5,534	2,388	4,153

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Operations

        IHOP Corp. and its subsidiaries ("IHOP" or the "Company") engage exclusively in the food-service industry, primarily in the United States, wherein we franchise and operate restaurants. IHOP grants credit to our franchisees and licensees, all of whom are in the restaurant business. In the majority of our franchised operations, we have developed restaurants on sites that we either own or control through leases. We then lease or sublease the restaurants to our franchisees. Additionally, we finance approximately 80% of the initial franchise fee, lease restaurant equipment and fixtures to our franchisees, sell proprietary products to our franchisees and licensees, and provide marketing and promotional services to our franchisees and area licensees.

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

        Effective January 1, 2000, IHOP changed the estimated useful life for new buildings from 25 years to 40 years to better reflect their proven economic lives. This change is applied to new buildings completed in 2000 and later, and does not change the estimated useful lives of previously constructed restaurants. Because most buildings are leased or located on leased land, the effective depreciation period is limited to the term of the underlying lease. Therefore, the effect of this change in estimated useful lives was insignificant to either depreciation expense, net income, or earnings per share for the years ended December 31, 2002, 2001 and 2000.

Accounting for Long-Lived Assets

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of. The statement also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

        The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted future cash flows of the individual stores and consolidated undiscounted future cash flows for long-lived assets not identifiable to individual stores compared to the related carrying value. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized which is measured as the difference between the carrying amount and fair value of the related asset.

Excess of Costs Over Net Assets Acquired

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

        During the second quarter of 2002, the Company completed its transitional goodwill impairment evaluation, and determined that none of the recorded goodwill was impaired. In accordance with SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if circumstances indicate that it may be impaired.

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

Advertising

        Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2002, 2001 and 2000 were $41,354,000, $36,617,000 and $32,678,000, respectively.

Income Taxes

        Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when these differences reverse. Deferred tax expense is the result of changes in the deferred tax asset or liability. If necessary, valuation allowances are established to reduce deferred tax assets to their expected realizable values.

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

Comprehensive Income

        Comprehensive income includes net income and other comprehensive income components which, under GAAP, bypass the income statement and are reported in the balance sheet as a separate component of stockholders' equity. In 2002, the Company had other comprehensive losses of $680,000 due to an interest rate swap that the Company entered into during 2002. For each of the two years in the period ended December 31, 2001, IHOP had no other comprehensive income components, as defined by GAAP. As a result, net income is the same as comprehensive income for the years ended December 31, 2001 and 2000.

Stock Options

        IHOP has a Stock Incentive Plan, which is described more fully in Note 7. IHOP has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company continues to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost is recognized for options granted at fair value at the date of grant. During 2002, the Company granted 234,000 shares with an exercise price below fair market value. Such difference will be recognized as additional compensation expense on a straight-line basis over the vesting period of the underlying options.

        Had compensation cost for IHOP's stock option plans been determined based on the fair value at the grant date for awards during each of the three years in the period ended December 31, 2002, consistent with the provisions of SFAS No. 123, IHOP's net income and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
	(In thousands, except per share amounts)
Net income, as reported	$40,848	$40,288	$35,338
Add stock-based compensation expense included in reported net income, net of tax	144	—	—
Less stock-based compensation expense determined under the the fair-value accounting method, net of tax	(1,532)	(960)	(996)

Net income, pro forma	$39,460	$39,328	$34,342

Net income per share—diluted, as reported	$1.92	$1.94	$1.74
Net income per share—diluted, pro forma	$1.86	$1.89	$1.69

Derivative and Financial Instruments

        On January 1, 2001, IHOP adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. During 2001, IHOP purchased natural gas contracts equal to 25% of estimated requirements through December 2002 to limit exposure to market increases in natural gas prices for IHOP-operated restaurants. These derivative instruments do not qualify under SFAS No. 133 as either a fair value or cash flow hedge. They are valued at fair value with the resultant gain or loss recognized in current earnings. The adoption of SFAS No. 133 had no material impact on IHOP's results of operations, financial position or cash flows.

        IHOP does not hold or issue financial instruments for trading purposes. The estimated fair values of all cash and cash equivalents, notes receivable and equipment contracts receivable as of December 31, 2002 and 2001, approximated their carrying amounts in the Consolidated Balance Sheets as of those dates. The estimated fair values of notes receivable and equipment contracts receivable are based on current interest rates offered for similar loans in our present lending activities.

        The estimated fair values of long-term debt are based on current rates available to IHOP for similar debt of the same remaining maturities. The carrying values of long-term debt at December 31, 2002 and 2001 were $145,768,000 and $50,209,000, respectively, and the fair values at those dates were $154,162,000 and $52,957,000, respectively.

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

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs addressed by SFAS No. 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial statements for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial statements for the quarter ended March 31, 2003. As the adoption of this standard involves the disclosures only requirements, the Company does not expect a material impact on its results of operations, financial position or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45—"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, which is the fiscal year beginning January 1, 2003 for IHOP. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

2.    Receivables

	2002	2001
	(In thousands)
Accounts receivable	$39,630	$34,005
Notes receivable	57,522	52,901
Equipment contracts receivable	158,221	134,851
Direct financing leases receivable	133,804	135,085

	389,177	356,842
Less allowance for doubtful accounts	(1,671)	(1,532)

	387,506	355,310
Less current portion	(54,714)	(47,451)

Long-term receivables	$332,792	$307,859

        Notes receivable include franchise fee notes due in five to eight years in the amount of $55,571,000 and $50,158,000 at December 31, 2002 and 2001, respectively. Franchise fee notes are due in equal weekly installments, primarily bear interest at 12.0% per annum, and are collateralized by the franchise. The term of an equipment contract coincides with the term of the corresponding restaurant building lease. Equipment contracts are due in equal weekly installments, primarily bear interest at 11.0%, and are collateralized by the equipment. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

3.    Property and Equipment, at Cost

	2002	2001
	(In thousands)
Land	$25,857	$25,283
Buildings and improvements	46,225	42,760
Leaseholds and improvements	189,870	159,536
Equipment and fixtures	18,506	14,668
Construction in progress	29,983	14,693
Properties under capital lease obligations	43,784	37,516

	354,225	294,456
Less accumulated depreciation and amortization	(67,999)	(56,430)

Property and equipment, net	$286,226	$238,026

        Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease obligations in the amount of $7,837,000 and $5,982,000 at December 31, 2002 and 2001, respectively.

4.    Reacquired Franchises and Equipment Held for Sale

        Reacquired franchises and equipment held for sale are accounted for on the specific identification basis. At the date of reacquisition, the franchise and equipment are recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease and the estimated net realizable value is evaluated each year.

	2002	2001
	(In thousands)
Franchises	$11,370	$12,960
Equipment	14,272	15,485

	25,642	28,445
Less amortization	(8,181)	(6,884)

	17,461	21,561
Less current portion	(2,619)	(3,234)

Long-term reacquired franchises and equipment held for sale, net	$14,842	$18,327

5.    Debt

        Debt consists of the following components:

	2002	2001
	(In thousands)
Senior Notes due November 2008, payable in equal annual installments commencing November 2000, at a fixed interest rate of 7.42%	$23,333	$27,222
Senior Notes due November 2002, payable in equal annual installments commencing November 1996, at a fixed interest rate of 7.79%	—	4,571
Senior Notes Series A due October 2012, at a fixed interest rate of 5.88%	5,000	—
Senior Notes Series B due October 2012, at a fixed interest rate of 5.20%	95,000	—
Leasehold mortgage term loans	27,496	11,609
Revolving line of credit	—	15,000
Other	888	1,518

Total debt	151,717	59,920
Less current maturities	(5,949)	(9,711)

Long-term debt	$145,768	$50,209

        The Senior Notes due November 2002 and 2008 are noncollateralized.

        In October 2002, IHOP completed a private placement of $100 million of non-collateralized senior notes in two tranches ($5 million and $95 million, respectively) due October 2012. The notes have an average fixed interest rate of 5.234% with annual principal payments of $13.6 million commencing October 2006. Proceeds from the sale of the senior notes will be used, in part, to fund capital expenditures for new restaurants and for general corporate purposes.

        Included in leasehold mortgage term loans is a loan amount totaling $10.9 million and $11.6 million as of December 31, 2002 and 2001, respectively, due May 2013. The loan is collateralized by certain IHOP restaurants. Borrowings under this loan agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The applicable margin will be a function of the funded debt to EBITDA as defined under the loan agreement. This rate was 3.17% and 3.68% at December 31, 2002 and 2001, respectively.

        On March 13, 2002, IHOP entered into a $17.2 million variable rate term loan also included in leasehold mortgage term loan. This loan, which accrues interest at one-month LIBOR, will amortize over twelve years with a maturity date of April 1, 2014. The outstanding balance as of December 31, 2002, was $16.5 million. The interest rate was 3.13% at December 31, 2002. The lending institution required IHOP to enter into an interest rate swap agreement for 50% or $8.6 million of the loan as a means of reducing IHOP's interest rate exposures. This strategy will effectively use an interest rate swap to convert $8.6 million in variable rate borrowings into fixed rate liabilities. The interest rate swap agreement is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this variable rate loan. As a result, the interest rate swap agreement is reflected at fair value and the related net loss of $680,000 on this agreement as of December 31, 2002 is deferred in stockholder's equity as a component of comprehensive income (loss).

        IHOP has a noncollateralized revolving credit agreement with a bank in the amount of $25 million with a maturity date of May 31, 2004. Borrowings under the agreement bear interest at the bank's reference rate (prime) or, at our option, at the bank's quoted rate or at a Eurodollar rate. A commitment fee of 0.375% per annum is payable on unborrowed funds available under the agreement. The largest amount outstanding under the agreement during 2002 was $15 million and the balance was zero at December 31, 2002. The outstanding balance at December 31, 2001 was $15 million.

        The senior note agreements, the leasehold mortgage term loan and the bank revolving credit agreement contain certain restrictions and conditions, the most restrictive of which limit dividends and investments. At December 31, 2002, approximately $128 million of retained earnings were free of restriction as to distribution as dividends.

        The prime rate was 4.25% at December 31, 2002 and 4.75% at December 31, 2001.

        IHOP's long-term debt maturities are as follows: 2003—$5,949,000; 2004—$6,023,000; 2005—$5,939,000; 2006—$19,550,000; 2007—$19,723,000 and thereafter—$94,533,000.

6.    Leases

        The Company leases the majority of its restaurants with the exception of those where a franchisee enters into a lease directly with a landlord and those associated with area license agreements. The restaurants are subleased to franchisees or operated by IHOP. These noncancelable leases and subleases consist primarily of land and buildings and improvements.

        The following is the Company's net investment in direct financing lease receivables:

	2002	2001
	(In thousands)
Total minimum rents receivable	$372,893	$395,492
Less unearned income	(239,089)	(260,407)

Net investment in direct financing lease receivables	133,804	135,085
Less current portion	(1,202)	(985)

Long-term direct financing lease receivables	$132,602	$134,100

        Contingent rental income for the years ended December 31, 2002, 2001 and 2000 was $23,393,000, $21,899,000 and $21,238,000, respectively.

        The following are minimum future lease payments on the Company's noncancelable leases as lessee at December 31, 2002:

	Capital Leases	Operating Leases
	(In thousands)
2003	$21,372	$55,866
2004	21,689	55,274
2005	22,049	54,879
2006	22,082	54,355
2007	22,123	54,775
Thereafter	299,182	864,220

Total minimum lease payments	408,497	$1,139,369

Less interest	(234,722)

Capital lease obligations	173,775
Less current portion	(2,605)

Long-term capital lease obligations	$171,170

        The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2002:

	Direct Financing Leases	Operating Leases
	(In thousands)
2003	$18,613	$70,124
2004	18,815	70,642
2005	19,037	71,427
2006	19,113	72,052
2007	19,306	73,227
Thereafter	278,009	1,348,271

Total minimum rents receivable	$372,893	$1,705,743

        IHOP has noncancelable leases, expiring at various dates through 2032, that require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include IHOP's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2002, 2001 and 2000 was $2,713,000, $2,902,000 and $3,317,000, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2002, 2001 and 2000 was $50,988,000, $40,312,000 and $30,084,000, respectively.

7.    Stockholders' Equity

        The Stock Incentive Plan (the "Plan") was adopted in 1991 and amended and restated in 1998 to authorize the issuance of up to 3,760,000 shares of common stock pursuant to options, restricted stock, and other long-term stock-based incentives to officers and key employees of IHOP. The 2001 Stock Incentive Plan was adopted in 2001 to authorize the issuance of up to 1,200,000 shares of common stock. Except for substitute stock options which were issued in 1991 pursuant to the cancellation of a stock appreciation rights plan, no option can be granted at an option price of less than the fair market value at the date of grant as defined by the plan. Exercisability of options is determined at, or after, the date of grant by the administrator of the Plan. Substitute stock options issued in 1991 were immediately exercisable. All other options granted under the Plan through December 31, 2002, become exercisable one-third after one year, two-thirds after two years and 100% after three years or immediately upon a change in control of IHOP, as defined by the Plan.

        The Stock Option Plan for Non-Employee Directors (the "Directors Plan") was adopted in 1994 and amended and restated in 1999 to authorize the issuance of up to 400,000 shares of common stock pursuant to options to non-employee members of IHOP's Board of Directors. Options are to be granted at an option price equal to 100% of the fair market value of the stock on the date of grant. Options granted pursuant to the Directors Plan vest and become exercisable one-third after one year, two-thirds after two years and 100% after three years. Options for the purchase of shares are granted to each non-employee Director under the Directors Plan as follows: (1) 15,000 on February 23, 1995, or on the Director's election to the Board of Directors if he or she was not a Director on such date, and (2) 5,000 annually in conjunction with IHOP's Annual Meeting of Stockholders for that year.

        During 2000, IHOP initiated a plan to repurchase up to 1,000,000 shares of its common stock. This plan will reduce the dilutive effect of employee stock option exercises and contributions to IHOP's Employee Stock Ownership Plan; however, the repurchase program does not obligate IHOP to acquire any specific number of shares and it may be suspended at any time. As of December 31, 2002, 389,168 shares were repurchased by IHOP under this plan, of which 241,381 shares were contributed to the Employee Stock Ownership Plan.

        Information regarding activity for stock options outstanding under IHOP's stock option plans is as follows:

Shares Under Option	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	1,861,339	$14.56
Granted	261,000	15.10
Exercised	(181,777)	14.18
Terminated	(33,999)	18.80

Outstanding at December 31, 2000	1,906,563	14.59
Granted	323,000	23.64
Exercised	(619,192)	11.53
Terminated	(22,001)	17.37

Outstanding at December 31, 2001	1,588,370	17.58
Granted	354,000	28.66
Exercised	(509,004)	14.93
Terminated	(48,165)	25.31

Outstanding at December 31, 2002	1,385,201	$21.12

Exercisable at December 31, 2002	791,056	$17.88

        Information regarding options outstanding and exercisable at December 31, 2002 is as follows:

Range of Exercise Prices	Number Outstanding as of 12/31/2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/2002	Weighted Average Exercise Price
$13.50 - $14.94	386,399	4.16	$14.23	330,901	$14.13
$16.37 - $20.16	302,466	6.89	$18.83	195,818	$18.36
$20.31 - $25.95	299,336	7.11	$22.05	214,337	$21.01
$27.33 - $35.25	397,000	9.10	$28.88	50,000	$27.33

$13.50 - $35.25	1,385,201	6.81	$21.12	791,056	$17.88

        The fair value of each option grant issued during each of the three years in the period ended December 31, 2002, reflecting the basis for the proforma disclosure in Note 1, is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk free interest rate	3.50%	5.75%	5.875%
Expected volatility	37.0%	37.0%	37.0%
Dividend yield	—	—	—
Weighted average expected life	5 years	5 years	3 years
Weighted average fair value of options granted	$30.25	$24.18	$15.22

8.    Income Taxes

        The provision for income taxes is as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Provision for income taxes:
Current
Federal	$11,714	$13,008	$13,160
State and foreign	2,032	1,494	2,021

	13,746	14,502	15,181

Deferred
Federal	9,798	8,224	5,623
State	965	1,447	1,318

	10,763	9,671	6,941

Provision for income taxes	$24,509	$24,173	$22,122

        The provision for income taxes differs from the expected federal income tax rates as follows:

	2002	2001	2000
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and other taxes, net of federal tax benefit	2.5	2.5	3.5

Effective tax rate	37.5%	37.5%	38.5%

        Deferred tax assets consist of the following components:

	2002	2001
	(In thousands)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$9,137	$9,298
Differences in capitalization and depreciation and application of cash receipts and disbursements of direct financing leases and capital lease obligations	15,817	13,922
Other	510	3,670

	$25,464	$26,890

        Deferred tax liabilities consist of the following components:

	2002	2001
	(In thousands)
Differences between financial and tax accounting in the recognition of franchise and equipment sales	$84,597	$72,615
Differences between book and tax basis of property and equipment	6,821	10,129
Deferred dividends	5,022	4,359

	$96,440	$87,103

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

        The cost of the ESOP is borne by IHOP through contributions determined by the Board of Directors in accordance with the ESOP provisions and Internal Revenue Service regulations. The contributions to the plan for the years ended December 31, 2002, 2001 and 2000 were $1,998,000, $1,850,000 and $1,675,000, respectively. The contribution for the year ended December 31, 2002 will be made in shares of IHOP Corp. common stock.

        Shares of stock acquired by the ESOP are allocated to each eligible employee and held by the ESOP. Upon the employee's termination after vesting, or in certain other limited circumstances, the employee's shares are distributed to the employee according to his or her direction.

        In 2001, IHOP adopted a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. The plan covers IHOP employees who meet the minimum credited service requirements of the 401(k) plan. Employees whose terms of service are covered by a collective bargaining agreement are not eligible. Employees may contribute up to 15 percent of their pre-tax covered compensation subject to limitations of the tax code. IHOP Corp. common stock is not an investment option for employees in the 401(k) plan. The administrative cost of the 401(k) plan is borne by IHOP. The Company does not contribute towards the plan.

10.    Related Party Transactions

        On December 26, 2001, the Company loaned $1.2 million to its President and Chief Executive Officer. A portion of the loan ($600,000) is a personal loan. Pursuant to the employment agreement signed by the President and Chief Executive Officer in December 2001, this loan is interest free and forgiven in annual increments of $100,000. As of December 31, 2002 and 2001 the outstanding balance of this loan was $500,000 and $600,000, respectively. The other portion of the loan ($600,000) was an interest free bridge loan to be used as a portion of the down payment on a new home. In early 2002, $490,000 of this loan was repaid and $110,000, which represents the decline in value of her Kansas City, MO residence, was forgiven by the compensation committee of the Board of Directors. As of December 31, 2002 and 2001, the remaining balance of this loan was zero and $600,000, respectively.

11.    Commitments and Contingencies

        IHOP is subject to various claims and legal actions that have arisen in the ordinary course of business. We believe such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations, or cash flows.

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

	Franchise Operations	Company Operations	Sales of Franchises and Equipment	Corporate And Other	Adjustments & Eliminations	Consolidated Total
	(In thousands)
Year Ended December 31, 2002
Revenues from external customers	$238,422	$74,433	$53,019	$—	$—	$365,874
Intercompany real estate charges (revenues)	6,043	1,547	—	(7,590)	—	—
Capital lease real estate charges	16,591	2,093	—	—	(18,684)	—
Field, corporate and administrative	—	—	—	48,253	—	48,253
Depreciation & amortization	6,659	4,490	—	4,818	—	15,967
Interest expense	—	—	—	2,891	18,684	21,575
Income (loss) before income taxes	99,541	(5,036)	21,993	(51,141)	—	65,357
Additions to long lived assets	81,206	17,772	641	42,762	—	142,381
Total assets	581,492	41,860	17,461	178,987	—	819,800
Year Ended December 31, 2001
Revenues from external customers	$208,630	$68,810	$46,996	$—	$—	$324,436
Intercompany real estate charges (revenues)	6,083	901	—	(6,984)	—	—
Capital lease real estate charges	16,311	2,437	—	—	(18,748)	—
Field, corporate and administrative	—	—	—	40,621	—	40,621
Depreciation & amortization	5,703	4,157	—	4,958	—	14,818
Interest expense	—	—	—	2,359	18,748	21,107
Income (loss) before income taxes	91,630	(4,447)	19,271	(41,993)	—	64,461
Additions to long lived assets	62,382	8,188	2,320	49,227	—	122,117
Total assets	484,438	52,143	21,561	83,287	—	641,429
Year Ended December 31, 2000
Revenues from external customers	$183,361	$72,818	$47,065	$—	$—	$303,244
Intercompany real estate charges (revenues)	6,376	726	—	(7,102)	—	—
Capital lease real estate charges	16,103	2,594	—	—	(18,697)	—
Field, corporate and administrative	—	—	—	36,481	—	36,481
Depreciation & amortization	4,228	4,221	—	5,113	—	13,562
Interest expense	—	—	—	3,054	18,697	21,751
Income (loss) before income taxes	83,503	(4,450)	18,811	(40,404)	—	57,460
Additions to long lived assets	54,520	12,626	2,570	32,232	—	101,948
Total assets	423,877	49,437	21,145	67,753	—	562,212

        Franchise Operations, Company Operations and Sales of Franchises and Equipment are reported on the same basis as used by IHOP's management. Franchise Operations revenues from external customers includes interest income from the financing of sales of franchises and equipment, which totals $20,677,000, $18,165,000 and $15,573,000 for the years ended December 31, 2002, 2001 and 2000, respectively. For management reporting purposes, we treat all restaurant lease revenues and expenses as operating lease revenues and expenses, although most of these leases are direct financing leases (revenues) or capital leases (expenses). The accounting adjustments required to bring lease revenues and expenses into conformance with GAAP are included in the Consolidated Adjustments and Eliminations column. These adjustments include interest income from direct financing leases of restaurant buildings and total $17,588,000, $18,257,000 and $18,779,000 for the years ended

December 31, 2002, 2001 and 2000, respectively. All of IHOP's owned land and restaurant buildings are included in the total assets of the Consolidated Adjustments and Eliminations column and are leased to the Franchise Operations and Company Operations segments.

13.    Selected Quarterly Financial Data (Unaudited)

	Revenues	Operating Income	Net Income	Net Income Per Share— Basic(a)	Net Income Per Share— Diluted(a)
	(In thousands, except per share amounts)
2002
1st Quarter	$81,540	$31,273	$9,756	$.47	$.46
2nd Quarter	84,859	32,512	9,300.44		.44
3rd Quarter	92,083	33,810	9,838.47		.46
4th Quarter	107,392	37,590	11,954.57		.56
2001
1st Quarter	$70,106	$27,043	$7,474	$.37	$.37
2nd Quarter	82,825	32,251	10,168.50		.49
3rd Quarter	81,096	32,421	11,076.54		.53
4th Quarter	90,409	34,474	11,570.56		.55

(a)
The quarterly amounts may not add to the full year amount due to rounding.

Report of Independent Accountants

The Stockholders and Board of Directors
IHOP Corp.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of IHOP Corp. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of IHOP Corp.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
February 14, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information appearing under the captions "Information Concerning Nominees and Members of the Board of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act" contained in the 2003 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

        Information appearing under the captions "Executive Compensation—Summary of Compensation," "Executive Compensation—Stock Options and Stock Appreciation Rights" and "Executive Officers of the Company—Employment Agreements" contained in the 2003 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information appearing under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" contained in the 2003 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information appearing under the caption "Certain Relationships and Related Transactions" contained in the 2003 Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures.

        (a)  Evaluation of Disclosure Controls and Procedures. The President and Chief Executive Officer, and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and Chief Executive Officer of the Company, and the Chief Financial Officer of the Company, as appropriate to ensure timely decisions regarding required disclosure.

        (b)  Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)    Consolidated Financial Statements

        The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

    Consolidated Balance Sheets as of December 31, 2002 and 2001.

    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002.

    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2002.

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002.

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

3.1	Restated Certificate of Incorporation of IHOP Corp. (originally filed as Exhibit 3.1 to the 1997 Form 10-K) is filed herewith.
3.2	Bylaws of IHOP Corp. (originally filed as Exhibit 3.2 to the 1997 Form 10-K) is filed herewith.
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.'s Form 10-Q for the quarterly period ended March 31, 2001) is incorporated herein by reference.
4.1
Senior Note Purchase Agreement, dated as of November 19, 1992, among IHOP Corp., International House of Pancakes, Inc. ("IHOP, Inc.") and Mutual Life Insurance Company of New York and other purchasers. (previously filed as Exhibit 4.1 to the 1997 Form 10-K) is filed herewith.
4.2
Senior Note Purchase Agreement, dated as of November 1, 1996, among IHOP, Inc., IHOP Corp. and Jackson National Life Insurance Company and other purchasers. (originally filed as Exhibit 4.8 to the 1996 Form 10-K) is filed herewith.
4.3	First Amendment to Senior Note Purchase Agreement, dated as of October 28, 2002, among IHOP Inc., IHOP Corp., and Jackson National Life Insurance Company and other purchasers is filed herewith.
4.4
Revolving line of credit note among International House of Pancakes, Inc., a Delaware Corporation and Wells Fargo Bank, N.A. dated as of June 28, 2001. (Exhibit 4.4 to the 2001 Form 10-K) is hereby incorporated by reference.

4.5
First Amendment to Credit Agreement, dated as of May 31, 2002, among International House of Pancakes, Inc., a Delaware Corporation and Wells Fargo Bank, National Association (Exhibit 4.7 to IHOP Corp.'s Form 10-Q for the quarterly period ended June 30, 2002) is hereby incorporated by reference.
4.6
Loan Agreement dated as of April 27, 2001, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A. (Exhibit 4.5 to the 2001 Form 10-K) is hereby incorporated by reference.
4.7
First Addendum to loan agreement, dated as of March 13, 2002, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A. (Exhibit 4.6 to IHOP Corp.'s Form 10-Q for the quarterly period ended March 31, 2002) is hereby incorporated by reference.
4.8
Second Addendum to loan agreement, dated as of October 28, 2002, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A. is filed herewith.
4.9
Note Purchase Agreement, dated as of October 28, 2002, among IHOP Corp., International House of Pancakes, Inc. and AIG Annuity Insurance Company and other purchasers. (Exhibit 4.1 to IHOP Corp.'s Form 10-Q for the quarterly period ended September 30, 2002) is incorporated herein by reference.
4.10	Amended and restated Intercreditor Agreement, dated as of October 28, 2002, among Wells Fargo Bank, N.A., MONY Life Insurance Company and other noteholders, is filed herewith.
*10.1	Employment Agreement between IHOP Corp. and Gregg Nettleton dated July 15, 2002 is filed herewith.
*10.2	Employment Agreement between IHOP Corp. and Anna G. Ulvan. (originally filed as Exhibit 10.12 to the 1996 Form 10-K) is filed herewith.
*10.3	Employment Agreement between IHOP Corp. and Mark D. Weisberger. (originally filed as Exhibit 10.13 to the 1996 Form 10-K) is filed herewith.
*10.4	Employment Agreement between IHOP Corp. and Richard C. Celio. (originally filed as Exhibit 10 to IHOP Corp.'s Form 10-Q for the quarterly period ended March 31, 1997) is filed herewith.
*10.5	Agreement between IHOP Corp. and Tom Conforti dated March 25, 2003 is filed herewith.
*10.6	Employment Agreement between IHOP Corp. and Robin S. Elledge. (Exhibit 10.1 to IHOP Corp.'s Form 10-Q for the quarterly period ended June 30, 2001) is hereby incorporated by reference.
*10.7	Employment Agreement between IHOP Corp. and Julia A. Stewart. (Exhibit 10.10 to the 2001 Form 10-K) is hereby incorporated by reference.
10.8	Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc. (originally filed as Exhibit 10.14 to the 1997 Form 10-K) is filed herewith.
*10.9
International House of Pancakes Employee Stock Ownership Plan as Amended and Restated as of January 1, 2001 ("the ESOP") (originally filed as Exhibit 10.12 to the 2001 Form 10-K) is hereby incorporated by reference.
*10.10	Third Amendment to the International House of Pancakes Employee Stock Ownership Plan, dated as of December 30, 2002 is filed herewith.

*10.11
IHOP Corp. 1994 Stock Option Plan for Non-Employee Directors as Amended and Restated February 23, 2000. (Annex "A" to the IHOP Corp. Proxy Statement for Annual Meeting of Stockholders held on Tuesday, May 11, 2000) is hereby incorporated by reference.
*10.12
IHOP Corp. 2002 Stock Incentive Plan (the "2002 Plan") as Amended and Restated on March 1, 2002. (Appendix "B" to the IHOP Corp. Proxy Statement for the Annual Meeting of Stockholders held on May 15, 2002) is hereby incorporated by reference.
*10.13	International House of Pancakes 401(k) Plan. (Exhibit 10.15 to the 2001 Form 10-K) is hereby incorporated by reference.
*10.14
IHOP Corp. Executive Incentive Plan effective January 1, 2002 and supersedes all previously implemented plans (Exhibit 10.17 to IHOP Corp.'s Form 10-Q for the quarterly period ended March 31, 2002) is hereby incorporated by reference.
11.0	Statement Regarding Computation of Per Share Earnings.
21.0	Subsidiaries of IHOP Corp. is filed herewith.
23.0	Consent of PricewaterhouseCoopers LLP.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K:

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2002.

IHOP CORP.
By:	/s/ JULIA A. STEWART Julia A. Stewart President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated, on this 28th day of March, 2002.

Name	Title

/s/ JULIA A. STEWART Julia A. Stewart	President, Chief Executive Officer and Director
/s/ THOMAS CONFORTI Thomas Conforti	Chief Financial Officer (Principal Financial Officer)
/s/ A. ALLEN ARROYO A. Allen Arroyo	Controller and Assistant Treasurer (Principal Accounting Officer)
/s/ LARRY ALAN KAY Larry Alan Kay	Chairman of the Board
/s/ H. FREDERICK CHRISTIE H. Frederick Christie	Director
/s/ FRANK EDELSTEIN Frank Edelstein	Director
/s/ MICHAEL S. GORDON Michael S. Gordon	Director
/s/ NEVEN C. HULSEY Neven C. Hulsey	Director
/s/ CAROLINE W. NAHAS Caroline W. Nahas	Director
/s/ PATRICK W. ROSE Patrick W. Rose	Director

CERTIFICATIONS

I, Julia A. Stewart, President and Chief Executive Officer of IHOP Corp., certify that:

1.
I have reviewed this Annual Report on Form 10-K of IHOP Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 28, 2003	/s/ JULIA A. STEWART Julia A. Stewart President and Chief Executive Officer

CERTIFICATIONS

I, Thomas Conforti, Vice President and Chief Financial Officer of IHOP Corp., certify that:

1.
I have reviewed this Annual Report on Form 10-K of IHOP Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 28, 2003	/s/ THOMAS CONFORTI Thomas Conforti Chief Financial Officer

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Controls and Procedures.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS