Form 10-Q
period 2003-03-31
IHOP CORP
filed 2003-05-08
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2003
Common Stock, $.01 par value	21,439,754

IHOP CORP. AND SUBSIDIARIES
INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Item 1—Financial Statements
	Consolidated Balance Sheets—March 31, 2003 and December 31, 2002	3
	Consolidated Statements of Operations—Three Months Ended March 31, 2003 and 2002	4
	Consolidated Statements of Cash Flows—Three Months Ended March 31, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6
	Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	9
	Item 3—Quantitative and Qualitative Disclosures about Market Risk	18
	Item 4—Controls and Procedures	18
PART II.	OTHER INFORMATION
	Item 6—Exhibits and Reports on Form 8-K	19
	(a) Exhibits
	(b) Reports on Form 8-K
	Signatures	20
	Certifications	21 & 22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$65,393	$98,739
Marketable securities	21,123	—
Receivables, net	46,967	46,740
Reacquired franchises and equipment held for sale, net	2,535	2,619
Inventories	911	889
Prepaid expenses	8,964	10,114

Total current assets	145,893	159,101

Long-term receivables	333,487	332,792
Property and equipment, net	300,153	286,226
Reacquired franchises and equipment held for sale, net	14,364	14,842
Excess of costs over net assets acquired, net	10,767	10,767
Other assets	18,742	16,072

Total assets	$823,406	$819,800

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$5,949	$5,949
Accounts payable	15,764	24,079
Accrued employee compensation and benefits	8,733	7,625
Dividends payable	5,359	—
Other accrued expenses	14,180	11,936
Deferred income taxes	1,472	1,370
Capital lease obligations	2,724	2,605

Total current liabilities	54,181	53,564

Long-term debt	145,259	145,768
Deferred income taxes	69,522	69,606
Capital lease obligations	171,545	171,170
Other liabilities	17,054	15,303
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; March 31, 2003: 21,437,754 shares issued and 21,382,553 shares outstanding; December 31, 2002: 21,427,287 shares issued and 21,279,500 outstanding	214	214
Additional paid-in capital	91,541	90,770
Retained earnings	275,373	274,768
Deferred compensation	(380)	(434)
Accumulated other comprehensive loss	(651)	(680)
Treasury stock, at cost (55,201 shares and 147,787 shares at March 31, 2003 and December 31, 2002, respectively)	(809)	(2,247)
Contribution to ESOP	557	1,998

Total stockholders' equity	365,845	364,389

Total liabilities and stockholders' equity	$823,406	$819,800

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues
Franchise revenues	$33,786	$30,040
Rental income	28,314	23,974
Company restaurant sales	19,674	17,790
Financing revenues	12,217	9,736

Total revenues	93,991	81,540

Costs and Expenses
Franchise expenses	15,401	13,757
Rental expenses	19,985	17,488
Company restaurant expenses	20,908	18,554
Financing expenses	6,833	4,035
General and administrative expenses	12,267	10,685
Other (income) expense, net	2,347	1,411
Reorganization charges	6,709	—

Total costs and expenses	84,450	65,930

Income before income taxes	9,541	15,610
Provision for income taxes	3,578	5,854

Net income	$5,963	$9,756

Net Income Per Share
Basic	$0.28	$0.47

Diluted	$0.28	$0.46

Weighted Average Shares Outstanding
Basic	21,313	20,771

Diluted	21,443	21,169

Dividends Declared Per Share	$0.25	$—

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net income	$5,963	$9,756
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,414	3,859
Reorganization charges	5,534	—
Deferred income taxes	18	(1,713)
Contribution to ESOP	557	404
Tax benefit from stock option exercise	22	584
Changes in current assets and liabilities
Accounts receivable	471	1,532
Inventories	(22)	31
Prepaid expenses	1,150	4,361
Accounts payable	(8,315)	(4,597)
Accrued employee compensation and benefits	1,108	(284)
Other accrued expenses	2,244	2,458
Other	178	(164)

Net cash provided by operating activities	13,322	16,227

Cash flows from investing activities
Additions to property and equipment	(27,306)	(20,857)
Additions to notes	(2,022)	(1,735)
Purchase of marketable securities	(21,123)	—
Principal receipts from notes and equipment contracts receivable	3,489	3,740
Additions to reacquired franchises held for sale	(447)	(258)

Net cash used in investing activities	(47,409)	(19,110)

Cash flows from financing activities
Proceeds from issuance of long-term debt, including revolving line of credit	—	16,763
Proceeds from sale and leaseback arrangements	1,619	10,885
Repayment of long-term debt, including revolving line of credit	(509)	(15,347)
Principal payments on capital lease obligations	(558)	(440)
Exercise of stock options	189	1,771

Net cash provided by financing activities	741	13,632

Increase (decrease) in cash and cash equivalents	(33,346)	10,749
Cash and cash equivalents at beginning of period	98,739	6,252

Cash and cash equivalents at end of period	$65,393	$17,001

Supplemental disclosures
Interest paid, net of capitalized amounts	$4,585	$4,984
Income taxes paid	30	45
Capital lease obligations incurred	1,052	—

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1.     General: The accompanying consolidated financial statements for the three months ended March 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP" or "the Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying consolidated balance sheet as of December 31, 2002, has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

        2.     Reclassifications: Certain reclassifications have been made to prior period information to conform to the current period presentation.

        3.     Segments: On January 13, 2003 the Company announced significant changes in the way we conduct our business. These include a transition from Company-financed restaurant development to a more traditional franchise development model, in which franchisees finance and develop their new restaurants. As a result of the change in IHOP's business model the Company has also changed the presentation of its segment information. IHOP identifies its operating segments based on the organizational units used by management to monitor performance and make operating decisions. The Franchise Operations segment includes restaurants operated by franchisees and area licensees in the United States and Canada. The Franchise Operations segment consists primarily of royalty revenues, sales of proprietary products, advertising fees and franchise fees. The Rental Operations segment consists of rental income and expense and direct financing lease interest income and capital lease expense on restaurants operated by franchisees. The Company Restaurant Operations segment includes Company-operated restaurants in the United States. The Finance Operations segment consists of sales of franchises and equipment as well as interest income from the financing of franchise fee and equipment contract notes. Prior period segment information has been restated to conform with the current year presentation. Information on segments and a reconciliation to income before income taxes are as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Finance Operations	General and Administrative and Other	Consolidated Total
Three Months Ended March 31, 2003
Revenues from external customers	$33,786	$28,314	$19,674	$12,217	$—	$93,991
Intercompany real estate charges	—	3,472	496	—	(3,968)	—
Depreciation & amortization	—	1,160	1,106	—	2,148	4,414
Interest expense	—	4,398	429	1,670	—	6,497
Reorganization charges	—	—	—	—	6,709	6,709
Income (loss) before income taxes	18,385	4,857	(1,591)	5,384	(17,494)	9,541
Income tax expense	—	—	—	—	3,578	3,578
Three Months Ended March 31, 2002
Revenues from external customers	$30,040	$23,974	$17,790	$9,736	$—	$81,540
Intercompany real estate charges	—	1,559	411	—	(1,970)	—
Depreciation & amortization	—	1,651	1,063	—	1,145	3,859
Interest expense	—	4,131	562	577	—	5,270
Income (loss) before income taxes	16,283	4,927	(1,074)	5,701	(10,227)	15,610
Income tax expense	—	—	—	—	5,854	5,854

        4.     New Accounting Pronouncements: In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs addressed by SFAS No. 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement No. 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial statements for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial statements for the quarter ended March 31, 2003. As the adoption of this standard involves only the disclosure requirements, the Company does not expect a material impact on its results of operations, financial position or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, which is the fiscal year beginning January 1, 2003 for IHOP. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 to have a material impact on its consolidated financial position, result of operations or cash flows.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." The purpose of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a VIE and therefore the adoption of FIN 46 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        5.     Stock Based Employee Compensation: In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company's common stock exceeds the exercise price the employee must pay for the stock. The Company's policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through March 31, 2003 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share data):

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$5,963	$9,756
Add stock-based compensation expense included in reported net income, net of tax	34	—
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(248)	(349)

Net income, pro forma	$5,749	$9,407

Net income per share—diluted, as reported	$0.28	$0.46
Net income per share—diluted, pro forma	$0.27	$0.44

        6.     Reorganization Charges: In January 2003, the Company adopted a new operating model, moving from Company-developed and financed restaurant growth to franchisee-financed development. As a result, 2003 financial results will be impacted by certain transition and reorganization charges. We incurred $5.5 million in expenses related to the write-off of development costs associated with potential sites that we are no longer going to develop as a result of the adoption of our new business model. In addition, we incurred $1.2 million in management consulting and legal fees associated with the transition to our new business model.

        7.     Stockholder's Equity: On March 24, the Company declared its first quarterly cash dividend of $0.25 per common stock, which will be payable on May 19, 2003 to stockholders of record as of May 1, 2003. As a result, the Company recorded both a reduction in retained earnings and a current liability in the amount of $5.4 million.

        8.     Marketable Securities: Marketable securities are classified as "held-to-maturity" and carried at amortized cost which approximates fair value. These securities consist of corporate bonds, with maturities of less than one year, in the amount of $21.1 million as of March 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth certain operating data for IHOP restaurants:

	Three Months Ended March 31,
	2003	2002
	(In thousands) (Unaudited)
Restaurant Data
Effective restaurants(a)
Franchise	903	823
Company	76	74
Area license	125	121

Total	1,104	1,018

System-wide
Sales(b)	$413,825	$365,840
Percent change	13.1%	10.6%
Average sales per effective restaurant	$375	$359
Percent change	4.5%	5.0%
Comparable sales percentage change(c)	2.2%	2.0%
Franchise
Sales	$358,373	$314,723
Percent change	13.9%	14.4%
Average sales per effective restaurant	$397	$382
Percent change	3.9%	3.2%
Comparable sales percentage change(c)	2.4%	2.1%
Company
Sales	$19,674	$17,790
Percent change	10.6%	6.0%
Average sales per effective restaurant	$259	$240
Percent change	7.9%	4.3%
Area License
Sales	$35,778	$33,327
Percent change	7.4%	(13.9)%
Average sales per effective restaurant	$286	$275
Percent change	4.0%	7.8%

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

        The following table summarizes IHOP's restaurant development and franchising activity:

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP-beginning of period	1,103	1,017
New openings
IHOP-developed	17	10
Franchisee-developed	3	1
Area license	—	1

Total new openings	20	12
Closings
Company and franchise	(5)	(1)

IHOP-end of period	1,118	1,028

Summary-end of period
Franchise	913	830
Company	80	75
Area license	125	123

Total IHOP	1,118	1,028

RESTAURANT FRANCHISING ACTIVITY
IHOP-developed	11	9
Franchisee-developed	3	1
Rehabilitated and refranchised	1	—

Total restaurants franchised	15	10
Reacquired by IHOP	(2)	(2)
Closed	(2)	(1)

Net addition	11	7

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

General

        On January 13, 2003 the Company announced significant changes in the way we conduct our business. These include a transition from Company-financed restaurant development (the "Old Model") to a more traditional franchise development model, in which franchisees finance and develop their new restaurants (the "New Model").

Franchising

        The Company views 2003 as a year of transition from the Old Model to the New Model. Accordingly, our franchising activities will include both models in 2003. For clarity of presentation, the discussion below is separated between those activities specific to the Old Model and those which apply to the New Model.

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

        Our involvement in the development of new restaurants allows IHOP to charge a franchise and development fee ranging from $200,000 to $375,000. In addition, we derive income from the financing of the franchise fee and from the leasing of property and equipment to franchisees. However, we also incur obligations in the development, franchising and start-up operations of the new restaurants.

        The franchisee typically pays approximately 20% of the initial franchise fee in cash, and we finance the remaining amount over five to eight years. We also receive continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant's sales; (2) income from the leasing of the restaurant property and related equipment; (3) revenue from the sale of certain proprietary products, primarily pancake mixes; (4) a local advertising fee equal to about 2% of the restaurant's sales, which is usually collected by IHOP and then paid to a local advertising cooperative; and (5) a national advertising fee equal to 1% of the restaurant's sales.

New Model

        Under the New Model, IHOP's approach to franchising is similar to that of most of our franchising competitors in the foodservice industry. Franchisees can undertake individual store development or multi-store development. Under the single store development program, the franchisee will be required to pay a non-refundable location fee of $15,000. If the proposed site is approved for development, the location fee of $15,000 will be credited against an initial franchise fee of $50,000. The franchisee will then use his or her own capital and financial resources to acquire this site, build and equip the business and to fund working capital needs.

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

        It is the Company's expectation that under the New Model a larger proportion of restaurants will be franchised to people who are new to the IHOP system. While there is no specific profile for franchise candidates, the Company expects to market franchises to existing multi-unit operators who currently own and operate restaurants in both the IHOP system and in other non-competing segments of the restaurant business, e.g. quick service restaurants or casual dining.

Segment Reporting

        IHOP's revenues and expenses are recorded in four categories: franchise operations, rental operations, Company restaurant operations and finance operations.

        Franchise revenue includes payments from franchisees and area licensees of royalties, advertising fees, proceeds from the sale of proprietary products, primarily pancake mix, and franchise fees. Franchise expenses include advertising and the cost of proprietary products.

        Rental revenue includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of operating leases and interest expense on capital leases on franchise-operated restaurants.

        Company restaurant sales are retail sales at IHOP-operated restaurants. Company restaurant costs and expenses are operating expenses at IHOP-operated restaurants and include food, labor and benefits, utilities, rent and other real estate related costs.

        Financing revenues include the portion of franchise fees associated with development and financing, proceeds from the sale of restaurant equipment, and interest income from the financing of franchise and equipment notes. Financing operations costs and expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases.

        Other (income) expense, net consists of revenues and expenses not related to IHOP's core business operations. These include gains and losses realized from closing and selling restaurants, which are no longer operated as IHOP Restaurants, and are unpredictable in timing and amount.

Comparison of Quarter Ended March 31, 2003 to Quarter Ended March 31, 2002

        The fiscal quarters ended March 31, 2003 and 2002 were comprised of 13 weeks (91 days).

System-Wide Retail Sales

        System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and Company-operated restaurants. System-wide retail sales grew by $48.0 million or 13.1% in the first quarter of 2003 over the same period in 2002. Growth in the number of effective restaurants from 1,018 to 1,104 and increases in average sales per effective restaurant from $359,000 to $375,000 caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 8.4% in the first quarter of 2003 over the same period in the prior year due to new restaurant development. Average sales per effective restaurant increased by 4.5% in the first quarter of 2003 over the same period in 2002. Newly developed restaurants generally have seating capacities and sales greater than the system-wide averages. Management continues to pursue growth in sales through new restaurant development, marketing efforts, new products, improvements in operations, and remodeling of existing restaurants.

Franchise Operations

        Franchise revenues are the revenues received by IHOP from its franchisees and area licensees and primarily include royalties, sales of proprietary products, advertising fees and franchise fees. Franchise and license revenues grew by 12.5% to $33.8 million in the first quarter of 2003 from $30.0 million in the same period of 2002. Franchise and license revenues grew due primarily to an increase in retail sales in franchise restaurants of 13.9% from $314.7 million in the first quarter of 2002 to $358.4 million in the first quarter of 2003. Retail sales in franchised restaurants grew primarily due to a 9.7% increase in the number of effective franchise restaurants from 823 to 903, and a 3.9% increase in average sales per effective franchise restaurant from $382,000 to $397,000, in the first quarter of 2003 over the first quarter of 2002.

        Franchise expenses primarily include advertising and the cost of proprietary products. Franchise expenses increased by 12.0% to $15.4 million in the first quarter of 2003 from $13.8 million in the first quarter of 2002. The increase in franchise and expenses was primarily a result of the increase in the number of effective franchise restaurants mentioned above.

        Franchise operations margin increased by 12.9% from $16.3 million in the first quarter of 2002 to $18.4 million in the same period in 2003. The increase in franchise operations margin was primarily a result of the increases in franchise retail sales and effective franchise restaurants mentioned above, and a 2.4% increase in same-store sales in franchise restaurants.

Rental Operations

        Rental revenues are revenues from operating leases and interest income from direct financing leases. Rental revenues increased by 18.1% to $28.3 million in the first quarter of 2003 from $24.0 million in the same period of 2002. Increases in the number of franchised restaurants from 830 to 913, or 10.0%, in the first quarter of 2003 over the same period in 2002 was the primary cause of the revenue increase. In addition, an increase in the number of operating leases also contributed to the increase in revenues.

        Rental expenses are primarily costs of operating leases and interest expense on direct financing leases. Rental expenses increased by 14.3% to $20.0 million in the first quarter of 2003 from $17.5 million in the same period of 2002. Increases in the number of franchised restaurants was the primary cause of the increase in expenses.

        Rental operations margin increased by 28.4% from $6.5 million in the first quarter of 2002 to $8.3 million in the same period in 2003. The increase in rental operations margin was primarily a result of the operating leases described above and the result of the elimination of a greater amount of intercompany rent expenses in 2003 over the same period in 2002.

Company Restaurant Operations

        Company restaurant operations revenues are retail sales to customers at restaurants operated by IHOP. Company restaurant operations revenues increased by 10.6% to $19.7 million in the first quarter of 2003 from $17.8 million in the same period of 2002. Increases in the number of effective IHOP-operated restaurants coupled with an increase in average sales per IHOP-operated restaurant caused the revenue increase. Effective IHOP-operated restaurants increased from 74 to 76, or 2.7%, in the first quarter of 2003 over the same period in 2002. Average sales per effective IHOP-operated restaurant increased from approximately $240,000 in the first quarter of 2002 to $259,000 in the same period of 2003, or 7.9%.

        Company restaurant expenses include food, labor and benefits, utilities, rent and other real estate related costs. Company restaurant expenses increased by 12.7% to $20.9 million in the first quarter of 2003 from $18.6 million in the same period of 2002. Company restaurant expenses were impacted by higher labor related costs. The higher labor related expenses were due primarily to the hiring of new Assistant General Managers.

        Company restaurant operations margin is Company restaurant operations revenues less Company restaurant expenses. Company restaurant operations margin was a negative $1.2 million in the first quarter of 2003, or 61.5% greater than the negative gross margin of $.8 million in the same period of 2002. The primary reason for the increased loss on Company restaurant operations was an increase in labor related expenses in the first quarter of 2003 over 2002. Higher labor related expenses were due primarily to the hiring of new Assistant General Managers.

Financing Operations

        Financing operations revenues are primarily revenues from the sale of franchises and equipment and interest income on the financing of franchise fee and equipment notes. Finance operations revenues increased by 25.5% to $12.2 million in the first quarter of 2003 from $9.7 million in the same period of 2002. The increase in revenues was primarily due to a 22.2% increase in the sale of IHOP-developed restaurants from nine in the first quarter of 2002 to eleven in the same period of 2003.

        Financing operations costs and expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Finance operations costs and expenses increased by 69.3% to $6.8 million in the first quarter of 2003 from $4.0 million in the same period of 2002. The increase in costs was primarily due to the increase in the sale of IHOP-developed restaurants mentioned above and an increase in interest expense associated with the private placement that occurred in November 2002.

        Financing operations margin in the first quarter of 2003 was $5.4 million, or 5.6% below the prior period gross margin of $5.7 million. The primary reason for the decrease in finance operations margin was the additional interest expense of $1.3 million associated with the 2002 private placement. The additional interest expense was partially offset by an increase in franchises and equipment note interest income of $0.7 million.

General and Administrative Expenses

        General and administrative expenses increased $1.6 million, or 14.8%, from $10.7 million in the first quarter of 2002 to $12.3 million in the same period of 2003. The increase in general and administrative expenses was due primarily to the investment in initiatives related to the move from a Company developed and financing model to a more traditional franchising model with a focus on marketing and operations. Additionally, the Company continued to incur general and administrative expenses in the first quarter of 2003 associated with the Old Model.

Other (Income) Expense, Net

        Other income and expenses, net, increased $936,000, or 66.3%, from $1.4 million in the first quarter of 2002 to $2.3 million in the same period of 2003.

Reorganization Charges

        Reorganization charges of $6.7 million were expenses incurred as a result of IHOP's transition to its new business model. Reorganization charges are described more fully in Note 6 to the Consolidated Financial Statements included in this Form 10-Q.

Provision for Income Taxes

        The Company's effective tax rate was 37.5% for both the first quarters of 2003 and 2002.

Balance Sheet Accounts

        The balance of cash and cash equivalents at March 31, 2003 decreased to $65.4 million from $98.7 million at December 31, 2002, primarily due to the purchase of marketable securities of $21.1 million.

        Marketable securities at March 31, 2003 increased to $21.1 million from zero at December 31, 2002, due primarily to the purchase of investment grade corporate bonds maturing at various dates through February 2004.

        The balance of property and equipment, net at March 31, 2003 increased 4.9% to $300.2 million from $286.2 million at December 31, 2002, primarily due to new restaurant development.

Liquidity and Capital Resources

        In 2003, the Company will still invest in the development of additional restaurants and, to a lesser extent, in the remodeling of older Company-operated restaurants. 2003 will be a transition year to the Company's New Model with a reduced level of development-related investments in 2003 and little or no investment in development thereafter.

        In 2003, IHOP and its franchisees and area licensees plan to develop and open approximately 75 to 85 restaurants. Included in that number is the development of 55 to 60 new restaurants by the Company and the development of 20 to 25 restaurants by our franchisees and area licensees. Capital expenditure projections for 2003, which include our portion of the above development program, are estimated to be approximately $90 million to $100 million. In November 2003, the fourth installment of $3.9 million in principal is due on our senior notes due 2008. We expect that funds from operations and proceeds from the recent private placement of senior notes, proceeds from leasehold mortgage term debt, proceeds from sale and leaseback arrangements, and our $25 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures, our principal repayments on our senior notes, dividend payments and share repurchases through 2003. At March 2003, the Company had cash and cash equivalents of $65.4 million, and $25 million was available to be borrowed under our noncollateralized bank revolving line of credit agreement.

        The Company began repurchasing shares of its common stock in 2000. As of March 31, 2003, the Company had cumulatively repurchased 389,168 shares of its common stock, of which 333,967 were contributed to the Employee Stock Ownership Plan. In addition, on January 13, 2002, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 2.6 million shares of IHOP Corp. common stock.

        The following are our significant contractual obligations and payments as of March 31, 2003 (in thousands):

	Payments Due By Period
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	Thereafter	Total
Debt excluding capital leases	$5,949	$11,961	$39,361	$93,937	$151,208
Operating leases	57,041	112,697	112,077	872,840	1,154,655
Capital leases	21,541	44,077	44,383	296,023	406,024

Contractual obligations	$84,531	$168,735	$195,821	$1,262,800	$1,711,887

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

  •
  Development related capital expenditures in a range of $80 million to $95 million.

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

Critical Accounting Policies

        Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement No. 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial statements for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial statements for the quarter ended March 31, 2003. As the adoption of this standard involves only disclosure requirements, the Company does not expect a material impact on its results of operations, financial position or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, which is the fiscal year beginning January 1, 2003 for IHOP. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." The purpose of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a VIE and therefore the adoption of FIN 46 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to interest rate risk for its investments in marketable securities. At March 31, 2003, the Company had $21.1 million in marketable securities maturing at various dates through February 2004. The Company's investments are comprised primarily of investment grade corporate bonds. The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment. At March 31, 2003, the fair value of investments approximated the carrying value.

Item 4. Controls and Procedures

        The President and Chief Executive Officer, and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and Chief Financial Officer of the Company, as appropriate to ensure timely decisions regarding required disclosure.

        There were no significant changes in the Company's internal control or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

3.1	Restated Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 2002) is incorporated herein by reference.
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to the 2002 Form 10-K) is incorporated herein by reference.
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.'s Form 10-Q for the quarterly period ended March 31, 2001) is incorporated herein by reference.
11.0	Statement Regarding Computation of Per Share Earnings.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports filed on Form 8-K during the quarter ended March 31, 2003:

  Current report on Form 8-K dated January 2, 2003, relating to the resignation of Richard K. Herzer, Chairman of the Board of Directors and the election of Larry Alan Kay as the new Chairman.

  Current report on Form 8-K dated January 13, 2003, relating to the new strategic growth plan designed to increase long-term shareholder value.

  Current report on Form 8-K dated March 24, 2003, relating to the announcement of several strategic financial decisions, including a quarterly cash dividend of $0.25 per share of common stock, which will be payable May 19, 2003 to stockholders of record as of May 1, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHOP Corp.
(Registrant)
May 8, 2003 (Date)	BY:	/s/ JULIA A. STEWART President and Chief Executive Officer (Principal Executive Officer)
May 8, 2003 (Date)		/s/ THOMAS CONFORTI Chief Financial Officer (Principal Financial Officer)

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

Date: May 8, 2003
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

Date: May 8, 2003
/s/ THOMAS CONFORTI Thomas Conforti Chief Financial Officer

QuickLinks

IHOP CORP. AND SUBSIDIARIES INDEX
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Part II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS