Form 10-Q
period 2003-06-30
IHOP CORP
filed 2003-08-07
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
Or
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☒ No  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2003
Common Stock, $.01 par value	21,590,227

IHOP CORP. AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Item 1—Financial Statements
	Consolidated Balance Sheets—June 30, 2003 (unaudited) and December 31, 2002	3
	Consolidated Statements of Operations—Three Months and Six Months Ended June 30, 2003 and 2002 (unaudited)	4
	Consolidated Statements of Cash Flows—Three Months and Six Months Ended June 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6
	Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	9
	Item 3—Quantitative and Qualitative Disclosures about Market Risk	20
	Item 4—Controls and Procedures	21
PART II.	OTHER INFORMATION
	Item 4—Submission of Matters to a Vote of Security Holders	22
	Item 6—Exhibits and Reports on Form 8-K	22
	(a) Exhibits
	(b) Reports on Form 8-K
	Signatures	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$53,685	$98,739
Marketable securities	33,367	—
Receivables, net	44,289	46,740
Reacquired franchises and equipment held for sale, net	2,501	2,619
Inventories	890	889
Prepaid expenses	4,888	10,114

Total current assets	139,620	159,101

Long-term receivables	338,720	332,792
Property and equipment, net	310,795	286,226
Reacquired franchises and equipment held for sale, net	14,170	14,842
Excess of costs over net assets acquired, net	10,767	10,767
Other assets	22,262	16,072

Total assets	$836,334	$819,800

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$6,005	$5,949
Accounts payable	10,589	24,079
Accrued employee compensation and benefits	9,916	7,625
Other accrued expenses	11,254	11,936
Deferred income taxes	2,020	1,370
Capital lease obligations	2,868	2,605

Total current liabilities	42,652	53,564

Long-term debt	144,694	145,768
Deferred income taxes	68,906	69,606
Capital lease obligations	179,947	171,170
Other liabilities	20,409	15,303
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; June 30, 2003: 21,792,660 shares issued and 21,573,559 shares outstanding; December 31, 2002: 21,427,287 shares issued and 21,279,500 outstanding	218	214
Additional paid-in capital	98,974	90,770
Retained earnings	286,320	274,768
Deferred compensation	(285)	(434)
Accumulated other comprehensive loss	(764)	(680)
Treasury stock, at cost (219,101 shares and 147,787 shares at June 30, 2003 and December 31, 2002, respectively)	(5,850)	(2,247)
Contribution to ESOP	1,113	1,998

Total stockholders' equity	379,726	364,389

Total liabilities and stockholders' equity	$836,334	$819,800

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Franchise revenues	$34,722	$29,947	$68,508	$59,987
Rental income	28,993	24,416	57,307	48,390
Company restaurant sales	21,335	17,986	41,009	35,776
Financing revenues	18,234	12,510	30,451	22,246

Total revenues	103,284	84,859	197,275	166,399

Costs and Expenses
Franchise expenses	15,961	13,592	31,362	27,349
Rental expenses	21,320	18,224	42,139	35,712
Company restaurant expenses	22,493	18,627	43,401	37,181
Financing expenses	9,868	5,882	16,701	9,917
General and administrative expenses	13,562	12,665	25,829	23,350
Other (income) expense, net	1,713	989	3,226	2,400
Reorganization charges	811	—	7,520	—

Total costs and expenses	85,728	69,979	170,178	135,909

Income before income taxes	17,556	14,880	27,097	30,490
Provision for income taxes	6,584	5,580	10,162	11,434

Net income	$10,972	$9,300	$16,935	$19,056

Net Income Per Share
Basic	$0.51	$0.44	$0.79	$0.91

Diluted	$0.51	$0.44	$0.78	$0.90

Weighted Average Shares Outstanding
Basic	21,520	20,904	21,417	20,838

Diluted	21,705	21,340	21,574	21,254

Dividends Declared Per Share	$—	$—	$.25	$—

Dividends Paid Per Share	$.25	$—	$.25	$—

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net income	$16,935	$19,056
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,011	7,823
Reorganization charges	5,534	—
Deferred income taxes	(50)	(552)
Contribution to ESOP	1,113	844
Tax benefit from stock option exercises	1,544	759
Changes in current assets and liabilities
Accounts receivable	3,922	4,558
Inventories	(1)	31
Prepaid expenses	5,226	4,585
Accounts payable	(13,490)	(6,549)
Accrued employee compensation and benefits	2,291	420
Other accrued expenses	(682)	1,323
Other, net	829	(1,088)

Cash provided by operating activities	32,182	31,210

Cash flows from investing activities
Additions to property and equipment	(49,634)	(48,163)
Additions to notes	(6,483)	(4,526)
Purchase of marketable securities	(33,367)	—
Principal receipts from notes and equipment contracts receivable	7,436	7,576
Additions to reacquired franchises held for sale	(1,285)	(363)

Cash used in investing activities	(83,333)	(45,476)

Cash flows from financing activities
Proceeds from issuance of long-term debt, including revolving line of credit	—	17,203
Proceeds from sale and leaseback arrangements	12,618	20,978
Repayment of long-term debt, including revolving line of credit	(1,019)	(15,920)
Principal payments on capital lease obligations	(1,237)	(900)
Dividends declared and paid	(5,383)	—
Treasury stock transactions	(5,041)	—
Proceeds from stock options exercised	6,159	2,388

Cash provided by financing activities	6,097	23,749

Increase (decrease) in cash and cash equivalents	(45,054)	9,483
Cash and cash equivalents at beginning of period	98,739	6,252

Cash and cash equivalents at end of period	$53,685	$15,735

Supplemental disclosures
Interest paid, net of capitalized amounts	$13,370	$10,316
Income taxes paid	4,958	7,022
Capital lease obligations incurred	10,277	—

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1.     General: The accompanying consolidated financial statements for the six months ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP" or the "Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying consolidated balance sheet as of December 31, 2002, has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

        2.     Reclassifications: Certain reclassifications have been made to prior period information to conform to the current period presentation.

        3.     Presentation: IHOP's fiscal quarter ends on the Sunday closest to the last day of each quarter. For convenience, we report all fiscal quarter endings on March 31, June 30, September 30 and December 31.

        4.     Segments: On January 13, 2003 we announced significant changes in the way the Company conducts business. These include a transition from Company-financed restaurant development to a more traditional franchise development model, in which franchisees finance and develop their new restaurants. As a result of the change in IHOP's business model, the Company has also changed the presentation of its segment information. IHOP identifies its operating segments based on the organizational units used by management to monitor performance and make operating decisions. The Franchise Operations segment includes restaurants operated by franchisees and area licensees in the United States and Canada. The Franchise Operations segment consists primarily of royalty revenues, sales of proprietary products, advertising fees and franchise fees. The Rental Operations segment consists of rental income and expense and direct financing lease interest income and capital lease interest expense on restaurants operated by franchisees. The Company Restaurant Operations segment includes Company-operated restaurants in the United States. The Finance Operations segment consists of sales of franchises and equipment as well as interest income from the financing of franchise fee and equipment contract notes. Prior period segment information has been restated to conform with the current year presentation. Information on segments and a reconciliation to income before income taxes are as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Finance Operations	General and Administrative and Other	Consolidated Total
	(dollars in thousands)
Three Months Ended June 30, 2003
Revenues from external customers	$34,722	$28,993	$21,335	$18,234	$—	$103,284
Intercompany real estate charges	—	3,731	485	—	(4,216)	—
Depreciation & amortization	—	1,194	1,046	—	2,358	4,598
Interest expense	—	4,438	435	1,825	—	6,698
Reorganization charges	—	—	—	—	811	811
Income (loss) before income taxes	18,761	4,815	(1,504)	8,366	(12,882)	17,556
Income tax expense	—	—	—	—	6,584	6,584
Three Months Ended June 30, 2002
Revenues from external customers	$29,947	$24,416	$17,986	$12,510	$—	$84,859
Intercompany real estate charges	—	1,442	428	—	(1,870)	—
Depreciation & amortization	—	1,636	1,070	—	1,258	3,964
Interest expense	—	4,160	501	623	—	5,284
Income (loss) before income taxes	16,355	4,749	(959)	6,628	(11,893)	14,880
Income tax expense	—	—	—	—	5,580	5,580

Six Months Ended June 30, 2003
Revenues from external customers	$68,508	$57,307	$41,009	$30,451	$—	$197,275
Intercompany real estate charges	—	7,203	981	—	(8,184)	—
Depreciation & amortization	—	2,354	2,152	—	4,506	9,012
Interest expense	—	8,836	864	3,495	—	13,195
Reorganization charges	—	—	—	—	7,520	7,520
Income (loss) before income taxes	37,146	9,672	(3,095)	13,750	(30,376)	27,097
Income tax expense	—	—	—	—	10,162	10,162
Six Months Ended June 30, 2002
Revenues from external customers	$59,987	$48,390	$35,776	$22,246	$—	$166,399
Intercompany real estate charges	—	3,001	839	—	(3,840)	—
Depreciation & amortization	—	3,287	2,133	—	2,403	7,823
Interest expense	—	8,291	1,063	1,200	—	10,554
Income (loss) before income taxes	32,638	9,676	(2,033)	12,329	(22,120)	30,490
Income tax expense	—	—	—	—	11,434	11,434

        5.     New Accounting Pronouncements: In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Company has not entered into any guarantee arrangements since January 1, 2003. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, which is the fiscal year beginning January 1, 2003 for IHOP. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." The Company currently has no contractual relationship or other business relationship with a VIE and therefore the adoption of FIN 46 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement did not have any impact on our Consolidated Financial Statements. This statement establishes standards for the classification and measurement of certain financial instruments with the characteristics of both liabilities and equity. The adoption of SFAS No. 150 is effective for financial statements issued after May 2003.

        6.     Stock Based Employee Compensation: In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company's common stock exceeds the exercise price the employee must pay for the stock. The Company's policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through June 30, 2003 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$10,972	$9,300	$16,935	$19,056
Add stock-based compensation expense included in reported net income, net of tax	25	73	59	73
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(452)	(409)	(699)	(759)

Net income, pro forma	$10,545	$8,964	$16,295	$18,370

Net income per share—diluted, as reported	$0.51	$0.44	$0.78	$0.90
Net income per share—diluted, pro forma	$0.49	$0.42	$0.76	$0.86

        7.     Reorganization Charges: In January 2003, the Company adopted a new operating model, moving from Company-developed and financed restaurant growth to franchisee-financed development. As a result, 2003 financial results will be impacted by certain transition and reorganization charges. For the six months ended June 30, 2003, we incurred $5.5 million in expenses related to the write-off of development costs associated with potential sites that we are no longer going to develop as a result of the adoption of our new business model. In addition, we incurred $2.0 million primarily in management consulting, legal fees and other expenses associated with the transition to our new business model.

        8.     Stockholder's Equity: On March 24, 2003, the Company declared its first quarterly cash dividend of $0.25 per share of common stock, which was paid on May 19, 2003 to stockholders of record as of May 1, 2003.

        9.     Marketable Securities: Marketable securities are classified as "held-to-maturity" and carried at amortized cost which approximates fair value. These securities consist of corporate bonds, with maturities of less than one year, in the amount of $33.4 million as of June 30, 2003.

        10.   Subsequent Events: On June 30, 2003, the Company declared its second quarterly cash dividend of $0.25 per share of common stock, which will be payable on August 18, 2003 to stockholders of record as of August 1, 2003.

        On July 22, 2003, the Company announced a strategic reorganization of the Company designed to realign IHOP's corporate structure and resources to support the requirements of its new operating model and increased marketing and operational efforts. The reorganization will result in a workforce reduction of approximately 40 non-store employees, or approximately 15 percent of its workforce. Total one-time reorganization costs are expected to be approximately $1.5 million, with $1.3 million of which is expected to be recognized in 2003 and the remainder of which will be recognized in 2004. The reorganization is expected to provide on-going steady-state cost reductions of approximately $3.0 million per year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth certain operating data for IHOP restaurants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands) (Unaudited)
Restaurant Data
Effective restaurants(a)
Franchise	919	834	911	829
Company	79	75	77	74
Area license	125	123	125	122

Total	1,123	1,032	1,113	1,025

System-wide
Sales(b)	$425,533	$366,594	$839,358	$732,434
Percent change	16.1%	10.7%	14.6%	10.7%
Average sales per effective restaurant	$379	$355	$754	$715
Percent change	6.8%	2.6%	5.5%	4.1%
Comparable sales percentage change (c)	5.1%	1.9%	4.1%	2.3%
Franchise
Sales	$369,884	$317,017	$728,257	$631,740
Percent change	16.7%	13.0%	15.3%	13.7%
Average sales per effective restaurant	$402	$380	$799	$762
Percent change	5.8%	2.2%	4.9%	2.7%
Comparable sales percentage change(c)	5.0%	1.9%	4.1%	2.3%
Company
Sales	$21,335	$17,986	$41,009	$35,776
Percent change	18.6%	(0.1)%	14.6%	2.9%
Average sales per effective restaurant	$270	$240	$533	$483
Percent change	12.5%	(1.2)%	10.4%	1.5%
Area License
Sales	$34,314	$31,591	$70,092	$64,918
Percent change	8.6%	(3.2)%	8.0%	(9.0)%
Average sales per effective restaurant	$275	$257	$561	$532
Percent change	7.0%	2.4%	5.5%	5.1%

  (a)
  "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. It is calculated by dividing total restaurant operating days by 91 days for a quarterly calculation.

  (b)
  "System-wide sales" are retail sales of franchisees, area licensees and Company-operated restaurants, as reported to IHOP.

  (c)
  "Comparable sales percentage change" reflects the percentage change in sales for restaurants that are operated for the entire fiscal period in which they are being compared and are open for at least 18 months. Because of new unit openings and store closures, the restaurants opened for an entire fiscal period being compared will be different from period to period. Comparable average sales do not include data on restaurants located in Florida.

        The following table summarizes IHOP's restaurant development and franchising activity:

	Three Months Ended, June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP—beginning of period	1,118	1,028	1,103	1,017
New openings
IHOP-developed	16	14	33	24
Franchisee-developed	3	4	6	5
Area license	—	1	—	2

Total new openings	19	19	39	31
Closings
Company and franchise	(1)	(4)	(6)	(5)

IHOP—end of period	1,136	1,043	1,136	1,043

Summary—end of period
Franchise	932	843	932	843
Company	79	76	79	76
Area license	125	124	125	124

Total IHOP	1,136	1,043	1,136	1,043

RESTAURANT FRANCHISING ACTIVITY
IHOP-developed	19	13	30	22
Franchisee-developed	3	4	6	5
Rehabilitated and refranchised	1	1	2	1

Total restaurants franchised	23	18	38	28
Reacquired by IHOP	(4)	(2)	(6)	(4)
Closed	—	(3)	(2)	(4)

Net addition	19	13	30	20

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

General

        On January 13, 2003, we announced significant changes in the way we conduct our business. These include a transition from Company-financed restaurant development (the "Old Model") to a more traditional franchise development model, in which franchisees finance and develop their new restaurants (the "New Model").

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

        Our involvement in the development of new restaurants allows IHOP to charge a franchise and development fee ranging from $200,000 to $550,000. In addition, we derive income from the financing of the franchise fee and from the leasing of property and equipment to franchisees. However, we also incur obligations in the development, franchising and start-up operations of the new restaurants.

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

New Model

        Under the New Model, IHOP's approach to franchising is similar to that of most franchising systems in the foodservice industry. Franchisees can undertake individual store development or multi-store development. Under the single store development program, the franchisee will be required to pay a non-refundable location fee of $15,000. If the proposed site is approved for development, the location fee of $15,000 will be credited against an initial franchise fee of $50,000. The franchisee will then use his or her own capital and financial resources to acquire the site, build and equip the business and fund working capital needs.

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

        While there is no specific profile for franchise candidates, the Company expects to market franchises to existing operators who currently own and operate one or more restaurants in the IHOP system or other non-competing segments of the restaurant business, such as quick service or casual dining restaurants.

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

        Financing revenues include the portion of franchise fees associated with development and financing, proceeds from the sale of restaurant equipment, and interest income from the financing of franchise and equipment notes. Financing costs and expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases.

        Other (income) expense, net consists of revenues and expenses not related to IHOP's core business operations. These include gains and losses realized from closing and selling restaurants, which are no longer operated as IHOP restaurants, and are unpredictable in timing and amount.

Comparison of Quarter Ended June 30, 2003 to Quarter Ended June 30, 2002

        The fiscal quarters ended June 30, 2003 and 2002 were comprised of 13 weeks (91 days).

        Beginning in the second quarter 2003, IHOP has changed its methodology for calculating comparable store sales from a 12-month basis to an 18-month basis. Prior year information has been restated for comparability purposes. The Company believes that implementing an 18-month comparison period will provide a more accurate view of its system's performance by avoiding the impact of high sales levels during the first months of operation at new restaurants. All same-store sales information in this Quarterly Report on Form 10-Q is presented using the 18-month methodology.

System-Wide Retail Sales

        System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and Company-operated restaurants. System-wide retail sales grew by $58.9 million or 16.1% in the second quarter of 2003 over the same period in 2002. Growth in the number of effective restaurants, and increases in average sales per effective restaurant, caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 8.8% from 1,032 to 1,123 in the second quarter of 2003 over the same period in the prior year due to new restaurant development. Average sales per effective restaurant increased by 6.8% from $355,000 to $379,000 in the second quarter of 2003 over the same period in 2002. Average sales per effective restaurant increased primarily due to a 5.1% increase in same-store sales.

Franchise Operations

        Franchise revenues are the revenues received by IHOP from its franchisees and area licensees and primarily include royalties, sales of proprietary products, advertising fees and franchise fees. Franchise and license revenues grew by 15.9% to $34.7 million in the second quarter of 2003 from $29.9 million in the same period of 2002. Franchise and license revenues increased primarily due to an increase in retail sales in franchise restaurants of 16.7% from $317.0 million in the second quarter of 2002 to $369.9 million in the second quarter of 2003. Retail sales in franchised restaurants grew primarily due to a 10.2% increase in the number of effective franchise restaurants from 834 to 919, and a 5.8% increase in average sales per effective franchise restaurant from $380,000 to $402,000 in the second quarter of 2003 over the second quarter of 2002.

        Franchise expenses primarily include advertising and the cost of proprietary products. Franchise expenses increased by 17.4% to $16.0 million in the second quarter of 2003 from $13.6 million in the second quarter of 2002. The increase in franchise expenses was primarily a result of the increase in the number of effective franchise restaurants mentioned above.

        Franchise operations margin increased by 14.7% from $16.4 million in the second quarter of 2002 to $18.8 million in the same period in 2003. The increase in franchise operations margin was primarily a result of the increases in franchise retail sales and effective franchise restaurants mentioned above and a 5.0% increase in same-store sales in franchise restaurants.

Rental Operations

        Rental revenues are revenues from operating leases and interest income from direct financing leases. Rental revenues increased by 18.7% to $29.0 million in the second quarter of 2003 from $24.4 million in the same period of 2002. An increase in the number of operating leases was the primary cause of the revenue increase. Increases in the number of franchised restaurants from 843 to 932, or 10.6%, in the second quarter of 2003 over the same period in 2002 was the primary cause of the increase in operating leases.

        Rental expenses are primarily costs of operating leases and interest expense on direct financing leases. Rental expenses increased by 17.0% to $21.3 million in the second quarter of 2003 from $18.2 million in the same period of 2002. Increases in the number of franchised restaurants was the primary cause of the increase in rental expenses.

        Rental operations margin increased by 23.9% from $6.2 million in the second quarter of 2002 to $7.7 million in the same period in 2003. The increase in rental operations margin was primarily a result of the increase in the number of operating leases described above and a higher amount of rental revenue derived from IHOP-owned properties in 2003 over the same period in 2002.

Company Restaurant Operations

        Company restaurant operations revenues are retail sales to customers at restaurants operated by IHOP. Company restaurant operations revenues increased by 18.6% to $21.3 million in the second quarter of 2003 from $18.0 million in the same period of 2002. Increases in the number of effective IHOP-operated restaurants coupled with an increase in average sales per IHOP-operated restaurant caused the revenue increase. Effective IHOP-operated restaurants increased from 75 to 79, or 5.3%, in the second quarter of 2003 over the same period in 2002. Average sales per effective IHOP-operated restaurant increased by approximately 12.5% from $240,000 in the second quarter of 2002 to $270,000 in the same period of 2003.

        Company restaurant expenses include food, labor and benefits, utilities, rent and other real estate related costs. Company restaurant expenses increased by 20.8% to $22.5 million in the second quarter of 2003 from $18.6 million in the same period of 2002. Company restaurant expenses were impacted by higher costs associated with reacquired and newly opened IHOP-operated restaurants and labor related costs. The higher labor related expenses were due primarily to the hiring of new Assistant General Managers and higher employee benefit expenses. The higher employee benefit expenses were primarily due to higher workers' compensation rates.

        Company restaurant operations margin is Company restaurant operations revenues less Company restaurant expenses. Company restaurant operations margin was a negative $1.2 million in the second quarter of 2003, or 80.7% greater than the negative gross margin of $0.6 million in the same period of 2002. The primary reason for the increased loss on Company restaurant operations was an increase in costs associated with reacquired and newly opened IHOP-operated restaurants and labor related expenses in the second quarter of 2003 over 2002. Higher labor related expenses were due primarily to the hiring of new Assistant General Managers and higher employee benefit expenses. The higher employee benefit expenses were primarily due to higher workers' compensation rates.

Financing Operations

        Financing operations revenues are primarily revenues from the sale of franchises and equipment and interest income on the financing of franchise fee and equipment notes. Finance operations revenues increased by 45.8% to $18.2 million in the second quarter of 2003 from $12.5 million in the same period of 2002. The increase in revenues was primarily due to a 46.2% increase in the sale of IHOP-developed restaurants from 13 in the second quarter of 2002 to 19 in the same period of 2003.

        Financing operations costs and expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Finance operations costs and expenses increased by 67.8% to $9.9 million in the second quarter of 2003 from $5.9 million in the same period of 2002. The increase in costs was primarily due to the increase in the sale of IHOP-developed restaurants mentioned above and an increase in interest expense associated with a private placement in November 2002.

        Financing operations margin in the second quarter of 2003 was $8.4 million, or 26.2% above the prior period margin of $6.6 million. The primary reason for the increase in finance operations margin was the increase in the sale of IHOP-developed restaurants from 13 in 2002 to 19 in 2003. The increase was partially offset by additional interest expense of $1.3 million associated with the senior notes issued in November 2002 private placement.

General and Administrative Expenses

        General and administrative expenses increased $0.9 million, or 7.1%, from $12.7 million in the second quarter of 2002 to $13.6 million in the same period of 2003. The increase in general and administrative expenses was due primarily to normal increases in salaries and wages and additional costs associated with the new focus on marketing, operations, training and information technology. Additionally, the Company continued to incur general and administrative expenses associated with the old model.

Other (Income) Expense, Net

        Other (income) expenses, net, increased $0.7 million or 73.2%, from $1.0 million in the second quarter of 2002 to $1.7 million in the same period of 2003.

Reorganization Charges

        Reorganization charges of $0.8 million were incurred in the second quarter of 2003 as a result of IHOP's transition to its new business model. Reorganization charges are described more fully in Note 7 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Provision for Income Taxes

        The Company's effective tax rate was 37.5% for the second quarter of both 2003 and 2002.

Comparison of the Six Months ended June 30, 2003 and 2002

        The six months ended June 30, 2003 and 2002 were comprised of 26 weeks (182 days).

        Beginning in the second quarter 2003, IHOP has changed its methodology for calculating comparable store sales from a 12-month basis to an 18-month basis. Prior year information has been restated for comparability purposes. The Company believes that implementing an 18-month comparison period will enable a more accurate view of its system's performance by avoiding the impact of high sales levels during the first months of operation at new restaurants. All same-store sales information in this Quarterly Report on Form 10-Q is presented using the 18-month methodology.

System-Wide Retail Sales

        System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and Company-operated restaurants. System-wide retail sales grew by $106.9 million or 14.6% in the six months ended June 30, 2003 over the same period in 2002. Growth in the number of effective restaurants, and increases in average sales per effective restaurant caused the growth in system-wide sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 8.6% from 1,025 to 1,113 in the six months ended June 30, 2003 over the same period in the prior year due to new restaurant development. Average sales per effective restaurant increased by 5.5% from $715,000 to $754,000 in the six months ended June 30, 2003 over the same period in 2002. Average sales per effective restaurant increased primarily due to a 4.1% increase in same-store sales.

Franchise Operations

        Franchise revenues are the revenues received by IHOP from its franchisees and area licensees and primarily include royalties, sales of proprietary products, advertising fees and franchise fees. Franchise and license revenues grew by 14.2% to $68.5 million in the six months ended June 30, 2003 from $60.0 million in the same period of 2002. Franchise and license revenues grew primarily due to an increase in retail sales in franchise restaurants of 15.3% from $631.7 million in the six months ended June 30, 2002 to $728.3 million in the six months ended June 30, 2003. Retail sales in franchised restaurants grew primarily due to a 9.9% increase in the number of effective franchise restaurants from

829 to 911 and a 4.9% increase in average sales per effective franchise restaurant from $762,000 to $799,000 in the six months ended June 30, 2003 over the six months ended June 30, 2002.

        Franchise expenses primarily include advertising and the cost of proprietary products. Franchise expenses increased by 14.7% to $31.4 million in the six months ended June 30, 2003 from $27.3 million in the six months ended June 30, 2002. The increase in franchise expenses was primarily a result of the increase in the number of effective franchise restaurants mentioned above.

        Franchise operations margin increased by 13.8% from $32.6 million in the six months ended June 30, 2002 to $37.1 million in the same period in 2003. The increase in franchise operations margin was primarily a result of the increases in franchise retail sales and effective franchise restaurants mentioned above and a 4.1% increase in same-store sales in franchise restaurants.

Rental Operations

        Rental revenues are revenues from operating leases and interest income from direct financing leases. Rental revenues increased by 18.4% to $57.3 million in the six months ended June 30, 2003 from $48.4 million in the same period of 2002. An increase in the number of operating leases was the primary cause of the revenue increase. Increases in the number of franchised restaurants from 843 to 932, or 10.6%, in the six months ended June 30, 2003 over the same period in 2002 was the primary cause of the increase in operating leases.

        Rental expenses are primarily costs of operating leases and interest expense on direct financing leases. Rental expenses increased by 18.0% to $42.1 million in the six months ended June 30, 2003 from $35.7 million in the same period of 2002. Increases in the number of franchised restaurants was the primary cause of the increase in rental expenses.

        Rental operations margin increased by 19.6% from $12.7 million in the six months ended June 30, 2002 to $15.2 million in the same period in 2003. The increase in rental operations margin was primarily a result of the increase in the number of operating leases described above and a higher amount of rental revenue derived from IHOP-owned properties in 2003 over the same period in 2002.

Company Restaurant Operations

        Company restaurant operations revenues are retail sales to customers at restaurants operated by IHOP. Company restaurant operations revenues increased by 14.6% to $41.0 million in the six months ended June 30, 2003 from $35.8 million in the same period of 2002. Increases in the number of effective IHOP-operated restaurants coupled with an increase in average sales per IHOP-operated restaurant caused the revenue increase. Effective IHOP-operated restaurants increased from 74 to 77 or 4.1%, in the six months ended June 30, 2003 over the same period in 2002. Average sales per effective IHOP-operated restaurant increased by approximately 10.4% from $483,000 in the six months ended June 30, 2002 to $533,000 in the same period of 2003.

        Company restaurant expenses include food, labor and benefits, utilities, rent and other real estate related costs. Company restaurant expenses increased by 16.7% to $43.4 million in the six months ended June 30, 2003 from $37.2 million in the same period of 2002. Company restaurant expenses were impacted by higher costs associated with reacquired and newly opened IHOP-operated restaurants and labor related costs. The higher labor related expenses were due primarily to the hiring of new Assistant General Managers and higher employee benefit expenses. The higher employee benefit expenses were primarily due to higher workers' compensation rates.

        Company restaurant operations margin is Company restaurant operations revenues less Company restaurant expenses. Company restaurant operations margin was a negative $2.4 million in the six months ended June 30, 2003, or 70.2% greater than the negative gross margin of $1.4 million in the same period of 2002. The primary reason for the increased loss on Company restaurant operations was an increase in costs associated with reacquired and newly opened IHOP-operated restaurants and labor related expenses for the six months ended June 30, 2003 over 2002. Higher labor related expenses were due primarily to the hiring of new Assistant General Managers and higher employee benefit expenses. The higher employee benefit expenses were primarily due to higher workers' compensation rates.

Financing Operations

        Financing operations revenues are primarily revenues from the sale of franchises and equipment and interest income on the financing of franchise fee and equipment notes. Finance operations revenues increased by 36.9% to $30.5 million in the six months ended June 30, 2003 from $22.2 million in the same period of 2002. The increase in revenues was primarily due to a 36.4% increase in the sale of IHOP-developed restaurants from 22 in the six months ended June 30, 2002 to 30 in the same period of 2003.

        Financing operations costs and expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Finance operations costs and expenses increased by 68.4% to $16.7 million in the six months ended June 30, 2003 from $9.9 million in the same period of 2002. The increase in costs was primarily due to the increase in the sale of IHOP-developed restaurants mentioned above and an increase in interest expense associated with a private placement in November 2002.

        Financing operations margin in the six months ended June 30, 2003 was $13.8 million or 11.5%, above the prior period margin of $12.3 million. The primary reason for the increase in finance operations margin was the increase in the sale of IHOP-developed restaurants from 22 in 2002 to 30 in 2003. The increase was partially offset by additional interest expense of $2.6 million associated with the senior notes issued in the November 2002 private placement.

General and Administrative Expenses

        General and administrative expenses increased $2.5 million, or 10.6%, from $23.4 million in the six months ended June 30, 2002 to $25.8 million in the same period of 2003. The increase in general and administrative expenses was due primarily to normal increases in salaries and wages and additional costs associated with the new focus on marketing, operations, training and information technology. Additionally, the Company continued to incur general and administrative expenses associated with the old model.

Other (Income) Expense, Net

        Other income and expenses, net, increased $0.8 million or 34.4%, from $2.4 million in the six months ended June 30, 2002 to $3.2 million in the same period of 2003.

Reorganization Charges

        Reorganization charges of $7.5 million were incurred in the six months ended June 30, 2003, as a result of IHOP's transition to its new business model. Reorganization charges are described more fully in Note 7 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Provision for Income Taxes

        The Company's effective tax rate was 37.5% for both the six months ended June 30, 2003 and 2002.

Balance Sheet Accounts

        The balance of cash and cash equivalents at June 30, 2003 decreased to $53.7 million from $98.7 million at December 31, 2002, primarily due to the purchase of marketable securities of $33.4 million.

        Marketable securities at June 30, 2003 increased to $33.4 million from zero at December 31, 2002, due primarily to the purchase of investment grade corporate bonds maturing at various dates through June 2004.

        The balance of property and equipment, net at June 30, 2003 increased 8.6% to $310.8 million from $286.2 million at December 31, 2002, primarily due to new restaurant development.

Liquidity and Capital Resources

        In 2003, the Company will still invest in the development of additional restaurants and, to a lesser extent, in the remodeling of older Company-operated restaurants. 2003 will be a transition year to the Company's New Model with a reduced level of development-related investments in 2003 and little or no investment in development thereafter.

        In 2003, IHOP and its franchisees and area licensees plan to develop and open approximately 75 to 85 restaurants. Included in that number is the development of 55 to 60 new restaurants by the Company and the development of 20 to 25 restaurants by our franchisees and area licensees. Capital expenditure projections for 2003, which include our portion of the above development program, are estimated to be approximately $90 million to $100 million. In November 2003, the fourth installment of $3.9 million in principal is due on our senior notes due 2008. We expect that funds from operations and proceeds from our November 2002 private placement of senior notes, proceeds from leasehold mortgage term debt, proceeds from sale and leaseback arrangements, and our $25 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures, our principal repayments on our senior notes, dividend payments and share repurchases through December 2003. At June 30, 2003, the Company had cash and cash equivalents of $53.7 million, and $25 million was available to be borrowed under our noncollateralized bank revolving line of credit agreement.

        The Company began repurchasing shares of its common stock in 2000. As of June 30, 2003, the Company had cumulatively repurchased 553,068 shares of its common stock, of which 333,967 were contributed to the Employee Stock Ownership Plan. During the second quarter ended June 30, 2003, the Company repurchased 163,900 shares of common stock. In addition, on January 13, 2003, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 2.6 million shares of IHOP Corp. common stock.

        The following are our significant contractual obligations and payments as of June 30, 2003 (in thousands):

	Payments Due By Period
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	Thereafter	Total
Debt excluding capital leases	$6,005	$11,954	$39,481	$93,259	$150,699
Operating leases	58,072	114,732	114,554	884,921	1,172,279
Capital leases	22,469	45,859	46,120	310,981	425,429

Contractual obligations	$86,546	$172,545	$200,155	$1,289,161	$1,748,407

Off Balance Sheet Arrangements

        The Company does not have off-balance sheet arrangements.

Outlook

        In January 2003, the Company adopted a new operating model, moving from Company-developed and financed restaurant growth to franchisee-financed development. 2003 will be characterized by the continued execution of our old operating model at a lower level than in 2002 with a migration to the new model.

        The Company believes that in 2003 the continuation of the old business model will result in the development and financing of approximately 55-60 new restaurants by the Company. We expect all other revenue factors to be consistent with past practice. We believe that franchise royalties will continue to be 4.5% of franchise restaurant sales, and there will continue to be profitable sales of proprietary products. We will also continue to charge our franchisees for national and cooperative advertising at a combined rate of 3% of restaurant sales. In addition, interest charges related to the financing of franchise and equipment notes will also be the same as past practices.

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

        In July 2003, the Company announced a strategic reorganization of the Company designed to realign IHOP's corporate structure and resources to support the requirements of its new operating model and increased marketing and operational efforts. The reorganization will result in a workforce reduction of approximately 40 non-store employees, or 15 percent of its workforce, and expected on-going steady-state cost reductions of approximately $3.0 million per year.

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

New Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Company has not entered into any guarantee arrangements since January 1, 2003. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and requires that they be recorded at fair value. The initial recognition and measurement provisions of this interpretation are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, which is the fiscal year beginning January 1, 2003 for IHOP. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." The Company currently has no contractual relationship or other business relationship with a VIE and therefore the adoption of FIN 46 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement did not have any impact on our Consolidated Financial Statements. This statement establishes standards for the classification and measurement of certain financial instruments with the characteristics of both liabilities and equity. The adoption of SFAS No. 150 is effective for financial statements issued after May 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to interest rate risk for its investments in marketable securities. At June 30, 2003, the Company had $33.4 million in marketable securities maturing at various dates through June 2004. The Company's investments are comprised primarily of investment grade corporate bonds. The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment. At June 30, 2003, the fair value of investments approximated the carrying value.

Item 4. Controls and Procedures

  (a)
  Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

  (b)
  Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Shareholders (the "Meeting") was held on May 20, 2003. Shareholders voted in person or by proxy for the following purposes.

        (a)   Shareholders voted to elect two Class III directors, each to serve for a term of three years, as follows:

Nominee	Votes For	Votes Withheld
H. Frederick Christie	18,120,915	286,439
Patrick W. Rose	18,126,425	280,929

        There were no abstentions or broker non-voters. Directors whose terms of office continued after the meeting were Frank Edelstein, Neven C. Hulsey, Caroline W. Nahas, Michael S. Gordon, Larry Alan Kay, and Julia A. Stewart.

        (b)   Shareholders voted to approve and ratify the appointment of PricewaterhouseCoopers LLP, as the Company's independent public accountants for the year ending December 31, 2003. 18,089,416 shares were voted in favor of this proposal, 313,406 shares were voted against, there were 4,532 abstentions, and no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

3.1	Restated Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to the 2002 Form 10-K is incorporated herein by reference).
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.'s Form 10-Q for the quarterly period ended June 30, 2001 is incorporated herein by reference).
10.1	IHOP Corp. Executive Incentive Plan effective January 1, 2003.
11.0	Statement Regarding Computation of Per Share Earnings.
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports filed on Form 8-K during the quarter ended June 30, 2003:

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHOP Corp.
(Registrant)
August 7, 2003 (Date)	BY:	/s/ JULIA A. STEWART President and Chief Executive Officer (Principal Executive Officer)
August 7, 2003 (Date)		/s/ THOMAS CONFORTI Chief Financial Officer (Principal Financial Officer)

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
Part II. OTHER INFORMATION
SIGNATURES