Form 10-Q
period 2003-09-30
IHOP CORP
filed 2003-11-06
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☒ No  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2003
Common Stock, $.01 par value	21,317,475

IHOP CORP. AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Item 1—Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statement of Stockholders' Equity	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
	Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	10
	Item 3—Quantitative and Qualitative Disclosures about Market Risk	21
	Item 4—Controls and Procedures	21
PART II.	OTHER INFORMATION
	Item 4—Submission of Matters to a Vote of Security Holders	22
	Item 6—Exhibits and Reports on Form 8-K	22
	(a) Exhibits
	(b) Reports on Form 8-K
	Signatures	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$35,670	$98,739
Marketable securities	43,713	—
Receivables, net	43,653	46,740
Reacquired franchises and equipment held for sale, net	2,428	2,619
Inventories	867	889
Prepaid expenses	2,079	10,114

Total current assets	128,410	159,101

Long-term receivables	344,672	332,792
Property and equipment, net	313,330	286,226
Reacquired franchises and equipment held for sale, net	13,322	14,842
Excess of costs over net assets acquired, net	10,767	10,767
Other assets	24,732	16,072

Total assets	$835,233	$819,800

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$5,723	$5,949
Accounts payable	14,487	24,079
Accrued employee compensation and benefits	10,709	7,625
Other accrued expenses	12,844	11,936
Deferred income taxes	1,645	1,370
Capital lease obligations	3,014	2,605

Total current liabilities	48,422	53,564

Long-term debt	143,971	145,768
Deferred income taxes	64,864	69,606
Capital lease obligations	179,190	171,170
Other liabilities	22,746	15,303
Commitments and contingencies	—	—
Stockholders' equity (Note 8)
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; September 30, 2003: 21,921,699 shares issued and 21,297,008 shares outstanding; December 31, 2002: 21,427,287 shares issued and 21,279,500 outstanding	219	214
Additional paid-in capital	102,730	90,770
Retained earnings	291,976	274,768
Deferred compensation	(238)	(434)
Accumulated other comprehensive loss	(599)	(680)
Treasury stock, at cost (624,691 shares and 147,787 shares at September 30, 2003 and December 31, 2002, respectively)	(19,717)	(2,247)
Contribution to ESOP	1,669	1,998

Total stockholders' equity	376,040	364,389

Total liabilities and stockholders' equity	$835,233	$819,800

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Franchise revenues	$35,761	$30,946	$104,269	$90,933
Rental income	29,581	25,158	86,888	73,548
Company restaurant sales	19,818	19,634	60,827	55,410
Financing revenues	19,602	16,345	50,053	38,591

Total revenues	104,762	92,083	302,037	258,482

Costs and Expenses
Franchise expenses	16,267	13,673	47,629	41,022
Rental expenses	21,718	18,517	63,857	54,229
Company restaurant expenses	21,485	20,442	64,886	57,623
Financing expenses	11,335	9,027	28,036	18,944
General and administrative expenses	12,744	13,326	38,573	36,676
Other (income) expense, net	2,440	1,357	5,666	3,757
Reorganization charges	1,104	—	8,624	—

Total costs and expenses	87,093	76,342	257,271	212,251

Income before income taxes	17,669	15,741	44,766	46,231
Provision for income taxes	6,625	5,903	16,787	17,337

Net income	$11,044	$9,838	$27,979	$28,894

Net Income Per Share
Basic	$0.51	$0.47	$1.30	$1.38

Diluted	$0.51	$0.46	$1.29	$1.36

Weighted Average Shares Outstanding
Basic	21,497	20,958	21,443	20,878

Diluted	21,721	21,235	21,623	21,248

Dividends Declared Per Share	$.25	$—	$.50	$—

Dividends Paid Per Share	$.25	$—	$.50	$—

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Common Stock
						Accumulated Other Comprehensive (Loss)
	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Deferred Compensation		Treasury Stock	Contribution To ESOP	Total
Balance, December 31, 2002	21,427,287	$214	$90,770	$274,768	$(434)	$(680)	$(2,247)	$1,998	$364,389
Repurchase of Treasury Shares							(18,908)		(18,908)
Reissuance of Treasury Shares—ESOP			560				1,438	(1,998)	0
Issuance of Shares—Stock Plans	494,412	5	8,920						8,925
Tax Benefit from Stock Options Exercised			2,535						2,535
Deferred compensation resulting from grant/cancellation of options			(55)		48				(7)
Dividends—Common stock				(10,771)					(10,771)
Amortization of deferred Compensation					148				148
Other comprehensive income:
SWAP Valuation (net of tax)						81			81
Contribution to ESOP								1,669	1,669
Net Income				27,979					27,979

Balance September 30, 2003	21,921,699	$219	$102,730	$291,976	$(238)	$(599)	$(19,717)	$1,669	$376,040

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$27,979	$28,894
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,827	11,784
Non-cash reorganization charges	5,534	—
Deferred income taxes	(4,467)	1,862
Contribution to ESOP	1,669	1,410
Tax benefit from stock option exercises	2,535	1,157
Changes in current assets and liabilities
Accounts receivable	4,472	901
Inventories	22	(18)
Prepaid expenses	8,035	3,859
Accounts payable	(9,592)	(4,566)
Accrued employee compensation and benefits	3,084	545
Other accrued expenses	(1,148)	3,687
Other, net	3,062	(125)

Cash provided by operating activities	55,012	49,390

Cash flows from investing activities
Additions to property and equipment	(64,993)	(87,324)
Additions to long-term receivables	(10,701)	(7,889)
Purchase of marketable securities	(43,713)	—
Principal receipts from notes and equipment contracts receivable	11,737	13,432
Additions to reacquired franchises held for sale	(1,755)	(381)

Cash used in investing activities	(109,425)	(82,162)

Cash flows from financing activities
Proceeds from issuance of long-term debt, including revolving line of credit	—	17,203
Proceeds from sale and leaseback arrangements	13,913	46,725
Repayment of long-term debt, including revolving line of credit	(2,023)	(16,444)
Principal payments on capital lease obligations	(1,848)	(1,389)
Dividends declared and paid	(10,771)	—
Treasury stock transactions	(16,852)	—
Proceeds from stock options exercised	8,925	3,576

Cash (used in) provided by financing activities	(8,656)	49,671

(Decrease) increase in cash and cash equivalents	(63,069)	16,899
Cash and cash equivalents at beginning of period	98,739	6,252

Cash and cash equivalents at end of period	$35,670	$23,151

Supplemental disclosures
Interest paid, net of capitalized amounts	$18,559	$14,643
Income taxes paid	14,703	10,768
Capital lease obligations incurred	10,277	—

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1.     General: The accompanying consolidated financial statements for the nine months ended September 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP" or the "Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying consolidated balance sheet as of December 31, 2002, has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

	Franchise Operations	Rental Operations	Company Restaurant Operations	Finance Operations	General and Administrative and Other	Consolidated Total
	(dollars in thousands)
Three Months Ended September 30, 2003
Revenues from external customers	$35,761	$29,581	$19,818	$19,602	$—	$104,762
Intercompany real estate charges	—	4,188	367	—	(4,555)	—
Depreciation & amortization	—	1,214	1,040	—	2,561	4,815
Interest expense	—	4,489	420	1,929	—	6,838
Reorganization charges	—	—	—	—	1,104	1,104
Income tax expense	—	—	—	—	6,625	6,625
Income (loss) before income taxes	$19,494	$4,577	$(1,822)	$8,267	$(12,847)	17,669
Three Months Ended September 30, 2002
Revenues from external customers	$30,946	$25,158	$19,634	$16,345	$—	$92,083
Intercompany real estate charges	—	1,528	429	—	(1,957)	—
Depreciation & amortization	—	1,647	1,131	—	1,183	3,961
Interest expense	—	4,088	523	462	—	5,073
Income tax expense	—	—	—	—	5,903	5,903
Income (loss) before income taxes	$17,273	$5,113	$(1,095)	$7,318	$(12,868)	$15,741

Nine Months Ended September 30, 2003
Revenues from external customers	$104,269	$86,888	$60,827	$50,053	$—	$302,037
Intercompany real estate charges	—	11,391	1,348	—	(12,739)	—
Depreciation & amortization	—	3,568	3,192	—	7,067	13,827
Interest expense	—	13,325	1,284	5,424	—	20,033
Reorganization charges	—	—	—	—	8,624	8,624
Income tax expense	—	—	—	—	16,787	16,787
Income (loss) before income taxes	$56,640	$14,249	$(4,917)	$22,017	$(43,223)	$44,766
Nine Months Ended September 30, 2002
Revenues from external customers	$90,933	$73,548	$55,410	$38,591	$—	$258,482
Intercompany real estate charges	—	4,529	1,268	—	(5,797)	—
Depreciation & amortization	—	4,934	3,264	—	3,586	11,784
Interest expense	—	12,379	1,586	1,662	—	15,627
Income tax expense	—	—	—	—	17,337	17,337
Income (loss) before income taxes	$49,911	$14,789	$(3,128)	$19,647	$(34,988)	$46,231

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

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." The Company currently has no contractual relationship or other business relationship with a VIE and therefore believes that the adoption of FIN 46 will not have a material effect on the Company's consolidated financial position, results of operations or cash flows. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003.

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

        6.     Stock Based Employee Compensation: In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company's common stock exceeds the exercise price the employee must pay for the stock. The Company's policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through September 30, 2003 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$11,044	$9,838	$27,979	$28,894
Add stock-based compensation expense included in reported net income, net of related tax effect	30	38	89	111
Less stock-based compensation expense determined under the fair-value accounting method, net of related tax effect	(409)	(411)	(1,149)	(1,183)

Net income, pro forma	$10,665	$9,465	$26,919	$27,822

Net income per share—diluted, as reported	$0.51	$0.46	$1.29	$1.36
Net income per share—diluted, pro forma	$0.49	$0.45	$1.24	$1.31

        7.     Reorganization Charges: In January 2003, the Company adopted a new operating model, moving from Company-developed and financed restaurant growth to franchisee-financed development. As a result, 2003 financial results will be impacted by certain transition and reorganization charges. For the nine months ended September 30, 2003, we incurred $8.6 million in reorganization charges. $5.5 million of these expenses were related to the write-off of development costs associated with potential sites that we are no longer going to develop as a result of the adoption of our new business model. In addition, we incurred $3.1 million in management consulting, legal fees, severance costs and other expenses associated with the transition to our new business model.

        8.     Stockholders' Equity: On March 24, 2003, the Company declared its first quarterly cash dividend of $0.25 per share of common stock, which was paid on May 19, 2003 to stockholders of record as of May 1, 2003. In addition, on June 30, 2003, the Company declared its second quarterly cash dividend of $0.25 per share of common stock, which was paid on August 18, 2003 to stockholders of record as of August 1, 2003.

        9.     Marketable Securities: Marketable securities are classified as "held-to-maturity" and carried at amortized cost which approximates fair value. These securities consist of investment grade corporate bonds, with maturities of less than one year, in the amount of $43.7 million as of September 30, 2003.

        10.   Subsequent Event: On October 2, 2003, the Company declared its third quarterly cash dividend of $0.25 per share of common stock, which will be payable on November 21, 2003 to stockholders of record as of November 3, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth-certain operating data for IHOP restaurants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
	(Unaudited)
Restaurant Data
Effective restaurants(a)
Franchise	938	849	920	836
Company	76	78	77	75
Area license	128	125	127	123

Total	1,142	1,052	1,124	1,034

System-wide
Sales(b)	$430,273	$374,281	$1,269,631	$1,106,715
Percent change	15.0%	9.3%	14.7%	10.2%
Average sales per effective restaurant	$377	$356	$1,130	$1,070
Percent change	5.9%	0.3%	5.6%	2.7%
Comparable sales percentage change(c)	4.7%	(1.2)%	4.4%	1.0%
Franchise
Sales	$376,242	$324,263	$1,104,499	$956,003
Percent change	16.0%	9.9%	15.5%	12.4%
Average sales per effective restaurant	$401	$382	$1,201	$1,144
Percent change	5.0%	—	5.0%	1.8%
Comparable sales percentage change(c)	4.7%	(1.1)%	4.3%	1.1%
Company
Sales	$19,818	$19,634	$60,827	$55,410
Percent change	0.9%	14.1%	9.8%	6.6%
Average sales per effective restaurant	$261	$252	$790	$739
Percent change	3.6%	1.2%	6.9%	2.4%
Area License
Sales	$34,213	$30,384	$104,305	$95,302
Percent change	12.6%	0.6%	9.4%	(6.1)%
Average sales per effective restaurant	$267	$243	$821	$775
Percent change	9.9%	(1.6)%	5.9%	3.1%

  (a)
  "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. It is calculated by dividing total restaurant operating days by 91 days for a quarterly calculation.

  (b)
  "System-wide sales" are retail sales of franchisees, area licensees and Company-operated restaurants, as reported to IHOP.

  (c)
  "Comparable sales percentage change" reflects the percentage change in sales for restaurants that are operated for the entire fiscal period in which they are being compared and have been open for at least 18 months. Because of new unit openings and store closures, the restaurants opened for an entire fiscal period being compared will be different from period to period. Comparable average sales do not include data on restaurants located in Florida.

        The following table summarizes IHOP's restaurant development and franchising activity:

	Three Months Ended, September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP—beginning of period	1,136	1,043	1,103	1,017
New openings
IHOP-developed	12	21	45	45
Franchisee-developed	1	2	7	7
Area license	4	2	4	4

Total new openings	17	25	56	56
Closings
Company and franchise	(4)	(4)	(10)	(9)
Area License	—	(1)	—	(1)

IHOP—end of period	1,149	1,063	1,149	1,063

Summary—end of period
Franchise	952	861	952	861
Company	68	77	68	77
Area license	129	125	129	125

Total IHOP	1,149	1,063	1,149	1,063

RESTAURANT FRANCHISING ACTIVITY
IHOP-developed	21	17	51	39
Franchisee-developed	1	2	7	7
Rehabilitated and refranchised	4	4	6	5

Total restaurants franchised	26	23	64	51
Reacquired by IHOP	(4)	(2)	(10)	(6)
Closed	(2)	(3)	(4)	(7)

Net addition	20	18	50	38

Forward-Looking Statements

        The following discussion and analysis provides information we believe is relevant to an assessment and understanding of IHOP's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Certain forward-looking statements are contained in this report. They use such words as "may," "will," "expect," "believe," "plan," or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: risks associated with the implementation of the Company's strategic growth plan; the ability to continue to attract qualified franchisees; availability of suitable locations and terms for the sites designated for development; legislation and government regulation, including the ability to obtain satisfactory regulatory approvals; conditions beyond IHOP's control such as weather, natural disasters or acts of war or terrorism; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the International House of Pancakes brand and concept by guests and franchisees; IHOP's overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices and other factors discussed from time to time in our press releases, public statements and/or filings with the Securities and Exchange Commission. Forward-looking information is provided by us pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. In addition, we disclaim any intent or obligation to update these forward-looking statements.

General

        On January 13, 2003, we announced significant changes in the way we conduct our business. These include a transition from Company-financed restaurant development (the "Old Model") to a more traditional franchise development model, in which franchisees finance and develop their new restaurants (the "New Model").

Franchising

        The Company views 2003 as a year of transition from the Old Model to the New Model. Our franchising activities will include both company financed and franchisee financed development in 2003. For clarity of presentation, the discussion below is separated between those activities specific to the Old Model and those which apply to the New Model.

Old Model

        Under the Old Model, when we develop a restaurant we identify the site for the new restaurant, purchase the site or lease it from a third party, and build the restaurant and equip it with all required equipment. We select and train the franchisee and supervisory personnel who will operate the restaurant. In addition, we typically finance approximately 80% of the franchise fee, and lease the restaurant and equipment to the franchisee. In accordance with GAAP, the equipment lease between the Company and the franchisee is treated as a sale in our financial statements. After the franchisee is operating the restaurant, we provide continuing support with respect to operations, marketing and new product development.

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

        The franchisee typically pays approximately 20% of the initial franchise fee in cash, and we finance the remaining amount over five to eight years. We also receive continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant's sales; (2) income from the leasing of the restaurant property and financing of related equipment; (3) revenue from the sale of certain proprietary products, primarily pancake mixes; (4) a local advertising fee equal to about 2% of the restaurant's sales, which is usually collected by IHOP and then paid to a local advertising cooperative; and (5) a national advertising fee equal to 1% of the restaurant's sales. In some cases, we have agreed to accept reduced royalties for a period of time from franchisees in order to assist them in establishing their businesses, where business conditions justify it.

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

        In addition to offering franchises for individual restaurants, the Company offers multi-store development agreements for certain qualified franchisees. These multi-store development agreements provide franchisees with an exclusive right to develop new IHOP restaurants in designated geographic territories for a specified period of time. Multi-store developers are required to develop and operate a specified number of restaurants according to an agreed upon development schedule. Multi-store developers are required to pay a development fee of $20,000 for each restaurant to be developed under a multi-store development agreement. Additionally, for each store which is actually developed, the franchise developer must pay an initial franchise fee of $40,000 against which the development fee of $20,000 is credited. The number of stores and the schedule of stores to be developed under multi-store development agreements is negotiated on an agreement by agreement basis. Therefore, the total development and initial franchise fees are subject to the outcome of those negotiations. With respect to restaurants developed under the New Model, the Company will receive continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant's sales; (2) revenue from the sale of certain proprietary products, primarily pancake mixes; (3) a local advertising fee equal to about 2% of the restaurant's sales, which is usually paid to a local advertising cooperative; and (4) a national advertising fee equal to 1% of the restaurant's sales.

        While there is no specific profile for franchise candidates, the Company primarily expects to market franchises to existing operators who currently own and operate one or more restaurants in the IHOP system or other non-competing segments of the restaurant business, such as quick service or casual dining restaurants.

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

Comparison of Quarter Ended September 30, 2003 to Quarter Ended September 30, 2002

        The fiscal quarters ended September 30, 2003 and 2002 were comprised of 13 weeks (91 days).

        Beginning in the second quarter 2003, IHOP changed its methodology for calculating comparable store sales from a 12-month basis to an 18-month basis. Prior year information has been restated for comparability purposes. The Company believes that an 18-month comparison period provides a more accurate view of its system's performance by excluding the impact of high sales levels typically seen during the first months of operation at new restaurants. All same-store sales information in this Quarterly Report on Form 10-Q is presented using the 18-month methodology.

System-Wide Retail Sales

        System-wide retail sales include the sales from all IHOP restaurants as reported to IHOP by its franchisees, area licensees and Company-operated restaurants. System-wide retail sales grew by $56.0 million or 15.0% in the third quarter of 2003 over the same period in 2002. The growth in system-wide sales was primarily due to an increase in the number of effective restaurants, and a 4.7% increase in comparable restaurant sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 8.6% from 1,052 to 1,142 in the third quarter of 2003 over the same period in the prior year due to new restaurant development.

Franchise Operations

        Franchise revenues are the revenues received by IHOP from its franchisees and area licensees and primarily include royalties, sales of proprietary products, advertising fees and franchise fees. Franchise and license revenues grew by 15.6% to $35.8 million in the third quarter of 2003 from $30.9 million in the same period of 2002. Franchise and license revenues increased primarily due to an increase in retail sales in franchise restaurants of 16.0% from $324.3 million in the third quarter of 2002 to $376.2 million in the third quarter of 2003. The increase in retail sales in franchised restaurants was primarily due to a 10.5% increase in the number of effective franchise restaurants from 849 to 938, and a 4.7% increase in comparable franchise restaurant sales.

        Franchise expenses consist primarily of advertising expenses and the cost of proprietary products, which are variable in nature and are expected to fluctuate with franchise revenues. Franchise expenses increased by 19.0% to $16.3 million in the third quarter of 2003 from $13.7 million in the third quarter of 2002. The increase in franchise expenses was primarily a result of the increase in franchise revenues mentioned above.

        Franchise operations margin increased by 12.9% from $17.3 million in the third quarter of 2002 to $19.5 million in the same period in 2003.

Rental Operations

        Rental revenue includes rental income from operating leases and interest income from direct financing leases. Rental revenues increased by 17.6% to $29.6 million in the third quarter of 2003 from $25.2 million in the same period of 2002. An increase in rental income associated with an increase in operating leases was the primary cause of the rental revenue increase.

        Rental expenses consist primarily of rental costs associated with operating leases and interest expense on direct financing leases. Rental expenses increased by 17.3% to $21.7 million in the third quarter of 2003 from $18.5 million in the same period of 2002. An increase in rental costs associated with an increase in operating leases was the primary cause of the increase in rental expenses.

        Rental operations margin increased by 18.4% from $6.6 million in the third quarter of 2002 to $7.9 million in the same period in 2003.

Company Restaurant Operations

        Company restaurant operations revenues are retail sales to customers at restaurants operated by IHOP. Company restaurant operations revenues increased by 0.9% to $19.8 million in the third quarter of 2003 from $19.6 million in the same period of 2002. The increase in Company restaurant operating revenues was primarily due to a 3.6% increase in average sales per effective Company restaurant. The increase in average sales per effective Company restaurant was partially offset by a decrease of 2.6% in effective IHOP-operated restaurants.

        Company restaurant expenses include food, labor and benefits, utilities, rent and other real estate related costs. Company restaurant expenses increased by 5.1% to $21.5 million in the third quarter of 2003 from $20.4 million in the same period of 2002. Company restaurant expenses were impacted by higher costs associated with reacquired and newly opened IHOP-operated restaurants and labor related costs. The higher labor related expenses were due primarily to the hiring of new Assistant General Managers and higher worker's compensation and management incentive expenses.

        Company restaurant operations margin is Company restaurant operations revenues less Company restaurant expenses. Company restaurant operations margin was a negative $1.7 million in the third quarter of 2003, or 106.3% greater than the negative gross margin of $0.8 million in the same period of 2002. The primary reason for the increased loss on Company restaurant operations was an increase in costs associated with reacquired and newly opened IHOP-operated restaurants and labor related expenses in the third quarter of 2003 over 2002. Higher labor related expenses were due primarily to the hiring of new Assistant General Managers and higher worker's compensation and management incentive expenses.

Financing Operations

        Financing operations revenues are primarily revenues from the sale of franchises and equipment and interest income on the financing of franchise fee and equipment notes. Finance operations revenues increased by 19.9% to $19.6 million in the third quarter of 2003 from $16.3 million in the same period of 2002. The increase in revenues was primarily due to a 23.5% increase in the sale of IHOP-developed restaurants from 17 in the third quarter of 2002 to 21 in the same period of 2003.

        Financing operations costs and expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Finance operations costs and expenses increased by 25.6% to $11.3 million in the third quarter of 2003 from $9.0 million in the same period of 2002. The increase in costs was primarily due to the increase in the sale of IHOP-developed restaurants mentioned above and an increase in interest expense associated with a private placement of debt in November 2002.

        Financing operations margin in the third quarter of 2003 was $8.3 million, or 13.0% above the prior period margin of $7.3 million. The primary reason for the increase in financing operations margin was the increase in profits associated with the sale of IHOP-developed restaurants, and an increase in franchise and equipment note interest. The increase was partially offset by additional interest expense associated with the senior notes issued in connection with the November 2002 private placement.

General and Administrative Expenses

        General and administrative expenses decreased $0.6 million, or 4.4%, from $13.3 million in the third quarter of 2002 to $12.7 million in the same period of 2003. The decrease in general and administrative expenses was due primarily to lower management consulting expenses in 2003 when compared to 2002.

Other (Income) Expense, Net

        Other (income) expense, net, increased $1.1 million or 79.8%, from $1.4 million in the third quarter of 2002 to $2.4 million in the same period of 2003. The increase in other (income) expense, net was primarily due to a write-down of assets of $0.9 million resulting from the decision to close a restaurant.

Reorganization Charges

        Reorganization charges of $1.1 million were incurred in the third quarter of 2003 as a result of IHOP's transition to its new business model. Reorganization charges are described more fully in Note 7 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Provision for Income Taxes

        The Company's effective tax rate was 37.5% for the third quarter of both 2003 and 2002.

Comparison of the Nine Months Ended September 30, 2003 and 2002

        The nine months ended September 30, 2003 and 2002 were comprised of 39 weeks (273 days).

        Beginning in the second quarter 2003, IHOP has changed its methodology for calculating comparable store sales from a 12-month basis to an 18-month basis. Prior year information has been restated for comparability purposes. The Company believes that implementing an 18-month comparison period will enable a more accurate view of its system's performance by excludingthe impact of high sales levels typically seen during the first months of operation at new restaurants. All same-store sales information in this Quarterly Report on Form 10-Q is presented using the 18-month methodology.

System-Wide Retail Sales

        System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and Company-operated restaurants. System-wide retail sales grew by $162.9 million or 14.7% in the nine months ended September 30, 2003 over the same period in 2002. The growth in system-wide sales was primarily due to an increase in the number of effective restaurants, and a 4.4% increase in comparable restaurant sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 8.7% from 1,034 to 1,124 in the nine months ended September 30, 2003 over the same period in the prior year due to new restaurant development.

Franchise Operations

        Franchise revenues are the revenues received by IHOP from its franchisees and area licensees and primarily include royalties, sales of proprietary products, advertising fees and franchise fees. Franchise and license revenues grew by 14.7% to $104.3 million in the nine months ended September 30, 2003 from $90.9 million in the same period of 2002. Franchise and license revenues grew primarily due to an increase in retail sales in franchise restaurants of 15.5% from $956.0 million in the nine months ended September 30, 2002 to $1,104.5 million in the nine months ended September 30, 2003. The increase in retail sales in franchised restaurants was primarily due to a 10.0% increase in the number of effective franchise restaurants from 836 to 920 and a 4.3% increase in comparable franchise restaurant sales.

        Franchise expenses consist primarily of advertising and the cost of proprietary product, which are variable in nature and are expected to fluctuate with franchise revenues. Franchise expenses increased by 16.1% to $47.6 million in the nine months ended September 30, 2003 from $41.0 million in the nine months ended September 30, 2002. The increase in franchise expenses was primarily a result of the increase in franchise revenues mentioned above.

        Franchise operations margin increased by 13.5% from $49.9 million in the nine months ended September 30, 2002 to $56.6 million in the same period in 2003.

Rental Operations

        Rental revenue includes rental income from operating leases and interest income from direct financing leases. Rental revenues increased by 18.1% to $86.9 million in the nine months ended September 30, 2003 from $73.5 million in the same period of 2002. An increase in rental income associated with an increase in operating leases was the primary cause of the revenue increase.

        Rental expenses consist primarily of rental expense associated with operating leases and interest expense on direct financing leases. Rental expenses increased by 17.8% to $63.9 million in the nine months ended September 30, 2003 from $54.2 million in the same period of 2002. An increase in rental costs associated with an increase in operating leases was the primary cause of the increase in rental expense.

        Rental operations margin increased by 19.2% from $19.3 million in the nine months ended September 30, 2002 to $23.0 million in the same period in 2003.

Company Restaurant Operations

        Company restaurant operations revenues are retail sales to customers at restaurants operated by IHOP. Company restaurant operations revenues increased by 9.8% to $60.8 million in the nine months ended September 30, 2003 from $55.4 million in the same period of 2002. Increases in the number of effective IHOP-operated restaurants coupled with an increase in average sales per effective company restaurant primarily caused the revenue increase. Effective IHOP-operated restaurants increased from 75 to 77 or 2.7%, in the nine months ended September 30, 2003 over the same period in 2002. Average sales per effective Company restaurant increased by 6.9%.

        Company restaurant expenses include food, labor and benefits, utilities, rent and other real estate related costs. Company restaurant expenses increased by 12.6% to $64.9 million in the nine months ended September 30, 2003 from $57.6 million in the same period of 2002. Company restaurant expenses were impacted by higher costs associated with reacquired and newly opened IHOP-operated restaurants and labor related costs. The higher labor related expenses were due primarily to the hiring of new Assistant General Managers and higher worker's compensation and management incentive expenses.

        Company restaurant operations margin is Company restaurant operations revenues less Company restaurant expenses. Company restaurant operations margin was a negative $4.1 million in the nine months ended September 30, 2003, or 83.4% greater than the negative gross margin of $2.2 million in the same period of 2002. The primary reason for the increased loss on Company restaurant operations was an increase in costs associated with reacquired and newly opened IHOP-operated restaurants and labor related expenses for the nine months ended September 30, 2003 over 2002. Higher labor related expenses were due primarily to the hiring of new Assistant General Managers and higher worker's compensation and management incentive expenses.

Financing Operations

        Financing operations revenues are primarily revenues from the sale of franchises and equipment and interest income on the financing of franchise fee and equipment notes. Finance operations revenues increased by 29.7% to $50.1 million in the nine months ended September 30, 2003 from $38.6 million in the same period of 2002. The increase in revenues was primarily due to a 30.8% increase in the sale of IHOP-developed restaurants from 39 in the nine months ended September 30, 2002 to 51 in the same period of 2003.

        Financing operations costs and expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Finance operations costs and expenses increased by 48.0% to $28.0 million in the nine months ended September 30, 2003 from $18.9 million in the same period of 2002. The increase in costs was primarily due to the increase in the sale of IHOP-developed restaurants mentioned above and an increase in interest expense associated with a private placement of debt in November 2002.

        Financing operations margin in the nine months ended September 30, 2003 was $22.0 million or 12.1%, above the prior period margin of $19.6 million. The primary reason for the increase in finance operations margin was the increase in the sale of IHOP-developed restaurants from 39 in 2002 to 51 in 2003. The increase was partially offset by additional interest expense of $3.9 million associated with the senior notes issued in the November 2002 private placement.

General and Administrative Expenses

        General and administrative expenses increased $1.9 million, or 5.2%, from $36.7 million in the nine months ended September 30, 2002 to $38.6 million in the same period of 2003. The increase in general and administrative expenses was due primarily to normal increases in salaries and wages and additional costs associated with the new focus on marketing, operations, training and information technology.

Other (Income) Expense, Net

        Other (income) expense, net, increased $1.9 million or 50.8%, from $3.8 million in the nine months ended September 30, 2002 to $5.7 million in the same period of 2003. The increase in other (income) expense, net was primarily due to a write-down of assets of $0.9 million resulting from the decision to close a restaurant.

Reorganization Charges

        Reorganization charges of $8.6 million were incurred in the nine months ended September 30, 2003, as a result of IHOP's transition to its new business model. Reorganization charges are described more fully in Note 7 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Provision for Income Taxes

        The Company's effective tax rate was 37.5% for both the nine months ended September 30, 2003 and 2002.

Balance Sheet Accounts

        The balance of cash and cash equivalents at September 30, 2003 decreased to $35.7 million from $98.7 million at December 31, 2002, primarily due to the purchase of highly liquid marketable securities of $43.7 million.

        Marketable securities at September 30, 2003 increased to $43.7 million from zero at December 31, 2002, due primarily to the purchase of short-term investment grade corporate bonds maturing at various dates through September 2004.

        The balance of property and equipment, net at September 30, 2003 increased 9.5% to $313.3 million from $286.2 million at December 31, 2002, primarily due to new restaurant development.

Liquidity and Capital Resources

        In 2003, the Company will still invest in the development of additional restaurants and, to a lesser extent, in the remodeling of older Company-operated restaurants. 2003 will be a transition year to the Company's New Model with a reduced level of development-related investments in 2003 and little or no investment in development thereafter.

        In 2003, IHOP and its franchisees and area licensees plan to develop and open approximately 77 to 81 restaurants. Included in that number is the development of 58 new restaurants by the Company and the development of 19 to 23 restaurants by our franchisees and area licensees. Capital expenditure projections for 2003, which include our portion of the above development program, are estimated to be approximately $90 million to $100 million. In November 2003, the fourth installment of $3.9 million in principal is due on our senior notes due 2008. We expect that funds from operations and proceeds from our November 2002 private placement of senior notes, proceeds from leasehold mortgage term debt, proceeds from sale and leaseback arrangements, and our $25 million revolving line of credit will be sufficient to cover our operating requirements, our budgeted capital expenditures, our principal repayments on our senior notes, dividend payments and share repurchases through December 2003. At September 30, 2003, the Company had cash and cash equivalents of $35.7 million, and $25 million was available to be borrowed under our noncollateralized bank revolving line of credit agreement.

        On January 13, 2003, the Company announced that the Board of Directors had authorized the repurchase of up to an additional 2.6 million shares of IHOP Corp. common stock. For the nine months ended September 30, 2003, the Company had cumulatively repurchased 0.6 million shares of its common stock.

        The following are our significant contractual obligations and payments as of September 30, 2003 (in thousands):

	Payments Due By Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Debt excluding capital leases	$5,723	$11,762	$39,572	$92,637	$149,694
Operating leases	58,399	115,489	115,825	883,860	1,173,573
Capital leases	22,542	45,945	46,189	305,170	419,846

Contractual obligations	$86,664	$173,196	$201,586	$1,281,667	$1,743,113

Off Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements other than the operating leases disclosed above.

Outlook

        As discussed above, in January 2003, the Company adopted its new operating model, transitioning from Company-developed and financed restaurant growth to franchisee-financed development. 2003 will be characterized by the continued execution of our old operating model at a lower level than in 2002 with a migration to the new model.

        The Company believes that in 2003 the continuation of the old business model will result in the development and financing of approximately 58 new restaurants by the Company. We expect all other revenue factors to be consistent with past practice. We believe that franchise royalties will, with a few exceptions, continue to be 4.5% of franchise restaurant sales, and there will continue to be profitable sales of proprietary products. We will also continue to charge our franchisees for national and cooperative advertising at a combined rate of 3% of restaurant sales. In addition, interest charges related to the financing of franchise and equipment notes will also be the same as past practices.

        As we move to 2004 and beyond, we expect to internally finance very few new IHOP restaurants and we expect the number of franchisee-developed restaurants to increase from historical levels. We do not expect to reach our ongoing franchisee development level until 2005. In 2005, we expect that our franchisees will develop 65 to 85 restaurants.

        In 2004 and thereafter, other economic terms should remain consistent with past practices. However, we will no longer receive new or additional streams of revenue from leasing and financing activities. We will continue to receive revenues from pre-existing leases and notes entered into in 2003 and earlier. As these leases expire and notes are repaid, associated revenues will decline accordingly.

        In July 2003, the Company announced a strategic reorganization of the Company designed to realign IHOP's corporate structure and resources to support the requirements of its new operating model and increased marketing and operational efforts. We anticipate the reorganization to be substantially completed by the end of the first quarter of 2004. The reorganization is expected to result in on-going steady-state cost reductions of approximately $3 million per year.

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

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." The Company currently has no contractual relationship or other business relationship with a VIE and therefore believes that the adoption of FIN 46 will not have a material effect on the Company's consolidated financial position, results of operations or cash flows. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to interest rate risk for its investments in marketable securities. At September 30, 2003, the Company had $43.7 million in marketable securities maturing at various dates through September 2004. The Company's investments are comprised primarily of investment grade corporate bonds. The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment. At September 30, 2003, the fair value of investments approximated the carrying value.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        (a)   None

Item 6. Exhibits and Reports of Form 8-K.

(a)
Exhibits

3.1	Restated Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to the 2002 Form 10-K is incorporated herein by reference).
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.'s Form 10-Q for the quarterly period ended September 30, 2001 is incorporated herein by reference).
*10.1	Employment Agreement between IHOP Corp. and Patrick Piccininno dated July 14, 2003 is filed herewith.
11.0	Statement Regarding Computation of Per Share Earnings.
31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFOpursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K.

  On August 12, 2003, IHOP furnished a Current Report on Form 8-K, dated August 7, 2003, under Item 12 with respect to earnings information for the quarterly period ended June 30, 2003.

  On October 24, 2003, IHOP furnished a Current Report on Form 8-K, dated October 24, 2003, under Item 12 with respect to earnings information for the quarterly period ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHOP Corp.
(Registrant)
November 6, 2003 (Date)	BY:	/s/ JULIA A. STEWART President and Chief Executive Officer (Principal Executive Officer)
November 6, 2003 (Date)		/s/ THOMAS CONFORTI Chief Financial Officer (Principal Financial Officer)

QuickLinks

IHOP CORP. AND SUBSIDIARIES INDEX
PART I. FINANCIAL INFORMATION
IHOP CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
IHOP CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
IHOP CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except per share amounts) (Unaudited)
IHOP CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
IHOP CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits and Reports of Form 8-K.
SIGNATURES