Form 10-K
period 2003-12-31
IHOP CORP
filed 2004-03-12
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2 of the Act). Yes ☒ No ☐

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2003: $690 million.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 29, 2004
Common Stock, $.01 par value	21,412,273

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 25, 2004 (the "2004 Proxy Statement") are incorporated by reference into Part III.

PART I

Item 1. Business.

a.     General Development of Business

        IHOP Corp. (referred to herein as "IHOP" or the "Company") was incorporated under the laws of the State of Delaware in 1976. In July 1991, IHOP completed an initial public offering of common stock. There were no significant changes to our corporate structure during 2003.

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

        This Annual Report on Form 10-K should be read in conjunction with the cautionary statements on page 15.

b.     Financial Information about Industry Segments

        In January 2003, we announced significant changes in the way we conduct our business. These include a transition from Company-financed restaurant development (the "Old Model") to a more traditional franchise development model, in which franchisees finance, develop and operate their new restaurants (the "New Model"). In order to reflect the change in IHOP's business model, the Company has also changed the presentation of its segment information. IHOP identifies its segments based on the organizational units used by management to monitor performance and make operating decisions. IHOP's segments are recorded in four categories: franchise operations, rental operations, Company restaurant operations and financing operations. The Franchise Operations segment includes restaurants operated by our franchisees and area licensees in the United States and Canada. The Franchise Operations segment consists primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company's intellectual property. The Rental Operations segment consists of rental income and expense and direct financing lease interest income and capital lease interest expense on restaurants operated by franchisees. The Company Restaurant Operations segment includes Company-operated restaurants in the United States. The Financing Operations segment consists of the portion of franchise fees not allocated to the Company's intellectual property, sales of equipment as well as interest income from the financing of franchise fee and equipment leases. Prior period information has been restated to conform with the current year presentation, however, the management's discussion and analysis of financial condition and results of operations for the fiscal years ended December 31, 2002 and 2001 have not been restated. Please see Note 14 to the Consolidated Financial Statements in this Annual Report on Form 10-K for more details.

c.     Narrative Description of Business

  General

        IHOP Corp. and its subsidiaries develop, operate and franchise International House of Pancakes restaurants, one of America's best-known, national, family restaurant chains. At December 31, 2003, there were 1,165 IHOP restaurants. Franchisees operated 991 of these restaurants, area licensees operated 130 restaurants, and IHOP operated 44 restaurants. Franchisees and area licensees are independent third parties who are licensed by IHOP to operate their restaurants using IHOP's trademarks, operating systems and methods. IHOP restaurants are located in 48 states and Canada.

        IHOP restaurants feature table service and moderately priced, high-quality food and beverage items in an attractive and comfortable atmosphere. Although the restaurants are best known for their award-winning pancakes, omelets and other breakfast specialties, IHOP restaurants offer a broad array of lunch, dinner and snack items as well. They are open throughout the day and evening hours, and many operate 24 hours a day.

        Franchisees and area licensees operate more than 95% of IHOP restaurants. Our approach to franchising is founded on the franchisees' active involvement in the day-to-day operations of their respective restaurants. We are selective in granting franchises and we prefer to franchise to those who intend to be active in the management of their restaurant(s), rather than to passive investors or investment groups.

        We seek to increase our revenues and profits by focusing on several areas of our business. These areas include: (1) franchising of new IHOP restaurants, (2) marketing, advertising and product development programs aimed at attracting new guests and retaining our existing guests, and (3) implementation of restaurant-level operating changes designed to improve sales and profitability.

  Restaurant Development

        Prior to January 2003, IHOP financed and developed the large majority of new IHOP restaurants prior to franchising them (the "Old Model"). Under the Old Model, when the restaurant was ultimately franchised, we typically became the franchisee's landlord and equipment lessor. Our new business model (the "New Model") relies on franchisees to finance and develop IHOP restaurants. Under the New Model, IHOP approves the franchisees' proposed sites but does not contribute capital or become the franchisee's landlord.

        The New Model contemplates that substantially all new IHOP restaurants will be financed and developed by franchisees or area licensees in 2004 and thereafter. In 2003, we developed 56 IHOP restaurants under the Old Model, and our franchisees and area licensees financed and developed 18 additional new restaurants.

        Regardless of the business model, new IHOP restaurants are only developed after a stringent site selection process supervised by our senior management. We expect to add restaurants to the IHOP system in major markets where we already have a core guest base. We believe that concentrating growth in existing markets allows us to achieve economies of scale in our supervisory and advertising functions. We also look to strategically add restaurants in geographic areas in which we have no presence or our presence is limited.

        In 2003, we primarily built two types of new free-standing restaurant buildings. The larger format restaurant is approximately 4,900 square feet in size and contains 176 seats. The second building type is designed for use in smaller markets. It is approximately 4,000 square feet in size and seats about 134 people. We also purchased and converted existing buildings into IHOP restaurants. The square footage and number of seats in a restaurant conversion vary by location. In 2003, restaurant conversions averaged 150 seats per restaurant. Our older A-Frame style restaurants, which have not been built since 1985, contain approximately 3,000 square feet and about 100 seats. Of the 56 new IHOP restaurants we developed in 2003, 21 were larger format buildings, 28 were smaller format buildings, and 7 were restaurant conversions or leased space in multi-tenant buildings.

        To the greatest extent possible, subject to local zoning restrictions, we continue to use our familiar signature blue color on the roof, awnings and other exterior decor of our restaurants.

        The table below sets forth our average development cost per restaurant in 2003. For leased restaurants the discounted present value of the lease and any additional sums paid to acquire the lease have been allocated to land, building and site improvements and other costs, as appropriate.

Average Per Restaurant
Land	$658,000
Building	883,000
Equipment	356,000
Site improvements and other costs	213,000

Total	$2,110,000

  Future Restaurant Development

        In 2003, we entered into several franchise development agreements. As of December 31, 2003, we had signed commitments from our franchisees to build 137 restaurants over the next several years. This number includes 11 Single-Store Development Agreements and 20 larger Multi-Store Development Agreements.

        In 2004, we expect to open 40 to 55 new restaurants. We expect our franchisees to develop approximately 30 to 40 new restaurants. IHOP Corp. will develop approximately five to ten new restaurants, which includes the four holdover restaurants from 2003 under the Old Model, as well as the addition of Company-operated restaurants in Cincinnati, Ohio. We expect our area licensee in Florida to develop approximately five restaurants in 2004. In terms of timing, we expect the majority of openings to occur in the second half of 2004.

        The following table represents our development commitments as of December 31, 2003.

		Scheduled Opening of Restaurants by
	Number of Signed Agreements at 12/31/03	2004	2005	2006	2007 and thereafter	Total
Single-store development agreements	11	11	0	0	0	11
Multi-store development agreements	20	21	19	19	67	126

	31	32	19	19	67	137

        The Company believes that a total of 400-800 additional IHOP restaurant opportunities exist in the United States as of December 31, 2003, and is actively recruiting existing and new franchisees to develop these opportunities.

  Franchising

        Since 2003 was a year of transition from the Old Model to the New Model, our franchising activities included restaurants developed under both models in 2003. For clarity of presentation, the discussion is separated between those activities specific to the Old Model and those which apply to the New Model.

  Old Model

        Under the Old Model, when we develop a restaurant, we identify the site for the new restaurant, purchase the site or lease it from a third party, and build the restaurant and equip it with all required equipment. We select and train the franchisee and supervisory personnel who will operate the restaurant. In addition, we finance approximately 80% of the franchise fee and lease the restaurant and equipment to the franchisee. After the franchisee is operating the restaurant, we provide continuing support with respect to operations, marketing, training and new product development.

        Our involvement in the development of new restaurants allows IHOP to charge a franchise and development fee. In addition, we derive income from the financing of the franchise and development fee and from the leasing of property and equipment to franchisees. However, we also incur obligations in the development, franchising and start-up operations of the new restaurants.

        An initial franchise fee of approximately $200,000 to $550,000 is generally required for a newly developed restaurant, depending on the site. The franchisee typically pays approximately 20% of the initial franchise fee in cash, and we finance the remaining amount over five to eight years. We also receive continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant's sales; (2) income from the leasing of the restaurant and related equipment; (3) revenue from the sale of certain proprietary products, primarily pancake mixes; (4) a local advertising fee equal to about 2% of the restaurant's sales, which is usually paid to a local advertising cooperative and is used to purchase local television, radio and print advertising; and (5) a national advertising fee equal to 1% of the restaurant's sales which is primarily used to fund the creation of new television commercials, network television advertising time and to defray a portion of the Company's costs associated with marketing and advertising.

  New Model

        Under the New Model, IHOP's approach to franchising is similar to that of most of our franchising competitors in the foodservice industry. Franchisees can undertake individual store development or multi-store development. Under the single store development program, the franchisee is required to pay a non-refundable location fee of $15,000. If the proposed site is approved for development, the location fee of $15,000 is credited against an initial franchise fee of $50,000. The franchisee will then use his or her own capital, or arrange other financing to acquire a site, build and equip the business and fund working capital needs.

        The Company also offers multi-store development opportunities for qualified franchisees. These multi-store development agreements provide franchisees with an exclusive right to develop new IHOP restaurants in designated geographic territories for specified periods of time. Multi-store developers are required to develop and operate a specified number of restaurants according to an agreed upon development schedule. Multi-store developers are required to pay a development fee of $20,000 for each restaurant to be developed under a multi-store development agreement. Additionally, for each store which is actually developed, there is an initial franchise fee of $40,000 against which the development fee of $20,000 is credited. The number of stores and the schedule of stores to be developed under multi-store development agreements is negotiated on an agreement by agreement basis. Therefore, the amounts of the development and initial franchise fees are subject to the outcome of those negotiations. With respect to restaurants developed under the New Model, the Company receives continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant's sales; (2) revenue from the sale of certain proprietary products, primarily pancake mixes; (3) a local advertising fee equal to about 2% of the restaurant's sales, which is usually paid to a local advertising cooperative and is used to purchase local television, radio and print advertising; and (4) a national advertising fee equal to 1% of the restaurant's sales which is primarily used to fund the creation of new television commercials, network television advertising time and to defray a portion of the Company's costs associated with marketing and advertising.

        While there is no specific profile for franchise candidates, the Company primarily markets franchises to existing operators who currently own and operate one or more restaurants in the IHOP system and operators, that meet our operating standards, in other non-competing segments of the restaurant business.

  Area License Agreements

        We have entered into long-term area licensing agreements covering the state of Florida and the southern-most counties of Georgia and the province of British Columbia, Canada. As of December 31, 2003, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 130 IHOP restaurants and the area licensee for the province of British Columbia, Canada operated or sub-franchised a total of 12 IHOP restaurants. The area license agreements provide for royalties ranging from 0.5% to 2% of sales, and advertising fees of 0.25% of sales and give the area licensees the right to develop new IHOP restaurants in their territories. We also derive revenue from the sale of proprietary products to these area licensees and their sub-franchisees. We treat the revenues from our area licensees as franchise operations revenues for financial reporting purposes.

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

        Restaurants that we reacquire from franchisees typically require investment in remodeling and rehabilitation before being refranchised. They may remain as Company-operated restaurants for a period which typically ranges from one to five years. As a consequence, a significant number of Company-operated restaurants are likely to incur operating losses during the initial period of their rehabilitation. At the end of 2003, the Company operated a total of 44 IHOP restaurants. In 2003, the Company announced its intention to develop and operate between 15-20 IHOP restaurants in Cincinnati, Ohio. The development of the 15-20 restaurants will be completed over the next three years. The Company will operate these restaurants in order to highlight best practices in operations and training.

  Refranchising Program

        Restaurants that we reacquire are often underperforming as a result of having been poorly operated and physically neglected. When we reacquire a restaurant, we begin a multi-step rehabilitation program for that restaurant. First these restaurants are physically rehabilitated, then we hire, as necessary, and train the restaurant staff. After these first steps are completed, we implement new marketing and operations programs designed to regain the business of former guests and attract new patrons. After a restaurant has been rehabilitated, and its sales volume reaches acceptable levels, the restaurant is refranchised to a qualified franchisee.

  Remodel Program

        We require most of our franchisees, and strongly encourage all of our franchisees, to periodically remodel their restaurants. In most instances, we require that our restaurants be remodeled at least every 5 years. There were 158 remodels completed in 2003.

  Make-up of Franchise System

        The table below sets forth information regarding the distribution of single-unit and multi-unit franchisees in the IHOP system. It does not include information concerning our area licensees or their sub-franchisees as of December 31, 2003.

Number of Units Held by Franchisee	Franchisees	Percent of Total	Restaurants	Percent of Total
One	216	57.0%	216	21.8%
Two to Five	129	34.0%	360	36.3%
Six to Ten	20	5.2%	154	15.5%
Eleven to Fifteen	7	1.9%	92	9.3%
Sixteen and over	7	1.9%	169	17.1%

Total	379	100.0%	991	100.0%

  Restaurant Operations and Support

        It is our goal to make every dining experience at an IHOP restaurant a satisfying one. Our franchisees and managers of Company-operated restaurants always strive to exceed guests' expectations. We hold firm to the belief that a satisfied guest will be a repeat guest and will tell others about our restaurants. To ensure that our guests' expectations are fulfilled, all restaurants are operated in accordance with uniform operating standards and specifications relating to the quality and preparation of menu items, selection of menu items, maintenance, repair and cleanliness of premises, and the appearance and conduct of employees.

        Our Operations Department is charged with ensuring that these high standards are met at all times. We have developed our operating standards in consultation with our franchisee operators. These standards are detailed in our Manual of Standard Operating Procedures.

        The Company has established a rating system whereby all IHOP franchisees are evaluated and graded. The evaluation consists of many factors including consultation, mystery shop and health department scores. The franchisee grades are on an "A" through "F" scale. Our Operations Department works closely with all of our operators in order to improve their scores and grades. However, in the cases of "D" and "F" operators, immediate improvement is expected or proactive efforts are undertaken to remove these operators from our system.

        Each franchise restaurant is assigned a Franchise Business Consultant and an Operational Assessment Specialist. The Franchise Business Consultant regularly visits an assigned group of restaurants and is responsible for the achievement of budgeted sales, consultation with franchisees regarding financial, operational, marketing, and human resource objectives, including certification of trainers, and development of strategies and tactics for each franchise restaurant. The Operational Assessment Specialist visits each restaurant twice a year and is responsible for conducting operational audits, providing consultation reports, and assessing product quality, quality assurance, equipment, facilities, and management techniques.

        We are currently evaluating a plan to close our regional offices and consolidate all of our franchisee and operations support in our Restaurant Support Center ("RSC") in Glendale, CA. The RSC is designed to support our franchisees and restaurant operators. In 2004, the RSC will utilize an automated call center to facilitate its support functions.

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

        The Company offers additional training courses from time to time on subjects such as suggestive selling, guest service, managing people, and limited time offer promotions.

        The IHOP menu offers a large selection of high-quality, moderately priced products designed to appeal to a broad guest base. These include a wide variety of pancakes, waffles, omelets and breakfast specialties, chicken, steak, sandwiches, salads and lunch and dinner specialties. Most IHOP restaurants offer special items for children and seniors at reduced prices. In recognition of local tastes, IHOP restaurants typically offer regional specialties that complement the IHOP core menu. Our Product Research and Development Department works together with franchisees and our Operations and Marketing Departments to continually develop new menu and promotion ideas. These new items are thoroughly evaluated in our test kitchen and in limited regional tests, which include media support from time-to-time, before being introduced throughout the system. The purpose of adding new items is to be responsive to our guests' needs and requests.

  Mystery Shop Program

        The Company maintains an on-going independent Mystery Shop Program. The program is designed to give us a better understanding of how our restaurant teams operate and how we measure against our competitors. As a result, we are able to apply the individual feedback from each mystery shop visit at the restaurant level and work closely with our franchisees to develop a specific action plan to improve each restaurant's performance. We have set benchmark improvement scores against which we will measure future performance.

        In 2004, we plan to conduct approximately four mystery shops per quarter in each of our restaurants.

  Marketing and Advertising

        Most IHOP franchisees and Company-operated restaurants contribute 2% of sales to local advertising cooperatives. The advertising co-ops use these funds to purchase television advertising time, radio advertising time and place advertisements in printed media or direct mail. In addition to television advertising, IHOP encourages other local marketing by its franchisees. These marketing programs often include discounts and specials aimed at increasing guest traffic and encouraging repeat business.

        In 2003, we devoted a substantial portion of our advertising budget to national television advertising, in recognition of the national scope of the chain and the economies of scale available to national advertisers. We implemented new promotional media advertising and recommended pricing strategies for five different promotions, including the launch of a new advertising campaign supported by our first utilization of network television media, and achieved a system-wide same-store sales growth of 4.8% for the year.

        In 2004, we plan to launch six different product promotions, three of which will be advertised on national network television. Building upon the strength of our breakfast offerings, we will include new breakfast offerings and an increased focus on lunch and dinner promotions. We will continue to use our very successful "Come hungry. Leave happy." advertising campaign. With the additions of a third period of network advertising and limited time offers unique to IHOP, we expect to continue to drive increased same-store sales throughout our system.

  Purchasing

        IHOP has entered into supply contracts for pancake mixes and pricing agreements for most major products carried in IHOP restaurants to ensure the availability of quality products at competitive prices. We also have negotiated agreements with food distribution companies to limit markups charged on food and restaurant supplies purchased by individual IHOP restaurants. In some instances, the Company is required to enter into commitments to purchase food and other items on behalf of the IHOP system as a whole. At December 31, 2003, our outstanding purchase commitments were $2.4 million. The Company has developed processes to facilitate the liquidation of these commitments to minimize financial exposure.

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

        The acquisition of sites is also highly competitive. Our system is often competing with other restaurant chains and retail businesses for suitable sites for the development of new restaurants.

        Foodservice chains in the United States include the following segments: quick-service sandwich, chicken, pizza, fast casual, family restaurant, casual dining, dinner house, buffet, hotel restaurant and contract/catering. Differentiated chains competing within their segments against each other and local, single-outlet operators characterize the current structure of the U.S. restaurant and institutional foodservice market.

        Information published in 2003 by The Nations Restaurant News ranked IHOP 27th out of the top 100 foodservice chains based on estimated fiscal 2003 system-wide sales in the United States. The same publication included 10 family restaurant chains in its top 100 chains, and IHOP ranked second in this segment based on system-wide sales.

        The Company also competes against other franchising organizations for new franchise developers.

  Trademarks and Service Marks

        We have registered our trademarks and service marks with the United States Patent and Trademark Office. These include "International House of Pancakes," "IHOP" and variations of each, as well as "The Home of the Never Empty Coffee Pot," "Rooty Tooty Fresh "N Fruity," and "Harvest Grain "N Nut." We also register new trademarks and service marks from time to time. We are not aware of any infringing uses that could materially affect our business or any prior claim to these marks that would prevent us from using or licensing the use thereof for restaurants in any area of the United States. We have also registered our trademarks and service marks and variations thereof in Canada for use by our current licensees. Where feasible and appropriate, we register our trademarks and service marks in other nations for future use. Our current registered trademarks and service marks will expire, unless renewed, at various dates from 2004 to 2012. We generally apply to renew our active trademarks prior to their expiration.

  Seasonality

        IHOP's business, like that of most restaurant companies, is somewhat seasonal. Our restaurants generally experience greater guest traffic and sales in the summer months and during various holidays when children are out of school and family vacations are more frequent. Restaurants located in certain resort areas and warm weather climates tend to experience greater guest traffic and sales in the winter months.

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

  Employees

        At December 31, 2003, we employed 2,379 persons, of whom 266 were full-time, non-restaurant, corporate personnel.

Item 2. Properties.

        The table below shows the location and status of the 1,165 IHOP restaurants as of December 31, 2003:

Location	Franchise	Company- Operated	Area License	Total
United States
Alabama	14	3	0	17
Alaska	1	0	0	1
Arizona	27	0	0	27
Arkansas	9	0	0	9
California	212	3	0	215
Colorado	29	1	0	30
Connecticut	8	0	0	8
Delaware	2	0	0	2
Florida	0	0	129	129
Georgia	48	1	1	50
Hawaii	1	0	0	1
Idaho	7	0	0	7
Illinois	42	2	0	44
Indiana	6	3	0	9
Iowa	8	0	0	8
Kansas	11	0	0	11
Louisiana	14	0	0	14
Maine	1	0	0	1
Maryland	27	1	0	28
Massachusetts	13	0	0	13
Michigan	10	7	0	17
Minnesota	8	0	0	8
Mississippi	7	1	0	8
Missouri	22	0	0	22
Montana	1	0	0	1
Nebraska	4	1	0	5
Nevada	20	0	0	20
New Hampshire	2	0	0	2
New Jersey	29	3	0	32
New Mexico	9	0	0	9
New York	35	3	0	38
North Carolina	26	3	0	29
North Dakota	1	0	0	1
Ohio	17	0	0	17
Oklahoma	16	0	0	16
Oregon	7	4	0	11
Pennsylvania	13	2	0	15
Rhode Island	1	0	0	1
South Carolina	17	0	0	17
South Dakota	1	0	0	1
Tennessee	22	2	0	24
Texas	141	1	0	142
Utah	16	0	0	16
Virginia	39	0	0	39
Washington	23	3	0	26
West Virginia	2	0	0	2
Wisconsin	9	0	0	9
Wyoming	1	0	0	1
International
Canada(1)	12	0	0	12

Totals	991	44	130	1,165

(1)
IHOP reports restaurants in Canada as franchise restaurants although the restaurants are operated under an area license agreement.

        As of December 31, 2003, three of the 44 Company-operated restaurants were located on sites owned by IHOP and 41 were located on sites leased by IHOP from third parties. Of the 991 franchisee-operated restaurants, 63 were located on sites owned by IHOP, 769 were located on sites leased by IHOP from third parties and 159 were located on sites owned or leased by franchisees. All of the restaurants operated by area licensees were located on sites owned or leased by the area licensees.

        IHOP's leases with its landlords generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options in favor of IHOP. The leases typically provide for payment of rents in an amount equal to the greater of a fixed amount or a specified percentage of gross sales and for payment by IHOP of taxes, insurance premiums, maintenance expenses and certain other costs. Historically, it has been our practice to seek and extend, through negotiation, those leases that expire without renewal options. However, from time to time we choose not to renew a lease or are unsuccessful in negotiating satisfactory renewal terms. When this occurs, the restaurant is closed and possession of the premises is returned to the landlord.

        We currently lease our principal corporate offices in Glendale, California under a lease expiring in July 2010. We also lease regional offices in Lyndhurst, New Jersey; Norcross, Georgia; Lombard, Illinois; Dallas, Texas; Portland, Oregon; Fredericksburg, Virginia; and Greenwood Village, Colorado. However, we are currently evaluating a plan to close the regional offices once the Restaurant Support Center becomes fully operational.

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

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities.

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "IHP". As of January 31, 2004, there were approximately 7,618 stockholders of record.

        The following table sets forth the high and low prices of IHOP's common stock for each quarter of 2003 and 2002 as reported by the NYSE.

	Fiscal Year 2003			Fiscal Year 2002
	Prices			Prices
Quarter			Dividends Paid			Dividends Paid
	High	Low		High	Low
First	$25.14	$20.98	—	$33.92	$27.40	—
Second	32.64	22.42	$0.25	36.46	28.42	—
Third	36.65	31.31	0.25	29.50	23.38	—
Fourth	39.40	32.80	0.25	25.44	21.08	—

        In March 2003, the board of directors declared a cash dividend of $.25 per common share, which was paid on May 19, 2003, to stockholders of record as of May 1, 2003. At that time, the board of directors indicated its intention to declare and pay recurring quarterly dividends in the future, subject to the discretion of the board of directors and the Company's earnings, financial condition, cash requirements, future prospects and other factors. The Company has paid regular quarterly dividends of $0.25 per common share since May 2003.

        On January 8, 2004, the Company declared a quarterly cash dividend of $0.25 per common share payable February 20, 2004, to stockholders of record as of February 2, 2004.

        Financial covenants in the purchase agreements governing our 5.20% senior notes, our 5.88% senior notes, and our 7.42% senior notes; our leasehold mortgage term loans; and our revolving credit agreement limit our ability to pay dividends. As of December 31, 2003, the most restrictive of our covenants with respect to dividends were contained in our leasehold mortgage term loans. These loans required that we maintain a fixed charge coverage ratio of at least 1.35 to 1, with the amount of cash dividends deducted from the numerator used to calculate this ratio. During the fourth quarter of 2003, IHOP violated these affirmative covenants due to the declaration of a quarterly cash dividend in the fourth quarter of 2003. The creditor has issued a waiver for the covenant violation for the fiscal year ended December 31, 2003. Effective March 8, 2004, the leasehold mortgage term loans were amended so that cash dividends would no longer be deducted from the numerator in calculating this ratio. After giving effect to this amendment, the Company's most restrictive covenant requires the Company to maintain a ratio of consolidated debt to total capitalization of 0.5 to 1.0. Under this test, as of December 31, 2003 the Company had $90.4 million in retained earnings available for payment as dividends.

        Additional information regarding this item is presented under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in the proxy statement for our 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 6. Selected Financial Data.

Five-Year Financial Summary

	Year Ended December 31,
	2003		2002	2001	2000	1999
	(In thousands, except per share amounts)
Revenues
Franchise revenues		$140,131	$123,050	$111,129	$102,624	$93,081
Rental income		117,258	99,595	84,037	69,914	60,640
Company restaurant sales		74,880	74,433	68,810	72,818	70,204
Financing revenues		72,536	68,796	60,460	57,888	49,310

Total revenues		404,805	365,874	324,436	303,244	273,235

Costs and expenses
Franchise expenses		64,265	55,139	48,269	44,699	40,956
Rental expenses		86,620	73,812	59,882	48,026	41,665
Company restaurant expenses		81,737	78,422	72,819	76,961	72,380
Financing expenses		43,619	38,185	33,442	33,998	26,455
General and administrative expenses		54,575	49,526	41,964	37,991	35,889
Other (income) expense, net		6,054	5,433	3,599	4,109	3,654
Reorganization charges		9,085	—	—	—	—

Total costs and expenses		345,955	300,517	259,975	245,784	220,999

Income before income taxes		58,850	65,357	64,461	57,460	52,236
Provision for income taxes		22,068	24,509	24,173	22,122	20,111

Net income		$36,782	$40,848	$40,288	$35,338	$32,125

Net income per share
Basic		$1.72	$1.95	$1.98	$1.77	$1.61

Diluted		$1.70	$1.92	$1.94	$1.74	$1.58

Weighted average shares outstanding
Basic		21,424	20,946	20,398	20,017	19,983

Diluted		21,614	21,269	20,762	20,263	20,358

Dividends declared per share(a)	$	..75	—	—	—	—

Dividends paid per share(a)		$.75	—	—	—	—

Balance Sheet Data (end of period)
Cash and cash equivalents		$27,996	$98,739	$6,252	$7,208	$4,176
Marketable securities		45,537	—	—	—	—
Property and equipment, net		314,221	286,226	238,026	193,624	177,743
Total assets		843,004	819,800	641,429	562,212	520,402
Long-term debt		139,615	145,768	50,209	36,363	41,218
Capital lease obligations		177,664	171,170	168,105	167,594	165,557
Stockholders' equity(a)		382,360	364,389	312,430	259,995	226,480

(a)
In March 2003, the board of directors declared its first quarterly cash dividend of $.25 per common share which was paid in the second quarter. The board of directors indicated its intention to declare recurring quarterly dividends in the future, however, any future dividend declarations will be made at the discretion of the board of directors and will be based on the Company's earnings, financial condition, cash requirements, future prospects and other factors.

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

General

        In January 2003, we announced significant changes in the way we conduct our business. These changes included a transition from Company-financed restaurant development (the "Old Model") to a more traditional franchise development model, in which franchisees finance and develop new restaurants (the "New Model"). It was the Company's intention to complete the transition from Company development to franchisee development by the end of 2003. Due to construction delays, we expect to complete the development and franchising of the final four restaurants under the Old Model in 2004.

Franchising

        Our franchising activities in 2003 included both Company financed and franchisee financed development. For clarity of presentation, the discussion below is separated between those activities specific to the Old Model and those which apply to the New Model.

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

New Model

        Under the New Model, IHOP's approach to franchising is similar to that of most franchising systems in the foodservice industry. Franchisees can undertake individual store development or multi-store development. Under the single store development program, the franchisee is required to pay a non-refundable location fee of $15,000. If the proposed site is approved for development, the location fee of $15,000 is credited against an initial franchise fee of $50,000. The franchisee then uses his or her own capital and financial resources to acquire the site, build and equip the business and fund working capital needs.

        In addition to offering franchises for individual restaurants, the Company offers multi-store development agreements for certain qualified franchisees. These multi-store development agreements provide franchisees with an exclusive right to develop new IHOP restaurants in designated geographic territories for a specified period of time. Multi-store developers are required to develop and operate a specified number of restaurants according to an agreed upon development schedule. Multi-store developers are required to pay a development fee of $20,000 for each restaurant to be developed under a multi-store development agreement. Additionally, for each store which is actually developed, the franchise developer must pay an initial franchise fee of $40,000 against which the development fee of $20,000 is credited. The number of stores and the schedule of stores to be developed under multi-store development agreements is negotiated on an agreement by agreement basis. With respect to restaurants developed under the New Model, the Company receives continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant's sales; (2) revenue from the sale of certain proprietary products, primarily pancake mixes; (3) a local advertising fee equal to about 2% of the restaurant's sales, which is usually paid to a local advertising cooperative; and (4) a national advertising fee equal to 1% of the restaurant's sales.

        While there is no specific profile for franchise candidates, the Company primarily markets franchises to existing operators who currently own and operate one or more restaurants in the IHOP system and meet our operating standards and operators in other non-competing segments of the restaurant business, such as quick service or casual dining restaurants.

Segment Reporting

        IHOP's revenues and expenses are recorded in four categories: Franchise Operations, Rental Operations, Company Restaurant Operations and Financing Operations.

        Franchise Operations revenue consists primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company's intellectual property. Franchise expenses include advertising expense and the cost of proprietary products.

        Rental Operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants.

        Company restaurant sales are retail sales at IHOP-operated restaurants. Company restaurant expenses are operating expenses at IHOP-operated restaurants and include food, labor and benefits, utilities, rent and other real estate related costs.

        Financing Operations revenue consists of the portion of franchise fees not allocated to the Company's intellectual property, sales of equipment as well as interest income from the financing of franchise fee and equipment leases. Financing expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases.

Comparable Store Sales

        Beginning in the second quarter of 2003, IHOP changed its methodology for calculating comparable store sales from a 12-month basis to an 18-month basis. Under the new methodology, we compare year over year retail sales of restaurants which have been open continuously for 18 months or more. Prior year information has been restated for ease of comparison. The Company believes this provides a more accurate view of its system's performance by excluding the impact of high sales levels typically seen during the first months of operations at new restaurants. All same-store sales information in this Annual Report on Form 10-K is presented using the 18-month methodology.

Results of Operations

        The following table sets forth certain operating data for IHOP restaurants.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Restaurant Data
Effective restaurants(a)(d)
Franchise	931	843	767
Company	72	76	72
Area license	128	123	131

Total	1,131	1,042	970

System-wide
Sales(b)(d)	$1,695,026	$1,478,567	$1,345,757
Percent increase	14.6%	9.9%	8.0%
Average sales per effective restaurant(d)	$1,499	$1,419	$1,387
Percent increase	5.6%	2.3%	2.6%
Comparable average sales percent increase(c)	4.8%	0.9%	1.0%
Franchise
Sales	$1,481,251	$1,278,103	$1,146,124
Percent increase	15.9%	11.5%	11.6%
Average sales per effective restaurant	$1,591	$1,516	$1,494
Percent increase	4.9%	1.5%	1.3%
Comparable average sales percent increase(c)	4.8%	0.9%	1.1%
Company
Sales	$74,880	$74,433	$68,810
Percent increase (decrease)	0.6%	8.2%	(5.5%)
Average sales per effective restaurant	$1,040	$979	$956
Percent increase (decrease)	6.2%	2.4%	(0.2%)
Area License
Sales(d)	$138,895	$126,031	$130,823
Percent increase (decrease)	10.2%	(3.7%)	(10.7%)
Average sales per effective restaurant(d)	$1,085	$1,025	$999
Percent increase	5.9%	2.6%	2.3%

(a)
"Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period.

(b)
"System-wide sales" are retail sales of franchisees and area licensees, as reported to IHOP, and sales by Company-operated restaurants.

(c)
"Comparable sales percentage change" reflects the percentage change in sales for restaurants that have been operated for the entire fiscal period in which they are being compared and have been continuously open for at least 18 months. Because of new unit openings and store closures, the restaurants opened for an entire fiscal period being compared will be different from period-to-period. Comparable average sales do not include data on restaurants located in Florida.

(d)
During 2001, the Company's area licensee in Japan negotiated an early termination of its area license agreement. As part of this early termination, the area licensee discontinued operations of its 32 IHOP restaurants. Sales in 2001 include sales in Japan until the closing of the restaurants.

        The following table summarizes IHOP's restaurant development and franchising activity:

	Year Ended December 31,
	2003	2002	2001	2000	1999
Restaurant Development Activity
IHOP—beginning of year	1,103	1,017	968	903	835
New openings
IHOP-developed	56	86	76	70	65
Franchisee-developed	13	10	12	10	7
Area license	5	5	5	4	4

Total new openings	74	101	93	84	76
Closings
Company and franchise	(12)	(13)	(11)	(16)	(8)
Area license	—	(2)	(33)	(3)	—

IHOP—end of year	1,165	1,103	1,017	968	903

Summary—end of year
Franchise	991	902	823	747	678
Company	44	76	72	71	76
Area license	130	125	122	150	149

Total IHOP	1,165	1,103	1,017	968	903

Restaurant Franchising Activity
IHOP-developed	72	80	74	70	61
Franchisee-developed	13	10	12	10	7
Rehabilitated and refranchised	19	10	9	15	6

Total restaurants franchised	104	100	95	95	74
Reacquired by IHOP	(11)	(10)	(12)	(19)	(14)
Closed	(4)	(11)	(7)	(7)	(6)

Net addition	89	79	76	69	54

Critical Accounting Policies

        We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires senior management to make estimates, assumptions and subjective or complex judgments that are inherently uncertain and may significantly impact the reported amounts of assets, liabilities, revenue and expenses during the reporting period. Changes in the estimates, assumptions and judgments affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our Consolidated Financial Statements.

  Accounting for Long-Lived Assets

        We regularly evaluate our long-lived assets for impairment at the individual restaurant level. Restaurant assets are evaluated for impairment on a quarterly basis or whenever events or circumstances indicate that the carrying value of a restaurant may not be recoverable. We consider factors such as the number of years the restaurant has been operated by the Company, sales trends, cash flow trends, remaining lease life, and other factors which may apply on a case by case basis. These impairment evaluations require an estimation of cash flows over the remaining useful life of the asset.

        Recoverability of the restaurant's assets is measured by comparing the assets carrying value to the undiscounted future cash flows expected to be generated over the assets remaining useful life. If the total expected undiscounted future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from impairment is recognized by a charge to earnings. The fair value is determined by discounting the future cash flows based on our cost of capital.

        The Company may elect to close certain Company-operated restaurants. Typically such decisions are based on operating performance or strategic considerations. In these instances, we reserve, or write-off, the full carrying value of these restaurants as impaired.

        Periodically, the Company will reacquire a previously franchised restaurant. At the time of reacquisition, the franchise will be recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. The net realizable value of a reacquired franchise is based on the Company's average five-year historical franchise resale value. The historical resale value used for each restaurant in 2003 was $220,000. An impairment loss will be recognized equal to the amount by which the reacquisition value exceeds the historical resale value.

        Judgments and estimates made by the Company related to long-lived assets are affected by factors such as economic conditions, changes in franchise historical resale values, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying value of its long-lived assets, these factors could cause the Company to realize impairment charges.

  Self-Insurance Liability

        We are self-insured for a significant portion of our employee health and workers' compensation obligations. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liability associated with these programs is based on our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

  Income Taxes

        We estimate certain components of our provision for income taxes. These estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as work opportunity tax credits, FICA taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes. Our estimates are made based on the best available information at the time that we prepare the provision. All tax returns are subject to audit within the statute of limitations by the federal and state governments, and could be subject to differing interpretations of the tax laws.

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 establishes a new and far-reaching consolidation accounting model. Although FIN 46 was initially focused on special purpose entities, the applicability of FIN 46 goes beyond such entities and can have applicability to franchise arrangements, regardless of whether the Company has voting or ownership control of the franchises. In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN 46R, which delays the effective date of FIN 46 for certain entities until March 31, 2004, as well as provides clarification regarding franchise considerations and other implementation issues. To determine the applicability of FIN 46 and 46R, the Company is currently evaluating financial information recently received from its franchisees to determine if the Company is the "primary beneficiary" (as such term is defined by FIN 46) which would require consolidation of those franchisees that qualify as variable interest entities. However, FIN 46R does provide relief if, after making an exhaustive effort, the Company is unable to obtain the required financial information from franchisees. The Company is currently evaluating whether it will qualify for this scope exclusion.

        In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement did not have any impact on our Consolidated Financial Statements. This statement establishes standards for the classification and measurement of certain financial instruments with the characteristics of both liabilities and equity. The adoption of SFAS No. 150 is effective for financial statements issued after May 2003.

Comparison of the fiscal years ended December 31, 2003 and 2002

        IHOP's fiscal year ends on the Sunday nearest to December 31 of each year. For convenience, we report all fiscal years as ending on December 31. Each of the years ended December 31, 2003 and 2002 were comprised of 52 weeks (364 days).

System-Wide Retail Sales

        System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and Company-operated restaurants. System-wide retail sales grew by 14.6% or $216.5 million to $1.7 billion in 2003 over the same period in 2002. The growth in system-wide sales was primarily due to an increase in the number of effective restaurants, and a 4.8% increase in comparable restaurant sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 8.5% from 1,042 to 1,131 in 2003 over 2002 due to new restaurant development. The increase in comparable sales was primarily attributable to new limited time promotions, network advertising, and improved operations of our restaurants.

        In 2004, we expect system-wide sales to be in the range of $1.8 billion to $1.9 billion. System-wide sales growth is expected to be driven by the annualized effect of new restaurant openings in 2003, expected new restaurant openings in 2004 and expected improvement in same-store sales. In addition, the anticipated increase in system-wide sales will be due in part to the benefit of a 53rd week in fiscal 2004. We utilize a weekly fiscal calendar to close our books. In order to align our fiscal year end to the calendar year, we utilize a 53-week fiscal calendar approximately every six years to account for this required adjustment. As such, we will record an additional week of retail sales in fiscal 2004.

Franchise Operations

        Franchise revenues are the revenues received by IHOP from its franchisees and area licensees and include royalties, sales of proprietary products, advertising fees and core franchise fees ("Core Franchise Fees" are the portion of total franchise fees allocable to the license to franchisees to use the Company's intellectual property. Franchise revenues grew by 13.9% from $123.1 million in 2002 to $140.1 million in 2003. Franchise revenues grew primarily due to an increase in franchise restaurant retail sales of 15.9% from $1,278.1 million in 2002 to $1,481.3 million in 2003. The increase in franchise restaurant retail sales was primarily due to a 10.4% increase in the number of effective franchise restaurants from 843 in 2002 to 931 in 2003 and a 4.8% increase in comparable franchise restaurant retail sales from 2002 to 2003.

        Franchise expenses consist primarily of advertising and the cost of proprietary products, which are variable in nature and are expected to fluctuate with franchise revenues. Franchise expenses increased by 16.6% to $64.3 million in 2003 from $55.1 million in 2002. The increase in franchise expenses was primarily a result of the increase in franchise revenues mentioned above. In addition, IHOP contributed $2.0 million in 2003 towards advertising expense compared to $0.8 million in 2002. The additional contribution is consistent with our strategic decisions to strengthen our IHOP brand. In 2004, it is expected that the Company will contribute no more than $1.5 million. In addition, we sometimes offer financial assistance relief for a limited time to certain franchisees whose units are not currently profitable. This short-term subsidy is aimed at minimizing the losses of these franchisees. In 2003, we granted $2.2 million in financial assistance relief to the operators of 38 restaurants as compared to $1.2 million granted to the operators of 28 restaurants in 2002.

        Franchise operations profit increased by 11.7% from $67.9 million in 2002 to $75.9 million in 2003.

        In the third and fourth quarters of 2003, we refranchised 36 Company-operated restaurants. This was done for both strategic and financial reasons. In order to refranchise many of these restaurants, we lowered royalty rates and accepted reduced franchise fees. Because of these transactions in 2003, we believe that in 2004, our system-wide overall average royalty rate will be approximately 4.3% as compared with 4.4% in 2002.

        In 2004, franchise operations segment profit is expected to increase slightly. The increase will be due to increased sales expected at franchise restaurants from annualized restaurant growth in 2003 and new development in 2004. Franchise operations margin is expected to decline in 2004 primarily due to lower royalty rates from refranchised restaurants and lower franchise fees due to a decrease in the number of restaurants we expect to franchise.

Rental Operations

        Rental revenue includes rental income from operating leases and interest income from direct financing leases. Rental revenues increased by 17.7% to $117.3 million in 2003 from $99.6 million in 2002. The increase in rental income is associated with an increase in the number of operating leases associated with new restaurants. In addition, rent receipts under most leases are tied to sales of the restaurants, and accordingly the increase is also partially due to improved same-store sales.

        Rental expenses consist primarily of rental expense associated with operating leases and interest expense on direct financing leases. Rental expenses increased by 17.4% to $86.6 million in 2003 from $73.8 million in of 2002. An increase in rental costs associated with an increase in the number of operating leases, was the primary cause of the increase in rental expense.

        Rental operations profit increased by 18.8% from $25.8 million in 2002 to $30.6 million in 2003.

        In 2004, rental operations segment profit is expected to increase by approximately 15% due to the anticipated increase in the number of operating leases associated with the refranchising of Company-operated restaurants and the annualized effect of restaurant openings in 2003.

Company Restaurant Operations

        Company restaurant operations revenues are retail sales to guests at restaurants operated by IHOP. Company restaurant operations revenues increased by 0.6% to $74.9 million in 2003 from $74.4 million in 2002. The increase in revenue is primarily due to an increase in average sales per effective Company restaurant of 6.2% partially offset by a 5.3% decrease in the number of effective IHOP-operated restaurants from 76 in 2002 to 72 in 2003. "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period.

        Company restaurant expenses include primarily food, labor and benefits, incentives, utilities, rent and other real estate related costs. Company restaurant expenses increased by 4.2% to $81.7 million in 2003 from $78.4 million in 2002. Company restaurant expenses were impacted by higher labor, workers'

compensation, performance incentive, franchise incentive, and transition costs associated with the refranchising of Company-operated restaurants.

        Company restaurant operations loss was $6.9 million in 2003, or 71.9% greater than the loss of $4.0 million in 2002.

        In 2004, the loss on Company operations will be substantially reduced due to the decrease in the number of Company-operated restaurants as a result of our refranchising efforts. We have also established a separate management team exclusively for Company-operated restaurants. The new Company operations management team is charged with improving revenue and profitability through better operational execution. We believe that this move allows us to more effectively improve the performance of Company-operated restaurants.

Financing Operations

        The Financing Operations segment consists of the portion of franchise fees not allocated to the Company's intellectual property, sales of equipment as well as interest income from the financing of franchise fee and equipment leases. Finance operations revenues increased by 5.4% to $72.5 million in 2003 from $68.8 million in 2002. The increase in revenues was primarily due to an increase in franchise and equipment notes interest income associated with newly franchised restaurants.

        Financing operations costs and expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Finance operations costs and expenses increased by 14.2% to $43.6 million in 2003 from $38.2 million in 2002. This is primarily due to an increase to $5.2 million in 2003 from $916,000 in 2002 in interest expense associated with the senior notes issued in the November 2002 private placement.

        Financing operations profit decreased by 5.5% to $28.9 million in 2003 from $30.6 million in 2002. The primary reason for the decrease in finance operations profit was the additional interest expense of $5.2 million discussed above.

        In 2004, financing operations profit is expected to decrease significantly due to the planned reduction in the number of units for which we will receive development and financing fees. In 2003, the Company developed and franchised 56 restaurants for which it received development and franchising fees. It is expected that in 2004, the number of transactions for which such fees will be received will decline to four. The elimination of development and financing fees will lead to a margin decline in this segment. This will be partially offset by increased interest income received due to the increased number of restaurants developed in 2003.

General and Administrative Expenses

        General and administrative expenses increased $5.0 million, or 10.2%, from $49.5 million in the twelve months ended December 31, 2002 to $54.6 million in the same period of 2003. The increase in general and administrative expenses was due primarily to higher bonus expense, normal increases in salaries and wages, the mystery shop program and additional costs associated with the new initiatives in the areas of Marketing, Operations, Training, Research and Development, and Information Technology. Corporate bonus which, was based on financial performance, was $3.5 million in 2003. There was no Corporate bonus expense in 2002.

        In 2004, we expect that general and administrative expenses will be between $53 million and $58 million in 2004.

Other (Income) Expense, Net

        Other (income) expense, net, increased by $0.6 million or 11.4%, from $5.4 million in 2002 to $6.1 million in 2003. This is primarily due to an increase in asset impairment losses of $1.7 million from $0.5 million in 2002 to $2.2 million in 2003 on IHOP-operated restaurants, partially offset by an increase in interest income generated primarily from our investments in marketable securities.

Reorganization Charges

        In January 2003, the Company adopted a new operating model, moving from Company-developed and financed restaurant growth to franchisee-financed development. As a result, 2003 financial results were impacted by certain transition and reorganization charges. In 2003, we incurred $9.1 million in reorganization charges. $5.5 million of these expenses were related to the write-off of development costs associated with potential sites that we are no longer going to develop as a result of the adoption of our new business model. In addition, we incurred $3.6 million in management consulting, legal fees, severance costs and other expenses. Almost all of the anticipated reorganization charges were incurred in 2003.

Provision for Income Taxes

        The Company's effective tax rate was 37.5% for both 2003 and 2002.

Balance Sheet Accounts

        Cash and cash equivalents at December 31, 2003 decreased to $28.0 million from $98.7 million at December 31, 2002, primarily due to the purchase of highly liquid marketable securities of $45.5 million.

        Marketable securities at December 31, 2003 increased to $45.5 million from zero at December 31, 2002, primarily due to the purchase of short-term investment grade corporate bonds maturing at various dates through December 2004.

        Property and equipment, net at December 31, 2003 increased 9.8% to $314.2 million from $286.2 million at December 31, 2002, primarily due to new restaurant development.

        Other assets at December 31, 2003 increased to $27.7 million from $16.1 million at December 31, 2002, primarily due to an $11.0 million increase in deferred rent on operating subleases. Rental income on operating subleases is reflected in the income statement on a straight-line basis in accordance with generally accepted accounting principles. Deferred rent on operating subleases is the difference between straight-line rent and the actual amount received. As a result of its franchising efforts in 2003, the Company had an increase of 91 new operating subleases.

        Other liabilities at December 31, 2003 increased to $25.8 million from $15.3 million at December 31, 2002, primarily due to a $7.0 million increase in deferred rent on operating prime leases. Rental expense on operating prime leases is reflected in the income statement on a straight-line basis in accordance with generally accepted accounting principles. Deferred rent on operating prime leases is the difference between straight-line rent and the actual amount paid. As a result of its development efforts in 2003, the Company had an increase of 37 new operating prime leases.

        Stockholders' Equity: On January 13, 2003, the Company announced that the Board of Directors had authorized the repurchase of up to 2.6 million shares of IHOP Corp. common stock. For the year ended December 31, 2003, the Company repurchased 0.6 million shares of its common stock for a total of $19.4 million. Also, in 2003, the Company began paying a quarterly cash dividend of $.25 per share of common stock. See Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K for more details.

Comparison of the year ended December 31, 2002 and 2001

        Each of the fiscal years ended December 31, 2002 and 2001 were comprised of 52 weeks (364 days).

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

Company Operations

        Company operations revenues are retail sales to guests at restaurants operated by IHOP. Company operations revenues increased by 8.2% to $74.4 million in 2002 from $68.8 million in the prior year. Increases in the number of effective IHOP-operated restaurants coupled with the increase in the average sales per IHOP-operated restaurant caused the revenue increase. Effective IHOP-operated restaurants increased from 72 to 76 or 5.6% in 2002 from 2001. Average sales per effective IHOP-operated restaurant increased from approximately $.96 million in 2001 to $.98 million in 2002 or 2.4%.

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

        In assessing the performance of its Company operations, management considers various other costs and expenses not included in Company operations margin. IHOP owns some of the real property of the Company-operated restaurants and internally charges those restaurants market rents. These rent expenses are eliminated in consolidation. The buildings, leasehold improvements and equipment employed in these restaurants are depreciated or amortized in accordance with our policies, and this expense is reflected in the statement of operations as depreciation and amortization. Interest expense related to capital leases on real property of certain Company-operated restaurant leases is also viewed by management as expense related to the Company-operated restaurants, but is included as interest expense in the statement of operations. In addition, employee benefit expenses related to IHOP's employee stock ownership plan ("ESOP") are included in Company operations margin, but are excluded from management's assessment of the performance of Company-operated restaurants.

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

Liquidity and Capital Resources

        In 2003, cash and cash equivalents decreased by $70.7 million or 71.6% from $98.7 million in 2002 to $28 million in 2003. The Company ended the period with $28 million in total cash and cash equivalents and $45.5 million in liquid investments.

        Cash provided by operating activities in fiscal 2003 totaled $71.3 million and resulted primarily from net income of $36.8 million, non-cash charges of $32.6 million and other balance sheet changes of $1.9 million. The decrease in prepaid expenses contributed $5.8 million primarily due to the application of income tax overpayments to the current year tax liability. The increase in accrued compensation and benefits contributed $4.3 million due primarily to the accrual of incentive bonuses for 2003. The decrease in accounts payable of $10.2 million reflects the decrease in construction activity at year-end 2003 due to the transition to our new model.

        In 2003, we opened 56 IHOP-developed restaurants. We funded total capital additions in 2003 of $80.5 million, which included the cost of the newly-opened restaurants, new equipment for existing restaurants, remodels of existing restaurants, restaurants under construction, and other capital expenditures. This amount is down significantly from the $141.7 million invested for these purposes in 2002.

        In January 2003, our Board of Directors approved an increase in our stock repurchase program that permits the purchase of up to 2.6 million shares. During 2003, we repurchased approximately 0.6 million shares of common stock under our stock repurchase program at an aggregate cost of $19.4 million. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

        In 2004, capital expenditures are expected to be approximately $10 million to $15 million. These capital expenditures include costs associated with the development of four restaurants under the "Old Model," the development of restaurants in IHOP's new Company operations market in Cincinnati, Ohio and investment in information technology.

        The Internal Revenue Service ("IRS") has proposed adjustments in connection with its examination of the Company's 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which the Company reports initial franchise fee income for federal income tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2000 tax year of approximately $45.2 million and additional income for its 2001 tax year of approximately $4.8 million. The Company's federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability, would be approximately $15.8 million for 2000 and $1.7 million for 2001. The Company is currently contesting the proposed adjustments through IRS administrative proceedings.

        For the tax years under audit, and potentially for subsequent tax years, such proposed adjustments could result in material cash payments by the Company. The Company had previously recorded in its consolidated financial statements the expected federal and state deferred income tax liability. Therefore, the proposed adjustments relate only to a timing issue. Although the Company cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

        We expect to fund our liquidity needs, including operating expenses, capital expenditures, the repayment of long-term debt and capital lease obligations, stock repurchases and required income tax payments, from a combination of existing cash balances, cash flows from operating activities and principal receipts from notes and equipment contracts receivable. In 2004, we expect cash from operations of $50 million to $55 million, and principal receipts from notes and equipment contracts receivable of $17 million to $22 million.

        As an additional source of liquidity, we have a $25 million line of credit which expires in May 2005. Borrowings under the revolving line of credit agreement bear interest at the bank's reference rate (prime) or, at IHOP's option, at the bank's quoted rate or at a Eurodollar rate. There was no balance outstanding under this agreement at December 31, 2003 nor were there any borrowings under the agreement during the year.

        The following table presents the contractual principal receipts on various receivables due from our franchisees as of December 31, 2003.

	Principal Receipts Due By Period
	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Equipment leases(1)	$5,368	$5,806	$6,220	$6,342	$6,338	$150,031	$180,105
Direct financing leases(2)	1,425	1,802	2,138	2,534	3,129	120,226	131,254
Franchise notes and other(3)	13,569	11,382	9,927	8,886	7,541	11,734	63,039

Total	$20,362	$18,990	$18,285	$17,762	$17,008	$281,991	$374,398

(1)
Equipment leases receivable extend throughout the year 2027.

(2)
Direct financing leases receivable extend through the year 2024.

(3)
Franchise notes receivable extend through the year 2010.

        The above trend primarily reflects the decrease in long-term receivables attributable to the Company's decision to no longer finance the development of restaurants.

Off-Balance Sheet Arrangements

        The Company does not have any other off-balance sheet arrangements other than the purchase commitments that are disclosed under "Disclosure of Contractual Obligations".

Disclosure of Contractual Obligations

        The following are our significant contractual obligations and payments as of December 31, 2003:

	Payments Due By Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Debt excluding capital leases	$5,731	$25,397	$39,660	$74,558	$145,346
Operating leases	59,152	117,118	117,642	888,706	1,182,618
Capital leases	22,537	45,803	46,033	298,599	412,972
Purchase commitments	2,416	—	—	—	2,416

Total	$89,836	$188,318	$203,335	$1,261,863	$1,743,352

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        The Company is exposed to interest rate risk for its investments in marketable securities. At December 31, 2003, the Company had $45.5 million in marketable securities maturing at various dates through December 2004. The Company's investments are comprised primarily of highly liquid investment grade corporate bonds. The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment. At December 31, 2003, the fair value of investments approximated the carrying value.

        IHOP is exposed to market risk from changes in interest rates on debt and changes in commodity prices. IHOP's exposure to interest rate risk relates to its $25 million revolving line of credit agreement and its $12 million mortgage term loan with its banks. Borrowings under the revolving line of credit agreement bear interest at the bank's reference rate (prime) or, at IHOP's option, at the bank's quoted rate or at a Eurodollar rate. There was no balance outstanding under this agreement at December 31, 2003 nor were there any borrowings under the agreement during 2003. Borrowings under the mortgage term loan agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The applicable margin will be a function of the funded debt to EBITDA ratio as defined under the loan agreement. The impact on our results of operations due to a hypothetical 1% interest rate change would be immaterial.

        In March 2002, IHOP entered into a $17.2 million variable rate term loan also included in leasehold mortgage term loans. This loan, which accrues interest at one-month LIBOR, will amortize over twelve years and has a maturity date of April 1, 2014. The outstanding balance as of December 31, 2003, was $15.6 million. The interest rate was 3.66% at December 31, 2003. The lending institution required IHOP to enter into an interest rate swap agreement for 50%, or $8.6 million, of the loan as a means of reducing IHOP's interest rate exposures. This strategy will effectively use an interest rate swap to convert $8.6 million in variable rate borrowings into fixed rate liabilities. The interest rate swap agreement is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this variable rate loan.

        Many of the food products purchased by IHOP and its franchisees and area licensees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. We attempt to mitigate price fluctuations by entering into forward purchase agreements on all our major products. None of these food product contracts or agreements is a derivative instrument. Extreme changes in commodity prices and/or long-term changes could affect IHOP's franchisees, area licensees and Company-operated restaurants adversely. We expect that in most cases the IHOP system would be able to pass increased commodity prices through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices. This would be mitigated by the fact that the majority of IHOP restaurants are franchised and IHOP's revenue stream from franchisees is based on the gross sales of the restaurants. We believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to either IHOP's financial condition, results of operations or cash flows.

        In some instances, the Company is required to enter into commitments to purchase food and other items on behalf of the IHOP system as a whole. At December 31, 2003, our outstanding purchase commitments were $2.4 million. The Company has developed processes to facilitate the liquidation of these commitments to minimize financial exposure.

Item 8. Financial Statements and Supplementary Data.

IHOP Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$27,996	$98,739
Marketable securities	45,537	—
Receivables, net	47,116	46,740
Reacquired franchises and equipment held for sale, net	1,597	2,619
Inventories	556	889
Prepaid expenses	4,279	10,114

Total current assets	127,081	159,101

Long-term receivables	354,036	332,792
Property and equipment, net	314,221	286,226
Reacquired franchises and equipment held for sale, net	9,153	14,842
Excess of costs over net assets acquired	10,767	10,767
Other assets	27,746	16,072

Total assets	$843,004	$819,800

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$5,731	$5,949
Accounts payable	13,840	24,079
Accrued employee compensation and benefits	11,962	7,625
Other accrued expenses	8,924	11,936
Deferred income taxes	1,760	1,370
Capital lease obligations	3,156	2,605

Total current liabilities	45,373	53,564

Long-term debt	139,615	145,768
Deferred income taxes	72,225	69,606
Capital lease obligations	177,664	171,170
Other liabilities	25,767	15,303
Commitments and contingencies (Notes 7 and 13)
Stockholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 2003: 21,994,068 shares issued and 21,389,939 shares outstanding; 2002: 21,427,287 shares issued and 21,279,500 shares outstanding	220	214
Additional paid-in-capital	104,661	90,770
Retained earnings	295,448	274,768
Deferred compensation	(191)	(434)
Accumulated other comprehensive loss	(545)	(680)
Treasury stock, at cost (2003: 604,129 shares; 2002: 147,787 shares)	(19,443)	(2,247)
Contribution to ESOP	2,210	1,998

Total stockholders' equity	382,360	364,389

Total liabilities and stockholders' equity	$843,004	$819,800

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues
Franchise revenues	$140,131	$123,050	$111,129
Rental income	117,258	99,595	84,037
Company restaurant sales	74,880	74,433	68,810
Financing revenues	72,536	68,796	60,460

Total revenues	404,805	365,874	324,436

Costs and Expenses
Franchise expenses	64,265	55,139	48,269
Rental expenses	86,620	73,812	59,882
Company restaurant expenses	81,737	78,422	72,819
Financing expenses	43,619	38,185	33,442
General and administrative expenses	54,575	49,526	41,964
Other (income) expense, net	6,054	5,433	3,599
Reorganization charges	9,085	—	—

Total costs and expenses	345,955	300,517	259,975

Income before income taxes	58,850	65,357	64,461
Provision for income taxes	22,068	24,509	24,173

Net income	$36,782	$40,848	$40,288

Net income per share
Basic	$1.72	$1.95	$1.98

Diluted	$1.70	$1.92	$1.94

Weighted average shares outstanding
Basic	21,424	20,946	20,398

Diluted	21,614	21,269	20,762

Dividends declared per share	$.75	—	—

Dividends paid per share	$.75	—	—

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts)

	Common Stock
						Accumulated Other Comprehensive (Loss)
	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Deferred Compensation		Treasury Stock	Contribution To ESOP	Total
Balance, December 31, 2000	20,299,091	$203	$69,655	$193,632	$—	$—	$(5,170)	$1,675	$259,995

Net income	—	—	—	40,288	—	—	—	—	40,288
Repurchase of treasury shares	—	—	—	—	—	—	(23)	—	(23)
Reissuance of treasury shares to ESOP	—	—	(132)	—	—	—	1,807	(1,675)	—
Issuance of shares pursuant to stock plans	619,192	6	7,123	—	—	—	—	—	7,129
Tax benefit from stock options Exercised	—	—	3,191	—	—	—	—	—	3,191
Contribution to ESOP	—	—	—	—	—	—	—	1,850	1,850

Balance December 31, 2001	20,918,283	209	79,837	233,920	—	—	(3,386)	1,850	312,430

Net income	—	—	—	40,848	—	—	—	—	40,848
Unrealized (loss) on interest rate swap, net of tax	—	—	—	—	—	(680)	—	—	(680)

Comprehensive income									40,168
Reissuance of treasury shares to ESOP	—	—	711	—	—	—	1,139	(1,850)	—
Issuance of shares pursuant to stock plans	509,004	5	7,556	—	—	—	—	—	7,561
Tax benefit from stock options Exercised	—	—	2,000	—	—	—	—	—	2,000
Deferred compensation resulting from grant of options	—	—	666	—	(666)	—	—	—	—
Amortization of deferred Compensation	—	—	—	—	232	—	—	—	232
Contribution to ESOP	—	—	—	—	—	—		1,998	1,998

Balance, December 31, 2002	21,427,287	214	90,770	274,768	(434)	(680)	(2,247)	1,998	364,389

Net income	—	—	—	36,782	—	—	—	—	36,782
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	135	—	—	135

Comprehensive income									36,917
Repurchase of treasury shares	—	—	—	—	—	—	(18,634)	—	(18,634)
Reissuance of treasury shares to ESOP	—	—	560	—	—	—	1,438	(1,998)	—
Issuance of shares pursuant to stock plans	588,081	6	10,256	—	—	—	—	—	10,262
Repurchase and retirement of common stock	(21,300)	—	—	—	—	—	—	—	—
Tax benefit from stock options Exercised	—	—	3,130	—	—	—	—	—	3,130
Deferred compensation resulting from grant/cancellation of options	—	—	(55)	—	48	—	—	—	(7)
Dividends—common stock	—	—	—	(16,102)	—	—	—	—	(16,102)
Amortization of deferred Compensation	—	—	—	—	195	—	—	—	195
Contribution to ESOP	—	—	—	—	—	—	—	2,210	2,210

Balance, December 31, 2003	21,994,068	$220	$104,661	$295,448	$(191)	$(545)	$(19,443)	$2,210	$382,360

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income	$36,782	$40,848	$40,288
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	18,625	15,967	14,818
Reorganization charges	5,632	—	—
Deferred income taxes	3,009	10,763	9,671
Contribution to ESOP	2,210	1,998	1,850
Tax benefit from stock options exercised	3,130	2,000	3,191
Changes in operating assets and liabilities
Accounts receivable	3,231	(2,465)	(4,252)
Inventories	333	(52)	(146)
Prepaid expenses	5,835	(3,775)	(4,555)
Accounts payable	(10,239)	7,413	(3,922)
Accrued employee compensation and benefits	4,337	4	845
Other accrued expenses	(3,012)	4,698	(597)
Other, net	1,437	713	(1,488)

Cash flows provided by operating activities	71,310	78,112	55,703

Cash flows from investing activities
Additions to property and equipment	(80,545)	(141,740)	(119,797)
Additions to notes	(13,700)	(16,533)	(14,993)
Purchase of investment securities, net	(45,537)	—	—
Principal receipts from notes and equipment contracts receivable	16,342	17,344	14,668
Additions to reacquired franchises held for sale	(1,987)	(641)	(2,320)

Cash flows used in investing activities	(125,427)	(141,570)	(122,442)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	117,203	26,532
Proceeds from sale and leaseback arrangements	16,724	58,542	45,652
Repayment of long-term debt	(6,371)	(25,406)	(11,915)
Principal payments on capital lease obligations	(2,505)	(1,955)	(1,592)
Dividends paid	(16,102)	—	—
Purchase of treasury stock	(18,634)	—	(23)
Proceeds from stock options exercised	10,262	7,561	7,129

Cash flows (used in) provided by financing activities	(16,626)	155,945	65,783

Net change in cash and cash equivalents	(70,743)	92,487	(956)
Cash and cash equivalents at beginning of period	98,739	6,252	7,208

Cash and cash equivalents at end of period	$27,996	$98,739	$6,252

Supplemental disclosures
Interest paid, net of amounts capitalized	$27,283	$20,196	$21,238
Income taxes paid	15,946	14,286	15,257
Capital lease obligations incurred	10,277	5,534	2,388

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Operations

        IHOP Corp. and its subsidiaries ("IHOP" or the "Company") engage exclusively in the food-service industry, primarily in the United States, wherein we franchise and operate restaurants. In January 2003, we announced significant changes in the way we conduct our business. These changes included a transition from Company financed restaurant development (the "Old Model") to a more traditional franchise development model, in which franchisees finance and develop new restaurants (the "New Model").

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

Marketable Securities

        Investment securities consist primarily of short-term investment grade corporate bonds with maturities of 12 months or less that are classified as "held-to-maturity" and carried at amortized cost which approximates fair value.

Inventories

        Inventories consisting of merchandise and supplies are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and Equipment

        Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives as follows:

Category	Depreciable Life
Buildings and improvements	Shorter of lease term or 40 years
Leaseholds and improvements	Shorter of lease term or 3—25 years
Equipment and fixtures	3—10 years
Properties under capital lease	Primary lease term

        Leaseholds and improvements are amortized over a period not exceeding the primary term of the lease.

Accounting for Long-Lived Assets

        We regularly evaluate our long-lived assets for impairment at the individual restaurant level. Restaurant assets are evaluated for impairment on a quarterly basis or whenever events or circumstances indicate that the carrying value of a restaurant may not be recoverable. We consider factors such as the number of years the restaurant has been operated by the Company, sales trends, cash flow trends, remaining lease life, and site specific considerations which may apply on a case by case basis. These impairment evaluations require an estimation of cash flows over the remaining useful life of the asset.

        Recoverability of a restaurant's assets is measured by comparing the assets carrying value to the undiscounted future cash flows expected to be generated over the assets remaining useful life. If the total expected undiscounted future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from impairment is recognized by a charge to earnings. The fair value is determined by discounting the future cash flows based on our cost of capital.

        The Company may elect to close certain Company-operated restaurants. Typically such decisions are based on operating performance or strategic considerations. In these instances, we reserve, or write-off, the full carrying value of these restaurants as impaired.

        Periodically, the Company will reacquire a previously franchised restaurant. At the time of reacquisition, the franchise will be recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. The net realizable value of a reacquired franchise is based on the Company's average five-year historical franchise resale value. The historical resale value used in 2003 was $220,000. An impairment loss will be recognized equal to the amount by which the reacquisition value exceeds the historical resale value.

        Judgments and estimates made by the Company related to long-lived assets are affected by factors such as economic conditions, changes in franchise historical resale values, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying value of its long-lived assets, these factors could cause the Company to realize impairment charges.

Excess of Costs Over Net Assets Acquired

        In June 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued and are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As a result, the Company's amortization of goodwill in the amount of $107,000 ($67,000 net of income taxes) per quarter ceased effective January 1, 2002. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives of its other intangible assets as well as perform a transitional impairment test of indefinite-lived intangible assets. Since the Company does not have any intangible assets other than goodwill, the adoption of the provisions of the statement affecting other intangible assets had no impact on the Company's financial position, results of operations or cash flows.

        Also, in connection with the adoption of SFAS No. 142, the Company was required to carry out a transitional goodwill impairment evaluation, which required an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. Initially, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities (excluding goodwill) to those reporting units as of the date of adoption. All existing goodwill at the date that SFAS No. 142 was adopted is assigned to one or more reporting units in a reasonable and supportable manner as prescribed by the standard.

        During the second quarter of 2002, the Company completed its transitional goodwill impairment evaluation, and determined that none of the recorded goodwill was impaired. In accordance with SFAS No. 142, goodwill is tested for impairment at least annually and more frequently if circumstances indicate that it may be impaired.

Self-Insurance Liability

        We are self-insured for a significant portion of our employee health and workers' compensation obligations. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liability associated with these programs is based on our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Revenue Recognition

        IHOP's revenues and expenses are recorded in four categories: franchise operations, rental operations, Company restaurant operations and financing operations.

        The Franchise Operations segment consists primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company's intellectual property. Rental revenue includes revenue from operating leases and interest income from direct financing leases. Company restaurant sales are retail sales at IHOP-operated restaurants. The Financing

Operations segment consists of the portion of franchise fees not allocated to the Company's intellectual property, of sales of equipment as well as interest income from the financing of franchise fee and equipment leases.

        Sales by Company-operated restaurants are recognized on a cash basis. Revenues from franchised and area licensed restaurants include continuing rent and service fees and initial franchise fees. Continuing fees are recognized in the period earned. Initial franchise fees are recognized upon the opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise agreement. Fees from Development Agreements are deferred and recorded into income when a restaurant under the Development Agreement is opened.

Leases

        The Company leases the majority of its restaurants with the exception of those where a franchisee enters into a lease directly with a landlord, those associated with area license agreements or those where IHOP owns the land. The leased restaurants are either sublet to franchisees or operated by IHOP. IHOP's leases generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options in favor of the Company. The rental payments or receipts on those property leases that meet the capital lease criteria will result in the recognition of interest expense or interest income and a reduction of capital lease obligation or financing lease receivable. Capital lease obligations are amortized based on IHOP's incremental borrowing rate and direct financing leases are amortized using the implicit interest rate. Assets under capital leases are included in Property, Plant, and Equipment and are depreciated over the shorter of their useful lives or the life of the lease. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income. Rental expense and rental income for these operating leases are recognized on a straight-line basis over the original terms of the leases. The difference between straight-line rent expense or income is reflected in the balance sheet as deferred rent.

Preopening Expenses

        Expenditures related to the opening of new restaurants, other than those for capital assets, are charged to expense when incurred.

Advertising

        Advertising expenses included in Company Restaurant Operations and Franchise Operations for the years ended December 31, 2003, 2002 and 2001 were $5.1 million, $3.8 million and $3.6 million, respectively. In addition, significant advertising expenses are also incurred by franchisees through local advertising cooperatives and a national advertising fund.

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

Comprehensive Income

        Comprehensive income includes net income and other comprehensive income components which, under GAAP, bypass the income statement and are reported in the balance sheet as a separate component of stockholders' equity. As of December 31, 2003, our swap liability was $0.9 million. In 2003, the Company had other comprehensive income of $135,000 due to an interest rate swap that the Company entered into during 2002. In 2002, the Company had other comprehensive losses of $680,000 due to this swap agreement. For the period ended December 31, 2001, IHOP had no other comprehensive income components, as defined by GAAP. As a result, net income is the same as comprehensive income for the year ended December 31, 2001.

Stock Based Compensation

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

        Had compensation cost for IHOP's stock option plans been determined based on the fair value at the grant date for awards during each of the three years in the period ended December 31, 2003, consistent with the provisions of SFAS No. 123, IHOP's net income and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
	(In thousands, except per share amounts)
Net income, as reported	$36,782	$40,848	$40,288
Add stock-based compensation expense included in reported net income, net of tax	118	144	—
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(1,610)	(1,532)	(960)

Net income, pro forma	$35,290	$39,460	$39,328

Net income per share-diluted, as reported	$1.70	$1.92	$1.94
Net income per share-diluted, pro forma	$1.63	$1.86	$1.89

Derivative and Financial Instruments

        In 2001, IHOP adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. During 2001, IHOP purchased natural gas contracts equal to 25% of estimated requirements through December 2002 to limit exposure to market increases in natural gas prices for IHOP-operated restaurants only. These derivative instruments do not qualify under SFAS No. 133 as either a fair value or cash flow hedge. They are valued at fair value with the resultant gain or loss recognized in current earnings. In 2003, we did not purchase any natural gas contracts. The adoption of SFAS No. 133 had no material impact on IHOP's results of operations, financial position or cash flows.

        IHOP does not hold or issue financial instruments for trading purposes. The estimated fair values of all cash and cash equivalents, notes receivable and equipment contracts receivable as of December 31, 2003 and 2002, approximated their carrying amounts in the Consolidated Balance Sheets as of those dates. The estimated fair values of notes receivable and equipment leases receivable are based on current interest rates offered for similar loans in our present lending activities.

        The estimated fair values of long-term debt are based on current rates available to IHOP for similar debt of the same remaining maturities. The carrying values of long-term debt at December 31, 2003 and 2002 were $139,615,000 and $145,768,000, respectively, and the fair values at those dates were $148,096,000 and $154,162,000, respectively.

Reclassification

        Certain reclassifications have been made to prior year information to conform to the current year presentation.

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 establishes a new and far-reaching consolidation accounting model. Although FIN 46 was initially focused on special purpose entities, the applicability of FIN 46 goes beyond such entities and can have applicability to franchise arrangements, regardless of whether the Company has voting or ownership control of such franchisee. In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN 46R, which delays the effective date of FIN 46 for certain entities until March 31, 2004, as well as provides clarification regarding franchise considerations and other implementation issues. To determine the applicability of FIN 46 and 46R, the Company is currently evaluating financial information recently received from its franchisees to determine if the Company is the "primary beneficiary" (as such term is defined by FIN 46) which would require consolidation of those franchisees that qualify as variable interest entities. However, FIN 46R does provide relief if, after making an exhaustive effort, the Company is unable to obtain the required financial information from franchisees. The Company is currently evaluating whether it will qualify for this scope exclusion.

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

2.    Marketable Securities

        Marketable securities are classified as "held-to-maturity" and carried at amortized cost which approximates fair value. The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003. There were no marketable securities as of December 31, 2002.

	Less than 12 months
Description of Securities	Fair Value	Unrealized Losses
	(In thousands)
Corporate Bonds	$45,324	$(109)
Other	104	—

	$45,428	$(109)

3.    Receivables

	2003	2002
	(In thousands)
Accounts receivable	$28,075	$31,656
Notes receivable	63,039	57,522
Equipment leases receivable	180,105	158,221
Direct financing leases receivable	131,254	133,804

	402,473	381,203
Less allowance for doubtful accounts	(1,321)	(1,671)

	401,152	379,532
Less current portion	(47,116)	(46,740)

Long-term receivables	$354,036	$332,792

        Accounts receivable primarily includes receivables due from franchisees and distributors. Notes receivable include franchise fee notes in the amount of $59,344,000 and $55,571,000 at December 31, 2003 and 2002, respectively. Franchise fee notes are due in equal weekly installments, primarily bear interest averaging 10.27% per annum, and are collateralized by the franchise. The term of an equipment contract coincides with the term of the corresponding restaurant building lease. Equipment contracts are due in equal weekly installments, primarily bear interest averaging 10.84% per annum, and are collateralized by the equipment. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

4.    Property and Equipment, at Cost

	2003	2002
	(In thousands)
Land	$33,060	$25,857
Buildings and improvements	60,824	46,225
Leaseholds and improvements	223,596	189,870
Equipment and fixtures	15,497	18,506
Construction in progress	4,804	29,983
Properties under capital lease obligations	54,907	43,784

	392,688	354,225
Less accumulated depreciation and amortization	(78,467)	(67,999)

Property and equipment, net	$314,221	$286,226

        Buildings and improvements are structures, and improvements to structures, on land owned by the Company. Leaseholds and improvements are structures, and improvements to structures, on land leased by the Company. Properties under capital lease represent the values of property leased under a capital lease. The value of leased property is recorded at the lower of the fair value of the leased property, or the present value of the minimum lease payments, at the inception of the lease.

        Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease obligations in the amount of $9,930,000 and $7,837,000 at December 31, 2003 and 2002, respectively.

5.    Reacquired Franchises and Equipment Held for Sale

        Reacquired franchises and equipment held for sale are accounted for on the specific identification basis. At the date of reacquisition, the franchise and equipment are recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease and the estimated net realizable value is evaluated in conjunction with our impairment evaluation of long-lived assets. The estimated net realizable value used in 2003 was $220,000 for each franchise held for resale.

	2003	2002
	(In thousands)
Franchises	$6,341	$11,370
Equipment	10,284	14,272

	16,625	25,642
Less amortization	(5,875)	(8,181)

	10,750	17,461
Less current portion	(1,597)	(2,619)

Long-term reacquired franchises and equipment held for sale, net	$9,153	$14,842

6.    Debt

        Debt consists of the following components:

	2003	2002
	(In thousands)
Senior Notes due November 2008, payable in equal annual installments commencing November 2000, at a fixed interest rate of 7.42%	$19,445	$23,333
Senior Notes Series A due October 2012, at a fixed interest rate of 5.88%	5,000	5,000
Senior Notes Series B due October 2012, at a fixed interest rate of 5.20%	95,000	95,000
Leasehold mortgage term loans	25,840	27,496
Other	61	888

Total debt	145,346	151,717
Less current maturities	(5,731)	(5,949)

Long-term debt	$139,615	$145,768

        The Senior Notes due in 2008 are non-collateralized.

        In 2002, IHOP completed a private placement of $100 million of non-collateralized senior notes in two tranches ($5 million and $95 million) due October 2012. The notes have an average fixed interest rate of 5.234% with annual principal payments of $13.6 million commencing October 2006. Proceeds from the sale of the senior notes were intended to be used to fund capital expenditures for new restaurants and for general corporate purposes.

        Included in leasehold mortgage term loans is a loan amount totaling $10.2 million and $10.9 million as of December 31, 2003 and 2002, respectively, due May 2013. The loan is collateralized by certain IHOP restaurants. Borrowings under this loan agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The applicable margin will be a function of the funded debt to EBITDA as defined under the loan agreement. This rate was 3.63% and 3.17% at December 31, 2003 and 2002, respectively.

        On March 13, 2002, IHOP entered into a $17.2 million variable rate term loan also included in leasehold mortgage term loans. This loan, which accrues interest at one-month LIBOR, will amortize over twelve years and has a maturity date of April 1, 2014. The outstanding balance as of December 31, 2003 was $15.6 million. The interest rate was 3.66% at December 31, 2003. The lending institution required IHOP to enter into an interest rate swap agreement for 50%, $8.6 million, of the loan as a means of reducing IHOP's interest rate exposure. This strategy will effectively use an interest rate swap to convert $8.6 million in variable rate borrowings into fixed rate liabilities. The interest rate swap agreement is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this variable rate loan. As a result, the interest rate swap agreement is stated at fair value and the related net loss of $0.5 million on this agreement as of December 31, 2003 is reflected in stockholders' equity as a component of comprehensive income (loss).

        IHOP has a non-collateralized revolving credit agreement with a bank in the amount of $25 million with a maturity date of May 31, 2004. Borrowings under the agreement bear interest at the bank's reference rate (prime) or, at our option, at the bank's quoted rate or at a Eurodollar rate. A commitment fee of 0.375% per annum is payable on unborrowed funds available under the agreement.

The prime rate was 4.00% at December 31, 2003 and 4.25% at December 31, 2002. There was no outstanding balance under the agreement at December 31, 2003 nor were there any borrowings under the agreement during 2003. There was no outstanding balance at December 31, 2002 and the largest amount outstanding under the agreement during 2002 was $15 million.

        Financial covenants in the purchase agreements governing our 5.20% senior notes, our 5.88% senior notes, and our 7.42% senior notes; our leasehold mortgage term loans; and our revolving credit agreement limit our ability to pay dividends. As of December 31, 2003, the most restrictive of our covenants with respect to dividends were contained in our leasehold mortgage term loans. These loans required that we maintain a fixed charge coverage ratio of at least 1.35 to 1, with the amount of cash dividends deducted from the numerator used to calculate this ratio. During the fourth quarter of 2003, IHOP violated these affirmative covenants due to the declaration of a quarterly cash dividend in the fourth quarter of 2003. The creditor has issued a waiver for the covenant violation for the fiscal year ended December 31, 2003. Effective March 8, 2004, the leasehold mortgage term loans were amended so that cash dividends would no longer be deducted from the numerator in calculating this ratio. After giving effect to this amendment, the Company's most restrictive covenant requires the Company to maintain a ratio of consolidated debt to total capitalization of 0.5 to 1.0. Under this test, as of December 31, 2003 the Company had $90.4 million in retained earnings available for payment as dividends.

        IHOP's long term debt maturities are as follows:

(In thousands)
2004	$5,731
2005	5,839
2006	19,558
2007	19,732
2008	19,928
Thereafter	74,558

$145,346

7.    Leases

        The Company leases the majority of its restaurants with the exception of those where a franchisee enters into a lease directly with a landlord and those associated with area license agreements. The restaurants are subleased to franchisees or operated by IHOP. These noncancelable leases and subleases consist primarily of land, buildings and improvements.

        The following is the Company's net investment in direct financing lease receivables:

	2003	2002
	(In thousands)
Total minimum rents receivable	$349,224	$372,893
Less unearned income	(217,970)	(239,089)

Net investment in direct financing lease receivables	131,254	133,804
Less current portion	(1,425)	(1,202)

Long-term direct financing lease receivables	$129,829	$132,602

        Contingent rental income for the years ended December 31, 2003, 2002 and 2001 was $29,348,000, $23,393,000 and $21,899,000, respectively.

        The following is the Company's net investment in equipment leases receivable:

	2003	2002
	(In thousands)
Total minimum leases receivable	$430,156	$373,828
Less unearned income	(250,051)	(215,607)

Net investment in equipment leases receivables	180,105	158,221
Less current portion	(5,368)	(4,960)

Long-term equipment leases receivable	$174,737	$153,261

        The following are minimum future lease payments on the Company's noncancelable leases as lessee at December 31, 2003:

	Capital Leases	Operating Leases
	(In thousands)
2004	$22,537	$59,152
2005	22,899	58,806
2006	22,904	58,312
2007	22,944	58,785
2008	23,089	58,857
Thereafter	298,599	888,706

Total minimum lease payments	412,972	$1,182,618

Less interest	(232,152)

Capital lease obligations	180,820
Less current portion	(3,156)

Long-term capital lease obligations	$177,664

        The asset cost and carrying amount on IHOP-owned property leased at December 31, 2003, was $88.0 million and $80.3 million, respectively.

        The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2003:

	Direct Financing Leases	Operating Leases
	(In thousands)
2004	$18,551	$83,116
2005	18,774	84,046
2006	18,847	84,773
2007	19,032	85,907
2008	19,294	86,873
Thereafter	254,726	1,554,083

Total minimum rents receivable	$349,224	$1,978,798

        IHOP has noncancelable leases, expiring at various dates through 2032, that require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include IHOP's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2003, 2002 and 2001 was $2,779,000, $2,713,000 and $2,902,000, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2003, 2002 and 2001 was $59,460,000, $50,988,000 and $40,312,000, respectively.

8.    Reorganization Charges

        In January 2003, the Company adopted a new operating model, moving from Company-developed and financed restaurant growth to franchisee-financed development. As a result, the 2003 financial results were impacted by certain transition and reorganization charges. For the twelve months ended December 31, 2003, we incurred $9.1 million in reorganization charges. $5.5 million of these expenses were related to the write-off of development costs associated with potential sites that we are no longer going to develop as a result of the adoption of our new business model. In addition, we incurred $3.6 million in management consulting, legal fees, severance costs and other expenses associated with the transition to our new business model. Almost all of the anticipated reorganization charges were incurred in 2003.

9.    Stockholders' Equity

        In March 2003 the Board of Directors declared a quarterly cash dividend of $.25 per share, paid on May 19, 2003 to stockholders of record on May 1, 2003. Subsequent to this declaration of a quarterly dividend, the Company declared a quarterly cash dividend of $0.25 per common share paid on August 18, 2003 to stockholders of record as of August 1, 2003; and declared a third quarterly cash dividend of $0.25 per common share paid on November 21, 2003 to stockholders of record as of November 3, 2003.

        The Stock Incentive Plan (the "1991 Plan") was adopted in 1991 and amended and restated in 1998 to authorize the issuance of up to 3,760,000 shares of common stock pursuant to options, restricted stock, and other long-term stock-based incentives to officers and key employees of IHOP. The 2001 Stock Incentive Plan (the "2001 Plan") was adopted in 2001 to authorize the issuance of up to 1,200,000 shares of common stock. No option can be granted at an option price of less than the fair market value at the date of grant as defined by the Plan. Exercisability of options is determined at, or after, the date of grant by the administrator of both Plans. All options granted under both Plans through December 31, 2003, become exercisable one-third after one year, two-thirds after two years and 100% after three years or immediately upon a change in control of IHOP, as defined by both Plans.

        The Stock Option Plan for Non-Employee Directors (the "Directors Plan") was adopted in 1994 and amended and restated in 1999 to authorize the issuance of up to 400,000 shares of common stock pursuant to options to non-employee members of IHOP's Board of Directors. Options are to be granted at an option price equal to 100% of the fair market value of the stock on the date of grant. Options granted pursuant to the Directors Plan vest and become exercisable one-third after one year, two-thirds after two years and 100% after three years. Options for the purchase of shares are granted to each non-employee Director under the Directors Plan as follows: (1) an option to purchase 15,000 shares on February 23, 1995, or on the Director's election to the Board of Directors if he or she was not a Director on such date, and (2) an option to purchase 5,000 shares annually in conjunction with IHOP's Annual Meeting of Stockholders for that year.

        On January 13, 2003, the Company announced that the Board of Directors had authorized the repurchase of up to 2.6 million shares of IHOP Corp. common stock. For the twelve months ended December 31, 2003, the Company had cumulatively repurchased 0.6 million shares of its common stock.

        Information regarding activity for stock options outstanding under IHOP's stock option plans is as follows:

Shares Under Option	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	1,906,563	$14.59
Granted	323,000	23.64
Exercised	(619,192)	11.53
Terminated	(22,001)	17.37

Outstanding at December 31, 2001	1,588,370	17.58
Granted	354,000	28.66
Exercised	(509,004)	14.93
Terminated	(48,165)	25.31

Outstanding at December 31, 2002	1,385,201	21.12
Granted	301,750	25.35
Exercised	(588,081)	17.72
Terminated	(90,827)	24.20

Outstanding at December 31, 2003	1,008,043	$24.09

Exercisable at December 31, 2003	479,326	$21.71

        Information regarding options outstanding and exercisable at December 31, 2003 is as follows:

Range of Exercise Prices	Number Outstanding as of 12/31/2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/2003	Weighted Average Exercise Price
$13.50 - $20.31	263,097	5.13	$17.33	231,783	$16.95
$21.06 - $24.00	293,116	8.17	$23.35	74,034	$22.03
$24.10 - $28.11	258,332	8.37	$26.73	121,668	$26.88
$28.75 - $35.25	193,498	8.45	$30.90	51,841	$30.41

$13.50 - $35.25	1,008,043	7.48	$24.09	479,326	$21.71

        The fair value of each option grant issued during each of the three years in the period ended December 31, 2003, reflecting the basis for the proforma disclosure in Note 1, is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk free interest rate	2.63%—3.25%	3.50%	5.75%
Expected volatility	37.0%	37.0%	37.0%
Dividend yield	0%—3.56%	—	—
Weighted average expected life	5 Years	5 Years	5 Years
Weighted average fair value of options granted	$ 25.35	$30.25	$24.18

10.    Income Taxes

        The provision for income taxes is as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Provision for income taxes:
Current
Federal	$15,418	$11,714	$13,008
State and foreign	3,641	2,032	1,494

	19,059	13,746	14,502

Deferred
Federal	3,876	9,778	8,224
State	(867)	965	1,447

	3,009	10,763	9,671

Provision for income taxes	$22,068	$24,509	$24,173

        The provision for income taxes differs from the expected federal income tax rates as follows:

	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and other taxes, net of federal tax benefit	2.5	2.5	2.5

Effective tax rate	37.5%	37.5%	37.5%

        Deferred tax assets consist of the following components:

	2003	2002
	(In thousands)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$10,826	$9,137
Differences in capitalization and depreciation and application of cash receipts and disbursements of direct financing leases and capital lease obligations	19,613	15,817
Other	6,919	510

	$37,358	$25,464

        Deferred tax liabilities consist of the following components:

	2003	2002
	(In thousands)
Differences between financial and tax accounting in the recognition of franchise and equipment sales	$94,750	$84,597
Differences between book and tax basis of property and equipment	13,152	6,821
Deferred dividends	3,441	5,022

	$111,343	$96,440

        The Internal Revenue Service ("IRS") has proposed adjustments in connection with its examination of the Company's 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which the Company reports initial franchise fee income for federal income tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2000 tax year of approximately $45.2 million and additional income for its 2001 tax year of approximately $4.8 million. The Company's federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability, would be approximately $15.8 million for 2000 and $1.7 million for 2001. The Company is currently contesting the proposed adjustments through IRS administrative proceedings.

        For the tax years under audit, and potentially for subsequent tax years, such proposed adjustments could result in material cash payments by the Company. The Company had previously recorded in its consolidated financial statements the expected federal and state deferred income tax liability. Therefore, the proposed adjustments relate only to a timing issue. Although the Company cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

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

        The cost of the ESOP is borne by IHOP through contributions determined by the Board of Directors in accordance with the ESOP provisions and Internal Revenue Service regulations. The contributions to the plan for the years ended December 31, 2003, 2002 and 2001 were $2,210,000, $1,998,000 and $1,850,000, respectively. The contribution for the year ended December 31, 2003 will be made in shares of IHOP Corp. common stock.

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

12.    Related Party Transactions

        On December 26, 2001, the Company loaned $1.2 million to its President and Chief Executive Officer. A portion of the loan ($600,000) was a personal loan. Pursuant to the employment agreement signed by the President and Chief Executive Officer in December 2001, this personal loan is interest free and forgiven in annual increments of $100,000. As of December 31, 2003 and 2002 the outstanding balance of this personal loan was $400,000 and $500,000, respectively. The other portion of the loan ($600,000) was an interest free bridge loan used to fund a portion of the down payment on a new home. In early 2002, $490,000 of this loan was repaid and $110,000, which represents the decline in the value of a former residence, was forgiven by the Company, upon the recommendation of the compensation committee of the Board of Directors. As of December 31, 2003 and 2002, the remaining balance of this loan was zero.

13.    Commitments and Contingencies

        IHOP is subject to various claims and legal actions that have arisen in the ordinary course of business. We believe such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations, or cash flows.

14.    Segment Reporting

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

Prior period segment information has been restated to conform with the current year presentation. Information on segments and a reconciliation to income before income taxes are as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Finance Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Year Ended December 31, 2003
Revenues from external customers	$140,131	$117,258	$74,880	$72,536	$—	$404,805
Intercompany real estate charges	—	16,096	1,563	—	(17,659)	—
Depreciation & amortization	—	4,871	3,937	—	9,817	18,625
Interest expense	—	17,911	1,619	7,364	—	26,894
Reorganization charges	—	—	—	—	9,085	9,085
Income tax expense	—	—	—	—	22,068	22,068
Income (loss) before income taxes	75,866	18,172	(7,763)	28,917	(56,342)	58,850
Year Ended December 31, 2002
Revenues from external customers	$123,050	$99,595	$74,433	$68,796	$—	$365,874
Intercompany real estate charges	—	6,045	1,546	—	(7,591)	—
Depreciation & amortization	—	6,659	4,490	—	4,818	15,967
Interest expense	—	16,591	2,093	2,891	—	21,575
Income tax expense	—	—	—	—	24,509	24,509
Incomes (loss) before income taxes	67,911	19,738	(5,036)	30,611	(47,867)	65,357
Year Ended December 31, 2001
Revenues from external customers	$111,129	$84,037	$68,810	$60,460	$—	$324,436
Intercompany real estate charges	—	6,083	901	—	(6,984)	—
Depreciation & amortization	—	5,703	4,157	—	4,958	14,818
Interest expense	—	16,311	2,437	2,359	—	21,107
Income tax expense	—	—	—	—	24,173	24,173
Income (loss) before income taxes	62,860	18,073	(4,447)	27,018	(39,043)	64,461

15.    Selected Quarterly Financial Data (Unaudited)

	Revenues	Operating Margin	Net Income	Net Income Per Share— Basic(a)	Net Income Per Share— Diluted(a)
	(In thousands, except per share amounts)
2003
1st Quarter	$93,991	$30,864	$5,963	$0.28	$0.28
2nd Quarter	103,284	32,808	10,972	0.51	0.51
3rd Quarter	104,762	33,957	11,044	0.51	0.51
4th Quarter	102,768	30,935	8,803	0.41	0.41
2002
1st Quarter	$81,540	$27,706	$9,756	$0.47	$0.46
2nd Quarter	84,859	28,534	9,300	0.44	0.44
3rd Quarter	92,083	30,424	9,838	0.47	0.46
4th Quarter	107,392	33,652	11,954	0.57	0.56

(a)
The quarterly amounts may not add to the full year amount due to rounding.

Report of Independent Auditors

To the Stockholders and
Board of Directors of IHOP Corp.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of IHOP Corp. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
February 13, 2004, except for the loan amendment
discussed in Note 6 for which the date is March 8, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information appearing under the captions "Information Concerning Nominees and Members of the Board of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act" contained in the 2004 Proxy Statement is incorporated herein by reference.

        The information regarding the Registrant's audit committee financial experts set forth in the sections entitled "Board Committees and their Functions" and "Report of the Audit Committee" contained in the 2004 Proxy Statement is incorporated herein by reference.

        On February 13, 2004, the Nominating and Corporate Governance Committee of the Board of Directors of the Company adopted a Code of Ethics for Chief Executive and Senior Financial Officers, including the Company's principal executive officer, principal financial officer and controller. A copy of the Code of Ethics is available on the Company's web site at www.ihop.com. The Company intends to post on its web site any amendments to, or waivers from, this Code of Ethics within two days of any such amendment or waiver.

Item 11. Executive Compensation.

        Information appearing under the captions "Executive Compensation—Summary of Compensation," "Executive Compensation—Stock Options and Stock Appreciation Rights" and "Executive Officers of the Company—Employment Agreements" contained in the 2004 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information appearing under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" contained in the 2004 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information appearing under the caption "Certain Relationships and Related Transactions" contained in the 2004 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

        The information contained in the section entitled "Independent Auditor Fees" in the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)    Consolidated Financial Statements

        The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

    Consolidated Balance Sheets as of December 31, 2003 and 2002

    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003.

    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2003.

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003.

    Notes to the Consolidated Financial Statements.

    Report of Independent Auditors.

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

3.1	Restated Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to Registrant's 2002 Form 10-K is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to Registrant's 2002 Form 10-K is incorporated herein by reference).
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to Registrant's Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
4.1
Senior Note Purchase Agreement, dated as of November 19, 1992, among IHOP Corp., International House of Pancakes, Inc. ("IHOP, Inc.") and Mutual Life Insurance Company of New York and other purchasers (Exhibit 4.1 to Registrant's 2002 Form 10-K is incorporated herein by reference).
4.2
Senior Note Purchase Agreement, dated as of November 1, 1996, among IHOP, Inc., IHOP Corp. and Jackson National Life Insurance Company and other purchasers (Exhibit 4.2 to Registrant's 2002 Form 10-K is incorporated herein by reference).
4.3
First Amendment to Senior Note Purchase Agreement, dated as of October 28, 2002, among IHOP Inc., IHOP Corp., and Jackson National Life Insurance Company and other purchasers (Exhibit 4.3 to Registrant's 2002 Form 10-K is incorporated herein by reference).
4.4
Revolving line of credit note among International House of Pancakes, Inc., a Delaware Corporation and Wells Fargo Bank, N.A. dated as of June 28, 2001 (Exhibit 4.4 to the Registrant's 2001 Form 10-K is incorporated herein by reference).

4.5
First Amendment to Credit Agreement, dated as of May 31, 2002, among International House of Pancakes, Inc., a Delaware Corporation and Wells Fargo Bank, National Association (Exhibit 4.7 to IHOP Corp.'s Form 10-Q for the quarterly period ended June 30, 2002 is incorporated herein by reference).
4.6
Loan Agreement dated as of April 27, 2001, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A. (Exhibit 4.5 to Registrant's 2001 Form 10-K is incorporated herein by reference).
4.7
First Addendum to loan agreement, dated as of March 13, 2002, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A. (Exhibit 4.6 to Registrant's Form 10-Q for the quarterly period ended March 31, 2003 is incorporated herein by reference).
4.8
Second Addendum to loan agreement, dated as of October 28, 2002, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A. (Exhibit 4.8 to Registrant's 2002 Form 10-K is incorporated herein by reference).
4.9
Note Purchase Agreement, dated as of October 28, 2002, among IHOP Corp., International House of Pancakes, Inc. and AIG Annuity Insurance Company and other purchasers (Exhibit 4.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2002 is incorporated herein by reference).
4.10
Amended and restated Intercreditor Agreement, dated as of October 28, 2002, among Wells Fargo Bank, N.A., MONY Life Insurance Company and other noteholders (Exhibit 4.10 to Registrant's 2002 Form 10-K is incorporated herein by reference).
4.11	Third Addendum to loan agreement, dated as of March 8, 2004, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A.
*10.1	Employment Agreement between IHOP Corp. and Gregg Nettleton dated July 15, 2002 (Exhibit 10.1 to Registrant's 2002 Form 10-K is incorporated herein by reference).
*10.2	Employment Agreement between IHOP Corp. and Mark D. Weisberger (Exhibit 10.3 to Registrant's 2002 Form 10-K is incorporated herein by reference).
*10.3	Employment Agreement between IHOP Corp. and Richard C. Celio (Exhibit 10.4 to Registrant's 2002 Form 10-K is incorporated herein by reference).
*10.4	Agreement between IHOP Corp. and Tom Conforti dated March 25, 2003 (Exhibit 10.5 to Registrant's 2002 Form 10-K is incorporated herein by reference).
*10.5	Employment Agreement between IHOP Corp. and Robin S. Elledge (Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended June 30, 2001 is incorporated herein by reference).
*10.6	Employment Agreement between IHOP Corp. and Julia A. Stewart (Exhibit 10.10 to the 2001 Form 10-K is incorporated herein by reference).
10.7	Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc. (Exhibit 10.8 to Registrant's 2002 Form 10-K is incorporated herein by reference).
*10.8	International House of Pancakes Employee Stock Ownership Plan as Amended and Restated as of January 1, 2001 (Exhibit 10.12 to Registrant's 2001 Form 10-K is incorporated herein by reference).

*10.9	Third Amendment to the International House of Pancakes Employee Stock Ownership Plan, dated as of December 30, 2002 (Exhibit 10.10 to Registrant's 2002 Form 10-K is incorporated herein by reference).
*10.10
IHOP Corp. 1994 Stock Option Plan for Non-Employee Directors as Amended and Restated February 23, 1999 (Annex "A" to the IHOP Corp. Proxy Statement for Annual Meeting of Stockholders held on Tuesday, May 11, 1999 is incorporated herein by reference).
*10.11	IHOP Corp. 2001 Stock Incentive Plan (the "2001 Plan") (Appendix "B" to the IHOP Corp. Proxy Statement for the Annual Meeting of Stockholders held on May 15, 2001 is incorporated herein by reference).
*10.12	International House of Pancakes 401(k) Plan (Exhibit 10.15 to the Registrant's 2001 Form 10-K is incorporated herein by reference).
*10.13	IHOP Corp. Executive Incentive Plan effective January 1, 2004.
*10.14
Employment Agreement between IHOP Corp. and Patrick Piccininno dated July 14, 2003 (Exhibit 10.1 to IHOP Corp.'s Form 10-Q for the quarterly period ended September 30, 2003 is incorporated herein by reference).
*10.15	IHOP Corp. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement
11.0	Statement Regarding Computation of Per Share Earnings.
14.0	IHOP Corp. Code of Ethics for Chief Executive and Senior Financial Officers.
21.0	Subsidiaries of IHOP Corp.
23.0	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K:

        On October 24, 2003, IHOP furnished a Current Report on Form 8-K, dated October 24, 2003, under Item 12 with respect to earnings information for the quarterly period ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2004.

IHOP CORP.
By:	/s/ JULIA A. STEWART Julia A. Stewart President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 12th day of March 2004.

Name	Title

/s/ JULIA A. STEWART Julia A. Stewart	President, Chief Executive Officer and Director
/s/ THOMAS CONFORTI Thomas Conforti	Chief Financial Officer (Principal Financial Officer)
/s/ A. ALLEN ARROYO A. Allen Arroyo	Controller and Assistant Treasurer (Principal Accounting Officer)
/s/ LARRY ALAN KAY Larry Alan Kay	Chairman of the Board
/s/ H. FREDERICK CHRISTIE H. Frederick Christie	Director
/s/ RICHARD J. DAHL Richard J. Dahl	Director
/s/ FRANK EDELSTEIN Frank Edelstein	Director
/s/ MICHAEL S. GORDON Michael S. Gordon	Director
/s/ NEVEN C. HULSEY Neven C. Hulsey	Director
/s/ CAROLINE W. NAHAS Caroline W. Nahas	Director
/s/ PATRICK W. ROSE Patrick W. Rose	Director

QuickLinks

PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements
IHOP Corp. and Subsidiaries Consolidated Balance Sheets (In thousands, except share amounts)
IHOP Corp. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)
IHOP Corp. and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands, except share amounts)
IHOP Corp. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
IHOP Corp. and Subsidiaries Notes to the Consolidated Financial Statements
Report of Independent Auditors
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accountant Fees and Services.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES