Form 10-Q
period 2004-03-31
IHOP CORP
filed 2004-05-03
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☒ No  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2004
Common Stock, $.01 par value	21,407,040

IHOP CORP. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$32,482	$27,996
Marketable securities	53,460	45,537
Receivables, net	46,622	47,116
Reacquired franchises and equipment held for sale, net	1,130	1,597
Inventories	456	556
Prepaid expenses	1,126	4,279

Total current assets	135,276	127,081

Long-term receivables	351,429	354,036
Property and equipment, net	311,317	314,221
Reacquired franchises and equipment held for sale, net	6,405	9,153
Excess of costs over net assets acquired	10,767	10,767
Other assets	30,887	27,746

Total assets	$846,081	$843,004

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,830	$13,840
Accrued employee compensation and benefits	8,823	11,962
Other accrued expenses	12,815	8,924
Deferred income taxes	3,086	1,760
Current maturities of long-term debt	5,740	5,731
Current maturities of capital lease obligations	3,279	3,156

Total current liabilities	47,573	45,373

Long-term debt, less current maturities	139,138	139,615
Capital lease obligations, less current maturities	176,736	177,664
Deferred income taxes	69,563	72,225
Other liabilities	28,336	25,767
Commitments and contingencies
Stockholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; March 31, 2004: 22,021,734 shares issued and 21,364,239 shares outstanding; December 31, 2003: 21,994,068 shares issued and 21,389,939 shares outstanding	220	220
Additional paid-in capital	106,295	104,661
Retained earnings	301,007	295,448
Deferred compensation	(145)	(191)
Accumulated other comprehensive loss	(621)	(545)
Treasury stock, at cost (657,495 shares and 604,129 shares at March 31, 2004 and December 31, 2003, respectively)	(22,296)	(19,443)
Contribution to ESOP	275	2,210

Total stockholders' equity	384,735	382,360

Total liabilities and stockholders' equity	$846,081	$843,004

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues
Franchise revenues	$39,129	$33,786
Rental income	32,392	28,314
Company restaurant sales	10,555	19,674
Financing revenues	9,808	12,217

Total revenues	91,884	93,991

Costs and Expenses
Franchise expenses	18,298	15,401
Rental expenses	23,420	19,985
Company restaurant expenses	11,956	20,908
Financing expenses	5,213	6,833
General and administrative expenses	13,635	12,267
Other expense, net	1,906	2,347
Reorganization charges	—	6,709

Total costs and expenses	74,428	84,450

Income before provision for income taxes	17,456	9,541
Provision for income taxes	6,546	3,578

Net Income	$10,910	$5,963

Net Income Per Share
Basic	$0.51	$0.28

Diluted	$0.50	$0.28

Weighted Average Shares Outstanding
Basic	21,406	21,313

Diluted	21,613	21,443

Dividends Declared Per Share	$0.25	$0.25

Dividends Paid Per Share	$0.25	$—

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$10,910	$5,963
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	4,715	4,414
Reorganization charges	—	5,534
Deferred income taxes	(1,336)	18
Contribution to ESOP	290	557
Tax benefit from stock options exercised	178	22
Changes in current assets and liabilities
Accounts receivable	(567)	471
Inventories	100	(22)
Prepaid expenses	3,153	1,150
Accounts payable	(10)	(8,315)
Accrued employee compensation and benefits	(3,139)	1,108
Other accrued expenses	3,891	2,244
Other	2,077	178

Cash flows provided by operating activities	20,262	13,322

Cash flows from investing activities
Additions to property and equipment	(4,326)	(27,306)
Additions to long-term receivables	(377)	(2,022)
Purchase of marketable securities, net	(7,923)	(21,123)
Principal receipts from long-term receivables	5,727	3,489
Additions to reacquired franchises held for sale	(103)	(447)

Cash flows used in investing activities	(7,002)	(47,409)

Cash flows from financing activities
Proceeds from sale and leaseback arrangements	—	1,619
Proceeds from sale of land and building	1,472	—
Repayment of long-term debt, including revolving line of credit	(468)	(509)
Principal payments on capital lease obligations	(805)	(558)
Dividends paid	(5,351)	—
Purchase of treasury stock	(4,171)	—
Proceeds from stock options exercised	549	189

Cash flows (used in) provided by financing activities	(8,774)	741

Net change in cash and cash equivalents	4,486	(33,346)
Cash and cash equivalents at beginning of period	27,996	98,739

Cash and cash equivalents at end of period	$32,482	$65,393

Supplemental disclosures
Interest paid, net of amounts capitalized	$5,286	$4,585
Income taxes paid	25	30
Capital lease obligations incurred	—	1,052

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1.     General:    The accompanying consolidated financial statements for the three months ended March 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These financial statements have not been audited by our independent auditors but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of IHOP Corp. and Subsidiaries ("IHOP" or the "Company") are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in consolidated financial statements in accordance with accounting principles generally accepted in the United States have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 31, 2003. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Form 10-K. The accompanying consolidated balance sheet as of December 31, 2003 has been derived from our audited financial statements. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

        2.     Reclassifications:    Certain reclassifications have been made to prior period information to conform to the current period presentation.

        3.     Presentation:    IHOP's fiscal quarter ends on the Sunday closest to the last day of each quarter. For convenience, we report all fiscal quarter endings on March 31, June 30, September 30 and December 31.

        4.     Segments:    In January 2003, we announced significant changes in the way the Company conducts business. These include a transition from Company-financed restaurant development to a more traditional franchise development model, in which franchisees finance and develop their new restaurants. As a result of the change in IHOP's business model, the Company has also changed the presentation of its segment information. IHOP identifies its operating segments based on the organizational units used by management to monitor performance and make operating decisions. The Franchise Operations segment includes restaurants operated by franchisees and area licensees in the United States and Canada. The Franchise Operations segment consists primarily of royalty revenues, sales of proprietary products, advertising fees and franchise fees. The Rental Operations segment consists of rental income and expense and direct financing lease interest income and capital lease interest expense on restaurants operated by franchisees. The Company Restaurant Operations segment includes Company-operated restaurants in the United States. The Financing Operations segment consists of sales of franchises and equipment as well as interest income from the financing of franchise fee and equipment contract notes.

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2004
Revenues from external customers	$39,129	$32,392	$10,555	$9,808	$—	$91,884
Intercompany real estate charges	—	4,912	183	—	(5,095)	—
Depreciation and amortization	—	1,376	496	—	2,843	4,715
Interest expense	—	4,629	273	1,979	—	6,881
Income (loss) before provision for income taxes	20,831	5,184	(1,566)	4,595	(11,588)	17,456
Provision for income taxes	—	—	—	—	6,546	6,546
Three Months Ended March 31, 2003
Revenues from external customers	$33,786	$28,314	$19,674	$12,217	$—	$93,991
Intercompany real estate charges	—	3,472	496	—	(3,968)	—
Depreciation and amortization	—	1,160	1,106	—	2,148	4,414
Interest expense	—	4,398	429	1,670	—	6,497
Reorganization charges	—	—	—	—	6,709	6,709
Income (loss) before provision for income taxes	18,385	4,857	(1,591)	5,384	(17,494)	9,541
Provision for income taxes	—	—	—	—	3,578	3,578

        5.     Stock Based Employee Compensation:    In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company's common stock exceeds the exercise price the employee must pay for the stock. The Company's policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through March 31, 2004 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share data):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$10,910	$5,963
Add stock-based compensation expense included in reported net income, net of tax	28	34
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(424)	(248)

Net income, pro forma	$10,514	$5,749

Net income per share—diluted, as reported	$0.50	$0.28
Net income per share—diluted, pro forma	$0.49	$0.27

        6.     New Accounting Pronouncements:    In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 establishes a new and far-reaching consolidation accounting model. Although FIN 46 was initially focused on special purpose entities, the applicability of FIN 46 goes beyond such entities and can have applicability to franchise arrangements, regardless of whether the Company has voting or ownership control of the franchises. In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN 46R, which delayed the effective date of FIN 46 for certain entities until March 31, 2004, and provided clarification regarding franchise considerations and other implementation issues.

        IHOP believes that it qualifies for the Scope Exception For Certain Enterprises That Are Unable To Obtain Information contained in FIN 46R. IHOP believes it has, and continues to make, exhaustive efforts to obtain sufficient information from its franchisees who may qualify as variable interest entities. However, IHOP does not currently have the information necessary to (a) determine whether the entity is a variable interest entity, (b) determine whether IHOP is the primary beneficiary, or (c) perform the accounting required to consolidate the entity.

        7.     Income Taxes:    The Internal Revenue Service ("IRS") has proposed adjustments in connection with its examination of the Company's 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which the Company reports initial franchise fee income for federal income tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2000 tax year of approximately $45.2 million and additional income for its 2001 tax year of approximately $4.8 million. The Company's federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability would be approximately $15.8 million for 2000 and $1.7 million for 2001. The Company is currently contesting the proposed adjustments through IRS administrative proceedings. In addition, if the IRS is successful, the Company would report additional income for its 2002 and 2003 tax years. The Company estimates that its federal income tax liability with respect to such additional income, exclusive of interest, penalties and related state tax liability, would be approximately $2.0 million for each of 2002 and 2003.

        For the tax years under audit, and potentially for subsequent tax years, such proposed adjustments could result in material cash payments by the Company. The Company had previously recorded in its consolidated financial statements the expected federal and state deferred income tax liability. The proposed adjustments relate only to the timing of when the taxes are paid. Although the Company cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth certain operating data for IHOP restaurants:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands) (Unaudited)
Restaurant Data
Effective restaurants(a)
Franchise(b)	979	891
Company	41	76
Area license(b)	144	137

Total	1,164	1,104

System-wide
Sales(c)	$465,315	$413,825
Percent increase	12.4%	13.1%
Average sales per effective restaurant	$400	$375
Percent increase	6.7%	4.5%
Same-store sales percentage change(d)	7.1%	3.1%
Franchise(b)
Sales	$411,558	$355,723
Percent increase	15.7%	13.8%
Average sales per effective restaurant	$420	$399
Percent increase	5.3%	3.6%
Same-store sales percentage change(d)	6.8%	3.0%
Company
Sales	$10,555	$19,674
Percent (decrease) increase	(46.4)%	10.6%
Average sales per effective restaurant	$257	$259
Percent (decrease) increase	(0.8)%	7.9%
Area License(b)
Sales	$43,202	$38,428
Percent increase	12.4%	8.6%
Average sales per effective restaurant	$300	$280
Percent increase	7.1%	4.5%

  (a)
  "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. It is calculated by dividing total restaurant operating days by 91 days for a quarterly calculation.

  (b)
  IHOP historically reported restaurants in Canada as franchise restaurants although the restaurants were operated under an area license agreement. Beginning with 2004, Canadian restaurants will be reported as "Area License". Prior year information has been restated to conform to the current year presentation.

  (c)
  "System-wide sales" are retail sales of franchisees, area licensees and Company-operated restaurants, as reported to IHOP.

  (d)
  "Same-store sales percentage change" reflects the percentage change in sales for restaurants that are operated for the entire fiscal period in which they are being compared and have been open for at least 18 months. Because of new unit openings and store closures, the restaurants opened for an entire fiscal period being compared will be different from period to period. Same-store average sales do not include data on restaurants located in Florida.

        The following table summarizes IHOP's restaurant development and franchising activity:

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP-beginning of period	1,165	1,103
New openings
IHOP-developed	1	17
Franchisee-developed(a)	2	3
Area license	3	—

Total new openings	6	20
Closings
Company and franchise	(7)	(5)
Area license	—	—

IHOP-end of period	1,164	1,118

Summary-end of period
Franchise(a)	988	901
Company	31	80
Area license(a)	145	137

Total IHOP	1,164	1,118

RESTAURANT FRANCHISING ACTIVITY
IHOP-developed	2	11
Franchisee-developed(a)	2	3
Rehabilitated and refranchised	9	1

Total restaurants franchised	13	15
Reacquired by IHOP	—	(2)
Closed	(4)	(2)

Net addition	9	11

  (a)
  IHOP historically reported restaurants in Canada as franchise restaurants although the restaurants were operated under an area license agreement. Beginning with 2004, Canadian restaurants will be reported as "Area License". Prior year information has been restated to conform to the current year presentation.

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

        This information should be read in conjunction with consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Franchising

        Our franchising activities in each of the quarters ended March 31, 2004 and 2003 included both Company financed and franchisee financed development. For clarity of presentation, the discussion below is separated between those activities specific to the Old Model and those which apply to the New Model.

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

        Our involvement in the development of new restaurants allows IHOP to charge a core franchise fee and development and financing fees totaling $200,000 to $550,000. In addition, we derive income from the financing of the core franchise fee and development and financing fees, and the leasing of property and equipment to franchisees. However, we also incur obligations in the development, franchising and start-up operations of the new restaurants.

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

        The following table represents our development commitments as of March 31, 2004.

		Scheduled Opening of Restaurants by
	Number of Signed Agreements at 3/31/04	Remainder of 2004	2005	2006	2007 and thereafter	Total
Single-store development agreements	24	15	9	0	0	24
Multi-store development agreements	33	23	32	28	114	197

	57	38	41	28	114	221

Same-Store Sales

        Beginning in the second quarter of 2003, IHOP changed its methodology for calculating same-store sales from a 12-month basis to an 18-month basis. Under the new methodology, we compare quarter over quarter retail sales of restaurants which have been open continuously for 18 months or more. Prior year information has been restated for ease of comparison. The Company believes this provides a more accurate view of its system's performance by excluding the impact of high sales levels typically seen during the first months of operations at new restaurants. All same-store sales information in this Quarterly Report on Form 10-Q is presented using the 18-month methodology.

Comparison of the fiscal quarters ended March 31, 2004 and 2003

        IHOP's fiscal first quarter ends on the Sunday nearest to March 31 of each year. For convenience, we report the fiscal first quarters as ending on March 31. Each of the quarters ended March 31, 2004 and 2003 was comprised of 13 weeks (91 days).

System-Wide Retail Sales

        System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and Company-operated restaurants. System-wide retail sales grew by 12.4% or $51.5 million to $465.3 million in the first quarter of 2004 over the same period in 2003. The growth in system-wide sales was primarily due to an increase in the number of effective restaurants and a 7.1% increase in same-store sales. "Effective restaurants" are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period. Effective restaurants grew by 5.4% from 1,104 to 1,164 in the first quarter of 2004 over the same period in the prior year due to new restaurant development. The increase in same-store sales was primarily attributable to limited time promotions and improved operations of our restaurants.

        For the twelve months ending December 31, 2004, we expect system-wide sales to be in the range of $1.8 billion to $1.9 billion. System-wide sales growth is expected to be driven by the annualized effect of new restaurant openings in 2003, expected new restaurant openings in 2004 and expected improvement in same-store sales. In addition, the anticipated increase in system-wide sales will be due in part to the benefit of a 53rd week in fiscal 2004. We utilize a weekly fiscal calendar to close our books. In order to align our fiscal quarter end to the calendar quarter, we utilize a 53-week fiscal calendar approximately every six years to account for this required adjustment. As such, we will record an additional week of retail sales in fiscal 2004.

Franchise Operations

        Franchise revenues are the revenues received by IHOP from its franchisees and area licensees and include royalties, sales of proprietary products, advertising fees and core franchise fees (core franchise fees are the portion of total franchise fees allocable to the license to franchisees to use the Company's intellectual property). Franchise revenues grew by 15.8% from $33.8 million in the first quarter 2003 to $39.1 million in the same period in 2004. Franchise revenues grew primarily due to an increase in franchise restaurant retail sales of 15.7% from $355.7 million in the first quarter of 2003 to $411.6 million in the same period in 2004. The increase in franchise restaurant retail sales was primarily due to a 9.9% increase in the number of effective franchise restaurants from 891 in the first quarter in 2003 to 979 in the same period in 2004 and a 6.8% increase in same-store sales from the first quarter in 2003 to the same period in 2004.

        Franchise expenses consist primarily of advertising and the cost of proprietary products, which are variable in nature and are expected to fluctuate with franchise revenues. Franchise expenses increased by 18.8% to $18.3 million in the first quarter of 2004 from $15.4 million in the same period in 2003. The increase in franchise expenses was primarily a result of the increase in franchise revenues mentioned above.

        Franchise operations profit increased by 13.3% from $18.4 million in the first quarter of 2003 to $20.8 million in the same period in 2004. For the twelve months ending December 31, 2004, franchise operations segment profit is expected to increase slightly. The increase will be due to increased sales expected at franchise restaurants from annualized restaurant growth in 2003 and new development in 2004. Franchise operations margin is expected to decline slightly in 2004 primarily due to lower royalty rates from recently refranchised restaurants and lower core franchise fees due to a decrease in the number of restaurants that we expect to franchise.

Rental Operations

        Rental revenue includes rental income from operating leases and interest income from direct financing leases. Rental revenues increased by 14.4% to $32.4 million in the first quarter of 2004 from $28.3 million in the same period in 2003. The increase in rental income is associated with an increase in the number of operating leases associated with new restaurants. In addition, rental income under most leases is tied to retail sales of the restaurants, and accordingly the increase is also partially due to improved same-store sales.

        Rental expenses consist primarily of rental expense associated with operating leases and interest expense on direct financing leases. Rental expenses increased by 17.2% to $23.4 million in the first quarter of 2004 from $20.0 million in the same period in 2003. The increase in rental costs is associated with an increase in the number of operating leases associated with new restaurants.

        Rental operations profit increased by 7.7% from $8.3 million in the first quarter of 2003 to $9.0 million in the same period in 2004. For the twelve months ended December 31, 2004, rental operations segment profit is expected to increase slightly primarily due to the anticipated increase in the number of operating leases associated with the refranchising of Company-operated restaurants and the effect of restaurant openings in 2003.

Company Restaurant Operations

        Company restaurant operations revenues are retail sales to guests at restaurants operated by IHOP. Company restaurant operations revenues decreased by 46.4% to $10.6 million in the first quarter of 2004 from $19.7 million in the same period in 2003. The decrease in revenue is primarily due to a 46.1% decrease in the number of effective IHOP-operated restaurants from 76 in the first quarter of 2003 to 41 in the first quarter of 2004. "Effective restaurants" are the number of restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period.

        Company restaurant expenses include primarily food, labor and benefits, incentives, utilities, rent and other real estate related costs. Company restaurant expenses decreased by 42.8% to $12.0 million in the first quarter of 2004 from $20.9 million in the same period of 2003. The decrease in Company restaurant expenses was primarily attributable to the decrease in the number of IHOP-operated restaurants.

        Company restaurant operations loss was $1.4 million in the first quarter of 2004, or 13.5% higher than the loss of $1.2 million in the same period in 2003. For the twelve months ending December 31, 2004, the loss on Company operations is expected to be substantially reduced due to the decrease in the number of IHOP-operated restaurants as a result of our refranchising efforts. We have also established a separate management team exclusively for IHOP-operated restaurants. The new Company operations management team is charged with improving revenue and profitability through better overall operational execution.

Financing Operations

        Financing operations revenues consist of the portion of franchise fees not allocated to the Company's intellectual property, revenues from the sale of restaurant equipment and interest income from the financing of franchise fee and equipment leases. Financing operations revenues decreased by 19.7% to $9.8 million in the first quarter of 2004 from $12.2 million in the same period in 2003. The decrease in revenues was primarily due to a decrease in the number of transactions for which we received development and financing fees. In the first quarter of 2004, we franchised two restaurants as compared with eleven restaurants in the same period in 2003. This decrease was partially offset by an increase in interest income from franchise and equipment notes associated with restaurants franchised in 2003.

        Financing operations costs and expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Financing operations costs and expenses decreased by 23.7% to $5.2 million in the first quarter of 2004 from $6.8 million in the first quarter of 2003.

        Financing operations profit decreased by 14.7% to $4.6 million in the first quarter of 2004 from $5.4 million in the same period of 2003. For the twelve months ending December 31, 2004, financing operations profit is expected to decrease significantly due to the planned reduction in the number of units for which we will receive development and financing fees. In 2003, the Company developed and franchised 56 restaurants for which it received development and franchising fees. It is expected that in 2004, the number of transactions for which such fees will be received will decline to four. The reduction of development and financing fees will lead to a profit decline in this segment. This will be partially offset by increased interest income from restaurants developed in 2003.

General and Administrative Expenses

        General and administrative expenses increased $1.4 million, or 11.2%, from $12.3 million in the three months ended March 31, 2003 to $13.6 million in the same period of 2004. The increase in general and administrative expenses was primarily due to normal increases in salaries and wages and additional costs associated with the new initiatives in the areas of Marketing, Operations, Training, Research and Development, and Information Technology.

        For the twelve months ending December 31, 2004, we expect that general and administrative expenses will be between $53 million and $58 million.

Other Expense, Net

        Other expense, net, decreased by $0.4 million or 18.8%, from $2.3 million in the first quarter of 2003 to $1.9 million in the same period in 2004.

Reorganization Charges

        In January 2003, the Company adopted a new operating model, moving from Company-developed and financed restaurant growth to franchisee-financed development. As a result, first quarter 2003 financial results were impacted by certain transition and reorganization charges. In the first quarter of 2003, we incurred $6.7 million in reorganization charges. Of these expenses, $5.5 million were related to the write-off of development costs associated with potential sites that we are no longer going to develop as a result of the adoption of our new business model. In addition, we incurred $1.2 million in management consulting, legal fees, severance costs and other expenses. There were no reorganization charges in the first quarter of 2004.

Provision for Income Taxes

        The Company's effective tax rate was 37.5% for both the first quarters of 2004 and 2003.

Liquidity and Capital Resources

        In the first quarter of 2004, cash and cash equivalents increased by $4.5 million or 16.0% from $28.0 million as of December 31, 2003 to $32.5 million as of March 31, 2004. The Company ended the period with $32.5 million in total cash and cash equivalents and $53.5 million in liquid investments.

        Cash provided by operating activities in the first quarter of 2004 totaled $20.3 million and resulted primarily from net income of $10.9 million and other balance sheet changes of $9.4 million.

        In the first quarter of 2004, we opened one IHOP-developed restaurant. We funded total capital additions of $4.3 million, which included the cost of the newly-opened restaurant, new equipment for existing restaurants, remodels of existing restaurants, restaurants under construction, and other capital expenditures. This amount is down significantly from the $27.3 million invested for these purposes in the first quarter of 2003.

        In 2004, capital expenditures are expected to be approximately $10 million to $15 million. These capital expenditures include costs associated with the development of four restaurants under the "Old Model," the development of new IHOP-operated restaurants in Cincinnati, Ohio and continued investment in information technology.

        In January 2003, our Board of Directors approved an increase in our stock repurchase program that permits the purchase of up to 2.6 million shares. During the first quarter of 2004, we repurchased approximately 115,000 shares of common stock under our stock repurchase program at an aggregate cost of $4.2 million. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

        The Internal Revenue Service ("IRS") has proposed adjustments in connection with its routine examination of the Company's 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which the Company reports initial franchise fee income for federal income tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2000 tax year of approximately $45.2 million and additional income for its 2001 tax year of approximately $4.8 million. The Company's federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability, would be approximately $15.8 million for 2000 and $1.7 million for 2001. The Company is currently contesting the proposed adjustments through IRS administrative proceedings. In addition, if the IRS is successful, the Company would report additional income for its 2002 and 2003 tax years. The Company estimates that its federal income tax liability with respect to such additional income, exclusive of interest, penalties and related state tax liability, would be approximately $2.0 million for each of 2002 and 2003.

        For the tax years under audit, and potentially for subsequent tax years, such proposed adjustments could result in material cash payments by the Company. The Company had previously recorded in its consolidated financial statements the expected federal and state deferred income tax liability. The proposed adjustments relate only to the timing of when the taxes are paid. Although the Company cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

        We expect to fund our liquidity needs, including operating expenses, capital expenditures, the repayment of long-term debt and capital lease obligations, stock repurchases and required income tax payments, from a combination of existing cash balances, liquid investments, cash flows from operating activities and principal receipts from notes and equipment contracts receivable. In 2004, we expect cash from operations of $50 million to $55 million, and principal receipts from notes and equipment contracts receivable of $17 million to $22 million.

        As an additional source of liquidity, we have a $25 million line of credit which expires in May 2005. Borrowings under the revolving line of credit agreement bear interest at the bank's reference rate (prime) or, at IHOP's option, at the bank's quoted rate or at a Eurodollar rate. There was no balance outstanding under this agreement at March 31, 2004 nor were there any borrowings under the agreement during the quarter.

Critical Accounting Policies

        We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires senior management to make estimates, assumptions and subjective or complex judgments that are inherently uncertain and may significantly impact the reported amounts of assets, liabilities, revenue and expenses during the reporting period. Changes in the estimates, assumptions and judgments affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our Consolidated Financial Statements.

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

        Recoverability of a restaurant's assets is measured by comparing the carrying value of the assets, to the undiscounted future cash flows expected to be generated over the remaining useful life of the asset. If the total expected undiscounted future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from impairment is recognized by a charge to earnings. The fair value is determined by discounting the future cash flows based on our cost of capital.

        From time to time, the Company may elect to close certain Company-operated restaurants. Typically such decisions are based on operating performance or strategic considerations. In these instances, we reserve, or write-off, the full carrying value of these restaurants as impaired.

        Periodically, the Company will reacquire a previously franchised restaurant. At the time of reacquisition, the franchise will be recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. The net realizable value of a reacquired franchise is based on the Company's average five-year historical franchise resale value. If the reacquisition value exceeds the historical resale value, an impairment loss will be recognized equal to the amount of the excess. The historical resale value used for each restaurant in the first quarter of 2004 was $220,000.

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

        The Franchise Operations segment consists primarily of royalty revenues, advertising fees, sales of proprietary products (primarily pancake mix) and the portion of the franchise fees allocated to the Company's intellectual property. Rental revenue includes revenue from operating leases and interest income from direct financing leases. Company restaurant sales are retail sales at IHOP-operated restaurants. The Financing Operations segment consists of the portion of the franchise fees not allocated to the Company's intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases.

        Royalty revenues and advertising fees, which are based on franchisee retail sales, are recorded when earned in accordance with franchise agreements. Revenues from the sales of proprietary products (primarily pancake mix) are recorded when shipped. Fees from development agreements are deferred until restaurants under the agreement are open. Upon restaurant opening, fees received from development agreements are reflected as franchise fee revenue. The portion of franchise fees allocated to the Company's intellectual property is also recorded as revenue upon restaurant opening. Rental revenue from operating leases is recognized on a straight-line basis over the terms of the leases. Interest income from direct financing leases is recognized as revenue when earned. The portion of franchise fees not allocated to the Company's intellectual property and revenue from the sales of equipment is recognized upon restaurant opening. Interest income from the financing of franchise fees and equipment leases is recognized when earned. Revenue from retail sales by Company-operated restaurants is recognized on a cash basis.

        Revenue recognition involves uncertainties and other factors, which may cause future results to be materially different. These factors include, but are not limited to: risks associated with the implementation of the Company's new strategic growth plan; the ability to continue to attract qualified franchisees; the terms of the sites designated for development; competition; continuing acceptance of the International House of Pancakes brand and concepts by guests and franchisees; IHOP's overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices.

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

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 establishes a new and far-reaching consolidation accounting model. Although FIN 46 was initially focused on special purpose entities, the applicability of FIN 46 goes beyond such entities and can have applicability to franchise arrangements, regardless of whether the Company has voting or ownership control of the franchises. In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN 46R, which delayed the effective date of FIN 46 for certain entities until March 31, 2004, and provided clarification regarding franchise considerations and other implementation issues.

        IHOP believes that it qualifies for the Scope Exception For Certain Enterprises That Are Unable To Obtain Information contained in FIN 46R. IHOP believes it has, and continues to make, exhaustive efforts to obtain sufficient information from its franchisees who may qualify as variable interest entities. However, IHOP does not currently have the information necessary to (a) determine whether the entity is a variable interest entity, (b) determine whether IHOP is the primary beneficiary, or (c) perform the accounting required to consolidate the entity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There were no material changes from the information contained in the Annual Report on Form 10-K as of December 31, 2003.

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

  (b)
  Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1—Legal Proceedings

        The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company's consolidated financial position or results of operations.

        In February 2004, Darden Corporation and GMRI, Inc., the owners and operators of the chain of Olive Garden restaurants, have filed a civil action for trademark infringement and unfair competition against IHOP Corp. and its subsidiary International House of Pancakes, Inc. in U.S. District Court, Middle District of Florida, Orlando Division. The plaintiffs claim rights to the advertising phrase "Never Ending Pasta Bowl," and assert that IHOP's use of "Never Ending Pancakes" and "Never Ending Popcorn Shrimp" violates their rights. At present, discovery has recently been initiated and IHOP intends to vigorously contest the claims.

Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
January 1, 2004-January 31, 2004	—	—	—	2,029,310
February 1, 2004-February 29, 2004	—	—	—	2,029,310
March 1, 2004-March 31, 2004	115,000	$36.27	115,000	1,914,310

Total	115,000	$36.27	115,000	1,914,310

  (a)
  Total number of shares repurchased through March 31, 2004 under the stock repurchase plan announced in January 2003 was 685,690. This includes 570,690 shares repurchased in 2003.

  (b)
  The above mentioned stock repurchase plan provided for the repurchase of up to 2.6 million shares.

Item 3—Defaults Upon Senior Securities

        None

Item 4—Submission of Matters to a Vote of Security Holders

        None

Item 5—Other Information

        On April 12, 2004, the Audit Committee of the Board of Directors dismissed PricewaterhouseCoopers LLP as the Company's independent accountant. The reports of PricewaterhouseCoopers LLP on our financial statements for the fiscal years ended December 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle. We engaged Ernst & Young LLP as the Company's independent accountant on April 15, 2004.

Item 6—Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

3.1	Restated Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 2002) is incorporated herein by reference.
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 2002) is incorporated herein by reference.
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.'s Form 10-Q for the quarterly period ended March 31, 2001) is incorporated herein by reference.
11.0	Statement Regarding Computation of Per Share Earnings.
31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

    On January 14, 2004, IHOP furnished a Current Report on Form 8-K, dated January 12, 2004, under Item 5 with respect to its 2004 performance guidance.

    On February 27, 2004, IHOP furnished a Current Report on Form 8-K, dated February 26, 2004, under Item 12 with respect to earnings information for the quarterly period ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHOP Corp.
(Registrant)

May 3, 2004 (Date)	BY:	/s/ JULIA A. STEWART President and Chief Executive Officer (Principal Executive Officer)

May 3, 2004 (Date)		/s/ THOMAS CONFORTI Chief Financial Officer (Principal Financial Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
Part II. OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
  Item 3—Defaults Upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K.