Form 10-Q
period 2004-06-30
IHOP CORP
filed 2004-08-05
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☒ No  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2004
Common Stock, $.01 par value	20,209,269

IHOP CORP. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,929	$27,996
Marketable securities	35,907	45,537
Receivables, net	44,059	47,116
Reacquired franchises and equipment held for sale, net	1,165	1,597
Inventories	397	556
Prepaid expenses	1,474	4,279

Total current assets	97,931	127,081

Long-term receivables	346,068	354,036
Property and equipment, net	302,930	314,221
Reacquired franchises and equipment held for sale, net	6,602	9,153
Excess of costs over net assets acquired	10,767	10,767
Other assets	34,028	27,746

Total assets	$798,326	$843,004

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,179	$13,840
Accrued employee compensation and benefits	8,872	11,962
Other accrued expenses	10,761	8,924
Deferred income taxes	2,020	1,760
Current maturities of long-term debt	5,775	5,731
Current maturities of capital lease obligations	3,454	3,156

Total current liabilities	40,061	45,373

Long-term debt, less current maturities	138,653	139,615
Capital lease obligations, less current maturities	175,841	177,664
Deferred income taxes	68,866	72,225
Other liabilities	30,366	25,767
Commitments and contingencies
Stockholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; June 30, 2004: 22,105,037 shares issued and 20,284,442 shares outstanding; December 31, 2003: 21,994,068 shares issued and 21,389,939 shares outstanding	221	220
Additional paid-in capital	108,649	104,661
Retained earnings	300,028	295,448
Deferred compensation	(103)	(191)
Accumulated other comprehensive loss	(348)	(545)
Treasury stock, at cost (1,820,595 and 604,129 shares at June 30, 2004 and December 31, 2003, respectively)	(64,458)	(19,443)
Contribution to ESOP	550	2,210

Total stockholders' equity	344,539	382,360

Total liabilities and stockholders' equity	$798,326	$843,004

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Franchise revenues	$37,209	$34,722	$76,338	$68,508
Rental income	32,405	28,993	64,797	57,307
Company restaurant sales	8,314	21,335	18,869	41,009
Financing revenues	8,216	18,234	18,024	30,451

Total revenues	86,144	103,284	178,028	197,275

Costs and Expenses
Franchise expenses	18,297	15,961	36,595	31,362
Rental expenses	23,705	21,320	47,125	42,139
Company restaurant expenses	8,942	22,493	20,898	43,401
Financing expenses	3,701	9,868	8,914	16,701
General and administrative expenses	14,045	13,562	27,680	25,829
Other expense, net	1,583	1,146	2,318	2,309
Impairment and closure charges	8,888	567	10,059	917
Reorganization charges	—	811	—	7,520

Total costs and expenses	79,161	85,728	153,589	170,178

Income before provision for income taxes	6,983	17,556	24,439	27,097
Provision for income taxes	2,617	6,584	9,163	10,162

Net income	$4,366	$10,972	$15,276	$16,935

Net Income Per Share
Basic	$0.21	$0.51	$0.72	$0.79

Diluted	$0.21	$0.51	$0.71	$0.78

Weighted Average Shares Outstanding
Basic	20,958	21,520	21,182	21,417

Diluted	21,134	21,705	21,373	21,574

Dividends Declared Per Share	$0.25	$—	$0.50	$0.25

Dividends Paid Per Share	$0.25	$0.25	$0.50	$0.25

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$15,276	$16,935
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	9,332	9,011
Impairment and closure charges	10,059	917
Reorganization charges	—	5,534
Deferred income taxes	(3,099)	(50)
Contribution to ESOP	565	1,113
Tax benefit from stock options exercised	784	1,544
Changes in current assets and liabilities
Receivables	1,889	3,922
Inventories	159	(1)
Prepaid expenses	2,805	5,226
Accounts payable	(4,661)	(13,490)
Accrued employee compensation and benefits	(3,090)	2,291
Other accrued expenses	1,837	(682)
Other	752	(88)

Cash flows provided by operating activities	32,608	32,182

Cash flows from investing activities
Additions to property and equipment	(8,978)	(49,634)
Additions to long-term receivables	(354)	(6,483)
Redemption and purchase of marketable securities, net	9,630	(33,367)
Proceeds from sale of land and building	1,472	—
Principal receipts from long-term receivables	10,424	7,436
Additions to reacquired franchises held for sale	(697)	(1,285)

Cash flows provided by (used in) investing activities	11,497	(83,333)

Cash flows from financing activities
Proceeds from sale and leaseback arrangements	—	12,618
Repayment of long-term debt, including revolving line of credit	(917)	(1,019)
Principal payments on capital lease obligations	(1,524)	(1,237)
Dividends paid	(10,696)	(5,383)
Purchase of treasury stock	(46,333)	(5,041)
Proceeds from stock options exercised	2,298	6,159

Cash flows (used in) provided by financing activities	(57,172)	6,097

Net decrease in cash and cash equivalents	(13,067)	(45,054)
Cash and cash equivalents at beginning of period	27,996	98,739

Cash and cash equivalents at end of period	$14,929	$53,685

Supplemental disclosures
Interest paid, net of amounts capitalized	$13,849	$13,370
Income taxes paid	3,582	4,958
Capital lease obligations incurred	—	10,277

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1.     General:    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

        The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in IHOP's annual report on Form 10-K for the year ended December 31, 2003.

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

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2004
Revenues from external customers	$37,209	$32,405	$8,314	$8,216	$—	$86,144
Intercompany real estate charges	—	4,985	112	—	(5,097)	—
Depreciation and amortization	—	1,408	384	—	2,825	4,617
Interest expense	—	4,594	233	1,994	—	6,821
Impairment and closure charges	—	—	8,888	—	—	8,888
Income (loss) before provision for income taxes	18,912	4,862	(731)	4,515	(20,575)	6,983
Provision for income taxes	—	—	—	—	2,617	2,617
Three Months Ended June 30, 2003
Revenues from external customers	$34,722	$28,993	$21,335	$18,234	$—	$103,284
Intercompany real estate charges	—	3,731	485	—	(4,216)	—
Depreciation and amortization	—	1,194	1,046	—	2,358	4,598
Interest expense	—	4,438	435	1,825	—	6,698
Impairment and closure charges	—	—	567	—	—	567
Reorganization charges	—	—	—	—	811	811
Income (loss) before provision for income taxes	18,761	4,815	(1,504)	8,366	(12,882)	17,556
Provision for income taxes	—	—	—	—	6,584	6,584
Six Months Ended June 30, 2004
Revenues from external customers	$76,338	$64,797	$18,869	$18,024	$—	$178,028
Intercompany real estate charges	—	9,897	295	—	(10,192)	—
Depreciation and amortization	—	2,784	880	—	5,668	9,332
Interest expense	—	9,223	506	3,973	—	13,702
Impairment and closure charges	—	—	10,059	—	—	10,059
Income (loss) before provision for income taxes	39,743	10,046	(2,297)	9,110	(32,163)	24,439
Provision for income taxes	—	—	—	—	9,163	9,163
Six Months Ended June 30, 2003
Revenues from external customers	$68,508	$57,307	$41,009	$30,451	$—	$197,275
Intercompany real estate charges	—	7,203	981	—	(8,184)	—
Depreciation and amortization	—	2,354	2,152	—	4,505	9,011
Interest expense	—	8,836	864	3,495	—	13,195
Impairment and closure charges	—	—	917	—	—	917
Reorganization charges	—	—	—	—	7,520	7,520
Income (loss) before provision for income taxes	37,146	9,672	(3,095)	13,750	(30,376)	27,097
Provision for income taxes	—	—	—	—	10,162	10,162

        5.     Stock Based Employee Compensation:    In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company's common stock exceeds the exercise price the employee must pay for the stock. The Company's policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through June 30, 2004 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income, as reported	$4,366	$10,972	$15,276	$16,935
Add stock-based compensation expense included in reported net income, net of tax	26	25	54	59
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(435)	(452)	(863)	(699)

Net income, pro forma	$3,957	$10,545	$14,467	$16,295

Net income per share—diluted, as reported	$0.21	$0.51	$0.71	$0.78
Net income per share—diluted, pro forma	$0.19	$0.49	$0.68	$0.76

        6.     Income Taxes:    The Internal Revenue Service ("IRS") has proposed adjustments in connection with its examination of the Company's 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which the Company reports initial franchise fee income for federal income tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2000 tax year of approximately $45.2 million and additional income for its 2001 tax year of approximately $4.8 million. The Company's federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability would be approximately $15.8 million for 2000 and $1.7 million for 2001. The Company is currently contesting the proposed adjustments through IRS administrative proceedings. In addition, if the IRS is successful, the Company would report additional income for its 2002 and 2003 tax years. The Company estimates that its federal income tax liability with respect to such additional income, exclusive of interest, penalties and related state tax liability would be approximately $2.0 million for each of 2002 and 2003.

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

        7.     Impairment and Closure Charges:    During the second quarter of 2004, IHOP recorded an $8.9 million charge for long-lived asset impairments on 14 restaurants. The Company will close 8 of these restaurants in the third quarter of 2004. The decision to close the restaurants was a result of a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria. The assets for these restaurants were written down to their estimated fair value in the second quarter. During the third quarter of 2004, IHOP expects to record an additional charge of approximately $4 to $5 million, primarily related to existing lease obligations associated with several of the restaurants to be closed. These lease charges will be recorded primarily during the third quarter in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires lease obligations to be recorded when a restaurant ceases operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth certain operating data for IHOP restaurants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands) (Unaudited)
Restaurant Data
Effective restaurants(a)
Franchise(b)	987	907	983	899
Company	32	79	37	77
Area license(b)	145	137	145	137

Total	1,164	1,123	1,165	1,113

System-wide
Sales(c)	$461,074	$425,533	$926,389	$839,358
Percent change	8.4%	16.1%	10.4%	14.6%
Average sales per effective restaurant	$396	$379	$795	$754
Percent change	4.5%	6.8%	5.4%	5.5%
Same-store sales percentage change(d)	4.2%	5.1%	5.6%	4.1%
Franchise(b)
Sales	$409,421	$366,940	$820,979	$722,663
Percent change	11.6%	16.6%	13.6%	15.2%
Average sales per effective restaurant	$415	$405	$835	$804
Percent change	2.5%	6.0%	3.9%	5.0%
Same-store sales percentage change(d)	4.0%	4.9%	5.5%	4.0%
Company
Sales	$8,314	$21,335	$18,869	$41,009
Percent change	(61.0%)	18.6%	(54.0%)	14.6%
Average sales per effective restaurant	$260	$270	$510	$533
Percent change	(3.7%)	12.5%	(4.3%)	10.4%
Area License(b)
Sales	$43,339	$37,258	$86,541	$75,686
Percent change	16.3%	10.0%	14.3%	9.3%
Average sales per effective restaurant	$299	$272	$597	$552
Percent change	9.9%	7.5%	8.2%	5.1%

  (a)
  "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. It is calculated by dividing total restaurant operating days by 91 days for a quarterly calculation.

  (b)
  IHOP historically reported restaurants in Canada as franchise restaurants although the restaurants were operated under an area license agreement. Beginning with 2004, Canadian restaurants are reported as "Area License." Prior period information has been restated to conform to the current period presentation.

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

        The following table summarizes IHOP's restaurant development and franchising activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP-beginning of period	1,164	1,118	1,165	1,103
New openings
IHOP-developed	2	16	3	33
Franchisee-developed(a)	5	3	7	6
Area license	—	—	3	—

Total new openings	7	19	13	39
Closings
Company and franchise	(4)	(1)	(11)	(6)
Area License	—	—	—	—

IHOP-end of period	1,167	1,136	1,167	1,136

Summary-end of period
Franchise(a)	990	920	990	920
Company	32	79	32	79
Area license(a)	145	137	145	137

Total IHOP	1,167	1,136	1,167	1,136

RESTAURANT FRANCHISING ACTIVITY
IHOP-developed	2	19	4	30
Franchisee-developed(a)	5	3	7	6
Rehabilitated and refranchised	2	1	11	2

Total restaurants franchised	9	23	22	38
Reacquired by IHOP	(3)	(4)	(3)	(6)
Closed	(4)	—	(8)	(2)

Net addition	2	19	11	30

  (a)
  IHOP historically reported restaurants in Canada as franchise restaurants although the restaurants were operated under an area license agreement. Beginning with 2004, Canadian restaurants are reported as "Area License." Prior period information has been restated to conform to the current period presentation.

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

General

        In January 2003, we announced significant changes in the way we conduct our business. These changes included a transition from Company-financed restaurant development (the "Old Model") to a more traditional franchise development model, in which franchisees finance and develop new restaurants (the "New Model"). It was the Company's intention to complete the transition from Company development to franchisee development by the end of 2003. Due to construction delays, we expect to complete the development and franchising of the final restaurant under the Old Model in the third quarter of 2004.

Franchising

        Our franchising activities in each of the quarters and six months ended June 30, 2004 and 2003 included both Company financed and franchisee financed development. For clarity of presentation, the discussion below is separated between those activities specific to the Old Model and those which apply to the New Model.

Old Model

        Under the Old Model, when we developed a restaurant we identified the site for the new restaurant, purchased the site or leased it from a third party, and built the restaurant and equipped it with all required equipment. We selected and trained the franchisee and supervisory personnel who would operate the restaurant. In addition, we typically financed approximately 80% of the franchise fee, and leased the restaurant and equipment to the franchisee. In accordance with GAAP, the equipment lease between the Company and the franchisee was treated as a sale in our financial statements.

        Our involvement in the development of new restaurants allowed IHOP to charge a core franchise fee and development and financing fees totaling $200,000 to $550,000. In addition, we derive income from the financing of the core franchise fee and development and financing fees, and the leasing of property and equipment to franchisees. However, we also incurred obligations in the development, franchising and start-up operations of the new restaurants.

        The franchisee typically paid approximately 20% of the initial franchise fee in cash, and we financed the remaining amount over five to eight years. We also continue to receive revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant's sales; (2) income from the leasing of the restaurant property and related equipment; (3) revenue from the sale of certain proprietary products, primarily pancake mixes; (4) a local advertising fee equal to about 2% of the restaurant's sales, which is usually collected by IHOP and then paid to a local advertising cooperative; and (5) a national advertising fee equal to 1% of the restaurant's sales. In some cases, we have agreed to accept reduced royalties for a period of time from franchisees in order to assist them in establishing their businesses, where business conditions justify it.

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

        The following table represents our development commitments as of June 30, 2004.

		Scheduled Opening of Restaurants
	Number of Signed Agreements	Remainder of 2004	2005	2006	2007 and thereafter	Total
Single-store development agreements	31	16	15	—	—	31
Multi-store development agreements	34	23	33	30	114	200

	65	39	48	30	114	231

Comparison of the second quarter and six months ended June 30, 2004 and 2003

        IHOP's fiscal second quarter ends on the Sunday nearest to June 30 of each year. For convenience, we report the fiscal second quarters as ending on June 30. Each of the quarters ended June 30, 2004 and 2003 was comprised of 13 weeks (91 days). Each of the six month periods ended June 30, 2004 and 2003 was comprised of 26 weeks (182 days).

System-Wide Retail Sales

        System-wide retail sales include the sales of all IHOP restaurants as reported to IHOP by its franchisees, area licensees and Company-operated restaurants. In the second quarter of 2004, system-wide retail sales grew by 8.4% or $35.5 million to $461.1 million from $425.5 million in the same period in 2003. System-wide retail sales for the first six months of 2004 grew by 10.4% or $87.0 million to $926.4 million from $839.4 million in the same period in 2003. The growth in system-wide retail sales was primarily due to an increase in same-store sales and an increase in the number of effective restaurants. Same-store sales increased by 4.2% for the second quarter of 2004 and by 5.6% for the first six months of 2004 compared to the same periods in 2003. The increase in same-store sales was primarily attributable to limited time promotions and improved operations of our restaurants. Due to new restaurant development, effective restaurants grew by 3.7% from 1,123 to 1,164 for the second quarter of 2004, and by 4.7% from 1,113 to 1,165 for the first six months of 2004. "Effective" restaurants are the number of restaurants in operation in a given fiscal period, adjusted to account for restaurants in operation for only a portion of the fiscal period.

        For the twelve months ending December 31, 2004, we expect system-wide retail sales to be in the range of $1.8 billion to $1.9 billion. System-wide retail sales growth is expected to be driven by the annualized effect of new restaurant openings in 2003, expected new restaurant openings in 2004 and expected improvement in same-store sales. In addition, the anticipated increase in system-wide retail sales will be due in part to the benefit of a 53rd week in fiscal 2004. We utilize a weekly fiscal calendar to close our books. In order to align our fiscal quarter end to the calendar quarter, we utilize a 53-week fiscal calendar approximately every six years to account for this required adjustment. As such, we will record an additional week of retail sales in fiscal 2004.

Franchise Operations

        Franchise revenues are the revenues received by IHOP from its franchisees and area licensees and include royalties, sales of proprietary products, advertising fees and core franchise fees (core franchise fees are the portion of total franchise fees allocable to the license to franchisees to use the Company's intellectual property). Franchise revenues grew by 7.2% from $34.7 million in the second quarter 2003 to $37.2 million in the same period in 2004. Franchise revenues for the first six months of 2004 grew by 11.4% to $76.3 million from $68.5 million in the same period of 2003. Franchise revenues grew primarily due to an increase in franchise restaurant retail sales. Franchise retail sales increased by 11.6% to $409.4 million from $366.9 million in the second quarter of 2004 and by 13.6% to $821.0 million from $722.7 million for the first six months of 2004 compared to the same periods in 2003. The increase in franchise restaurant retail sales was primarily due to an increase in the number of effective franchise restaurants and an increase in same-store sales. Effective franchise restaurants grew by 8.8% from 907 to 987 for the second quarter of 2004, and by 9.3% from 899 to 983 for the first six months of 2004, in each case, compared to the same period in 2003. Same-store sales increased by 4.0% in the second quarter of 2004 and increased by 5.5% in the first six months of 2004.

        The growth in franchise revenues in the second quarter and first six months of 2004 was negatively impacted by fewer transactions for which we received core franchise fees. In the second quarter of 2004, we franchised 2 restaurants as compared with 19 restaurants in the same period in 2003 and in the first six months of 2004 we franchised 4 restaurants as compared with 30 restaurants in the first six months of 2003.

        Franchise expenses consist primarily of advertising and the cost of proprietary products, which are primarily variable in nature and are expected to fluctuate with franchise revenues. Franchise expenses increased by 14.6% to $18.3 million in the second quarter of 2004 from $16.0 million in the second quarter of 2003, and by 16.7% to $36.6 million in the first six months of 2004 from $31.4 million in the first six months of 2003. The increase in franchise expenses was primarily a result of the increase in franchise revenues mentioned above. Franchise expenses for both the second quarter and six months ended June 30, 2004 were also impacted by point of sale equipment subsidies paid to our franchisees in the amount of $0.6 million.

        Franchise operations profit increased by 0.8% from $18.8 million in the second quarter of 2003 to $18.9 million in the same period in 2004. Franchise operations profit increased by 7.0% from $37.1 million in the first six months of 2003 to $39.7 million in the same period in 2004. For the twelve months ending December 31, 2004, franchise operations segment profit is expected to increase. The increase will be due to increased sales expected at franchise restaurants from annualized restaurant growth in 2003 and new development in 2004. Franchise operations margin is expected to decline slightly in 2004 primarily due to lower royalty rates from recently refranchised restaurants and lower core franchise fees due to a decrease in the number of restaurants that we expect to franchise.

Rental Operations

        Rental revenue includes rental income from operating leases and interest income from direct financing leases. Rental revenues increased by 11.8% to $32.4 million in the second quarter of 2004 from $29.0 million and by 13.1% to $64.8 million in the first six months of 2004 from $57.3 million compared to the same periods in 2003. The increase in rental income is associated with an increase in the number of operating leases associated with new and refranchised restaurants. In addition, rental income under most leases is tied to retail sales of the restaurants, and accordingly the increase is also partially due to improved same-store sales.

        Rental expenses consist primarily of rental expense associated with operating leases and interest expense on direct financing leases. Rental expenses increased by 11.2% to $23.7 million in the second quarter of 2004 from $21.3 million in the second quarter of 2003, and by 11.8% to $47.1 million in the first six months of 2004 from $42.1 million in the same period in 2003. The increase in rental costs is associated with an increase in the number of operating leases associated with new and refranchised restaurants.

        Rental operations profit increased by 13.4% from $7.7 million in the second quarter of 2003 to $8.7 million in the same period in 2004. Rental operations profit increased by 16.5% from $15.2 million in the first six months of 2003 to $17.7 million in the same period of 2004. For the twelve months ended December 31, 2004, rental operations segment profit is expected to increase primarily due to the anticipated increase in the number of operating leases associated with the refranchising of Company-operated restaurants and the effect of restaurant openings in 2003.

Company Restaurant Operations

        Company restaurant operations revenues are retail sales to guests at restaurants operated by IHOP. Company restaurant operations revenues decreased by 61.0% to $8.3 million in the second quarter of 2004 from $21.3 million in the same period of 2003 and decreased by 54.0% to $18.9 million in the first six months of 2004 from $41.0 million in the same period of 2003. The decrease in revenue is primarily due to a decrease in the number of IHOP-operated effective restaurants in the second quarter and first six months of 2004. The number of IHOP-operated effective restaurants decreased by 59.5% from 79 in the second quarter of 2003 to 32 in the second quarter of 2004 and decreased by 51.9% from 77 in the first six months of 2003 to 37 in the first six months of 2004. "Effective" restaurants are the number of restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period.

        Company restaurant expenses include primarily food, labor and benefits, incentives, utilities, rent and other real estate related costs. Company restaurant expenses decreased by 60.2% to $8.9 million in the second quarter of 2004 from $22.5 million in the second quarter of 2003, and decreased by 51.8% to $20.9 million in the first six months of 2004 from $43.4 million in the same period of 2003. The decrease in Company restaurant expenses was primarily attributable to the decrease in the number of IHOP-operated restaurants as mentioned above.

        Company restaurant operations loss was $0.6 million in the second quarter of 2004, or 45.8% lower than the loss of $1.2 million in the same period in 2003. For the first six months of 2004, Company restaurant operations loss was $2.0 million, or 15.2% lower than the loss of $2.4 million in the same period in 2003. For the twelve months ending December 31, 2004, the loss on Company operations is expected to be substantially reduced due to the decrease in the number of IHOP-operated restaurants as a result of our strategic repositioning of Company-operated restaurants.

        On July 22, 2004, the Company announced the immediate closing of five restaurants and the anticipated franchising of substantially all of its remaining Company-operated restaurants by the end of the year. This strategic repositioning will allow our Company operations management team to focus on the new Company-operated restaurant market the Company is building in Cincinnati, Ohio. We expect this market to be a significant source of "best practices" and great marketing, operations, training and product ideas for all of our franchisees.

Financing Operations

        Financing operations revenues consist of the portion of franchise fees not allocated to the Company's intellectual property, revenues from the sale of restaurant equipment and interest income from the financing of franchise fee and equipment leases. Financing operations revenues decreased by 54.9% to $8.2 million in the second quarter of 2004 from $18.2 million in the same period in 2003. For the first six months of 2004, financing operations revenues decreased by 40.8% to $18.0 million compared to $30.5 million in the same period in 2003. The decrease in revenues was primarily due to a decrease in the number of transactions for which we received development and financing fees. The decrease in the number of transactions was primarily due to the Company's transition from the Old Model to the New Model. In the second quarter of 2004, we franchised 2 restaurants as compared with 19 restaurants in the same period in 2003 and in the first six months of 2004 we franchised 4 restaurants as compared with 30 restaurants in the first six months of 2003. This decrease was partially offset by an increase in interest income from franchise and equipment notes associated with restaurants franchised in 2003.

        Financing operations costs and expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Financing operations costs and expenses decreased by 62.5% to $3.7 million in the second quarter of 2004 from $9.9 million in the second quarter of 2003 and decreased by 46.6% to $8.9 million in the first six months of 2004 from $16.7 million in the same period of 2003. The decrease in financing operations costs and expenses was primarily due to a decrease in the costs associated with the number of transactions for which received development and financing fees as mentioned above.

        Financing operations profit decreased by 46.0% to $4.5 million in the second quarter of 2004 from $8.4 million in the second quarter of 2003. In the first six months of 2004, financing operations profit decreased by 33.7% to $9.1 million from $13.8 million in the same period in 2003. For the twelve months ending December 31, 2004, financing operations profit is expected to decrease significantly due to the planned reduction in the number of units for which we will receive development and financing fees. The decrease in the number of transactions was primarily due to the Company's transition from the Old Model to the New Model. In 2003, the Company developed and franchised 56 restaurants for which it received development and franchising fees. It is expected that in 2004, the number of transactions for which such fees will be received will decline to four. The reduction of development and financing fees will lead to a profit decline in this segment. This will be partially offset by increased interest income from restaurants developed in 2003.

General and Administrative Expenses

        General and administrative expenses increased by $0.5 million, or 3.6%, from $13.6 million in the second quarter of 2003 to $14.1 million in the same period of 2004. In the first six months of 2004, general and administrative expenses increased by $1.9 million, or 7.2%, to $27.7 million from $25.8 million in the same period in 2003. The increase in general and administrative expenses was primarily due to normal increases in salaries and wages.

        For the twelve months ending December 31, 2004, we expect that general and administrative expenses will be between $53 million and $58 million.

Other Expense, Net

        Other expense, net increased by $0.4 million or 38.1% from $1.2 million in the second quarter of 2003 to $1.6 million in the same period in 2004. Other expense, net was $2.3 million for the first six months of 2003 and 2004.

Impairment and Closure Charges

        During the second quarter of 2004, IHOP recorded an $8.9 million charge for long-lived asset impairments on 14 restaurants. The Company will close 8 of these restaurants in the third quarter of 2004. The decision to close the restaurants was a result of a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria. The assets for these restaurants were written down to their estimated fair value in the second quarter. During the third quarter of 2004, IHOP expects to record an additional charge of approximately $4 to $5 million, primarily related to existing lease obligations associated with several of the restaurants to be closed. These lease charges will be recorded primarily during the third quarter in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires lease obligations to be recorded when a restaurant ceases operation.

Reorganization Charges

        In January 2003, the Company adopted a new operating model, moving from Company-developed and financed restaurant growth to franchisee-financed development. As a result, financial results for the first six months of 2003 were impacted by certain transition and reorganization charges. In the first six months of 2003, we incurred $7.5 million in reorganization charges. Of these expenses, $5.5 million were related to the write-off of development costs associated with potential sites that we are no longer going to develop as a result of the adoption of our new business model. In addition, we incurred $2.0 million in management consulting, legal fees, severance costs and other expenses. There were no reorganization charges in the first six months of 2004.

Provision for Income Taxes

        The Company's effective tax rate was 37.5% for both the second quarter and first six months of 2004 and 2003.

Liquidity and Capital Resources

        In the first six months of 2004, cash and cash equivalents decreased by $13.1 million or 46.7% from $28.0 million as of December 31, 2003 to $14.9 million as of June 30, 2004. Marketable securities decreased by $9.6 million or 21.1% from $45.5 million as of December 31, 2003 to $35.9 million as of June 30, 2004. The decrease in cash and cash equivalents and marketable securities was primarily due to the repurchase of stock as discussed below.

        Cash provided by operating activities in the first six months of 2004 totaled $32.6 million and resulted primarily from net income of $15.3 million, non-cash impairment charges of $10.1 million, and depreciation and amortization of $9.3 million.

        In the first six months of 2004, we opened 3 IHOP-developed restaurants. We funded total capital additions of $9.0 million, which included the cost of the newly-opened restaurants, support of our new remodel program, remodels of existing restaurants, restaurants under construction, and information technology investments. This amount is significantly lower than the $49.6 million invested for these purposes in the first six months of 2003.

        In 2004, capital expenditures are expected to be approximately $13 million to $16 million. These capital expenditures include costs associated with the development of four restaurants under the "Old Model," the development of new IHOP-operated restaurants in Cincinnati, Ohio and continued investment in information technology.

        In January 2003, our Board of Directors approved an increase in our stock repurchase program that permits the purchase of up to 2.6 million shares. During the first six months of 2004, we repurchased approximately 1.3 million shares of common stock under our stock repurchase program at an aggregate cost of $46.3 million. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

        The Internal Revenue Service ("IRS") has proposed adjustments in connection with its routine examination of the Company's 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which the Company reports initial franchise fee income for federal income tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2000 tax year of approximately $45.2 million and additional income for its 2001 tax year of approximately $4.8 million. The Company's federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability would be approximately $15.8 million for 2000 and $1.7 million for 2001. The Company is currently contesting the proposed adjustments through IRS administrative proceedings. In addition, if the IRS is successful, the Company would report additional income for its 2002 and 2003 tax years. The Company estimates that its federal income tax liability with respect to such additional income, exclusive of interest, penalties and related state tax liability would be approximately $2.0 million for each of 2002 and 2003.

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

        We expect to fund our liquidity needs, including operating expenses, capital expenditures, the repayment of long-term debt and capital lease obligations, stock repurchases and required income tax payments, from a combination of existing cash balances, liquid investments, cash flows from operating activities and principal receipts from notes and equipment contracts receivable. In 2004, we expect cash flows provided by operating activities of $55 million to $65 million, and principal receipts from notes and equipment contracts receivable of $17 million to $22 million.

        As an additional source of liquidity, we have a $25 million line of credit which expires in May 2005. Borrowings under the revolving line of credit agreement bear interest at the bank's reference rate (prime) or, at IHOP's option, at the bank's quoted rate or at a Eurodollar rate. There was no balance outstanding under this agreement at June 30, 2004 nor were there any borrowings under the agreement during the quarter.

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

        Recoverability of a restaurant's assets is measured by comparing the carrying value of the assets to the undiscounted future cash flows expected to be generated over the remaining useful life of the asset. If the total expected undiscounted future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from impairment is recognized by a charge to earnings. The fair value is determined by discounting the future cash flows based on our cost of capital.

        From time to time, the Company may elect to close certain Company-operated restaurants. Typically such decisions are based on operating performance or strategic considerations. In these instances, we reserve, or write-off, the full carrying value of these restaurants as impaired.

        Periodically, the Company will reacquire a previously franchised restaurant. At the time of reacquisition, the franchise will be recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. The estimated net realizable value of a reacquired franchise is based on the Company's average five-year historical franchise resale value. If the sum of the franchise receivables and costs of reacquisition exceeds the historical franchise resale value, an impairment loss will be recognized equal to the amount of the excess. The historical franchise resale value used for each restaurant in the six months of 2004 was $220,000.

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

        Royalty revenues and advertising fees, which are based on franchisee retail sales, are recorded when earned in accordance with franchise agreements. Revenues from the sales of proprietary products (primarily pancake mix) are recorded when shipped. Fees from development agreements are deferred until restaurants under the agreement are open. Upon restaurant opening, fees received from development agreements are reflected as franchise fee revenue. The portion of franchise fees allocated to the Company's intellectual property is also recorded as revenue upon restaurant opening. Rental revenue from operating leases is recognized on the straight-line basis over the terms of the leases. Interest income from direct financing leases is recognized as revenue when earned. The portion of franchise fees not allocated to the Company's intellectual property and revenue from the sales of equipment is recognized upon restaurant opening. Interest income from the financing of franchise fees and equipment leases is recognized when earned. Revenue from retail sales by Company-operated restaurants is recognized on a cash basis.

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

Item 1. Legal Proceedings

        The Company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company's consolidated financial position or results of operations.

        In February 2004, Darden Corporation and GMRI, Inc., the owners and operators of the chain of Olive Garden restaurants, filed a civil action for trademark infringement and unfair competition against IHOP Corp. and its subsidiary International House of Pancakes, Inc. in U.S. District Court, Middle District of Florida, Orlando Division. The plaintiffs claim rights to the advertising phrase "Never Ending Pasta Bowl," and assert that IHOP's use of "Never Ending Pancakes" and "Never Ending Popcorn Shrimp" violates their rights. Discovery has recently been initiated and IHOP intends to vigorously contest the claims.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

  (a)
  —(d) Not applicable

  (e)
  The following table provides information relating to the Company's repurchases of stock during the second quarter of 2004:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2004—April 30, 2004	—	—	—	1,914,310
May 1, 2004—May 31, 2004	398,100	$36.72	398,100	1,516,210
June 1, 2004—June 30, 2004	765,000	$36.00	765,000	751,210

Total	1,163,100	$36.25	1,163,100	751,210

  (1)
  Total number of shares repurchased through June 30, 2004 under the stock repurchase plan announced in January 2003 is 1,848,790. This includes 570,690 shares repurchased in 2003.

  (2)
  The above mentioned stock repurchase plan provided for the repurchase of up to 2.6 million shares.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Stockholders (the "Meeting") was held on May 25, 2004. Stockholders voted in person or by proxy for the following purposes:

  (a)
  Stockholders voted to elect the following directors:
	Votes For	Votes Withheld
Caroline W. Nahas	19,049,409	803,318
Frank Edelstein	19,686,440	166,287
Richard J. Dahl	19,718,292	134,435

        Directors whose terms of office continued after the meeting were H. Frederick Christie, Patrick W. Rose, Michael S. Gordon, Larry Alan Kay, and Julia A. Stewart.

  (b)
  Stockholders voted to approve and ratify the appointment of Ernst & Young LLP, as the Company's independent public accountants for the year ending December 31, 2004. 19,758,921 shares were voted in favor of this proposal, 88,818 shares were voted against, there were 4,988 abstentions, and no broker non-votes.

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

3.1	Restated Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.'s Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
*10.1	Performance Shares Award Agreement.
*10.2	Schedule 1 to the Performance Shares Award Agreement.
*10.3	Terms and Conditions of Performance Share Awards.
11.0	Statement Re Computation of Per Share Earnings.
31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

    On April 16, 2004, IHOP filed a Current Report on Form 8-K, dated April 12, 2004, reporting under Item 4 with respect to changes in IHOP Corp.'s certifying accountant.

    On April 23, 2004, IHOP filed a Current Report on Form 8-K, dated April 22, 2004, reporting under Item 5 with respect to the Internal Revenue Service's proposed adjustments in connection with its examination of the 2000 and 2001 federal income tax returns of IHOP Corp. and reporting under Item 12 with respect to earnings information for the quarterly period ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHOP Corp.
(Registrant)

August 5, 2004 (Date)	BY:	/s/ JULIA A. STEWART President and Chief Executive Officer (Principal Executive Officer)

August 5, 2004 (Date)		/s/ THOMAS CONFORTI Chief Financial Officer (Principal Financial Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
IHOP CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.