Form 10-Q
period 2004-09-30
IHOP CORP
filed 2004-11-02
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-15283

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☒ No  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2004
Common Stock, $.01 par value	19,936,103

IHOP CORP. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$27,772	$27,996
Marketable securities	28,582	45,537
Receivables, net	44,022	47,116
Reacquired franchises and equipment held for sale, net	628	1,597
Inventories	249	556
Prepaid expenses	1,264	4,279

Total current assets	102,517	127,081

Long-term receivables	341,614	354,036
Property and equipment, net	304,899	314,221
Reacquired franchises and equipment held for sale, net	3,557	9,153
Excess of costs over net assets acquired	10,767	10,767
Other assets	37,209	27,746

Total assets	$800,563	$843,004

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,554	$13,840
Accrued employee compensation and benefits	9,211	11,962
Other accrued expenses	15,692	8,924
Deferred income taxes	3,358	1,760
Current maturities of long-term debt	5,811	5,731
Current maturities of capital lease obligations	3,788	3,156

Total current liabilities	47,414	45,373

Long-term debt, less current maturities	138,157	139,615
Capital lease obligations, less current maturities	175,284	177,664
Deferred income taxes	66,593	72,225
Other liabilities	35,658	25,767
Commitments and contingencies
Stockholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; September 30, 2004: 22,161,698 shares issued and 20,026,103 shares outstanding; December 31, 2003: 21,994,068 shares issued and 21,389,939 shares outstanding	222	220
Additional paid-in capital	110,101	104,661
Retained earnings	302,649	295,448
Deferred compensation	(62)	(191)
Accumulated other comprehensive loss	(476)	(545)
Treasury stock, at cost (2,135,595 and 604,129 shares at September 30, 2004 and December 31, 2003, respectively)	(75,802)	(19,443)
Contribution to ESOP	825	2,210

Total stockholders' equity	337,457	382,360

Total liabilities and stockholders' equity	$800,563	$843,004

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Franchise revenues	$39,094	$35,761	$115,432	$104,269
Rental income	32,447	29,581	97,244	86,888
Company restaurant sales	7,509	19,818	26,378	60,827
Financing revenues	7,493	19,602	25,517	50,053

Total revenues	86,543	104,762	264,571	302,037

Costs and Expenses
Franchise expenses	18,262	16,267	54,857	47,629
Rental expenses	24,057	21,718	71,182	63,857
Company restaurant expenses	8,031	21,485	28,929	64,886
Financing expenses	3,926	11,335	12,840	28,036
General and administrative expenses	15,734	12,744	43,414	38,573
Other expense, net	1,177	971	3,495	3,280
Impairment and closure charges	3,071	1,469	13,130	2,386
Reorganization charges	—	1,104	—	8,624

Total costs and expenses	74,258	87,093	227,847	257,271

Income before provision for income taxes	12,285	17,669	36,724	44,766
Provision for income taxes	4,612	6,625	13,775	16,787

Net Income	$7,673	$11,044	$22,949	$27,979

Net Income Per Share
Basic	$0.38	$0.51	$1.10	$1.30

Diluted	$0.38	$0.51	$1.09	$1.29

Weighted Average Shares Outstanding
Basic	20,153	21,497	20,839	21,443

Diluted	20,318	21,721	21,021	21,623

Dividends Declared Per Share	$0.25	$0.25	$0.75	$0.50

Dividends Paid Per Share	$0.25	$0.25	$0.75	$0.50

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$22,949	$27,979
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	13,867	13,827
Impairment and closure charges	13,130	2,386
Reorganization charges	—	5,534
Deferred income taxes	(4,034)	(4,467)
Contribution to ESOP	840	1,669
Tax benefit from stock options exercised	1,133	2,535
Changes in current assets and liabilities
Receivables	1,725	4,472
Inventories	307	22
Prepaid expenses	3,015	8,035
Accounts payable	(4,286)	(9,592)
Accrued employee compensation and benefits	(2,751)	3,084
Other accrued expenses	6,768	(1,148)
Other	(824)	676

Cash flows provided by operating activities	51,839	55,012

Cash flows from investing activities
Additions to property and equipment	(11,601)	(64,993)
Additions to long-term receivables	(524)	(10,701)
Redemption and purchase of marketable securities, net	16,955	(43,713)
Proceeds from sale of land and building	1,472	1,295
Principal receipts from long-term receivables	15,870	11,737
Additions to reacquired franchises held for sale	(560)	(1,755)

Cash flows provided by (used in) investing activities	21,612	(108,130)

Cash flows from financing activities
Proceeds from sale and leaseback arrangements	—	12,618
Repayment of long-term debt, including revolving line of credit	(1,377)	(2,023)
Principal payments on capital lease obligations	(2,275)	(1,848)
Dividends paid	(15,748)	(10,771)
Purchase of treasury stock	(57,677)	(16,852)
Proceeds from stock options exercised	3,402	8,925

Cash flows used in financing activities	(73,675)	(9,951)

Net decrease in cash and cash equivalents	(224)	(63,069)
Cash and cash equivalents at beginning of period	27,996	98,739

Cash and cash equivalents at end of period	$27,772	$35,670

Supplemental disclosures
Interest paid (net of capitalized interest of $175 and $990, respectively)	$19,054	$18,559
Income taxes paid	13,732	14,703
Capital lease obligations incurred	—	10,277

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1.     General:    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

        Franchise operations revenue consists primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company's intellectual property. Franchise operations expenses include advertising expense and the cost of proprietary products.

        Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchise-operated restaurants.

        Company restaurant sales are retail sales at IHOP-operated restaurants. Company restaurant expenses are operating expenses at IHOP-operated restaurants and include food, labor and benefits, utilities, rent and other real estate related costs.

        Financing operations revenue consists of the portion of franchise fees not allocated to the Company's intellectual property, sales of equipment as well as interest income from the financing of franchise fees and equipment leases. Financing operations expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases.

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2004
Revenues from external customers	$39,094	$32,447	$7,509	$7,493	$—	$86,543
Intercompany real estate charges	—	4,977	85	—	(5,062)	—
Depreciation and amortization	—	1,402	189	—	2,944	4,535
Interest expense	—	4,632	174	2,049	—	6,855
Impairment and closure charges	—	—	3,071	—	—	3,071
Income (loss) before provision for income taxes	20,832	4,574	(601)	3,567	(16,087)	12,285
Provision for income taxes	—	—	—	—	4,612	4,612
Three Months Ended September 30, 2003
Revenues from external customers	$35,761	$29,581	$19,818	$19,602	$—	$104,762
Intercompany real estate charges	—	4,188	367	—	(4,555)	—
Depreciation and amortization	—	1,214	1,040	—	2,561	4,815
Interest expense	—	4,489	420	1,929	—	6,838
Impairment and closure charges	—	—	1,469	—	—	1,469
Reorganization charges	—	—	—	—	1,104	1,104
Income (loss) before provision for income taxes	19,494	4,577	(1,822)	8,267	(12,847)	17,669
Provision for income taxes	—	—	—	—	6,625	6,625
Nine Months Ended September 30, 2004
Revenues from external customers	$115,432	$97,244	$26,378	$25,517	$—	$264,571
Intercompany real estate charges	—	14,874	380	—	(15,254)	—
Depreciation and amortization	—	4,186	1,069	—	8,612	13,867
Interest expense	—	13,855	680	6,022	—	20,557
Impairment and closure charges	—	—	13,130	—	—	13,130
Income (loss) before provision for income taxes	60,575	14,620	(2,898)	12,677	(48,250)	36,724
Provision for income taxes	—	—	—	—	13,775	13,775
Nine Months Ended September 30, 2003
Revenues from external customers	$104,269	$86,888	$60,827	$50,053	$—	$302,037
Intercompany real estate charges	—	11,391	1,348	—	(12,739)	—
Depreciation and amortization	—	3,568	3,192	—	7,067	13,827
Interest expense	—	13,325	1,284	5,424	—	20,033
Impairment and closure charges	—	—	2,386	—	—	2,386
Reorganization charges	—	—	—	—	8,624	8,624
Income (loss) before provision for income taxes	56,640	14,249	(4,917)	22,017	(43,223)	44,766
Provision for income taxes	—	—	—	—	16,787	16,787

        The following table reconciles internal segment profit (loss) to external segment profit (loss):

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations
	($ In Thousands)
Three months ended September 30, 2004
Internal segment profit (loss)	$20,832	$4,574	$(601)	$3,567
Elimination of intercompany real estate charges	—	4,977	85	—
Allocated depreciation charges	—	(1,161)	(6)	—

External segment profit (loss)	$20,832	$8,390	$(522)	$3,567

Three months ended September 30, 2003
Internal segment profit (loss)	$19,494	$4,577	$(1,822)	$8,267
Elimination of intercompany real estate charges	—	4,188	367	—
Allocated depreciation charges	—	(902)	(72)	—
Other allocated charges	—	—	(140)	—

External segment profit (loss)	$19,494	$7,863	$(1,667)	$8,267

Nine months ended September 30, 2004
Internal segment profit (loss)	$60,575	$14,620	$(2,898)	$12,677
Elimination of intercompany real estate charges	—	14,874	380	—
Allocated depreciation charges	—	(3,432)	(33)	—

External segment profit (loss)	$60,575	$26,062	$(2,551)	$12,677

Nine months ended September 30, 2003
Internal segment profit (loss)	$56,640	$14,249	$(4,917)	$22,017
Elimination of intercompany real estate charges	—	11,391	1,348	—
Allocated depreciation charges	—	(2,609)	(72)	—
Other allocated charges	—	—	(418)	—

External segment profit (loss)	$56,640	$23,031	$(4,059)	$22,017

        5.     Stock Based Employee Compensation:    In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company's common stock exceeds the exercise price the employee must pay for the stock. The Company's policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through September 30, 2004 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$7,673	$11,044	$22,949	$27,979
Add stock-based compensation expense included in reported net income, net of tax	26	30	81	89
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(461)	(409)	(1,322)	(1,149)

Net income, pro forma	$7,238	$10,665	$21,708	$26,919

Net income per share—basic, as reported	$0.38	$0.51	$1.10	$1.30
Net income per share—basic, pro forma	$0.36	$0.50	$1.04	$1.26
Net income per share—diluted, as reported	$0.38	$0.51	$1.09	$1.29
Net income per share—diluted, pro forma	$0.36	$0.49	$1.03	$1.24

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

        7.     Impairment and Closure Charges:    During the second quarter of 2004, IHOP recorded an $8.9 million charge for long-lived asset impairments on 14 restaurants. The Company closed 8 of these restaurants in the third quarter of 2004. The decision to close the restaurants was a result of a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria. The assets for these restaurants were written down to their estimated fair value in the second quarter. During the third quarter of 2004, IHOP recorded an additional charge of $3.1 million, primarily related to existing lease obligations associated with several of the restaurants closed. This charge was recorded during the third quarter in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires lease obligations to be recorded when a restaurant ceases operation.

        8.     New Accounting Pronouncements:    In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 establishes a new and far-reaching consolidation accounting model. Although FIN 46 was initially focused on special purpose entities, the applicability of FIN 46 goes beyond such entities and can have applicability to franchise arrangements, regardless of whether the Company has voting or ownership control of the franchises. In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN 46R, which delayed the effective date of FIN 46 for certain entities until March 31, 2004, and provided clarification regarding franchise considerations and other implementation issues.

        We had approximately 990 individual franchise agreements in effect as of December 31, 2003. These agreements with independent third party franchisees were initiated over the past 25-30 years. The majority, but not all, of the franchise agreements obligate our franchisees to submit certain unaudited financial information to IHOP. For the period of time from the beginning of these agreements until December 31, 2003, the Company chose to not enforce the financial information requirement of the franchise agreements. However, in early 2004, we commenced an effort to collect Profit & Loss information from our franchisees. The effort so far has yielded limited compliance by approximately 90.0% of our franchisees. For the most part, the financial information received from our respondents has not lent itself to meaningful analysis as such information was either incomplete or not prepared in accordance generally accepted accounting principles. Our exhaustive efforts with our franchisees and related additional analysis resulted in our conclusion that we would be unable to compile meaningful financial information ourselves in order to properly conduct an assessment for the purposes of FIN 46R due to either the inability of the franchisees to provide us with additional information or the extent, and related costs, of the efforts required to conduct such an assessment for all 990 franchise agreements.

        Our involvement as a franchisor does not give us the legal rights or practical ability to implement accounting policies and procedures of the franchisee, mandate the hiring by franchisees of accountants proficient in generally accepted accounting principles or to enforce other accounting related requirements upon our franchisees, except for the reporting of routine sales information. Accordingly, our ability to monitor or influence the complete and accurate preparation of financial information in a manner which is adequate to satisfy the requirements under FIN 46R are limited by the legal and practical nature of our franchise relationships.

        We believe that after all of the exhaustive efforts we have exerted in this regard, IHOP Corp. does not have sufficient information to determine if each individual franchise is a variable interest entity as defined by FIN 46R. Specifically, we cannot (a) determine whether the entity is a variable interest entity, (b) determine whether the enterprise is the primary beneficiary, or (c) perform the accounting required to consolidate the entity.

        As a result, IHOP Corp. believes that it qualifies for the "Scope Exception For Certain Enterprises That Are Unable to Obtain Information" contained in FIN 46 (R) as it has made the requisite efforts to obtain sufficient information from its franchisees who may qualify as variable interest entities.

        On October 13, 2004, the Financial Accounting Standards Board reached a conclusion on Statement 123R, Share-Based Payment. The Statement would require all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement also requires the tax benefits associated with these shared based payments be classified as financing activities in the statement of cash flows rather than operating activities as is currently permitted. The Statement becomes effective for interim or annual periods beginning after June 15, 2005. The Company will be required to apply Statement 123R beginning July 1, 2005. The Statement offers the Company alternative methods of adopting this final rule. At the present time, the Company has not yet determined which method it will use nor has it determined the financial statement impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restaurant Data

        The following table sets forth, for the current year and prior year, the number of effective restaurants in the IHOP system, and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year. "Effective restaurants" are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties that are generally based on a percentage of their sales, as well as rental payments under leases that generally include a component that is based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands) (Unaudited)
Restaurant Data
Effective restaurants(a)
Franchise(b)	992	926	986	908
Company	27	76	33	77
Area license(b)	146	140	145	139

Total	1,165	1,142	1,164	1,124

System-wide
Sales percentage change(c)	8.3%	15.0%	9.7%	14.7%
Same-store sales percentage change(d)	5.3%	4.7%	5.6%	4.4%
Franchise(b)
Sales percentage change	11.6%	15.9%	12.9%	15.4%
Same-store sales percentage change(d)	5.2%	4.6%	5.5%	4.2%
Company
Sales percentage change	(62.1%)	0.9%	(56.6%)	9.8%
Same-store sales percentage change(d)	9.0%	5.0%	7.0%	5.3%
Area License(b)
Sales percentage change	12.7%	13.8%	13.8%	10.7%

  (a)
  "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. It is calculated by dividing total restaurant operating days by 91 days for a quarterly calculation. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

  (b)
  IHOP historically reported restaurants in Canada as franchise restaurants although the restaurants were operated under an area license agreement. Beginning with 2004, Canadian restaurants are reported as "Area License." Prior period information has been restated to conform to the current period presentation.

  (c)
  "System-wide sales" are retail sales of franchisees, area licensees and Company-operated restaurants, as reported to IHOP. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company.

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

        The following table summarizes IHOP's restaurant development and franchising activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
RESTAURANT DEVELOPMENT ACTIVITY
IHOP-beginning of period	1,167	1,136	1,165	1,103
New openings
IHOP-developed	—	12	3	45
Franchisee-developed(a)	11	1	18	7
Area license	1	4	4	4

Total new openings	12	17	25	56
Closings
Company and franchise	(11)	(4)	(22)	(10)
Area License	—	—	—	—

IHOP-end of period	1,168	1,149	1,168	1,149

Summary-end of period
Franchise(a)	1,001	940	1,001	940
Company	21	68	21	68
Area license(a)	146	141	146	141

Total IHOP	1,168	1,149	1,168	1,149

RESTAURANT FRANCHISING ACTIVITY
IHOP-developed	2	21	6	51
Franchisee-developed(a)	11	1	18	7
Rehabilitated and refranchised	5	4	16	6

Total restaurants franchised	18	26	40	64
Reacquired by IHOP	(3)	(4)	(6)	(10)
Closed	(4)	(2)	(12)	(4)

Net additions	11	20	22	50

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

General

        In January 2003, we announced significant changes in the way we conduct our business. These changes included a transition from Company-financed restaurant development (the "Old Model") to a more traditional franchise development model, in which franchisees finance and develop new restaurants (the "New Model"). It was the Company's intention to complete the transition from Company development to franchisee development by the end of 2003. Due to construction delays, we expect to complete the development and franchising of the final restaurant under the Old Model in the fourth quarter of 2004.

Franchising

        Our franchising activities in each of the quarters and nine months ended September 30, 2004 and 2003 included both Company financed and franchisee financed development. For clarity of presentation, the discussion below is separated between those activities specific to the Old Model and those which apply to the New Model.

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

        The following table represents our development commitments as of September 30, 2004.

		Scheduled Opening of Restaurants
	Number of Signed Agreements	Remainder of 2004	2005	2006	2007 and thereafter	Total
Single-store development agreements	26	4	22	—	—	26
Multi-store development agreements	39	20	36	32	127	215

	65	24	58	32	127	241

Comparison of the Quarter Ended September 30, 2004 to Quarter Ended September 30, 2003

Overview

        Our results for the third quarter of 2004 were negatively impacted by the reduction in the number of restaurants franchised as a result of the transition to our New Business Model, and by $3.1 million in impairment and closure charges. These factors were partially offset by an increase in franchise operations profit resulting from increases in same-store sales and effective restaurants. A comparison of our financial results for the third quarter of 2004 to those in 2003 included:

  •
  A decrease in net income of $3.4 million or 30.5%;

  •
  A decrease in net income per diluted share of $0.13 or 25.5%; and

  •
  An increase in same-store sales of 5.3%.

Franchise Operations

        Franchise revenues consist primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company's intellectual property. Franchise expenses include advertising expenses, the cost of proprietary products and other franchise related expenses. Key factors which can be used in evaluating and understanding our franchise operations segment include:

  •
  Franchise retail sales

  •
  Number of restaurants franchised

        Franchise operations profit, which is franchise revenues less franchise expenses, increased by $1.3 million or 6.9% in the third quarter of 2004 compared to the same period in 2003. This increase was due to the changes in franchise revenues and expenses discussed below.

        Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

        Franchise revenues grew by $3.3 million or 9.3% in the third quarter of 2004 compared to the same period in 2003. Franchise revenues grew primarily due to an 11.6% increase in franchise restaurant retail sales. This was partially offset by a reduction in the number of units franchised in 2004 compared to 2003 and the fees associated with this franchising activity. The 11.6% increase in franchise restaurant retail sales was primarily attributable to the following:

  •
  Effective franchised restaurants increased by 7.1%; and

  •
  Same-store sales for franchise restaurants increased by 5.2%.

"Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Effective restaurants increased due to the annualized effect of new restaurant development in 2003 and the refranchising of Company-owned restaurants in 2003 and 2004. Same-store sales for franchise restaurants increased due to a combination of an increase in guest traffic and increased menu prices.

        Franchise expenses increased by $2.0 million or 12.3% in the third quarter of 2004 compared to the same period in 2003. Franchise expenses such as advertising and the cost of proprietary products are directly related to franchise restaurant retail sales. The increase in franchise expenses was primarily a result of the 11.6% increase in franchise restaurant retail sales.

Rental Operations

        Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The number of operating leases is the key factor which can be used in evaluating and understanding our rental operations segment.

        Rental operations profit, which is rental income less rental expenses, increased by $0.5 million or 6.7% in the third quarter of 2004 compared to the same period in 2003. The increase was due to the changes in rental income and expenses discussed below.

        Rental income increased by $2.9 million or 9.7% in the third quarter of 2004 compared to the same period in 2003. The primary reason for the increase was an increase in the number of operating subleases associated with new restaurants opened in 2003 and 2004 as well as recently franchised units. The number of operating subleases increased by 10.1% to 501 in 2004 compared to 455 in 2003.

        Rental expenses increased by $2.3 million or 10.8% in the third quarter of 2004 compared to the same period in 2003. An increase in rental costs associated with an increase in the number of operating leases was the primary cause of the increase in rental expenses. The increase in prime operating leases of 6.8% to 454 in 2004 from 425 in 2003 was a result of restaurants opened in 2003 and 2004 as well as recently refranchised units.

Company Restaurant Operations

        Company restaurant sales are retail sales at IHOP-operated restaurants. Company restaurant expenses are operating expenses at IHOP-operated restaurants and include food, labor and benefits, utilities, rent and other real estate related costs. Key factors which can be used in evaluating and understanding our Company operations segment include:

  •
  Same-store sales

  •
  Labor and benefits costs

  •
  Food costs

        Company restaurant operations loss, which is Company restaurant sales less Company restaurant expenses, was $0.5 million in the third quarter of 2004 or 68.7% less than the loss of $1.7 million in the third quarter of 2003. The reduced loss was due to the changes in Company restaurant sales and expenses discussed below.

        Company restaurant sales decreased by $12.3 million or 62.1% in the third quarter of 2004 compared to the prior year, primarily as a result of a 64.5% decrease in effective IHOP-operated restaurants, partially offset by a 9.0% increase in same-store sales.

        Company restaurant expenses as a percentage of Company restaurant sales were 107.0% in the third quarter of 2004 compared to 108.4% in the same period in 2003. This 1.4% decrease in the third quarter of 2004 was primarily attributable to the following:

  •
  Decreases in employee benefits expenses; and

  •
  Decreases in depreciation and amortization expenses due to the refranchising of Company-owned restaurants and the write-off of assets in the second and third quarters of 2004.

Financing Operations

        Financing revenues consist of development and financing fees, which is the portion of the franchise fees not allocated to the Company's intellectual property, sales of equipment as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Key factors which can be used in evaluating and understanding our financing operations segment include:

  •
  Increases in franchise and equipment notes; and

  •
  Development and financing fees of franchise restaurants which is based on the number and the average price of IHOP-developed units franchised.

        Financing operations profit, which is financing revenues less financing expenses, decreased by $4.7 million or 56.9% in the third quarter of 2004 compared to the same period in 2003. This decrease was due to the changes in financing revenues and expenses discussed below.

        Financing revenues decreased by $12.1 million or 61.8% in the third quarter of 2004 compared to the same period in the prior year. The decrease in revenues was primarily due to a decrease in the number of IHOP-developed and franchised restaurants. In the third quarter of 2004 there were 2 IHOP-developed restaurants that were franchised compared to 21 in the third quarter of 2003. This was a result of the transition to the New Business Model.

        Financing expenses decreased by $7.4 million or 65.4% in the third quarter of 2004 compared to the same period in 2003. This is primarily due a decrease in equipment costs associated with the decreased number of IHOP-developed and franchised restaurants.

General and Administrative Expenses

        General and administrative expenses increased by $3.0 million or 23.5% in the third quarter of 2004 compared to the same period in the prior year. The increase in general and administrative expenses was primarily due to increased travel and conference expenses related to our National Franchise Convention in September 2004. The expenses related to the National Franchise Convention in May 2003 were incurred in the second quarter of 2003.

Comparison of the Nine Months Ended September 30, 2004 and 2003

Overview

        Our results in the first nine months of 2004 were negatively impacted by the reduction of the number of restaurants franchised which was a result of the transition to our New Business Model, and by $13.1 million in impairment and closure charges. These factors were partially offset by an increase in franchise operations profit resulting from increases in same-store sales and effective restaurants. A comparison of our financial results for the first nine months of 2004 to those in 2003 included:

  •
  A decrease in net income of $5.0 million or 18.0%;

  •
  A decrease in net income per diluted share of $0.20 or 15.5%; and

  •
  An increase in same-store sales of 5.6%.

Franchise Operations

        Franchise operations profit increased by $3.9 million or 6.9% in the first nine months of 2004 compared to the same period in 2003. This increase was due to the changes in franchise revenues and expenses discussed below.

        Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

        Franchise revenues grew by $11.2 million or 10.7% in the first nine months of 2004 compared to the same period in the prior year. Franchise revenues grew primarily due to a 12.9% increase in franchise restaurant retail sales. This was partially offset by a reduction in the number of units franchised in 2004 compared to 2003 and the fees associated with this franchising activity. The 12.9% increase was primarily attributable to the following:

  •
  Effective franchised restaurants increased by 8.6%; and

  •
  Same-store sales for franchise restaurants increased by 5.5%.

        Effective restaurants increased due to the annualized effect of new restaurant development in 2003 and the refranchising of Company-owned restaurants in 2003 and 2004. Same-store sales for franchise restaurants increased due to a combination of an increase in guest traffic and increased menu prices.

        Franchise expenses increased by $7.2 million or 15.2% in the first nine months of 2004 compared to the same period in 2003. Franchise expenses such as advertising and the cost of proprietary products are directly related to franchise restaurant retail sales. The increase in franchise expenses was primarily a result of the 12.9% increase in franchise restaurant retail sales.

Rental Operations

        Rental operations profit increased by $3.0 million or 13.2% in the first nine months of 2004 compared to the same period in 2003. The increase was due to the changes in rental income and expenses discussed below.

        Rental income increased by $10.4 million or 11.9% in the first nine months of 2004 compared to the same period the prior year. The primary reason for the increase was an increase in the number of operating leases associated with new restaurants opened in 2003 and 2004 as well as recently franchised units. The number of operating subleases increased by 10.1% to 501 in 2004 compared to 455 in 2003.

        Rental expenses increased by $7.3 million or 11.5% in the first nine months of 2004 compared to the same period in 2003. An increase in rental costs associated with an increase in the number of operating leases was the primary cause of the increase in rental expenses. The increase in prime operating leases of 6.8% to 454 in 2004 from 425 in 2003 was a result of restaurants opened in 2003 and 2004 as well as recently refranchised units.

Company Restaurant Operations

        Company restaurant operations loss was $2.6 million in the first nine months of 2004 or 37.2% lower than the loss of $4.1 million in the first nine months of 2003. The reduced loss was due to the changes in Company restaurant sales and expenses discussed below.

        Company restaurant sales decreased by $34.4 million or 56.6% in the first nine months of 2004 compared to the same period in the prior year, primarily as a result of a 57.1% decrease in effective IHOP-operated restaurants, partially offset by a 7.0% increase in same-store sales.

        Company restaurant expenses as a percentage of Company restaurant sales were 109.7% in the first nine months of 2004 compared to 106.7% in the first nine months of 2003. This 3.0% increase in the first nine months of 2004 was primarily attributable to the following:

  •
  Increases in food costs; and

  •
  Increases in advertising expense.

Financing Operations

        Financing operations profit decreased by $9.3 million or 42.4% in the first nine months of 2004 compared to the same period in 2003. This decrease was due to the changes in financing revenues and expenses discussed below.

        Financing revenues decreased by $24.5 million or 49.0% in the first nine months of 2004 compared to the same period in the prior year. The decrease in revenues was primarily due to a decrease in the number of IHOP-developed and franchised restaurants. In the first nine months of 2004 there were 6 IHOP-developed and franchised restaurants compared to 51 in the first nine months of 2003. This was a result of the transition to the New Business Model.

        Financing expenses decreased by $15.2 million or 54.2% in the first nine months of 2004 compared to the same period in 2003. This is primarily due to a decrease in equipment costs associated with the decreased number of IHOP-developed and franchised restaurants.

General and Administrative Expenses

        General and administrative expenses increased by $4.8 million or 12.6% in the first nine months of 2004. The increase in general and administrative expenses was primarily due to:

  •
  Increased travel and conference expenses related to the National Franchise Convention and the National Operations Meeting

  •
  Increased depreciation expenses related to new information technology projects in 2004

Impairment and Closure Charges

        During the second quarter of 2004, IHOP made a strategic decision to change our approach to refranchising restaurants in our Company-operated pool. Our prior practice was to take the time necessary and to spend the required resources to rehabilitate and refranchise a restaurant. In the second quarter of 2004, we conducted a comprehensive analysis of our Company-owned restaurants which resulted in our determination that certain of our locations did not meet our new strategic requirements even though our analysis of them as a going-concern did not result in a determination that they were impaired. Our analysis included, but was not limited to, a detailed review by our Company restaurant management team, an analysis of current and possible sales levels for each restaurant and an analysis of the time and effort required to increase sales in order for these locations to meet our strategic requirements. As a result of our analysis, we recorded an $8.9 million charge for long-lived asset impairments on 14 restaurants in the second quarter of 2004. In the third quarter of 2004, we closed eight of the restaurants that we believed could not be franchised within a reasonable timeframe. In the third quarter of 2004 we recorded an additional $3.1 million in impairment and closure charges.

Reorganization Charges

        In January 2003, the Company adopted a new business model, moving from Company-developed and financed restaurant growth to franchisee-financed development. As a result, 2003 financial results were impacted by certain transition and reorganization charges. In 2003, we incurred $9.1 million in reorganization charges which consisted of:

  •
  $5.5 million in write-off of development costs associated with potential sites that we are no longer going to develop as a result of the adoption of our new business model; and

  •
  $3.6 million in management consulting, legal fees, severance costs and other expenses.

Almost all of the anticipated reorganization charges were incurred in 2003. We expect to have an immaterial amount of reorganization charges in 2004.

Liquidity and Capital Resources

        The following table presents a summary of our cash flows from operating, investing and financing activities for the first nine months of 2004 and 2003 (in thousands):

Cash Flows from Operating, Investing and Financing Activities

	Nine Months Ended September,
	2004	2003
	(in thousands)
Net cash provided by operating activities	$51,839	$55,012
Net cash provided by (used in) investing activities	21,612	(108,130)
Net cash used in financing activities	(73,675)	(9,951)

Net decrease in cash and cash equivalents	$(224)	$(63,069)

        Cash flows generated from operating activities provide us with a significant source of liquidity. We require capital for the development of Company-operated restaurants, investment in information technology and to pay dividends to common stockholders. We also utilize capital to repurchase stock as part of our ongoing share repurchase program.

        Net cash provided by operating activities for the first nine months of 2004 decreased slightly from 2003. The decrease was primarily due to lower net income in 2004.

        In the first nine months of 2004, our net cash flow provided by investing activities primarily consisted of the redemption of investment securities of $17.0 million and $15.9 million in principal receipts from long-term securities. This was partially offset by total capital additions in the amount of $11.6 million. The total capital additions in the first nine months of 2004 included the cost of three IHOP-developed restaurants, new equipment for existing restaurants, remodels of existing restaurants, and investment in information technology. This amount is down significantly from the $65.0 million in total capital additions in the first nine months of 2003 which included the cost of 45 IHOP-developed restaurants. Capital additions in the first nine months of 2004 and 2003 include capitalized interest in the amounts of $0.2 million and $1.0 million, respectively.

        In the first nine months of 2004, our financing activities were impacted by stock repurchases under our stock repurchase program and quarterly dividend payments. During 2004, IHOP's Board of Directors declared three quarterly dividends payable compared to two in 2003. Our financing activities in the first nine months of 2003 included proceeds from sale and leaseback activities; there were no sales and leaseback transactions in 2004.

        In January 2003, our Board of Directors approved an increase in our stock repurchase program that permits the purchase of up to 2.6 million shares. During 2004, we repurchased approximately 1.6 million shares of common stock under our stock repurchase program at an aggregate cost of $57.7 million. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

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

        We expect to fund our liquidity needs, including operating expenses, capital expenditures, the repayment of long-term debt and capital lease obligations, stock repurchases and required income tax payments, from a combination of existing cash balances, cash flows from operating activities and principal receipts from notes and equipment contracts receivable. In 2004, we expect cash from operations of $60 million to $65 million, and principal receipts from notes and equipment contracts receivable of $17 million to $22 million.

        As an additional source of liquidity, we have a $25 million line of credit which expires in May 2005. Borrowings under the revolving line of credit agreement bear interest at the bank's reference rate (prime) or, at IHOP's option, at the bank's quoted rate or at a Eurodollar rate. There was no balance outstanding under this agreement at December 31, 2003 nor were there any borrowings under the agreement during the first nine months of 2004.

        Financial covenants in the purchase agreements governing our 5.20% senior notes, our 5.88% senior notes and our 7.42% senior notes, our leasehold mortgage term loans, and our revolving credit agreement require us to maintain minimum fixed charge coverage ratios. As of September 30, 2004, the most restrictive of our covenants with respect to fixed charge coverage ratios were contained in our purchase agreements for the 5.20% senior notes, the 5.88% senior notes and the 7.42% senior notes. These agreements require the Company to maintain on the last day of each fiscal quarter a fixed charge coverage ratio of at least 1.75 to 1.00 for the four immediately preceding fiscal quarters. At the end of the third quarter of 2004, IHOP's fixed charge coverage ratio for the prior four fiscal quarters was only 1.70 to 1.00. This was primarily due to the impairment and closure charges incurred in the second and third quarters of 2004. The noteholders have issued a waiver, which reduced the fixed charge coverage ratio required for the third quarter of 2004 to 1.65 to 1.00. Since this covenant is calculated on a rolling four quarter basis, the impairment and closure charges in the second and third quarters of 2004 will continue to affect our fixed charge coverage ratio for the fourth quarter of 2004 as well as the first and second quarters of 2005, and could result in our failure to comply with this covenant. If our fixed charge coverage ratio as of the end of any of these quarters is below 1.75 to 1.00, we intend to seek a waiver or amendment from the noteholders. A waiver or amendment would require the approval of holders of at least a majority in aggregate principal amount of each series of affected notes. As of September 30, 2004, the aggregate amount outstanding under the 5.20% senior notes, 5.88% senior notes and 7.42% senior notes was $119.4 million.

Critical Accounting Policies

        We prepare our Consolidated Financial Statements in conformity with generally accepted accounting principles. The preparation of these financial statements requires senior management to make estimates, assumptions and subjective or complex judgments that are inherently uncertain and may significantly impact the reported amounts of assets, liabilities, revenue and expenses during the reporting period. Changes in the estimates, assumptions and judgments affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our Consolidated Financial Statements.

Accounting for Long-Lived Assets

        We regularly evaluate our long-lived assets for impairment at the individual restaurant level. Restaurant assets are evaluated for impairment on a quarterly basis or whenever events or circumstances indicate that the carrying value of a restaurant may not be recoverable. We consider factors such as the number of years the restaurant has been operated by the Company, sales trends, cash flow trends, remaining lease life, and other factors which apply on a case by case basis. These impairment evaluations require an estimation of cash flows over the remaining useful life of the asset.

        Recoverability of the restaurant's assets is measured by comparing the assets carrying value to the undiscounted future cash flows expected to be generated over the assets remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from impairment is recognized by a charge to earnings. The fair value is determined by discounting the future cash flows based on our cost of capital.

        The Company may elect to close certain Company-operated restaurants. Typically, such decisions are based on operating performance or strategic considerations. In these instances, we reserve, or write-off, the full carrying value of these restaurants as impaired.

        Periodically, the Company will reacquire a previously franchised restaurant. At the time of reacquisition, the franchise will be recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. The net realizable value of a reacquired franchise is based on the Company's average five-year historical franchise resale value. The historical resale value used in 2004 and 2003 was $220,000. An impairment loss will be recognized equal to the amount by which the reacquisition value exceeds the historical resale value. The remaining resale value is amortized ratably over the remaining life of the lease. The amortization expense is reflected in the Company Operations Segment in the Consolidated Statements of Income.

        The following table illustrates the after tax decrease in net income for the nine months ended September 30, 2004 as a result of using lower estimated franchise resale values. The impairment evaluation for the nine months ended September 30, 2004 was based on a $220,000 franchise resale value.

Franchise Resale Value	Decrease in Net Income
$220,000	$—
$150,000	243,000
$50,000	835,000

        Judgments and estimates made by the Company related to long-lived assets are affected by factors such as economic conditions, changes in franchise historical resale values and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying value of its long-lived assets, these factors could cause the Company to realize material impairment charges which would be reflected in the Consolidated Statements of Income.

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

  Employee Health Costs

        Since the Company is self-insured for employee health obligations, the Company has a liability for incurred but not reported claims. In order to estimate incurred but not reported claims the Company uses a historical average of actual costs incurred. The Company's current methodology for estimating incurred but not reported claims is based on the actual benefits paid on a 3-month average over a rolling 12-month period. The Company's estimated liability for incurred but not reported claims was $600,000 as of September 30, 2004. Actual monthly benefits paid in the last twelve months ranged from a low of $150,000 to a high of $250,000. A three month valuation using the minimum benefits paid over the last 12-month period would have resulted in a reserve of $450,000. A three month valuation using the maximum benefits paid over the last 12-month period would have resulted in a reserve of $750,000. The Company believes the current methodology used to estimate reserves for these liabilities is appropriate. However, if actual submitted claims differ from these estimates, the resulting change in expense may produce materially different amounts of General and Administrative Expenses in the Consolidated Statements of Income.

  Workers' Compensation

        The Company uses actuarial estimates as a basis for determining reserves for workers' compensation losses. Actuarial studies are used to derive maximum projected remaining losses and most likely projected remaining losses for each plan year for which claims remain open. Due to the uncertainty of remaining losses, the Company uses a midpoint between most likely projected remaining losses and maximum projected remaining losses. As of September 30, 2004, the maximum projected remaining losses for all open years was estimated to be $2.2 million. The minimum projected remaining losses for all open years was estimated to be $0.9 million. The Company believes the estimate of workers' compensation losses of $1.6 million as of September 30, 2004 is appropriate based on the methodology discussed above. However, if actual losses differ from those estimated, the resulting change may produce materially different amounts in Company restaurant expenses and/or general and administrative expenses in the Consolidated Statements of Income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

  (a)
  —(b) Not applicable

  (c)
  The following table provides information relating to the Company's repurchases of stock during the third quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2004—July 31, 2004	75,000	$35.60	75,000	676,210
August 1, 2004—August 31, 2004	105,000	$36.13	105,000	571,210
September 1, 2004—September 30, 2004	135,000	$36.15	135,000	436,210

	315,000		315,000

  (1)
  Total number of shares repurchased through September 30, 2004 under the stock repurchase plan announced in January 2003 is 2,163,790. This includes 570,690 shares repurchased in 2003.

  (2)
  The above mentioned stock repurchase plan provided for the repurchase of up to 2.6 million shares.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

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

IHOP Corp.
(Registrant)

November 2, 2004 (Date)	BY:	/s/ JULIA A. STEWART President and Chief Executive Officer (Principal Executive Officer)

November 2, 2004 (Date)		/s/ THOMAS CONFORTI Chief Financial Officer (Principal Financial Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.