Form 10-K
period 2004-12-31
IHOP CORP
filed 2005-04-01
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 001-15283

IHOP CORP.

(Exact name of registrant as specified in its charter)

Delaware	95-3038279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 North Brand Boulevard, Glendale, California	91203-2306
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 240-6055

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 27, 2004: $739 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2005
Common Stock, $.01 par value	19,975,589

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 24, 2005 (the “2005 Proxy Statement”) are incorporated by reference into Part III.

PART I

Item 1. Business.

a.   General Information

IHOP Corp. (referred to herein as the “Company”) was incorporated under the laws of the State of Delaware in 1976. In July 1991, the Company completed an initial public offering of common stock. There were no significant changes to our corporate structure during 2004.

IHOP Corp.’s principal executive offices are located at 450 North Brand Boulevard, Glendale, California 91203-2306 and our telephone number is (818) 240-6055. Our website is located at www.ihop.com. We make all of our filings with the Securities and Exchange Commission (referred to herein as the “SEC”) available free of charge on our website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. The information contained on our website is not incorporated into this Annual Report on Form 10-K.

This Annual Report on Form 10-K should be read in conjunction with the cautionary statements on page 14 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.—Forward Looking Statements.”

b.   Financial Information about Industry Segments

In January 2003, we announced significant changes in the way we conduct our business. These changes included a transition from Company-financed restaurant development (the “Old Business Model”) to a more traditional franchise development model, in which franchisees finance, develop and operate their new restaurants (the “New Business Model”). In order to reflect the change in our business model, we have also changed the presentation of our segment information. We identify our segments based on the organizational units used by management to monitor performance and make operating decisions. Our segments are recorded in four categories: franchise operations, rental operations, Company restaurant operations and financing operations. The franchise operations segment consists of restaurants operated by our franchisees and area licensees in the United States and Canada. Franchise operations revenue consists primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise operations expenses consist of advertising expense and the cost of proprietary products. Rental operations revenue consists of revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The Company restaurant operations segment consists of Company-operated restaurants in the United States. Company restaurant sales are retail sales at IHOP-operated restaurants. Company restaurant expenses are operating expenses at IHOP-operated restaurants and include food, labor, benefits, utilities, rent and other real estate related costs. Financing operations revenue consists of the portion of franchise fees not allocated to the Company’s intellectual property, sales of equipment as well as interest income from the financing of franchise fees and equipment leases. Financing operations expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Prior period segment information has been restated to conform with the current year presentation. Please see Note 15 to the Consolidated Financial Statements in this Annual Report on Form 10-K for more details.

c.   Narrative Description of Business

General

IHOP Corp. and its subsidiaries develop, franchise and operate International House of Pancakes, or IHOP, restaurants, one of America’s best-known, national, family restaurant chains. At December 31, 2004, there were 1,186 IHOP restaurants. Franchisees operated 1,028 of these restaurants, area licensees operated 148 restaurants, and the Company operated 10 restaurants. Franchisees and area licensees are independent third parties who are licensed by us to operate their restaurants using our trademarks, operating systems and methods. IHOP restaurants are located in 48 states and Canada.

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

Restaurant Development

Prior to January 2003, we financed and developed the large majority of new IHOP restaurants prior to franchising them (the “Old Business Model”). Under the Old Business Model, when the restaurant was ultimately franchised, we typically became the franchisee’s landlord and equipment lessor. Our new business model (the “New Business Model”) relies on franchisees to finance and develop IHOP restaurants. Under the New Business Model, we approve the franchisees’ proposed sites but do not contribute capital or become the franchisee’s landlord.

Under the New Business Model, substantially all new IHOP restaurants will be financed and developed by franchisees or area licensees in 2004 and thereafter. In 2004, we developed four IHOP restaurants under the Old Business Model, we developed two restaurants in our new Company operations market in Cincinnati, Ohio, and our franchisees and area licensees financed and developed 41 additional new restaurants.

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

Future Restaurant Development

In 2004, we entered into 46 franchise development agreements. As of December 31, 2004, we had signed commitments from our franchisees to build 252 restaurants over the next several years plus options for an additional 35 restaurants. This number includes 28 Single-Store Development Agreements and 45 larger Multi-Store Development Agreements.

In 2005, we expect to open 62 to 72 new restaurants. Our franchisees are expected to develop approximately 55 to 60 new restaurants, we will develop approximately two to four new restaurants in our dedicated Company market in Cincinnati, Ohio and our area licensee in Florida will develop approximately five to eight restaurants in 2005. We expect the majority of openings to occur in the second half of 2005.

The following table represents our development commitments including options as of December 31, 2004.

		Scheduled Opening of Restaurants by
	Number of Signed Agreements at 12/31/04	2005	2006	2007	2008 and thereafter	Total
Single-store development agreements	28	27	1	—	—	28
Multi-store development agreements	45	41	43	36	139	259
	73	68	44	36	139	287

The Company believes that a total of 300-700 additional IHOP restaurant opportunities exist in the United States as of December 31, 2004, and is actively recruiting existing and new franchisees to develop these opportunities.

Franchising

Our franchising activities for the years ended December 31, 2004 and 2003 included both Company financed and franchisee financed development. For clarity of presentation, the discussion below is separated between those activities specific to the Old Business Model and those which apply to the New Business Model.

Old Business Model

Under the Old Business Model, when we developed a restaurant, we identified the site for the new restaurant, purchased the site or leased it from a third party, and built the restaurant and equipped it with all required equipment. We selected and trained the franchisee and supervisory personnel who would operate the restaurant. In addition, we financed approximately 80% of the franchise fee and leased the restaurant and equipment to the franchisee. In accordance with generally accepted accounting principles (herein referred to as “GAAP), the equipment lease between the Company and the franchisee was treated as a sale in our financial statements.

Our involvement in the development and financing of new restaurants allowed IHOP to charge a core franchise fee and development and financing fees totaling $50,000 to $500,000. The franchisee typically paid approximately 20% of the initial franchise fee in cash, and we financed the remaining amount over five to eight years. The financing of the initial franchise fee allowed the Company to derive interest income from the financing of the core franchise fee and development and financing fees, and the leasing of property and equipment to franchisees. We also continue to receive revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant’s sales; (2) income from the leasing of the restaurant property and related equipment; (3) revenue from the sale of certain proprietary products, primarily pancake mixes; (4) a local advertising fee equal to about 2% of the restaurant’s sales, which is usually collected by us and then paid to a local advertising cooperative; and (5) a national advertising fee equal to 1% of the restaurant’s sales. In some cases, we have agreed to accept reduced royalties for a period of time from franchisees in order to assist them in establishing their businesses, where business conditions justify it.

New Business Model

Under the New Business Model, our approach to franchising is similar to that of most franchising systems in the foodservice industry. Franchisees can undertake individual store development or multi-store development. Under the single-store development program, the franchisee is required to pay a non-refundable location fee of $15,000. If the proposed site is approved for development, the location fee of $15,000 is credited against an initial franchise fee of $50,000. The franchisee then uses his or her own capital and financial resources to acquire a site, build and equip the business and fund working capital needs.

In addition to offering franchises for individual restaurants, the Company offers multi-store development agreements for certain qualified franchisees. These multi-store development agreements provide franchisees with an exclusive right to develop new IHOP restaurants in designated geographic territories for specified periods of time. Multi-store developers are required to develop and operate a specified number of restaurants according to an agreed upon development schedule. Multi-store developers are required to pay a development fee of $20,000 for each restaurant to be developed under a multi-store development agreement. Additionally, for each store which is actually developed, the franchise developer must pay an initial franchise fee of $40,000 against which the development fee of $20,000 is credited. The number of stores and the schedule of stores to be developed under multi-store development agreements are negotiated on an agreement by agreement basis. With respect to restaurants developed under the New Business Model, the Company receives continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant’s sales; (2) revenue from the sale of certain proprietary products, primarily pancake mixes; (3) a local advertising fee equal to about 2% of the restaurant’s sales, which is usually paid to a local advertising cooperative; and (4) a national advertising fee equal to 1% of the restaurant’s sales.

Beginning in 2005, we will charge a franchise renewal fee of approximately $50,000 per franchise agreement. This fee will be charged to existing franchisees who extend their franchise arrangement past the initial franchise period.

Area License Agreements

We have entered into long-term area licensing agreements covering the state of Florida and the southern-most counties of Georgia and the province of British Columbia, Canada. As of December 31, 2004, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 136 IHOP restaurants and the area licensee for the province of British Columbia, Canada operated or sub-franchised a total of 12 IHOP restaurants. The area license agreements provide for royalties ranging from 0.5% to 2% of sales, and advertising fees of 0.25% of sales and give the area licensees the right to develop new IHOP restaurants in their territories. We also derive revenue from the sale of proprietary products to these area licensees and their sub-franchisees. We treat the revenues from our area licensees as franchise operations revenues for financial reporting purposes.

Company-Operated Restaurants

Company-operated restaurants are those restaurants newly developed by us that have not yet been franchised and those restaurants reacquired by us through negotiation or franchisee defaults. Although the type and number of Company-operated restaurants varies from time to time as we develop new restaurants, reacquire franchised restaurants and franchise reacquired restaurants, our strategic evaluation and repositioning has resulted in significantly fewer Company-operated restaurants.

At the end of 2004, the Company operated a total of 10 IHOP restaurants. In 2003, the Company announced its intention to develop and operate between 15 and 20 IHOP restaurants in Cincinnati, Ohio. While we anticipate the development of the 15-20 restaurants will be completed over the next five to seven years, only two were in operation at the end of 2004. The Company will operate these restaurants in order to highlight best practices in operations and training. Restaurants that we reacquire from franchisees typically require investment in remodeling and rehabilitation before being refranchised. As a consequence, a number of Company-operated restaurants are likely to incur operating losses during the period of their rehabilitation.

Refranchising Program

Restaurants that we reacquire are often underperforming as a result of having been poorly operated and physically neglected. When we reacquire a restaurant, we begin a multi-step rehabilitation program for that restaurant. First these restaurants are physically rehabilitated; then we hire, as necessary, and train the restaurant staff. After these first steps are completed, we implement new marketing and operations programs designed to regain the business of former guests and attract new patrons. After a restaurant has been rehabilitated, and its sales volume reaches acceptable levels, the restaurant is refranchised to a qualified franchisee.

Remodel Program

We require most of our franchisees, and strongly encourage all of our franchisees, to periodically remodel their restaurants. In most instances, we require that our restaurants be remodeled at least every five years. In 2004, we finalized our new icon remodel package. We believe that the new remodel design will play an important role in revitalizing the IHOP brand in the eyes of our guests, and create an environment they can enjoy throughout the day. Since the new remodel package was not completed until mid 2004, only 53 remodels were completed in 2004. However, we believe that our franchisees will complete 225 to 250 remodels in 2005.

Make-up of Franchise System

The table below sets forth information regarding the distribution of single-store and multi-store franchisees in the IHOP system. It does not include information concerning our area licensees or their sub-franchisees as of December 31, 2004.

Number of Restaurants Held by Franchisee	Franchisees	Percent of Total	Restaurants	Percent of Total
One	213	55.8%	213	20.7%
Two to Five	133	34.8%	372	36.2%
Six to Ten	22	5.7%	164	16.0%
Eleven to Fifteen	6	1.6%	78	7.6%
Sixteen and over	8	2.1%	201	19.5%
Total	382	100.0%	1,028	100.0%

Restaurant Operations and Support

It is our goal to make every dining experience at an IHOP restaurant a satisfying one. Our franchisees and managers of Company-operated restaurants always strive to exceed guests’ expectations. We hold firm to the belief that a satisfied guest will be a repeat guest and will tell others about our restaurants. To ensure that our guests’ expectations are fulfilled, all restaurants are operated in accordance with uniform operating standards and specifications relating to the quality and preparation of menu items, selection of menu items, maintenance, repair and cleanliness of premises, and the appearance and conduct of employees.

Our Operations Department is charged with ensuring that these high standards are met at all times. We have developed our operating standards in consultation with our franchisee operators. These standards are detailed in our Manual of Standard Operating Procedures.

The Company has established a rating system whereby all IHOP franchisees are evaluated and graded. The evaluation consists of many factors including consultation, mystery shop and health department scores. The franchisee grades are on an “A” through “F” scale. Our Operations Department works closely with all of our operators in order to improve their scores and grades. However, in the cases of “D” and “F” operators, immediate improvement is expected or proactive efforts are undertaken to remove these operators from our system.

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

Most of our franchise operations support is conducted from our Restaurant Support Center (“RSC”) in Glendale, CA. In 2004, the RSC began to utilize an automated call center to facilitate its support functions. This call center was established to improve our responsiveness to franchisee needs and guest inquiries. Our call center fields all guest and franchisee calls for quick resolution or routing to the appropriate individual for resolution. We also lease small executive suite space in various cities across the United States for limited regional office activities.

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

The IHOP menu offers a large selection of high-quality, moderately priced products designed to appeal to a broad guest base. These include a wide variety of pancakes, waffles, omelets and breakfast specialties, chicken, steak, sandwiches, salads and lunch and dinner specialties. Most IHOP restaurants offer special items for children and seniors at reduced prices. In recognition of local tastes, IHOP restaurants typically offer regional specialties that complement the IHOP core menu. Our Product Research and Development Department works together with franchisees and our Operations and Marketing Departments to continually develop new menu and promotion ideas. These new items are thoroughly evaluated in our test kitchen and in limited regional tests, which include media support from time-to-time, before being introduced throughout the system. The purpose of adding new items is to be responsive to our guests’ needs and requests. In May 2005, IHOP’s promotional offerings will be supported by the system-wide roll out of a new core menu. The evolution of our menu will include new and exciting items for guests to enjoy throughout the day. All our efforts are based on consumer research, feedback and benchmarking, which help us identify opportunities for improvement to existing items as well as for developing new items.

Mystery Shop Program

Beginning in 2003, the Company engaged an independent firm to conduct unannounced and anonymous visits to each IHOP restaurant several times each quarter. These “mystery shoppers” provide the Company and our franchisees direct independent feedback at the restaurant on food quality, cleanliness, service and other aspects of the “guest” or “guests’” experience at IHOP restaurants. This on-going independent Mystery Shop Program is designed to give us a better understanding of how our restaurant teams operate and how we measure against our competitors. As a result, we are able to apply the individual feedback from each mystery shop visit at the restaurant level and work closely with our franchisees to develop a specific action plan to improve each restaurant’s performance. This program is incorporated into the Company’s rating system which evaluates and grades all IHOP franchisees. The

Company believes improved operations of each individual restaurant through this rating system will provide a basis for continued increases in same-store sales performance over time.

Marketing and Advertising

All IHOP franchisees and Company-operated restaurants contribute 2% of sales to local advertising cooperatives. The advertising co-ops use these funds to purchase television advertising time, radio advertising time and place advertisements in printed media or direct mail. In addition to television advertising, we encourage other local marketing by its franchisees. These marketing programs often include discounts and specials aimed at increasing guest traffic and encouraging repeat business.

In 2004, we devoted a substantial portion of our advertising budget to national television advertising, in recognition of the national scope of the chain and the economies of scale available to national advertisers. Continuing a successful launch of national advertising and our new advertising campaign in 2003, we implemented three promotions in 2004 supported with national advertising and three others supported with local media. The combined impact of the media, the creative campaign and the execution at the store level helped us achieve a system-wide same-store sales increase of 5.3% for the year, on top of the 4.8% increase in 2003.

In 2005, we plan to launch six promotions, four of which will be advertised on national television. We will continue to use our very successful “Come hungry. Leave happy.” campaign and will also continue our effective strategy of building on our breakfast strength while growing sales at lunch, dinner and other dayparts. With the appeal of limited time offerings unique to IHOP, the power of national advertising and the positive momentum in the field we expect to continue to drive increased same store sales throughout our system.

Purchasing

We have entered into supply contracts for pancake mixes and pricing agreements for most major products carried in IHOP restaurants to ensure the availability of quality products at competitive prices. We also have negotiated agreements with food distribution companies to limit markups charged on food and restaurant supplies purchased by individual IHOP restaurants. In some instances, the Company is required to enter into commitments to purchase food and other items on behalf of the IHOP system as a whole. At December 31, 2004, our outstanding purchase commitments were $0.5 million. The Company has developed processes to facilitate the liquidation of these commitments to minimize financial exposure. To take advantage of economies associated with system-wide volume purchasing, we developed an improved procurement process by collaborating with our franchisees. Through this process, we can secure pricing agreements based on system-wide ordering and ensure availability for most major products carried in IHOP restaurants. We expect this will generate savings in cost of goods sold for our franchisees in 2005.

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

The acquisition of sites is also highly competitive. We and our franchisees often compete with other restaurant chains and retail businesses for suitable sites for the development of new restaurants.

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

Information published in 2004 by The Nations Restaurant News ranked IHOP 24th out of the top 100 foodservice chains based on estimated fiscal 2004 system-wide sales in the United States. The same publication included 10 family restaurant chains in its top 100 chains, and IHOP ranked second in this segment based on system-wide sales.

The Company also competes against other franchising organizations for new franchise developers.

Trademarks and Service Marks

We have registered our trademarks and service marks with the United States Patent and Trademark Office. These include “International House of Pancakes,” “IHOP” and variations of each, as well as “The Home of the Never Empty Coffee Pot,” “Rooty Tooty Fresh ‘N Fruity,” and “Harvest Grain ‘N Nut.” We also register new trademarks and service marks from time to time. We are not aware of any infringing uses that could materially affect our business or any prior claim to these marks that would prevent us from using or licensing the use thereof for restaurants in any area of the United States. We have also registered our trademarks and service marks and variations thereof in Canada for use by our current licensees. Where feasible and appropriate, we register our trademarks and service marks in other nations for future use. Our current registered trademarks and service marks will expire, unless renewed, at various dates from 2005 to 2012. We generally apply to renew our active trademarks prior to their expiration.

Seasonality

Our business, like that of most restaurant companies, is somewhat seasonal. Our restaurants generally experience greater guest traffic and sales in the summer months and during various holidays when children are out of school and family vacations are more frequent. Restaurants located in certain resort areas and warm weather climates tend to experience greater guest traffic and sales in the winter months.

Government Regulation

We are subject to various federal, state and local laws affecting our business as well as a variety of regulatory provisions relating to zoning of restaurant sites, sanitation, health and safety. As a franchisor, we are subject to state and federal laws regulating various aspects of franchise operations and sales. These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises. In certain cases, they also apply substantive standards to the relationship between franchisor and franchisee, including primarily defaults, termination, non-renewal of franchises, and the potential impact of new IHOP restaurants on sales levels at existing IHOP restaurants. Environmental requirements have not had a material effect on the operations of our Company-operated restaurants or the restaurants of our franchisees.

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

Employees

At December 31, 2004, we employed 1,250 persons, of whom 282 were full-time, non-restaurant, corporate personnel.

Item 2. Properties.

The table below shows the location and status of the 1,186 IHOP restaurants as of December 31, 2004:

Location	Franchise	Company- Operated	Area License	Total
United States
Alabama	14	2	0	16
Alaska	1	0	0	1
Arizona	31	0	0	31
Arkansas	9	0	0	9
California	212	1	0	213
Colorado	30	0	0	30
Connecticut	7	0	0	7
Delaware	2	0	0	2
Florida	0	0	135	135
Georgia	48	0	1	49
Hawaii	1	0	0	1
Idaho	8	0	0	8
Illinois	42	2	0	44
Indiana	11	0	0	11
Iowa	8	0	0	8
Kansas	11	0	0	11
Louisiana	16	0	0	16
Maine	1	0	0	1
Maryland	26	0	0	26
Massachusetts	12	0	0	12
Michigan	12	0	0	12
Minnesota	8	0	0	8
Mississippi	8	0	0	8
Missouri	23	0	0	23
Montana	1	0	0	1
Nebraska	5	0	0	5
Nevada	19	0	0	19
New Hampshire	2	0	0	2
New Jersey	33	1	0	34
New Mexico	10	0	0	10
New York	38	0	0	38
North Carolina	30	0	0	30
North Dakota	1	0	0	1
Ohio	17	2	0	19
Oklahoma	17	0	0	17
Oregon	8	1	0	9
Pennsylvania	15	0	0	15
Rhode Island	1	0	0	1
South Carolina	19	0	0	19
South Dakota	1	0	0	1
Tennessee	25	0	0	25
Texas	149	0	0	149
Utah	17	0	0	17
Virginia	41	0	0	41
Washington	24	1	0	25
West Virginia	2	0	0	2
Wisconsin	11	0	0	11
Wyoming	1	0	0	1
International
Canada	0	0	12	12
Totals	1,028	10	148	1,186

As of December 31, 2004, two of the ten Company-operated restaurants were located on sites owned by us and eight were located on sites leased by us from third parties. Of the 1,028 franchisee-operated restaurants, 60 were located on sites owned by us, 779 were located on sites leased by us from third parties and 189 were located on sites owned or leased by franchisees. All of the restaurants operated by area licensees were located on sites owned or leased by the area licensees.

Our leases with our landlords generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options in our favor. The leases typically provide for payment of rents in an amount equal to the greater of a fixed amount or a specified percentage of gross sales and for payment by us of taxes, insurance premiums, maintenance expenses and certain other costs. Historically, it has been our practice to seek and extend, through negotiation, those leases that expire without renewal options. However, from time to time we choose not to renew a lease or are unsuccessful in negotiating satisfactory renewal terms. When this occurs, the restaurant is closed and possession of the premises is returned to the landlord.

We currently lease our principal corporate offices in Glendale, California under a lease expiring in July 2010. We also lease small executive suite space in various cities across the United States for limited regional office activities.

Item 3. Legal Proceedings.

We are party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company’s consolidated financial position or results of operations.

In February 2004, Darden Corporation and GMRI, Inc., the owners and operators of the chain of Olive Garden restaurants, filed a civil action for trademark infringement and unfair competition against IHOP Corp. and its subsidiary International House of Pancakes, Inc. in U.S. District Court, Middle District of Florida, Orlando Division. The plaintiffs claim rights to the advertising phrase “Never Ending Pasta Bowl,” and assert that IHOP’s use of “Never Ending Pancakes” and “Never Ending Popcorn Shrimp” violates their rights. In February 2005, the parties agreed in principle to settle the litigation. As of the date of the filing of this Report on Form 10-K, the parties have agreed upon a form of Settlement Agreement and expect it to be signed shortly.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “IHP”. As of January 31, 2005, there were approximately 6,538 stockholders of record.

The following table sets forth the high and low prices of our common stock for each quarter of 2004 and 2003 as reported by the NYSE.

	Fiscal Year 2004			Fiscal Year 2003
	Prices		Dividends	Prices		Dividends
Quarter	High	Low	Paid	High	Low	Paid
First	$39.30	$32.78	$0.25	$25.14	$20.98	$—
Second	38.43	33.53	0.25	32.64	22.42	0.25
Third	38.49	34.51	0.25	36.65	31.31	0.25
Fourth	43.40	37.20	0.25	39.40	32.80	0.25

In March 2003, the board of directors declared a cash dividend of $0.25 per common share, which was paid on May 19, 2003, to stockholders of record as of May 1, 2003. At that time, the board of directors indicated its intention to declare and pay recurring quarterly dividends in the future, subject to the discretion of the board of directors and the Company’s earnings, financial condition, cash requirements, future prospects and other factors. The Company has paid regular quarterly dividends of $0.25 per common share since May 2003.

On January 18, 2005, the Company declared a quarterly cash dividend of $0.25 per common share payable February 22, 2005, to stockholders of record as of February 1, 2005.

The following table provides information relating to the Company’s repurchases of stock during the fourth quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2004—October 31, 2004	85,000	$38.75	85,000	351,210
November 1, 2004—November 30, 2004	74,900	$38.98	74,900	276,310
December 1, 2004—December 31, 2004	—	$––	—	1,276,310
Total	159,900	$38.86	159,900	1,276,310

(1)          Total number of shares repurchased through December 31, 2004 under the stock repurchase plan announced in January 2003 is 2,323,690. This includes 570,690 shares repurchased in 2003.

(2)          The above mentioned stock repurchase plan provided for the repurchase of up to 3.6 million shares, which includes a 1.0 million share increase authorized by our Board of Directors on December 13, 2004.

Item 6. Selected Financial Data.

Five-Year Financial Summary

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Revenues
Franchise revenues	$157,584	$140,131	$123,050	$111,129	$102,624
Rental income	131,763	117,258	99,595	84,037	69,914
Company restaurant sales	31,564	74,880	74,433	68,810	72,818
Financing revenues	38,091	72,536	68,796	60,460	57,888
Total revenues	359,002	404,805	365,874	324,436	303,244
Costs and expenses
Franchise expenses	75,599	64,265	55,139	48,269	44,699
Rental expenses	95,392	86,620	73,812	59,882	48,026
Company restaurant expenses	34,701	81,737	78,422	72,819	76,961
Financing expenses	22,434	43,619	38,185	33,442	33,998
General and administrative expenses	59,890	54,575	49,526	41,964	37,991
Other expense, net	2,707	3,867	4,983	3,599	4,109
Impairment and closure charges	14,112	2,187	450	—	—
Reorganization charges	—	9,085	—	—	—
Total costs and expenses	304,835	345,955	300,517	259,975	245,784
Income before income taxes	54,167	58,850	65,357	64,461	57,460
Provision for income taxes	20,746	22,068	24,509	24,173	22,122
Net income	$33,421	$36,782	$40,848	$40,288	$35,338
Net income per share
Basic	$1.62	$1.72	$1.95	$1.98	$1.77
Diluted	$1.61	$1.70	$1.92	$1.94	$1.74
Weighted average shares outstanding
Basic	20,606	21,424	20,946	20,398	20,017
Diluted	20,791	21,614	21,269	20,762	20,263
Dividends declared per share(a)	$1.00	$.75	$—	$—	$—
Dividends paid per share(a)	$1.00	$.75	$—	$—	$—
Balance Sheet Data (end of year)
Cash and cash equivalents	$44,031	$27,996	$98,739	$6,252	$7,208
Marketable securities	14,504	45,537	—	—	—
Property and equipment, net	326,848	314,221	286,226	238,026	193,624
Total assets	821,677	843,004	819,800	641,429	562,212
Long-term debt	133,768	139,615	145,768	50,209	36,363
Capital lease obligations	173,925	177,664	171,170	168,105	167,594
Stockholders’ equity(a)	339,764	382,360	364,389	312,430	259,995

(a)           In March 2003, the board of directors declared its first quarterly cash dividend of $0.25 per common share which was paid in the second quarter of 2003. The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. The board of directors indicated its intention to declare recurring quarterly dividends in the future, however, any future dividend declarations will be made at the discretion of the board of directors and will be based on the Company’s earnings, financial condition, cash requirements, future prospects and other factors.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Certain forward-looking statements are contained in this report. They use such words as “may,” “will,” “expect,” “believe,” “plan,” or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: risks associated with the implementation of the Company’s strategic growth plan; the availability of suitable locations and terms for the sites designated for development; the ability of franchise developers to fulfill their commitments to build new IHOP restaurants in the numbers and time frames covered by their development agreements; the ability of the Company to franchise its remaining Company-operated restaurants; legislation and government regulation, including the ability to obtain satisfactory regulatory approvals; conditions beyond our control such as weather, natural disasters or acts of war or terrorism; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the International House of Pancakes brand and concept by guests and franchisees; our overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices and other factors discussed from time to time in our press releases, public statements and/or filings with the Securities and Exchange Commission. Forward-looking information is provided by us pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. We disclaim any intent or obligation to update these forward-looking statements.

General

In January 2003, we announced significant changes in the way we conduct our business. These changes included a transition from Company-financed restaurant development (the “Old Business Model”) to a more traditional franchise development model, in which franchisees finance and develop new restaurants (the “New Business Model”). It was the Company’s intention to complete the transition from Company development to franchisee development by the end of 2003. Due to construction delays, we completed the development and franchising of the final four restaurants under the Old Business Model in 2004. In addition, the Company developed two restaurants in our Company operations market in Cincinnati, Ohio.

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) was not in accordance with GAAP, including the accounting requirements under Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction” and related pronouncements. To correct the error in its method of accounting for leasehold improvements, the Company increased its property and equipment by approximately $20.5 million, and increased its other long-term liabilities by $20.5 million in its consolidated balance sheet at December 31, 2004. The increase in other liabilities was due to an increase in deemed financing obligations to our landlords. Since we determined the differences in prior years financial statements and the first three quarterly periods of 2004 were not material, we will not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q.

Franchising

Our franchising activities for the years ended December 31, 2004 and 2003 included both Company financed and franchisee financed development. For clarity of presentation, the discussion below is separated between those activities specific to the Old Business Model and those which apply to the New Business Model.

Old Business Model

Under the Old Business Model, when we developed a restaurant we identified the site for the new restaurant, purchased the site or leased it from a third party, and built the restaurant and equipped it with all required equipment. We selected and trained the franchisee and supervisory personnel who would operate the restaurant. In addition, we typically financed approximately 80% of the franchise fee, and leased the restaurant and equipment to the franchisee. In accordance with GAAP, the equipment lease between the Company and the franchisee was treated as a sale in our financial statements.

Our involvement in the development of new restaurants allowed us to charge a core franchise fee and development and financing fees totaling $50,000 to $500,000. The franchisee typically paid approximately 20% of the initial franchise fee in cash, and we financed the remaining amount over five to eight years. The financing of the initial franchise fee allowed the Company to derive interest income from the financing of the core franchise fee and development and financing fees, and the leasing of property and equipment to franchisees. We also continue to receive revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant’s sales; (2) income from the leasing of the restaurant property and related equipment; (3) revenue from the sale of certain proprietary products, primarily pancake mixes; (4) a local advertising fee equal to about 2% of the restaurant’s sales, which is usually collected by us and then paid to a local advertising cooperative; and (5) a national advertising fee equal to 1% of the restaurant’s sales. In some cases, we have agreed to accept reduced royalties for a period of time from franchisees in order to assist them in establishing their businesses, where business conditions justify it.

New Business Model

Under the New Business Model, our approach to franchising is similar to that of most franchising systems in the foodservice industry. Franchisees can undertake individual store development or multi-store development. Under the single store development program, the franchisee is required to pay a non-refundable location fee of $15,000. If the proposed site is approved for development, the location fee of $15,000 is credited against an initial franchise fee of $50,000. The franchisee then uses his or her own capital and financial resources to acquire the site, build and equip the business and fund working capital needs.

In addition to offering franchises for individual restaurants, the Company offers multi-store development agreements for certain qualified franchisees. These multi-store development agreements provide franchisees with an exclusive right to develop new IHOP restaurants in designated geographic territories for a specified period of time. Multi-store developers are required to develop and operate a specified number of restaurants according to an agreed upon development schedule. Multi-store developers are required to pay a development fee of $20,000 for each restaurant to be developed under a multi-store development agreement. Additionally, for each store which is actually developed, the franchise developer must pay an initial franchise fee of $40,000 against which the development fee of $20,000 is credited. The number of stores and the schedule of stores to be developed under multi-store development agreements is negotiated on an agreement by agreement basis. With respect to restaurants developed under the New Business Model, the Company receives continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant’s sales; (2) revenue from the sale of certain proprietary products, primarily pancake mixes; (3) a local advertising fee equal to about 2% of the restaurant’s sales, which is usually paid to a local advertising cooperative; and (4) a national advertising fee equal to 1% of the restaurant’s sales.

While there is no specific profile for franchise candidates, the Company primarily markets franchises to existing operators who currently own and operate one or more restaurants in the IHOP system, and to operators in other non-competing segments of the restaurant business which meet our operating standards.

Segment Reporting

Our revenues and expenses are recorded in four categories: Franchise Operations, Rental Operations, Company Restaurant Operations and Financing Operations.

Franchise operations revenue consists primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise operations expenses include advertising expense, the cost of proprietary products and other franchise related costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases for franchisee-operated restaurants.

Company restaurant sales are retail sales at Company-operated restaurants. Company restaurant expenses are operating expenses at Company-operated restaurants and include food, labor and benefits, utilities, rent and other real estate related costs.

Financing operations revenue consists of the portion of franchise fees not allocated to the Company’s intellectual property, sales of equipment as well as interest income from the financing of franchise fee and equipment leases. Financing operations expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases.

Same-Store Sales

Beginning in the second quarter of 2003, we changed our methodology for calculating same-store sales from a 12-month basis to an 18-month basis. Under the new methodology, we compare year over year retail sales of restaurants which have been open continuously for 18 months or more. Prior year information has been restated for ease of comparison. The Company believes this provides a more accurate view of its system’s performance by excluding the impact of high sales levels typically seen during the first months of operations at new restaurants. All same-store sales information in this Annual Report on Form 10-K is presented using the 18-month methodology.

Restaurant Data

The following table sets forth, for each of the past three years the number of effective restaurants in the IHOP system, and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties that are generally based on a percentage of their sales, as well as rental payments under leases that generally include a component that is based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Year Ended December 31,
	2004	2003	2002
Restaurant Data
Effective restaurants(a)
Franchise(b)	993	919	832
Company	29	72	76
Area license(b)	145	140	134
Total	1,167	1,131	1,042
System-wide(c)
Sales percentage change(d)	11.4%	14.6%	9.9%
Same-store sales percentage change(e)	5.3%	4.8%	0.9%
Franchise(b)
Sales percentage change(d)	14.4%	15.8%	11.6%
Same-store sales percentage change(e)	5.2%	4.7%	0.9%
Company
Sales percentage change(d)	(57.8)%	0.6%	8.2%
Same-store sales percentage change(e)	5.1%	6.5%	0.7%
Area License(b)
Sales percentage change(d)	16.4%	11.6%	(3.2)%

(a)    “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)    We historically reported restaurants in Canada as franchise restaurants although the restaurants were operated under an area license agreement. Beginning with 2004, Canadian restaurants are reported as “Area License.”  Prior period information has been restated to conform to the current period presentation.

(c)    System-wide sales are retail sales of IHOP restaurants operated by franchisees, area licensees and the Company, as reported to the Company. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company.

(d)   “Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category.

(e)    “Same-store sales percentage change” reflects the percentage change in sales, in any given fiscal year compared to the prior fiscal year, for restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and store closures, the restaurants open throughout both fiscal periods being compared will be different from period to period. Same-store sales percentage change does not include data on restaurants located in Florida.

The following table summarizes our restaurant development and franchising activity:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Restaurant Development Activity
Beginning of year	1,165	1,103	1,017	968	903
New openings
Company-developed	6	56	85	76	70
Franchisee-developed(a)	35	13	10	12	10
Area license(a)	6	5	6	5	4
Total new openings	47	74	101	93	84
Closings
Company and franchise	(26)	(12)	(13)	(11)	(16)
Area license	—	—	(2)	(33)	(3)
End of year	1,186	1,165	1,103	1,017	968
Summary—end of year
Franchise(a)	1,028	979	890	812	736
Company	10	44	76	72	71
Area license(a)	148	142	137	133	161
Total	1,186	1,165	1,103	1,017	968
Restaurant Franchising Activity
Company-developed	8	72	79	74	70
Franchisee-developed(a)	35	13	10	12	10
Rehabilitated and refranchised	33	19	10	9	15
Total restaurants franchised	76	104	99	95	95
Reacquired by the Company	(12)	(11)	(10)	(12)	(19)
Closed	(15)	(4)	(11)	(7)	(7)
Net addition	49	89	78	76	69

(a)           We historically reported restaurants in Canada as franchise restaurants although the restaurants were operated under an area license agreement. Beginning with 2004, Canadian restaurants are reported as “Area License.”  Prior period information has been restated to conform to the current period presentation.

Critical Accounting Policies

We prepare our Consolidated Financial Statements in conformity with GAAP. The preparation of these financial statements requires senior management to make estimates, assumptions and subjective or complex judgments that are inherently uncertain and may significantly impact the reported amounts of assets, liabilities, revenue and expenses during the reporting period. Changes in the estimates, assumptions and judgments affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our Consolidated Financial Statements.

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

Recoverability of the restaurant’s assets is measured by comparing the assets’ carrying value to the undiscounted future cash flows expected to be generated over the assets’ remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, the carrying amount is written down to the estimated fair value, and a loss resulting from impairment is recognized by a charge to earnings. The fair value is determined by discounting the estimated future cash flows based on our cost of capital.

The Company may elect to close certain Company-operated restaurants. Typically such decisions are based on operating performance or strategic considerations. In these instances, we reserve, or write-off, the full carrying value of these restaurants as impaired.

Periodically, the Company will reacquire a previously franchised restaurant. At the time of reacquisition, the franchise will be recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. The net realizable value of a reacquired franchise is based on the Company’s average historical franchise resale value during the prior five years. The historical resale value used in 2004 and 2003 was $220,000. An impairment loss will be recognized equal to the amount by which the reacquisition value exceeds the historical resale value. The remaining resale value is amortized ratably over the remaining life of the lease. The amortization expense is reflected in the Company Operations Segment in the Consolidated Statements of Income.

The following table illustrates the after tax decrease in net income for the year ended December 31, 2004 as a result of using lower estimated franchise resale values. The impairment evaluation for the year ended December 31, 2004 was based on a $220,000 franchise resale value.

After Tax Decrease in Net Income Resulting from Change in Assumptions

Decrease in
Franchise Resale Value	Net Income
$220,000	$—
$150,000	85,435
$50,000	208,835

Judgments and estimates made by the Company related to long-lived assets are affected by factors such as economic conditions, changes in franchise historical resale values, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying value of its long-lived assets, these factors could cause the Company to realize impairment charges which would be reflected in the Consolidated Statements of Income.

Self-Insurance Liability

We are self-insured for a significant portion of our employee workers’ compensation obligations. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liability associated with these programs is based on our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Workers’ Compensation

The Company uses actuarial estimates as a basis for determining reserves for workers’ compensation losses. Actuarial studies are used to derive maximum remaining losses and most likely projected remaining losses for each plan year for which claims remain open. Due to the uncertainty of remaining losses, the Company uses a midpoint between most likely projected remaining losses and maximum projected remaining losses. As of December 31, 2004, the maximum projected remaining losses for all open years was estimated to be $1.8 million. The most likely projected remaining losses for all open years was estimated to be $0.8 million. The Company believes the estimate of workers’ compensation losses of $1.3 million as of December 31, 2004 is appropriate based on the methodology discussed above. However, if actual losses differ from those estimated, the resulting change may produce materially different amounts in Company restaurant expenses and/or general and administrative expenses in the Consolidated Statements of Income.

Income Taxes

We provide for income taxes based on our estimate of federal and state tax liabilities.  Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expense allowable for tax purposes.  We usually file our income tax returns several months after our fiscal year-end.  All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretation of the tax laws.

Deferred tax accounting requires that we evaluate net deferred tax assets to determine if these assets will more likely than not be realized in the foreseeable future.  This test requires projection of our taxable income into future years to determine if there will be taxable income sufficient to realize the tax assets.  The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws.

Tax contingency reserves result from our estimates of potential liabilities resulting from differences between actual and audited results. Changes in the tax contingency reserve result from resolution of audits of prior year filings, the expiration of the statute of limitations, changes in tax laws and current year estimates for asserted and unasserted items. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. Significant changes in our estimates could adversely affect our reported results.

Leases

We lease most of our restaurant locations.  We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes.  We recognize rent expense for our operating leases, which have escalating rentals over the term of the lease, on a straight-line basis over the initial term.  In addition, the lease term is deemed to commence when we take physical possession of the leased property. We capitalize the straight-line rent amounts during the construction period of leased properties.  Straight-line rent subsequent to the construction period and prior to the restaurant opening is recognized as expense.  We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of our leases as either operating or capital.  Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they accrue.

Certain of our lease agreements contain tenant improvement allowances.  For purposes of recognizing incentives, we amortize the incentives over the estimated useful lives.  For tenant improvement allowances, we also record a deferred rent liability or an obligation in our non-current liabilities on the consolidated balance sheets.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R; “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 establishes a new and far-reaching consolidation accounting model. Although FIN 46 was focused on special purpose entities, the applicability of FIN 46 goes beyond such entities and can have applicability to franchise arrangements, regardless of whether the Company has voting or ownership control of the franchises. In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN 46R, which delayed the effective date of FIN 46 for certain entities until March 31, 2004, and provided clarification regarding franchise considerations and other implementation issues.

We have performed assessments on all of our franchise arrangements to determine whether such entities meet the definition of a Variable Interest Entity (VIE) pursuant to the provisions FIN 46R. Based on our evaluation of each arrangement, we have concluded that none of our franchise arrangements is a VIE, as set forth in FIN 46R. Accordingly, none of our franchise arrangements requires consolidation in our financial statements.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. We expect to adopt Statement 123(R) beginning in the third quarter of 2005. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the effect of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.7 million, $3.1 million, and $2.0 million in 2004, 2003 and 2002, respectively. While the Company cannot determine what the exact amounts will be in the future because they depend on, among other things, when employees exercise stock options, the Company estimates the potential impact in 2005 would be $1.0 million to $1.5 million net of tax, assuming the date of implementation is the third quarter of 2005.

Comparison of the fiscal years ended December 31, 2004 and 2003

Strategic Direction and 2004 Financial Performance

In 2004, the Company executed strategies focused on two key financial levers of our business—development of restaurants and growth of same-store sales. They included: improving the operational performance of our restaurants, energizing the IHOP brand and driving the transition to franchise development.

In improving the operational performance of our restaurants, the Company established a rating scale for each of its franchisees, whereby all franchisees are evaluated and rated on a quantifiable “A” through “F” scale.  We are working to bring up the ratings of the IHOP system through the involvement of our field organization, and if necessary, through the targeted removal of poor performing franchisees (franchisees rated “D” or “F”). To accomplish this goal of improved restaurant performance, the Company is committed to building a "world class" training capability and improving the responsiveness and capability of our corporate support functions. In 2005, we will support operational excellence with a focus on improving our “C” operators.  We will influence our “C” operators to improve their restaurant operations by providing new and better tools for improved execution at franchised restaurants. In addition, we will continue to build new restaurants in our dedicated Company market in Cincinnati, Ohio so that we can share good ideas we learn with our franchisees.

To enhance the IHOP brand in 2004, we continued our advertising campaign created in 2003 called “Come hungry. Leave happy.” which we believe resonates positively with our customers. In addition, we believe we can improve the effectiveness of our advertising spending and drive same-store sales by continuing to shift advertising expenditures from local market spending to coordinated national spending. In 2004, we devoted a substantial portion of our advertising budget to expand our national advertising. We also continued with the regular product promotion schedule with six such promotions in 2004. Three of these promotions were supported with national advertising. We believe regular new product news will give customers new reasons to visit IHOP, which should improve same-store sales performance. Finally, we continued to strengthen our core menu—both the design of the menu and the appeal of items on the menu. We believe a more attractive “look and feel” of the menu coupled with better items on the menu will result in more visits to IHOP restaurants by customers. Our brand energizing efforts will also be supported by the implementation of our new remodel package during 2005. In 2005, we expect approximately 225 to 250 restaurants to be remodeled. The implementation of our new remodel package will play an important role in revitalizing the IHOP brand in the eyes of our guests, and create an environment they can enjoy throughout the day.

Finally, in driving the transition to franchise development, our goal is to maximize the number of restaurants that will be developed by our franchisees under our new development paradigm. To accomplish this, we plan to provide all the operational, marketing and financial analysis tools that prospective franchise developers need to maximize their development opportunity. We also plan to reach out to potential franchise developers both within and outside the IHOP system to help us achieve our unit development goals as quickly as possible.

Overview

Our 2004 financial results were negatively impacted by the reduction in the number of restaurants franchised under our Old Business Model, and by $14.1 million in impairment and closure charges. These impairment and closure charges were associated with our strategic repositioning of our Company-operated restaurants. These factors were partially offset by an increase in franchise operations profit resulting from increases in same-store sales and effective restaurants. In addition, our fiscal 2004 results were favorably impacted by the benefit of a 53rd week. Once every six years we utilize a 53-week fiscal calendar in order to align our fiscal year end to the calendar year. As a result of the 53rd week, we recorded an additional week of retail sales in fiscal 2004. A comparison of our financial results for 2004 to those in 2003 included:

•       Net income of $33.4 million, which decreased by 9.1% or $3.4 million from 2003;

•       Net income per diluted share of $1.61, which decreased by 5.3% or $.09;

•       An increase in same-store sales of 5.3%;

•       Cash flows provided by operating activities in 2004 of $67.0 million, compared to $71.3 million in 2003;

•       Additions to property and equipment in 2004 of $16.6 million, compared to $80.5 million in 2003;

•       An increase in pretax revenue of approximately $4.0 million as a result of a 53rd week in fiscal 2004; and

•       A gain of $2.3 million recognized on the sale of three real estate properties in 2004.

Franchise Operations

Franchise revenues consist primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise expenses include advertising expense, the cost of proprietary products and other franchise related expenses. Key factors which can be used in evaluating and understanding our franchise operations segment include:

•       Franchise retail sales; and

•       Number of restaurants franchised.

Franchise operations profit, which is franchise revenues less franchise expenses, increased by $6.1 million or 8.1% in 2004 compared to 2003. The 8.1% increase in franchise operations profit was due to the changes in franchise revenues and expenses discussed below. In addition, our franchise operations segment was impacted by the 53rd week in fiscal 2004 which added approximately $1.5 million in pretax profit.

Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

Franchise revenues grew by $17.5 million or 12.5% in 2004 compared to 2003. Franchise revenues grew primarily due to a 14.4% increase in franchise restaurant retail sales. This was partially offset by a reduction in the number of restaurants franchised in 2004 compared to 2003 and the fees associated with this franchising activity. In addition, our system-wide overall average royalty rate was 4.3% in 2004 compared to 4.4% in 2003. This was a result of our efforts to refranchise 36 Company-operated restaurants in the third and fourth quarters of 2003, which, in some cases, included lowered royalty rates. The 14.4% increase in franchise restaurant retail sales was primarily attributable to the following:

•       Effective franchise restaurants increased by 8.1%; and

•       Same-store sales for franchise restaurants increased by 5.2%.

“Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Effective restaurants increased by 74 or 8.1% due to new restaurant development and the substantial refranchising of Company-operated restaurants in 2004, and the annualized effect of restaurants developed in 2003. Same-store sales for franchise restaurants increased due to a combination of increases in guest check averages and guest traffic.

The Company believes the increase in same-store sales was driven by new product promotions, a third flight of national advertising and a focus on operations excellence. During 2004, the Company reintroduced several successful campaigns for limited promotions which included “Never Ending Pancakes,” “Stuffed French Toast” and “Paradise Pancakes.” The Company also launched several new campaigns for limited promotions which included “Sirloin Roundup,” “Never-Ending Popcorn Shrimp” and “Sweet Caramel Combos.”  The Company believes these campaigns contributed to increases in check averages and guest traffic by creating new product news and another reason for our customers to visit. In addition, in 2004 the Company continued its Mystery Shop Program which was initiated in 2003. Under this program, the Company has engaged an independent firm to conduct unannounced and anonymous visits to each IHOP restaurant several times each quarter. These “mystery shoppers” provide the Company and our franchisees direct independent feedback at the restaurant level on food quality, cleanliness, service and other aspects of the guests’ experience at IHOP restaurants. A total of approximately 18,000 mystery shops were done in 2004 on all the restaurants in the IHOP system, averaging 16 shops for the year for each restaurant. This program is incorporated into the Company’s rating system which evaluates and grades all IHOP franchisees. The Company believes improved operations of each individual restaurant through this rating system will provide a basis for continued increases in same-store sales performance over time.

Franchise expenses increased by $11.3 million or 17.6% in 2004 compared to 2003. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales. The increase in franchise expenses was primarily a result of the 14.4% increase in franchise restaurant retail sales. In addition, franchise expenses were impacted by point of sale equipment subsidies paid to our franchisees, additional advertising expense, and bad debt expense. We are contractually obligated to pay 3% of retail sales towards advertising. The additional advertising expense that we contributed is above and beyond the 3% contractual obligation and is consistent with our strategic decision to strengthen our IHOP brand.

Rental Operations

Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The number of operating leases on franchised restaurants is the key factor which can be used in evaluating and understanding our rental operations segment.

Rental operations profit, which is rental income less rental expenses, increased by $5.7 million or 18.7% in 2004 compared to 2003. The increase was due to the changes in rental income and expenses discussed below.

Rental income increased by $14.5 million or 12.4% in 2004 compared to 2003. The primary reason for the increase was an increase in the number of effective operating subleases associated with new restaurants opened in 2003 and 2004 as well as recently refranchised restaurants. The number of effective operating subleases increased by 11.3% to 561 in 2004 compared to 504 in 2003. In addition, the 53rd week in fiscal 2004 added approximately $2.0 million in pretax profit to this segment due to the collection of an extra week of rent. Since we pay our rent obligations monthly, there were no offsetting rental expenses in the 53rd week in fiscal 2004.

Rental expenses increased by $8.8 million or 10.1% in 2004 compared to 2003. The primary reason for the increase was due to an increase in rental costs associated with the increase in the number of effective operating leases. The increase in effective prime operating leases of 8.4% to 503 in 2004 from 464 in 2003 was a result of restaurants opened in 2003 and 2004 as well as recently refranchised restaurants.

Company Restaurant Operations

Company restaurant sales are retail sales at Company-operated restaurants. Company restaurant expenses are operating expenses at Company-operated restaurants and include food, labor and benefits, utilities, rent and other real estate related costs. Key factors which can be used in evaluating and understanding our Company operations segment include:

•       Same-store sales;

•       Labor and benefits costs;

•       Food costs; and

•       Change in effective Company-operated restaurants.

Company restaurant operations loss, which is Company restaurant sales less Company restaurant expenses, was $3.1 million in 2004 or 54.3% lower than the loss of $6.9 million in 2003. The reduced loss was due to the changes in Company restaurant sales and expenses discussed below.

Company restaurant sales decreased by $43.3 million or 57.8% in 2004 compared to the prior year. Company restaurant sales were impacted by the following:

•       Effective Company-operated restaurants decreased by 59.7% due to the refranchising and closure of Company-operated restaurants as a result of our strategic repositioning; and

•       Same-store sales of Company-operated restaurants increased by 5.1%. This partially offset the decrease in effective Company-operated restaurants.

Company restaurant expenses as a percentage of Company restaurant sales were 109.9% in 2004 compared to 109.2% in 2003. This 0.7% increase in 2004 was primarily attributable to increases in food costs including increases in pork, poultry, milk, coffee, soybean oil and wheat.

Financing Operations

Financing revenues consist of development and financing fees, which is the portion of the franchise fees not allocated to the Company’s intellectual property, sales of equipment as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Key factors which can be used in evaluating and understanding our financing operations segment include:

•       Changes in franchise and equipment notes; and

•       Development and financing fees of franchise restaurants, which are based on the number and the average price of Company-developed restaurants franchised.

Financing operations profit, which is financing revenues less financing expenses, decreased by $13.3 million or 45.9% in 2004 compared to 2003. This 45.9% decrease was due to the changes in financing revenues and expenses discussed below. In addition, our financing segment was impacted by the 53rd week in fiscal 2004 which added approximately $0.5 million in pretax profit.

Financing revenues decreased by $34.4 million or 47.5% in 2004 compared to the prior year. The decrease in revenues was primarily due to a decrease in the number of Company-developed and franchised restaurants. In 2004, there were eight Company-developed and franchised restaurants; four of these were developed in 2004 as compared to 72 in 2003. This was a result of the transition to the New Business Model from our Old Business Model. The decrease was partially offset by an increase in interest income associated with franchise and equipment notes.

Financing expenses decreased by $21.2 million or 48.6% in 2004 compared to 2003. This is primarily due to a decrease in equipment costs associated with the decreased number of Company-developed and franchised restaurants.

General and Administrative Expenses

General and administrative expenses increased by $5.3 million or 9.7% in 2004. The increase in general and administrative expenses was primarily due to:

•       Increased travel and conference expenses related to the National Franchise Convention and the National Operations Meeting;

•       Increased depreciation expenses related to new information technology projects in 2003 and 2004;

•       Increased recruiting and relocation expenses related to relocation of various personnel for the Company Operations Market in Cincinnati, Ohio; and

•       Increased other professional services primarily due to the requirements of the Sarbanes-Oxley Act.

Impairment and Closure Charges

During the second quarter of 2004, we made a strategic decision to change our approach to refranchising restaurants in our Company-operated pool. Our prior practice was to take the time necessary and to spend the required resources to rehabilitate and refranchise a restaurant. Our new philosophy is to avoid reacquiring restaurants, and to refranchise any reacquired restaurants as quickly as possible. In the second quarter of 2004, we conducted a comprehensive analysis of our Company-operated restaurants which resulted in our determination that certain of our locations did not meet our new strategic requirements even though our analysis of them as a going-concern did not result in a determination that they were impaired. Our analysis included, but was not limited to, a detailed review by our Company restaurant management team, an analysis of current and possible sales levels for each restaurant and an analysis of the time and effort required to increase sales in order for these locations to meet our strategic requirements. As a result of our analysis, we recorded an $8.9 million charge for long-lived asset impairments on 14 restaurants in the second quarter of 2004. In the third and fourth quarters of 2004, we closed nine of the restaurants that we believed could not be franchised within a reasonable timeframe. In the third and fourth quarters of 2004, we recorded an additional $4.1 million in impairment and closure charges.

Provision for Income Taxes

Our effective tax rate for 2004 was 38.3% compared to 37.5% in 2003. The primary reason for the increase in our effective income tax rate was the reduction of the FICA tax credit associated with the decrease in the number of effective Company-operated restaurants.

Balance Sheet Accounts

Cash and cash equivalents at December 31, 2004 increased to $44.0 million from $28.0 million at December 31, 2003, primarily due to the maturity of highly liquid marketable securities.

Marketable securities at December 31, 2004 decreased to $14.5 million from $45.5 million at December 31, 2003, primarily due to the conversion of cash to repurchase shares in 2004 at an aggregate cost of $63.9 million under the stock repurchase program.

Long-term receivables at December 31, 2004 decreased to $337.2 million from $354.0 million at December 31, 2003 due primarily to the pay-down of principal by franchisees in the amount of $24.1 million. This was partially offset by an increase of $11.6 million in franchise fee and equipment leases receivable brought about through our refranchising of Company-operated restaurants.

Other assets at December 31, 2004 increased to $40.3 million from $27.7 million at December 31, 2003, primarily due to a $12.6 million increase in deferred rent on operating subleases. Rental income on operating subleases is reflected in the income statement on a straight-line basis in accordance with GAAP. Deferred rent on operating subleases is the difference between straight-line rent and the actual amount received. Deferred rent on operating subleases will continue to increase until the straight-line amounts equal the received amounts, after which deferred rent amounts will begin to decrease. As a result of its franchising efforts in 2004, the Company had 40 new operating subleases.

Other liabilities at December 31, 2004 increased to $58.7 million from $25.8 million at December 31, 2003, primarily due to the reclassification of $20.5 million in landlord incentives as required by EITF 97-10 and a $6.5 million increase in deferred rent on operating prime leases. Rental expense on operating prime leases is reflected in the income statement on a straight-line basis over the life of the lease excluding options in accordance with GAAP. Deferred rent on operating prime leases is the difference between straight-line rent and the actual amount paid. Deferred rent on operating prime leases will continue to increase until the straight-line amounts equal the paid amounts, after which deferred rent amounts will begin to decrease.  In addition, the lease obligations associated with surplus properties increased by $3.7 million. This was primarily related to existing lease obligations associated with several of the restaurants closed in 2004, and was recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Stockholders’ Equity

On December 13, 2004, the Company announced that the Board of Directors had approved a 1.0 million share increase in the Company’s total share repurchase authorization. This was in addition to the 2.6 million share repurchase authorization approved by the Board of Directors in January 2003. Since the inception of the program in January 2003, the Company has repurchased 2.3 million shares of its common stock, resulting in a total of $82.5 million spent on share repurchases. Also, in 2003, the Company began paying a quarterly cash dividend of $0.25 per share of common stock. See Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K for more details.

Comparison of the fiscal years ended December 31, 2003 and 2002

Overview

Our 2003 financial results were negatively impacted by the reduction in the number of restaurants franchised and by $9.1 million in reorganization charges, both of which resulted from the transition to our New Business Model. These factors were partially offset by an increase in franchise operations profit. A comparison of our financial results for 2003 to those in 2002 included:

•       Net income of $36.8 million, which decreased by 10.0% or $4.1 million from 2002;

•       Net income per diluted share of $1.70, which decreased by 11.5% or $0.22;

•       An increase in same-store sales of 4.8%;

•       Cash flows provided by operating activities in 2003 of $71.3 million, compared to $78.1 million in 2002; and

•       Additions to property and equipment in 2003 of $80.5 million, compared to $141.7 million in 2002.

Franchise Operations

Franchise revenues consist primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise expenses include advertising expense, the cost of proprietary products and other franchise related expenses. Key factors which can be used in evaluating and understanding our franchise operations segment include:

•       Franchise retail sales; and

•       Number of restaurants franchised.

Franchise operations profit, which is franchise revenues less franchise expenses, increased by $8.0 million or 11.7% in 2003 compared to 2002. This increase was due to the changes in franchise revenues and expenses discussed below.

Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

Franchise revenues grew by $17.1 million or 13.9% in 2003 compared to 2002. Franchise revenues grew primarily due to a 15.8% increase in franchise restaurant retail sales because of the following:

•       Effective franchise restaurants increased by 10.5%; and

•       Same-store sales for franchise restaurants increased by 4.7%.

“Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Effective restaurants increased by 87 or 10.5% due to new restaurant development in 2003 and the annualized effect of restaurants developed in 2002. Same-store sales for franchise restaurants increased due to a combination of an increase in guest traffic and increased menu prices.

The Company believes the increase in same-store sales was driven by new product promotions, media buying strategies and a focus on operations excellence. During 2003, the Company launched several successful campaigns for limited promotions including “Never Ending Pancakes,” “Stuffed French Toast,” “Paradise Pancakes,” “Super Stackers” and “Stuffed Crepes.” The Company believes these campaigns contributed to increases in guest traffic and check averages by creating new product news and additional reasons for our customers to visit. In addition, the Company aired national advertising for the first time in 2003 which included the “Stuffed French Toast” and “Super Stackers” promotions. Prior to 2003, the Company’s advertising was limited to local advertising. In addition, the Company initiated a Mystery Shop Program in 2003. Under this program, the Company has engaged an independent firm to conduct unannounced and anonymous visits to each IHOP restaurant several times each quarter. These “mystery shoppers” provide the Company and our franchisees direct independent feedback at the restaurant level on food quality, cleanliness, service and other aspects of the guests’ experience at IHOP restaurants. A total of approximately 15,000 mystery shops were done in 2003 on all the restaurants in the IHOP system, averaging 13 shops for the year for each restaurant. This program is incorporated into the Company’s rating system which evaluates and grades all IHOP franchisees. The Company believes improved operations of each individual restaurant through this rating system will provide a basis for continued increases in same-store sales performance over time.

Franchise expenses increased by $9.1 million or 16.6% in 2003 compared to 2002. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales. The increase in franchise expenses was primarily a result of the 15.8% increase in franchise restaurant retail sales. Franchise expenses in 2003 were also impacted by these factors:

•       Additional advertising expense of $2.0 million; and

•       Financial assistance relief of $2.2 million.

We are contractually obligated to pay 3% of retail sales towards advertising. The additional amount of $2.0 million that we contributed to advertising expense is above and beyond the 3% contractual obligation and is consistent with our strategic decisions to strengthen our IHOP brand.

In addition, we sometimes offer financial assistance relief for a limited time to certain franchisees whose restaurants are not currently profitable. This short-term subsidy is aimed at minimizing the losses of these franchisees. In 2003, we granted $2.2 million in financial assistance relief to the operators of 38 restaurants as compared to $1.2 million granted to the operators of 28 restaurants in 2002.

In the third and fourth quarters of 2003, we refranchised 36 Company-operated restaurants. In order to refranchise many of these restaurants, we lowered royalty rates and accepted reduced franchise fees. Because of these transactions in 2003, we believe in 2004 our system-wide overall average royalty rate will be 4.3% compared with 4.4% in 2003.

Rental Operations

Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The number of operating leases on franchised restaurants is the key factor which can be used in evaluating and understanding our rental operations segment.

Rental operations profit, which is rental income less rental expenses, increased by $4.9 million or 18.8% in 2003 compared to 2002. The increase was due to the changes in rental income and expenses discussed below.

Rental income increased by $17.7 million or 17.7% in 2003 compared to 2002. The primary reason for the increase was an increase in the number of effective operating subleases associated with new restaurants opened in 2002 and 2003 as well as recently franchised restaurants. The number of effective operating subleases increased by 20.0% to 504 in 2003 compared to 420 in 2002.

Rental expenses increased by $12.8 million or 17.4% in 2003 compared to 2002. An increase in rental costs associated with an increase in the number of effective operating leases was the primary cause of the increase in rental expenses. The increase in effective prime operating leases of 16.6% to 464 in 2003 from 398 in 2002 was a result of restaurants opened in 2002 and 2003 as well as recently franchised restaurants.

Company Restaurant Operations

Company restaurant sales are retail sales at Company-operated restaurants. Company restaurant expenses are operating expenses at Company-operated restaurants and include food, labor and benefits, utilities, rent and other real estate related costs. Key factors which can be used in evaluating and understanding our Company operations segment include:

•       Same-store sales;

•       Labor and benefits costs; and

•       Food costs.

Company restaurant operations loss, which is Company restaurant sales less Company restaurant expenses, was $6.9 million in 2003, or 71.9% greater than the loss of $4.0 million in 2002. The increased loss was due to the changes in Company restaurant sales and expenses discussed below.

Company restaurant sales increased by $0.4 million or 0.6% in 2003 compared to the prior year. Company restaurant sales were impacted by the following:

•       Same-store sales of Company-operated restaurants increased by 6.5%; and

•       Effective Company-operated restaurants decreased by 5.3%. This partially offset the increase in same-store sales.

Company restaurant expenses as a percentage of Company restaurant sales were 109.2% in 2003 compared to 105.4% in 2002. This 3.8% increase in 2003 was primarily attributable to the following:

•       Increases in performance incentives for restaurant general managers and assistant general managers due to increased same-store sales and special incentives for the refranchising of restaurants;

•       Increases in workers’ compensation expenses due to higher workers compensation insurance rates; and

•       Increases in labor expenses due primarily to the hiring of new Assistant General Managers.

Financing Operations

Financing revenues consist of development and financing fees, which is the portion of the franchise fees not allocated to the Company’s intellectual property, sales of equipment as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Key factors which can be used in evaluating and understanding our financing operations segment include:

•       Increases in franchise equipment notes; and

•       Development and financing fees of franchise restaurants, which is based on the number and the average price of Company-developed restaurants franchised.

Financing operations profit, which is financing revenues less financing expenses, decreased by $1.7 million or 5.5% in 2003 compared to 2002. This decrease was due to the changes in financing revenues and expenses discussed below.

Financing revenues increased by $3.7 million or 5.4% in 2003 compared to the prior year. The increase in revenues was primarily due to an increase in franchise and equipment notes interest income associated with 72 newly Company-developed and franchised restaurants. On Company-developed and franchised restaurants, franchisees typically pay 20% of initial franchise fees in cash with the remaining franchise fee and equipment lease being financed by the Company. As a result of the 72 new Company-developed and franchised restaurants, interest income increased by $3.3 million.

Financing expenses increased by $5.4 million or 14.2% in 2003 compared to 2002. This is primarily due to $5.2 million in additional interest expense in 2003 associated with the senior notes issued in the November 2002 private placement.

General and Administrative Expenses

General and administrative expenses increased by $5.0 million or 10.2% in 2003. The increase in general and administrative expenses was primarily due to:

•       Higher corporate bonus expense which was $3.5 million in 2003, compared to zero in 2002 as a result of the Company’s failure to achieve certain performance targets;

•       Increases in salaries and wages of 3% due to normal increases in salaries and wages, which was partially offset by a reduction in headcount associated with the strategic reorganization announced on July 22, 2003; and

•       Increased expenses related to our Mystery Shop Program, which provides us with direct feedback at the restaurant level on how our guests experience our restaurants.

Reorganization Charges

In January 2003, the Company adopted the New Business Model, moving from Company-developed and financed restaurant growth to franchisee-financed development. As a result, 2003 financial results were impacted by certain transition and reorganization charges. In 2003, we incurred $9.1 million in reorganization charges, which consisted of:

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

Other assets at December 31, 2003 increased to $27.7 million from $16.1 million at December 31, 2002, primarily due to an $11.0 million increase in deferred rent on operating subleases. Rental income on operating subleases is reflected in the income statement on a straight-line basis in accordance with GAAP.

Deferred rent on operating subleases is the difference between straight-line rent and the actual amount received. As a result of its franchising efforts in 2003, the Company had 91 new operating subleases.

Other liabilities at December 31, 2003 increased to $25.8 million from $15.3 million at December 31, 2002, primarily due to a $7.0 million increase in deferred rent on operating prime leases. Rental expense on operating prime leases is reflected in the income statement on a straight-line basis over the life of the lease excluding options in accordance with GAAP. Deferred rent on operating prime leases is the difference between straight-line rent and the actual amount paid. As a result of its development efforts in 2003, the Company had an increase of 37 new operating prime leases.

Stockholders’ Equity

On January 13, 2003, the Company announced that the Board of Directors had authorized the repurchase of up to 2.6 million shares of IHOP Corp. common stock. For the year ended December 31, 2003, the Company repurchased 0.6 million shares of its common stock for a total of $19.4 million. Also, in 2003, the Company began paying a quarterly cash dividend of $0.25 per share of common stock. See Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K for more details.

Liquidity and Capital Resources

Our cash from operations and principal receipts from notes and equipment contracts receivable allow us to pursue our capital investment strategies and to return cash to our stockholders. Accordingly, we have established certain well-defined priorities for our cash flow:

•       Repurchase our common stock in order to return excess capital to our stockholders and provide further capital return to our stockholders through dividends, which we began paying in fiscal 2003;

•       Invest in new assets related to the development of our Company operations market in Cincinnati, Ohio as part of our renewed focus on operational excellence by developing “best practices” operations initiatives and training programs; and

•       Invest in information technology which includes supporting Point of Sales systems in our franchise restaurants and improving franchisee relations and support at the Restaurant Support Center.

Sources and Uses of Cash

Our primary sources of liquidity are cash provided by operating activities, the redemption of investment securities and principal receipts from notes and equipment contracts receivable from our franchisees. Principal uses of cash are share repurchases, payments of dividends, capital investment, and payments on debt.

Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees. Franchise revenues are royalties and other fees which fluctuate with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP restaurants by our franchisees and by fluctuations in same-store sales.

Cash provided by operating activities decreased slightly to $67.0 million in 2004 from $71.3 million in 2003. The decrease was primarily due to a decrease in deferred income taxes of $6.0 million, which was partially offset by better working capital management. The decrease in deferred taxes was caused by the tax effect of the impairment and closure charges associated with strategic repositioning of our Company-operated restaurants.

The following table represents the principal receipts on various receivables due from our franchisees as of December 31, 2004.

	Principal Receipts Due By Period
	2005	2006	2007	2008	2009	Thereafter	Total
	(In thousands)
Equipment leases(1)	$5,992	$6,383	$6,590	$6,598	$6,777	$146,579	$178,919
Direct financing leases(2)	1,788	2,071	2,510	3,118	3,691	113,020	126,198
Franchise notes and other(3)	11,459	9,788	8,868	7,575	6,027	7,583	51,300
Total	$19,239	$18,242	$17,968	$17,291	$16,495	$267,182	$356,417

(1)          Equipment lease receivables extend through the year 2029.

(2)          Direct financing lease receivables extend through the year 2024.

(3)          Franchise note receivables extend through the year 2012.

The above decrease in principal receipts primarily reflects the associated decrease in long-term receivables attributable to the Company’s decision to no longer finance the development of franchise restaurants. The table reflects the contractual maturities of notes outstanding as of December 31, 2004.

Capital Investment

As a result of the Company strategically shifting its focus from the Old Business Model, where the Company developed and financed restaurants, to the New Business Model, where franchisees develop and finance restaurants, the Company significantly reduced capital expenditures and restaurant openings in 2004 compared with 2003 and 2002.

In 2004, total capital expenditures of $16.6 million included the cost of six Company-developed restaurants. This amount is down significantly from the $80.5 million in total capital additions in 2003 which included the cost of 56 Company-developed restaurants. Capital additions in 2004 and 2003 include capitalized interest in the amounts of $0.1 million and $1.1 million, respectively.

In 2005, the Company expects to develop two to four restaurants in our new Company operations market in Cincinnati, Ohio. The total capital expenditures associated with the development of these restaurants and our investment in information technology is expected to be approximately $11.0 million to $13.0 million.

Share Repurchases and Dividends

Based on our strategy to return cash to our stockholders, the Company repurchased approximately 2.3 million shares of common stock for $82.5 million beginning in 2003 under our stock repurchase program. In January 2003, our Board of Directors approved an increase in our stock repurchase program that permits the purchase of up to 2.6 million shares. On December 13, 2004, our Board of Directors approved a 1.0 million share increase in the Company’s total share repurchase authorization. As of December 31, 2004, we were authorized to repurchase up to 1.3 million shares under our stock repurchase program.

Also in 2003, the Company began paying a quarterly cash dividend of $0.25 per share of common stock. The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. On January 18, 2005, the Company declared a quarterly cash dividend of $0.25 per common share paid on February 22, 2005, to stockholders of record as of February 1, 2005. Future dividends will be considered after reviewing returns to stockholders, profitability expectations and financing needs. Future dividends will be declared at the discretion of the Board of Directors.

Debt Instruments and Related Covenants

As an additional source of liquidity, we have a $25.0 million revolving line of credit which expires in May 2005. Borrowings under the revolving line of credit bear interest at the bank’s reference (prime) rate or, at our option, at the bank’s quoted rate or at a Eurodollar rate. There was no balance outstanding under this agreement at December 31, 2004 nor were there any borrowings under the agreement during the year.

Financial covenants in the purchase agreements governing our 5.20% senior notes, 5.88% senior notes and 7.42% senior notes, our leasehold mortgage term loans, and our revolving credit agreement require us to maintain minimum fixed charge coverage ratios. As of December 31, 2004, the most restrictive of our covenants with respect to fixed charge coverage ratios were contained in our purchase agreements for the 5.20% senior notes, the 5.88% senior notes and the 7.42% senior notes. These agreements require the Company to maintain on the last day of each fiscal quarter a fixed charge coverage ratio of at least 1.75 to 1.00 for the four immediately preceding fiscal quarters. At the end of the fourth quarter of 2004, IHOP’s fixed charge coverage ratio for the prior four fiscal quarters was only 1.74 to 1.00. This was primarily due to the impairment and closure charges associated with the strategic repositioning efforts of Company-operated restaurants incurred in the second and third quarters of 2004. The noteholders have issued a waiver, which reduced the fixed charge coverage ratio required for the fourth quarter of 2004 to 1.65 to 1.00. Since this covenant is calculated on a rolling four quarter basis, the impairment and closure charges in the second and third quarters of 2004 will continue to affect our fixed charge coverage ratio for the first and second quarters of 2005. As a result, we have obtained a waiver from the noteholders, which reduces the fixed charge coverage ratio required for these quarters to 1.65 to 1.00. As of December 31, 2004, the aggregate amount outstanding under the 5.20% senior notes, the 5.88% senior notes and the 7.42% senior notes was $115.6 million.

Disclosure of Contractual Obligations

The following are our significant contractual obligations and payments as of December 31, 2004:

	Payments Due By Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Debt excluding capital leases	$13,785	$53,199	$45,335	$65,274	$177,593
Operating leases	59,408	118,390	118,697	841,779	1,138,274
Capital leases	23,043	46,138	46,582	273,290	389,053
Purchase commitments	467	—	—	—	467
Total minimum payments	$96,703	$217,727	$210,614	$1,180,343	$1,705,387
Less interest	(27,016)	(50,584)	(43,499)	(127,985)	(249,084)
	$69,687	$167,143	$167,115	$1,052,358	$1,456,303

Income Taxes

The Internal Revenue Service (“IRS”) has proposed adjustments in connection with its examination of the Company’s 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which the Company reports initial franchise fee income for federal income tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2000 tax year of approximately $45.2 million and additional income for its 2001 tax year of approximately $4.8 million. The Company’s federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability would be approximately $15.8 million for 2000 and $1.7 million for 2001. The Company is currently contesting the proposed adjustments through IRS administrative proceedings.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to interest rate risk for its investments in marketable securities. At December 31, 2004, the Company had $14.5 million in marketable securities maturing at various dates through 2005. The Company’s investments are comprised primarily of highly liquid investment grade corporate bonds. The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment. At December 31, 2004, the fair value of investments approximated the carrying value.

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. IHOP’s exposure to interest rate risk relates to its $25.0 million revolving line of credit and its $12.0 million mortgage term loan with its banks. Borrowings under the revolving line of credit bear interest at the bank’s reference rate (prime) or, at IHOP’s option, at the bank’s quoted rate or at a Eurodollar rate. There was no balance outstanding under the revolving line of credit at December 31, 2004 nor were there any borrowings under the agreement during 2004. Borrowings under the mortgage term loan bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The applicable margin will be a function of the funded debt to EBITDA ratio, as defined in the loan agreement. The impact on our results of operations due to a hypothetical 1% interest rate change would be immaterial.

In March 2002, we entered into a $17.2 million variable rate term loan also included in leasehold mortgage term loans. This loan, which accrues interest at one-month LIBOR, will amortize over twelve years and has a maturity date of April 1, 2014. The outstanding balance as of December 31, 2004, was $14.6 million. The interest rate was 4.59% at December 31, 2004. The lending institution required us to enter into an interest rate swap agreement for 50% of the loan, or $8.6 million, as a means of reducing our interest rate exposure. This strategy will effectively use an interest rate swap to convert $8.6 million in variable rate borrowings into fixed rate liabilities. The interest rate swap agreement is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this variable rate loan.

Many of the food products purchased by the Company and its franchisees and area licensees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. We attempt to mitigate price fluctuations by entering into forward purchase agreements on all our major products. None of these food product contracts or agreements is a derivative instrument. Extreme changes in commodity prices and/or long-term changes could affect our franchisees, area licensees and Company-operated restaurants adversely. We expect that in most cases the IHOP system would be able to pass increased commodity prices through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices. This would be mitigated by the fact that the majority of IHOP restaurants are franchised and our revenue stream from franchisees is based on the gross sales of the restaurants. We believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to either our financial condition, results of operations or cash flows.

In some instances, the Company is required to enter into commitments to purchase food and other items on behalf of the IHOP system as a whole. At December 31, 2004, our outstanding purchase commitments were $0.5 million. The Company has developed processes to facilitate the liquidation of these commitments to minimize financial exposure.

Item 8. Financial Statements and Supplementary Data.

IHOP Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$44,031	$27,996
Marketable securities	14,504	45,537
Receivables, net	44,403	47,116
Reacquired franchises and equipment held for sale, net	1,116	1,597
Inventories	148	556
Prepaid expenses	2,412	4,279
Total current assets	106,614	127,081
Long-term receivables	337,178	354,036
Property and equipment, net	326,848	314,221
Reacquired franchises and equipment held for sale, net	—	9,153
Excess of costs over net assets acquired	10,767	10,767
Other assets	40,270	27,746
Total assets	$821,677	$843,004
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$5,844	$5,731
Accounts payable	17,133	13,840
Accrued employee compensation and benefits	9,185	11,962
Other accrued expenses	11,366	8,924
Deferred income taxes	2,800	1,760
Capital lease obligations	4,025	3,156
Total current liabilities	50,353	45,373
Long-term debt, less current maturities	133,768	139,615
Deferred income taxes	65,185	72,225
Capital lease obligations	173,925	177,664
Other liabilities	58,682	25,767
Commitments and contingencies (Notes 7 and 14)
Stockholders’ equity
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 2004: 22,252,750 shares issued and 19,957,255 shares outstanding; 2003: 21,994,068 shares issued and 21,389,939 shares outstanding	223	220
Additional paid-in-capital	112,897	104,661
Retained earnings	308,173	295,448
Deferred compensation	(23)	(191)
Accumulated other comprehensive loss	(401)	(545)
Treasury stock, at cost (2004: 2,295,495 shares; 2003: 604,129 shares)	(82,015)	(19,443)
Contribution to ESOP	910	2,210
Total stockholders’ equity	339,764	382,360
Total liabilities and stockholders’ equity	$821,677	$843,004

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues
Franchise revenues	$157,584	$140,131	$123,050
Rental income	131,763	117,258	99,595
Company restaurant sales	31,564	74,880	74,433
Financing revenues	38,091	72,536	68,796
Total revenues	359,002	404,805	365,874
Costs and Expenses
Franchise expenses	75,599	64,265	55,139
Rental expenses	95,392	86,620	73,812
Company restaurant expenses	34,701	81,737	78,422
Financing expenses	22,434	43,619	38,185
General and administrative expenses	59,890	54,575	49,526
Other expense, net	2,707	3,867	4,983
Impairment and closure charges	14,112	2,187	450
Reorganization charges	—	9,085	—
Total costs and expenses	304,835	345,955	300,517
Income before income taxes	54,167	58,850	65,357
Provision for income taxes	20,746	22,068	24,509
Net income	$33,421	$36,782	$40,848
Net income per share
Basic	$1.62	$1.72	$1.95
Diluted	$1.61	$1.70	$1.92
Weighted average shares outstanding
Basic	20,606	21,424	20,946
Diluted	20,791	21,614	21,269
Dividends declared per share	$1.00	$0.75	$—
Dividends paid per share	$1.00	$0.75	$—

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional			Accumulated Other	Treasury
	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Deferred Compensation	Comprehensive Loss	Stock, at cost	Contribution To ESOP	Total
Balance December 31, 2001	20,918,283	$209	$79,837	$233,920	$—	$—	$(3,386)	$1,850	$312,430
Net income	—	—	—	40,848	—	—	—	—	40,848
Unrealized (loss) on interest rate swap, net of tax	—	—	—	—	—	(680)	—	—	(680)
Comprehensive income									40,168
Reissuance of treasury shares to ESOP	—	—	711	—	—	—	1,139	(1,850)	—
Issuance of shares pursuant to stock plans	509,004	5	7,556	—	—	—	—	—	7,561
Tax benefit from stock options exercised	—	—	2,000	—	—	—	—	—	2,000
Deferred compensation resulting from grant of options	—	—	666	—	(666)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	232	—	—	—	232
Contribution to ESOP	—	—	—	—	—	—	—	1,998	1,998
Balance, December 31, 2002	21,427,287	214	90,770	274,768	(434)	(680)	(2,247)	1,998	364,389
Net income	—	—	—	36,782	—	—	—	—	36,782
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	135	—	—	135
Comprehensive income									36,917
Repurchase of treasury shares	—	—	—	—	—	—	(18,634)	—	(18,634)
Reissuance of treasury shares to ESOP	—	—	560	—	—	—	1,438	(1,998)	—
Issuance of shares pursuant to stock plans	588,081	6	10,256	—	—	—	—	—	10,262
Retirement of common stock	(21,300)	—	—	—	—	—	—	—	—
Tax benefit from stock options exercised	—	—	3,130	—	—	—	—	—	3,130
Deferred compensation resulting from grant/cancellation of options	—	—	(55)	—	48	—	—	—	(7)
Dividends—common stock	—	—	—	(16,102)	—	—	—	—	(16,102)
Amortization of deferred compensation	—	—	—	—	195	—	—	—	195
Contribution to ESOP	—	—	—	—	—	—		2,210	2,210
Balance, December 31, 2003	21,994,068	220	104,661	295,448	(191)	(545)	(19,443)	2,210	382,360
Net income	—	—	—	33,421	—	—	—	—	33,421
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	144	—	—	144
Comprehensive income									33,565
Repurchase of treasury shares	—	—	—	—	—	—	(63,890)	—	(63,890)
Reissuance of treasury shares to ESOP	—	—	907	—	—	—	1,318	(2,225)	—
Issuance of shares pursuant to stock plans	258,682	3	5,607	—	—	—	—	—	5,610
Tax benefit from stock options exercised	—	—	1,722	—	—	—	—	—	1,722
Dividends—common stock	—	—	—	(20,696)	—	—	—	—	(20,696)
Amortization of deferred compensation	—	—	—	—	168	—	—	—	168
Contribution to ESOP	—	—	—	—	—	—	—	925	925
Balance, December 31, 2004	22,252,750	$223	$112,897	$308,173	$(23)	$(401)	$(82,015)	$910	$339,764

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income	$33,421	$36,782	$40,848
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	18,736	18,625	15,967
Impairment and closure charges	14,112	2,187	450
Reorganization charges	—	5,632	—
Deferred income taxes	(6,000)	3,009	10,763
Contribution to ESOP	925	2,210	1,998
Tax benefit from stock options exercised	1,722	3,130	2,000
Changes in operating assets and liabilities
Receivables	1,590	3,231	(2,465)
Inventories	408	333	(52)
Prepaid expenses	1,867	5,835	(3,775)
Accounts payable	3,293	(10,239)	7,413
Accrued employee compensation and benefits	(2,777)	4,337	4
Other accrued expenses	2,442	(3,012)	4,698
Other	(2,758)	(750)	263
Cash flows provided by operating activities	66,981	71,310	78,112
Cash flows from investing activities
Additions to property and equipment	(16,631)	(80,545)	(141,740)
Additions to long term receivables	(485)	(13,700)	(16,533)
Purchase and redemption of marketable securities, net	31,033	(45,537)	—
Proceeds from sale of land and building	3,207	—	—
Principal receipts from notes and equipment contracts receivable	21,428	16,342	17,344
Additions to reacquired franchises held for sale	(1,288)	(1,987)	(641)
Cash flows provided by (used in) investing activities	37,264	(125,427)	(141,570)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	117,203
Proceeds from sale and leaseback arrangements	—	16,724	58,542
Repayment of long-term debt	(5,733)	(6,371)	(25,406)
Principal payments on capital lease obligations	(3,501)	(2,505)	(1,955)
Dividends paid	(20,696)	(16,102)	—
Purchase of treasury stock	(63,890)	(18,634)	—
Proceeds from stock options exercised	5,610	10,262	7,561
Cash flows (used in) provided by financing activities	(88,210)	(16,626)	155,945
Net change in cash and cash equivalents	16,035	(70,743)	92,487
Cash and cash equivalents at beginning of year	27,996	98,739	6,252
Cash and cash equivalents at end of year	$44,031	$27,996	$98,739
Supplemental disclosures
Interest paid (net of amounts capitalized of $100, $1,127 and $1,752, respectively)	$28,108	$27,283	$20,196
Income taxes paid	17,354	15,946	14,286
Capital lease obligations incurred	632	10,277	5,534

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Operations

IHOP Corp. and its subsidiaries (the “Company”) engage exclusively in the food-service industry, primarily in the United States, where we franchise and operate restaurants. In January 2003, we announced significant changes in the way we conduct our business. These changes included a transition from Company financed restaurant development (the “Old Business Model”) to a more traditional franchise development model, in which franchisees finance and develop new restaurants (the “New Business Model”).

Basis of Presentation

The consolidated financial statements include the accounts of IHOP Corp. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Periods

The Company’s fiscal year ends on the Sunday nearest to December 31 of each year. For convenience, we report all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

At times, the Company purchases highly liquid, investment-grade securities with an original maturity of three months or less. These cash equivalents are stated at cost which approximates market value. We do not believe that we are exposed to any significant credit risk on cash and cash equivalents. At times, cash and cash equivalent balances may be in excess of FDIC insurance limits.

Marketable Securities

Investment securities consist primarily of short-term investment grade corporate bonds with maturities of 12 months or less that are classified as “held-to-maturity” and carried at amortized cost which approximates fair value.

Inventories

Inventories consisting of merchandise and supplies are stated at the lower of cost (on a first-in, first-out basis) or market.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives as follows:

Category	Depreciable Life
Buildings and improvements	25 - 40 years
Leaseholds and improvements	Shorter of lease term or 3 - 25 years
Equipment and fixtures	3 - 10 years
Properties under capital leases	Primary lease term

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

Recoverability of a restaurant’s assets is measured by comparing the assets’ carrying value to the undiscounted future cash flows expected to be generated over the assets’ remaining useful life. If the total expected undiscounted future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from impairment is recognized by a charge to earnings. The fair value is determined by discounting the future cash flows based on our cost of capital.

The Company may elect to close certain Company-operated restaurants. Typically such decisions are based on operating performance or strategic considerations. In these instances, we reserve, or write-off, the full carrying value of these restaurants as impaired.

Periodically, the Company will reacquire a previously franchised restaurant. At the time of reacquisition, the franchise will be recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. The net realizable value of a reacquired franchise is based on the Company’s average five-year historical franchise resale value. The historical resale value used in 2004 was $220,000. An impairment loss will be recognized equal to the amount by which the reacquisition value exceeds the historical resale value.

Judgments and estimates made by the Company related to long-lived assets are affected by factors such as economic conditions, changes in franchise historical resale values, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying value of its long-lived assets, these factors could cause the Company to realize impairment charges.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Excess of Costs Over Net Assets Acquired

In June 2001, Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” were issued and are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As a result, the Company’s amortization of goodwill in the amount of $107,000 ($67,000 net of income taxes) per quarter ceased effective January 1, 2002. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives of its other intangible assets as well as perform a transitional impairment test of indefinite-lived intangible assets. Since the Company does not have any intangible assets other than goodwill, the adoption of the provisions of the statement affecting other intangible assets had no impact on the Company’s financial position, results of operations or cash flows.

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

In 2002, the Company completed its transitional goodwill impairment evaluation, and determined that none of the recorded goodwill was impaired. In accordance with SFAS No. 142, goodwill is tested for impairment at least annually and more frequently if circumstances indicate that it may be impaired.

Self-Insurance Liability

We are self-insured for a significant portion of our employee workers’ compensation obligations. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liability associated with these programs is based on our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Revenue Recognition

Our revenues and expenses are recorded in four categories: franchise operations, rental operations, Company restaurant operations and financing operations.

The Franchise Operations segment consists primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Rental revenue includes revenue from operating leases and interest income from direct financing leases. Company restaurant sales are retail sales at Company-operated restaurants. The Financing Operations segment consists of the portion of franchise fees not allocated to the Company’s intellectual

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

property, of sales of equipment as well as interest income from the financing of franchise fee and equipment leases.

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

Leases

The Company leases the majority of its restaurants with the exception of those where a franchisee enters into a lease directly with a landlord, those associated with area license agreements or those where the Company owns the land. The leased restaurants are either sublet to franchisees or operated by the Company. The Company’s leases generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options in favor of the Company. The rental payments or receipts on those property leases that meet the capital lease criteria will result in the recognition of interest expense or interest income and a reduction of capital lease obligation or financing lease receivable. Capital lease obligations are amortized based on the Company’s incremental borrowing rate and direct financing leases are amortized using the implicit interest rate. Assets under capital leases are included in Property and Equipment and are depreciated over the shorter of their useful lives or the life of the lease. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income. Rental expense and rental income for these operating leases are recognized on a straight-line basis over the original terms of the leases. The difference between straight-line rent expense or income represents deferred rent and is included in the balance sheets as other assets or other liabilities, respectively.

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) was not in accordance with GAAP, including the accounting requirements under Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction” and related pronouncements. To correct the error in its method of accounting for leasehold improvements, the Company increased its property and equipment by approximately $20.5 million, and increased its other long-term liabilities by $20.5 million in its consolidated balance sheet at December 31, 2004. The increase in other liabilities was due to an increase in deemed financing obligations to our landlords. Since we determined the differences in prior years financial statements and the first three quarterly periods of 2004 were not material, we will not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Preopening Expenses

Expenditures related to the opening of new restaurants, other than those for capital assets, are charged to expense when incurred.

Advertising

Advertising expenses included in Company Restaurant Operations and Franchise Operations for the years ended December 31, 2004, 2003 and 2002 were $3.8 million, $5.1 million and $3.8 million, respectively. In addition, significant advertising expenses are also incurred by franchisees through local advertising cooperatives and a national advertising fund.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income or loss components which, under GAAP, bypass the income statement and are reported in the balance sheets as a separate component of stockholders’ equity. As of December 31, 2004, our swap liability was $0.6 million. In 2004 and 2003, the Company had other comprehensive income of $144,000 and $135,000, respectively, due to an unrealized gain, net of tax, on an interest rate swap that the Company entered into during 2002. In 2002, the Company had an other comprehensive loss of $680,000 due to this swap agreement.

Stock Based Compensation

In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeds the exercise price the employee must pay for the stock. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards during each of the three years in the period ended December 31, 2004, consistent with the provisions of SFAS No. 123, our net income and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$33,421	$36,782	$40,848
Add stock-based compensation expense included in reported net income, net of tax	104	118	144
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(1,765)	(1,610)	(1,532)
Net income, pro forma	$31,760	$35,290	$39,460
Net income per share-basic, as reported	$1.62	$1.72	$1.95
Net income per share-basic, pro forma	$1.54	$1.65	$1.88
Net income per share-diluted, as reported	$1.61	$1.70	$1.92
Net income per share-diluted, pro forma	$1.53	$1.63	$1.86

Derivative and Financial Instruments

In 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. During 2001, the Company purchased natural gas contracts equal to 25% of estimated requirements through December 2002 to limit exposure to market increases in natural gas prices for Company-operated restaurants only. These derivative instruments do not qualify under SFAS No. 133 as either a fair value or cash flow hedge. They are valued at fair value with the resultant gain or loss recognized in current earnings. In 2004, we did not purchase any natural gas contracts. The adoption of SFAS No. 133 had no material impact on the Company’s results of operations, financial position or cash flows.

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of all cash and cash equivalents, notes receivable and equipment contracts receivable as of December 31, 2004 and 2003, approximated their carrying amounts in the balance sheets as of those dates. The estimated fair values of notes receivable and equipment leases receivable are based on current interest rates offered for similar loans in our present lending activities.

The estimated fair values of long-term debt are based on current rates available to the Company for similar debt of the same remaining maturities. The carrying values of long-term debt at December 31, 2004 and 2003 were $133,768,000 and $139,615,000, respectively, and the fair values at those dates were $134,726,000 and $148,096,000, respectively.

Reclassification

Certain reclassifications have been made to prior year information to conform to the current year presentation.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R; “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 establishes a new and far-reaching consolidation accounting model. Although FIN 46 was focused on special purpose entities, the applicability of FIN 46 goes beyond such entities and can have applicability to franchise arrangements, regardless of whether the Company has voting or ownership control of the franchises. In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN 46R, which delayed the effective date of FIN 46 for certain entities until March 31, 2004, and provided clarification regarding franchise considerations and other implementation issues.

We have performed assessments on all of our franchise arrangements to determine whether such entities meet the definition of a Variable Interest Entity (VIE) pursuant to the provisions FIN 46R. Based on our evaluation of each arrangement, we have concluded that none of our franchise arrangements is a VIE, as set forth in FIN 46R. Accordingly, none of our franchise arrangements requires consolidation in our financial statements.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. We expect to adopt Statement 123(R) beginning in the third quarter of 2005. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the effect of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.7 million, $3.1 million, and $2.0 million in 2004, 2003 and 2002, respectively. While the Company cannot determine what the exact amounts will be in the future because they depend on, among other things, when employees exercise stock options, the Company estimates the potential impact in 2005 would be $1.0 million to $1.5 million net of tax, assuming the date of implementation is the third quarter of 2005.

2.   Marketable Securities

Marketable securities are classified as “held-to-maturity” and carried at amortized cost which approximates fair value. The following table shows our investments’ gross unrealized losses and fair value,

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2.   Marketable Securities (Continued)

aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003.

	2004		2003
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of Securities
Corporate Bonds	$14,050	$(55)	$45,324	$(109)
Other	399	—	104	—
	$14,449	$(55)	$45,428	$(109)

3.   Receivables

	2004	2003
	(In thousands)
Accounts receivable	$26,190	$28,075
Notes receivable	51,300	63,039
Equipment leases receivable	178,919	180,105
Direct financing leases receivable	126,198	131,254
	382,607	402,473
Less allowance for doubtful accounts	(1,026)	(1,321)
	381,581	401,152
Less current portion	(44,403)	(47,116)
Long-term receivables	$337,178	$354,036

Accounts receivable primarily includes receivables due from franchisees and distributors. Notes receivable include franchise fee notes in the amount of $49,086,000 and $59,344,000 at December 31, 2004 and 2003, respectively. Franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 10.09% per annum, and are collateralized by the franchise. The term of an equipment contract coincides with the term of the corresponding restaurant building lease. Equipment contracts are due in equal weekly installments, primarily bear interest averaging 10.53% per annum, and are collateralized by the equipment. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3.   Receivables (Continued)

The following table summarizes the activity in the allowance for doubtful accounts:

Accounts and Notes Receivable
(In thousands)
Balance at December 31, 2001	$1,532
Provision	675
Charge-offs	(536)
Recoveries	—
Balance at December 31, 2002	$1,671
Provision	149
Charge-offs	(499)
Recoveries	—
Balance at December 31, 2003	$1,321
Provision	860
Charge-offs	(1,155)
Recoveries	—
Balance at December 31, 2004	$1,026

4.   Property and Equipment

	2004	2003
	(In thousands)
Land	$31,834	$33,060
Buildings and improvements	58,526	60,824
Leaseholds and improvements	247,999	223,596
Equipment and fixtures	17,771	15,497
Construction in progress	3,353	4,804
Properties under capital lease obligations	55,923	54,907
	415,406	392,688
Less accumulated depreciation and amortization	(88,558)	(78,467)
Property and equipment, net	$326,848	$314,221

Buildings and improvements are structures, and improvements to structures, on land owned by the Company. Leaseholds and improvements are structures, and improvements to structures, on land leased by the Company. Equipment and fixtures are primarily computer equipment and office furniture. Properties under capital lease represent the values of property leased under a capital lease. The value of leased property is recorded at the lower of the fair value of the leased property, or the present value of the minimum lease payments, at the inception of the lease.

Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease obligations in the amount of $11,731,000 and $9,930,000 at December 31, 2004 and 2003, respectively.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

5.   Reacquired Franchises and Equipment Held for Sale

Reacquired franchises and equipment held for sale are accounted for on the specific identification basis. At the date of reacquisition, the franchise and equipment are recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease and the estimated net realizable value is evaluated in conjunction with our impairment evaluation of long-lived assets. The estimated net realizable value used in 2004 was $220,000 for each franchise held for resale.

	2004	2003
	(In thousands)
Franchises	$547	$6,341
Equipment	1,880	10,284
	2,427	16,625
Less amortization	(1,311)	(5,875)
	1,116	10,750
Less current portion	(1,116)	(1,597)
Long-term reacquired franchises and equipment held for sale, net	$—	$9,153

6.   Debt

Debt consists of the following components:

	2004	2003
	(In thousands)
Senior Notes due November 2008, payable in equal annual installments commencing November 2000, at a fixed interest rate of 7.42%	$15,556	$19,445
Senior Notes Series A due October 2012, at a fixed interest rate of 5.88%	5,000	5,000
Senior Notes Series B due October 2012, at a fixed interest rate of 5.20%	95,000	95,000
Leasehold mortgage term loans	24,045	25,840
Other	11	61
Total debt	139,612	145,346
Less current maturities	(5,844)	(5,731)
Long-term debt	$133,768	$139,615

The Senior Notes due in 2008 are non-collateralized.

In 2002, the Company completed a private placement of $100 million of non-collateralized senior notes in two tranches ($5 million and $95 million) due October 2012. The notes have an average fixed interest rate of 5.234% with annual principal payments of $13.6 million commencing October 2006.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6.   Debt (Continued)

Proceeds from the sale of the senior notes were intended to be used to fund capital expenditures for new restaurants and for general corporate purposes.

Included in leasehold mortgage term loans is a loan amount totaling $9.5 million and $10.2 million as of December 31, 2004 and 2003, respectively, due May 2013. The loan is collateralized by certain IHOP restaurants. Borrowings under this loan agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The applicable margin will be a function of the funded debt to EBITDA as defined under the loan agreement. This rate was 4.78% and 3.63% at December 31, 2004 and 2003, respectively.

On March 13, 2002, the Company entered into a $17.2 million variable rate term loan also included in leasehold mortgage term loans. This loan, which accrues interest at one-month LIBOR, will amortize over twelve years and has a maturity date of April 1, 2014. The outstanding balance as of December 31, 2004 was $14.6 million. The interest rate was 4.59% at December 31, 2004. The lending institution required the Company to enter into an interest rate swap agreement for 50% of the loan, or $8.6 million, as a means of reducing the Company’s interest rate exposure. This strategy will effectively use an interest rate swap to convert $8.6 million in variable rate borrowings into fixed rate liabilities. The interest rate swap agreement is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this variable rate loan. As a result, the interest rate swap agreement is stated at fair value and the related net loss of $0.4 million on this agreement as of December 31, 2004 is reflected in stockholders’ equity as a component of comprehensive income (loss).

The Company has a non-collateralized revolving credit agreement with a bank in the amount of $25 million with a maturity date of May 31, 2005. Borrowings under the agreement bear interest at the bank’s reference rate (prime) or, at our option, at the bank’s quoted rate or at a Eurodollar rate. A commitment fee of 0.375% per annum is payable on unborrowed funds available under the agreement. The prime rate was 5.25% at December 31, 2004 and 4.00% at December 31, 2003. There was no outstanding balance under the agreement at December 31, 2004 nor were there any borrowings under the agreement during 2004. There was no outstanding balance under the agreement at December 31, 2003 nor were there any borrowings under the agreement during 2003.

Financial covenants in the purchase agreements governing our 5.20% senior notes, our 5.88% senior notes, and our 7.42% senior notes, our leasehold mortgage term loans, and our revolving credit agreement require us to maintain minimum fixed charge coverage ratios. As of December 31, 2004, the most restrictive of our covenants with respect to fixed charge coverage ratios were contained in our purchase agreements for the 5.20% senior notes, the 5.88% senior notes and the 7.42% senior notes. These agreements require the Company to maintain on the last day of each fiscal quarter a fixed charge coverage ratio of at least 1.75 to 1.00 for the four immediately preceding fiscal quarters. At the end of the fourth quarter of 2004, our fixed charge coverage ratio for the prior four fiscal quarters was only 1.74 to 1.00. This was primarily due to the impairment and closure charges associated with the strategic repositioning efforts of Company-operated restaurants incurred in the second and third quarters of 2004. The noteholders have issued a waiver, which reduced the fixed charge coverage ratio required for the fourth quarter of 2004 to 1.65 to 1.00. Since this covenant is calculated on a rolling four quarter basis, the impairment and closure charges in the second and third quarters of 2004 will continue to affect our fixed charge coverage ratio for the first and second quarters of 2005. As a result, we have obtained a waiver from the noteholders, which reduces the fixed charge coverage ratio required for these quarters to 1.65 to 1.00. As of December 31,

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6.   Debt (Continued)

2004, the aggregate amount outstanding under the 5.20% senior notes, 5.88% senior notes and 7.42% senior notes was $115.6 million.

Our long term debt maturities for the years succeeding December 31, 2004 are as follows:

(In thousands)
2005	$5,844
2006	19,562
2007	19,738
2008	19,928
2009	16,243
Thereafter	58,297
$139,612

7.   Leases

The Company leases the majority of its restaurants with the exception of those where a franchisee enters into a lease directly with a landlord and those associated with area license agreements. The restaurants are subleased to franchisees or operated by the Company. These noncancelable leases and subleases consist primarily of land, buildings and improvements.

The following is the Company’s net investment in direct financing lease receivables:

	2004	2003
	(In thousands)
Total minimum rents receivable	$319,195	$349,224
Less unearned income	(192,997)	(217,970)
Net investment in direct financing lease receivables	126,198	131,254
Less current portion	(1,788)	(1,425)
Long-term direct financing lease receivables	$124,410	$129,829

Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2004, 2003 and 2002 was $40,481,000, $29,348,000 and $23,393,000, respectively.

The following is the Company’s net investment in equipment leases receivable:

	2004	2003
	(In thousands)
Total minimum leases receivable	$405,289	$430,156
Less unearned income	(226,370)	(250,051)
Net investment in equipment leases receivables	178,919	180,105
Less current portion	(5,992)	(5,368)
Long-term equipment leases receivable	$172,927	$174,737

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7.   Leases (Continued)

The following are minimum future lease payments on the Company’s noncancelable leases as lessee at December 31, 2004:

	Capital Leases	Operating Leases
	(In thousands)
2005	$23,043	$59,408
2006	23,081	58,938
2007	23,057	59,452
2008	23,204	59,552
2009	23,378	59,145
Thereafter	273,290	841,779
Total minimum lease payments	389,053	$1,138,274
Less interest	(211,103)
Capital lease obligations	177,950
Less current portion	(4,025)
Long-term capital lease obligations	$173,925

The asset cost and carrying amount on Company-owned property leased at December 31, 2004, was $87.4 million and $78.3 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.

The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2004:

	Direct Financing Leases	Operating Leases
	(In thousands)
2005	$18,262	$86,684
2006	18,327	87,554
2007	18,523	88,917
2008	18,826	89,963
2009	18,867	90,382
Thereafter	226,390	1,518,689
Total minimum rents receivable	$319,195	$1,962,189

The Company has noncancelable leases, expiring at various dates through 2032, that require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company’s obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2004, 2003

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7.   Leases (Continued)

and 2002 was $3,224,000, $2,779,000 and $2,713,000, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2004, 2003 and 2002 was $61,376,000, $59,460,000 and $50,988,000, respectively.

8.   Impairment and Closure Charges

During the second quarter of 2004, the Company recorded an $8.9 million charge for long-lived asset impairments on 14 restaurants. The Company closed 9 of these restaurants in the third and fourth quarters of 2004. The decision to close the restaurants was a result of a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria. The assets for these restaurants were written down to their estimated fair value in the second quarter. During the third and fourth quarters of 2004, the Company recorded an additional charge of $4.1 million, primarily related to existing lease obligations associated with several of the restaurants closed. These charges were recorded during the third and fourth quarters in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires lease obligations to be recorded when a restaurant ceases operation.

9.   Reorganization Charges

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

10.   Stockholders’ Equity

In 2004 the Board of Directors declared and paid quarterly cash dividends of $0.25 per common share for each of the quarters. The Board of Directors indicated its intention to declare recurring quarterly dividends in the future, however,  any future dividend declarations will be made at the discretion of the Board of Directors and will be based on the Company’s earnings, financial condition, cash requirements, future prospects and other factors.

The Stock Incentive Plan (the “1991 Plan”) was adopted in 1991 and amended and restated in 1998 to authorize the issuance of up to 3,760,000 shares of common stock pursuant to options, restricted stock, and other long-term stock-based incentives to officers and key employees of the Company. The 2001 Stock Incentive Plan (the “2001 Plan”) was adopted in 2001 to authorize the issuance of up to 1,200,000 shares of common stock. No option can be granted at an option price of less than the fair market value at the date of grant as defined by the Plan. Exercisability of options is determined at, or after, the date of grant by the administrator of both Plans. All options granted under both Plans through December 31, 2004, become exercisable one-third after one year, two-thirds after two years and 100% after three years or immediately upon a change in control of the Company, as defined by both Plans.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10.   Stockholders’ Equity (Continued)

The Stock Option Plan for Non-Employee Directors (the “Directors Plan”) was adopted in 1994 and amended and restated in 1999 to authorize the issuance of up to 400,000 shares of common stock pursuant to options to non-employee members of the Company’s Board of Directors. Options are to be granted at an option price equal to 100% of the fair market value of the stock on the date of grant. Options granted pursuant to the Directors Plan vest and become exercisable one-third after one year, two-thirds after two years and 100% after three years. Options for the purchase of shares are granted to each non-employee Director under the Directors Plan as follows: (1) an option to purchase 15,000 shares on February 23, 1995, or on the Director’s election to the Board of Directors if he or she was not a Director on such date, and (2) an option to purchase 5,000 shares annually in conjunction with the Company’s Annual Meeting of Stockholders for that year.

Information regarding activity for stock options outstanding under the Company’s stock option plans is as follows:

		Weighted Average
Shares Under Option	Shares	Exercise Price
Outstanding at December 31, 2001	1,588,370	$17.58
Granted	354,000	28.66
Exercised	(509,004)	14.93
Terminated	(48,165)	25.31
Outstanding at December 31, 2002	1,385,201	21.12
Granted	301,750	25.35
Exercised	(588,081)	17.72
Terminated	(90,827)	24.20
Outstanding at December 31, 2003	1,008,043	24.09
Granted	265,450	36.17
Exercised	(258,682)	21.69
Terminated	(56,168)	26.12
Outstanding at December 31, 2004	958,643	$27.97
Exercisable at December 31, 2004	474,385	$24.28

Information regarding options outstanding and exercisable at December 31, 2004 is as follows:

Range of Exercise Prices	Number Outstanding as of 12/31/2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/2004	Weighted Average Exercise Price
$13.50 - $24.00	336,663	6.09	$20.96	214,171	$19.30
$24.10 - $28.80	298,364	7.27	$27.34	223,209	$27.24
$32.10 - $36.10	298,166	8.94	$35.65	30,338	$34.63
$36.85 - $38.34	25,450	9.14	$38.02	6,667	$38.34
$13.50 - $38.34	958,643	7.43	$27.97	474,385	$24.28

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10.   Stockholders’ Equity (Continued)

The fair value of each option grant issued during each of the three years in the period ended December 31, 2004, reflecting the basis for the proforma disclosure in Note 1, is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk free interest rate	3.06%	2.98%	3.50%
Expected volatility	36.8%	37.0%	37.0%
Dividend yield	2.80%	0.71%	—
Weighted average expected life	5 Years	5 Years	5 Years
Weighted average fair value of options granted	$36.17	$25.35	$30.25

In January 2003, our Board of Directors approved an increase in our stock repurchase program that permits the purchase of up to 2.6 million shares. In December 2004, our Board of Directors approved another increase of 1.0 million shares in our stock repurchase program. During 2004, we repurchased approximately 1.8 million shares of common stock under our stock repurchase program at an aggregate cost of $63.9 million. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

11.   Income Taxes

The provision for income taxes is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Provision for income taxes:
Current
Federal	$23,073	$15,418	$11,714
State and foreign	3,673	3,641	2,032
	26,746	19,059	13,746
Deferred
Federal	(5,258)	3,876	9,798
State	(742)	(867)	965
	(6,000)	3,009	10,763
Provision for income taxes	$20,746	$22,068	$24,509

The provision for income taxes differs from the expected federal income tax rates as follows:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and other taxes, net of federal tax benefit	3.3	2.5	2.5
Effective tax rate	38.3%	37.5%	37.5%

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11.   Income Taxes (Continued)

Deferred tax assets consist of the following components:

	2004	2003
	(In thousands)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$9,645	$10,826
Differences in capitalization and depreciation and application of cash receipts and disbursements of direct financing leases and capital lease obligations	20,280	19,613
Other	13,044	6,919
	$42,969	$37,358

Deferred tax liabilities consist of the following components:

	2004	2003
	(In thousands)
Differences between financial and tax accounting in the recognition of franchise and equipment sales	$90,833	$94,750
Differences between book and tax basis of property and equipment	17,416	13,152
Deferred dividends	2,705	3,441
	$110,954	$111,343

The Internal Revenue Service (“IRS”) has proposed adjustments in connection with its examination of the Company’s 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which the Company reports initial franchise fee income for federal income tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2000 tax year of approximately $45.2 million and additional income for its 2001 tax year of approximately $4.8 million. The Company’s federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability, would be approximately $15.8 million for 2000 and $1.7 million for 2001. The Company is currently contesting the proposed adjustments through IRS administrative proceedings.

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

12.   Employee Benefit Plans

In 1987, the Company adopted a noncontributory Employee Stock Ownership Plan (“ESOP”). The ESOP is a stock bonus plan under Section 401(a) of the Internal Revenue Code. The plan covers Company employees who meet the minimum credited service requirements of the plan. Employees whose terms of

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12.   Employee Benefit Plans (Continued)

service are covered by a collective bargaining agreement are not eligible for the ESOP unless the terms of such agreement specifically provide for participation in the ESOP.

The cost of the ESOP is borne by the Company through contributions determined by the Board of Directors in accordance with the ESOP provisions and Internal Revenue Service regulations. The contributions to the plan for the years ended December 31, 2004, 2003 and 2002 were $910,000, $2,210,000 and $1,998,000, respectively. The contribution for the year ended December 31, 2004 will be made in shares of IHOP Corp. common stock.

Shares of stock acquired by the ESOP are allocated to each eligible employee and held by the ESOP. Upon the employee’s termination after vesting, or in certain other limited circumstances, the employee’s shares are distributed to the employee according to his or her direction.

In 2001, the Company adopted a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. The plan covers Company employees who meet the minimum credited service requirements of the 401(k) plan. Employees whose terms of service are covered by a collective bargaining agreement are not eligible. Employees may contribute the maximum allowable for the current year of their pre-tax covered compensation as determined by the limitations of the tax code. IHOP Corp. common stock is not an investment option for employees in the 401(k) plan. The administrative cost of the 401(k) plan is borne by the Company. Beginning in 2004, the Company matches 100% of the employees’ contribution up to 3% of compensation. This contribution was $0.5 million in 2004.

13.   Related Party Transactions

On December 26, 2001, the Company loaned $1.2 million to its President and Chief Executive Officer. A portion of the loan ($600,000) was a personal loan. Pursuant to the employment agreement signed by the President and Chief Executive Officer in December 2001, this personal loan is interest free and forgiven in annual increments of $100,000. As of December 31, 2004 and 2003 the outstanding balance of this personal loan was $300,000 and $400,000, respectively. The other portion of the loan ($600,000) was an interest free bridge loan used to fund a portion of the down payment on a new home. In early 2002, $490,000 of this loan was repaid and $110,000, which represents the decline in the value of a former residence, was forgiven by the Company, upon the recommendation of the compensation committee of the Board of Directors. As of December 31, 2004 and 2003, the remaining balance of this loan was zero.

14.   Commitments and Contingencies

The Company is subject to various claims and legal actions that have arisen in the ordinary course of business. We believe such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations, or cash flows.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

15.   Segment Reporting

On January 13, 2003 we announced significant changes in the way the Company conducts business. These include a transition from Company-financed restaurant development to a more traditional franchise development model, in which franchisees finance and develop their new restaurants. As a result of the change in our business model, the Company has also changed the presentation of its segment information. We identify our operating segments based on the organizational units used by management to monitor performance and make operating decisions.

Our revenues and expenses are recorded in four categories: franchise operations, rental operations, Company restaurant operations and financing operations.

Franchise operations revenue consists primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise operations expenses consist of advertising expense, the cost of proprietary products and other franchise related costs.

Rental operations revenue consists of revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants.

Company restaurant sales are retail sales at Company-operated restaurants. Company restaurant expenses are operating expenses at Company-operated restaurants and include food, labor and benefits, utilities, rent and other real estate related costs.

Financing operations revenue consists of the portion of franchise fees not allocated to the Company’s intellectual property, sales of equipment as well as interest income from the financing of franchise fees and equipment leases. Financing operations expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

15.   Segment Reporting (Continued)

Prior period segment information has been restated to conform with the current year presentation. Information on segments and a reconciliation to income before income taxes are as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Finance Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Year Ended December 31, 2004
Revenues from external customers	$157,584	$131,763	$31,564	$38,091	$—	$359,002
Intercompany real estate charges	—	20,198	471	—	(20,669)	—
Depreciation and amortization	—	5,629	1,203	—	11,904	18,736
Interest expense	—	18,914	781	8,175	—	27,870
Impairment and closure charges	—	—	14,112	—	—	14,112
Income tax expense	—	—	—	—	20,746	20,746
Income (loss) before income taxes	81,985	20,778	(3,568)	15,657	(60,685)	54,167
Total assets	27,576	395,333	4,870	231,335	162,563	821,677
Year Ended December 31, 2003
Revenues from external customers	$140,131	$117,258	$74,880	$72,536	$—	$404,805
Intercompany real estate charges	—	16,096	1,563	—	(17,659)	—
Depreciation and amortization	—	4,871	3,937	—	9,817	18,625
Interest expense	—	17,911	1,619	7,364	—	26,894
Impairment and closure charges	—	—	2,187	—	—	2,187
Reorganization charges	—	—	—	—	9,085	9,085
Income tax expense	—	—	—	—	22,068	22,068
Incomes (loss) before income taxes	75,866	18,172	(7,763)	28,917	(56,342)	58,850
Total assets	31,033	360,708	18,040	253,894	179, 329	843,004
Year Ended December 31, 2002
Revenues from external customers	$123,050	$99,595	$74,433	$68,796	$—	$365,874
Intercompany real estate charges	—	6,045	1,546	—	(7,591)	—
Depreciation and amortization	—	6,659	4,490	—	4,818	15,967
Interest expense	—	16,591	2,093	2,891	—	21,575
Impairment and closure charges	—	—	450	—	—	450
Income tax expense	—	—	—	—	24,509	24,509
Income (loss) before income taxes	67,911	19,738	(5,036)	30,611	(47,867)	65,357
Total assets	32,125	322,734	42,305	233,204	189, 432	819,800

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

The following table reconciles internal segment profit (loss) to external segment profit (loss):

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations
	($ In Thousands)
Year Ended December 31, 2004
Internal segment profit (loss)	$81,985	$20,778	$(3,568)	$15,657
Elimination of intercompany real estate charges	—	20,198	471	—
Allocated depreciation charges	—	(4,605)	(40)	—
Other allocated charges	—	—	—	—
External segment profit (loss)	$81,985	$36,371	$(3,137)	$15,657
Year Ended December 31, 2003
Internal segment profit (loss)	$75,866	$18,172	$(7,763)	$28,917
Elimination of intercompany real estate charges	—	16,096	1,563	—
Allocated depreciation charges	—	(3,630)	(101)	—
Other allocated charges	—	—	(556)	—
External segment profit (loss)	$75,866	$30,638	$(6,857)	$28,917
Year Ended December 31, 2002
Internal segment profit (loss)	$67,911	$19,738	$(5,036)	$30,611
Elimination of intercompany real estate charges	—	6,045	1,546	—
Allocated depreciation charges	—	—	—	—
Other allocated charges	—	—	(499)	—
External segment profit (loss)	$67,911	$25,783	$(3,989)	$30,611

16.   Selected Quarterly Financial Data (Unaudited)

	Revenues	Operating Margin	Net Income	Net Income Per Share— Basic(a)	Net Income Per Share— Diluted(a)
	(In thousands, except per share amounts)
2004
1st Quarter	$91,884	$32,997	$10,910	$0.51	$0.50
2nd Quarter	86,144	31,499	4,366	0.21	0.21
3rd Quarter	86,543	32,267	7,673	0.38	0.38
4th Quarter	94,431	34,113	10,472	0.52	0.52
2003
1st Quarter	$93,991	$30,864	$5,963	$0.28	$0.28
2nd Quarter	103,284	32,808	10,972	0.51	0.51
3rd Quarter	104,762	33,957	11,044	0.51	0.51
4th Quarter	102,768	30,935	8,803	0.41	0.41

(a)           The quarterly amounts may not add to the full year amount due to rounding.

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of IHOP Corp.:

We have audited the consolidated balance sheet of IHOP Corp. and its subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of IHOP Corp. and its subsidiaries for the year ended December 31, 2003 were audited by other auditors whose report dated February 13, 2004, except for the loan amendment discussed in Note 6 for which the date is March 8, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHOP Corp. and its subsidiaries at December 31, 2004, and the consolidated results of theirs operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IHOP Corp. and its subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 30, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of IHOP Corp.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of IHOP Corp. and its subsidiaries (the “Company”) at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California

February 13, 2004, except for the loan amendment
discussed in Note 6 for which the date is March 8, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of IHOP Corp.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that IHOP Corp. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IHOP Corp. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that IHOP Corp. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, IHOP Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IHOP Corp. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and our report dated March 30, 2005 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Los Angeles, California
March 30, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures   Our management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting   Our There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information appearing under the captions “Information Concerning Nominees and Members of the Board of Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Securities Exchange Act” contained in the 2005 Proxy Statement is incorporated herein by reference.

The information regarding the Registrant’s audit committee financial experts set forth in the sections entitled “Board Committees and their Functions” and “Report of the Audit Committee” contained in the 2005 Proxy Statement is incorporated herein by reference.

On February 13, 2004, the Nominating and Corporate Governance Committee of the Board of Directors of the Company adopted a Code of Ethics for Chief Executive and Senior Financial Officers, including the Company’s principal executive officer, principal financial officer and controller. A copy of the Code of Ethics is available on the Company’s web site at www.ihop.com. The Company intends to post on its web site any amendments to, or waivers of, this Code of Ethics within two days of any such amendment or waiver.

Item 11. Executive Compensation.

Information appearing under the captions “Executive Compensation—Summary of Compensation,” “Executive Compensation—Stock Options and Stock Appreciation Rights” and “Executive Officers of the Company—Employment Agreements” contained in the 2005 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” contained in the 2005 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information appearing under the caption “Certain Relationships and Related Transactions” contained in the 2005 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information appearing under the caption “Independent Auditor Fees” contained in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)   Consolidated Financial Statements

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for each of the three years in the period ended December 31, 2004.

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2004.

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004.

Notes to the Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firms.

(a)(2)   Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits

Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference. Management contracts or compensatory plans or arrangements are marked with an asterisk.

3.1	Restated Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
4.1

Senior Note Purchase Agreement, dated as of November 19, 1992, among IHOP Corp., International House of Pancakes, Inc. (“IHOP, Inc.”) and Mutual Life Insurance Company of New York and other purchasers (Exhibit 4.1 to Registrant’s 2002 Form 10-K is incorporated herein by reference).

4.2

Senior Note Purchase Agreement, dated as of November 1, 1996, among IHOP, Inc., IHOP Corp. and Jackson National Life Insurance Company and other purchasers (Exhibit 4.2 to Registrant’s 2002 Form 10-K is incorporated herein by reference).

4.3

First Amendment to Senior Note Purchase Agreement, dated as of October 28, 2002, among IHOP Inc., IHOP Corp., and Jackson National Life Insurance Company and other purchasers (Exhibit 4.3 to Registrant’s 2002 Form 10-K is incorporated herein by reference).

4.4

Revolving line of credit note among International House of Pancakes, Inc., a Delaware Corporation and Wells Fargo Bank, N.A. dated as of June 28, 2001 (Exhibit 4.4 to the Registrant’s 2001 Form 10-K is incorporated herein by reference).

4.5

First Amendment to Credit Agreement, dated as of May 31, 2002, among International House of Pancakes, Inc., a Delaware Corporation and Wells Fargo Bank, National Association (Exhibit 4.7 to IHOP Corp.’s Form 10-Q for the quarterly period ended June 30, 2002 is incorporated herein by reference).

4.6

Loan Agreement dated as of April 27, 2001, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A. (Exhibit 4.5 to Registrant’s 2001 Form 10-K is incorporated herein by reference).

4.7

First Addendum to loan agreement, dated as of March 13, 2002, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A. (Exhibit 4.6 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2003 is incorporated herein by reference).

4.8

Second Addendum to loan agreement, dated as of October 28, 2002, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A. (Exhibit 4.8 to Registrant’s 2002 Form 10-K is incorporated herein by reference).

4.9

Note Purchase Agreement, dated as of October 28, 2002, among IHOP Corp., International House of Pancakes, Inc. and AIG Annuity Insurance Company and other purchasers (Exhibit 4.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2002 is incorporated herein by reference).

4.10

Amended and restated Intercreditor Agreement, dated as of October 28, 2002, among Wells Fargo Bank, N.A., MONY Life Insurance Company and other noteholders (Exhibit 4.10 to Registrant’s 2002 Form 10-K is incorporated herein by reference).

4.11

Third Addendum to loan agreement, dated as of March 8, 2004, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A. (Exhibit 4.11 to Registrant’s 2003 Form 10-K is incorporated herein by reference).

*10.1	Employment Agreement between IHOP Corp. and Mark D. Weisberger (Exhibit 10.3 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
*10.2	Employment Agreement between IHOP Corp. and Richard C. Celio (Exhibit 10.4 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
*10.3	Agreement between IHOP Corp. and Tom Conforti dated March 25, 2003 (Exhibit 10.5 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
*10.4	Employment Agreement between IHOP Corp. and Robin S. Elledge (Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2001 is incorporated herein by reference).
*10.5	Employment Agreement between IHOP Corp. and Julia A. Stewart (Exhibit 10.10 to the 2001 Form 10-K is incorporated herein by reference).
*10.6	Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc. (Exhibit 10.8 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
10.7	International House of Pancakes Employee Stock Ownership Plan as Amended and Restated as of January 1, 2001 (Exhibit 10.12 to Registrant’s 2001 Form 10- K is incorporated herein by reference).
*10.8	Third Amendment to the International House of Pancakes Employee Stock Ownership Plan, dated as of December 30, 2002 (Exhibit 10.10 to Registrant’s 2002 Form 10-K is incorporated herein by reference).

*10.9

IHOP Corp. 1994 Stock Option Plan for Non-Employee Directors as Amended and Restated February 23, 1999 (Annex “A” to the IHOP Corp. Proxy Statement for Annual Meeting of Stockholders held on Tuesday, May 11, 1999 is incorporated herein by reference).

*10.10	IHOP Corp. 2001 Stock Incentive Plan (the “2001 Plan”) (Appendix “B” to the IHOP Corp. Proxy Statement for the Annual Meeting of Stockholders held on May 15, 2001 is incorporated herein by reference).
*10.11	International House of Pancakes 401(k) Plan (Exhibit 10.15 to the Registrant’s 2001 Form 10-K is incorporated herein by reference).
*10.12	IHOP Corp. Executive Incentive Plan effective January 1, 2005.
*10.13

Employment Agreement between IHOP Corp. and Patrick Piccininno dated July 14, 2003 (Exhibit 10.1 to IHOP Corp.’s Form 10-Q for the quarterly period ended September 30, 2003 is incorporated herein by reference).

*10.14	IHOP Corp. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement (Exhibit 10.15 to the Registrant’s 2003 Form 10-K is incorporated herein by reference).
11.0	Statement Regarding Computation of Per Share Earnings.
14.0	IHOP Corp. Code of Ethics for Chief Executive and Senior Financial Officers.
16.1	Letter re change in certifying accountant.
21.0	Subsidiaries of IHOP Corp.
23.0	Consent of Ernst & Young LLP.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 2005.

IHOP CORP.
By:	/s/ JULIA A. STEWART
Julia A. Stewart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 1st day of April 2005.

Name	Title
/s/ JULIA A. STEWART	President, Chief Executive Officer and Director
Julia A. Stewart
/s/ THOMAS CONFORTI	Chief Financial Officer (Principal Financial Officer)
Thomas Conforti
/s/ A. ALLEN ARROYO	Controller and Assistant Treasurer (Principal
A. Allen Arroyo	Accounting Officer)
/s/ LARRY ALAN KAY	Chairman of the Board
Larry Alan Kay
/s/ H. FREDERICK CHRISTIE	Director
H. Frederick Christie
/s/ RICHARD J. DAHL	Director
Richard J. Dahl
/s/ FRANK EDELSTEIN	Director
Frank Edelstein
/s/ MICHAEL S. GORDON	Director
Michael S. Gordon
/s/ CAROLINE W. NAHAS	Director
Caroline W. Nahas
/s/ GILBERT T. RAY	Director
Gilbert T. Ray
/s/ PATRICK W. ROSE	Director
Patrick W. Rose