Form 10-Q
period 2005-03-31
IHOP CORP
filed 2005-05-06
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(818) 240-6055

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2005
Common Stock, $.01 par value	20,038,583

IHOP CORP. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.                        Financial Statements

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$64,139	$44,031
Marketable securities	6,312	14,504
Receivables, net	44,077	44,403
Reacquired franchises and equipment held for sale, net	509	1,116
Inventories	104	148
Prepaid expenses	1,385	2,412
Total current assets	116,526	106,614
Long-term receivables	333,860	337,178
Property and equipment, net	323,711	326,848
Excess of costs over net assets acquired	10,767	10,767
Other assets	43,430	40,270
Total assets	$828,294	$821,677
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$5,878	$5,844
Accounts payable	18,520	17,133
Accrued employee compensation and benefits	6,535	9,185
Other accrued expenses	11,275	11,366
Deferred income taxes	4,380	2,800
Capital lease obligations	4,172	4,025
Total current liabilities	50,760	50,353
Long-term debt, less current maturities	133,256	133,768
Deferred income taxes	63,822	65,185
Capital lease obligations	174,388	173,925
Other liabilities	60,232	58,682
Commitments and contingencies
Stockholders’ equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; March 31, 2005: 22,357,257 shares issued and 20,035,684 shares outstanding; December 31, 2004: 22,252,750 shares issued and 19,957,255 shares outstanding	224	223
Additional paid-in capital	117,052	112,897
Retained earnings	313,256	308,173
Deferred compensation	(1,005)	(23)
Accumulated other comprehensive loss	(288)	(401)
Treasury stock, at cost (2,321,573 shares and 2,295,495 shares at March 31, 2005 and December 31, 2004, respectively)	(83,628)	(82,015)
Contribution to ESOP	225	910
Total stockholders’ equity	345,836	339,764
Total liabilities and stockholders’ equity	$828,294	$821,677

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
Franchise revenues	$40,897	$39,129
Rental income	33,038	32,392
Company restaurant sales	3,986	10,555
Financing revenues	7,902	9,808
Total revenues	85,823	91,884
Costs and Expenses
Franchise expenses	19,455	18,298
Rental expenses	24,683	23,420
Company restaurant expenses	4,806	11,956
Financing expenses	3,361	5,213
General and administrative expenses	15,563	13,635
Other expense, net	1,571	735
Impairment and closure charges	54	1,171
Total costs and expenses	69,493	74,428
Income before provision for income taxes	16,330	17,456
Provision for income taxes	6,255	6,546
Net Income	$10,075	$10,910
Net Income Per Share
Basic	$0.50	$0.51
Diluted	$0.50	$0.50
Weighted Average Shares Outstanding
Basic	19,991	21,406
Diluted	20,213	21,613
Dividends Declared Per Share	$0.25	$0.25
Dividends Paid Per Share	$0.25	$0.25

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$10,075	$10,910
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	4,914	4,715
Impairment and closure charges	54	1,171
Deferred income taxes	217	(1,336)
Contribution to ESOP	225	290
Tax benefit from stock options exercised	622	178
Changes in operating assets and liabilities
Receivables	163	(567)
Inventories	44	100
Prepaid expenses	1,027	3,153
Accounts payable	1,387	(10)
Accrued employee compensation and benefits	(2,650)	(3,139)
Other accrued expenses	(91)	3,891
Other	(1,060)	906
Cash flows provided by operating activities	14,927	20,262
Cash flows from investing activities
Additions to property and equipment	(1,163)	(4,326)
Additions to long-term receivables	(847)	(377)
Purchase and redemption of marketable securities, net	8,192	(7,923)
Proceeds from sale of land and building	890	1,472
Principal receipts from notes and equipment contracts receivable	4,878	5,727
Additions to reacquired franchises and equipment held for sale	(381)	(103)
Cash flows provided by (used in) investing activities	11,569	(5,530)
Cash flows from financing activities
Repayment of long-term debt	(479)	(468)
Principal payments on capital lease obligations	(894)	(805)
Dividends paid	(4,992)	(5,351)
Purchase of treasury stock	(2,193)	(4,171)
Proceeds from stock options exercised	2,170	549
Cash flows used in financing activities	(6,388)	(10,246)
Net change in cash and cash equivalents	20,108	4,486
Cash and cash equivalents at beginning of period	44,031	27,996
Cash and cash equivalents at end of period	$64,139	$32,482
Supplemental disclosures
Interest paid (net of amounts capitalized of $66 in 2004)	$5,923	$5,286
Income taxes paid	468	25
Capital lease obligations incurred	1,503	—

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General:   The accompanying unaudited consolidated financial statements of IHOP Corp. (the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in IHOP’s annual report on Form 10-K for the year ended December 31, 2004.

2.   Reclassifications:   Certain reclassifications have been made to prior period information to conform to the current period presentation.

3.   Presentation:   IHOP’s fiscal quarter ends on the Sunday closest to the last day of each quarter. For convenience, we report all fiscal quarter endings on March 31, June 30, September 30 and December 31.

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

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchise-operated restaurants. The Company is a tenant under 779 leases and owns 61 properties which are in turn subleased to franchisees. For further information, refer to the consolidated financial statements and footnotes thereto included in IHOP’s annual report on Form 10-K for the year ended December 31, 2004.

Company restaurant sales are retail sales at Company-operated restaurants. Company restaurant expenses are operating expenses at Company-operated restaurants and include food, labor and benefits, utilities, rent and other restaurant operating costs.

Financing operations revenue consists of the portion of franchise fees not allocated to the Company’s intellectual property, sales of equipment as well as interest income from the financing of franchise fees and equipment leases. Financing operations expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. For further information, refer to the consolidated financial statements and footnotes thereto included in IHOP’s  annual report on Form 10-K for the year ended December 31, 2004.

Prior period segment information has been restated to conform to the current period presentation. Information on segments and a reconciliation to income before income taxes are as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2005
Revenues from external customers	$40,897	$33,038	$3,986	$7,902	$—	$85,823
Intercompany real estate charges	—	5,099	82	—	(5,181)	—
Depreciation and amortization	—	1,629	57	—	3,228	4,914
Interest expense	—	5,452	56	2,026	—	7,534
Impairment and closure charges	—	—	54	—	—	54
Provision for income taxes	—	—	—	—	6,255	6,255
Income (loss) before provision for income taxes	21,442	4,434	(888)	4,541	(13,199)	16,330
Total assets	26,386	393,344	8,039	227,607	172,918	828,294
Three Months Ended March 31, 2004
Revenues from external customers	$39,129	$32,392	$10,555	$9,808	$—	$91,884
Intercompany real estate charges	—	4,912	183	—	(5,095)	—
Depreciation and amortization	—	1,376	496	—	2,843	4,715
Interest expense	—	4,629	273	1,979	—	6,881
Impairment and closure charges	—	—	1,171	—	—	1,171
Provision for income taxes	—	—	—	—	6,546	6,546
Income (loss) before provision for income taxes	20,831	5,184	(1,566)	4,595	(11,588)	17,456
Total assets	28,447	366,598	13,574	247,278	190,184	846,081

The following table reconciles internal segment profit (loss) to external segment profit (loss):

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations
	(In thousands)
Three Months Ended March 31, 2005
Internal segment profit (loss)	$21,442	$4,434	$(888)	$4,541
Elimination of intercompany real estate charges	—	5,099	82	—
Allocated depreciation charges	—	(1,178)	(14)	—
External segment profit (loss)	$21,442	$8,355	$(820)	$4,541
Three Months Ended March 31, 2004
Internal segment profit (loss)	$20,831	$5,184	$(1,566)	$4,595
Elimination of intercompany real estate charges	—	4,912	183	—
Allocated depreciation charges	—	(1,124)	(18)	—
External segment profit (loss)	$20,831	$8,972	$(1,401)	$4,595

5.   Stock Based Employee Compensation:   In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeds the exercise price the employee must pay for the stock. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through March 31, 2005 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share data):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$10,075	$10,910
Add stock-based compensation expense included in reported net income, net of tax	14	28
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(402)	(424)
Net income, pro forma	$9,687	$10,514
Net income per share—basic, as reported	$0.50	$0.51
Net income per share—basic, pro forma	$0.48	$0.49
Net income per share—diluted, as reported	$0.50	$0.50
Net income per share—diluted, pro forma	$0.48	$0.49

6.   Income Taxes:   In 2004, the Internal Revenue Service (“IRS”) proposed adjustments in connection with its examination of the Company’s 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which the Company reports initial franchise fee income for federal income tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2000 tax year of approximately $45.2 million and additional income for its 2001 tax year of approximately $4.8 million. The Company’s federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability would be approximately $15.8 million for 2000 and $1.7 million for 2001. The Company is currently contesting the proposed adjustments through IRS administrative proceedings.

In April 2005, the IRS has proposed a similar adjustment in connection with its examination of the Company’s 2002 federal income tax returns. The proposed adjustment would accelerate the tax years in which the Company reports initial franchise fee income for federal tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2002 tax year of approximately $4.2 million. The Company’s federal income tax liability with respect to the proposed adjustment, exclusive of interest, penalties and any related state tax liability would be approximately $1.5 million for 2002.

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

7.   New Accounting Pronouncements:   On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  On April 14, 2005, the Securities and Exchange Commision adopted a new rule that amends the compliance dates for Statement 123(R). Under the new rule, the Company is required to adopt Statement 123(R) in the first quarter of 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the effect of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to our Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot determine what the exact amounts will be in the future, because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.6 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restaurant Data

The following table sets forth, for the current year and prior year, the number of effective restaurants in the International House of Pancakes, or IHOP system, and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties that are generally based on a percentage of their sales, as well as rental payments under leases that generally include a component that is based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended March 31,
	2005	2004
Restaurant Data
Effective restaurants(a)
Franchise	1,034	979
Company	8	41
Area license	148	144
Total	1,190	1,164
System-wide(b)
Sales percentage change(c)	4.9%	12.4%
Same-store sales percentage change(d)	0.6%	7.1%
Franchise
Sales percentage change(c)	5.9%	15.7%
Same-store sales percentage change(d)	0.6%	6.8%
Company
Sales percentage change(c)	(62.2)%	(46.4)%
Same-store sales percentage change(d)	3.3%	10.8%
Area License
Sales percentage change(c)	11.4%	12.4%

(a)           “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)          System-wide sales are retail sales of IHOP restaurants operated by franchisees, area licensees and the Company, as reported to the Company. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company.

(c)           “Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal period compared to the prior fiscal period for all restaurants in that category.

(d)          “Same-store sales percentage change” reflects the percentage change in sales, in any given fiscal period compared to the prior fiscal period, for restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and store closures, the restaurants open throughout both fiscal periods being compared will be different from period to period. Same-store sales percentage change does not include data on restaurants located in Florida.

The following table summarizes our restaurant development and franchising activity:

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Restaurant Development Activity
Beginning of period	1,186	1,165
New openings
Company-developed	2	1
Franchisee-developed	11	2
Area license	1	3
Total new openings	14	6
Closings
Company and franchise	(2)	(7)
Area license	—	—
End of period	1,198	1,164
Summary-end of period
Franchise	1,041	988
Company	8	31
Area license	149	145
Total	1,198	1,164
Restaurant Franchising Activity
Company-developed	3	2
Franchisee-developed	11	2
Rehabilitated and refranchised	3	9
Total restaurants franchised	17	13
Reacquired by the Company	(2)	—
Closed	(2)	(4)
Net addition	13	9

Forward-Looking Statements

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Certain forward-looking statements are contained in this report. They use such words as “may,” “will,” “expect,” “believe,” “plan,” or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: risks associated with the implementation of the Company’s strategic growth plan; the availability of suitable locations and terms for the sites designated for development; the ability of franchise developers to fulfill their commitments to build new IHOP restaurants in the numbers and time frames covered by their development agreements; the ability of the Company to franchise its remaining Company-operated restaurants; legislation and government regulation, including the ability to obtain satisfactory regulatory approvals; conditions beyond the Company’s control such as weather, natural disasters or acts of war or terrorism; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the International House of Pancakes brand and concept by guests and franchisees; the Company’s overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices and other factors discussed from time to time in the Company’s press releases, public statements and/or filings with the Securities and Exchange Commission.

Forward-looking information is provided by us pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

General

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

In addition to offering franchises for individual restaurants, the Company offers multi-store development agreements for certain qualified franchisees. These multi-store development agreements provide franchisees with an exclusive right to develop new IHOP restaurants in designated geographic territories for a specified period of time. Multi-store developers are required to develop and operate a specified number of restaurants according to an agreed upon development schedule. Multi-store developers are required to pay a development fee of $20,000 for each restaurant to be developed under a multi-store development agreement. Additionally, for each store which is actually developed, the franchise developer must pay an initial franchise fee of $40,000 against which the development fee of $20,000 is credited. The number of stores and the schedule of stores to be developed under multi-store development agreements are negotiated on an individual basis. With respect to restaurants developed, the Company receives continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant’s sales; (2) revenue from the sale of certain proprietary products, primarily pancake mixes; (3) a local advertising fee equal to about 2% of the restaurant’s sales, which is usually paid to a local advertising cooperative; and (4) a national advertising fee equal to 1% of the restaurant’s sales.

The following table represents our development commitments including options as of March 31, 2005.

	Number of Signed	Scheduled Opening of Restaurants
	Agreements	Remainder of			2008 and
	at 3/31/05	2005	2006	2007	thereafter	Total
Single-store development agreements	26	24	2	—	—	26
Multi-store development agreements	46	32	45	42	172	291
	72	56	47	42	172	317

Comparison of the Quarter Ended March 31, 2005 to the Quarter Ended March 31, 2004

Overview

Our results for the first quarter of 2005 were impacted by an increase in general and administrative expenses. The modest same-store sales increase of 0.6% in the first quarter of 2005 was unable to offset the increase in general and administrative expenses, which was expected. In addition, our results for the first quarter of 2005 were impacted by an increase in franchise operations profit, brought on by an increase in effective restaurants. A comparison of our financial results for the first quarter of 2005 to those in 2004 included:

•       A decrease in net income of $0.8 million or 7.7%;

•       An increase in general and administrative expenses of $1.9 million or 14.1%;

•       An increase in same-store sales of 0.6%; and

•       An increase in effective restaurants of 26 or 2.2%.

Franchise Operations

Franchise revenues consist primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise expenses include advertising expenses, the cost of proprietary products and other franchise related expenses. Key factors which can be used in evaluating and understanding our franchise operations segment include:

•       Franchise retail sales; and

•       Number of restaurants franchised.

Franchise operations profit, which is franchise revenues less franchise expenses, increased by $0.6 million or 2.9% in the first quarter of 2005 compared to the same period in 2004. The 2.9% increase in franchise operations profit was due to the changes in franchise revenues and expenses as discussed below.

Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

Franchise revenues grew by $1.8 million or 4.5% in the first quarter of 2005 compared to the same period in 2004. Franchise revenues grew primarily due to a 5.9% increase in franchise restaurant retail sales. The 5.9% increase in franchise restaurant retail sales was primarily attributable to the following:

•       Effective franchise restaurants increased by 5.6%; and

•       Same-store sales for franchise restaurants increased by 0.6%.

“Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Effective restaurants increased by 55 or 5.6% due to the annualized effect of new restaurant development in 2004 and the refranchising of Company-owned restaurants in 2004 and 2005. The moderate same-store sales increase of 0.6% was primarily due to increases in guest check averages. In addition, the moderate same-store sales increase was impacted by the following:

•       The three-day New Year’s holiday was included in our fourth quarter 2004 results due the to the 53rd operating week in 2004;

•       A stronger product promotion line-up in the first quarter of 2004 compared to the first quarter of 2005;

•       The impact of aggressive price increases taken by our franchisees over the last two years; and

•       Other factors beyond our control, such as fuel costs and weather.

Franchise expenses increased by $1.2 million or 6.3% in the first quarter of 2005 compared to the same period in 2004. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales. The increase in franchise expenses was primarily a result of the 5.9% increase in franchise restaurant retail sales.

Rental Operations

Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The number of operating leases is the key factor which can be used in evaluating and understanding our rental operations segment.

Rental operations profit, which is rental income less rental expenses, decreased by $0.6 million or 6.9% in the first quarter of 2005 compared to the same period in 2004. The decrease was impacted primarily by the changes in rental income and expenses discussed below. In addition, the decrease in rental operations profit was impacted by lowered rent margins related to our aggressive refranchising efforts in 2004.

Rental income increased by $0.6 million or 2.0% in the first quarter of 2005 compared to the same period in 2004. The primary reason for the increase was an increase in the number of effective operating subleases associated with recently refranchised restaurants. The number of effective operating subleases increased by 4.2% to 577 in the first quarter of 2005 compared to 554 in the first quarter of 2004. In addition, rental income was impacted by the moderate growth in same-store sales in the first quarter of 2005.

Rental expenses increased by $1.3 million or 5.4% in the first quarter of 2005 compared to the same period in 2004. This increase in rental expenses was primarily due to an increase in rental costs associated with an increase in the number of effective operating leases. The increase in effective prime operating leases of 2.0% to 510 in the first quarter of 2005 from 500 in the first quarter of 2004 was a result of restaurants opened in 2004 and 2005 as well as recently refranchised restaurants.

Company Restaurant Operations

Company restaurant sales are retail sales at Company-operated restaurants. Company restaurant expenses are operating expenses at Company-operated restaurants and include food, labor and benefits, utilities, rent and other restaurant operating costs. Key factors which can be used in evaluating and understanding our Company operations segment include:

•       Same-store sales;

•       Labor and benefits costs;

•       Food costs; and

•       Change in effective Company-operated restaurants.

Company restaurant operations loss, which is Company restaurant sales less Company restaurant expenses, was $0.8 million in the first quarter of 2005 or 41.5% less than the loss of $1.4 million in the first quarter of 2004. The reduced loss was due to the changes in Company restaurants sales and expenses discussed below.

Company restaurant sales decreased by $6.6 million or 62.2% in the first quarter of 2005 compared to the same period in the prior year. Company restaurant sales were impacted by the following:

•       Effective Company-operated restaurants decreased by 80.5% due to the refranchising and closure of Company-operated restaurants as a result of our strategic repositioning; and

•       Same-store sales of Company-operated restaurants increased by 3.3%.

Company restaurant expenses as a percentage of Company restaurant sales were 120.6% in the first quarter of 2005 compared to 113.3% in the same period in 2004. This 7.3% increase in the first quarter of 2005 was primarily attributable to increases in food and labor costs for restaurants in our Company operations market in Cincinnati, Ohio. These increases in food and labor are attributable to higher start-up costs and operational complications that came with the higher than expected sales we are experiencing in Cincinnati. We believe that both food and labor costs will moderate as the restaurants become “steady-state” by the end of 2005.

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

Financing operations profit, which is financing revenues less financing expenses, decreased by $0.1 million or 1.2% in the first quarter of 2005 compared to the same period in 2004. This 1.2% decrease was primarily due to the decrease in franchise and equipment note interest as a result of declining long-term note balances. This decrease was partially offset by higher profit associated with the franchising of Company-developed restaurants and the refranchising of restaurants which were taken back in the fourth quarter of 2004.

Financing revenues decreased by $1.9 million or 19.4% in the first quarter of 2005 compared to the same period in the prior year. The decrease in revenues was primarily due to the decrease in financing and development fees associated with Company-developed and rehabilitated and refranchised restaurants. In the first quarter of 2005, there were six Company-developed and rehabilitated and refranchised restaurants compared to 11 in the first quarter of 2004. In addition, franchise and equipment note interest decreased due to the reduction in franchise fee note balances, as expected.

Financing expenses decreased by $1.9 million or 35.5% in the first quarter of 2005 compared to the same period in 2004. This is primarily due to a decrease in equipment costs associated with the decreased number of Company-developed and rehabilitated and refranchised restaurants.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million or 14.1% in the first quarter of 2005 compared to the same period in the prior year. The increase in general and administrative expenses was primarily due to the following:

•       Increased legal professional services in the amount of $0.6 million related to various lawsuits including cases aimed at ridding the IHOP system of poor performing operators;

•       Increased expenses related to our Long Term Incentive Plan in the amount of $0.5 million;

•       Increased salaries, wages and benefits in the amount of $0.4 million; and

•       Increased depreciation and amortization expenses in the amount of $0.3 million associated with information technology investments.

Other Expense, net

Other expense, net increased by $0.8 million or 113.7% primarily due to increased bank charges and fees incurred in the first quarter of 2005 for Debt Covenant waivers and amendments. The first quarter of 2004 was impacted by the gain on the sale of land in the amount of $0.5 million.

Provision for Income Taxes

Our effective tax rate for the first quarter of 2005 was 38.3% compared to 37.5% for the first quarter of 2004. The primary reason for the increase in our effective income tax rate was the reduction of the FICA tax credit associated with the decrease in the number of effective Company-operated restaurants.

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

Sources and Uses of Cash

Our primary sources of liquidity are cash provided by operating activities, the redemption of investment securities and principal receipts from notes and equipment contracts receivable from our franchisees. Principal uses of cash are common stock repurchases, payments of dividends, capital investment, and payments on debt.

Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees. Franchise revenues are royalties and other fees which fluctuate with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP restaurants by our franchisees and by fluctuations in same-store sales.

Cash provided by operating activities decreased to $14.9 million in the first quarter of 2005 from $20.3 million in the same period in 2004. The decrease was primarily due to factors impacting prepaid expenses. We recognized a cash benefit in the first quarter of 2004 from taxes prepaid in 2003, which we did not benefit from in the first quarter of 2005.

Share Repurchases and Dividends

On December 13, 2004, our Board of Directors approved a 1.0 million share increase in the Company’s total share repurchase authorization. As of March 31, 2005, we were authorized to repurchase up to 1.2 million shares under our stock repurchase program. Based on our strategy to return cash to our stockholders, the Company repurchased approximately 45,000 shares of common stock for $2.2 million in the first quarter of 2005 under our stock repurchase program.

In 2003, the Company began paying a quarterly cash dividend of $0.25 per share of common stock. The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. On April 8, 2005, the Company declared a quarterly cash dividend of $0.25 per common share payable on May 23, 2005, to stockholders of record as of May 2, 2005. Future dividends will be considered after reviewing returns to stockholders, profitability expectations and financing needs. Future dividends will be declared at the discretion of the Board of Directors.

Debt Instruments and Related Covenants

As an additional source of liquidity, we have a $25.0 million revolving line of credit which expires in May 2005. We expect to extend this agreement in the second quarter of 2005 with modifications to the underlying terms and conditions. Borrowings under the revolving line of credit bear interest at the bank’s reference (prime) rate or, at our option, at the bank’s quoted rate or at a Eurodollar rate. There was no balance outstanding under this agreement at March 31, 2005 nor were there any borrowings under the agreement during the year.

Financial covenants in the purchase agreements governing our 5.20% senior notes, 5.88% senior notes and 7.42% senior notes, our leasehold mortgage term loans, and our revolving credit agreement require us to maintain minimum fixed charge coverage ratios. As of March 31, 2005, the most restrictive of our covenants with respect to fixed charge coverage ratios were contained in our purchase agreements for the 5.20% senior notes, the 5.88% senior notes and the 7.42% senior notes. These agreements require the Company to maintain on the last day of each fiscal quarter a fixed charge coverage ratio of at least 1.75 to 1.00 for the four immediately preceding fiscal quarters. At the end of the first quarter of 2005, IHOP’s fixed charge coverage ratio for the prior four fiscal quarters was only 1.72 to 1.00. This was primarily due to the impairment and closure charges associated with the strategic repositioning efforts of Company-operated restaurants incurred in the second and third quarters of 2004. Since this covenant is calculated on a rolling four quarter basis, the noteholders have issued a waiver and amendment, which reduced the fixed charge coverage ratio required for the first, second and third quarters of 2005 to 1.65 to 1.00. As of March 31, 2005, the aggregate amount outstanding under the 5.20% senior notes, the 5.88% senior notes and the 7.42% senior notes was $115.6 million.

Income Taxes

In 2004, the Internal Revenue Service (“IRS”) proposed adjustments in connection with its examination of the Company’s 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which the Company reports initial franchise fee income for federal income tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2000 tax year of approximately $45.2 million and additional income for its 2001 tax year of approximately $4.8 million. The Company’s federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability would be approximately $15.8 million for 2000 and $1.7 million for 2001. The Company is currently contesting the proposed adjustments through IRS administrative proceedings.

In April 2005, the IRS has proposed a similar adjustment in connection with its examination of the Company’s 2002 federal income tax returns. The proposed adjustment would accelerate the tax years in which the Company reports initial franchise fee income for federal tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2002 tax year of approximately $4.2 million. The Company’s federal income tax liability with respect to the proposed adjustment, exclusive of interest, penalties and any related state tax liability would be approximately $1.5 million for 2002.

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

Critical Accounting Policies

We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principals. The preparation of these financial statements requires senior management to make estimates, assumptions and subjective or complex judgments that are inherently uncertain and may significantly impact the reported amounts of assets, liabilities, revenue and expenses during the reporting period. Changes in the estimates, assumptions and judgments affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our Consolidated Financial Statements.

Self-Insurance Liability

We are self-insured for a significant portion of our employee workers’ compensation obligations. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liability associated with these programs is based on our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not yet reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Workers’ Compensation

The Company uses actuarial estimates as a basis for determining reserves for workers’ compensation losses. Actuarial studies are used to derive maximum remaining losses and most likely projected remaining losses for each plan year for which claims remain open. Due to the uncertainty of remaining losses, the Company uses a midpoint between most likely projected remaining losses and maximum projected remaining losses. As of March 31, 2005, the maximum projected remaining losses for all open years was estimated to be $1.7 million. The most likely projected remaining losses for all open years was estimated to be $0.6 million. The Company believes the estimate of workers’ compensation losses of $1.1 million as of March 31, 2005 is appropriate based on the methodology discussed above. However, if actual losses differ from those estimated, the resulting change may produce materially different amounts in Company restaurant expenses and/or general and administrative expenses in the Consolidated Statements of Income.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commision adopted a new rule that amends the compliance dates for Statement 123(R). Under the new rule, the Company is required to adopt Statement 123(R) in the first quarter of 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the effect of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to our Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot determine what the exact amounts will be in the future, because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.6 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Annual Report on Form 10-K as of December 31, 2004.

Item 4.                        Controls and Procedures.

(a)          Disclosure Controls and Procedures.   The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)         Changes in Internal Control Over Financial Reporting.   There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.                        Legal Proceedings.

We are party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company’s consolidated financial position or results of operations.

In February 2004, Darden Corporation and GMRI, Inc., the owners and operators of the chain of Olive Garden restaurants, filed a civil action for trademark infringement and unfair competition against IHOP Corp. and its subsidiary International House of Pancakes, Inc. in U.S. District Court, Middle District of Florida, Orlando Division. The plaintiffs claimed rights to the advertising phrase “Never Ending Pasta Bowl,” and asserted that IHOP’s use of “Never Ending Pancakes” and “Never Ending Popcorn Shrimp” violated their rights. In February 2005, the parties agreed in principle to settle the litigation. The settlement agreement was finalized and executed by all parties in April 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(a)—(b)       Not applicable

(c)                                     The following table provides information relating to the Company’s repurchases of stock during the first quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2005—January 31, 2005	—	$—	—	1,276,310
February 1, 2005—February 28, 2005	—	$—	—	1,276,310
March 1, 2005—March 31, 2005	45,000	$48.73	45,000	1,231,310
Total	45,000	$48.73	45,000	1,231,310

(1)          Total number of shares repurchased through March 31, 2005 under the stock repurchase plan announced in January 2003 is 2,368,690. This includes 2,323,690 shares repurchased in 2003 and 2004.

(2)          The above mentioned stock repurchase plan provided for the repurchase of up to 3.6 million shares, which includes a 1.0 million share increase authorized by our Board of Directors on December 13, 2004.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

3.1	Restated Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.’s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to IHOP Corp.’s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.’s Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
4.1	Second Amendment and Waiver to Senior Note Purchase Agreement, dated as of February 24, 2005, among IHOP Corp., and Jackson National Life Insurance Company and other purchasers is filed herewith.
4.2

First Amendment and Waiver to Note Purchase Agreement, dated as of February 24, 2005, among IHOP Corp., International House of Pancakes, Inc. and AIG Annuity Insurance Company and other purchasers is filed herewith.

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

IHOP CORP.
(Registrant)
May 6, 2005	BY:	/s/ JULIA A. STEWART
(Date)		President and Chief Executive Officer
(Principal Executive Officer)
May 6, 2005		/s/ THOMAS CONFORTI
(Date)		Chief Financial Officer
(Principal Financial Officer)