Form 10-Q
period 2005-06-30
IHOP CORP
filed 2005-08-05
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2005
Common Stock, $.01 par value	19,507,684

IHOP CORP. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$44,793	$44,031
Marketable securities	10,958	14,504
Receivables, net	44,409	44,403
Reacquired franchises and equipment held for sale, net	2,301	1,116
Inventories	888	148
Prepaid expenses	1,931	2,412
Total current assets	105,280	106,614
Long-term receivables	326,439	337,178
Property and equipment, net	320,538	326,848
Excess of costs over net assets acquired	10,767	10,767
Other assets	46,610	40,270
Total assets	$809,634	$821,677
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$5,912	$5,844
Accounts payable	17,881	17,133
Accrued employee compensation and benefits	6,945	9,185
Other accrued expenses	10,159	11,366
Deferred income taxes	4,730	2,800
Capital lease obligations	4,289	4,025
Total current liabilities	49,916	50,353
Long-term debt, less current maturities	132,737	133,768
Deferred income taxes	61,036	65,185
Capital lease obligations	173,324	173,925
Other liabilities	62,878	58,682
Commitments and contingencies
Stockholders’ equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; June 30, 2005: 22,370,657 shares issued and 19,507,684 shares outstanding; December 31, 2004: 22,252,750 shares issued and 19,957,255 shares outstanding	224	223
Additional paid-in capital	118,159	112,897
Retained earnings	320,175	308,173
Deferred compensation	(919)	(23)
Accumulated other comprehensive loss	(340)	(401)
Treasury stock, at cost (2,862,973 shares and 2,295,495 shares at June 30, 2005 and December 31, 2004, respectively)	(107,556)	(82,015)
Contribution to ESOP	—	910
Total stockholders’ equity	329,743	339,764
Total liabilities and stockholders’ equity	$809,634	$821,677

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Franchise revenues	$39,887	$37,209	$80,784	$76,338
Rental income	32,806	32,405	65,844	64,797
Company restaurant sales	3,806	8,314	7,792	18,869
Financing revenues	6,409	8,216	14,311	18,024
Total revenues	82,908	86,144	168,731	178,028
Costs and Expenses
Franchise expenses	18,196	18,297	37,651	36,595
Rental expenses	24,333	23,705	49,016	47,125
Company restaurant expenses	3,788	8,942	8,594	20,898
Financing expenses	2,783	3,701	6,144	8,914
General and administrative expenses	12,514	14,045	28,077	27,680
Other expense, net	1,214	1,583	2,785	2,318
Impairment and closure charges	747	8,888	801	10,059
Total costs and expenses	63,575	79,161	133,068	153,589
Income before provision for income taxes	19,333	6,983	35,663	24,439
Provision for income taxes	7,404	2,617	13,659	9,163
Net income	$11,929	$4,366	$22,004	$15,276
Net Income Per Share
Basic	$0.60	$0.21	$1.11	$0.72
Diluted	$0.60	$0.21	$1.10	$0.71
Weighted Average Shares Outstanding
Basic	19,764	20,958	19,877	21,182
Diluted	19,968	21,134	20,090	21,373
Dividends Declared Per Share	$0.25	$0.25	$0.50	$0.50
Dividends Paid Per Share	$0.25	$0.25	$0.50	$0.50

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$22,004	$15,276
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	9,910	9,332
Impairment and closure charges	801	10,059
Deferred income taxes	(2,219)	(3,099)
Contribution to ESOP	—	565
Tax benefit from stock options exercised	1,355	784
Changes in operating assets and liabilities
Receivables	(406)	1,889
Inventories	(740)	159
Prepaid expenses	481	2,805
Accounts payable	748	(4,661)
Accrued employee compensation and benefits	(2,240)	(3,090)
Other accrued expenses	(1,207)	1,837
Other	(1,657)	752
Cash flows provided by operating activities	26,830	32,608
Cash flows from investing activities
Additions to property and equipment	(2,639)	(8,978)
Additions to long-term receivables	(675)	(354)
Redemption of marketable securities	3,546	9,630
Proceeds from sale of land and building	890	1,472
Principal receipts from notes and equipment contracts receivable	10,487	10,424
Additions to reacquired franchises and equipment held for sale	(1,284)	(697)
Cash flows provided by investing activities	10,325	11,497
Cash flows from financing activities
Repayment of long-term debt	(963)	(917)
Principal payments on capital lease obligations	(1,851)	(1,524)
Dividends paid	(10,002)	(10,696)
Purchase of treasury stock	(26,121)	(46,333)
Proceeds from stock options exercised	2,544	2,298
Cash flows used in financing activities	(36,393)	(57,172)
Net change in cash and cash equivalents	762	(13,067)
Cash and cash equivalents at beginning of period	44,031	27,996
Cash and cash equivalents at end of period	$44,793	$14,929
Supplemental disclosures
Interest paid (net of amounts capitalized of $120 in 2004)	$15,006	$13,849
Income taxes paid	13,186	3,582
Capital lease obligations incurred	1,508	—

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General:   The accompanying unaudited consolidated financial statements of IHOP Corp. (the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

3.     Segments:   Our revenues and expenses are recorded in four categories: franchise operations, rental operations, company restaurant operations and financing operations.

Franchise operations revenue consists primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of franchise fees allocated to the Company’s intellectual property. Franchise operations expenses include advertising expense, the cost of proprietary products and other franchise related costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The Company is a tenant under 774 leases and owns 61 properties which are in turn subleased to franchisees. For further information, refer to the consolidated financial statements and footnotes thereto included in IHOP’s annual report on Form 10-K for the year ended December 31, 2004.

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

Information on segments and a reconciliation to income before income taxes are as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2005
Revenues from external customers	$39,887	$32,806	$3,806	$6,409	$—	$82,908
Intercompany real estate charges	—	5,131	49	—	(5,180)	—
Depreciation and amortization	—	1,627	67	—	3,302	4,996
Interest expense	—	5,379	73	2,029	—	7,481
Impairment and closure charges	—	—	747	—	—	747
Provision for income taxes	—	—	—	—	7,404	7,404
Income (loss) before provision for income taxes	21,691	4,517	(11)	3,626	(10,490)	19,333
Three Months Ended June 30, 2004
Revenues from external customers	$37,209	$32,405	$8,314	$8,216	$—	$86,144
Intercompany real estate charges	—	4,985	112	—	(5,097)	—
Depreciation and amortization	—	1,408	384	—	2,825	4,617
Interest expense	—	4,594	233	1,994	—	6,821
Impairment and closure charges	—	—	8,888	—	—	8,888
Provision for income taxes	—	—	—	—	2,617	2,617
Income (loss) before provision for income taxes	18,912	4,862	(731)	4,515	(20,575)	6,983
Six Months Ended June 30, 2005
Revenues from external customers	$80,784	$65,844	$7,792	$14,311	$—	$168,731
Intercompany real estate charges	—	10,230	131	—	(10,361)	—
Depreciation and amortization	—	3,256	124	—	6,530	9,910
Interest expense	—	10,831	129	4,055	—	15,015
Impairment and closure charges	—	—	801	—	—	801
Provision for income taxes	—	—	—	—	13,659	13,659
Income (loss) before provision for income taxes	43,133	8,951	(899)	8,167	(23,689)	35,663
Six Months Ended June 30, 2004
Revenues from external customers	$76,338	$64,797	$18,869	$18,024	$—	$178,028
Intercompany real estate charges	—	9,897	295	—	(10,192)	—
Depreciation and amortization	—	2,784	880	—	5,668	9,332
Interest expense	—	9,223	506	3,973	—	13,702
Impairment and closure charges	—	—	10,059	—	—	10,059
Provision for income taxes	—	—	—	—	9,163	9,163
Income (loss) before provision for income taxes	39,743	10,046	(2,297)	9,110	(32,163)	24,439

The following table reconciles internal segment profit (loss) to external segment profit (loss):

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations
	(In thousands)
Three Months Ended June 30, 2005
Internal segment profit (loss)	$21,691	$4,517	$(11)	$3,626
Elimination of intercompany real estate charges	—	5,131	49	—
Allocated depreciation charges	—	(1,175)	(20)	—
Income before provision for income taxes	$21,691	$8,473	$18	$3,626
Three Months Ended June 30, 2004
Internal segment profit (loss)	$18,912	$4,862	$(731)	$4,515
Elimination of intercompany real estate charges	—	4,985	112	—
Allocated depreciation charges	—	(1,147)	(9)	—
Income (loss) before provision for income taxes	$18,912	$8,700	$(628)	$4,515
Six Months Ended June 30, 2005
Internal segment profit (loss)	$43,133	$8,951	$(899)	$8,167
Elimination of intercompany real estate charges	—	10,230	131	—
Allocated depreciation charges	—	(2,353)	(34)	—
Income (loss) before provision for income taxes	$43,133	$16,828	$(802)	$8,167
Six Months Ended June 30, 2004
Internal segment profit (loss)	$39,743	$10,046	$(2,297)	$9,110
Elimination of intercompany real estate charges	—	9,897	295	—
Allocated depreciation charges	—	(2,271)	(27)	—
Income (loss) before provision for income taxes	$39,743	$17,672	$(2,029)	$9,110

4.     Stock Based Employee Compensation:   In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeds the exercise price the employee must pay for the stock. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through June 30, 2005 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income, as reported	$11,929	$4,366	$22,004	$15,276
Add stock-based compensation expense included in reported net income, net of tax	—	26	14	54
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(463)	(435)	(865)	(863)
Net income, pro forma	$11,466	$3,957	$21,153	$14,467
Net income per share—basic, as reported	$0.60	$0.21	$1.11	$0.72
Net income per share—basic, pro forma	$0.58	$0.19	$1.06	$0.68
Net income per share—diluted, as reported	$0.60	$0.21	$1.10	$0.71
Net income per share—diluted, pro forma	$0.57	$0.19	$1.05	$0.68

5.    Income Taxes:   In 2004, the Internal Revenue Service (“IRS”) proposed adjustments in connection with its examination of the Company’s 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which the Company reports initial franchise fee income for federal income tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2000 tax year of approximately $45.2 million and additional income for its 2001 tax year of approximately $4.8 million. The Company’s federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability would be approximately $15.8 million for 2000 and $1.7 million for 2001. The Company is currently contesting the proposed adjustments through IRS administrative proceedings.

In April 2005, the IRS proposed a similar adjustment in connection with its examination of the Company’s 2002 federal income tax return.  The proposed adjustment would accelerate the tax years in which the Company reports initial franchise fee income for federal tax purposes.  If the IRS is successful, the Company would be required to report additional income for its 2002 tax year of approximately $4.2 million.  The Company’s federal income tax liability with respect to the proposed adjustment, exclusive of interest, penalties and any related state tax liability would be approximately $1.5 million for 2002.

In June 2005, the IRS proposed a similar adjustment in connection with the Company’s 2003 federal income tax return.  The proposed adjustment, if upheld, would accelerate the Company’s 2003 tax year franchise fee income by approximately $1.3 million.  The related federal income tax liability would be $0.5 million.

For the tax years under audit, and potentially for subsequent tax years, such proposed adjustments could result in material cash payments by the Company. The Company has previously recorded in its consolidated financial statements the expected federal and state deferred income tax liability. The proposed adjustments relate only to the timing of when the taxes are paid. Although the Company cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

In addition, the Company has recorded contingency reserves for interest, penalties and any related state tax liabilities for the tax years under audit.  As of June 30, 2005, the Company believes these tax contingency reserve estimates are adequate to cover interest, penalties and any related state tax liabilities for the years 2000, 2001, 2002 and 2003.  However, inherent uncertainties exist in estimates of tax contingencies.  Therefore, higher actual interest, penalties and any related state tax liabilities paid by the Company could adversely affect our reported results.

6.     New Accounting Pronouncements:   On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Statement 123(R). Under the new rule, the Company is required to adopt Statement 123(R) in the first quarter of 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the effect of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 to our Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot determine what the exact amounts will be in the future, because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.4 million, and $0.8 million for the six months ended June 30, 2005 and 2004, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Restaurant Data
Effective restaurants(a)
Franchise	1,042	987	1,038	983
Company	9	32	9	37
Area license	150	145	149	145
Total	1,201	1,164	1,196	1,165
System-wide(b)
Sales percentage change(c)	5.6%	8.4%	5.2%	10.4%
Same-store sales percentage change(d)	0.9%	4.2%	0.8%	5.6%
Franchise
Sales percentage change(c)	6.3%	11.6%	6.1%	13.6%
Same-store sales percentage change(d)	0.8%	4.0%	0.8%	5.5%
Company
Sales percentage change(c)	(54.2)%	(61.0)%	(58.7)%	(54.0)%
Same-store sales percentage change(d)	(3.1)%	7.1%	(0.3)%	8.5%
Area License
Sales percentage change(c)	10.0%	16.3%	10.7%	14.3%

(a)           “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)          System-wide sales are retail sales of IHOP restaurants operated by franchisees, area licensees and the Company, as reported to the Company. Franchise restaurant sales were $435.4 million and $871.1 million for the second quarter and first six months of 2005, respectively, and sales at area license restaurants were $46.8 million and $96.6 million for the second quarter and first six months of 2005, respectively. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company.

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

The following table summarizes our restaurant development and franchising activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Restaurant Development Activity
Beginning of period	1,198	1,164	1,186	1,165
New openings
Company-developed	—	2	2	3
Franchisee-developed	11	5	22	7
Area license	2	—	3	3
Total new openings	13	7	27	13
Closings
Company and franchise	(4)	(4)	(6)	(11)
Area license	—	—	—	—
End of period	1,207	1,167	1,207	1,167
Summary-end of period
Franchise	1,045	990	1,045	990
Company	11	32	11	32
Area license	151	145	151	145
Total	1,207	1,167	1,207	1,167
Restaurant Franchising Activity
Company-developed	—	2	3	4
Franchisee-developed	11	5	22	7
Rehabilitated and refranchised	2	2	5	11
Total restaurants franchised	13	9	30	22
Reacquired by the Company	(6)	(3)	(8)	(3)
Closed	(3)	(4)	(5)	(8)
Net addition	4	2	17	11

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

General

Our approach to franchising is similar to that of most franchising systems in the foodservice industry. Franchisees can undertake individual store development or multi-store development. Under the single store development program, the franchisee is required to pay a non-refundable location fee of $15,000. If the proposed site is approved for development, the location fee of $15,000 is credited against an initial franchise fee of $50,000. The franchisee then uses his or her capital and financial resources to acquire the site, build and equip the business and fund working capital needs.

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

The following table represents our development commitments including options as of June 30, 2005.

		Scheduled Opening of Restaurants
	Number of Signed Agreements at 6/30/05	Remainder of 2005	2006	2007	2008 and thereafter	Total
Single-store development agreements	25	18	7	—	—	25
Multi-store development agreements	54	30	47	47	190	314
	79	48	54	47	190	339

Comparison of the second quarter and six months ended June 30, 2005 and 2004

Overview

Our results for the second quarter and first six months of 2005 were impacted by an increase in franchise operations profit, brought on by higher franchise restaurant retail sales and higher fees associated with franchising, along with flat segment expense. In addition, general and administrative expenses decreased for the second quarter of 2005, and increased modestly for the first six months of 2005. A comparison of our financial results for the second quarter and first six months of 2005 to those in 2004 included:

•       An increase in net income of $7.6 million or 173.2% in the second quarter and an increase of $6.7 million or 44.0% in net income for the first six months of 2005;

•       Excluding pre-tax impairment and closure charges of $8.9 million in the second quarter of 2004 and $10.1 million in the first six months of 2004, net income increased by 24.9% to $12.4 million in the second quarter of 2005 and increased by 5.8% to $22.5 million in the first six months of 2005;

•       An increase in franchise operations profit of $2.8 million or 14.7% in the second quarter and $3.4 million or 8.5% in the first six months of 2005; and

•       A decrease in general and administrative expenses for the second quarter of 2005 of $1.5 million or 10.9% and a modest increase of $0.4 million or 1.4% in the first six months of 2005.

Franchise Operations

Franchise revenues consist primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise expenses include advertising expenses, the cost of proprietary products and other franchise related expenses. Key factors which can be used in evaluating and understanding our franchise operations segment include:

•       Franchise retail sales; and

•       Number of restaurants franchised.

Franchise operations profit, which is franchise revenues less franchise expenses, increased by $2.8 million or 14.7% in the second quarter of 2005 and by $3.4 million or 8.5% in the first six months of 2005 compared to the same periods in 2004. The increase in franchise operations profit was due to the changes in franchise revenues and expenses as discussed below.

Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

Franchise revenues grew by $2.7 million or 7.2% in the second quarter of 2005 and by $4.4 million or 5.8% in the first six months of 2005 compared to the same periods in 2004. Franchise revenues grew primarily due to a 6.1% increase in franchise restaurant retail sales in the first six months of 2005. The 6.1% increase in franchise restaurant retail sales was primarily attributable to the following:

•       Effective franchise restaurants increased by 5.6%; and

•       Same-store sales for franchise restaurants increased by 0.8%.

“Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Effective restaurants increased by 55 or 5.6% in the first six months of 2005 due to the annualized effect of new restaurant development in 2004 and the refranchising of Company-owned restaurants in 2004 and 2005.

Franchise expenses decreased moderately by $0.1 million or 0.6% in the second quarter of 2005 and increased by $1.1 million or 2.9% in the first six months of 2005 compared to the same periods in 2004. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales. Franchise expenses were impacted by lower point-of-sale subsidies the Company provided to franchisees for Micros POS installations, as well as a reduction in advertising expense.

Rental Operations

Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The number of operating leases is the key factor which can be used in evaluating and understanding our rental operations segment.

Rental operations profit, which is rental income less rental expenses, decreased by $0.2 million or 2.6% in the second quarter of 2005 and by $0.8 million or 4.8% in the first six months of 2005 compared to the same periods in 2004. The decrease was impacted primarily by the changes in rental income and expenses discussed below. In addition, the decrease in rental operations profit was impacted by lowered rent margins related to our aggressive refranchising efforts in 2004.

Rental income increased by $0.4 million or 1.2% in the second quarter of 2005 and by $1.0 million or 1.6% in the first six months of 2005 compared to the same periods in 2004. The primary reason for the increase was an increase in the number of effective operating subleases associated with recently refranchised restaurants. The number of effective operating subleases increased by 2.7% to 577 in the second quarter of 2005 compared to 562 in the same period in 2004. In the first six months of 2005 the number of effective operating subleases increased by 3.4% to 578 compared to 559 in the first six months of 2004. Effective capital subleases decreased slightly to 212 in the second quarter of 2005 compared to 219 in the second quarter of 2004. In addition, rental income was impacted by the moderate growth in same-store sales in the second quarter and first six months of 2005.

Rental expenses increased by $0.6 million or 2.6% in the second quarter of 2005 and by $1.9 million or 4.0% in the first six months of 2005 compared to the same periods in 2004. This increase in rental expenses was primarily due to an increase in rental costs associated with an increase in the number of effective operating leases. Effective prime operating leases increased by 1.6% to 509 in the second quarter of 2005 from 501 in the second quarter of 2004, and increased by 2.0% to 511 in the first six months of 2005 from 501 in the first six months of 2004. The increase in effective prime operating leases was a result of restaurants opened in 2004 as well as refranchised restaurants in 2004 and 2005. In addition, rental expenses increased more than rental revenue due to an increase in the number of effective leases and due to rent concessions that we extended on some refranchised restaurants. Effective prime capital leases increased to 292 in the second quarter of 2005 compared to 285 the second quarter of 2004 and increased to 292 in the first six months of 2005 compared to 283 in the same period in 2004.

Company Restaurant Operations

Company restaurant operations is comprised of two separate categories; restaurants in our dedicated Company-operations market in Cincinnati, Ohio and restaurants remaining from our Old Business Model, where the Company developed and financed restaurants. Of the restaurants remaining from our Old Business Model, four are being held for sale as a part of a larger Multi-Store Development Agreement for the state of Alabama. The four Alabama restaurants and the remaining three other non-Cincinnati restaurants will be refranchised in the third quarter of 2005.

Company restaurant sales are retail sales at Company-operated restaurants. Company restaurant expenses are operating expenses at Company-operated restaurants and include food, labor and benefits, utilities, rent and other restaurant operating costs. Key factors which can be used in evaluating and understanding our Company operations segment include:

•       Change in effective Company-operated restaurants;

•       Labor and benefits costs; and

•       Food costs.

Company restaurant operations profit/(loss) is Company restaurant sales less Company restaurant expenses. Company restaurant operations had a profit in the second quarter of 2005 of $18,000 compared to a loss of $0.6 million in the second quarter of 2004. Company restaurant operations loss was $0.8 million in the first six months of 2005 or 60.5% less than the loss of $2.0 million in the first six months of 2004. The improvement in Company operations profit/(loss) in the second quarter and first six months of 2005 was driven primarily by the decrease in effective Company-operated restaurants. In addition, Company-operations profit in the second quarter of 2005 was impacted by improved labor and food cost management in our dedicated Company-operations market in Cincinnati, Ohio, as well as a reversal of a first quarter bonus accrual. Effective Company-operated restaurants decreased by 71.9% and 75.7% in the second quarter and first six months of 2005, respectively. This was due to the refranchising and closure of Company-operated restaurants as a result of our strategic repositioning.

Financing Operations

Financing revenues consist of development and financing fees (which is the portion of franchise fees, under our Old Model, not allocated to the Company’s intellectual property), sales of equipment as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Key factors which can be used in evaluating and understanding our financing operations segment include:

•       Changes in franchise and equipment notes; and

•       Development and financing fees of franchise restaurants, which are based on the number and the average price of Company-developed restaurants franchised.

Financing operations profit, which is financing revenues less financing expenses, decreased by $0.9 million or 19.7% in the second quarter of 2005 and by $0.9 million or 10.4% in the first six months of 2005 compared to the same periods in 2004. The decrease in franchise operations profit was primarily due to the decrease in franchise and equipment note interest as a result of declining long-term note balances.

Financing revenues decreased by $1.8 million or 22.0% in the second quarter of 2005 and by $3.7 million or 20.6% in the first six months of 2005 compared to the same periods in the prior year. The decrease in revenues was primarily due to the decrease in financing and development fees associated with a decline in the number of Company-developed and rehabilitated and refranchised restaurants to two in the second quarter of 2005 compared to four in the second quarter of 2004. In the first six months of 2005, there were eight Company-developed and rehabilitated and refranchised restaurants compared to 15 in the first six months of 2004. In addition, franchise and equipment note interest decreased due to the expected reduction in franchise fee note balances.

Financing expenses decreased by $0.9 million or 24.8% in the second quarter of 2005 and by $2.8 million or 31.1% in the first six months of 2005 compared to the same periods in 2004. This is primarily due to a decrease in equipment costs associated with the decreased number of Company-developed and rehabilitated and refranchised restaurants.

General and Administrative Expenses

General and administrative expenses decreased by $1.5 million or 10.9% in the second quarter of 2005, and essentially remained flat in the first six months of 2005 compared to the same periods in the prior year. The decrease in general and administrative expenses in the second quarter of 2005 was primarily due to the following:

•       Decreased legal professional service expense due to credits received for legal expenses incurred in earlier periods;

•       Decreased field bonus payouts; and

•       Decreased recruiting and relocation expenses.

The decreased expenses in the second quarter of 2005 helped to offset the increases the Company experienced in the first quarter of 2005. Thus, general and administrative expenses for the first six months of 2005 increased modestly compared to the first six months of 2004. The increase was primarily due to increased depreciation and amortization expenses associated with information technology investments and increased expenses related to our Long Term Incentive Plan, which were partially offset by decreased field bonus payouts.

Impairment and Closure Charges

Impairment and closure charges decreased by $9.3 million or 92.0% in the first six months of 2005 compared to the same period in 2004. Impairment and closure charges in the first six months of 2004 included an $8.9 million charge for long-lived asset impairments on 14 restaurants the Company recorded in the second quarter of 2004. The Company closed eight of these restaurants in the third quarter of 2004. The decision to close the restaurants was a result of a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria and represented a change in strategy from prior practices. The assets for these restaurants were written down to their estimated fair value in the second quarter of 2004.

Provision for Income Taxes

Our effective tax rate for the second quarter and first six months of 2005 was 38.3% compared to 37.5% for the second quarter and first six months of 2004. The primary reason for the increase in our effective income tax rate was the reduction of the FICA tax credit associated with the decrease in the number of effective Company-operated restaurants.

Liquidity and Capital Resources

Our cash from operations and principal receipts from notes and equipment contracts receivable are the sources of cash that allow us to pursue our capital investment strategies and to return cash to our stockholders. Accordingly, we have established certain well-defined priorities for our cash flow:

•       Repurchase our common stock in order to return excess capital to our stockholders and provide further capital return to our stockholders through dividends, which we began paying in fiscal 2003;

•       Invest in new assets related to the development of our Company operations market in Cincinnati, Ohio as part of our renewed focus on operational excellence by developing operations initiatives and training programs; and

•       Invest in information technology which includes supporting Point of Sales systems in our franchise restaurants and improving franchisee relations and support at the Restaurant Support Center.

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

Cash provided by operating activities decreased to $26.8 million in the first six months of 2005 from $32.6 million in the same period in 2004. The decrease was primarily due to a cash flow adjustment for $10.1 million in pre-tax impairment and closure charges taken in the first six months of 2004.

As an additional source of liquidity, we have a $25.0 million revolving line of credit which expires in May 2008. Borrowings under the revolving line of credit bear interest at the bank’s reference (prime) rate or, at our option, at the bank’s quoted rate or at a Eurodollar rate. There was no balance outstanding under this agreement at June 30, 2005 nor were there any borrowings under the agreement during the year.

Share Repurchases and Dividends

On December 13, 2004, our Board of Directors approved a 1.0 million share increase in the Company’s total share repurchase authorization. The Company repurchased approximately 0.6 million shares of common stock for $26.1 million in the first six months of 2005 under our stock repurchase program. As of June 30, 2005, we were authorized to repurchase up to 0.7 million shares under our stock repurchase program.

In 2003, the Company began paying a quarterly cash dividend of $0.25 per share of common stock. The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. On July 11, 2005, the Company declared a quarterly cash dividend of $0.25 per common share payable on August 23, 2005, to stockholders of record as of August 1, 2005. Future dividends will be considered after reviewing returns to stockholders, profitability expectations and financing needs. Future dividends will be declared at the discretion of the Board of Directors.

Capital Investment

As a result of the Company strategically shifting its focus from the Old Business Model, where the Company developed and financed restaurants, to the New Business Model, where franchisees develop and finance restaurants, the Company significantly reduced capital expenditures related to restaurant openings.

Capital expenditures were reduced to $2.6 million in the first six months of 2005 from $9.0 million in the first six months of 2004, as a result of the Company’s business model change. In the first six months of 2004 the Company was in the process of completing investment in restaurant development under the Old Business Model.

In 2005, the Company expects to develop two to four restaurants in our new Company operations market in Cincinnati, Ohio. The total capital expenditures associated with the development of these restaurants, our investment in information technology, and other miscellaneous capital expenditures are expected to be approximately $11.0 million to $13.0 million.

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

In April 2005, the IRS proposed a similar adjustment in connection with its examination of the Company’s 2002 federal income tax return.  The proposed adjustment would accelerate the tax years in which the Company reports initial franchise fee income for federal tax purposes.  If the IRS is successful, the Company would be required to report additional income for its 2002 tax year of approximately $4.2 million.  The Company’s federal income tax liability with respect to the proposed adjustment, exclusive of interest, penalties and any related state tax liability would be approximately $1.5 million for 2002.

In June 2005, the IRS proposed a similar adjustment in connection with the Company’s 2003 federal income tax return.  The proposed adjustment, if upheld, would accelerate the Company’s 2003 tax year franchise fee income by approximately $1.3 million.  The related federal income tax liability would be $0.5 million.

For the tax years under audit, and potentially for subsequent tax years, such proposed adjustments could result in material cash payments by the Company. The Company has previously recorded in its consolidated financial statements the expected federal and state deferred income tax liability. The proposed adjustments relate only to the timing of when the taxes are paid. Although the Company cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

In addition, the Company has recorded contingency reserves for interest, penalties and any related state tax liabilities for the tax years under audit.  As of June 30, 2005, the Company believes these tax contingency reserve estimates are adequate to cover interest, penalties and any related state tax liabilities for the years 2000, 2001, 2002 and 2003.  However, inherent uncertainties exist in estimates of tax contingencies.  Therefore, higher actual interest, penalties and any related state tax liabilities paid by the Company could adversely affect our reported results.

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

Workers’ Compensation

The Company uses actuarial estimates as a basis for determining reserves for workers’ compensation losses. Actuarial studies are used to derive maximum remaining losses and most likely projected remaining losses for each plan year for which claims remain open. Due to the uncertainty of remaining losses, the Company uses a midpoint between most likely projected remaining losses and maximum projected remaining losses. As of June 30, 2005, the maximum projected remaining losses for all open years was estimated to be $1.2 million. The most likely projected remaining losses for all open years was estimated to be $0.4 million. The Company believes the estimate of workers’ compensation losses of $0.8 million as of June 30, 2005 is appropriate based on the methodology discussed above. However, if actual losses differ from those estimated, the resulting change may produce materially different amounts in Company restaurant expenses and/or general and administrative expenses in the Consolidated Statements of Income.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the effect of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 to our Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot determine what the exact amounts will be in the future, because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.4 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively.

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

Part II. OTHER INFORMATION

Item 1.                        Legal Proceedings.

None.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b)Not applicable

(c)   The following table provides information relating to the Company’s repurchases of stock during the second quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2005 – April 30, 2005	—	$—	—	1,231,310
May 1, 2005 – May 31, 2005	400,600	$43.72	400,600	830,710
June 1, 2005 – June 30, 2005	140,800	$45.56	140,800	689,910
Total	541,400	$44.20	541,400	689,910

(1)          Total number of shares repurchased through June 30, 2005 under the stock repurchase plan announced in January 2003 is 2,910,090. This includes 2,323,690 shares repurchased in 2003 and 2004.

(2)          The above mentioned stock repurchase plan provided for the repurchase of up to 3.6 million shares, which includes a 1.0 million share increase authorized by our Board of Directors on December 13, 2004.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders (the “Meeting”) was held on May 24, 2005. Stockholders voted in person or by proxy for the following purposes:

(a)   Stockholders voted to elect the following directors:

	Votes For	Votes Withheld
Michael S. Gordon	18,760,573	626,039
Larry Alan Kay	18,761,715	624,897
Julia A. Stewart	18,745,515	641,097
Gilbert T. Ray	18,764,017	622,595

The following directors continued in office after the meeting:  H. Frederick Christie, Richard J. Dahl, Patrick W. Rose, Frank Edelstein and Caroline W. Nahas.

(b)   Stockholders voted to approve and ratify the IHOP Corp. 2005 Stock Incentive Plan for Non-Employee Directors. 14,385,965 shares were voted in favor of this proposal, 636,776 shares were voted against, there were 825,886 abstentions and 3,537,985 broker non-votes.

(c)   Stockholders voted to approve and ratify the amendment to the IHOP Corp. 2001 Stock Incentive Plan. 13,954,671 shares were voted in favor of this proposal, 1,076,053 shares were voted against, there were 817,903 abstentions and 3,537,985 broker non-votes.

(d)   Stockholders voted to approve and ratify the appointment of Ernst & Young LLP, as the Company’s independent public accountants for the year ending December 31, 2005. 18,996,341 shares were voted in favor of this proposal, 28,929 shares were voted against, there were 361,342 abstentions, and no broker non-votes.

Item 5.                        Other Information.

None

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

IHOP Corp.
(Registrant)
August 5, 2005	BY:	/s/ JULIA A. STEWART
(Date)		President and Chief Executive Officer (Principal Executive Officer)
August 5, 2005		/s/ THOMAS CONFORTI
(Date)		Chief Financial Officer (Principal Financial Officer)