Form 10-Q
period 2005-09-30
IHOP CORP
filed 2005-11-04
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2005
Common Stock, $.01 par value	18,795,386

IHOP CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$28,084	$44,031
Marketable securities	12,471	14,504
Receivables, net	42,155	44,403
Reacquired franchises and equipment held for sale, net	—	1,116
Inventories	859	148
Prepaid expenses	1,437	2,412
Total current assets	85,006	106,614
Long-term receivables	324,189	337,178
Property and equipment, net	317,212	326,848
Excess of costs over net assets acquired	10,767	10,767
Other assets	49,460	40,270
Total assets	$786,634	$821,677
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$5,951	$5,844
Accounts payable	13,700	17,133
Accrued employee compensation and benefits	8,032	9,185
Other accrued expenses	12,309	11,366
Deferred income taxes	5,796	2,800
Capital lease obligations	4,388	4,025
Total current liabilities	50,176	50,353
Long-term debt, less current maturities	132,208	133,768
Deferred income taxes	60,019	65,185
Capital lease obligations	172,193	173,925
Other liabilities	65,785	58,682
Commitments and contingencies
Stockholders’ equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; September 30, 2005: 22,372,823 shares issued and 18,769,450 shares outstanding; December 31, 2004: 22,252,750 shares issued and 19,957,255 shares outstanding	224	223
Additional paid-in capital	117,681	112,897
Retained earnings	327,287	308,173
Deferred compensation	(833)	(23)
Accumulated other comprehensive loss	(254)	(401)
Treasury stock, at cost (3,603,373 shares and 2,295,495 shares at September 30, 2005 and December 31, 2004, respectively)	(137,852)	(82,015)
Contribution to ESOP	—	910
Total stockholders’ equity	306,253	339,764
Total liabilities and stockholders’ equity	$786,634	$821,677

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Franchise revenues	$43,292	$39,094	$124,076	$115,432
Rental income	33,239	32,447	99,083	97,244
Company restaurant sales	3,574	7,509	11,366	26,378
Financing revenues	11,197	7,493	25,508	25,517
Total revenues	91,302	86,543	260,033	264,571
Costs and Expenses
Franchise expenses	20,720	18,720	58,371	55,642
Rental expenses	24,633	24,057	73,649	71,182
Company restaurant expenses	3,559	8,031	12,153	28,929
Financing expenses	7,532	3,468	13,676	12,055
General and administrative expenses	14,881	15,734	42,958	43,414
Other expense, net	760	1,177	3,545	3,495
Impairment and closure charges	84	3,071	885	13,130
Total costs and expenses	72,169	74,258	205,237	227,847
Income before provision for income taxes	19,133	12,285	54,796	36,724
Provision for income taxes	7,161	4,612	20,820	13,775
Net income	$11,972	$7,673	$33,976	$22,949
Net Income Per Share
Basic	$0.62	$0.38	$1.73	$1.10
Diluted	$0.62	$0.38	$1.71	$1.09
Weighted Average Shares Outstanding
Basic	19,224	20,153	19,660	20,839
Diluted	19,394	20,318	19,858	21,021
Dividends Declared Per Share	$0.25	$0.25	$0.75	$0.75
Dividends Paid Per Share	$0.25	$0.25	$0.75	$0.75

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$33,976	$22,949
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	14,960	13,867
Impairment and closure charges	885	13,130
Deferred income taxes	(2,170)	(4,034)
Contribution to ESOP	—	840
Tax benefit from stock options exercised	837	1,133
Changes in operating assets and liabilities
Receivables	1,855	1,725
Inventories	(711)	307
Prepaid expenses	975	3,015
Accounts payable	(3,433)	(4,286)
Accrued employee compensation and benefits	(1,153)	(2,751)
Other accrued expenses	943	6,768
Other	(1,531)	(824)
Cash flows provided by operating activities	45,433	51,839
Cash flows from investing activities
Additions to property and equipment	(3,476)	(11,601)
Additions to long-term receivables	(305)	(524)
Redemption of marketable securities	2,033	16,955
Proceeds from sale of land and building	890	1,472
Principal receipts from notes and equipment contracts receivable	14,387	15,870
Additions to reacquired franchises and equipment held for sale	(1,871)	(560)
Cash flows provided by investing activities	11,658	21,612
Cash flows from financing activities
Repayment of long-term debt	(1,453)	(1,377)
Principal payments on capital lease obligations	(2,890)	(2,275)
Dividends paid	(14,862)	(15,748)
Purchase of treasury stock	(56,417)	(57,677)
Proceeds from stock options exercised	2,584	3,402
Cash flows used in financing activities	(73,038)	(73,675)
Net change in cash and cash equivalents	(15,947)	(224)
Cash and cash equivalents at beginning of period	44,031	27,996
Cash and cash equivalents at end of period	$28,084	$27,772
Supplemental disclosures
Interest paid (net of amounts capitalized of $175 in 2004)	$20,800	$19,054
Income taxes paid	24,035	13,732
Capital lease obligations incurred	1,508	—

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General:   The accompanying unaudited consolidated financial statements of IHOP Corp. (the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The Company is a tenant under 785 leases and owns 61 properties which are in turn subleased to franchisees. For further information, refer to the consolidated financial statements and footnotes thereto included in IHOP’s annual report on Form 10-K for the year ended December 31, 2004.

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

Information on segments and a reconciliation to income before income taxes are as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2005
Revenues from external customers	$43,292	$33,239	$3,574	$11,197	$—	$91,302
Intercompany real estate charges	—	5,095	84	—	(5,179)	—
Depreciation and amortization	—	1,621	65	—	3,364	5,050
Interest expense	—	5,334	38	2,055	—	7,427
Impairment and closure charges	—	—	84	—	—	84
Provision for income taxes	—	—	—	—	7,161	7,161
Income (loss) before provision for income taxes	22,572	4,681	(44)	3,665	(11,741)	19,133
Three Months Ended September 30, 2004
Revenues from external customers	$39,094	$32,447	$7,509	$7,493	$—	$86,543
Intercompany real estate charges	—	4,977	85	—	(5,062)	—
Depreciation and amortization	—	1,402	189	—	2,944	4,535
Interest expense	—	4,632	174	2,049	—	6,855
Impairment and closure charges	—	—	3,071	—	—	3,071
Provision for income taxes	—	—	—	—	4,612	4,612
Income (loss) before provision for income taxes	20,374	4,574	(601)	4,025	(16,087)	12,285
Nine Months Ended September 30, 2005
Revenues from external customers	$124,076	$99,083	$11,366	$25,508	$—	$260,033
Intercompany real estate charges	—	15,325	215	—	(15,540)	—
Depreciation and amortization	—	4,877	189	—	9,894	14,960
Interest expense	—	16,165	167	6,110	—	22,442
Impairment and closure charges	—	—	885	—	—	885
Provision for income taxes	—	—	—	—	20,820	20,820
Income (loss) before provision for income taxes	65,705	13,632	(943)	11,832	(35,430)	54,796
Nine Months Ended September 30, 2004
Revenues from external customers	$115,432	$97,244	$26,378	$25,517	$—	$264,571
Intercompany real estate charges	—	14,874	380	—	(15,254)	—
Depreciation and amortization	—	4,186	1,069	—	8,612	13,867
Interest expense	—	13,855	680	6,022	—	20,557
Impairment and closure charges	—	—	13,130	—	—	13,130
Provision for income taxes	—	—	—	—	13,775	13,775
Income (loss) before provision for income taxes	59,790	14,620	(2,898)	13,462	(48,250)	36,724

The following table reconciles internal segment profit (loss) to external segment profit (loss):

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations
	(In thousands)
Three Months Ended September 30, 2005
Internal segment profit (loss)	$22,572	$4,681	$(44)	$3,665
Elimination of intercompany real estate charges	—	5,095	84	—
Allocated depreciation charges	—	(1,170)	(25)	—
Income before provision for income taxes	$22,572	$8,606	$15	$3,665
Three Months Ended September 30, 2004
Internal segment profit (loss)	$20,374	$4,574	$(601)	$4,025
Elimination of intercompany real estate charges	—	4,977	85	—
Allocated depreciation charges	—	(1,161)	(6)	—
Income (loss) before provision for income taxes	$20,374	$8,390	$(522)	$4,025
Nine Months Ended September 30, 2005
Internal segment profit (loss)	$65,705	$13,632	$(943)	$11,832
Elimination of intercompany real estate charges	—	15,325	215	—
Allocated depreciation charges	—	(3,523)	(59)	—
Income (loss) before provision for income taxes	$65,705	$25,434	$(787)	$11,832
Nine Months Ended September 30, 2004
Internal segment profit (loss)	$59,790	$14,620	$(2,898)	$13,462
Elimination of intercompany real estate charges	—	14,874	380	—
Allocated depreciation charges	—	(3,432)	(33)	—
Income (loss) before provision for income taxes	$59,790	$26,062	$(2,551)	$13,462

5.    Stock Based Employee Compensation:   In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeds the exercise price the employee must pay for the stock. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through September 30, 2005, consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income, as reported	$11,972	$7,673	$33,976	$22,949
Add stock-based compensation expense included in reported net income, net of tax	—	26	14	81
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(457)	(461)	(1,321)	(1,322)
Net income, pro forma	$11,515	$7,238	$32,669	$21,708
Net income per share—basic, as reported	$0.62	$0.38	$1.73	$1.10
Net income per share—basic, pro forma	$0.60	$0.36	$1.66	$1.04
Net income per share—diluted, as reported	$0.62	$0.38	$1.71	$1.09
Net income per share—diluted, pro forma	$0.59	$0.36	$1.65	$1.03

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

For the tax years under audit, and potentially for subsequent tax years, such proposed adjustments could result in material cash payments by the Company. These cash payments aggregated are approximately $19.5 million exclusive of interest, penalties, and any state income tax liability. The Company has previously recorded in its consolidated financial statements the expected federal and state deferred income tax liability. The proposed adjustments relate only to the timing of when the taxes are paid. Although the Company cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

In addition, the Company has recorded contingency reserves for interest and any related state tax liabilities for the tax years under audit. As of September 30, 2005, the Company believes these tax contingency reserve estimates are adequate to cover interest and any related state tax liabilities for the years 2000, 2001, 2002 and 2003. However, inherent uncertainties exist in estimates of tax contingencies. Therefore, higher actual interest and any related state tax liabilities paid by the Company could adversely affect our reported results.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the effect of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to our Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot determine what the exact amounts will be in the future, because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.8 million, and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively.

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which  requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The Company currently capitalizes rent incurred during the tenant construction phase. The Company plans to adopt this Staff Position in January 2006 and does not believe it will have a material adverse effect on our financial condition or results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Restaurant Data
Effective restaurants(a)
Franchise	1,048	992	1,042	986
Company	7	27	8	33
Area license	151	146	150	145
Total	1,206	1,165	1,200	1,164
System-wide(b)
Sales percentage change(c)	9.6%	8.3%	6.7%	9.7%
Same-store sales percentage change(d)	4.5%	5.3%	2.1%	5.6%
Franchise
Sales percentage change(c)	10.5%	11.6%	7.6%	12.9%
Same-store sales percentage change(d)	4.5%	5.2%	2.1%	5.5%
Company
Sales percentage change(c)	(52.4)%	(62.1)%	(56.9)%	(56.6)%
Area License
Sales percentage change(c)	12.4%	12.7%	11.3%	13.8%

(a)           “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)          System-wide sales are retail sales of IHOP restaurants operated by franchisees, area licensees and the Company, as reported to the Company. Franchise restaurant sales were $460.1 million and $1,331.2 million for the third quarter and first nine months of 2005, respectively, and sales at area license restaurants were $47.1 million and $143.7 million for the third quarter and first nine months of 2005, respectively. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company.

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

The following table summarizes our restaurant development and franchising activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Restaurant Development Activity
Beginning of period	1,207	1,167	1,186	1,165
New openings
Company-developed	—	—	2	3
Franchisee-developed	12	11	34	18
Area license	1	1	4	4
Total new openings	13	12	40	25
Closings
Company and franchise	(2)	(11)	(8)	(22)
Area license	—	—	—	—
End of period	1,218	1,168	1,218	1,168
Summary-end of period
Franchise	1,062	1,001	1,062	1,001
Company	4	21	4	21
Area license	152	146	152	146
Total	1,218	1,168	1,218	1,168
Restaurant Franchising Activity
Company-developed	—	2	3	6
Franchisee-developed	12	11	34	18
Rehabilitated and refranchised	13	5	18	16
Total restaurants franchised	25	18	55	40
Reacquired by the Company	(6)	(3)	(14)	(6)
Closed	(2)	(4)	(7)	(12)
Net addition	17	11	34	22

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

The following table represents our development commitments including options as of September 30, 2005.

		Scheduled Opening of Restaurants
	Number of Signed Agreements at 9/30/05	Remainder of 2005	2006	2007	2008 and thereafter	Total
Single-store development agreements	21	12	9	—	—	21
Multi-store development agreements	60	22	49	52	233	356
	81	34	58	52	233	377

Comparison of the third quarter and nine months ended September 30, 2005 and 2004

Overview

Our results for the third quarter and first nine months of 2005 were impacted by an increase in franchise operations profit, due to higher revenues associated with franchise restaurant retail sales and additional fees from franchising activity. In addition, general and administrative expenses decreased for the third quarter and first nine months of 2005. A comparison of our financial results for the third quarter and first nine months of 2005 to those in 2004 included:

•       An increase in net income of $4.3 million or 56.0% in the third quarter and an increase of $11.0 million or 48.1% in net income for the first nine months of 2005;

•       Excluding pre-tax impairment and closure charges of $3.1 million in the third quarter of 2004 and $13.1 million in the first nine months of 2004, net income increased by 25.4% to $12.0 million in the third quarter of 2005 and increased by 11.9% to $34.5 million in the first nine months of 2005;

•       An increase in franchise operations profit of $2.2 million or 10.8% in the third quarter and $5.9 million or 9.9% in the first nine months of 2005; and

•       A decrease in general and administrative expenses for the third quarter of 2005 of $0.9 million or 5.4% and a decrease of $0.5 million or 1.1% in the first nine months of 2005.

Franchise Operations

Franchise revenues consist primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise expenses include advertising expenses, the cost of proprietary products and other franchise related expenses. Key factors which can be used in evaluating and understanding our franchise operations segment include:

•       Franchise retail sales; and

•       Number of restaurants franchised.

Franchise operations profit, which is franchise revenues less franchise expenses, increased by $2.2 million or 10.8% in the third quarter of 2005 and by $5.9 million or 9.9% in the first nine months of 2005 compared to the same periods in 2004. The increase in franchise operations profit was due to the changes in franchise revenues and expenses discussed below.

Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

Franchise revenues grew by $4.2 million or 10.7% in the third quarter of 2005 and by $8.6 million or 7.5% in the first nine months of 2005 compared to the same periods in 2004. Franchise revenues grew primarily due to an increase in franchise restaurant retail sales of 10.5% in the third quarter of 2005 and an increase of 7.6% in the first nine months of 2005. The increase in franchise restaurant retail sales was primarily attributable to the following:

•       Effective franchise restaurants increased by 5.6% in the third quarter of 2005 and by 5.7% in the first nine months of 2005; and

•       Same-store sales for franchise restaurants increased by 4.5% in the third quarter of 2005 and by 2.1% in the first nine months of 2005.

“Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Effective restaurants increased by 56 or 5.6% in the third quarter of  2005 and by 56 or 5.7% in the first nine months of 2005 due to new restaurant openings in 2005, the annualized effect of new restaurant development in 2004 and the refranchising of Company-owned restaurants in 2004 and 2005. The increase in same-store sales of 4.5% and 2.1% in the third quarter and first nine months of 2005, respectively, was primarily attributable to the positive guest response to our limited time product promotions in the third quarter of 2005.

Franchise expenses increased by $2.0 million or 10.7% in the third quarter of 2005 and increased by $2.7 million or 4.9% in the first nine months of 2005 compared to the same periods in 2004. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales.

Rental Operations

Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The number of operating leases is the key factor which can be used in evaluating and understanding our rental operations segment.

Rental operations profit, which is rental income less rental expenses, increased by $0.2 million or 2.6% in the third quarter of 2005 and decreased by $0.6 million or 2.4% in the first nine months of 2005 compared to the same periods in 2004. The changes were impacted primarily by the changes in rental income and expenses discussed below.

Rental income increased by $0.8 million or 2.4% in the third quarter of 2005 and by $1.8 million or 1.9% in the first nine months of 2005 compared to the same periods in 2004. The increase in the third quarter of 2005 was primarily due to the strong same-store sales performance for the quarter since a significant number of our lease agreements are tied to sales performance. In addition, rental income in the third quarter and first nine months of 2005 was impacted by an increase in the number of effective operating subleases associated with recently refranchised restaurants. The number of effective operating subleases increased by 3.7% to 583 in the third quarter of 2005 compared to 562 in the same period in 2004. In the first nine months of 2005 the number of effective operating subleases increased by 4.5% to 584 compared to 559 in the first nine months of 2004. Effective capital subleases decreased slightly to 210 in the third quarter of 2005 compared to 217 in the third quarter of 2004.

Rental expenses increased by $0.6 million or 2.4% in the third quarter of 2005 and by $2.5 million or 3.5% in the first nine months of 2005 compared to the same periods in 2004. This increase in rental expenses was primarily due to an increase in rental costs associated with an increase in the number of effective operating leases. Effective prime operating leases increased by 2.6% to 513 in the third quarter of 2005 from 500 in the third quarter of 2004, and increased by 2.8% to 515 in the first nine months of 2005 from 501 in the first nine months of 2004. The increase in effective prime operating leases was a result of restaurants opened in 2004 as well as refranchised restaurants in 2004 and 2005. In addition, rental expenses increased more than rental revenue in the first nine months of  2005 due to an increase in the number of effective leases and due to rent concessions that we extended over the intial periods of the leases on some refranchised restaurants. Effective prime capital leases increased to 294 in the third quarter of 2005 compared to 285 in the third quarter of 2004 and increased to 293 in the first nine months of 2005 compared to 283 in the same period in 2004.

Company Restaurant Operations

Company restaurant operations is comprised of two separate categories; restaurants in our dedicated Company-operations market of Cincinnati, Ohio and restaurants remaining from our Old Business Model,

where the Company developed and financed restaurants. All the restaurants remaining from our Old Business Model were refranchised in the third quarter of 2005.

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

•       Labor and benefits costs; and

•       Food costs.

Company restaurant operations profit/(loss) is Company restaurant sales less Company restaurant expenses. Company restaurant operations had a profit in the third quarter of 2005 of $15,000 compared to a loss of $0.5 million in the third quarter of 2004. Company restaurant operations loss was $0.8 million in the first nine months of 2005 or 69.1% less than the loss of $2.6 million in the first nine months of 2004. The improvement in Company operations profit/(loss) in the third quarter and first nine months of 2005 was driven primarily by the decrease in effective Company-operated restaurants. Effective Company-operated restaurants decreased by 74.1% and 75.8% in the third quarter and first nine months of 2005, respectively. This was due to the refranchising and closure of Company-operated restaurants as a result of our strategic repositioning. In addition, Company-operations profit in the second and third quarters of 2005 were impacted by improved labor and food cost management in our dedicated Company-operations market in Cincinnati, Ohio.

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

Financing operations profit, which is financing revenues less financing expenses, decreased by $0.4 million or 8.9% in the third quarter of 2005 and decreased by $1.6 million or 12.1% in the first nine months of 2005 compared to the same periods in 2004. The decrease in financing operations profit was primarily due to the decrease in franchise and equipment note interest as a result of declining long-term note balances.

Financing revenues increased by $3.7 million or 49.4% in the third quarter of 2005 and remained essentially flat in the first nine months of 2005 compared to the same periods in the prior year. The increase in revenues in the third quarter of 2005 was primarily due to the increase in financing and development fees associated with an increase in the number of Company-developed and rehabilitated and refranchised restaurants to 13 in the third quarter of 2005 compared to five in the third quarter of 2004. In the first nine months of 2005, there were 18 Company-developed and rehabilitated and refranchised restaurants compared to 16 in the first nine months of 2004. Financing revenues remained essentially flat in the first nine months of 2005 as a result of the decrease in franchise and equipment note interest due to the expected reduction in franchise fee note balances, which was offset by the increase in financing and development fees in the third quarter of 2005.

Financing expenses increased by $4.1 million or 117.2% in the third quarter of 2005 and by $1.6 million or 13.4% in the first nine months of 2005 compared to the same periods in 2004. This is primarily due to an increase in equipment costs associated with the increased number of Company-developed and rehabilitated and refranchised restaurants. In addition, financing expenses were impacted by increased interest expense associated with our conventional debt.

General and Administrative Expenses

General and administrative expenses decreased by $0.9 million or 5.4% in the third quarter of 2005, and decreased by $0.5 million or 1.1% in the first nine months of 2005 compared to the same periods in the prior year. The decrease in general and administrative expenses in the third quarter and first nine months of 2005 were primarily due to the following:

•       Decreased travel and conference expenses;

•       Decreased management consulting expenses; and

•       Decreased recruiting and relocation expenses.

The decrease in general and administrative expenses in the first nine months of 2005 were partially offset by increased depreciation and amortization expenses associated with information technology investments and increased expenses related to our Performance Share Plans for Executive Management. The increased expenses related to our Performance Share Plans were due to the addition of a second cycle of performance share awards in 2005.

Impairment and Closure Charges

Impairment and closure charges decreased by $3.0 million or 97.3% in the third quarter of 2005, and decreased by $12.2 million or 93.3% in the first nine months of 2005 compared to the same periods in the prior year. Impairment and closure charges in the third quarter and first nine months of 2004 were primarily for the impairment of long-lived assets on 14 restaurants.  The decision to close or impair the restaurants was a result of a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria and represented a change in strategy from prior practices. The assets for these restaurants were written down to their estimated fair value.

Provision for Income Taxes

Our effective tax rate for the third quarter 2005 was 37.4% and 38.0 % for the first nine months of 2005 compared to 37.5% for the third quarter and first nine months of 2004. In the first and second quarters of 2005, the Company’s effective annual tax rate was 38.3%. In the third quarter of 2005 the Company adjusted its effective annual tax rate to reflect its new estimated annual tax rate of 38.0%.

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

Cash provided by operating activities decreased to $45.4 million in the first nine months of 2005 from $51.8 million in the same period in 2004. The decrease was primarily due to a cash flow adjustment for $13.1 million in non-cash pre-tax impairment and closure charges taken in the first nine months of 2004. In addition, the Company recognized a one-time cash benefit in the first quarter of 2004 from taxes prepaid in the fourth quarter of 2003, which we did not benefit from this year.

As an additional source of liquidity, we have a $25.0 million revolving line of credit which expires in May 2008. Borrowings under the revolving line of credit bear interest at the bank’s reference (prime) rate or, at our option, at the bank’s quoted rate or at a Eurodollar rate. There was no balance outstanding under this agreement at September 30, 2005 nor were there any borrowings under the agreement during the year.

Share Repurchases and Dividends

On September 20, 2005, our Board of Directors approved a 1.0 million share increase in the Company’s total share repurchase authorization. The Company repurchased approximately 1.3 million shares of common stock for $56.4 million in the first nine months of 2005 under our stock repurchase program. As of September 30, 2005, we were authorized to repurchase up to an additional 0.9 million shares under our stock repurchase program.

In 2003, the Company began paying a quarterly cash dividend of $0.25 per share of common stock. The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. On October 11, 2005, the Company declared a quarterly cash dividend of $0.25 per common share payable on November 22, 2005, to stockholders of record as of November 1, 2005. Future dividends will be considered after reviewing returns to stockholders, profitability expectations and financing needs. Future dividends will be declared at the discretion of the Board of Directors.

Capital Investment

As a result of the Company strategically shifting its focus from the Old Business Model, where the Company developed and financed restaurants, to the New Business Model, where franchisees develop and finance restaurants, the Company significantly reduced capital expenditures related to restaurant openings.

Capital expenditures were reduced to $3.5 million in the first nine months of 2005 from $11.6 million in the first nine months of 2004, as a result of the Company’s business model change. In the first nine months of 2004 the Company was in the process of completing investment in restaurant development under the Old Business Model. As of September 30, 2005, this process was completed.

In 2005, the Company expects to develop two to four restaurants in our Company operations market in Cincinnati, Ohio. The total capital expenditures associated with the development of these restaurants, our investment in information technology, and other miscellaneous capital expenditures are expected to be approximately $9.0 million to $11.0 million.

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

For the tax years under audit, and potentially for subsequent tax years, such proposed adjustments could result in material cash payments by the Company. These cash payments aggregated are approximately $19.5 million exclusive of interest, penalties, and any state income tax liability. The Company has previously recorded in its consolidated financial statements the expected federal and state deferred income tax liability. The proposed adjustments relate only to the timing of when the taxes are paid. Although the Company cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

In addition, the Company has recorded contingency reserves for interest and any related state tax liabilities for the tax years under audit. As of September 30, 2005, the Company believes these tax contingency reserve estimates are adequate to cover interest and any related state tax liabilities for the years 2000, 2001, 2002 and 2003. However, inherent uncertainties exist in estimates of tax contingencies. Therefore, higher actual interest and any related state tax liabilities paid by the Company could adversely affect our reported results.

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

Self-Insurance Liability

We are self-insured for a portion of our employee workers’ compensation obligations. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liability associated with this program is based on our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not yet reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

The Company uses actuarial estimates as a basis for determining reserves for workers’ compensation losses. Actuarial studies are used to derive maximum remaining losses and most likely projected remaining losses for each plan year for which claims remain open. Due to the uncertainty of remaining losses, the Company uses a midpoint between most likely projected remaining losses and maximum projected remaining losses. As of September 30, 2005, the maximum projected remaining losses for all open years was estimated to be $1.1 million. The most likely projected remaining losses for all open years was estimated to be $0.3 million. The Company believes the estimate of workers’ compensation losses of $0.7 million as of September 30, 2005 is appropriate based on the methodology discussed above. However, if actual losses differ from those estimated, the resulting change may produce materially different amounts in Company restaurant expenses and/or general and administrative expenses in the Consolidated Statements of Income.

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

Certain of our lease agreements contain tenant improvement allowances. For purposes of recognizing incentives, we amortize the incentives over the the shorter of the estimated useful lives or lease term. For tenant improvement allowances, we also record a deferred rent liability or an obligation in our non-current liabilities on the consolidated balance sheets.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the effect of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to our Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot determine what the exact amounts will be in the future, because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.8 million and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively.

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which  requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The Company currently capitalizes rent incurred during the tenant construction phase. The Company plans to adopt this Staff Position in January 2006 and does not believe it will have a material adverse effect on our financial condition or results of operations.

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

Part II. OTHER INFORMATION

Item 1.                        Legal Proceedings.

None.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(a)–(b)Not applicable

(c)          The following table provides information relating to the Company’s repurchases of stock during the third quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2005–July 31, 2005	—	$—	—	689,910
August 1, 2005–August 31, 2005	357,900	42.32	357,900	332,010
September 1, 2005–September 30, 2005	382,500	39.61	382,500	949,510
Total	740,400	$40.92	740,400	949,510

(1)          Total number of shares repurchased through September 30, 2005 under the stock repurchase plan announced in January 2003 is 3,650,490. This includes 2,323,690 shares repurchased in 2003 and 2004.

(2)          The above mentioned stock repurchase plan provided for the repurchase of up to 4.6 million shares, which includes a 1.0 million share increase authorized by our Board of Directors on September 20, 2005.

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

IHOP Corp.
(Registrant)
November 4, 2005	BY:	/s/ JULIA A. STEWART
(Date)		President and Chief Executive Officer (Principal Executive Officer)
November 4, 2005		/s/ THOMAS CONFORTI
(Date)		Chief Financial Officer (Principal Financial Officer)