Form 10-K
period 2005-12-31
IHOP CORP
filed 2006-03-15
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 3, 2005: $861 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2006
Common Stock, $.01 par value	18,432,836

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 17, 2006 (the “2006 Proxy Statement”) are incorporated by reference into Part III.

IHOP CORP. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2005
Table of Contents

PART I

Item 1.                        Business.

a.   General Information

IHOP Corp. (referred to herein as the “Company”) was incorporated under the laws of the State of Delaware in 1976. In July 1991, the Company completed an initial public offering of common stock. There were no significant changes to our corporate structure during the period from 2001 through 2005.

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

This Annual Report on Form 10-K should be read in conjunction with the cautionary statements on page 18 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.—Forward Looking Statements.”

b.   Financial Information about Industry Segments

We identify our segments based on the organizational units used by management to monitor performance and make operating decisions. Our segments are recorded in four categories: franchise operations, rental operations, company restaurant operations and financing operations. The franchise operations segment consists of restaurants operated by our franchisees and area licensees in the United States and Canada. Franchise operations revenue consists primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise operations expenses consist primarily of support for the national advertising fund, the cost of proprietary products and pre-opening expenses. Rental operations revenue consists of revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The company restaurant operations segment consists of company-operated restaurants in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other real estate related costs. Financing operations revenue consists of the portion of franchise fees not allocated to the Company’s intellectual property and sales of equipment as well as interest income from the financing of franchise fees and equipment leases. Financing operations expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Prior period segment information has been restated to conform with the current year presentation. Please see Note 15 to the Consolidated Financial Statements in this Annual Report on Form 10-K for more details.

c.   Narrative Description of Business

General

IHOP Corp. and its subsidiaries develop, franchise and operate International House of Pancakes, or IHOP, restaurants, one of America’s best-known, national, family restaurant chains. At December 31, 2005, there were 1,242 IHOP restaurants. Franchisees operated 1,082 of these restaurants, area licensees operated 153 restaurants, and the Company operated seven restaurants. Franchisees and area licensees are independent third parties who are licensed by us to operate their restaurants using our trademarks, operating systems and methods. IHOP restaurants are located in 48 states and Canada.

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

Restaurant Development

Prior to 2004, we financed and developed the large majority of new IHOP restaurants prior to franchising them (the “Old Business Model”). Under the Old Business Model, when the restaurant was ultimately franchised, we typically became the franchisee’s landlord and equipment lessor. Our new business model (the “New Business Model”) relies on franchisees to find sources of financing and develop IHOP restaurants. Under the New Business Model, we approve the franchisees’ proposed sites but do not contribute capital or become the franchisee’s landlord.

Under the New Business Model, substantially all new IHOP restaurants are financed and developed by franchisees or area licensees. In 2005, our franchisees and area licensees financed and developed 63 additional new restaurants and we developed four restaurants in our new company operations market in Cincinnati, Ohio.

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

Future Restaurant Development

In 2005, we entered into 34 franchise development agreements. As of December 31, 2005, we had signed commitments from our franchisees to build 331 restaurants over the next several years plus options for an additional 46 restaurants. This number includes 15 Single-Store Development Agreements and 66 Multi-Store Development Agreements.

In 2006, we expect to open a total of 64 to 72 new restaurants, as follows: Our franchisees are expected to open approximately 55 to 60 new restaurants, we will open approximately four new restaurants in our dedicated company market in Cincinnati, Ohio and our area licensee in Florida will open approximately five to eight restaurants in 2006. We expect the majority of openings to occur in the second half of 2006.

The following table represents our restaurant development commitments including options as of December 31, 2005.

		Scheduled Opening of Restaurants by
	Number of Signed Agreements at 12/31/05	2006	2007	2008	2009 and thereafter	Total
Single-store development agreements	15	14	1	—	—	15
Multi-store development agreements	66	46	61	55	200	362
	81	60	62	55	200	377

The Company believes in 2006 there are approximately 325 to 650 additional IHOP restaurant opportunities existing in the United States, and is actively recruiting existing and new franchisees to develop these opportunities. We have existing restaurant development commitments including options to bring us within this range.

Franchising

Our franchising activities for the years ended December 31, 2005 and 2004 included both company financed and franchisee financed development. For clarity of presentation, the discussion below is separated between those activities specific to the Old Business Model and those which apply to the New Business Model.

Old Business Model

Under the Old Business Model, when we developed a restaurant, we identified the site for the new restaurant, purchased the site or leased it from a third party, and built the restaurant and equipped it with all required equipment. We selected and trained the franchisee and supervisory personnel who would operate the restaurant. In addition, we financed approximately 80% of the franchise fee and leased the restaurant and equipment to the franchisee. In accordance with U.S. generally accepted accounting principles (herein referred to as “GAAP”), the equipment lease between the Company and the franchisee was treated as a sale in our financial statements.

Our involvement in the development and financing of new restaurants allowed the Company to charge a core franchise fee and development and financing fees totaling $50,000 to $575,000. The franchisee typically paid approximately 20% of the initial franchise fee in cash, and we financed the remaining amount over five to eight years. The financing of the initial franchise fee allowed the Company to derive interest income from the financing of the core franchise fee and development and financing fees, and the leasing of property and equipment to franchisees. We also continue to receive revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant’s sales; (2) income from the leasing of the restaurant property and related equipment; (3) revenue from the sale of certain proprietary products, primarily pancake mixes; (4) a local advertising fee equal to about 2% of the restaurant’s sales, which is usually collected by us and then paid to a local advertising cooperative to cover the cost of media purchases and other advertising expenses; and (5) a national advertising fee equal to 1% of the restaurant’s sales. In some cases, we have agreed to accept reduced royalties for a period of time from franchisees in order to assist them in establishing their businesses, where business conditions justify it.

New Business Model

Under the New Business Model, our approach to franchising is similar to that of most franchising systems in the foodservice industry. Franchisees can undertake individual store development or multi-store development. Under the single-store development program, the franchisee is required to pay a non-refundable location fee of $15,000. If the proposed site is approved for development, the location fee of $15,000 is credited against an initial franchise fee of $50,000. The franchisee then uses his or her own capital and financial resources along with third party financial sources to acquire a site, build and equip the business and fund working capital needs.

In addition to offering franchises for individual restaurants, the Company offers multi-store development agreements. These multi-store development agreements provide franchisees with an exclusive right to develop new IHOP restaurants in designated geographic territories for specified periods of time. Multi-store developers are required to develop and operate a specified number of restaurants according to an agreed upon development schedule. Multi-store developers are required to pay a development fee of $20,000 for each restaurant to be developed under a multi-store development agreement. Additionally, for each store which is actually developed, the franchise developer must pay an initial franchise fee of $40,000 against which the development fee of $20,000 is credited. The number of stores and the schedule of stores to be developed under multi-store development agreements are negotiated on an agreement by agreement basis. The average franchise period under the New Business Model is 20 years. With respect to restaurants developed under the New Business Model, the Company receives continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant’s sales; (2) revenue from the sale of certain proprietary products, primarily pancake mixes; (3) a local advertising fee equal to about 2% of the restaurant’s sales, which is usually paid to a local advertising cooperative; and (4) a national advertising fee equal to 1% of the restaurant’s sales.

In 2005, we began to charge a franchise renewal fee of approximately $50,000 per franchise agreement. This fee was charged to existing franchisees who refranchise their restaurants upon the expiration of the original franchise agreement.

Area License Agreements

We have long-term area licensing agreements covering the state of Florida and the southern-most counties of Georgia and the province of British Columbia, Canada. As of December 31, 2005, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 141 IHOP restaurants and the area licensee for the province of British Columbia, Canada operated or sub-franchised a total of 12 IHOP restaurants. The area license agreements provide for royalties ranging from 0.5% to 2% of sales, and advertising fees of 0.25% of sales and give the area licensees the right to develop new IHOP restaurants in their territories. We also derive revenue from the sale of proprietary products to these area licensees and their sub-franchisees. We treat the revenues from our area licensees as franchise operations revenues for financial reporting purposes.

Company-Operated Restaurants

Company-operated restaurants are comprised of two separate categories: restaurants in our dedicated company-operations market of Cincinnati, Ohio and restaurants returned to the Company by franchisees under our Old Business Model, where the Company developed and financed restaurants. Although the type and number of company-operated restaurants varies from time to time as we develop new restaurants, reacquire franchised restaurants and franchise reacquired restaurants, a strategic evaluation and repositioning effort completed in 2004 resulted in significantly fewer company-operated restaurants than in prior years.

At the end of 2005, the Company operated a total of seven IHOP restaurants. Of these, six are located in Cincinnati, Ohio. The Company expects to open an additional nine to 14 restaurants over the next two to three years. The Company will operate these restaurants in order to highlight best practices in operations and training, and perform various marketing, development and operations tests that can be instructive in the development of new business ideas. Restaurants that we reacquire from franchisees usually require investment in remodeling and rehabilitation before being refranchised. As a consequence, a number of reacquired company-operated restaurants are likely to incur operating losses during the period of their rehabilitation.

Refranchising Program

From time to time, we reacquire restaurants from franchisees for various reasons including franchisees not meeting their financial obligations to the Company. Our strategy is to refranchise restaurants without taking possession of the restaurant whenever possible. However, when it is necessary to take possession, our goal is to refranchise the restaurant as quickly as possible. We never took possession of six of the 26 total restaurants refranchised in 2005. In 2005, the average time from the takeback to refranchising restaurants was approximately one month.

Remodel Program

We require all of our franchisees to periodically remodel their restaurants. In most instances, we require that the restaurants be remodeled at least every five years. In 2004, we finalized our new “ICON” remodel package. We believe that the new “ICON” remodel design will continue to revitalize the IHOP brand and create an environment that our guests can enjoy throughout the day. In 2005, there were 153 remodels completed, bringing the total number of restaurants remodeled under the new “ICON” remodel package to 218. We believe that our franchisees will complete 138 to 146 remodels in 2006.

Composition of Franchise System

The table below sets forth information regarding the distribution of single-store and multi-store franchisees in the IHOP system as of December 31, 2005. It does not include information concerning our area licensees or their sub-franchisees.

Number of Restaurants Held by Franchisee	Franchisees	Percent of Total	Restaurants	Percent of Total
One	198	52.5%	198	18.3%
Two to Five	136	36.1%	373	34.5%
Six to Ten	29	7.7%	212	19.6%
Eleven to Fifteen	5	1.3%	66	6.1%
Sixteen and over	9	2.4%	233	21.5%
Total	377	100.0%	1,082	100.0%

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

The Company has established a rating system whereby all IHOP franchisees are evaluated and graded on important operational standards. The evaluation consists of many factors including consultation, mystery shop and health department scores. The franchisee grades are on an “A” through “F” scale. Our Operations Department works closely with all of our operators in order to improve their scores and grades. However, in the cases of “D” and “F” operators, immediate improvement is expected or proactive efforts are undertaken to remove these operators from our system.

Each franchise restaurant is assigned a Franchise Business Consultant and an Operational Assessment Specialist. The Franchise Business Consultant regularly visits an assigned group of restaurants and is responsible for the achievement of budgeted sales, consultation with franchisees regarding financial, operational, marketing, and human resource objectives, including certification of trainers, and development of strategies and tactics for each franchise restaurant. The Operational Assessment Specialist visits an assigned group of restaurants at least twice a year, and is responsible for conducting operational audits, providing consultation reports, and assessing product quality, quality assurance, equipment, facilities, and management techniques.

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

The Company offers additional training courses periodically throughout the year on subjects such as operations improvement, guest service, leadership, technology in the restaurants, and new menu items.

The IHOP menu offers a large selection of high-quality, moderately priced products designed to appeal to a broad guest base. These include a wide variety of pancakes, waffles, omelets and breakfast specialties, chicken, steak, sandwiches, salads and lunch and dinner specialties. Most IHOP restaurants offer special items for children and seniors at reduced prices. In recognition of local tastes, IHOP restaurants typically offer regional specialties that complement the IHOP core menu. Our Product Research and Development Department works together with franchisees and our Operations and Marketing Departments to continually develop new menu and promotion ideas. These new items are thoroughly evaluated in our test kitchen and in limited regional tests, which include both operational tests and media supported tests, before being introduced throughout the system through core menu updates twice annually. The purpose of adding new items is to enhance the menu through improving existing items and adding new items which will appeal to our customers. All our efforts are based on consumer research, feedback and benchmarking, which help us identify opportunities for improvement to existing items as well as for developing new items.

Mystery Shop Program

The Company utilizes an independent firm to conduct unannounced and anonymous visits to each IHOP restaurant several times each quarter. These “mystery shoppers” provide the Company and our franchisees direct independent feedback at the restaurant on food quality, cleanliness, service and other aspects of the “guest” experience at IHOP restaurants. This on-going independent Mystery Shop Program is designed to give us a better understanding of how our restaurant teams operate and how we measure against our competitors. As a result, we are able to apply the individual feedback from each mystery shop visit at the restaurant level and work closely with our franchisees to develop a specific action plan to improve each restaurant’s performance. This program is incorporated into the Company’s rating system which evaluates and grades all IHOP franchisees. The Company believes improved operations of each individual restaurant through this rating system will provide a basis for continued increases in same-store sales performance over time.

Marketing and Advertising

All IHOP franchisees and company-operated restaurants contribute 2% of sales to local advertising cooperatives. The advertising co-ops use these funds to purchase television advertising time, radio advertising time and place advertisements in printed media or direct mail locally. In addition to these forms of advertising, we encourage other local marketing by our franchisees. These marketing programs often include discount coupons and specials aimed at increasing guest traffic and encouraging repeat business.

In addition, IHOP franchisees and company-operated restaurants contribute 1% of sales to a national advertising fund. In 2005, this was augmented by a re-distribution of funds from local co-op to the national advertising fund. We pursue national television advertising, in recognition of the national scope of the chain and the economies of scale available to national advertisers. Continuing our use of national advertising and our new successful advertising campaign, we implemented four promotions in 2005 supported with national advertising and two others supported with local media. The combined impact of the media spending, the creative campaign and the execution at the store level helped us achieve a system-wide same-store sales increase of 2.9% for the year, on top of the 5.3% increase in 2004.

In 2006, we plan to launch six promotions, four of which will be advertised on national television. We plan to continue to use our very successful “Come hungry. Leave happy.” advertising campaign and our strategy of building on our breakfast strength while growing sales at lunch, dinner and other day parts. With the appeal of limited time offerings unique to IHOP, the power of national advertising and the positive momentum in the field, we expect to continue to drive increased same-store sales throughout our system.

Purchasing

We have entered into supply contracts for pancake mixes and pricing agreements for most major products carried in IHOP restaurants to ensure the availability of quality products at competitive prices. We also have negotiated agreements with food distribution companies to limit markups charged on food and restaurant supplies purchased by individual IHOP restaurants. In some instances, the Company is required to enter into commitments to purchase food and other items on behalf of the IHOP system as a whole for the purpose of supplying limited time promotions. At December 31, 2005, our outstanding purchase commitments were $5.4 million. The Company has developed processes to facilitate the liquidation of these commitments to minimize financial exposure. To take advantage of economies associated with system-wide volume purchasing, the Company and our franchisees have developed procurement processes to secure favorable pricing agreements based on system-wide ordering and ensure availability for most major products carried in IHOP restaurants.

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

Information published in 2005 by The Nations Restaurant News ranked IHOP 23rd out of the top 100 foodservice chains based on estimated fiscal 2004 system-wide sales in the United States. The same publication included nine family restaurant chains in its top 100 chains, and IHOP ranked second in this segment based on system-wide sales.

The Company also competes against other franchising organizations for new franchise developers.

Trademarks and Service Marks

We have registered our trademarks and service marks with the United States Patent and Trademark Office. These include “International House of Pancakes,” “IHOP” and variations of each, as well as “The Never Empty Coffee Pot,” “Rooty Tooty Fresh ‘N Fruity,” and “Harvest Grain ‘N Nut.” We also register new trademarks and service marks from time to time. We are not aware of any infringing uses that could materially affect our business or any prior claim to these marks that would prevent us from using or licensing the use thereof for restaurants in any area of the United States. We have also registered our trademarks and service marks and variations thereof in Canada for use by our current licensees. Where feasible and appropriate, we register our trademarks and service marks in other nations for future use. Our current registered trademarks and service marks will expire, unless renewed, at various dates from 2006 to 2015. We generally apply to renew our active trademarks prior to their expiration.

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

Employees

At December 31, 2005, we employed 897 persons, of whom 269 were full-time, non-restaurant, corporate personnel.

Item 1A.                Risk Factors.

Risks Related to the Food Service Industry.   Food service businesses may be affected by changes in consumer tastes, national, regional and local economic and political conditions, demographic trends, and the impact on consumer eating habits of new information regarding diet, nutrition and health. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants.

Multi-unit food service businesses such as ours can also be materially and adversely affected by widespread negative publicity of any type, but particularly regarding food quality, illness, obesity, injury or other health concerns with respect to certain foods. All restaurants are operated in accordance with uniform operating standards and specifications relating to the quality and preparation of menu items, maintenance, repair and cleanliness of premises. Nevertheless, the risk of food-borne illness cannot be completely eliminated. Any outbreak of such illness attributed to our restaurants or within the food service industry or any widespread negative publicity regarding our brands or the restaurant industry in general could have a material adverse effect on our financial condition or results of operations.

Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses, such as ours, to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, increased cost of food, labor, fuel, utilities, technology, insurance and employee benefits (including increases in hourly wage, and workers’ compensation and other insurance premiums), increases in the number and locations of competing restaurants, regional weather conditions and the availability of experienced management and hourly employees, may also adversely affect the food service industry in general. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or impose practical limits on pricing, either of which could have a material adverse effect on our financial condition and results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond to changing conditions.

Risks Associated with the Implementation of the Company’s Strategic Growth Plan.   The Company relies on franchisees to develop IHOP restaurants. Development involves substantial risks, including the risk of (a) the availability of suitable locations and terms of the sites designated for development, (b) the ability of franchise developers to fulfill their commitments to build new IHOP restaurants in the numbers and time frames covered by their development agreements, (c) the availability of financing to franchisees at acceptable rates and terms, (d) delays in completion of construction, (e) developed properties not achieving desired revenue or cash flow levels once opened, (f) competition for suitable development sites, (g) changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the American with Disabilities Act (ADA), and (h) general economic and business conditions.

Although we intend to manage our future restaurant development to reduce such risks, we cannot assure that present or future development will perform in accordance with our expectations. We cannot assure that the development and construction of the facilities will be completed, or that any such development will be completed in a timely manner. Our inability to expand in accordance with our plans or manage our growth could have a material adverse effect on our results of operations and financial condition.

Risks Related to Entering New Markets.   We cannot assure that we will be able to successfully expand or acquire critical market presence for our brands in new geographic markets, as we may encounter well-established competitors with substantially greater financial resources. Our franchisees may be unable to find attractive locations, acquire name recognition, successfully market our products and attract new customers. Competitive circumstances and consumer characteristics in new market segments and new geographic markets may differ substantially from those in the market segments and geographic markets in which we have substantial experience. We cannot assure that our franchisees will be able to profitably operate new franchised restaurants in new geographic markets. Management decisions to curtail or cease investment in certain locations or markets may result in impairment charges.

Competition.   The restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food. Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick service restaurants, fast-casual restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli, and restaurant services may increase the number of our competitors. Such increased competition could have a material adverse effect on our financial condition and results of operations. Certain of our competitors have introduced a variety of new products and engaged in substantial price discounting in recent years and may continue to do so in the future. We plan to continue our product promotion schedule supported by national and local advertising, as well continuing to strengthen our core menu. However, there can be no assurance of the success of our new products, initiatives or our overall strategies or that competitive product offerings, pricing and promotions will not have an adverse effect upon our results of operations and financial condition.

Risks Related to Advertising.   We plan to continue our advertising campaign “Come hungry. Leave happy.” which we believe resonates positively with our customers, as well as continue to shift advertising expenditures from local market spending to coordinated national spending with the support of our franchisees. Should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase, or our advertising funds decrease for any reason, including implementation of reduced spending strategies, or should our advertising and promotion be less effective than that of our competitors, there could be a material adverse effect on our results of operations and financial condition.

Taxes.   Our income tax provision is based on estimates of federal and state tax liabilities and includes effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expenses allowable for tax purposes. Thus, our income tax provision may vary quarter-to-quarter and year-to-year based on these estimates. We usually file our income tax returns a number of months after our fiscal year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretation of the tax laws. The ultimate outcome of these audits could have an adverse effect upon our results of operations and financial condition.

In addition, our tax contingency reserves result from estimates of potential liabilities resulting from differences between actual and audited results. Changes in the tax contingency reserve result from resolution of audits of prior year filings, the expiration of the statute of limitations, changes in tax laws and current year estimates for asserted and unasserted items. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. Significant changes in our estimates could adversely affect our reported results.

Risks Related to Franchise Operations.   The opening and success of franchised restaurants depends on various factors, including the demand for our franchises and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing and other capabilities of our franchisees and developers. We cannot assure that developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. We cannot assure that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards. In addition, certain federal and state laws govern our relationships with our franchisees. See “Risks Related to Government Regulations” below.

Risks Related to Government Regulations.   The restaurant industry is subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. We and our franchisees are also subject to licensing and regulation by state and local departments relating to health, sanitation and safety standards, and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. The ability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such laws could have an adverse effect on our results of operations. We are also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and on provisions concerning the termination or non-renewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. Changes in, and the cost of compliance with, government regulations could have a material adverse effect on our operations.

Risks Related to the Failure of Internal Controls.   The Company maintains a documented system of internal controls which is reviewed and monitored by the Audit Committee and tested by the Company’s full time Internal Audit Department to meet the Sarbanes-Oxley Act of 2002 standards. The Internal Audit Department reports to the Audit Committee of the Board of Directors. The Company believes it has a well-designed system to maintain adequate internal controls on the business. However, there can be no assurance that there will not be any control deficiencies in the future. Should we become aware of any significant control deficiencies, the Audit Committee will require prompt remediation. We have devoted significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that adequate controls will be effective in preventing fraud. If we fail to maintain an effective system of internal controls, we might not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

The table below shows the location and status of the 1,242 IHOP restaurants as of December 31, 2005:

Location	Franchise	Company- Operated	Area License	Total
United States
Alabama	17	0	0	17
Alaska	1	0	0	1
Arizona	31	0	0	31
Arkansas	10	0	0	10
California	219	0	0	219
Colorado	27	0	0	27
Connecticut	6	0	0	6
Delaware	3	0	0	3
Florida	0	0	138	138
Georgia	51	0	3	54
Hawaii	1	0	0	1
Idaho	8	0	0	8
Illinois	46	0	0	46
Indiana	15	0	0	15
Iowa	8	0	0	8
Kansas	13	0	0	13
Louisiana	17	0	0	17
Maine	1	0	0	1
Maryland	26	1	0	27
Massachusetts	14	0	0	14
Michigan	14	0	0	14
Minnesota	9	0	0	9
Mississippi	9	0	0	9
Missouri	23	0	0	23
Montana	4	0	0	4
Nebraska	6	0	0	6
Nevada	20	0	0	20
New Hampshire	2	0	0	2
New Jersey	35	0	0	35
New Mexico	11	0	0	11
New York	36	0	0	36
North Carolina	30	0	0	30
North Dakota	1	0	0	1
Ohio	17	6	0	23
Oklahoma	18	0	0	18
Oregon	9	0	0	9
Pennsylvania	15	0	0	15
Rhode Island	1	0	0	1
South Carolina	21	0	0	21
South Dakota	2	0	0	2
Tennessee	26	0	0	26
Texas	155	0	0	155
Utah	18	0	0	18
Virginia	44	0	0	44
Washington	26	0	0	26
West Virginia	3	0	0	3
Wisconsin	11	0	0	11
Wyoming	2	0	0	2
International
Canada	0	0	12	12
Totals	1,082	7	153	1,242

As of December 31, 2005, all of the seven company-operated restaurants were located on sites leased by us from third parties. Of the 1,082 franchisee-operated restaurants, 61 were located on sites owned by us, 776 were located on sites leased by us from third parties and 245 were located on sites owned or leased by franchisees. All of the restaurants operated by area licensees were located on sites owned or leased by the area licensees.

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

We currently lease our principal corporate offices in Glendale, California under a lease expiring in June 2010. We also lease small executive suite space in various cities across the United States for use as regional offices.

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

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “IHP”. As of January 31, 2006, there were approximately 6,511 stockholders of record.

The following table sets forth the high and low prices of our common stock for each quarter of 2005 and 2004 as reported by the NYSE.

	Fiscal Year 2005			Fiscal Year 2004
	Prices		Dividends	Prices		Dividends
Quarter	High	Low	Paid	High	Low	Paid
First	$50.50	$39.90	$0.25	$39.30	$32.78	$0.25
Second	50.34	38.50	0.25	38.43	33.53	0.25
Third	46.05	37.97	0.25	38.49	34.51	0.25
Fourth	49.46	39.03	0.25	43.40	37.20	0.25

In March 2003, the board of directors first declared a cash dividend of $0.25 per common share, which was paid in May 2003. At that time, the board of directors indicated its intention to declare and pay recurring quarterly dividends in the future, subject to the discretion of the board of directors and the Company’s earnings, financial condition, cash requirements, future prospects and other factors. The Company has paid regular quarterly dividends of $0.25 per common share since May 2003.

On January 9, 2006, the Company declared a quarterly cash dividend of $0.25 per common share payable February 22, 2006, to stockholders of record as of February 1, 2006.

The following table provides information relating to the Company’s repurchases of stock during the fourth quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2005—October 31, 2005	20,000	$39.79	20,000	929,510
November 1, 2005—November 30, 2005	118,000	$46.71	118,000	811,510
December 1, 2005—December 31, 2005	313,800	$47.00	313,800	497,710
Total	451,800	$46.61	451,800	497,710

(1)          Total number of shares repurchased through December 31, 2005 under the stock repurchase plan announced in January 2003 is 4,102,290. This includes 2,323,690 shares repurchased in 2003 and 2004.

(2)          The above-mentioned stock repurchase plan provided for the repurchase of up to 4.6 million shares, which includes a 1.0 million share increase authorized by our Board of Directors on September 20, 2005.

Item 6.                        Selected Financial Data.

Five-Year Financial Summary

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Revenues
Franchise revenues	$167,384	$157,584	$140,131	$123,050	$111,129
Rental income	131,626	131,763	117,258	99,595	84,037
Company restaurant sales	13,964	31,564	74,880	74,433	68,810
Financing revenues	35,049	38,091	72,536	68,796	60,460
Total revenues	348,023	359,002	404,805	365,874	324,436
Costs and expenses
Franchise expenses	78,768	77,402	64,265	55,139	48,269
Rental expenses	98,391	95,392	86,620	73,812	59,882
Company restaurant expenses	15,095	34,701	81,737	78,422	72,819
Financing expenses	20,336	20,674	43,619	38,185	33,442
General and administrative expenses	58,801	59,890	54,575	49,526	41,964
Other expense, net	4,870	2,664	3,867	4,983	3,599
Impairment and closure charges	896	14,112	2,187	450	—
Reorganization charges	—	—	9,085	—	—
Total costs and expenses	277,157	304,835	345,955	300,517	259,975
Income before income taxes	70,866	54,167	58,850	65,357	64,461
Provision for income taxes	26,929	20,746	22,068	24,509	24,173
Net income	$43,937	$33,421	$36,782	$40,848	$40,288
Net income per share
Basic	$2.26	$1.62	$1.72	$1.95	$1.98
Diluted	$2.24	$1.61	$1.70	$1.92	$1.94
Weighted average shares outstanding
Basic	19,405	20,606	21,424	20,946	20,398
Diluted	19,603	20,791	21,614	21,269	20,762
Dividends declared per share(a)	$1.00	$1.00	$.75	$—	$—
Dividends paid per share(a)	$1.00	$1.00	$.75	$—	$—
Balance Sheet Data (end of year)
Cash and cash equivalents	$23,111	$44,031	$27,996	$98,739	$6,252
Marketable securities	—	14,504	45,537	—	—
Property and equipment, net	317,959	326,848	314,221	286,226	238,026
Total assets	771,080	821,677	843,004	819,800	641,429
Long-term debt	114,210	133,768	139,615	145,768	50,209
Capital lease obligations	172,681	173,925	177,664	171,170	168,105
Stockholders’ equity(a)	293,846	339,764	382,360	364,389	312,430

(a)           In March 2003, the board of directors declared its first quarterly cash dividend of $0.25 per common share which was paid in May 2003. The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. The board of directors indicated its intention to declare recurring quarterly dividends in the future, however, any future dividend declarations will be made at the discretion of the board of directors and will be based on the Company’s earnings, financial condition, cash requirements, future prospects and other factors.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. Certain forward-looking statements are contained in this report. They use such words as “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: risks associated with the implementation of the Company’s strategic growth plan, the availability of suitable locations and terms of the sites designated for development; the ability of franchise developers to fulfill their commitments to build new IHOP restaurants in the numbers and time frames covered by their development agreements; legislation and government regulation including the ability to obtain satisfactory regulatory approvals; conditions beyond the Company’s control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting the Company’s customer base or food supplies or acts of war or terrorism; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the IHOP and International House of Pancakes brands and concepts by guests and franchisees; the Company’s overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission. Forward-looking information is provided by us pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

General

In January 2003, we announced significant changes in the way we conduct our business. These changes included a transition from company-financed restaurant development (the “Old Business Model”) to a more traditional franchise development model, in which franchisees finance and develop new restaurants (the “New Business Model”). We completed the transition from our Old Business Model to our New Business Model by the end of 2004.

Franchising

Our franchising activities relating to new restaurants for the year ended December 31, 2005 included only franchisee financed development. Our franchising activities for the year ended December 31, 2004 included both company financed and franchisee financed development. For clarity of presentation, the discussion below is separated between those activities specific to the Old Business Model and those which apply to the New Business Model.

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

Our involvement in providing a “turnkey” restaurant opportunity to franchisees allowed us to charge a core franchise fee and development and financing fees totaling $50,000 to $575,000. The franchisee typically paid approximately 20% of the initial franchise fee in cash, and we financed the remaining amount over five to eight years. The financing of the initial franchise fee allowed the Company to derive interest income from the financing of the core franchise fee and development and financing fees, and the leasing of property and equipment to franchisees. We also continue to receive revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant’s sales; (2) income from the leasing of the restaurant property and related equipment; (3) revenue from the sale of certain proprietary products, primarily pancake mixes; (4) a local advertising fee equal to about 2% of the restaurant’s sales, which is usually collected by us and then paid to a local advertising cooperative; and (5) a national advertising fee equal to 1% of the restaurant’s sales. In some cases, we have agreed to accept reduced royalties for a period of time from franchisees in order to assist them in establishing their businesses, where business conditions justify it.

New Business Model

Under the New Business Model, our approach to franchising is similar to that of most franchising systems in the foodservice industry. Franchisees can undertake individual new store development or new multi-store development. Under the single store development program, the franchisee is required to pay a non-refundable location fee of $15,000. If the proposed site is approved for development, the location fee of $15,000 is credited against an initial franchise fee of $50,000. The franchisee then uses his or her own capital and financial resources to acquire the site, build and equip the business and fund working capital needs.

In addition to offering franchises for individual restaurants, the Company offers multi-store development agreements. These multi-store development agreements provide franchisees with an exclusive right to develop new IHOP restaurants in designated geographic territories for a specified period of time. Multi-store developers are required to develop and operate a specified number of restaurants according to an agreed upon development schedule. Multi-store developers are required to pay a development fee of $20,000 for each restaurant to be developed under a multi-store development agreement. Additionally, for each store which is actually developed, the franchise developer must pay an initial franchise fee of $40,000 against which the development fee of $20,000 is credited. The number of stores and the schedule of stores to be developed under multi-store development agreements are negotiated on an agreement by agreement basis. With respect to restaurants developed under the New Business Model, the Company receives continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant’s sales; (2) revenue from the sale of certain proprietary products, primarily pancake mixes; (3) a local advertising fee equal to about 2% of the restaurant’s sales, which is usually paid to a local advertising cooperative; and (4) a national advertising fee equal to 1% of the restaurant’s sales.

While there is no specific profile for franchise candidates, the Company primarily markets franchises to existing operators who currently own and operate one or more restaurants in the IHOP system, and to operators in other non-competing segments of the restaurant business which meet our operating standards. By the end of 2005, approximately 75% of the restaurants in the development pipeline were in the hands of existing franchise developers and 25% in the hands of developers new to the system since the implementation of the New Business Model.

Segment Reporting

Our revenues and expenses are recorded in four categories: franchise operations, rental operations, company restaurant operations and financing operations.

Franchise operations revenue consists primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property.

Franchise operations expenses include contributions to the national advertising fund, the cost of proprietary products, pre-opening training expenses and other franchise related costs.

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

Financing operations revenue consists of the portion of franchise fees not allocated to the Company’s intellectual property and sales of equipment as well as interest income from the financing of franchise fee and equipment leases. Financing operations expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases.

Restaurant Data

The following table sets forth, for each of the past three years, the number of effective restaurants in the IHOP system and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Year Ended December 31,
	2005	2004	2003
Restaurant Data
Effective restaurants(a)
Franchise(b)	1,047	993	919
Company	7	29	72
Area license(b)	151	145	140
Total	1,205	1,167	1,131
System-wide(c)
Sales percentage change(d)	5.4%	11.4%	14.6%
Same-store sales percentage change(e)	2.9%	5.3%	4.8%
Franchise(b)(c)
Sales percentage change(c)(d)	6.2%	14.4%	15.8%
Same-store sales percentage change(e)	2.9%	5.2%	4.7%
Company
Sales percentage change(d)	(55.8)%	(57.8)%	0.6%
Area License(b)(c)
Sales percentage change(c)(d)	8.7%	16.4%	11.6%

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

(c)              System-wide sales are retail sales of IHOP restaurants operated by franchisees, area licensees and the Company, as reported to the Company. Franchise restaurant sales were $455.1 million and $1,786.3 million for the fourth quarter and fiscal year ended December 31, 2005, respectively, and sales at area license restaurants were $47.1 million and $190.9 million for the fourth quarter and fiscal year ended December 31, 2005, respectively. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company.

(d)             “Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category. Our sales percentage changes for the fourth quarter and fiscal year ended December 31, 2004 and the fourth quarter and fiscal year ended December 31, 2005 were impacted by the addition of a 53rd week in fiscal 2004. Once every six years we utilize a 53-week fiscal calendar in order to align our fiscal year end to the calendar year. As a result of the 53rd week, we recorded an additional week of retail sales in fiscal 2004 compared to 2003 and 2005.

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

The following table summarizes our restaurant development and franchising activity:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Restaurant Development Activity
Beginning of year	1,186	1,165	1,103	1,017	968
New openings
Company-developed	4	6	56	85	76
Franchisee-developed(a)	58	35	13	10	12
Area license(a)	5	6	5	6	5
Total new openings	67	47	74	101	93
Closings
Company and franchise	(11)	(26)	(12)	(13)	(11)
Area license	—	—	—	(2)	(33)
End of year	1,242	1,186	1,165	1,103	1,017
Summary—end of year
Franchise(a)	1,082	1,028	979	890	812
Company	7	10	44	76	72
Area license(a)	153	148	142	137	133
Total	1,242	1,186	1,165	1,103	1,017
Restaurant Franchising Activity
Company-developed	3	8	72	79	74
Franchisee-developed(a)	58	35	13	10	12
Rehabilitated and refranchised	26	33	19	10	9
Total restaurants franchised	87	76	104	99	95
Reacquired by the Company	(23)	(12)	(11)	(10)	(12)
Closed	(10)	(15)	(4)	(11)	(7)
Net addition	54	49	89	78	76

(a)           We historically reported restaurants in Canada as franchise restaurants although the restaurants were operated under an area license agreement. Beginning with 2004, Canadian restaurants are reported as “Area License.” Prior year information has been restated to conform to the current year presentation.

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

The Company uses actuarial estimates as a basis for determining reserves for workers’ compensation losses. Actuarial studies are used to derive maximum remaining losses and most likely projected remaining losses for each plan year for which claims remain open. Due to the uncertainty of remaining losses, the Company uses a midpoint between most likely projected remaining losses and maximum projected remaining losses. As of December 31, 2005, the maximum projected remaining losses for all open years was estimated to be $1.1 million. The most likely projected remaining losses for all open years was estimated to be $0.2 million. The Company believes the estimate of workers’ compensation losses of $0.7 million as of December 31, 2005 is appropriate based on the methodology discussed above. However, if actual losses differ from those estimated, the resulting change may produce materially different amounts in company restaurant expenses and/or general and administrative expenses in the Consolidated Statements of Income.

Income Taxes

We provide for income taxes based on our estimate of federal and state tax liabilities. Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expense allowable for tax purposes. We usually file our income tax returns a number of months after our fiscal year-end. All tax returns are subject to audit by federal and state governments one or more years after the returns are filed and could be subject to differing interpretation of the tax laws.

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

Leases

We lease most of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. We recognize rent expense for our operating leases, which have escalating rentals over the term of the lease, on a straight-line basis over the initial term. In addition, the lease term is deemed to commence when we take physical possession of the leased property. We historically capitalized the straight-line rent amounts during the construction period of leased properties. Straight-line rent subsequent to the construction period and prior to the restaurant opening was recognized as expense. However, in accordance with FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” beginning in January 2006, straight-line rent amounts are expensed during the construction period of leased properties. We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of our leases as either operating or capital. Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they accrue.

Certain of our lease agreements contain tenant improvement allowances. For purposes of recognizing incentives, we amortize the incentives over the shorter of the estimated useful lives or lease term. For tenant improvement allowances, we also record a deferred rent liability or an obligation in our non-current liabilities on the consolidated balance sheets.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Statement 123(R). Under the new rule the Company is required to adopt Statement 123(R) in the first quarter of 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the effect of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our Consolidated Financial Statements. The estimated impact in 2006 based on unvested stock options outstanding at December 31, 2005 is approximately $1.9 million. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot determine what the exact amounts will be in the future, because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.6 million and $1.7 million for the fiscal year ended December 31, 2005 and 2004, respectively.

In October 2005, FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005 and retrospective application is permitted but not required. The Company currently capitalizes rent incurred during the tenant construction phase. The Company adopted this Staff Position in January 2006, and does not believe it will have a material adverse effect on our financial condition or results of operations.

In May 2005, FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable, and is effective for accounting changes and corrections of errors made in fiscal years beginning after

December 15, 2005. The Company does not believe adoption of this statement will have a material adverse effect on its financial condition or results of operations.

Comparison of the fiscal years ended December 31, 2005 and 2004

Strategic Direction and 2005 Financial Performance

In 2005, the Company executed strategies focused on three key financial levers of our business—development of restaurants, growth of same-store sales and management of our general and administrative expenses. They included: improving the operational performance of our restaurants, energizing the IHOP brand and maximizing franchise development.

In an effort to improve the operational performance of our restaurants, the Company continued its rating scale for each of its franchisees, whereby all franchisees are evaluated and rated on a quantifiable “A” through “F” scale. We are working to bring up the ratings of the IHOP system through the involvement of our field organization, and if necessary, through the targeted removal of poor performing franchisees (franchisees rated “D” or “F”). In 2005, we supported operational excellence with a focus on improving our “C” operators. We helped our “C” operators to improve their restaurant operations by providing new and better tools that included enhanced training, technology applications and “best practices” in operations for improved execution at franchised restaurants. At the end of 2005, 87% of our franchisees were “A” or “B” operators with the remainder “C” operators. There were practically no “D” or “F” operators.

To enhance the IHOP brand in 2005, we continued our advertising campaign “Come hungry. Leave happy.” which we believe resonates positively with our customers. In addition, we believe we can improve the effectiveness of our advertising spending and drive same-store sales by continuing to shift advertising expenditures from local market spending to coordinated national spending. In 2005, we devoted a substantial portion of our advertising budget to expand our national advertising through the application of the 1% of sales contribution as well as a re-distribution of a portion of funds previously earmarked for local advertising spending. We also continued with the regular product promotion schedule with six such promotions in 2005. Four of these promotions were supported with national advertising. We believe regular new product news will give customers new reasons to visit IHOP, which should improve same-store sales performance. Finally, we continued to strengthen our core menu—both the design of the menu and the appeal of items on the menu. We believe a more attractive “look and feel” of the menu coupled with better items on the menu will result in more visits to IHOP restaurants by customers. In addition, we implemented a twice annual core menu update in 2005 to enhance the appeal of our menu to our guests. We supported our brand energizing efforts with the implementation of our new remodel package during 2005. There were 153 restaurants remodeled in 2005. In 2006, we expect approximately 138 to 146 restaurants to be remodeled. The continued rollout of our new remodel package will play an important role in revitalizing the IHOP brand in the eyes of our guests, and create an environment they can enjoy throughout the day. In the first quarter of 2006, we expect to rollout the new restaurant building prototype that will present an environment that is more conducive to lunch and dinner dining, and is supportive of IHOP’s long-term vision for the future.

Finally, in completing the transition to franchise development, our goal is to maximize the number of restaurants that will be developed by our franchisees under our new development paradigm. To accomplish this, we plan to provide all the operational, marketing and financial analysis tools that prospective franchise developers need to maximize their development opportunity. We also plan to reach out to potential franchise developers both within and outside the IHOP system to help us achieve our unit development goals as quickly as possible.

Additionally in 2005, our general and administrative spending decreased due to proactive management efforts. Included in these efforts were reduced travel and meeting expenses, savings in recruiting and relocation expenses and reduced management consulting fees. These savings were partially offset by increases in depreciation and amortization related to information technology investment, among other factors. Keeping the growth rate of general and administrative spending below the growth rate of segment profitability to provide operating leverage is a critical component of our strategic financial formula.

Overview

Our 2005 financial results were favorably impacted by an increase in franchise operations profit, due to higher revenues associated with franchise restaurant retail sales and additional fees from franchising activity. In addition general and administrative expenses decreased in 2005 compared to 2004. Also, the Company benefited from the exclusion of the one-time charge for strategic repositioning of company-operated restaurants. A comparison of our financial results for 2005 to those in 2004 included:

•       An increase in net income of $10.5 million or 31.5% to $43.9 million in 2005 from $33.4 million in 2004;

•       An increase in net income per diluted share of $0.63 or 39.1% to $2.24;

•       An increase in same-store sales of 2.9%;

•       A decrease in cash flows provided by operating activities in 2005 to $55.4 million, compared to $67.0 million in 2004; and

•       A decrease in general and administrative expenses of $1.1 million or 1.8% to $58.8 million in 2005 compared to $59.9 million in 2004.

Franchise Operations

Franchise revenues consist primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise expenses include contributions to the national advertising fund, the cost of proprietary products, pre-opening training expenses and other franchise related expenses. Key factors which can be used in evaluating and understanding our franchise operations segment include:

•       Franchise retail sales; and

•       Number of restaurants franchised.

Franchise operations profit, which is franchise revenues less franchise expenses, increased by $8.4 million or 10.5% in 2005 compared to 2004. The 10.5% increase in franchise operations profit was due to the changes in franchise revenues and expenses discussed below.

Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

Franchise revenues grew by $9.8 million or 6.2% in 2005 compared to 2004. Franchise revenues grew primarily due to a 6.2% increase in franchise restaurant retail sales and higher fees associated with the sale of franchise developed restaurants. In 2005 there were 58 franchised developed restaurants compared to 35 in 2004. The 6.2% increase in franchise restaurant retail sales was primarily attributable to the following:

•       Effective franchise restaurants increased by 5.4%; and

•       Same-store sales for franchise restaurants increased by 2.9%.

“Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Effective restaurants increased by 54 or 5.4% due to new restaurant openings in 2005 and the annualized effect of new restaurant development in 2004, as well as restaurants refranchised in 2004.

The Company believes the increase in same-store sales was driven by menu price increases, new product promotions, a fourth flight of national advertising and a focus on operations excellence. During the first half of 2005, same-store sales performance came in at 0.8% with average check increases offsetting declines in traffic. Beginning in the second half of the year, with the introduction of “Funnel Cake Carnival” and “French Toast Festival,” the Company regained momentum ending the year with same-store sales of 2.9% and reversing negative traffic trends in the first half of the year with positive traffic performance in the second half. The Company believes these campaigns contributed to increases in check averages and guest traffic by creating new product news and another reason for our customers to visit. In 2005 there were four flights, or schedules, of advertising supported by national television.

In addition, in 2005 the Company continued its Mystery Shop Program. Under this program, the Company has engaged an independent firm to conduct unannounced and anonymous visits to each IHOP restaurant several times each quarter. These “mystery shoppers” provide the Company and our franchisees direct independent feedback at the restaurant level on food quality, cleanliness, service and other aspects of the guests’ experience at IHOP restaurants. A total of approximately 18,000 mystery shops were done in 2005 on all the restaurants in the IHOP system, averaging 15 shops for the year for each restaurant. This program is incorporated into the Company’s rating system which evaluates and grades all IHOP franchisees. The Company believes improved operations of each individual restaurant through this rating system will provide a basis for continued increases in same-store sales performance over time. In addition, franchise operations profit was impacted by the 53rd week in 2004, which added approximately $1.5 million in pretax profit in 2004.

Franchise expenses increased by $1.4 million or 1.8% in 2005 compared to 2004. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales. The increase in franchise expenses was primarily a result of the 6.2% increase in franchise restaurant retail sales. This increase was partially offset by lower point-of-sale subsidies the Company provided to franchisees for Micros point-of-sale system installations. In addition, franchise expenses were impacted by a reduction in company contributions to the national advertising fund. We are obligated to pay 3% of retail sales on behalf of our franchisees towards advertising and certain other expenses relating to the operation of our Marketing Department. The additional advertising expense in 2004 was above and beyond the 3% contractual obligation and was in support of our strategic decision to strengthen our IHOP brand.

Rental Operations

Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The number of prime leases and subleases on franchised restaurants are the key factors which can be used in evaluating and understanding our rental operations segment.

A prime lease is a lease between the Company and a third party, the landlord, whereby the Company pays rent to the landlord. Restaurants on these leases are either subleased to a franchisee or operated by the Company. A sublease is a lease between the Company and a franchisee, whereby the franchisee pays rent to the Company.

Rental operations profit, which is rental income less rental expenses, decreased by $3.1 million or 8.6% in 2005 compared to 2004. This 8.6% decrease was due to the changes in rental income and expenses discussed below. In addition, our rental segment was impacted by lowered rent margins related to our aggressive refranchising efforts in 2004. The lowered rent margins were a result of rent concessions that we extended on some refranchised restaurants in 2004 and 2005.

The following table represents the number of effective prime leases and subleases for both lease types, capital and operating, as of December 31, 2005:

	Prime Lease		Sublease
	2005	2004	2005	2004
Capital	293	285	211	218
Operating	518	503	587	561
Total	811	788	798	779

Rental income decreased by $0.1 million or 0.1% in 2005 compared to 2004. The decrease in rental income was primarily due to a decrease in interest income from capital leases, resulting from a decrease in effective capital subleases. In addition, rental income in 2005 was reduced by $1.3 million due to the write-off of deferred rent resulting from terminated subleases on restaurants reacquired. Deferred rent on operating subleases is the difference between straight-line rent and the actual amount received. This was partially offset by the increase in rental income associated with the number of effective operating subleases. In addition, 2004 benefited by the 53rd week which added approximately $2.0 million in revenue in 2004 due to the collection of an extra week of rent.

Rental expenses increased by $3.0 million or 3.1% in 2005 compared to 2004. This increase in rental expenses was primarily due to an increase in rental costs associated with an increase in the number of effective capital and operating prime leases due to our refranchising activity in 2004 and 2005. The increase in effective capital and operating prime leases was also a result of restaurants opened in 2004.

Company Restaurant Operations

Company restaurant operations is comprised of two separate categories: restaurants in our dedicated company-operations market of Cincinnati, Ohio, and restaurants returned to the Company by franchisees under our Old Business Model, where the Company developed and financed restaurants.

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

•       Labor and benefits costs; and

•       Food costs.

Company restaurant operations loss, which is company restaurant sales less company restaurant expenses, was $1.1 million in 2005 or 63.9% lower than the loss of $3.1 million in 2004. The improvement in company operations loss in 2005 was driven primarily by the decrease in effective company-operated restaurants. Effective company-operated restaurants decreased by 75.9% in 2005 compared to 2004. This was due to the refranchising and closure of company-operated restaurants as a result of our strategic repositioning in 2004.

Financing Operations

Financing revenues consist of development and financing fees (which, under our Old Model, is the portion of franchise fees not allocated to the Company’s intellectual property) and sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Key factors which can be used in evaluating and understanding our financing operations segment include:

•       Changes in franchise and equipment notes; and

•       Development and financing fees of franchise restaurants, which are based on the number and the average price of company-developed restaurants franchised.

Financing operations profit, which is financing revenues less financing expenses, decreased by $2.7 million or 15.5% in 2005 compared to 2004. This 15.5% decrease in financing operations profit was primarily due to the decrease in franchise and equipment note interest as a result of declining long-term note balances. In addition, our financing segment in 2004 was impacted by the 53rd week which added approximately $0.5 million in pretax profit in 2004.

Financing revenues decreased by $3.0 million or 8.0% in 2005 compared to the prior year. The decrease in revenues was primarily a result of the decrease in franchise and equipment note interest due to the expected reduction in franchise fee note balances. In addition, financing revenues were impacted by a decrease in the number of company-developed and rehabilitated and refranchised restaurants. There were 29 company-developed and rehabilitated and refranchised restaurants in 2005 compared to 41 in 2004. This was a result of the transition to the New Business Model from our Old Business Model as well as a reduction in the number of restaurants refranchised in 2005 versus 2004.

Financing expenses decreased by $0.3 million or 1.6% in 2005 compared to 2004. This is primarily due to a decrease in equipment costs associated with the decreased number of company-developed and franchised restaurants. In addition, financing expenses were impacted by increased interest expense as a result of the variable interest rate associated with some of our conventional debt.

General and Administrative Expenses

General and administrative expenses decreased by $1.1 million or 1.8% in 2005 as a result of a proactive cost management effort undertaken in 2005 to offset soft same-store sales performance in the first half of the year. The decrease in general and administrative expenses was primarily due to the following:

•       Decreased travel and conference and management consulting expenses; and

•       Decreased recruiting and relocation expenses primarily due to the relocation expenses incurred in 2004 for the development of our dedicated market in Cincinnati.

The decrease in general and administrative expenses listed above in 2005 was partially offset by increased depreciation and amortization expenses associated with information technology investments and increased expenses related to our Performance Share Plans for Executive Management. The increased expenses related to our Performance Share Plans were due to the addition of a second cycle of performance share awards in 2005. The Company expects to resume some general and administrative spending growth in 2006 to support essential new initiatives.

Impairment and Closure Charges

Impairment and closure charges decreased to $0.9 million in 2005 from $14.1 million in 2004. Impairment and closure charges in 2005 included the impairment of long lived assets on one restaurant closed in 2005, and impairment losses on six restaurants in which the reacquisition values exceeded the historical resale values. Impairment and closure charges in 2004 were primarily for the impairment of long lived assets on 14 restaurants. The decision to close or impair the restaurants in 2004 was a result of a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria and represented a change in strategy from prior practices. The assets for these restaurants were written down to their estimated fair value.

Provision for Income Taxes

Our effective tax rate for 2005 was 38.0% compared to 38.3% in 2004.

Balance Sheet Accounts

Cash and cash equivalents at December 31, 2005 decreased to $23.1 million from $44.0 million at December 31, 2004, primarily due to the repurchase of shares in 2005 at an aggregate cost of $77.5 million under our stock repurchase program exceeding the increase in cash generated from operations and the pay-down of notes receivable.

There were no marketable securities at December 31, 2005 compared to $14.5 million at December 31, 2004, as marketable securities were sold for cash which was used to repurchase shares in 2005 under our stock repurchase program.

Long-term receivables at December 31, 2005 decreased to $319.3 million from $337.2 million at December 31, 2004 due primarily to the pay-down of principal by franchisees in the amount of $19.4 million. This was partially offset by an increase of $13.0 million in franchise fee and equipment leases receivable brought about through our refranchising of company-operated restaurants.

Other assets at December 31, 2005 increased to $52.5 million from $40.3 million at December 31, 2004, primarily due to an $11.6 million increase in deferred rent on operating subleases. Rental income on operating subleases is reflected in the income statement on a straight-line basis in accordance with GAAP. Deferred rents on operating subleases is the difference between straight-line rents and the actual amounts received. Deferred rents on operating subleases will continue to increase until the straight-line rents equal the actual amounts received, after which deferred rents will begin to decrease. As a result of refranchising efforts in 2005, the Company had 28 new operating subleases.

Other liabilities at December 31, 2005 increased to $67.1 million from $58.7 million at December 31, 2004, primarily due to a $6.5 million increase in deferred rent on operating prime leases. Rental expense on operating prime leases is reflected in the income statement on a straight-line basis over the life of the lease excluding options in accordance with GAAP. Deferred rents on operating prime leases is the difference between straight-line rents and the actual amounts paid. Deferred rents on operating prime leases will continue to increase until the straight-line rents equal the actual amounts paid, after which deferred rents will begin to decrease.

Stockholders’ Equity

On September 20, 2005, the Company announced that the Board of Directors had approved a 1.0 million share increase in the Company’s total share repurchase authorization, for a total of 4.6 million shares authorized for repurchase since inception of the program in January 2003. The Company has repurchased approximately 4.1 million shares of its common stock since the inception of the program, resulting in a total of $160.3 million spent on share repurchases. The Company repurchased approximately

1.8 million shares of common stock for $77.5 million in 2005. As of December 31, 2005, we were authorized to repurchase up to an additional 0.5 million shares under our stock repurchase program. Also, in 2003, the Company began paying a quarterly cash dividend of $0.25 per share of common stock. See Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K for more details.

Comparison of the fiscal years ended December 31, 2004 and 2003

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

Franchise Operations

Franchise revenues consist primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise expenses include advertising expense, the cost of proprietary products and other franchise related expenses. Key factors which can be used in evaluating and understanding our franchise operations segment include:

•       Franchise retail sales; and

•       Number of restaurants franchised.

Franchise operations profit, which is franchise revenues less franchise expenses, increased by $4.3 million or 5.7% in 2004 compared to 2003. The 5.7% increase in franchise operations profit was due to the changes in franchise revenues and expenses discussed below. In addition, our franchise operations segment was impacted by the 53rd week in fiscal 2004 which added approximately $1.5 million in pretax profit.

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

Franchise expenses increased by $13.1 million or 20.4% in 2004 compared to 2003. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales. The increase in franchise expenses was primarily a result of the 14.4% increase in franchise restaurant retail sales. In addition, franchise expenses were impacted by point of sale equipment subsidies paid to our franchisees, additional advertising expense, and bad debt expense. We are contractually obligated to pay 3% of retail sales towards advertising. The additional advertising expense that we contributed is above and beyond the 3% contractual obligation and is consistent with our strategic decision to strengthen our IHOP brand.

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

Financing Operations

Financing revenues consist of development and financing fees, which is the portion of the franchise fees not allocated to the Company’s intellectual property and sales of equipment as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Key factors which can be used in evaluating and understanding our financing operations segment include:

•       Changes in franchise and equipment notes; and

•       Development and financing fees of franchise restaurants, which are based on the number and the average price of company-developed restaurants franchised.

Financing operations profit, which is financing revenues less financing expenses, decreased by $11.5 million or 39.8% in 2004 compared to 2003. This 39.8% decrease was due to the changes in financing revenues and expenses discussed below. In addition, our financing segment was impacted by the 53rd week in fiscal 2004 which added approximately $0.5 million in pretax profit.

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

Financing expenses decreased by $22.9 million or 52.6% in 2004 compared to 2003. This is primarily due to a decrease in equipment costs associated with the decreased number of company-developed and franchised restaurants.

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

Stockholders’ Equity

In 2004, the Company announced that the Board of Directors had approved a 1.0 million share increase in the Company’s total share repurchase authorization. This was in addition to the 2.6 million share repurchase authorization approved by the Board of Directors in January 2003. Since the inception of the program in January 2003, the Company has repurchased 2.3 million shares of its common stock, resulting in a total of $82.5 million spent on share repurchases. Also, in 2003, the Company began paying a quarterly cash dividend of $0.25 per share of common stock. See Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K for more details.

LIQUIDITY AND CAPITAL RESOURCES

Our cash from operations and principal receipts from notes and equipment contracts receivable are the sources of cash that allow us to pursue our capital investment strategies and to return cash to our stockholders. Accordingly, we have established certain well-defined priorities for our excess cash flow:

•       Invest in new assets related to the development of our company operations market in Cincinnati, Ohio as part of our renewed focus on operational excellence by developing operations initiatives and training programs;

•       Invest in information technology which includes supporting Point of Sales systems in our franchise restaurants and improving franchisee relations and support at the Restaurant Support Center; and

•  Repurchase our common stock in order to return excess capital to our stockholders and provide further capital return to our stockholders through dividends, which we began paying in 2003.

Sources and Uses of Cash

Our primary sources of liquidity are cash provided by operating activities, the sale or redemption of investment securities and principal receipts from notes and equipment contracts receivable from our franchisees. Principal uses of cash are common stock repurchases, payments of dividends, capital investment, and payments on debt.

Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees. Franchise revenues are royalties and other fees which fluctuate with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP restaurants by our franchisees and by fluctuations in same-store sales.

Cash provided by operating activities decreased to $55.4 million in 2005 from $67.0 million in 2004. The decrease was partially due to a one-time non-cash charge of $14.1 million in 2004. Cash from operations was also impacted by higher advertising and income tax payments in 2005 compared to 2004.

The following table represents the principal receipts on various receivables due from our franchisees as of December 31, 2005:

	Principal Receipts Due By Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)
Equipment leases(1)	$6,467	$6,677	$6,684	$6,857	$6,868	$139,587	$173,140
Direct financing leases(2)	2,023	2,446	3,041	3,602	4,134	107,635	122,881
Franchise notes and other(3)	9,888	8,754	7,474	5,928	4,308	5,340	41,692
Total	$18,378	$17,877	$17,199	$16,387	$15,310	$252,562	$337,713

(1)          Equipment lease receivables extend through the year 2029.

(2)          Direct financing lease receivables extend through the year 2024.

(3)          Franchise note receivables extend through the year 2015.

The decline in principal receipts in future periods primarily reflects the associated decrease in long-term receivables attributable to the Company’s decision to no longer finance the development of franchise restaurants.

Strategic Alternatives

We intend to seek opportunities to leverage our restaurant franchising competencies for growth, including potentially significant investments in, or acquisitions of, other non-competitive concepts where we can do so at a reasonable price. In the event the Company makes a significant investment in, or acquisition of other non-competitive concepts, the Company may need to restructure its existing debt and/or seek additional forms of financing.

Share Repurchases and Dividends

On September 20, 2005, our Board of Directors approved a 1.0 million share increase in the Company’s total share repurchase authorization. The Company repurchased approximately 1.8 million shares of common stock for $77.5 million in 2005 under our stock repurchase program. As of December 31, 2005, we were authorized to repurchase up to an additional 0.5 million shares under our stock repurchase program.

In 2003, the Company began paying a quarterly cash dividend of $0.25 per share of common stock. The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. On January 9, 2006, the Company declared a quarterly cash dividend of $0.25 per common share, which was paid on February 22, 2006, to stockholders of record as of February 1, 2006. Future dividends will be considered after reviewing returns to stockholders, profitability expectations and financing needs. Future dividends will be declared at the discretion of the Board of Directors.

Future share repurchases and dividends could be affected by a restriction on consolidated debt to total capitalization (the “Covenant”) in our $25.0 million non-collateralized revolving credit agreement. This agreement restricts us to a maximum ratio of 45.0% of consolidated debt to total capitalization. Under this agreement consolidated debt includes the sum of long term debt excluding capital leases and current maturities of debt excluding capital lease obligations, less 95% of direct financing leases receivable. Total capitalization is the sum of total consolidated debt and total consolidated tangible net worth, which is shareholders’ equity less intangible assets. This agreement is therefore influenced by additional retained earnings recognized each year. As of December 31, 2005 the ratio of consolidated debt to total capitalization was 40.7%. In addition, there are less restrictive Covenants in the purchase agreements governing our 5.20% senior notes and our 5.88% senior notes which may also restrict the Company’s ability to repurchase stock. We are evaluating the alternatives and implications of addressing the restrictions arising from these Covenants. The results may include the refinancing of the underlying debt and/or amendment of the Covenants.

Capital Investment

As a result of the Company strategically shifting its focus from the Old Business Model, where the Company developed and financed restaurants, to the New Business Model, where franchisees develop and finance restaurants, the Company significantly reduced capital expenditures and restaurant openings in 2005 and 2004 compared to 2003.

Capital expenditures were reduced to $7.4 million in 2005 from $16.6 million in 2004. This reduction in capital expenditures was primarily a result of a reduction in company-developed restaurants. In 2005 there were four company-developed restaurants compared to six in 2004. In addition, three of the four company-developed restaurants in 2005 were turnkey properties, whereby the building development costs were paid by the landlord.

In 2006, the Company expects to develop approximately four restaurants in our dedicated company operations market in Cincinnati, Ohio. The total capital expenditures associated with the development of these restaurants and our investment in information technology in 2006 is expected to be approximately $12.0 million to $14.0 million.

Disclosure of Contractual Obligations

The following are our significant contractual obligations and payments as of December 31, 2005:

	Payments Due By Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Debt excluding capital leases	$27,242	$51,547	$40,153	$45,748	$164,690
Operating leases	61,832	124,287	120,629	801,808	1,108,556
Capital leases	23,363	46,821	47,520	256,632	374,336
Purchase commitments	5,380	—	—	—	5,380
Total minimum payments	117,817	222,655	208,302	1,104,188	1,652,962
Less interest	(26,561)	(48,028)	(40,903)	(112,587)	(228,079)
	$91,256	$174,627	$167,399	$991,601	$1,424,883

Our debt excluding capital leases in the amount of $27.2 million for the first year in the table above includes our first annual installment payments in the amount of $13.6 million on our 5.20% senior notes and our 5.88% senior notes due in October 2006.

Debt Instruments and Related Covenants

As an additional source of liquidity, the Company has a non-collateralized revolving credit agreement with a bank in the amount of $25.0 million with a maturity date of May 31, 2008. Borrowings under the agreement bear interest at the bank’s reference rate (prime) or, at our option, at the bank’s quoted rate or at a Eurodollar rate. A commitment fee of 0.25% per annum is payable on unborrowed funds available under the agreement. The prime rate was 7.25% at December 31, 2005 and 5.25% at December 31, 2004. There was no outstanding balance under the agreement at December 31, 2005, nor were there any borrowings under the agreement during 2005. There was no outstanding balance under the agreement at December 31, 2004 nor were there any borrowings under the agreement during 2004.

Financial covenants in the purchase agreements governing our 5.20% senior notes, our 5.88% senior notes, our 7.42% senior notes, our leasehold mortgage term loans, and our revolving credit agreement require us to maintain minimum fixed charge coverage ratios. As of December 31, 2005, the most restrictive of our covenants with respect to fixed charge coverage ratios were contained in our leasehold mortgage term loans. These loans required the Company to maintain on the last day of each fiscal quarter a fixed charge coverage ratio of at least 1.50 to 1.00 for the four immediately preceding fiscal quarters. At the end of the fourth quarter of 2005, the Company’s fixed charge coverage ratio for the prior four fiscal quarters was only 1.44 to 1.00. This was due to the first annual installment payments in the amount of $13.6 million on our 5.20% senior notes and our 5.88% senior notes becoming current in the fourth quarter of 2005. The leasehold mortgage term loans were amended on February 10, 2006, effective on December 31, 2005, requiring the Company to maintain on the last day of each fiscal quarter a fixed charge coverage ratio of at least 1.30 to 1.00.

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

For the tax years under audit, and potentially for subsequent tax years, such proposed adjustments could result in material cash payments by the Company. These cash payments aggregated are approximately $19.5 million exclusive of interest, penalties, and any state income tax liability. Although the Company is still in the appeals process with the IRS, we have continued to pay taxes over time associated with past deferred tax obligations. As a result, we now anticipate that the Company’s net federal tax obligation to be approximately $10.0 million, if the IRS is successful. The Company has previously recorded in its consolidated financial statements the expected federal and state deferred income tax liability. The proposed adjustments relate only to the timing of when the taxes are paid. Although the Company cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

In addition, the Company has recorded contingency reserves for a portion of potential interest. As of December 31, 2005, the Company believes these tax contingency reserve estimates are adequate to cover interest liabilities for the years 2000, 2001, 2002 and 2003. However, inherent uncertainties exist in estimates of tax contingencies. Therefore, higher actual interest paid by the Company could adversely affect our reported results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company does not hold or issue financial instruments for trading purposes. Our exposure to interest rate risk relates to our $25.0 million revolving line of credit and our $12.0 million mortgage term loan with our banks. Borrowings under the revolving line of credit bear interest at the bank’s reference rate (prime) or, at our option, at the bank’s quoted rate or at a Eurodollar rate. There was no balance outstanding under the revolving line of credit at December 31, 2005 nor were there any borrowings under the agreement during 2005. The mortgage term loan had a balance outstanding of $8.6 million at December 31, 2005 and has a maturity date of May 2013. The loan is collateralized by certain IHOP restaurants. Borrowings under the mortgage term loan bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The applicable margin will be a function of the funded debt to EBITDA ratio, as defined in the loan agreement. This rate was 6.79% at December 31, 2005. The impact on our results of operations due to a hypothetical 1% interest rate change would be immaterial.

In March 2002, we entered into a $17.2 million variable rate term loan also included in leasehold mortgage term loans. This loan, which accrues interest at one-month LIBOR, will amortize over twelve years and has a maturity date of April 1, 2014. The outstanding balance as of December 31, 2005, was $13.5 million. The interest rate was 6.62% at December 31, 2005. The lending institution required us to enter into an interest rate swap agreement for 50% of the loan, or $8.6 million, as a means of reducing our interest rate exposure. This strategy uses an interest rate swap to effectively convert $8.6 million in variable rate borrowings into fixed rate liabilities. The interest rate swap agreement is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this variable rate loan.

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

In some instances, the Company is required to enter into commitments to purchase food and other items on behalf of the IHOP system as a whole in support of our limited time promotions. At December 31, 2005, our outstanding purchase commitments were $5.4 million. The Company has developed processes to facilitate the liquidation of these commitments to minimize financial exposure.

Item 8.                        Financial Statements and Supplementary Data.

IHOP Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$23,111	$44,031
Marketable securities	—	14,504
Receivables, net	43,690	44,403
Reacquired franchises and equipment held for sale, net	273	1,116
Inventories	537	148
Prepaid expenses	2,899	2,412
Total current assets	70,510	106,614
Long-term receivables	319,335	337,178
Property and equipment, net	317,959	326,848
Excess of costs over net assets acquired	10,767	10,767
Other assets	52,509	40,270
Total assets	$771,080	$821,677
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$19,564	$5,844
Accounts payable	15,083	17,133
Accrued employee compensation and benefits	10,745	9,185
Other accrued expenses	9,030	11,366
Deferred income taxes	2,882	2,800
Current portion of capital lease obligations	4,491	4,025
Total current liabilities	61,795	50,353
Long-term debt, less current maturities	114,210	133,768
Deferred income taxes	61,414	65,185
Capital lease obligations, less current maturities	172,681	173,925
Other liabilities	67,134	58,682
Commitments and contingencies (Notes 7 and 14)
Stockholders’ equity
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 2005: 22,464,760 shares issued and 18,409,587 shares outstanding; 2004: 22,252,750 shares issued and 19,957,255 shares outstanding	225	223
Additional paid-in-capital	120,922	112,897
Retained earnings	332,560	308,173
Deferred compensation	(747)	(23)
Accumulated other comprehensive loss	(205)	(401)
Treasury stock, at cost (2005: 4,055,173 shares; 2004: 2,295,495 shares)	(158,909)	(82,015)
Contribution to ESOP	—	910
Total stockholders’ equity	293,846	339,764
Total liabilities and stockholders’ equity	$771,080	$821,677

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues
Franchise revenues	$167,384	$157,584	$140,131
Rental income	131,626	131,763	117,258
Company restaurant sales	13,964	31,564	74,880
Financing revenues	35,049	38,091	72,536
Total revenues	348,023	359,002	404,805
Costs and Expenses
Franchise expenses	78,768	77,402	64,265
Rental expenses	98,391	95,392	86,620
Company restaurant expenses	15,095	34,701	81,737
Financing expenses	20,336	20,674	43,619
General and administrative expenses	58,801	59,890	54,575
Other expense, net	4,870	2,664	3,867
Impairment and closure charges	896	14,112	2,187
Reorganization charges	—	—	9,085
Total costs and expenses	277,157	304,835	345,955
Income before income taxes	70,866	54,167	58,850
Provision for income taxes	26,929	20,746	22,068
Net income	$43,937	$33,421	$36,782
Net income per share
Basic	$2.26	$1.62	$1.72
Diluted	$2.24	$1.61	$1.70
Weighted average shares outstanding
Basic	19,405	20,606	21,424
Diluted	19,603	20,791	21,614
Dividends declared per share	$1.00	$1.00	$0.75
Dividends paid per share	$1.00	$1.00	$0.75

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional			Accumulated Other	Treasury
	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Deferred Compensation	Comprehensive Loss	Stock, at cost	Contribution To ESOP	Total
Balance, December 31, 2002	21,427,287	$214	$90,770	$274,768	$(434)	$(680)	$(2,247)	$1,998	$364,389
Net income	—	—	—	36,782	—	—	—	—	36,782
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	135	—	—	135
Comprehensive income									36,917
Repurchase of treasury shares	—	—	—	—	—	—	(18,634)	—	(18,634)
Reissuance of treasury shares to ESOP	—	—	560	—	—	—	1,438	(1,998)	—
Issuance of shares pursuant to stock plans	588,081	6	10,256	—	—	—	—	—	10,262
Retirement of common stock	(21,300)	—	—	—	—	—	—	—	—
Tax benefit from stock options exercised	—	—	3,130	—	—	—	—	—	3,130
Deferred compensation resulting from grant of options	—	—	(55)	—	48	—	—	—	(7)
Dividends—common stock	—	—	—	(16,102)	—	—	—	—	(16,102)
Amortization of deferred compensation	—	—	—	—	195	—	—	—	195
Contribution to ESOP	—	—	—	—	—	—	—	2,210	2,210
Balance, December 31, 2003	21,994,068	220	104,661	295,448	(191)	(545)	(19,443)	2,210	382,360
Net income	—	—	—	33,421	—	—	—	—	33,421
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	144	—	—	144
Comprehensive income									33,565
Repurchase of treasury shares	—	—	—	—	—	—	(63,890)	—	(63,890)
Reissuance of treasury shares to ESOP	—	—	907	—	—	—	1,318	(2,225)	—
Issuance of shares pursuant to stock plans	258,682	3	5,607	—	—	—	—	—	5,610
Tax benefit from stock options exercised	—	—	1,722	—	—	—	—	—	1,722
Dividends—common stock	—	—	—	(20,696)	—	—	—	—	(20,696)
Amortization of deferred compensation	—	—	—	—	168	—	—	—	168
Contribution to ESOP	—	—	—	—	—	—	—	925	925
Balance, December 31, 2004	22,252,750	223	112,897	308,173	(23)	(401)	(82,015)	910	339,764
Net income	—	—	—	43,937	—	—	—	—	43,937
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	196	—	—	196
Comprehensive income									44,133
Repurchase of treasury shares	—	—	—	—	—	—	(77,474)	—	(77,474)
Reissuance of treasury shares to ESOP	—	—	330	—	—	—	580	(910)	—
Issuance of shares pursuant to stock plans	190,510	2	5,083	—	—	—	—	—	5,085
Issuance of restricted stock	21,500	—	1,034	—	(1,034)	—	—	—	—
Amortization of restricted stock grants	—	—	—	—	287	—	—	—	287
Tax benefit from stock options exercised	—	—	1,578	—	—	—	—	—	1,578
Dividends—common stock	—	—	—	(19,550)	—	—	—	—	(19,550)
Amortization of deferred compensation	—	—	—	—	23	—	—	—	23
Balance, December 31, 2005	22,464,760	$225	$120,922	$332,560	$(747)	$(205)	$(158,909)	$—	$293,846

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$43,937	$33,421	$36,782
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	20,153	18,736	18,625
Impairment and closure charges	896	14,112	2,187
Reorganization charges	—	—	5,632
Deferred income taxes	(3,689)	(6,000)	3,009
Contribution to ESOP	—	925	2,210
Tax benefit from stock options exercised	1,578	1,722	3,130
Changes in operating assets and liabilities
Receivables	(148)	1,590	3,231
Inventories	(389)	408	333
Prepaid expenses	(487)	1,867	5,835
Accounts payable	(2,050)	3,293	(10,239)
Accrued employee compensation and benefits	1,560	(2,777)	4,337
Other accrued expenses	(2,336)	2,442	(3,012)
Other	(3,672)	(2,758)	(750)
Cash flows provided by operating activities	55,353	66,981	71,310
Cash flows from investing activities
Additions to property and equipment	(7,365)	(16,631)	(80,545)
Additions to long term receivables	(36)	(485)	(13,700)
Purchase and redemption of marketable securities, net	13,843	31,033	(45,537)
Proceeds from sale of land and building	890	3,207	—
Principal receipts from notes and equipment contracts receivable	19,403	21,428	16,342
Additions to reacquired franchises held for sale	(2,387)	(1,288)	(1,987)
Cash flows provided by (used in) investing activities	24,348	37,264	(125,427)
Cash flows from financing activities
Proceeds from sale and leaseback arrangements	—	—	16,724
Proceeds from landlords	1,000	—	—
Repayment of long-term debt	(5,838)	(5,733)	(6,371)
Principal payments on capital lease obligations	(3,844)	(3,501)	(2,505)
Dividends paid	(19,550)	(20,696)	(16,102)
Purchase of treasury stock	(77,474)	(63,890)	(18,634)
Proceeds from stock options exercised	5,085	5,610	10,262
Cash flows used in financing activities	(100,621)	(88,210)	(16,626)
Net change in cash and cash equivalents	(20,920)	16,035	(70,743)
Cash and cash equivalents at beginning of year	44,031	27,996	98,739
Cash and cash equivalents at end of year	$23,111	$44,031	$27,996
Supplemental disclosures
Interest paid (net of amounts capitalized of $0, $100 and $1,127, respectively)	$29,967	$28,108	$27,283
Income taxes paid	30,795	17,354	15,946
Capital lease obligations incurred	3,050	632	10,277

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Operations

IHOP Corp. and its subsidiaries (the “Company”) engage exclusively in the food-service industry, primarily in the United States, where we franchise and operate International House of Pancakes, or IHOP, restaurants. In January 2003, we announced significant changes in the way we conduct our business. These changes included a transition from company financed restaurant development (the “Old Business Model”) to a more traditional franchise development model, in which franchisees finance and develop new restaurants (the “New Business Model”).

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

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounting for Long-Lived Assets

We regularly evaluate our long-lived assets for impairment at the individual restaurant level. Restaurant assets are evaluated for impairment at least on a quarterly basis or whenever events or circumstances indicate that the carrying value of a restaurant may not be recoverable. We consider factors such as the number of years the restaurant has been operated by the Company, sales trends, cash flow trends, remaining lease life, and site specific considerations which may apply on a case by case basis. These impairment evaluations require an estimation of cash flows over the remaining useful life of the asset.

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

The Company may decide to close certain company-operated restaurants. Typically such decisions are based on operating performance or strategic considerations. In these instances, we reserve, or write-off, the full carrying value of these restaurants as impaired.

Periodically, the Company will reacquire a previously franchised restaurant. At the time of reacquisition, the franchise will be recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. The net realizable value of a reacquired franchise is based on the Company’s average five-year historical franchise resale value. The historical resale value used in 2005 was $200,000. An impairment loss will be recognized equal to the amount by which the reacquisition value exceeds the historical resale value.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Assumptions and estimates made by the Company related to long-lived assets are affected by factors such as economic conditions, changes in franchise historical resale values, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying value of its long-lived assets, these factors could cause the Company to realize impairment charges.

Excess of Costs Over Net Assets Acquired

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually and more frequently if circumstances indicate that it may be impaired. The impairment analysis of goodwill and intangible assets that was performed as of December 31, 2001 was reviewed. The valuation of Equity and Franchise Operations was $514.5 million as of December 31, 2001. There were no changes made in 2002, 2003, 2004, or 2005 that would have reduced this valuation nor were there any indicators that goodwill would be impaired. Therefore, we feel the fair value of Equity of Franchise Operations exceeds the book value and no impairment exists.

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

The franchise operations revenue consists primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Company restaurant sales are retail sales at company-operated restaurants. Financing operations revenue consists of the portion of franchise fees not allocated to the Company’s intellectual property and sales of equipment as well as interest income from the financing of franchise fee and equipment leases.

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

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Leases

The Company leases the majority of all IHOP restaurants. The restaurants are subleased to our franchisees or in a few instances are operated by the Company. The Company’s leases generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options in favor of the Company. The rental payments or receipts on those property leases that meet the capital lease criteria will result in the recognition of interest expense or interest income and a reduction of capital lease obligation or financing lease receivable. Capital lease obligations are amortized based on the Company’s incremental borrowing rate and direct financing leases are amortized using the implicit interest rate. Assets under capital leases are included in Property and Equipment and are depreciated over the shorter of their useful lives or the life of the lease. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income. Rental expense and rental income for these operating leases are recognized on a straight-line basis over the original terms of the leases. The difference between straight-line rent expense or income and actual amounts paid or received represents deferred rent and is included in the balance sheets as other assets or other liabilities, respectively.

We historically capitalized the straight-line rent amounts during the construction period of leased properties. Straight-line rent subsequent to the construction period and prior to the restaurant opening was recognized as expense. However, in accordance with FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” beginning in January 2006, straight-line rent amounts are expensed during the construction period of leased properties. The Company does not believe the adoption of FAS 13-1 will have a material adverse effect on our financial condition or results of operations.

Preopening Expenses

Expenditures related to the opening of new restaurants, other than those for capital assets, are charged to expense when incurred.

Net Advertising Expense

Net advertising expenses included in company restaurant operations and franchise operations for the years ended December 31, 2005, 2004 and 2003 were $1.1 million, $3.8 million and $5.1 million, respectively. In addition, significant advertising expenses are also incurred by franchisees through local advertising cooperatives and a national advertising fund.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income or loss components which, under GAAP, bypass the income statement and are reported in the balance sheets as a separate component of stockholders’ equity. As of December 31, 2005, our swap liability was $0.3 million. In 2005, 2004 and 2003 the Company had other comprehensive income of $196,000, $144,000, and $135,000 respectively, due to an unrealized gain, net of tax, on an interest rate swap that the Company entered into during 2002.

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

Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards during each of the three years in the period ended December 31, 2005, consistent with the provisions of SFAS No. 123, our net income and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$43,937	$33,421	$36,782
Add stock-based compensation expense included in reported net income, net of tax	14	104	118
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(1,769)	(1,765)	(1,610)
Net income, pro forma	$42,182	$31,760	$35,290
Net income per share-basic, as reported	$2.26	$1.62	$1.72
Net income per share-basic, pro forma	$2.17	$1.54	$1.65
Net income per share-diluted, as reported	$2.24	$1.61	$1.70
Net income per share-diluted, pro forma	$2.15	$1.53	$1.63

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

The fair value of each option grant issued during each of the three years in the period ended December 31, 2005, reflecting the basis for the proforma disclosure, is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk free interest rate	3.99%	3.06%	2.98%
Expected volatility	27.1%	36.8%	37.0%
Dividend yield	2.12%	2.80%	0.71%
Weighted average expected life	5 Years	5 Years	5 Years
Weighted average fair value of options granted	$11.67	$10.16	$8.74

Financial Instruments

The estimated fair values of all cash and cash equivalents, notes receivable and equipment contracts receivable as of December 31, 2005 and 2004, approximated their carrying amounts in the balance sheets as of those dates. The estimated fair values of notes receivable and equipment leases receivable are based on current interest rates offered for similar loans in our present lending activities.

The estimated fair values of long-term debt are based on current rates available to the Company for similar debt of the same remaining maturities. The carrying values of long-term debt at December 31, 2005 and 2004 were $114,210,000 and $133,768,000, respectively, and the fair values at those dates were $107,790,000 and $134,726,000, respectively.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Statement 123(R). Under the new rule the Company is required to adopt Statement 123(R) in the first quarter of 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the effect of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in this note in the disclosure of pro forma net income and earnings per share. The estimated impact in 2006 based on unvested stock options outstanding at December 31, 2005 is approximately $1.9 million. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

cash flows and increase net financing cash flows in periods after adoption. While the Company cannot determine what the exact amounts will be in the future, because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.6 million and $1.7 million for the fiscal years ended December 31, 2005 and 2004, respectively.

In October 2005, FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005 and retrospective application is permitted but not required. The Company currently capitalizes rent incurred during the tenant construction phase. The Company adopted this Staff Position in January 2006 and does not believe it will have a material adverse effect on its financial condition or results of operations.

In May 2005, FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable, and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material adverse effect on its financial condition or results of operations.

2.   Marketable Securities

Marketable securities are classified as “held-to-maturity” and carried at amortized cost which approximates fair value. The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004.

	2005		2004
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of Securities
Corporate Bonds	$—	$—	$14,050	$(55)
Other	—	—	399	—
	$—	$—	$14,449	$(55)

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3.   Receivables

	2005	2004
	(In thousands)
Accounts receivable	$26,647	$26,190
Notes receivable	41,692	51,300
Equipment leases receivable	173,140	178,919
Direct financing leases receivable	122,881	126,198
	364,360	382,607
Less allowance for doubtful accounts	(1,335)	(1,026)
	363,025	381,581
Less current portion	(43,690)	(44,403)
Long-term receivables	$319,335	$337,178

Accounts receivable primarily includes receivables due from franchisees and distributors. Notes receivable include franchise fee notes in the amount of $39,943,000 and $49,086,000 at December 31, 2005 and 2004, respectively. Franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 9.82% per annum, and are collateralized by the franchise. The term of an equipment contract coincides with the term of the corresponding restaurant building lease. Equipment contracts are due in equal weekly installments, primarily bear interest averaging 10.35% per annum, and are collateralized by the equipment. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

The following table summarizes the activity in the allowance for doubtful accounts:

Accounts and Notes Receivable
(In thousands)
Balance at December 31, 2002	$1,671
Provision	149
Charge-offs	(499)
Recoveries	—
Balance at December 31, 2003	$1,321
Provision	860
Charge-offs	(1,155)
Recoveries	—
Balance at December 31, 2004	$1,026
Provision	984
Charge-offs	(715)
Recoveries	40
Balance at December 31, 2005	$1,335

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4.   Property and Equipment

	2005	2004
	(In thousands)
Land	$31,260	$31,834
Buildings and improvements	57,851	58,526
Leaseholds and improvements	251,398	247,999
Equipment and fixtures	21,464	17,771
Construction in progress	2,779	3,353
Properties under capital lease obligations	60,493	55,923
	425,245	415,406
Less accumulated depreciation and amortization	(107,286)	(88,558)
Property and equipment, net	$317,959	$326,848

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

Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease obligations in the amount of $14,526,000 and $11,731,000 at December 31, 2005 and 2004, respectively.

5.   Reacquired Franchises and Equipment Held for Sale

Reacquired franchises and equipment held for sale are accounted for on the specific identification basis. At the date of reacquisition, the franchise and equipment are recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease and the estimated net realizable value is evaluated in conjunction with our impairment evaluation of long-lived assets. The estimated net realizable value used in 2005 was $200,000 for each franchise held for resale.

	2005	2004
	(In thousands)
Franchises	$200	$547
Equipment	987	1,880
	1,187	2,427
Less amortization	(914)	(1,311)
Reacquired franchises and equipment held for sale, net	$273	$1,116

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6.   Debt

Debt consists of the following components:

	2005	2004
	(In thousands)
Senior Notes due November 2008, payable in equal annual installments commencing November 2000, at a fixed interest rate of 7.42%	$11,667	$15,556
Senior Notes Series A due October 2012, at a fixed interest rate of 5.88%	5,000	5,000
Senior Notes Series B due October 2012, at a fixed interest rate of 5.20%	95,000	95,000
Leasehold mortgage term loans and other	22,107	24,056
Total debt	133,774	139,612
Less current maturities	(19,564)	(5,844)
Long-term debt	$114,210	$133,768

The Senior Notes due in 2008 are non-collateralized.

In 2002, the Company completed a private placement of $100 million of non-collateralized senior notes in two tranches ($5 million and $95 million) due in October 2012. The notes have an average fixed interest rate of 5.234% with annual principal payments of $13.6 million commencing October 2006. Proceeds from the sale of the senior notes were used to fund capital expenditures for new restaurants and for general corporate purposes.

Included in leasehold mortgage term loans is a loan amount totaling $8.6 million and $9.5 million as of December 31, 2005 and 2004, respectively, due May 2013. The loan is collateralized by certain IHOP restaurants. Borrowings under this loan agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The applicable margin is a function of the funded debt to EBITDA as defined under the loan agreement. This rate was 6.79% and 4.78% at December 31, 2005 and 2004, respectively.

On March 13, 2002, the Company entered into a $17.2 million variable rate term loan also included in leasehold mortgage term loans. This loan, which accrues interest at one-month LIBOR, will amortize over twelve years and has a maturity date of April 1, 2014. The outstanding balance as of December 31, 2005 and 2004 was $13.5 million and $14.6 million, respectively. The interest rate was 6.62% at December 31, 2005. The lending institution required the Company to enter into an interest rate swap agreement for 50% of the loan, or $8.6 million, as a means of reducing the Company’s interest rate exposure. This strategy uses an interest rate swap to effectively convert $8.6 million in variable rate borrowings into fixed rate liabilities. The interest rate swap agreement is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this variable rate loan. As a result, the interest rate swap agreement is stated at fair value and the related net loss of $0.2 million on this agreement as of December 31, 2005 is reflected in stockholders’ equity as a component of comprehensive income (loss).

The Company has a non-collateralized revolving credit agreement with a bank in the amount of $25.0 million with a maturity date of May 31, 2008. Borrowings under the agreement bear interest at the bank’s reference rate (prime) or, at our option, at the bank’s quoted rate or at a Eurodollar rate. A

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6.   Debt (Continued)

commitment fee of 0.25% per annum is payable on unborrowed funds available under the agreement. The prime rate was 7.25% at December 31, 2005 and 5.25% at December 31, 2004. The Company has $25.0 million available for borrowing as of December 31, 2005.

Financial covenants in the agreements governing our 5.20% senior notes, our 5.88% senior notes, our 7.42% senior notes, our leasehold mortgage term loans, and our revolving credit agreement require us to maintain minimum fixed charge coverage ratios. As of December 31, 2005, the most restrictive of our covenants with respect to fixed charge coverage ratios were contained in our leasehold mortgage term loans. These loans required the Company to maintain on the last day of each fiscal quarter a fixed charge coverage ratio of at least 1.50 to 1.00 for the four immediately preceding fiscal quarters. At the end of the fourth quarter of 2005, our fixed charge coverage ratio for the prior four fiscal quarters was only 1.44 to 1.00. This was due to the first annual installment payments in the amount of $13.6 million on our 5.20% senior notes and our 5.88% senior notes becoming current in the fourth quarter of 2005. The leasehold mortgage term loans were amended on February 10, 2006, effective on December 31, 2005, requiring the Company to maintain on the last day of each fiscal quarter a fixed charge coverage ratio of at least 1.30 to 1.00.

Financial covenants in the purchase agreements governing our 5.20% senior notes, our 5.88% senior notes, our 7.42% senior notes, our leasehold mortgage term loans and our revolving credit agreement limit our ability to pay dividends.  As of December 31, 2003, the most restrictive of our covenants with respect to dividends were contained in our leasehold mortgage term loans.  These loans required that we maintain a fixed charge coverage ratio of at least 1.35 to 1.00, with the amount of cash dividends deducted from the numerator used to calculate this ratio.  During the fourth quarter of 2003, the Company violated these affirmative covenants due to the declaration of a quarterly cash dividend in the fourth quarter of 2003.  The creditor issued a waiver for the covenant violation for the fiscal year ended December 31, 2003.  Effective March 8, 2004, the leasehold mortgage term loans were amended so that cash dividends would no longer be deducted from the numerator in calculating this ratio.

Our long term debt maturities for the years succeeding December 31, 2005 are as follows:

(In thousands)
2006	$19,564
2007	19,742
2008	19,928
2009	16,243
2010	16,465
Thereafter	41,832
$133,774

7.   Leases

The Company leases the majority of all IHOP restaurants. The restaurants are subleased to our franchisees or in a few instances operated by the Company. These noncancelable leases and subleases consist primarily of land, buildings and improvements.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7.   Leases (Continued)

The following is the Company’s net investment in direct financing lease receivables:

	2005	2004
	(In thousands)
Total minimum rents receivable	$296,022	$319,195
Less unearned income	(173,141)	(192,997)
Net investment in direct financing lease receivables	122,881	126,198
Less current portion	(2,023)	(1,788)
Long-term direct financing lease receivables	$120,858	$124,410

Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2005, 2004 and 2003 was $40,980,000, $40,481,000 and $29,348,000, respectively.

The following is the Company’s net investment in equipment leases receivable:

	2005	2004
	(In thousands)
Total minimum leases receivable	$377,533	$405,289
Less unearned income	(204,393)	(226,370)
Net investment in equipment leases receivables	173,140	178,919
Less current portion	(6,467)	(5,992)
Long-term equipment leases receivable	$166,673	$172,927

The following are minimum future lease payments on the Company’s noncancelable leases as lessee at December 31, 2005:

	Capital Leases	Operating Leases
	(In thousands)
2006	$23,363	$61,832
2007	23,337	62,261
2008	23,484	62,026
2009	23,658	61,239
2010	23,862	59,390
Thereafter	256,632	801,808
Total minimum lease payments	374,336	$1,108,556
Less interest	(197,164)
Capital lease obligations	177,172
Less current portion	(4,491)
Long-term capital lease obligations	$172,681

The asset cost and carrying amount on company-owned property leased at December 31, 2005, was $89.1 million and $78.3 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7.   Leases (Continued)

The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2005:

	Direct Financing Leases	Operating Leases
	(In thousands)
2006	$17,966	$88,996
2007	18,149	90,288
2008	18,451	91,015
2009	18,491	91,286
2010	18,586	92,121
Thereafter	204,379	1,421,287
Total minimum rents receivable	$296,022	$1,874,993

The Company has noncancelable leases, expiring at various dates through 2032, that require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company’s obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2005, 2004 and 2003 was $3,291,000, $3,224,000 and $2,779,000, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2005, 2004 and 2003 was $62,669,000, $61,376,000 and $59,460,000, respectively.

8.   Impairment and Closure Charges

Impairment and closure charges decreased to $0.9 million in 2005 from $14.1 million in 2004. Impairment and closure charges in 2005 included the impairment of long lived assets for one restaurant closed in 2005, and impairment losses on six restaurants in which the reacquisition values exceeded the historical resale values. Impairment and closure charges in 2004 were primarily for the impairment of long lived assets on 14 restaurants. The decision to close or impair the restaurants in 2004 was a result of a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria and represented a change in strategy from prior practices. The assets for these restaurants were written down to their estimated fair value.

9.   Reorganization Charges

In January 2003, the Company adopted a new operating model, moving from company-developed and financed restaurant growth to franchisee-financed development. As a result, the 2003 financial results were impacted by certain transition and reorganization charges. For the twelve months ended December 31, 2003, we incurred $9.1 million in reorganization charges, of which $5.5 million was related to the write-off of development costs associated with potential sites that we are no longer going to develop as a result of the adoption of our new business model. In addition, we incurred $3.6 million in management consulting, legal fees, severance costs and other expenses associated with the transition to our new business model.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10.   Stockholders’ Equity

In 2005, the Board of Directors declared and paid quarterly cash dividends of $0.25 per common share for each of the quarters. The Board of Directors indicated its intention to declare recurring quarterly dividends in the future, however, any future dividend declarations will be made at the discretion of the Board of Directors and will be based on the Company’s earnings, financial condition, cash requirements, future prospects and other factors.

The Stock Incentive Plan (the “1991 Plan”) was adopted in 1991 and amended and restated in 1998 to authorize the issuance of up to 3,760,000 shares of common stock pursuant to options, restricted stock, and other long-term stock-based incentives to officers and key employees of the Company. The 2001 Stock Incentive Plan (the “2001 Plan”) was adopted in 2001 and amended and restated in 2005 to authorize the issuance of up to 2,200,000 shares of common stock. No option can be granted at an option price of less than the fair market value at the date of grant as defined by the Plan. Exercisability of options is determined at, or after, the date of grant by the administrator of both Plans. All options granted under both Plans through December 31, 2005, become exercisable one-third after one year, two-thirds after two years and 100% after three years or immediately upon a change in control of the Company, as defined by both Plans.

The Stock Option Plan for Non-Employee Directors (the “Directors Plan”) was adopted in 1994 and amended and restated in 1999 to authorize the issuance of up to 400,000 shares of common stock pursuant to options to non-employee members of the Company’s Board of Directors. Options are to be granted at an option price equal to 100% of the fair market value of the stock on the date of grant. Options granted pursuant to the Directors Plan vest and become exercisable one-third after one year, two-thirds after two years and 100% after three years or immediately upon a change in control of the Company, as defined by the Plan. Options for the purchase of shares are granted to each non-employee Director under the Directors Plan as follows: (1) an option to purchase 15,000 shares on February 23, 1995, or on the Director’s election to the Board of Directors if he or she was not a Director on such date, and (2) an option to purchase 5,000 shares annually in conjunction with the Company’s Annual Meeting of Stockholders for that year.

The 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”) was adopted in 2005 to authorize the issuance of up to 200,000 shares of common stock to non-employee members of the Company’s Board of Directors. Awards may be made in common stock, in options to purchase common stock, or in shares of common stock subject to certain restrictions (“Restricted Stock”), or any combination thereof. The terms and conditions of awards granted are established by the Compensation Committee of the Company’s Board of Directors, but become immediately vested upon a change in control of the Company, as defined by the Plan. Options are to be granted at an option price not less than 100% of the fair market value of the stock on the date of grant. The 2005 Plan provides for an initial grant of Restricted Stock (“Initial Grant”). At the end of a specified performance period, the number of shares in the Initial Grant will be increased or decreased, based on the percentage increase or decrease in the fair market value of the common stock during the performance period.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10.   Stockholders’ Equity (Continued)

Information regarding activity for stock options outstanding under the Company’s stock option plans is as follows:

Shares Under Option	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	1,385,201	$21.12
Granted	301,750	25.35
Exercised	(588,081)	17.72
Terminated	(90,827)	24.20
Outstanding at December 31, 2003	1,008,043	24.09
Granted	265,450	36.17
Exercised	(258,682)	21.69
Terminated	(56,168)	26.12
Outstanding at December 31, 2004	958,643	27.97
Granted	319,050	47.49
Exercised	(190,510)	26.70
Terminated	(8,350)	32.76
Outstanding at December 31, 2005	1,078,833	$33.93
Exercisable at December 31, 2005	517,201	$26.18

Information regarding options outstanding and exercisable at December 31, 2005 is as follows:

Range of Exercise Prices	Number Outstanding as of 12/31/2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/2005	Weighted Average Exercise Price
$13.56 - $24.33	279,158	5.32	$21.46	219,419	$20.81
$25.75 - $35.25	279,197	6.42	$29.27	242,203	$28.71
$35.29 - $46.70	242,028	8.33	$37.39	55,579	$36.34
$48.09 - $48.09	278,450	9.16	$48.09	—	$—
$13.56 - $48.09	1,078,833	7.27	$33.93	517,201	$26.18

On September 20, 2005, the Company announced that the Board of Directors had approved a 1.0 million share increase in the Company’s total share repurchase authorization, for a total of 4.6 million shares authorized for repurchase since inception of the program in January 2003.  The Company has repurchased 4.1 million shares of its common stock since the inception of the program, resulting in a total of $160.3 million spent on share repurchases. The Company repurchased approximately 1.8 million shares of common stock for $77.5 million in 2005.   As of December 31, 2005, we were authorized to repurchase up to an additional 0.5 million shares under our stock repurchase program.  Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11.   Income Taxes

The provision for income taxes is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Provision for income taxes:
Current
Federal	$28,033	$23,073	$15,418
State and foreign	2,585	3,673	3,641
	30,618	26,746	19,059
Deferred
Federal	(1,249)	(5,258)	3,876
State	(2,440)	(742)	(867)
	(3,689)	(6,000)	3,009
Provision for income taxes	$26,929	$20,746	$22,068

The provision for income taxes differs from the expected federal income tax rates as follows:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and other taxes, net of federal tax benefit	3.0	3.3	2.5
Effective tax rate	38.0%	38.3%	37.5%

Net deferred tax assets (liabilities) consist of the following components:

	2005	2004
	(In thousands)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$7,179	$9,645
Differences in capitalization and depreciation and application of cash receipts and disbursements of direct financing leases and capital lease obligations	21,343	20,280
Other	12,942	13,044
Deferred assets	41,464	42,969
Differences between financial and tax accounting in the recognition of franchise and equipment sales	(86,022)	(90,833)
Differences between book and tax basis of property and equipment	(17,820)	(17,416)
Deferred dividends	(1,918)	(2,705)
Deferred liabilities	(105,760)	(110,954)
Net deferred liabilities	$(64,296)	$(67,985)

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

For the tax years under audit, and potentially for subsequent tax years, such proposed adjustments could result in material cash payments by the Company. These cash payments aggregated are approximately $19.5 million exclusive of interest, penalties, and any state income tax liability. Although the Company is still in the appeals process with the IRS, we have continued to pay taxes over time associated with past deferred tax obligations. As a result, we now anticipate that the Company’s net federal tax obligation to be approximately $10.0 million, if the IRS is successful. The Company has previously recorded in its consolidated financial statements the expected federal and state deferred income tax liability. The proposed adjustments relate only to the timing of when the taxes are paid. Although the Company cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

In addition, the Company has recorded contingency reserves for a portion of potential interest. As of December 31, 2005, the Company believes these tax contingency reserve estimates are adequate to cover interest and any related state tax liabilities for the years 2000, 2001, 2002 and 2003. However, inherent uncertainties exist in estimates of tax contingencies. Therefore, higher actual interest and any related state tax liabilities paid by the Company could adversely affect our reported results.

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

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12.   Employee Benefit Plans (Continued)

Effective December 1, 2005, the Company terminated the ESOP, thereby transferring all ESOP shares into the Company’s 401(K) Plan. All unvested ESOP account balances became immediately vested on December 1, 2005. Employees have the option of selling their ESOP shares through the 401(K) Plan.

The cost of the ESOP was borne by the Company through contributions determined by the Board of Directors in accordance with the ESOP provisions and Internal Revenue Service regulations. The contributions to the plan for the years ended December 31, 2004 and 2003 were $910,000 and $2,210,000, respectively. The contribution for the year ended December 31, 2004 was made in shares of IHOP Corp. common stock.

Shares of stock acquired by the ESOP were allocated to each eligible employee and held by the ESOP. Upon the employee’s termination after vesting, or in certain other limited circumstances, the employee’s shares were distributed to the employee according to his or her direction.

In 2001, the Company adopted a defined contribution plan authorized under Section 401(K) of the Internal Revenue Code. The plan covers Company employees who meet the minimum credited service requirements of the 401(K) plan. Employees whose terms of service are covered by a collective bargaining agreement are not eligible. Employees may contribute the maximum allowable for the current year of their pre-tax covered compensation as determined by the limitations of the tax code. IHOP Corp. common stock is not an investment option for employees in the 401(K) plan. The administrative cost of the 401(K) plan is borne by the Company. Beginning in 2004, the Company matches 100% of the employees’ contribution up to 3% of eligible compensation. This contribution was $0.6 million in 2005.

Beginning with the 2005 plan year, the Company will fund, to eligible participants in the Plan, a profit sharing cash contribution equal to 3% of eligible compensation. For the 2005 plan year, the contribution is estimated to be $0.6 million and will be paid in early 2006.

13.   Related Party Transactions

In 2001, the Company loaned $1.2 million to its President and Chief Executive Officer. A portion of the loan ($600,000) was a personal loan. Pursuant to the employment agreement signed by the President and Chief Executive Officer in December 2001, this personal loan is interest free and forgiven in annual increments of $100,000. As of December 31, 2005 and 2004 the outstanding balance of this personal loan was $200,000 and $300,000, respectively. The other portion of the loan ($600,000) was an interest free bridge loan used to fund a portion of the down payment on a new home. In early 2002, $490,000 of this loan was repaid and $110,000, which represents the decline in the value of a former residence, was forgiven by the Company, upon the recommendation of the compensation committee of the Board of Directors. As of December 31, 2005 and 2004, the remaining balance of this loan was zero.

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

Franchise operations revenue consists primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of franchise fees allocated to the Company’s intellectual property. Franchise operations expenses include contributions to the national advertising fund, the cost of proprietary products, pre-opening training expenses and other franchise related costs.

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

Financing operations revenue consists of the portion of franchise fees not allocated to the Company’s intellectual property and sales of equipment as well as interest income from the financing of franchise fees and equipment leases. Financing operations expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

15.   Segment Reporting (Continued)

Prior period segment information has been restated to conform with the current year presentation. Information on segments and a reconciliation to income before income taxes are as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Finance Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Year Ended December 31, 2005
Revenues from external customers	$167,384	$131,626	$13,964	$35,049	$—	$348,023
Intercompany real estate charges	—	20,462	259	—	(20,721)	—
Depreciation and amortization	—	6,503	246	—	13,404	20,153
Interest expense	—	21,513	368	8,261	—	30,142
Impairment and closure charges	—	—	896	—	—	896
Income tax expense	—	—	—	—	26,929	26,929
Income (loss) before income taxes	88,616	17,475	(1,316)	14,713	(48,622)	70,866
Total assets	28,657	252,287	7,065	215,105	267,966	771,080
Year Ended December 31, 2004
Revenues from external customers	$157,584	$131,763	$31,564	$38,091	$—	$359,002
Intercompany real estate charges	—	20,198	471	—	(20,669)	—
Depreciation and amortization	—	5,629	1,203	—	11,904	18,736
Interest expense	—	18,914	781	8,175	—	27,870
Impairment and closure charges	—	—	14,112	—	—	14,112
Income tax expense	—	—	—	—	20,746	20,746
Income (loss) before income taxes	80,182	20,778	(3,568)	17,417	(60,642)	54,167
Total assets	27,576	252,230	2,360	231,335	308,176	821,677
Year Ended December 31, 2003
Revenues from external customers	$140,131	$117,258	$74,880	$72,536	$—	$404,805
Intercompany real estate charges	—	16,096	1,563	—	(17,659)	—
Depreciation and amortization	—	4,871	3,937	—	9,817	18,625
Interest expense	—	17,911	1,619	7,364	—	26,894
Impairment and closure charges	—	—	2,187	—	—	2,187
Reorganization charges	—	—	—	—	9,085	9,085
Income tax expense	—	—	—	—	22,068	22,068
Incomes (loss) before income taxes	75,866	18,172	(7,763)	28,917	(56,342)	58,850
Total assets	31,033	360,708	18,040	253,894	179, 329	843,004

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

15.   Segment Reporting (Continued)

The following table reconciles internal segment profit (loss) to external segment profit (loss):

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations
	(In Thousands)
Year Ended December 31, 2005
Internal segment profit (loss)	$88,616	$17,475	$(1,316)	$14,713
Elimination of intercompany real estate charges	—	20,462	259	—
Allocated depreciation charges	—	(4,702)	(74)	—
External segment profit (loss)	$88,616	$33,235	$(1,131)	$14,713
Year Ended December 31, 2004
Internal segment profit (loss)	$80,182	$20,778	$(3,568)	$17,417
Elimination of intercompany real estate charges	—	20,198	471	—
Allocated depreciation charges	—	(4,605)	(40)	—
External segment profit (loss)	$80,182	$36,371	$(3,137)	$17,417
Year Ended December 31, 2003
Internal segment profit (loss)	$75,866	$18,172	$(7,763)	$28,917
Elimination of intercompany real estate charges	—	16,096	1,563	—
Allocated depreciation charges	—	(3,630)	(101)	—
Other allocated charges	—	—	(556)	—
External segment profit (loss)	$75,866	$30,638	$(6,857)	$28,917

16.   Selected Quarterly Financial Data (Unaudited)

	Revenues	Operating Margin	Net Income	Net Income Per Share— Basic(a)	Net Income Per Share— Diluted(a)
	(In thousands, except per share amounts)
2005
1st Quarter	$85,823	$33,518	$10,075	$0.50	$0.50
2nd Quarter	82,908	33,808	11,929	0.60	0.60
3rd Quarter	91,302	34,858	11,972	0.62	0.62
4th Quarter	87,990	33,249	9,961	0.53	0.53
2004
1st Quarter	$91,884	$32,997	$10,910	$0.51	$0.50
2nd Quarter	86,144	31,499	4,366	0.21	0.21
3rd Quarter	86,543	32,236	7,673	0.38	0.38
4th Quarter	94,431	34,101	10,472	0.52	0.52

(a)           The quarterly amounts may not add to the full year amount due to rounding.

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of IHOP Corp.:

We have audited the accompanying consolidated balance sheets of IHOP Corp. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of IHOP Corp. and its subsidiaries for the year ended December 31, 2003 were audited by other auditors whose report dated February 13, 2004, except for the loan amendment discussed in Note 6 for which the date is March 8, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2005 and 2004 financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHOP Corp. and its subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IHOP Corp. and its subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
March 10, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of IHOP Corp.:

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the results of operations and cashflows of IHOP Corp. and its subsidiaries (the “Company”) for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
February 13, 2004, except for the loan amendment
discussed in Note 6 for which the date is March 8, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of IHOP Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that IHOP Corp. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IHOP Corp. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that IHOP Corp. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, IHOP Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IHOP Corp. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
March 10, 2006

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Information appearing under the captions “Information Concerning Nominees and Members of the Board of Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Securities Exchange Act” contained in the 2006 Proxy Statement is incorporated herein by reference.

The information regarding the Registrant’s audit committee financial experts set forth in the sections entitled “Board Committees and their Functions” and “Report of the Audit Committee” contained in the 2006 Proxy Statement is incorporated herein by reference.

In 2004, the Nominating and Corporate Governance Committee of the Board of Directors of the Company adopted a Code of Ethics for Chief Executive and Senior Financial Officers, including the Company’s principal executive officer, principal financial officer and controller. A copy of the Code of Ethics is available on the Company’s web site at www.ihop.com. The Company intends to post on its web site any amendments to, or waivers of, this Code of Ethics within two days of any such amendment or waiver.

Item 11.                 Executive Compensation.

Information appearing under the captions “Executive Compensation—Summary of Compensation,” “Executive Compensation—Stock Options and Stock Appreciation Rights” and “Executive Officers of the Company—Employment Agreements” contained in the 2006 Proxy Statement is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” contained in the 2006 Proxy Statement is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions.

Information appearing under the caption “Certain Relationships and Related Transactions” contained in the 2006 Proxy Statement is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services.

Information appearing under the caption “Independent Auditor Fees” contained in the 2006 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)(1)   Consolidated Financial Statements

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for each of the three years in the period ended December 31, 2005.
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2005.
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005.
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

4.4

Revolving line of credit note among International House of Pancakes, Inc., a Delaware Corporation and Wells Fargo Bank, N.A. dated as of June 28, 2001 (Exhibit 4.4 to Registrant’s 2001 Form 10-K is incorporated herein by reference).

4.5

First Amendment to Credit Agreement, dated as of May 31, 2002, among International House of Pancakes, Inc., a Delaware Corporation and Wells Fargo Bank, National Association (Exhibit 4.7 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2002 is incorporated herein by reference).

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

4.12

Second Amendment to Senior Note Purchase Agreement, dated as of February 24, 2005, among IHOP Corp., and Jackson National Life Insurance Company and other purchasers (Exhibit 4.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2005 is incorporated herein by reference).

4.13

First Amendment and Waiver to Note Purchase Agreement, dated as of February 24, 2005, among IHOP Corp., International House of Pancakes, Inc. and AIG Annuity Insurance Company and other purchasers (Exhibit 4.2 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2005 is incorporated herein by reference).

4.14

Second Amendment to Credit Agreement, dated as of May 31, 2005, by and between International House of Pancakes, Inc. and Wells Fargo Bank, National Association (Exhibit 10.2 to Registrant’s Form 8-K for May 31, 2005, is incorporated herein by reference).

4.15

Form of revolving line of credit note, dated as of May 31, 2005, by and between International House of Pancakes, Inc. in favor of Wells Fargo Bank, National Association (Exhibit 10.3 to Registrant’s Form 8-K for May 31, 2005, is incorporated herein by reference).

4.16	Fourth Addendum to loan agreement, dated as of February 10, 2006, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A.
*10.1	Employment Agreement between IHOP Corp. and Mark D. Weisberger (Exhibit 10.3 to Registrant’s 2002 Form 10-K is incorporated herein by reference).

*10.2	Employment Agreement between IHOP Corp. and Richard C. Celio (Exhibit 10.4 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
*10.3	Agreement between IHOP Corp. and Tom Conforti dated March 25, 2003 (Exhibit 10.5 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
*10.4	Employment Agreement between IHOP Corp. and Robin S. Elledge (Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2001 is incorporated herein by reference).
*10.5	Employment Agreement between IHOP Corp. and Julia A. Stewart (Exhibit 10.10 to Registrant’s 2001 Form 10-K is incorporated herein by reference).
*10.6	Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc. (Exhibit 10.8 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
10.7	International House of Pancakes Employee Stock Ownership Plan as Amended and Restated as of January 1, 2001 (Exhibit 10.12 to Registrant’s 2001 Form 10- K is incorporated herein by reference).
*10.8	Third Amendment to the International House of Pancakes Employee Stock Ownership Plan, dated as of December 30, 2002 (Exhibit 10.10 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
*10.9

IHOP Corp. 1994 Stock Option Plan for Non-Employee Directors as Amended and Restated February 23, 1999 (Annex “A” to Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on Tuesday, May 11, 1999 is incorporated herein by reference).

*10.10	IHOP Corp. 2001 Stock Incentive Plan (the “2001 Plan”) (Appendix “B” to Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on May 15, 2001 is incorporated herein by reference).
*10.11	International House of Pancakes 401(k) Plan (Exhibit 10.15 to Registrant’s 2001 Form 10-K is incorporated herein by reference).
*10.12	IHOP Corp. Executive Incentive Plan effective January 1, 2005 (Exhibit 10.12 to Registrant’s 2004 Form 10-K in incorporated herein by reference).
*10.13

Employment Agreement between IHOP Corp. and Patrick Piccininno dated July 14, 2003 (Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2003 is incorporated herein by reference).

*10.14	IHOP Corp. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement (Exhibit 10.15 to Registrant’s 2003 Form 10-K is incorporated herein by reference).
*10.15

IHOP Corp. 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”) (Appendix “A” to Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on May 24, 2005 is incorporated herein by reference).

*10.16

IHOP Corp. 2001 Stock Incentive Plan as Amended and Restated March 1, 2004 (Appendix “B” to Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on Tuesday, May 24, 2005 is incorporated herein by reference).

11.0	Statement Regarding Computation of Per Share Earnings.
14.0	IHOP Corp. Code of Ethics for Chief Executive and Senior Financial Officers (Exhibit 14.0 to Registrant’s 2004 Form 10-K in incorporated herein by reference).
16.1	Letter re change in certifying accountant.
21.0	Subsidiaries of IHOP Corp.

23.1	Consent of Ernst & Young LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2006.

IHOP CORP.
By:	/s/ JULIA A. STEWART
Julia A. Stewart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 15th day of March 2006.

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