Form 10-Q
period 2006-03-31
IHOP CORP
filed 2006-05-11
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2006
Common Stock, $.01 par value	18,372,236

IHOP CORP. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.                        Financial Statements

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$34,919	$23,111
Receivables, net	42,816	43,690
Reacquired franchises and equipment held for sale, net	—	273
Inventories	696	537
Prepaid expenses	1,458	2,899
Total current assets	79,889	70,510
Long-term receivables	315,500	319,335
Property and equipment, net	313,205	317,959
Excess of costs over net assets acquired	10,767	10,767
Other assets	55,629	52,509
Total assets	$774,990	$771,080
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$19,606	$19,564
Accounts payable	21,498	15,083
Accrued employee compensation and benefits	7,348	10,745
Other accrued expenses	9,828	9,030
Deferred income taxes	3,091	2,882
Capital lease obligations	4,597	4,491
Total current liabilities	65,968	61,795
Long-term debt, less current maturities	113,654	114,210
Deferred income taxes	59,300	61,414
Capital lease obligations	171,529	172,681
Other liabilities	71,190	67,134
Commitments and contingencies
Stockholders’ equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; March 31, 2006: 22,630,009 shares issued and 18,362,236 shares outstanding; December 31, 2005: 22,464,760 shares issued and 18,409,587 shares outstanding	225	225
Additional paid-in capital	122,237	120,922
Retained earnings	340,551	332,560
Deferred compensation	—	(747)
Accumulated other comprehensive loss	(127)	(205)
Treasury stock, at cost (4,267,773 shares and 4,055,173 shares at March 31, 2006 and December 31, 2005, respectively)	(169,537)	(158,909)
Total stockholders’ equity	293,349	293,846
Total liabilities and stockholders’ equity	$774,990	$771,080

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues
Franchise revenues	$45,255	$40,897
Rental income	33,350	33,038
Company restaurant sales	3,372	3,986
Financing revenues	6,540	7,902
Total revenues	88,517	85,823
Costs and Expenses
Franchise expenses	20,498	19,455
Rental expenses	24,648	24,683
Company restaurant expenses	3,756	4,806
Financing expenses	3,040	3,361
General and administrative expenses	15,090	15,563
Other expense, net	1,172	1,625
Total costs and expenses	68,204	69,493
Income before provision for income taxes	20,313	16,330
Provision for income taxes	7,719	6,255
Net Income	$12,594	$10,075
Net Income Per Share
Basic	$0.68	$0.50
Diluted	$0.68	$0.50
Weighted Average Shares Outstanding
Basic	18,421	19,991
Diluted	18,650	20,213
Dividends Declared Per Share	$0.25	$0.25
Dividends Paid Per Share	$0.25	$0.25

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$12,594	$10,075
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	5,025	4,885
Impairment and closure charges	11	54
Deferred income taxes	(1,905)	217
Contribution to ESOP	—	225
Stock-based compensation expense	809	29
Excess tax benefit from stock-based compensation	(269)	—
Tax benefit from stock options exercised	—	622
Changes in operating assets and liabilities
Receivables	725	163
Inventories	(159)	44
Prepaid expenses	1,441	1,027
Accounts payable	6,415	1,387
Accrued employee compensation and benefits	(3,397)	(2,650)
Other accrued expenses	798	(91)
Other	(586)	(1,060)
Cash flows provided by operating activities	21,502	14,927
Cash flows from investing activities
Additions to property and equipment	(241)	(1,163)
Additions to long-term receivables	(144)	(847)
Purchase and redemption of marketable securities, net	—	8,192
Proceeds from sale of land and building	—	890
Principal receipts from notes and equipment contracts receivable	4,242	4,878
Additions to reacquired franchises and equipment held for sale	(239)	(381)
Property insurance proceeds	2,226	—
Cash flows provided by investing activities	5,844	11,569
Cash flows from financing activities
Repayment of long-term debt	(514)	(479)
Principal payments on capital lease obligations	(1,046)	(894)
Dividends paid	(4,603)	(4,992)
Purchase of treasury stock	(10,628)	(2,193)
Proceeds from stock options exercised	984	2,170
Excess tax benefit from stock-based compensation	269	—
Cash flows used in financing activities	(15,538)	(6,388)
Net change in cash and cash equivalents	11,808	20,108
Cash and cash equivalents at beginning of period	23,111	44,031
Cash and cash equivalents at end of period	$34,919	$64,139
Supplemental disclosures
Interest paid	$5,940	$5,923
Income taxes paid	732	468
Capital lease obligations incurred	—	1,503

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General:   The accompanying unaudited consolidated financial statements of IHOP Corp. (the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.   Reclassifications:   Certain reclassifications have been made to prior period information to conform to the current period presentation.

3.   Presentation:   The Company’s fiscal quarter ends on the Sunday closest to the last day of each quarter. For convenience, we report all fiscal quarter endings on March 31, June 30, September 30 and December 31.

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

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchise-operated restaurants. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor and benefits, utilities, rent and other restaurant operating costs.

Financing operations revenue consists of the portion of franchise fees not allocated to the Company’s intellectual property and sales of equipment as well as interest income from the financing of franchise fees and equipment leases. Financing operations expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Prior period segment information has been restated to conform to the current period presentation. Information on segments and a reconciliation to income before income taxes are as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2006
Revenues from external customers	$45,255	$33,350	$3,372	$6,540	$—	$88,517
Intercompany real estate charges	—	5,137	43	—	(5,180)	—
Depreciation and amortization	—	1,594	89	—	3,342	5,025
Interest expense	—	5,415	74	2,000	—	7,489
Provision for income taxes	—	—	—	—	7,719	7,719
Income (loss) before provision for income taxes	24,757	8,702	(384)	3,500	(16,262)	20,313
Total assets	26,670	253,169	6,919	211,299	276,933	774,990
Three Months Ended March 31, 2005
Revenues from external customers	$40,897	$33,038	$3,986	$7,902	$—	$85,823
Intercompany real estate charges	—	5,099	82	—	(5,181)	—
Depreciation and amortization	—	1,629	57	—	3,199	4,885
Interest expense	—	5,452	56	2,026	—	7,534
Provision for income taxes	—	—	—	—	6,255	6,255
Income (loss) before provision for income taxes	21,442	8,355	(820)	4,541	(17,188)	16,330
Total assets	26,386	251,720	4,202	227,607	318,379	828,294

5.   Stock-Based Compensation:   The Company grants stock options and restricted stock to officers, directors and employees of the Company under the 2001 Stock Incentive Plan (the “2001 Plan”) and the 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”). The stock options generally vest over a three year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price on the New York Stock Exchange of the common stock on the date of grant. Restricted stock provides for the issuance of a share of the Company’s common stock at no cost to the holder and generally vests over terms determined by the Compensation Committee of the Company’s Board of Directors. The restricted stock generally vests only if the employee is actively employed by the Company on the vesting date, and unvested shares are forfeited upon retirement before age 65, death or disability, unless the Compensation Committee of the Company’s Board of Directors determines otherwise. To cover the exercise of vested options and restricted stock, the Company generally issues new shares from its authorized but unissued share pool. Stock-based compensation for the three months ended March 31, 2006 of $0.8 million has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

Beginning in the first quarter of fiscal 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires all share-based payments, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. The Company adopted Statement 123(R) effective January 2006, using the modified prospective method. This method requires the recognition of compensation costs for share-based payments based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied.

The estimated fair values of the options granted year to date 2006 were calculated using a Black Scholes Merton option pricing model (Black Scholes). The following summarizes the assumptions used in the 2006 Black Scholes model:

Risk-free interest rate	4.50%
Weighted average volatility	31.0%
Dividend yield	1.95%
Expected years until exercise	5.0 years
Forfeitures	12.03%

Prior to 2006, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we elected to account for our stock-based compensation plans under the intrinsic value method which required compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeded the exercise price the employee must pay for the stock. The Company’s policy was to grant stock options at the fair market value of the underlying stock at the date of grant. The Company’s net income and net income per share for the three months ended March 31, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

As a result of adopting SFAS 123R, the impact to our Consolidated Financial Statements for Net Income for the three months ended March 31, 2006 was $0.5 million (net of $0.3 million tax benefit). The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.03 per share. Pro forma net income as if the fair value based method had been applied to all awards is as follows (in thousands, except net income per share data):

	Three Months Ended March 31,
	2006	2005
Net income, as reported	$12,594	$10,075
Add stock-based compensation expense recorded as expense, net of tax	502	14
Less stock-based compensation expense, net of tax	(502)	(402)
Net income, pro forma	$12,594	$9,687
Net income per share—basic, as reported	$0.68	$0.50
Net income per share—basic, pro forma	$0.68	$0.48
Net income per share—diluted, as reported	$0.68	$0.50
Net income per share—diluted, pro forma	$0.68	$0.48

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three Months Ended March 31,
	2006	2005
Restricted Stock:
Pre-tax compensation expense	$245	$29
Tax benefit	(93)	(11)
Restricted stock expense, net of tax	$152	$18
Stock Options:
Pre-tax compensation expense	$564	$23
Tax benefit	(214)	(9)
Stock option expense, net of tax	$350	$14
Total Stock-Based Compensation:
Pre-tax compensation expense	$809	$52
Tax benefit	(307)	(20)
Total Stock-Based compensation expense, net of tax	$502	$32

As of March 31, 2006, $7.2 million and $2.8 million (including forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of approximately 3.1 years for restricted stock and 1.2 years for stock options.

Option activity under the Company’s stock option plan as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,078,833	$33.93
Granted	5,850	$51.20
Exercised	(33,949)	$29.72
Forfeited	(45,332)	$41.71
Outstanding at March 31, 2006	1,005,402	$33.82	7.00	$14,254,101
Vested and Expected to Vest at March 31, 2006	962,292	$33.32	0.32	$14,114,200
Exercisable at March 31, 2006	691,662	$29.56	6.28	$12,723,066

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

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

In June 2005, the IRS proposed a similar adjustment in connection with its examination of the Company’s 2003 federal income tax return. The proposed adjustment would accelerate the tax years in which the Company reports initial franchise fee income for federal tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2003 tax year of approximately $1.3 million. The Company’s federal income tax liability with respect to the proposed adjustment, exclusive of interest, penalties and any related state tax liability would be approximately $0.5 million for 2003. The Company is currently contesting the proposed adjustments through IRS administrative proceedings.

For the tax years under audit, and potentially for subsequent tax years, such proposed adjustments could result in material cash payments by the Company. These cash payments aggregated are approximately $19.5 million exclusive of interest, penalties, and any state income tax liability. Although the Company is still in the appeals process with the IRS, we have continued to pay taxes over time associated with past deferred tax obligations. As a result, we now anticipate that the Company’s net federal tax obligation to be approximately $10.0 million, exclusive of interest, penalties and any related state tax liability, if the IRS is successful. The Company has previously recorded in its consolidated financial statements the expected federal and state deferred income tax liability. The proposed adjustments relate only to the timing of when the taxes are paid. Although the Company cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

In addition, the Company has recorded contingency reserves for a portion of potential interest. As of March 31, 2006, the Company believes these tax contingency reserve estimates are adequate to cover potential interest liabilities for the years 2000, 2001, 2002 and 2003. However, inherent uncertainties exist in estimates of tax contingencies. Therefore, higher actual interest and any related state tax liabilities paid by the Company could adversely affect our reported results.

7.   New Accounting Pronouncements:   At its March 28, 2006 meeting, the FASB approved the issuance of a draft abstract EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, which addresses the income statement disclosure on taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes. The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis. When issued, EITF Issue No. 06-3 would be effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently accounts for taxes on a net basis; therefore EITF 06-3 should not have any significant impact on our financial condition or results of operations.

8.   Subsequent Events.   On May 4, 2006, the Company’s Board of Directors approved a 600,000 share increase in the Company’s share repurchase authorization.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. Certain forward-looking statements are contained in this report. They use such words as “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” or other similar terminology. These statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: risks associated with the implementation of the Company’s strategic growth plan, the availability of suitable locations and terms of the sites designated for development; the ability of franchise developers to fulfill their commitments to build new IHOP restaurants in the numbers and time frames covered by their development agreements; legislation and government regulation including the ability to obtain satisfactory regulatory approvals; conditions beyond the Company’s control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting the Company’s customer base or food supplies or acts of war or terrorism; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the IHOP and International House of Pancakes brands and concepts by guests and franchisees; the Company’s overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices and other factors discussed from time to time in the Company’s press releases, public statements and/or filings with the Securities and Exchange Commission.

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Restaurant Data

The following table sets forth, for the current year and prior year, the number of effective restaurants in the IHOP system and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended March 31,
	2006	2005
Restaurant Data
Effective restaurants(a)
Franchise	1,079	1,034
Company	7	8
Area license	155	148
Total	1,241	1,190
System-wide(b)
Sales percentage change(c)	9.4%	4.9%
Same-store sales percentage change(d)	5.1%	0.6%
Franchise(b)
Sales percentage change(c)	10.0%	5.9%
Same-store sales percentage change(d)	5.2%	0.6%
Company
Sales percentage change(c)	(15.4)%	(62.2)%
Area License(b)
Sales percentage change(c)	6.1%	11.4%

(a)           “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)          System-wide sales are retail sales at IHOP restaurants operated by franchisees, area licensees and the Company, as reported to the Company. Franchise restaurant sales were $479.3 million for the first quarter ended March 31, 2006, and sales at area license restaurants were $52.9 million for the first quarter ended March 31, 2006. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

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

The following table summarizes our restaurant development and franchising activity:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Restaurant Development Activity
Beginning of period	1,242	1,186
New openings
Company-developed	—	2
Franchisee-developed	7	11
Area license	3	1
Total new openings	10	14
Closings
Company and franchise	—	(2)
Area license	—	—
End of period	1,252	1,198
Summary-end of period
Franchise	1,090	1,041
Company	6	8
Area license	156	149
Total	1,252	1,198
Restaurant Franchising Activity
Company-developed	—	3
Franchisee-developed	7	11
Rehabilitated and refranchised	3	3
Total restaurants franchised	10	17
Reacquired by the Company	(2)	(2)
Closed	—	(2)
Net addition	8	13

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

The following table represents our development commitments including options as of March 31, 2006.

	Number of Signed	Scheduled Opening of Restaurants
	Agreements	Remainder of			2009 and
	at 3/31/06	2006	2007	2008	thereafter	Total
Single-store development agreements	18	12	6	—	—	18
Multi-store development agreements	69	41	62	56	218	377
International territorial agreements	1	1	1	1	18	21
	88	54	69	57	236	416

Comparison of the Quarter Ended March 31, 2006 to the Quarter Ended March 31, 2005

Overview

Our results for the first quarter of 2006 were favorably impacted by an increase in franchise operations profit due to higher revenues associated with franchise restaurant retail sales. In addition, general and administrative expenses decreased in the first quarter of 2006 compared to the first quarter of 2005. A comparison of our financial results for the first quarter of 2006 to those in 2005 included:

•       An increase in same-store sales of 5.1%;

•       An increase in franchise operations profit of $3.3 million or 15.5%;

•       A decrease in general and administrative expense of $0.5 million or 3.0%;

•       An increase in net income of $2.5 million or 25.0%;

•       A decrease in diluted weighted average shares outstanding of 7.7%; and

•       An increase in net income per diluted share of $0.18 or 36.0%.

Franchise Operations

Franchise revenues consist primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise expenses include contributions to the national advertising fund, the cost of proprietary products, pre-opening training expenses and other franchise related expenses. Key factors which can be used in evaluating and understanding our franchise operations segment include:

•       Franchise retail sales; and

•       Number of restaurants franchised.

Franchise operations profit, which is franchise revenues less franchise expenses, increased by $3.3 million or 15.5% in the first quarter of 2006 compared to the same period in 2005. The 15.5% increase in franchise operations profit was due to the changes in franchise revenues and expenses as discussed below.

Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

Franchise revenues grew by $4.4 million or 10.7% in the first quarter of 2006 compared to the same period in 2005. Franchise revenues grew primarily due to a 10.0% increase in franchise restaurant retail sales. In addition, franchise revenues were impacted by an increase in gross profit on dry mix sales to $3.7 million in the first quarter of 2006 compared to $3.0 million in the first quarter of 2005. This increase was due to significantly higher dry mix sales as a result of our “All You Can Eat” promotion in January and February of 2006. The 10.0% increase in franchise restaurant retail sales was primarily attributable to the following:

•       Same-store sales for franchise restaurants increased by 5.2%; and

•       Effective franchise restaurants increased by 4.4%.

“Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Effective franchise restaurants increased by 45 or 4.4% due to new restaurant openings in 2006 and the annualized effect of new restaurant development in 2005.

Franchise expenses increased by $1.0 million or 5.4% in the first quarter of 2006 compared to the same period in 2005. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales. The increase in franchise expenses was primarily a result of the 10.0% increase in franchise restaurant retail sales, increasing advertising costs and the cost of proprietary products. Partially offsetting this increase, franchise expenses in the first quarter of 2006 compared to the first quarter of 2005 benefited from lower subsidies to our franchisees for point of sale system purchases. In addition, franchise expenses in the first quarter of 2006 were impacted by lower temporary financial assistance to certain franchisees.

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

A prime lease is a lease between the Company and a third party, the landlord, whereby the Company pays rent to the landlord. Restaurants on these leases are either subleased to a franchisee or, in a few instances, operated by the Company. A sublease is a lease between the Company and a franchisee, whereby the franchisee pays rent to the Company.

Rental operations profit, which is rental income less rental expenses, increased by $0.3 million or 4.2% in the first quarter of 2006 compared to the same period in 2005. The increase was impacted primarily by the changes in rental income and expenses discussed below.

The following table represents the number of effective prime leases and subleases for both lease types, capital and operating, as of March 31, 2006:

	Prime Lease		Sublease
	2006	2005	2006	2005
Capital	294	294	207	214
Operating	514	510	589	577
Total	808	804	796	791

Rental income increased by $0.3 million or 0.9% in the first quarter of 2006 compared to the same period in 2005. The primary reason for the increase was an increase in the number of effective operating subleases associated with recently refranchised restaurants. In addition, rental income was impacted by the growth in same-store sales in the first quarter of 2006.

Rental expenses were essentially flat in the first quarter of 2006 compared to the same period in 2005. This was a result of a slight increase in rental expenses associated with operating prime leases being offset by a slight decrease in capital lease interest expense. The decrease in capital lease interest was a result of the reduction in our capital lease obligations.

Company Restaurant Operations

Company restaurant operations is comprised of two separate categories: restaurants in our dedicated company-operations market in Cincinnati, Ohio, and restaurants returned to the Company by franchisees under our Old Business Model, where the Company developed and financed restaurants. In addition, these company-operated restaurants under the Old Business Model generally had a prime lease.

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

•       Labor and benefits costs; and

•       Food costs.

Company restaurant operations loss, which is company restaurant sales less company restaurant expenses, was $0.4 million in the first quarter of 2006 or 53.2% less than the loss of $0.8 million in the first quarter of 2005. The improvement in company operations loss in the first quarter of 2006 compared to the first quarter of 2005 was driven by the decrease in effective company-operated restaurants. Effective company-operated restaurants decreased by 12.5% in the first quarter of 2006 compared to the first quarter of 2005 as a result of our refranchising efforts in 2005. In addition, the first quarter of 2005 included $0.2 million in expenses for company-operated restaurants that were closed or refranchised in 2004.

Financing Operations

Financing revenues consist of development and financing fees (which, under our Old Business Model, is the portion of the franchise fees not allocated to the Company’s intellectual property) and sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Key factors which can be used in evaluating and understanding our financing operations segment include:

•       Changes in franchise and equipment notes; and

•       Development and financing fees of franchise restaurants, which are based on the number and the average price of company-developed restaurants franchised.

Financing operations profit, which is financing revenues less financing expenses, decreased by $1.0 million or 22.9% in the first quarter of 2006 compared to the same period in 2005. The 22.9% decrease in financing operations profit was primarily due to the decrease in franchise and equipment note interest as a result of declining long-term note balances. In addition, financing operations profit was impacted by a decrease in the number of restaurants franchised. The profit from our successful refranchising efforts was $0.1 million in the first quarter of 2006 compared to $0.7 million in the first quarter of 2005.

Financing revenues decreased by $1.4 million or 17.2% in the first quarter of 2006 compared to the same period in the prior year. The decrease in revenues was primarily a result of the decrease in franchise and equipment note interest due to the expected reduction in franchise fee note balances. In addition, financing revenues were impacted by a decrease in the number of restaurants franchised. In the first quarter of 2006, there were three restaurants franchised compared to six in the first quarter of 2005.

Financing expenses decreased by $0.3 million or 9.6% in the first quarter of 2006 compared to the same period in 2005. This is primarily due to a decrease in equipment costs associated with the decreased number of franchised restaurants under the Old Business Model.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million or 3.0% in the first quarter of 2006 compared to the same period in the prior year. The decrease in general and administrative expenses was primarily due to a decrease in legal services in the amount of $0.7 million in the first quarter of 2006 compared to the first quarter of 2005. The first quarter of 2005 included legal services related to various lawsuits including cases aimed at removing poor performing operators from the IHOP system. The decrease in legal services was partially offset by increased expenses in the amount of $0.6 million related to the implementation of FAS 123(R), which requires all share-based payments, including grants of stock options, to be recognized in the income statement based on their estimated fair values.

Provision for Income Taxes

Our effective tax rate for the first quarter of 2006 was 38.0% compared to 38.3% for the first quarter of 2005.

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

•       Invest in information technology which includes supporting point of sales systems in our franchise restaurants and improving franchisee relations and support at the Restaurant Support Center; and

•       Repurchase our common stock in order to return excess capital to our stockholders and provide further capital return to our stockholders through dividends, which we began paying in fiscal 2003.

Sources and Uses of Cash

Our primary sources of liquidity are cash provided by operating activities and principal receipts from notes and equipment contracts receivable from our franchisees. Principal uses of cash are common stock repurchases, payments of dividends, capital investment, and payments on debt.

Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees. Franchise revenues are royalties and other fees which fluctuate with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP restaurants by our franchisees and by fluctuations in same-store sales.

Cash provided by operating activities increased to $21.5 million in the first quarter of 2006 from $14.9 million in the same period in 2005. The increase was due primarily to higher income before income taxes and higher accounts payable. Accounts payable was higher due primarily to an increase in income taxes payable. Income taxes payable increased as a result of higher income before income taxes, and the $4.2 million pay down of our franchise and equipment notes.

Cash provided by investing activities includes $2.2 million of property insurance proceeds in the first quarter of 2006. These are the insurance proceeds received on behalf of the franchisees for the rebuilding of restaurants that were destroyed by Hurricanes Katrina and Rita. The Company is acting as an administrator of these funds for distribution as the restaurants are rebuilt. The $2.2 million of property insurance proceeds was included in other liabilities on the Company’s balance sheet as of March 31, 2006.

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

Share Repurchases and Dividends

On September 20, 2005, our Board of Directors approved a 1.0 million share increase in the Company’s total share repurchase authorization. Based on our strategy to return cash to our stockholders, the Company repurchased 212,600 shares of common stock for $10.6 million in the first quarter of 2006 under our stock repurchase program. As of March 31, 2006, 0.3 million shares remained on the Company’s total share repurchase authorization.

In 2003, the Company began paying a quarterly cash dividend of $0.25 per share of common stock. The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. On April 10, 2006, the Company declared a quarterly cash dividend of $0.25 per common share payable on May 23, 2006, to stockholders of record as of May 2, 2006. Future dividends will be considered after reviewing returns to stockholders, profitability expectations and financing needs. Future dividends will be declared at the discretion of the Board of Directors.

Future share repurchases and dividends could be affected by a restriction on consolidated debt to total capitalization in our $25.0 million non-collateralized revolving credit agreement. This agreement restricts us to a maximum ratio of 45.0% of consolidated debt to total capitalization. Under this agreement, consolidated debt includes the sum of long term debt excluding capital leases and current maturities of debt excluding capital lease obligations, less 95% of direct financing leases receivable. Total capitalization is the sum of total consolidated debt and total consolidated tangible net worth, which is shareholder’s equity less intangible assets. This agreement is therefore influenced by additional retained earnings recognized each year. As of March 31, 2006, the ratio of consolidated debt to total capitalization was 40.6%. In addition, there are less restrictive covenants in the purchase agreements governing our 5.20% senior notes and our 5.88% senior notes which may also restrict the Company’s ability to repurchase stock. We are evaluating the alternatives and implications of addressing the restrictions arising from these covenants. The results may include the refinancing of the underlying debt and/or amendment of the covenants.

Capital Investment

As a result of the Company strategically shifting its focus from the Old Business Model, where the Company developed and financed restaurants, to the New Business Model, where franchisees develop and finance restaurants, the Company has significantly reduced capital expenditures related to restaurant openings.

Capital expenditures were reduced to $0.2 million in the first quarter of 2006 from $1.2 million in the first quarter of 2005. This reduction in capital expenditures was primarily a result of a reduction in company-developed restaurants. In the first quarter of 2006 there were no new company-developed restaurants compared to two new company-developed restaurants in the first quarter of 2005. The Company expects to incur the capital expenditures related to the development of company-operated restaurants discussed below later in 2006.

In 2006, the Company expects to develop approximately four restaurants in our dedicated company operations market in Cincinnati, Ohio. The total capital expenditures associated with the development of these restaurants and our investment in information technology in 2006 is expected to be approximately $12.0 million to $14.0 million.

Debt Instruments and Related Covenants

As an additional source of liquidity, the Company has a $25.0 million non-collateralized revolving credit agreement with a maturity date of May 31, 2008. Borrowings under the agreement bear interest at the bank’s reference (prime) rate or, at our option, at the bank’s quoted rate or at a Eurodollar rate. A commitment fee of 0.25% per annum is payable on unborrowed funds available under the agreement. There was no balance outstanding under this agreement at March 31, 2006 nor were there any borrowings under the agreement during the first quarter of 2006.

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

In June 2005, the IRS proposed a similar adjustment in connection with its examination of the Company’s 2003 federal income tax return. The proposed adjustment would accelerate the tax years in which the Company reports initial franchise fee income for federal tax purposes. If the IRS is successful, the Company would be required to report additional income for its 2003 tax year of approximately $1.3 million. The Company’s federal income tax liability with respect to the proposed adjustment, exclusive of interest, penalties and any related state tax liability would be approximately $0.5 million for 2003. The Company is currently contesting the proposed adjustments through IRS administrative proceedings.

For the tax years under audit, and potentially for subsequent tax years, such proposed adjustments could result in material cash payments by the Company. These cash payments aggregated are approximately $19.5 million exclusive of interest, penalties, and any state income tax liability. Although the Company is still in the appeals process with the IRS, we have continued to pay taxes over time associated with past deferred tax obligations. As a result, we now anticipate that the Company’s net federal tax obligation to be approximately $10.0 million, exclusive of interest, penalties and any related state tax liability, if the IRS is successful. The Company has previously recorded in its consolidated financial statements the expected federal and state deferred income tax liability. The proposed adjustments relate only to the timing of when the taxes are paid. Although the Company cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

In addition, the Company has recorded contingency reserves for a portion of potential interest. As of March 31, 2006, the Company believes these tax contingency reserve estimates are adequate to cover potential interest liabilities for the years 2000, 2001, 2002 and 2003. However, inherent uncertainties exist in estimates of tax contingencies. Therefore, higher actual interest and any related state tax liabilities paid by the Company could adversely affect our reported results.

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

Certain of our lease agreements contain tenant improvement allowances. For purposes of recognizing incentives, we amortize the incentives over the shorter of the estimated useful life or lease term. For tenant improvement allowances, we also record a deferred rent liability or an obligation in our non-current liabilities on the consolidated balance sheets.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by a Black Scholes Merton option pricing model (Black Scholes) and is recognized as expense ratably over the requisite service period. The Black Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

New Accounting Pronouncements

At its March 28, 2006 meeting, the FASB approved the issuance of a draft abstract EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, which addresses the income statement disclosure on taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes. The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis. When issued, EITF Issue No. 06-3 would be effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently accounts for taxes on a net basis; therefore EITF 06-3 should not have any significant impact on our financial condition or results of operations.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2005.

Item 4.                        Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.                        Legal Proceedings.

We are party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either the Company’s consolidated financial position or results of operations.

Item 1A.                Risk Factors.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(a)—(b)       Not applicable

(c)          The following table provides information relating to the Company’s repurchases of stock for the three months ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2006—January 31, 2006	—	$—	—	497,710
February 1, 2006—February 28, 2006	—	$—	—	497,710
March 1, 2006—March 31, 2006	212,600	$49.99	212,600	285,110
Total	212,600	$49.99	212,600	285,110

(1)          Total number of shares repurchased through March 31, 2006 under the stock repurchase plan announced in January 2003 is 4,314,890. This includes 4,102,290 shares repurchased in 2003, 2004 and 2005.

(2)          The above mentioned stock repurchase plan provided for the repurchase of up to 4.6 million shares, which includes a 1.0 million share increase authorized by our Board of Directors on September 20, 2005.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

3.1	Restated Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.’s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to IHOP Corp.’s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.’s Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
11.0	Statement Regarding Computation of Per Share Earnings.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHOP CORP.
(Registrant)
May 11, 2006	BY:	/s/ JULIA A. STEWART
(Date)		President and Chief Executive Officer
(Principal Executive Officer)
May 11, 2006		/s/ THOMAS CONFORTI
(Date)		Chief Financial Officer
(Principal Financial Officer)