Form 10-Q
period 2006-06-30
IHOP CORP
filed 2006-08-10
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 28, 2006
Common Stock, $.01 par value	18,022,366

IHOP CORP. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.                        Financial Statements

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$21,301	$23,111
Receivables, net	40,623	43,690
Reacquired franchises and equipment held for sale, net	—	273
Inventories	525	537
Prepaid expenses	2,785	2,899
Total current assets	65,234	70,510
Long-term receivables	310,786	319,335
Property and equipment, net	311,838	317,959
Excess of costs over net assets acquired	10,767	10,767
Other assets	57,853	52,509
Total assets	$756,478	$771,080
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$19,649	$19,564
Accounts payable	17,113	15,083
Accrued employee compensation and benefits	9,103	10,745
Other accrued expenses	10,346	9,030
Deferred income taxes	2,606	2,882
Capital lease obligations	4,687	4,491
Total current liabilities	63,504	61,795
Long-term debt, less current maturities	113,090	114,210
Deferred income taxes	54,797	61,414
Capital lease obligations	170,330	172,681
Other liabilities	72,190	67,134
Commitments and contingencies
Stockholders’ equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; June 30, 2006: 22,686,439 shares issued and 18,021,366 shares outstanding; December 31, 2005: 22,464,760 shares issued and 18,409,587 shares outstanding	226	225
Additional paid-in capital	124,622	120,922
Retained earnings	346,278	332,560
Deferred compensation	—	(747)
Accumulated other comprehensive loss	(70)	(205)
Treasury stock, at cost (4,665,073 shares and 4,055,173 shares at June 30, 2006 and December 31, 2005, respectively)	(188,489)	(158,909)
Total stockholders’ equity	282,567	293,846
Total liabilities and stockholders’ equity	$756,478	$771,080

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Franchise revenues	$42,490	$39,887	$87,745	$80,784
Rental income	32,254	32,806	65,604	65,844
Company restaurant sales	2,785	3,806	6,157	7,792
Financing revenues	7,545	6,409	14,085	14,311
Total revenues	85,074	82,908	173,591	168,731
Costs and Expenses
Franchise expenses	19,226	18,196	39,724	37,651
Rental expenses	24,507	24,333	49,155	49,016
Company restaurant expenses	3,131	3,788	6,887	8,594
Financing expenses	4,829	2,794	7,869	6,158
General and administrative expenses	15,188	12,514	30,278	28,077
Other expense, net	979	1,950	2,151	3,572
Total costs and expenses	67,860	63,575	136,064	133,068
Income before provision for income taxes	17,214	19,333	37,527	35,663
Provision for income taxes	6,908	7,404	14,627	13,659
Net Income	$10,306	$11,929	$22,900	$22,004
Net Income Per Share
Basic	$0.57	$0.60	$1.25	$1.11
Diluted	$0.56	$0.60	$1.24	$1.10
Weighted Average Shares Outstanding
Basic	18,159	19,764	18,290	19,877
Diluted	18,369	19,968	18,509	20,090
Dividends Declared Per Share	$0.25	$0.25	$0.50	$0.50
Dividends Paid Per Share	$0.25	$0.25	$0.50	$0.50

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$22,900	$22,004
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	9,988	9,795
Impairment and closure charges	43	801
Deferred income taxes	(6,893)	(2,219)
Stock-based compensation expense	1,859	115
Excess tax benefit from stock-based compensation	(395)	—
Tax benefit from stock options exercised	—	1,355
Changes in operating assets and liabilities
Receivables	2,758	(406)
Inventories	12	(740)
Prepaid expenses	114	481
Accounts payable	2,030	748
Accrued employee compensation and benefits	(1,642)	(2,240)
Other accrued expenses	1,316	(1,207)
Other	(1,698)	(1,657)
Cash flows provided by operating activities	30,392	26,830
Cash flows from investing activities
Additions to property and equipment	(3,857)	(2,639)
Additions to long-term receivables	168	(675)
Purchase and redemption of marketable securities, net	—	3,546
Proceeds from sale of land and building	—	890
Principal receipts from notes and equipment contracts receivable	9,197	10,487
Additions to reacquired franchises and equipment held for sale	(581)	(1,284)
Property insurance proceeds	2,234	—
Cash flows provided by investing activities	7,161	10,325
Cash flows from financing activities
Repayment of long-term debt	(1,035)	(963)
Principal payments on capital lease obligations	(2,155)	(1,851)
Dividends paid	(9,182)	(10,002)
Purchase of treasury stock	(29,580)	(26,121)
Proceeds from stock options exercised	2,194	2,544
Excess tax benefit from stock-based compensation	395	—
Cash flows used in financing activities	(39,363)	(36,393)
Net change in cash and cash equivalents	(1,810)	762
Cash and cash equivalents at beginning of period	23,111	44,031
Cash and cash equivalents at end of period	$21,301	$44,793
Supplemental disclosures
Interest paid	$14,849	$15,006
Income taxes paid	16,396	13,186
Capital lease obligations incurred	—	1,508

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General:   The accompanying unaudited consolidated financial statements of IHOP Corp. (the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

2.     Reclassifications:   Certain reclassifications have been made to prior period information to conform to the current period presentation. These include the reclassification of interest expense on capitalized information technology equipment leases from other expense, net, to financing expenses on our Consolidated Statements of Income.

3.     Presentation:   The Company’s fiscal quarter ends on the Sunday closest to the last day of each calendar quarter. For convenience, we report all fiscal quarter endings on March 31, June 30, September 30 and December 31.

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

Prior period segment information has been restated to conform to the current period presentation. Information on segments and a reconciliation to income before income taxes are as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2006
Revenues from external customers	$42,490	$32,254	$2,785	$7,545	$—	$85,074
Intercompany real estate charges	—	5,125	56	—	(5,181)	—
Depreciation and amortization	—	1,581	74	—	3,308	4,963
Interest expense	—	5,337	71	1,985	—	7,393
Provision for income taxes	—	—	—	—	6,908	6,908
Income (loss) before provision for income taxes	23,264	7,747	(346)	2,716	(16,167)	17,214
Three Months Ended June 30, 2005
Revenues from external customers	$39,887	$32,806	$3,806	$6,409	$—	$82,908
Intercompany real estate charges	—	5,131	49	—	(5,180)	—
Depreciation and amortization	—	1,627	67	—	3,216	4,910
Interest expense	—	5,379	73	2,029	—	7,481
Provision for income taxes	—	—	—	—	7,404	7,404
Income (loss) before provision for income taxes	21,691	8,473	18	3,615	(14,464)	19,333
Six Months Ended June 30, 2006
Revenues from external customers	$87,745	$65,604	$6,157	$14,085	$—	$173,591
Intercompany real estate charges	—	10,262	99	—	(10,361)	—
Depreciation and amortization	—	3,175	163	—	6,650	9,988
Interest expense	—	10,752	145	3,985	—	14,882
Provision for income taxes	—	—	—	—	14,627	14,627
Income (loss) before provision for income taxes	48,021	16,449	(730)	6,216	(32,429)	37,527
Six Months Ended June 30, 2005
Revenues from external customers	$80,784	$65,844	$7,792	$14,311	$—	$168,731
Intercompany real estate charges	—	10,230	131	—	(10,361)	—
Depreciation and amortization	—	3,256	124	—	6,415	9,795
Interest expense	—	10,831	129	4,055	—	15,015
Provision for income taxes	—	—	—	—	13,659	13,659
Income (loss) before provision for income taxes	43,133	16,828	(802)	8,153	(31,649)	35,663

5.     Stock-Based Compensation:   The Company grants stock options and restricted stock to officers, directors and employees of the Company under the 2001 Stock Incentive Plan (the “2001 Plan”) and the 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”). The stock options generally vest over a three year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price on the New York Stock Exchange of the common stock on the date of grant. Restricted stock provides for the issuance of a share of the Company’s common stock at no cost to the holder and generally vests over terms determined by the Compensation Committee of the Company’s Board of Directors. The restricted stock generally vests only if the employee is actively employed by the Company on the vesting date, and unvested shares are forfeited upon retirement before age 65, death or disability, unless the Compensation Committee of the Company’s Board of Directors determines otherwise. When vested options and restricted stock are issued, the Company generally issues new shares from its authorized but unissued share pool.  Stock-based compensation for the three and six months ended June 30, 2006 of $1.1 million and $1.9 million, respectively, has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

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

The estimated fair values of the options granted year to date 2006 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the 2006 Black-Scholes model:

Risk-free interest rate	4.67%
Weighted average volatility	28.2%
Dividend yield	1.96%
Expected years until exercise	5.0 years
Forfeitures	12.03%

Prior to 2006, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we elected to account for our stock-based compensation plans under the intrinsic value method which required compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeded the exercise price the employee must pay for the stock. The Company’s policy was to grant stock options at the fair market value of the underlying stock at the date of grant. The Company’s net income and net income per share for the six months ended June 30, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

As a result of adopting SFAS 123R, the impact to our Consolidated Financial Statements for Net Income for the three and six months ended June 30, 2006 was $0.6 million (net of $0.4 million tax benefit) and $1.1 million (net of $0.7 million tax benefit), respectively. The impact on basic earnings per share for the three and six months ended June 30, 2006 was $0.03 per share and $0.06 per share, respectively, and the impact on diluted earnings per share for the three and six months ended June 30, 2006 was $0.04 and $0.06, respectively. Pro forma net income as if the fair value based method had been applied to all awards is as follows (in thousands, except net income per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income, as reported	$10,306	$11,929	$22,900	$22,004
Add stock-based compensation expense included in reported net income, net of tax	1,050	—	1,859	14
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(1,050)	(463)	(1,859)	(865)
Net income, pro forma	$10,306	$11,466	$22,900	$21,153
Net income per share—basic, as reported	$0.57	$0.60	$1.25	$1.11
Net income per share—basic, pro forma	$0.57	$0.58	$1.25	$1.06
Net income per share—diluted, as reported	$0.56	$0.60	$1.24	$1.10
Net income per share—diluted, pro forma	$0.56	$0.57	$1.24	$1.05

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Restricted Stock:
Pre-tax compensation expense	$566	$86	$810	$115
Tax benefit	(227)	(33)	(316)	(44)
Restricted stock expense, net of tax	$339	$53	$494	$71
Stock Options:
Pre-tax compensation expense	$484	$—	$1,049	$—
Tax benefit	(194)	—	(409)	—
Stock option expense, net of tax	$290	$—	$640	$—
Total Stock-Based Compensation:
Pre-tax compensation expense	$1,050	$86	$1,859	$115
Tax benefit	(421)	(33)	(725)	(44)
Total Stock-Based compensation expense, net of tax	$629	$53	$1,134	$71

As of June 30, 2006, $6.9 million and $2.3 million (including forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of approximately 2.9 years for restricted stock and 1.4 years for stock options.

Option activity under the Company’s stock option plan as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,078,833	$33.93
Granted	10,850	50.96
Exercised	(85,379)	25.70
Forfeited	(45,332)	41.71
Outstanding at June 30, 2006	958,972	$34.49	6.89	$13,070,738
Vested and Expected to Vest at June 30, 2006	923,285	$34.06	0.28	$12,970,082
Exercisable at June 30, 2006	658,563	$30.20	6.20	$11,778,899

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

6.     Income Taxes:   In 2004, the Internal Revenue Service (“IRS”) proposed adjustments in connection with its examination of our 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which we report initial franchise fee income for federal income tax purposes. If the IRS is successful, we would be required to report additional income for our 2000 tax year of approximately $44.8 million and additional income for our 2001 tax year of approximately $4.5 million. Our federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability would be approximately $15.7 million for 2000 and $1.6 million for 2001. We are currently contesting the proposed adjustments through IRS administrative proceedings.

In April 2005, the IRS proposed a similar adjustment in connection with its examination of our 2002 federal income tax return. The proposed adjustment would accelerate the tax years in which we report initial franchise fee income for federal tax purposes. If the IRS is successful, we would be required to report additional income for our 2002 tax year of approximately $4.2 million. Our federal income tax liability with respect to the proposed adjustment, exclusive of interest, penalties and any related state tax liability would be approximately $1.5 million for 2002. We are currently contesting the proposed adjustments through IRS administrative proceedings.

In June 2005, the IRS proposed a similar adjustment in connection with its examination of our 2003 federal income tax return. The proposed adjustment would accelerate the tax years in which we report initial franchise fee income for federal tax purposes. If the IRS is successful, we would be required to report additional income for our 2003 tax year of approximately $1.3 million. Our federal income tax liability with respect to the proposed adjustment, exclusive of interest, penalties and any related state tax liability would be approximately $0.5 million for 2003. We are currently contesting the proposed adjustments through IRS administrative proceedings.

For the tax years under audit such proposed adjustments could result in material cash payments by us. These cash payments aggregated are approximately $19.2 million exclusive of interest, penalties, and any state income tax liability. Although we are still in the appeals process with the IRS, we have continued to pay taxes over time associated with past deferred tax obligations. As a result, we now anticipate our net federal tax obligation to be approximately $10.0 million, exclusive of interest, penalties and any related state tax liability, if the IRS is successful. We have previously recorded in our consolidated financial statements the expected federal and state deferred income tax liability. The proposed adjustments relate only to the timing of when the taxes are paid. Although we cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

In addition, we have recorded contingency reserves for a portion of potential interest. As of June 30, 2006, we believe these tax contingency reserve estimates are adequate to cover potential interest liabilities for the years 2000, 2001, 2002 and 2003. However, inherent uncertainties exist in estimates of tax contingencies. Therefore, higher actual interest and any related state tax liabilities paid by us could adversely affect our reported results.

7.     New Accounting Pronouncements:   At its March 28, 2006 meeting, the FASB approved the issuance of a draft abstract EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”, which addresses the income statement disclosure on taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value-added, and some excise taxes.  The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis. When issued, EITF Issue No. 06-3 would be effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently accounts for taxes on a net basis; therefore EITF 06-3 should not have any significant impact on our financial condition or results of operations.

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

8.     Subsequent Events:   On August 4, 2006, the Company issued a press release announcing that it has entered into a Pre-Filing Agreement (PFA) with the United States Internal Revenue Service. The PFA will allow for accelerated depreciation of certain fixed assets, and result in a reduction in the Company’s current income tax liability for 2006 and a corresponding increase in its net deferred income tax liability. The Company’s cash flows from operating activities will increase by a total of $14.7 million, which will be realized in the third and fourth quarters of 2006. The benefit will be reflected in the Company’s Consolidated Statements of Cash Flows and will have no impact on the Company’s Consolidated Statements of Income.

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

Restaurant Data

The following table sets forth, for the current year and prior year, the number of effective restaurants in the IHOP system, and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are usually based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Restaurant Data
Effective restaurants(a)
Franchise	1,087	1,042	1,083	1,038
Company	6	9	7	9
Area license	155	150	155	149
Total	1,248	1,201	1,245	1,196
System-wide(b)
Sales percentage change(c)	7.8%	5.6%	8.6%	5.2%
Same-store sales percentage change(d)	3.1%	0.9%	4.1%	0.8%
Franchise(b)
Sales percentage change(c)	8.0%	6.3%	9.0%	6.1%
Same-store sales percentage change(d)	3.1%	0.8%	4.2%	0.8%
Company
Sales percentage change(c)	(26.8)%	(54.2)%	(21.0)%	(58.7)%
Area License(b)
Sales percentage change(c)	8.5%	10.0%	7.2%	10.7%

(a)           “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)           System-wide sales are retail sales at IHOP restaurants operated by franchisees, area licensees and the Company, as reported to the Company. Franchise restaurant sales were $470.2 million and $949.6 million for the second quarter and first six months of 2006, respectively, and sales at area license restaurants were $50.8 million and $103.6 million for the second quarter and first six months of 2006, respectively. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

(c)            “Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in a  fiscal period in a specified year compared to the same fiscal period in the immediately preceding year, for all restaurants in that category.

(d)          “Same-store sales percentage change” reflects the percentage change in sales, in any given fiscal period in a specified year compared to the same fiscal period in the immediately preceding year, for restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and store closures, the restaurants open throughout both fiscal periods being compared will be different from period to period. Same-store sales percentage change does not include data on restaurants located in Florida.

The following table summarizes our restaurant development and franchising activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Restaurant Development Activity
Beginning of period	1,252	1,198	1,242	1,186
New openings
Company-developed	1	—	1	2
Franchisee-developed	16	11	23	22
Area license	—	2	3	3
Total new openings	17	13	27	27
Closings
Company and franchise	(4)	(4)	(4)	(6)
Area license	(1)	—	(1)	—
End of period	1,264	1,207	1,264	1,207
Summary-end of period
Franchise	1,102	1,045	1,102	1,045
Company	7	11	7	11
Area license	155	151	155	151
Total	1,264	1,207	1,264	1,207
Restaurant Franchising Activity
Company-developed	—	—	—	3
Franchisee-developed	16	11	23	22
Rehabilitated and refranchised	5	2	8	5
Total restaurants franchised	21	13	31	30
Reacquired by the Company	(5)	(6)	(7)	(8)
Closed	(4)	(3)	(4)	(5)
Net addition	12	4	20	17

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

The following table represents our development commitments including options as of June 30, 2006.

	Number of
	Signed	Scheduled Opening of Restaurants
	Agreements	Remainder of			2009 and
	at 6/30/06	2006	2007	2008	thereafter	Total
Single-store development agreements	14	7	7	—	—	14
Multi-store development agreements	75	32	61	60	205	358
International development agreements	1	1	1	1	18	21
	90	40	69	61	223	393

Comparison of the second quarter and six months ended June 30, 2006 and 2005

Overview

Our results for the second quarter and first six months of 2006 were impacted by an increase in franchise operations profit, due to higher revenues associated with franchise restaurant retail sales. Partially offsetting this increase was an increase in general and administrative expenses in the second quarter and first six months of 2006. A comparison of our financial results for the second quarter and first six months of 2006 to those in 2005 included:

•       An increase in same-store sales of 3.1% in the second quarter and an increase of 4.1% for the first six months of 2006;

•       An increase in franchise operations profit of $1.6 million or 7.3% in the second quarter and an increase of $4.9 million or 11.3% in the first six months of 2006;

•       An increase in general and administrative expenses of $2.7 million or 21.4% in the second quarter and an increase of $2.2 million or 7.8% in the first six months of 2006. Excluding stock based compensation expense in the amount of $1.1 million in the second quarter and $1.9 million in the first six months of 2006, general and administrative expenses would have increased by $1.7 million or 13.8% in the second quarter and by $0.5 million or 1.6% in the first six months of 2006 compared to the same periods in the prior year; and

•       A decrease in diluted weighted average shares outstanding of 8.0% in the second quarter and a decrease of 7.9% in the first six months of 2006.

Franchise Operations

Franchise revenues consist primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise expenses include contributions to the national advertising fund, the cost of proprietary products, pre-opening training expenses and other franchise related expenses. Key factors which can be used in evaluating and understanding our franchise operations segment include:

•       Franchise retail sales; and

•       Number of restaurants franchised.

Franchise operations profit, which is franchise revenues less franchise expenses, increased by $1.6 million or 7.3% in the second quarter of 2006 and by $4.9 million or 11.3% in the first six months of 2006 compared to the same periods in 2005. The increase in franchise operations profit was due to the changes in franchise revenues and expenses discussed below.

Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

Franchise revenues grew by $2.6 million or 6.5% in the second quarter of 2006 and by $7.0 million or 8.6% in the first six months of 2006 compared to the same periods in 2005. Franchise revenues grew primarily due to an 8.0% increase in franchise restaurant retail sales in the second quarter and a 9.0% increase in the first six months of 2006. The increase in franchise restaurant retail sales was primarily attributable to the following:

•       Effective franchise restaurants increased by 4.3% in both the second quarter and first six months of 2006; and

•       Same-store sales for franchise restaurants increased by 3.1% in the second quarter and by 4.2% in the first six months of 2006.

“Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Effective franchise restaurants increased by 45 or 4.3% in the second quarter and by 45 or 4.3% in the first six months of 2006 compared to the same periods in the prior year due to the new restaurant openings in 2006 and annualized effect of new restaurant development in 2005.

Franchise expenses increased by $1.0 million or 5.7% in the second quarter of 2006 and increased by $2.1 million or 5.5% in the first six months of 2006 compared to the same periods in 2005. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales. The increase in franchise expenses was primarily a result of the increase in franchise restaurant retail sales of 8.0% in the second quarter and 9.0% in the first six months of 2006 compared to the same periods in 2005. Partially offsetting this increase, franchise expenses benefited from lower subsidies to our franchisees for point-of-sale system purchases, as well as a reduction in the amount of financial relief granted to franchisees at certain underperforming restaurants.

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

Rental operations profit, which is rental income less rental expenses, decreased by $0.7 million or 8.6% in the second quarter of 2006 and by $0.4 million or 2.3% in the first six months of 2006 compared to the same periods in 2005. The decrease was impacted primarily by the changes in rental income and expenses discussed below.

The following table presents the number of effective prime leases and subleases for both lease types, capital and operating, as of June 30, 2006 and 2005:

	Prime Lease		Sublease
	2006	2005	2006	2005
Capital	293	292	208	213
Operating	515	511	587	578
Total	808	803	795	791

Rental income decreased by $0.6 million or 1.7% in the second quarter of 2006 and by $0.2 million or 0.4% in the first six months of 2006 compared to the same periods in 2005. The primary reason for the decrease was the write-off of deferred rent resulting from terminated subleases on restaurants reacquired. Deferred rent on operating subleases is the difference between straight-line rent and the actual amount received. As a result of the restaurants reacquired in 2006, deferred rent in the amount of $0.8 million was written off in the second quarter of 2006 compared to $0.1 million in the same period in 2005.

Rental expenses increased modestly by $0.2 million or 0.7% in the second quarter of 2006 and by $0.1 million or 0.3% in the first six months of 2006 compared to the same periods in 2005. This was a result of an increase in rental expenses associated with operating prime leases being offset by a slight decrease in capital lease interest expense. The decrease in capital lease interest was a result of the reduction in our capital lease obligations.

Company Restaurant Operations

Company restaurant operations is comprised of two separate categories; restaurants in our dedicated company-operations market in Cincinnati, Ohio and restaurants returned to the Company by franchisees under our Old Business Model, where the Company developed and financed restaurants. These company-operated restaurants under the Old Business Model generally had a prime lease.

Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor and benefits, utilities, rent and other restaurant operating costs. Key factors which can be used in evaluating and understanding our company restaurant operations segment include:

•       Change in effective company-operated restaurants;

•       Labor and benefits costs; and

•       Food costs.

Company restaurant operations loss, which is company restaurant sales less company restaurant expenses, was $0.3 million in the second quarter of 2006 compared to a profit of $18,000 in the second quarter of 2005. Company restaurant operations loss in the second quarter of 2006 was primarily due to lower profitability at restaurants opened in late 2005. The lower profitability was primarily due to lower sales at these restaurants compared to sales at our other restaurants in the Cincinnati market. Company restaurant operations loss was $0.7 million in the first six months of 2006 or 9.0% less than the loss of $0.8 million in the first six months of 2005. The improvement in company restaurant operations loss in the first six months of 2006 was primarily a result of our refranchising activities. The loss associated with refranchised restaurants was $0.1 million in 2006 compared to $0.4 million in 2005.

Financing Operations

Financing revenues consist of franchise fees not allocated to the Company’s intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Key factors which can be used in evaluating and understanding our financing operations segment include:

•       Changes in franchise and equipment notes; and

•       Franchise fees of franchise restaurants, which are based on the number and the average price of company-developed restaurants refranchised.

Financing operations profit, which is financing revenues less financing expenses, decreased by $0.9 million or 24.9% in the second quarter of 2006 and by $1.9 million or 23.8% in the first six months of 2006 compared to the same periods in 2005. The decrease in franchise operations profit was partially due to a net overall loss on restaurants refranchised in 2006 under the Old Business Model. In the first six months of 2006, there were eight restaurants refranchised compared to five in the first six months of 2005. In addition, franchise operations profit was impacted by the decrease in franchise and equipment note interest as a result of declining note balances resulting from our receivables run-off.

Financing revenues increased by $1.1 million or 17.7% in the second quarter of 2006 and decreased by $0.2 million or 1.6% in the first six months of 2006 compared to the same periods in the prior year. The increase in revenues in the second quarter of 2006 was primarily due to revenues associated with the refranchising of restaurants under our Old Business Model.  In the second quarter of 2006, there were five restaurants refranchised compared to two in the second quarter of 2005. This increase was partially offset by a decrease in franchise and equipment note interest.  The decrease in revenues in the first six months of 2006 was primarily a result of the decrease in franchise and equipment note interest due to the expected reduction in franchise fee note balances.  This was partially offset by the increase in revenues associated with the refranchising of restaurants under our Old Business Model.

Financing expenses increased by $2.0 million or 72.8% in the second quarter of 2006 and  by $1.7 million or 27.8% in the first six months of 2006 compared to the same periods in 2005. This was due to an increase in costs associated with restaurants refranchised under the Old Business Model. In the second quarter and first six months of 2006, there were five and eight restaurants refranchised compared to two and five in the same periods in 2005, respectively.

General and Administrative Expenses

General and administrative expenses increased by $2.7 million or 21.4% in the second quarter of 2006 and increased by $2.2 million or 7.8% in the first six months of 2006 compared to the same periods in the prior year. The increase in general and administrative expenses was primarily due to expenses in the amount of $1.1 million and $1.9 million in the second quarter and first six months of 2006, respectively, related to the implementation of FAS 123(R), which requires all share-based payments, including grants of stock options, to be recognized in the income statement based on their estimated fair values. In addition, expenses related to our Performance Share Plans for Executive Management increased by $0.4 million in the second quarter of 2006 and increased by $0.3 million the first six months of 2006 as a result of the addition of a third cycle of performance share awards in the first six months of 2006. The increase in general and administrative expenses was also impacted by increases in business license taxes and workers compensation expenses. Business license taxes increased as a result of higher expenses related to various business license, tax and insurance issues in the amount of $0.3 million. Workers compensation expenses were higher in 2006 due to a credit in the amount of $0.3 million in the second quarter of 2005 as a result of a reduction in our accrual for workers compensation expense. In addition, professional services expenses were higher in 2006, which was partially related to our IRS appeals process as discussed in Note 6 to our Consolidated Financial Statements on page 10.

Provision for Income Taxes

Our effective tax rates for the second quarter and first six months of 2006 were 40.1% and 39.0%, respectively, compared to 38.3% for the second quarter and first six months of 2005. The increase in our effective tax rates was primarily due to a recent review and adjustment for higher tax rates in states in which we operate.

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

•       Invest in new assets related to the development of our Company operations market in Cincinnati, Ohio as part of our renewed focus on operational excellence by developing operations initiatives and training programs; and

•       Invest in information technology which includes supporting point-of-sales systems in our franchise restaurants and improving franchisee relations and support at the Restaurant Support Center.

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

Cash provided by operating activities increased to $30.4 million in the first six months of 2006 from $26.8 million in the same period in 2005. The increase was due primarily to higher net income, decreased accounts receivable, higher accounts payable and increased other accrued expenses. The decrease in accounts receivable was the result of an improvement in the collection of our franchise and distributor receivables. Accounts payable was higher due primarily to an increase in income taxes payable. Income taxes payable increased as a result of higher income before income taxes, and the $9.2 million pay down of our franchise and equipment notes. Other accrued expenses increased primarily as a result of higher accrued advertising expenses related to our national advertising fund.

Cash provided by investing activities includes $2.2 million of property insurance proceeds in the first six months of 2006. These are the insurance proceeds received on behalf of the franchisees for the rebuilding of restaurants that were destroyed by Hurricanes Katrina and Rita. The Company is acting as an administrator of these funds for distribution as the restaurants are rebuilt. The $2.2 million of property insurance proceeds was included in other liabilities on the Company’s balance sheet as of June 30, 2006.

Strategic Alternatives

We intend to seek opportunities for growth, including potentially significant investments in, or acquisitions of, other non-competitive concepts where we can do so at a reasonable price. In the event the Company makes a significant investment in, or acquisition of other non-competitive concepts, the Company may need to restructure its existing debt and/or seek additional forms of financing.

Share Repurchases and Dividends

On May 4, 2006, our Board of Directors approved a 0.6 million share increase in the Company’s total share repurchase authorization. Based on our strategy to return cash to our stockholders, the Company repurchased 609,900 shares of common stock for $29.6 million in the first six months of 2006 under our stock repurchase program. As of June 30, 2006, 0.5 million shares remained on the Company’s total share repurchase authorization. Since 2003, the Company has repurchased 4.7 million shares for a total of $189.9 million.

In 2003, the Company began paying a quarterly cash dividend of $0.25 per share of common stock. The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. On July 6, 2006, the Company declared a quarterly cash dividend of $0.25 per common share payable on August 22, 2006, to stockholders of record as of August 1, 2006. Future dividends will be considered after reviewing returns to stockholders, profitability expectations and financing needs. Future dividends will be declared at the discretion of the Board of Directors.

Future share repurchases and dividends could be affected by a restriction on consolidated debt to total capitalization in our $25.0 million non-collateralized revolving credit agreement. This agreement restricts us to a maximum ratio of 45.0% of consolidated debt to total capitalization. Under this agreement, consolidated debt includes the sum of long-term debt excluding capital leases and current maturities of debt excluding capital lease obligations, less 95% of direct financing leases receivable. Total capitalization is the sum of total consolidated debt and total consolidated tangible net worth, which is shareholder’s equity less intangible assets. This agreement is therefore influenced by additional retained earnings recognized each year. As of June 30, 2006, the ratio of consolidated debt to total capitalization was 41.4%. In addition, there are less restrictive covenants in the purchase agreements governing our 5.20% senior notes and our 5.88% senior notes which may also restrict the Company’s ability to repurchase stock. We are evaluating the alternatives and implications of addressing the restrictions arising from these covenants. The results may include the refinancing of the underlying debt and/or amendment of the covenants.

Capital Investment

Capital expenditures increased to $3.9 million in the first six months of 2006 from $2.6 million in the first six months of 2005. This increase was primarily due to the costs associated with the continued development of our dedicated company operations market in Cincinnati, Ohio.

In 2006, we expect to develop approximately four restaurants in our dedicated company operations market in Cincinnati, Ohio. The total capital expenditures associated with the development of these restaurants and our investment in information technology in 2006 is expected to be approximately $12.0 million to $14.0 million.

Debt Instruments and Related Covenants

As an additional source of liquidity, we have a $25.0 million non-collateralized revolving credit agreement with a maturity date of May 31, 2008. Borrowings under the agreement bear interest at the bank’s reference (prime) rate or, at our option, at the bank’s quoted rate or at a Eurodollar rate. A commitment fee of 0.25% per annum is payable on unborrowed funds available under the agreement. There was no balance outstanding under this agreement at June 30, 2006 nor were there any borrowings under the agreement during the first six months of 2006.

Income Taxes

In 2004, the Internal Revenue Service (“IRS”) proposed adjustments in connection with its examination of our 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which we report initial franchise fee income for federal income tax purposes. If the IRS is successful, we would be required to report additional income for our 2000 tax year of approximately $44.8 million and additional income for our 2001 tax year of approximately $4.5 million. Our federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability would be approximately $15.7 million for 2000 and $1.6 million for 2001. We are currently contesting the proposed adjustments through IRS administrative proceedings.

In April 2005, the IRS proposed a similar adjustment in connection with its examination of our 2002 federal income tax return. The proposed adjustment would accelerate the tax years in which we report initial franchise fee income for federal tax purposes. If the IRS is successful, we would be required to report additional income for our 2002 tax year of approximately $4.2 million. Our federal income tax liability with respect to the proposed adjustment, exclusive of interest, penalties and any related state tax liability would be approximately $1.5 million for 2002. We are currently contesting the proposed adjustments through IRS administrative proceedings.

In June 2005, the IRS proposed a similar adjustment in connection with its examination of our 2003 federal income tax return. The proposed adjustment would accelerate the tax years in which we report initial franchise fee income for federal tax purposes. If the IRS is successful, we would be required to report additional income for our 2003 tax year of approximately $1.3 million. Our federal income tax liability with respect to the proposed adjustment, exclusive of interest, penalties and any related state tax liability would be approximately $0.5 million for 2003. We are currently contesting the proposed adjustments through IRS administrative proceedings.

For the tax years under audit such proposed adjustments could result in material cash payments by us. These cash payments aggregated are approximately $19.2 million exclusive of interest, penalties, and any state income tax liability. Although we are still in the appeals process with the IRS, we have continued to pay taxes over time associated with past deferred tax obligations. As a result, we now anticipate our net federal tax obligation to be approximately $10.0 million, exclusive of interest, penalties and any related state tax liability, if the IRS is successful. We have previously recorded in our consolidated financial statements the expected federal and state deferred income tax liability. The proposed adjustments relate only to the timing of when the taxes are paid. Although we cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

In addition, we have recorded contingency reserves for a portion of potential interest. As of June 30, 2006, we believe these tax contingency reserve estimates are adequate to cover potential interest liabilities for the years 2000, 2001, 2002 and 2003. However, inherent uncertainties exist in estimates of tax contingencies. Therefore, higher actual interest and any related state tax liabilities paid by us could adversely affect our reported results.

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

Tax contingency reserves result from our estimates of potential liabilities resulting from differences between actual and audited results. Changes in the tax contingency reserves result from resolution of audits of prior year filings, the expiration of the statute of limitations, changes in tax laws and current year estimates for asserted and unasserted items. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. Significant changes in our estimates could adversely affect our reported results.

Leases

We lease most IHOP restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. We recognize rent expense for our operating leases, which have escalating rentals over the term of the lease, on a straight-line basis over the initial term. In addition, the lease term is deemed to commence when we take physical possession of the leased property. We historically capitalized the straight-line rent amounts during the construction period of leased properties. Straight-line rent subsequent to the construction period and prior to the restaurant opening was recognized as expense. However, in accordance with FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” beginning in January 2006, straight-line rent amounts are expensed during the construction period of leased properties. We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of our leases as either operating or capital. Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they accrue.

Certain of our lease agreements contain tenant improvement allowances. For purposes of recognizing incentives, we amortize the incentives over the estimated useful life or lease term. For tenant improvement allowances, we also record a deferred rent liability or an obligation in our non-current liabilities on the consolidated balance sheets.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by a Black-Scholes option pricing model and is recognized as expense ratably over the requisite service period. The Black Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

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

Part II.   OTHER INFORMATION

Item 1.                        Legal Proceedings.

We are party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either our consolidated financial position or results of operations.

Item 1A.                Risk Factors.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(a)—(b) Not applicable

(c)         The following table provides information relating to the Company’s repurchases of stock during the second quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2006—April 30, 2006	—	$—	—	285,110
May 1, 2006—May 31, 2006	327,300	$47.83	327,300	557,810
June 1, 2006—June 30, 2006	70,000	$47.11	70,000	487,810
Total	397,300	$47.70	397,300	487,810

(1)          Total number of shares repurchased through June 30, 2006 under the stock repurchase plan announced in January 2003 is 4,712,190. This includes 4,102,290 shares repurchased in 2003, 2004 and 2005.

(2)          The above mentioned stock repurchase plan provided for the repurchase of up to 5.2 million shares, which includes a 0.6 million share increase authorized by our Board of Directors on May 4, 2006.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders (the “Meeting”) was held on May 17, 2006. Stockholders voted in person or by proxy for the following purposes:

(a)   Stockholders voted to elect the following directors:

	Votes For	Votes Withheld
H. Frederick Christie	17,251,525	131,671
Richard J. Dahl	17,338,541	44,655
Patrick W. Rose	17,309,041	74,155

The following directors continued in office after the meeting:  Michael S. Gordon, Larry Alan Kay, Julia A. Stewart, Gilbert T. Ray, Frank Edelstein and Caroline W. Nahas.

 (b)  Stockholders voted to approve and ratify the appointment of Ernst & Young LLP, as the Company’s independent registered public accounting firm for the year ending December 31, 2006. 17,359,381 shares were voted in favor of this proposal, 22,232 shares were voted against, there were 1,583 abstentions, and no broker non-votes.

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

3.1	Restated Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.’s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to IHOP Corp.’s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.’s Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
11.0	Statement Regarding Computation of Per Share Earnings.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHOP Corp.
(Registrant)
August 10, 2006	BY:	/s/ JULIA A. STEWART
(Date)		Chairman and Chief Executive Officer (Principal Executive Officer)
August 10, 2006		/s/ THOMAS CONFORTI
(Date)		Chief Financial Officer (Principal Financial Officer)