Form 10-Q
period 2006-09-30
IHOP CORP
filed 2006-11-09
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒                        Accelerated filer ☐                        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2006
Common Stock, $.01 par value	17,831,963

IHOP CORP. AND SUBSIDIARIES
INDEX

PART I.        FINANCIAL INFORMATION

Item 1.                        Financial Statements

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,410	$23,111
Receivables, net	41,363	43,690
Reacquired franchises and equipment held for sale, net	—	273
Inventories	359	537
Prepaid expenses	3,214	2,899
Total current assets	71,346	70,510
Long-term receivables	306,446	319,335
Property and equipment, net	312,194	317,959
Excess of costs over net assets acquired	10,767	10,767
Other assets	60,856	52,509
Total assets	$761,609	$771,080
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$19,693	$19,564
Accounts payable	8,197	15,083
Accrued employee compensation and benefits	10,535	10,745
Other accrued expenses	11,824	9,030
Deferred income taxes	2,617	2,882
Capital lease obligations	4,855	4,491
Total current liabilities	57,721	61,795
Long-term debt, less current maturities	112,515	114,210
Deferred income taxes	69,037	61,414
Capital lease obligations	170,906	172,681
Other liabilities	73,622	67,134
Commitments and contingencies
Stockholders’ equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; September 30, 2006: 22,712,655 shares issued and 17,768,196 shares outstanding; December 31, 2005: 22,464,760 shares issued and 18,409,587 shares outstanding	226	225
Additional paid-in capital	126,227	120,922
Retained earnings	353,102	332,560
Deferred compensation	—	(747)
Accumulated other comprehensive loss	(143)	(205)
Treasury stock, at cost (4,944,459 shares and 4,055,173 shares at September 30, 2006 and December 31, 2005, respectively)	(201,604)	(158,909)
Total stockholders’ equity	277,808	293,846
Total liabilities and stockholders’ equity	$761,609	$771,080

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Franchise revenues	$45,961	$43,292	$133,706	$124,076
Rental income	33,428	33,239	99,032	99,083
Company restaurant sales	3,492	3,574	9,649	11,366
Financing revenues	5,156	11,197	19,241	25,508
Total revenues	88,037	91,302	261,628	260,033
Costs and Expenses
Franchise expenses	21,520	20,720	61,244	58,371
Rental expenses	24,371	24,633	73,526	73,649
Company restaurant expenses	4,054	3,559	10,941	12,153
Financing expenses	2,092	7,532	9,961	13,676
General and administrative expenses	16,230	14,881	46,508	42,958
Other expense, net	1,567	844	3,718	4,430
Total costs and expenses	69,834	72,169	205,898	205,237
Income before provision for income taxes	18,203	19,133	55,730	54,796
Provision for income taxes	6,880	7,161	21,507	20,820
Net income	$11,323	$11,972	$34,223	$33,976
Net Income Per Share
Basic	$0.63	$0.62	$1.88	$1.73
Diluted	$0.62	$0.62	$1.86	$1.71
Weighted Average Shares Outstanding
Basic	17,921	19,224	18,168	19,660
Diluted	18,123	19,394	18,381	19,858
Dividends Declared Per Share	$0.25	$0.25	$0.75	$0.75
Dividends Paid Per Share	$0.25	$0.25	$0.75	$0.75

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$34,223	$33,976
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	15,042	14,759
Impairment and closure charges	43	885
Deferred income taxes	7,358	(2,170)
Stock-based compensation expense	2,902	201
Excess tax benefit from stock options exercised	(594)	—
Tax benefit from stock options exercised	—	837
Changes in operating assets and liabilities
Receivables	2,020	1,855
Inventories	178	(711)
Prepaid expenses	(315)	975
Accounts payable	(6,886)	(3,433)
Accrued employee compensation and benefits	(210)	(1,153)
Other accrued expenses	2,794	943
Other	(2,677)	(1,531)
Cash flows provided by operating activities	53,878	45,433
Cash flows from investing activities
Additions to property and equipment	(7,373)	(3,476)
Additions to long-term receivables	255	(305)
Purchase and redemption of marketable securities, net	—	2,033
Proceeds from sale of land and building	—	890
Principal receipts from notes and equipment contracts receivable	13,129	14,387
Additions to reacquired franchises and equipment held for sale	(581)	(1,871)
Property insurance proceeds	2,034	—
Cash flows provided by investing activities	7,464	11,658
Cash flows from financing activities
Repayment of long-term debt	(1,566)	(1,453)
Principal payments on capital lease obligations	(3,252)	(2,890)
Dividends paid	(13,681)	(14,862)
Purchase of treasury stock	(42,695)	(56,417)
Proceeds from stock options exercised	2,557	2,584
Excess tax benefit from stock options exercised	594	—
Cash flows used in financing activities	(58,043)	(73,038)
Net change in cash and cash equivalents	3,299	(15,947)
Cash and cash equivalents at beginning of period	23,111	44,031
Cash and cash equivalents at end of period	$26,410	$28,084
Supplemental disclosures
Interest paid	$20,894	$20,800
Income taxes paid	17,350	24,035
Capital lease obligations incurred	1,840	1,508

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General:   The accompanying unaudited consolidated financial statements of IHOP Corp. (the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Prior period segment information has been restated to conform to the current period presentation. Information on segments and a reconciliation to income before income taxes are as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2006
Revenues from external customers	$45,961	$33,428	$3,492	$5,156	$—	$88,037
Intercompany real estate charges	—	5,137	92	—	(5,229)	—
Depreciation and amortization	—	1,552	94	—	3,408	5,054
Interest expense	—	5,317	272	1,970	—	7,559
Provision for income taxes	—	—	—	—	6,880	6,880
Income (loss) before provision for income taxes	24,441	9,057	(562)	3,064	(17,797)	18,203
Three Months Ended September 30, 2005
Revenues from external customers	$43,292	$33,239	$3,574	$11,197	$—	$91,302
Intercompany real estate charges	—	5,095	84	—	(5,179)	—
Depreciation and amortization	—	1,621	65	—	3,278	4,964
Interest expense	—	5,334	38	2,055	—	7,427
Provision for income taxes	—	—	—	—	7,161	7,161
Income (loss) before provision for income taxes	22,572	8,606	15	3,665	(15,725)	19,133
Nine Months Ended September 30, 2006
Revenues from external customers	$133,706	$99,032	$9,649	$19,241	$—	$261,628
Intercompany real estate charges	—	15,399	191	—	(15,590)	—
Depreciation and amortization	—	4,727	257	—	10,058	15,042
Interest expense	—	16,069	417	5,955	—	22,441
Provision for income taxes	—	—	—	—	21,507	21,507
Income (loss) before provision for income taxes	72,462	25,506	(1,292)	9,280	(50,226)	55,730
Nine Months Ended September 30, 2005
Revenues from external customers	$124,076	$99,083	$11,366	$25,508	$—	$260,033
Intercompany real estate charges	—	15,325	215	—	(15,540)	—
Depreciation and amortization	—	4,877	189	—	9,693	14,759
Interest expense	—	16,165	167	6,110	—	22,442
Provision for income taxes	—	—	—	—	20,820	20,820
Income (loss) before provision for income taxes	65,705	25,434	(787)	11,832	(47,388)	54,796

5.     Stock-Based Compensation:   From time to time, the Company grants stock options and restricted stock to officers, directors and employees of the Company under the 2001 Stock Incentive Plan (the “2001 Plan”) and the 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”). The stock options generally vest over a three year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price on the New York Stock Exchange of the common stock on the date of grant. Restricted stock provides for the issuance of a share of the Company’s common stock at no cost to the holder and generally vests over terms determined by the Compensation Committee of the Company’s Board of Directors. The restricted stock generally vests only if the employee is actively employed by the Company on the vesting date, and unvested restricted shares are forfeited upon termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company’s Board of Directors determines otherwise. When vested options and restricted stock are issued, the Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock. Stock-based compensation for the three and nine months ended September 30, 2006 of $1.0 million and $2.9 million, respectively, has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

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

Prior to 2006, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we elected to account for stock options under the intrinsic value method which required compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeded the exercise price the employee must pay for the stock. The Company’s policy was to grant stock options at the fair market value of the underlying stock at the date of grant. The Company’s net income and net income per share for the nine months ended September 30, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

As a result of adopting SFAS 123R, the impact to our net income for the three and nine months ended September 30, 2006 was $0.6 million (net of $0.4 million tax benefit) and $1.8 million (net of $1.1 million tax benefit), respectively. The impact on basic earnings per share for the three and nine months ended September 30, 2006 was $0.04 per share and $0.10 per share, respectively, and the impact on diluted earnings per share for the three and nine months ended September 30, 2006 was $0.04 and $0.10, respectively. Pro forma net income as if the fair value based method had been applied to all awards is as follows (in thousands, except net income per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income, as reported	$11,323	$11,972	$34,223	$33,976
Add stock-based compensation expense included in reported net income, net of tax	649	—	1,782	14
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(649)	(457)	(1,782)	(1,321)
Net income, pro forma	$11,323	$11,515	$34,223	$32,669
Net income per share—basic, as reported	$0.63	$0.62	$1.88	$1.73
Net income per share—basic, pro forma	$0.63	$0.60	$1.88	$1.66
Net income per share—diluted, as reported	$0.62	$0.62	$1.86	$1.71
Net income per share—diluted, pro forma	$0.62	$0.59	$1.86	$1.65

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Restricted Stock:
Pre-tax compensation expense	$576	$86	$1,386	$201
Tax benefit	(218)	(32)	(535)	(76)
Restricted stock expense, net of tax	358	54	851	125
Stock Options:
Pre-tax compensation expense	467	—	1,516	—
Tax benefit	(176)	—	(585)	—
Stock option expense, net of tax	291	—	931	—
Total Stock-Based Compensation:
Pre-tax compensation expense	1,043	86	2,902	201
Tax benefit	(394)	(32)	(1,120)	(76)
Total Stock-Based compensation expense, net of tax	$649	$54	$1,782	$125

As of September 30, 2006, $6.8 million and $1.9 million (including forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of approximately 2.6 years for restricted stock and 1.2 years for stock options.

Option activity under the Company’s stock option plan as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,078,833	$33.93
Granted	10,850	50.96
Exercised	(99,095)	26.35
Forfeited	(53,048)	42.32
Outstanding at September 30, 2006	937,540	$34.45	6.63	$11,635,998
Vested and Expected to Vest at September 30, 2006	910,927	$34.12	0.21	$11,585,842
Exercisable at September 30, 2006	664,912	$30.33	5.98	$10,802,945

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock and the number of in-the-money options.

6.     Income Taxes:   In 2004, the Internal Revenue Service (“IRS”) proposed adjustments in connection with its examination of our 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which we report initial franchise fee income for federal income tax purposes. We are currently contesting the proposed adjustments through IRS administrative proceedings. If the IRS audit is successful, we would be required to report additional income for our 2000 tax year of approximately $44.8 million and additional income for our 2001 tax year of approximately

$4.5 million. Our federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability would be approximately $15.7 million for 2000 and $1.6 million for 2001.

In April 2005, the IRS proposed a similar adjustment in connection with its examination of our 2002 federal income tax return. The proposed adjustment would accelerate the tax years in which we report initial franchise fee income for federal tax purposes. We are currently contesting the proposed adjustments through IRS administrative proceedings. If the IRS audit is successful, we would be required to report additional income for our 2002 tax year of approximately $4.2 million. Our federal income tax liability with respect to the proposed adjustment, exclusive of interest, penalties and any related state tax liability would be approximately $1.5 million for 2002.

In June 2005, the IRS proposed a similar adjustment in connection with its examination of our 2003 federal income tax return. The proposed adjustment would accelerate the tax years in which we report initial franchise fee income for federal tax purposes. We are currently contesting the proposed adjustments through IRS administrative proceedings. If the IRS audit is successful, we would be required to report additional income for our 2003 tax year of approximately $1.3 million. Our federal income tax liability with respect to the proposed adjustment, exclusive of interest, penalties and any related state tax liability would be approximately $0.5 million for 2003.

For the tax years under audit such proposed adjustments could result in cash payments by us totaling in the aggregate, approximately $19.2 million exclusive of interest, penalties, and any state income tax liability. Although we are still in the appeals process with the IRS, we have continued to pay taxes over time associated with past deferred tax obligations. As a result, we now anticipate our net federal tax obligation to be approximately $10.0 million, exclusive of interest, penalties and any related state tax liability, if the IRS audit is successful. We have previously recorded in our consolidated financial statements the expected federal and state deferred income tax liability. The proposed adjustments relate only to the timing of when the taxes are paid. Although we cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

In addition, we have recorded contingency reserves for a portion of potential interest liabilities. As of September 30, 2006, we believe these tax contingency reserve estimates are adequate to cover potential interest liabilities for the years 2000, 2001, 2002 and 2003. However, inherent uncertainties exist in estimates of tax contingencies. Therefore, higher actual interest and any related state tax liabilities paid by us could materially affect our reported results.

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS No. 157 may require companies to provide additional disclosures based on that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption may have on the consolidated financial statements of the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Restaurant Data
Effective restaurants(a)
Franchise	1,099	1,048	1,088	1,042
Company	8	7	7	8
Area license	156	151	155	150
Total	1,263	1,206	1,250	1,200
System-wide(b)
Sales percentage change(c)	6.2%	9.6%	7.8%	6.7%
Same-store sales percentage change(d)	1.3%	4.5%	3.1%	2.1%
Franchise
Sales percentage change(c)	6.3%	10.5%	8.1%	7.6%
Same-store sales percentage change(d)	1.3%	4.5%	3.1%	2.1%
Company
Sales percentage change(c)	(2.3)%	(52.4)%	(15.1)%	(56.9)%
Area License
Sales percentage change(c)	5.5%	12.4%	6.7%	11.3%

(a)           “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)          System-wide sales are retail sales of IHOP restaurants operated by franchisees, area licensees and the Company, as reported to the Company. Franchise restaurant sales were $489.3 million and $1.4 billion for the third quarter and first nine months of 2006, respectively, and sales at area license restaurants were $49.7 million and $153.3 million for the third quarter and first nine months of 2006, respectively. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company.

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

The following table summarizes our restaurant development and franchising activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Restaurant Development Activity
Beginning of period	1,264	1,207	1,242	1,186
New openings
Company-developed	2	—	3	2
Franchisee-developed	12	12	35	34
Area license	3	1	6	4
Total new openings	17	13	44	40
Closings
Company and franchise	(3)	(2)	(7)	(8)
Area license	—	—	(1)	—
End of period	1,278	1,218	1,278	1,218
Summary-end of period
Franchise	1,111	1,062	1,111	1,062
Company	9	4	9	4
Area license	158	152	158	152
Total	1,278	1,218	1,278	1,218
Restaurant Franchising Activity
Company-developed	—	—	—	3
Franchisee-developed	12	12	35	34
Rehabilitated and refranchised	—	13	8	18
Total restaurants franchised	12	25	43	55
Reacquired by the Company	—	(6)	(7)	(14)
Closed	(3)	(2)	(7)	(7)
Net addition	9	17	29	34

General

Our approach to franchising is similar to that of most franchising companies in the foodservice industry. Franchisees can undertake individual store development or multi-store development. Under the single store development program, the franchisee is required to pay a non-refundable location fee of $15,000. If the proposed site is approved for development, the location fee of $15,000 is credited against an initial franchise fee of $50,000. The franchisee then uses his or her capital and financial resources to acquire the site, build and equip the business and fund working capital needs.

In addition to offering single store development agreements for individual restaurants, the Company offers multi-store development agreements for certain qualified franchisees. These multi-store development agreements provide franchisees with an exclusive right to develop new IHOP restaurants in designated geographic territories for a specified period of time. Multi-store developers are required to develop and operate a specified number of restaurants according to an agreed upon development schedule. Multi-store developers are required to pay a development fee of $20,000 for each restaurant to be developed under a multi-store development agreement. Additionally, for each store which is actually developed, the franchise developer must pay an initial franchise fee of $40,000 against which the development fee of $20,000 is credited. The Company recognizes the franchise fees as income upon the opening of each restaurant. The number of stores and the schedule of stores to be developed under multi-store development agreements are negotiated on an individual basis.

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

The following table represents our development commitments including options as of September 30, 2006.

	Number of Signed	Scheduled Opening of Restaurants
	Agreements at 9/30/06	Remainder of 2006	2007	2008	2009 and thereafter	Total
Single-store development agreements	15	6	8	1	—	15
Multi-store development agreements	73	19	61	62	205	347
International development agreements	3	1	3	2	20	26
	91	26	72	65	225	388

Comparison of the third quarter and nine months ended September 30, 2006 and 2005

Overview

Our results for the third quarter and first nine months of 2006 were driven by an increase in franchise operations profit, due to higher revenues associated with franchise restaurant retail sales. Partially offsetting this increase was an increase in general and administrative expenses in the third quarter and first nine months of 2006. A comparison of our financial results for the third quarter and first nine months of 2006 to those in 2005 included:

•       An increase in same-store sales of 1.3% in the third quarter and an increase of 3.1% for the first nine months of 2006;

•       An increase in franchise operations profit of $1.9 million or 8.3% in the third quarter and an increase of $6.8 million or 10.3% in the first nine months of 2006;

•       An increase in general and administrative expenses of $1.3 million or 9.1% in the third quarter and an increase of $3.6 million or 8.3% in the first nine months of 2006. Excluding stock based compensation expense in the amount of $1.0 million in the third quarter and $2.9 million in the first nine months of 2006, general and administrative expenses would have increased by $0.4 million or 2.6% in the third quarter and by $0.8 million or 2.0% in the first nine months of 2006 compared to the same periods in the prior year; and

•       A decrease in diluted weighted average shares outstanding of 6.6% in the third quarter and a decrease of 7.4% in the first nine months of 2006.

Franchise Operations

Franchise revenues consist primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise expenses include contributions to the national advertising fund, the cost of proprietary products, pre-opening training expenses and other franchise related expenses. Key factors which can be used in evaluating and understanding our franchise operations segment include:

•       Franchise retail sales; and

•       Number of restaurants franchised.

Franchise operations profit, which is franchise revenues less franchise expenses, increased by $1.9 million or 8.3% in the third quarter of 2006 and by $6.8 million or 10.3% in the first nine months of 2006 compared to the same periods in 2005. The increase in franchise operations profit was due to the changes in franchise revenues and expenses as discussed below.

Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

Franchise revenues grew by $2.7 million or 6.2% in the third quarter of 2006 and by $9.6 million or 7.8% in the first nine months of 2006 compared to the same periods in 2005. Franchise revenues grew primarily due to a 6.3% increase in franchise restaurant retail sales in the third quarter and an 8.1% increase in the first nine months of 2006. The increase in franchise restaurant retail sales was primarily attributable to the following:

•       Effective franchise restaurants increased by 4.9% in the third quarter and by 4.4% in the first nine months of 2006; and

•       Same-store sales for franchise restaurants increased by 1.3% in the third quarter and by 3.1% in the first nine months of 2006.

“Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Effective franchise restaurants increased by 51 or 4.9% in the third quarter and by 46 or 4.4% in the first nine months of 2006 compared to the same periods in the prior year due to the new restaurant openings in 2006 and annualized effect of new restaurant development in 2005.

The increases in same-store sale for franchise restaurants of 1.3% for the third quarter and 3.1% for the first nine months of 2006 were driven by increased guest traffic. In the third quarter of 2006, our successful limited-time product promotions, Funnel Cake Carnival and French Toast Fantasy, contributed to the increase in guest traffic. Guest check averages were essentially flat.

Franchise expenses increased by $0.8 million or 3.9% in the third quarter of 2006 and increased by $2.9 million or 4.9% in the first nine months of 2006 compared to the same periods in 2005. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales. The increase in franchise expenses was primarily a result of the increase in franchise restaurant retail sales of 6.3% in the third quarter and 8.1% in the first nine months of 2006 compared to the same periods in 2005. Partially offsetting this increase, franchise expenses benefited from lower incentives to our franchisees for point-of-sale system purchases, as well as a reduction in the amount of financial relief granted to franchisees. The reduction in franchise relief granted was primarily due to fewer underperforming restaurants in our system than in previous years.

Rental Operations

Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

A prime lease is a lease between the Company and a third party, the landlord, whereby the Company pays rent to the landlord. Restaurants on these leases are either subleased to a franchisee or, in a few instances, operated by the Company. A sublease is a lease between the Company and a franchisee, whereby the franchisee pays rent to the Company.

Rental operations profit, which is rental income less rental expenses, increased by $0.5 million or 5.2% in the third quarter of 2006 and by $0.1 million or 0.3% in the first nine months of 2006 compared to the same periods in 2005. Rental operations profit in the third quarter and first nine months of 2006 was impacted by the write-off of deferred rent resulting from terminated subleases on restaurants reacquired. Deferred rent on operating subleases is the difference between straight-line rent and the actual amount of cash received. Straight-line rent is the amount of rent over the full lease term spread over equal monthly amounts. In the third quarter of 2006, there was no amount written off for deferred rent compared to $0.3 million in the third quarter of 2005. Deferred rent in the amount of $0.9 million was written off in the first nine months of 2006 compared to $0.5 million in the same period in 2005.

Company Restaurant Operations

Company restaurant operations is comprised of our dedicated company-operations market in Cincinnati, Ohio. In addition, from time to time, restaurants developed by the Company under the Old Business Model are returned by franchisees to the Company and operated by the Company.

Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor and benefits, utilities, rent and other restaurant operating costs. Key factors which can be used in evaluating and understanding our company restaurant operations segment include:

•       Company restaurant retail sales;

•       Labor and benefits costs;

•       Food costs; and

•       Changes in the number of effective company-operated restaurants.

Company restaurant operations loss, which is company restaurant sales less company restaurant expenses, was $0.6 million in the third quarter of 2006 compared to a profit of $15,000 in the third quarter of 2005. Company restaurant operations loss was $1.3 million in the first nine months of 2006 or 64.2% more than the loss of $0.8 million in the first nine months of 2005. Company restaurant operations loss in the third quarter and first nine months of 2006 was due primarily to lower levels of sales at recently opened locations in our Cincinnati market. At the end of the third quarter of 2006, we operated nine restaurants, all of which are located in our dedicated Company market of Cincinnati.

Financing Operations

Financing revenues consist of franchise fees not allocated to the Company’s intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Key factors which can be used in evaluating and understanding our financing operations segment include:

•       Changes in franchise and equipment note balances;

•       Franchise fees of franchise restaurants, which are based on the number and the average price of company-developed restaurants refranchised; and

•       Amount of debt outstanding.

Financing operations profit, which is financing revenues less financing expenses, decreased by $0.6 million or 16.4% in the third quarter of 2006 and by $2.6 million or 21.6% in the first nine months of 2006 compared to the same periods in 2005. The decrease in financing operations profit was primarily due to the decrease in franchise and equipment note interest as a result of declining long-term note balances. The Company anticipates long-term note balances to decrease as our franchise fee notes receivables amortize over the next few years. In addition, financing operations profit was impacted by the sale of refranchised restaurants. In the first nine months of 2006, the loss associated with refranchised restaurants was $0.6 million compared to a gain of $0.7 million in the same period in 2005.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million or 9.1% in the third quarter of 2006 and increased by $3.6 million or 8.3% in the first nine months of 2006 compared to the same periods in the prior year. The increase in general and administrative expenses was primarily due to expenses in the amount of $1.0 million and $2.9 million in the third quarter and first nine months of 2006, respectively, related to the implementation of FASB Statement 123(R), Share-Based Payment, which requires all share-based payments, including grants of stock options, to be recognized in the income statement based on their estimated fair values. In addition, expenses related to our Performance Share Plans for executive management increased by $0.3 million in the third quarter of 2006 and increased by $0.7 million the first nine months of 2006 as a result of the addition of a third cycle of performance share awards in the first nine months of 2006. The increase in general and administrative expenses in the third quarter and first nine months of 2006 was partially offset by a one-time reduction in workers compensation loss reserves in the amount of $0.5 million.

Provision for Income Taxes

Our effective tax rates for the third quarter and first nine months of 2006 were 37.8% and 38.6%, respectively, compared to 37.4% and 38.0% for the third quarter and first nine months of 2005, respectively. The increase in our effective tax rates was primarily due to a recent review and adjustment for higher tax rates in states in which we operate.

Liquidity and Capital Resources

Our cash from operations and principal receipts from notes and equipment contracts receivable are the sources of cash that allow us to pursue our capital investment strategies and to return cash to our stockholders. Accordingly, over the last several years we have utilized our excess cash flow to:

•       Repurchase our common stock in order to return excess capital to our stockholders and provide further capital return to our stockholders through dividends, which we began paying in fiscal 2003;

•       Invest in new assets related to the development of our Company operations market in Cincinnati, Ohio for the purpose of developing operations initiatives, product testing and training programs; and

•       Invest in information technology which includes supporting point-of-sales systems in our franchise restaurants and improving franchise support at the Restaurant Support Center.

At present, it is the Company’s intention to continue to utilize excess cash flow for these and other corporate purposes.

Sources and Uses of Cash

Our primary sources of liquidity are cash provided by operating activities and principal receipts from notes and equipment contracts receivable from our franchisees. Principal uses of cash are common stock repurchases, payments of dividends, capital investment, and payments on debt.

Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees. Franchise revenues primarily are royalties, advertising fees, and sales of proprietary products which fluctuate with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP restaurants by our franchisees and by fluctuations in same-store sales.

Cash provided by operating activities increased to $53.9 million in the first nine months of 2006 from $45.4 million in the same period in 2005. The increase was due primarily to the realization of a non-recurring $8.0 million dollar tax benefit from the refinement of asset lives assigned to assets for tax depreciation purposes. We anticipate a total increase of $14.7 million in our cash provided by operating activities due to the reclassification of assets, with the remaining $6.7 million to be recognized in the fourth quarter of 2006.

Cash provided by investing activities includes $2.0 million of property insurance proceeds in the first nine months of 2006. These are the insurance proceeds received on behalf of the franchisees for the rebuilding of restaurants that were destroyed by Hurricanes Katrina and Rita. The Company is acting as an administrator of these funds for distribution as the restaurants are rebuilt. The $2.0 million of property insurance proceeds is included in other liabilities on the Company’s balance sheet as of September 30, 2006.

Strategic Alternatives

We intend to seek opportunities for growth, including potentially significant investments in, or acquisitions of, other non-competitive restaurant businesses where we can do so on favorable economic terms. In the event the Company makes a significant investment in, or acquisition of other non-competitive restaurant businesses, the Company may need to seek additional financing. On August 21, 2006, the Company announced that it will seek to borrow up to $200 million, consisting of $175 million in medium term notes and a $25 million revolving credit facility. The funds from this borrowing will be used primarily to repay the Company’s existing debt and for other corporate purposes, including share repurchases.

Share Repurchases and Dividends

On August 21, 2006, the Board of Directors approved a 2.0 million share increase in the Company’s ongoing share repurchase authorization. Based on previous share repurchase authorizations, the Company repurchased 889,286 shares of common stock for $42.7 million in the first nine months of 2006 under our stock repurchase program. As of September 30, 2006, 2.2 million shares remained to be purchased on the Company’s total share repurchase authorization. Since 2003, the Company has bought back 5.0 million shares for a total of $203.0 million.

The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. On October 6, 2006, the Company declared a quarterly cash dividend of $0.25 per common share payable on November 21, 2006, to stockholders of record as of November 2, 2006. Future dividends will be declared at the discretion of the Board of Directors.

Future share repurchases and dividends could be affected by a restriction on consolidated tangible net worth in our $25.0 million non-collateralized revolving credit agreement. This agreement restricts us to a minimum of $214,000 plus 25.0% of consolidated net income on a cumulative basis from December 31, 2004. Under this agreement, consolidated tangible net worth includes shareholders’ equity, less intangible assets, and less restricted investments in excess of 10% of shareholders equity. This agreement is therefore influenced by additional share repurchases. In addition, there are other covenants in the note purchase agreements governing our 5.20% senior notes and our 5.88% senior notes which may also limit the Company’s ability to repurchase stock. In August, the Company announced its intention to refinance its existing debt, which if completed, would remove these restrictive covenants limiting share repurchase activity.

Capital Investment

Capital expenditures increased to $7.4 million in the first nine months of 2006 from $3.5 million in the first nine months of 2005. This increase was primarily due to the timing of costs associated with the continued development of our dedicated company operations market in Cincinnati, Ohio. In the first nine months of 2006, we developed three restaurants in our dedicated company operations market in Cincinnati, Ohio. We expect to develop one more restaurant in Cincinnati, Ohio in the fourth quarter of 2006.

Debt Instruments and Related Covenants

As an additional source of liquidity, we have a $25.0 million non-collateralized revolving credit agreement with a maturity date of September 28, 2007. Borrowings under the agreement bear interest at the bank’s reference (prime) rate or, at our option, at the bank’s quoted rate or at a Eurodollar rate. A commitment fee of 0.25% per annum is payable on unborrowed funds available under the agreement. There was no balance outstanding under this agreement at September 30, 2006 nor were there any borrowings under the agreement during the first nine months of 2006.

Income Taxes

In 2004, the Internal Revenue Service (“IRS”) proposed adjustments in connection with its examination of our 2000 and 2001 federal income tax returns. The proposed adjustments would accelerate the tax years in which we report initial franchise fee income for federal income tax purposes. We are currently contesting the proposed adjustments through IRS administrative proceedings. If the IRS audit is successful, we would be required to report additional income for our 2000 tax year of approximately $44.8 million and additional income for our 2001 tax year of approximately $4.5 million. Our federal income tax liability with respect to the proposed adjustments, exclusive of interest, penalties and any related state tax liability would be approximately $15.7 million for 2000 and $1.6 million for 2001.

In April 2005, the IRS proposed a similar adjustment in connection with its examination of our 2002 federal income tax return. The proposed adjustment would accelerate the tax years in which we report initial franchise fee income for federal tax purposes. We are currently contesting the proposed adjustments through IRS administrative proceedings. If the IRS audit is successful, we would be required to report additional income for our 2002 tax year of approximately $4.2 million. Our federal income tax liability with respect to the proposed adjustment, exclusive of interest, penalties and any related state tax liability would be approximately $1.5 million for 2002.

In June 2005, the IRS proposed a similar adjustment in connection with its examination of our 2003 federal income tax return. The proposed adjustment would accelerate the tax years in which we report initial franchise fee income for federal tax purposes. We are currently contesting the proposed adjustments through IRS administrative proceedings. If the IRS audit is successful, we would be required to report additional income for our 2003 tax year of approximately $1.3 million. Our federal income tax liability with respect to the proposed adjustment, exclusive of interest, penalties and any related state tax liability would be approximately $0.5 million for 2003.

For the tax years under audit such proposed adjustments could result in cash payments by us totaling in the aggregate, approximately $19.2 million exclusive of interest, penalties, and any state income tax liability. Although we are still in the appeals process with the IRS, we have continued to pay taxes over time associated with past deferred tax obligations. As a result, we now anticipate our net federal tax obligation to be approximately $10.0 million, exclusive of interest, penalties and any related state tax liability, if the IRS audit is successful. We have previously recorded in our consolidated financial statements the expected federal and state deferred income tax liability. The proposed adjustments relate only to the timing of when the taxes are paid. Although we cannot determine at this time the resolution of this matter, we do not believe that the proposed adjustments, if upheld, will have a material adverse effect on our financial condition or results of operations.

In addition, we have recorded contingency reserves for a portion of potential interest liabilities. As of September 30, 2006, we believe these tax contingency reserve estimates are adequate to cover potential interest liabilities for the years 2000, 2001, 2002 and 2003. However, inherent uncertainties exist in estimates of tax contingencies. Therefore, higher actual interest and any related state tax liabilities paid by us could adversely affect our reported results.

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

Tax contingency reserves result from our estimates of potential liabilities resulting from differences between actual and audited results. Changes in the tax contingency reserves result from resolution of audits of prior year filings, the expiration of the statute of limitations, changes in tax laws and current year estimates for asserted and unasserted items. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. Significant changes in our estimates could materially affect our reported results.

Leases

Of the 1,111 franchisee-operated restaurants, 61 were located on sites owned by us, 729 were located on sites leased by us from third parties and 321 were located on sites owned or leased by franchisees. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. We recognize rent expense for our operating leases, which have escalating rentals over the term of the lease, on a straight-line basis over the initial term. In addition, the lease term is deemed to commence when we take physical possession of the leased property. We historically capitalized the straight-line rent amounts during the construction period of leased properties. Straight-line rent subsequent to the construction period and prior to the restaurant opening was recognized as expense. However, in accordance with FASB Staff Position FAS 13-1, “Accounting for Rental

Costs Incurred during a Construction Period,” beginning in January 2006, straight-line rent amounts are expensed during the construction period of leased properties. We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of our leases as either operating or capital. Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they accrue.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable, and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material adverse effect on its financial condition or results of operations.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS No. 157 may require companies to provide additional disclosures based on that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption may have on the consolidated financial statements of the Company.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(a)—(b) Not applicable

(c)          The following table provides information relating to the Company’s repurchases of stock during the third quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2006—July 31, 2006	—	$—	—	487,810
August 1, 2006—August 31, 2006	142,086	$46.65	142,086	2,345,724
September 1, 2006—September 30, 2006	137,300	$47.25	137,300	2,208,424
Total	279,386	$46.94	279,386	2,208,424

(1)          Total number of shares repurchased through September 30, 2006 under the stock repurchase plan announced in January 2003 is 4,991,576. This includes 4,102,290 shares repurchased in 2003, 2004 and 2005.

(2)          The above mentioned stock repurchase plan provided for the repurchase of up to 7.2 million shares, which includes a 2.0 million share increase authorized by our Board of Directors on August 21, 2006.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

3.1	Restated Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.’s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to IHOP Corp.’s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).

3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.’s Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
11.0	Statement Re Computation of Per Share Earnings.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHOP Corp.
(Registrant)
November 9, 2006	BY:	/s/ JULIA A. STEWART
(Date)		Chairman and Chief Executive Officer (Principal Executive Officer)
November 9, 2006		/s/ THOMAS CONFORTI
(Date)		Chief Financial Officer (Principal Financial Officer)