Form 10-K
period 2006-12-31
IHOP CORP
filed 2007-03-01
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 2, 2006: $856 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 16, 2007
Common Stock, $.01 par value	17,880,448

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 8, 2007 (the “2007 Proxy Statement”) are incorporated by reference into Part III.

IHOP CORP. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2006
Table of Contents

PART I

Item 1.                        Business.

a.   General Information

IHOP Corp. (referred to herein as the “Company”) was incorporated under the laws of the State of Delaware in 1976. In July 1991, the Company completed an initial public offering of common stock. There were no significant changes to our corporate structure in the past five years.

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

This Annual Report on Form 10-K should be read in conjunction with the cautionary statements on page 21 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.—Forward Looking Statements.”

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

c.   Narrative Description of Business

General

IHOP Corp. and its subsidiaries develop, franchise and operate International House of Pancakes, or IHOP, restaurants, one of America’s best-known, national, family restaurant chains. At December 31, 2006, there were 1,302 IHOP restaurants. Franchisees operated 1,132 of these restaurants, area licensees operated 160 restaurants, and the Company operated ten restaurants. Franchisees and area licensees are independent third parties who are licensed by us to operate their restaurants using our trademarks, operating systems and methods. IHOP restaurants are located in 49 states and Canada.

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

We seek to increase our revenues and profits by focusing on several areas of our business. These areas include: (1) franchising of new IHOP restaurants, (2) marketing, advertising and product development programs aimed at attracting new guests and retaining our existing guests, and (3) implementation at both franchise and company-operated restaurants of restaurant-level operating changes designed to improve sales and profitability.

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

Under the New Business Model, substantially all new IHOP restaurants are financed and developed by franchisees or area licensees. In 2006, our franchisees and area licensees financed and developed 65 additional new restaurants and we developed four restaurants in our company operations market in Cincinnati, Ohio.

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

Future Restaurant Development

In 2006, we entered into 30 franchise development agreements. As of December 31, 2006, we had signed commitments from our franchisees to build 365 restaurants over the next several years plus options for an additional 82 restaurants. This number includes 12 Single-Store Development Agreements, 80 Multi-Store Development Agreements and three International Development Agreements.

In 2007, we expect to open a total of 61 to 66 new restaurants, as follows: Our franchisees are expected to open approximately 55 to 60 new restaurants, our area licensee in Florida will open approximately three restaurants and we expect franchisees to open a total of three new restaurants in Canada, Mexico, and the U.S. Virgin Islands in 2007. We expect the majority of openings to occur in the second and third quarters of 2007.

The following table represents our restaurant development commitments including options as of December 31, 2006.

		Scheduled Opening of Restaurants by
	Number of Signed Agreements at 12/31/06	2007	2008	2009	2010 and thereafter	Total
Single-store development agreements	12	8	4	—	—	12
Multi-store development agreements	80	59	73	62	215	409
International development agreements	3	4	2	3	17	26
	95	71	79	65	232	447

The Company believes in 2007 there are approximately 500 to 600 additional IHOP restaurant opportunities existing in the United States, and is actively recruiting existing and new franchisees to develop these opportunities.

Franchising

Our franchising activities for the years ended December 31, 2006 and 2005 included both company financed and franchisee financed development. For clarity of presentation, the discussion below is separated between those activities specific to the Old Business Model and those which apply to the New Business Model.

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

Area License Agreements

We have long-term area licensing agreements covering the state of Florida and the southern-most counties of Georgia and the province of British Columbia, Canada. As of December 31, 2006, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 148 IHOP restaurants and the area licensee for the province of British Columbia, Canada operated or sub-franchised a total of 12 IHOP restaurants. The area license agreements provide for royalties ranging from 0.5% to 2% of sales, and advertising fees of 0.25% of sales and give the area licensees the right to develop new IHOP restaurants in their territories. We also derive revenue from the sale of proprietary products to these area licensees and their sub-franchisees. We treat the revenues from our area licensees as franchise operations revenues for financial reporting purposes.

Company-Operated Restaurants

Company-operated restaurants are comprised of our dedicated company-operations market in Cincinnati, Ohio. In addition, from time to time, restaurants developed by the Company under the Old Business Model are returned by franchisees to the Company and operated by the Company. The type and number of company-operated restaurants varies from time to time as we develop new restaurants, reacquire franchised restaurants and franchise reacquired restaurants.

At the end of 2006, the Company operated a total of ten IHOP restaurants, all of which are located in our dedicated Company market of Cincinnati. The Company will operate these restaurants in order to highlight best practices in operations and training, and perform various marketing, development and operations tests that can be instructive in the development of new business ideas. Restaurants that we reacquire from franchisees usually require investment in remodeling and rehabilitation before being refranchised. As a consequence, a number of reacquired company-operated restaurants are likely to incur operating losses during the period of their rehabilitation.

Refranchising Program

From time to time, we reacquire restaurants from franchisees for various reasons including franchisees not meeting their financial obligations to the Company. Our strategy is to refranchise these restaurants without operating the restaurant whenever possible. However, when it is necessary to operate the restaurant, our goal is to refranchise the restaurant as quickly as possible. We never operated five of the nine total restaurants refranchised in 2006. In 2006, the average time from the takeback to refranchising restaurants was approximately 19 days.

Remodel Program

We require all of our franchisees to periodically remodel their restaurants. In most instances, we require that the restaurants be remodeled at least every five years. In 2004, we finalized our new “ICON” remodel package. We believe that the new “ICON” remodel design will continue to revitalize the IHOP brand and create an environment that our guests can enjoy throughout the day. In 2006, there were 182 remodels completed, bringing the total number of restaurants remodeled under the new “ICON” remodel package to 351. We believe that our franchisees will complete approximately 220 remodels in 2007.

Composition of Franchise System

The table below sets forth information regarding the distribution of single-store and multi-store franchisees in the IHOP system as of December 31, 2006. It does not include information concerning our area licensees or their sub-franchisees.

Number of Restaurants Held by Franchisee	Franchisees	Percent of Total	Restaurants	Percent of Total
One	175	47.8%	175	15.5%
Two to Five	143	39.1%	386	34.1%
Six to Ten	31	8.5%	229	20.2%
Eleven to Fifteen	7	1.9%	88	7.8%
Sixteen and over	10	2.7%	254	22.4%
Total	366	100.0%	1,132	100.0%

Restaurant Operations and Support

It is our goal to make every dining experience at both franchise and company-operated restaurants a satisfying one. Our franchisees and managers of company-operated restaurants always strive to exceed guests’ expectations. We hold firm to the belief that a satisfied guest will be a repeat guest and will tell others about our restaurants. To ensure that our guests’ expectations are fulfilled, we take steps to make certain that all restaurants are operated in accordance with uniform operating standards and specifications relating to the quality and preparation of menu items, selection of menu items, maintenance, repair and cleanliness of premises, and the appearance and conduct of employees.

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

Each franchise restaurant is assigned a Franchise Business Consultant and an Operational Assessment Specialist. The Franchise Business Consultant regularly visits an assigned group of restaurants and is responsible for consultation with franchisees regarding financial, operational, marketing, and human resource objectives, including certification of trainers, and development of strategies and tactics for each franchise restaurant. In addition, the Franchise Business Consultant assists the franchisee in the achievement of sales objectives. The Operational Assessment Specialist visits an assigned group of restaurants at least twice a year, and is responsible for conducting operational audits, providing consultation reports, and assessing product quality, quality assurance, equipment, facilities, and management techniques. The Company expects to outsource the Operational Assessment Specialist functions in 2007.

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

The Company offers additional training courses periodically throughout the year on subjects such as operations improvement, guest service, leadership, technology in the restaurants, and new menu items. In 2007, the Company is rolling out its new IHOP Restaurant Training Program (“IRTP”) which is a comprehensive program aimed at training all non-management, restaurant-level employees. This program is a paper/video based program, designed to be flexible to the learner and adaptable to different franchisee systems. It covers full training for Servers, Cook positions, Host/Hostess/Cashiers, Dish Machine Operators, and Bussers. The program was created and tested in 2006 and is being rolled out in the first quarter of 2007.

The IHOP menu offers a large selection of high-quality, moderately priced products designed to appeal to a broad guest base. These include a wide variety of pancakes, waffles, omelets and breakfast specialties, chicken, steak, sandwiches, salads and lunch and dinner specialties. Most IHOP restaurants offer special items for children and seniors at reduced prices. In recognition of local tastes, IHOP restaurants typically offer regional specialties that complement the IHOP core menu. Our Product Research and Development Department works together with franchisees and our Operations and Marketing Departments to continually develop new menu and promotion ideas. These new items are thoroughly evaluated in our test kitchen and in limited regional tests, which include both operational tests and media supported tests, before being introduced throughout the system through core menu updates at least once annually. The purpose of adding new items is to enhance the menu through improving existing items and adding new items which will appeal to our customers. All our efforts are based on consumer research and feedback,which help us identify opportunities for improvement to existing items as well as for developing new items.

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

In addition, IHOP franchisees and company-operated restaurants contribute 1% of sales to a national advertising fund. We pursue national television advertising, in recognition of the national scope of the chain and the economies of scale available to national advertisers. Continuing our use of national advertising and our new successful advertising campaign, we implemented four promotions in 2006 supported with national advertising and two others supported with local media. The combined impact of the media spending, the creative campaign and the execution at the store level helped us achieve a system-wide same-store sales increase of 2.5% for the year, on top of the 2.9% increase in 2005. In 2007, with the strong support of our franchisees, a portion of our local cooperative advertising will be reallocated to our national advertising fund allowing us to reach our target audience more frequently and in a more effective way through increased national spending.

In 2007, we plan to launch six promotions, five of which will be advertised on national television. We plan to continue to use our very successful “Come hungry. Leave happy.” advertising campaign and our strategy of building on our breakfast strength while growing sales at lunch, dinner and other day parts. With the appeal of limited time offerings unique to IHOP, the power of national advertising and the positive momentum in the field, we expect to continue to drive increased same-store sales throughout our system.

Purchasing

We have entered into supply contracts for pancake mixes and pricing agreements for most major products carried in IHOP restaurants to ensure the availability of quality products at competitive prices. We also have negotiated agreements with food distribution companies to limit markups charged on food and restaurant supplies purchased by individual IHOP restaurants. In some instances, we are required to enter into commitments to purchase food and other items on behalf of the IHOP system as a whole for the purpose of supplying limited-time promotions. At December 31, 2006, our outstanding purchase commitments for upcoming limited-time offers advertised on television were $0.7 million. We have developed processes to facilitate the liquidation of these commitments to minimize financial exposure. In addition, to take advantage of economies associated with system-wide volume purchasing, the Company and our franchisees have developed procurement processes to secure favorable pricing agreements based on system-wide ordering and ensure availability for most major products carried in IHOP restaurants.

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

Information published in 2006 by The Nations Restaurant News ranked IHOP 25 out of the top 100 foodservice chains based on estimated fiscal 2005 system-wide sales in the United States. The same publication included nine family restaurant chains in its top 100 chains, and IHOP ranked second in this segment based on system-wide sales.

The Company also competes against other franchising organizations both within and outside the restaurant industry for new franchise developers.

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

In 2006, we became aware of certain technical issues relating to registrations and applications filed with the United States Patent and Trademark Office prior to July 5, 1999 (the “Pre-1999 Registrations”), which include registrations for various “IHOP” and “International House of Pancakes” marks. These issues affected the continued validity of the Pre-1999 Registrations and made inaccurate certain statements in the Uniform Franchise Offering Circular (“UFOC”) we used during certain periods after July 5, 1999.

The invalidity of the Pre-1999 Registrations affects our ability to take advantage of certain trademark enforcement features available under the Lanham Act (15 U.S.C. §1051 et seq.) with respect to the trademarks covered by the Pre-1999 Registrations. We have taken and will continue to take corrective actions including canceling the Pre-1999 Registrations and obtaining new registrations for any affected trademarks that are still in use. We anticipate these steps will be fully effective within the next 18-24 months. Our intellectual property rights include the common law rights in the marks that are subject to the Pre-1999 Registrations, as well as post-July 5, 1999 registrations for logos which contain “IHOP” and “International House of Pancakes” and rights in other more recent registered marks, such as “Come Hungry. Leave Happy.”

We may rely upon the extensive common law rights in the trademarks subject to Pre-1999 Registrations derived from established usage of the “IHOP” and “International House of Pancakes” marks and IHOP’s presence in 49 states to address trademark infringement under federal and state law. Federal registration is not required to bring a trademark infringement claim under Section 43(a) of the Lanham Act or to bring unfair competition claims under state law. We do not need to rely on its U.S. federal registrations as bases to obtain or maintain foreign trademark registrations. Accordingly, we should continue to have the ability to enforce our existing rights in the affected marks.

In addition, we have taken the corrective actions we believe necessary with respect to any misstatements in the UFOCs derived from the invalid trademark registrations, including the filing of amendments to those UFOCs in those States where amended filings are required.

We believe that any issues regarding the invalidity of the federal registrations of the affected marks and the related UFOC misstatements have not had and will not have any material impact on the IHOP Franchisees or our business.

We are not aware of any infringing uses that could materially affect our business, or any prior claim to any rights in these marks that would prevent us from using or licensing the use of those marks for IHOP Restaurants in any area of the United States. In addition, we believe that the inadvertent misstatements in the UFOCs derived from the invalid trademark registrations have had no adverse consequences to us or to our Franchisees and that adverse regulatory action based on the inadvertent misstatements in the UFOCs is not reasonably likely to occur.

Seasonal Operations

The Company does not consider its operations to be seasonal to any material degree.

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

Employees

At December 31, 2006, we employed 972 persons, of whom 267 were full-time, non-restaurant, corporate personnel.

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

Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses, such as ours, to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, increased cost of food, labor, construction, fuel, utilities, technology, insurance and employee benefits (including increases in hourly wage, and workers’ compensation and other insurance premiums), increases in the number and locations of competing restaurants, regional weather conditions and the availability of experienced management and hourly employees, may also adversely affect the food service industry in general. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or impose practical limits on pricing, either of which could have a material adverse effect on our financial condition and results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond to changing conditions.

Risks Associated with the Company’s Development Plan.   The Company relies on franchisees to develop IHOP restaurants. Development involves substantial risks, including the risk of (a) the availability of suitable locations and terms of the sites designated for development, (b) the ability of franchise developers to fulfill their commitments to build new IHOP restaurants in the numbers and time frames covered by their development agreements, (c) the availability of financing to franchisees at acceptable rates and terms, (d) delays in completion of construction, (e) developed properties not achieving desired revenue or cash flow levels once opened, (f) competition for suitable development sites, (g) changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the American with Disabilities Act (ADA), and (h) general economic and business conditions.

Although we intend to manage our future restaurant development to reduce such risks, we cannot be sure that present or future development will perform in accordance with our expectations. We cannot be sure that the development and construction of the facilities will be completed, or that any such development will be completed in a timely manner. Our inability to expand in accordance with our plans or manage our growth could have a material adverse effect on our results of operations and financial condition.

Risks Related to Entering New Domestic Markets.   We cannot be sure that we will be able to successfully expand or acquire critical market presence for our brands in new geographic markets, as we may encounter well-established competitors with substantially greater financial resources. Our franchisees may be unable to find attractive locations, acquire name recognition, successfully market our products and attract new customers. Competitive circumstances and consumer characteristics in new market segments and new geographic markets may differ substantially from those in the market segments and geographic markets in which we have substantial experience. We cannot assure that our franchisees will be able to profitably operate new franchised restaurants in new geographic markets. Management decisions to curtail or cease investment in certain locations or markets may result in impairment charges.

Risks Related to Entering New International Markets.   We cannot be sure that we will be successful in our international markets or in achieving expected growth. Certain inherent risks are associated with international markets such as foreign currency exchange rate fluctuations, interpretation and application of laws and regulations, restrictive actions of foreign or United States governmental authorities affecting trade and foreign investment, including protective measures such as export and customs duties and tariffs and restrictions on the level of foreign ownership, import or other business licensing requirements, the enforceability of intellectual property and contract rights, and lower levels of consumer spending on a per capita basis than in the United States.

Risks Related to Competition.   The restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food. Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick service restaurants, fast-casual restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli, and restaurant services may increase the number of our competitors. Such increased competition could have a material adverse effect on our financial condition and results of operations. Certain of our competitors have introduced a variety of new products and engaged in substantial price discounting in recent years and may continue to do so in the future. We plan to continue our product promotion schedule supported by national and local advertising, as well as strengthen our core menu. However, there can be no assurance of the success of our new products, initiatives or our overall strategies or that competitive product offerings, pricing and promotions will not have an adverse effect upon our results of operations and financial condition.

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

Risks Related to Income Taxes.   Our income tax provision is based on estimates of federal and state income tax liabilities and includes effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expenses allowable for tax purposes. Thus, our income tax provision may vary quarter-to-quarter and year-to-year based on these estimates. We usually file our income tax returns a number of months after our fiscal year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretation of the tax laws. The ultimate outcome of these audits could have an adverse effect upon our results of operations and financial condition.

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

Risks Related to Franchise Operations.   The opening and success of franchised restaurants depends on various factors, including the demand for our franchises and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing and other capabilities of our franchisees and developers. We cannot be sure that developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. We cannot be sure that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards. In addition, certain federal and state laws govern our relationships with our franchisees. See “Risks Related to Government Regulations” below.

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

Risks Related to Trademarks and Service Marks.   We are dependent on continued rights to use, exploit and protect our trademarks and service marks, many of which have been in use for many years. In 2006, we became aware of certain technical issues relating to registrations and applications filed with the United States Patent and Trademark Office prior to July 5, 1999 (the “Pre 1999 Registrations”), which include registrations for various “IHOP” and “International House of Pancakes” marks. These issues affected the continued validity of the Pre-1999 Registrations and made inaccurate certain statements in the Uniform Franchise Offering Circular (“UFOC”) we used during certain periods after July 5, 1999.

The invalidity of the Pre-1999 Registrations affects our ability to take advantage of certain trademark enforcement features available under the Lanham Act with respect to the trademarks covered by the Pre-1999 Registrations. We have taken and will continue to take corrective actions including canceling the Pre-1999 Registrations and obtaining new registrations for any affected trademarks that are still in use. We anticipate these steps will be fully effective within the next 18-24 months.

Our intellectual property rights include the common law rights in the marks that are subject to the Pre-1999 Registrations, as well as post-July 5, 1999 registrations for logos which contain “IHOP” and “International House of Pancakes” and rights in other more recent registered marks, such as “Come Hungry. Leave Happy.” We may rely upon the extensive common law rights in the trademarks subject to Pre-1999 Registrations derived from established usage of the “IHOP” and “International House of Pancakes” marks and IHOP’s presence in 49 states to address trademark infringement under federal and state law. Federal registration is not required to bring a trademark infringement claim under Section 43(a) of the Lanham Act or to bring unfair competition claims under state law. We do not need to rely on its U.S. federal registrations as bases to obtain or maintain foreign trademark registrations. Accordingly, we should continue to have the ability to enforce our existing rights in the affected marks.

Under the Lanham Act, there are a number of benefits afforded to marks registered on the Principal Register of the United States Patent and Trademark Office. These benefits include, among other things: (1) constructive notice that the registrant of the mark has the right to use the mark throughout the United States; (2) prima facie evidence that the mark is valid; (3) prima facie evidence that the mark has been in continuous use since filing of the application; (4) the fact that the mark cannot be attacked on the basis of prior use or descriptiveness, after five years of continuous use; and (5) the existence of certain rights under international conventions that assist in foreign registration of the mark. The invalidity of the Pre-1999 Registrations means that we will not be able to rely on these provisions of the Lanham Act until the new registrations are effective.

In addition, we have taken the corrective actions we believe necessary with respect to any misstatements in the UFOCs derived from the invalid trademark registrations, including the filing of amendments to those UFOCs in those States where amended filings are required.

We believe that any issues regarding the invalidity of the federal registrations of the affected marks and the related UFOC misstatements have not had and will not have any material impact on the IHOP Franchisees or our business.

We are not aware of any infringing uses that could materially affect our business, or any prior claim to any rights in these marks that would prevent us from using or licensing the use of those marks in any area of the United States. In addition, we believe that the inadvertent misstatements in the UFOCs derived from the invalid trademark registrations have had no adverse consequences to us or to our Franchisees and that adverse regulatory action based on the inadvertent misstatements in the UFOCs is not reasonably likely to occur.

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

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

The table below shows the location and status of the 1,302 IHOP restaurants as of December 31, 2006:

Location	Franchise	Company- Operated	Area License	Total
United States
Alabama	17	0	0	17
Alaska	2	0	0	2
Arizona	32	0	0	32
Arkansas	12	0	0	12
California	221	0	0	221
Colorado	28	0	0	28
Connecticut	5	0	0	5
Delaware	3	0	0	3
Florida	0	0	145	145
Georgia	56	0	3	59
Hawaii	2	0	0	2
Idaho	8	0	0	8
Illinois	50	0	0	50
Indiana	17	0	0	17
Iowa	8	0	0	8
Kansas	14	0	0	14
Kentucky	2	1	0	3
Louisiana	20	0	0	20
Maine	1	0	0	1
Maryland	28	0	0	28
Massachusetts	16	0	0	16
Michigan	15	0	0	15
Minnesota	9	0	0	9
Mississippi	9	0	0	9
Missouri	23	0	0	23
Montana	4	0	0	4
Nebraska	6	0	0	6
Nevada	22	0	0	22
New Hampshire	2	0	0	2
New Jersey	34	0	0	34
New Mexico	11	0	0	11
New York	37	0	0	37
North Carolina	32	0	0	32
North Dakota	1	0	0	1
Ohio	18	9	0	27
Oklahoma	20	0	0	20
Oregon	9	0	0	9
Pennsylvania	16	0	0	16
Rhode Island	1	0	0	1
South Carolina	22	0	0	22
South Dakota	2	0	0	2
Tennessee	26	0	0	26
Texas	158	0	0	158
Utah	18	0	0	18
Virginia	48	0	0	48
Washington	27	0	0	27
West Virginia	5	0	0	5
Wisconsin	12	0	0	12
Wyoming	3	0	0	3
International
Canada	0	0	12	12
Totals	1,132	10	160	1,302

As of December 31, 2006, all of the ten company-operated restaurants were located on sites leased by us from third parties. Of the 1,132 franchisee-operated restaurants, 61 were located on sites owned by us, 725 were located on sites leased by us from third parties and 346 were located on sites owned or leased by franchisees. All of the restaurants operated by area licensees were located on sites owned or leased by the area licensees.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “IHP”. As of January 31, 2007, there were approximately 7,632 stockholders of record.

The following table sets forth the high and low prices of our common stock for each quarter of 2006 and 2005 as reported by the NYSE.

	Fiscal Year 2006			Fiscal Year 2005
	Prices		Dividends	Prices		Dividends
Quarter	High	Low	Paid	High	Low	Paid
First	$53.80	$45.82	$0.25	$50.50	$39.90	$0.25
Second	51.09	43.94	0.25	50.34	38.50	0.25
Third	48.91	44.06	0.25	46.05	37.97	0.25
Fourth	54.59	46.30	0.25	49.46	39.03	0.25

In March 2003, the board of directors first declared a cash dividend of $0.25 per common share, which was paid in May 2003. At that time, the board of directors indicated its intention to declare and pay quarterly dividends in the future, subject to the discretion of the board of directors and the Company’s earnings, financial condition, cash requirements, future prospects and other factors. The Company has paid regular quarterly dividends of $0.25 per common share since May 2003.

On January 16, 2007, the Company declared a quarterly cash dividend of $0.25 per common share payable February 20, 2007, to stockholders of record as of February 1, 2007.

The following table provides information relating to the Company’s repurchases of stock during the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2006—October 31, 2006	—	$—	—	2,208,424
November 1, 2006—November 30, 2006	—	$—	—	2,208,424
December 1, 2006—December 31, 2006	—	$—	—	2,208,424
Total	—	$—	—	2,208,424

(1)   Total number of shares repurchased through December 31, 2006 under the stock repurchase plan announced in January 2003 is 4,991,576. This includes 4,102,290 shares repurchased in 2003, 2004 and 2005.

(2)   The above-mentioned stock repurchase plan provided for the repurchase of up to 7.2 million shares, which includes a 2.0 million share increase authorized by our Board of Directors on August 21, 2006.

The following graph shows a comparison of the cumulative total return to shareholders for the Company, the S&P 500 Composite Index (the”S&P 500”) and the Value-Line Restaurants Index (the “Restaurant Index”) from December 31, 2001 through December 31, 2006. The graph assumes an initial investment in stock of $100 and subsequent reinvestment of any dividends.

Comparison of Five-Year Cumulative Total Return*
IHOP Corp, Standard & Poors 500 And Value Line Restaurants Index
(Performance Results Through 12/31/06)

	2001	2002	2003	2004	2005	2006
IHOP Corp	100.00	81.91	134.48	150.40	172.36	197.56
Standard & Poors 500	100.00	76.63	96.85	105.56	108.73	123.54
Restaurants	100.00	92.12	136.13	183.17	200.12	248.25

Assumes $100 invested at the close of trading 12/01 in IHOP Corp common stock, Standard & Poors 500, and Restaurants.

*       Cumulative total return assumes reinvestment of dividends.

Source: Value Line, Inc.

Item 6.                        Selected Financial Data.

Five-Year Financial Summary

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Revenues
Franchise revenues	$179,331	$167,384	$157,584	$140,131	$123,050
Rental income	132,101	131,626	131,763	117,258	99,595
Company restaurant sales	13,585	13,964	31,564	74,880	74,433
Financing revenues	24,543	35,049	38,091	72,536	68,796
Total revenues	349,560	348,023	359,002	404,805	365,874
Costs and expenses
Franchise expenses	83,079	78,768	77,402	64,265	55,139
Rental expenses	97,904	98,391	95,392	86,620	73,812
Company restaurant expenses	15,601	15,095	34,701	81,737	78,422
Financing expenses	11,881	20,336	20,674	43,619	38,185
General and administrative expenses	63,543	58,801	59,890	54,575	49,526
Other expense, net	4,659	4,870	2,664	3,867	4,983
Impairment and closure charges	43	896	14,112	2,187	450
Reorganization charges	—	—	—	9,085	—
Total costs and expenses	276,710	277,157	304,835	345,955	300,517
Income before income taxes	72,850	70,866	54,167	58,850	65,357
Provision for income taxes	28,297	26,929	20,746	22,068	24,509
Net income	$44,553	$43,937	$33,421	$36,782	$40,848
Net income per share
Basic	$2.46	$2.26	$1.62	$1.72	$1.95
Diluted	$2.43	$2.24	$1.61	$1.70	$1.92
Weighted average shares outstanding
Basic	18,085	19,405	20,606	21,424	20,946
Diluted	18,298	19,603	20,791	21,614	21,269
Dividends declared per share(a)	$1.00	$1.00	$1.00	$.75	$—
Dividends paid per share(a)	$1.00	$1.00	$1.00	$.75	$—
Balance Sheet Data (end of year)
Cash and cash equivalents	$19,516	$23,111	$44,031	$27,996	$98,739
Marketable securities	—	—	14,504	45,537	—
Property and equipment, net	309,737	317,959	326,848	314,221	286,226
Total assets	768,870	771,080	821,677	843,004	819,800
Long-term debt	94,468	114,210	133,768	139,615	145,768
Capital lease obligations	170,412	172,681	173,925	177,664	171,170
Stockholders’ equity(a)	289,213	293,846	339,764	382,360	364,389

(a)           In March 2003, the board of directors declared its first quarterly cash dividend of $0.25 per common share which was paid in May 2003. The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. The board of directors indicated its intention to declare quarterly dividends in the future, however, any future dividend declarations will be made at the discretion of the board of directors and will be based on the Company’s earnings, financial condition, cash requirements, future prospects and other factors.

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

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

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

Franchising

Our franchising activities relating to new restaurants for the years ended December 31, 2006 and 2005 included only franchisee-financed development. Our franchising activities for the year ended December 31, 2004 included both company-financed and franchisee-financed development. For clarity of presentation, the discussion below is separated between those activities specific to the Old Business Model and those which apply to the New Business Model.

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

While there is no specific profile for franchise candidates, the Company primarily markets franchises to existing operators who currently own and operate one or more restaurants in the IHOP system, and to operators in other non-competing segments of the restaurant business which meet our operating standards. By the end of 2006, approximately 78% of the restaurants in the development pipeline were in the hands of existing franchise developers and 22% in the hands of developers new to the system since the implementation of the New Business Model.

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

	Year Ended December 31,
	2006	2005	2004
Restaurant Data
Effective restaurants(a)
Franchise	1,095	1,047	993
Company	8	7	29
Area license	156	151	145
Total	1,259	1,205	1,167
System-wide(b)
Sales percentage change(c)	7.4%	5.4%	11.4%
Same-store sales percentage change(d)	2.5%	2.9%	5.3%
Franchise(b)
Sales percentage change(b)(c)	7.5%	6.2%	14.4%
Same-store sales percentage change(d)	2.5%	2.9%	5.2%
Company
Sales percentage change(c)	(2.7)%	(55.8)%	(57.8)%
Area License(b)
Sales percentage change(b)(c)	6.5%	8.7%	16.4%

(a)           “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)           “System-wide sales” are retail sales of IHOP restaurants operated by franchisees, area licensees and the Company, as reported to the Company. Franchise restaurant sales were $482.0 million and $1.9 billion for the fourth quarter and fiscal year ended December 31, 2006, respectively, and sales at area license restaurants were $50.0 million and $203.3 million for the fourth quarter and fiscal year ended December 31, 2006, respectively. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company.

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

The following table summarizes our restaurant development and franchising activity:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Restaurant Development Activity
Beginning of year	1,242	1,186	1,165	1,103	1,017
New openings
Company-developed	4	4	6	56	85
Franchisee-developed(a)	57	58	35	13	10
Area license(a)	8	5	6	5	6
Total new openings	69	67	47	74	101
Closings
Company and franchise	(8)	(11)	(26)	(12)	(13)
Area license	(1)	—	—	—	(2)
End of year	1,302	1,242	1,186	1,165	1,103
Summary—end of year
Franchise(a)	1,132	1,082	1,028	979	890
Company	10	7	10	44	76
Area license(a)	160	153	148	142	137
Total	1,302	1,242	1,186	1,165	1,103
Restaurant Franchising Activity
Company-developed	—	3	8	72	79
Franchisee-developed(a)	57	58	35	13	10
Rehabilitated and refranchised	9	26	33	19	10
Total restaurants franchised	66	87	76	104	99
Reacquired by the Company	(8)	(23)	(12)	(11)	(10)
Closed	(8)	(10)	(15)	(4)	(11)
Net addition	50	54	49	89	78

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

Income Taxes

We provide for income taxes based on our estimate of federal and state income tax liabilities. Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expense allowable for tax purposes. We usually file our income tax returns several months after our fiscal year-end.

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

Leases

Of the 1,132 franchisee-operated restaurants, 61 were located on sites owned by us, 725 were located on sites leased by us from third parties and 346 were located on sites owned or leased by franchisees. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. We recognize rent expense for our operating leases, which have escalating rentals over the term of the lease, on the straight-line basis over the initial term. In addition, the lease term is deemed to commence when we take physical possession of the leased property. We historically capitalized the straight-line rent amounts during the construction period of leased properties. Straight-line rent subsequent to the construction period and prior to the restaurant opening was recognized as expense. However, in accordance with FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” beginning in January 2006, straight-line rent amounts are expensed during the construction period of leased properties. We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of our leases as either operating or capital. Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they accrue.

Certain of our lease agreements contain tenant improvement allowances. For purposes of recognizing incentives, we amortize the incentives over the shorter of the estimated useful life or lease term. For tenant improvement allowances, we also record a deferred rent liability or an obligation in our non-current liabilities on the consolidated balance sheets.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by a Black-Scholes option pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

New Accounting Pronouncements

At its March 28, 2006 meeting, the FASB approved the issuance of a draft abstract EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be

Presented in the Income Statement (That is, Gross versus Net Presentation)”, which addresses the income statement disclosure on taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value-added, and some excise taxes. The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis. When issued, EITF Issue No. 06-3 would be effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. We currently account for taxes on a net basis; therefore, EITF 06-3 should not have any significant impact on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We do not believe that the adoption of FIN 48 will have a material impact on our statement of financial position, as any adjustment upon adoption would be a cumulative impact on retained earnings.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS No. 157 may require companies to provide additional disclosures based on that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption of SFAS No. 157 may have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of SAB 108 on its consolidated financial statements.

Comparison of the fiscal years ended December 31, 2006 and 2005

2006 Financial Performance and Strategic Direction

In 2006, the Company executed strategies focused on key financial levers of our business—growth of same-store sales and the development of restaurants. These strategies included: energizing the IHOP brand, improving the operational performance of our restaurants, and maximizing franchise development.

To enhance the IHOP brand in 2006, our 2.5% system-wide same-store sales increase consisted of increases in guest traffic that significantly outpaced moderated increases in guest check averages. Our ability to drive positive traffic results—counter to what the family restaurant segment of the restaurant industry experienced in 2006—reflects the strength of our marketing and operations strategies, as well as pricing moderation exhibited by our franchisees, which further re-enforced IHOP’s price/value relationship with guests. Our same-store sales growth in the fourth quarter of 2006 was supported by strong limited-time offers of French Toast Fantasy and Super Rooty Tooty Fresh ‘N Fruity as well as the further optimization of gift card sales during the holiday season. In November 2006, we adopted an enhanced system-wide menu which incorporated eight new offerings, including a new category of savory crepes, among other items, as well as the integration of the IHOP for Me nutritional guidelines menu.

In 2007, we have taken steps to increase our national advertising presence with more efficient media buying strategies to support our six planned limited-time promotions in 2007. In addition, we are launching our IHOP ‘n Go”—our To Go program in every restaurant which will be supported by national advertising. We expect positive same-store sales growth in 2007 to be between 2% and 4%.

As part of our strategic efforts, we are examining ways that consumers could access the brand differently which could include tailored formats for non-traditional locations such as airports, smaller towns and military bases. In 2007, we are also examining potential product licensing opportunities that will increase our brand’s exposure in local grocery stores.

In order to improve the operational performance of our restaurants, we refined our “A/B” operator rating system in 2006. We evaluate each franchise operator on an “A” through “F” scale based on a range of objective criteria including Mystery Shop reports, operational assessments, participation in training programs, and the maintenance of required management infrastructure. In many ways, we have raised our operational expectations for all IHOP restaurants. To further enhance our rating system, we are now outsourcing the operational assessment of franchise restaurants to a third party company that specializes in inspections. Beginning in March 2007, and continuing quarterly, we will utilize this third party company’s auditing services to assess critical items necessary to successfully and safely operate an IHOP restaurant.

Franchisees and our Florida area licensee developed and opened 65 new IHOP restaurants in 2006 continuing our effort to maximize franchise development. As of year-end, our franchise development pipeline includes as many as 470 restaurants signed, optioned or pending development by franchisees in the U.S., Canada, Mexico and the U.S. Virgin Islands. In 2007, we expect to open 61 to 66 new restaurants in the IHOP system. We also ended the year with 182 restaurant remodels completed by franchisees, for a total of 351 restaurant ICON package remodels completed to date. Restaurant remodels will continue with approximately another 200 franchise remodels expected in 2007, bringing our total to approximately 550 remodels completed.

Overview

Our 2006 financial results were driven by an increase in franchise operations profit, due to higher revenues associated with franchise restaurant retail sales. Partially offsetting this increase was an increase in general and administrative expenses in 2006 compared to 2005. A comparison of our financial results for 2006 to those in 2005 included:

•       An increase in same-store sales of 2.5% in 2006;

•       An increase in franchise operations profit of $7.6 million or 8.6%;

•       An increase in cash flows provided by operating activities in 2006 to $64.9 million, compared to $55.4 million in 2005;

•       An increase in general and administrative expenses of $4.7 million or 8.1%. Excluding stock-based compensation expense in the amount of $3.9 million in 2006, general and administrative expenses would have increased by $1.1 million or 1.9% in 2006 compared to the prior year; and

•       A decrease in diluted weighted average shares outstanding of 6.7%.

Franchise Operations

Franchise revenues consist primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise expenses include contributions to the national advertising fund, the cost of proprietary products, pre-opening training expenses and other franchise related expenses. Key factors which can be used in evaluating and understanding our franchise operations segment include:

•       Franchise retail sales; and

•       Number of restaurants franchised.

Franchise operations profit, which is franchise revenues less franchise expenses, increased by $7.6 million or 8.6% in 2006 compared to 2005. The 8.6% increase in franchise operations profit was due to the changes in franchise revenues and expenses discussed below.

Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

Franchise revenues grew by $11.9 million or 7.1% in 2006 compared to 2005. Franchise revenues grew primarily due to a 7.5% increase in franchise restaurant retail sales in 2006 compared to 2005. The 7.5% increase in franchise restaurant retail sales was primarily attributable to the following:

•       Effective franchise restaurants increased by 4.6%; and

•       Same-store sales for franchise restaurants increased by 2.5%.

“Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Effective franchise restaurants increased by 48 or 4.6% due to new restaurant openings in 2006 and the annualized effect of new restaurant development in 2005.

The increases in same-store sales for franchise restaurants of 2.5% in 2006 was driven by increased guest traffic that significantly outpaced moderate increases in guest check averages. In 2006, our limited-time promotions, All You Can Eat Pancakes, Funnel Cake Carnival, French Toast Fantasy and Super Rooty Tooty Fresh ‘N Fruity, contributed to the increased guest traffic as well as pricing moderation demonstrated by our franchisees which further re-enforced IHOP’s price/value relationship with guests.

Franchise expenses increased by $4.3 million or 5.5% in 2006 compared to 2005. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales. The increase in franchise expenses was primarily a result of the 7.5% increase in franchise restaurant retail sales. Partially offsetting this increase, franchise expenses benefited from lower incentives to our franchisees for point-of-sale system purchases, as well as a reduction in the amount of financial relief granted to franchisees. The reduction in franchisee relief granted was primarily due to fewer underperforming restaurants in our system than in previous years.

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

Rental operations profit, which is rental income less rental expenses, increased by $1.0 million or 2.9% in 2006 compared to 2005. Rental operations profit in 2006 was primarily impacted by the increase in same-store sales for franchise restaurants of 2.5% in 2006.

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

Company restaurant operations loss, which is company restaurant sales less company restaurant expenses, was $2.0 million in 2006 or 78.3% more than the loss of $1.1 million in 2005. Company restaurant operations loss in 2006 was due primarily to lower levels of sales at recently opened locations in our Cincinnati market. At the end of the fourth quarter of 2006, we operated ten restaurants, all of which are located in our dedicated Company market of Cincinnati, Ohio.

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

Financing operations profit, which is financing revenues less financing expenses, decreased by $2.1 million or 13.9% in 2006 compared to 2005. This 13.9% decrease in financing operations profit was primarily due to the decrease in franchise and equipment note interest as a result of declining long-term note balances. The Company anticipates long-term note balances to continue to decrease as our franchise fee and equipment notes receivables amortize continually in the future.

Financing revenues decreased by $10.5 million or 30.0% in 2006 compared to the prior year. The decrease in revenues was partially due to the decrease in revenues associated with the number of rehabilitated and refranchised restaurants under the Old Business Model. In 2006, there were nine rehabilitated and refranchised restaurants compared to 26 in 2005. In addition, the decrease in financing revenues in 2006 compared to 2005 was impacted by the decrease in franchise and equipment note interest due to the expected reduction in franchise fee note balances.

Financing expenses decreased by $8.5 million or 41.6% in 2006 compared to 2005. This decrease was partially due to the decrease in costs associated with the number of restaurants rehabilitated and refranchised in 2006 compared to 2005. In addition, the decrease in financing expenses was impacted by the decrease in interest expense associated with our conventional debt.

General and Administrative Expenses

General and administrative expenses increased by $4.7 million or 8.1% in 2006 compared to the prior year, primarily due to expenses in the amount of $3.9 million in 2006 related to the implementation of FASB Statement 123(R), Share-Based Payment, which requires all share-based payments, including grants of stock options, to be recognized in the income statement based on their estimated fair values. Excluding stock-based compensation expense in the amount of $3.9 million in 2006, general and administrative expenses would have increased by $1.1 million or 1.9% in 2006 compared to 2005. In addition, expenses related to our Performance Share Plans for executive management increased by $1.1 million in 2006 compared to 2005 as a result of the addition of a third cycle of performance share awards in 2006. General and administrative expenses were also impacted by normal increases in salaries and wages of $0.7 million or 2.8% in 2006 compared to 2005, which was offset by a decrease in legal professional services. Legal professional services decreased in the amount of $1.0 million or 63.2% in 2006 compared to 2005 as a result of fewer legal expenses related to cases aimed at removing poor performing operators from the IHOP system.

Provision for Income Taxes

Our effective tax rate for 2006 was 38.8% compared to 38.0% in 2005. The increase in our effective tax rates was primarily due to a recent review and adjustment for higher tax rates in states in which we operate.

Balance Sheet Accounts

Long-term receivables at December 31, 2006 decreased to $302.1 million from $319.3 million at December 31, 2005 due primarily to the pay-down of principal by franchisees in the amount of $17.8 million. This was partially offset by an increase of $4.5 million primarily in franchise fees and equipment leases receivable resulting from our refranchising of company-operated restaurants.

Other assets at December 31, 2006 increased to $67.9 million from $52.5 million at December 31, 2005, primarily due to an $11.0 million increase in deferred rent on operating subleases. Rental income on operating subleases is reflected in the income statement on the straight-line basis in accordance with GAAP. Deferred rents on operating subleases is the difference between straight-line rents and the actual amounts received. Deferred rents on operating subleases will continue to increase until the straight-line rents equal the actual amounts received, after which deferred rents will begin to decrease. As a result of refranchising efforts in 2006, the Company had nine new operating subleases. In addition, other assets increased due to deferred securitization costs in the amount of $4.0 million related to a securitized financing scheduled to be completed in early 2007.

Other liabilities at December 31, 2006 increased to $74.7 million from $67.1 million at December 31, 2005, primarily due to a $5.6 million increase in deferred rent on operating prime leases. Rental expense on operating prime leases is reflected in the income statement on the straight-line basis over the life of the lease excluding options in accordance with GAAP. Deferred rents on operating prime leases is the difference between straight-line rents and the actual amounts paid. Deferred rents on operating prime leases will continue to increase until the straight-line rents equal the actual amounts paid, after which deferred rents will begin to decrease.

Stockholders’ Equity

On August 21, 2006, we announced that the Board of Directors had approved a 2.0 million share increase in our total share repurchase authorization, for a total of 7.2 million shares authorized for repurchase since inception of the program in January 2003. We have repurchased approximately 5.0 million shares of its common stock since the inception of the program, resulting in a total of $203.0 million spent on share repurchases. We repurchased approximately 0.9 million shares of common stock for $42.7 million in 2006. As of December 31, 2006, we were authorized to repurchase up to an additional 2.2 million shares under our stock repurchase program. Also, in 2003, we began paying a quarterly cash dividend of $0.25 per share of common stock. See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for more details.

Comparison of the fiscal years ended December 31, 2005 and 2004

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

Stockholders’ Equity

On September 20, 2005, the Company announced that the Board of Directors had approved a 1.0 million share increase in the Company’s total share repurchase authorization, for a total of 4.6 million shares authorized for repurchase since inception of the program in January 2003. The Company has repurchased approximately 4.1 million shares of its common stock since the inception of the program, resulting in a total of $160.3 million spent on share repurchases. The Company repurchased approximately 1.8 million shares of common stock for $77.5 million in 2005. As of December 31, 2005, we were authorized to repurchase up to an additional 0.5 million shares under our stock repurchase program. Also, in 2003, the Company began paying a quarterly cash dividend of $0.25 per share of common stock. See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for more details.

LIQUIDITY AND CAPITAL RESOURCES

Our cash from operations and principal receipts from notes and equipment contracts receivable are the sources of cash that allow us to pursue our capital investment strategies and to return cash to our stockholders. Accordingly, over the last several years we have utilized our excess cash flow to:

•       Repurchase our common stock in order to return excess capital to our stockholders and provide further capital return to our stockholders through dividends, which we began paying in 2003;

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

Cash provided by operating activities increased to $64.9 million in 2006 from $55.4 million in 2005. The increase was due primarily to the realization of a non-recurring $14.7 million dollar tax benefit in 2006 from the refinement of asset lives assigned to assets for tax depreciation purposes. This was partially offset by our $11.0 million net income tax obligation as a result of an accounting adjustment settlement with the Internal Revenue Service previously announced in November 2006.

The following table represents the principal receipts on various receivables due from our franchisees as of December 31, 2006:

	Principal Receipts Due By Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)
Equipment leases(1)	$6,707	$6,735	$6,913	$6,939	$6,938	$132,732	$166,964
Direct financing leases(2)	2,408	2,985	3,498	4,082	4,771	103,428	121,172
Franchise notes and other(3)	8,620	7,400	5,700	4,249	2,452	3,266	31,687
Total	$17,735	$17,120	$16,111	$15,270	$14,161	$239,426	$319,823

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

Share Repurchases and Dividends

On August 21, 2006, the Board of Directors approved a 2.0 million share increase in the Company’s ongoing share repurchase authorization. Based on previous share repurchase authorizations, the Company repurchased 889,286 shares of common stock for $42.7 million in 2006 under our stock repurchase program. As of December 31, 2006, 2.2 million shares remained to be purchased on the Company’s total share repurchase authorization. Since 2003, the Company has bought back 5.0 million shares for a total of $203.0 million.

The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. On January 16, 2007, the Company declared a quarterly cash dividend of $0.25 per common share, payable on February 20, 2007, to stockholders of record as of February 1, 2007. Future dividends will be declared at the discretion of the Board of Directors.

Future share repurchases and dividends could be affected by a restriction on consolidated tangible net worth in our $25.0 million non-collateralized revolving credit agreement. This agreement restricts us to a minimum of $214,000 plus 25.0% of consolidated net income on a cumulative basis from December 31, 2004. Under this agreement, consolidated tangible net worth includes shareholders’ equity, less intangible assets, and less restricted investments in excess of 10% of shareholders equity. This agreement is therefore influenced by additional share repurchases. In addition, there are other covenants in the note purchase agreements governing our 5.20% senior notes and our 5.88% senior notes which may also limit the Company’s ability to repurchase stock. In August 2006, the Company announced that it will seek to borrow up to $200 million, consisting of $175 million in medium term notes and a $25 million revolving credit facility. The funds from this borrowing will be used primarily to repay the Company’s existing debt in a manner which would remove these restrictive covenants limiting share repurchase activity. The Company expects this transaction to be completed in the first quarter of 2007.

Capital Investment

Capital expenditures were increased to $9.4 million in 2006 from $7.4 million in 2005. This increase was primarily due to the timing of costs associated with the continued development of our dedicated company operations market in Cincinnati, Ohio. In 2006, we developed four restaurants in our dedicated company operations market in Cincinnati, Ohio.

Disclosure of Contractual Obligations

The following are our significant contractual obligations and payments as of December 31, 2006:

	Payments Due By Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Debt excluding capital leases	$26,350	$45,842	$38,858	$26,721	$137,771
Operating leases	64,005	126,313	120,161	758,640	1,069,119
Capital leases	23,648	47,735	48,309	238,951	358,643
Purchase commitments	693	—	—	—	693
Total minimum payments	114,696	219,890	207,328	1,024,312	1,566,226
Less interest	(25,256)	(45,112)	(38,017)	(98,410)	(206,795)
	$89,440	$174,778	$169,311	$925,902	$1,359,431

Our debt excluding capital leases in the amount of $26.4 million for the first year in the table above includes our second annual installment payments in the amount of $13.6 million on our 5.20% senior notes and our 5.88% senior notes due in October 2007.

Debt Instruments and Related Covenants

As an additional source of liquidity, we have a $25.0 million non-collateralized revolving credit agreement with a maturity date of September 28, 2007. Borrowings under the agreement bear interest at the bank’s reference rate (prime) or, at our option, at the bank’s quoted rate or at a Eurodollar rate. A commitment fee of 0.25% per annum is payable on unborrowed funds available under the agreement. The prime rate was 8.25% at December 31, 2006 and 7.25% at December 31, 2005. There was no outstanding balance under the agreement at December 31, 2006, nor were there any borrowings under the agreement during 2006. There was no outstanding balance under the agreement at December 31, 2005 nor were there any borrowings under the agreement during 2005.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company does not hold or issue financial instruments for trading purposes. Our exposure to interest rate risk relates to our $25.0 million revolving line of credit and our $12.0 million mortgage term loan with our banks. Borrowings under the revolving line of credit bear interest at the bank’s reference rate (prime) or, at our option, at the bank’s quoted rate or at a Eurodollar rate. There was no balance outstanding under the revolving line of credit at December 31, 2006 nor were there any borrowings under the agreement during 2006. The mortgage term loan had a balance outstanding of $7.7 million at December 31, 2006 and has a maturity date of May 2013. The loan is collateralized by certain IHOP restaurants. Borrowings under the mortgage term loan bear interest at the London

Interbank Offered Rate (“LIBOR”) plus the applicable margin. The applicable margin will be a function of the funded debt to EBITDA ratio, as defined in the loan agreement. This rate was 7.85% at December 31, 2006. The impact on our results of operations due to a hypothetical 1% interest rate change would be immaterial.

In March 2002, we entered into a $17.2 million variable rate term loan also included in leasehold mortgage term loans. This loan, which accrues interest at one-month LIBOR, will amortize over twelve years and has a maturity date of April 1, 2014. The outstanding balance as of December 31, 2006, was $12.3 million. The interest rate was 7.85% at December 31, 2006. The lending institution required us to enter into an interest rate swap agreement for 50% of the loan, or $8.6 million, as a means of reducing our interest rate exposure. This strategy uses an interest rate swap to effectively convert $8.6 million in variable rate borrowings into fixed rate liabilities. The interest rate swap agreement is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this variable rate loan.

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

In some instances, the Company is required to enter into commitments to purchase food and other items on behalf of the IHOP system as a whole in support of our limited-time promotions. At December 31, 2006, our outstanding purchase commitments for upcoming limited-time offers advertised on television were $0.7 million. The Company has developed processes to facilitate the liquidation of these commitments to minimize financial exposure.

Item 8.                        Financial Statements and Supplementary Data.

IHOP Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$19,516	$23,111
Receivables, net	45,571	43,690
Reacquired franchises and equipment held for sale, net	—	273
Inventories	396	537
Prepaid expenses	7,493	2,899
Deferred income taxes	5,417	—
Total current assets	78,393	70,510
Long-term receivables	302,088	319,335
Property and equipment, net	309,737	317,959
Excess of costs over net assets acquired	10,767	10,767
Other assets	67,885	52,509
Total assets	$768,870	$771,080
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$19,738	$19,564
Accounts payable	14,689	15,083
Accrued employee compensation and benefits	13,359	10,745
Other accrued expenses	11,317	9,030
Deferred income taxes	—	2,882
Current portion of capital lease obligations	5,002	4,491
Total current liabilities	64,105	61,795
Long-term debt, less current maturities	94,468	114,210
Deferred income taxes	76,017	61,414
Capital lease obligations, less current maturities	170,412	172,681
Other liabilities	74,655	67,134
Commitments and contingencies (Notes 6 and 12)
Stockholders’ equity
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 2006: 22,818,007 shares issued and 17,873,548 shares outstanding; 2005: 22,464,760 shares issued and 18,409,587 shares outstanding	227	225
Additional paid-in-capital	131,748	120,922
Retained earnings	358,975	332,560
Deferred compensation	—	(747)
Accumulated other comprehensive loss	(133)	(205)
Treasury stock, at cost (2006: 4,944,459 shares; 2005: 4,055,173 shares)	(201,604)	(158,909)
Total stockholders’ equity	289,213	293,846
Total liabilities and stockholders’ equity	$768,870	$771,080

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues
Franchise revenues	$179,331	$167,384	$157,584
Rental income	132,101	131,626	131,763
Company restaurant sales	13,585	13,964	31,564
Financing revenues	24,543	35,049	38,091
Total revenues	349,560	348,023	359,002
Costs and Expenses
Franchise expenses	83,079	78,768	77,402
Rental expenses	97,904	98,391	95,392
Company restaurant expenses	15,601	15,095	34,701
Financing expenses	11,881	20,336	20,674
General and administrative expenses	63,543	58,801	59,890
Other expense, net	4,659	4,870	2,664
Impairment and closure charges	43	896	14,112
Total costs and expenses	276,710	277,157	304,835
Income before income taxes	72,850	70,866	54,167
Provision for income taxes	28,297	26,929	20,746
Net income	$44,553	$43,937	$33,421
Net income per share
Basic	$2.46	$2.26	$1.62
Diluted	$2.43	$2.24	$1.61
Weighted average shares outstanding
Basic	18,085	19,405	20,606
Diluted	18,298	19,603	20,791
Dividends declared per share	$1.00	$1.00	$1.00
Dividends paid per share	$1.00	$1.00	$1.00

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional			Accumulated Other	Treasury
	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Deferred Compensation	Comprehensive Loss	Stock, at cost	Contribution To ESOP	Total
Balance, December 31, 2003	21,994,068	$220	$104,661	$295,448	$(191)	$(545)	$(19,443)	$2,210	$382,360
Net income	—	—	—	33,421	—	—	—	—	33,421
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	144	—	—	144
Comprehensive income									33,565
Repurchase of treasury shares	—	—	—	—	—	—	(63,890)	—	(63,890)
Reissuance of treasury shares to ESOP	—	—	907	—	—	—	1,318	(2,225)	—
Issuance of shares pursuant to stock plans	258,682	3	5,607	—	—	—	—	—	5,610
Tax benefit from stock options exercised	—	—	1,722	—	—	—	—	—	1,722
Dividends—common stock	—	—	—	(20,696)	—	—	—	—	(20,696)
Amortization of deferred compensation	—	—	—	—	168	—	—	—	168
Contribution to ESOP	—	—	—	—	—	—	—	925	925
Balance, December 31, 2004	22,252,750	223	112,897	308,173	(23)	(401)	(82,015)	910	339,764
Net income	—	—	—	43,937	—	—	—	—	43,937
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	196	—	—	196
Comprehensive income									44,133
Repurchase of treasury shares	—	—	—	—	—	—	(77,474)	—	(77,474)
Reissuance of treasury shares to ESOP	—	—	330	—	—	—	580	(910)	—
Issuance of shares pursuant to stock plans	190,510	2	5,083	—	—	—	—	—	5,085
Issuance of restricted stock	21,500	—	1,034	—	(1,034)	—	—	—	—
Amortization of restricted stock grants	—	—	—	—	287	—	—	—	287
Tax benefit from stock options exercised	—	—	1,578	—	—	—	—	—	1,578
Dividends—common stock	—	—	—	(19,550)	—	—	—	—	(19,550)
Amortization of deferred compensation	—	—	—	—	23	—	—	—	23
Balance, December 31, 2005	22,464,760	225	120,922	332,560	(747)	(205)	(158,909)	—	293,846
Net income	—	—	—	44,553	—	—	—	—	44,553
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	72	—	—	72
Comprehensive income									44,625
Repurchase of treasury shares	—	—	—	—	—	—	(42,695)	—	(42,695)
Issuance of shares pursuant to stock plans	204,447	2	5,942	—	—	—	—	—	5,944
Stock option expense	—	—	1,905	—	—	—	—	—	1,905
Issuance of restricted stock	148,800	—	(747)	—	747	—	—	—	—
Amortization of restricted stock grants	—	—	2,006	—	—	—	—	—	2,006
Tax benefit from stock options exercised	—	—	1,720	—	—	—	—	—	1,720
Dividends—common stock	—	—	—	(18,138)	—	—	—	—	(18,138)
Balance, December 31, 2006	22,818,007	$227	$131,748	$358,975	$—	$(133)	$(201,604)	$—	$289,213

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$44,553	$43,937	$33,421
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	20,050	19,866	18,736
Impairment and closure charges	43	896	14,112
Deferred income taxes	6,304	(3,689)	(6,000)
Stock-based compensation expense	3,911	287	—
Excess tax benefit from stock options exercised	(1,720)	—	—
Contribution to ESOP	—	—	925
Tax benefit from stock options exercised	—	1,578	1,722
Changes in operating assets and liabilities
Receivables	(2,524)	(148)	1,590
Inventories	141	(389)	408
Prepaid expenses	(4,594)	(487)	1,867
Accounts payable	(394)	(2,050)	3,293
Accrued employee compensation and benefits	2,614	1,560	(2,777)
Other accrued expenses	(802)	(2,336)	2,442
Other	(2,723)	(3,672)	(2,758)
Cash flows provided by operating activities	64,859	55,353	66,981
Cash flows from investing activities
Additions to property and equipment	(9,426)	(7,365)	(16,631)
Additions to long term receivables	(159)	(36)	(485)
Purchase and redemption of marketable securities, net	—	13,843	31,033
Proceeds from sale of land and building	—	890	3,207
Principal receipts from notes and equipment contracts receivable	17,781	19,403	21,428
Additions to reacquired franchises held for sale	(594)	(2,387)	(1,288)
Property insurance proceeds	1,694	—	—
Cash flows provided by investing activities	9,296	24,348	37,264
Cash flows from financing activities
Proceeds from landlords	—	1,000	—
Repayment of long-term debt	(19,568)	(5,838)	(5,733)
Principal payments on capital lease obligations	(4,088)	(3,844)	(3,501)
Dividends paid	(18,138)	(19,550)	(20,696)
Purchase of treasury stock	(42,695)	(77,474)	(63,890)
Proceeds from stock options exercised	5,944	5,085	5,610
Excess tax benefit from stock options exercised	1,720	—	—
Deferred financing costs	(925)	—	—
Cash flows used in financing activities	(77,750)	(100,621)	(88,210)
Net change in cash and cash equivalents	(3,595)	(20,920)	16,035
Cash and cash equivalents at beginning of year	23,111	44,031	27,996
Cash and cash equivalents at end of year	$19,516	$23,111	$44,031
Supplemental disclosures
Interest paid (net of amounts capitalized of $0, $0 and $100, respectively)	$29,759	$29,967	$28,108
Income taxes paid	35,142	30,795	17,354
Capital lease obligations incurred	2,329	3,050	632

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

Reclassification

Certain reclassifications have been made to prior year information to conform to the current year presentation. These include the reclassification of amortization of restricted stock from depreciation and amortization to stock-based compensation expense on our Consolidated Statements of Cash Flows.

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

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives as follows:

Category	Depreciable Life
Buildings and improvements	25 - 40 years
Leaseholds and improvements	Shorter of primary lease term or 3 - 25 years
Equipment and fixtures	3 - 10 years
Properties under capital leases	Primary lease term

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

Periodically, the Company will reacquire a previously franchised restaurant. At the time of reacquisition, the franchise will be recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. The net realizable value of a reacquired franchise is based on the Company’s average five-year historical franchise resale value. The historical resale value used in 2006 was $200,000. An impairment loss will be recognized equal to the amount by which the reacquisition value exceeds the historical resale value.

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

Excess of Costs Over Net Assets Acquired

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at least annually and more frequently if circumstances indicate that it may be impaired. Our

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

analysis in 2006 concluded that since the estimated fair value of Equity of Franchise Operations exceeded the book value, no impairment exists.

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

Leases

The Company leases the majority of all IHOP restaurants. The restaurants are subleased to our franchisees or in a few instances are operated by the Company. The Company’s leases generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options in favor of the Company. The rental payments or receipts on those property leases that meet the capital lease criteria will result in the recognition of interest expense or interest income and a reduction of capital lease obligation or financing lease receivable. Capital lease obligations are amortized based on the Company’s incremental borrowing rate and direct financing leases are amortized using the implicit interest rate. Assets under capital leases are included in Property and Equipment and are depreciated over the shorter of their useful lives or the life of the lease. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income. Rental expense and rental income for these operating leases are recognized on the straight-line basis over the original terms of the leases. The difference

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

between straight-line rent expense or income and actual amounts paid or received represents deferred rent and is included in the balance sheets as other assets or other liabilities, respectively.

We historically capitalized the straight-line rent amounts during the construction period of leased properties. Straight-line rent subsequent to the construction period and prior to the restaurant opening was recognized as expense. However, in accordance with FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” beginning in January 2006, straight-line rent amounts are expensed during the construction period of leased properties. The adoption of FAS 13-1 did not have a material impact on our financial condition or results of operations.

Preopening Expenses

Expenditures related to the opening of new restaurants, other than those for capital assets, are charged to expense when incurred.

Net Advertising Expense

Net advertising expenses included in company restaurant operations and franchise operations for the years ended December 31, 2006, 2005 and 2004 were $1.0 million, $1.1 million and $3.8 million, respectively. In addition, significant advertising expenses are also incurred by franchisees through local advertising cooperatives and a national advertising fund.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income or loss components which, under GAAP, bypass the income statement and are reported in the balance sheets as a separate component of stockholders’ equity. As of December 31, 2006, our interest rate swap liability was $0.2 million. In 2006, 2005 and 2004 the Company had other comprehensive income of $72,000, $196,000, and $144,000, respectively, due to an unrealized gain, net of tax, on an interest rate swap that the Company entered into during 2002.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Financial Instruments

The estimated fair values of all cash and cash equivalents, notes receivable and equipment contracts receivable as of December 31, 2006 and 2005, approximated their carrying amounts in the balance sheets as of those dates. The estimated fair values of notes receivable and equipment leases receivable are based on current interest rates offered for similar loans in our present lending activities.

The estimated fair values of long-term debt are based on current rates available to the Company for similar debt of the same remaining maturities. The carrying values of long-term debt at December 31, 2006 and 2005 were $94,468,000 and $114,210,000, respectively, and the fair values at those dates were $87,479,000 and $107,790,000, respectively.

New Accounting Pronouncements

At its March 28, 2006 meeting, the FASB approved the issuance of a draft abstract EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”, which addresses the income statement disclosure on taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value-added, and some excise taxes. The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis. When issued, EITF Issue No. 06-3 would be effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. We currently account for taxes on a net basis; therefore, EITF 06-3 should not have any significant impact on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We do not believe that the adoption of FIN 48 will have a material impact on our statement of financial position, as any adjustment upon adoption would be a cumulative impact on retained earnings.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS No. 157 may require companies to provide additional disclosures based on that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption or SFAS No. 157 may have on our consolidated financial statements.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

1.   Summary of Significant Accounting Policies (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of SAB 108 on its consolidated financial statements.

2.   Receivables

	2006	2005
	(In thousands)
Accounts receivable	$29,195	$26,647
Notes receivable	31,687	41,692
Equipment leases receivable	166,964	173,140
Direct financing leases receivable	121,172	122,881
	349,018	364,360
Less allowance for doubtful accounts	(1,359)	(1,335)
	347,659	363,025
Less current portion	(45,571)	(43,690)
Long-term receivables	$302,088	$319,335

Accounts receivable primarily includes receivables due from franchisees and distributors. Notes receivable include franchise fee notes in the amount of $30,179,000 and $39,943,000 at December 31, 2006 and 2005, respectively. Franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 9.69% per annum, and are collateralized by the franchise. The term of an equipment contract coincides with the term of the corresponding restaurant building lease. Equipment contracts are due in equal weekly installments, primarily bear interest averaging 10.24% per annum, and are collateralized by the equipment. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2.   Receivables (Continued)

The following table summarizes the activity in the allowance for doubtful accounts:

Accounts and Notes Receivable
(In thousands)
Balance at December 31, 2003	$1,321
Provision	860
Charge-offs	(1,155)
Recoveries	—
Balance at December 31, 2004	$1,026
Provision	984
Charge-offs	(715)
Recoveries	40
Balance at December 31, 2005	$1,335
Provision	1,149
Charge-offs	(1,154)
Recoveries	29
Balance at December 31, 2006	$1,359

3.   Property and Equipment

	2006	2005
	(In thousands)
Land	$31,260	$31,260
Buildings and improvements	57,851	57,851
Leaseholds and improvements	257,007	251,398
Equipment and fixtures	23,905	21,464
Construction in progress	2,966	2,779
Properties under capital lease obligations	62,196	60,493
	435,185	425,245
Less accumulated depreciation and amortization	(125,448)	(107,286)
Property and equipment, net	$309,737	$317,959

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

Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease obligations in the amount of $17,040,000 and $14,526,000 at December 31, 2006 and 2005, respectively.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4.   Reacquired Franchises and Equipment Held for Sale

Reacquired franchises and equipment held for sale are accounted for on the specific identification basis. At the date of reacquisition, the franchise and equipment are recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease and the estimated net realizable value is evaluated in conjunction with our impairment evaluation of long-lived assets. The estimated net realizable value used in 2006 was $200,000 for each franchise held for resale. Reacquired franchises and equipment held for sale, net, was $0 and $273,000 at December 31, 2006 and 2005, respectively.

5.   Debt

Debt consists of the following components:

	2006	2005
	(In thousands)
Senior Notes due November 2008, payable in equal annual installments commencing November 2000, at a fixed interest rate of 7.42%	$7,778	$11,667
Senior Notes Series B due October 2012, at a fixed interest rate of 5.88%	5,000	5,000
Senior Notes Series A due October 2012, at a fixed interest rate of 5.20%	81,428	95,000
Leasehold mortgage term loans and other	20,000	22,107
Total debt	114,206	133,774
Less current maturities	(19,738)	(19,564)
Long-term debt	$94,468	$114,210

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

Included in leasehold mortgage term loans is a loan amount totaling $7.7 million and $8.6 million as of December 31, 2006 and 2005, respectively, due May 2013. The loan is collateralized by certain IHOP restaurants. Borrowings under this loan agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The applicable margin is a function of the funded debt to EBITDA as defined under the loan agreement. This rate was 7.85% and 6.79% at December 31, 2006 and 2005, respectively.

On March 13, 2002, the Company entered into a $17.2 million variable rate term loan also included in leasehold mortgage term loans. This loan, which accrues interest at one-month LIBOR, will amortize over twelve years and has a maturity date of April 1, 2014. The outstanding balance as of December 31, 2006

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

5.   Debt (Continued)

and 2005 was $12.3 million and $13.5 million, respectively. The interest rate was 7.85% at December 31, 2006. The lending institution required the Company to enter into an interest rate swap agreement for 50% of the loan, or $8.6 million, as a means of reducing the Company’s interest rate exposure. This strategy uses an interest rate swap to effectively convert $8.6 million in variable rate borrowings into fixed rate liabilities. The interest rate swap agreement is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this variable rate loan. As a result, the interest rate swap agreement is stated at fair value and the related net loss of $0.1 million on this agreement as of December 31, 2006 is reflected in stockholders’ equity as a component of comprehensive income (loss).

The Company has a non-collateralized revolving credit agreement with a bank in the amount of $25.0 million with a maturity date of September 28, 2007. Borrowings under the agreement bear interest at the bank’s reference rate (prime) or, at our option, at the bank’s quoted rate or at a Eurodollar rate. A commitment fee of 0.25% per annum is payable on unborrowed funds available under the agreement. The prime rate was 8.25% and 7.25% at December 31, 2006 and 2005, respectively. The Company has $25.0 million available for borrowing as of December 31, 2006.

Future share repurchases and dividends could be affected by a restriction on consolidated tangible net worth in our $25.0 million non-collateralized revolving credit agreement. This agreement restricts us to a minimum of $214,000 plus 25.0% of consolidated net income on a cumulative basis from December 31, 2004. Under this agreement, consolidated tangible net worth includes shareholders’ equity, less intangible assets, and less restricted investments in excess of 10% of shareholders equity. This agreement is therefore influenced by additional share repurchases. In addition, there are other covenants in the note purchase agreements governing our 5.20% senior notes and our 5.88% senior notes which may also limit the Company’s ability to repurchase stock. In August 2006, the Company announced its intention to refinance its existing debt which would remove these restrictive covenants limiting share repurchase activity. The Company expects this transaction to be completed in the first quarter of 2007.

Our long term debt maturities for the years succeeding December 31, 2006 are as follows:

(In thousands)
2007	$19,738
2008	19,928
2009	16,243
2010	16,465
2011	16,705
Thereafter	25,127
$114,206

6.   Leases

The Company leases the majority of all IHOP restaurants. The restaurants are subleased to our franchisees or in a few instances operated by the Company. These noncancelable leases and subleases consist primarily of land, buildings and improvements.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6.   Leases (Continued)

The following is the Company’s net investment in direct financing lease receivables:

	2006	2005
	(In thousands)
Total minimum rents receivable	$279,561	$296,022
Less unearned income	(158,389)	(173,141)
Net investment in direct financing lease receivables	121,172	122,881
Less current portion	(2,408)	(2,023)
Long-term direct financing lease receivables	$118,764	$120,858

Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2006, 2005 and 2004 was $17,952,000, $17,752,000 and $17,576,000, respectively.

The following is the Company’s net investment in equipment leases receivable:

	2006	2005
	(In thousands)
Total minimum leases receivable	$351,802	$377,533
Less unearned income	(184,838)	(204,393)
Net investment in equipment leases receivables	166,964	173,140
Less current portion	(6,707)	(6,467)
Long-term equipment leases receivable	$160,257	$166,673

The following are minimum future lease payments on the Company’s noncancelable leases as lessee at December 31, 2006:

	Capital Leases	Operating Leases
	(In thousands)
2007	$23,648	$64,005
2008	23,776	63,576
2009	23,959	62,737
2010	24,205	60,930
2011	24,104	59,231
Thereafter	238,951	758,640
Total minimum lease payments	358,643	$1,069,119
Less interest	(183,229)
Capital lease obligations	175,414
Less current portion	(5,002)
Long-term capital lease obligations	$170,412

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6.   Leases (Continued)

The asset cost and carrying amount on company-owned property leased at December 31, 2006, was $89.1 million and $76.7 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.

The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2006:

	Direct Financing Leases	Operating Leases
	(In thousands)
2007	$18,133	$92,203
2008	18,426	92,817
2009	18,493	93,130
2010	18,580	94,258
2011	18,641	94,708
Thereafter	187,288	1,353,716
Total minimum rents receivable	$279,561	$1,820,832

The Company has noncancelable leases, expiring at various dates through 2032, that require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company’s obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2006, 2005 and 2004 was $3,275,000, $3,291,000 and $3,224,000, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2006, 2005 and 2004 was $63,825,000, $62,669,000 and $61,376,000, respectively.

7.   Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock to officers, directors and employees of the Company under the 2001 Stock Incentive Plan (the “2001 Plan”) and the 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”). The stock options generally vest over a three year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price on the New York Stock Exchange of the common stock on the date of grant. Restricted stock provides for the issuance of a share of the Company’s common stock at no cost to the holder and generally vests over terms determined by the Compensation Committee of the Company’s Board of Directors. The restricted stock generally vests only if the employee is actively employed by the Company on the vesting date, and unvested restricted shares are forfeited upon termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company’s Board of Directors determines otherwise. When vested options and restricted stock are issued, the Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock. Stock-based compensation for the year ended December 31, 2006 and 2005 of $3.9 million and $0.3 million, respectively, has been recognized

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7.   Stock-Based Compensation (Continued)

as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

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

The estimated fair values of the options granted for each of the three years ending December 31, 2006 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the 2006 Black-Scholes model:

	2006	2005	2004
Risk free interest rate	4.67%	3.99%	3.06%
Weighted average volatility	28.2%	27.1%	36.8%
Dividend yield	1.96%	2.12%	2.80%
Expected years until exercise	5 Years	5 Years	5 Years
Forfeitures	12.03%	N/A	N/A
Weighted average fair value of options granted	$13.81	$11.67	$10.16

Prior to 2006, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we elected to account for stock options under the intrinsic value method which required compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeded the exercise price the employee must pay for the stock. The Company’s policy was to grant stock options at the fair market value of the underlying stock at the date of grant. The Company’s net income and net income per share for the year ended December 31, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7.   Stock-Based Compensation (Continued)

As a result of adopting SFAS 123R, the impact to our net income for the year ended December 31, 2006 was $2.4 million (net of $1.5 million tax benefit). The impact on basic earnings per share for the year ended December 31, 2006 was $0.14 per share, and the impact on diluted earnings per share for the year ended December 31, 2006 was $0.14. Pro forma net income as if the fair value based method had been applied to all awards is as follows (in thousands, except net income per share data):

	2006	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$44,553	$43,937	$33,421
Add stock-based compensation expense included in reported net income, net of tax	2,392	192	104
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(2,392)	(1,947)	(1,765)
Net income, pro forma	$44,553	$42,182	$31,760
Net income per share-basic, as reported	$2.46	$2.26	$1.62
Net income per share-basic, pro forma	$2.46	$2.17	$1.54
Net income per share-diluted, as reported	$2.43	$2.24	$1.61
Net income per share-diluted, pro forma	$2.43	$2.15	$1.53

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense (in thousands):

	Twelve Months Ended December 31,
	2006	2005
Restricted Stock:
Pre-tax compensation expense	$2,006	$287
Tax benefit	(779)	(109)
Restricted stock expense, net of tax	1,227	178
Stock Options:
Pre-tax compensation expense	1,905	23
Tax benefit	(740)	(9)
Stock option expense, net of tax	1,165	14
Total Stock-Based Compensation:
Pre-tax compensation expense	3,911	310
Tax benefit	(1,519)	(118)
Total Stock-Based compensation expense, net of tax	$2,392	$192

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7.   Stock-Based Compensation (Continued)

A summary of activity related to restricted stock for the year ended December 31, 2006 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	21,500	$48.09
Granted	148,800	50.65
Released	—	—
Forfeited	—	—
Nonvested at December 31, 2006	170,300	$50.32

As of December 31, 2006, $6.2 million and $1.4 million (including forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of approximately 2.4 years for restricted stock and 1.0 years for stock options.

8.   Stockholders’ Equity

In 2006, the Board of Directors declared and paid quarterly cash dividends of $0.25 per common share for each of the quarters. The Board of Directors indicated its intention to declare quarterly dividends in the future, however, any future dividend declarations will be made at the discretion of the Board of Directors and will be based on the Company’s earnings, financial condition, cash requirements, future prospects and other factors.

The Stock Incentive Plan (the “1991 Plan”) was adopted in 1991 and amended and restated in 1998 to authorize the issuance of up to 3,760,000 shares of common stock pursuant to options, restricted stock, and other long-term stock-based incentives to officers and key employees of the Company. The 2001 Stock Incentive Plan (the “2001 Plan”) was adopted in 2001 and amended and restated in 2005 to authorize the issuance of up to 2,200,000 shares of common stock. No option can be granted at an option price of less than the fair market value at the date of grant as defined by the Plan. Exercisability of options is determined at, or after, the date of grant by the administrator of both Plans. All options granted under both Plans through December 31, 2006, become exercisable one-third after one year, two-thirds after two years and 100% after three years or immediately upon a change in control of the Company, as defined by both Plans.

The Stock Option Plan for Non-Employee Directors (the “Directors Plan”) was adopted in 1994 and amended and restated in 1999 to authorize the issuance of up to 400,000 shares of common stock pursuant to options to non-employee members of the Company’s Board of Directors. Options are to be granted at an option price equal to 100% of the fair market value of the stock on the date of grant. Options granted pursuant to the Directors Plan vest and become exercisable one-third after one year, two-thirds after two years and 100% after three years or immediately upon a change in control of the Company, as defined by the Plan. Options for the purchase of shares are granted to each non-employee Director under the Directors Plan as follows: (1) an option to purchase 15,000 shares on February 23, 1995, or on the Director’s election to the Board of Directors if he or she was not a Director on such date, and (2) an

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8.   Stockholders’ Equity (Continued)

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

Information regarding activity for stock options outstanding under the Company’s stock option plans is as follows:

Shares Under Option	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	1,008,043	$24.09
Granted	265,450	36.17
Exercised	(258,682)	21.69
Terminated	(56,168)	26.12
Outstanding at December 31, 2004	958,643	27.97
Granted	319,050	47.49
Exercised	(190,510)	26.70
Terminated	(8,350)	32.76
Outstanding at December 31, 2005	1,078,833	33.93
Granted	10,850	50.96
Exercised	(204,447)	29.07
Terminated	(60,547)	42.71
Outstanding at December 31, 2006	824,689	$34.71	6.42	$14,299,098
Vested and Expected to Vest at December 31, 2006	806,378	34.45	0.17	$14,195,990
Exercisable at December 31, 2006	557,060	30.00	5.68	$12,283,734

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8.   Stockholders’ Equity (Continued)

Information regarding options outstanding and exercisable at December 31, 2006 is as follows:

Range of Exercise Prices	Number Outstanding as of 12/31/2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/2006	Weighted Average Exercise Price
$14.94 - $24.33	210,664	4.48	$21.85	210,664	$21.85
$27.33 - $35.79	209,832	5.58	$29.90	194,834	$29.48
$36.10 - $46.70	163,226	7.37	$37.57	81,008	$36.68
$48.09 - $51.20	240,967	8.20	$48.21	70,554	$48.09
$14.94 - $51.20	824,689	6.42	$34.71	557,060	$30.00

On May 4, 2006 and August 21, 2006, the Company announced that the Board of Directors had approved a 0.6 million and 2.0 million share increase, respectively, in the Company’s total share repurchase authorization, for a total of 7.2 million shares authorized for repurchase since inception of the program in January 2003. The Company has repurchased 5.0 million shares of its common stock since the inception of the program, resulting in a total of $203.0 million spent on share repurchases. The Company repurchased approximately 0.9 million shares of common stock for $42.7 million in 2006. As of December 31, 2006, the Company was authorized to repurchase up to an additional 2.2 million shares under our stock repurchase program. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

9.   Income Taxes

The provision for income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Provision for income taxes:
Current
Federal	$27,990	$28,033	$23,073
State and foreign	4,500	2,585	3,673
	32,490	30,618	26,746
Deferred
Federal	(4,005)	(1,249)	(5,258)
State	(188)	(2,440)	(742)
	(4,193)	(3,689)	(6,000)
Provision for income taxes	$28,297	$26,929	$20,746

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9.   Income Taxes (Continued)

The provision for income taxes differs from the expected federal income tax rates as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and other taxes, net of federal tax benefit	3.8	3.0	3.3
Effective tax rate	38.8%	38.0%	38.3%

Net deferred tax assets (liabilities) consist of the following components:

	2006	2005
	(In thousands)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$4,273	$7,179
Differences in capitalization and depreciation	—	9,950
Other	14,008	11,230
Deferred tax assets	18,281	28,359
Differences between financial and tax accounting in the recognition of franchise and equipment sales	(76,603)	(86,022)
Differences in capitalization and depreciation	(4,650)	—
Differences between book and tax basis of property and equipment	(7,628)	(4,715)
Deferred dividends	—	(1,918)
Deferred tax liabilities	(88,881)	(92,655)
Net deferred tax liabilities	$(70,600)	$(64,296)
Net deferred tax asset (liability)—current	5,417	(2,882)
Net deferred tax asset (liability)—non current	(76,017)	(61,414)
Net deferred tax (liabilities)	$(70,600)	$(64,296)

The Company entered into a Pre-Filing Agreement (“PFA”) with the United States Internal Revenue Service (“IRS”). The PFA allowed for accelerated depreciation of certain fixed assets, and resulted in a reduction in the Company’s current income tax liability in 2006 with a corresponding increase in its net deferred income tax liability of $14.7 million.

In November 2006, the Company reached a settlement with the IRS with respect to the IRS examination of the Company’s federal income tax returns for the years 2000 through 2003. The settlement requires the Company to accelerate the recognition of income related to the reporting of initial franchise fees to the years under examination.  As a result of the settlement, the Company recognized additional taxable income of $21.9 million in total for the tax years 2000 through 2003 and paid additional tax and interest of $11.0 million. As provided in the settlement, the Company is entitled to deduct the reversal of the $21.9 million in the tax years 2004 through 2008 at a rate of approximately $4.4 million per year.

10.   Employee Benefit Plans

In 1987, the Company adopted a noncontributory Employee Stock Ownership Plan (“ESOP”). The ESOP is a stock bonus plan under Section 401(a) of the Internal Revenue Code. The plan covered

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10.   Employee Benefit Plans (Continued)

Company employees who met the minimum credited service requirements of the plan. Employees whose terms of service were covered by a collective bargaining agreement were not eligible for the ESOP unless the terms of such agreement specifically provided for participation in the ESOP.

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

In 2001, the Company adopted a defined contribution plan authorized under Section 401(K) of the Internal Revenue Code. The plan covers Company employees who meet the minimum credited service requirements of the 401(K) plan. Employees whose terms of service are covered by a collective bargaining agreement are not eligible. Employees may contribute the maximum allowable for the current year of their pre-tax covered compensation as determined by the limitations of the tax code. IHOP Corp. common stock is not an investment option for employees in the 401(K) plan. Substantially all of the administrative cost of the 401(K) plan is borne by the Company. Beginning in 2004, the Company matches 100% of the employees’ contribution up to 3% of eligible compensation. This contribution was $0.6 million in 2006.

Beginning with the 2005 plan year, the Company will fund, to eligible participants in the Plan, a profit sharing cash contribution equal to 3% of eligible compensation. For the 2006 plan year, the contribution is estimated to be $0.9 million and will be paid in early 2007.

11.   Related Party Transactions

In 2001, the Company loaned $1.2 million to its President and Chief Executive Officer. A portion of the loan ($600,000) was a personal loan. Pursuant to the employment agreement signed by the President and Chief Executive Officer in December 2001, this personal loan is interest free and forgiven in annual increments of $100,000. As of December 31, 2006 and 2005 the outstanding balance of this personal loan was $100,000 and $200,000, respectively. The other portion of the loan ($600,000) was an interest free bridge loan used to fund a portion of the down payment on a new home. As of December 31, 2006 and 2005, the remaining balance of this loan was zero.

12.   Commitments and Contingencies

The Company is subject to various claims and legal actions that have arisen in the ordinary course of business. We believe such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations, or cash flows. In some instances, the Company is required to enter into commitments to purchase food and other items on behalf of the IHOP system as a whole in support of our limited-time promotions. At December 31, 2006, our outstanding

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12.   Commitments and Contingencies (Continued)

purchase commitments for upcoming limited-time offers advertised on television were $0.7 million. The Company has developed processes to facilitate the liquidation of these commitments to minimize financial exposure.

In 2006, we became aware of certain technical issues relating to registrations and applications filed with the United States Patent and Trademark Office prior to July 5, 1999 (the “Pre-1999 Registrations”). These issues affected the continued validity of certain of the Pre-1999 Registrations and also made inaccurate certain statements in the Uniform Franchise Offering Circular (“UFOC”) we used during certain periods after July 5, 1999 (See Trademarks and Service Marks at page 10 above). We believe that any issues regarding the invalidity of the federal registrations of the affected marks and the related UFOC misstatements have not had and will not have any material impact on IHOP’s Franchisees or our consolidated financial statements.

13.   Segment Reporting

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

13.   Segment Reporting (Continued)

Prior period segment information has been restated to conform with the current year presentation. Information on segments and a reconciliation to income before income taxes are as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Finance Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Year Ended December 31, 2006
Revenues from external customers	$179,331	$132,101	$13,585	$24,543	$—	$349,560
Intercompany real estate charges	—	20,535	388	—	(20,923)	—
Depreciation and amortization	—	6,268	379	—	13,403	20,050
Interest expense	—	21,361	514	7,709	—	29,584
Impairment and closure charges	—	—	43	—	—	43
Income tax expense	—	—	—	—	28,297	28,297
Income (loss) before income taxes	96,252	34,197	(2,016)	12,662	(68,245)	72,850
Total assets	35,608	255,545	8,701	198,651	270,365	768,870
Year Ended December 31, 2005
Revenues from external customers	$167,384	$131,626	$13,964	$35,049	$—	$348,023
Intercompany real estate charges	—	20,462	259	—	(20,721)	—
Depreciation and amortization	—	6,503	246	—	13,117	19,866
Interest expense	—	21,513	368	8,261	—	30,142
Impairment and closure charges	—	—	896	—	—	896
Income tax expense	—	—	—	—	26,929	26,929
Income (loss) before income taxes	88,616	33,235	(1,131)	14,713	(64,567)	70,866
Total assets	28,657	252,287	7,065	215,105	267,966	771,080
Year Ended December 31, 2004
Revenues from external customers	$157,584	$131,763	$31,564	$38,091	$—	$359,002
Intercompany real estate charges	—	20,198	471	—	(20,669)	—
Depreciation and amortization	—	5,629	1,203	—	11,904	18,736
Interest expense	—	18,914	781	8,175	—	27,870
Impairment and closure charges	—	—	14,112	—	—	14,112
Income tax expense	—	—	—	—	20,746	20,746
Incomes (loss) before income taxes	80,182	36,371	(3,137)	17,417	(76,666)	54,167
Total assets	27,576	252,230	2,360	231,335	308,176	821,677

IHOP Corp. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14.   Selected Quarterly Financial Data (Unaudited)

	Revenues	Operating Margin	Net Income	Net Income Per Share— Basic(a)	Net Income Per Share— Diluted(a)
	(In thousands, except per share amounts)
2006
1st Quarter	$88,517	$36,575	$12,594	$0.68	$0.68
2nd Quarter	85,074	33,381	10,306	0.57	0.56
3rd Quarter	88,037	36,000	11,323	0.63	0.62
4th Quarter	87,932	35,139	10,330	0.58	0.57
2005
1st Quarter	$85,823	$33,518	$10,075	$0.50	$0.50
2nd Quarter	82,908	33,808	11,929	0.60	0.60
3rd Quarter	91,302	34,858	11,972	0.62	0.62
4th Quarter	87,990	33,249	9,961	0.53	0.53

(a)           The quarterly amounts may not add to the full year amount due to rounding.

Report of Independent Registered Public Accounting Firm

The Board of Driectors and
Stockholders of IHOP Corp.:

We have audited the accompanying consolidated balance sheets of IHOP Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHOP Corp. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 2, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IHOP Corp’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of IHOP Corp. and subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that IHOP Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IHOP Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that IHOP Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, IHOP Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IHOP Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 27, 2007

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

Information appearing under the captions “Information Concerning Nominees and Members of the Board of Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Securities Exchange Act” contained in the 2007 Proxy Statement is incorporated herein by reference.

The information regarding the Registrant’s audit committee financial experts set forth in the sections entitled “Board Committees and their Functions” and “Report of the Audit Committee” contained in the 2007 Proxy Statement is incorporated herein by reference.

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

In accordance with the requirements of Section 303A.12(a) of the NYSE’s listed company standards, on June 23, 2006, Julia A. Stewart, our Chairman and Chief Executive Officer, certified to the NYSE that she was unaware of any violation of the NYSE’s corporate governance listing standards. In addition, our CEO and CFO certify the accuracy of the financial statements contained in our periodic reports, and so certified in this Form 10-K through the filing of Section 302 certifications as exhibits to this Form 10-K.

Item 11.                 Executive Compensation.

Information appearing under the captions “Executive Compensation—Summary of Compensation,” “Executive Compensation—Stock Options and Stock Appreciation Rights,” “Executive Officers of the Company—Employment Agreements,” “Compensation Committee Interlocks—Insider Participation” and “Compensation Committee Report” contained in the 2007 Proxy Statement is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” contained in the 2007 Proxy Statement is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Information appearing under the caption “Certain Relationships and Related Transactions, and Director Independence” contained in the 2007 Proxy Statement is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services.

Information appearing under the caption “Independent Auditor Fees” contained in the 2007 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)(1)   Consolidated Financial Statements

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2006 and 2005.
Consolidated Statements of Income for each of the three years in the period ended December 31, 2006.
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2006.
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006.
Notes to the Consolidated Financial Statements.
Reports of Independent Registered Public Accounting Firm.

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

4.16

Fourth Addendum to loan agreement, dated as of February 10, 2006, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A. (Exhibit 4.16 to Registrant’s 2005 Form 10-K is incorporated herein by reference).

4.17

Third Amendment to Credit Agreement, dated as of September 29, 2006, by and between International House of Pancakes, Inc. and Wells Fargo Bank, National Association (Exhibit 10.1 to Registrant’s Form 8-K for September 29, 2006, is incorporated herein by reference).

*10.1	Employment Agreement between IHOP Corp. and Mark D. Weisberger (Exhibit 10.3 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
*10.2	Employment Agreement between IHOP Corp. and Richard C. Celio (Exhibit 10.4 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
*10.3	Employment Agreement between IHOP Corp. and Tom Conforti dated March 25, 2003 (Exhibit 10.5 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
*10.4	Employment Agreement between IHOP Corp. and Julia A. Stewart (Exhibit 10.10 to Registrant’s 2001 Form 10-K is incorporated herein by reference).
*10.5	Employment Agreement between IHOP Corp. and Dennis R. Farrow (Registrant’s Form 8-K dated July 10, 2006 is incorporated herein by reference).
*10.6	Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc. (Exhibit 10.8 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
*10.7	International House of Pancakes Employee Stock Ownership Plan as Amended and Restated as of January 1, 2001 (Exhibit 10.12 to Registrant’s 2001 Form 10- K is incorporated herein by reference).
*10.8	Third Amendment to the International House of Pancakes Employee Stock Ownership Plan, dated as of December 30, 2002 (Exhibit 10.10 to Registrant’s 2002 Form 10-K is incorporated herein by reference).
*10.9

IHOP Corp. 1994 Stock Option Plan for Non-Employee Directors as Amended and Restated February 23, 1999 (Annex “A” to Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on Tuesday, May 11, 1999 is incorporated herein by reference).

*10.10	IHOP Corp. 2001 Stock Incentive Plan (the “2001 Plan”) (Appendix “B” to Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on May 15, 2001 is incorporated herein by reference).
*10.11	International House of Pancakes 401(k) Plan (Exhibit 10.15 to Registrant’s 2001 Form 10-K is incorporated herein by reference).
*10.12	IHOP Corp. Executive Incentive Plan effective January 1, 2005 (Exhibit 10.12 to Registrant’s 2004 Form 10-K in incorporated herein by reference).
*10.13	IHOP Corp. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement (Exhibit 10.15 to Registrant’s 2003 Form 10-K is incorporated herein by reference).
*10.14

IHOP Corp. 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”) (Appendix “A” to Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on May 24, 2005 is incorporated herein by reference).

*10.15

IHOP Corp. 2001 Stock Incentive Plan as Amended and Restated March 1, 2004 (Appendix “B” to Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on Tuesday, May 24, 2005 is incorporated herein by reference).

11.0	Statement Regarding Computation of Per Share Earnings.
14.0	IHOP Corp. Code of Ethics for Chief Executive and Senior Financial Officers (Exhibit 14.0 to Registrant’s 2004 Form 10-K is incorporated herein by reference).

21.1	Subsidiaries of IHOP Corp.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2007.

IHOP CORP.
By:	/s/ JULIA A. STEWART
Julia A. Stewart
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 1st day of March 2007.

Name	Title
/s/ JULIA A. STEWART	Chairman and Chief Executive Officer
Julia A. Stewart
/s/ THOMAS CONFORTI	Chief Financial Officer (Principal Financial Officer)
Thomas Conforti
/s/ A. ALLEN ARROYO	Controller and Assistant Treasurer (Principal
A. Allen Arroyo	Accounting Officer)
/s/ LARRY ALAN KAY	Director
Larry Alan Kay
/s/ H. FREDERICK CHRISTIE	Director
H. Frederick Christie
/s/ RICHARD J. DAHL	Director
Richard J. Dahl
/s/ FRANK EDELSTEIN	Director
Frank Edelstein
/s/ MICHAEL S. GORDON	Director
Michael S. Gordon
/s/ CAROLINE W. NAHAS	Director
Caroline W. Nahas
/s/ GILBERT T. RAY	Director
Gilbert T. Ray
/s/ PATRICK W. ROSE	Director
Patrick W. Rose