Form 10-Q
period 2007-03-31
IHOP CORP
filed 2007-05-09
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2007
Common Stock, $.01 par value	17,433,020

IHOP CORP. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements.

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$51,818	$19,516
Receivables, net	42,811	45,571
Reacquired franchises and equipment held for sale, net	445	—
Inventories	415	396
Prepaid expenses	5,704	7,493
Deferred income taxes	5,664	5,417
Total current assets	106,857	78,393
Long-term receivables	298,172	302,088
Property and equipment, net	305,637	309,737
Excess of costs over net assets acquired	10,767	10,767
Other assets	80,096	67,885
Total assets	$801,529	$768,870
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$19,738
Accounts payable	14,694	14,689
Accrued employee compensation and benefits	8,546	13,359
Other accrued expenses	13,241	11,317
Capital lease obligations	5,197	5,002
Total current liabilities	41,678	64,105
Long-term debt, less current maturities	175,000	94,468
Deferred income taxes	75,269	76,017
Capital lease obligations	168,633	170,412
Other liabilities	75,564	74,655
Commitments and contingencies
Stockholders’ equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; March 31, 2007: 23,035,223 shares issued and 17,457,970 shares outstanding; December 31, 2006: 22,818,007 shares issued and 17,873,548 shares outstanding	228	227
Additional paid-in capital	138,029	131,748
Retained earnings	365,335	358,975
Accumulated other comprehensive loss	—	(133)
Treasury stock, at cost (5,577,253 shares and 4,944,459 shares at March 31, 2007 and December 31, 2006, respectively)	(238,207)	(201,604)
Total stockholders’ equity	265,385	289,213
Total liabilities and stockholders’ equity	$801,529	$768,870

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues
Franchise revenues	$47,050	$45,255
Rental income	33,010	33,350
Company restaurant sales	3,984	3,372
Financing revenues	6,080	6,540
Total revenues	90,124	88,517
Costs and Expenses
Franchise expenses	21,221	20,498
Rental expenses	24,581	24,648
Company restaurant expenses	4,558	3,756
Financing expenses	2,382	3,040
General and administrative expenses	16,121	15,090
Other expense, net	1,109	1,172
Early debt extinguishment costs	2,223	—
Total costs and expenses	72,195	68,204
Income before provision for income taxes	17,929	20,313
Provision for income taxes	6,616	7,719
Net Income	$11,313	$12,594
Net Income Per Share
Basic	$0.63	$0.68
Diluted	$0.63	$0.68
Weighted Average Shares Outstanding
Basic	17,842	18,421
Diluted	18,046	18,650
Dividends Declared Per Share	$0.25	$0.25
Dividends Paid Per Share	$0.25	$0.25

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$11,313	$12,594
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	5,180	5,025
Debt extinguishment and other costs	2,223	—
Deferred income taxes	(995)	(1,905)
Stock-based compensation expense	1,065	809
Excess tax benefit from stock-based compensation	(1,498)	(269)
Changes in operating assets and liabilities
Receivables	2,637	725
Inventories	(19)	(159)
Prepaid expenses	1,789	1,441
Accounts payable	5	6,415
Accrued employee compensation and benefits	(4,813)	(3,397)
Other accrued expenses	(1,713)	798
Other	643	(575)
Cash flows provided by operating activities	15,817	21,502
Cash flows from investing activities
Additions to property and equipment	(784)	(241)
Additions to long-term receivables	(659)	(144)
Principal receipts from notes and equipment contracts receivable	3,934	4,242
Additions to reacquired franchises held for sale	(429)	(239)
Property insurance proceeds	(26)	2,226
Cash flows provided by investing activities	2,036	5,844
Cash flows from financing activities
Proceeds from issuance of long-term debt, including revolving line of credit	190,000	—
Repayment of long-term debt	(129,206)	(514)
Deferred debt issuance costs	(13,335)	—
Prepayment penalties on early debt extinguishment	(1,219)	—
Principal payments on capital lease obligations	(1,583)	(1,046)
Dividends paid	(4,464)	(4,603)
Purchase of treasury stock	(30,961)	(10,628)
Proceeds from stock options exercised	3,719	984
Excess tax benefit from stock-based compensation	1,498	269
Cash flows provided by (used in) financing activities	14,449	(15,538)
Net change in cash and cash equivalents	32,302	11,808
Cash and cash equivalents at beginning of period	19,516	23,111
Cash and cash equivalents at end of period	$51,818	$34,919
Supplemental disclosures
Interest paid	$7,637	$5,940
Income taxes paid	2,660	732

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General:   The accompanying unaudited consolidated financial statements of IHOP Corp. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.   Presentation:   The Company’s fiscal quarter ends on the Sunday closest to the last day of each quarter. For convenience, we report all fiscal quarter endings on March 31, June 30, September 30 and December 31.

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

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchise-operated restaurants. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor and benefits, utilities, rent and other restaurant operating costs.

Financing operations revenue consists of the portion of franchise fees not allocated to the Company’s intellectual property and sales of equipment as well as interest income from the financing of franchise fees and equipment leases. Financing operations expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Information on segments and a reconciliation to income before income taxes are as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Three Months Ended March 31, 2007
Revenues from external customers	$47,050	$33,010	$3,984	$6,080	$—	$90,124
Intercompany real estate charges	—	3,424	141	—	(3,565)	—
Depreciation and amortization	—	2,848	201	—	2,131	5,180
Interest expense	—	5,317	113	1,915	—	7,345
Provision for income taxes	—	—	—	—	6,616	6,616
Income (loss) before provision for income taxes	25,829	8,429	(574)	3,698	(19,453)	17,929
Total assets	31,203	255,697	8,513	195,768	310,348	801,529
Three Months Ended March 31, 2006
Revenues from external customers	$45,255	$33,350	$3,372	$6,540	$—	$88,517
Intercompany real estate charges	—	5,137	43	—	(5,180)	—
Depreciation and amortization	—	1,594	89	—	3,342	5,025
Interest expense	—	5,415	74	2,000	—	7,489
Provision for income taxes	—	—	—	—	7,719	7,719
Income (loss) before provision for income taxes	24,757	8,702	(384)	3,500	(16,262)	20,313
Total assets	26,670	253,169	6,919	211,299	276,933	774,990

4.   New Accounting Pronouncements:   In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS No. 157 may require companies to provide additional disclosures based on that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption of SFAS No. 157 may have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. We are currently evaluating the impact of SAB 108 on our consolidated financial statements.

5.   Income Taxes:   The Company or one of its subsidiaries files income tax returns in the federal jurisdiction, Canada and various state jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-U.S. income tax examinations by tax authorities for years before 2002 for federal and 2000 for other jurisdictions. In November 2006, the Company reached a settlement with respect to the Internal Revenue Service (“IRS”) examination of the Company’s federal income tax returns for the years 2000 through 2003. The settlement requires the Company to accelerate the recognition of income related to the reporting of initial franchise fees to the years under examination. As a result of the settlement, the Company recognized additional taxable income of $21.9 million in total for the tax years 2000 through 2003 and paid additional tax and interest of $11.0 million. As provided in the settlement, the Company is entitled to deduct the reversal of the $21.9 million in the tax years 2004 through 2008 at a rate of $4.4 million per year.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately a $0.7 million increase in the liability for unrecognized tax benefits, excluding related income tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

The total unrecognized tax benefit as of December 31, 2006 was $4.4 million, excluding interest, penalties and related income tax benefits. The $4.4 million would be included in the effective tax rate if recognized. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. As of December 31, 2006, the accrued interest and penalties were $1.0 million and $0.1 million, respectively, excluding any related income tax benefits.

As a result of the lapse of the applicable statute of limitations during the year ended December 31, 2007, uncertainty related to the recognition of certain income may be eliminated, resulting in the recognition of $1.9 million of tax benefits, net of related income tax benefits.

6.   Securitized Debt:   Securitization Transaction.   On March 16, 2007, IHOP Franchising, LLC and its wholly owned subsidiary, IHOP IP, LLC (collectively, the “Co-Issuers”), issued $175 million of Series 2007-1 Fixed Rate Notes (the “Fixed Rate Notes”) and completed a securitized financing facility providing for the issuance of up to $25 million of 2007-2 Variable Funding Notes (the “Variable Funding Notes” and together with the Fixed Rate Notes, the “Notes”). The Notes are the first issuances under a program that will allow the Co-Issuers to make additional borrowings through the sale of new series of notes from time to time.

The Fixed Rate Notes and the Variable Funding Notes were issued under a Base Indenture dated March 16, 2007 (the “Base Indenture”) and related Series Supplements, each dated March 16, 2007 (together with the Base Indenture, the “Indenture”) among the Co-Issuers and Wells Fargo Bank, National Association, as the Indenture Trustee. The Notes are secured under the Indenture by various types of collateral as described herein. The Notes were issued in private transactions.

Fixed Rate Notes.   The Fixed Rate Notes have a stated fixed interest rate of 5.144% per annum, an anticipated repayment date on the payment date in March 2012, and a legal final payment date on the payment date in March 2037. The effective interest rate on the Fixed Rate Notes is anticipated to be 7.218%, after taking account of the premium on the Insurance Policy (described below under “Third Party Credit Enhancement”) and the amortization of certain transaction related expenditures. The anticipated repayment date of the Fixed Rate Notes may be extended for two successive one-year periods at the election of the Co-Issuers subject to satisfaction of certain conditions as specified in the Indenture. The interest rate on the Fixed Rate Notes would increase by 0.25% during any such extension period.

Variable Funding Notes.   The Variable Funding Notes allow for drawings on a revolving basis and have been issued pursuant to the Series 2007-2 Note Purchase Agreement, dated March 16, 2007 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, International House of Pancakes, Inc. (“IHOP Inc.”), as Servicer, Wells Fargo Bank, National Association, as Indenture Trustee and Administrative Agent, and certain investors and financial institutions. The Variable Funding Notes will be governed by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Indenture. Interest on the Variable Funding Notes will generally be payable (a) in the event that commercial paper is issued to fund the Variable Funding Notes, at the rate, which is the per annum rate equivalent to the weighted average of the per annum rate payable by the commercial paper conduit in respect of promissory notes issued by the commercial paper conduit to fund the Variable Funding Notes, and (b) in the event that other means are used to fund the Variable Funding Notes, at per annum rates equal to (i) a base rate of either the prime rate or the Federal funds rate, plus 0.40%, or (ii) a Eurodollar rate to be determined by reference to the British Banker’s Association Interest Settlement Rates for deposits in dollars for the applicable period. While no drawing was made on the Variable Funding Notes at closing, it is expected that amounts will be drawn under the Variable Funding Notes from time to time as needed by the Co-Issuers in connection with the operation of the IHOP franchising business. There is a commitment fee on the unused portion of the Variable Funding Notes of 0.15% per annum.

New Subsidiaries.   The Co-Issuers are newly created indirect subsidiaries of IHOP Corp. that hold substantially all of the franchising assets used in the operation of the IHOP restaurant franchising business. In connection with the securitization transaction, two other limited liability companies, IHOP Property Leasing, LLC and IHOP Real Estate, LLC, were formed as subsidiaries of IHOP Franchising, LLC and an existing subsidiary, IHOP Properties, Inc. was transferred to IHOP Franchising, LLC and converted to a limited liability company. On and after the closing of the securitization transaction, these three subsidiaries (the “Real Estate Subsidiaries”) own the real property assets related to the IHOP franchising business, including the fee and leasehold interests on the real property on which many IHOP restaurants are located and the related leases and sub-leases, respectively, to franchisees.

Assets Transferred to Subsidiaries; Collateral for the Notes.   In connection with the securitization transaction, the franchise agreements, franchise notes, area license agreements (related to the United States and Mexico), product sales agreements, equipment leases and other assets related to the IHOP franchising business were transferred to IHOP Franchising, LLC, the intellectual property related to the IHOP franchise business, among other things, was transferred to IHOP IP, LLC, the fee interests in real property and related franchisee leases were transferred to IHOP Real Estate, LLC and certain of the leasehold interests related to the IHOP franchised restaurants and the related subleases to franchisees were transferred to IHOP Property Leasing, LLC. The remaining leasehold interests and franchisee subleases are owned by IHOP Properties, LLC. The Co-Issuers have pledged all of their assets to the Indenture Trustee as security for the Notes. Although the Notes are expected to be repaid solely from these subsidiaries’ assets, the Notes are solely obligations of the Co-Issuers and none of IHOP Corp., its direct or indirect subsidiaries, including the Real Estate Subsidiaries, guarantee or are in any way liable for the Co-Issuers’ obligations under the Indenture, the Notes or any other obligation in connection with the issuance of the Notes. IHOP Corp. has agreed, however, to guarantee the performance of the obligations of IHOP Inc., its wholly owned direct subsidiary, in connection with the servicing of the assets included as collateral for the Notes and certain indemnity obligations relating to the transfer of the collateral assets to the Co-Issuers and the Real Estate Subsidiaries.

Third Party Credit Enhancement.   The Notes are rated “Aaa,” and “AAA” by Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, respectively. Timely payment of interest (other than contingent interest) and the outstanding principal of the Notes are insured under a financial guaranty insurance policy issued by Financial Guaranty Insurance Company (“FGIC”), the obligations of which are rated “Aaa” and “AAA.”  The insurance policy has been issued under an Insurance and Indemnity Agreement among FGIC, IHOP Corp. and various IHOP Corp. subsidiaries.

Covenants/Restrictions.   The Notes are subject to a series of covenants and restrictions under the Indenture customary for transactions of this type, including those relating to (i) the maintenance of specified reserve accounts to be used to make required payments in respect of the Notes, (ii) certain debt service coverage ratios to be met, the failure of which may result in early amortization of the outstanding principal amounts due in respect of the Notes or removal of IHOP Inc., as servicer, among other things, (iii) optional prepayment subject to certain conditions, (iv) IHOP Corp.’s maintenance of more than 50% ownership interest in IHOP Inc. and a restriction on IHOP Corp.’s merger with unaffiliated entities, unless IHOP Corp. is the surviving entity or the surviving entity assumes all of IHOP Corp.’s obligations in connection with the securitization transaction and certain other conditions are satisfied, (v) limitations on indebtedness that may be incurred by IHOP Corp. on a consolidated basis, and (vi) recordkeeping, access to information and similar matters. The Notes are also subject to customary events of default, including events relating to non-payment of interest and principal due on or in respect of the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breach of representations and warranties, failure of security interest to be effective, a valid claim being made under the relevant insurance policy and the failure to meet the applicable debt service coverage ratio.

Use of Proceeds.   The net proceeds from the sale of the Fixed Rate Notes on March 16, 2007 was $171.7 million. Of this amount, $114.2 million was used to repay existing indebtedness of IHOP Corp; $2,408,000 was deposited into an interest reserve account for the Fixed Rate Notes; and $3,110,000 was deposited into a lease payment account for payment to third-party property lessors. IHOP Corp. intends to use the remaining proceeds primarily to pay the costs of the transaction and for share repurchases.

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

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

	Three Months Ended March 31,
	2007	2006
Restaurant Data
Effective restaurants(a)
Franchise	1,128	1,079
Company	11	7
Area license	160	155
Total	1,299	1,241
System-wide(b)
Sales percentage change(c)	5.3%	9.4%
Same-store sales percentage change(d)	0.5%	5.1%
Franchise(b)
Sales percentage change(c)	5.2%	10.0%
Same-store sales percentage change(d)	0.6%	5.2%
Company
Sales percentage change(c)	18.1%	(15.4)%
Same-store sales percentage change(d)	(9.5)%	N/A
Area License(b)
Sales percentage change(c)	5.0%	6.1%

(a)           “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)           “System-wide sales” are retail sales at IHOP restaurants operated by franchisees, area licensees and the Company, as reported to the Company. Franchise restaurant sales were $504.2 million for the first quarter ended March 31, 2007, and sales at area license restaurants were $55.5 million for the first quarter ended March 31, 2007. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

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

The following table summarizes our restaurant development and franchising activity:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Restaurant Development Activity
Beginning of period	1,302	1,242
New openings
Company-developed	—	—
Franchisee-developed	6	7
International franchisee-developed	2	—
Area license	—	3
Total new openings	8	10
Closings
Company and franchise	(4)	—
Area license	—	—
End of period	1,306	1,252
Summary-end of period
Franchise	1,133	1,090
Company	13	6
Area license	160	156
Total	1,306	1,252
Restaurant Franchising Activity
Company-developed	—	—
Franchisee-developed	6	7
International franchisee-developed	2	—
Rehabilitated and refranchised	2	3
Total restaurants franchised	10	10
Reacquired by the Company	(6)	(2)
Closed	(3)	—
Net addition	1	8

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

With respect to restaurants developed, the Company receives continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant’s sales; (2) revenue from the sale of certain proprietary products, primarily pancake mixes; (3) local and national advertising fees totaling approximately 3% of the restaurant’s sales, which is allocated between local and national advertising based on agreements with franchisees.

The following table represents our development commitments including options as of March 31, 2007:

	Number of Signed	Scheduled Opening of Restaurants
	Agreements	Remainder of			2010 and
	at 3/31/07	2007	2008	2009	thereafter	Total
Single-store development agreements	8	5	3	—	—	8
Multi-store development agreements	78	49	70	60	213	392
International territorial agreements	3	2	2	3	17	24
	89	56	75	63	230	424

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

Comparison of the Quarter Ended March 31, 2007 to the Quarter Ended March 31, 2006

Overview

Our results for the first quarter of 2007 were impacted by early debt extinguishment costs in the first quarter of 2007, as well as an increase in general and administrative expenses in the first quarter of 2007 compared to the first quarter of 2006. This was partially offset by an increase in franchise operations profit, due to higher revenues associated with franchise restaurant retail sales. A comparison of our financial results for the first quarter of 2007 to those in 2006 included:

•                    A decrease in net income of $1.3 million or 10.2%;

•                    Early debt extinguishment costs in the amount of $2.2 million related to the Company’s securitized refinancing completed in March 2007;

•                    An increase in general and administrative expense of $1.0 million or 6.8%;

•                    An increase in franchise operations profit of $1.1 million or 4.3%;

•                    A decrease in diluted weighted average shares outstanding of 3.2%; and

•                    An decrease in net income per diluted share of $0.05 or 7.4%.

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

•                    Franchise retail sales; and

•                    Number of restaurants franchised.

Franchise operations profit, which is franchise revenues less franchise expenses, increased by $1.1 million or 4.3% in the first quarter of 2007 compared to the same period in 2006. The 4.3% increase in franchise operations profit was due to the changes in franchise revenues and expenses discussed below.

Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

Franchise revenues grew by $1.8 million or 4.0% in the first quarter of 2007 compared to the same period in 2006. Franchise revenues grew primarily due to a 5.2% increase in franchise restaurant retail sales. The 5.2% increase in franchise restaurant retail sales was primarily attributable to the following:

•                    Effective franchise restaurants increased by 4.5%; and

•                    Same-store sales for franchise restaurants increased by 0.6%.

“Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Effective franchise restaurants increased by 49 or 4.5% due to new restaurant openings in 2007 and the annualized effect of new restaurant development in 2006.

Franchise expenses increased by $0.7 million or 3.5% in the first quarter of 2007 compared to the same period in 2006. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales. The increase in franchise expenses was primarily a result of the 5.2% increase in franchise restaurant retail sales, increasing advertising costs and the cost of proprietary products. Partially offsetting this increase, franchise expenses in the first quarter of 2007 compared to the first quarter of 2006 benefited from a reduction in the amount of financial relief granted to franchisees.

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

Rental operations profit, which is rental income less rental expenses, decreased by $0.3 million or 3.1% in the first quarter of 2007 compared to the same period in 2006. The primary reason for the decrease in rental operations profit in the first quarter of 2007 was the write-off of deferred rent resulting from terminated subleases on restaurants reacquired. Deferred rent on operating subleases is the difference between straight-line rent and the actual amount received. As a result of restaurants reacquired in 2007, deferred rent in the amount of $0.3 million was written off in the first quarter of 2007 compared to $0.2 million in the same period in 2006.

Company Restaurant Operations

Company restaurant operations is comprised of our dedicated research and development company-operations market in Cincinnati, Ohio. In addition, from time to time, restaurants developed by the Company under the Old Business Model are returned by franchisees to the Company and operated by the Company.

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

Company restaurant operations loss, which is company restaurant sales less company restaurant expenses, was $0.6 million in the first quarter of 2007 or 49.5% more than the loss of $0.4 million in the first quarter of 2006. Company restaurant operations loss in the first quarter of 2007 was due primarily to lower levels of sales at some recently opened locations in our Cincinnati market. At the end of the first quarter of 2007, we operated 13 restaurants, ten of which are located in our dedicated Company market of Cincinnati, Ohio.

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

Financing operations profit, which is financing revenues less financing expenses, increased by $0.2 million or 5.7% in the first quarter of 2007 compared to the same period in 2006. The 5.7% increase in financing operations profit was primarily due to the changes in financing revenues and expenses discussed below. In addition, the first quarter of 2007 included the refranchising of two restaurants in Beaumont, Texas for a gain of $0.7 million.

Financing revenues decreased by $0.5 million or 7.0% in the first quarter of 2007 compared to the same period in the prior year. The decrease in revenues was primarily a result of the decrease in franchise and equipment note interest due to the expected reduction in franchise fee note balances.

Financing expenses decreased by $0.7 million or 21.6% in the first quarter of 2007 compared to the same period in 2006. This is primarily due to a decrease in franchise and equipment costs associated with the decreased number of company-developed and rehabilitated and refranchised restaurants. In the first quarter of 2007, the Company had $0.5 million in expenses associated with two refranchised restaurants, located in Beaumont, Texas, compared to $1.0 million in expenses associated with three refranchised restaurants in the first quarter of 2006.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million or 6.8% in the first quarter of 2007 compared to the same period in the prior year. The increase in general and administrative expenses was primarily due to increases in salaries and wages in the amount of $0.7 million in the first quarter of 2007 compared to the same period in the prior year. In addition, general and administrative expenses were impacted by increased expenses related to our Performance Share Plans for executive management in the amount of $0.4 million in the first quarter of 2007 compared to the prior year.

Early Debt Extinguishment Costs

Early debt extinguishment costs in the amount of $2.2 million in the first quarter of 2007 resulted from  early debt retirement through funds generated from a securitization transaction. These costs include $1.2 million for prepayment penalties as a result of paying off pre-existing debt, and $1.0 million related to the write-off of deferred financing costs.

Provision for Income Taxes

Our effective tax rate for the first quarter of 2007 was 36.9% compared to 38.0% for the first quarter of 2006. The decrease in our effective tax rate was primarily due to the effect of filing amended federal and New Jersey income tax returns to recover taxes previously paid.

Liquidity and Capital Resources

Our cash from operations and principal receipts from notes and equipment contracts receivable are the sources of cash that allow us to pursue our capital investment strategies and return cash to our stockholders. An additional source of cash in the first quarter of 2007 was the proceeds from the securitization transaction which was completed on March 16, 2007. Over the last several years we have utilized our excess cash flow to:

•                    Repurchase our common stock in order to return excess capital to our stockholders and provide further capital return to our stockholders through dividends, which we began paying in 2003;

•                    Invest in information technology which includes supporting point-of-sales systems in our franchise restaurants and improving franchise support at the Restaurant Support Center; and

•                    Invest in new assets related to the development of our company operations market in Cincinnati, Ohio for the purposed of developing operations initiatives, product testing and training programs.

At present, it is the Company’s intention to continue to utilize excess cash flow for these and other corporate purposes.

Sources and Uses of Cash

Our primary sources of liquidity are cash provided by operating activities and principal receipts from notes and equipment contracts receivable from our franchisees. Principal uses of cash are common stock repurchases, payments of dividends, capital investment and payments on debt.

Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees. Franchise revenues primarily are royalties, advertising fees and sales of proprietary products which fluctuate with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP restaurants by our franchisees and by fluctuations in same-store sales.

Cash provided by operating activities decreased to $15.8 million in the first quarter of 2007 from $21.5 million in the same period in 2006. The decrease was due primarily due to a decrease in accounts payable as a result of the timing of tax payments in the first quarter of 2007.

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

Share Repurchases and Dividends

On August 21, 2006, our Board of Directors approved a 2.0 million share increase in the Company’s ongoing share repurchase authorization. Based on this and previous share repurchase authorizations, the Company repurchased 659,359 shares of common stock for $37.6 million in the first quarter of 2007 under our stock repurchase program. As of March 31, 2007, 1.5 million shares remained available for repurchase from the Company’s total share repurchase authorization. Since 2003, the Company has bought back 5.7 million shares for a total of $240.6 million.

The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. On April 5, 2007, the Company declared a quarterly cash dividend of $0.25 per common share, payable on May 22, 2007, to stockholders of record as of May 1, 2007. Future dividends will be declared at the discretion of the Board of Directors.

Capital Investment

Capital expenditures were increased to $0.8 million in the first quarter of 2007 from $0.2 million in the first quarter of 2006. The increase in capital expenditures primarily reflects an increased investment in information technology initiatives, including our disaster recovery program.

Debt Instruments and Related Covenants

On March 16, 2007, the Company refinanced all existing bank indebtedness through a securitization transaction consisting of $175 million of Series 2007-1 Fixed Rate Notes and a securitized financing facility providing for the issuance of up to $25 million of 2007-2 Variable Funding Notes. Please refer to Note 6 in the Notes to the Consolidated Financial Statements for further discussion of the details of this transaction.

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

In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for the Company beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact on the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

Leases

Of the 1,133 franchisee-operated restaurants, 61 were located on sites owned by us, 719 were located on sites leased by us from third parties and 353 were located on sites owned or leased by franchisees. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. We recognize rent expense for our operating leases, which have escalating rentals over the term of the lease, on the straight-line basis over the initial term. In addition, the lease term is deemed to commence when we take physical possession of the leased property. Prior to January 2006, we capitalized rent expense through the construction period and reported the related asset in property and equipment. Capitalized rent was amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Beginning in January 2006, we expense rent on a straight-line basis from possession date through restaurant open date as an operating expense, in accordance with FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period”. We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of our leases as either operating or capital. Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they accrue.

Certain of our lease agreements contain tenant improvement allowances. For purposes of recognizing incentives, we amortize the incentives over the shorter of the estimated useful life or lease term. For tenant improvement allowances, we also record a deferred rent liability or an obligation in our non-current liabilities on the consolidated balance sheets.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by a Black Scholes Merton option pricing model (the “Black Scholes model”) and is recognized as expense ratably over the requisite service period. The Black Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

New Accounting Pronouncements

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. We are currently evaluating the impact of SAB 108 on our consolidated financial statements.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2006.

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

Item 1A.                Risk Factors.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(a)—(b)        Not applicable

(c)          The following table provides information relating to the Company’s repurchases of stock for the three months ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2007—January 31, 2007	—	$—	—	2,208,424
February 1, 2007—February 28, 2007	—	$—	—	2,208,424
March 1, 2007—March 31, 2007	659,359	$56.98	659,359	1,549,065
Total	659,359	$56.98	659,359	1,549,065

(1)          Total number of shares repurchased through March 31, 2007 under the stock repurchase plan announced in January 2003 is 5,650,935. This includes 4,991,576 shares repurchased in 2003, 2004, 2005 and 2006.

(2)          The above mentioned stock repurchase plan provided for the repurchase of up to 7.2 million shares, which includes a 2.0 million share increase authorized by our Board of Directors on August 21, 2006.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

3.1	Restated Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.’s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to IHOP Corp.’s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).

3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.’s Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
4.1	Base Indenture, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC and Wells Fargo Bank, National Association.
4.2

Servicing Agreement, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, IHOP Property Leasing, LLC, IHOP Properties, LLC, IHOP Real Estate, LLC, International House of Pancakes, Inc. and Wells Fargo Bank, National Association, as Indenture Trustee.

4.3	Parent Asset Sale Agreement, dated as of March 16, 2007, by IHOP Holdings, LLC, as Purchaser, and International House of Pancakes, Inc. as Seller.
4.4	Guaranty, dated as of March 16, 2007, by IHOP Corp., in favor of IHOP Holdings, LLC.
4.5	Series 2007-1 Fixed Rate Term Notes Purchase Agreement, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, IHOP Corp, and Goldman and Sachs & Co.
4.6

Series Supplement for the Series 2007-1 Fixed Rate Term Notes, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, Wells Fargo Bank, National Association and Financial Guaranty Insurance Company.

4.7

Series Supplement for the Series 2007-2 Variable Funding Notes, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, Wells Fargo Bank, National Association and Financial Guaranty Insurance Company.

4.8

Variable Funding Note Purchase Agreement, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, International House of Pancakes, Inc., Wells Fargo, National Association, as Indenture Trustee, certain conduit investors, as Conduit Investors, certain financial institutions, as Committed Note Purchaser, certain Funding Agents and Wells Fargo Bank, National Association, as Administrative Agent.

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

IHOP CORP.
(Registrant)

May 9, 2007	BY:	/s/ JULIA A. STEWART
(Date)		Chairman and Chief Executive Officer
(Principal Executive Officer)

May 9, 2007		/s/ THOMAS CONFORTI
(Date)		Chief Financial Officer
(Principal Financial Officer)