Form 10-Q
period 2007-06-30
IHOP CORP
filed 2007-08-09
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2007
Common Stock, $.01 par value	16,910,163

IHOP CORP. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.                        Financial Statements

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$32,561	$19,516
Receivables, net	42,530	45,571
Reacquired franchises and equipment held for sale, net	428	—
Inventories	302	396
Prepaid expenses	10,096	7,493
Deferred income taxes	5,643	5,417
Total current assets	91,560	78,393
Long-term receivables	293,893	302,088
Property and equipment, net	300,588	309,737
Excess of costs over net assets acquired	10,767	10,767
Other assets	82,750	67,885
Total assets	$779,558	$768,870
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$18,000	$19,738
Accounts payable	7,703	14,689
Accrued employee compensation and benefits	9,444	13,359
Other accrued expenses	5,985	11,317
Capital lease obligations	5,377	5,002
Total current liabilities	46,509	64,105
Long-term debt, less current maturities	175,000	94,468
Deferred income taxes	73,490	76,017
Capital lease obligations	167,228	170,412
Other liabilities	76,943	74,655
Commitments and contingencies
Stockholders’ equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; June 30, 2007: 23,113,424 shares issued and 16,859,229 shares outstanding; December 31, 2006: 22,818,007 shares issued and 17,873,548 shares outstanding	229	227
Additional paid-in capital	142,704	131,748
Retained earnings	375,109	358,975
Accumulated other comprehensive loss	—	(133)
Treasury stock, at cost (6,254,195 shares and 4,944,459 shares at June 30, 2007 and December 31, 2006, respectively)	(277,654)	(201,604)
Total stockholders’ equity	240,388	289,213
Total liabilities and stockholders’ equity	$779,558	$768,870

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Franchise revenues	$46,934	$42,490	$93,984	$87,745
Rental income	33,058	32,254	66,068	65,604
Company restaurant sales	4,625	2,785	8,609	6,157
Financing revenues	4,870	7,545	10,950	14,085
Total revenues	89,487	85,074	179,611	173,591
Costs and Expenses
Franchise expenses	21,369	19,226	42,590	39,724
Rental expenses	24,594	24,507	49,175	49,155
Company restaurant expenses	5,317	3,131	9,875	6,887
Financing expenses	2,569	4,829	4,951	7,869
General and administrative expenses	14,103	15,188	30,224	30,278
Other expense, net	1,376	979	2,485	2,151
Early debt extinguishment costs	—	—	2,223	—
Total costs and expenses	69,328	67,860	141,523	136,064
Income before provision for income taxes	20,159	17,214	38,088	37,527
Provision for income taxes	6,029	6,908	12,645	14,627
Net Income	$14,130	$10,306	$25,443	$22,900
Net Income Per Share
Basic	$0.82	$0.57	$1.45	$1.25
Diluted	$0.82	$0.56	$1.44	$1.24
Weighted Average Shares Outstanding
Basic	17,156	18,159	17,500	18,290
Diluted	17,328	18,369	17,688	18,509
Dividends Declared Per Share	$0.25	$0.25	$0.50	$0.50
Dividends Paid Per Share	$0.25	$0.25	$0.50	$0.50

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$25,443	$22,900
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	10,830	9,988
Debt extinguishment and other costs	2,223	—
Deferred income taxes	(2,753)	(6,893)
Stock-based compensation expense	2,245	1,859
Excess tax benefit from stock-based compensation	(2,343)	(395)
Gain on sale of land	(98)	—
Changes in operating assets and liabilities
Receivables	2,595	2,758
Inventories	94	12
Prepaid expenses	(2,603)	114
Accounts payable	(6,986)	2,030
Accrued employee compensation and benefits	(3,915)	(1,642)
Other accrued expenses	(2,243)	1,316
Other	1,090	(1,655)
Cash flows provided by operating activities	23,579	30,392
Cash flows from investing activities
Additions to property and equipment	(1,449)	(3,857)
Additions and reductions to long-term receivables	(893)	168
Principal receipts from notes and equipment contracts receivable	8,283	9,197
Additions to reacquired franchises held for sale	(429)	(581)
Property insurance proceeds, net	(173)	2,234
Proceeds from sale of land	795	—
Cash flows provided by investing activities	6,134	7,161
Cash flows from financing activities
Proceeds from issuance of long-term debt, including revolving line of credit	208,000	—
Repayment of long-term debt	(129,206)	(1,035)
Payment of debt issuance costs	(14,307)	—
Prepayment penalties on early debt extinguishment	(1,219)	—
Principal payments on capital lease obligations	(2,809)	(2,155)
Dividends paid	(8,820)	(9,182)
Purchase of treasury stock	(77,020)	(29,580)
Proceeds from stock options exercised	6,370	2,194
Excess tax benefit from stock-based compensation	2,343	395
Cash flows used in financing activities	(16,668)	(39,363)
Net change in cash and cash equivalents	13,045	(1,810)
Cash and cash equivalents at beginning of period	19,516	23,111
Cash and cash equivalents at end of period	$32,561	$21,301
Supplemental disclosures
Interest paid	$15,694	$14,849
Income taxes paid	17,513	16,396

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General:   The accompanying unaudited consolidated financial statements of IHOP Corp. (the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Information on segments and a reconciliation to income before income taxes are as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Three Months Ended June 30, 2007
Revenues from external customers	$46,934	$33,058	$4,625	$4,870	$—	$89,487
Depreciation and amortization	—	3,094	238	—	2,318	5,650
Interest expense	—	5,212	133	2,522	—	7,867
Provision for income taxes	—	—	—	—	6,029	6,029
Income (loss) before provision for income taxes	25,565	8,464	(692)	2,301	(15,479)	20,159
Three Months Ended June 30, 2006
Revenues from external customers	$42,490	$32,254	$2,785	$7,545	$—	$85,074
Intercompany real estate charges	—	5,125	56	—	(5,181)	—
Depreciation and amortization	—	1,581	74	—	3,308	4,963
Interest expense	—	5,337	71	1,985	—	7,393
Provision for income taxes	—	—	—	—	6,908	6,908
Income (loss) before provision for income taxes	23,264	7,747	(346)	2,716	(16,167)	17,214
Six Months Ended June 30, 2007
Revenues from external customers	$93,984	$66,068	$8,609	$10,950	$—	$179,611
Intercompany real estate charges	—	3,424	141	—	(3,565)	—
Depreciation and amortization	—	5,942	439	—	4,449	10,830
Interest expense	—	10,529	246	4,437	—	15,212
Provision for income taxes	—	—	—	—	12,645	12,645
Income (loss) before provision for income taxes	51,394	16,893	(1,266)	5,999	(34,932)	38,088
Six Months Ended June 30, 2006
Revenues from external customers	$87,745	$65,604	$6,157	$14,085	$—	$173,591
Intercompany real estate charges	—	10,262	99	—	(10,361)	—
Depreciation and amortization	—	3,175	163	—	6,650	9,988
Interest expense	—	10,752	145	3,985	—	14,882
Provision for income taxes	—	—	—	—	14,627	14,627
Income (loss) before provision for income taxes	48,021	16,449	(730)	6,216	(32,429)	37,527

4.   Stock-Based Compensation:   From time to time, the Company grants stock options and restricted stock to officers, directors and employees of the Company under the 2001 Stock Incentive Plan (the “2001 Plan”) and the 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”). The stock options generally vest over a three year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the common stock on the New York Stock Exchange on the date of grant. Restricted stock provides for the issuance of a share of the Company’s common stock at no cost to the holder and generally vests over terms determined by the Compensation Committee of the Company’s Board of Directors. The restricted stock generally vests only if the employee is actively employed by the Company on the vesting date, and unvested restricted shares are forfeited upon termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company’s Board of Directors determines otherwise. When vested options and restricted stock are issued, the Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock. Stock-based compensation for the six months ended June 30, 2007 of $2.2 million has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

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

The estimated fair values of the options granted year to date 2007 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the 2007 Black-Scholes model:

Risk-free interest rate	4.63%
Weighted average volatility	21.0%
Dividend yield	1.82%
Expected years until exercise	5.0 years
Forfeitures	12.03%
Weighted average fair value of options granted	$12.27

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Restricted Stock:
Pre-tax compensation expense	$862	$566	$1,593	$810
Tax benefit	(258)	(227)	(529)	(316)
Restricted stock expense, net of tax	$604	$339	$1,064	$494
Stock Options:
Pre-tax compensation expense	$319	$484	$653	$1,049
Tax benefit	(95)	(194)	(217)	(409)
Stock option expense, net of tax	$224	$290	$436	$640
Total Stock-Based Compensation:
Pre-tax compensation expense	$1,181	$1,050	$2,246	$1,859
Tax benefit	(353)	(421)	(746)	(725)
Total Stock-Based compensation expense, net of tax	$828	$629	$1,500	$1,134

As of June 30, 2007, $8.7 million and $0.7 million (including forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of approximately 2.2 years for restricted stock and 0.8 years for stock options.

Option activity under the Company’s stock option plan as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	824,789	$34.71
Granted	5,300	55.02
Exercised	(216,667)	29.51
Forfeited	(5,316)	48.94
Outstanding at June 30, 2007	608,106	$36.62	6.15	$10,834,431
Vested and Expected to Vest at June 30, 2007	598,709	$36.44	0.12	$10,774,974
Exercisable at June 30, 2007	498,171	$34.36	5.79	$9,998,048

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock and the number of in-the-money options.

A summary of activity related to restricted stock for the quarter ended June 30, 2007 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	169,300	$50.32
Granted	89,400	55.16
Released	—	—
Forfeited	(6,200)	52.86
Nonvested at June 30, 2007	252,500	$51.97

5.   New Accounting Pronouncements:   In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS No. 157 may require companies to provide additional disclosures based on that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption of SFAS No. 157 may have on our consolidated financial statements.

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

6.   Income Taxes:   The Company or one of its subsidiaries files income tax returns in the federal jurisdiction, Canada and various state jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-U.S. income tax examinations by tax authorities for years before 2003 for federal and 2000 for other jurisdictions. In November 2006, the Company reached a settlement with respect to the Internal Revenue Service (“IRS”) examination of the Company’s federal income tax returns for the years 2000 through 2003. The settlement requires the Company to accelerate the recognition of income related to the reporting of initial franchise fees to the years under examination. As a result of the settlement, the Company recognized additional taxable income of $21.9 million in total for the tax years 2000 through 2003 and paid additional tax and interest of $11.0 million. As provided in the settlement, the Company is entitled to deduct the reversal of the $21.9 million in the tax years 2004 through 2008 at a rate of $4.4 million per year.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (Interpretation 48), on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately a $0.7 million increase in the liability for unrecognized tax benefits, excluding related income tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

The total unrecognized tax benefit as of December 31, 2006 was $4.4 million, excluding interest, penalties and related income tax benefits, including interest. The $4.4 million would be included in the effective tax rate if recognized. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. As of December 31, 2006, the accrued interest and penalties were $1.0 million and $0.1 million, respectively, excluding any related income tax benefits.

As a result of the lapse of the applicable statute of limitations during the quarter ended June 30, 2007, uncertainty related to the recognition of certain income was eliminated, resulting in a $2.0 million tax benefit. For the quarter ended June 30, 2007, the Company recognized approximately a $0.5 million increase in the liability for unrecognized tax benefits, excluding related income tax benefits, related to filing amended state tax returns and a state income tax audit. The remaining total unrecognized tax benefit as of June 30, 2007 was $3.4 million, excluding interest, penalties and related income tax benefits.

7.   Securitized Debt:   Securitization Transaction.   On March 16, 2007, IHOP Franchising, LLC and its wholly owned subsidiary, IHOP IP, LLC (collectively, the “Co-Issuers”), issued $175 million of Series 2007-1 Fixed Rate Notes (the “Fixed Rate Notes”) and completed a securitized financing facility providing for the issuance of up to $25 million of 2007-2 Variable Funding Notes (the “Variable Funding Notes” and together with the Fixed Rate Notes, the “Notes”). The Notes are the first issuances under a program that will allow the Co-Issuers to make additional borrowings through the sale of new series of notes from time to time.

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

Variable Funding Notes.   The Variable Funding Notes allow for drawings on a revolving basis and have been issued pursuant to the Series 2007-2 Note Purchase Agreement, dated March 16, 2007 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, International House of Pancakes, Inc. (“IHOP Inc.”), as Servicer, Wells Fargo Bank, National Association, as Indenture Trustee and Administrative Agent, and certain investors and financial institutions. The Variable Funding Notes will be governed by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Indenture. Interest on the Variable Funding Notes will generally be payable (a) in the event that commercial paper is issued to fund the Variable Funding Notes, at the rate, which is the per annum rate equivalent to the weighted average of the per annum rate payable by the commercial paper conduit in respect of promissory notes issued by the commercial paper conduit to fund the Variable Funding Notes, and (b) in the event that other means are used to fund the Variable Funding Notes, at per annum rates equal to (i) a base rate of either the prime rate or the Federal funds rate, plus 0.40%, or (ii) a Eurodollar rate to be determined by reference to the British Banker’s Association Interest Settlement Rates for deposits in dollars for the applicable period. While no drawing was made on the Variable Funding Notes at closing, it is expected that amounts will be drawn under the Variable Funding Notes from time to time as needed by the Co-Issuers in connection with the operation of the IHOP franchising business. Current borrowing against the Variable Funding Notes was $18.0 million, of which $8.0 million was paid back on July 20, 2007. There is a commitment fee on the unused portion of the Variable Funding Notes of 0.15% per annum.

New Subsidiaries.   The Co-Issuers are newly created indirect subsidiaries of the Company that hold substantially all of the franchising assets used in the operation of the IHOP restaurant franchising business. In connection with the securitization transaction, two other limited liability companies, IHOP Property Leasing, LLC and IHOP Real Estate, LLC, were formed as subsidiaries of IHOP Franchising, LLC and an existing subsidiary, IHOP Properties, Inc. was transferred to IHOP Franchising, LLC and converted to a limited liability company. On and after the closing of the securitization transaction, these three subsidiaries (the “Real Estate Subsidiaries”) own the real property assets related to the IHOP franchising business, including the fee and leasehold interests on the real property on which many IHOP restaurants are located and the related leases and sub-leases, respectively, to franchisees.

Assets Transferred to Subsidiaries; Collateral for the Notes.   In connection with the securitization transaction, the franchise agreements, franchise notes, area license agreements (related to the United States and Mexico), product sales agreements, equipment leases and other assets related to the IHOP franchising business were transferred to IHOP Franchising, LLC, the intellectual property related to the IHOP franchise business, among other things, was transferred to IHOP IP, LLC, the fee interests in real property and related franchisee leases were transferred to IHOP Real Estate, LLC and certain of the leasehold interests related to the IHOP franchised restaurants and the related subleases to franchisees were transferred to IHOP Property Leasing, LLC. The remaining leasehold interests and franchisee subleases are owned by IHOP Properties, LLC. The Co-Issuers have pledged all of their assets to the Indenture Trustee as security for the Notes. Although the Notes are expected to be repaid solely from these subsidiaries’ assets, the Notes are solely obligations of the Co-Issuers and none of the Company, its direct or indirect subsidiaries, including the Real Estate Subsidiaries, guarantee or are in any way liable for the Co-Issuers’ obligations under the Indenture, the Notes or any other obligation in connection with the issuance of the Notes. The Company has agreed, however, to guarantee the performance of the obligations of IHOP Inc., its wholly owned direct subsidiary, in connection with the servicing of the assets included as collateral for the Notes and certain indemnity obligations relating to the transfer of the collateral assets to the Co-Issuers and the Real Estate Subsidiaries.

Third Party Credit Enhancement.   The Notes are rated “Aaa,” and “AAA” by Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, respectively. Timely payment of interest (other than contingent interest) and the outstanding principal of the Notes are insured under a financial guaranty insurance policy issued by Financial Guaranty Insurance Company (“FGIC”), the obligations of which are rated “Aaa” and “AAA.” The insurance policy has been issued under an Insurance and Indemnity Agreement among FGIC, the Company and various subsidiaries of the Company.

Covenants/Restrictions.   The Notes are subject to a series of covenants and restrictions under the Indenture customary for transactions of this type, including those relating to (i) the maintenance of specified reserve accounts to be used to make required payments in respect of the Notes, (ii) certain debt service coverage ratios to be met, the failure of which may result in early amortization of the outstanding principal amounts due in respect of the Notes or removal of IHOP Inc., as servicer, among other things, (iii) optional prepayment subject to certain conditions, (iv) the Company’s maintenance of more than 50% ownership interest in IHOP Inc. and a restriction on the Company’s merger with unaffiliated entities, unless the Company is the surviving entity or the surviving entity assumes all of the Company’s obligations in connection with the securitization transaction and certain other conditions are satisfied, (v) limitations on indebtedness that may be incurred by the Company on a consolidated basis, and (vi) recordkeeping, access to information and similar matters. The Notes are also subject to customary events of default, including events relating to non-payment of interest and principal due on or in respect of the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breach of representations and warranties, failure of security interest to be effective, a valid claim being made under the relevant insurance policy and the failure to meet the applicable debt service coverage ratio.

Use of Proceeds.   The net proceeds from the sale of the Fixed Rate Notes on March 16, 2007 was $171.7 million. Of this amount, $114.2 million was used to repay existing indebtedness of the Company; $2,408,000 was deposited into an interest reserve account for the Fixed Rate Notes; and $3,110,000 was deposited into a lease payment account for payment to third-party property lessors. The Company used the remaining proceeds primarily to pay the costs of the transaction and for share repurchases. In the second quarter of 2007, a total of $18.0 million was drawn on the Variable Funding Notes for share repurchases, of which $8.0 million was paid back on July 20, 2007.

8.    Subsequent Event:   Acquisition.   The Company and its wholly owned subsidiary, CHLH Corp., a Delaware corporation (“Merger Sub,” and, together with the Company, the “Purchasers”), have entered into an Agreement and Plan of Merger, dated as of July 15, 2007 (the “Merger Agreement”), with Applebee’s International, Inc., a Delaware corporation (“Applebee’s”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into Applebee’s (the “Merger”), and Applebee’s will continue as the surviving corporation in the Merger and as a wholly owned subsidiary of the Company (the “Surviving Company”).

At the effective time of the Merger, each outstanding share of common stock of Applebee’s (the “Common Stock”) (other than treasury shares, shares held by the Company, Merger Sub or any subsidiary of Applebee’s, and shares with respect to which appraisal rights are perfected in accordance with Section 262 of the Delaware General Corporation Law (“Section 262”)), will be automatically converted into the right to receive $25.50 in cash, without interest (the “Merger Consideration”), representing a total transaction value of approximately $2.1 billion.

Shares with respect to which appraisal rights are perfected in accordance with Section 262 will not be converted into the Merger Consideration, and, instead, holders of such shares will be entitled to payment of the fair value of such shares in accordance with Section 262.

The Merger does not require the approval of the Company’s stockholders and is not conditioned on receipt of financing by the Company. However, the Merger is subject to customary closing conditions,

including the approval of Applebee’s stockholders and the receipt of required antitrust approvals or clearances.

The Purchasers and Applebee’s have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including Applebee’s covenant regarding operation of its business prior to the closing and Applebee’s covenant prohibiting Applebee’s, its subsidiaries and its representatives from soliciting, or providing confidential information or entering into discussions with respect to alternative transactions, except in limited circumstances relating to proposals that constitute, or are reasonably likely to lead to, a superior proposal.

The Merger Agreement provides that, upon termination under specified circumstances related to a competing acquisition proposal, Applebee’s would be required to pay a termination fee of $60 million to the Company.

The Company intends to finance the Merger with a combination of debt and equity financing. The debt financing is expected to be comprised of two separate securitization transactions consisting of an additional issuance of asset-backed notes under the existing IHOP securitization program and the issuance of asset-backed notes under a securitization program to be established for Applebee’s assets. The Company has secured a bridge facility commitment to fund the transaction pending the completion of both securitizations. If the asset-backed notes to be issued under both securitization programs have not been sold before the Merger, the Company may utilize up to $2.139 billion of bridge credit facilities (the “Bridge Facilities”) provided by Lehman Brothers Inc., Lehman Brothers Commercial Bank and Lehman Commercial Paper Inc. (collectively, “Lehman”). Pursuant to a commitment letter, dated July 15, 2007 (the “Commitment Letter”), with the Company and Merger Sub, Lehman has committed to provide the Bridge Facilities, consisting of (i) a first lien term loan of up to $1.85 billion, (ii) a first lien revolving credit facility of up to $100 million, and (iii) a second lien term loan of up to $189 million.

Lehman’s commitment is subject to the satisfaction of certain customary conditions, including the execution of satisfactory documentation, the consummation of the equity financing described below, its receipt of the Company’s and Applebee’s interim financial statements and other financial information, the satisfaction of the conditions in the Merger Agreement that are material to the interests of the lenders under the Bridge Facilities, the accuracy of certain specified representations and warranties, the granting of liens for the benefit of the lenders under the Bridge Facilities and the obtaining by the Company of waivers and amendments to the existing IHOP securitization program. The Commitment Letter terminates on the earlier to occur of (i) the consummation of the Merger without utilization of the Bridge Facilities, (ii) the termination of the Merger Agreement and (iii) April 15, 2008. Loans will bear interest at either LIBOR or the higher of (i) the Federal Funds rate, as published by the Federal Reserve Bank of New York, plus ½ of 1%, and (ii) the prime commercial lending rate, in each case, plus a certain margin. The Bridge Facilities will be secured by substantially all of Applebee’s assets and any assets not subject to the Company’s existing financing arrangements.

The equity financing consists of preferred stock to be sold to MSD SBI, L.P., an affiliate of MSD Capital, L.P. (“MSD”), and affiliates of Chilton Investment Company, LLC (collectively, “Chilton”). The Company has entered into a stock purchase agreement, dated as of July 15, 2007 (the “MSD Stock Purchase Agreement”), with MSD, pursuant to which MSD has agreed to purchase, concurrently with the closing of the Merger, between $50.0 million and $133.8 million of a newly created series of perpetual preferred stock of the Company (the exact dollar amount of the investment to be specified by the Company at least two business days prior to the closing). In addition, the Company has entered into a stock purchase agreement, dated as of July 15, 2007 (the “Chilton Stock Purchase Agreement”), with Chilton, pursuant to which Chilton has agreed to purchase, concurrently with the closing of the Merger, $35.0 million of a newly created series of convertible preferred stock of the Company (convertible into shares of the Company’s common stock). MSD’s and Chilton’s obligations to purchase the preferred stock are subject to specified conditions, including the simultaneous closing of the transaction contemplated by the Merger Agreement.

Interest Rate Swap Agreement.   On July 16, 2007, the Company entered into an interest rate swap transaction (the “Swap”) with Lehman Brothers Special Financing Inc. (“LBSFI”), guaranteed by Lehman Brothers Holdings, Inc. (“LBHI”). The Swap is intended to hedge the Company’s interest payments on the asset-backed notes expected to be issued under a securitization program to finance the Company’s proposed acquisition of Applebee’s.

The Swap sets forth the terms of a five-year interest rate swap in which the Company would be the fixed rate payer and LBSFI would be the floating rate payer (the “Reference Swap”). The Reference Swap has an effective date of July 16, 2008, a notional amount of $2.039 billion, a floating rate of LIBOR and a fixed rate of 5.694%. The Swap provides that in all cases the Reference Swap will be terminated rather than come into effect.

The Swap is contingent upon the Company completing both the acquisition of Applebee’s and the related securitization program by July 16, 2008. If either of those events does not occur by that date, the Reference Swap will terminate at no cost to either party unless the acquisition is terminated due to a breach by the Company. If both of those events do occur by that date, the Reference Swap will be terminated at the time the securitization occurs and the related termination payment will hedge the Company’s interest payments on the asset-backed notes.

Acquisition Related Expenditures.   To date, the Company has incurred approximately $5.0 million (substantially all of which was incurred subsequent to June 30, 2007) in costs associated with the merger and financing of the Applebee’s transaction. These costs include a portion of the fees payable to the investment banker, charges associated with the Company’s due diligence efforts and expenses related to the financing of the deal.

Litigation.   On July 26, 2007, New Jersey Building Laborers Pension and Annuity Funds filed a class action lawsuit on behalf of the public shareholders of Applebee’s against Applebee’s, each member of the Applebee’s Board of Directors and the Company. The complaint, which was filed in the Court of Chancery for the State of Delaware (No. 3124), alleges that Applebee’s and its directors breached their fiduciary duties to Applebee’s stockholders because they failed to properly value Applebee’s; failed to shop Applebee’s in an open and fair process that was designed to achieve the highest price; and they favored the Company by not shopping Applebee’s before agreeing to the proposed acquisition of Applebee’s by the Company. The plaintiffs allege that the Company aided and abetted such breaches of fiduciary duties. The suit seeks an injunction of the proposed merger or, alternatively, recission and unspecified damages in the event that the proposed merger is consummated. The Company believes that it has meritorious defenses to the claims made in the lawsuit, and as such does not believe, based on current knowledge, that the foregoing legal proceedings are likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. Certain forward-looking statements are contained in this report. They use such words as “may,” “will,” “expect,” “believe,” “plan,” or other similar terminology, and include statements regarding the timing and certainty of closing the transaction, strategic and financial benefits of the transaction, expectations regarding accretion, integration and cost savings, and other financial guidance. These statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: risks associated with the implementation of the Company’s strategic growth plan; the availability of suitable locations and terms for the sites designated for development; the ability of franchise developers to fulfill their commitments to build new IHOP restaurants in the numbers and time frames covered by their development agreements; legislation and government regulation including the ability to obtain satisfactory regulatory approvals; uncertainty as to whether the transaction will be completed; the failure to obtain the approval of Applebee’s stockholders; the inability to obtain, or meet conditions imposed for, applicable regulatory requirements relating to the transaction; the failure of either party to meet the closing conditions set forth in the definitive agreement; the Company’s failure to obtain financing for the transaction on satisfactory terms or at all; risks associated with successfully integrating the Company and Applebee’s; risks associated with executing the Company’s strategic plan for Applebee’s; risks associated with the Company’s incurrence of significant indebtedness to finance the acquisition; the failure to realize the synergies and other perceived advantages resulting from the transaction; costs and potential litigation associated with the transaction; the ability to retain key personnel both before and after the transaction; conditions beyond the Company’s control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting the Company’s customer base or food supplies or acts of war or terrorism; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the IHOP, International House of Pancakes and Applebee’s brands and concepts by guests and franchisees; the Company’s and Applebee’s overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices; and other factors discussed from time to time in the Company’s and Applebee’s press releases, public statements and/or filings with the Securities and Exchange Commission, especially the “Risk Factors” sections of the Annual and Quarterly Reports on Forms 10-K and 10-Q of the Company and Applebee’s.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Restaurant Data
Effective restaurants(a)
Franchise	1,137	1,087	1,133	1,083
Company	13	6	12	7
Area license	159	155	159	155
Total	1,309	1,248	1,304	1,245
System-wide(b)
Sales percentage change(c)	7.9%	7.8%	6.6%	8.6%
Same-store sales percentage change(d)	2.5%	3.1%	1.6%	4.1%
Franchise(b)
Sales percentage change(c)	8.0%	8.0%	6.6%	9.0%
Same-store sales percentage change(d)	2.6%	3.1%	1.6%	4.2%
Company
Sales percentage change(c)	66.1%	(26.8)%	39.8%	(21.0)%
Area License(b)
Sales percentage change(c)	4.0%	8.5%	4.5%	7.2%

(a)           “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)           “System-wide sales” are retail sales at IHOP restaurants operated by franchisees, area licensees and the Company, as reported to the Company. Franchise restaurant sales were $508.0 million and $1,012.2 million for the second quarter and first six months ended June 30, 2007, respectively, and sales at area license restaurants were $52.8 million and $108.3 million for the second quarter and first six months ended June 30, 2007, respectively. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

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

The following table summarizes our restaurant development and franchising activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Restaurant Development Activity
Beginning of period	1,306	1,252	1,302	1,242
New openings
Company-developed	—	1	—	1
Franchisee-developed	15	16	21	23
International franchisee-developed	—	—	2	—
Area license	—	—	—	3
Total new openings	15	17	23	27
Closings
Company and franchise	(1)	(4)	(5)	(4)
Area license	(1)	(1)	(1)	(1)
End of period	1,319	1,264	1,319	1,264
Summary-end of period
Franchise	1,147	1,102	1,147	1,102
Company	13	7	13	7
Area license	159	155	159	155
Total	1,319	1,264	1,319	1,264
Restaurant Franchising Activity
Company-developed	—	—	—	—
Franchisee-developed	15	16	21	23
International franchisee-developed	—	—	2	—
Rehabilitated and refranchised	—	5	2	8
Total restaurants franchised	15	21	25	31
Reacquired by the Company	—	(5)	(6)	(7)
Closed	(1)	(4)	(4)	(4)
Net addition	14	12	15	20

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

With respect to restaurants developed, the Company receives continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant’s sales; (2) revenue from the sale of certain proprietary products, primarily pancake mixes; and (3) local and national advertising fees totaling approximately 3% of the restaurant’s sales, which is allocated between local and national advertising based on agreements with franchisees.

The following table represents our development commitments including options as of June 30, 2007.

	Number of Signed	Scheduled Opening of Restaurants
	Agreements at 6/30/07	Remainder of 2007	2008	2009	2010 and thereafter	Total
Single-store development agreements	9	4	4	1	—	9
Multi-store development agreements	84	35	76	63	223	397
International development agreements	3	2	2	3	17	24
	96	41	82	67	240	430

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

Comparison of the second quarter and six months ended June 30, 2007 and 2006

Overview

Our results for the second quarter and first six months of 2007 were driven by an increase in franchise operations profit, due to higher revenues associated with franchise restaurant retail sales. A comparison of our financial results for the second quarter and first six months of 2007 to those in 2006 included:

•       An increase in net income of $3.8 million or 37.1% in the second quarter and an increase of $2.5 million or 11.1% in the first six months of 2007;

•       An increase in franchise operations profit of $2.3 million or 9.9% in the second quarter and an increase of $3.4 million or 7.0% in the first six months of 2007;

•       A decrease in diluted weighted average shares outstanding of 5.7% in the second quarter and a decrease of 4.4% in the first six months of 2007; and

•       An increase in net income per diluted share of $0.26 or 46.4% in the second quarter and $0.20 or 16.1% in the first six months of 2007.

Franchise Operations

Franchise revenues consist primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company’s intellectual property. Franchise expenses include contributions to the national advertising fund, the cost of proprietary products, pre-opening training expenses and other franchise related expenses. Key factors which can be used in evaluating and understanding our franchise operations segment include:

•       Franchise retail sales; and

•       Number of restaurants franchised.

Franchise operations profit, which is franchise revenues less franchise expenses, increased by $2.3 million or 9.9% in the second quarter of 2007 and by $3.4 million or 7.0% in the first six months of 2007 compared to the same periods in 2006. The increase in franchise operations profit was due to the changes in franchise revenues and expenses discussed below.

Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

Franchise revenues grew by $4.4 million or 10.5% in the second quarter of 2007 and by $6.2 million or 7.1% in the first six months of 2007 compared to the same periods in 2006. Franchise revenues grew primarily due to an 8.0% increase in franchise restaurant retail sales in the second quarter and a 6.6% increase in the first six months of 2007. The increase in franchise restaurant retail sales was primarily attributable to the following:

•       Effective franchise restaurants increased by 4.6% in the second quarter and first six months of 2007; and

•       Same-store sales for franchise restaurants increased by 2.6% in the second quarter and by 1.6% in the first six months of 2007.

“Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Effective franchise restaurants increased by 50 or 4.6% in the second quarter and a like amount in the first six months of 2007 compared to the same periods in 2006 due to new restaurant openings in 2007 and the annualized effect of new restaurant development in 2006.

Franchise expenses increased by $2.1 million or 11.1% in the second quarter of 2007 and increased by $2.9 million or 7.2% in the first six months of 2007compared to the same periods in 2006. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales. The increase in franchise expenses was primarily a result of the increase in franchise restaurant retail sales, increasing advertising costs and the cost of proprietary products.

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

Rental operations profit, which is rental income less rental expenses, increased by $0.7 million or 9.3% in the second quarter of 2007 and by $0.4 million or 2.7% compared to the same periods in 2006. Rental operations profit comparisons in the second quarter and first six months of 2007 compared to 2006 were impacted by the write-off of deferred rent resulting from terminated subleases on restaurants reacquired in 2006. Deferred rent on operating subleases is the difference between straight-line rent and the actual amount received. Straight-line rent is the amount of rent over the full lease term spread over equal monthly amounts. In the second quarter of 2007, there was no deferred rent written off compared to $0.8 million in the second quarter of 2006. Deferred rent in the amount of $0.3 million was written off in the first six months of 2007 compared to $0.9 million in the same period in 2006.

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

Company restaurant operations loss, which is company restaurant sales less company restaurant expenses, was $0.7 million in the second quarter of 2007 compared to the loss of $0.3 million in the second quarter of 2006. Company restaurant operations loss was $1.3 million in the first six months of 2007, or 73.4% more than the loss of $0.7 million in the first six months of 2006. Company restaurant operations loss in the second quarter and first six months of 2007 was due primarily to lower levels of sales at some recently opened locations in our Cincinnati market. At the end of the second quarter of 2007, we operated 13 restaurants, ten of which are located in our dedicated Company market of Cincinnati, Ohio. The other three company operated restaurants, located in Indianapolis, Indiana, were taken back from a franchisee and we expect to refranchise them within the third quarter of 2007.

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

Financing operations profit, which is financing revenues less financing expenses, decreased by $0.4 million or 15.3% in the second quarter of 2007 and decreased by $0.2 million or 3.5% in the first six months of 2007 compared to the same periods in 2006. The decrease in financing operations profit was primarily a result of the decrease in franchise and equipment note interest due to the expected reduction in franchise fee note balances, as well as an increase in interest expense of $0.5 million due to the higher level of debt associated with the March 2007 securitization. These decreases were partially offset by an increase in the sale of franchise and equipment net profit margin associated with company-developed and rehabilitated and refranchised restaurants. In the first six months of 2007, the Company had a net profit margin of $0.7 million associated with two refranchised restaurants, compared to a negative margin of $0.4 million associated with eight refranchised restaurants in the first six months of 2006.

General and Administrative Expenses

General and administrative expenses decreased by $1.1 million or 7.1% in the second quarter of 2007 compared to the second quarter of 2006, and remained essentially flat in the first six months of 2007 compared to the prior year. The decrease in general and administrative expenses in the second quarter of 2007 was primarily due to a decrease in travel and conference expenses related to the Company’s decision to hold our National Operations Meeting in September, compared to 2006 when the meeting was held in January. In addition, general and administrative expenses in the second quarter of 2007 were impacted by decreased expenses related to our Performance Share Plans for executive management in the amount of $0.5 million as a result of a lower share price at the end of the second quarter. Since Performance Share Plans for executive management are tied to stock price, fluctuations in the related expenses will occur as the stock price increases or decreases.

Early Debt Extinguishment Costs

Early debt extinguishment costs in the amount of $2.2 million in the first six months of 2007 resulted from early debt retirement with funds generated by the securitization transaction. These costs include $1.2 million for prepayment penalties as a result of paying off pre-existing debt, and $1.0 million related to the write-off of deferred financing costs.

Provision for Income Taxes

Our effective tax rates for the second quarter and first six months of 2007 were 29.9% and 33.2%, respectively, compared to 40.1% and 39.0% for the second quarter and first six months of 2006, respectively. The decrease in our effective tax rates was primarily due to a release of tax contingency reserves as a result of the expiration of certain statutes of limitations.

Liquidity and Capital Resources

Our cash from operations and principal receipts from notes and equipment contracts receivable are the sources of cash that allow us to pursue our capital investment strategies and return cash to our stockholders. An additional source of cash in the first quarter of 2007 was the proceeds from the securitization transaction which was completed on March 16, 2007. Over the last several years we have utilized our cash flow to:

•         Repurchase our common stock in order to return capital to our stockholders and provide further capital return to our stockholders through dividends, which we began paying in 2003;

•         Invest in information technology which includes supporting point-of-sales systems in our franchise restaurants and improving franchise support at the Restaurant Support Center; and

•         Invest in new assets related to the development of our company operations market in Cincinnati, Ohio for the purpose of developing operations initiatives, testing products, and implementing training programs.

On July 15, 2007, the Company entered into an agreement (the “Merger Agreement”) to acquire Applebee’s International Inc. for $25.50 per share, representing a total transaction value of approximately $2.1 billion (the “Acquisition”). The Company intends to finance the Merger with a combination of debt and equity financing. The debt financing is expected to consist of two separate securitization transactions consisting of an additional issuance of asset-backed notes under the existing IHOP securitization program and the issuance of asset-backed notes under a securitization program to be established for Applebee’s assets. The Company has secured a bridge facility commitment to fund the transaction pending the completion of both securitizations. If the asset-backed notes to be issued under both securitization programs have not been sold before the Merger, the Company may utilize up to $2.139 billion of bridge credit facilities (the “Bridge Facilities”) provided by Lehman Brothers Inc., Lehman Brothers Commercial Bank and Lehman Commercial Paper Inc. (collectively, “Lehman”). Pursuant to a commitment letter, dated July 15, 2007 (the “Commitment Letter”), with the Company and Merger Sub, Lehman has committed to provide the Bridge Facilities, consisting of (i) a first lien term loan of up to $1.85 billion, (ii) a first lien revolving credit facility of up to $100 million, and (iii) a second lien term loan of up to $189 million.

Lehman’s commitment is subject to the satisfaction of certain customary conditions, including the execution of satisfactory documentation, the consummation of the equity financing described below, its receipt of the Company’s and Applebee’s interim financial statements and other financial information, the satisfaction of the conditions in the Merger Agreement that are material to the interests of the lenders under the Bridge Facilities, the accuracy of certain specified representations and warranties, the granting of liens for the benefit of the lenders under the Bridge Facilities and the obtaining by the Company of waivers and amendments to the existing IHOP securitization program. The Commitment Letter terminates on the earlier to occur of (i) the consummation of the Merger without utilization of the Bridge Facilities, (ii) the termination of the Merger Agreement and (iii) April 15, 2008. Loans will bear interest at either LIBOR or the higher of (i) the Federal Funds rate, as published by the Federal Reserve Bank of New York, plus ½ of 1%, and (ii) the prime commercial lending rate, in each case, plus a certain margin. The Bridge Facilities will be secured by substantially all of Applebee’s assets and any assets not subject to the Company’s existing financing arrangements.

The equity financing consists of preferred stock to be sold to MSD SBI, L.P., an affiliate of MSD Capital, L.P. (“MSD”), and affiliates of Chilton Investment Company, LLC (collectively, “Chilton”). The Company has entered into a stock purchase agreement, dated as of July 15, 2007 (the “MSD Stock Purchase Agreement”), with MSD, pursuant to which MSD has agreed to purchase, concurrently with the closing of the Merger, between $50.0 million and $133.8 million of a newly created series of perpetual preferred stock of the Company (the exact dollar amount of the investment to be specified by the Company at least two business days prior to the closing). In addition, the Company has entered into a stock purchase agreement, dated as of July 15, 2007 (the “Chilton Stock Purchase Agreement”), with Chilton, pursuant to which Chilton has agreed to purchase, concurrently with the closing of the Merger, $35.0 million of a newly created series of convertible preferred stock of the Company (convertible into shares of the Company’s common stock). MSD’s and Chilton’s obligation to purchase the preferred stock are subject to specified conditions, including the simultaneous closing of the transaction contemplated by the Merger Agreement.

On July 16, 2007, the Company entered into an interest rate swap transaction (the “Swap”) with Lehman Brothers Special Financing Inc. (“LBSFI”), guaranteed by Lehman Brothers Holdings, Inc. (“LBHI”). The Swap is intended to hedge the Company’s interest payments on the asset-backed notes expected to be issued under a securitization program to finance the Company’s proposed acquisition of Applebee’s.

The Swap sets forth the terms of a five-year interest rate swap in which the Company would be the fixed rate payer and LBSFI would be the floating rate payer (the “Reference Swap”). The Reference Swap has an effective date of July 16, 2008, a notional amount of $2.039 billion, a floating rate of LIBOR and a fixed rate of 5.694%. The Swap provides that in all cases the Reference Swap will be terminated rather than come into effect.

The Swap is contingent upon the Company completing both the acquisition of Applebee’s and the related securitization program by July 16, 2008. If either of those events does not occur by that date, the Reference Swap will terminate at no cost to either party unless the acquisition is terminated due to a breach by the Company. If both of those events do occur by that date, the Reference Swap will be terminated at the time the securitization occurs and the related termination payment will hedge the Company’s interest payments on the asset-backed notes.

If the Acquisition is completed, the Company does not expect to repurchase shares in the second half of 2007 or throughout 2008, but currently plans to resume share repurchases in 2009. The Company plans to utilize cash flow and proceeds from the sale of assets at Applebee’s over the next couple of years to pay down debt.

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

Cash provided by operating activities decreased to $23.6 million in the first six months of 2007 from $30.4 million in the same period in 2006. The decrease was primarily the result of lower taxes payable due to the build up of payables in 2006 associated with the settlement of an IRS tax audit, as well as the timing of tax payments in the first quarter of 2007 compared to the first quarter in 2006. Cash provided by operating activities was also impacted by the increase in prepaid expenses which was a result of Federal tax extension payments in the amount of $2.0 million. In addition, there were decreases in accrued employee compensation and benefits, as well as other accrued expenses. Accrued employee compensation and benefits decreased due to lower expense levels in our Performance Share Plans for executive management. Other accrued expenses decreased due to a decrease in accrued interest related the timing of interest payments as a result of the securitization transaction.

Share Repurchases and Dividends

On August 21, 2006, our Board of Directors approved a 2.0 million share increase in the Company’s ongoing share repurchase authorization. Based on this and previous share repurchase authorizations, the Company repurchased 1,336,301 shares of common stock for $77.0 million in the first six months of 2007 under our stock repurchase program. As of June 30, 2007, 0.9 million shares remained available for repurchase from the Company’s total share repurchase authorization. Since 2003, the Company has bought back 6.3 million shares for a total of $280.0 million.

The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. The Company declared a quarterly cash dividend on April 5, 2007, which was paid on May 22, 2007 to stockholders of record as of May 1, 2007. On July 11, 2007, the Company declared a quarterly cash dividend of $0.25 per common share, payable on August 21, 2007, to stockholders of record as of July 31, 2007. Future dividends will be declared at the discretion of the Board of Directors.

Debt Instruments and Related Covenants

On March 16, 2007, the Company refinanced all existing bank indebtedness through a securitization transaction consisting of $175 million of Series 2007-1 Fixed Rate Notes and a securitized financing facility providing for the issuance of up to $25 million of 2007-2 Variable Funding Notes. Please refer to Note 7 in the Notes to the Consolidated Financial Statements for further discussion of the details of this transaction.

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

We adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

Leases

Of the 1,147 franchisee-operated restaurants, 61 were located on sites owned by us, 718 were located on sites leased by us from third parties and 368 were located on sites owned or leased by franchisees. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. We recognize rent expense for our operating leases, which have escalating rentals over the term of the lease, on the straight-line basis over the initial term. In addition, the lease term is deemed to commence when we take physical possession of the leased property. Prior to January 2006, we capitalized rent expense through the construction period and reported the related asset in property and equipment. Capitalized rent was amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Beginning in January 2006, we expense rent on a straight-line basis from possession date through restaurant open date as an operating expense, in accordance with FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period”. We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of our leases as either operating or capital. Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they accrue.

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

On July 26, 2007, New Jersey Building Laborers Pension and Annuity Funds filed a class action lawsuit on behalf of the public shareholders of Applebee’s against Applebee’s, each member of the Applebee’s Board of Directors and the Company. The complaint, which was filed in the Court of Chancery for the State of Delaware (No. 3124), alleges that Applebee’s and its directors breached their fiduciary duties to Applebee’s stockholders because they failed to properly value Applebee’s; failed to shop Applebee’s in an open and fair process that was designed to achieve the highest price; and they favored the Company by not shopping Applebee’s before agreeing to the proposed acquisition of Applebee’s by the Company. The plaintiffs allege that the Company aided and abetted such breaches of fiduciary duties. The suit seeks an injunction of the proposed merger or, alternatively, recission and unspecified damages in the event that the proposed merger is consummated.   We believe that we have meritorious defenses to the claims made in the lawsuit, and as such we do not believe, based on current knowledge, that the foregoing legal proceedings are likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.                Risk Factors.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2006, except the following risks related to the Company’s pending acquisition of Applebee’s (the “Acquisition”).

We may be unable to complete the Acquisition, which may adversely affect our financial results and operations and the market price of our common stock.   We cannot be assured that the Acquisition will obtain regulatory clearance or that the other conditions to closing set forth in the Merger Agreement will be satisfied. Failure to complete the Acquisition would prevent us from realizing the anticipated benefits of the Acquisition. In addition, if the Acquisition is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. In addition, if the Acquisition is not completed, we may experience negative reactions from the financial markets and our franchisees and employees. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.

We will incur substantial costs in connection with the Acquisition.   We expect to incur substantial costs associated with the Acquisition. These costs are primarily associated with the fees of attorneys, accountants and our financial advisors. In addition, substantial unanticipated costs may be incurred in connection with the integration of the business of Applebee’s with our business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses will offset these costs over time, this net benefit may not be achieved in the near term, or at all.

We may be unable to successfully integrate the business of Applebee’s with our business.   Our ability to realize the anticipated benefits of the Acquisition will depend, in part, on our ability to integrate the business of Applebee’s with our business. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits we expect. The difficulties of combining the operations of the companies include, among others:

•       unanticipated issues in integrating information, communications and other systems;

•       retaining key employees;

•       consolidating corporate and administrative infrastructures;

•       the diversion of management’s attention from ongoing business concerns; and

•       coordinating geographically separate organizations.

We cannot assure you that the combination of Applebee’s with us will result in the realization of the full benefits anticipated from the Acquisition.

If we fail to improve the operations of Applebee’s, we may be unable to achieve the expected benefits of the Acquisition.   We intend to effect marketing and operational improvements with a view to improving Applebee’s system performance. We may experience delays or difficulties in effecting these improvements. If we are unable to improve Applebee’s system performance we may be unable to achieve the expected benefits of the Acquisition.

We will have more long-term debt after the Acquisition, which could adversely affect our cash flows and business.   As of June 30, 2007, we had outstanding long-term debt of $193.0 million. We intend to finance the Acquisition with up to $2.139 billion of additional long-term debt. As a result of the increase in debt, demands on our cash resources may increase after the completion of the Acquisition. The increased levels of debt could, among other things:

•       require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;

•       increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions;

•       limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;

•       create competitive disadvantages compared to other companies with less indebtedness; and

•       limit our ability to apply proceeds from an offering or asset sale to purposes other than the repayment of debt.

The conditions of the debt markets are in a state of flux. The market spreads, in general, are widening. This will increase the cost of total indebtedness for the Company.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(a)—(b) Not applicable

(c)          The following table provides information relating to the Company’s repurchases of stock during the second quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2007—April 30, 2007	60,400	$59.00	60,400	1,488,665
May 1, 2007—May 31, 2007	422,072	$58.15	422,072	1,066,593
June 1, 2007—June 30, 2007	194,470	$58.32	194,470	872,123
Total	676,942	$58.27	676,942	872,123

(1)          Total number of shares repurchased through June 30, 2007 under the stock repurchase plan announced in January 2003 is 6,327,877. This includes 4,991,576 shares repurchased in 2003, 2004, 2005 and 2006.

(2)          The above mentioned stock repurchase plan provided for the repurchase of up to 7.2 million shares, which includes a 2.0 million share increase authorized by our Board of Directors on August 21, 2006.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders (the “Meeting”) was held on May 8, 2007. Stockholders voted in person or by proxy for the following purposes:

(a)   Stockholders voted to elect the following directors:

	Votes For	Votes Withheld
Frank Edelstein	15,669,303	1,319,356
Caroline W. Nahas	15,673,708	1,314,951
Gilbert T. Ray	14,958,598	2,030,061

The following directors continued in office after the meeting:  Michael S. Gordon, Larry Alan Kay, Julia A. Stewart, H. Frederick Christie, Richard J. Dahl and Patrick W. Rose.

(b)   Stockholders voted to approve and ratify the appointment of Ernst & Young LLP, as the Company’s independent registered public accounting firm for the year ending December 31, 2007. 16,818,068 shares were voted in favor of this proposal, 147,459 shares were voted against, there were 23,132 abstentions, and no broker non-votes.

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

IHOP Corp.
(Registrant)
August 9, 2007	BY:	/s/ JULIA A. STEWART
(Date)		Chairman and Chief Executive Officer (Principal Executive Officer)
August 9, 2007		/s/ THOMAS CONFORTI
(Date)		Chief Financial Officer (Principal Financial Officer)