Form 10-Q
period 2007-09-30
IHOP CORP
filed 2007-10-25
CIK 49754

Use these links to rapidly review the document
IHOP CORP. AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 18, 2007
Common Stock, $.01 par value	16,995,612

IHOP CORP. AND SUBSIDIARIES

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$33,838	$19,516
Receivables, net	42,761	45,571
Reacquired franchises and equipment held for sale, net	137	—
Inventories	322	396
Prepaid expenses	8,686	7,493
Deferred income taxes	6,209	5,417

Total current assets	91,953	78,393

Long-term receivables	291,282	302,088
Property and equipment, net	296,522	309,737
Goodwill	10,767	10,767
Deferred rent	69,392	61,763
Deferred income taxes	13,279	—
Other assets	27,938	6,122

Total assets	$801,133	$768,870

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$19,738
Accounts payable	14,109	14,689
Accrued employee compensation and benefits	12,351	13,359
Derivative financial instrument	70,306	—
Other accrued expenses	10,708	11,317
Capital lease obligations	5,500	5,002

Total current liabilities	112,974	64,105

Long-term debt, less current maturities	175,000	94,468
Deferred income taxes	61,474	76,017
Capital lease obligations	166,253	170,412
Other liabilities	77,554	74,655
Commitments and contingencies
Stockholders' equity
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; September 30, 2007: 23,249,424 shares issued and 16,995,229 shares outstanding; December 31, 2006: 22,818,007 shares issued and 17,873,548 shares outstanding	229	227
Additional paid-in capital	147,442	131,748
Retained earnings	359,269	358,975
Accumulated other comprehensive loss	(21,408)	(133)
Treasury stock, at cost (6,254,195 shares and 4,944,459 shares at September 30, 2007 and December 31, 2006, respectively)	(277,654)	(201,604)

Total stockholders' equity	207,878	289,213

Total liabilities and stockholders' equity	$801,133	$768,870

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Franchise revenues	$48,782	$45,961	$142,766	$133,706
Rental income	33,242	33,428	99,310	99,032
Company restaurant sales	4,546	3,492	13,155	9,649
Financing revenues	4,785	5,156	15,735	19,241

Total revenues	91,355	88,037	270,966	261,628

Costs and Expenses
Franchise expenses	22,478	21,520	65,068	61,244
Rental expenses	24,678	24,371	73,853	73,526
Company restaurant expenses	5,109	4,054	14,984	10,941
Financing expenses	38,676	2,092	43,627	9,961
General and administrative expenses	17,842	16,230	48,066	46,508
Other expense, net	1,315	1,567	3,800	3,718
Early debt extinguishment costs	—	—	2,223	—

Total costs and expenses	110,098	69,834	251,621	205,898

Income (loss) before provision for income taxes	(18,743)	18,203	19,345	55,730
Provision (benefit) for income taxes	(7,127)	6,880	5,518	21,507

Net (Loss) Income	$(11,616)	$11,323	$13,827	$34,223

Net Income Per Share
Basic	$(0.69)	$0.63	$0.80	$1.88

Diluted	$(0.69)	$0.62	$0.80	$1.86

Weighted Average Shares Outstanding
Basic	16,935	17,921	17,310	18,168

Diluted	16,935	18,123	17,351	18,381

Dividends Declared Per Share	$0.25	$0.25	$0.75	$0.75

Dividends Paid Per Share	$0.25	$0.25	$0.75	$0.75

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$13,827	$34,223
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	16,461	15,042
Debt extinguishment costs	2,223	—
Loss on derivative financial instrument	35,618	—
Deferred income taxes	(15,690)	7,358
Stock-based compensation expense	3,820	2,902
Tax benefit from stock-based compensation	2,991	594
Excess tax benefit from stock-based compensation	(2,689)	(594)
Gain on sale of land	(98)	—
Changes in operating assets and liabilities
Receivables	961	2,020
Inventories	74	178
Prepaid expenses	(1,193)	(315)
Accounts payable	(6,718)	(6,886)
Accrued employee compensation and benefits	(1,008)	(210)
Other accrued expenses	2,480	2,794
Deferred rent	(4,304)	(4,201)
Other	(444)	973

Cash flows provided by operating activities	46,311	53,878

Cash flows from investing activities
Additions to property and equipment	(2,246)	(7,373)
Business acquisition costs	(6,512)	—
Additions and reductions to long-term receivables	611	255
Principal receipts from notes and equipment contracts receivable	12,044	13,129
Additions to reacquired franchises held for sale	(169)	(581)
Property insurance proceeds, net	(415)	2,034
Proceeds from sale of land	795	—

Cash flows provided by investing activities	4,108	7,464

Cash flows from financing activities
Proceeds from issuance of long-term debt, including revolving line of credit	208,000	—
Repayment of long-term debt	(147,206)	(1,566)
Payment of debt issuance costs	(14,491)	—
Prepayment penalties on early debt extinguishment	(1,219)	—
Principal payments on capital lease obligations	(3,661)	(3,252)
Dividends paid	(13,044)	(13,681)
Purchase of treasury stock	(77,020)	(42,695)
Reissuance of treasury stock	970	—
Proceeds from stock options exercised	8,885	2,557
Excess tax benefit from stock-based compensation	2,689	594

Cash flows used in financing activities	(36,097)	(58,043)

Net change in cash and cash equivalents	14,322	3,299
Cash and cash equivalents at beginning of period	19,516	23,111

Cash and cash equivalents at end of period	$33,838	$26,410

Supplemental disclosures
Interest paid	$23,383	$20,894
Income taxes paid	19,200	17,350
Capital lease obligations incurred	—	1,840

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1.     General:    The accompanying unaudited consolidated financial statements of IHOP Corp. (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

        The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

        2.     Presentation:    The Company's fiscal quarter ends on the Sunday closest to the last day of each calendar quarter. For convenience, we report all fiscal quarter endings on March 31, June 30, September 30 and December 31.

        3.     Segments:    Our revenues and expenses are recorded in four categories: franchise operations, rental operations, company restaurant operations and financing operations.

        Franchise operations revenue consists primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of franchise fees allocated to the Company's intellectual property. Franchise operations expenses include contributions to the national advertising fund, the cost of proprietary products, pre-opening training expenses and other franchise related costs.

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

        Financing operations revenue consists of the portion of franchise fees not allocated to the Company's intellectual property and sales of equipment as well as interest income from the financing of franchise fees and equipment leases. Financing operations expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases.

        Information on segments is as follows:

	Franchise Operations	Rental Operations	Company Restaurant Operations	Financing Operations	General and Administrative and Other	Consolidated Total
	(In thousands)
Three Months Ended September 30, 2007
Revenues from external customers	$48,782	$33,242	$4,546	$4,785	$—	$91,355
Depreciation and amortization	—	3,055	230	—	2,346	5,631
Interest expense	—	5,134	125	38,248	—	43,507
Benefit for income taxes	—	—	—	—	(7,127)	(7,127)
Income (loss) before provision for income taxes	26,304	8,564	(563)	(33,891)	(19,157)	(18,743)
Three Months Ended September 30, 2006
Revenues from external customers	$45,961	$33,428	$3,492	$5,156	$—	$88,037
Intercompany real estate charges	—	5,137	92	—	(5,229)	—
Depreciation and amortization	—	1,552	94	—	3,408	5,054
Interest expense	—	5,317	272	1,970	—	7,559
Provision for income taxes	—	—	—	—	6,880	6,880
Income (loss) before provision for income taxes	24,441	9,057	(562)	3,064	(17,797)	18,203
Nine Months Ended September 30, 2007
Revenues from external customers	$142,766	$99,310	$13,155	$15,735	$—	$270,966
Intercompany real estate charges	—	3,424	141	—	(3,565)	—
Depreciation and amortization	—	8,997	669	—	6,795	16,461
Interest expense	—	15,663	371	42,685	—	58,719
Provision for income taxes	—	—	—	—	5,518	5,518
Income (loss) before provision for income taxes	77,698	25,457	(1,829)	(27,892)	(54,089)	19,345
Nine Months Ended September 30, 2006
Revenues from external customers	$133,706	$99,032	$9,649	$19,241	$—	$261,628
Intercompany real estate charges	—	15,399	191	—	(15,590)	—
Depreciation and amortization	—	4,727	257	—	10,058	15,042
Interest expense	—	16,069	417	5,955	—	22,441
Provision for income taxes	—	—	—	—	21,507	21,507
Income (loss) before provision for income taxes	72,462	25,506	(1,292)	9,280	(50,226)	55,730

        4.    Stock-Based Compensation:    From time to time, the Company grants stock options and restricted stock to officers, directors and employees of the Company under the 2001 Stock Incentive Plan (the "2001 Plan") and the 2005 Stock Incentive Plan for Non-Employee Directors (the "2005 Plan"). The stock options generally vest over a three-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the common stock on the New York Stock Exchange on the date of grant. Restricted stock provides for the issuance of a share of the Company's common stock at no cost to the holder and generally vests over terms determined by the Compensation Committee of the Company's Board of Directors. The restricted stock generally vests only if the employee is actively employed by the Company on the vesting date, and unvested restricted shares are forfeited upon termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company's Board of Directors determines otherwise. When vested options and restricted stock are issued, the Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock. Stock-based compensation for the nine months ended September 30, 2007 of $3.8 million has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

        The estimated fair values of the options granted year to date 2007 were calculated using a
Black-Scholes option pricing model. The following summarizes the assumptions used in the 2007
Black-Scholes model:

Risk-free interest rate	4.63%
Weighted average volatility	21.0%
Dividend yield	1.82%
Expected years until exercise	5.0
Forfeitures	6.72%
Weighted average fair value of options granted	$12.27

        The following table summarizes the components of the Company's stock-based compensation programs recorded as expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Restricted Stock:
Pre-tax compensation expense	$1,191	$576	$2,783	$1,386
Tax benefit	(453)	(218)	(794)	(535)

Restricted stock expense, net of tax	$738	$358	$1,989	$851

Stock Options:
Pre-tax compensation expense	$384	$467	$1,037	$1,516
Tax benefit	(146)	(176)	(296)	(585)

Stock option expense, net of tax	$238	$291	$741	$931

Total Stock-Based Compensation:
Pre-tax compensation expense	$1,575	$1,043	$3,820	$2,902
Tax benefit	(599)	(394)	(1,090)	(1,120)

Total Stock-Based compensation expense, net of tax	$976	$649	$2,730	$1,782

        As of September 30, 2007, $12.5 million and $1.0 million (including forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of approximately 2.2 years for restricted stock and 0.6 years for stock options.

        Option activity under the Company's stock option plan as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	824,789	$34.71
Granted	5,300	55.02
Exercised	(281,467)	31.65
Forfeited	(7,816)	48.67

Outstanding at September 30, 2007	540,806	$36.30	5.77	$14,617,808

Vested and Expected to Vest at September 30, 2007	527,069	$36.00	5.72	$14,406,345

Exercisable at September 30, 2007	443,131	$33.73	5.37	$13,115,488

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock and the number of in-the-money options.

        A summary of activity related to restricted stock for the nine months ended September 30, 2007 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	170,300	$50.32
Granted	162,650	59.07
Forfeited	(12,200)	52.64

Nonvested at September 30, 2007	320,750	$54.67

        5.     New Accounting Pronouncements:    In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS No. 157 may require companies to provide additional disclosures based on that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption of SFAS No. 157 may have on our consolidated financial statements.

        In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option of Financial Assets and Financial Liabilities ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items of fair value. SFAS No. 159's overall objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities, including not-for-profit organization, and most of its provisions apply only to entities that elect the fair value option, although FAS 159's amendment to FAS 115 applies to all entities with available-for-sale and trading securities. This Statement shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the first interim period of earlier fiscal years, provided the entity also elects to early adopt SFAS No. 157, Fair Value Measurements. We are currently evaluating the impact adoption of SFAS No. 159 may have on our consolidated financial statements.

        6.     Hedging Activities:    The Company utilizes derivative financial instruments to manage its exposure to interest rate risks. The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, management formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

        Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge (a "swap"), to the extent that the hedge is effective, are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. The Company measures effectiveness of the swap at each quarter end, using the Hypothetical Derivative Method. Under this method, hedge effectiveness is measured based on a comparison of the change in fair value of the actual swap designated as the hedging instrument and the change in fair value of the hypothetical swap which would have the terms that identically match the critical terms of the hedged cash flows from the anticipated debt issuance. The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the swap over the cumulative change in the fair value of the plain vanilla swap lock, as defined in the accounting literature.

        7.     Income Taxes:    The Company or one of its subsidiaries files income tax returns in the federal jurisdiction, Canada and various state jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-U.S. income tax examinations by tax authorities for years before 2004 for federal and 2000 for other jurisdictions. In November 2006, the Company reached a settlement with respect to the Internal Revenue Service examination of the Company's federal income tax returns for the years 2000 through 2003. The settlement requires the Company to accelerate the recognition of income related to the reporting of initial franchise fees for the years under examination. As a result of the settlement, the Company recognized additional taxable income of $21.9 million in total for the tax years 2000 through 2003 and paid additional tax and interest of $11.0 million. As provided in the settlement, the Company is entitled to deduct the reversal of the $21.9 million in the tax years 2004 through 2008 at a rate of $4.4 million per year.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("Interpretation 48"), on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately a $0.7 million increase in the liability for unrecognized tax benefits, excluding related income tax benefits, which was accounted for as a reduction of retained earnings at January 1, 2007.

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

        As a result of the lapse of the applicable statute of limitations during the quarter ended June 30, 2007, uncertainty related to the recognition of certain income was eliminated, resulting in a $2.0 million tax benefit. For the quarter ended September 30, 2007, the Company recognized approximately a $0.1 million increase in the liability for unrecognized tax benefits, excluding related income tax benefits, related to additional unrecognized tax benefits partially offset by payments of state income tax audits. The remaining total unrecognized tax benefit as of September 30, 2007 was $3.5 million, excluding interest, penalties and related income tax benefits.

        8.     Securitized Debt:    Securitization Transaction.    On March 16, 2007, IHOP Franchising, LLC and its wholly owned subsidiary, IHOP IP, LLC (collectively, the "Co-Issuers"), issued $175 million of Series 2007-1 Fixed Rate Notes (the "Fixed Rate Notes") and completed a securitized financing facility providing for the issuance of up to $25 million of 2007-2 Variable Funding Notes (the "Variable Funding Notes" and together with the Fixed Rate Notes, the "Notes"). The Notes are the first issuances under a program that will allow the Co-Issuers to make additional borrowings through the sale of new series of notes from time to time.

        The Fixed Rate Notes and the Variable Funding Notes were issued under a Base Indenture dated March 16, 2007 (the "Base Indenture") and related Series Supplements, each dated March 16, 2007 (together with the Base Indenture, the "Indenture") among the Co-Issuers and Wells Fargo Bank, National Association, as the Indenture Trustee. The Notes are secured under the Indenture by various types of collateral as described herein. The Notes were issued in private transactions.

        Fixed Rate Notes.    The Fixed Rate Notes have a stated fixed interest rate of 5.144% per annum, an anticipated repayment date in March 2012, and a legal final payment date in March 2037. The effective interest rate on the Fixed Rate Notes is anticipated to be 7.218%, after taking account of the premium on the Insurance Policy (described below under "Third Party Credit Enhancement") and the amortization of certain transaction related expenditures. The anticipated repayment date of the Fixed Rate Notes may be extended for two successive one-year periods at the election of the Co-Issuers subject to satisfaction of certain conditions as specified in the Indenture. The interest rate on the Fixed Rate Notes would increase by 0.25% during any such extension period.

        Variable Funding Notes.    The Variable Funding Notes allow for drawings on a revolving basis and have been issued pursuant to the Series 2007-2 Note Purchase Agreement, dated March 16, 2007 (the "Variable Funding Note Purchase Agreement"), among the Co-Issuers, International House of Pancakes, Inc. ("IHOP Inc."), as Servicer, Wells Fargo Bank, National Association, as Indenture Trustee and Administrative Agent, and certain investors and financial institutions. The Variable Funding Notes will be governed by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Indenture. Interest on the Variable Funding Notes will generally be payable (a) in the event that commercial paper is issued to fund the Variable Funding Notes, at the rate, which is the per annum rate equivalent to the weighted average of the per annum rate payable by the commercial paper conduit in respect of promissory notes issued by the commercial paper conduit to fund the Variable Funding Notes, and (b) in the event that other means are used to fund the Variable

Funding Notes, at per annum rates equal to (i) a base rate of either the prime rate or the Federal funds rate, plus 0.40%, or (ii) a Eurodollar rate to be determined by reference to the British Banker's Association Interest Settlement Rates for deposits in dollars for the applicable period. While no drawing was made on the Variable Funding Notes at closing, it is expected that amounts will be drawn under the Variable Funding Notes from time to time as needed by the Co-Issuers in connection with the operation of the IHOP franchising business. In the second quarter of 2007, a total of $18.0 million was drawn on the Variable Funding Notes for share repurchases, all of which was paid back during the third quarter of 2007. There is a commitment fee on the unused portion of the Variable Funding Notes of 0.15% per annum.

        New Subsidiaries.    The Co-Issuers are newly created indirect wholly-owned subsidiaries of the Company that hold substantially all of the franchising assets used in the operation of the IHOP restaurant franchising business. In connection with the securitization transaction, two other limited liability companies, IHOP Property Leasing, LLC and IHOP Real Estate, LLC, were formed as subsidiaries of IHOP Franchising, LLC and an existing subsidiary, IHOP Properties, Inc. was transferred to IHOP Franchising, LLC and converted to a limited liability company. On and after the closing of the securitization transaction, these three subsidiaries (the "Real Estate Subsidiaries") own the real property assets related to the IHOP franchising business, including the fee and leasehold interests on the real property on which many IHOP restaurants are located and the related leases and sub-leases, respectively, to franchisees.

        Assets Transferred to Subsidiaries; Collateral for the Notes.    In connection with the securitization transaction, the franchise agreements, franchise notes, area license agreements (related to the United States and Mexico), product sales agreements, equipment leases and other assets related to the IHOP franchising business were transferred to IHOP Franchising, LLC, the intellectual property related to the IHOP franchise business, among other things, was transferred to IHOP IP, LLC, the fee interests in real property and related franchisee leases were transferred to IHOP Real Estate, LLC and certain of the leasehold interests related to the IHOP franchised restaurants and the related subleases to franchisees were transferred to IHOP Property Leasing, LLC. The remaining leasehold interests and franchisee subleases are owned by IHOP Properties, LLC. The Co-Issuers have pledged all of their assets to the Indenture Trustee as security for the Notes. Although the Notes are expected to be repaid solely from these subsidiaries' assets, the Notes are solely obligations of the Co-Issuers and none of the Company, its direct or indirect subsidiaries, including the Real Estate Subsidiaries, guarantee or are in any way liable for the Co-Issuers' obligations under the Indenture, the Notes or any other obligation in connection with the issuance of the Notes. The Company has agreed, however, to guarantee the performance of the obligations of IHOP Inc., its wholly owned direct subsidiary, in connection with the servicing of the assets included as collateral for the Notes and certain indemnity obligations relating to the transfer of the collateral assets to the Co-Issuers and the Real Estate Subsidiaries.

        Third Party Credit Enhancement.    The Notes are rated "Aaa," and "AAA" by Moody's Investors Services, Inc. and Standard & Poor's Ratings Services, respectively. Timely payment of interest (other than contingent interest) and the outstanding principal of the Notes are insured under a financial guaranty insurance policy issued by Financial Guaranty Insurance Company ("FGIC"), the obligations of which are rated "Aaa" and "AAA." The insurance policy has been issued under an Insurance and Indemnity Agreement among FGIC, the Company and various subsidiaries of the Company.

        Covenants/Restrictions.    The Notes are subject to a series of covenants and restrictions under the Indenture customary for transactions of this type, including those relating to (i) the maintenance of specified reserve accounts to be used to make required payments in respect of the Notes, (ii) certain debt service coverage ratios to be met, the failure of which may result in early amortization of the outstanding principal amounts due in respect of the Notes or removal of IHOP Inc., as servicer, among other things, (iii) optional prepayment subject to certain conditions, (iv) the Company's maintenance of more than 50% ownership interest in IHOP Inc. and a restriction on the Company's merger with unaffiliated entities, unless the Company is the surviving entity or the surviving entity assumes all of the Company's obligations in connection with the securitization transaction and certain other conditions are satisfied, (v) limitations on indebtedness that may be incurred by the Company on a consolidated basis, and (vi) recordkeeping, access to information and similar matters. The Notes are also subject to customary events of default, including events relating to non-payment of interest and principal due on or in respect of the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breach of representations and warranties, failure of security interest to be effective, a valid claim being made under the relevant insurance policy and the failure to meet the applicable debt service coverage ratio.

        Use of Proceeds.    The net proceeds from the sale of the Fixed Rate Notes on March 16, 2007 were $171.7 million. Of this amount, $114.2 million was used to repay existing indebtedness of the Company; $2,408,000 was deposited into an interest reserve account for the Fixed Rate Notes; and $3,110,000 was deposited into a lease payment account for payment to third-party property lessors. The Company used the remaining proceeds primarily to pay the costs of the transaction and for share repurchases. In the second quarter of 2007, a total of $18.0 million was drawn on the Variable Funding Notes for share repurchases, all of which was repaid during the third quarter of 2007.

        9.     Business Acquisition:    Acquisition.    The Company and its wholly owned subsidiary, CHLH Corp., a Delaware corporation ("Merger Sub," and, together with the Company, the "Purchasers"), have entered into an Agreement and Plan of Merger, dated as of July 15, 2007 (the "Merger Agreement"), with Applebee's International, Inc., a Delaware corporation ("Applebee's"). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into Applebee's (the "Merger"), and Applebee's will continue as the surviving corporation in the Merger and as a wholly owned subsidiary of the Company (the "Surviving Company").

        At the effective time of the Merger, each outstanding share of common stock of Applebee's (the "Common Stock") (other than treasury shares, shares held by the Company, Merger Sub or any subsidiary of Applebee's, and shares with respect to which appraisal rights are perfected in accordance with Section 262 of the Delaware General Corporation Law ("Section 262")), will be automatically converted into the right to receive $25.50 in cash, without interest (the "Merger Consideration"), representing a total transaction value of approximately $2.1 billion.

        Shares with respect to which appraisal rights are perfected in accordance with Section 262 will not be converted into the Merger Consideration, and, instead, holders of such shares will be entitled to payment of the fair value of such shares in accordance with Section 262.

        The Merger does not require the approval of the Company's stockholders and is not conditioned on receipt of financing by the Company. However, the Merger is subject to customary closing conditions, including the approval of Applebee's stockholders and the receipt of required antitrust approvals or clearances, which clearance was received in August 2007. A special meeting of the Applebee's shareholders for the purpose of voting on the proposed Merger is scheduled for October 30, 2007.

        The Purchasers and Applebee's have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including Applebee's covenant regarding operation of its business prior to the closing and Applebee's covenant prohibiting Applebee's, its subsidiaries and its representatives from soliciting, or providing confidential information or entering into discussions with respect to alternative transactions, except in limited circumstances relating to proposals that constitute, or are reasonably likely to lead to, a superior proposal.

        The Merger Agreement provides that, upon termination under specified circumstances related to a competing acquisition proposal, Applebee's would be required to pay a termination fee of $60 million to the Company.

        The Company intends to finance the Merger with a combination of debt and equity financing. The debt financing is expected to be comprised of two separate securitization transactions consisting of an additional issuance of asset-backed notes under the existing IHOP securitization program and the issuance of asset-backed notes under a securitization program to be established for Applebee's assets. The Company has secured a bridge facility commitment to fund the transaction pending the completion of both securitizations. If the asset-backed notes to be issued under both securitization programs have not been sold before the Merger, the Company may utilize up to $2.139 billion of bridge credit facilities (the "Bridge Facilities") provided by Lehman Brothers Inc., Lehman Brothers Commercial Bank and Lehman Commercial Paper Inc. (collectively, "Lehman"). Pursuant to a commitment letter, dated July 15, 2007 (the "Commitment Letter"), Lehman has committed to provide the Bridge Facilities, consisting of (i) a first lien term loan of up to $1.85 billion, (ii) a first lien revolving credit facility of up to $100 million, and (iii) a second lien term loan of up to $189 million.

        Lehman's commitment is subject to the satisfaction of certain customary conditions, including the execution of satisfactory documentation, the consummation of the equity financing described below, its receipt of the Company's and Applebee's interim financial statements and other financial information, the satisfaction of the conditions in the Merger Agreement that are material to the interests of the lenders under the Bridge Facilities, the accuracy of certain specified representations and warranties, the granting of liens for the benefit of the lenders under the Bridge Facilities and the obtaining by the Company of waivers and amendments to the existing IHOP securitization program. The Commitment Letter terminates on the earlier to occur of (i) the consummation of the Merger without utilization of the Bridge Facilities, (ii) the termination of the Merger Agreement and (iii) April 15, 2008. Loans will bear interest at either LIBOR or the higher of (i) the Federal Funds rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, and (ii) the prime commercial lending rate, in each case, plus a certain margin. The Bridge Facilities will be secured by substantially all of Applebee's assets and any assets not subject to the Company's existing financing arrangements.

        The equity financing consists of preferred stock to be sold to MSD SBI, L.P., an affiliate of MSD Capital, L.P. ("MSD"), and affiliates of Chilton Investment Company, LLC (collectively, "Chilton"). The Company has entered into a stock purchase agreement, dated as of July 15, 2007 (the "MSD Stock Purchase Agreement"), with MSD, pursuant to which MSD has agreed to purchase, concurrently with the closing of the Merger, between $50.0 million and $133.8 million of a newly created series of perpetual preferred stock of the Company (the exact dollar amount of the investment to be specified by the Company at least two business days prior to the closing). In addition, the Company has entered into a stock purchase agreement, dated as of July 15, 2007 (the "Chilton Stock Purchase Agreement"), with Chilton, pursuant to which Chilton has agreed to purchase, concurrently with the closing of the Merger, $35.0 million of a newly created series of convertible preferred stock of the Company (convertible into shares of the Company's common stock). MSD's and Chilton's obligations to purchase the preferred stock are subject to specified conditions, including the simultaneous closing of the transaction contemplated by the Merger Agreement.

        Interest Rate Swap Agreement.    On July 16, 2007, IHOP Corp. entered into an interest rate swap transaction (the "Swap") with Lehman Brothers Special Financing Inc. ("LBSFI"), guaranteed by Lehman Brothers Holdings, Inc. ("LBHI"). The Swap is intended to hedge the Company's interest payments on the asset-backed notes expected to be issued between November 2007 and July 2008 under a securitization program to finance the Company's proposed acquisition of Applebee's.

        The Swap sets forth the terms of a five-year interest rate swap in which the Company would be the fixed rate payer and LBSFI would be the floating rate payer (the "Reference Swap"). The Reference Swap has an effective date of July 16, 2008, a notional amount of $2.039 billion, a floating rate of LIBOR and a fixed rate of 5.694%. The Swap provides that in all cases the Reference Swap will be terminated rather than come into effect.

        The Swap is contingent upon the Company completing both the acquisition of Applebee's and the related securitization program by July 16, 2008. If either of those events does not occur by that date, the Reference Swap will terminate at no cost to either party unless the acquisition is terminated due to a breach by the Company. If both of those events do occur by that date, the Reference Swap will be terminated at the time the securitization occurs and the related termination payment by or to the Company will hedge the Company's interest payments on the asset-backed notes.

        For the quarter ended September 30, 2007, the fair value of the Swap was $70.3 million. Using the Hypothetical Derivative Method (see Note 6), the Company determined that the change in fair value of the effective portion of the Swap amounted to $34.7 million ($21.4 million net of tax effect) and is included as "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets. The Company also determined, based upon management's estimate of future pay down of the related debt, that the change in fair value of the ineffective portion of the Swap resulted in additional interest expense of $35.6 million for the three months and nine months ended September 30, 2007, which is included in the accompanying Consolidated Statements of Income.

        Acquisition Related Expenditures.    To date, the Company has incurred approximately $12.7 million in costs associated with the merger and financing of the Applebee's transaction. These costs include a portion of the fees payable to the investment banker, charges associated with the Company's due diligence efforts and expenses related to the negotiation and financing of the deal and have been capitalized in other assets in the accompanying Consolidated Balance Sheets as of September 30, 2007.

        Litigation.    On July 26, 2007, New Jersey Building Laborers Pension and Annuity Funds filed a class action lawsuit on behalf of the public shareholders of Applebee's against Applebee's, each member of the Applebee's Board of Directors and the Company. The complaint, which was filed in the Court of Chancery for the State of Delaware (No. 3124), alleges that Applebee's and its directors breached their fiduciary duties to Applebee's stockholders because they failed to properly value Applebee's; failed to shop Applebee's in an open and fair process that was designed to achieve the highest price; and they favored the Company by not shopping Applebee's before agreeing to the proposed acquisition of Applebee's by the Company. The plaintiffs allege that the Company aided and abetted such breaches of fiduciary duties. The suit seeks an injunction of the proposed merger or, alternatively, rescission and unspecified damages in the event that the proposed merger is consummated. The parties to the litigation have agreed in principle to the broad terms of a disclosure-based settlement as described in a Memorandum of Understanding executed on behalf of the parties by their respective attorneys and submitted to the Delaware Court of Chancery on October 12, 2007. As a result, certain disclosures were added to the Applebee's proxy statement in support of the merger.

        To satisfy its fiduciary obligations to the proposed class, plaintiff's counsel has undertaken "confirmatory" discovery to confirm that the terms of the settlement are fair. Assuming that plaintiff's counsel remains satisfied with the settlement after confirmatory discovery, the parties will present the settlement to the court for its approval. A formal stipulation is to be prepared within ten (10) business days of the completion of confirmatory discovery.

        The Company does not believe, based on current knowledge, that the foregoing legal proceedings are likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. Certain forward-looking statements are contained in this report. They use such words as "may," "will," "expect," "believe," "plan," or other similar terminology, and include statements regarding the timing and certainty of closing the Merger, strategic and financial benefits of the Merger, expectations regarding accretion, integration and cost savings, and other financial guidance. These statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to be materially different than those expressed or implied in such statements. These factors include, but are not limited to: risks associated with the implementation of the Company's strategic growth plan; the availability of suitable locations and terms for the sites designated for development; the ability of franchise developers to fulfill their commitments to build new IHOP restaurants in the numbers and time frames covered by their development agreements; legislation and government regulation including the ability to obtain satisfactory regulatory approvals; uncertainty as to whether the Merger will be completed; the failure to obtain the approval of Applebee's stockholders; the inability to obtain, or meet conditions imposed for, applicable regulatory requirements relating to the Merger; the failure of either party to meet the closing conditions set forth in the definitive agreement; the Company's failure to obtain financing for the Merger on satisfactory terms or at all; risks associated with successfully integrating the Company and Applebee's; risks associated with executing the Company's strategic plan for Applebee's; risks associated with the Company's incurrence of significant indebtedness to finance the Merger; the failure to realize the synergies and other perceived advantages resulting from the Merger; costs and potential litigation associated with the Merger; the ability to retain key personnel both before and after the Merger; conditions beyond the Company's control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting the Company's customer base or food supplies or acts of war or terrorism; availability and cost of materials and labor; cost and availability of capital; competition; continuing acceptance of the IHOP, International House of Pancakes and Applebee's brands and concepts by guests and franchisees; the Company's and Applebee's overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices; and other factors discussed from time to time in the Company's and Applebee's press releases, public statements and/or filings with the Securities and Exchange Commission, especially the "Risk Factors" sections of the Annual and Quarterly Reports on Forms 10-K and 10-Q of the Company and Applebee's.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Restaurant Data
Effective restaurants(a)
Franchise	1,151	1,099	1,139	1,088
Company	12	8	12	7
Area license	158	156	159	155

Total	1,321	1,263	1,310	1,250

System-wide(b)
Sales percentage change(c)	7.2%	6.2%	6.6%	7.8%
Same-store sales percentage change(d)	2.0%	1.3%	1.8%	3.1%
Franchise(b)
Sales percentage change(c)	7.3%	6.3%	6.7%	8.1%
Same-store sales percentage change(d)	2.0%	1.3%	1.8%	3.1%
Company
Sales percentage change(c)	30.2%	(2.3)%	36.3%	(15.1)%
Area License(b)
Sales percentage change(c)	3.9%	5.5%	4.3%	6.7%

(a)
"Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)
"System-wide sales" are retail sales at IHOP restaurants operated by franchisees, area licensees and the Company, as reported to the Company. Franchise restaurant sales were $525.2 million and $1,535.0 million for the third quarter and nine months ended September 30, 2007, respectively, and sales at area license restaurants were $51.6 million and $159.9 million for the third quarter and nine months ended September 30, 2007, respectively. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

(c)
"Sales percentage change" reflects, for each category of restaurants, the percentage change in sales in any given fiscal period compared to the prior fiscal period for all restaurants in that category.

(d)
"Same-store sales percentage change" reflects the percentage change in sales, in any given fiscal period compared to the prior fiscal period, for restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and store closures, the restaurants open throughout both fiscal periods being compared will be different from period to period. Same-store sales percentage change does not include data on restaurants located in Florida.

        The following table summarizes our restaurant development and franchising activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Restaurant Development Activity
Beginning of period	1,319	1,264	1,302	1,242
New openings
Company-developed	—	2	—	3
Franchisee-developed	14	12	35	35
International franchisee-developed	—	—	2	—
Area license	—	3	—	6

Total new openings	14	17	37	44
Closings
Company and franchise	(2)	(3)	(7)	(7)
Area license	(3)	—	(4)	(1)

End of period	1,328	1,278	1,328	1,278

Summary—end of period
Franchise	1,161	1,111	1,161	1,111
Company	11	9	11	9
Area license	156	158	156	158

Total	1,328	1,278	1,328	1,278

Restaurant Franchising Activity
Company-developed	—	—	—	—
Franchisee-developed	14	12	35	35
International franchisee-developed	—	—	2	—
Rehabilitated and refranchised	2	—	4	8

Total restaurants franchised	16	12	41	43
Reacquired by the Company	—	—	(6)	(7)
Closed	(2)	(3)	(6)	(7)

Net addition	14	9	29	29

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

        With respect to restaurants developed, the Company receives continuing revenues from the franchisee as follows: (1) a royalty equal to 4.5% of the restaurant's sales; (2) revenue from the sale of certain proprietary products, primarily pancake mixes; and (3) local and national advertising fees totaling approximately 3% of the restaurant's sales, which is allocated between local and national advertising based on agreements with franchisees.

        The following table represents our development commitments including options as of September 30, 2007.

		Scheduled Opening of Restaurants
	Number of Signed Agreements at 9/30/07
		Remainder of 2007	2008	2009	2010 and thereafter	Total
Single-store development agreements	11	4	5	2	—	11
Multi-store development agreements	88	29	73	65	239	406
International development agreements	3	2	2	3	17	24

	102	35	80	70	256	441

        Prior to 2004, we financed and developed the large majority of new IHOP restaurants prior to franchising them (the "Old Business Model"). Under the Old Business Model, when the restaurant was ultimately franchised, we typically became the franchisee's landlord and equipment lessor. Our new business model (the "New Business Model") relies on franchisees to find sources of financing and develop IHOP restaurants. Under the New Business Model, we approve the franchisees' proposed sites but do not contribute capital or become the franchisee's landlord. Under the New Business Model, substantially all new IHOP restaurants are financed and developed by franchisees or area licensees.

Comparison of the third quarter and nine months ended September 30, 2007 and 2006

Overview

        Our results for the third quarter and first nine months of 2007 were impacted by the swap-related interest expense, which was partially offset by an increase in franchise operations profit, due to higher revenues associated with franchise restaurant retail sales. In comparing our financial results for the third quarter and first nine months of 2007 to those in 2006, we note that:

  •
  Franchise operations profit increased by $1.9 million or 7.6% in the third quarter and $5.2 million or 7.2% in the first nine months of 2007;

  •
  Interest expense which is included in our Financing operations increased by $36.3 million or, 1,841.5% in the third quarter and $36.7 million or 616.8% for the first nine months of 2007;

  •
  General and administrative expenses increased by $1.6 million or 9.9% in the third quarter and $1.6 million or 3.3% for the first nine months of 2007;

  •
  Diluted weighted average shares outstanding decreased by 6.6% in the third quarter and 5.6% in the first nine months of 2007; and

  •
  Effective tax rate for the third quarter and first nine months of 2007 was 38.0% and 28.5%, respectively, compared to 37.8% and 38.6% for the first quarter and first nine months of 2006, respectively.

Franchise Operations

        Franchise revenues consist primarily of royalty revenues, sales of proprietary products, advertising fees and the portion of the franchise fees allocated to the Company's intellectual property. Franchise expenses include contributions to the national advertising fund, the cost of proprietary products, pre-opening training expenses and other franchise related expenses. Key factors which can be used in evaluating and understanding our franchise operations segment include:

  •
  Franchise retail sales; and

  •
  Number of restaurants franchised.

        Franchise operations profit, which is franchise revenues less franchise expenses, increased by $1.9 million or 7.6% in the third quarter of 2007 and by $5.2 million or 7.2% in the first nine months of 2007 compared to the same periods in 2006. The increase in franchise operations profit was due to the changes in franchise revenues and expenses discussed below.

        Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales.

        Franchise revenues grew by $2.8 million or 6.1% in the third quarter of 2007 and by $9.1 million or 6.8% in the first nine months of 2007 compared to the same periods in 2006. Franchise revenues grew primarily due to a 7.3% increase in franchise restaurant retail sales in the third quarter and a 6.7% increase in the first nine months of 2007. The increase in franchise restaurant retail sales was primarily attributable to the following:

  •
  Effective franchise restaurants increased by 4.7% in the third quarter and first nine months of 2007; and

  •
  Same-store sales for franchise restaurants increased by 2.0% in the third quarter and by 1.8% in the first nine months of 2007.

        "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Effective franchise restaurants increased by 52 or 4.7% in the third quarter and increased by 51 or 4.7% in the first nine months of 2007 compared to the same periods in 2006 due to new restaurant openings in 2007 and the annualized effect of new restaurant development in 2006.

        Franchise expenses increased by $1.0 million or 4.5% in the third quarter of 2007 and increased by $3.8 million or 6.2% in the first nine months of 2007 compared to the same periods in 2006. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales. The increase in franchise expenses was primarily a result of the increase in franchise restaurant retail sales, increasing advertising costs and the cost of proprietary products.

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

        Rental operations profit, which is rental income less rental expenses, decreased by $0.5 million or 5.4% in the third quarter of 2007 compared to the third quarter of 2006, and decreased by a de minimis amount in the first nine months of 2007 compared to the same period in 2006. Rental operations profit in the third quarter of 2007 decreased primarily as a result of declining deferred rental income from the underlying sub-leases maturing and approaching expiration. Rental operations profit comparisons in the first nine months of 2007 compared to 2006 were impacted by the write-off of deferred rent resulting from terminated subleases on restaurants reacquired in 2006. Deferred rent on operating subleases is the difference between straight-line rent and the actual amount received. Straight-line rent is the amount of rent over the full lease term spread over equal monthly amounts. In the first nine months of 2007, deferred rent in the amount of $0.3 million was written off compared to $0.9 million in the same period in 2006.

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

        Company restaurant operations loss, which is company restaurant sales less company restaurant expenses, was $0.6 million in the third quarter of 2007, which was the same as the loss in the third quarter of 2006. Company restaurant operations loss was $1.8 million in the first nine months of 2007, or 41.6% more than the loss of $1.3 million in the first nine months of 2006. Company restaurant operations loss in the third quarter and first nine months of 2007 was due primarily to lower levels of sales at some recently opened locations in our Cincinnati market. At the end of the third quarter of 2007, we operated 11 restaurants, ten of which are located in our dedicated Company market.

Financing Operations

        Financing revenues consist of franchise fees not allocated to the Company's intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment and interest expense not associated with capital leases. Key factors which can be used in evaluating and understanding our financing operations segment include:

  •
  Changes in franchise and equipment note balances;

  •
  Franchise fees of franchise restaurants, which are based on the number and the average price of company-developed restaurants refranchised; and

  •
  Amount of debt outstanding.

        Financing operations profit, which is financing revenues less financing expenses, decreased by $37.0 million or 1,206.1% in the third quarter of 2007 and decreased by $37.2 million or 400.6% in the first nine months of 2007 compared to the same periods in 2006. The decrease in financing operations profit was primarily a result of an increase in interest expense of $36.7 million due to the Swap agreement and the higher level of debt associated with the March 2007 securitization, as well as the decrease in franchise and equipment note interest due to the expected reduction in franchise fee note balances. As further described under "Liquidity and Capital Resources", we entered into a Swap arrangement in July 2007. The change in fair value of the ineffective portion of the Swap resulted in additional interest expense of $35.6 million for the three months ended September 30, 2007, which is included in the accompanying Consolidated Statements of Income. These decreases were partially offset by an increase in the sale of franchise and equipment net profit margin associated with company-developed and rehabilitated and refranchised restaurants. In the first nine months of 2007, the Company had a net profit margin of $0.3 million associated with four refranchised restaurants, compared to a negative margin of $0.6 million associated with eight refranchised restaurants in the first nine months of 2006.

General and Administrative Expenses

        General and administrative expenses increased by $1.6 million or 9.9% in the third quarter of 2007 compared to the third quarter of 2006, and increased by $1.6 million or 3.3% in the first nine months of 2007 compared to the prior year. The increase in general and administrative expenses in the third quarter and first nine months of 2007 was primarily due to increased expenses related to equity based compensation plans and other compensation. Equity based compensation increased by $1.0 million in the third quarter of 2007 compared to the third quarter of 2006, and increased by $1.3 million in the first nine months of 2007 compared to the same period in the prior year. In addition. in the third quarter of 2007 other compensation increased by $0.4 million compared to the third quarter of 2006.

Early Debt Extinguishment Costs

        Early debt extinguishment costs in the amount of $2.2 million in the first nine months of 2007 resulted from early debt retirement with funds generated by the securitization transaction. These costs include $1.2 million for prepayment penalties as a result of paying off pre-existing debt, and $1.0 million related to the write-off of deferred financing costs.

Provision for Income Taxes

        Our effective tax rates for the third quarter and first nine months of 2007 were 38.0% and 28.5%, respectively, compared to 37.8% and 38.6% for the third quarter and first nine months of 2006, respectively. The decrease in our effective tax rates was primarily due to a release of tax contingency reserves as a result of the expiration of certain statutes of limitations.

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

        On July 15, 2007, the Company entered into an agreement (the "Merger Agreement") to acquire Applebee's International Inc. for $25.50 per share, representing a total transaction value of approximately $2.1 billion (the "Acquisition"). The Company intends to finance the Merger with a combination of debt and equity financing. The debt financing is expected to consist of two separate securitization transactions consisting of an additional issuance of asset-backed notes under the existing IHOP securitization program and the issuance of asset-backed notes under a securitization program to be established for Applebee's assets. The Company has secured a bridge facility commitment to fund the transaction pending the completion of both securitizations. If the asset-backed notes to be issued under both securitization programs have not been sold before the Merger, the Company may utilize up to $2.139 billion of bridge credit facilities (the "Bridge Facilities") provided by Lehman Brothers Inc., Lehman Brothers Commercial Bank and Lehman Commercial Paper Inc. (collectively, "Lehman"). Pursuant to a commitment letter, dated July 15, 2007 (the "Commitment Letter"), Lehman has committed to provide the Bridge Facilities, consisting of (i) a first lien term loan of up to $1.85 billion, (ii) a first lien revolving credit facility of up to $100 million, and (iii) a second lien term loan of up to $189 million.

        Lehman's commitment is subject to the satisfaction of certain customary conditions, including the execution of satisfactory documentation, the consummation of the equity financing described below, its receipt of the Company's and Applebee's interim financial statements and other financial information, the satisfaction of the conditions in the Merger Agreement that are material to the interests of the lenders under the Bridge Facilities, the accuracy of certain specified representations and warranties, the granting of liens for the benefit of the lenders under the Bridge Facilities and the obtaining by the Company of waivers and amendments to the existing IHOP securitization program. The Commitment Letter terminates on the earlier to occur of (i) the consummation of the Merger without utilization of the Bridge Facilities, (ii) the termination of the Merger Agreement and (iii) April 15, 2008. Loans will bear interest at either LIBOR or the higher of (i) the Federal Funds rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, and (ii) the prime commercial lending rate, in each case, plus a certain margin. The Bridge Facilities will be secured by substantially all of Applebee's assets and any assets not subject to the Company's existing financing arrangements.

        The equity financing consists of preferred stock to be sold to MSD SBI, L.P., an affiliate of MSD Capital, L.P. ("MSD"), and affiliates of Chilton Investment Company, LLC (collectively, "Chilton"). The Company has entered into a stock purchase agreement, dated as of July 15, 2007 (the "MSD Stock Purchase Agreement"), with MSD, pursuant to which MSD has agreed to purchase, concurrently with the closing of the Merger, between $50.0 million and $133.8 million of a newly created series of perpetual preferred stock of the Company (the exact dollar amount of the investment to be specified by the Company at least two business days prior to the closing). In addition, the Company has entered into a stock purchase agreement, dated as of July 15, 2007 (the "Chilton Stock Purchase Agreement"), with Chilton, pursuant to which Chilton has agreed to purchase, concurrently with the closing of the Merger, $35.0 million of a newly created series of convertible preferred stock of the Company (convertible into shares of the Company's common stock). MSD's and Chilton's obligation to purchase the preferred stock are subject to specified conditions, including the simultaneous closing of the transaction contemplated by the Merger Agreement.

        On July 16, 2007, IHOP Corp. entered into an interest rate swap transaction (the "Swap") with Lehman Brothers Special Financing Inc. ("LBSFI"), guaranteed by Lehman Brothers Holdings, Inc. ("LBHI"). The Swap is intended to hedge the Company's interest payments on the asset-backed notes expected to be issued between November 2007 and July 2008 under a securitization program to finance the Company's proposed acquisition of Applebee's.

        The Swap sets forth the terms of a five-year interest rate swap in which we would be the fixed rate payer and LBSFI would be the floating rate payer (the "Reference Swap"). The Reference Swap has an effective date of July 16, 2008, a notional amount of $2.039 billion, a floating rate of LIBOR and a fixed rate of 5.694%. The Swap provides that in all cases the Reference Swap will be terminated rather than come into effect.

        The Swap is contingent upon our completing both the acquisition of Applebee's and the related securitization program by July 16, 2008. If either of those events does not occur by that date, the Reference Swap will terminate at no cost to either party unless the acquisition is terminated due to a breach by us. If both of those events do occur by that date, the Reference Swap will be terminated at the time the securitization occurs and the related termination payment by or to us will hedge our interest payments on the asset-backed notes.

        For the quarter ending September 30, 2007, the fair value of the Swap was $70.3 million. Using the Hypothetical Derivative Method we determined that the change in fair value of the effective portion of the Swap amounted to $34.7 million ($21.4 million net of tax effect) and is included as "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets. We also determined, based upon management's estimate of future pay down of the related debt, that the change in fair value of the ineffective portion of the Swap resulted in additional interest expense of $35.6 million for the three months and nine months ended September 30, 2007, which is included in the accompanying Consolidated Statements of Income.

        If the Acquisition is completed, we do not expect to repurchase shares for the remainder of 2007 or throughout 2008, but we plan to resume share repurchases in 2009. We plan to utilize cash flow and proceeds from the sale of assets at Applebee's over the next two to three years to pay down debt.

  Sources and Uses of Cash

        Our primary sources of liquidity are cash provided by operating activities and principal receipts from notes and equipment contracts receivable from our franchisees. Principal uses of cash historically have been common stock repurchases, payments of dividends, capital investment and payments on debt.

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

        Cash provided by operating activities decreased to $46.3 million in the first nine months of 2007 from $53.9 million in the same period in 2006. The decrease was primarily the result of lower taxes payable due to the build up of payables in 2006 associated with the settlement of an IRS tax audit and lower other accrued liabilities, as well as the timing of tax payments in the first quarter of 2007 compared to the first quarter in 2006.

  Share Repurchases and Dividends

        On August 21, 2006, our Board of Directors approved a 2.0 million share increase in the Company's ongoing share repurchase authorization. Based on this and previous share repurchase authorizations, the Company repurchased 1,336,301 shares of common stock for $77.0 million in the first nine months of 2007 under our stock repurchase program. As of September 30, 2007, 0.9 million shares remained available for repurchase from the Company's total share repurchase authorization. Since 2003, the Company has bought back 6.3 million shares for a total of $280.0 million.

        The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. The Company declared a quarterly cash dividend on April 5, 2007, which was paid on May 22, 2007 to stockholders of record as of May 1, 2007. On July 11, 2007, the Company declared a quarterly cash dividend of $0.25 per common share, which was paid on August 21, 2007, to stockholders of record as of July 31, 2007. On October 5, 2007, the Company declared a quarterly cash dividend of $0.25 per common share, payable on November 20, 2007, to stockholders of record as of October 30, 2007. Future dividends will be declared at the discretion of the Board of Directors.

  Debt Instruments and Related Covenants

        On March 16, 2007, the Company refinanced all existing bank indebtedness through a securitization transaction consisting of $175 million of Series 2007-1 Fixed Rate Notes and a securitized financing facility providing for the issuance of up to $25 million of 2007-2 Variable Funding Notes. Please refer to Note 8 in the Notes to the Consolidated Financial Statements for further discussion of the details of this transaction.

Post-Closing Business Strategy for Applebee's U.S. Restaurant Business

        Following the closing of the Applebee's Acquisition, we will seek to apply our core competencies in franchising, development, capital efficiency and cost reduction to effectively manage and grow the Applebee's restaurant business. The following are the business strategies which we expect to implement following completion of the Acquisition:

        Refranchise company-operated restaurants and sell owned real estate.    We intend to implement a strategy that is based on our extensive experience in our transition during the period from 2003 to 2006 from a more capital-intensive development model to a less capital-intensive development model. To implement this strategy, we intend to:

  •
  sell most of the approximately 200 real estate properties owned in fee simple on which the existing company-owned Applebee's restaurants are located in sale/leaseback transactions sometime in 2008; and

  •
  reduce the number of company-owned Applebee's restaurants located in the United States from 508 company-owned restaurants as of July 1, 2007 to between 30 to 40 company-owned restaurants over a period of 24 to 36 months following the closing date by refranchising the company-owned restaurants.

        The net after-tax cash proceeds from the sale of company-owned real property and the refranchising of the company-owned restaurants will be applied to repay debt used to finance the Acquisition. The real estate sale/leaseback and refranchising strategy is also designed to reduce or eliminate on-going operating costs attributable to the refranchised restaurants and reduce the capital requirements associated with Applebee's U.S. restaurant business to approximately $15 million per year.

        Re-energize the Applebee's brand.    We will apply many of the same strategies previously applied by us to our restaurant business in order to drive improved top-line performance and enhance customer demand at Applebee's restaurants. The strategy will be to pinpoint the brand positioning of Applebee's restaurants based on consumer feedback and marketing research, and deliver a clear, focused and consistent message as to the dining experience offered by Applebee's restaurants. As part of this strategy, we will seek to refine the advertising and menu promotion strategy, and to improve and refocus the media strategy. In a manner similar to our approach to the IHOP restaurant business, we intend to establish a clear approach to the physical plant and appearance of Applebee's restaurants by developing a revamped model image while retaining the "neighborhood" characteristics that are a hallmark of Applebee's restaurants. We will also seek to implement a detailed "touch-point" application in order to cause each element of the customer experience at the Applebee's restaurants (e.g., uniforms, silverware, dinnerware and other similar elements) to communicate a unified customer message.

        Improve restaurant operations.    We will seek to improve operations at Applebee's restaurants by improving the quality and consistency of the food through enhanced training, quality control and menu initiatives to simplify and enhance execution across all Applebee's restaurants. We will also seek to emphasize operational excellence and efficiency by engaging franchisees to participate in the revitalization program through the use of a franchisee ratings system and other tools applied by us to improve the performance of our restaurant business. We will also seek to improve overall service levels and operations efficiency through providing new channels for customer feedback. In addition, we will seek to reduce costs and improve supply chain efficiency by capitalizing on supply chain synergies between IHOP restaurants and Applebee's' restaurants.

        Optimize development.    We will seek to continue prudent development of the Applebee's system to optimize growth in revenues and profitability for its franchisees, based on the principle that more profitable franchisees will develop franchise areas more quickly and will have better operations, which will contribute to brand equity. We will seek to expand existing relationships and seek new qualified franchisees through the refranchising initiative. We will also focus on brand message in rolling-out a new remodel design that is intended to help communicate the new, focused customer message.

        Partner with franchisees.    We intend to re-engage the franchisee base, most of whom have extensive qualifications and experience running Applebee's restaurants. We will seek to keep a high level of collaboration with franchisees and will seek feedback from them in order to build a close relationship with the franchisees. The goal of this strategy is better execution and restaurant development by franchisees who feel valued and included in the process.

        There can be no assurance that the strategy described above will be implemented in whole or part, including the sale/leaseback of most of the company-owned real property, and the refranchising of most of the existing company-owned U.S. restaurants, within the anticipated time frame described above. We may elect to discontinue the changes to the operations of the Applebee's U.S. restaurant business described above at any time in our discretion and may make other changes to the operations in response to changes in market conditions and other considerations as we deem appropriate from time to time.

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

Derivative Financial Instruments

        In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks. We account for our derivative instruments under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 and SFAS No. 149. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

        We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. All derivatives are recognized on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in "interest expense" when the hedged transactions are interest cash flows associated with debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income/expense in current earnings during the period of change.

        At inception of the hedge, we choose the Hypothetical Derivative Method of effectiveness calculation, which we must use for the life of the contract and we will measure effectiveness quarterly. When hedge treatment is achieved under SFAS No. 133, the changes in fair values related to the effective portion of the derivatives are recorded in other comprehensive income or in income, depending on the designation of the derivative as a cash flow hedge. We obtain the values on a quarterly basis from the counterparty of the derivative contracts. The ineffective portion of the derivative contract is calculated and recorded in Company's Consolidated Statements of Income at each quarter end.

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

        We adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of our reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

Leases

        Of the 1,161 franchisee-operated restaurants, 62 were located on sites owned by us, 718 were located on sites leased by us from third parties and 381 were located on sites owned or leased by franchisees. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. We recognize rent expense for our operating leases, which have escalating rentals over the term of the lease, on the straight-line basis over the initial term. In addition, the lease term is deemed to commence when we take physical possession of the leased property. Prior to January 2006, we capitalized rent expense through the construction period and reported the related asset in property and equipment. Capitalized rent was amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Beginning in January 2006, we expense rent on a straight-line basis from possession date through restaurant open date as an operating expense, in accordance with FASB Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period". We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of our leases as either operating or capital. Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they accrue.

        Certain of our lease agreements contain tenant improvement allowances. For purposes of recognizing incentives, we amortize the incentives over the shorter of the estimated useful life or lease term. For tenant improvement allowances, we also record a deferred rent liability or an obligation in our non-current liabilities on the consolidated balance sheets.

Stock-Based Compensation

        We account for stock-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award's fair-value as calculated by a Black Scholes Merton option pricing model (the "Black Scholes model") and is recognized as expense ratably over the requisite service period. The Black Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

        Recoverability of the restaurant's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, the carrying amount is written down to the estimated fair value, and a loss resulting from impairment is recognized by a charge to earnings. The fair value is determined by discounting the estimated future cash flows based on our cost of capital.

        Judgments and estimates made by us related to long-lived assets are affected by factors such as economic conditions, changes in franchise historical resale values, and changes in operating performance. As we assesses the ongoing expected cash flows and carrying value of its long-lived assets, these factors could cause us to realize impairment charges which would be reflected in the Consolidated Statements of Income.

New Accounting Pronouncements

        In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS No. 157 may require companies to provide additional disclosures based on that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption or SFAS No. 157 may have on our consolidated financial statements.

        In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option of Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items of fair value. SFAS No. 159's overall objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities, including not-for-profit organization, and most of its provisions apply only to entities that elect the fair value option, although FAS 159's amendment to FAS 115 applies to all entities with available-for-sale and trading securities. This Statement shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the first interim period of earlier fiscal years, provided the entity also elects to early adopt SFAS No. 157, Fair Value Measurements. We are currently evaluating the impact adoption of SFAS No. 159 may have on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There were no material changes from the information contained in the Company's Annual Report on Form 10-K as of December 31, 2006.

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

Changes in Internal Control Over Financial Reporting.

        There have been no significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are party to certain litigation arising in the ordinary course of business which, in the opinion of management, should not have a material adverse effect upon either our consolidated financial position or results of operations.

        On July 26, 2007, New Jersey Building Laborers Pension and Annuity Funds filed a class action lawsuit on behalf of the public shareholders of Applebee's against Applebee's, each member of the Applebee's Board of Directors and the Company. The complaint, which was filed in the Court of Chancery for the State of Delaware (No. 3124), alleges that Applebee's and its directors breached their fiduciary duties to Applebee's stockholders because they failed to properly value Applebee's; failed to shop Applebee's in an open and fair process that was designed to achieve the highest price; and they favored the Company by not shopping Applebee's before agreeing to the proposed acquisition of Applebee's by the Company. The plaintiffs allege that the Company aided and abetted such breaches of fiduciary duties. The suit seeks an injunction of the proposed merger or, alternatively, recission and unspecified damages in the event that the proposed merger is consummated. The parties to the litigation have agreed in principle to the broad terms of a disclosure-based settlement as described in a Memorandum of Understanding executed on behalf of the parties by their respective attorneys and submitted to the Delaware Court of Chancery on October 12, 2007. As a result, certain disclosures were added to the Applebee's proxy statement in support of the merger.

        To satisfy its fiduciary obligations to the proposed class, plaintiff's counsel has undertaken "confirmatory" discovery to confirm that the terms of the settlement are fair. Assuming that plaintiff's counsel remains satisfied with the settlement after confirmatory discovery, the parties will present the settlement to the court for its approval. A formal stipulation is to be prepared within ten (10) business days of the completion of confirmatory discovery.

        The Company does not believe, based on current knowledge, that the foregoing legal proceedings are likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 1A.    Risk Factors.

        There were no material changes from the information contained in the Company's Annual Report on Form 10-K as of December 31, 2006, except the following risks related to the Company's pending acquisition of Applebee's (the "Acquisition").

        We may be unable to complete the Acquisition, which may adversely affect our financial results and operations and the market price of our common stock.    We cannot be assured that the conditions to closing set forth in the Merger Agreement will be satisfied. Failure to complete the Acquisition would prevent us from realizing the anticipated benefits of the Acquisition. In addition, if the Acquisition is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. In addition, if the Acquisition is not completed, we may experience negative reactions from the financial markets and our franchisees and employees. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.

        The conditions of the debt markets are in a state of flux. The market spreads, in general, are widening. This could increase the cost of total indebtedness for us if such conditions exist at the time we complete our financing transactions associated with the Acquisition. As a result of investor concerns about the extent of exposure of bond insurance carriers to risks associated with subprime mortgage debt in recent months, there have been increases in the interest rates at which asset-backed debt can be sold. In addition it appears that there has been a decrease in the number of investors participating in the market. We intend to finance a substantial majority of the acquisition cost with asset-backed debt. We cannot predict the interest rate we will pay to finance the acquisition cost.

        We will incur substantial costs in connection with the Acquisition.    We expect to incur substantial costs associated with the Acquisition. These costs are primarily associated with the fees of attorneys, accountants and our financial advisors. In addition, substantial unanticipated costs may be incurred in connection with the integration of the business of Applebee's with our business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses will offset these costs over time, this net benefit may not be achieved in the near term, or at all.

        We may be unable to successfully integrate the business of Applebee's with our business.    Our ability to realize the anticipated benefits of the Acquisition will depend, in part, on our ability to integrate the business of Applebee's with our business. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits we expect. The difficulties of combining the operations of the companies include, among others:

  •
  unanticipated issues in integrating information, communications and other systems;

  •
  retaining key employees;

  •
  consolidating corporate and administrative infrastructures;

  •
  the diversion of management's attention from ongoing business concerns; and

  •
  coordinating geographically separate organizations.

        We cannot assure you that the combination of Applebee's with us will result in the realization of the full benefits anticipated from the Acquisition.

        If we fail to improve the operations of Applebee's, we may be unable to achieve the expected benefits of the Acquisition.    We intend to effect marketing and operational improvements with a view to improving Applebee's system performance. We may experience delays or difficulties in effecting these improvements. If we are unable to improve Applebee's system performance we may be unable to achieve the expected benefits of the Acquisition.

        We will have more long-term debt after the Acquisition, which could adversely affect our cash flows and business.    As of September 30, 2007, we had outstanding long-term debt of $175.0 million. We intend to finance the Acquisition with up to $2.139 billion of additional long-term debt. As a result of the increase in debt, demands on our cash resources will increase after the completion of the Acquisition. The increased levels of debt could, among other things:

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

        There are risks associated with IHOP's business strategy for Applebee's.    Upon completion of the Acquisition, we expect to apply a new business strategy to the Applebee's restaurant business that includes, among other things, (i) the sale of most of the company-owned real property in sale/leaseback transactions, (ii) the refranchising of most of the company-owned Applebee's restaurants, (iii) specific changes in the manner in which the Applebee's restaurant business is managed and serviced, such as the establishment of purchasing cooperatives on behalf of the franchisees, and (iv) more generally, an improvement to the overall performance of the Applebee's restaurant business by applying many of the same strategies previously applied by us to the IHOP restaurant business.

        The business strategy historically applied by Applebee's to the domestic Applebee's restaurant business provided for a mix of franchised restaurants and company-owned restaurants. The business strategy to be applied following the Acquisition will include strategies applied by us to the IHOP restaurant business. However, the Applebee's restaurant business is different in many respects from the IHOP restaurant business. In particular, the Applebee's restaurant business is part of the casual dining segment of the restaurant business, whereas the IHOP restaurant business is part of the family dining segment of the restaurant business and the Applebee's restaurant business is larger and distributed differently across the United States and appeals to a different segment of the consumer market. Therefore there can be no assurance that the business strategy to be applied to the Applebee's restaurant business following the Acquisition will be suitable to the Applebee's restaurant business or will achieve similar results to the application of such business strategy to the IHOP restaurant business. In particular, the refranchising of company-owned Applebee's restaurants may not improve the performance of such restaurants to the extent anticipated or result in the other intended benefits of the strategy. The conversion of a company-owned Applebee's restaurant to a franchised Applebee's restaurant will reduce the total monthly revenue received from the restaurant because franchise payments will be less than the revenues generated by a company-owned restaurant. However, the conversion of a company-owned Applebee's restaurant to a franchised Applebee's restaurant will be expected to reduce or eliminate the operating costs incurred in connection with the restaurant because the operating costs will be the responsibility of the unaffiliated franchisee that owns and operates the restaurant. The actual benefit from the refranchising of the restaurants is highly uncertain and may be less than anticipated and may not be sufficient to offset the loss of revenues from the conversion of the company-owned Applebee's restaurants. There also can be no assurance that Applebee's and its affiliates will be able to sell most of the company-owned real property or refranchise most of the company-owned Applebee's restaurants on desirable terms or within the anticipated time frame. Finally, the operational improvements initiatives or purchasing initiatives may not be successful or achieve the desired results. In particular, there can be no assurance that the existing franchisees will respond favorably to such initiatives. The concentration of the franchised Applebee's restaurants in a limited number of franchisees magnifies the effect of the response of individual franchisees to such initiatives.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        (a)—(b)    Not applicable

  (c)
  The following table provides information relating to the Company's repurchases of stock during the third quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2007—July 31, 2007	—	$—	—	872,123
August 1, 2007—August 31, 2007	—	$—	—	872,123
September 1, 2007—September 30, 2007	—	$—	—	872,123

Total	—	$—	—	872,123

(1)
Total number of shares repurchased through September 30, 2007 under the stock repurchase plan announced in January 2003 is 6,327,877. This includes 4,991,576 shares repurchased in 2003, 2004, 2005 and 2006.

(2)
The above mentioned stock repurchase plan provided for the repurchase of up to 7.2 million shares, which includes a 2.0 million share increase authorized by our Board of Directors on August 21, 2006.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to IHOP Corp.'s Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference).
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to IHOP Corp.'s Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
*10.1	Commitment Letter, dated July 15, 2007, by and among IHOP Corp., CHLH Corp., Lehman Brothers Commercial Bank, Lehman Brothers Inc. and Lehman Commercial Paper Inc.
11.0	Statement Regarding Computation of Per Share Earnings.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHOP Corp. (Registrant)
October 24, 2007 (Date)	BY:	/s/ JULIA A. STEWART Chairman and Chief Executive Officer (Principal Executive Officer)
October 24, 2007 (Date)		/s/ THOMAS CONFORTI Chief Financial Officer (Principal Financial Officer)