Form 10-K
period 2007-12-31
IHOP CORP
filed 2008-02-28
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2007: $914 million.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 22, 2008
Common Stock, $.01 par value	17,078,256

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 13, 2008 (the "2008 Proxy Statement") are incorporated by reference into Part III.

IHOP CORP. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2007

PART I

Item 1.    Business

Company Overview

        IHOP Corp. (the "Company," "we," "our" or "us") was incorporated under the laws of the State of Delaware in 1976. Our common stock is listed on the New York Stock Exchange and trades under the ticker symbol "IHP". The first International House of Pancakes ("IHOP") restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter we began developing and franchising additional restaurants. In November 2007, we completed the acquisition of Applebee's International, Inc. ("Applebee's") which became a wholly-owned subsidiary of the Company. We own and operate two restaurant concepts in the casual dining and family dining niches: Applebee's Neighborhood Grill and Bar® and IHOP. With more than 3,300 restaurants combined, we are one of the largest full-service restaurant companies in the world.

        Our principal executive offices are located at 450 North Brand Boulevard, Glendale, California 91203-2306 and our telephone number is (818) 240-6055. Our internet address is www.ihop.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other filings with the Securities and Exchange Commission (the "SEC") are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not incorporated into this Annual Report on Form 10-K. Further, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

        This Annual Report on Form 10-K should be read in conjunction with the cautionary statements on page 36 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.—Forward Looking Statements."

Financial Information about Industry Segments

        We identify our segments based on the organizational units used by management to monitor performance and make operating decisions. Our segments are recorded in four categories: franchise operations, company restaurant operations, rental operations, and financing operations. Within each applicable category, we operate two distinct restaurant concepts: Applebee's and IHOP.

  Applebee's

        The franchise operations segment consists of restaurants operated by Applebee's franchisees in the United States, one U.S. territory and 17 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues. Franchise operations expenses include costs related to intellectual property provided to certain franchisees.

        The company restaurant operations segment consists of company-operated restaurants in the United States and China. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs. The operating results of this segment are substantially generated by Applebee's restaurants.

        Rental operations activities are not currently a part of Applebee's business.

        Financing operations activities are not currently a part of Applebee's business.

  IHOP

        The franchise operations segment consists of restaurants operated by IHOP franchisees and area licensees in the United States, one U.S. territory and two countries outside the U.S. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, franchise advertising fees and the portion of the franchise fees allocated to IHOP intellectual property. Franchise operations expenses include advertising expense, the cost of proprietary products and pre-opening training expenses and other franchise-related costs.

        The company restaurant operations segment consists of company-operated restaurants in the United States. In addition, from time to time, restaurants that are reacquired from franchisees are operated by IHOP on a temporary basis. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

        Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The rental operations segment is exclusively generated by IHOP.

        Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

Restaurant Concepts

  Applebee's

        We develop, franchise and operate restaurants in the bar and grill segment of the casual dining industry under the name "Applebee's Neighborhood Grill & Bar®." With 1,976 system-wide restaurants as of December 31, 2007, Applebee's Neighborhood Grill & Bar is one of the largest casual dining concepts in the world, in terms of number of restaurants and market share.

        As of December 31, 2007 franchisees operated 1,465 of these restaurants and 511 restaurants were company-operated. The restaurants were located in 49 states, 18 countries outside of the United States and one U.S. territory. During the one month subsequent to the acquisition, 14 new restaurants were opened, comprised of 12 franchise restaurants and two company restaurants. During 2007, 66 new restaurants were opened by Applebee's prior to the acquisition date ("Predecessor Applebee's"), comprised of 54 franchise restaurants and 12 company restaurants.

        Each Applebee's restaurant is designed as an attractive, friendly, neighborhood establishment featuring moderately-priced high quality food and beverage items, table service and a comfortable atmosphere. Our restaurants appeal to a wide range of customers including young adults, senior citizens and families with children.

  Franchising

        Generally, franchise arrangements consist of a development agreement and separate franchise agreement. Development agreements grant the exclusive right to develop a minimum number of restaurants in a designated geographical area over a specified period of time. The term of a domestic development agreement is generally 20 years. The development agreements provide for an initial development schedule of one to five years as agreed upon by the Company and the franchisee. After the initial development schedule, the Company and the franchisee generally execute a series of two-year supplemental development schedules established by a methodology included within the development agreement and modified as agreed upon by the Company and the franchisee.

        The franchisee enters into a separate franchise agreement for the operation of each Applebee's restaurant. Our standard franchise agreement has a term of 20 years and permits renewal for up to an additional 20 years upon payment of an additional franchise fee. For each restaurant developed, our standard franchise arrangement requires an initial franchisee fee of $35,000 and a royalty fee equal to 4% of the restaurant's monthly net sales. We have agreements with a majority of our franchisees for Applebee's restaurants opened before January 1, 2000, which maintain the existing royalty rate of 4% and extend the initial term of the franchise agreements until 2020. The terms, royalties and advertising fees under a limited number of franchise agreements and the remaining franchise fees under older development agreements vary from the currently offered arrangements.

        Our intention is to refranchise most of Applebee's 510 domestic company-operated restaurants while retaining one company market in Kansas City. Our planned franchising efforts assume we will sell approximately 100 company-operated Applebee's restaurants in 2008, and complete the sale process in 2010.

        We currently have 78 franchise groups, including 35 international franchisees. We have generally selected franchisees that are experienced multi-unit restaurant operators. Most franchisees have operated other restaurant concepts. Our franchisees operate Applebee's restaurants in 43 states in the United States, 17 countries outside of the United States and one U.S. territory. We have assigned development rights to the vast majority of domestic areas in all states except Hawaii and the company-operated markets.

        As of December 31, 2007, there were 1,465 franchise restaurants. During the one month ended December 31, 2007, Applebee's franchisees opened 12 restaurants. Franchisees of Predecessor Applebee's opened 54, 108 and 92 restaurants in 2007, 2006 and 2005, respectively.

  International Franchising

        We continue to pursue franchising of the Applebee's concept as the primary method of international expansion. This strategy includes seeking qualified franchisees that have the resources to open multiple restaurants in each territory and are familiar with the specific local business environment. We currently are focusing on international franchising primarily in Canada, Central and South America, the Mediterranean/Middle East and Mexico. We currently have 35 international franchisees. These franchisees operated 111 Applebee's restaurants as of December 31, 2007. The success of further international expansion will depend on, among other things, local acceptance of the Applebee's concept and our ability to attract qualified franchisees and operating personnel. Our franchisees must comply with the regulatory requirements of the local jurisdictions.

        We work closely with our international franchisees to develop and implement the Applebee's system outside the United States, recognizing commercial, cultural and dietary diversity. These local issues involve the need to be flexible and pragmatic regarding all elements of the system, including menu, restaurant design, restaurant operations, training, marketing, purchasing and financing.

  Franchise Operations

        We continuously monitor franchise restaurant operations, principally through our Franchise Area Directors and our Directors of Franchise Operations. Company and third-party representatives make both scheduled and unannounced inspections of restaurants to ensure that only approved products are in use and that our prescribed operations practices and procedures are being followed. We have the right to terminate a franchise agreement if a franchisee does not operate and maintain a restaurant in accordance with our requirements.

        We maintain a Franchise Business Council which provides input about operations, marketing, product development and other aspects of restaurants for the purpose of improving the franchise system. As of December 31, 2007, the Franchise Business Council consisted of eight franchisee representatives and three members of our senior management team. One franchisee representative, the founder of Applebee's, is a member for life. Franchisees elect the other franchisee representatives annually. The Franchise Business Council is also responsible for the appointment of members to advisory committees related to marketing, supply chain, information technology and product development.

  Company-Operated Restaurants

        Historically, company-operated Applebee's restaurants have been clustered in targeted markets to increase consumer awareness and convenience and enable us to take advantage of operational, distribution and advertising efficiencies. We plan to pursue a strategy which includes transitioning to an approximately 98% franchised system, and to sell the real estate on which company-operated restaurants are situated. We plan to execute this strategy by refranchising most of the 510 Applebee's domestic company-operated restaurants, and selling most of the approximately 200 fee-owned Applebee's properties through sale/leaseback transactions. This heavily franchised business model is expected to demand less capital, generate higher margins, and reduce the volatility of cash flow performance over time.

        During the one month ended December 31, 2007, we opened two restaurants. Franchisees of Predecessor Applebee's opened 12 restaurants in 2007. The following table shows the areas where our company-operated Applebee's restaurants were located as of December 31, 2007:

Area
New England (includes Maine, Massachusetts, New Hampshire, New York, Rhode Island and Vermont)	71
Minneapolis/St. Paul, Minnesota	65
Detroit/Southern Michigan	65
Virginia	60
Texas	59
St. Louis, Missouri/Illinois	57
Kansas City, Missouri/Kansas	34
Washington, D.C. (includes Maryland and Virginia)	32
San Diego/Southern California	26
Las Vegas/Reno, Nevada	15
Central Missouri/Kansas/Arkansas	12
Albuquerque, New Mexico	7
Memphis, Tennessee	7
Shanghai, China	1

511

  Restaurant Development

        We make the design specifications for a typical restaurant available to franchisees, and we retain the right to prohibit or modify the use of any set of plans. Each franchisee is responsible for selecting the site for each restaurant within its territory. We may assist franchisees in selecting appropriate sites, and any selection made by a franchisee is subject to our approval. We also conduct a physical inspection, review any proposed lease or purchase agreement and make available to franchisees demographic and other studies.

  Future Restaurant Development

        Beginning in 2008, we will start the process of refranchising most of our 510 domestic company-operated restaurants. This process is expected to extend into 2010. As these restaurants are refranchised, we will enter into development agreements with franchisees which will set forth requirements for development in each market. In 2008, we expect franchisees to open a total of 50 to 65 new Applebee's restaurants including 30 to 40 domestic franchise restaurants, 20 to 25 international franchise restaurants and no more than two domestic company-operated restaurants.

        The following table represents Applebee's restaurant development commitments for 2008 and 2009. We have disclosed development commitments for only a two-year period as the Applebee's development agreements generally provide for a series of two-year development commitments after the initial development period.

	Scheduled Opening of Restaurants by Year
	2008	2009
Domestic development agreements	33	28
International development agreements	21	17

	54	45

  Composition of Franchise System

        The table below sets forth information regarding the distribution of domestic franchisees in the Applebee's system as of December 31, 2007 by number of restaurants held by franchisees.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One to Ten	12	28%	71	5%
Eleven to Twenty-Five	13	30	243	18
Twenty-Six to Fifty	9	21	326	24
Fifty-One and over	9	21	714	53

Total	43	100%	1,354	100%

        There were 32 international franchisees with 111 restaurants open as of December 31, 2007. All of these franchisees had less than 25 restaurants open as of December 31, 2007. In addition, we had three new international franchisees that had not opened a restaurant as of December 31, 2007.

  Menu

        Applebee's restaurants offer a diverse menu of moderately-priced food and beverage items consisting of traditional favorites and signature dishes. The restaurants feature a broad selection of entrees prepared in a variety of cuisines, as well as appetizers, salads, sandwiches, specialty drinks and desserts. Substantially all Applebee's restaurants offer beer, wine, liquor and premium specialty drinks.

        During 2004, we entered into a five-year exclusive strategic alliance with Weight Watchers International, Inc. to offer Weight Watchers® branded menu alternatives to our guests. As part of our exclusive arrangement with Weight Watchers, we and our franchisees pay a percentage royalty on the total domestic sales of Weight Watchers menu items.

  Marketing and Advertising

        Applebee's has historically concentrated its advertising and marketing efforts primarily on food-specific promotions, as well as on Weight Watchers®, Carside To Go and other Applebee's branded messaging. Our advertising and marketing includes national, regional and local expenditures, utilizing primarily television, radio, direct mail and print media, as well as alternative channels such as the Internet, product placements and the use of third-party retailers to market our gift cards. For the one-month ended December 31, 2007, approximately 4% of Applebee's company restaurant sales were allocated for marketing purposes. This amount includes contributions to the national advertising fund, which develops and funds the specific national promotions, including Weight Watchers and Carside To Go. We focus the remainder of our marketing expenditures on local marketing in areas with company-operated restaurants.

        We currently require domestic franchisees of Applebee's restaurants to contribute 2.75% of their gross sales to the national advertising fund and to spend at least 1% of their gross sales on local marketing and promotional activities. Under the current Applebee's franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales.

  Purchasing

        Maintaining high food quality, system-wide consistency and availability is the central focus of our supply chain program. We establish quality standards for products used in the restaurants, and we maintain a list of approved suppliers and distributors from which we and our franchisees must select. We periodically review the quality of the products served in our domestic restaurants in an effort to ensure compliance with these standards. We have negotiated purchasing agreements with most of our approved suppliers which result in volume discounts for us and our franchisees. We are exploring the feasibility of establishing an independent purchasing co-operative to manage all procurement activities for the Applebee's and IHOP restaurant systems. Due to cultural and regulatory differences, we may have different requirements for restaurants opened outside of the United States.

  IHOP

        We develop, franchise and operate IHOP restaurants, a well known family restaurant chain. As of December 31, 2007, there were a total of 1,344 IHOP restaurants of which (i) 1,176 were subject to franchise agreements, (ii) 157 were subject to area license agreements and (iii) 11 were company-operated restaurants. Franchisees and area licensees are independent third parties who are licensed by us to operate their restaurants using our trademarks, operating systems and methods. We own and operate 10 IHOP restaurants in the Cincinnati market with the additional objective of testing new menu items and operational or procedural systems and for other research and development purposes. We also operate, from time to time on a temporary basis, reacquired IHOP restaurants. IHOP restaurants are located in 49 states in the United States, U.S. Virgin Islands, Canada and Mexico.

        IHOP restaurants feature full table service and moderately priced, high-quality food and beverage offerings in an attractive and comfortable atmosphere. Although the restaurants are best known for their award-winning pancakes, omelets and other breakfast specialties, IHOP restaurants offer a broad array of lunch, dinner and snack items as well. IHOP restaurants are open throughout the day and evening hours, and many operate 24 hours a day.

  Franchising

        Our franchising activities for the years ended December 31, 2007 and 2006 included both company-financed and franchisee-financed development. For clarity of presentation, the discussion below is separated between those activities specific to the Old Business Model and those which apply to the New Business Model.

  Old Business Model

        IHOP franchised restaurants established prior to 2004 under our old business model (the "Old Business Model") were developed by the Company, and required our substantial involvement in all aspects of the development and financing of the restaurants. In particular, under the Old Business Model, we identified the site for a new IHOP restaurant, purchased or leased the site from a third party, built and equipped the restaurant and then franchised it to the franchisee. In addition, IHOP typically financed approximately 80% of the franchise fee over five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period.

        The cash received from a typical franchise arrangement under the Old Business Model included: (a) the franchise fee, a portion of which (typically 20%) was paid upon execution of the franchise agreement; (b) interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes; (c) franchise royalties typically equal to 4.5% of weekly gross sales; (d) income from the subleasing of the leased real property under a franchisee sublease, and income from the leasing of the owned real property under the related leases to franchisees; (e) income from the leasing of equipment under an equipment lease; (f) revenue from the sale of pancake and waffle dry-mixes; and (g) franchise advertising fees. The franchise advertising fees are comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales under the franchise agreement, which was usually collected by us and then paid to a local advertising cooperative to cover the cost of local media purchases and other local advertising expenses and (ii) a national advertising fee equal to 1.0% of weekly gross sales under the franchise agreement. In a few cases, with respect to the reacquired restaurants, or otherwise, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for a period of time in order to assist them in either establishing or reinvigorating their business.

        With respect to the reacquired restaurants, which relate solely to restaurants developed under the Old Business Model, we often have advance warning that a franchisee plans to turn back a restaurant, enabling us to refranchise the restaurant to a new operator without substantial interruption. Where that is not the case, we operate the reacquired restaurant while marketing it to be refranchised. The reacquired restaurants may require investment in remodeling and rehabilitation before being refranchised. As a consequence, our reacquired restaurants often incur operating losses during the period of their rehabilitation. Where appropriate, we continue to enter into franchise arrangements with modified payment terms or other accommodations to the franchisees in a manner consistent with our business practice.

  New Business Model

        Under our current business model which was adopted in January 2003 (the "New Business Model"), a potential franchisee first enters into a single store development agreement or a multi-store development agreement and, upon completion of a prescribed approval procedure, is primarily responsible for the initial development and financing of the new IHOP franchised restaurant. In general, we do not provide any financing arrangement with respect to the franchise fee or otherwise under the New Business Model. Thus, the franchisee uses its own capital and financial resources along with third party financial sources to purchase or lease a site, build and equip the business and fund working capital needs. The principal terms of the franchise agreements entered into under the Old

Business Model and the New Business Model, including the franchise royalties and the franchise advertising fees, are substantially the same except with respect to the terms relating to the franchise fee.

        The cash received from a typical franchise arrangement under the New Business Model includes (a) (i) a location fee equal to $15,000 upon execution of a single store development agreement or (ii) a development fee equal to $20,000 for each IHOP restaurant that the franchisee contracts to develop upon execution of a multi-store development agreement; (b) a franchise fee equal to (i) $50,000 (against which the $15,000 location fee will be credited) for a restaurant developed under a single store development agreement or (ii) $40,000 (against which the $20,000 development fee will be credited) for each restaurant developed under a multi-store development agreement, in each case, paid upon execution of the franchise agreement; (c) franchise royalties equal to 4.5% of weekly gross sales; (d) revenue from the sale of pancake and waffle dry-mixes; and (e) franchise advertising fees. The franchise advertising fees are comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales, which is usually collected by us and then paid to a local advertising cooperative to cover the cost of local media purchases and other local advertising expenses, and (ii) a national advertising fee equal to 1.0% of weekly gross sales.

  Area License Agreements and International Franchise Agreements

        We have entered into three long-term area license agreements covering the state of Florida and the southern most counties of Georgia and the provinces of British Columbia and Ontario, Canada. As of December 31, 2007, the area licenses for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 145 IHOP restaurants, and the area licensees for the provinces of British Columbia and Ontario, Canada operated or sub-franchised a total of 12 IHOP restaurants. The area license agreements provide for royalties ranging from 0.5% to 2.0% of gross sales, and license advertising fees of 0.25% of gross sales and grant the area licensees the right to develop new IHOP restaurants in their respective territories. We also derive revenues from the sale of proprietary products to these area licensees and their sub-franchisees. We treat the revenues from our area licensees as franchise operations revenues for financial reporting purposes.

  Franchise Operations

        IHOP's Operations Department is charged with ensuring that high operational standards are met at all times by our franchisees. Operating standards have been developed in consultation with franchisees and are detailed in the "IHOP Manual of Standard Operations Procedures."

        We value good franchisor/franchisee relations and strive to maintain positive working relationships with our franchisees. We sponsor the IHOP Franchise Board of Advisors, an elected body of IHOP franchisees formed to advise and assist IHOP management with respect to a broad range of matters relating to the operation of IHOP restaurants. The group meets with IHOP management at least quarterly to discuss operational issues, marketing matters, development and construction issues, information technology and many other topics. IHOP management also works closely with the IHOP Franchise Procurement Committee, a group formed to negotiate joint purchase arrangements for food and supplies to take advantage of economies of scale.

  Company-Operated Restaurants

        Company-operated IHOP restaurants are essentially comprised of our IHOP owned restaurants in Cincinnati, Ohio. In addition, from time to time, restaurants developed by us under the Old Business Model are returned by franchisees to us and operated by the Company until refranchised. As of December 31, 2007, there were a total of 11 company-operated restaurants, ten of which were located in the Cincinnati market. The other company-operated restaurant was taken back from a franchisee and subsequently refranchised in February 2008.

        We maintain the company-operated restaurants in Cincinnati primarily to understand key issues our franchisees face and to facilitate the development and testing of new building types, new products and equipment, new operational procedures, and new marketing, brand and design elements.

  Restaurant Development

        Our New Business Model relies on franchisees to obtain their own financing to develop IHOP restaurants. We review and approve the franchisees' proposed sites but do not contribute capital or become the franchisees' landlord. Under the New Business Model, substantially all new IHOP restaurants are financed and developed by franchisees or area licensees. In 2007, our franchisees and area licensees financed and developed 60 additional new restaurants and we developed no additional restaurants in our company operations market in Cincinnati, Ohio.

        New IHOP restaurants are only developed after a stringent site selection process supervised by our senior management. We expect our franchisees to add restaurants to the IHOP system in major markets where we already have a core guest base. We believe that concentrating growth in existing markets allows us to achieve economies of scale in our supervisory and advertising functions. We also look to have our franchisees strategically add restaurants in geographic areas in which we have no presence or our presence is limited.

  Future Restaurant Development

        In 2007, IHOP entered into 30 franchise development agreements. As of December 31, 2007, we had signed commitments from our franchisees to build 347 IHOP restaurants over the next several years plus options for an additional 98 restaurants. This number includes 13 single-store development agreements, 386 multi-store development agreements and 46 international development agreements.

        In 2008, we expect to open a total of 65 to 70 new IHOP restaurants, including 55 to 60 franchise restaurants, three area license restaurants in Florida and five to ten restaurants outside the U.S. or in non-traditional channels.

        The following table represents our IHOP restaurant development commitments, including options, as of December 31, 2007:

		Contractual Openings of Restaurants by Year
	Number of Signed Agreements at 12/31/07	2008	2009	2010	2011 and thereafter	Total
Single-store development agreements	13	8	5	—	—	13
Multi-store development agreements	89	80	64	51	191	386
International development agreements	5	4	4	4	34	46

	107	92	73	55	225	445

        Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors including weather-related delays, other construction delays, and difficulties in obtaining timely regulatory approvals.

  Composition of Franchise System

        The table below sets forth information regarding the distribution of single-store and multi-store franchisees in the IHOP system as of December 31, 2007 by number of restaurants held by franchisee. It does not include information concerning our area licensees or their sub-franchisees.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One	167	46.3%	167	14.2%
Two to Five	147	40.7	404	34.4
Six to Ten	26	7.2	189	16.1
Eleven to Fifteen	9	2.5	111	9.4
Sixteen and over	12	3.3	305	25.9

Total	361	100.0%	1,176	100.0%

  Menu

        The IHOP menu offers a large selection of high-quality, moderately priced products designed to appeal to a broad guest base. These include a wide variety of pancakes, waffles, omelets and breakfast specialties, chicken, steak, sandwiches, salads and lunch and dinner specialties. Most IHOP restaurants offer special items for children and seniors at reduced prices. In recognition of local tastes, IHOP restaurants typically offer regional specialties that complement the IHOP core menu. Our Product Research and Development Department works together with franchisees and our Marketing Department to develop new menu and promotion ideas. These new items are thoroughly evaluated in our test kitchen and in limited regional tests, which include both operational tests and media supported tests, before being introduced throughout the system through core menu updates. The purpose of adding new items and improving existing items is to broaden the appeal of our food to our guests and give them new reasons to return to our restaurants. These efforts are based on consumer research, feedback and benchmarking, which help to identify opportunities to improve existing items as well as for developing new items.

  Marketing and Advertising

        IHOP franchisees and company-operated restaurants contribute a percentage of their sales to local advertising cooperatives and a national advertising fund. Most franchise agreements call for contributions to the local advertising cooperatives equal to 2.0% of gross sales and a contribution of 1.0% of gross sales to the national advertising fund. Area licensees are required to pay lesser amounts toward advertising.

        The local advertising cooperatives have historically used these funds to purchase television advertising time, radio advertising time and place advertisements in printed media or direct mail locally. In addition to these forms of advertising, we encourage other local marketing by our franchisees. These marketing programs often include discount coupons and specials aimed at increasing guest traffic and encouraging repeat business. The national marketing fund is primarily used for the creation of advertising and to defray certain expenses associated with our marketing and advertising functions.

        Beginning in 2005, we and the franchisees agreed to reallocate local marketing and advertising funds in order to take advantage of media buying efficiencies associated with national media. For 2007 and 2008, the franchisees have agreed to reallocate one half of their local advertising fees to national media spending. As a result, more of our television advertising will be seen on national broadcast, syndication and cable media. This will represent a significant increase in the number of people who view our commercials and the frequency with which they see them.

  Purchasing

        IHOP has entered into supply contracts for pancake and waffle dry-mixes and pricing agreements for most major products carried in IHOP restaurants to ensure the availability of quality products at competitive prices. IHOP has also negotiated other agreements or arrangements with food distribution companies to limit markups charged on food and restaurant supplies purchased by individual IHOP restaurants. In some instances, IHOP is required to enter into commitments to purchase food and other items on behalf of the IHOP system as a whole for the purpose of supplying limited time promotions. At December 31, 2007, there were no outstanding purchase commitments. We have developed processes to facilitate the liquidation of any such commitments to minimize financial exposure. To take advantage of economies associated with system-wide volume purchasing, we and our franchisees have developed procurement processes to secure favorable pricing agreements based on system wide ordering. These agreements ensure availability of most major products carried in IHOP restaurants.

Industry Overview and Competition

        The Applebee's and IHOP restaurant chains are among the numerous restaurant chains participating in the $500 billion plus consumer food service market in the United States. The restaurant business is generally categorized into segments by price point ranges, the types of food and types of service experience. These segments include quick service restaurants ("QSR"), family dining, casual dining and fine dining. Each of these segments can be broken down further into the type of food served by the restaurant. For example, the QSR category includes sandwich chains, hamburger chains, and other such chains.

        Applebee's competes in the casual dining segment against national and multi-state operators such as Chili's, T.G.I. Friday's and Ruby Tuesday, among others. In addition, there are many independent restaurants across the country that participate in the casual dining segment. Casual dining restaurants offer full table service and typically have bars or serve liquor. Applebee's is one of the largest casual dining brands in the world, in terms of number of restaurants and market share.

        IHOP competes in the family dining segment against national and multi-state operators such as Denny's, Cracker Barrel Old Country Store, Bob Evans Restaurants and Perkins Restaurant and Bakery. In addition, there are many independent restaurants and diners across the country that participate in the family dining segment. Family dining restaurants offer full table service, typically do not have bars or serve liquor, and usually offer breakfast in addition to lunch and dinner items. IHOP is one of the largest family dining brands in the world, in terms of number of restaurants and market share.

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

        We also compete against other franchising organizations both within and outside the restaurant industry for new franchise developers.

Trademarks and Service Marks

        We own the rights to the "Applebee's Neighborhood Grill & Bar®" service mark and certain variations thereof and to other service marks used in our Applebee's system in the United States and in various foreign countries. In addition, we own trademarks and service marks used in the IHOP system, including "International House of Pancakes," "IHOP" and variations of each, as well as "The Never Empty Coffee Pot," "Rooty Tooty Fresh 'N Fruity," "Harvest Grain 'N Nut," and "Come Hungry, Leave Happy." We have registered or applied to register our material trademarks and service marks with the United States Patent and Trademark Office. We also register new trademarks and service marks from time to time. We will protect our trademarks and service marks by appropriate legal action when necessary.

        In 2006, we became aware of certain technical issues relating to nearly all IHOP registrations and applications filed with the United States Patent and Trademark Office prior to July 5, 1999 (the "Pre-1999 Registrations"), which include registrations for various "IHOP" and "International House of Pancakes" marks, which affected their continued validity and rendered inaccurate certain statements in the Uniform Franchise Offering Circular ("UFOC") used by IHOP after July 5, 1999. We filed applications in the Patent and Trademark Office for new registrations of the Pre-1999 Registrations which are still in use (which applications are still pending) and cancelled the Pre-1999 Registrations which we believed to be invalid.

        We believe that any issues regarding the invalidity of the federal registrations for the affected marks, and the related UFOC misstatements, have not had, and will not have, any material affect on the IHOP restaurants, the IHOP franchisees or the IHOP business. We own in the United States all trademarks and service marks that are material to the IHOP business, including common law rights in the trademarks subject to the Pre-1999 Registrations, derived from established usage of the "IHOP" and "International House of Pancakes" marks and IHOP's presence in 49 states. Our intellectual property rights include such common law rights, along with the newly filed applications, and registrations for marks applied for after July 5, 1999, among them, logos that include the terms "IHOP," "International House of Pancakes" and "Come Hungry. Leave Happy."

        We are not aware of any infringing uses that could materially affect our business, or any prior claim to any rights in the marks which are the subject of the cancelled registrations that would prevent us from using or licensing the use thereof in connection with IHOP restaurants in any area of the United States. In addition, we have taken all corrective actions we believe necessary or appropriate with respect to any misstatements in the UFOCs derived from the invalid trademark registrations, including the filing of amendments to those UFOCs in those states where amended filings are required.

Seasonal Operations

        We do not consider our operations to be seasonal to any material degree.

Government Regulation

        We are subject to Federal Trade Commission ("FTC") regulation and a number of state laws which regulate the offer and sale of franchises. We are also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires us to furnish to prospective franchisees a UFOC containing information prescribed by the FTC Rule.

        State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a number of states. State laws that regulate the offer and sale of franchises require registration of the franchise offering with the state authorities. Those states that regulate the franchise relationship generally require that the franchisor deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, limit the imposition of unreasonable standards of performance on a franchisee and regulate discrimination against franchisees with respect to charges, royalty fees or other fees. Although such laws may restrict a franchisor in the termination and/or non-renewal of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination and/or non-renewal, advance notice to the franchisee of the termination or non-renewal, an opportunity to cure a default and a repurchase of inventory or other compensation upon termination, these provisions have not had a significant effect on franchise operations.

        Each restaurant is subject to licensing and regulation by a number of governmental authorities, which may include liquor license authorities (in the case of Applebee's restaurants) health, sanitation, safety, fire, building and other agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining, or failure to obtain, the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or cause the temporary closure of existing restaurants.

        We are subject to federal and state environmental regulations, but these have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent the development of new restaurants in particular areas.

        Various federal and state labor laws govern our and our franchisees' relationships with our respective employees. These include such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or increased tax reporting and tax payment requirements with respect to employees who receive gratuities could be detrimental to the economic viability of our restaurants.

Environmental Matters

        We are not aware of any federal, state or local environmental laws or regulations that are likely to materially impact our revenues, cash flow or competitive position, or result in any material capital expenditure. However, we cannot predict the effect of possible future environmental legislation or regulations.

Employees

        At December 31, 2007, we employed approximately 32,300 employees, of whom 860 were full-time, non-restaurant, corporate personnel. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Item 1A.    Risk Factors.

Risks Relating to our Restaurant Business

        Shortages or interruptions in the supply or delivery of food supplies or price increases could adversely affect our system-wide sales, revenues or profits.    Our franchised and Company-operated restaurants are dependent on frequent deliveries of fresh produce, groceries and other food and beverage products. This subjects us to the risk of shortages or interruptions in food and beverage supplies which may result from a variety of causes including, but not limited to, shortages due to adverse weather, labor unrest, political unrest, terrorism or other unforeseen circumstances. Such shortages could adversely affect our revenue and profits. Similarly, unanticipated increases in the cost of food and beverage products could adversely affect our revenue and profits. The inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the profits generated by Company-owned restaurants or the payments we receive from franchisees. Although we may establish one or more purchasing cooperatives and procure products and services from such purchasing cooperative on behalf of our restaurants and franchisees, we are under no obligation to do so and may stop maintaining or procuring products and services from such purchasing cooperatives at any time.

        Changing health or dietary preferences may cause consumers to avoid Applebee's and IHOP's brand products in favor of alternative foods.    The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, and the impact on consumer eating habits of new information regarding diet, nutrition and health. Our franchise development and system-wide sales depend on the sustained demand for products and goods for which we control offerings and innovation, but which may be affected by factors we do not control. Changes in nutritional guidelines issued by the United States Department of Agriculture, issuance of similar guidelines or statistical information by federal, state or local municipalities, or academic studies, among other things, may impact consumer choice and cause consumers to select foods perceived as healthier than those that are offered by Applebee's or IHOP restaurants. We may not be able to adequately adapt Applebee's or IHOP restaurants' product lines to keep pace with developments in current consumer preferences, which may result in reductions to the revenues generated by our Company-owned restaurants and the franchise payments we receive from franchisees.

        Negative publicity in connection with unanticipated events may materially and adversely affect our business.     Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, but particularly regarding food quality, food-borne illness, food tampering, obesity, injury or other health concerns with respect to certain foods, whether or not accurate or valid. The risk of food-borne illness or food tampering cannot be completely eliminated. Any outbreak of food-borne illness or other food-related incidents attributed to Applebee's or IHOP restaurants or within the food service industry or any widespread negative publicity regarding the Applebee's or IHOP brands or the restaurant industry in general could have a material adverse effect on our financial condition or results of operations.

        The restaurant industry is highly competitive, and that competition could lower our revenues, margins and market share.    The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants. The restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food. Each Applebee's and IHOP restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick service restaurants, fast-casual restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli, and restaurant services may increase the number and variety of Applebee's and IHOP restaurants' competitors. In addition to the prevailing baseline level of competition, major market players in non-competing industries may choose to enter the food services market. Such increased competition could have a material adverse effect on the financial condition and results of operations of Applebee's or IHOP restaurants in affected markets. Applebee's and IHOP restaurants also compete with other restaurant chains for qualified management and staff, and we compete with other restaurant chains for available locations for new restaurants. Applebee's and IHOP restaurants also face competition from the introduction of new products and menu items by competitors, as well as substantial price discounting, and may continue to do so in the future. Although we may implement a number of business strategies, the future success of new products, initiatives and overall strategies is highly difficult to predict and will be influenced by competitive product offerings, pricing and promotions offered by competitors. Our ability to differentiate the Applebee's and IHOP brands from their competitors, which is in part limited by the advertising budget available to us and consumer perception, cannot be assured. These factors could reduce the gross sales or profitability at Applebee's or IHOP restaurants, which would reduce the revenues generated by Company-owned restaurants and the franchise payments received from franchisees.

        We may have difficulty expanding into new geographic markets in the United States.    We cannot be sure that we will be able to successfully expand or acquire critical market presence for our brands in new geographic markets, as we may encounter well-established competitors with substantially greater financial resources. Our franchisees may be unable to find attractive locations, acquire name recognition, successfully market our products and attract new customers. Competitive circumstances and consumer characteristics in new market segments and new geographic markets may differ substantially from those in the market segments and geographic markets in which we have substantial experience. We cannot assure that our franchisees will be able to profitably operate new franchised restaurants in new geographic markets. Management decisions to curtail or cease investment in certain locations or markets may result in impairment charges.

        We may have difficulty expanding in new markets outside the United States.    We cannot be sure that we will be successful in our international markets or in achieving expected growth. Certain inherent risks are associated with international markets such as foreign currency exchange rate fluctuations, interpretation and application of laws and regulations, lack of political stability, restrictive actions of foreign or United States governmental authorities affecting trade and foreign investment, including protective measures such as export and customs duties and tariffs and restrictions on the level of foreign ownership, import or other business licensing requirements, the enforceability of intellectual property and contract rights, and lower levels of consumer spending on a per capita basis than in the United States.

        Our business is subject to macroeconomic and other factors that may negatively impact our results of operations.    Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect the demographics that are usually "heavy users" of Applebee's or IHOP restaurants. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, taxes, energy, interest or other costs or where the perceived wealth of customers has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions)), our business could experience lower sales and customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants or fast casual dining) or choose alternatives to dining out. Applebee's and IHOP restaurants are also affected by demographic trends, trade areas and traffic patterns near the restaurants. These factors could reduce Applebee's or IHOP restaurant gross sales or profitability and in turn, payments from franchisees.

        A number of other factors, some of which are outside our control, may materially and adversely affect our business.    The sales and profitability of our restaurants and, in turn, payments from our franchisees may be negatively impacted by a number of factors, some of which are outside our control. The most significant are:

  •
  declines in comparable store sales growth rates due to: (i) failing to consistently provide high quality products and innovate new products to retain the existing customer base and attract new customers; (ii) competitive intrusion in a market; (iii) opening new restaurants that may cannibalize the sales of existing restaurants; and (iv) failure of national or local marketing to be effective;

  •
  negative trends in operating expenses such as: (i) increases in food costs including rising commodity costs; (ii) increases in labor costs including increases in minimum wage and other employment laws, immigration reform, increases due to tight labor market conditions, health care and workers compensation costs; and (iii) increases in other operating costs including utilities, lease-related expenses and credit card processing fees;

  •
  the inability to open new restaurants at acceptable sales volumes;

  •
  the inability to increase menu pricing to offset increased operating expenses;

  •
  failure to effectively manage further penetration into mature markets;

  •
  negative trends in other expenses such as interest rates and the cost of construction materials that will affect our ability or our franchisees' ability to maintain and refurbish existing stores;

  •
  the inability to manage a large number of restaurants due to unanticipated changes in executive management, and availability of qualified restaurant management, staff and other personnel;

  •
  the inability to operate effectively in new and/or highly competitive geographic regions or local markets in which we or our franchisees have limited operating experience; and

  •
  the inability to manage a large number of restaurants in many geographic areas with a standardized operational and marketing approach.

        Ownership of real property exposes us to potential liability.    The ownership of real property exposes us to potential environmental liabilities from U.S. Federal, state and local governmental authorities and private lawsuits by individuals and other private businesses. The potential environmental liabilities in connection with the ownership of real estate are highly uncertain. We currently do not have actual knowledge of any environmental liabilities that would have a material adverse effect on the Company. From time to time, our properties have experienced some non-material environmental liabilities. While we are unaware of any material environmental liabilities, it is possible that material environmental liabilities relating to our properties may be exposed or may arise in the future.

        We and our franchisees are subject to a variety of litigation risks that may negatively impact performance.    We and our franchisees are subject to complaints or litigation from guests alleging illness, injury or other food quality, food safety, health or operational concerns. Adverse publicity resulting from such allegations could harm the operation and profitability of the Applebee's or IHOP restaurants, regardless of whether the allegations are valid. Failure to comply with the various U.S. Federal and state labor laws pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor requirements and sales taxes may have a material adverse effect on our business or operations. In addition, employee claims based on, among other things, discrimination, harassment or wrongful termination may divert financial and management resources and adversely affect operations. We and our franchisees are also subject to "dram shop" laws in some states pursuant to which we and our franchisees may be subject to liability in connection with personal injuries or property damages incurred in connection with wrongfully serving alcoholic beverages to an intoxicated person. We may also initiate legal proceedings against franchisees for breach of the terms of their franchise agreements. Each of these claims may reduce the profits generated by Company-owned restaurants and the ability of franchisees to make payments to us. These claims may also reduce the ability of franchisees to enter into new franchise agreements with us. As a franchisor, we may be named a defendant and sustain liability in any legal proceeding against a franchisee under the doctrines of vicarious liability, agency, negligence or otherwise.

        Employment of employees at certain Company-owned restaurants exposes us to potential liability.    We are subject to U.S. Federal, state and local employment laws that expose us to potential liability if we are determined to have violated employment laws by the applicable government authority. The losses that may be incurred as a result of any violation of such employment laws are difficult to quantify. In particular, our subsidiary, Applebee's International, Inc. is party to a number of employment-related and wage-related lawsuits, including a collective action suit filed in July 2006 in a U.S. Federal court in Missouri relating to minimum wage and tip credit for past and present servers and bartenders whose minimum wage calculation included "tip credit." The plaintiffs allege, among other things, that Applebee's International violated the Fair Labor Standards of 1938, as amended (the "Fair Labor Standards Act"), by failing to pay the legally mandated minimum wage for work such as general preparation or maintenance work, for which the employees did not earn tips. We are actively defending against the case and intend to seek decertification of the class, which motion is expected to be heard in early 2009 following discovery proceedings. Since the case is at a very preliminary stage, we cannot currently make an estimate as to the chance of success for the plaintiffs or the magnitude of liability associated with the case if the class is not decertified and if the case is decided against us, significant changes to the timekeeping systems of Applebee's restaurants or increases in employee wage rates may be required. Franchisees, like other restaurant operators, may face similar claims based on their methods of operation.

        Our failure or the failure of our franchisees to comply with federal, state and local governmental regulations may subject us to losses and harm our brands.    The restaurant industry is subject to extensive U.S. Federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages and those relating to building and zoning requirements and employment. We are also subject to licensing and regulation by state and local departments relating to the service of alcoholic beverages, health, sanitation, fire and safety standards, and to laws governing relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. In connection with the continued operation or remodeling of certain restaurants, we or our franchisees may be required to expend funds to meet United States federal, state and local and foreign regulations. The ability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such laws could have an adverse effect on our results of operations. We are subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws contain provisions that supersede the terms of franchise agreements, including provisions concerning the termination or non-renewal of a franchise. Some state franchise laws require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect the us and the franchisees. Changes in, and the cost of compliance with, government regulations could have a material effect on operations.

        We are subject to the Fair Labor Standards Act, various other laws and state and local regulations in the United States and in the foreign countries in which we operate from time to time, governing such matters as minimum-wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the food-service employees in our restaurants are paid at rates related to the United States federal minimum wage or the relevant state minimum wage, and past increases in the United States federal and state minimum wage, as well as changes in the method of calculating the minimum wage and crediting of tips, have increased labor costs, as would future increases. Any increases in labor costs might result in us or our franchisees inadequately staffing Applebee's or IHOP restaurants. Understaffed restaurants could result in reduced gross sales and decreased profits at such restaurants.

        We and our franchisees must also comply with Title III of the Americans with Disabilities Act (the "ADA"). Compliance with the ADA generally requires that public spaces provide reasonable accommodation to disabled individuals and that new commercial spaces or modifications of commercial spaces conform to specific accessibility guidelines unless materially unfeasible. Although newer restaurants are designed to meet the ADA construction standards, some older restaurants may not. A finding of noncompliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants or additional capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely affect our revenue or profits.

        Harm to our brands may have a material adverse effect on our business.    The success of our restaurant business is largely dependent upon brand recognition and the strength of our franchise systems. The continued success of Company-owned restaurants and our franchisees will be directly dependent upon the strength of the Applebee's and IHOP systems. There is no assurance that the prior performance of the Applebee's or IHOP system will be indicative of future results. Changes or problems within the Applebee's or IHOP system or at other locations (e.g., crime, scandal, litigation, negative publicity, on site accidents and injuries or other harm to customers) can have a substantial negative impact on the operations of otherwise successful individual locations. Although each franchisee is required to maintain liability insurance pursuant to its franchise agreements, a successful liability claim could injure the reputation of all Applebee's or IHOP restaurants. Even if unsuccessful, such a claim could cause unfavorable publicity and entail substantial expense.

        Restaurant development plans under development agreements may not be implemented effectively.    We rely on franchisees to develop Applebee's and IHOP restaurants. Development involves substantial risks, including the following:

  •
  the availability of suitable locations and terms for potential development sites;

  •
  the ability of franchisees to fulfill their commitments to build new restaurants in the numbers and the time frame specified in their development agreements;

  •
  the availability of financing to franchisees at acceptable rates and terms;

  •
  delays in completion of construction;

  •
  developed properties not achieving desired revenue or cash flow levels once opened;

  •
  competition for suitable development sites;

  •
  changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the ADA); and

  •
  general economic and business conditions.

        We cannot assure that present or future development will perform in accordance with our expectations. We cannot assure that the development and construction of facilities will be completed, or that any such development will be completed in a timely manner.

        The opening and success of Applebee's and IHOP restaurants depends on various factors, including the demand for Applebee's and IHOP restaurants and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, costs of construction, permit issuance and regulatory compliance, the ability to meet construction schedules, the availability of financing and other capabilities of franchisees. There is no assurance that franchisees planning the opening of restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. It cannot be assured that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards.

        Various factors affecting advertising may materially adversely affect our restaurant business.    We plan to continue our IHOP advertising campaign, "Come hungry. Leave happy", which we believe resonates positively with our customers, as well as continue to shift advertising expenditures from local market spending to coordinate national spending with the support of our franchisees. We will soon launch new advertising to re-establish the brand positioning of Applebee's and deliver a clear and consistent message to consumers regarding the dining experience offered by Applebee's restaurants. This business strategy involves advertising at the national, regional and local levels. If competitors increase spending on advertising and promotion or develop more effective advertising, the cost of advertising increases, or the advertising funds available to us decrease for any reason, including implementation of reduced spending strategies, or the advertising and promotion of the Applebee's and IHOP brands proves to be less effective than that of competitors, our restaurant business could be materially and adversely affected.

Risks Relating to Franchisees

        Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater credit risk.    As of December 31, 2007, Applebee's franchisees operated 1,354 Applebee's restaurants in the United States (which comprised 73% of the total Applebee's restaurants in the United States). As of December 31, 2007, the nine largest Applebee's franchisees owned 714 restaurants, representing 52.7% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a significant level of credit risk in respect of such franchisees. Each of the risks relating to franchisees described in this section is magnified in respect of such franchisees. The risk associated with these franchisees is particularly magnified among those franchisees who are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic franchised territories. In particular, if any of these franchisees experiences financial or other difficulties, they may default on their obligations under their respective franchise agreements including payments to us and the maintenance and improvement of their respective restaurants. If any of these franchisees are subject to bankruptcy or insolvency proceedings, a bankruptcy court may prevent the termination of the related franchise agreements and development agreements. Any franchisee that is experiencing financial difficulties may also be unable to participate in implementing changes to our business strategy. Any franchisee who owns and operates a significant number of Applebee's restaurants who fails to comply with its other obligations under the franchise agreement, such as the quality and preparation of food supplies and maintenance of restaurants, could cause irreparable harm to the Applebee's brand and subject us to potential liability claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. The refranchising of most the Company-owned Applebee's restaurants that is part of our strategy is not expected to reduce the concentration of franchised Applebee's restaurants in a limited number of franchisees because the existing franchisees are the most likely candidates to acquire such Company-owned restaurants. The concentration of the franchised Applebee's restaurants in a limited number of franchisees may also reduce our negotiating power in negotiating the terms of sale of the Company-owned Applebee's restaurants to such franchisees. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. Therefore if any of these existing franchisees experience financial difficulties that do not require them to cede such development rights, future development of Applebee's restaurants in the applicable domestic territories may be materially adversely affected.

        Termination or non-renewal of franchise agreements may disrupt restaurant performance.    Each franchise agreement is subject to termination by us in the event of default by the franchisee after applicable cure periods. Upon the expiration of the initial term of a franchise agreement, the franchisee generally has an option to renew the franchise agreement for an additional term. There is no assurance that franchisees will meet the criteria for renewal or will desire or be able to renew their franchise agreements. If not renewed, a franchise agreement, and payments required thereunder, will terminate. We may be unable to find a new franchisee to replace such lost revenues. Furthermore, while we will be entitled to terminate franchise agreements following a default that is not cured within the applicable grace period, if any, the disruption to the performance of the restaurants could materially and adversely affect our business.

        Franchisees may breach the terms of their franchise agreements in a manner that adversely affects our brands.    Franchisees are subject to specified product quality standards and other requirements pursuant to the related franchise agreements in order to protect our brand and to optimize restaurant performance. However, franchisees may receive through the supply chain or produce defective food or beverage products, which may adversely impact the goodwill of our brands. Franchisees may also breach the standards set forth in their respective franchise agreements.

        Franchisees are subject to potential losses that are not covered by insurance that may negatively impact their ability to make payments to us and perform other obligations under franchise agreements.    Franchisees may have insufficient insurance coverage to cover all of the potential risks associated with the ownership and operation of their restaurants. A franchisee may have insufficient funds to cover unanticipated increases in insurance premiums or losses that are not covered by insurance. Certain extraordinary hazards may not be covered and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, there is no assurance that any loss incurred will not exceed the limits on the policies obtained, or that payments on such policies will be received on a timely basis, or even if obtained on a timely basis, that such payments will prevent losses to such franchisee or enable timely franchise payments. Accordingly, in cases in which a franchisee experiences increased insurance premiums or must pay claims out-of-pocket, the franchisee may not have the funds necessary to pay franchise payments.

        Franchisees generally are not "limited purpose entities", making them subject to business, credit, financial and other risks.    Franchisees may be natural persons or legal entities. Franchisees generally are not "limited-purpose entities," making them subject to business, credit, financial and other risks, which may be unrelated to the operations of Applebee's or IHOP restaurants. These unrelated risks could materially and adversely affect a franchisee and its ability to make its franchise payments in full or on a timely basis. Any such decrease in franchise payments may have a material adverse effect on us. As a result, franchisees may apply for relief under bankruptcy and other laws relating to creditors' rights in the United States and other jurisdictions where their restaurants may be located. In addition, franchisees may be subject to involuntary application of such bankruptcy and other laws. The bankruptcy of a franchisee could adversely affect our ability to collect payments due under the franchise agreement of such franchisee and to protect our rights under, and otherwise realize the value of, such franchise agreement. This may occur as a result of, among other things, application of the automatic stay, delays and uncertainty in the bankruptcy process and the potential rejection of such franchise agreement.

        The number and quality of franchisees is subject to change over time, which may negatively affect our business.    Our Applebee's business is highly concentrated in a limited number of franchisees. We cannot guarantee the retention of any, including the top performing, franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber. The quality of existing franchisee operations may be diminished by factors beyond our control, including franchisees' failure or inability to hire or retain qualified managers and other personnel. Training of managers and other personnel may be inadequate. These and other such negative factors could reduce the franchisee's restaurant revenues, impact payments under the franchise agreements and could have a material adverse effect on us. These negative factors will be magnified by the limited number of existing franchisees.

        The inability of franchisees to fund capital expenditures may adversely impact future growth.    Our business strategy includes revitalizing Applebee's store locations through a new remodel program and other operational changes. The success of that business strategy will depend to a significant extent on the ability of the franchisees to fund the necessary capital expenditures to aid the repositioning and re-energizing of the brand. Labor and material costs expended will vary by geographical location and are subject to general price increases. To the extent the franchisees are not able to fund the necessary capital expenditures, our business strategy may take longer to implement and may not be as successful as we expect, which could have a material adverse effect on our business.

        An insolvency proceeding involving a franchisee could prevent the collection of payments or the exercise of rights under the related franchise agreement.    An insolvency proceeding involving a franchisee could prevent us from collecting payments or exercising any of our other rights under the related franchise agreement. In particular, the protection of the statutory automatic stay that arises by operation of Section 362 of the United States Bankruptcy Code upon the commencement of a bankruptcy proceeding against a franchisee would prohibit us from terminating a franchise agreement previously entered into with a franchisee. Furthermore, a franchisee that is subject to bankruptcy proceedings may reject the franchise agreement in which case we would be limited to a general unsecured claim against the franchisee's bankruptcy estate on account of breach-of-contract damages arising from the rejection. Payments previously made to us by a franchisee that is subject to a bankruptcy proceeding may also be recoverable on behalf of the franchisee as a preferential transfer under the United States Bankruptcy Code.

Risks Relating to Intellectual Property

        Third party claims with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues.    There can be no assurance that third parties will not assert infringement or misappropriation claims against us, or claims that our rights in our trademarks, service marks and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on us or our franchisees if such claims were to be decided against us. If our rights in any intellectual property assets were invalidated or deemed unenforceable, it would permit competing uses of such assets which, in turn, could lead to a decline in restaurant revenues and sales of other branded products and services (if any). If the intellectual property assets became subject to third party infringement, misappropriation or other claims, and such claims were decided against us, then we could be required to develop or adopt non-infringing intellectual property or acquire a license to the intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third party claims.

        If franchisees and other sublicensees do not observe the required quality and trademark usage standards, our brands may suffer reputational damage, which could in turn adversely affect our business.    We sublicense our intellectual property assets to our franchisees and to product suppliers, manufacturers, distributors, advertisers and other third parties. The franchise agreements and other sublicense agreements require that each franchisee or other sublicensee use the intellectual property assets in accordance with established or approved quality control guidelines. However, there can be no assurance that the franchisees or other sublicensees will use the intellectual property assets in accordance with such guidelines. Franchisee and sublicensee noncompliance with the terms and conditions of the governing franchise agreement or other sublicense agreement may reduce the overall goodwill of our brands, whether through failing to meet health and safety standards or to maintain quality control or product consistency, or through participating in improper or objectionable business practices. Franchisees and other sublicensees may refer to our brand improperly in writings or conversation, resulting in the weakening of the distinctiveness of our brands. There can be no assurance that the franchisees or other sublicensees will not take actions that could have a material adverse effect on the reputation of the Applebee's or IHOP brands. Any such actions could have a corresponding material adverse effect on our business and revenues.

        In addition, even if the sublicensee product suppliers, manufacturers, distributors, or advertisers observe and maintain the quality and integrity of the intellectual property assets in accordance with the relevant sublicense agreement, any product manufactured by such suppliers may be subject to regulatory sanctions and other actions by third parties which can, in turn, negatively impact the perceived quality of our restaurants and the overall goodwill of our brands, regardless of the nature and type of product involved. Any such actions could have a material adverse effect on our business, by virtue of, among other things, reducing the public's acceptance of Applebee's or IHOP restaurants, thereby reducing restaurant revenues and corresponding franchise payments to us.

Risks Related to the Applebee's Acquisition

        Our business strategy may not achieve the anticipated results.    We expect to apply a new business strategy to the Applebee's business that includes, among other things, (i) the sale of most of the Company-owned real property in sale/leaseback transactions, (ii) the refranchising of more than 90% of the Company-owned restaurants, (iii) specific changes in the manner in which our business is managed and serviced, such as the establishment of one or more purchasing cooperatives, and the procurement of products and services from such purchasing cooperatives, and (iv) more generally, an improvement to the overall performance of the Applebee's business by applying many of the same strategies we previously applied to the IHOP restaurant business. However, the Applebee's business is different in many respects from the IHOP business. In particular, the Applebee's restaurants are part of the casual dining segment of the restaurant industry whereas the IHOP restaurants are part of the family dining segment, and the Applebee's business is larger and distributed differently across the United States and appeals to a different segment of the consumer market. Therefore, there can be no assurance that the business strategy we apply to the Applebee's business will be suitable or will achieve similar results to the application of such business strategy to the IHOP system. In particular, the refranchising of Company-owned restaurants may not improve the performance of such restaurants and may not reduce the capital expenditures to the extent we anticipate or result in the other intended benefits of the strategy. The conversion of a Company-owned restaurant to a franchised restaurant will reduce the total monthly revenue received by us from the restaurant because we receive all of the revenues generated by a Company-owned restaurant but receive only the franchise payments generated by franchised restaurants. However, we also expect the conversion of a Company-owned restaurant to a franchised restaurant to reduce or eliminate the operating costs we incur in connection with the restaurant because the operating costs will be the responsibility of the franchisee that owns and operates the restaurant. The actual benefit from the refranchising of the restaurants is highly uncertain and may be less than anticipated and may not be sufficient to offset the loss of revenues from the conversion of the Company-owned restaurants.

        There also can be no assurance that we will be able to sell most of the Company-owned real property or refranchise more than 90% of the Company-owned restaurants on desirable terms or within the anticipated time frame. The anticipated proceeds from the sale/leaseback transactions are based on current market values, capitalization ratios and a number of other assumptions. If the market valuations, capitalization ratios or such other assumptions prove to be incorrect, the actual proceeds received from the sale/leaseback transactions may be less than anticipated. Similarly, the anticipated proceeds from the refranchising of the Company-owned restaurants are based on current market values, recent comparable transaction valuations, and a number of other assumptions. The refranchising transactions are not expected to be completed for 24 to 36 months following the November 29, 2007 closing date. If the market rents, comparable transaction valuations or other assumptions prove to be incorrect, the actual proceeds from the refranchising of the Company-owned restaurants may be less than anticipated. In addition, adverse economic, weather or other conditions existing in the states in which Company-owned real property is located may adversely affect our ability to execute the sale/leaseback transactions or the refranchising transactions or to achieve the anticipated returns from such transactions. Market conditions may have changed at the time the refranchising transactions occur. Finally, the operational improvements initiatives or purchasing initiatives may not be successful or achieve the desired results. In particular, there can be no assurance that the existing franchisees or prospective new franchisees will respond favorably to such initiatives.

        The significant costs that we incur in connection with the acquisition may not be offset by cost-savings in the future.    We have incurred substantial costs associated with the Applebee's acquisition. These costs are primarily associated with the fees of attorneys, accountants and our financial advisors. In addition, substantial unanticipated costs may be incurred in connection with the integration of the business of Applebee's with our existing business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset these costs over time, this net benefit may not be achieved in the near term, or at all.

        We may fail to realize the anticipated benefits of the acquisition as a result of risks associated with integrating the business of Applebee's with our existing business.    Our ability to realize the anticipated benefits of the Applebee's acquisition will depend, in part, on our ability to integrate certain aspects of the business of Applebee's with our existing business. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt our business, and may not result in the full benefits we expect. The difficulties of combining the operations of the companies include, among others:

  •
  unanticipated issues in integrating information, communications and other systems;

  •
  retaining key employees;

  •
  consolidating corporate and administrative infrastructures;

  •
  the diversion of management's attention from ongoing business concerns; and

  •
  coordinating geographically separate organizations.

        If we fail to improve the operations of Applebee's, we may be unable to achieve some or all of the expected benefits of the Applebee's acquisition.    We intend to effect marketing and operational improvements with a view to improving Applebee's system performance. We may experience delays or difficulties in effecting these improvements. If we are unable to improve Applebee's system performance, we may be unable to achieve some or all of the expected benefits of the Applebee's acquisition.

        We incurred substantial indebtedness to finance the Applebee's acquisition which could adversely affect our business and limit our ability to plan for or respond to changes in our business.    As of December 31, 2007, we had outstanding long-term debt of $2.3 billion, almost all of which was incurred to finance the acquisition. In addition, we may incur additional debt to the extent permitted under the terms of our debt covenants. Our substantial indebtedness and the fact that a large portion of our cash flow from operations must be used to make principal and interest payments on our indebtedness have important consequences to our business and our shareholders, including:

  •
  reducing funds available for working capital, capital expenditures, acquisitions and other purposes;

  •
  increasing our vulnerability to adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing;

  •
  creating competitive disadvantages compared to other companies with less indebtedness; and

  •
  limiting our ability to apply proceeds from a securities offering or asset sale to purposes other than the repayment of debt.

        In addition, our debt covenants limit our ability to incur additional indebtedness, make investments, pay dividends and engage in other transactions. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

        We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.    Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, if currently anticipated cost savings and operating improvements are not realized on schedule, in the amounts anticipated or at all, or if future borrowings are not available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, cease payments of dividends, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all, or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The table below shows the location and status of the 1,976 Applebee's restaurants as of December 31, 2007:

Location	Franchise	Company- Operated	Total
United States
Alabama	28	—	28
Alaska	2	—	2
Arizona	33	—	33
Arkansas	9	2	11
California	91	27	118
Colorado	30	—	30
Connecticut	11	—	11
Delaware	8	3	11
Florida	108	—	108
Georgia	70	—	70
Idaho	11	—	11
Illinois	55	14	69
Indiana	59	7	66
Iowa	26	—	26
Kansas	19	15	34
Kentucky	31	5	36
Louisiana	17	—	17
Maine	—	11	11
Maryland	14	12	26
Massachusetts	—	32	32
Michigan	20	65	85
Minnesota	2	61	63
Mississippi	14	3	17
Missouri	2	60	62
Montana	7	—	7
Nebraska	19	—	19
Nevada	—	14	14
New Hampshire	—	16	16
New Jersey	53	—	53
New Mexico	11	7	18
New York	96	1	97
North Carolina	55	2	57
North Dakota	10	—	10
Ohio	94	—	94
Oklahoma	20	—	20
Oregon	20	—	20
Pennsylvania	71	2	73
Rhode Island	—	8	8
South Carolina	41	—	41
South Dakota	7	—	7
Tennessee	38	4	42
Texas	34	59	93
Utah	16	—	16
Vermont	—	3	3
Virginia	2	71	73
Washington	37	—	37
West Virginia	15	2	17
Wisconsin	43	4	47
Wyoming	5	—	5

Total Domestic	1,354	510	1,864

International
Bahrain	1	—	1
Brazil	5	—	5
Canada	23	—	23
Chile	2	—	2
China	—	1	1
Ecuador	1	—	1
Egypt	1	—	1
Greece	8	—	8
Guatemala	2	—	2
Honduras	5	—	5
Italy	2	—	2
Jordan	1	—	1
Kuwait	3	—	3
Lebanon	1	—	1
Mexico	44	—	44
Puerto Rico	1	—	1
Qatar	2	—	2
Saudi Arabia	8	—	8
United Arab Emirates	1	—	1

Total International	111	1	112

Totals	1,465	511	1,976

        The table below shows the location and status of the 1,344 IHOP restaurants as of December 31, 2007:

Location	Franchise	Company- Operated	Area License	Total
United States
Alabama	17	—	—	17
Alaska	3	—	—	3
Arizona	33	—	—	33
Arkansas	13	—	—	13
California	224	—	—	224
Colorado	26	1	—	27
Connecticut	5	—	—	5
Delaware	4	—	—	4
Florida	—	—	142	142
Georgia	60	—	3	63
Hawaii	5	—	—	5
Idaho	8	—	—	8
Illinois	51	—	—	51
Indiana	17	—	—	17
Iowa	9	—	—	9
Kansas	16	—	—	16
Kentucky	2	1	—	3
Louisiana	23	—	—	23
Maine	1	—	—	1
Maryland	29	—	—	29
Massachusetts	16	—	—	16
Michigan	17	—	—	17
Minnesota	9	—	—	9
Mississippi	9	—	—	9
Missouri	23	—	—	23
Montana	5	—	—	5
Nebraska	6	—	—	6
Nevada	23	—	—	23
New Hampshire	2	—	—	2
New Jersey	35	—	—	35
New Mexico	11	—	—	11
New York	41	—	—	41
North Carolina	35	—	—	35
North Dakota	1	—	—	1
Ohio	19	9	—	28
Oklahoma	21	—	—	21
Oregon	8	—	—	8
Pennsylvania	16	—	—	16
Rhode Island	1	—	—	1
South Carolina	23	—	—	23
South Dakota	2	—	—	2
Tennessee	28	—	—	28
Texas	162	—	—	162
Utah	19	—	—	19
Virginia	48	—	—	48
Washington	27	—	—	27
West Virginia	5	—	—	5
Wisconsin	13	—	—	13
Wyoming	3	—	—	3
International
Mexico	1	—	—	1
Virgin Islands	1	—	—	1
Canada	—	—	12	12

Totals	1,176	11	157	1,344

        As of December 31, 2007, we operated 511 Applebee's restaurants and 11 IHOP restaurants for a total of 522 company-operated restaurants. Of these restaurants, we leased the building for 82 sites, owned the building and leased the land for 241 sites and owned the land and building for 199 sites.

        Of the 1,176 franchisee-operated IHOP restaurants, 61 were located on sites owned by us, 713 were located on sites leased by us from third parties and 402 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees and all of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the franchisee.

        Of the 511 company-operated Applebee's restaurants, 199 were located on sites owned by us, 312 were located on sites leased by us.

        Our leases of IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Our leases of Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of 5 to 20 years. In addition, our leases in many instances include escalation of rent payments during the initial term and/or during the renewal terms. The leases typically provide for payment of rents in an amount equal to the greater of a fixed amount or a specified percentage of gross sales and for payment by us of taxes, insurance premiums, maintenance expenses and certain other costs. Historically, it has been our practice to seek and extend, through negotiation, those leases that expire without renewal options. However, from time to time, we choose not to renew a lease or are unsuccessful in negotiating satisfactory renewal terms. When this occurs, the restaurant is closed and possession of the premises is returned to the landlord.

        Under our Applebee's franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreement. Because most IHOP franchised restaurants developed by us under our Old Business Model are subleased to the franchisees, IHOP has the ability to regain possession of the subleased restaurant if the franchisee defaults in the payment of rent or other terms of the sublease.

        We currently lease our principal corporate offices in Glendale, California, under a lease expiring in June 2010. In addition, we own a new office building in the Kansas City metropolitan area and lease small executive suite space in various cities across the United States for use as regional offices. The building and land related to an old facility in the Kansas City metropolitan area was sold to a third party in January 2008. We have presented these assets in our consolidated balance sheet under assets held for sale as of December 31, 2007.

Item 3.    Legal Proceedings.

        We are subject from time to time to lawsuits, claims and governmental inspections or audits arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. In the opinion of management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such a nature or involve amounts that would not have a material adverse impact on our business or consolidated financial position.

  New Jersey Building Laborers Pension and Annuity Funds v. Applebee's

        On July 26, 2007, the New Jersey Building Laborers Pension and Annuity Funds filed a putative class action complaint in the Court of Chancery of the State of Delaware for New Castle County against Applebee's International, Inc., its directors, and IHOP Corp. alleging, among other things, that the transaction then proposed with IHOP would be unfair to Applebee's stockholders.

        The parties to the litigation agreed in principle to the broad terms of a disclosure-based settlement as described in a Memorandum of Understanding executed on behalf of the parties by their respective attorneys and submitted to the Delaware Court of Chancery on October 12, 2007. As a result, certain disclosures were added to the Applebee's proxy statement in support of the merger. The parties filed a

Stipulation of the Settlement with the Court on December 7, 2007. A final order approving the settlement was issued on February 27, 2008.

  Gerald Fast v. Applebee's

        The Company is currently defending a collective action filed under the Fair Labor Standards Act styled Gerald Fast v. Applebee's International, Inc., in which named plaintiffs claim that tipped workers in company restaurants perform excessive amounts of non-tipped work for which they should be compensated at the minimum wage. The court has conditionally certified a nationwide class of servers and bartenders who have worked in company-operated Applebee's restaurants since June 19, 2004. Unlike a class action, a collective action requires potential class members to "opt in" rather than "opt out." On February 12, 2008, 5,540 opt-in forms were filed with the court. Conditional certification is granted under a lenient standard and the Company will have an opportunity to have the class de-certified following the close of discovery at the end of 2008. The Company believes it has strong defenses supporting the de-certification of the class, as well as strong defenses to the substantive claims asserted, and intends to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

  Appraisal Rights

        The Delaware General Corporation Law provides appraisal rights to the record holders of shares of any Delaware corporation that is a party to a merger or consolidation, subject to specified exceptions and to compliance with specified procedural requirements. The Company has received notices from stockholders representing 3,197,263 shares of Applebee's stock that they intend to seek an appraisal of those shares instead of accepting the merger consideration of $25.50 per share. No appraisal petition has yet been filed. The Company believes that a strong case can be made that the fair value of Applebee's stock is not higher than the merger consideration, however, at this time, it is not possible to predict what a court might award to appraisal petitioners as the fair value of their stock.

Item 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "IHP". The following table sets forth the high and low closing prices of our common stock on the NYSE, and dividends paid, for each quarter of 2007 and 2006.

	Fiscal Year 2007			Fiscal Year 2006
	Prices			Prices
Quarter			Dividends Paid			Dividends Paid
	High	Low		High	Low
First	$60.21	$51.69	$0.25	$53.80	$45.82	$0.25
Second	60.57	53.19	0.25	51.09	43.94	0.25
Third	71.70	54.22	0.25	48.91	44.06	0.25
Fourth	67.46	35.57	0.25	54.59	46.30	0.25

Holders

        As of January 31, 2008, there were approximately 9,840 registered holders of record of our common stock. That number excludes the beneficial owners of shares held in "street" name through banks, brokers and other financial institutions.

Dividends

        The Company had accrued $1.7 million as dividends for the Series A Perpetual Preferred Stock as of December 31, 2007. The dividends were paid in January 2008.

        The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. Future dividend declarations on the common shares may be made at the discretion of the board of directors after consideration of the Company's earnings, financial condition, cash requirements, future prospects and other factors.

        On January 9, 2008, we declared a quarterly cash dividend of $0.25 per common share. The dividend is payable on February 22, 2008 to stockholders of record on February 1, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2007, regarding shares outstanding and available for issuance under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	541,756	$36.41	857,942
Equity compensation plans not approved by security holders	—	—	—

Total	541,756	$36.41	857,942

        The number of securities remaining available for future issuance includes 721,042 shares and 136,900 shares under our 2001 Stock Incentive Plan and 2005 Stock Incentive Plan for Non-Employee Directors, respectively. Please refer to Note 14 to the accompanying consolidated financial statements for a description of each plan.

Issuer Purchases of Equity Securities

        In January 2003, our Board of Directors authorized a program to repurchase shares of our common stock. The Board approved the repurchase of up to 7.2 million shares of common stock from time to time, depending on market conditions and other factors. The total number of shares repurchased through December 31, 2007 under the stock repurchase program is 6,327,877. This includes 4,991,576 shares repurchased in 2003, 2004, 2005 and 2006.

        No repurchases were made during the fourth quarter of 2007. There remain 872,123 shares which may still be purchased under the authorization.

Stock Performance Graph

        The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Composite Index ("S&P 500") and the Value-Line Restaurants Index ("Restaurant Index") over the five-year period ended December 31, 2007. The graph and table assume $100 invested at the close of trading on the last day of trading in 2002 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Comparison of Five-Year Cumulative Total Return
IHOP Corp., Standard & Poors 500 And Value Line Restaurants Index
(Performance Results Through December 31, 2007)

	2002	2003	2004	2005	2006	2007
IHOP Corp	100.00	164.18	183.61	210.42	241.19	171.99
Standard & Poors 500	100.00	126.38	137.75	141.88	161.20	166.89
Restaurant Index	100.00	147.78	198.84	217.25	269.49	292.36

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and the consolidated balance sheet data for the years ended and as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our audited consolidated financial statements.

	Fiscal Year Ended December 31,
	2007(a)	2006	2005	2004	2003
	(In thousands, except per share amounts)
Revenues
Franchise revenues	$205,757	$179,331	$167,384	$157,584	$140,131
Company restaurant sales	125,905	13,585	13,964	31,564	74,880
Rental income	132,422	132,101	131,626	131,763	117,258
Financing revenues	20,475	24,543	35,049	38,091	72,536

Total revenues	484,559	349,560	348,023	359,002	404,805

Costs and expenses
Franchise expenses	88,054	83,079	78,768	77,402	66,887
Company restaurant expenses	117,435	15,601	15,095	34,701	81,737
Rental expenses	98,402	97,904	98,391	95,392	86,620
Financing expenses	1,215	4,240	12,299	12,556	32,531
General and administrative expenses	81,597	63,543	58,801	59,890	54,575
Interest expense	28,654	7,902	8,322	8,395	8,741
Amortization of intangible assets	1,132	—	—	—	—
Other expense, net	2,147	4,398	4,585	2,387	3,592
Impairment and closure charges	4,326	43	896	14,112	2,187
Loss on derivative financial instrument	62,131	—	—	—	—
Reorganization charges	—	—	—	—	9,085
Early debt extinguishment costs	2,223	—	—	—	—

Total costs and expenses	487,316	276,710	277,157	304,835	345,955

(Loss) income from continuing operations before income taxes	(2,757)	72,850	70,866	54,167	58,850
(Benefit) provision for income taxes	(2,247)	28,297	26,929	20,746	22,068

(Loss) income from continuing operations	(510)	44,553	43,937	33,421	36,782
Income from discontinued operations	30	—	—	—	—

Net (loss) income	$(480)	$44,553	$43,937	$33,421	$36,782

Net (loss) income	$(480)	$44,553	$43,937	$33,421	$36,782
Less: Preferred stock dividends	(1,742)	—	—	—	—

Net (loss) income available to common stockholders	$(2,222)	$44,553	$43,937	$33,421	$36,782

Net (loss) income per common share
Basic	$(0.13)	$2.46	$2.26	$1.62	$1.72

Diluted	$(0.13)	$2.43	$2.24	$1.61	$1.70

Weighted average shares outstanding
Basic	17,232	18,085	19,405	20,606	21,424

Diluted	17,232	18,298	19,603	20,791	21,614

Dividends declared per common share	$1.00	$1.00	$1.00	$1.00	$0.75

Dividends paid per common share	$1.00	$1.00	$1.00	$1.00	$0.75

Balance Sheet Data (end of year)
Cash and cash equivalents	$26,838	$19,516	$23,111	$44,031	$27,996
Restricted cash—current	128,138	—	—	—	—
Restricted cash—non-current	57,962	—	—	—	—
Marketable securities	300	—	—	14,504	45,537
Property and equipment, net	1,139,616	309,737	317,959	326,848	314,221
Total assets	3,831,162	766,250	770,203	821,084	842,197
Long-term debt, net of current maturities	2,263,887	94,468	114,210	133,768	139,615
Capital lease obligations, net of current maturities	168,242	170,412	172,681	173,925	177,664
Stockholders' equity	209,373	289,213	293,846	339,764	382,360

(a)
We acquired Applebee's International, Inc. on November 29, 2007. The results of operations related to this acquisition have been included in our fiscal 2007 consolidated operating results since the date of the acquisition.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially from those expressed or implied by any forward-looking statements. You can identify these forward-looking statements by words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend," "plan," and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading "Risk Factors" in Item 1A above as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

        You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report.

Overview

        IHOP Corp. (the "Company," "we" or "our") was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes ("IHOP") restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter we began developing and franchising additional restaurants. In November 2007, we completed the acquisition of Applebee's International, Inc. ("Applebee's") which became a wholly owned subsidiary of the Company. We own and operate two restaurant concepts in the casual dining and family dining niches: Applebee's Neighborhood Grill and Bar® and IHOP. Reference herein to Applebee's and IHOP restaurants are to those franchise-operated restaurants and company-operated restaurants. Sales of restaurants that are owned by franchises and area licensees are not attributable to the Company. With more than 3,300 restaurants combined, we are one of the largest full-service restaurant companies in the world.

Key Overall Strategies

        We believe the Applebee's acquisition will add a complementary growth vehicle in the casual dining segment of the restaurant industry. We will seek to enhance shareholder value by implementing the following business strategies for Applebee's and IHOP restaurants.

  Applebee's Key Strategies

  Refranchise Company-Operated Restaurants and Sell Owned Real Estate

        We intend to implement a strategy that is based on our experience of transitioning the IHOP business from a more capital-intensive development model to a less capital-intensive development model. To implement this strategy, we intend to:

  •
  enter into sale-leaseback transactions for the approximately 190 company-owned real estate parcels; and

  •
  refranchise approximately 480 company-operated domestic restaurants. This process is expected to extend until 2010.

        We expect to apply the net after-tax cash proceeds from these two initiatives to repay certain principal of the debt issued in conjunction with the Applebee's acquisition. In addition, these two initiatives and the strategic emphasis on franchising going forward are designed to reduce the operating and overhead costs attributable to the domestic company-operated restaurants and reduce the capital requirements needed to operate the business.

  Re-energize the Applebee's Brand

        We will seek to apply many of the same strategies applied previously to the IHOP restaurant business to improve performance and enhance customer demand at Applebee's restaurants. This strategy will emphasize clear brand positioning of Applebee's based on consumer feedback and marketing research and seek to deliver a clear, focused and consistent message relating to the dining experience. In connection with this strategy, we will seek to:

  •
  strengthen our advertising campaign and message;

  •
  improve a selected number of products on the Applebee's menu, as well as reduce the number of items on the menu and change the manner of presentation of the menu;

  •
  establish a clear approach to the appearance of the restaurants by developing a re-vamped remodel image while retaining the "neighborhood" characteristics that are a hallmark of Applebee's; and

  •
  align all elements of the customer experience including uniforms, silverware and plateware to communicate a unified customer message.

  Improve Restaurant Operations

        We will seek to improve operations at Applebee's restaurants by further improving the quality and consistency of the food and guest experience through enhanced training, more effective quality control and menu initiatives. We will require franchisees to participate in this strategy through the use of a new franchisee ratings system and other tools to improve the performance of the Applebee's system. We will also seek to improve overall service levels and operations efficiency by providing new ways to receive customer feedback. In addition, we will seek to reduce costs and improve supply chain efficiency by capitalizing on supply chain synergies between the IHOP system and the Applebee's system.

  Strengthen Company Restaurant Profitability

        We will focus on improving the profitability of company-owned Applebee's restaurants. We will seek to improve food cost margins on limited-time offers by creating higher margin promotions, and on regular menu items by combining purchases within the Applebee's and IHOP systems. We will try to reduce labor costs by simplifying the rollout of new initiatives and limited-time promotions. We also believe there is an opportunity to increase prices at Company operated restaurants.

  Partner with Franchisees

        We will leverage the expertise and qualifications of the current Applebee's franchisee base and will seek to keep a high level of collaboration with franchisees to build a closer relationship.

        There can be no assurance that the strategies described above, when implemented, will achieve the intended results, including the sale-leaseback of the approximately 190 company-owned real parcels and the refranchising of approximately 480 domestic company-operated restaurants, within the expected time frame described above.

  IHOP's Key Strategies

        We pursue growth through a three part strategic framework: (1) energize the IHOP brand; (2) improve operations performance; and (3) maximize franchise development.

  Energize the IHOP Brand

        We seek to energize our brand by continuing our "Come Hungry. Leave Happy" advertising campaign. This message has successfully resonated with our guests for almost five years and we expect to continue with this campaign in the future. In addition, we seek to enhance our media strategies to emphasize national advertising on broadcast, cable and syndicated television and strengthen our product promotion process. Over the last two years, we have shifted the allocation of our media spending towards national advertising. Five of the six media windows utilized by us in 2007 placed significant emphasis on national media spending. We had not utilized any national media prior to 2003. In 2003, we also initiated the strategy of limited time offers on promotional products. Since that time, we have enhanced our execution of this promotional product approach by improving the appeal of these promotions and the franchisees' execution.

        In addition, by the end of 2011, our franchisees will have completed the remodel of all restaurants to our current updated look. We developed new prototype and remodel programs in 2004 which have become the standards for all development and remodel activity going forward. We also launched our "IHOP 'n Go" takeout program in February 2007 and a successful gift card program in 2006 in order to ensure that we remain relevant with our customers and meet their changing dining patterns.

  Improve Operations Performance

        We will seek to continue to improve the operations of the restaurants. During 2003, we established an IHOP franchisee ratings system to evaluate the operational standards of each of our restaurant units. This franchisee rating system is a comprehensive scorecard in which we assign grades that cover mystery shop scores, operational assessment scores and health department ratings, among other things. By December 31, 2007, 85% of all franchisees had received grades of "A" or "B" restaurants. In addition, we intend to continue focusing on making exceptional service a priority for franchisees by providing tools for improved restaurant execution, while highlighting our motto "service is as good as our pancakes." Substantially all IHOP restaurants are using pollable point-of-sale (POS) systems to capture and report a broad range of sales and product mix data. This information is used by management to, among other things, gauge guest acceptance of menu items and the success of promotions and limited time offers.

  Maximize Franchise Development

        Under the New Business Model, IHOP seeks to maximize franchise development by emphasizing the recruitment of franchise developers within and outside the current system in order to grow its revenues. Because of our strong existing franchisee base, since 2003, more than 88% of new restaurants have been opened by pre-existing franchisees. This strategy has proven very successful as franchisees have developed approximately 220 units since the inception of the New Business Model and we have a pipeline of 467 additional new units committed, optioned or pending. In addition, we may take steps to intervene, consolidate, and rehabilitate one or two existing markets if we believe that doing so is advisable in order to fully realize development potential. To effect this strategy, we would repurchase units from certain existing franchisees and package them in a sale to a franchise developer who would commit to maximize development in the market.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates.

        We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Purchase Price Allocation

        The purchase price for acquisitions is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"). The determination of estimated fair values of identifiable intangible assets and certain tangible assets require significant estimates and assumptions, including but not limited to, determining the estimated future cash flows, estimated useful lives of assets and appropriate discount rates. We believe the estimated fair values assigned to the Applebee's assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period under SFAS 141, which is up to one year from the acquisition date, if additional information becomes available that would require changes to our estimates.

Long-Lived Assets

        We assess long-lived and intangible assets with finite lives for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. We consider factors such as the number of years the restaurant has been operated by us, sales trends, cash flow trends, remaining lease life, and other factors which apply on a case-by-case basis. The analysis is performed at the individual restaurant level for indicators of permanent impairment. Recoverability of the restaurant's assets is measured by comparing the assets' carrying value to the undiscounted cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, the carrying amount is written down to the estimated fair value, and a loss resulting from impairment is recognized by charging to earnings. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Goodwill and Intangibles

        Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as (i) any future declines in our operating results, (ii) a decline in the valuation of our common stock, or (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Management's judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

Leases

        Our restaurants are located on (i) sites owned by us, (ii) sites leased by us from third parties and (iii) sites owned or leased by franchisees. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases ("SFAS 13") and subsequent amendments.

        The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. Prior to January 2, 2006, we capitalized rent expense from possession date through construction completion and reported the related asset in property and equipment. Capitalized rent was amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Straight-line rent recorded during the preopening period (construction completion through restaurant open date) was recorded as expense. Commencing January 2, 2006, we expense rent from possession date through restaurant open date, in accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred during a Construction Period. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement. We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of our leases as either operating or capital.

        There is potential for variability in the rent holiday period, which begins on the possession date and ends on the restaurant open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater preopening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).

        For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rents paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume ("contingent rent"). Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above.

        Certain of our lease agreements contain tenant improvement allowances. For purposes of recognizing incentives, we amortize the incentives over the shorter of the estimated useful life or lease term. For tenant improvement allowances, we also record a deferred rent liability or an obligation in our non-current liabilities on the consolidated balance sheets.

        Management makes judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payment that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense that would be reported if different assumed lease terms were used.

Insurance Reserves

        We use estimates in the determination of the appropriate liabilities for general liability, workers' compensation and health insurance. The estimated liability is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. Unanticipated changes in these factors may require us to revise our estimates. We periodically reassess our assumptions and judgments and make adjustments when significant facts and circumstances dictate. A change in any of the above estimates could impact our consolidated statements of earnings, and the related asset or liability recorded in our consolidated balance sheets would be adjusted accordingly. Historically, actual results have not been materially different than the estimates that are described above.

Stock-Based Compensation

        We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). Accordingly, we measure stock-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee's requisite service period using the straight-line method. Under SFAS 123(R), the fair value of each employee stock option and restricted stock award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based compensation. The Black-Scholes model meets the requirements of SFAS 123(R). The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. These inputs are subjective and are determined using management's judgment. If differences arise between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining future stock-based compensation expense. Any such changes could materially impact our operations in the period in which the changes are made and in subsequent periods.

Derivative Financial Instruments

        In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks. We account for our derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

        We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. All derivatives are recognized on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in "interest expense" when the hedged transactions are interest cash flows associated with debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income/expense in current earnings during the period of change.

        At inception of the hedge, we choose the Hypothetical Derivative Method of effectiveness calculation, which we must use for the life of the contract and we will measure effectiveness quarterly.

When hedge treatment is achieved under SFAS 133, the changes in fair values related to the effective portion of the derivatives are recorded in other comprehensive income or loss or in income/expense, depending on the designation of the derivative as a cash flow hedge. We obtain the values on a quarterly basis from the counterparty of the derivative contracts. The undesignated portion of the derivative contract is calculated and recorded in Company's Consolidated Statements of Operations at each quarter end until settled.

Income Taxes

        We provide for income taxes based on our estimate of federal and state income tax liabilities. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayers and respective governmental authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions. We review our tax positions quarterly and adjust the balances as new information becomes available.

        We recognize deferred tax assets and liabilities using the enacted tax rates for the effect of temporary differences between the financial reporting basis and the tax basis of recorded assets and liabilities. Deferred tax accounting requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portions or all of the net deferred tax assets will not be realized. This test requires projection of our taxable income into future years to determine if there will be taxable income sufficient to realize the tax assets. The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made.

        Tax contingency reserves result from our estimates of potential liabilities resulting from differences between actual and audited results. We usually file our income tax returns several months after our fiscal year end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretation of the tax laws. Changes in the tax contingency reserves result from resolution of audits of prior year filings, the expiration of the statute of limitations, changes in tax laws and current year estimates for asserted and unasserted items. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems. Significant changes in our estimates could materially affect our reported results.

        Under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is not longer met. We are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157") which defines fair value, establishes a framework and gives guidance regarding the method used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and may require companies to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 may have on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"). This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements were effective for companies with fiscal years ending after December 15, 2006. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The impact of the initial adoption was not material to our consolidated financial statements and we are in compliance with the measurement date provisions of this statement.

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact adoption of SFAS 159 may have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141(R) in the first quarter of fiscal 2009 and apply the provisions of this statement for any acquisition after the adoption date. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on our consolidated financial statements.

Applebee's Acquisition

        On November 29, 2007, we acquired 100% of the capital stock of Applebee's pursuant to an agreement and plan of merger entered into by us and Applebee's (the "Applebee's acquisition"). The Applebee's acquisition was financed with the net proceeds of the Series 2007-3 Fixed Rate Term Notes, the net proceeds from the issuance of IHOP Corp.'s preferred stock in the aggregate amount of approximately $221 million and the net proceeds of notes issued in a securitization transaction (the

"Applebee's Securitization") involving the transfer of substantially all of Applebee's assets through direct and indirect wholly-owned subsidiaries of Applebee's to a newly formed, special purpose Delaware limited liability company that, together with its subsidiaries, have pledged such assets as collateral under a master indenture securing payment of notes issued thereunder and related obligations. Assets pledged as collateral in connection with the Applebee's Securitization will not be available to make payments on the Series 2007-3 Fixed Rate Term Notes or any other notes issued by the indirect subsidiaries of the Company created to securitize the IHOP restaurant business. The results of operations related to this acquisition have been included in our fiscal 2007 consolidation results since the date of the acquisition.

        The primary reason for the Applebee's acquisition was to add a growth vehicle in the casual dining segment of the restaurant industry. We attribute the goodwill associated with the transaction to the long-term historical performance and the anticipated future performance of Applebee's.

Segment Reporting

        Our revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations, and financing operations. Within the applicable segment, we operate two distinct restaurant concepts: Applebee's and IHOP.

  Applebee's

        The franchise operations segment consists of restaurants operated by Applebee's franchisees in the United States and 17 countries outside the United States and one U.S. territory. Franchise operations revenue consists primarily of franchise royalty revenues. Franchise operations expenses include costs related to intellectual property provided to certain franchisees.

        The company restaurant operations segment consists of company-operated restaurants in the United States and China. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs. The operating results of this segment are substantially generated by Applebee's.

        Rental operations activities are not currently a part of Applebee's business.

        Financing operations activities are not currently a part of Applebee's business.

  IHOP

        The franchise operations segment consists of restaurants operated by IHOP franchisees and area licensees in the United States, one U.S. territory and two countries outside the U.S. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, franchise advertising fees and the portion of the franchise fees allocated to IHOP intellectual property. Franchise operations expenses include advertising expense, the cost of proprietary products and pre-opening training expenses and other franchise-related costs.

        The company restaurant operations segment consists of company-operated restaurants in the United States. In addition, from time to time, restaurants that are reacquired from franchisees are operated by IHOP on a temporary basis. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

        Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The rental operations segment is exclusively generated by IHOP.

        Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

Captive Insurance Subsidiary

        In connection with the acquisition of Applebee's, the Company acquired Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary of Applebee's which provides Applebee's and qualified Applebee's franchisees with workers' compensation and general liability insurance. The captive insurance subsidiary ceased writing insurance prior to the acquisition. Franchise operations expense includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary as of December 31, 2007:

  •
  Franchise premium receivables of approximately $0.4 million included in receivables related to captive insurance subsidiary.

  •
  Cash equivalents and other long-term investments restricted for the payment of claims of approximately $9.8 million are included in restricted assets related to the captive insurance subsidiary.

  •
  Loss reserve related to captive insurance subsidiary of approximately $7.0 million. The current portion of approximately $3.8 million was included in other accrued expenses and the long-term portion of approximately $3.2 million was included in other non-current liabilities.

Restaurant Data

        The following table sets forth, for each of the past three years, the number of effective restaurants in the IHOP system and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year. "Effective restaurants" are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations. Pro forma information on Applebee's restaurant data and restaurant development and franchising activity is presented in the section entitled "Pro forma comparison of the fiscal years ended December 31, 2007 and 2006—Applebee's" herein.

	Year Ended December 31,
	2007	2006	2005
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,144	1,095	1,047
Company	12	8	7
Area license	158	156	151

Total	1,314	1,259	1,205

System-wide(b)
IHOP sales percentage change(c)	6.9%	7.4%	5.4%
IHOP same-store sales percentage change(d)	2.2%	2.5%	2.9%
Franchise(b)
IHOP sales percentage change(c)	7.1%	7.5%	6.2%
IHOP same-store sales percentage change(d)	2.2%	2.5%	2.9%
Company
IHOP sales percentage change(c)	26.0%	(2.7)%	(55.8)%
Area License(b)
IHOP sales percentage change(b)(c)	4.2%	6.5%	8.7%

(a)
"Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which include restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)
"System-wide sales" are retail sales of IHOP restaurants operated by franchisees, area licensees (related to IHOP only) and the Company, as reported to the Company. IHOP franchise restaurant sales were $522.0 million and $2.1 billion for the fourth quarter and fiscal year ended December 31, 2007, respectively, and sales at IHOP area license restaurants were $51.9 million and $211.9 million for the fourth quarter and fiscal year ended December 31, 2007, respectively. Domestic franchise sales for Applebee's restaurants in the 2007 period subsequent to the acquisition date were $319.5 million. Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company.

(c)
"Sales percentage change" reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category.

(d)
"Same-store sales percentage change" reflects the percentage change in sales, in any given fiscal year compared to the prior fiscal year, for restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and store closures, the restaurants open throughout both fiscal periods being compared will be different from period to period. Same-store sales percentage change does not include data on IHOP restaurants located in Florida.

        The following table summarizes IHOP restaurant development and franchising activity:

	Year Ended December 31,
	2007	2006	2005	2004	2003
IHOP Restaurant Development Activity
Beginning of year	1,302	1,242	1,186	1,165	1,103
New openings
Company-developed	—	4	4	6	56
Franchisee-developed	57	57	58	35	13
International franchisee-developed	2	—	—	—	—
Area license	1	8	5	6	5

Total new openings	60	69	67	47	74
Closings
Company	(2)	—	(1)	(11)	(8)
Franchise	(12)	(8)	(10)	(15)	(4)
Area license	(4)	(1)	—	—	—

End of year	1,344	1,302	1,242	1,186	1,165

Summary—end of year
Franchise(a)	1,176	1,132	1,082	1,028	979
Company	11	10	7	10	44
Area license(a)	157	160	153	148	142

Total	1,344	1,302	1,242	1,186	1,165

IHOP Restaurant Franchising Activity
Company-developed	—	—	3	8	72
Franchisee-developed(a)	57	57	58	35	13
International franchisee-developed	2	—	—	—	—
Rehabilitated and refranchised	4	9	26	33	19

Total restaurant franchised	63	66	87	76	104
Reacquired by the Company	(7)	(8)	(23)	(12)	(11)
Closed	(12)	(8)	(10)	(15)	(4)

Net addition	44	50	54	49	89

(a)
We historically reported IHOP restaurants in Canada as franchise restaurants although the restaurants were operated under an area license agreement. Beginning with 2004, Canadian IHOP restaurants are reported as "Area License." Prior year information has been restated to conform to the current year presentation.

Results of Operations

        The following table contains information derived from our consolidated statements of operations expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

	Year Ended December 31,
	2007	2006	2005
Revenues
Franchise operations revenues	42.5%	51.3%	48.1%
Company restaurant sales	26.0	3.9	4.0
Rental operations income	27.3	37.8	37.8
Financing operations revenues	4.2	7.0	10.1

Total revenues	100.0%	100.0%	100.0%

Costs and Expenses
Franchise operation expenses	18.2%	23.8%	22.6%
Company restaurant expenses	24.2	4.5	4.3
Rental operations expenses	20.3	28.0	28.3
Financing operations expenses	0.3	1.2	3.5
General and administrative expenses	16.8	18.2	16.9
Interest expense	5.9	2.3	2.4
Amortization of intangible assets	0.2	0.0	0.0
Other expense, net	0.4	1.3	1.4
Impairment and closure charges	0.9	0.0	0.3
Loss on derivative financial instrument	12.8	0.0	0.0
Early debt extinguishment costs	0.5	0.0	0.0

Total costs and expenses	100.6	79.2	79.6

(Loss) income from continuing operations before income taxes	(0.6)	20.8	20.4
(Benefit) provision for income taxes	(0.5)	8.1	7.7

(Loss) income from continuing operations	(0.1)	12.7	12.6

Income from discontinued operations, net of tax	0.0	0.0	0.0

Net (loss) income	(0.1)%	12.7%	12.6%

Comparison of the fiscal years ended December 31, 2007 and 2006

Overview

        Our 2007 financial results were significantly impacted by one month of Applebee's operations since the date of acquisition, a loss on a derivative financial instrument and increased interest expense on $2.3 billion worth of funded debt. In comparing the Company's financial results for 2007 to those in 2006, we note that:

  •
  net loss of $0.5 million in 2007 was comprised of IHOP net income of $0.8 million offset by Applebee's net loss of $1.3 million;

  •
  IHOP net income decreased in 2007 to $0.8 million from $44.6 million in 2006 primarily due to the loss on derivative financial instrument of $62.1 million ($37.8 million net of tax) in 2007;

  •
  franchise operations profit for IHOP restaurants in 2007 increased by $7.4 million or 7.7% due to higher revenues associated with franchise restaurant retail sales;

  •
  general and administrative expenses for IHOP increased by $5.8 million or 9.1% primarily due to costs related to the Applebee's acquisition; and

  •
  diluted weighted average shares outstanding decreased by 5.8% in 2007.

Franchise Operations

	2007	2006	Variance
Revenues
Applebee's	$14,173	$—	$14,173
IHOP	191,584	179,331	12,253

Total Franchise Revenues	$205,757	$179,331	$26,426

        Consolidated franchise revenues grew by $26.4 million or 14.7% in 2007 as compared to 2006. Consolidated franchise revenues grew due to the Applebee's acquisition which increased franchise revenues by $14.2 million or 7.9%, as well as a 7.1% increase in IHOP franchise restaurant retail sales in 2007 as compared to 2006. The 7.1% increase in IHOP franchise restaurant retail sales was primarily attributable to the following:

  •
  effective IHOP franchise restaurants increased by 4.5%; and

  •
  same-store sales for IHOP franchise restaurants increased by 2.2%.

        "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. IHOP effective franchise restaurants increased by 49 or 4.5% due to new restaurant openings in 2007 and the annualized effect of new restaurant development in 2006.

        In 2007, IHOP had various promotions including the rollout of new menu items in November 2007, and other promotions throughout the year which included "Pancake Surrender," "Fruit Crepe Fever," "Sweet Strawberry Serenade," "Stuffed French Toast Treasures," and "Cinn-A-Stacks Celebration." IHOP also increased national advertising spending (to include an additional promotional period in November and December 2007) over local media spending in 2006 for that period.

        Consolidated franchise expenses increased by $5.0 million or 6.0% in 2007 as compared to 2006, which was primarily due to the increase in franchise expenses for IHOP restaurants in the amount of $4.8 million or 5.8%. IHOP franchise expenses such as advertising and the cost of proprietary products are related to IHOP franchise restaurant retail sales. The increase in IHOP franchise expenses was primarily a result of the 7.1% increase in IHOP franchise restaurant retail sales. Partially offsetting this increase, IHOP franchise expenses benefited from lower incentives to IHOP franchisees for point-of-sale system purchases, as well as a reduction in the amount of financial relief granted to IHOP franchisees. The reduction in franchisee relief granted was primarily due to fewer underperforming restaurants in our system than in previous periods.

Company Restaurant Operations

	2007	2006	Increase
Revenues
Applebee's	$108,784	$—	$108,784
IHOP	17,121	13,585	3,536

Total Company Restaurant Sales	$125,905	$13,585	$112,320

        Total company restaurant sales in 2007 increased by $112.3 million as compared to 2006. The increase in total company restaurant sales was due almost exclusively to the Applebee's acquisition which contributed $108.8 million of the increase. The company restaurant expenses increased by $101.8 million as compared to 2006. This increase was due almost exclusively to Applebee's, which contributed $97.8 million of the increase.

        Company restaurant operations loss, which is income less expenses, for IHOP company restaurants was $2.5 million in 2007, or 23.5% higher than the loss of $2.0 million in 2006. This is primarily due to lower sales per restaurant as well as higher salary and benefits costs.

Rental Operations

        Rental operations profit, which is rental income less rental expenses and exclusively IHOP, decreased by $0.2 million or 0.5% in 2007, as compared to 2006. Rental operations profit in 2007 compared to 2006 was impacted by the write-off of deferred rent resulting from terminated subleases on restaurants reacquired in 2006. Deferred rent on operating subleases is the difference between straight-line rent and the actual amount received. Straight-line rent is the amount of rent over the full lease term spread over equal monthly amounts.

Financing Operations

        Financing operations profit, which is financing revenues less financing expenses, is exclusively attributable to the IHOP business unit. In 2007 financing operations profit decreased by $1.0 million or 5.1% compared to 2006. This decrease was primarily attributable to the decrease in franchise and equipment note interest due to the expected reduction in franchise fee note balances. These decreases were partially offset by an increase in net profit margin on the sale of franchises and equipment associated with company-developed and rehabilitated and refranchised restaurants. In 2007, the Company had a net profit margin of $0.1 million associated with four refranchised restaurants, compared to a negative margin of $0.5 million associated with nine refranchised restaurants in 2006.

Loss on Derivative Financial Instrument

        As further described under "Liquidity and Capital Resources," we entered into a swap arrangement in July 2007. Settlement of the swap resulted in additional interest expense related to the designated portion of $62.1 million for 2007 and $1.2 million of interest expense related to the amortization of other comprehensive loss related to the designated portion of the swap over the expected life of the related debt, which is included in the accompanying Consolidated Statements of Operations.

General and Administrative Expenses

        General and administrative expenses increased by $18.1 million or 28.4% in 2007 compared to the prior year, primarily due to one month of Applebee's expenses in the amount of $12.3 million. General and administrative expenses for IHOP as a percentage of total IHOP operating revenues increased 19.2% in 2007 compared to 18.2% in 2006, primarily due to increased professional services, and increased expenses for equity based compensation. Professional services increased by $3.9 million in 2007 compared to 2006, primarily due to consulting fees related to the integration of Applebee's. Excluding the acquisition-related expenditures of $3.0 million, growth would have been 4.4%. Equity based compensation expenses related to the issuance of additional restricted stock increased by $1.6 million in 2007 compared to 2006. In addition, other compensation increased by $0.5 million compared to 2006.

Interest Expense

        Interest expense increased by $20.8 million in 2007 compared to 2006, primarily due to one month of Applebee's expenses in the amount of $14.6 million which is attributable to interest associated with the securitzation for the acquisition. Interest expense for IHOP increased by $6.1 million or 77.4% in 2007 compared to 2006 as a result of the higher level of debt associated with the securitizations.

Impairment and Closure Charges

        Impairment and closure charges increased to $4.3 million in 2007 from $43,000 in 2006. Impairment and closure charges in 2007 included the impairment of long lived assets for three restaurants closed in 2007, and two currently operated restaurants in Cincinnati. Impairment charges in 2006 were primarily for the impairment of long lived assets on three restaurants. The decision to close or impair the restaurants in 2007 and 2006 was a result of a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria and represented a change in strategy from prior practices. The assets for these restaurants were written down to their estimated fair value.

Early Debt Extinguishment Costs

        Early debt extinguishment costs in the amount of $2.2 million in 2007 resulted from early debt retirement with funds generated by the securitization transactions for IHOP. These costs include the write-off of deferred financing costs in the amount of $1.0 million, and $1.2 million for prepayment penalties as a result of paying off IHOP's pre-existing debt.

Provision for Income Taxes

        We recognized a tax benefit of $2.2 million in 2007 as compared to a tax provision of $28.3 million in 2006. The change was primarily due to the release of certain unrecognized tax benefits as a result of the lapse of statute of limitations, higher compensation related income tax credits, and claims for the refund of income taxes paid in previous years partially offset by changes in state tax rates and state tax laws. These adjustments have a significant impact on the effective tax rate in 2007 because of the decrease in our pretax book income.

Comparison of the fiscal years ended December 31, 2006 and 2005

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

  •
  an increase in general and administrative expenses of $4.7 million or 8.1% (excluding stock-based compensation expense in the amount of $3.9 million in 2006, general and administrative expenses would have increased by $1.1 million or 1.9% in 2006 compared to the prior year); and

  •
  a decrease in diluted weighted average shares outstanding of 6.7%.

Franchise Operations

        Franchise revenues grew by $11.9 million or 7.1% in 2006 compared to 2005. Franchise revenues grew primarily due to a 7.5% increase in franchise restaurant retail sales in 2006 compared to 2005. The 7.5% increase in franchise restaurant retail sales was primarily attributable to the following:

  •
  the number of effective franchise restaurants increased by 4.6%; and

  •
  same-store sales for franchise restaurants increased by 2.5%.

        Effective franchise restaurants increased by 48 or 4.6% due to new restaurant openings in 2006 and the annualized effect of new restaurant development in 2005. The increases in same-store sales for franchise restaurants of 2.5% in 2006 was driven by increased guest traffic that significantly outpaced moderate increases in guest check averages. In 2006, our limited-time promotions, All You Can Eat Pancakes, Funnel Cake Carnival, French Toast Fantasy and Super Rooty Tooty Fresh 'N Fruity, contributed to the increased guest traffic as well as pricing moderation demonstrated by our franchisees which further reinforced IHOP's price/value relationship with guests.

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

Company Restaurant Operations

        Company restaurant operations loss, which is IHOP company restaurant sales less related expenses, was $2.0 million in 2006 or 78.2% more than the loss of $1.1 million in 2005. Company restaurant operations loss in 2006 was due primarily to lower levels of sales at recently opened locations in our Cincinnati market. At the end of the fourth quarter of 2006, we operated ten restaurants, all of which are located in our dedicated IHOP market of Cincinnati, Ohio.

Rental Operations

        Rental operations profit increased by $1.0 million or 2.9% in 2006 compared to 2005. Rental operations profit in 2006 was primarily impacted by the increase in same-store sales for franchise restaurants of 2.5% in 2006.

Financing Operations

        Financing operations profit, which is financing revenues less financing expenses, decreased by $2.4 million or 10.8% in 2006 compared to 2005. This 10.8% decrease in financing operations profit was primarily due to the decrease in franchise and equipment note interest as a result of declining long-term note balances. The Company anticipates long-term note balances to continue to decrease as our franchise fee and equipment notes receivables amortize continually in the future.

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

        Financing expenses decreased by $8.1 million or 65.5% in 2006 compared to 2005. This decrease was primarily due to the decrease in costs associated with the number of restaurants rehabilitated and refranchised in 2006 compared to 2005.

Interest Expense

        Interest expense decreased by $0.4 million or 5.0% in 2006 compared to 2005. This was primarily due to decreased interest expense associated with our conventional debt.

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

Provision for Income Taxes

        Our effective tax rate for 2006 was 38.8% compared to 38.0% in 2005. The increase in our effective tax rates was primarily due to a review and adjustment for higher tax rates in states in which we operate.

Pro Forma Comparison of the fiscal years ended December 31, 2007 and 2006—Applebee's

        The 2007 information includes the 11-month data from Applebee's prior to the acquisition date of November 29, 2007 and the one-month data of Applebee's subsequent to the acquisition date ("Pro Forma 2007"). The 2006 and prior information represents data derived from Applebee's prior to the acquisition date ("Predecessor Applebee's").

Restaurant Data

        The following table sets forth, for each of the past three years, the number of effective restaurants in the Applebee's system and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year.

	Year Ended December 31,
	2007	2006	2005
	(Pro Forma)	(Predecessor Applebee's)
Applebee's Restaurant Data
Effective restaurants(a)
Franchise	1,429	1,353	1,264
Company	513	506	463

Total	1,942	1,859	1,727

System-wide(b)
Applebee's domestic sales percentage change(c)(e)	(0.2)%	8.4%	7.7%
Applebee's domestic same-store sales percentage change(d)(e)	(2.1)%	(0.6)%	1.7%
Franchise(b)
Applebee's domestic sales percentage change (c)(e)	0.1%	7.6%	6.8%
Applebee's domestic same-store sales percentage change(d)(e)	(2.0)%	(0.5)%	2.6%
Company
Applebee's sales percentage change(c)(e)	(0.9)%	10.6%	10.4%
Applebee's same-store sales percentage (d)(e)	(2.2)%	(1.0)%	(0.9)%

(a)
"Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee's system, which include restaurants owned by Applebee's as well as those owned by franchisees.

(b)
"System-wide sales" are retail sales of Applebee's restaurants operated by franchisees and Applebee's as reported to the Company. The Company acquired Applebee's International, Inc. on November 29, 2007. Applebee's system-wide sales information includes the full year. Domestic franchise restaurant sales for Applebee's restaurants were $803.3 million and $3,348.4 million in the fourth quarter and fiscal year ended December 31, 2007, respectively. Domestic franchise sales for Applebee's restaurants in the 2007 period subsequent to the acquisition date were $319.5 million. Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company.

(c)
"Sales percentage change" reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category. The sales percentage changes for Applebee's restaurants for the three months ended December 31, 2007 and 2006 were impacted by a 14th week in 2006. The sales percentage changes for Applebee's restaurants in 2006 and 2007 were impacted by a 53rd week in 2006. In addition, all periods for company-owned Applebee's restaurants exclude the impact of discontinued operations.

(d)
"Same-store sales percentage change" reflects the percentage change in sales, in any given fiscal year compared to the prior fiscal year, for restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and store closures, the restaurants open throughout both fiscal periods being compared will be different from period to period.

(e)
These amounts represent changes for Applebee's restaurants for the full year. We acquired Applebee's on November 29, 2007. The change in Applebee's store sales and same-store sales was (5.1)% and (4.5)%, respectively, for the five-week period in the 2007 period subsequent to the acquisition date. The change in domestic franchise restaurant store sales and same-store sales, as reported to the Company, was (2.4)% and (5.0)%, respectively, for the five-week period in the 2007 period subsequent to the acquisition date. The change in domestic system store sales was (3.1)% and (4.8)%, respectively, for the five-week period in the 2007 period subsequent to the acquisition date.

        The following table summarizes Applebee's restaurant development and franchising activity:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Pro forma)	(Predecessor Applebee's)
Applebee's Restaurant Development Activity
Beginning of year	1,930	1,804	1,671	1,585	1,496
New openings
Company-developed	14	35	52	32	26
Franchisee-developed	66	108	92	77	74

Total new openings	80	143	144	109	100
Closings
Company	(24)	(4)	(1)	(1)	(2)
Franchise	(10)	(13)	(10)	(22)	(9)

End of year	1,976	1,930	1,804	1,671	1,585

Summary—end of year
Franchise	1,465	1,409	1,318	1,247	1.202
Company	511	521	486	424	383

Total	1,976	1,930	1,804	1,671	1,585

Applebee's Restaurant Franchising Activity
Domestic franchisee-developed	44	90	78	66	67
International franchisee-developed	22	18	14	11	7
Refranchised	—	—	—	—	9

Total restaurant franchised	66	108	92	77	83
Reacquired by the Company	—	(4)	(11)	(10)	(11)
Closed	(10)	(13)	(10)	(22)	(9)

Net addition	56	91	71	45	63

Results of Operations

        The following table illustrates the full year comparative pro forma information on certain financial results of Applebee's on a stand-alone basis as compared to Predecessor Applebee's for 2006. The pro forma financial information is presented for reference only and should not be construed as representative of future operating results. The pro forma results for 2007 contained 52 weeks while 2006 contained 53 weeks.

	2007	2006
	(Pro Forma)	(Predecessor Applebee's)
	(In thousands)
Franchise revenues	$143,697	$141,663
Company restaurant sales	1,158,537	1,168,703
Franchise expenses	$1,528	$2,699
Company restaurant expenses	1,039,126	1,021,493
General and administrative expenses	198,820	140,824

Franchise Operations

        Pro forma Applebee's franchise revenues in 2007 increased 1.4% from $141.7 million to $143.7 million as compared to 2006 primarily due to an increase in effective restaurants from 1,353 restaurants in 2006 to 1,429 restaurants in 2007. This increase was partially offset by a decrease in franchise revenues due to the impact of an extra week in 2006 and a decrease in domestic same-store sales of 2.0% in 2007 as compared to 2006.

        Pro forma Applebee's franchise expenses in 2007 decreased 43.4% from $2.7 million in 2006 to $1.5 million in 2007. This decrease was due primarily to a decrease in claims expense recognized related to the captive insurance subsidiary.

Company Restaurant Operations

        Pro forma Applebee's company restaurant sales for the full fiscal year in 2007 decreased 0.9% from $1,168.7 million in 2006 to $1,158.5 million in 2007. This decrease was due primarily to the impact of the extra week in 2006 as compared to 2007 and a decline in guest traffic of approximately 4%. This decrease was partially offset by an increase in guest check of approximately 2% as well as an increase in the effective number of company restaurants of approximately 1%. Company same-store sales decreased by 2.2% in 2007 as compared to 2006.

        Pro forma company restaurant operation profit for Applebee's company restaurants decreased by $27.8 million from $147.2 million in 2006 to $119.4 million in 2007. The components of company restaurant expenses, as a percentage of company restaurant sales, were as follows:

	2007	2006	Variance
	(Pro forma)	(Predecessor Applebee's)
Food and beverage	26.9%	26.7%	0.2%
Labor	34.9	33.6	1.3
Direct and occupancy	27.8	26.8	1.0
Pre-opening expense	0.2	0.4	(0.2)

Total Cost of Company Restaurant Sales	89.7%	87.4%	2.3%

Percentages may not add due to rounding.

        Total food and beverage costs increased by 0.2% in 2007 as compared to 2006. This increase was due primarily to the unfavorable impact of a shift in menu mix and higher food costs related to Applebee's menu promotions which was partially offset by menu price increases of approximately 2.7%.

        Total labor costs increased by 1.3% in 2007 as compared to 2006. The increase in 2007 was due primarily to higher restaurant management salaries and hourly wage rates including the impact of state minimum wage rate increases as well as higher management incentive compensation.

        Direct and occupancy costs increased by 1.0% in 2007 as compared to 2006 due primarily to lower sales volumes at company restaurants which resulted in unfavorable year-over-year comparisons for depreciation and rent, as a percentage of sales, due to their relatively fixed nature as well as higher repairs and maintenance and credit card usage expense. This increase was partially offset by lower kitchen and dining supplies expense.

        Pre-opening expense decreased by 0.2% in 2007 as compared to 2006 due to the number of company restaurant openings.

General and Administrative Expenses

        General and administrative expenses as a percentage of sales increased from 10.7% in 2006 to 15.3% in 2007. The increase was due primarily to additional stock-based compensation recognized and severance costs accrued for employees who are expected to be terminated in connection with the Applebee's acquisition as well as the costs related to the exploration of strategic alternatives for enhancing shareholder value.

Liquidity and Capital Resources of the Company

        We currently anticipate that our cash and cash equivalents, together with expected cash flows from operations sale-leaseback and refranchising will be sufficient to meet our anticipated cash requirements for working capital, retirement of securitized debt, capital expenditures and other obligations for at least the next 12 months.

Cash Flows

        Our primary sources of liquidity are cash provided by operating activities and principal receipts from notes and equipment contracts receivable from our franchisees. Moreover, proceeds from the securitization transactions which were completed during 2007 provided an additional source of cash. Principal uses of cash were the purchase of Applebee's, payments on debt, payments of dividends, capital investment and common stock repurchases.

        In summary, our cash flows were as follows:

	2007	2006	2005
	(In thousands)
Net cash provided by operating activities	$106,323	$64,859	$55,353
Net cash (used in) provided by investing activities	(1,937,392)	9,296	24,348
Net cash provided by (used in) financing activities	1,838,391	(77,750)	(100,621)

Net increase (decrease) in cash and cash equivalents	$7,322	$(3,595)	$(20,920)

Operating Activities

        Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, operating earnings from our company-operated restaurants and rental operations profit from our leases. Franchise revenues consist of royalties, IHOP advertising fees, and sales of proprietary products for IHOP which fluctuate with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee's restaurants by our franchisees and by fluctuations in same-store sales. Company-operated operating earnings are impacted by many factors which include but are not limited to changes in traffic pattern, pricing activities and changes in operating expenses. Rental operations profit is rental income less rental expenses. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

        Cash provided by operating activities increased to $106.3 million in 2007 from $64.9 million in 2006. The increase was due primarily to one month of Applebee's operating activities offset by the decrease in net income as a result of an increase in interest expense of $68.2 million due to the swap agreement (as described in Item 7A) and the higher level of debt associated with the March 2007 and November 2007 securitizations.

Investing Activities

        Net cash used in investing activities in 2007 was primarily attributable to the $2.0 billion acquisition of Applebee's, net of cash acquired and accrued acquisition costs, and $11.9 million in capital expenditures, of which $9.1 million related to Applebee's, offset by $16.6 million in principal receipts from notes and equipment contracts receivable. Net cash provided by investing activities in 2006 and 2005 was primarily attributable to principal receipts from notes and equipment contracts receivables, offsetting capital expenditures. IHOP capital expenditures were $2.8 million, $9.4 million and $7.4 million in 2007, 2006 and 2005, respectively. The decrease in 2007 was primarily due to the timing of costs associated with the continued development of our dedicated company operations market in Cincinnati, Ohio. There were zero, four and four restaurants developed in our dedicated company operations market in 2007, 2006 and 2005, respectively.

        The following table represents the principal receipts on various receivables due from our franchisees as of December 31, 2007:

	Principal Receipts Due By Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)
Equipment leases(1)	$6,457	$6,928	$6,948	$6,945	$6,913	$125,809	$160,000
Direct financing leases(2)	2,984	3,497	4,081	4,769	5,625	97,524	118,480
Franchise notes and other(3)	8,891	6,138	4,761	2,826	2,005	4,634	29,255

Total	$18,332	$16,563	$15,790	$14,540	$14,543	$227,967	$307,735

(1)
Equipment lease receivables extend through the year 2029.

(2)
Direct financing lease receivables extend through the year 2024.

(3)
Franchise note receivables extend through the year 2015.

Financing Activities

        Net cash provided by financing activities in 2007 was primarily attributable to the $2.3 billion in proceeds received from the issuances of the Series 2007-1 FRN, the Applebee's November 2007-1 Notes, Applebee's Series 2007-1 Class A-1 Variable Funding Senior Notes and the Series 2007-3 FRN (see Note 10 to the consolidated financial statements) and $222.8 million related to preferred stock issuances and $8.9 million related to stock option exercises. This was offset by the repayment of $268.2 million in long-term debt through the use of proceeds from the 2007 debt issuances, cash of $186.1 million placed in restriction due primarily to the securitization structures, the $138.0 million payment of debt issuance costs, $76.0 million related to stock repurchases and $17.3 million in dividend payments. Net cash used in financing activities in 2006 and 2005 was primarily attributable to stock repurchases, dividend payments, repayment of long-term debt and principal payments on capital lease obligations, offset by stock option exercises.

Securitized Debt

        In March 2007, we issued $175 million of Series 2007-1 fixed rate notes and completed a securitized financing facility providing for the issuance of up to $25 million of Series 2007-2 variable funding notes. These debts are collateralized by IHOP restaurant assets (see Note 10 to the consolidated financial statements).

        In connection with the Applebee's acquisition in November 2007, we completed two separate securitization transactions with total proceeds of $2.039 billion. The securitization transactions consisted of an issuance of debt collateralized by Applebee's restaurant assets (see Note 10 to the consolidated financial statements) and a separate issuance of debt within the March 2007 securitization structure, collateralized by IHOP restaurant assets. The Applebee's securitization totaled $1.794 billion and consisted of four classes of fixed rate notes and a revolving credit facility of up to $100 million of variable funding notes. In addition, the variable funding notes provide for the issuance of letters of credit. As of December 31, 2007, we have $20.3 million of letters of credit outstanding which were issued to cover potential insurance losses. The IHOP securitization consisted of the issuance of $245 million of Series 2007-3 fixed rate notes.

        All these notes are subject to a series of covenants and restrictions under the relevant note indenture that are customary for transactions of this type, including those relating to (i) the maintenance of specified reserve accounts to be used to make required payments in respect of the notes, (ii) certain debt coverage ratios to be met, and (iii) consolidated leverage ratios. We plan to utilize cash flow and proceeds from the sale of assets at Applebee's through both refranchising and sale-leasebacks over the next two to three years to significantly pay down our debt.

Share Repurchases and Dividends

        Under the current stock repurchase program which began in 2003, the Company was authorized to repurchase up to 7.2 million shares of common stock. During 2007, we repurchased a total of 1.3 million shares at an aggregate cost of approximately $77.0 million. Since the inception of the program, the Company has bought back 6.3 million shares for a total of $280.0 million. As of December 31, 2007, there were 0.9 million shares remain available for repurchase under this program. Subsequent to the Applebee's acquisition, we do not expect to repurchase shares in 2008, but to resume share repurchases in 2010 or 2011, financial conditions permitting.

        We had accrued $1.7 million as dividends for the Series A Perpetual Preferred Stock as of December 31, 2007. The dividends were paid in January 2008.

        We have paid regular quarterly dividends of $0.25 per common share since May 2003. On January 9, 2008, we declared a quarterly cash dividend of $0.25 per common share, payable on February 22, 2008, to stockholders of record as of February 1, 2008. Future dividends will be declared at the discretion of the Board of Directors.

Off-Balance Sheet Arrangements

        As of December 31, 2007, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations and Commitments

        The following are our significant contractual obligations and commitments as of December 31, 2007:

	Payments Due By Period
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in thousands)
Debt	$—	$—	$—	$2,304,000	$2,304,000
Operating leases	94,123	184,014	177,651	946,701	1,402,489
Capital leases	24,627	49,954	49,837	217,291	341,709
Purchase commitments	193,147	73,733	—	—	266,880
Settlement with taxing authorities	146	—	—	—	146
Other obligations(1)	10,711	464	—	—	11,175

Total minimum payments	322,754	308,165	227,488	3,467,992	4,326,399
Less interest	(18,528)	(34,788)	(31,032)	(83,174)	(167,522)

	$304,226	$273,377	$196,456	$3,384,818	$4,158,877

(1)
Related to severance costs.

        As discussed in Note 16 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. At December 31, 2007, we had a reserve for unrecognized tax benefit including potential interest and penalties, net of related tax benefit, totaling $16.9 million, of which approximately $0.1 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to financial market risk, including interest rates and commodity prices. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into financial instruments for trading or speculative purposes.

Interest Rate Risk

        Our interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents and investments, and interest expense on our variable funding notes.

        Our short and long-term investments are comprised primarily of certificates of deposits and auction rate securities that are included in restricted assets related to the captive insurance subsidiary. We have classified these investments as available-for-sale. Investments in fixed interest rate earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our future investment income may fall short of expectations due to changes in interest rates. Due to the short time period between reset dates of the interest rates, there are no unrealized gains or losses associated with the auction rate securities. As of December 31, 2007, we had investments in auction rate securities with contractual maturities ranging from 2030 to 2033. Such investments have a weighted average yield of approximately 4.0%. Based on our cash and cash equivalent and short-term and long-term investment holdings as of December 31,

2007, a 1% decline in interest rates would decrease our annual interest income by approximately $0.1 million.

        On July 16, 2007, we entered into an interest rate swap contract (the "Swap") as a condition of the acquisition financing with Lehman Brothers Special Financial Inc. ("LBSFI"), guaranteed by Lehman Brothers Holdings, Inc. ("LBHI"). The Swap was intended to hedge our interest payments on the asset-backed notes that were issued in November 2007 to finance the Applebee's acquisition. The Swap sets forth the terms of a five-year interest rate swap in which we would be the fixed rate payer and LBSFI would be the floating rate payer (the "Reference Swap"). The Reference Swap has an effective date of July 16, 2008, a notional amount of $2.039 billion, a floating rate of LIBOR and a fixed rate of 5.694%. On November 29, 2007, we terminated the interest rate swap contract upon the consummation of the Applebee's acquisition. The fair value of the Swap was $124.0 million. The fair value of the designated portion of the Swap amounted to $61.9 million ($38.0 million net of tax effect) and is included as "Accumulated other comprehensive loss" in our consolidated balance sheet as of December 31, 2007. The fair value of the undesignated portion of the Swap resulted in additional interest expense of $62.1 million for the year ended December 31, 2007, which was included in our consolidated statement of operations.

        At December 31, 2007, we had approximately $90 million of variable rate debt. If the interest on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $0.9 million based on the amount of outstanding variable rate debt at December 31, 2007.

Commodity Prices

        Many of the food products purchased by us and our franchisees and area licensees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. To moderate the volatility, Applebee's enters into fixed price purchase commitments. IHOP attempts to mitigate price fluctuations by entering into forward purchase agreements on all our major products. None of these food product contracts or agreements is a derivative instrument. Extreme changes in commodity prices and/or long-term changes could affect our franchisees, area licensees and company-operated restaurants adversely. We expect that, in most cases, the IHOP and Applebee's systems would be able to pass increased commodity prices through to our consumers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices. We believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to our financial condition, results of operations or cash flows.

        In some instances, we enter into commitments to purchase food and other items on behalf of the IHOP and Applebee's systems. At December 31, 2007, our outstanding purchase commitments were $266.9 million. The Company has developed processes to facilitate the liquidation of these commitments to minimize financial exposure.

Item 8.    Financial Statements and Supplementary Data.

IHOP Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$26,838	$19,516
Restricted cash	128,138	—
Short-term investments, at market value	300	—
Receivables, net	115,335	45,571
Inventories	13,280	396
Prepaid income taxes	30,695	3,320
Prepaid expenses	30,831	1,553
Deferred income taxes	21,862	5,417
Assets held for sale	60,347	—
Current assets related to discontinued operations	6,052	—

Total current assets	433,678	75,773

Non-current restricted cash	57,962	—
Restricted assets related to captive insurance subsidiary	10,518	—
Long-term receivables	288,452	302,088
Property and equipment, net	1,139,616	309,737
Goodwill	730,728	10,767
Other intangible assets, net	1,011,457	—
Other assets, net	156,193	67,885
Non-current assets related to discontinued operations	2,558	—

Total assets	$3,831,162	$766,250

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$19,738
Accounts payable	99,019	14,689
Accrued employee compensation and benefits	56,795	13,359
Deferred revenue	76,802	—
Accrued financing costs	63,045	1,601
Other accrued expenses	49,203	9,600
Deferred compensation	21,236	—
Accrued interest payable	15,240	2,498

Total current liabilities	381,340	61,485

Long-term debt, less current maturities	2,263,887	94,468
Capital lease obligations, less current maturities	168,242	170,412
Deferred income taxes	504,865	76,017
Other liabilities	113,103	74,655
Non-current liabilities related to discontinued operations	3,302	—
Commitments and contingencies
Preferred stock, Series A, $1 par value, 220,000 shares authorized; 190,000 shares issued and outstanding	187,050	—
Stockholders' equity
Preferred stock, Series B, $1 par value, 10,000,000 shares authorized; 35,000 shares issued and outstanding	35	—
Common stock, $.01 par value, 40,000,000 shares authorized; 2007: 23,359,664 shares issued and 17,105,469 shares outstanding; 2006: 22,818,007 shares issued and 17,873,548 shares outstanding	230	227
Additional paid-in-capital	184,710	131,748
Retained earnings	338,790	358,975
Accumulated other comprehensive loss	(36,738)	(133)
Treasury stock, at cost (2007: 6,254,195 shares; 2006: 4,944,459 shares)	(277,654)	(201,604)

Total stockholders' equity	209,373	289,213

Total liabilities and stockholders' equity	$3,831,162	$766,250

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

IHOP Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues
Franchise revenues	$205,757	$179,331	$167,384
Company restaurant sales	125,905	13,585	13,964
Rental income	132,422	132,101	131,626
Financing revenues	20,475	24,543	35,049

Total revenues	484,559	349,560	348,023

Costs and Expenses
Franchise expenses	88,054	83,079	78,768
Company restaurant expenses	117,435	15,601	15,095
Rental expenses	98,402	97,904	98,391
Financing expenses	1,215	4,240	12,299
General and administrative expenses	81,597	63,543	58,801
Interest expense	28,654	7,902	8,322
Amortization of intangible assets	1,132	—	—
Other expense, net	2,147	4,398	4,585
Impairment and closure charges	4,326	43	896
Loss on derivative financial instrument	62,131	—	—
Early debt extinguishment costs	2,223	—	—

Total costs and expenses	487,316	276,710	277,157

(Loss) income from continuing operations before income taxes	(2,757)	72,850	70,866
(Benefit) provision for income taxes	(2,247)	28,297	26,929

(Loss) income from continuing operations	(510)	44,553	43,937
Income from discontinued operations, net of tax	30	—	—

Net (loss) income	$(480)	$44,553	$43,937

Net (loss) income	$(480)	$44,553	$43,937
Less: Preferred stock dividends	(1,742)	—	—

Net (loss) income available to common stockholders	$(2,222)	$44,553	$43,937

Net (loss) income available to common stockholders per share
Basic	$(0.13)	$2.46	$2.26

Diluted	$(0.13)	$2.43	$2.24

Weighted average shares outstanding
Basic	17,232	18,085	19,405

Diluted	17,232	18,298	19,603

Dividends declared per common share	$1.00	$1.00	$1.00

Dividends paid per common share	$1.00	$1.00	$1.00

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts)

	Preferred Stock		Common Stock
							Accumulated Other Comprehensive Loss
	Shares Issued	Series B Amount	Shares Issued	Amount	Additioal Paid-in Capital	Retained Earnings		Treasury Stock, at cost	Contribution To ESOP	Total
Balance, December 31, 2004	—	$—	22,252,750	$223	$112,874	$308,173	$(401)	$(82,015)	$910	$339,764

Net income	—	—	—	—	—	43,937	—	—	—	43,937
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	196	—	—	196

Comprehensive income										44,133

Repurchase of treasury shares	—	—	—	—	—	—	—	(77,474)	—	(77,474)
Reissuance of treasury shares to ESOP			—	—	330	—	—	580	(910)	—
Issuance of shares pursuant to stock plans	—	—	190,510	2	5,083	—	—	—	—	5,085
Issuance of restricted stock	—	—	21,500	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	310	—	—	—	—	310
Tax benefit from stock options exercised	—	—	—	—	1,578	—	—	—	—	1,578
Dividends—common stock	—	—	—	—	—	(19,550)	—	—	—	(19,550)

Balance, December 31, 2005	—	—	22,464,760	225	120,175	332,560	(205)	(158,909)	—	293,846

Net income	—	—	—	—	—	44,553	—	—	—	44,553
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	72	—	—	72

Comprehensive income										44,625

Repurchase of treasury shares	—	—	—	—	—	—	—	(42,695)	—	(42,695)
Issuance of shares pursuant to stock plans	—	—	353,247	2	5,942	—	—	—	—	5,944
Stock option expense	—	—	—	—	1,905	—	—	—	—	1,905
Amortization of restricted stock grants	—	—	—	—	2,006	—	—	—	—	2,006
Tax benefit from stock options exercised			—	—	1,720	—	—	—	—	1,720
Dividends—common stock			—	—	—	(18,138)	—	—	—	(18,138)

Balance, December 31, 2006	—	—	22,818,007	227	131,748	358,975	(133)	(201,604)	—	289,213

Net loss	—	—	—	—	—	(480)	—	—	—	(480)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(36,605)	—	—	(36,605)

Comprehensive loss										(37,085)

Cumulative effect of adoption of FIN 48	—	—	—	—	—	(489)	—	—	—	(489)
Repurchase of treasury shares	—	—	—	—	—	—	—	(77,020)	—	(77,020)
Issuance of preferred stock Series B, net of $750 issuance costs	35,000	35	—	—	34,215	—	—	—	—	34,250
Issuance of shares pursuant to stock plans	—	—	541,657	3	8,925	—	—	970	—	9,898
Stock-based compensation	—	—	—	—	6,165	—	—	—	—	6,165
Tax benefit from stock options exercised	—	—	—	—	3,476	—	—	—	—	3,476
Dividends—common stock	—	—	—	—	—	(17,293)	—	—	—	(17,293)
Dividends—preferred stock	—	—	—	—	—	(1,742)	—	—	—	(1,742)
Accretion of Series B preferred stock	—	—	—	—	181	(181)	—	—	—	—

Balance, December 31, 2007	35,000	$35	23,359,664	$230	$184,710	$338,790	$(36,738)	$(277,654)	$—	$209,373

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Continued)

(In thousands, except share amounts)

IHOP Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net (loss) income	$(480)	$44,553	$43,937
Adjustments to reconcile net (loss) income to cash flows provided by operating activities
Depreciation and amortization	31,829	20,050	19,866
Debt extinguishment and other costs	2,223	—	—
Loss on derivative financial instrument	62,131	—	—
Impairment and closure charges	4,381	43	896
Deferred income taxes	(31,324)	6,304	(3,689)
Stock-based compensation expense	6,958	3,911	287
Tax benefit from stock-based compensation	3,476	1,720	1,578
Excess tax benefit from stock options exercised	(2,693)	(1,720)	—
Gain on sale of land	(98)	—	—
Changes in operating assets and liabilities
Receivables	(22,479)	(2,524)	(148)
Inventories	512	141	(389)
Prepaid expenses	(17,147)	(4,975)	(487)
Accounts payable	37,266	(394)	(2,050)
Accrued employee compensation and benefits	(21,868)	2,614	1,560
Deferred revenues	43,685	—	—
Other accrued expenses	13,553	(3,422)	(2,336)
Loss reserve and unearned premiums related to captive insurance subsidiary	(613)	—	—
Other	(2,989)	(1,442)	(3,672)

Cash flows provided by operating activities	106,323	64,859	55,353

Cash flows from investing activities
Additions to property and equipment	(11,871)	(9,426)	(7,365)
Reductions (additions) to long term receivables	1,538	(159)	(36)
Acquisition of business, net of cash acquired	(1,943,567)	—	—
Investment in captive insurance subsidiary	345	—	—
Gross purchase and redemption of marketable securities, net	—	—	13,843
Proceeds from sale of property and equipment	870	—	890
Principal receipts from notes and equipment contracts receivable	16,617	17,781	19,403
Additions to assets held for sale	(688)	(594)	(2,387)
Property insurance proceeds	(636)	1,694	—

Cash flows (used in) provided by investing activities	(1,937,392)	9,296	24,348

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,296,216	—	—
Proceeds from landlords	—	—	1,000
Repayment of long-term debt	(268,199)	(19,568)	(5,838)
Principal payments on capital lease obligations	(5,364)	(4,088)	(3,844)
Dividends paid	(17,293)	(18,138)	(19,550)
Issuance of preferred stock	222,800	—	—
Purchase of treasury stock, net	(76,050)	(42,695)	(77,474)
Proceeds from stock options exercised	8,928	5,944	5,085
Excess tax benefit from stock options exercised	2,693	1,720	—
Payment of debt issuance costs	(138,021)	(925)	—
Prepayment penalties on early debt extinguishment costs	(1,219)	—	—
Restricted cash related to securitization	(186,100)	—	—

Cash flows provided by (used in) financing activities	1,838,391	(77,750)	(100,621)

Net change in cash and cash equivalents	7,322	(3,595)	(20,920)
Cash and cash equivalents at beginning of year	19,516	23,111	44,031

Cash and cash equivalents at end of year	$26,838	$19,516	$23,111

Supplemental disclosures
Interest paid	$31,331	$29,759	$29,967
Income taxes paid	25,712	35,142	30,795
Capital lease obligations incurred	—	2,329	3,050

See the accompanying notes to the consolidated financial statements.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

1.    The Company

        IHOP Corp. (the "Company) was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes ("IHOP") restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter the Company began developing and franchising additional restaurants. In November 2007, the Company completed the acquisition of Applebee's International, Inc. ("Applebee's") pursuant to an agreement and plan of merger entered into by and among IHOP Corp. and Applebee's. Upon consummation of the acquisition, Applebee's became a wholly owned subsidiary of IHOP Corp. The Company owns and operates two restaurant concepts in the casual dining and family dining niches: Applebee's and IHOP.

2.    Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of IHOP Corp. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

Fiscal Periods

        The Company's fiscal year ends on the Sunday nearest to December 31 of each year. For convenience, the Company reports all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30.

Reclassification

        Certain reclassifications have been made to prior year information to conform to the current year presentation.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, short-term and long-term investments, receivables, accounts payable accrued liabilities and long-term debt. The carrying value of these financial instruments approximate their fair values at December 31, 2007 and 2006.

Concentration of Credit Risk

        The Company's cash, cash equivalents, receivables and investments are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are placed with financial

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

institutions that management believes are creditworthy. The Company does not believe that it is exposed to any significant credit risk on cash and cash equivalents. At times, cash and cash equivalent balances may be in excess of FDIC insurance limits. Receivables are derived from revenues earned from franchisees and distributors located primarily in the United States. The Company maintains an allowance for doubtful accounts based upon our historical experience. Historically, such losses have been within our expectations. The Company does not expect to incur material losses with respect to financial instruments that potentially subject the Company to concentration of credit risk.

Cash and Cash Equivalents

        The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost which approximates market value.

Restricted Assets

  Restricted Cash

        The Company entered into three separate securitization transactions which resulted in the issuance of a total of $2.3 billion in debt. The proceeds received from these transactions primarily were used to fund the acquisition of Applebee's. In addition, a portion of the proceeds was used to fund certain cash accounts as required by the indenture and other related agreements ("Securitization Agreements"). These cash accounts are to be used only for the purposes specified in the Securitization Agreements. The Company has presented these cash accounts as restricted cash in both the current and non-current asset sections of the consolidated balance sheets.

  Other Restricted Assets

        The Company has restricted assets related to its captive insurance subsidiary which are included in non-current assets in the consolidated balance sheets. The captive insurance subsidiary was formed to provide insurance coverage to Applebee's and its franchisees. These restricted assets are primarily auction rate securities and are restricted for the payment of insurance claims.

Investments

        The Company has certificates of deposit that are included in short-term investments and auction rate securities that are included in restricted assets related to the captive insurance subsidiary in its consolidated balance sheets. The Company has classified all investments as available-for-sale. Due to the short time period between reset dates of the interest rates, there are no unrealized gains or losses associated with the auction rate securities. The contractual maturities of the auction rate securities range from 2030 to 2033.

Inventories

        Inventories consisting of food, beverages, merchandise and supplies are stated at the lower of cost (on a first-in, first-out basis) or market. When necessary, the Company reserves for obsolescence and shrinkage based upon inventory turnover trends, historical experience and the specific identification method.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or remaining useful lives. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over their estimated useful lives or the lease term, if less. The Company has capitalized certain costs incurred in connection with the development of internal-use software which are included in property and equipment and amortized over the expected useful life of the asset. The general ranges of depreciable and amortizable lives are as follows:

Category	Depreciable Life
Buildings and improvements	25 - 40 years
Leaseholds and improvements	Shorter of primary lease term or 3 - 25 years
Equipment and fixtures	2 - 10 years
Properties under capital leases	Primary lease term or remaining primary lease term

        Property and equipment are identified as assets held for sale when they meet the held for sale criteria of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-lived Assets ("SFAS 144"). The Company ceases recording depreciation on assets that are classified as held for sale.

        The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of qualified assets and is amortized over the estimated useful lives of the assets.

Long-Lived Assets

        The Company evaluates the recoverability of its long-lived assets which includes amortizable intangible and tangible assets in accordance with SFAS 144. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The Company considers factors such as the number of years the restaurant has been in operation, sales trends, cash flow trends, remaining lease life, and other factors which apply on a case-by-case basis. The analysis is performed at the individual restaurant level for indicators of permanent impairment.

        Recoverability of a restaurant's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, this may be an indicator for impairment. If it is decided that there has been an impairment, the carrying amount is written down to the estimated fair value, and a loss resulting from impairment is recognized by charging to earnings. The fair value is determined by discounting the future cash flows based on our cost of capital.

        The Company may decide to close certain company-operated restaurants. Typically such decisions are based on operating performance or strategic considerations. In these instances, the Company reserves, or writes off, the full carrying value of these restaurants as impaired.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Periodically, the Company will reacquire a previously franchised restaurant. At the time of reacquisition, the franchise will be recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. The net realizable value of a reacquired franchise is based on the Company's average five-year historical franchise resale value. The historical resale value used in 2007 was $200,000. An impairment loss will be recognized equal to the amount by which the reacquisition value exceeds the historical resale value.

        On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company concluded that there were events or changes in circumstances which had triggered impairment reviews during 2007, 2006 and 2005. As a result, the Company recorded impairment and closure charges of approximately $4,326,000, $43,000 and $896,000 for the fiscal years ended December 31, 2007, 2006 and 2005.

Goodwill and Intangible Assets

        Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets resulting from the acquisition are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received. Identifiable intangible assets are comprised primarily of trademarks, trade names and franchise agreements. Identifiable assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives. Goodwill and indefinite life intangible assets are not subject to amortization.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company tests goodwill and other indefinite life intangible assets for impairment on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. An impairment review is performed for each reporting unit. Reporting units may be operating segments as a whole or an operation on a level below an operating segment. In the process of the Company's annual impairment review, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. The Company completed the required impairment review at the end of 2007, 2006 and 2005 and noted no impairment. Consequently, no impairment charges were recorded.

Self-Insurance Liability

        The Company is self-insured for a significant portion of its employee workers' compensation, general liability and health insurance obligations. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liability associated with these programs is based on historical claims data and our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        The Company's revenues are recorded in four categories: franchise operations, company restaurant operations, rental operations and financing operations.

        The franchise operations revenue consists primarily of royalty revenues, sales of proprietary products at IHOP, IHOP advertising fees and the portion of the franchise fees allocated to the Company's intellectual property. Company restaurant sales are retail sales at company-operated restaurants. Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Financing operations revenue consists of the portion of franchise fees not allocated to the Company's intellectual property and sales of equipment as well as interest income from the financing of franchise fees and equipment leases.

        Revenues from franchised and area licensed restaurants include royalties, continuing rent and service fees and initial franchise fees. Royalties are recognized in the period in which the sales are reported to have occurred. Continuing fees are recognized in the period earned. Initial franchise fees are recognized upon the opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise agreement. Fees from development agreements are deferred and recorded into income when a restaurant under the development agreement is opened.

        Sales by company-operated restaurants are recognized when food and beverage items are sold. Company restaurant sales are reported net of sales taxes collected from guests and the sales taxes are remitted to the appropriate taxing authorities.

        In addition, the Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. The Company recognizes gift card breakage income when the likelihood of the redemption of the gift card becomes remote.

Leases

        The Company leases the majority of all IHOP restaurants. The restaurants are subleased to IHOP franchisees or in a few instances are operated by the Company. The Company's IHOP leases generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options at the Company option. In addition, the Company leases a majority of its company-operated Applebee's restaurants. Franchisees are responsible for financing their properties. The Applebee's company-operated leases generally have an initial term of 10 to 20 years, with renewal terms of 5 to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income. Rental expense and rental income for these operating leases are recognized on the straight-line basis over the original terms of the leases. The difference between straight-line rent expense or income and actual amounts paid or received represents deferred rent and is included in the balance sheets as other assets or other liabilities, respectively.

        The rental payments or receipts on those property leases that meet the capital lease criteria will result in the recognition of interest expense or interest income and a reduction of capital lease obligation or financing lease receivable. Capital lease obligations are amortized based on the Company's incremental borrowing rate and direct financing leases are amortized using the implicit interest rate.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The lease term used for straight-line rent expense is calculated from the date the Company obtains possession of the leased premises through the lease termination date. Prior to January 2, 2006, the Company capitalized rent expense from possession date through construction completion and reported the related asset in property and equipment. Capitalized rent was amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Straight-line rent recorded during the preopening period (construction completion through restaurant open date) was recorded as expense. Commencing January 2, 2006, the Company expenses rent from possession date through restaurant open date as expense, in accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred during a Construction Period. Once a restaurant opens for business, the Company records straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement. The adoption of FAS 13-1 did not have a material impact on the Company's financial condition or results of operations.

        The Company uses a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of its leases as either operating or capital. For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume ("contingent rent"). Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above.

        Certain lease agreements contain tenant improvement allowances, rent holidays, and lease premium, which are amortized over the shorter of the estimated useful life or lease term. For tenant improvement allowances, the Company also records a deferred rent liability or an obligation in our non-current liabilities on the consolidated balance sheets and amortizes the deferred rent over the term of the lease as a reduction to company restaurant expenses in the consolidated statements of earnings.

Preopening Expenses

        Expenditures related to the opening of new or relocated restaurants are charged to expense when incurred.

Advertising

        Franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue as the fees are earned and become receivables from the franchisee in accordance with SFAS No. 45, Accounting for Franchise Fee Revenue ("SFAS 45"). In accordance with Statement of Position No. 93-7, Reporting on Advertising Costs ("SOP 93-7), related advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Franchise fees designated for Applebee's national advertising fund and local advertising cooperatives constitute agency transactions and are not recognized as revenues and expenses. In both cases, the advertising fees are recorded as a liability against which specific costs are charged.

        Advertising expense reflected in the consolidated statements of operations includes local marketing advertising costs incurred by company-operated restaurants, contributions to the national advertising fund made by Applebee's company-operated restaurants and certain advertising costs incurred by the

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Company to benefit future franchise operations. Costs of advertising is expensed either as incurred or the first time the advertising takes place in accordance with SOP 93-7. Advertising expense included in company restaurant operations and franchise operations for the years ended December 31, 2007, 2006 and 2005 was $5.0 million, $1.0 million and $1.1 million, respectively. In addition, significant advertising expenses also are incurred by franchisees through the national advertising funds and local marketing and advertising cooperatives.

Asset Retirement Obligations

        The Company currently has certain leases which may require it to return the property to the landlord in its original condition. The Company records expenses for these leases in its consolidated financial statements as company restaurant expenses.

Derivative Financial Instruments

        The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, management formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

        Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge (a "swap"), to the extent that the hedge is effective, are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. The Company measures effectiveness of the swap at each quarter end, using the hypothetical derivative method. Under this method, hedge effectiveness is measured based on a comparison of the change in fair value of the actual swap designated as the hedging instrument and the change in fair value of the hypothetical swap which would have the terms that identically match the critical terms of the hedged cash flows from the anticipated debt issuance. The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the swap over the cumulative change in the fair value of the plain vanilla swap lock, as defined in the accounting literature. Once a swap is settled, the effective portion is amortized over the estimated life of the hedged item.

        The Company utilizes derivative financial instruments to manage its exposure to interest rate risks. The Company does not enter into derivative financial instruments for trading purposes.

Income Taxes

        The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"). The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

Stock-Based Compensation

        The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires all stock-based payments to employees, including grants of employee stock options and restricted stock units to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123(R) also requires the benefits of tax deduction in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"), which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

        SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which considers, among other factors, the expected life of the award and the expected volatility of the Company' stock price. Although the Black-Scholes model meets the requirement of SFAS 123(R) and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements and limited transferability.

        The Company adopted SFAS 123(R) using the modified-prospective method of recognition of compensation expense related to stock-based payments. The Company's consolidated statements of income for the year ended December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated statements of income for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

        The Company accounts for option grants to non-employees using the guidance of SFAS 123(R) and Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That are Issued

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached.

Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Accumulated other comprehensive loss is attributable to the unrealized loss, net of tax, on two interest rate swaps that the Company entered into during 2002 and 2007.

Net Income (Loss) Per Share

        Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares and potential shares of common stock outstanding during the period if their effect is dilutive. For the year ended December 31, 2007, certain dilutive shares were not included in computing the diluted net loss per share because their effect was anti-dilutive. The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share calculation in accordance with SFAS 128, Earnings per Share. Potentially dilutive common shares include the assumed exercise of stock options, assumed vesting of restricted stock units and assumed conversion of preferred stock using the if-converted method.

Business Segments

        The Company's revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations, and financing operations. Within each segment, the Company operates two distinct restaurant concepts: Applebee's and IHOP.

  Applebee's

        The franchise operations segment consists of restaurants operated by Applebee's franchisees in the United States and 17 countries outside the United States and one U.S. territory. Franchise operations revenue consists primarily of franchise royalty revenues. Franchise operations expenses include costs related to intellectual property provided to certain franchisees.

        The company restaurant operations segment consists of company-operated restaurants in the United States and China. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs. The operating results of this segment are substantially generated by Applebee's restaurants.

        Rental operations activities are not currently a part of Applebee's business.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Financing operations activities are not currently a part of Applebee's business.

  IHOP

        The franchise operations segment consists of restaurants operated by IHOP franchisees and area licensees in the United States, one U.S. territory and two countries outside the U.S. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, franchise advertising fees and the portion of the franchise fees allocated to IHOP intellectual property. Franchise operations expenses include advertising expense, the cost of proprietary products and pre-opening training expenses and other franchise-related costs.

        The company restaurant operations segment consists of company-operated restaurants in the United States. In addition, from time to time, restaurants that are reacquired from franchisees are operated by IHOP on a temporary basis. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

        Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The rental operations segment is exclusively operated by IHOP restaurants.

        Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157") which defines fair value, establishes a framework and gives guidance regarding the method used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined and may require companies to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact that SFAS 157 may have on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plan ("SFAS 158"). This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements were effective for companies with fiscal years ending after December 15, 2006. Additionally, SFAS 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The impact of the initial adoption was not material to our consolidated financial statements and the Company is in compliance with the measurement date provisions of this statement.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2.    Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact adoption of SFAS 159 may have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of fiscal 2009 and apply the provisions of this Statement for any acquisition after the adoption date. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on its consolidated financial statements.

3.    Business Acquisition

        On November 29, 2007, the Company completed the acquisition of Applebee's, a global dining company that develops, franchises and operates restaurants under the Applebee's Neighborhood Grill & Bar® brand. The Applebee's acquisition was completed pursuant to the Agreement and Plan of Merger, dated as of July 15, 2007 (the "Merger Agreement"), among the Company, its wholly-owned subsidiary CHLH Corp. ("Merger Sub"), and Applebee's. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Applebee's (the "Merger"), with Applebee's continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company.

        Pursuant to the Merger Agreement, each share of common stock of Applebee's, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares, shares held by IHOP, Merger Sub or any subsidiary of Applebee's, and shares with respect to which appraisal rights are perfected in accordance with Section 262 of the Delaware General Corporation Law) was converted into the right to receive $25.50 in cash, without interest. The total transaction value (including direct transaction costs and expenses) was approximately $2.0 billion. The following table summarizes the components of the Applebee's purchase price:

(In thousands)
Cash consideration	$1,948,093
Direct transaction costs	16,444

Total purchase price	$1,964,537

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3.    Business Acquisition (Continued)

        The Company believes that the acquisition of Applebee's will produce the following significant benefits:

  •
  Increased Market Presence and Opportunities.    The combination should increase the combined company's market presence and opportunities for growth in sales, earnings and stockholders' returns.

  •
  Operating Efficiencies.    The combination provides an opportunity to pursue a heavily franchised business model which will generate stable revenue and reduce the volatility of cash flow performance over time.

  •
  Complementary Growth.    The acquisition provides a complementary growth vehicle in the casual segment of the restaurant industry attributable to Applebee's historical performance and anticipated future performance.

        The Company believes that these primary factors support the amount of goodwill recorded as a result of the purchase price paid for Applebee's, in relation to other acquired tangible and intangible assets.

        The Company has accounted for the Applebee's acquisition using the purchase method and, accordingly, the results of operations related to this acquisition have been included in the consolidated results of the Company since the acquisition date.

Purchase Price Allocation

        The estimated purchase price for this acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of November 29, 2007. The Company believes the fair value assigned to the assets acquired and liabilities

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3.    Business Acquisition (Continued)

assumed were based on reasonable assumptions. The following table summarizes the estimated fair value of net assets acquired:

(In thousands)
Short term-investments	$300
Receivables	47,117
Assets held for sale	9,470
Inventories	13,396
Prepaid income taxes	1,859
Prepaid expenses	40,790
Deferred income taxes (current)	11,648
Current assets related to discontinued operations	6,047
Property and equipment	890,623
Trade name	790,000
Franchise agreements	200,000
Goodwill	719,961
Other intangible assets	22,589
Restricted assets related to captive insurance subsidiary	10,863
Other assets	9,331
Non-current assets related to discontinued operations	2,558
Accounts payable	(30,165)
Other accrued expenses	(148,483)
Capital lease obligations	(3,747)
Loss reserves related to captive insurance subsidiary	(4,422)
Current liabilities related to discontinued operations	(1,514)
Debt	(120,994)
Deferred income taxes (non-current)	(479,453)
Other liabilities	(30,638)
Non-current liabilities related to discontinued operations	(3,636)

Net cash paid for acquisition	$1,953,500

        The purchase price allocation for the Applebee's acquisition is preliminary. The Company's fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available. The goodwill resulted from this acquisition is not expected to be deductible for tax purposes.

Pro Forma Results of Operations

        The unaudited pro forma data of the Company set forth below gives effect to the Applebee's acquisition as if it had occurred at the beginning of 2006. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3.    Business Acquisition (Continued)

the Company or of the results that would have actually been attained had the acquisition taken place at the beginning of 2006.

	2007	2006
	(In thousands, except per share amounts)
Pro forma total revenues	$1,663,836	$1,659,926
Pro forma total net loss	(46,335)	(28,245)
Pro forma net loss per share
Basic	$(2.69)	$(1.56)
Diluted	$(2.69)	$(1.56)

4.    Receivables

	2007	2006
	(In thousands)
Accounts receivable	$57,735	$29,195
Gift card receivables	27,746	—
Credit card receivables	9,124	—
Notes receivable	25,210	31,687
Equipment leases receivable	160,000	166,964
Direct financing leases receivable	118,480	121,172
Other	8,491	—

	406,786	349,018
Less: allowance for doubtful accounts	(2,999)	(1,359)

	403,787	347,659
Less: current portion	(115,335)	(45,571)

Long-term receivables	$288,452	$302,088

        Accounts receivable primarily includes receivables due from franchisees and distributors. Gift card receivables consist primarily of amounts due from third-party vendors. Credit card receivables consist primarily of amounts due from the Company's credit card companies. Notes receivable include franchise fee notes in the amount of $22.1 million and $30.2 million at December 31, 2007 and 2006, respectively. IHOP franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 9.47% per annum, and are collateralized by the franchise. The term of an equipment contract coincides with the term of the corresponding restaurant building lease. Equipment contracts are due in equal weekly installments, primarily bear interest averaging 10.22% per annum, and are collateralized by the equipment. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

4.    Receivables (Continued)

        The following table summarizes the activity in the allowance for doubtful accounts:

Accounts and Notes Receivable
(In thousands)
Balance at December 31, 2004	$1,026
Provision	984
Charge-offs	(715)
Recoveries	40

Balance at December 31, 2005	$1,335
Provision	1,149
Charge-offs	(1,154)
Recoveries	29

Balance at December 31, 2006	$1,359
Provision	2,039
Charge-offs	(399)
Recoveries	—

Balance at December 31, 2007	$2,999

5.    Assets Held for Sale

        The Company classifies assets as held for sale and ceases the amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria as defined in SFAS 144. Reacquired franchises, property and equipment and other assets held for sale are accounted for on the specific identification basis.

Reacquired franchises

        For reacquired franchises, the Company records the franchise and equipment at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value at the reacquisition date. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease, and the estimated net realizable value is evaluated in conjunction with our impairment evaluation of long-lived assets. The estimated net realizable value used in 2006 was $200,000 for each franchise held for resale. There was $515,000 in reacquired franchises and equipment held for sale at December 31, 2007 and none at December 31, 2006.

Property and equipment

        In December 2007, the Company began to actively market approximately 40 company-operated Applebee's restaurants. The marketing of these restaurants is part of the Company's plan to ultimately refranchise approximately 100 Applebee's restaurants in 2008. The assets for these restaurants, totaling $47.8 million have been presented as assets held for sale in the consolidated balance sheet as of December 31, 2007.

        In connection with the Applebee's acquisition, the Company assumed a contract to sell a corporate office building for $9.0 million, net of commissions. The Company closed this transaction in January

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

5.    Assets Held for Sale (Continued)

2008 and did not recognize a gain or loss. In December 2007, the Company began to actively market its corporate aircraft. The Company closed the sale of the aircraft in January 2008 for approximately $2.8 million. No gain or loss was recognized.

        In 2007, the Company completed the transactions to sell the assets of four owned properties, as well as other miscellaneous items.

6.    Property and Equipment

        Property and equipment by category is as follows:

	2007	2006
	(In thousands)
Land	$213,583	$31,260
Buildings and improvements	572,884	57,851
Leaseholds and improvements	290,789	257,007
Equipment and fixtures	130,760	23,905
Construction in progress	18,969	2,966
Properties under capital lease obligations	60,828	62,196

	1,287,813	435,185
Less accumulated depreciation and amortization of capital lease obligations	(148,197)	(125,448)

Property and equipment, net	$1,139,616	$309,737

        The Company records capitalized interest in connection with the development of new restaurants and amortizes it over the estimated useful life of the related asset. In 2007, the Company capitalized $191,000 of interest costs.

        Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease obligations in the amount of $19.2 million and $17.0 million at December 31, 2007 and 2006, respectively.

        In 2007, Applebee's International, Inc. entered into a transaction with the City of Lenexa, Kansas, to lease the land, building and property and equipment for its new corporate headquarters. In conjunction with the Applebee's acquisition, the Company assumed this lease. The transaction is designed to provide the Company with property tax exemptions for the facility of up to 90% after the effect of payments in lieu of taxes paid to the city. In conjunction with the lease, the city will purchase the facility with the proceeds of up to $52 million in Industrial Revenue Bonds ("IRBs") due May 1, 2018, which will be funded periodically during the construction period. Applebee's International, Inc. is the sole purchaser of the IRBs. The city has assigned the lease to the bond trustee for the benefit of the bondholder. As the sole bondholder, in effect, the Company controls the enforcement of the lease against itself. During 2007, the Company has funded approximately $4.5 million of the IRBs and has included this amount in property and equipment in the consolidated balance sheet. Due to the bargain purchase option contained within the lease, the Company has classified this amount as a capital lease. As a result of the right to offset, the capital lease obligation and the corresponding bond investments have been offset in the consolidated balance sheet.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

7.    Impairments and Closure Charges

        Impairment and closure charges were $4.3 million, $43,000 and $896,000 in 2007, 2006 and 2005, respectively. Impairment and closure charges in 2007 included the impairment of long lived assets for three restaurants closed in 2007, and impairment losses on two restaurants in which the reacquisition values exceeded the historical resale values. Impairment and closure charges in 2006 were primarily for the impairment of long lived assets on three restaurants. The decision to close or impair the restaurants in 2007 and 2006 was a result of a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria and represented a change in strategy from prior practices. The assets for these restaurants were written down to their estimated fair value.

        In 2007, Applebee's closed 23 restaurants, of which four are expected to have significant sales transfer to other existing Applebee's restaurants in the same geographic area and the remaining 19 restaurants were presented as discontinued operations as required by SFAS 144. The Company has the following assets and liabilities related to discontinued operations as of December 31, 2007:

December 31, 2007
(In thousands)
Current assets:
Property and equipment, net	$5,154
Other assets, net	568
Prepaid income taxes	330

Current assets related to discontinued operations	$6,052

Non-current assets:
Deferred income taxes	$2,558

Non-current assets related to discontinued operations	$2,558

Current liabilities:
Other accrued expenses	$1,515

Current liabilities related to discontinued operations(1)	$1,515

Non-current liabilities:
Other non-current liabilities	$3,302

Non-current liabilities related to discontinued operations	$3,302

    (1)
    Included in other accrued expenses on the consolidated balance sheets.

As required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a lease liability related to the closure of its restaurants as of the date of the

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

7.    Impairments and Closure Charges (Continued)

Applebee's acquisition. Subsequent to the acquisition date, the Company had the following activity in its leasing liabilities:

Lease Obligations
(In thousands)
Balance, November 29, 2007	$7,042
Additions	74
Payments	(222)

Balance, December 31, 2007	$6,893

8.    Goodwill and Other Intangible Assets

        Goodwill is summarized below:

	December 31, 2007	December 31, 2006
	(In thousands)
Carrying amount, beginning of the year	$10,767	$10,767
Goodwill recorded in connection with the Applebee's acquisition	719,961	—

Carrying amount, end of the year	$730,728	$10,767

        The Company did not have any intangible assets as of December 31, 2006. As of December 31, 2007, intangible assets subject to amortization relate primarily to the Applebee's acquisition and are as follows:

	December 31, 2007
	Gross	Accumulated Amortization	Net
	(In thousands)
Franchising rights	$200,000	$(979)	$199,021
Recipes and menus	15,730	(151)	15,579
Reacquired franchise rights	485	(2)	483

Total	$216,215	$(1,132)	$215,083

        Amortization expense was $1.1 million for the year ended December 31, 2007. Annual amortization expense for next five fiscal years is estimated to be approximately $11.6 million annually.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8.    Goodwill and Other Intangible Assets (Continued)

        Intangible assets not subject to amortization related to the Applebee's acquisition are summarized below (in thousands):

December 31, 2007
(In thousands)
Trade name	$790,000
Liquor licenses	6,374

Total	$796,374

9.    Captive Insurance Subsidiary

        In connection with the acquisition of Applebee's, the Company acquired Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary of Applebee's, which provides Applebee's and qualified Applebee's franchisees with workers' compensation and general liability insurance. The captive insurance subsidiary ceased writing insurance prior to the acquisition. Cost of other franchise income includes costs related to the resolution of claims arising from franchisee participation in the captive insurance program. The Company's consolidated balance sheet includes the following balances related to the captive insurance subsidiary as of December 31, 2007:

  •
  Franchise premium receivables of approximately $0.4 million included in receivables related to captive insurance subsidiary.

  •
  Long-term investments restricted for the payment of claims of approximately $9.8 million are included in restricted assets related to the captive insurance subsidiary.

  •
  Loss reserve related to captive insurance subsidiary of approximately $7.0 million. The current portion of approximately $3.8 million was included in other accrued expenses and the long-term portion of approximately of $3.2 million was included in other non-current liabilities.

        Loss reserve estimates are established based upon third-party actuarial estimates of ultimate settlement costs for incurred claims (which includes claims incurred but not reported) using data currently available. The reserve estimates are regularly analyzed and adjusted when necessary. Unanticipated changes in the data used to determine the reserve may require us to revise our estimates.

        The short-term portion of the reserve is computed by applying a percentage, based on historical claims payment activity), against the total captive claims ultimate provided by the actuarial firm. This estimate is reviewed on a quarterly basis and is adjusted as needed.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

9.    Captive Insurance Subsidiary (Continued)

        The activity in the loss and loss adjustment reserve, which included Applebee's and participating franchisees, is summarized in the table below:

December 31, 2007
(In thousands)
Reserves at date of acquisition	$7,622
Claims incurred	(464)
Claims paid	(149)

Reserves, end of the year	7,009
Less current portion	3,809

Long-term portion	$3,200

10.    Debt

        Debt consists of the following components:

	2007	2006
	(In thousands)
Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes due December 2037, at a fixed interest rate of 7.2836%	$350,000	—
Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.1767% (inclusive of an insurance premium of 0.75%)	675,000	—
Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.0588%	650,000	—
Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037, at a fixed rate of 8.4044%	119,000	—
Series 2007-1 Class A-1 Variable Funding Senior Notes, at a rate of 8.0% as of December 31, 2007	75,000
Series 2007-1 Fixed Rate Notes due March 2037, at a fixed rate of 5.144% (inclusive of an insurance premium of 0.36%)	175,000	—
Series 2007-2 Variable Funding Note, at a rate of 5.6% as of December 31, 2007	15,000	—
Series 2007-3 Fixed Rate Term Notes due December 2037, at a fixed rate of 7.0588%	245,000	—
Discount on Fixed Rate Notes	(40,113)	—
Senior Notes due November 2008, payable in equal annual installments commencing November 2000, at a fixed interest rate of 7.42%	—	$7,778
Senior Notes Series B due October 2012, at a fixed interest rate of 5.88%	—	5,000
Senior Notes Series A due October 2012, at a fixed interest rate of 5.20%	—	81,428
Leasehold mortgage term loans and other	—	20,000

Total debt	2,263,887	114,206
Less current maturities	—	(19,738)

Long-term debt	$2,263,887	$94,468

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10.    Debt (Continued)

March 2007 Securitization Transaction

        On March 16, 2007, IHOP Franchising, LLC, a wholly owned subsidiary of the Company, and its wholly owned subsidiary, IHOP IP, LLC (collectively, the "IHOP Co-Issuers"), issued $175 million of Series 2007-1 Fixed Rate Notes (the "Series 2007-1 FRN") and completed a securitized financing facility providing for the issuance of up to $25 million of Series 2007-2 Variable Funding Notes (the "Series 2007-2 VFN" and together with the Series 2007-1 FRN, the "March 2007 Notes").

        The March 2007 Notes were issued under a Base Indenture dated March 16, 2007 (the "IHOP Base Indenture") and related Series Supplements, each dated March 16, 2007 (together with the Base Indenture, the "Indenture") among the IHOP Co-Issuers and Wells Fargo Bank, National Association, as the Indenture Trustee. The March 2007 Notes were issued in private transactions and are secured under the Indenture by various types of collateral as described herein. The March 2007 Notes were the first issuances under this program. While the Applebee's notes (discussed below) are outstanding, the IHOP Co-Issuers are not allowed to make additional borrowings through the sale of new series of notes under this program.

  Series 2007-1 Fixed Rate Notes

        The Series 2007-1 FRN have a stated fixed interest rate of 5.144% per annum, an anticipated repayment date in March 2012, and a legal final payment date in March 2037. The effective interest rate on the Series 2007-1 FRN is anticipated to be 7.218%, after taking account of the premium on the Insurance Policy (described below under "Third Party Credit Enhancement") and the amortization of certain transaction related expenditures. The anticipated repayment date of the Series 2007-1 FRN may be extended for two successive one-year periods at the election of the IHOP Co-Issuers subject to satisfaction of certain conditions as specified in the Indenture. The interest rate on the Series 2007-1 FRN would increase by 0.25% during any such extension period.

  Series 2007-2 Variable Funding Notes

        The Series 2007-2 VFN allow for drawings on a revolving basis. Interest on the Series 2007-2 VFN will generally be payable (a) in the event that commercial paper is issued to fund the Series 2007-2 VFN, at the rate, which is the per annum rate equivalent to the weighted average of the per annum rate payable by the commercial paper conduit in respect of promissory notes issued by the commercial paper conduit to fund the Series 2007-2 VFN, and (b) in the event that other means are used to fund the Series 2007-2 VFN, at per annum rates equal to (i) a base rate of either the prime rate or the Federal funds rate, plus 0.40%, or (ii) a Eurodollar rate to be determined by reference to the British Banker's Association Interest Settlement Rates for deposits in dollars for the applicable period. It is expected that amounts will be drawn under the Series 2007-2 VFN from time to time as needed by the IHOP Co-Issuers in connection with the operation of the IHOP franchising business. As of December 31, 2007, a total of $15.0 million was drawn on the Series 2007-2 VFN. There is a commitment fee on the unused portion of the Series 2007-2 VFN of 0.15% per annum.

  March 2007 Securitization Structure

        The IHOP Co-Issuers are indirect wholly-owned subsidiaries of the Company that hold substantially all of the franchising assets used in the operation of the IHOP restaurant franchising business. In connection with the securitization transaction, two other limited liability companies, IHOP

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10.    Debt (Continued)

Property Leasing, LLC and IHOP Real Estate, LLC, were formed as subsidiaries of IHOP Franchising, LLC and an existing subsidiary, IHOP Properties, Inc., was transferred to IHOP Franchising, LLC and converted to a limited liability company. On and after the closing of the securitization transaction, these three subsidiaries (the "Real Estate Subsidiaries") own the real property assets related to the IHOP restaurant franchising business, including the fee and leasehold interests on the real property on which many IHOP restaurants are located and the related leases and sub-leases, respectively, to franchisees.

        In connection with the securitization transaction, the franchise agreements, franchise notes, area license agreements (related to the United States and Mexico), product sales agreements, equipment leases and other assets related to the IHOP restaurant franchising business were transferred to IHOP Franchising, LLC, the intellectual property related to the IHOP restaurant franchising business, among other things, was transferred to IHOP IP, LLC, the fee interests in real property and related franchisee leases were transferred to IHOP Real Estate, LLC and certain of the leasehold interests related to the IHOP franchised restaurants and the related subleases to franchisees were transferred to IHOP Property Leasing, LLC. The remaining leasehold interests and franchisee subleases are owned by IHOP Properties, LLC. The IHOP Co-Issuers have pledged all of their assets to the Indenture Trustee as security for the March 2007 Notes and any additional notes issued by the IHOP Co-Issuers. Although the March 2007 Notes are expected to be repaid solely from these subsidiaries' assets, the March 2007 Notes are solely obligations of the IHOP Co-Issuers and none of the Company, its direct or indirect subsidiaries, including the Real Estate Subsidiaries, guarantee or are in any way liable for the IHOP Co-Issuers' obligations under the Indenture, the March 2007 Notes or any other obligation in connection with the issuance of the March 2007 Notes. The Company has agreed, however, to guarantee the performance of the obligations of International House of Pancakes, Inc., its wholly owned direct subsidiary, as servicer in connection with the servicing of the assets included as collateral under the Indenture and certain indemnity obligations relating to the transfer of the collateral assets to the IHOP Co-Issuers and the Real Estate Subsidiaries.

  March 2007 Third Party Credit Enhancement

        The March 2007 Notes are rated "Aaa," and "AAA" by Moody's Investors Services, Inc. and Standard & Poor's Ratings Services, respectively. Timely payment of interest (other than contingent interest) and the outstanding principal of the March 2007 Notes are insured under a financial guaranty insurance policy issued by Financial Guaranty Insurance Company ("FGIC"), the obligations of which are rated "Aaa" and "AAA." The insurance policy has been issued under an Insurance and Indemnity Agreement among FGIC, the Company and various subsidiaries of the Company.

  March 2007 Covenants/Restrictions

        The March 2007 Notes are subject to a series of covenants and restrictions under the Indenture customary for transactions of this type, including those relating to (i) the maintenance of specified reserve accounts to be used to make required payments in respect of the March 2007 Notes, (ii) certain debt service coverage and consolidated leverage ratios to be met, the failure of which may result in early amortization of the outstanding principal amounts due in respect of the March 2007 Notes or removal of International House of Pancakes, Inc., as servicer, among other things, (iii) optional prepayment subject to certain conditions, (iv) the Company's maintenance of more than 50% ownership interest in International House of Pancakes, Inc. and a restriction on the Company's merger with

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10.    Debt (Continued)

unaffiliated entities, unless the Company is the surviving entity or the surviving entity assumes all of the Company's obligations in connection with the securitization transaction and certain other conditions are satisfied, (v) limitations on indebtedness that may be incurred by the Company on a consolidated basis, and (vi) recordkeeping, access to information and similar matters. The March 2007 Notes are also subject to customary events of default, including events relating to non-payment of interest and principal due on or in respect of the March 2007 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breach of representations and warranties, failure of security interest to be effective, a valid claim being made under the relevant insurance policy and the failure to meet the applicable debt service coverage ratio.

  March 2007 Use of Proceeds

        The net proceeds from the sale of the March 2007 Fixed Rate Notes on March 16, 2007 were $171.7 million. Of this amount, $114.2 million was used to repay existing indebtedness of the Company; $2,408,000 was deposited into an interest reserve account for the Series 2007-1 FRN; and $3,110,000 was deposited into a lease payment account for payment to third-party property lessors. The Company used the remaining proceeds primarily to pay the costs of the transaction and for share repurchases. As of December 31, 2007, a total of $15.0 million was drawn on the Series 2007-2 VFN which was used as part of the payment for the Applebee's acquisition.

November 2007 Securitization Transactions

        As part of the financing for the Applebee's acquisition, certain subsidiaries of the Company completed two separate securitization transactions with total proceeds of $2.039 billion. The securitization transactions consisted of an issuance of debt collateralized by Applebee's restaurant assets and a separate issuance of debt collateralized by IHOP restaurant assets under the IHOP securitization program.

Applebee's Securitization

        On November 29, 2007, Applebee's Enterprises LLC, Applebee's IP LLC and other wholly-owned subsidiaries of Applebee's (collectively, the "Applebee's Co-Issuers), completed a $1.794 billion securitization transaction as described below. All of the notes issued in the Applebee's securitization were issued pursuant to an indenture (the "Applebee's Base Indenture"), and entered into by and among the Applebee's Co-Issuers and Wells Fargo Bank, and the related Series 2007-1 Supplement, each dated as of November 29, 2007 (together with the Applebee's Base Indenture, the "Applebee's Indenture").

  Fixed Rate Notes

        The Applebee's securitization consists of the following four classes of fixed rate notes (the "Applebee's November 2007-1 Notes"):

  •
  $350 million of Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes, which do not have the benefit of a financial guaranty insurance policy. These notes have an expected life of approximately six months, with a legal maturity of 30 years.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10.    Debt (Continued)

  •
  $675 million of Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes that have the benefit of a financial guaranty insurance policy covering payment of interest when due and payment of principal at the applicable legal final maturity date. These notes have an expected life of approximately five years, with a legal maturity of 30 years.

  •
  $650 million of Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes, which do not have the benefit of a financial guaranty insurance policy. These notes have an expected life of approximately five years, with a legal maturity of 30 years.

  •
  $119 million of Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes, which do not have the benefit of a financial guaranty insurance policy. These notes have an expected life of approximately four years, with a legal maturity of 30 years.

        The Applebee's Indenture includes provisions which accelerate certain of the payment dates which, if not met, would require the Company to use operating funds to begin to pay down the outstanding debt. The accelerated payment dates for the Applebee's securitization are as follows:

Class A-2-I-X Fixed Rate Term Senior Notes	June 2008
Class A-2-II-A Fixed Rate Term Senior Notes	December 2012
Class A-2-II-X Fixed Rate Term Senior Notes	December 2012
Class M-1 Fixed Rate Term Subordinated Notes	December 2012

As of December 31, 2007, there was no acceleration of payment dates.

        In the second quarter of 2008, the Company expects to complete certain sale-leaseback transactions of the real estate property on which approximately 200 company-owned Applebee's restaurants are situated, and use the net proceeds to fund the repayment of the Class A-2-I-X Fixed Rate Term Senior Notes. In addition, the Company expects to refranchise approximately 480 company-operated Applebee's restaurants. The Company anticipates that the proceeds received from its refranchising efforts will be used to repay a portion of the Applebee's November 2007-1 Notes.

  Series 2007-1 Class A-1 Variable Funding Senior Notes

        The Applebee's securitization also included a $100 million revolving credit facility of Series 2007-1 Class A-1 Variable Funding Senior Notes issued in two classes, with each drawdown allocated between the two classes on a pro rata basis. The 2007-1 Class A-1-AVariable Funding Notes in an amount up to $30 million have the benefit of a financial guaranty insurance policy covering payment of interest when due and payment of principal at the legal final maturity date. The Series 2007-1 Class A-1-X Variable Funding Notes in an amount up to $70 million do not have the benefit of a financial guaranty insurance policy. As of December 31, 2007, there was $75 million outstanding under this facility, consisting of $22.5 million insured and $52.5 million uninsured.

  Securitization Structure

        All of the Applebee's November 2007-1 Notes were issued by indirect subsidiaries of Applebee's that hold substantially all of the intellectual property, franchising assets and other restaurant assets of the Applebee's system and a certificate representing the right to receive a portion of the weekly residual cash flow remaining in securitization by certain subsidiaries of the Company. The servicing and repayment obligations related to the Applebee's November 2007-1 Notes and certain ongoing fees and expenses, including the premiums payable to the financial guaranty insurance company, are solely the

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10.    Debt (Continued)

responsibility of these indirect subsidiaries. Neither IHOP Corp., which is the ultimate parent of each of the subsidiaries involved in the securitization, nor Applebee's has guaranteed or is in any way liable for the obligations of the subsidiaries involved in the securitization, including the Applebee's November 2007-1 Notes and any other obligations of such subsidiaries arising in connection with the issuance of the Applebee's November 2007-1 Notes.

  Third Party Credit Enhancement

        The Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes of $675 million were rated "Aaa," and "AAA" by Moody's Investors Services, Inc. and Standard & Poor's Ratings Services, respectively. Timely payment of interest (other than contingent interest) and the outstanding principal of the Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes are insured under a financial guaranty insurance policy issued by Assured Guaranty Corp. ("Assured"). The insurance policy has been issued under an Insurance and Indemnity Agreement among Assured, the Company and various subsidiaries of the Company.

  Covenants/Restrictions

        The Applebee's November 2007-1 Notes are subject to a series of covenants and restrictions under the Applebee's Indenture which are customary for transactions of this type, including those relating to (i) the maintenance of specified reserve accounts to be used to make required payments in respect of the Applebee's November 2007-1 Notes, (ii) certain debt service coverage and consolidated leverage ratios to be met, the failure of which may result in early amortization of the outstanding principal amounts due in respect of the Applebee's November 2007-1 Notes or removal of Applebee's Services, Inc., as servicer, among other things, (iii) optional prepayment subject to certain conditions, (iv) a restriction on the Company's merger with unaffiliated entities, unless the Company is the surviving entity or the surviving entity assumes all of the Company's obligations in connection with the securitization transaction and certain other conditions are satisfied, (v) limitations on indebtedness that may be incurred by the Company on a consolidated basis, and (vi) recordkeeping, access to information and similar matters. The Applebee's November 2007-1 Notes are also subject to customary events of default, including events relating to non-payment of interest and principal due on or in respect of the Applebee's November 2007-1 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breach of representations and warranties, failure of security interest to be effective, a valid claim being made under the relevant insurance policy and the failure to meet the applicable debt service coverage ratio.

IHOP Securitization

  Series 2007-3 Fixed Rate Notes

        On November 29, 2007, the IHOP Co-Issuers issued $245 million of Series 2007-3 Fixed Rate Notes (the "Series 2007-3 FRN") in a securitized financing transaction. The Series 2007-3 FRN have an expected life of five years, with a legal maturity of 30 years. This issuance was the third issuance of debt securities by the IHOP Co-Issuers pursuant to a securitization structure established on March 16, 2007.

        The Series 2007-3 FRN were issued by the IHOP Co-Issuers, which hold substantially all of the intellectual property and franchising assets of the IHOP system. The servicing and repayment obligations related to the Series 2007-3 FRN and certain on-going fees and expenses are solely the

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10.    Debt (Continued)

responsibility of the IHOP Co-Issuers. IHOP Corp., which is the ultimate parent of each of the IHOP Co-Issuers, has not guaranteed and is not in any way liable for the obligations of the IHOP Co-Issuers, including the Series 2007-3 FRN, the March 2007 Notes or any other obligations of the IHOP Co-Issuers incurred in connection with the issuance of the Series 2007-3 FRN or the March 2007 Notes. The Company does, however, guarantee the performance of International House of Pancakes, Inc., as servicer for the IHOP securitization program.

        All of the Series 2007-3 FRN issued in the IHOP securitization were issued under the IHOP Base Indenture, as amended and supplemented from time to time, including by the related supplement to the IHOP Base Indenture dated as of November 29, 2007.

  Securitization Structure

        The securitization structure for Series 2007-3 FRN is substantially similar to the structure for the Series 2007-1 FRN and Series 2007-2 VFN.

  Third Party Credit Enhancement

        The Series 2007-3 FRN does not have any third party credit enhancement.

  Covenants/Restrictions

        The covenants under the Indenture and applicable to all notes were modified with the consent of the holders of the Series 2007-1 FRN.

Weighted Average Effective Interest Rate

        The weighted average effective interest rate on all of the notes issued in the November 2007 securitization transactions, exclusive of the amortization of fees and expenses associated with the securitization transactions, is 7.1799%. Taking into account fees and expenses (excluding the interest rate swap transaction discussed below) associated with the securitization transactions that will be amortized as additional non-cash interest expense over a five-year period, which is the expected life of the notes, the weighted average effective interest rate for the notes issued in November 2007 securitization transactions is 8.4571%.

Use of Proceeds

        The net proceeds from the sale of the Applebee's notes and the borrowing under the Series 2007-1 Class A-1 Variable Funding Senior Note on November 29, 2007 were $1,847.4 million, net of expenses. The proceeds were used to deposit $66 million in various securitization accounts and to distribute $1,794.4 million to pay the outstanding debt and other third-party obligations of Applebee's and a portion of the purchase price for the Applebee's acquisition.

        The IHOP Co-Issuer applied a portion of the net proceeds from the sale of the IHOP notes to deposit $4.3 million into the Series 2007-3 interest reserve account. The remaining 238.2 million was used to pay a portion of the purchase price related to the Applebee's acquisition.

Covenants/Restrictions Compliance

        The Company was in compliance with all the covenants/restriction related to the March 2007 and November 2007 securitized notes as of December 31, 2007.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10.    Debt (Continued)

Discount on Notes

        The discount on notes reflects the difference between the proceeds received from the sale of the notes and the face amount to be repaid over the life of the notes. The discount is being amortized as additional interest expense over the estimated life of the notes under the effective interest method.

        The proceeds received from the sale of the Applebee's November 2007-1 Notes and the Series 2007-3 FRN (collectively, the "Notes") are net of amounts paid or to be paid to the purchaser of the Notes who plans to resell these Notes. Pursuant to the Company's agreement with the purchaser, the Company may be refunded an amount equal to 40% of the sum, if positive, of a defined resale differential for the Notes resold within five business days after the later of (i) the completion of the resale of all of the Notes to unaffiliated third party investors and (ii) August 29, 2008.

Deferred Financing Costs

        In connection with the March 2007 and November 2007 securitization transactions, the Company has recorded an aggregate of $82.5 million of deferred financing costs in Other Assets on the consolidated balance sheet as of December 31, 2007. These deferred financing costs will be amortized using the effective interest method over the estimated life of the related debt. Total amortization expense associated with the deferred financing costs for the year ended December 31, 2007 was $3.8 million.

Interest Rate Swap

        On July 16, 2007, the Company entered into an interest rate swap (the "Swap"), which was intended to hedge the interest payments on the securitized notes that were issued in November 2007 to finance the Applebee's acquisition. The Swap had a notional amount of $2.039 billion and a fixed interest rate of 5.694%.

        In connection with the closing of the November 2007 securitized financing transactions, the Company settled the Swap at a cost of $124.0 million. As a result of the Swap settlement, the Company incurred interest expense on the undesignated portion of the Swap in an amount of $62.1 million in 2007, and will amortize the designated portion of the Swap of $61.9 million into interest expense over the expected four-year life of the Applebee's November 2007-1 Notes and five-year life of IHOP Series 2007-3 FRN.

Debt Maturities

        The long-term debt maturities begin to occur in 2012.

11.    Leases

        The Company leases the majority of all restaurants. The restaurants are subleased to our franchisees or in a few instances operated by the Company. These noncancelable leases and subleases consist primarily of land, buildings and improvements.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

11.    Leases (Continued)

        The following is the Company's net investment in direct financing lease receivables:

	2007	2006
	(In thousands)
Total minimum rents receivable	$259,948	$279,561
Less unearned income	(141,468)	(158,389)

Net investment in direct financing lease receivables	118,480	121,172
Less current portion	(2,984)	(2,408)

Long-term direct financing lease receivables	$115,496	$118,764

        Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2007, 2006 and 2005 was $17.5 million, $18.0 million and $17.7 million, respectively.

        The following is the Company's net investment in equipment leases receivable:

	2007	2006
	(In thousands)
Total minimum leases receivable	$326,641	$351,802
Less unearned income	(166,641)	(184,838)

Net investment in equipment leases receivables	160,000	166,964
Less current portion	(6,457)	(6,707)

Long-term equipment leases receivable	$153,543	$160,257

        The following are minimum future lease payments on the Company's noncancelable leases as lessee at December 31, 2007:

	Capital Leases	Operating Leases
	(In thousands)
2008	$24,627	$94,122
2009	24,839	93,118
2010	25,116	90,896
2011	25,000	89,027
2012	24,837	88,625
Thereafter	217,291	946,702

Total minimum lease payments	341,710	$1,402,490

Less interest	(167,522)

Capital lease obligations	174,188
Less current portion(1)	(5,946)

Long-term capital lease obligations	$168,242

    (1)
    Included in other accrued expenses on the consolidated balance sheet.

        The asset cost and carrying amount on company-owned property leased at December 31, 2007, was $89.5 million and $75.5 million, respectively. The asset cost and carrying amount on company-owned

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

11.    Leases (Continued)

property leased at December 31, 2006, was $89.1 million and $76.7 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.

        The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2007:

	Direct Financing Leases	Operating Leases
	(In thousands)
2008	$18,325	$93,060
2009	18,392	93,406
2010	18,478	94,587
2011	18,539	95,042
2012	18,656	95,442
Thereafter	167,558	1,258,872

Total minimum rents receivable	$259,948	$1,730,409

        The Company has noncancelable leases, expiring at various dates through 2032, that require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2007, 2006 and 2005 was $3.4 million, $3.3 million and $3.3 million, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2007, 2006 and 2005 was $67.6 million, $63.8 million and $62.7 million, respectively.

12.    Commitments and Contingencies

Purchase Commitments

        In some instances, the Company enters into commitments to purchase food and other items on behalf of the IHOP and Applebee's systems, to achieve volume discounts and to ensure quality throughout the system. Most of these agreements are fixed price purchase commitments. At December 31, 2007, the outstanding purchase commitments were $266.9 million, substantially all of which related to Applebee's. The Company has developed processes to facilitate the liquidation of these commitments to minimize financial exposure.

Lease Guarantees and Contingencies

        In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, remained contingently liable for the remaining lease payments. As of December 31, 2007, the Company has outstanding lease guarantees of approximately $13.4 million. In addition, the Company or its subsidiaries are contingently liable for various leases that the Company has assigned in connection with the sale of restaurants to franchisees and other parties in the potential amount of $10.7 million. These leases expire at various times with the final lease agreement expiring in

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

12.    Commitments and Contingencies (Continued)

2018. The sale of virtually all of the restaurants involving these lease contingencies occurred prior to the effective date of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") and, therefore, the Company was not required to record a liability for these guarantees following the prospective application guidance. The fair value of the few remaining lease guarantees entered into after the date of adoption are immaterial to the consolidated financial statements, thus the Company did not record a liability related to these contingent lease liabilities as of December 31, 2007 or 2006.

        In 2004, the Company arranged for a third-party financing company to provide up to $250.0 million to qualified franchisees for loans to fund development of new restaurants, subject to its approval. The Company provided a limited guarantee of 10% of certain loans advanced under this program. The Company will be released from its guarantee if certain operating results are met after the restaurant has been open for at least two years. As of December 31, 2007, there were loans outstanding to five franchisees for approximately $43.2 million, net of any guarantees in which we were released, under this program. The fair value of the Company's guarantees under this financing program is approximately $100,000 and is recorded in non-current liabilities in the consolidated balance sheet as of December 31, 2007. This program expired on October 31, 2007 however; the Company's guarantee will remain outstanding until the provisions for release have been satisfied, as defined in the related agreement.

Litigation, Claims and Disputes

        The Company is subject to various lawsuits, claims and governmental inspections or audits arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. In the opinion of management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such a nature or involve amounts that would not have a material adverse impact on the Company's business or consolidated financial statements.

  Intellectual Property Rights

        In 2006, the Company became aware of certain technical issues relating to nearly all IHOP registrations and applications filed with the United States Patent and Trademark Office prior to July 5, 1999 (the "Pre-1999 Registrations"), which include registrations for various "IHOP" and "International House of Pancakes" marks, which affected their continued validity and rendered inaccurate certain statements in the Uniform Franchise Offering Circular ("UFOC") used by IHOP after July 5, 1999. The Company has filed applications in the Patent and Trademark Office for new registrations of the Pre-1999 Registrations which are still in use (which applications are still pending) and cancelled the Pre-1999 Registrations which the Company believed to be invalid.

        The Company believes that any issues regarding the invalidity of the federal registrations for the affected marks, and the related UFOC misstatements, have not had, and will not have, any material affect on the IHOP restaurants, the IHOP franchisees or the IHOP business. The Company owns in the United States all trademarks and service marks that are material to the IHOP business, including common law rights in the trademarks subject to the Pre-1999 Registrations, derived from established usage of the "IHOP" and "International House of Pancakes" marks and IHOP's presence in 49 states. The Company's intellectual property rights include such common law rights, along with the newly filed applications, and registrations for marks applied for after July 5, 1999, among them, logos that include the terms "IHOP," "International House of Pancakes" and "Come Hungry. Leave Happy."

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

12.    Commitments and Contingencies (Continued)

  New Jersey Building Laborers Pension and Annuity Funds v. Applebee's

        On July 26, 2007, the New Jersey Building Laborers Pension and Annuity Funds filed a putative class action complaint in the Court of Chancery of the State of Delaware for New Castle County against Applebee's International, Inc., its directors, and IHOP Corp. alleging, among other things, that the then proposed transaction with IHOP would be unfair to Applebee's stockholders.

        The parties to the litigation agreed in principle to the broad terms of a disclosure-based settlement as described in a Memorandum of Understanding executed on behalf of the parties by their respective attorneys and submitted to the Delaware Court of Chancery on October 12, 2007. As a result, certain disclosures were added to the Applebee's proxy statement in support of the merger. The parties filed a Stipulation of the Settlement with the Court on December 7, 2007. A final order approving the settlement is expected to be issued on February 27, 2008.

  Gerald Fast v. Applebee's

        The Company is currently defending a collective action filed under the Fair Labor Standards Act styled Gerald Fast v. Applebee's International, Inc., in which named plaintiffs claim that tipped workers in company restaurants perform excessive amounts of non-tipped work for which they should be compensated at the minimum wage. The court has conditionally certified a nationwide class of servers and bartenders who have worked in company-operated Applebee's restaurants since June 19, 2004. Unlike a class action, a collective action requires potential class members to "opt in" rather than "opt out." On February 12, 2008, 5,540 opt-in forms were filed with the court. Conditional certification is granted under a lenient standard and the Company will have an opportunity to have the class de-certified following the close of discovery at the end of 2008. The Company believes it has strong defenses supporting the de-certification of the class, as well as strong defenses to the substantive claims asserted, and intends to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and therefore, the Company has not accrued a loss contingency related to this matter.

  Appraisal Rights

        The Delaware General Corporation Law provides appraisal rights to the record holders of shares of any Delaware corporation that is a party to a merger or consolidation, subject to specified exceptions and to compliance with specified procedural requirements. The Company has received notices from stockholders representing 3,197,263 shares of Applebee's stock that they intend to seek an appraisal of those shares instead of accepting the merger consideration of $25.50 per share. No appraisal petition has yet been filed. The Company believes that a strong case can be made that the fair value of Applebee's stock is not higher than the merger consideration, however, at this time, it is not possible to predict what a court might award to appraisal petitioners as the fair value of their stock.

Severance Agreements

        Applebee's had severance and employment agreements with certain officers which provided for severance payments to be made in the event of a change in control. In connection with the IHOP's acquisition of Applebee's, the change in control provisions of these agreements were triggered. Certain officers were terminated at the acquisition date. The severance amounts for these individuals have been accrued in the consolidated financial statements. In addition, certain officers will be terminated over the next two years. The Company will accrue these severance costs over the expected service period. As of December 31, 2007, the Company has accrued $10.9 million in its consolidated balance sheet.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

13.    Preferred Stock and Stockholders' Equity

Preferred Stock

        As part of the financing for the Applebee's acquisition, on November 29, 2007, the Company completed two separate private placements of preferred stock.

  Series A Perpetual Preferred Stock

        On November 29, 2007, the Company issued and sold 190,000 shares of Series A Perpetual Preferred Stock (the "Series A Perpetual Preferred Stock") for an aggregate purchase price of $190.0 million in cash. Total issuance costs were approximately $3.0 million. All of the shares were sold to MSD SBI, L.P., an affiliate of MSD Capital, L.P., pursuant to a purchase agreement dated as of July 15, 2007, as amended as of November 29, 2007. The shares of Series A Perpetual Preferred Stock rank (i) senior to the common stock, and any series of preferred stock specifically designated as junior to the Series A Perpetual Preferred Stock, with respect to the payment of dividends and distributions, in a liquidation, dissolution or winding up, and upon any other distribution of the Company's assets, (ii) on a parity with all other series of preferred stock, including the Series B Convertible Preferred Stock, described below, with respect to the payment of dividends and distributions, in a liquidation, dissolution or winding up, and upon any other distribution of the Company's assets.

        The holders of the Series A Perpetual Preferred Stock are entitled to receive dividends, at the rates and on the dates set forth in the Certificate of Designations for the Series A Perpetual Preferred Stock (the "Series A Certificate of Designations"), if, as, and when such dividends are declared by the Company's Board of Directors, but out of funds legally available for the payment of dividends, which dividends are payable in cash, subject to the Company's right to elect to accumulate any dividends payable after the first anniversary of the issue date. If, on any scheduled dividend payment date, the holder of record of a share of Series A Perpetual Preferred Stock does not receive in cash the full amount of any dividend required to be paid on such share on such date pursuant to the Series A Certificate of Designations (such unpaid dividends that have accrued and were required to be paid, but remain unpaid, on a scheduled dividend payment date, together with any accrued and unpaid accumulated dividends, the "Passed Dividends"), then such Passed Dividends accumulate on such outstanding share of Series A Perpetual Preferred Stock, whether or not there are funds legally available for the payment thereof or such Passed Dividends are declared by the Company's Board of Directors, and until such Passed Dividends have been paid, the applicable dividend rate under the Series A Certificate of Designations is computed on the sum of the stated value of the share plus such unpaid Passed Dividend. In the event that Passed Dividends shall have accrued but remain unpaid for two consecutive quarterly dividend periods (each such quarterly dividend period, a "Passed Quarter"), the applicable dividend rate under the Series A Certificate of Designations is, as of the end of such two-Passed Quarters period, prospectively increased by two percent (2.0%) per annum, and the applicable dividend rate under the Series A Certificate of Designations further increases prospectively by two percent (2.0%) per annum as of the end of each subsequent two-Passed Quarters period with respect to which Passed Dividends shall have accrued but remain unpaid. The Series A Certificate of Designations further provides that (i) under no circumstances shall the dividend rate applicable at any time prior to the tenth (10th) anniversary of the issue date of the Series A Perpetual Preferred Stock exceed sixteen percent (16%) per annum, and (ii) upon payment by the Company of all accrued and unpaid Passed Dividends, the dividend rate is thereupon automatically reduced prospectively to the applicable per annum dividend rate under the Series A Certificate of Designations.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

13.    Preferred Stock and Stockholders' Equity (Continued)

  Series B Convertible Preferred Stock

        On November 29, 2007, the Company issued and sold 35,000 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $35.0 million in cash. Total issuance costs were approximately $0.8 million. All of the shares were sold to affiliates of Chilton Investment Company, LLC (collectively, "Chilton") pursuant to a purchase agreement dated as of July 15, 2007. The shares of Series B Convertible Preferred Stock rank (i) senior to the common stock, and any series of preferred stock specifically designated as junior to the Series B Convertible Preferred Stock, with respect to the payment of dividends and distributions, in a liquidation, dissolution or winding up, and upon any other distribution of the Company's assets, and (ii) on a parity with all other series of preferred stock, including the Series A Perpetual Preferred Stock, with respect to the payment of dividends and distributions, in a liquidation, dissolution or winding up, and upon any other distribution of the Company's assets.

        Each share of Series B Convertible Preferred Stock has an initial stated value of $1,000, that increases at the rate of 6% per annum, compounded quarterly, commencing on the issue date of such share of Series B Convertible Preferred Stock to and including the earlier of (i) the date of liquidation, dissolution or winding up or the redemption of such share, or (ii) the date such share is converted into the Company's common stock. The stated value of a share as so accreted as of any date is referred to as the accreted value of the share as of that date. Shares of Series B Convertible Preferred Stock may be redeemed by the Company, in whole or in part at the Company's option, on or after the fourth anniversary of the issue date, at a redemption price equal to the accreted value as of the applicable redemption date, subject to the terms set forth in the Certificate of Designations for the Series B Convertible Preferred Stock ("the "Series B Certificate of Designations"). The Series B Convertible Preferred Stock entitles the holders thereof to receive certain dividends and distributions to the extent that any dividends or distributions paid on the Company's common stock exceed the annual accretion on the Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock are entitled to vote on all matters (including the election of directors) submitted to the holders of the Company's common stock, as a single class with the holders of the Company's common stock, with each share of Series B Convertible Preferred Stock having one vote per share of the Company's common stock then issuable upon conversion of such share of Series B Convertible Preferred Stock. As of December 31, 2007, the aggregate accretion for the Series B Convertible Preferred Stock was $181,000.

        At any time and from time to time, any holder of Series of B Convertible Preferred Stock may convert all or any portion of the Series B Convertible Stock held by such holder into a number of shares of the Company's common stock computed by multiplying (i) each $1,000 of aggregate accreted value of the shares to be converted by (ii) the conversion rate then in effect (which initially is 14.44878 shares of common stock per $1,000 of accreted value, but subject to customary anti-dilution adjustments). All outstanding shares of Series B Convertible Preferred Stock will automatically convert into shares of the Company's common stock on the fifth anniversary of the issue date, at the conversion rate then in effect, without any action on the part of the holder thereof.

        The Company also entered into a registration rights agreement, dated as of November 29, 2007, with Chilton pursuant to which the Company granted Chilton certain registration rights with respect to the shares of Series B Convertible Preferred Stock issued to Chilton and the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

13.    Preferred Stock and Stockholders' Equity (Continued)

Share Repurchase Program

        In January 2003, our Board of Directors authorized a program to repurchase shares of the Company's common stock. As of December 31, 2007, the Board approved the repurchase of up to 7.2 million shares of common stock. During 2007, the Company repurchased approximately 1.3 million shares of its common stock for $77.0 million. The Company has repurchased 6.3 million shares of its common stock since the inception of the program at a total cost of $280.0 million. This includes 5.0 million shares repurchased during the years 2003 through 2006.

Dividends

        The Company had accrued $1.7 million as dividends for the Series A Perpetual Preferred Stock as of December 31, 2007. The dividends were paid in January 2008.

        The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. Future dividend declarations on the common shares may be made at the discretion of the board of directors after consideration of the Company's earnings, financial condition, cash requirements, future prospects and other factors.

Comprehensive (Loss) Income

        The components of comprehensive (loss) income, net of taxes, are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net (loss) income:	$(480)	$44,553	$43,937
Other comprehensive (loss) income:
Interest rate swap	(36,605)	72	196

Total comprehensive (loss) income	$(37,085)	$44,625	$44,133

        The amount of income tax benefit (expense) allocated to interest rate swap was $24.1 million, ($44,000) and ($115,000) for 2007, 2006 and 2005, respectively.

14.    Stock-Based Incentive Plans

        The Stock Incentive Plan (the "1991 Plan") was adopted in 1991 and amended and restated in 1998 to authorize the issuance of up to 3,760,000 shares of common stock pursuant to options, restricted stock, and other long-term stock-based incentives to officers and key employees of the Company. The 2001 Stock Incentive Plan (the "2001 Plan") was adopted in 2001 and amended and restated in 2005 to authorize the issuance of up to 2,200,000 shares of common stock. No option can be granted at an option price of less than the fair market value at the date of grants as defined by the Plan. Exercisability of options is determined at, or after, the date of grant by the administrator of both Plans. All options granted under both plans through December 31, 2007, become exercisable one-third after one year, two-thirds after two years and 100% after three years or immediately upon a change in control of the Company, as defined by both plans.

        The Stock Option Plan for Non-Employee Directors (the "Directors Plan") was adopted in 1994 and amended and restated in 1999 to authorize the issuance of up to 400,000 shares of common stock

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

14.    Stock-Based Incentive Plans (Continued)

pursuant to options to non-employee members of the Company's Board of Directors. Options are to be granted at an option price equal to 100% of the fair market value of the stock on the date of grant. Options granted pursuant to the Directors Plan vest and become exercisable one-third after one year, two-thirds after two years and 100% after three years or immediately upon a change in control of the Company, as defined by the Directors Plan. Options for the purchase of shares are granted to each non-employee Director under the Directors Plan as follows: (1) an option to purchase 15,000 shares on February 23, 1995, or on the Director's election to the Board of Directors if he or she was not a Director on such date, and (2) an option to purchase 5,000 shares annually in conjunction with the Company's Annual Meeting of Stockholders for that year.

        The 2005 Stock Incentive Plan for Non-Employee Directors (the "2005 Plan") was adopted in 2005 to authorize the issuance of up to 200,000 shares of common stock to non-employee members of the Company's Board of Directors. Awards may be made in common stock, in options to purchase common stock, or in shares of common stock subject to certain restrictions ("Restricted Stock"), or any combination thereof. The terms and conditions of awards granted are established by the Compensation Committee of the Company's Board of Directors, but become immediately vested upon a change in control of the Company, as defined by the 2005 Plan. Options are to be granted at an option price not less than 100% of the fair market value of the stock on the date of grant. The 2005 Plan provides for an initial grant of Restricted Stock ("Initial Grant"). At the end of a specified performance period, the number of shares in the Initial Grant will be increased or decreased, based on the percentage increase or decrease in the fair market value of the Company's common stock during the performance period.

Stock Options

        Stock option activity for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

Shares Under Option	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	958,643	$27.97
Granted	319,050	47.49
Exercised	(190,510)	26.70
Terminated	(8,350)	32.76

Outstanding at December 31, 2005	1,078,833	33.93
Granted	10,850	50.96
Exercised	(204,447)	29.07
Terminated	(60,547)	42.71

Outstanding at December 31, 2006	824,689	34.71
Granted	7,900	57.26
Exercised	(282,517)	31.69
Terminated	(8,316)	48.67

Outstanding at December 31, 2007	541,756	$36.41	5.50	$2,456,569

Vested and Expected to Vest at December 31, 2007	527,698	$36.10	5.46	$2,456,569

Exercisable at December 31, 2007	441,581	$33.71	5.11	$2,456,569

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

14.    Stock-Based Incentive Plans (Continued)

        The per share weighted-average grant date fair value of options granted during the years 2007, 2006 and 2005 was $14.21, $13.81 and $11.67, respectively.

        The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $7.8 million, $4.5 million and $3.9 million, respectively.

        Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $8.9 million, $5.9 million and $5.1 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $3.0 million, $1.7 million and $1.5 million, respectively, for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following table summarizes information regarding outstanding and exercisable options at December 31, 2007:

Range of Exercise Prices	Number of Shares Outstanding as of 12/31/2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Shares Exercisable as of 12/31/2007	Weighted Average Exercise Price Per Share
$14.94 - $28.11	165,332	3.18	$22.31	165,332	$22.31
$28.80 - $36.10	155,498	5.67	$35.18	155,498	$35.18
$36.85 - $46.70	28,964	7.13	$42.93	15,601	$42.63
$48.09 - $62.00	191,962	7.13	$48.58	105,150	$48.17

$14.94 - $62.00	541,756	5.50	$36.41	441,581	$33.71

        The following table summarizes the Company's nonvested options as of December 31, 2007 and changes during the year ended December 31, 2007:

Nonvested Options	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2007	267,195	$44.48
Granted	7,800	57.26
Vested	(167,004)	42.68
Forfeited	(7,816)	48.67

Nonvested at December 31, 2007	100,175	$48.30

Fair Value Disclosure

        The per share fair values of the stock options granted have been estimated as of the date of grant or assumption using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company's stock price. The Black-Scholes model meets the requirement of SFAS 123(R) but the fair values generated by

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

14.    Stock-Based Incentive Plans (Continued)

the model may not be indicative of the actual fair values of the Company's stock-based awards. The following table summarizes the assumptions used to value options granted in the respective periods:

	2007	2006	2005
Risk free interest rate	4.39%	4.67%	3.99%
Weighted average volatility	24.9%	28.2%	27.1%
Dividend yield	1.75%	1.96%	2.12%
Expected years until exercise	5 Years	5 Years	5 Years
Forfeitures	6.72%	12.03%	N/A
Weighted average fair value of options granted	$14.21	$13.81	$11.67

Stock-Based Compensation Expense

        From time to time, the Company grants stock options and restricted stock to officers, directors and employees of the Company under the 2001 Plan and the 2005 Plan. The stock options generally vest over a three- year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price on the New York Stock Exchange of the Company's common stock on the date of grant. Restricted stock provides for the issuance of a share of the Company's common stock at no cost to the holder and generally vests over terms determined by the Compensation Committee of the Company's Board of Directors. The restricted stock generally vests only if the employee is actively employed by the Company on the vesting date, and unvested restricted shares are forfeited upon termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company's Board of Directors determines otherwise. When vested options and restricted stock are issued, the Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock. Stock-based compensation for the year ended December 31, 2007 and 2006 of $6.0 million and $3.9 million, respectively, has been recognized as a component of general and administrative expenses in the Company's consolidated financial statements.

        The following table summarizes the Company's stock-based compensation expense included in the consolidated financial statements:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Total stock-based compensation:
Pre-tax compensation expense	6,958	3,911	310
Tax benefit	(2,726)	(1,519)	(118)

Total stock-based compensation expense, net of tax	$4,232	$2,392	$192

        As of December 31, 2007, $15.3 million and $0.3 million (including forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of approximately 2.05 years for restricted stock and 0.4 years for stock options.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

14.    Stock-Based Incentive Plans (Continued)

Restricted Stock

        Restricted stock activity for the year ended December 31, 2007 is set forth below:

	Number of Shares	Weighted Average Grant-Date Per Share Fair Value
Nonvested at December 31, 2006	168,100	$50.31
Granted	271,840	54.72
Released	—	—
Forfeited	(10,000)	52.96

Nonvested at December 31, 2007	429,940	$53.04

Pro Forma Information for the Period Prior to the Adoption of SFAS 123(R)

        The following table sets forth the pro forma effect on net income and net income per share for the year ended December 31, 2005, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

2005
(In thousands, except per share amounts)
Net income, as reported	$43,937
Add stock-based compensation expense included in reported net income, net of tax	14
Less stock-based compensation expense determined under the fair-value accounting method, net of tax	(1,769)

Net income, pro forma	$42,182

Net income per share-basic, as reported	$2.26
Net income per share-basic, pro forma	$2.17
Net income per share-diluted, as reported	$2.24
Net income per share-diluted, pro forma	$2.15

15.    Employee Benefit Plans

401(K) Savings and Investment Plan

        In 2001, the Company adopted a defined contribution plan authorized under Section 401(K) of the Internal Revenue Code. The plan covers Company employees who meet the minimum credited service requirements of the 401(K) plan. Employees whose terms of service are covered by a collective bargaining agreement are not eligible. Employees may contribute the maximum allowable for the current year of their pre-tax covered compensation as determined by the limitations of the tax code. IHOP Corp. common stock is not an investment option for employees in the 401(K) plan. Substantially all of the administrative cost of the 401(K) plan is borne by the Company. Beginning in 2004, the Company matches 100% of the employees' contributions up to 3% of eligible compensation. The

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

15.    Employee Benefit Plans (Continued)

Company's contribution was $0.7 million, $0.6 million and $0.6 million in 2007, 2006 and 2005, respectively.

        Beginning with the 2005 plan year, the Company has funded, to eligible participants in the 401(K) plan, a profit sharing cash contribution equal to 3% of eligible compensation. For the 2007 plan year, the contribution is estimated to be $1.0 million and will be paid in early 2008. The Company's contribution was $0.9 million and $0.6 million for the plan years 2006 and 2005, respectively.

        In connection with the Applebee's acquisition, the Company assumed a defined contribution plan authorized under Section 401(K). The Company will make matching cash contributions of 50% of each eligible employee's contributions not to exceed 4.0% of their annual compensation. Contributions under this plan will vest immediately. The Company made no cash contributions in the period subsequent to the acquisition date.

  Nonqualified Deferred Compensation Plan

        In 2002, Predecessor Applebee's entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain employees. Each participant's account was comprised of their contribution, Predecessor Applebee's matching contribution and each participant's share of earnings or losses in the plan. In connection with the Applebee's acquisition, this nonqualified deferred compensation plan was terminated. The balance in the rabbi trust was approximately $21.2 million and was recorded as deferred compensation as of December 31, 2007. This amount was distributed to the participants in January 2008.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

16.    Income Taxes

        The provision for income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Provision for income taxes:
Current
Federal	$14,987	$27,990	$28,033
State and foreign	6,738	4,500	2,585

	21,725	32,490	30,618

Deferred
Federal	(19,240)	(4,005)	(1,249)
State	(4,732)	(188)	(2,440)

	(23,972)	(4,193)	(3,689)

(Benefit) provision for income taxes	$(2,247)	$28,297	$26,929

The (benefit) provision for income taxes differs from the expected federal income tax rates as follows:

	2007	2006	2005
Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State and other taxes, net of federal tax benefit	1.5	3.8	3.0
Change in unrecognized tax benefits	(54.5)	—	—
Change in valuation allowance	26.0	—	—
State adjustments including audits and settlements	(27.7)	—	—
Refund claims for research and development credits and compensation deductions	(17.9)	—	—
Write-off state income tax receivables	7.4	—	—
Compensation related tax credits, net of deduction offsets	(27.1)	—	—
Changes in tax rates and state tax laws	47.5	—	—
Other	(1.7)	—	—

Effective tax rate	(81.5)%	38.8%	38.0%

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

16.    Income Taxes (Continued)

        Net deferred tax assets (liabilities) consist of the following components:

	2007	2006
	(In thousands)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$5,153	$4,273
Differences in acquisition financing costs	36,239	—
Employee compensation	23,683	4,993
Other comprehensive income primarily interest rate swap loss	23,944	83
Differences in capitalization, amortization and depreciation(1)	57,045	—
Other	23,373	8,932

Deferred tax assets	169,437	18,281
Valuation allowance	(2,613)	—

Total deferred tax assets after valuation allowance	166,824	18,281
Differences between financial and tax accounting in the recognition of franchise and equipment sales	(76,994)	(76,603)
Differences in capitalization and depreciation(1)	(546,652)	(4,650)
Differences between book and tax basis of property and equipment	(7,769)	(7,628)
Other	(18,412)	—

Deferred tax liabilities	(649,827)	(88,881)

Net deferred tax (liabilities)	$(483,003)	$(70,600)

Net deferred tax asset (liability)—current	22,406	5,417
Valuation allowance—current	(544)	—

Net deferred tax asset (liability)—current	21,862	5,417
Net deferred tax asset (liability)—non current	(502,796)	(76,017)
Valuation allowance—non current	(2,069)	—

Net deferred tax asset (liability)—non current	(504,865)	(76,017)

Net deferred tax (liabilities)	$(483,003)	$(70,600)

    (1)
    Primarily related to the Applebee's acquisition.

        The net deferred tax liability of $483.0 million excludes the net deferred tax asset of $2.9 million related to discontinued operations. The current and non-current net deferred tax assets related to discontinued operations of $.3 million and $2.6 million are included in current assets related to discontinued operations and non-current assets related to discontinued operations, respectively.

        The Company or one of its subsidiaries files U.S. federal income tax returns and income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-U.S. income tax examinations by tax authorities for years before 2004 for federal returns and 2000 for other jurisdictions. In November 2006, the Company reached a settlement with respect to the Internal Revenue Service examination of the Company's federal income tax returns for the years 2000 through 2003. The settlement requires the Company to accelerate the recognition of

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

16.    Income Taxes (Continued)

income related to the reporting of initial franchise fees for the years under examination. As a result of the settlement, the Company recognized additional taxable income of $21.9 million in total for the tax years 2000 through 2003 and paid additional tax and interest of $11.0 million. As provided in the settlement, the Company is entitled to deduct the reversal of the $21.9 million in the tax years 2004 through 2008 at a rate of $4.4 million per year.

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $0.7 million increase in the liability for unrecognized tax benefits, excluding related income tax benefits, which was accounted for as a reduction of retained earnings at January 1, 2007. At December 31, 2007, the Company had a liability for unrecognized tax benefit including potential interest and penalties, net of related tax benefit, totaling $16.9 million, of which approximately $0.1 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

        The total unrecognized tax benefit as of December 31, 2006 and December 31, 2007 was $4.4 million and $13.8 million, respectively, excluding interest, penalties and related income tax benefits. The increase of $9.4 million is primarily related to additional reserves of Applebee's partially offset by settlements with tax authorities and the lapse of applicable statute of limitations. Of the $13.8 million, $3.0 million excluding related tax benefits would be included in the effective tax rate if recognized prior to adoption of SFAS 141(R). The Company estimates the unrecognized tax benefits may decrease in 2008 by an amount up to $0.5 million related to the settlement with taxing authorities and the lapse of the statute of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Unrecognized tax benefit as of December 31, 2006	$4,408
Applebee's beginning balance	10,823
Change as a result of prior year tax positions	495
Change as a result of current year tax positions	255
Decreases relating to settlements with taxing authorities	(361)
Decreases as a result of a lapse of the statute of limitations	(1,828)

Unrecognized tax benefit as of December 31, 2007	$13,792

        As of December 31, 2006, the accrued interest and penalties were $1.0 million and $0.1 million, respectively, excluding any related income tax benefits. As of December 31, 2007, the accrued interest and penalties were $8.0 million and $2.6 million, respectively, excluding any related income tax benefits. The increase of $7.0 million and $2.5 million of accrued interest and penalties, respectfully, is primarily related to additional unrecognized tax benefits of Applebee's. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the statement of operations.

        The Company has various state net operating loss carryovers representing $1.5 million of state taxes. The net operating loss carryovers will expire, if unused, during the period from 2008 through 2027.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

16.    Income Taxes (Continued)

        The Company has recorded a deferred tax asset related to a change in the enacted tax law for the state of Michigan. The Company cannot assert on a more than likely basis that the asset will be realized. Therefore, a valuation allowance of $2.6 million has been recorded to offset the entire asset. Of the $2.6 million, $0.7 million was recorded in the current year and $1.9 million was recorded in the opening balance sheet of Applebee's.

17.    Net (Loss) Income Per Share

        The computation of the Company's basic and diluted net (loss) income per share is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Numerator for basic and dilutive income (loss) per common share:
Net (loss) income	$(480)	$44,553	$43,937
Less: Preferred stock dividends	(1,742)	—	—

(Loss) income available to common stockholders	$(2,222)	$44,553	$43,937
Denominator:
Weighted average outstanding shares of common stock	17,232	18,085	19,405
Dilutive effect of:
Common stock equivalents	—	213	198

Common stock and common stock equivalents	17,232	18,298	19,603
Net (loss) income per common share:
Basic	$(0.13)	$2.46	$2.26

Diluted	$(0.13)	$2.43	$2.24

        Diluted loss per common share is computed using the weighted average number of common shares outstanding during the period, as the 627,000 shares from common stock equivalents would have been antidilutive.

18.    Related Party Transactions

        In 2001, the Company loaned $1.2 million to its President and Chief Executive Officer. A portion of the loan ($600,000) was a personal loan. Pursuant to the employment agreement signed by the President and Chief Executive Officer in December 2001, this personal loan was interest free and forgiven in annual increments of $100,000. As of December 31, 2007 and 2006, the outstanding balance of this personal loan was zero and $100,000, respectively. The other portion of the loan ($600,000) was an interest free bridge loan used to fund a portion of the down payment on a new home. There was no remaining balance as of December 31, 2007 and 2006.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

19.    Segment Reporting

        Prior period segment information has been restated to conform to the current year presentation. Information on segments and a reconciliation to income before income taxes are as follows:

	2007			2006	2005
	(in thousands)
	Applebee's(1)	IHOP	Total
Revenues
Franchise operations	$14,173	$191,584	$205,757	$179,331	$167,384
Company restaurants	108,784	17,121	125,905	13,585	13,964
Rental operations	—	132,422	132,422	132,101	131,626
Financing operations	—	20,475	20,475	24,543	35,049

Total	$122,957	$361,602	$484,559	$349,560	$348,023

Intercompany Real Estate Charges
Company restaurants	$—	$141	$141	$388	$259
Rental operations	—	3,424	3,424	20,535	20,462
Corporate	—	(3,565)	(3,565)	(20,923)	(20,721)

Total	$—	$—	$—	$—	$—

Income (loss) from continuing operations before income taxes
Franchise operations	$14,009	$103,694	$117,703	$96,252	$88,616
Company restaurants	10,959	(2,489)	8,470	(2,016)	(1,131)
Rental operations	—	34,020	34,020	34,197	33,235
Financing operations	—	19,260	19,260	20,303	22,750
Corporate	(28,010)	(154,200)	(182,210)	(75,886)	(72,604)

Income (loss) before income taxes	$(3,042)	$285	$(2,757)	$72,850	$70,866

Income tax (benefit) expense	$(1,757)	$(490)	$(2,247)	$28,297	$26,929

Interest Expense
Company restaurants	$51	$496	$547	$514	$368
Rental operations	—	20,815	20,815	21,361	21,513
Financing operations	—	—	—	68	224
Corporate	14,635	14,019	28,654	7,902	8,322

Total	$14,686	$35,330	$50,016	$29,845	$30,427

Depreciation and amortization
Franchise operations	$981	$—	$981	$—	$—
Company restaurants	4,856	882	5,738	379	246
Rental operations	—	12,029	12,029	6,268	6,503
Financing operations	2,694	—	2,694	—	—
Corporate	776	6,531	7,307	13,403	13,117

Total	$9,307	$19,442	$28,749	$20,050	$19,866

Impairment and closure charges	$19	$4,307	$4,326	$43	$896

Capital Expenditures
Franchise operations	$—	$430	$430	$233	$738
Company restaurants	5,872	439	6,311	7,076	3,205
Corporate	3,726	1,961	5,687	2,117	3,422

Total	$9,598	$2,830	$12,428	$9,426	$7,365

Goodwill	$719,961	$10,767	$730,728	$10,767	$10,767

Total Assets
Franchise operations	$222,118	$50,678	$272,796	$32,988	$27,780
Company restaurants	797,479	5,610	803,089	8,701	7,065
Rental operations	—	257,453	257,453	255,545	252,287
Financing operations	—	406,394	406,394	198,651	215,105
Corporate	2,034,300	57,130	2,091,430	270,365	267,966

Total	$3,053,897	$777,265	$3,831,162	$766,250	$770,203

(1)
From acquisition date.

IHOP Corp. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

20.    Selected Quarterly Financial Data (Unaudited)

	Revenues	Operating Margin	Net Income	Net Income (Loss) Per Share— Basic(a)	Net Income (Loss) Per Share— Diluted(a)
	(In thousands, except per share amounts)
2007
1st Quarter	$90,124	$37,077	$11,313	$0.63	$0.63
2nd Quarter	89,487	34,872	14,130	0.82	0.82
3rd Quarter	91,355	(378)	(11,616)	(0.69)	(0.69)
4th Quarter(b)	213,593	63,380	(14,307)	(0.94)	(0.94)
2006
1st Quarter	$88,517	$36,509	$12,594	$0.68	$0.68
2nd Quarter	85,074	33,316	10,306	0.57	0.56
3rd Quarter	88,037	35,935	11,323	0.63	0.62
4th Quarter	87,932	35,074	10,330	0.58	0.57

(a)
The quarterly amounts may not add to the full year amount due to rounding.

(b)
The 4th quarter net loss and net loss per share was significantly impacted by the acquisition of Applebee's, the loss on derivative financial instruments and increased interest expense resulted from the securitization notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of IHOP Corp. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of IHOP Corp. and Subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IHOP Corp. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 2, 2006.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainties in income tax positions in accordance with Statement of Financial Accounting Standards Interpretation 48, on January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IHOP Corp.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California February 26, 2008

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such terms are defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, amended, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based on their assessment as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        On November 29, 2007, the Company completed its acquisition of Applebee's International, Inc. ("Applebee's"). Due to the close proximity of the completion of the acquisition to the date of management's evaluation of the effectiveness of our internal control over financial reporting, management did not assess the effectiveness of internal control over financial reporting of the Applebee's business, which is included in the 2007 consolidated financial statements of the Company and constituted $3.1 billion and $1.9 billion of total assets and net assets as of December 31, 2007, respectively, and $123.0 million and $1.3 million of revenues and net loss, respectively, for the period from November 29, 2007 through December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of IHOP Corp. and Subsidiaries

        We have audited IHOP Corp. and Subsidiaries, (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IHOP Corp. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the internal controls of Applebee's International, Inc., which is included in the 2007 consolidated financial statements of IHOP Corp. and Subsidiaries and constituted $3.1 billion and $1.9 billion of total and net assets, respectively, as of December 31, 2007, and $123.0 million and $1.3 million of revenues and net loss, respectively, for the period from November 29, 2007 to December 31, 2007. Our audit of internal control over financial reporting of IHOP Corp. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Applebee's International, Inc.

        In our opinion, IHOP Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IHOP Corp. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California February 26, 2008

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to evaluate our internal controls in light of the acquisition of Applebee's and may modify our internal controls after completion of our review.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item regarding our directors and executive officers is incorporated by reference to the following sections to be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders ("2008 Proxy Statement") to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.

  (a)
  Identification of Directors.    The information under the section entitled "Information Concerning Nominees and Members of the Board of Directors."

  (b)
  Identification of Executive Officers and Certain Employees.    The information under the section entitled "Executive Officers of the Company."

  (c)
  Compliance with Section 16(a) of the Exchange Act.    The information under the section entitled "Compliance with Section 16(a) of the Securities Exchange Act."

  (d)
  Code of Ethics.    The information under the section entitled "Code of Ethics for Chief Executive and Senior Financial Officers."

  (e)
  Audit Committee.    The information under the sections entitled "Board Committees and their Functions" and "Report of the Audit Committee."

Item 11.    Executive Compensation.

        The information required by this Item regarding executive compensation is incorporated by reference to the sections entitled "Executive Compensation—Summary of Compensation," "Executive Compensation—Stock Options and Stock Appreciation Rights," "Executive Officers of the Company—Employment Agreements," "Compensation Committee Interlocks—Insider Participation" and "Compensation Committee Report" to be set forth in our 2008 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item regarding security ownership and management is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" to be set forth in our 2008 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item regarding certain relationships and related transactions is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions, and Director Independence" to be set forth in our 2008 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item regarding principal accountant fees and services is incorporated by reference to the section entitled "Independent Auditor Fees" to be set forth in our 2008 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)    Consolidated Financial Statements

    The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

    Consolidated Balance Sheets as of December 31, 2007 and 2006.

    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007.

    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2007.

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007.

    Notes to the Consolidated Financial Statements.

    Reports of Independent Registered Public Accounting Firm.

(a)(2)    Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)    Exhibits

        Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

2.1	Agreement and Plan of Merger, dated as of July 15, 2007, by and among IHOP Corp., CHLH Corp. and Applebee's International, Inc. (Exhibit 2.1 to Registrant's Form 8-K filed July 17, 2007 is incorporated by reference herein).
3.1	Restated Certificate of Incorporation of IHOP Corp. (Exhibit 3.1 to Registrant's 2002 Form 10-K is incorporated herein by reference).
3.2	Bylaws of IHOP Corp. (Exhibit 3.2 to Registrant's 2002 Form 10-K is incorporated herein by reference).
3.3	Amendment to the bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to Registrant's Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
3.4	Certificate of Designations with respect to the Series A Perpetual Preferred Stock (Exhibit 3.1 to Registrant's Form 8-K filed December 5, 2007 is incorporated by reference herein).
3.5	Certificate of Designations with respect to the Series B Convertible Preferred Stock (Exhibit 3.2 to Registrant's Form 8-K filed December 5, 2007 is incorporated by reference herein).
4.1
Senior Note Purchase Agreement, dated as of November 1, 1996, among IHOP, Inc., IHOP Corp. and Jackson National Life Insurance Company and other purchasers (Exhibit 4.2 to Registrant's 2002 Form 10-K is incorporated herein by reference).

4.2
First Amendment to Senior Note Purchase Agreement, dated as of October 28, 2002, among IHOP Inc., IHOP Corp., and Jackson National Life Insurance Company and other purchasers (Exhibit 4.3 to Registrant's 2002 Form 10-K is incorporated herein by reference).
4.3
Revolving line of credit note among International House of Pancakes, Inc., a Delaware Corporation and Wells Fargo Bank, N.A. dated as of June 28, 2001 (Exhibit 4.4 to Registrant's 2001 Form 10-K is incorporated herein by reference).
4.4
First Amendment to Credit Agreement, dated as of May 31, 2002, among International House of Pancakes, Inc., a Delaware Corporation and Wells Fargo Bank, National Association (Exhibit 4.7 to Registrant's Form 10-Q for the quarterly period ended June 30, 2002 is incorporated herein by reference).
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
4.7
Second Addendum to loan agreement, dated as of October 28, 2002, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A. (Exhibit 4.8 to Registrant's 2002 Form 10-K is incorporated herein by reference).
4.8
Note Purchase Agreement, dated as of October 28, 2002, among IHOP Corp., International House of Pancakes, Inc. and AIG Annuity Insurance Company and other purchasers (Exhibit 4.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2002 is incorporated herein by reference).
4.9
Amended and restated Intercreditor Agreement, dated as of October 28, 2002, among Wells Fargo Bank, N.A., MONY Life Insurance Company and other noteholders (Exhibit 4.10 to Registrant's 2002 Form 10-K is incorporated herein by reference).
4.10
Third Addendum to loan agreement, dated as of March 8, 2004, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A. (Exhibit 4.11 to Registrant's 2003 Form 10-K is incorporated herein by reference).
4.11
Second Amendment to Senior Note Purchase Agreement, dated as of February 24, 2005, among IHOP Corp., and Jackson National Life Insurance Company and other purchasers (Exhibit 4.1 to Registrant's Form 10-Q for the quarterly period ended March 31, 2005 is incorporated herein by reference).
4.12
First Amendment and Waiver to Note Purchase Agreement, dated as of February 24, 2005, among IHOP Corp., International House of Pancakes, Inc. and AIG Annuity Insurance Company and other purchasers (Exhibit 4.2 to Registrant's Form 10-Q for the quarterly period ended March 31, 2005 is incorporated herein by reference).
4.13
Second Amendment to Credit Agreement, dated as of May 31, 2005, by and between International House of Pancakes, Inc. and Wells Fargo Bank, National Association (Exhibit 10.2 to Registrant's Form 8-K for May 31, 2005, is incorporated herein by reference).

4.14
Form of revolving line of credit note, dated as of May 31, 2005, by and between International House of Pancakes, Inc. in favor of Wells Fargo Bank, National Association (Exhibit 10.3 to Registrant's Form 8-K for May 31, 2005, is incorporated herein by reference).
4.15
Fourth Addendum to loan agreement, dated as of February 10, 2006, among IHOP Properties, Inc., International House of Pancakes, Inc., IHOP Corp., IHOP Realty Corp., and Bank of America, N.A. (Exhibit 4.16 to Registrant's 2005 Form 10-K is incorporated herein by reference).
4.16
Third Amendment to Credit Agreement, dated as of September 29, 2006, by and between International House of Pancakes, Inc. and Wells Fargo Bank, National Association (Exhibit 10.1 to Registrant's Form 8-K for September 29, 2006, is incorporated herein by reference).
4.17
Base Indenture, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC and Wells Fargo Bank, National Association (Exhibit 4.1 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated by reference herein).
4.18
Series Supplement for the Series 2007-1 Fixed Rate Term Notes, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, Wells Fargo Bank, National Association and Financial Guaranty Insurance Company (Exhibit 4.6 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated by reference herein).
4.19
Series Supplement for the Series 2007-2 Variable Funding Notes, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, Wells Fargo Bank, National Association and Financial Guaranty Insurance Company (Exhibit 4.7 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated by reference herein).
*4.20	Series Supplement for the Series 2007-3 Fixed Rate Term Notes, dated as of November 29, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC and Wells Fargo Bank, National Association.
*4.21
Base Indenture, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, and Wells Fargo Bank, National Association, as Indenture Trustee.
*4.22
Series 2007-1 Supplement to the Base Indenture, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, and Wells Fargo Bank, National Association.
†10.1	Employment Agreement between IHOP Corp. and Mark D. Weisberger (Exhibit 10.3 to Registrant's 2002 Form 10-K is incorporated herein by reference).
†10.2	Employment Agreement between IHOP Corp. and Richard C. Celio (Exhibit 10.4 to Registrant's 2002 Form 10-K is incorporated herein by reference).
†10.3	Employment Agreement between IHOP Corp. and Tom Conforti dated March 25, 2003 (Exhibit 10.5 to Registrant's 2002 Form 10-K is incorporated herein by reference).
†10.4	Employment Agreement between IHOP Corp. and Julia A. Stewart (Exhibit 10.10 to Registrant's 2001 Form 10-K is incorporated herein by reference).
†10.5	Employment Agreement between IHOP Corp. and Dennis R. Farrow (Registrant's Form 8-K dated July 10, 2006 is incorporated herein by reference).

†10.6	Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc. (Exhibit 10.8 to Registrant's 2002 Form 10-K is incorporated herein by reference).
†10.7	International House of Pancakes Employee Stock Ownership Plan as Amended and Restated as of January 1, 2001 (Exhibit 10.12 to Registrant's 2001 Form 10- K is incorporated herein by reference).
†10.8	Third Amendment to the International House of Pancakes Employee Stock Ownership Plan, dated as of December 30, 2002 (Exhibit 10.10 to Registrant's 2002 Form 10-K is incorporated herein by reference).
†10.9
IHOP Corp. 1994 Stock Option Plan for Non-Employee Directors as Amended and Restated February 23, 1999 (Annex "A" to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on Tuesday, May 11, 1999 is incorporated herein by reference).
†10.10	IHOP Corp. 2001 Stock Incentive Plan (the "2001 Plan") (Appendix "B" to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 15, 2001 is incorporated herein by reference).
†10.11	International House of Pancakes 401(k) Plan (Exhibit 10.15 to Registrant's 2001 Form 10-K is incorporated herein by reference).
†10.12	IHOP Corp. Executive Incentive Plan effective January 1, 2005 (Exhibit 10.12 to Registrant's 2004 Form 10-K in incorporated herein by reference).
†10.13	IHOP Corp. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.14
IHOP Corp. 2005 Stock Incentive Plan for Non-Employee Directors (the "2005 Plan") (Appendix "A" to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 24, 2005 is incorporated herein by reference).
†10.15
IHOP Corp. 2001 Stock Incentive Plan as Amended and Restated March 1, 2004 (Appendix "B" to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on Tuesday, May 24, 2005 is incorporated herein by reference).
10.16
Servicing Agreement, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, IHOP Property Leasing, LLC, IHOP Properties, LLC, IHOP Real Estate, LLC, International House of Pancakes, Inc., IHOP Corp. and Wells Fargo Bank, National Association, as Indenture Trustee (Exhibit 4.2 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated by reference herein).
*10.17
Amendment No. 1 to Servicing Agreement, dated as of November 28, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, IHOP Property Leasing, LLC, IHOP Properties, LLC, IHOP Real Estate, LLC, International House of Pancakes, Inc., IHOP Corp. and Wells Fargo Bank, National Association, as Indenture Trustee.
10.18
Parent Asset Sale Agreement, dated as of March 16, 2007, by IHOP Holdings, LLC, as Purchaser, and International House of Pancakes, Inc. as Seller (Exhibit 4.3 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated by reference herein).
10.19
Guaranty, dated as of March 16, 2007, by IHOP Corp., in favor of IHOP Holdings, LLC (Exhibit 4.4 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated by reference herein).

*10.20	Amendment No. 1 to Guaranty, dated as of November 28, 2007, by IHOP Corp., in favor of IHOP Holdings, LLC.
10.21
Series 2007-1 Fixed Rate Term Notes Purchase Agreement, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, IHOP Corp, and Goldman and Sachs & Co (Exhibit 4.5 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated by reference herein).
10.22
Variable Funding Note Purchase Agreement, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, International House of Pancakes, Inc., Wells Fargo, National Association, as Indenture Trustee, certain conduit investors, as Conduit Investors, certain financial institutions, as Committed Note Purchaser, certain Funding Agents and Wells Fargo Bank, National Association, as Administrative Agent (Exhibit 4.8 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated by reference herein).
10.23
Series A Perpetual Preferred Stock Purchase Agreement, dated as of July 15, 2007, by and between IHOP Corp. and MSD SBI, L.P. (Exhibit 10.1 to Registrant's Form 8-K filed on July 17, 2007 is incorporated by reference herein).
10.24
First Amendment to Series A Perpetual Preferred Stock Purchase Agreement, dated as of November 29, 2007, by and between IHOP Corp. and MSD SBI, L.P. (Exhibit 10.1 to Registrant's Form 8-K filed December 5, 2007 is incorporated by reference herein).
10.25
Series B Convertible Preferred Stock Purchase Agreement, dated as of July 15, 2007, by and among IHOP Corp. and the purchasers identified on Schedule A thereto (Exhibit 10.2 to Registrant's Form 8-K filed July 17, 2007 is incorporated by reference herein).
10.26
Commitment Letter, dated July 15, 2007, by and among IHOP Corp., CHLH Corp., Lehman Brothers Commercial Bank, Lehman Brothers Inc. and Lehman Commercial Paper Inc. (Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2007 is incorporated by reference herein).
10.27
Registration Rights Agreement, dated as of November 29, 2007, by and among IHOP Corp. and the persons identified on Schedule A thereto (Exhibit 10.2 to Registrant's Form 8-K filed December 5, 2007 is incorporated by reference herein).
*10.28
Series 2007-3 Fixed Rate Term Notes Purchase Agreement, dated as of November 29, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, International House of Pancakes, Inc., IHOP Corp. and Lehman Brothers Inc., as Initial Purchaser.
*10.29
Servicing Agreement, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, Applebee's Franchising LLC, Applebee's Services, Inc., Applebee's International, Inc., Assured Guaranty Corp., and Wells Fargo Bank, National Association, as Indenture Trustee.
*10.30	IHOP Corp. Servicing Guaranty, dated as of November 29, 2007, by IHOP Corp., in favor of Applebee's Enterprises LLC, Applebee's IP LLC, and certain other entities listed therein.
*10.31
Guaranty and Collateral Agreement (Applebee's Franchising LLC), dated as of November 29, 2007, by and among Applebee's Franchising LLC, Applebee's Enterprises LLC, and Wells Fargo Bank, National Association.
*10.32
Guaranty and Collateral Agreement (Applebee's Holdings LLC), dated as of November 29, 2007, by and among Applebee's Holdings LLC, Applebee's Enterprises LLC, and Wells Fargo Bank, National Association.

*10.33
Class A-1 Note Purchase Agreement, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, Applebee's Services, Inc., as Servicer, certain financial institutions, as Committed Note Purchasers, certain funding agents, Lehman Commercial Paper Inc., as Swingline Lender, and Lehman Commercial Paper Inc., as Class A-1 Administrative Agent.
*10.34
Purchase Agreement, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, Applebee's Holdings LLC, Applebee's Franchising LLC, IHOP Corp., Applebee's International, Inc., Applebee's Services, Inc., Applebee's Holdings II Corp., and Lehman Brothers Inc., as Initial Purchaser.
14.0	IHOP Corp. Code of Ethics for Chief Executive and Senior Financial Officers (Exhibit 14.0 to Registrant's 2004 Form 10-K is incorporated herein by reference).
*21	Subsidiaries of IHOP Corp.
*23.1	Consent of Ernst & Young LLP.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

†
A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February, 2008.

IHOP CORP.
By:	/s/ JULIA A. STEWART Julia A. Stewart Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 27th day of February 2008.

Name	Title

/s/ JULIA A. STEWART Julia A. Stewart	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS CONFORTI Thomas Conforti	Chief Financial Officer (Principal Financial Officer)
/s/ GREGGORY KALVIN Greggory Kalvin	Vice President, Corporate Controller (Principal Accounting Officer)
/s/ LARRY ALAN KAY Larry Alan Kay	Director
/s/ H. FREDERICK CHRISTIE H. Frederick Christie	Director
/s/ RICHARD J. DAHL Richard J. Dahl	Director
/s/ FRANK EDELSTEIN Frank Edelstein	Director
/s/ MICHAEL S. GORDON Michael S. Gordon	Director
/s/ CAROLINE W. NAHAS Caroline W. Nahas	Director
/s/ GILBERT T. RAY Gilbert T. Ray	Director
/s/ PATRICK W. ROSE Patrick W. Rose	Director

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Comparison of Five-Year Cumulative Total Return IHOP Corp., Standard & Poors 500 And Value Line Restaurants Index (Performance Results Through December 31, 2007)
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
Report of Independent Registered Public Accounting Firm
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES