Form 10-Q
period 2008-03-31
IHOP CORP
filed 2008-05-05
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2008
Common Stock, $.01 par value	17,396,847

IHOP CORP. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$33,084	$26,838
Restricted cash	105,452	128,138
Short-term investments, at market value	302	300
Receivables, net	86,938	115,335
Inventories	13,205	13,280
Prepaid income taxes	27,665	30,695
Prepaid expenses	13,882	30,831
Deferred income taxes	25,470	21,862
Assets held for sale	45,108	60,347
Current assets related to discontinued operations	5,834	6,052

Total current assets	356,940	433,678

Non-current restricted cash	64,372	57,962
Restricted assets related to captive insurance subsidiary	7,838	10,518
Long-term receivables	285,863	288,452
Property and equipment, net	1,120,844	1,139,616
Goodwill	734,462	730,728
Other intangible assets, net	1,012,755	1,011,457
Other assets, net	158,189	156,193
Non-current assets related to discontinued operations	2,558	2,558

Total assets	$3,743,821	$3,831,162

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$48,922	$99,019
Accrued employee compensation and benefits	53,372	56,795
Deferred revenue	44,715	76,802
Accrued financing costs	62,934	63,045
Other accrued expenses	58,672	49,203
Deferred compensation	1,264	21,236
Accrued interest payable	6,247	15,240

Total current liabilities	276,126	381,340

Long-term debt	2,265,947	2,263,887
Capital lease obligations, less current maturities	167,009	168,242
Deferred income taxes	504,034	504,865
Other liabilities	118,888	113,103
Non-current liabilities related to discontinued operations	3,302	3,302
Commitments and contingencies
Preferred stock, Series A, $1 par value, 220,000 shares authorized; 190,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007	187,050	187,050
Stockholders' equity
Convertible Preferred stock, Series B, at accreted value, 10,000,000 shares authorized; 35,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	35,702	35,181
Common stock, $.01 par value, 40,000,000 shares authorized; March 31, 2008: 23,615,673 shares issued and 17,385,078 shares outstanding; December 31, 2007: 23,359,664 shares issued and 17,105,469 shares outstanding	230	230
Additional paid-in-capital	153,953	149,564
Retained earnings	343,102	338,790
Accumulated other comprehensive loss	(35,016)	(36,738)
Treasury stock, at cost (6,230,595 shares and 6,254,195 shares at March 31, 2008 and December 31, 2007, respectively)	(276,506)	(277,654)

Total stockholders' equity	221,465	209,373

Total liabilities and stockholders' equity	$3,743,821	$3,831,162

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Franchise revenues	$89,934	$47,050
Company restaurant sales	311,922	3,984
Rental income	32,965	33,010
Financing revenues	7,968	6,080

Total revenues	442,789	90,124

Costs and Expenses
Franchise expenses	23,377	21,221
Company restaurant expenses	276,546	4,613
Rental expenses	24,709	24,581
Financing expenses	3,339	472
General and administrative expenses	47,574	16,121
Interest expense	50,647	2,215
Amortization of intangible assets	2,899	—
Other (income) expense, net	(1,782)	749
Early debt extinguishment costs	—	2,223

Total costs and expenses	427,309	72,195

Income from continuing operations before income taxes	15,480	17,929
Provision for income taxes	1,538	6,616

Income from continuing operations	13,942	11,313
Loss from discontinued operations, net of tax	(88)	—

Net income	$13,854	$11,313

Net income	$13,854	$11,313
Less: Series A preferred stock dividends	(4,750)	—
Less: Accretion of Series B preferred stock	(521)	—

Net income available to common stockholders	$8,583	$11,313

Net income available to common stockholders per share
Basic	$0.50	$0.63

Diluted	$0.50	$0.63

Weighted average shares outstanding
Basic	17,200	17,842

Diluted	17,424	18,046

Dividends declared per common share	$0.25	$0.25

Dividends paid per common share	$0.25	$0.25

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$13,854	$11,313
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	28,783	5,180
Debt extinguishment and other costs	—	2,223
Deferred income taxes	(4,898)	(995)
Stock-based compensation expense	3,072	1,065
Tax benefit from stock-based compensation	984	1,498
Excess tax benefit from stock options exercised	(251)	(1,498)
Gain on disposition of assets	(219)	—
Changes in operating assets and liabilities
Receivables	28,171	2,637
Inventories	75	(19)
Prepaid expenses	2,661	1,789
Accounts payable	(23,999)	5
Accrued employee compensation and benefits	(3,423)	(4,813)
Deferred revenues	(32,086)	—
Other accrued expenses	(4,937)	(1,713)
Other	2,175	(855)

Cash flows provided by operating activities	9,962	15,817

Cash flows from investing activities
Additions to property and equipment	(18,102)	(784)
Additions to long-term receivables	(1,390)	(659)
Payment of accrued acquisition costs	(10,001)	—
Collateral released by captive insurance subsidiary	2,680	—
Proceeds from sale of property and equipment	30	—
Principal receipts from notes and equipment contracts receivable	4,219	3,934
Reductions (additions) to assets held for sale	12,386	(429)
Property insurance proceeds	(37)	(26)

Cash flows (used in) provided by investing activities	(10,215)	2,036

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	190,000
Repayment of long-term debt	—	(129,206)
Principal payments on capital lease obligations	(1,391)	(1,583)
Dividends paid	(6,012)	(4,464)
Payment of preferred stock issuance costs	(1,500)	—
Purchase of treasury stock, net	1,056	(30,961)
Proceeds from stock options exercised	664	3,719
Excess tax benefit from stock options exercised	251	1,498
Payment of debt issuance costs	(2,845)	(13,335)
Prepayment penalties on early debt extinguishment	—	(1,219)
Restricted cash related to securitization	16,276	—

Cash flows provided by financing activities	6,499	14,449

Net change in cash and cash equivalents	6,246	32,302
Cash and cash equivalents at beginning of year	26,838	19,516

Cash and cash equivalents at end of year	$33,084	$51,818

Supplemental disclosures
Interest paid	$49,631	$7,637
Income taxes paid	$1,111	$2,660

See the accompanying Notes to Consolidated Financial Statements.

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

        The accompanying unaudited consolidated financial statements of IHOP Corp. (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

2. Basis of Presentation

        The Company's fiscal quarter ends on the Sunday closest to the last day of each quarter. For convenience, we report all fiscal quarter endings on March 31, June 30, September 30 and December 31.

        On November 29, 2007, the Company completed the acquisition of Applebee's International, Inc. ("Applebee's") pursuant to an agreement and plan of merger entered into by and among the Company, CHLH Corp. and Applebee's. Upon consummation of the acquisition, Applebee's became a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, long-lived assets and goodwill. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

        Certain reclassifications have been made to prior year information to conform to the current year presentation.

3. New Accounting Pronouncements

        In September 2006, the FASB issued FASB Statement ("SFAS") No. 157, Fair Value Measurements ("SFAS 157") which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS 157 may

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. New Accounting Pronouncements (Continued)

require companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157's fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of January 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS 157 did not have a material impact on the Company's consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on its consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. On January 1, 2008, the Company adopted SFAS 159 and has not elected to use fair value measurement on any assets or liabilities under this statement.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date. As SFAS 161 does not change current accounting practice, there will be no impact on the consolidated financial statements.

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Business Acquisition

        The total transaction value (including direct transaction costs and expenses) of the Applebee's acquisitions was approximately $2.0 billion. The Company has accounted for the Applebee's acquisition using the purchase method and, accordingly, the results of operations related to this acquisition have been included in the consolidated results of the Company since the acquisition date. The estimated purchase price for this acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of November 29, 2007. The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The purchase price allocation for the Applebee's acquisition is preliminary. The Company's fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available. As of March 31, 2008, neither the purchase price nor the allocation thereof has changed materially since December 31, 2007.

        The unaudited pro forma data of the Company for the three months ended March 31, 2007 set forth below gives effect to the Applebee's acquisition as if it had occurred at the beginning of 2007 and includes (1) the amortization of other comprehensive loss resulted from a swap the Company entered into in July 2007 to hedge the interest payments on the securitization transactions which were entered into on November 29, 2007 to finance the acquisition; (2) interest expense (including amortization) related to the securitization transactions that took place during 2007; (3) additional depreciation and amortization expense related to the pro forma stepped-up basis of assets acquired in the acquisition and (4) the tax effect resulting from the pro forma adjustments based on an assumed effective annual tax rate of 39.5%. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the acquisition taken place at the beginning of 2007.

	Three Months Ended March 31,
	2008 actual	2007 pro forma
	(In thousands, except per share amounts)
Total revenues	$442,789	$427,754
Total net income (loss)	$13,942	$(1,241)
Total net income (loss) available to common shareholders	$8,583	$(6,516)
Pro forma net income (loss) per share
Basic	$0.50	$(0.37)
Diluted	$0.50	$(0.37)

5. Segments

        The Company's revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations, and financing operations. Within each segment, the Company operates two distinct restaurant concepts: Applebee's and IHOP.

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Segments (Continued)

  Applebee's

        The franchise operations segment consists of restaurants operated by Applebee's franchisees in the United States, 17 countries outside the United States and one U.S. territory. Franchise operations revenue consists primarily of franchise royalty revenues. Franchise operations expenses include costs related to intellectual property provided to certain franchisees.

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

        Rental operations and financing operations activities are not currently part of Applebee's business.

  IHOP

        The franchise operations segment consists of restaurants operated by IHOP franchisees and area licensees in the United States, one U.S. territory and two countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, franchise advertising fees and the portion of the franchise fees allocated to IHOP intellectual property. Franchise operations expenses include advertising expense, the cost of proprietary products and pre-opening training expenses and other franchise-related costs.

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

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Segments (Continued)

        Information on segments is as follows:

	For the Three Months Ended March 31,
	2008
	Applebee's	IHOP	Total	2007
	(In thousands)
Revenues from External Customers
Franchise operations	$37,937	$51,997	$89,934	$47,050
Company restaurants	308,027	3,895	311,922	3,984
Rental operations	—	32,965	32,965	33,010
Financing operations	—	7,968	7,968	6,080

Total	$345,964	$96,825	$442,789	$90,124

Interest Expense
Company restaurants	$138	$103	$241	$—
Rental operations	—	5,145	5,145	5,317
Financing operations	—	26	26	5
Corporate	41,926	8,721	50,647	2,215

Total	$42,064	$13,995	$56,059	$7,537

Depreciation and amortization
Franchise operations	$2,506	$—	$2,506	$—
Company restaurants	11,523	189	11,712	201
Rental operations	—	3,013	3,013	2,848
Corporate	777	1,544	2,321	2,131

Total	$14,806	$4,746	$19,552	$5,180

Income (loss) from continuing operations before income taxes
Franchise operations	$37,507	$29,050	$66,557	$25,829
Company restaurants	35,912	(536)	35,376	(629)
Rental operations	—	8,256	8,256	8,429
Financing operations	—	4,629	4,629	5,608
Corporate	(71,668)	(27,670)	(99,338)	(21,308)

Income before income taxes	$1,751	$13,729	$15,480	$17,929

6. Income Taxes

        The Company files U.S. federal income tax returns, as well as tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004, or to state or non-U.S. income tax examinations for years before 2000.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB No. 109 ("FIN 48") on January 1, 2007. As a result of the

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Income Taxes (Continued)

implementation of FIN 48, the Company recognized a $0.7 million increase in the liability for unrecognized tax benefits, excluding related income tax benefits, which was accounted for as a reduction of retained earnings at January 1, 2007. At December 31, 2007, the Company had a liability for unrecognized tax benefit including potential interest and penalties, net of related tax benefit, totaling $16.9 million, of which approximately $0.1 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

        The total unrecognized tax benefit as of March 31, 2008 and December 31, 2007 was $13.9 million and $13.8 million, respectively, excluding interest, penalties and related income tax benefits. Of the $13.9 million, $3.1 million excluding related tax benefits would be included in the effective tax rate if recognized prior to adoption of SFAS No. 141 (revised 2007), Business Combinations. The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $0.4 million related to the settlement with taxing authorities and the lapse of the statute of limitations.

        As of March 31, 2008, the accrued interest and penalties were $8.4 million and $2.6 million, respectively, excluding any related income tax benefits. As of December 31, 2007, the accrued interest and penalties were $8.0 million and $2.6 million, respectively, excluding any related income tax benefits. The increase of $0.4 million of accrued interest is related to the accrual of interest during the quarter ended March 31, 2008. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the statement of income.

        The Company has various state net operating loss carryovers representing $1.5 million of state taxes as of December 31, 2007. The net operating loss carryovers will expire, if unused, during the period from 2008 through 2027.

        The Company has recorded a deferred tax asset related to a change in the enacted tax law for the state of Michigan. The Company cannot assert on a more than likely basis that the asset will be realized. Therefore, a valuation allowance of $3.6 million has been recorded to offset the entire asset. Of the $3.6 million, $0.7 million was recorded in the year ended December 31, 2007 and $2.9 million was recorded as part of the preliminary purchase price allocation of Applebee's.

        The effective tax rate was 9.9% for the quarter ended March 31, 2008. The effective tax rate is lower than the federal statutory rate of 35% primarily due to tax credits, partially offset by state income taxes. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee's company-owned restaurant operations.

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Debt

        Debt consists of the following components:

	March 31, 2008 (unaudited)	December 31, 2007
	(In thousands)
Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes due December 2037, at a fixed interest rate of 7.2836%	$350,000	$350,000
Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.1767% (inclusive of an insurance premium of 0.75%)	675,000	675,000
Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.0588%	650,000	650,000
Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037, at a fixed rate of 8.4044%	119,000	119,000
Series 2007-1 Class A-1 Variable Funding Senior Notes, final maturity date December 2037, at a rate of 5.8% and 8.0% as of March 31, 2008 and December 31, 2007, respectively	75,000	75,000
Series 2007-1 Fixed Rate Notes due March 2037, at a fixed rate of 5.144% (inclusive of an insurance premium of 0.36%)	175,000	175,000
Series 2007-2 Variable Funding Note, final maturity date March 2037, at a rate of 3.1% and 5.6% as of March 31, 2008 and December 31, 2007, respectively	15,000	15,000
Series 2007-3 Fixed Rate Term Notes due December 2037, at a fixed rate of 7.0588%	245,000	245,000
Discount on Fixed Rate Notes	(38,053)	(40,113)

Total debt	2,265,947	2,263,887
Less current maturities	—	—

Long-term debt	$2,265,947	$2,263,887

        For a complete description of the respective instruments, refer to Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

        The terms of the Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes (the "Class A-2-I-X Notes") obligate the Company to use the proceeds from certain asset dispositions to repay the Class A-2-I-X Notes. If the Company repays the Class A-2-I-X Notes in whole or in part after June 20, 2008, and before December 2012, it will be required to make certain "make whole" payments on the Class A-2-I-X Notes. Such make whole payments will generally be equivalent to the difference between (a) the net present value of all remaining interest and principal payments related to the early pay down amount assuming a December 2012 repayment date and (b) the principal only related to the early pay down amount.

        If the Class A-2-I-X Notes, in whole or in part, remain outstanding after June 20, 2008, the interest rate applied to the outstanding balance is subject to adjustment. The "adjusted interest rate" would be the greater of (i) the current coupon rate; or (ii) a variable per annum rate equal to a

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Debt (Continued)

specified swap rate plus 3.355%. The formula for calculating the make whole and the adjusted interest rate is set forth in the Series 2007-1 Supplement to the Base Indenture, dated as of November 29, 2007. As of March 31, 2008, the variable rate is less than the coupon rate.

        For further information on the Company's Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes, refer to Exhibit 4.22 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

8. Stock-Based Compensation

        From time to time, the Company grants stock options and restricted stock to officers, directors and employees of the Company under the 2001 Stock Incentive Plan (the "2001 Plan") and the 2005 Stock Incentive Plan for Non-Employee Directors (the "2005 Plan"). The stock options generally vest over a three-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the common stock on the New York Stock Exchange on the date of grant. Restricted stock provides for the issuance of a share of the Company's common stock at no cost to the holder and generally vests over terms determined by the Compensation Committee of the Company's Board of Directors. The restricted stock generally vests only if the employee is actively employed by the Company on the vesting date, and unvested restricted shares are forfeited upon termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company's Board of Directors determines otherwise. When vested options and restricted stock are issued, the Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock. Stock-based compensation for the three months ended March 31, 2008 and 2007 of $3.1 million and $1.1 million, respectively, has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

        The estimated fair values of the options granted year-to-date in 2008 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the 2008 Black-Scholes model:

Risk-free interest rate	2.75%
Weighted average volatility	76.20%
Dividend yield	2.50%
Expected years until exercise	4.85
Forfeitures	6.72%
Weighted average fair value of options granted	$21.28

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Stock-Based Compensation (Continued)

        The following table summarizes the components of the Company's stock-based compensation expense included in the consolidated financial statements:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Total Stock-Based Compensation:
Pre-tax compensation expense	$3,072	1,065
Tax benefit	(304)	(393)

Total stock-based compensation expense, net of tax	$2,768	$672

        As of March 31, 2008, $22.5 million and $6.7 million (including forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of approximately 2.3 years for restricted stock and 2.8 years for stock options.

        Option activity under the Company's stock option plan as of March 31, 2008, and changes during the three months ended March 31, 2008, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	541,756	$36.41
Granted	365,000	$40.00
Exercised	(31,000)	$21.44
Forfeited	(2,500)	$48.09

Outstanding at March 31, 2008	873,256	$38.41	7.39	$8,041,463

Vested at March 31, 2008 and Expected to Vest	823,707	$38.28	7.25	$7,691,800

Exercisable at March 31, 2008	491,033	$36.82	5.49	$5,325,780

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock and the number of in-the-money options.

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Stock-Based Compensation (Continued)

        A summary of activity related to restricted stock for the three months ended March 31, 2008 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	435,290	$52.91
Granted	252,535	$40.12
Released	(27,325)	$48.12
Forfeited	(27,225)	$47.58

Nonvested at March 31, 2008	633,275	$48.24

9. Other Comprehensive Income

        The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income:	$13,854	$11,313
Other comprehensive income:
Interest rate swap	1,722	133

Total comprehensive income	$15,576	$11,446

        The amount of income tax benefit allocated to the interest rate swap was $0.2 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

10. Assets Held for Sale

        In connection with the Applebee's acquisition, the Company assumed a contract to sell a corporate office building for $9.0 million, net of commissions. The Company closed this transaction in January 2008 and did not recognize a gain or loss. In December 2007, the Company began to actively market its corporate aircraft. The Company closed the sale of the aircraft in January 2008 for approximately $2.8 million. No gain or loss was recognized.

        In December 2007, the Company began to actively market 41 company-operated Applebee's restaurants. The marketing of these restaurants is part of the Company's plan to ultimately refranchise almost all of the 511 Applebee's restaurants over the next three years. On March 19, 2008, the Company reached an agreement to sell the restaurants, located in California and Nevada, subject to regulatory processes related to liquor license transfer and other customary closing conditions. The sale of these two markets is expected be completed in the third quarter of 2008. The assets for these restaurants, totaling $44.9 million, have been presented as assets held for sale in the consolidated balance sheet as of March 31, 2008.

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Net Income Per Share

        The computation of the Company's basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net income	$13,854	$11,313
Less: Series A preferred stock dividends	(4,750)	—
Less: Accretion of Series B	(521)	—

Net income available to common stockholders	$8,583	$11,313

Denominator:
Weighted average outstanding shares of common stock	17,200	17,842
Dilutive effect of:
Common stock equivalents	224	204

Common stock and common stock equivalents	17,424	18,046

Net income per common share:
Basic	$0.50	$0.63

Diluted	$0.50	$0.63

        The effect of adding shares from the assumed conversion of Series B Convertible Preferred stock to the denominator and the related add-back of the dividends on Series B Convertible Preferred stock to the numerator is anti-dilutive.

12. Commitments and Contingencies

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

  Burton M. Sack v. Applebee's International, Inc.

        On March 28, 2008, Burton M. Sack filed a verified petition in the Court of Chancery of the State of Delaware against Applebee's International, Inc. ("Applebee's) seeking appraisal pursuant to Section 262 of the Delaware General Corporation Law. The Company completed the acquisition of Applebee's on November 29, 2007. Section 262 of the Delaware General Corporation Law provides appraisal rights to the record holders of shares of any Delaware corporation that is a party to a merger or consolidation, subject to specified exceptions and to compliance with specified procedural requirements. Prior to the filing of the petition, Applebee's had received notices from stockholders, claiming to represent 3,197,263 shares of Applebee's stock, that they intend to seek an appraisal of those shares instead of accepting the merger consideration of $25.50 per share. On April 22, 2008

IHOP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Commitments and Contingencies (Continued)

Applebee's filed and served its response to the petition. The Company believes that a strong case can be made that the fair value of Applebee's stock is not higher than the merger consideration but, at this early stage of the litigation, it is not possible reliably to predict what a court might award to appraisal petitioners as the fair value of their stock under Section 262.

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

13. Subsequent Event

        On April 7, 2008, the Company entered into an agreement for a sale-leaseback of its support center in the Kansas City metropolitan area. In connection with this transaction, the Company will receive $40 million less customary closing costs and fees. The initial term of the leaseback agreement is 15 years. As the Company expects to have continuing involvement in the form of future leases, we do not expect sale recognition, in accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. The transaction is expected to close in the second fiscal quarter of 2008.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially from those expressed or implied by any forward-looking statements. You can identify these forward-looking statements by words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend," "plan," and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K, as well as subsequent Quarterly Reports on Form 10-Q, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

        The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Overview

        IHOP Corp. (the "Company," "we" or "our") was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter we began developing and franchising additional restaurants. In November 2007, we completed the acquisition of Applebee's International, Inc. ("Applebee's"), which became a wholly owned subsidiary of the Company. We own and operate two restaurant concepts in the casual dining and family dining niches: Applebee's Neighborhood Grill and Bar®, or Applebee's, and International House of Pancakes, or IHOP. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees or the Company. Sales of restaurants that are owned by franchises and area licensees are not attributable to the Company. With more than 3,300 restaurants combined, we are one of the largest full-service restaurant companies in the world.

Restaurant Concepts

  Applebee's

        We franchise and operate restaurants in the bar and grill segment of the casual dining industry under the name "Applebee's Neighborhood Grill & Bar®." With 1,986 system-wide restaurants as of March 31, 2008, Applebee's Neighborhood Grill & Bar is one of the largest casual dining concepts in the world, in terms of number of restaurants and market share.

        Generally, Applebee's franchise arrangements consist of a development agreement and separate franchise agreement. Development agreements grant the exclusive right to develop restaurants in a designated geographic area over a specified period of time. The term of a domestic development agreement is generally 20 years. The development agreements provide for an initial development schedule of one to five years, as agreed upon by the Company and the franchisee. After the initial development schedule, the Company and the franchisee generally execute a series of supplemental development schedules established by a methodology included within the development agreement.

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

        We plan to pursue a strategy which includes transitioning to an approximately 98% franchised system, and to sell the real estate on which company-operated restaurants are situated. We plan to execute this strategy by refranchising most of the 511 Applebee's domestic company-operated restaurants, and selling almost all of the approximately 200 fee-owned Applebee's properties through sale/leaseback transactions. This heavily franchised business model is expected to demand less capital, generate higher margins, and reduce the volatility of cash flow performance over time.

        The following table represents Applebee's franchisee restaurant development commitments for 2008 and 2009. We have disclosed development commitments for only a two-year period as the Applebee's development agreements generally provide for a series of two-year development commitments after the initial development period.

		Scheduled Opening of Restaurants by Year
	Opened Q1 2008	Balance of 2008	2009
Domestic development commitments	11	23	28
International development commitments	5	16	17

	16	39	45

  IHOP

        Under our current business model which was adopted in January 2003, a potential franchisee first enters into a single store development agreement or a multi-store development agreement and, upon completion of a prescribed approval procedure, is primarily responsible for the initial development and financing of the new IHOP franchised restaurant. In general, we do not provide any financing arrangement with respect to the franchise fee or otherwise. Thus, the franchisee uses its own capital and financial resources along with third party financial sources to purchase or lease a site, build and equip the business and fund working capital needs.

        The cash received from a typical franchise arrangement includes (a) (i) a location fee equal to $15,000 upon execution of a single store development agreement or (ii) a development fee equal to $20,000 for each IHOP restaurant that the franchisee contracts to develop upon execution of a multi-store development agreement; (b) a franchise fee equal to (i) $50,000 (against which the $15,000 location fee will be credited) for a restaurant developed under a single store development agreement or

(ii) $40,000 (against which the $20,000 development fee will be credited) for each restaurant developed under a multi-store development agreement, in each case, paid upon execution of the franchise agreement; (c) franchise royalties equal to 4.5% of weekly gross sales; (d) revenue from the sale of pancake and waffle dry-mixes; and (e) franchise advertising fees. The franchise advertising fees are comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales, which is usually collected by us and then paid to a local advertising cooperative to cover the cost of local media purchases and other local advertising expenses, and (ii) a national advertising fee equal to 1.0% of weekly gross sales.

        IHOP franchisees and company-operated restaurants contribute a percentage of their sales to local advertising cooperatives and a national advertising fund. Most franchise agreements call for contributions to the local advertising cooperatives equal to 2.0% of gross sales and a contribution of 1.0% of gross sales to the national advertising fund. Area licensees are required to pay lesser amounts toward advertising. As approved by our franchisees, in 2007 and 2008 a portion of the local advertising contribution has been reallocated to the national advertising fund allowing us to reach our target audience more frequently and in a more effective way through national advertising.

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

        The cash received from a typical franchise arrangement under the Old Business Model included: (a) the franchise fee, a portion of which (typically 20%) was paid upon execution of the franchise agreement; (b) interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes; (c) franchise royalties typically equal to 4.5% of weekly gross sales; (d) income from the subleasing of the leased real property under a franchisee sublease and income from the leasing of the owned real property under the related leases to franchisees; (e) income from the leasing of equipment under an equipment lease; (f) revenue from the sale of pancake and waffle dry-mixes; and (g) franchise advertising fees. The franchise advertising fees are comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales under the franchise agreement, which was usually collected by us and then paid to a local advertising cooperative to cover the cost of local media purchases and other local advertising expenses and (ii) a national advertising fee equal to 1.0% of weekly gross sales under the franchise agreement. In a few cases, with respect to the reacquired restaurants, or otherwise, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for a period of time in order to assist them in either establishing or reinvigorating their business.

        The following table represents IHOP signed restaurant development commitments including options as of March 31, 2008:

		Scheduled Opening of Restaurants
	Number of Signed Agreements at 3/31/08
		Remainder of 2008	2009	2010	2011 and thereafter	Total
Single-store development agreements	16	6	9	1	—	16
Multi-store development agreements	90	66	66	51	201	384
International territorial agreements	6	5	5	5	41	56

	112	77	80	57	242	456

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

  Applebee's

        The franchise operations segment consists of restaurants operated by Applebee's franchisees in the United States, 17 countries outside the United States and one U.S. territory. Franchise operations revenue consists primarily of franchise royalty revenues. Franchise operations expenses include costs related to intellectual property provided to certain franchisees.

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

        Rental operations and financing operations activities are not currently part of Applebee's business.

  IHOP

        The franchise operations segment consists of restaurants operated by IHOP franchisees and area licensees in the United States, one U.S. territory and two countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, franchise advertising fees and the portion of the franchise fees allocated to IHOP intellectual property. Franchise operations expenses include advertising expense, the cost of proprietary products and pre-opening training expenses and other franchise-related costs.

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

Key Overall Strategies—Update

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.—Key Overall Strategies" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a detailed discussion of Applebee's and IHOP's key strategies.

        Recent developments with respect to several Applebee's key strategies include:

  Refranchise Company-Operated Restaurants and Sell Owned Real Estate

  •
  On March 19, 2008, we announced an agreement for the sale of 41 company-operated Applebee's restaurants located in Southern California and Nevada. We expect to close on the transaction in the third quarter of 2008. The agreement also provides for future franchise restaurant development in these markets. We plan to franchise approximately 100 company-operated Applebee's restaurants in fiscal 2008, inclusive of this transaction.

  •
  On April 7, 2008, we signed an agreement for the sale-leaseback of our restaurant support center headquartered in Lenexa, Kansas. We expect to close on this transaction in the second fiscal quarter of 2008.

  Re-energize the Applebee's Brand

  •
  In March 2008, we introduced a new Applebee's advertising campaign—"It's a Whole New Neighborhood." Our message in the ads clearly focused on classic Grill & Bar food that is unique to Applebee's.

  •
  During the first quarter of 2008, we also solidified new brand positioning for Applebee's, refined our customer targets, introduced our new menu strategy, and finalized our marketing approach through 2009.

  Improve Restaurant Operations

  •
  Our strategy to improve operations execution at Applebee's restaurants system-wide has begun. An operations rating system is currently under development which is expected to be implemented during the summer with rankings available at the end of the third fiscal quarter of 2008. In conjunction with the rating system, we also are incorporating a process to collect financial information from Applebee's franchisees to be used to partner with franchisees to uncover opportunities for improving their financial performance.

  Strengthen Company Restaurant Profitability

  •
  We began to make progress in our plan to improve the profitability of Applebee's company-owned restaurants. Company same-store sales increased 2.1% in the three months ended March 31, 2008 primarily due to pricing increases taken at company-operated restaurants. In addition, we experienced improvements in labor costs due to better labor cost management and increased productivity. The improvements in labor costs were offset by higher restaurant manager bonuses. We expect to make further progress with our restaurant operating margin in the second quarter of fiscal 2008 when we implement a new restaurant manager bonus plan.

Restaurant Data

        The following table sets forth, for the current year and prior year, the number of effective restaurants in the IHOP system and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year. "Effective restaurants" are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations. Pro forma information on Applebee's restaurant data and restaurant development and franchising activity is presented in the section entitled "Pro Forma Comparison of Quarter ended March 31, 2008 with Quarter ended March 31, 2007—Applebee's" herein.

	Three Months Ended March 31,
	2008	2007
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,175	1,128
Company	10	11
Area license	157	160

Total	1,342	1,299

System-wide(b)
IHOP sales percentage change(c)	7.9%	5.3%
IHOP same-store sales percentage change(d)	3.7%	0.5%
Franchise(b)
IHOP sales percentage change(c)	8.5%	5.2%
IHOP same-store sales percentage change(d)	3.7%	0.6%
Company
IHOP sales percentage change(c)	(2.2)%	18.1%
Area License(b)
IHOP sales percentage change(c)	3.2%	5.0%

    (a)
    "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

    (b)
    "System-wide sales" are retail sales at IHOP restaurants operated by franchisees, area licensees (related to IHOP only) and the Company, as reported to the Company. IHOP franchise restaurant sales were $547.2 million and $504.2 million for the quarters ended March 31, 2008 and 2007, respectively, and sales at IHOP area license restaurants were $57.3 million and $55.5 million for the quarters ended March 31, 2008 and 2007, respectively. Franchise restaurant retail sales and area license sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant and area license restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay royalties and other fees that are generally based on a percentage of their sales.

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

        The following table summarizes our restaurant development and franchising activity:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,344	1,302
New openings
Company-developed	—	—
Franchisee-developed	11	6
International franchisee-developed	—	2
Area license	—	—

Total new openings	11	8
Closings
Company and franchise	(2)	(4)
Area license	—	—

End of period	1,353	1,306

Summary-end of period
Franchise	1,186	1,133
Company	10	13
Area license	157	160

Total	1,353	1,306

IHOP Restaurant Franchising Activity
Company-developed	—	—
Domestic franchisee-developed	11	6
International franchisee-developed	—	2
Rehabilitated and refranchised	4	2

Total restaurants franchised	15	10
Reacquired by the Company	(3)	(6)
Closed	(2)	(3)

Net addition	10	1

Comparison of Quarter Ended March 31, 2008 with Quarter Ended March 31, 2007

Overview

	Three Months Ended March 31,
	2008	2007	Variance
Revenues
Applebee's	$345,964	$—	$345,964
IHOP	96,825	90,124	6,701

Total revenues	442,789	90,124	352,665

Cost of revenues
Applebee's	272,545	—	(272,545)
IHOP	55,426	50,887	(4,539)

Total cost of revenues	327,971	50,887	(277,084)

Segment Profit
Applebee's	73,419	—	73,419
IHOP	41,399	39,237	2,162

Total segment profit	114,818	39,237	75,581

General and administrative expenses	47,574	16,121	(31,453)
Interest expense	50,647	2,215	(48,432)
Other costs and expenses	1,117	2,972	1,855

Income from continuing operations before income taxes	$15,480	$17,929	$(2,449)

        Our results for the first quarter of 2008 were significantly impacted by the amount of interest expense on $2.3 billion of funded debt incurred during fiscal 2007 and consolidation of Applebee's results of operations for the entire quarter (see "Pro Forma Comparison of Quarter ended March 31, 2008 with Quarter ended March 31, 2007—Applebee's"). A comparison of our financial results for the first quarter of 2008 to those in 2007 included:

  •
  Revenues increased $352.7 million, including $346.0 million from Applebee's operations and an increase of $6.7 million, or 7.4%, at IHOP.

  •
  Segment profit increased $75.6 million, primarily consisting of $73.4 million from the acquisition of Applebee's, along with a $2.2 million, or 5.5%, improvement at IHOP.

  •
  Consolidated interest expense increased by $48.4 million, which includes acquisition-related interest expense of $45.7 million.

  •
  Consolidated pre-tax income decreased by $2.4 million as the increase in segment profit was more than offset by increases in interest expense and general and administrative expenses.

Franchise Operations

	Three Months Ended March 31,
	2008	2007	Variance
Franchise Revenues
Applebee's	$37,937	$—	$37,937
IHOP	51,997	47,050	4,947

Total Franchise Revenues	$89,934	$47,050	$42,884

        Consolidated franchise revenues grew by 91.1% in the first quarter of 2008 compared to the same period in 2007. Consolidated franchise revenues grew due to the Applebee's acquisition as well as a $4.9 million increase in IHOP franchise revenues. The increase in IHOP franchise revenue was primarily due to an 8.5% increase in IHOP franchise restaurant sales that was primarily attributable to the following:

  •
  effective IHOP franchise restaurants increased by 4.2%; and

  •
  same-store sales for IHOP franchise restaurants increased by 3.7%.

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

        Consolidated franchise operations profit increased by $40.7 million, of which $37.5 million was due to the Applebee's acquisition.

        IHOP franchise operations profit, which is franchise revenues less franchise expenses, increased by $3.2 million or 12.5% in the first quarter of 2008 compared to the same period in 2007. The $4.9 million increase in franchise revenues was partially offset by franchise expenses which increased by $1.7 million or 8.1% in the first quarter of 2008 compared with the same period in 2007. Franchise expenses such as advertising and the cost of proprietary products are related to franchise restaurant retail sales. Partially offsetting this increase, franchise expenses in the first quarter of 2008 compared to the first quarter of 2007 benefited from a reduction in the amount of financial relief granted to franchisees. The reduction in franchisee relief granted was primarily due to fewer underperforming restaurants in our system than in the previous year.

Company Restaurant Operations

	Three Months Ended March 31,
	2008	2007	Variance
Company Restaurant Sales
Applebee's	$308,027	$—	$308,027
IHOP	3,895	3,984	(89)

Total Company Restaurant Sales	$311,922	$3,984	$307,938

        Total company restaurant sales in the first quarter of 2008 increased by $307.9 million as compared with the same period in 2007. The increase in total company restaurant sales was primarily due to the Applebee's acquisition. The company restaurant expenses increased by $271.9 million in the first quarter of 2008 compared to the same period in 2007. This increase was due almost exclusively to Applebee's, which contributed $272.1 million of the increase.

        Company restaurant operations loss for IHOP company restaurants was $0.5 million in the first quarter of 2008, a slight improvement over the loss of $0.6 million in the first quarter of 2007, primarily due to lower salary and benefits costs.

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

        Rental operations profit, which is rental income less rental expenses, decreased by $0.2 million or 2.1% in the first quarter of 2008 compared with the same period in 2007.

        Applebee's does not have rental operations.

Financing Operations

        Financing operations profit, which is financing revenues less financing expenses, decreased by $1.0 million or 17.3% in the first quarter of 2008 compared with the same period in 2007. Financing revenues increased by $1.9 million in the first quarter of 2008 compared with the same period in the prior year. Revenues from sales of franchises and equipment increased by $2.3 million due to the refranchising of six stores in the 2008 period compared to two stores in 2007, partially offset by a decrease of $0.4 million in franchise and equipment note interest due to the ongoing reduction in franchise fee note balances.

        Financing expenses increased by $2.9 million in the first quarter of 2008 compared to the same period in 2007. This is primarily due to $3.3 million in expenses associated with the six refranchised restaurants compared to $0.5 million in expenses associated with two refranchised restaurants in the first quarter of 2007.

        Applebee's does not have financing operations.

General and Administrative Expenses

        General and administrative expenses increased by $31.5 million in the first quarter of 2008 compared with the same period in the prior year; $28.6 million of this increase was due to the acquisition of Applebee's. Additionally, professional services increased by $1.3 million in the first quarter of 2008 compared with the same period of the prior year, primarily due to costs related to the ongoing integration of Applebee's. Compensation expenses increased by $0.5 million in the first quarter of 2008 compared with the first quarter of 2007, primarily related to the issuance of restricted stock and stock options.

Interest Expense

        Interest expense increased by $48.4 million in the first quarter of 2008 compared to the same period of 2007, primarily due to Applebee's acquisition-related debt.

Early Debt Extinguishment Costs

        Early debt extinguishment costs in the amount of $2.2 million in the first quarter of 2007 resulted from early debt retirement through funds generated from a securitization transaction. These costs include $1.2 million for prepayment penalties as a result of paying off pre-existing debt, and $1.0 million related to the write-off of deferred financing costs. There were no similar costs incurred in the first quarter of 2008.

Other Income and Expense

        Other income was $1.8 million for the first quarter of 2008 compared to other expense of $0.7 million in the same period of 2007. The primary reason for the increase is interest income earned on the increased restricted cash balances related to the acquisition-related debt.

Provision for Income Taxes

        The effective tax rate was 9.9% for the quarter ended March 31, 2008 compared with 36.9% for the quarter ended March 31, 2007. The effective tax rate is lower than the federal statutory rate of 35% due to tax credits, partially offset by state income taxes. The tax credits are primarily projected 2008 Applebee's company-owned restaurant compensation-related tax credits (primarily FICA tip credits) to be utilized against a relatively small projected fiscal 2008 taxable income.

Pro Forma Comparison of Quarter ended March 31, 2008 with Quarter ended March 31, 2007—Applebee's

        The following is a comparison of (i) information for the first quarter of 2008 for our Applebee's segment and (ii) information for the first quarter of 2007 for Applebee's International, Inc. prior to the acquisition date ("Predecessor Applebee's").

Restaurant Data

        The following table sets forth, for the three months ended March 31, 2008 and 2007, the number of effective restaurants in the Applebee's system and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year.

	Three Months Ended March 31,
	2008	2007
		(Predecessor Applebee's)
Applebee's Restaurant Data
Effective restaurants(a)
Company	511	524
Franchise	1,467	1,412

Total	1,978	1,936

System-wide(b)
Applebee's domestic sales percentage change(c)	2.8%	0.3%
Applebee's domestic same-store sales percentage change(d)	0.5%	(4.0)%
Franchise(b)
Applebee's domestic sales percentage change(c)	2.6%	0.6%
Applebee's domestic same-store sales percentage change(d)	0.0%	(3.9)%
Company
Applebee's sales percentage change(c)	3.2%	(0.8)%
Applebee's same-store sales percentage(d)	2.1%	(4.5)%

    (a)
    "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee's system, which includes restaurants owned by Applebee's as well as those owned by franchisees and international licensees.

    (b)
    "System-wide sales" are sales of Applebee's restaurants operated by franchisees and Applebee's as reported to the Company. The Company acquired Applebee's International, Inc. on November 29, 2007. Domestic franchise restaurant sales for Applebee's restaurants were $897.8 million and $875.0 million for the three months ended March 31, 2008 and 2007, respectively. Franchise restaurant sales are sales recorded at restaurants that are owned by franchisees and are not attributable to either the Company or Predecessor Applebee's. Franchise restaurant sales are useful in analyzing our franchise revenues because franchisees pay royalties and other fees that are generally based on a percentage of their sales.

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

        The following table summarizes Applebee's restaurant development and franchising activity:

	Three Months Ended March 31,
	2008	2007
		(Predecessor Applebee's)
Applebee's Restaurant Development Activity
Beginning of period	1,976	1,930
New openings
Company-developed	1	7
Franchisee-developed	16	13

Total new openings	17	20
Closings
Company	(1)	(19)
Franchise	(6)	(1)

End of period	1,986	1,930

Summary—end of period
Company	511	509
Franchise	1,475	1,421

Total	1,986	1,930

Applebee's Restaurant Franchising Activity
Domestic franchisee-developed	11	12
International franchisee-developed	5	1

Total restaurants franchised	16	13
Closings
Domestic franchisee	(5)	(1)
International franchisee	(1)	—

Total franchisee closings	(6)	(1)

Net addition	10	12

  Results of Operations

        The following table illustrates a comparison of certain financial results of Applebee's for the three months ended March 31, 2008 on a stand-alone basis with that of Predecessor Applebee's for the three months ended March 31, 2007:

	Three Months Ended March 31,
	2008	2007
		(Predecessor Applebee's)
	(In thousands)
Franchise revenues	$37,937	$37,521
Company restaurant sales	$308,027	$298,617
Franchise expenses	$430	$373
Company restaurant expenses	$272,115	$260,405

  Franchise Operations

        Applebee's franchise revenues for the three months ended March 31, 2008 increased 1.1% from $37.5 million to $37.9 million as compared to the three months ended March 31, 2007 primarily due to an increase in effective restaurants from 1,412 restaurants in 2007 to 1,467 restaurants in 2008. Franchise restaurant same-store sales were flat compared with the same quarter of the prior year.

  Company Restaurant Operations

        Applebee's company restaurant sales for the three months ended March 31, 2008 increased 3.2% from $298.6 million in the first quarter of 2007 to $308.0 million in the first quarter of 2008. The increase in 2008 was favorably impacted by an increase in same stores sales of 2.1% and an increase in the effective number of restaurants. The increase in same store sales reflected a 5.0% increase in average guest check, of which 3.1% related to menu pricing increases and 1.9% to a favorable mix shift, partially offset by declines in guest traffic.

        Company restaurant operating profit for Applebee's company restaurants decreased by $2.3 million from $38.2 million in the first quarter of 2007 to $35.9 million in the first quarter of 2008. The components of company restaurant expenses, as a percentage of company restaurant sales, were as follows:

	Three Months Ended March 31,
	2008	2007	Variance
		(Predecessor Applebee's)
Food and beverage	27.1%	26.5%	(0.6)%
Labor	35.2%	33.9%	(1.3)%
Direct and occupancy	26.0%	26.6%	0.6%
Pre-opening expense	0.1%	0.3%	0.2%

Total Cost of Company Restaurant Sales*	88.3%	87.2%	(1.1)%

    *
    Percentages may not add due to rounding.

        Total food and beverage costs increased by 0.6% for the three months ended March 31, 2008 compared to the same period in 2007 due primarily to higher food costs related to Applebee's menu promotions and the unfavorable impact of a shift in menu mix, partially offset by the impact of menu price increases of approximately 3% as well as improved food cost management at the company-operated restaurants.

        Total labor costs increased by 1.3% for the three months ended March 31, 2008 compared to the same period in 2007 due to higher management incentive compensation and higher restaurant management salaries and hourly wage rates, including the impact of state minimum wage rate increases, partially offset by the impact of higher sales volumes on labor costs as a percentage of company restaurant sales.

        Direct and occupancy costs decreased by 0.6% for the three months ended March 31, 2008 compared to the same period in 2007 due primarily to favorable year-over-year comparisons for depreciation expense which resulted from the purchase price allocation related to the Applebee's acquisition as well as lower depreciation expense due to the reclassification of approximately 40 restaurants to assets held for sale, partially offset by an increase in amortization expense related to intangible assets.

        Pre-opening expense decreased by 0.2% for the three months ended March 31, 2008 compared to the same period in 2007 due to a decline in the number of company restaurant openings.

Liquidity and Capital Resources

        We currently anticipate that our cash and cash equivalents, together with expected cash flows from operations, sale-leaseback and refranchising will be sufficient to meet our anticipated cash requirements for working capital, retirement of securitized debt, capital expenditures and other obligations for at least the next 12 months.

  Cash Flows

        Our primary ongoing sources of liquidity are cash provided by operating activities and principal receipts from notes and equipment contracts receivable from our franchisees. Principal uses of cash are capital investment, payments of dividends and, more recently, costs related to the acquisition of Applebee's.

        For the next several years, we expect these sources to be significantly supplemented by proceeds from the refranchising of Applebee's company-operated domestic restaurants and sale/leaseback transactions for 191 company-owned real estate parcels. See Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a detail discussion of these initiatives.

        As mentioned above, we intend to complete certain sale-leaseback transactions of the real estate property on which 191 company-owned Applebee's restaurants are situated. However, we have not yet determined how or when the properties will be sold. The sale-leaseback transactions may be effected in a single, large transaction, through a series of smaller transactions effected over a period of time, or in some other fashion.

        The terms of the Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes (the "Class A-2-I-X Notes") obligate us to use the proceeds from the sale-leaseback transactions to repay the Class A-2-I-X Notes. If we repay the Class A-2-I-X Notes in whole or in part after June 20, 2008, and before December 2012, we will be required to make certain "make whole" payments on the Class A-2-I-X Notes. Such make whole payments will generally be equivalent to the difference between (a) the net present value of all remaining interest and principal payments related to the early pay down amount assuming a December 2012 repayment date and (b) the principal only related to the early pay down amount.

        If the Class A-2-I-X Notes, in whole or in part, remain outstanding after June 20, 2008, the interest rate applied to the outstanding balance is subject to adjustment. The "adjusted interest rate" would be the greater of (i) the current coupon rate; or (ii) a variable per annum rate equal to a specified swap rate plus 3.355%. The formula for calculating the make whole and the adjusted interest rate is set forth in the Series 2007-1 Supplement to the Base Indenture, dated as of November 29, 2007. As of April 30, 2008, the variable rate is less than the coupon rate.

        For further information on our Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes, refer to Exhibit 4.22 included in our Annual Report on Form 10-K for the year ended December 31, 2007.

  Operating Activities

        Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, operating earnings from our company-operated restaurants and profit from our rental operations and financing operations. Franchise revenues consist of royalties, IHOP advertising fees and sales of proprietary products for IHOP which fluctuate with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee's restaurants by our franchisees and by fluctuations in same-store sales. Operating earnings from Company restaurants are impacted by many factors which include but are not limited to changes in traffic pattern, pricing activities and changes in operating expenses. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

        Cash provided by operating activities decreased to $10.0 million in the first quarter of 2008 from $15.8 million in the same period in 2007. While cash flow from receivables collections related to Applebee's company-owned restaurants increased, this was more than offset by the reduction of deferred income due to increased redemptions of gift cards (revenue from which is recognized in the current period as redeemed, but cash was already received in a prior period), and lower payables.

  Investing Activities

        Net cash used in investing activities in the first quarter of 2008 was primarily attributable to $18.1 million in capital expenditures and $10.0 million in Applebee's acquisition costs offset by $12.4 million in proceeds from disposition of assets held for sale and $4.2 million in principal receipts from notes and equipment contracts receivable. Approximately $7.7 million of the 2008 capital expenditures related to the construction of Applebee's new Lenexa, Kansas headquarters. The Company currently estimates that capital expenditures for fiscal 2008 will range from $30 million to $34 million, an increase from approximately $25 million originally estimated.

        Net cash provided by investing activities in the first quarter of 2007 was primarily attributable to $3.9 million in principal receipts from notes and equipment contracts receivable, offsetting capital expenditures of $0.8 million.

  Financing Activities

        Net cash provided by financing activities in the first quarter of 2008 was primarily attributable to the $16.3 million decrease in restricted cash partially offset by $6.0 million in dividend payments and $2.8 million paid in debt issuance costs. Net cash provided by financing activities in the first quarter of 2007 was primarily attributable to $190.0 million in proceeds received from the issuance of securitized debt. This was offset by the repayment of $129.2 million in long-term debt with the proceeds from the 2007 debt issuances and $31.0 million related to stock repurchases.

  Share Repurchases and Dividends

        Under the current stock repurchase program, which began in 2003, we are authorized to repurchase up to 7.2 million shares of common stock. Since the inception of the program, we have bought back 6.3 million shares for a total of $280.0 million, leaving 0.9 million shares available for repurchase under this program. There were no shares repurchased during the first quarter of 2008. We do not expect to repurchase shares during the remaining nine months of 2008, but plan to resume share repurchases in 2010 or 2011, financial conditions permitting.

        We have accrued $4.75 million as dividends for the Series A Perpetual Preferred Stock as of the quarter ended March 31, 2008, included in other accrued expenses in the Consolidated Balance Sheet. The dividends were paid the first day following the end of the first quarter of 2008. The accreted value of the Series B Convertible Preferred Stock increased by $521,000 during the first quarter of 2008.

        The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. On April 7, 2008, the Company declared a quarterly cash dividend of $0.25 per common share, payable on May 20, 2008, to stockholders of record as of May 1, 2008. Future dividends will be declared at the discretion of the Board of Directors.

  Debt Instruments and Related Covenants

        For information on the Company's outstanding debt instruments, refer to Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. As of March 31, 2008, the Company was in compliance with all covenants and restrictions related to its debt instruments.

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

  Derivative Financial Instruments

        In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks. We account for our derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

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

        At inception of the hedge, we choose the Hypothetical Derivative Method of effectiveness calculation, which we must use for the life of the contract, and we will measure effectiveness quarterly. When hedge treatment is achieved under SFAS 133, the changes in fair values related to the effective portion of the derivatives are recorded in other comprehensive income or loss or in income/expense, depending on the designation of the derivative as a cash flow hedge. We obtain the values on a quarterly basis from the counterparty of the derivative contracts. The undesignated portion of the derivative contract is calculated and recorded in the Company's Consolidated Statements of Income for each quarter until settled.

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

  Stock-Based Compensation

        We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). Accordingly, we measure stock-based compensation expense at the grant date based on the fair value of the award, and recognize the expense over the employee's requisite service period using the straight-line method. Under SFAS 123(R), the fair value of each employee stock option and restricted stock award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based compensation. The Black-Scholes model meets the requirements of SFAS 123(R). The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. These inputs are subjective and are determined using management's judgment. If differences arise between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining future stock-based compensation expense. Any such changes could materially impact our operations in the period in which the changes are made and in subsequent periods.

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

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157") which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. SFAS 157 may require companies to provide additional disclosures based on that hierarchy. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157's fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of January 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS 157 did not have a material impact on the Company's consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on its consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. On January 1, 2008, we adopted SFAS 159 and have not elected to use fair value measurement on any assets or liabilities under this statement.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will comply with the new disclosure requirements on or before the required effective date. As SFAS 161 does not change current accounting practice, there will be no impact on our Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        There were no material changes from the information contained in the Company's Annual Report on Form 10-K as of December 31, 2007.

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

  Burton M. Sack v. Applebee's International, Inc.

        On March 28, 2008, Burton M. Sack filed a verified petition in the Court of Chancery of the State of Delaware against Applebee's International, Inc. ("Applebee's) seeking appraisal pursuant to Section 262 of the Delaware General Corporation Law. The Company completed the acquisition of Applebee's on November 29, 2007. Section 262 of the Delaware General Corporation Law provides appraisal rights to the record holders of shares of any Delaware corporation that is a party to a merger or consolidation, subject to specified exceptions and to compliance with specified procedural requirements. Prior to the filing of the petition, Applebee's had received notices from stockholders, claiming to represent 3,197,263 shares of Applebee's stock, that they intend to seek an appraisal of those shares instead of accepting the merger consideration of $25.50 per share. On April 22, 2008 Applebee's filed and served its response to the petition. The Company believes that a strong case can be made that the fair value of Applebee's stock is not higher than the merger consideration but, at this early stage of the litigation, it is not possible reliably to predict what a court might award to appraisal petitioners as the fair value of their stock under Section 262.

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

Item 1A.    Risk Factors.

        There were no material changes from the information contained in the Company's Annual Report on Form 10-K as of December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  (a) - (b)    Not applicable

  (c)
  In January 2003, our Board of Directors authorized a program to repurchase shares of our common stock. The Board approved the repurchase of up to 7.2 million shares of common stock from time to time, depending upon market conditions and other factors. The total number of shares repurchased through March 31, 2008 under the stock repurchase program is 6,327,877. This includes 6,327,877 shares repurchased in 2003, 2004, 2005, 2006 and 2007.

    No repurchases were made during the first quarter of 2008. There remain 872,123 shares which may still be purchased under the authorization.

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

IHOP CORP. (Registrant)
May 2, 2008 (Date)	BY:	/s/ JULIA A. STEWART Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)
May 2, 2008 (Date)		/s/ THOMAS CONFORTI Thomas Conforti Chief Financial Officer (Principal Financial Officer)
May 2, 2008 (Date)		/s/ GREGGORY KALVIN Greggory Kalvin Vice President, Corporate Controller (Principal Accounting Officer)

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
IHOP CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES