Form 10-Q
period 2008-06-30
DineEquity, Inc
filed 2008-08-01
CIK 49754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-15283

DineEquity, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3038279 (I.R.S. Employer Identification No.)

450 North Brand Boulevard, Glendale, California (Address of principal executive offices)	91203-1903 (Zip Code)

(818) 240-6055 (Registrant’s telephone number, including area code)

IHOP Corp.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2008
Common Stock, $.01 par value	17,503,766

DINEEQUITY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$38,033	$26,838
Restricted cash	142,003	128,138
Short-term investments, at market value	278	300
Receivables, net	87,260	115,335
Inventories	13,323	13,280
Prepaid income taxes	—	30,695
Prepaid expenses	12,288	30,831
Deferred income taxes	40,649	21,862
Assets held for sale	40,168	60,347
Current assets related to discontinued operations	5,775	6,052
Total current assets	379,777	433,678
Non-current restricted cash	57,763	57,962
Restricted assets related to captive insurance subsidiary	6,401	10,518
Long-term receivables	281,886	288,452
Property and equipment, net	933,371	1,139,616
Goodwill	820,686	730,728
Other intangible assets, net	1,008,423	1,011,457
Other assets, net	155,272	156,193
Non-current assets related to discontinued operations	2,558	2,558
Total assets	$3,646,137	$3,831,162
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$44,960	$99,019
Accrued employee compensation and benefits	46,209	56,795
Deferred revenue	43,170	76,802
Accrued financing costs	41,361	63,045
Other accrued expenses	73,414	49,203
Deferred compensation	71	21,236
Accrued interest payable	5,502	15,240
Total current liabilities	254,687	381,340
Long-term debt	1,955,238	2,263,887
Financing obligations, less current maturities	332,031	—
Capital lease obligations, less current maturities	165,331	168,242
Deferred income taxes	426,207	504,865
Other liabilities	124,406	113,103
Non-current liabilities related to discontinued operations	2,594	3,302
Commitments and contingencies
Preferred stock, Series A, $1 par value, 220,000 shares authorized; 190,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007	187,050	187,050
Stockholders’ equity
Convertible Preferred stock, Series B, at accreted value, 10,000,000 shares authorized; 35,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	36,237	35,181
Common stock, $.01 par value, 40,000,000 shares authorized; June 30, 2008: 23,695,962 shares issued and 17,465,367 shares outstanding; December 31, 2007: 23,359,664 shares issued and 17,105,469 shares outstanding	230	230
Additional paid-in-capital	157,918	149,564
Retained earnings	314,080	338,790
Accumulated other comprehensive loss	(33,353)	(36,738)
Treasury stock, at cost (6,230,595 shares and 6,254,195 shares at June 30, 2008 and December 31, 2007, respectively)	(276,519)	(277,654)
Total stockholders’ equity	198,593	209,373
Total liabilities and stockholders’ equity	$3,646,137	$3,831,162

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Franchise revenues	$87,421	$46,934	$177,355	$93,984
Company restaurant sales	296,496	4,625	608,418	8,609
Rental income	32,568	33,058	65,533	66,068
Financing revenues	7,648	4,870	15,616	10,950
Total revenues	424,133	89,487	866,922	179,611
Costs and Expenses
Franchise expenses	22,384	21,369	45,761	42,590
Company restaurant expenses	259,723	5,371	536,269	9,985
Rental expenses	24,561	24,594	49,270	49,175
Financing expenses	2,548	57	5,887	529
General and administrative expenses	49,230	14,103	96,804	30,224
Interest expense	51,561	3,277	102,208	5,492
Impairment and closure charges	41,080	48	41,155	55
Amortization of intangible assets	3,080	—	5,979	—
Other (income) expense, net	(3)	509	(1,860)	1,250
Early debt extinguishment costs	—	—	—	2,223
Total costs and expenses	454,164	69,328	881,473	141,523
(Loss) income from continuing operations before income taxes	(30,031)	20,159	(14,551)	38,088
Benefit (provision) for income taxes	10,760	(6,029)	9,222	(12,645)
(Loss) income from continuing operations	(19,271)	14,130	(5,329)	25,443
Loss from discontinued operations, net of tax	(114)	—	(202)	—
Net (loss) income	$(19,385)	$14,130	$(5,531)	$25,443
Net (loss) income	$(19,385)	$14,130	$(5,531)	$25,443
Less: Series A preferred stock dividends	(4,750)	—	(9,500)	—
Less: Accretion of Series B preferred stock	(535)	—	(1,056)	—
Less: Unvested participating restricted stock	930	—	539	—
Net (loss) income available to common stockholders	$(23,740)	$14,130	$(15,548)	$25,443
Net (loss) income available to common stockholders per share
Basic	$(1.42)	$0.82	$(0.93)	$1.45
Diluted	$(1.42)	$0.82	$(0.93)	$1.44
Weighted average shares outstanding
Basic	16,768	17,156	16,735	17,500
Diluted	16,768	17,328	16,735	17,688
Dividends declared per common share	$0.25	$0.25	$0.50	$0.50
Dividends paid per common share	$0.25	$0.25	$0.50	$0.50

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(5,531)	$25,443
Adjustments to reconcile net (loss) income to cash flows provided by operating activities
Depreciation and amortization	55,369	10,830
Impairment and closure charges	41,155	55
Debt extinguishment and other costs	—	2,223
Deferred income taxes	(38,420)	(2,753)
Stock-based compensation expense	7,057	2,245
Tax benefit from stock-based compensation	945	2,343
Excess tax benefit from stock options exercised	(315)	(2,343)
Gain on disposition of assets	(166)	(98)
Changes in operating assets and liabilities
Receivables	28,336	2,595
Inventories	(43)	94
Prepaid expenses	26,090	(2,603)
Accounts payable	(27,007)	(6,986)
Accrued employee compensation and benefits	(10,586)	(3,915)
Deferred revenues	(33,632)	—
Other accrued expenses	12,439	(2,243)
Other	1,125	(1,308)
Cash flows provided by operating activities	56,816	23,579
Cash flows from investing activities
Additions to property and equipment	(23,216)	(1,449)
Additions to long-term receivables	(1,573)	(893)
Payment of accrued acquisition costs	(10,063)	—
Collateral released by captive insurance subsidiary	3,823	—
Proceeds from sale of property and equipment	—	795
Principal receipts from notes and equipment contracts receivable	7,871	8,283
Reductions (additions) to assets held for sale	11,930	(429)
Property insurance proceeds	478	(173)
Cash flows (used in) provided by investing activities	(10,750)	6,134
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	208,000
Proceeds from financing obligations	333,617	—
Repayment of long-term debt	(312,800)	(129,206)
Principal payments on capital lease and financing obligations	(3,167)	(2,809)
Dividends paid	(15,115)	(8,820)
Payment of preferred stock issuance costs	(1,500)	—
Purchase of treasury stock, net	—	(77,020)
Reissuance of treasury stock	755	—
Proceeds from stock options exercised	989	6,370
Excess tax benefit from stock options exercised	315	2,343
Payment of accrued debt issuance costs	(24,299)	(14,307)
Prepayment penalties on early debt extinguishment	—	(1,219)
Restricted cash related to securitization	(13,666)	—
Cash flows used in financing activities	(34,871)	(16,668)
Net change in cash and cash equivalents	11,195	13,045
Cash and cash equivalents at beginning of year	26,838	19,516
Cash and cash equivalents at end of year	$38,033	$32,561
Supplemental disclosures
Interest paid	$90,487	$15,694
Income taxes paid	$12,514	$17,513

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Effective June 2, 2008, IHOP Corp.’s corporate name changed to DineEquity, Inc. (the “Company”). The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Basis of Presentation

The Company’s fiscal quarter ends on the Sunday closest to the last day of each quarter. For convenience, we report all fiscal quarters as ending on March 31, June 30, September 30 and December 31. The second fiscal quarters presented herein ended June 29, 2008 and July 1, 2007, respectively.

On November 29, 2007, the Company completed the acquisition of Applebee’s International, Inc. (“Applebee’s”) pursuant to an agreement and plan of merger entered into by and among the Company, CHLH Corp. and Applebee’s. Upon consummation of the acquisition, Applebee’s became a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, long-lived assets and goodwill. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year information to conform to the current year presentation.

3. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of January 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of fiscal

3. New Accounting Pronouncements, continued

2009 and apply the provisions of this statement for any acquisition after the adoption date. As the statement may only be applied prospectively, the adoption of SFAS 141(R) would impact our consolidated financial statements only if we enter into a business combination after the effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date. As SFAS 161 does not change current accounting practice, there will be no impact on the Company’s Consolidated Balance Sheets, Statements of Operations or Statements of Cash Flows.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP FAS 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

4. Business Acquisition

The total transaction value (including direct transaction costs and expenses) of the Applebee’s acquisition was approximately $2.0 billion. The Company has accounted for the Applebee’s acquisition using the purchase method and, accordingly, the results of operations related to this acquisition have been included in the consolidated results of the Company since the acquisition date. The purchase price for this acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of November 29, 2007. The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The purchase price allocation for the Applebee’s acquisition is preliminary. The Company’s fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available.

A significant portion of the fair value assigned to property and equipment in the preliminary purchase price allocation was related to 511 Applebee’s-owned restaurants. In the preliminary purchase price allocation, the Company used global assumptions as to rental data and capitalization rates that were applied to the entire portfolio of properties. Subsequently, the Company analyzed this information on a store-by-store basis and determined certain fair values from the preliminary purchase price valuation should be revised downwards. Additionally, the data used to estimate the capitalization rate in the preliminary allocation was based in part on industry data, the reporting of which lagged the actual timing by several months. Once data on capitalization rates being utilized in late November 2007 became available, the Company updated the capitalization rate assumptions accordingly. As a result of the review described above, the estimated fair value allocated to property and equipment was revised downward by approximately $146 million.

4. Business Acquisition, continued

The table below summarizes the three balance sheet items most impacted by the revision to the preliminary purchase price allocation as of November 29, 2007. The impact on all other balance sheet items was not significant.

	Preliminary Purchase Price Allocation	Adjustment	Revised Purchase Price Allocation
	(in thousands)
Property and equipment *	$890,623	$(146,017)	$744,606
Goodwill	719,961	89,828	809,789
Deferred income tax liability (non-current)	(479,453)	56,735	(422,718)

* Including assets reclassified to held for sale subsequent to November 29, 2007

The unaudited pro forma data of the Company for the three-month and six-month periods ended June 30, 2007 set forth below gives effect to the Applebee’s acquisition as if it had occurred at the beginning of 2007 and includes (1) the amortization of other comprehensive loss resulted from a swap the Company entered into in July 2007 to hedge the interest payments on the securitization transactions which were entered into on November 29, 2007 to finance the acquisition; (2) interest expense (including amortization) related to the securitization transactions that took place during 2007; (3) additional depreciation and amortization expense related to the pro forma stepped-up basis of assets acquired in the acquisition and (4) the tax effect resulting from the pro forma adjustments based on an assumed effective annual tax rate of 39.5%. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the acquisition taken place at the beginning of 2007.

	Three Months Ended June 30,
	2008 actual	2007 pro forma
	(In thousands, except per share amounts)
Total revenues	$424,133	$421,643
Total net (loss) income	$(19,385)	$16,811
Total net (loss) income available to common shareholders	$(23,740)	$11,536
Pro forma net (loss) income per share
Basic	$(1.42)	$0.67
Diluted	$(1.42)	$0.67

	Six Months Ended June 30,
	2008 actual	2007 pro forma
	(In thousands, except per share amounts)
Total revenues	$866,922	$847,906
Total net (loss) income	$(5,531)	$16,114
Total net (loss) income available to common shareholders	$(15,548)	$5,564
Pro forma net (loss) income per share
Basic	$(0.93)	$0.32
Diluted	$(0.93)	$0.31

5. Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. As discussed in Note 9, Financing Obligations, the Company entered into sale-leaseback transactions related to 182 parcels of real estate (land, buildings and improvements). The net book value of the real estate assets exceeded the proceeds received by the Company from the transactions by approximately $41 million. Accordingly, the Company has recognized an impairment loss of that amount in the Consolidated Statement of Operations for the three-month and six-month periods ended June 30, 2008.

6. Segments

The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations, and financing operations. Within each segment, the Company operates two distinct restaurant concepts: Applebee’s and IHOP.

Applebee’s

The franchise operations segment consists of restaurants operated by Applebee’s franchisees in the United States, 17 countries outside the United States and one U.S. territory. Franchise operations revenue consists primarily of franchise royalty revenues. Franchise operations expenses include costs related to intellectual property provided to certain franchisees.

The company restaurant operations segment consists of Company-operated restaurants in the United States and China. Company restaurant sales are retail sales at Company-operated restaurants. Company restaurant expenses are operating expenses at Company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs. The operating results of this segment on a consolidated basis are substantially generated by Applebee’s restaurants.

Rental operations and financing operations activities are not currently part of Applebee’s business.

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

6. Segments, continued

Information on segments is as follows:

	For the Three Months Ended June 30,
	2008
	Applebee’s	IHOP	Total	2007
	(In thousands)
Revenues from External Customers
Franchise operations	$37,713	$49,708	$87,421	$46,934
Company restaurants	292,866	3,630	296,496	4,625
Rental operations	—	32,568	32,568	33,058
Financing operations	—	7,648	7,648	4,870
Total	$330,579	$93,554	$424,133	$89,487
Interest Expense
Company restaurants	$167	$97	$264	$—
Rental operations	—	5,067	5,067	5,212
Financing operations	—	2	2	11
Corporate	42,883	8,678	51,561	3,277
Total	$43,050	$13,844	$56,894	$8,500
Depreciation and amortization
Franchise operations	$2,509	$—	$2,509	$—
Company restaurants	8,338	181	8,519	238
Rental operations	—	2,995	2,995	3,094
Corporate	1,285	1,522	2,807	2,318
Total	$12,132	$4,698	$16,830	$5,650
(Loss) income from continuing operations before income taxes
Franchise operations	$37,147	$27,890	$65,037	$25,565
Company restaurants	37,248	(475)	36,773	(692)
Rental operations	—	8,007	8,007	8,464
Financing operations	—	5,100	5,100	2,301
Corporate	(111,493)	(33,455)	(144,948)	(15,479)
Total	$(37,098)	$7,067	$(30,031)	$20,159

	For the Six Months Ended June 30,
	2008
	Applebee’s	IHOP	Total	2007
	(In thousands)
Revenues from External Customers
Franchise operations	$75,650	$101,705	$177,355	$93,984
Company restaurants	600,893	7,525	608,418	8,609
Rental operations	—	65,533	65,533	66,068
Financing operations	—	15,616	15,616	10,950
Total	$676,543	$190,379	$866,922	$179,611
Interest Expense
Company restaurants	$305	$200	$505	$—
Rental operations	—	10,212	10,212	10,529
Financing operations	—	28	28	16
Corporate	84,809	17,399	102,208	5,492
Total	$85,114	$27,839	$112,953	$16,037
Depreciation and amortization
Franchise operations	$5,015	$—	$5,015	$—
Company restaurants	19,861	370	20,231	439
Rental operations	—	6,008	6,008	5,942
Corporate	2,062	3,066	5,128	4,449
Total	$26,938	$9,444	$36,382	$10,830
(Loss) income from continuing operations before income taxes
Franchise operations	$74,654	$56,940	$131,594	$51,394
Company restaurants	73,160	(1,011)	72,149	(1,266)
Rental operations	—	16,263	16,263	16,893
Financing operations	—	9,729	9,729	5,999
Corporate	(183,161)	(61,125)	(244,286)	(34,932)
Total	$(35,347)	$20,796	$(14,551)	$38,088

7. Income Taxes

The Company files U.S. federal income tax returns, as well as tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004, or to state or non-U.S. income tax examinations for years before 2000.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.7 million increase in the liability for unrecognized tax benefits, excluding related income tax benefits, which was accounted for as a reduction of retained earnings at January 1, 2007. At December 31, 2007, the Company had a liability for unrecognized tax benefit including potential interest and penalties, net of related tax benefit, totaling $16.9 million, of which approximately $0.1 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

The total unrecognized tax benefit as of June 30, 2008 and December 31, 2007 was $14.7 million and $13.8 million, respectively, excluding interest, penalties and related income tax benefits. Of the $14.7 million, $3.4 million excluding related tax benefits would be included in the effective tax rate if recognized prior to adoption of SFAS No. 141(R). The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $0.4 million related to the settlement with taxing authorities and the lapse of the statute of limitations.

As of June 30, 2008, the accrued interest and penalties were $9.4 million and $2.6 million, respectively, excluding any related income tax benefits. As of December 31, 2007, the accrued interest and penalties were $8.0 million and $2.6 million, respectively, excluding any related income tax benefits. The increase of $1.4 million of accrued interest is primarily related to the accrual of interest during the six months ended June 30, 2008. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Operations.

The Company has various state net operating loss carryovers representing $1.5 million of state taxes as of December 31, 2007. The net operating loss carryovers will expire, if unused, during the period from 2008 through 2027.

The Company has recorded a deferred tax asset related to a change in the enacted tax law for the state of Michigan. Effective January 1, 2008, the Michigan Business Tax (MBT) replaced the Single Business Tax (SBT). The MBT imposes taxes based on business income and modified gross receipts. The SBT was a value added tax primarily based on adjusted business income. The Company cannot assert on a more than likely basis that the asset will be realized. Therefore, a valuation allowance of $3.6 million has been recorded to offset the entire asset. Of the $3.6 million, $0.7 million was recorded in the year ended December 31, 2007 and $2.9 million was recorded as part of the preliminary purchase price allocation of Applebee’s.

The effective tax rate for the benefit recognized was 35.8% and 63.4% for the three-month and six-month periods ended June 30, 2008, respectively. The effective tax rate for the benefit recognized is higher than the federal statutory rate of 35% for the six-month period ended June 30, 2008 primarily due to tax credits, partially offset by state income taxes. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

8. Long-term Debt

Long-term debt consists of the following components:

	June 30, 2008 (unaudited)	December 31, 2007
	(In thousands)
Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes due December 2037, at a fixed interest rate of 7.2836%	$47,200	$350,000
Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.1767% (inclusive of an insurance premium of 0.75%)	675,000	675,000
Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.0588%	650,000	650,000
Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037, at a fixed rate of 8.4044%	119,000	119,000
Series 2007-1 Class A-1 Variable Funding Senior Notes, final maturity date December 2037, at a rate of 5.1% and 8.0% as of June 30, 2008 and December 31, 2007, respectively	65,000	75,000
Series 2007-1 Fixed Rate Notes due March 2037, at a fixed rate of 5.744% (inclusive of an insurance premium of 0.60%)	175,000	175,000
Series 2007-2 Variable Funding Notes, final maturity date March 2037, at a rate of 2.6% and 5.6% as of June 30, 2008 and December 31, 2007, respectively	15,000	15,000
Series 2007-3 Fixed Rate Term Notes due December 2037, at a fixed rate of 7.0588%	245,000	245,000
Discount on Fixed Rate Notes	(35,962)	(40,113)
Total debt	1,955,238	2,263,887
Less current maturities	—	—
Long-term debt	$1,955,238	$2,263,887

For a complete description of the respective instruments, refer to Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The terms of the Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes (the “Class A-2-I-X Notes”) obligate the Company to use the proceeds from certain asset dispositions to repay the Class A-2-I-X Notes. Under the original terms of  the  Series 2007-1 Supplement to the Base Indenture (“Series 2007-1 Supplement”), if the Company repaid the Class A-2-I-X Notes in whole or in part after June 20, 2008 (the “Initial Anticipated Repayment Date”), and before December 2012, it would have been required to make certain make-whole payments on the Class A-2-I-X Notes. On June 19, 2008, the Company entered into an amendment to the Series 2007-1 Supplement pursuant to which, among other things, the Initial Anticipated Repayment Date was extended to August 31, 2008, subject to certain conditions. One condition is that not less than $320 million of the Class A-2-I-X Notes be repaid by July 21, 2008. On July 21, 2008, all of the Class A-2-I-X Notes have been repaid.

9. Financing Obligations

On May 19, 2008, the Company entered into a Purchase and Sale Agreement (the “Sale-Leaseback Transaction”) relating to the sale and leaseback of 181 parcels of real property, each of which is improved with a restaurant operating as an Applebee’s Neighborhood Grill and Bar (the “Property(ies)”). On June 13, 2008, the closing date of the Sale-Leaseback Transaction, the Company entered into a Master Land and Building Lease (“Master Lease”) for the Properties. The proceeds received from the transaction were $337.2 million. The Master Lease calls for an initial term of twenty years and four five-year options to extend the term.

The Company has an ongoing obligation related to any Property until such time as the lease related to that Property is assigned to a qualified franchisee meeting certain parameters set forth in the Master Lease. Due to this continuing involvement, the transaction was recorded under the financing method in accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11, (“SFAS 98”) and SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”).

9. Financing Obligations, continued

Accordingly, the value of the land, buildings and improvements will remain on the Company’s books and the buildings and improvements will continue to be depreciated over their remaining useful lives. The net proceeds received have been recorded as a financing obligation.  A portion of the lease payments is recorded as a decrease to the financing obligation and a portion is recognized as interest expense. In the event the lease obligation of any individual Property or group of Properties is assumed by a qualified franchisee, the Company’s continuing involvement will cease. At that time, that portion of the transaction related to that Property or group of Properties is expected to be recorded as a sale in accordance with SFAS 98 and SFAS 66 and the net book value of those Properties will be removed from the Company’s books, along with a ratable portion of the remaining financing obligation.

On June 19, 2008, the Company entered into a sale-leaseback transaction with another unrelated party for one individual parcel and received cash proceeds of $2.0 million that is subject to the same accounting described above.

As of June 30, 2008, $6.8 million was included in other accrued expenses as the current portion of financing obligations and $332.0 million was reported as long-term financing obligations in the Consolidated Balance Sheet.

As of June 30, 2008, future minimum lease payments during the initial terms of the related leases are as follows:

Fiscal Years	(In thousands)
Remainder of 2008	$15,772
2009	32,170
2010	32,490
2011	32,810
2012	32,810
2013	32,817
Thereafter	474,550
Total	$653,419

10. Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock to officers, directors and employees of the Company under the 2001 Stock Incentive Plan (the “2001 Plan”) and the 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”). The stock options generally vest over a three-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the common stock on the New York Stock Exchange on the date of grant. Restricted stock provides for the issuance of shares of the Company’s common stock at no cost to the holder and generally vests over terms determined by the Compensation Committee of the Company’s Board of Directors. The restricted stock generally vests only if the employee is actively employed by the Company on the vesting date, and unvested restricted shares are forfeited upon termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company’s Board of Directors determines otherwise. When vested options and restricted stock are issued, the Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock.

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Total Stock-Based Compensation:
Pre-tax compensation expense	$3,985	$1,181	$7,057	$2,245
Tax benefit	(4,170)	(353)	(4,474)	(745)
Total stock-based compensation expense, net of tax	$(185)	$828	$2,583	$1,500

10. Stock-Based Compensation, continued

As of June 30, 2008, $22.8 million and $6.0 million (including estimated forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of approximately 2.2 years for restricted stock and 2.6 years for stock options.

The estimated fair values of the options granted year-to-date in 2008 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the 2008 Black-Scholes model:

Risk-free interest rate	2.72%
Weighted average volatility	74.68%
Dividend yield	2.46%
Expected years until exercise	4.87
Forfeitures	6.72%
Weighted average fair value of options granted	$21.41

Option activity under the Company’s stock option plan as of June 30, 2008, and changes during the six months ended June 30, 2008, were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	541,756	$36.41
Granted	408,500	$40.87
Exercised	(41,500)	$23.82
Forfeited	(2,666)	$48.52
Outstanding at June 30, 2008	906,090	$38.96	7.30	$2,032,309
Vested at June 30, 2008 and Expected to Vest	853,925	$38.84	7.16	$2,032,309
Exercisable at June 30, 2008	488,864	$37.07	5.30	$2,032,309

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock and the number of in-the-money options.

A summary of activity related to restricted stock for the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	435,290	$52.91
Granted	331,435	$41.94
Released	(42,808)	$53.85
Forfeited	(36,707)	$46.28
Nonvested at June 30, 2008	687,210	$47.91

11. Other Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of taxes, are as follows:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Net (loss) income	$(19,385)	$14,130
Other comprehensive income:
Interest rate swap	1,957	—
Temporary decline in securities held to maturity	(294)	—
Total comprehensive (loss) income	$(17,722)	$14,130

	Six Months Ended June 30,
	2008	2007
Net (loss) income	$(5,531)	$25,443
Other comprehensive income:
Interest rate swap	3,679	133
Temporary decline in securities held to maturity	(294)	—
Total comprehensive (loss) income	$(2,146)	$25,576

The amount of income tax benefit allocated to the interest rate swap was $2.3 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively. The amount of income tax benefit allocated to the temporary decline in securities was $0.2 million for the six months ended June 30, 2008.

12. Assets Held for Sale

The Company classifies assets as held for sale and ceases the amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.

 In January 2008, the Company sold a corporate office building for $9.0 million, net of commissions, and its corporate aircraft for approximately $2.8 million. No gain or loss was recognized on these transactions.

On March 19, 2008, the Company reached an agreement to sell 41 Company-operated Applebee’s restaurants, located in California and Nevada, subject to regulatory processes related to liquor license transfer and other customary closing conditions. The sale of the restaurants in the California market was completed on the first day of the third fiscal quarter of 2008 while the sale of the restaurants in the Nevada market is expected to close in the third or fourth quarter (see Note 15, Subsequent Events). The assets of these restaurants were reclassified as Assets Held for Sale in the Consolidated Balance Sheet as of December 31, 2007. As discussed in Note 4, certain purchase price fair values allocated to property and equipment as of November 29, 2007, including assets subsequently classified as Assets Held for Sale, were revised downward.  At June 30, 2008, assets of the California and Nevada restaurants totaled $35.2 million.

During the second quarter of 2008, four parcels of land held for future restaurant development and three company-owned restaurants in the Delaware market were reclassified as Assets Held for Sale. The reclassified assets totaled approximately $4.7 million.

13. Net (Loss) Income Per Share

The computation of the Company’s basic and diluted net (loss) income per share is as follows:

	Three Months Ended June 30,
	2008	2007
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net (loss) income	$(19,385)	$14,130
Less: Series A preferred stock dividends	(4,750)	—
Less: Accretion of Series B *	(535)	—
Less: Net loss allocated to unvested participating restricted stock	930	—
Net (loss) income available to common stockholders - basic	$(23,740)	$14,130
Denominator:
Weighted average outstanding shares of common stock	16,768	17,156
Dilutive effect of:
Common stock equivalents *	—	172
Common stock and common stock equivalents	16,768	17,328
Net (loss) income per common share:
Basic	$(1.42)	$0.82
Diluted	$(1.42)	$0.82

	Six Months Ended June 30,
	2008	2007
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net (loss) income	$(5,531)	$25,443
Less: Series A preferred stock dividends	(9,500)	—
Less: Accretion of Series B *	(1,056)	—
Less: Net loss allocated to unvested participating restricted stock	539	—
Net (loss) income available to common stockholders - basic	$(15,548)	$25,443
Denominator:
Weighted average outstanding shares of common stock	16,735	17,500
Dilutive effect of:
Common stock equivalents *	—	188
Common stock and common stock equivalents	16,735	17,688
Net (loss) income per common share:
Basic	$(0.93)	$1.45
Diluted	$(0.93)	$1.44

* The effects of adding shares from the assumed conversion of Series B Convertible Preferred stock to the denominator, the related add-back of the dividends on Series B Convertible Preferred stock to the numerator and the effect of adding stock option equivalents and restricted stock to the denominator are anti-dilutive for the three months and six months ended June 30, 2008.

14. Commitments and Contingencies

The Company is subject to various lawsuits, claims and governmental inspections or audits arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. In the opinion of management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such a nature or involve amounts that would not have a material adverse impact on the Company’s business or consolidated financial statements.

Burton M. Sack v. Applebee’s International, Inc.

On March 28, 2008, Burton M. Sack filed a verified petition in the Court of Chancery of the State of Delaware against Applebee’s International, Inc. (“Applebee’s”) seeking appraisal pursuant to Section 262 of the Delaware General Corporation Law. The Company completed the acquisition of Applebee’s on November 29, 2007. Section 262 of the Delaware General Corporation Law provides appraisal rights to the record holders of shares of any Delaware corporation that is a party to a merger or consolidation, subject to specified exceptions and to compliance with specified procedural requirements. Prior to the filing of the petition, Applebee’s had received notices from stockholders, claiming to represent 3,197,263 shares of Applebee’s stock (the “Appraisal Shares”), that they intend to seek an appraisal of those shares instead of accepting the merger consideration of $25.50 per share (the “Merger Price”). On April 22, 2008 Applebee’s filed and served its response to the petition.

In May 2008 Applebee’s and former Applebee’s shareholders accounting for 750,000 of the Appraisal Shares entered into a Stipulation and Agreement of Compromise, Settlement and Release dated as of May 14, 2008 (the “First Settlement”) providing for the payment of $26.00 per share, or an additional $0.50 per share over the Merger Price, with respect to such shares. On June 18, 2008 the Court entered a Stipulation and Order approving the First Settlement and, after completion of the applicable appeals period, the settlement proceeds were paid to the shareholders covered by the First Settlement.  In July 2008 Applebee’s and former Applebee’s shareholders accounting for all of the remaining 2,447,263 of the Appraisal Shares entered into a Stipulation and Agreement of Compromise, Settlement and Release dated as of July 3, 2008 (the “Second Settlement”) providing for the payment of $27.25 per share, or an additional $1.25 per share over the Merger Price, with respect to such shares. On July 8, 2008 the Court entered a Stipulation and Order of Dismissal approving the Second Settlement and dismissing the action with prejudice.  The appeals period relating to the Second Settlement is pending.  As of June 30, 2008, $4.3 million related to the Second Settlement has been included in other accrued expenses in the Company’s Consolidated Balance Sheet.

Gerald Fast v. Applebee’s

The Company is currently defending a collective action filed under the Fair Labor Standards Act styled Gerald Fast v. Applebee’s International, Inc., in which named plaintiffs claim that tipped workers in company restaurants perform excessive amounts of non-tipped work for which they should be compensated at the minimum wage. The court has conditionally certified a nationwide class of servers and bartenders who have worked in Company-operated Applebee’s restaurants since June 19, 2004. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out.” On February 12, 2008, 5,540 opt-in forms were filed with the court. Conditional certification is granted under a lenient standard and the Company will have an opportunity to have the class de-certified following the close of discovery at the end of 2008. The Company believes it has strong defenses supporting the de-certification of the class, as well as strong defenses to the substantive claims asserted, and intends to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

15. Subsequent Events

On June 30, 2008 (the first day of the Company’s fiscal third quarter), the Company completed the sale of 26 Company-operated Applebee’s restaurants in the Southern California market. As discussed in Note 12, Assets Held For Sale, these restaurants were reported as part of Assets Held for Sale in the Consolidated Balance Sheet as of the end of the second quarter 2008. The Company received proceeds from this sale of approximately $28 million.

On July 16, 2008, the Company entered into a sale-leaseback transaction with respect to its support center in Lenexa, Kansas. In connection with this transaction, the Company received approximately $39 million in proceeds. The initial term of the leaseback agreement is 15 years. As the Company expects to have continuing involvement in the form of future subleasing of a substantial portion of the support center, the transaction will be recorded under the financing method in accordance with SFAS No. 98. Accordingly, the value of the land, buildings and improvements will remain on the Company’s books and the buildings and improvements will continue to be depreciated over their remaining useful lives. The proceeds received will be recorded as a financing obligation.  A portion of the lease payments will be recorded as a decrease to the financing obligation and a portion will be recognized as interest expense.

On July 21, 2008, the Company repaid the $47.2 million balance remaining on the Class A-2-I-X Notes. As the Initial Anticipated Repayment Date of the Class A-2-I-X Notes had been extended to August 31, 2008 (see Note 8, Long-term Debt), there were no make-whole payments made in conjunction with the repayment in full of the Class A-2-I-X Notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially from those expressed or implied by any forward-looking statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the U. S. Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

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

Overview

Effective June 2, 2008, IHOP Corp.’s corporate name changed to DineEquity, Inc. (the “Company,” “we” or “our”). The Company was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter we began developing and franchising additional restaurants. In November 2007, we completed the acquisition of Applebee’s International, Inc. (“Applebee’s”), which became a wholly owned subsidiary of the Company. We own and operate two restaurant concepts in the casual dining and family dining niches: Applebee’s Neighborhood Grill and Bar®, or Applebee’s, and International House of Pancakes, or IHOP. References herein to Applebee’s and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees or the Company. Retail sales at restaurants that are owned by franchises and area licensees are not attributable to the Company. With more than 3,300 restaurants combined, we are one of the largest full-service restaurant companies in the world.

In May 2008, we announced the appointment of a new president of Applebee’s and in July 2008, we announced the appointment of a new president of IHOP.

Restaurant Concepts

Applebee’s

We franchise and operate restaurants in the bar and grill segment of the casual dining industry under the name “Applebee’s Neighborhood Grill & Bar®.” With 1,993 system-wide restaurants as of June 30, 2008, Applebee’s Neighborhood Grill & Bar is one of the largest casual dining concepts in the world, in terms of number of restaurants and market share.

Generally, Applebee’s franchise arrangements consist of a development agreement and a separate franchise agreement. Development agreements grant the exclusive right to develop restaurants in a designated geographic area over a specified period of time. The term of a domestic development agreement is generally 20 years. The development agreements provide for an initial development schedule of one to five years, as agreed upon by the Company and the franchisee. After the initial development schedule, the Company and the franchisee generally execute a series of supplemental development schedules established by a methodology included within the development agreement.

The franchisee enters into a separate franchise agreement for the operation of each Applebee’s restaurant. Our standard franchise agreement has a term of 20 years and permits renewal for up to an additional 20 years upon payment of an additional franchise fee. For each restaurant developed, our standard franchise arrangement requires an initial franchisee fee of $35,000 and a royalty fee equal to 4% of the restaurant’s monthly net sales. We have agreements with a majority of our franchisees for Applebee’s restaurants opened before January 1, 2000, which maintain the existing royalty rate of 4% and extend the initial term of the franchise agreements until 2020. The terms, royalties and advertising fees under a limited number of franchise agreements and the remaining franchise fees under older development agreements vary from the currently offered arrangements.

We currently require domestic franchisees of Applebee’s restaurants to contribute 2.75% of their gross sales to a national advertising fund and to spend at least 1% of their gross sales on local marketing and promotional activities. Under the current Applebee’s franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales.

We are pursuing a strategy which includes transitioning to an approximately 98% franchised system. We plan to execute this strategy by franchising most of the 509 Applebee’s domestic Company-operated restaurants. Additionally, we sold 182 of our fee-owned Applebee’s properties (approximately 91% of our total fee-owned locations) through sale-leaseback transactions in June 2008. On June 30, 2008, the first day of our fiscal 2008 third quarter, we franchised 26 restaurants in the California market and have agreements to franchise 18 additional restaurants in 2008. We plan to franchise approximately 100 Company-operated Applebee’s restaurants in fiscal 2008, inclusive of these transactions. This heavily franchised business model is expected to demand less capital, generate higher margins, and reduce the volatility of cash flow performance over time.

The following table represents Applebee’s franchisee restaurant development commitments for 2008 and 2009. We have disclosed development commitments for only a two-year period as the Applebee’s development agreements generally provide for a series of two-year development commitments after the initial development period.

	Opened	Scheduled Opening of Restaurants by Year
	through June 30, 2008	Balance of 2008	2009
Domestic development commitments	17	16	28
International development commitments	10	11	25
	27	27	53

IHOP

Under our current business model which was adopted in January 2003, a potential franchisee first enters into a single store development agreement or a multi- store development agreement and, upon completion of a prescribed approval procedure, is primarily responsible for the initial development and financing of the new IHOP franchised restaurant. In general, we do not provide any financing arrangement with respect to the franchise fee or otherwise. Thus, the franchisee uses its own capital and financial resources along with third party financial sources to purchase or lease a site, build and equip the business and fund working capital needs.

The cash received from a typical franchise arrangement includes (a) (i) a location fee equal to $15,000 upon execution of a single store development agreement or (ii) a development fee equal to $20,000 for each IHOP restaurant that the franchisee contracts to develop upon execution of a multi-store development agreement; (b) a franchise fee equal to (i) $50,000 (against which the $15,000 location fee will be credited) for a restaurant developed under a single store development agreement or (ii) $40,000 (against which the $20,000 development fee will be credited) for each restaurant developed under a multi-store development agreement, in each case paid upon execution of the franchise agreement; (c) franchise royalties equal to 4.5% of weekly gross sales; (d) revenue from the sale of pancake and waffle dry-mixes; and (e) franchise advertising fees. The franchise advertising fees are comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales, which is usually collected by us and then paid to a local advertising cooperative to cover the cost of local media purchases and other local advertising expenses, and (ii) a national advertising fee equal to 1.0% of weekly gross sales. Area licensees are required to pay lesser amounts toward advertising. As approved by our franchisees, in 2007 and 2008 a portion of the local advertising contribution has been reallocated to the national advertising fund allowing us to reach our target audience more frequently and in a more effective way through national advertising.

IHOP franchised restaurants established prior to 2004 under our old business model (the “Old Business Model”) were developed by the Company, and required our substantial involvement in all aspects of the development and financing of the restaurants. In particular, under the Old Business Model, we identified the site for a new IHOP restaurant, purchased or leased the site from a third party, built and equipped the restaurant and then franchised it to the franchisee. In addition, IHOP typically financed approximately 80% of the franchise fee over five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period.

The cash received from a typical franchise arrangement under the Old Business Model included: (a) the franchise fee, a portion of which (typically 20%) was paid upon execution of the franchise agreement; (b) interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes; (c) franchise royalties typically equal to 4.5% of weekly gross sales; (d) income from the subleasing of the leased real property under a franchisee sublease and income from the leasing of the owned real property under the related leases to franchisees; (e) income from the leasing of equipment under an equipment lease; (f) revenue from the sale of pancake and waffle dry-mixes; and (g) franchise advertising fees. The franchise advertising fees are comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales under the franchise agreement, which was usually collected by us and then paid to a local advertising cooperative to cover the cost of local media purchases and other local advertising expenses, and (ii) a national advertising fee equal to 1.0% of weekly gross sales under the franchise agreement. In a few cases, with respect to the reacquired restaurants or otherwise, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for a period of time in order to assist them in either establishing or reinvigorating their business.

The following table represents IHOP signed restaurant development commitments including options as of June 30, 2008:

	Number of Signed	Scheduled Opening of Restaurants
	Agreements at 6/30/08	Remainder of 2008	2009	2010	2011 and thereafter	Total
Single-store development agreements	14	5	8	1	—	14
Multi-store development agreements	89	54	67	50	201	372
International territorial agreements	7	5	5	6	49	65
	110	64	80	57	250	451

Segments

We identify our segments based on the organizational units used by management to monitor performance and make operating decisions. Our revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations, and financing operations. Within the applicable segment, we operate two distinct restaurant concepts: Applebee’s and IHOP.

Applebee’s

The franchise operations segment consists of restaurants operated by Applebee’s franchisees in the United States, 17 countries outside the United States and one U.S. territory. Franchise operations revenue consists primarily of franchise royalty revenues. Franchise operations expenses include costs related to intellectual property provided to franchisees.

The company restaurant operations segment consists of Company-operated restaurants in the United States and China. Company restaurant sales are retail sales at Company-operated restaurants. Company restaurant expenses are operating expenses at Company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs. The operating results of this segment are substantially generated by Applebee’s restaurants.

Rental operations and financing operations activities are not currently part of Applebee’s business.

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

Key Overall Strategies—Update

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.—Key Overall Strategies” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a detailed discussion of Applebee’s and IHOP’s key strategies.

Recent developments with respect to several Applebee’s key strategies include:

Franchise Company-Operated Restaurants and Sell Owned Real Estate

•                We plan to franchise approximately 100 Company-operated Applebee’s restaurants in fiscal 2008, inclusive of the following transactions:

•                On March 19, 2008, we announced an agreement for the franchising of 41 Company-operated Applebee’s restaurants located in Southern California and Nevada. We franchised the 26 restaurants in California on June 30, 2008, the first day of our third fiscal quarter, and expect to franchise the remaining 15 Nevada restaurants in the third or fourth quarter of 2008. The agreement also provides for future franchise restaurant development in these markets.

•                On June 4, 2008 we entered into an agreement to franchise three Company-operated Applebee’s restaurants in Delaware; the transaction is expected to close in the third quarter of 2008.

•                In June 2008, we completed sale-leaseback transactions of 91% of our fee-owned, Company-operated restaurants as discussed in Note 9 of Notes to Consolidated Financial Statements.

•                On July 16, 2008 we completed the sale-leaseback of our restaurant support center headquartered in Lenexa, Kansas.

Re-energize the Applebee’s Brand

•                  In March 2008, we introduced a new Applebee’s advertising campaign—“It’s a Whole New Neighborhood.” Our message in the ads clearly focuses on classic Grill & Bar food that is unique to Applebee’s.

•                  During the first quarter of 2008, we also solidified new brand positioning for Applebee’s, refined our customer targets, introduced our new menu strategy, and finalized our marketing approach through 2009.

•                  We plan on promoting value offerings for the balance of 2008 to compete more effectively and to drive improved traffic performance.

Improve Restaurant Operations

•                  Our strategy to improve operations execution at Applebee’s restaurants system-wide has begun. An operations rating system has been developed and is expected to be implemented in the third quarter of 2008 with rankings available at the end of the third fiscal quarter of 2008. In conjunction with the rating system, we also are incorporating a process to collect financial information from Applebee’s franchisees to be used to partner with franchisees to uncover opportunities for improving their financial performance.

Strengthen Company Restaurant Profitability

•                  We have implemented several initiatives to increase restaurant profitability including labor rate controls, lower cost campaign items, menu simplification, price increases, and detailed review of complementary meals and discounts in our restaurants. Operating margins were favorably impacted by price increases, menu optimization and reduced complementary meals and discounts. These were offset by reduced guest traffic, increased management labor, commodity costs, and utilities.  We expect to make further progress with our restaurant sales and operating margins in the last half of 2008 as our value-oriented strategies are deployed.

Restaurant Data

The following table sets forth, for the three-month and six-month periods ended June 30 of the current year and prior year, the number of effective restaurants in the IHOP system and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations. Pro forma information on Applebee’s restaurant data and restaurant development and franchising activity is presented in the section entitled “Pro Forma Comparison of Three Months and Six Months ended June 30, 2008 with Three Months and Six Months ended June 30, 2007 —Applebee’s” herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,185	1,137	1,180	1,133
Company	10	13	10	12
Area license	158	159	157	159
Total	1,353	1,309	1,347	1,304
System-wide(b)
Sales percentage change(c)	6.3%	7.9%	7.1%	6.6%
Same-store sales percentage change(d)	2.6%	2.5%	3.2%	1.6%
Franchise(b)
Sales percentage change(c)	6.9%	8.0%	7.7%	6.6%
Same-store sales percentage change(d)	2.6%	2.6%	3.2%	1.6%
Company
Sales percentage change(c)	(21.5)%	66.1%	(12.6)%	39.8%
Area License(b)
Sales percentage change(c)	2.2%	4.0%	2.7%	4.5%

(a)

“Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)

“System-wide sales” are retail sales at IHOP restaurants operated by franchisees, area licensees and the Company, as reported to the Company. Franchise restaurant sales were $543.2 million and $1,090.4 million for the second quarter and first six months ended June 30, 2008, respectively, and sales at area license restaurants were $53.9 million and $111.3 million for the second quarter and first six months ended June 30, 2008, respectively. Franchise restaurant sales were $508.0 million and $1,012.2 million for the second quarter and first six months ended June 30, 2007, respectively, and sales at area license restaurants were $52.8 million and $108.3 million for the second quarter and first six months ended June 30, 2007, respectively. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

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

The following table summarizes our restaurant development and franchising activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,353	1,306	1,344	1,302
New openings
Company-developed	—	—	—	—
Domestic franchisee-developed	13	15	24	21
International franchisee-developed	1	—	1	2
Area license	1	—	1	—
Total new openings	15	15	26	23
Closings
Company and domestic franchise	(4)	(1)	(6)	(5)
International franchise	(1)	—	(1)	—
Area license	(2)	(1)	(2)	(1)
End of period	1,361	1,319	1,361	1,319

Summary-end of period
Franchise	1,195	1,147	1,195	1,147
Company	10	13	10	13
Area license	156	159	156	159
Total	1,361	1,319	1,361	1,319
IHOP Restaurant Franchising Activity
Company-developed	—	—	—	—
Franchisee-developed	13	15	24	21
International franchisee-developed	1	—	1	2
Rehabilitated and refranchised	5	—	9	2
Total restaurants franchised	19	15	34	25
Reacquired by the Company	(6)	—	(9)	(6)
Closed	(4)	(1)	(6)	(4)
Net addition	9	14	19	15

Comparison of the Three Months and Six Months ended June 30, 2008 and 2007

Overview

	Three Months Ended June 30,
	2008	2007	Variance
Revenues
Applebee’s	$330,579	$—	$330,579
IHOP	93,554	89,487	4,067
Total revenues	424,133	89,487	334,646
Cost of revenues
Applebee’s	256,184	—	(256,184)
IHOP	53,032	51,391	(1,641)
Total cost of revenues	309,216	51,391	(257,825)
Segment Profit
Applebee’s	74,395	—	74,395
IHOP	40,522	38,096	2,426
Total segment profit	114,917	38,096	76,821
General and administrative expenses	49,230	14,103	(35,127)
Interest expense	51,561	3,277	(48,284)
Impairment and closure charges	41,080	48	(41,032)
Amortization of intangible assets	3,080	—	(3,080)
Other (income) expense	(3)	509	512
(Loss) income from continuing operations before income taxes	$(30,031)	$20,159	$(50,190)

	Six Months Ended June 30,
	2008	2007	Variance
Revenues
Applebee’s	$676,543	$—	$676,543
IHOP	190,379	179,611	10,768
Total revenues	866,922	179,611	687,311
Cost of revenues
Applebee’s	528,729	—	(528,729)
IHOP	108,458	102,279	(6,179)
Total cost of revenues	637,187	102,279	(534,908)
Segment Profit
Applebee’s	147,814	—	147,814
IHOP	81,921	77,332	4,589
Total segment profit	229,735	77,332	152,403
General and administrative expenses	96,804	30,224	(66,580)
Interest expense	102,208	5,492	(96,716)
Impairment and closure charges	41,155	55	(41,100)
Amortization of intangible assets	5,979	—	(5,979)
Other (income) expense	(1,860)	1,250	3,110
Early debt extinguishment costs	—	2,223	2,223
(Loss) income from continuing operations before income taxes	$(14,551)	$38,088	$(52,639)

Our results for the three-month and six-month periods ended June 30, 2008 were significantly impacted by the amount of interest expense on $2.3 billion of funded debt incurred during fiscal 2007 and the impact on both segment profit and general and administrative expenses of the consolidation of Applebee’s results of operations (see “Pro Forma Comparison of Three Months and Six Months ended June 30, 2008 with Three Months and Six Months ended June 30, 2007 —Applebee’s”). A comparison of our financial results for the three-month and six-month periods ended June 30, 2008 to the comparable periods of 2007 included:

•

Revenues for the second quarter increased $334.6 million, including $330.6 million from Applebee’s operations and an increase of $4.1 million, or 4.5%, at IHOP. Year-to-date revenues increased $687.3 million, including $676.5 million from Applebee’s operations and an increase of $10.8 million, or 6.0%, at IHOP.

•

Segment profit for the second quarter increased $76.8 million, primarily consisting of $74.4 million from the acquisition of Applebee’s, along with a $2.4 million, or 6.4%, improvement at IHOP. Year-to-date segment profit increased $152.4 million, primarily consisting of $147.8 million from the acquisition of Applebee’s, along with a $4.6 million, or 6.0%, improvement at IHOP.

•

Consolidated interest expense increased by $48.3 million and $96.7 million, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the same periods of the prior year. The increases related primarily to interest on acquisition-related debt.

•

Consolidated pre-tax income decreased by $50.2 million and $52.6 million, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the same periods of the prior year, as the increase in segment profit was more than offset by increases in interest expense and general and administrative expenses and an impairment loss of $40.9 million on 182 parcels of company-owned real estate recognized in the second quarter of 2008.

Franchise Operations

	Three Months Ended June 30,
	2008	2007	Variance
Franchise Revenues
Applebee’s	$37,713	$—	$37,713
IHOP	49,708	46,934	2,774
Total Franchise Revenues	$87,421	$46,934	$40,487

	Six Months Ended June 30,
	2008	2007	Variance
Franchise Revenues
Applebee’s	$75,650	$—	$75,650
IHOP	101,705	93,984	7,721
Total Franchise Revenues	$177,355	$93,984	$83,371

Consolidated franchise revenues grew by 86.3% and 88.7%, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the same periods of the prior year. Consolidated franchise revenues primarily grew due to the Applebee’s acquisition (see “Pro Forma Comparison of Three Months and Six Months ended June 30, 2008 with Three Months and Six Months ended June 30, 2007 —Applebee’s”). In addition, IHOP franchise revenues increased $2.8 million, or 5.9%, and $7.7 million, or 8.2%, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the same periods of the prior year.  The increase in IHOP franchise revenues was primarily due to a 6.3% increase in IHOP franchise restaurant sales in the second quarter of 2008 compared to the same period of 2007 and a 7.1% increase for the first six months of 2008 compared to the same period of 2007.  These increases were primarily attributable to the following:

•	effective IHOP franchise restaurants increased by 48 restaurants (4.2%) and 47 restaurants (4.1%), respectively, in the second quarter and first six months of 2008; and

•

same-store sales for IHOP franchise restaurants increased by 2.6% and 3.2%, respectively, in the second quarter and first six months of 2008. The increases for both periods reflected a higher average guest check and modestly positive guest traffic growth.

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

Consolidated franchise operations profit, which is franchise revenues less franchise expenses, increased by $39.5 million and $80.2 million, respectively, comparing the three-month and six-month periods ended June 30, 2008 with the same periods of the prior year, of which $37.1 million and $74.7 million, respectively, was due to the Applebee’s acquisition (see “Pro Forma Comparison of Three Months and Six Months ended June 30, 2008 with Three Months and Six Months ended June 30, 2007 —Applebee’s “).

IHOP franchise operations profit increased by $2.3 million in the second quarter of 2008 compared to the same period in 2007. This increase was due primarily to the $2.8 million increase in revenue discussed above, partially offset by higher franchise expenses, which increased only $0.5 million, resulting in a 1.6% improvement in margin. IHOP franchise operations profit increased by $5.6 million in the first six months of 2008 compared to the same period in 2007. This increase was due primarily to the $7.7 million increase in revenue discussed above, partially offset by higher franchise expenses, which increased only $2.2 million, resulting in a 1.3% improvement in margin. The improvement in margin in both periods was due primarily to lower bad debt and pre-opening expenses.

Company Restaurant Operations

	Three Months Ended June 30,
	2008	2007	Variance
Company Restaurant Sales
Applebee’s	$292,866	$—	$292,866
IHOP	3,630	4,625	(995)
Total Company Restaurant Sales	$296,496	$4,625	$291,871

	Six Months Ended June 30,
	2008	2007	Variance
Company Restaurant Sales
Applebee’s	$600,893	$—	$600,893
IHOP	7,525	8,609	(1,084)
Total Company Restaurant Sales	$608,418	$8,609	$599,809

Total company restaurant sales increased by $291.9 million and $599.8 million, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the same periods of the prior year.  The increase in total company restaurant sales was primarily due to the Applebee’s acquisition (see “Pro Forma Comparison of Three Months and Six Months ended June 30, 2008 with Three Months and Six Months ended June 30, 2007 —Applebee’s”). Company restaurant expenses increased by $254.4 million and $526.3 million, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the same periods of the prior year.  These increases were due exclusively to Applebee’s, which contributed $255.6 million and $527.7 million to the increases in the respective periods.

Company restaurant operations loss for IHOP company restaurants was $0.5 million and $1.0 million for the second quarter and first six months of 2008, respectively, which was a slight improvement over losses of $0.7 million and $1.4 million in the same respective periods of 2007. This improvement was primarily due to lower salary and benefits costs.

Rental Operations

All of our rental operations relate to IHOP restaurants; there are currently no Applebee’s rental operations. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

A prime lease is a lease between the Company and a third party, the landlord, whereby the Company pays rent to the landlord. Restaurants on these leases are either subleased to a franchisee or, in a few instances, operated by the Company. A sublease is a lease between the Company and a franchisee, whereby the franchisee pays rent to the Company.

Rental operations profit, which is rental income less rental expenses, decreased by $0.5 million, or 5.4%, and $0.6 million, or 3.7%, for the three-month and six-month periods ended June 30, 2008 compared to the same periods of the prior year.  The decreases were primarily due to the write-off of deferred rent resulting from terminated subleases on restaurants reacquired.

Financing Operations

All of our financing operations relate to IHOP restaurants; there are currently no Applebee’s financing operations. Financing revenues increased by $2.8 million and $4.7 million, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the same periods of the prior year.  Revenues from sales of franchises and equipment increased by $3.2 million in the second quarter of 2008 due to the refranchising of five stores in the 2008 period compared to no refranchising of stores in the same period in 2007. This increase was partially offset by a decrease of $0.4 million in franchise and equipment note interest due to the ongoing reduction in franchise fee note balances. For the first six months of 2008, revenues from sales of franchises and equipment increased by $5.5 million due to the refranchising of 11 stores in the 2008 period compared to the refranchising of two stores in the same period in 2007, partially offset by a decrease of $0.8 million in franchise and equipment note interest due to the ongoing reduction in franchise fee note balances.

Financing expenses increased by $2.5 million and $5.4 million, respectively, in the second quarter and first six months of 2008 compared to the same periods in 2007. This is primarily due to expenses associated with a higher number of refranchised restaurants in the 2008 periods compared to 2007, as noted above.  Financing operations profit increased by $0.3 million in the second quarter of 2008 compared with the same period in 2007 as a gain of $0.7 million on refranchising of restaurants was only partially offset by the decline in note interest.  Financing operations profit decreased by $0.7 million for the first six months of 2008 compared with the same period of 2007 as gains on refranchising were more than offset by the decline in note interest.

General and Administrative Expenses

General and administrative expenses increased by $35.1 million for the three-month period ended June 30, 2008 compared to the same period of the prior year.  Of this amount, $25.2 million was associated with general and administrative expenses recorded at Applebee’s; the remainder of the increase primarily was due to litigation settlements of $4.7 million, higher compensation expenses of $2.1 million, primarily related to the issuance of restricted stock and stock options, and increased professional and consulting services of $2.3 million, primarily related to the ongoing integration of Applebee’s.

General and administrative expenses increased by $66.6 million for the six-month period ended June 30, 2008 compared to the same period of the prior year.  Of this amount, $53.8 million was associated with general and administrative expenses recorded at Applebee’s; the remainder of the increase primarily was due to litigation settlements of $4.7 million, higher compensation expenses of $2.5 million, primarily related to the issuance of restricted stock and stock options, and increased professional and consulting services of $3.6 million, primarily related to the ongoing integration of Applebee’s.

Interest Expense

Interest expense increased by $48.3 million and $96.7 million, respectively, for the three-month and six-month periods ended June 30, 2008 compared to the same periods of the prior year. The increases were primarily due to Applebee’s acquisition-related debt.

Impairment and Closure Charges

Impairment and closure charges were $41.1 million and $41.2 million, respectively, for the three-month and six month-periods ended June 30, 2008. In June 2008, the Company entered into sale-leaseback transactions on 182 parcels of real estate comprising land, buildings and improvements. The net book value of the real estate exceeded the proceeds received by the amount of the recorded charge for impairment.

All of the parcels involved in the transactions had been acquired in the November 29, 2007 acquisition of Applebee’s and their estimated fair value was assigned as part of the purchase price allocation as of that date. The Company evaluated events subsequent to November 29, 2007 and noted a deterioration in both the domestic real estate and credit markets between the date of the purchase price allocation and the June 2008 date of the sale-leaseback transactions. In the absence of objective evidence to the contrary, the Company concluded that the estimated fair value of the real estate determined in purchase price allocation was reasonable and the decline in value related primarily to market events subsequent to the acquisition date value necessitating an impairment charge as opposed to an adjustment to the allocated purchase price.

Early Debt Extinguishment Costs

Early debt extinguishment costs in the amount of $2.2 million in the first six months of 2007 resulted from early debt retirement through funds generated from a securitization transaction. These costs include $1.2 million for prepayment penalties as a result of paying off pre-existing debt, and $1.0 million related to the write-off of deferred financing costs. There were no similar costs incurred in the first six months of 2008.

Other Income and Expense

Other income was $3,000 and $1.9 million, respectively, for the three-month and six-month periods ended June 30, 2008 compared to other expense of $0.5 million and $1.2 million, respectively, the same periods of the prior year. The primary reason for the increase is interest income earned on the increased restricted cash balances related to the acquisition-related debt.

Provision for Income Taxes

The effective tax rate for the benefit recognized was 35.8% and 63.4% for the three-month and six-month periods ended June 30, 2008, respectively. The effective tax rate for the benefit recognized is higher than the federal statutory rate of 35% for the six-month period ended June 30, 2008 primarily due to tax credits, partially offset by state income taxes. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

Pro Forma Comparison of Three Months and Six Months ended June 30, 2008 with Three Months and Six Months ended June 30, 2007 —Applebee’s

The following is a comparison of (i) information for the three months and six months ended June 30, 2008 for our Applebee’s segment and (ii) information for the for three months and six months ended June 30, 2007 for Applebee’s International, Inc. prior to the acquisition date (“Predecessor Applebee’s”).

Restaurant Data

The following table sets forth, for the three and six months ended June 30, 2008 and 2007, the number of effective restaurants in the Applebee’s system and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007 (e)	2008	2007 (e)
Applebee’s Restaurant Data
Effective restaurants(a)
Company	510	505	510	505
Franchise	1,480	1,427	1,474	1,419
Total	1,990	1,932	1,984	1,924
System-wide(b)
Applebee’s domestic sales percentage change(c)	0.3%	3.2%	1.6%	1.7%
Applebee’s domestic same-store sales percentage change(d)	(1.7)%	(0.9)%	(0.6)%	(2.5)%
Franchise(b)
Applebee’s domestic sales percentage change(c)	0.8%	3.6%	1.7%	2.1%
Applebee’s domestic same-store sales percentage change(d)	(1.8)%	(0.8)%	(0.9)%	(2.4)%
Company
Applebee’s domestic sales percentage change(c)	(1.0)%	2.2%	1.1%	0.7%
Applebee’s domestic same-store sales percentage(d)	(1.5)%	(1.2)%	0.3%	(2.8)%

(a)

“Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee’s system, which includes restaurants owned by Applebee’s as well as those owned by franchisees and international licensees.

(b)

“System-wide sales” are sales of Applebee’s restaurants operated by franchisees and Applebee’s as reported to the Company. The Company acquired Applebee’s International, Inc. on November 29, 2007. Domestic franchise restaurant sales for Applebee’s restaurants were $859.7 million and $852.8 million for the three months ended June 30, 2008 and 2007, respectively, and $1,757.5 million and $1,727.7 million for the six months ended June 30, 2008 and 2007, respectively. Franchise restaurant sales are sales recorded at restaurants that are owned by franchisees and are not attributable to either the Company or Predecessor Applebee’s. Franchise restaurant sales are useful in analyzing our franchise revenues because franchisees pay royalties and other fees that are generally based on a percentage of their sales.

(c)

“Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category. All periods for company-owned Applebee’s restaurants exclude the impact of discontinued operations.

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

(e)	Data for Predecessor Applebee’s.

The following table summarizes Applebee’s restaurant development and franchising activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007(a)	2008	2007(a)

Applebee’s Restaurant Development Activity
Beginning of period	1,986	1,930	1,976	1,930
New openings
Company-developed	—	3	1	10
Franchisee-developed	11	15	27	28
Total new openings	11	18	28	38
Closings
Company	(2)	(4)	(3)	(23)
Franchise	(2)	(1)	(8)	(2)
End of period	1,993	1,943	1,993	1,943
Summary-end of period
Company	509	508	509	508
Franchise	1,484	1,435	1,484	1,435
Total	1,993	1,943	1,993	1,943
Applebee’s Restaurant Franchising Activity
Domestic franchisee-developed	6	9	17	21
International franchisee-developed	5	6	10	7
Total restaurants franchised	11	15	27	28
Closings
Domestic franchisee	(2)	(1)	(7)	(2)
International franchisee	—	—	(1)	—
Net addition	9	14	19	26

(a)               Data for Predecessor Applebee’s

Results of Operations

The following table illustrates a comparison of certain financial results of Applebee’s for the three months and six months ended June 30, 2008 on a stand-alone basis with that of Predecessor Applebee’s for the three months and six months ended June 30, 2007:

	Three Months Ended June 30,
	2008	2007 (a)
	(In thousands)
Franchise revenues	$37,713	$36,506
Company restaurant sales	292,866	295,650
Franchise expenses	566	370
Company restaurant expenses	255,618	262,328

	Six Months Ended June 30,
	2008	2007 (a)
	(In thousands)
Franchise revenues	$75,650	$74,027
Company restaurant sales	600,893	594,267
Franchise expenses	996	743
Company restaurant expenses	527,733	522,733

(a)               Data for Predecessor Applebee’s

Franchise Operations

Applebee’s franchise revenues for the three months ended June 30, 2008 increased 3.3% from $36.5 million to $37.7 million as compared to the three months ended June 30, 2007 primarily due to a 3.7% increase in effective restaurants from 1,427 restaurants in 2007 to 1,480 restaurants in 2008. Franchise restaurant same-store sales were down 1.4% compared with the same quarter of the prior year.

Applebee’s franchise revenues for the six months ended June 30, 2008 increased 2.2% from $74.0 million to $75.7 million as compared to the six months ended June 30, 2007 primarily due to a 3.9% increase in effective restaurants from 1,419 restaurants in 2007 to 1,474 restaurants in 2008. Franchise restaurant same-store sales were down 0.6% compared with the same six months of the prior year.

Company Restaurant Operations

Applebee’s company restaurant sales for the three months ended June 30, 2008 decreased 0.9% from $295.7 million to $292.9 million as compared to the three months ended June 30, 2007. The decrease in 2008 was mainly driven by a decrease in same stores sales of 1.5% offset by a 1.0% increase in the effective number of restaurants. The decrease in same store sales is driven mainly by a decline in guest traffic offset by an increase in average guest check, of which approximately 3.0% related to menu pricing increases and the remainder to a favorable menu mix shift, reduced complementary meals and discounts, and server incentive contests.

Applebee’s company restaurant sales for the six months ended June 30, 2008 increased 1.1% from $594.3 million to $600.9 million as compared to the six months ended June 30, 2007. The increase in 2008 was mainly driven by a 1.0% increase in the effective number of restaurants and an increase in same stores sales of 0.3%. The increase in same store sales is driven mainly by an increase in average guest check, of which approximately 3.0% related to menu pricing increases and the remainder due to a favorable menu mix shift and server incentives, partially offset by a decline in guest traffic.

Applebee’s company restaurant operating profit for the three months ended June 30, 2008 increased by $3.9 million from $33.3 million to $37.2 million as compared to the three months ended June 30, 2007. Applebee’s company restaurant operating profit for the six months ended June 30, 2008 increased by $1.6 million from $71.5 million to $73.2 million as compared to the first six months ended June 30, 2007. The components of company restaurant expenses, as a percentage of company restaurant sales, were as follows:

	Three Months Ended June 30,
	2008	2007 (a)	Variance
Food and beverage	26.4%	26.7%	0.3%
Labor	35.1%	34.5%	(0.6)%
Direct and occupancy	25.7%	27.3%	1.6%
Pre-opening expense	—	0.2%	0.2%
Total Cost of Company Restaurant Sales (b)	87.3%	88.7%	1.4%

	Six Months Ended June 30,
	2008	2007 (a)	Variance
Food and beverage	26.8%	26.6%	(0.2)%
Labor	35.2%	34.2%	(1.0)%
Direct and occupancy	25.9%	26.9%	1.0%
Pre-opening expense	—	0.3%	0.3%
Total Cost of Company Restaurant Sales (b)	87.8%	88.0%	0.2%

(a)  Data for Predecessor Applebee’s

(b) Percentages may not add due to rounding.

Total food and beverage costs as a percent of company restaurant sales decreased by 0.3% for the three months ended June 30, 2008 compared to the same period in 2007 due primarily to the impact of menu price increases, partially offset by higher commodity costs of 0.8%.

Total labor costs as a percent of company restaurant sales increased by 0.6% for the three months ended June 30, 2008 compared to the same period in 2007 due to inclusion of transition-related bonus programs, higher restaurant management salaries and increased vacation pay due to a change in policy, partially offset by a reduction in average hourly wage rates.

Direct and occupancy costs decreased as a percent of company restaurant sales by 1.6% for the three months ended June 30, 2008 compared to the same period in 2007 due primarily to lower depreciation expense which resulted from purchase price allocations.  Pre-opening expense as a percent of company restaurant sales decreased by 0.2% for the three months ended June 30, 2008 compared to the same period in 2007 due to the cessation of development of company restaurants in the first quarter of 2008.

Total food and beverage costs as a percent of company restaurant sales increased by 0.2% for the six months ended June 30, 2008 compared to the same period in 2007 due primarily to higher food costs related to increased commodity costs and the unfavorable shift in menu mix, partially offset by  menu price increases.

Total labor costs as a percent of company restaurant sales increased by 1.0% for the six months ended June 30, 2008 compared to the same period in 2007 due to inclusion of transition-related bonus programs and higher restaurant management incentive compensation and salaries, partially offset by reduction in average hourly wage rates.

Direct and occupancy costs as a percent of company restaurant sales decreased by 1.0% for the six months ended June 30, 2008 compared to the same period in 2007 due primarily to favorable year-over-year comparisons for depreciation expense which resulted from purchase price allocations related to the Applebee’s acquisition as well as lower depreciation expense due to the reclassification of approximately 40 restaurants to assets held for sale, partially offset by an increase in rent expense associated with purchase accounting.

Pre-opening expense as a percent of company restaurant sales decreased by 0.3% for the six months ended June 30, 2008 compared to the same period in 2007 due to the cessation of development of company restaurants in the first quarter of 2008.

Liquidity and Capital Resources

We currently anticipate that our cash and cash equivalents, together with expected cash flows from operations, sale-leaseback transactions and franchising activities will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and other obligations for at least the next 12 months.

Our primary ongoing sources of liquidity are cash provided by operating activities and principal receipts from notes and equipment contracts receivable from our franchisees. Principal uses of cash are capital investment, payments of dividends and, more recently, costs related to the acquisition of Applebee’s.

For the next several years, we expect these sources to be significantly supplemented by proceeds from the franchising of Applebee’s Company-operated domestic restaurants and sale transactions for the remaining 17 fee-owned  real estate parcels. See Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a detail discussion of these initiatives.

In June 2008, we completed sale-leaseback transactions for the real estate property on which 182 of the 199 fee-owned, Company-operated Applebee’s restaurants are situated. We received $339.2 million in proceeds from these transactions.

On June 30, 2008 (the first day of our fiscal third quarter), we completed the franchising of 26 Company-operated Applebee’s restaurants in the Southern California market. We received proceeds of approximately $28 million from this transaction. On July 16, 2008, the Company entered into a sale-leaseback transaction with respect to Applebee’s corporate headquarters in Lenexa, Kansas. In connection with this transaction, we received approximately $39 million in proceeds.

The proceeds from these transactions were used primarily to repay $350 million of Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes (the “Class A-2-I-X Notes”), transaction expenses (payment of which had been deferred) related to the acquisition of Applebee’s and for general corporate purposes.

Under the original terms of  the  Series 2007-1 Supplement to the Base Indenture (“Series 2007-1 Supplement”), if the Company repaid the Class A-2-I-X Notes in whole or in part after June 20, 2008 (the “Initial Anticipated Repayment Date”), and before December 2012, it would have been required to make certain make-whole payments on the Class A-2-I-X

Notes. On June 19, 2008, the Company entered into an amendment to the Series 2007-1 Supplement pursuant to which, among other things, the Initial Anticipated Repayment Date was extended to August 31, 2008, subject to certain conditions. One condition was that not less than $320 million of the Class A-2-I-X Notes be repaid by July 21, 2008. As of July 21, 2008, the Class A-2-I-X Notes were repaid in full with no make-whole payments required.

Operating Activities

Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, operating earnings from our Company-operated restaurants and profit from our rental operations and financing operations. Franchise revenues consist of royalties, IHOP advertising fees and sales of proprietary products for IHOP which fluctuate with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee’s restaurants by our franchisees and by fluctuations in same-store sales. Operating earnings from Company restaurants are impacted by many factors which include but are not limited to changes in traffic pattern, pricing activities and changes in operating expenses. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

Cash provided by operating activities increased to $56.8 million in the first six months of 2008 from $23.6 million in the same period in 2007. While net income was $31.0 million lower in the first six months of 2008 compared with the same period of 2007, the decrease included non-cash impairment charges of $41.2 million and non-cash depreciation and amortization charges that were $44.6 million higher than in 2007. Further, while cash flow from receivables collections related to Applebee’s company-owned restaurants increased, this was more than offset by the reduction of deferred income due to increased redemptions of gift cards (revenue from which is recognized in the current period as redeemed, but cash was already received in a prior period), and lower payables.

Investing Activities

Net cash used in investing activities of $10.8 million in the first six months of 2008 was primarily attributable to $23.2 million in capital expenditures and $10.1 million in Applebee’s acquisition costs offset by $11.9 million in proceeds from disposition of assets held for sale and $7.9 million in principal receipts from notes and equipment contracts receivable. Approximately $8.3 million of the 2008 capital expenditures related to completion of the construction of Applebee’s new Lenexa, Kansas headquarters. The Company currently estimates that capital expenditures for fiscal 2008 will range from $30 million to $34 million.

Financing Activities

 Financing activities used net cash of $34.9 million in the first six months of 2008. Financing inflows of $333.6 million from the sale-leaseback of 182 fee-owned Applebee’s-operated restaurants was more than offset primarily by the repayment of $312.8 million of Class A-2-I-X Notes, $25.8 million paid in debt and preferred stock issuance costs, $15.1 million in dividend payments and an increase in restricted cash of $13.7 million.

Share Repurchases and Dividends

Under the current stock repurchase program, which began in 2003, we are authorized to repurchase up to 7.2 million shares of common stock. Since the inception of the program, we have bought back 6.3 million shares for a total of $280.0 million, leaving 0.9 million shares available for repurchase under this program. There were no shares repurchased during the first six months of 2008. We do not expect to repurchase shares during the remaining six months of 2008, but plan to resume share repurchases in 2010 or 2011, financial conditions permitting.

We have accrued $4.75 million as dividends for the Series A Perpetual Preferred Stock as of the quarter ended June 30, 2008, included in other accrued expenses in the Consolidated Balance Sheet. The dividends were paid June 30, 2008, the first day of our fiscal third quarter. The accreted value of the Series B Convertible Preferred Stock increased by $0.5 million and $1.1 million, respectively, during the three-month and six-month periods ended June 30, 2008.

The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. On July 7, 2008, the Company declared a quarterly cash dividend of $0.25 per common share, payable on August 19, 2008, to stockholders of record as of July 31, 2008. Future dividends will be declared at the discretion of the Board of Directors.

Debt Instruments and Related Covenants

For information on the Company’s outstanding debt instruments, refer to Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. As of June 30, 2008, the Company was in compliance with all covenants and restrictions related to its debt instruments.

Contractual Obligations and Commitments

Refer to Note 9 of the Notes to Consolidated Financial Statements for disclosure of new financing obligations entered into during the second fiscal quarter of 2008.

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

Derivative Financial Instruments

In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks. We account for our derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

We use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. All derivatives are recognized on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income/expense in current earnings during the period of change.

At inception of the hedge, we choose the Hypothetical Derivative Method of effectiveness calculation, which we must use for the life of the contract, and we will measure effectiveness quarterly. When hedge treatment is achieved under SFAS 133, the changes in fair values related to the effective portion of the derivatives are recorded in other comprehensive income or loss or in income/expense, depending on the designation of the derivative as a cash flow hedge. We obtain the values on a quarterly basis from the counterparty of the derivative contracts. The undesignated portion of the derivative contract is calculated and recorded in the Company’s Consolidated Statements of Operations for each quarter until settled.

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

Under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is not longer met. We are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

Leases

Our restaurants are located on (i) sites owned by us, (ii) sites leased by us from third parties and (iii) sites owned or leased by franchisees. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases,  and subsequent amendments.

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

For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rents paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rent”). Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Accordingly, we measure stock-based compensation expense at the grant date based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. Under SFAS 123(R), the fair value of each employee stock option and restricted stock award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based compensation. The Black-Scholes model meets the requirements of SFAS 123(R). The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining future stock-based compensation expense. Any such changes could materially impact our operations in the period in which the changes are made and in subsequent periods.

Long-Lived Assets

We assess long-lived and intangible assets with finite lives for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. We consider factors such as the number of years the restaurant has been operated by us, sales trends, cash flow trends, remaining lease life, and other factors which apply on a case-by-case basis. The analysis is performed at the individual restaurant level for indicators of permanent impairment. Recoverability of the restaurant’s assets is measured by comparing the assets’ carrying value to the undiscounted cash flows expected to be generated over the assets’ remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, the carrying amount is written down to the estimated fair value, and a loss resulting from impairment is recognized by charging to earnings. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Goodwill and Intangibles

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired businesses. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as (i) any future declines in our operating results, (ii) a decline in the valuation of our common stock, or (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Management’s judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

Lease Financing Obligations

 Lease financing obligations pertain to real estate transactions accounted for under the financing method as required by SFAS No. 98 Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11 (“SFAS 98”). The assets (land, building and improvements) subject to these obligations remain on the Company’s consolidated balance sheet at their historical costs and such assets (excluding land) continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of January 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141(R) in the first quarter of fiscal 2009 and apply the provisions of this statement for any acquisition after the adoption date. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will comply with the new disclosure requirements on or before the required effective date. As SFAS 161 does not change current accounting practice, there will be no impact on the Company’s Consolidated Balance Sheet, Statements of Operations or Statements of Cash Flow.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP FAS 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2007.

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

Burton M. Sack v. Applebee’s International, Inc.

On March 28, 2008, Burton M. Sack filed a verified petition in the Court of Chancery of the State of Delaware against Applebee’s International, Inc. (“Applebee’s”) seeking appraisal pursuant to Section 262 of the Delaware General Corporation Law. The Company completed the acquisition of Applebee’s on November 29, 2007. Section 262 of the Delaware General Corporation Law provides appraisal rights to the record holders of shares of any Delaware corporation that is a party to a merger or consolidation, subject to specified exceptions and to compliance with specified procedural requirements. Prior to the filing of the petition, Applebee’s had received notices from stockholders, claiming to represent 3,197,263 shares of Applebee’s stock (the “Appraisal Shares”), that they intend to seek an appraisal of those shares instead of accepting the merger consideration of $25.50 per share (the “Merger Price”). On April 22, 2008 Applebee’s filed and served its response to the petition.

In May 2008 Applebee’s and former Applebee’s shareholders accounting for 750,000 of the Appraisal Shares entered into a Stipulation and Agreement of Compromise, Settlement and Release dated as of May 14, 2008 (the “First Settlement”) providing for the payment of $26.00 per share, or an additional $0.50 per share over the Merger Price, with respect to such shares. On June 18, 2008 the Court entered a Stipulation and Order approving the First Settlement and, after completion of the applicable appeals period, the settlement proceeds were paid to the shareholders covered by the First Settlement.  In July 2008 Applebee’s and former Applebee’s shareholders accounting for all of the remaining 2,447,263 of the Appraisal Shares entered into a Stipulation and Agreement of Compromise, Settlement and Release dated as of July 3, 2008 (the “Second Settlement”) providing for the payment of $27.25 per share, or an additional $1.25 per share over the Merger Price, with respect to such shares. On July 8, 2008 the Court entered a Stipulation and Order of Dismissal approving the Second Settlement and dismissing the action with prejudice.  The appeals period relating to the Second Settlement is pending.  As of June 30, 2008, $4.3 million related to the Second Settlement has been included in other accrued expenses in the Company’s Consolidated Balance Sheet.

Gerald Fast v. Applebee’s

The Company is currently defending a collective action filed under the Fair Labor Standards Act styled Gerald Fast v. Applebee’s International, Inc., in which named plaintiffs claim that tipped workers in company restaurants perform excessive amounts of non-tipped work for which they should be compensated at the minimum wage. The court has conditionally certified a nationwide class of servers and bartenders who have worked in company-operated Applebee’s restaurants since June 19, 2004. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out.” On February 12, 2008, 5,540 opt-in forms were filed with the court. Conditional certification is granted under a lenient standard and the Company will have an opportunity to have the class de-certified following the close of discovery at the end of 2008. The Company believes it has strong defenses supporting the de-certification of the class, as well as strong defenses to the substantive claims asserted, and intends to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Item 1A.	Risk Factors.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of
December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) - (c) Not applicable

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders (the “Meeting”) was held on May 13, 2008. Stockholders voted in person or by proxy for the following purposes:

(i)     Stockholders voted to elect the following directors, by the votes indicated:

	Votes For	Votes Against or Withheld
Michael S. Gordon	15,653,201	103,885
Larry Alan Kay	15,653,622	103,464
Julia A. Stewart	15,639,287	117,799

The following directors continued in office after the meeting: H. Frederick Christie, Richard J. Dahl, Patrick W. Rose, Frank Edelstein, Gilbert T. Ray and Caroline Nahas.

(ii) Stockholders voted to approve and ratify the adoption of the 2008 IHOP Corp. Senior Executive Incentive Plan for the purposes of Section 162(m) of the Code. 15,393,875 shares were voted in favor of this proposal, 207,481 shares were voted against, there were 165,561 abstentions, and no broker non-votes.

(iii)   Stockholders voted to approve and ratify the appointment of Ernst & Young LLP, as the Company’s independent registered public accounting firm for the year ending December 31, 2008. 15,613,981 shares were voted in favor of this proposal, 140,321 shares were voted against, there were 2,486 abstentions, and no broker non-votes.

The Company adjourned the Meeting without taking action on the proposal related to the amendment of the IHOP Corp. 2001 Stock Incentive Plan. The decision to adjourn the meeting was made because the Company learned that certain shareholders had submitted a proxy indicating their vote on such proposal, but such votes had not yet been received or processed by its tabulation agent.

The Meeting reconvened on May 21, 2008. Stockholders voted in person or by proxy, and approved and ratified the amendment of the IHOP Corp. 2001 Stock Incentive Plan. 9,562,233 shares were voted in favor of this proposal, 4,735,454 shares were voted against, there were 174,479 abstentions, and no broker non-votes.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 3.1 to DineEquity, Inc.’s Form 8-K filed June 2, 2008 is incorporated herein by reference).
3.2	Bylaws of DineEquity, Inc. (Exhibit 3.2 to DineEquity, Inc.’s Form 8-K file June 2, 2008 is incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DineEquity, Inc. (Registrant)

August 1, 2008	BY:	/s/ JULIA A. STEWART
Julia A. Stewart
(Date)		Chairman and Chief Executive Officer (Principal Executive Officer)

August 1, 2008		/s/ THOMAS CONFORTI
Thomas Conforti
(Date)		Chief Financial Officer (Principal Financial Officer)

August 1, 2008		/s/ GREGGORY KALVIN
Greggory Kalvin
(Date)		Vice President, Corporate Controller (Principal Accounting Officer)