Form 10-Q
period 2008-09-30
DineEquity, Inc
filed 2008-10-31
CIK 49754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2008
Common Stock, $.01 par value	17,476,545

DINEEQUITY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$100,144	$26,838
Restricted cash	82,030	128,138
Short-term investments, at market value	275	300
Receivables, net	79,133	115,335
Inventories	13,117	13,280
Prepaid income taxes	15,104	30,695
Prepaid expenses	11,041	30,831
Deferred income taxes	55,992	21,862
Assets held for sale	12,065	60,347
Current assets related to discontinued operations	5,231	6,052
Total current assets	374,132	433,678
Non-current restricted cash	55,528	57,962
Restricted assets related to captive insurance subsidiary	6,182	10,518
Long-term receivables	276,972	288,452
Property and equipment, net	901,073	1,139,616
Goodwill	810,874	730,728
Other intangible assets, net	1,005,148	1,011,457
Other assets, net	152,200	156,193
Non-current assets related to discontinued operations	2,558	2,558
Total assets	$3,584,667	$3,831,162
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$34,419	$99,019
Accrued employee compensation and benefits	50,362	56,795
Deferred revenue	39,600	76,802
Accrued financing costs	20,000	63,045
Other accrued expenses	60,690	49,203
Deferred compensation	—	21,236
Accrued interest payable	3,724	15,240
Total current liabilities	208,795	381,340
Long-term debt	1,920,789	2,263,887
Financing obligations, less current maturities	363,639	—
Capital lease obligations, less current maturities	163,113	168,242
Deferred income taxes	438,478	504,865
Other liabilities	116,162	113,103
Non-current liabilities related to discontinued operations	1,423	3,302
Commitments and contingencies
Preferred stock, Series A, $1 par value, 220,000 shares authorized; 190,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007	187,050	187,050
Stockholders’ equity
Convertible Preferred stock, Series B, at accreted value, 10,000,000 shares authorized; 35,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	36,781	35,181
Common stock, $.01 par value, 40,000,000 shares authorized; September 30, 2008: 23,711,151 shares issued and 17,480,556 shares outstanding; December 31, 2007: 23,359,664 shares issued and 17,105,469 shares outstanding	230	230
Additional paid-in-capital	163,480	149,564
Retained earnings	292,602	338,790
Accumulated other comprehensive loss	(31,356)	(36,738)
Treasury stock, at cost (6,230,595 shares and 6,254,195 shares at September 30, 2008 and December 31, 2007, respectively)	(276,519)	(277,654)
Total stockholders’ equity	185,218	209,373
Total liabilities and stockholders’ equity	$3,584,667	$3,831,162

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Franchise revenues	$87,429	$48,782	$264,784	$142,766
Company restaurant sales	265,919	4,546	874,337	13,155
Rental income	32,962	33,242	98,495	99,310
Financing revenues	4,871	4,785	20,487	15,735
Total revenues	391,181	91,355	1,258,103	270,966
Costs and Expenses
Franchise expenses	24,255	22,478	70,016	65,068
Company restaurant expenses	236,356	5,164	772,625	15,149
Rental expenses	24,488	24,678	73,758	73,853
Financing expenses	326	458	6,213	987
General and administrative expenses	41,788	17,842	138,592	48,066
Interest expense	50,490	3,393	152,698	8,885
Impairment and closure charges	28,345	—	69,500	55
Loss on derivative financial instrument	—	35,618	—	35,618
Amortization of intangible assets	3,077	—	9,056	—
Other (income) expense, net	(703)	467	(2,563)	1,717
(Gain) loss on extinguishment of debt	(2,434)	—	(2,434)	2,223
Total costs and expenses	405,988	110,098	1,287,461	251,621
(Loss) income from continuing operations before income taxes	(14,807)	(18,743)	(29,358)	19,345
Benefit (provision) for income taxes	3,096	7,127	12,318	(5,518)
(Loss) income from continuing operations	(11,711)	(11,616)	(17,040)	13,827
Loss from discontinued operations, net of tax	(93)	—	(295)	—
Net (loss) income	$(11,804)	$(11,616)	$(17,335)	$13,827
Net (loss) income	$(11,804)	$(11,616)	$(17,335)	$13,827
Less: Series A preferred stock dividends	(4,750)	—	(14,250)	—
Less: Accretion of Series B preferred stock	(544)	—	(1,600)	—
Less: Net loss allocated to unvested participating restricted stock	687	—	1,194	—
Net (loss) income available to common stockholders	$(16,411)	$(11,616)	$(31,991)	$13,827
Net (loss) income available to common stockholders per share
Basic	$(0.98)	$(0.69)	$(1.91)	$0.80
Diluted	$(0.98)	$(0.69)	$(1.91)	$0.80
Weighted average shares outstanding
Basic	16,786	16,935	16,752	17,310
Diluted	16,786	16,935	16,752	17,351
Dividends declared per common share	$0.25	$0.25	$0.75	$0.75
Dividends paid per common share	$0.25	$0.25	$0.75	$0.75

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(17,335)	$13,827
Adjustments to reconcile net (loss) income to cash flows provided by operating activities
Depreciation and amortization	82,479	16,461
Loss on derivative financial instrument	—	35,618
Impairment and closure charges	69,500	55
(Gain) loss on extinguishment of debt	(2,434)	2,223
Deferred income taxes	(48,585)	(15,690)
Stock-based compensation expense	10,237	3,820
Tax benefit from stock-based compensation	1,463	2,991
Excess tax benefit from stock options exercised	(315)	(2,689)
Gain on disposition of assets	(440)	(98)
Changes in operating assets and liabilities
Receivables	35,858	961
Inventories	149	74
Prepaid expenses	9,552	(1,193)
Accounts payable	(36,768)	(6,718)
Accrued employee compensation and benefits	(4,748)	(1,008)
Deferred revenues	(37,202)	—
Other accrued expenses	(240)	2,480
Other	105	(4,803)
Cash flows provided by operating activities	61,276	46,311
Cash flows from investing activities
Additions to property and equipment	(26,951)	(2,246)
(Additions) reductions to long-term receivables	(555)	611
Payment of accrued acquisition costs	(10,247)	(6,512)
Collateral released by captive insurance subsidiary	4,042	—
Proceeds from sale of property and equipment	40,158	795
Principal receipts from notes and equipment contracts receivable	12,359	12,044
Additions to assets held for sale	(526)	(169)
Other	146	(415)
Cash flows provided by investing activities	18,426	4,108
Cash flows from financing activities
Proceeds from issuance of long-term debt	35,000	208,000
Proceeds from financing obligations	369,991	—
Repayment of long-term debt	(381,236)	(147,206)
Principal payments on capital lease and financing obligations	(6,528)	(3,661)
Dividends paid	(24,243)	(13,044)
Payment of preferred stock issuance costs	(1,500)	—
Purchase of treasury stock, net	—	(77,020)
Reissuance of treasury stock	677	970
Proceeds from stock options exercised	989	8,885
Excess tax benefit from stock options exercised	315	2,689
Payment of accrued debt issuance costs	(48,403)	(14,491)
Prepayment penalties on early debt extinguishment	—	(1,219)
Restricted cash related to securitization	48,542	—
Cash flows used in financing activities	(6,396)	(36,097)
Net change in cash and cash equivalents	73,306	14,322
Cash and cash equivalents at beginning of year	26,838	19,516
Cash and cash equivalents at end of year	$100,144	$33,838
Supplemental disclosures
Interest paid	$133,568	$23,383
Income taxes paid	$33,411	$19,200

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Effective June 2, 2008, IHOP Corp. changed its corporate name to DineEquity, Inc. (the “Company”). The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Basis of Presentation

The Company’s fiscal quarter ends on the Sunday closest to the last day of each quarter. For convenience, all fiscal quarters are reported as ending on March 31, June 30, September 30 and December 31. The third fiscal quarters presented herein ended September 28, 2008 and September 30, 2007, respectively.

On November 29, 2007, the Company completed the acquisition of Applebee’s International, Inc. (“Applebee’s”) pursuant to an agreement and plan of merger entered into by and among the Company, CHLH Corp. and Applebee’s. Upon consummation of the acquisition, Applebee’s became a wholly owned subsidiary of the Company. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. However, the subsidiaries have not guaranteed the obligations of the Company, and the assets of the subsidiaries generally are not available to pay creditors of the Company. Also, the Company has not guaranteed the obligations of the subsidiaries, and the assets of the Company generally are not available to pay creditors of the subsidiaries.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, long-lived assets and goodwill. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year information to conform to the current year presentation. These reclassifications had no effect on the net income or financial position previously reported.

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

3. New Accounting Pronouncements, continued

In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units which are expected to vest be recorded as an increase to additional paid-in capital. The impact of adopting EITF 06-11 in 2008 did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of fiscal 2009 and apply the provisions of this statement for any acquisition after the adoption date. As the statement may only be applied prospectively, the adoption of SFAS 141(R) would impact our consolidated financial statements only if the Company enters into a business combination after the effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date. As SFAS 161 does not change current accounting practice, there will be no impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. While this statement formalizes the sources and hierarchy of U.S. GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place.  This statement will be effective November 17, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

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

A significant portion of the fair value assigned to property and equipment in the preliminary purchase price allocation was related to 511 Applebee’s company-operated restaurants. In the preliminary purchase price allocation, the Company used global assumptions as to rental data and capitalization rates that were applied to the entire portfolio of properties.

4. Business Acquisition, continued

Subsequently, the Company analyzed this information on a store-by-store basis and determined certain fair values from the preliminary purchase price valuation should be revised downwards. Additionally, the data used to estimate the capitalization rate in the preliminary allocation was based in part on industry data, the reporting of which lagged the actual timing by several months. Once data on capitalization rates being utilized in late November 2007 became available, the Company updated the capitalization rate assumptions accordingly. As a result of the review described above, the estimated fair value allocated to property and equipment was revised downward by approximately $146 million in the second fiscal quarter of 2008.

The table below summarizes the three balance sheet items most impacted by the revision to the preliminary purchase price allocation as of November 29, 2007. The impact on all other balance sheet items was not significant.

	Preliminary Purchase Price Allocation	Adjustment	Revised Purchase Price Allocation
	(in thousands)
Property and equipment *	$890,623	$(146,019)	$744,604
Goodwill	719,961	91,132	811,093
Deferred income tax liability (non-current)	(479,453)	50,086	(429,367)

* Including assets reclassified to held for sale subsequent to November 29, 2007

The unaudited pro forma data of the Company for the three-month and nine-month periods ended September 30, 2007 set forth below gives effect to the Applebee’s acquisition as if it had occurred at the beginning of 2007 and includes (1) the amortization of other comprehensive loss resulted from a swap the Company entered into in July 2007 to hedge the interest payments on the securitization transactions which were entered into on November 29, 2007 to finance the acquisition; (2) interest expense (including amortization) related to the securitization transactions that took place during 2007; (3) additional depreciation and amortization expense related to the pro forma stepped-up basis of assets acquired in the acquisition and (4) the tax effect resulting from the pro forma adjustments based on an assumed effective annual tax rate of 39.5%. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the acquisition taken place at the beginning of 2007.

	Three Months Ended September 30,
	2008 actual	2007 pro forma
	(In thousands, except per share amounts)
Total revenues	$391,181	$415,048
Total net loss	$(11,804)	$(25,643)
Total net loss available to common shareholders	$(16,411)	$(30,937)
Pro forma net loss per share
Basic	$(0.98)	$(1.83)
Diluted	$(0.98)	$(1.83)

	Nine Months Ended September 30,
	2008 actual	2007 pro forma
	(In thousands, except per share amounts)
Total revenues	$1,258,103	$1,262,954
Total net loss	$(17,335)	$(26,159)
Total net loss available to common shareholders	$(31,991)	$(42,009)
Pro forma net loss per share
Basic	$(1.91)	$(2.43)
Diluted	$(1.91)	$(2.43)

5. Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. As discussed in Note 9, Financing Obligations, in June 2008 the Company entered into sale-leaseback transactions related to 182 parcels of real estate (land, buildings and improvements). The net book value of the real estate assets exceeded the proceeds received by the Company from the transactions by approximately $40.8 million. Accordingly, an impairment loss of that amount was recorded in the second fiscal quarter of 2008.

As part of the ongoing assessment of the recoverability of its long-lived assets, the Company recorded impairment charges of $28.3 million for the three-month period ended September 30, 2008. Of that amount, $26.8 million related to Applebee’s properties and primarily resulted from a continuing deterioration in credit markets in general and a decline in operating results of Applebee’s company-operated restaurants expected to be franchised in particular geographic areas.  The remainder of the impairment related to an individual underperforming IHOP property.

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

IHOP

The franchise operations segment consists of restaurants operated by IHOP franchisees and area licensees in the United States, one U.S. territory and two countries outside the United States—Canada and Mexico. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, franchise advertising fees and the portion of the franchise fees allocated to IHOP intellectual property. Franchise operations expenses include advertising expense, the cost of proprietary products and pre-opening training expenses and other franchise-related costs.

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

6. Segments, continued

Information on segments is as follows:

	For the Three Months Ended September 30,
	2008
	Applebee’s	IHOP	Total	2007
	(In thousands)
Revenues from External Customers
Franchise operations	$35,750	$51,679	$87,429	$48,782
Company restaurants	262,165	3,754	265,919	4,546
Rental operations	—	32,962	32,962	33,242
Financing operations	—	4,871	4,871	4,785
Total	$297,915	$93,266	$391,181	$91,355
Interest Expense
Company restaurants	$78	$106	$184	$—
Rental operations	—	5,016	5,016	5,134
Financing operations	—	—	—	29
Corporate	41,783	8,707	50,490	3,393
Total	$41,861	$13,829	$55,690	$8,556
Depreciation and amortization
Franchise operations	$2,506	$—	$2,506	$—
Company restaurants	8,357	177	8,534	230
Rental operations	—	2,956	2,956	3,055
Corporate	1,634	1,520	3,154	1,556
Total	$12,497	$4,653	$17,150	$4,841
(Loss) income from continuing operations before income taxes
Franchise operations	$35,105	$28,069	$63,174	$26,304
Company restaurants	29,984	(422)	29,562	(618)
Rental operations	—	8,474	8,474	8,564
Financing operations	—	4,545	4,545	4,327
Corporate	(90,366)	(30,196)	(120,562)	(57,320)
Total	$(25,277)	$10,470	$(14,807)	$(18,743)

	For the Nine Months Ended September 30,
	2008
	Applebee’s	IHOP	Total	2007
	(In thousands)
Revenues from External Customers
Franchise operations	$111,400	$153,384	$264,784	$142,766
Company restaurants	863,058	11,279	874,337	13,155
Rental operations	—	98,495	98,495	99,310
Financing operations	—	20,487	20,487	15,735
Total	$974,458	$283,645	$1,258,103	$270,966
Interest Expense
Company restaurants	$383	$306	$689	$—
Rental operations	—	15,228	15,228	15,663
Financing operations	—	28	28	45
Corporate	126,592	26,106	152,698	8,885
Total	$126,975	$41,668	$168,643	$24,593
Depreciation and amortization
Franchise operations	$7,521	$—	$7,521	$—
Company restaurants	28,218	547	28,765	669
Rental operations	—	8,964	8,964	8,997
Corporate	3,696	4,586	8,282	4,934
Total	$39,435	$14,097	$53,532	$14,600
(Loss) income from continuing operations before income taxes
Franchise operations	$109,759	$85,009	$194,768	$77,698
Company restaurants	103,144	(1,433)	101,711	(1,994)
Rental operations	—	24,737	24,737	25,457
Financing operations	—	14,274	14,274	14,748
Corporate	(273,527)	(91,321)	(364,848)	(96,564)
Total	$(60,624)	$31,266	$(29,358)	$19,345

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

The total unrecognized tax benefits as of September 30, 2008 and December 31, 2007 were $15.2 million and $13.8 million, respectively, excluding interest, penalties and related income tax benefits. Of the $15.2 million, $3.4 million excluding related tax benefits would be included in the effective tax rate if recognized prior to adoption of SFAS No. 141(R). The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $0.4 million related to the settlement with taxing authorities and the lapse of the statute of limitations.

As of September 30, 2008, the accrued interest and penalties were $7.2 million and $2.6 million, respectively, excluding any related income tax benefits. As of December 31, 2007, the accrued interest and penalties were $8.0 million and $2.6 million, respectively, excluding any related income tax benefits. The decrease of $0.8 million of accrued interest is primarily related to the release of reserves, which was partially offset by the accrual of interest during the nine months ended September 30, 2008. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Operations.

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

The effective tax rate for the benefit recognized was 20.9% and 42.0% for the three-month and nine-month periods ended September 30, 2008, respectively. The effective tax rate for the benefit recognized is lower than the federal statutory rate of 35% for the three-month period ended September 30, 2008 primarily due to the non-deductibility for tax purposes of certain impairment charges recognized in the period. The effective tax rate for the benefit recognized is higher than the federal statutory rate of 35% for the nine-month period ended September 30, 2008 primarily due to tax credits, partially offset by state income taxes and the non-deductibility for tax purposes of certain impairment charges recognized in the period. The tax credits are mainly FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

8. Long-term Debt

Long-term debt consists of the following components:

	September 30, 2008 (unaudited)	December 31, 2007
	(In thousands)
Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes due December 2037, at a fixed interest rate of 7.2836%	$—	$350,000
Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.1767% (inclusive of an insurance premium of 0.75%)	650,841	675,000
Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.0588%	649,394	650,000
Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037, at a fixed rate of 8.4044%	119,000	119,000
Series 2007-1 Class A-1 Variable Funding Senior Notes, final maturity date December 2037, at a rate of 5.15% and 8.0% as of September 30, 2008 and December 31, 2007, respectively	100,000	75,000
Series 2007-1 Fixed Rate Notes due March 2037, at a fixed rate of 5.744% (inclusive of an insurance premium of 0.60%)	175,000	175,000
Series 2007-2 Variable Funding Notes, final maturity date March 2037, at a rate of 2.74% and 5.6% as of September 30, 2008 and December 31, 2007, respectively	15,000	15,000
Series 2007-3 Fixed Rate Term Notes due December 2037, at a fixed rate of 7.0588%	245,000	245,000
Discount on Fixed Rate Notes	(33,446)	(40,113)
Total debt	1,920,789	2,263,887
Less current maturities	—	—
Long-term debt	$1,920,789	$2,263,887

For a complete description of the respective instruments, refer to Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In August 2008, the Company retired certain Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037 with a face amount of $23.5 million for a cash payment of $20.0 million. The transaction resulted in a gain of $2.4 million after the write-off of the discount and deferred financing costs related to the debt retired.

In October 2008, the Company retired certain Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037 with a face amount of $35.2 million for a cash payment of $20.0 million. The Company expects to recognize a gain on extinguishment of debt of approximately $13.6 million after the write-off of the discount and deferred financing costs related to the debt retired (See Note 15, Subsequent Events).

9. Financing Obligations

On May 19, 2008, the Company entered into a Purchase and Sale Agreement relating to the sale and leaseback of 181 parcels of real property (the “Sale-Leaseback Transaction”), each of which is improved with a restaurant operating as an Applebee’s Neighborhood Grill and Bar (the “Property(ies)”). On June 13, 2008, the closing date of the Sale-Leaseback Transaction, the Company entered into a Master Land and Building Lease (“Master Lease”) for the Properties. The proceeds received from the transaction were $337.2 million. The Master Lease calls for an initial term of twenty years and four five-year options to extend the term.

The Company has an ongoing obligation related to any Property until such time as the lease related to that Property is assigned to a qualified franchisee in a transaction meeting certain parameters set forth in the Master Lease. Due to this continuing involvement, the transaction was recorded under the financing method in accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11, (“SFAS 98”) and SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”).

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

In July 2008, the Company entered into a sale-leaseback transaction with respect to its support center in Lenexa, Kansas. In connection with this transaction, the Company received approximately $39 million in proceeds. The initial term of the leaseback agreement is 15 years. As the Company expects to have continuing involvement in the form of future subleasing of a substantial portion of the support center, the transaction was recorded under the financing method in accordance with SFAS No. 98 as described above.

During the third fiscal quarter of 2008, the lease obligation related to one Property was assigned to a qualified franchisee. In accordance with the accounting described above, the transaction related to this property was recorded as a sale with property and equipment and financing obligations each reduced by $1.9 million.

As of September 30, 2008, $8.4 million was included in other accrued expenses as the current portion of financing obligations and $363.6 million was reported as long-term financing obligations in the Consolidated Balance Sheet.

As of September 30, 2008, future minimum lease payments during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In thousands)
Remainder of 2008	$8,671
2009	35,329
2010	35,700
2011	36,072
2012	36,127
2013	36,182
Thereafter	507,372
Total	$695,453

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

10. Stock-Based Compensation, continued

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Total Stock-Based Compensation:
Pre-tax compensation expense	$3,181	$1,575	$10,237	$3,820
Tax provision (benefit)	174	(599)	(4,300)	(1,090)
Total stock-based compensation expense, net of tax	$3,355	$976	$5,937	$2,730

As of September 30, 2008, $21.7 million and $7.3 million (including estimated forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of approximately 1.97 years for restricted stock and 2.5 years for stock options.

The estimated fair values of the options granted year-to-date in 2008 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the 2008 Black-Scholes model:

Risk-free interest rate	2.88%
Weighted average volatility	75.82%
Dividend yield	2.90%
Expected years until exercise	4.90
Forfeitures	6.72%
Weighted average fair value of options granted	$19.08

Option activity under the Company’s stock option plan as of September 30, 2008, and changes during the nine months ended September 30, 2008, were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	541,756	$36.41
Granted	533,500	$36.69
Exercised	(41,500)	$23.82
Forfeited	(55,383)	$42.70
Outstanding at September 30, 2008	978,373	$36.74	6.98	$43,820
Vested at September 30, 2008 and Expected to Vest	914,867	$36.76	6.81	$43,820
Exercisable at September 30, 2008	486,313	$37.01	4.44	$43,820

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock and the number of in-the-money options.

A summary of restricted stock activity for the nine months ended September 30, 2008 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	435,290	$52.91
Granted	379,335	$40.20
Released	(50,675)	$55.04
Forfeited	(63,170)	$45.61
Nonvested at September 30, 2008	700,780	$46.53

11. Other Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net (loss) income	$(11,804)	$(11,616)	$(17,335)	$13,827
Other comprehensive income
Interest rate swap	1,997	(21,408)	5,676	(21,275)
Temporary decline in available-for-sale securities	—	—	(294)	—
Total comprehensive loss	$(9,807)	$(33,024)	$(11,953)	$(7,448)

The amount of income tax benefit allocated to the interest rate swap was $2.4 million and $6.1 million for the nine months ended September 30, 2008 and 2007, respectively. The amount of income tax benefit allocated to the temporary decline in securities was $0.1 million for the nine months ended September 30, 2008.

12. Assets Held for Sale

The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. At December 31, 2007, assets held for sale comprised primarily the old corporate headquarters of Applebee’s, Applebee’s corporate aircraft, and Applebee’s company-operated restaurants in California and Nevada expected to be refranchised.

In January 2008, the Company sold the old corporate headquarters for $9.0 million, net of commissions, and the corporate aircraft for approximately $2.8 million.

Certain purchase price fair values allocated to property and equipment as of November 29, 2007, were revised downward. As a result, assets held for sale were reduced by $11.2 million. Additionally, as the result of continuing deterioration in the credit markets in general and a decline in operating results of Applebee’s company-operated restaurants expected to be franchised in particular geographic areas, an impairment was recognized on assets held for sale of $4.0 million.

During 2008, four parcels of land held for future restaurant development and three company-owned restaurants in the Delaware market were reclassified as assets held for sale. Additionally, one company-owned restaurant was reclassified out of assets held for sale after a determination was made the Company had continuing involvement with the property.

The sales of the restaurants in California and Delaware were completed the third fiscal quarter of 2008.  The Company received proceeds of approximately $29.2 million from these transactions.

At September 30, 2008, assets held for sale comprised primarily company-operated restaurants in Nevada expected to be refranchised and four parcels of land held for future restaurant development.

The following table summarizes the changes in the balance of assets held for sale during 2008:

(in millions)
Balance December 31, 2007	$60.3
Purchase price valuation adjustments	(11.2)
Impairment charges	(4.0)
Assets sold	(34.4)
Assets reclassified to held for sale	3.3
Assets reclassified from held for sale	(2.5)
Other	0.6
Balance September 30, 2008	$12.1

13. Net (Loss) Income Per Share

The computation of the Company’s basic and diluted net (loss) income per share is as follows:

	Three Months Ended September 30,
	2008	2007
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net loss	$(11,804)	$(11,616)
Less: Series A preferred stock dividends	(4,750)	—
Less: Accretion of Series B preferred stock *	(544)	—
Less: Net loss allocated to unvested participating restricted stock	687	—
Net loss available to common stockholders— basic	$(16,411)	$(11,616)
Denominator:
Weighted average outstanding shares of common stock	16,786	16,935
Dilutive effect of:
Common stock equivalents *	—	—
Common stock and common stock equivalents	16,786	16,935
Net loss per common share:
Basic	$(0.98)	$(0.69)
Diluted	$(0.98)	$(0.69)

	Nine Months Ended September 30,
	2008	2007
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net (loss) income	$(17,335)	$13,827
Less: Series A preferred stock dividends	(14,250)	—
Less: Accretion of Series B preferred stock*	(1,600)	—
Less: Net loss allocated to unvested participating restricted stock	1,194	—
Net (loss) income available to common stockholders — basic	$(31,991)	$13,827
Denominator:
Weighted average outstanding shares of common stock	16,752	17,310
Dilutive effect of:
Common stock equivalents *	—	41
Common stock and common stock equivalents	16,752	17,351
Net (loss) income per common share:
Basic	$(1.91)	$0.80
Diluted	$(1.91)	$0.80

*        The effects of adding shares from the assumed conversion of Series B Convertible Preferred stock to the denominator, the related add-back of the dividends on Series B Convertible Preferred stock to the numerator and the effect of adding stock option equivalents and restricted stock to the denominator are anti-dilutive for the three months and nine months ended September 30, 2008 and the three months ended September 30, 2007.

14. Commitments and Contingencies

In addition to those matters that are described in previous reports, the Company is subject to various lawsuits, claims and governmental inspections or audits arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. In the opinion of management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such a nature or involve amounts that would not have a material adverse impact on the Company’s business or consolidated financial statements.

15. Subsequent Events

On October 9, 2008, the Company closed the sale of 15 company-operated Applebee’s restaurants in Nevada and received after-tax proceeds of approximately $7.8 million.

On October 27, 2008, the Company announced it had entered into asset purchase agreements for the sale of 66 company-operated Applebee’s restaurants located in Houston and Dallas, Texas and Albuquerque, New Mexico. The agreements for the sale of these restaurants do not contain financing contingencies, but are subject to regulatory processes related to liquor license transfer and other customary closing conditions.  Both Texas transactions are expected to close in the fourth quarter 2008, with the New Mexico transaction expected to close early in the first quarter 2009.

In October 2008, the Company retired certain Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037 with a face amount of $35.2 million for a cash payment of $20.0 million. The Company expects to recognize a gain on extinguishment of debt of approximately $13.6 million after the write-off of the discount and deferred financing costs related to the debt retired.

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

Overview

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Except where the context indicates otherwise, the words “we,” “us,” “our” and the “Company” refer to DineEquity, Inc., together with its subsidiaries that are consolidated in accordance with U.S. GAAP.

Effective June 2, 2008, IHOP Corp. changed its corporate name to DineEquity, Inc. The Company was incorporated under the laws of the State of Delaware in 1976. We own and operate two restaurant concepts in the casual dining and family dining niches: Applebee’s Neighborhood Grill and Bar®, or Applebee’s, and International House of Pancakes, or IHOP. The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter the Company’s predecessor began developing and franchising additional restaurants. In November 2007, the Company completed the acquisition of Applebee’s International, Inc. (“Applebee’s”), which became a wholly owned subsidiary of the Company. References herein to Applebee’s and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees or the Company. Retail sales at restaurants that are owned by franchises and area licensees are not attributable to the Company. With more than 3,300 franchised or owned-and-operated restaurants combined, we are one of the largest full-service restaurant companies in the world.

Restaurant Concepts

Applebee’s

We franchise and operate restaurants in the bar and grill segment of the casual dining industry under the name “Applebee’s Neighborhood Grill & Bar®.” With 1,997 system-wide restaurants as of September 30, 2008, Applebee’s Neighborhood Grill & Bar is one of the largest casual dining concepts in the world, in terms of number of restaurants and market share.

Generally, Applebee’s franchise arrangements consist of a development agreement plus a separate franchise agreement for each franchised restaurant. Development agreements grant the exclusive right to develop restaurants in a designated geographic area over a specified period of time. The term of a domestic development agreement is generally 20 years. The development agreements provide for an initial development schedule of one to five years, as agreed upon by the Company and the franchisee. After the initial development schedule, the Company and the franchisee generally execute supplemental development schedules as provided in the development agreement.

The franchisee enters into a separate franchise agreement for the operation of each Applebee’s restaurant. Our standard franchise agreement has a term of 20 years and permits renewal for up to an additional 20 years upon payment of an additional franchise fee. Our standard franchise arrangement calls for an initial franchisee fee of $35,000 and a royalty fee equal to 4% of the restaurant’s monthly net sales. We have agreements with a majority of our franchisees for Applebee’s restaurants opened before January 1, 2000, which provide for a royalty rate of 4% and extend the initial term of the franchise agreements until 2020. The terms, royalties and advertising fees under a limited number of franchise agreements and other franchise fees under older development agreements vary from the currently offered arrangements.

We currently require domestic franchisees of Applebee’s restaurants to contribute 2.75% of their gross sales to a national advertising fund and to spend at least 1% of their gross sales on local marketing and promotional activities. Under most Applebee’s franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales.

We are pursuing a strategy which contemplates transitioning from our current 76% franchised system to an approximately 98% franchised system. Since November 29, 2007 we have franchised 44 company-owned restaurants in the California, Nevada and Delaware markets and we have agreements to franchise an additional 66 company-owned restaurants. This heavily franchised business model is expected to demand less capital, generate higher margins, and reduce the volatility of cash flow performance over time. Additionally, we sold 182 of our fee-owned Applebee’s properties (approximately 91% of our total fee-owned locations) through sale-leaseback transactions in June 2008 and we completed the sale-leaseback of our Lenexa restaurant support center in July 2008.

The following table summarizes Applebee’s franchisee restaurant development commitments for 2008 and 2009 since the Applebee’s development agreements generally provide for a series of two-year development commitments after the initial development period.

	Opened through	Scheduled Opening of Restaurants by Year
	September 30, 2008	Balance of 2008	2009
Domestic development commitments	23	5	26
International development commitments	11	10	24
	34	15	50

We have amended development agreements with a small number of franchisees due to changes in market conditions and concerns about possible new unit performance in specific markets.  In addition, for a portion of the year we allowed certain franchisees to delay building restaurants while the Company evaluated the approval of a new prototype restaurant design.

IHOP

Under our current business model which was adopted in January 2003, a potential franchisee first enters into a single store development agreement or a multi-store development agreement and, upon completion of a prescribed approval procedure, is primarily responsible for the initial development and financing of the new IHOP franchised restaurant. In general, we do not provide any financing with respect to the franchise fee or otherwise. The franchisee uses its own capital and financial resources along with third party financial sources to purchase or lease a site, build and equip the business and fund working capital needs.

The cash received from a typical franchise development arrangement includes (a) (i) a location fee equal to $15,000 upon execution of a single store development agreement or (ii) a development fee equal to $20,000 for each IHOP restaurant that the franchisee contracts to develop upon execution of a multi-store development agreement; (b) a franchise fee equal to (i) $50,000 (against which the $15,000 location fee will be credited) for a restaurant developed under a single store development agreement or (ii) $40,000 (against which the $20,000 development fee will be credited) for each restaurant developed under a multi-store development agreement, in each case paid upon execution of the franchise agreement; (c) franchise royalties equal to 4.5% of weekly gross sales; (d) revenue from the sale of pancake and waffle dry-mixes; and (e) franchise advertising fees. The franchise advertising fees are comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales, which is usually collected by us and then used to cover the cost of local media purchases and other local advertising expenses incurred by a local advertising cooperative, and (ii) a national advertising fee equal to 1.0% of weekly gross sales. Area licensees are required to pay lesser amounts toward advertising. As approved by our franchisees, in 2007 and 2008 a portion of the local advertising contribution has been reallocated to the national advertising fund allowing us to advertise on a national basis in order to reach our target audience more frequently and more cost effectively.

IHOP franchised restaurants established prior to 2004 under our old business model (the “Old Business Model”) were usually developed by the Company, and required our substantial involvement in all aspects of the development and financing of the restaurants. In particular, under the Old Business Model, we identified the site for a new IHOP restaurant, purchased or leased the site from a third party, built and equipped the restaurant and then franchised it to the franchisee. In addition, IHOP typically financed approximately 80% of the franchise fee over five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period.

The cash received from a typical franchise arrangement under the Old Business Model included: (a) the franchise fee, a portion of which (typically 20%) was paid upon execution of the franchise agreement; (b) interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes; (c) franchise royalties typically equal to 4.5% of weekly gross sales; (d) income from the subleasing of the leased real property under a franchisee sublease and income from the leasing of the owned real property under the related leases to franchisees; (e) income from the leasing of equipment under an equipment lease; (f) revenue from the sale of pancake and waffle dry-mixes; and (g) franchise advertising fees. The franchise advertising fees are comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales under the franchise agreement, which was usually collected by us and then used to cover the cost of local media purchases and other local advertising expenses incurred by a local advertising cooperative, and (ii) a national advertising fee equal to 1.0% of weekly gross sales under the franchise agreement. As approved by our franchisees, in 2007 and 2008 a portion of the local advertising contribution has been reallocated to the national advertising fund allowing us to advertise on a national basis in order to reach our target audience more frequently and more cost effectively. In a few cases, with respect to the reacquired restaurants or otherwise, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for a period of time in order to assist them in either establishing or reinvigorating their business.

The following table summarizes IHOP signed restaurant development commitments including options as of September 30, 2008:

	Number of Signed	Scheduled Opening of Restaurants
	Agreements at 9/30/08	Remainder of 2008	2009	2010	2011 and thereafter	Total
Single-store development agreements	11	5	5	1	—	11
Multi-store development agreements	91	38	69	52	202	361
International territorial agreements	7	4	5	6	49	64
	109	47	79	59	251	436

The actual number of scheduled openings in any period may differ from the number of signed commitments following the conclusion of negotiations with franchisees regarding possible modifications to their development obligations. The Company expects franchisees to open from 20 to 25 IHOP restaurants in the fourth quarter of 2008.

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

IHOP

The franchise operations segment consists of restaurants operated by IHOP franchisees and area licensees in the United States, one U.S. territory and two countries outside the United States—Canada and Mexico. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, franchise advertising fees and the portion of the franchise fees allocated to IHOP intellectual property. Franchise operations expenses include advertising expenses, the cost of proprietary products and pre-opening training expenses and other franchise-related costs.

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

Recent developments with respect to several key strategies for Applebee’s include:

Franchise Company-Operated Restaurants and Sell Owned Real Estate

•                We have franchised 44 restaurants in the California, Nevada and Delaware markets and have agreements to franchise 66 additional restaurants, exceeding our goal to franchise 100 company-operated Applebee’s restaurants in fiscal 2008.

•                In June 2008, we completed sale-leaseback transactions for 182, or 91%, of our fee-owned, company-operated restaurants as discussed in Note 9 of Notes to Consolidated Financial Statements.

•                In July 2008, we completed the sale-leaseback of our restaurant support headquarters in Lenexa, Kansas.

Re-energize the Applebee’s Brand

•                  In March 2008, we introduced a new Applebee’s advertising campaign—“It’s a Whole New Neighborhood.” Our message in the ads clearly focuses on classic Grill & Bar food in a way that is unique to Applebee’s.

•                  During the first quarter of 2008, we also solidified new brand positioning for Applebee’s, refined our customer targets, introduced our new menu strategy, and finalized our marketing approach through 2009.

•                  We plan on promoting value offerings for the balance of 2008 to compete more effectively and to drive improved traffic performance.

Improve Restaurant Operations

•                  Our strategy to improve operations execution at Applebee’s restaurants system-wide has begun. An operations rating system has been developed and will be implemented in the fourth quarter of 2008.

Strengthen Company Restaurant Profitability

•                  We have implemented several initiatives to increase restaurant profitability including improved labor rate controls, a change in vacation policy, menu simplification, price increases, and detailed review of complimentary meals and discounts in our restaurants. While operating margins have been favorably impacted by these initiatives, the improvement has been partially offset by reduced guest traffic, and higher commodity and utilities costs.  We expect to see further improvement with our restaurant sales and operating margins in the last quarter of 2008 as we deploy new value-oriented strategies, we continue to improve hourly labor productivity, we reduce hourly benefits, we continue our focus on managing controllable spending and as utility costs are operated to moderate.

Restaurant Data

The following table sets forth, for the three-month and nine-month periods ended September 30 of the current year and prior year, the number of effective restaurants in the IHOP system and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations. Pro forma information on Applebee’s restaurant data and restaurant development and franchising activity is presented in the section entitled “Pro Forma Comparison of Three Months and Nine Months ended September 30, 2008 with Three Months and Nine Months ended September 30, 2007 —Applebee’s” herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,190	1,151	1,183	1,139
Company	10	12	10	12
Area license	157	158	157	159
Total	1,357	1,321	1,350	1,310
System-wide(b)
Sales percentage change(c)	3.8%	7.2%	6.1%	6.6%
Same-store sales percentage change(d)	0.2%	2.0%	2.2%	1.8%
Franchise(b)
Sales percentage change(c)	4.3%	7.3%	6.7%	6.7%
Same-store sales percentage change(d)	0.3%	2.0%	2.2%	1.8%
Company
Sales percentage change(c)	(17.4)%	30.2%	(14.3)%	36.3%
Area License(b)
Sales percentage change(c)	0.7%	3.9%	2.1%	4.3%

(a)             “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes IHOP restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)            “System-wide sales” are retail sales at IHOP restaurants operated by franchisees, area licensees and the Company, as reported to the Company. Franchise restaurant sales were $547.7 million and $1,638.1 million for the third quarter and first nine months ended September 30, 2008, respectively, and sales at area license restaurants were $52.0 million and $163.3 million for the third quarter and first nine months ended September 30, 2008, respectively.  Franchise restaurant sales were $525.2 million and $1,535.0 million for the third quarter and first nine months ended September 30, 2007, respectively, and sales at area license restaurants were $51.6 million and $159.9 million for the third quarter and first nine months ended September 30, 2007, respectively. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

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

The following table summarizes our restaurant development and franchising activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,361	1,319	1,344	1,302
New openings
Company-developed	—	—	—	—
Domestic franchisee-developed	17	14	41	35
International franchisee-developed	1	—	2	2
Area license	1	—	2	—
Total new openings	19	14	45	37
Closings
Company and domestic franchise	(5)	(2)	(11)	(7)
International franchise	—	—	(1)	—
Area license	—	(3)	(2)	(4)
End of period	1,375	1,328	1,375	1,328
Summary-end of period
Franchise	1,205	1,161	1,205	1,161
Company	13	11	13	11
Area license	157	156	157	156
Total	1,375	1,328	1,375	1,328
IHOP Restaurant Franchising Activity
Company-developed	—	—	—	—
Franchisee-developed	17	14	41	35
International franchisee-developed	1	—	2	2
Rehabilitated and refranchised	1	2	10	4
Total restaurants franchised	19	16	53	41
Reacquired by the Company	(4)	—	(13)	(6)
Closed	(5)	(2)	(11)	(6)
Net addition	10	14	29	29

Comparison of the Three Months and Nine Months ended September 30, 2008 and 2007

Overview

Our results for the three-month and nine-month periods ended September 30, 2008 were significantly impacted by the amount of interest expense on $2.3 billion of funded debt incurred during fiscal 2007, impairment charges, a loss on a derivative financial instrument in 2007 that did not recur and the impact on both segment profit and general and administrative expenses of the consolidation of Applebee’s results of operations (see “Pro Forma Comparison of Three Months and Nine Months ended September 30, 2008 with Three Months and Nine Months ended September 30, 2007 —Applebee’s”).

	Three Months Ended September 30,
	2008	2007	Variance
	(In thousands)
Revenues
Applebee’s	$297,915	$—	$297,915
IHOP	93,266	91,355	1,911
Total revenues	391,181	91,355	299,826
Cost of revenues
Applebee’s	232,825	—	(232,825)
IHOP	52,600	52,778	178
Total cost of revenues	285,425	52,778	(232,647)
Segment Profit
Applebee’s	65,090	—	65,090
IHOP	40,666	38,577	2,089
Total segment profit	105,756	38,577	67,179
General and administrative expenses	41,788	17,842	(23,946)
Interest expense	50,490	3,393	(47,097)
Impairment and closure charges	28,345	—	(28,345)
Loss on derivative financial instrument	—	35,618	35,618
Amortization of intangible assets	3,077	—	(3,077)
Other (income) expense	(703)	467	1,170
(Gain) loss on extinguishment of debt	(2,434)	—	2,434
Loss from continuing operations before income taxes	$(14,807)	$(18,743)	$3,936

	Nine Months Ended September 30,
	2008	2007	Variance
	(In thousands)
Revenues
Applebee’s	$974,458	$—	$974,458
IHOP	283,645	270,966	12,679
Total revenues	1,258,103	270,966	987,137
Cost of revenues
Applebee’s	761,554	—	(761,554)
IHOP	161,058	155,057	(6,001)
Total cost of revenues	922,612	155,057	(767,555)
Segment Profit
Applebee’s	212,904	—	212,904
IHOP	122,587	115,909	6,678
Total segment profit	335,491	115,909	219,582
General and administrative expenses	138,592	48,066	(90,526)
Interest expense	152,698	8,885	(143,813)
Impairment and closure charges	69,500	55	(69,445)
Loss on derivative financial instrument	—	35,618	35,618
Amortization of intangible assets	9,056	—	(9,056)
Other (income) expense	(2,563)	1,717	4,280
(Gain) loss on extinguishment of debt	(2,434)	2,223	4,657
(Loss) income from continuing operations before income taxes	$(29,358)	$19,345	$(48,703)

Key components of changes in our financial results for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007 included:

•                  Revenues for the third quarter increased $299.8 million, comprising the addition of $297.9 million from Applebee’s operations and an increase of $1.9 million, or 2.1%, at IHOP. Year-to-date revenues increased $987.1 million, comprising the addition of $974.4 million from Applebee’s operations and an increase of $12.7 million, or 4.7%, at IHOP.

•                  Segment profit for the third quarter increased $67.2 million, consisting of $65.1 million from the acquisition of Applebee’s, along with a $2.1 million, or 5.4%, improvement at IHOP. Year-to-date segment profit increased $219.6 million, consisting of $212.9 million from the acquisition of Applebee’s, along with a $6.7 million, or 5.8%, improvement at IHOP.

•                  Consolidated interest expense increased by $47.1 million and $143.8 million for the three-month and nine-month periods, respectively, ended September 30, 2008 compared to the same periods of the prior year. The increases related primarily to interest on acquisition-related debt.

•               Consolidated pre-tax loss decreased by $3.9 million for the three-month period ended September 30, 2008 compared to the same period of the prior year. While the increase in segment profit was offset by increases in interest expense, general and administrative expenses and impairment losses, the loss on derivative instrument of $35.6 million recognized in the third quarter of 2007 did not recur. Consolidated pre-tax income decreased by $48.7 million for the nine-month period ended September 30, 2008 compared to the same period of the prior year, as the increase in segment profit was more than offset by increases in interest expense, general and administrative expenses and impairment charges. The increase in expenses was only partially offset by the favorable impact of the loss on derivative instrument of $35.6 million recognized in the third quarter of 2007 that did not recur.

Franchise Operations

	Three Months Ended September 30,
	2008	2007	Variance
	(In thousands)
Franchise Revenues
Applebee’s	$35,750	$—	$35,750
IHOP	51,679	48,782	2,897
Total franchise revenues	87,429	48,782	38,647
Cost of revenues
Applebee’s	645	—	(645)
IHOP	23,610	22,478	(1,132)
Total cost of revenues	24,255	22,478	(1,777)
Franchise Segment Profit
Applebee’s	35,105	—	35,105
IHOP	28,069	26,304	1,765
Total franchise segment profit	$63,174	$26,304	$36,870

	Nine Months Ended September 30,
	2008	2007	Variance
	(In thousands)
Franchise Revenues
Applebee’s	$111,400	$—	$111,400
IHOP	153,384	142,766	10,618
Total franchise revenues	264,784	142,766	122,018
Cost of revenues
Applebee’s	1,641	—	(1,641)
IHOP	68,375	65,068	(3,307)
Total cost of revenues	70,016	65,068	(4,948)
Franchise Segment Profit
Applebee’s	109,759	—	109,759
IHOP	85,009	77,698	7,311
Total franchise segment profit	$194,768	$77,698	$117,070

Consolidated franchise revenues grew by 79.2% and 85.5%, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of the prior year. Consolidated franchise revenues primarily grew due to the Applebee’s acquisition (see “Pro Forma Comparison of Three Months and Nine Months ended September 30, 2008 with Three Months and Nine Months ended September 30, 2007 —Applebee’s”). In addition, IHOP franchise revenues increased $2.9 million, or 5.9%, and $10.6 million, or 7.4%, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of the prior year.  The increase in IHOP franchise revenues was primarily due to a 4.3% increase in IHOP franchise restaurant sales in the third quarter of 2008 compared to the same period of 2007 and a 6.8% increase for the first nine months of 2008 compared to the same period of 2007.  These increases were primarily attributable to the following:

•                  effective IHOP franchise restaurants increased by 39 restaurants (3.4%) and 44 restaurants (3.9%), respectively, in the third quarter and first nine months of 2008 compared with the same periods in 2007; and

•                  same-store sales for IHOP franchise restaurants increased by 0.3% and 2.2%, respectively, in the third quarter and first nine months of 2008. The increases for both periods reflected a higher average guest check partially offset by negative guest traffic growth.

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

Consolidated franchise operations profit, which is franchise revenues less franchise expenses, increased by $36.9 million and $117.1 million, respectively, comparing the three-month and nine-month periods ended September 30, 2008 with the same periods of the prior year, of which $35.1 million and $109.8 million, respectively, were due to the Applebee’s acquisition (see “Pro Forma Comparison of Three Months and Nine Months ended September 30, 2008 with Three Months and Nine Months ended September 30, 2007 —Applebee’s “).

IHOP franchise operations profit increased by $1.8 million in the third quarter of 2008 compared to the same period in 2007. This increase was due primarily to the $2.9 million increase in revenue discussed above, partially offset by higher franchise expenses, which increased $1.1 million, resulting in a 0.4% improvement in margin (as a percentage of sales). IHOP franchise operations profit increased by $7.3 million in the first nine months of 2008 compared to the same period in 2007. This increase was due primarily to the $10.6 million increase in revenue discussed above, partially offset by higher franchise expenses, which increased $3.3 million, resulting in a 1.0% improvement in margin (as a percentage of sales). The improvement in margin in both periods was due primarily to lower bad debt expenses.

Company Restaurant Operations

	Three Months Ended September 30,
	2008	2007	Variance
	(In thousands)
Company Restaurant Sales
Applebee’s	$262,165	$—	$262,165
IHOP	3,754	4,546	(792)
Total company restaurant sales	265,919	4,546	261,373
Cost of revenues
Applebee’s	232,181	—	(232,181)
IHOP	4,176	5,164	988
Total cost of revenues	236,357	5,164	(231,193)
Company Restaurant Segment Profit (Loss)
Applebee’s	29,984	—	29,984
IHOP	(422)	(618)	196
Total company restaurant segment profit (loss)	$29,562	$(618)	$30,180

	Nine Months Ended September 30,
	2008	2007	Variance
	(In thousands)
Company Restaurant Sales
Applebee’s	$863,058	$—	$863,058
IHOP	11,279	13,155	(1,876)
Total company restaurant sales	874,337	13,155	861,182
Cost of revenues
Applebee’s	759,914	—	(759,914)
IHOP	12,712	15,149	2,437
Total cost of revenues	772,626	15,149	(757,477)
Company Restaurant Segment Profit (Loss)
Applebee’s	103,144	—	103,144
IHOP	(1,433)	(1,994)	561
Total company restaurant segment profit (loss)	$101,711	$(1,994)	$103,705

Total company restaurant sales increased by $261.4 million and $861.2 million, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of the prior year.  The increase in total company restaurant sales was primarily due to the Applebee’s acquisition (see “Pro Forma Comparison of Three Months and Nine Months ended September 30, 2008 with Three Months and Nine Months ended September 30, 2007 —Applebee’s”). Company restaurant expenses increased by $231.2 million and $757.5 million, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of the prior year.  These increases were due exclusively to Applebee’s, which represented $232.2 million and $759.9 million of the increases in the respective periods.

Company restaurant operations losses for IHOP company restaurants were $0.4 million and $1.4 million for the third quarter and first nine months of 2008, respectively, which was a slight improvement over losses of $0.6 million and $2.0 million in the same respective periods of 2007. This improvement was primarily due to lower salary and benefits costs.

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

Rental operations revenues decreased by $0.3 million and $0.8 million, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of the prior year.  Rental operations profit, which is rental revenues less rental expenses, decreased by $0.1 million and $0.7 million for the three-month and nine-month periods, respectively, ended September 30, 2008 compared to the same periods of the prior year due primarily to terminated subleases on restaurants reacquired.

Financing Operations

All of our financing operations relate to IHOP restaurants; there are currently no Applebee’s financing operations. Financing revenues increased by $0.1 million and $4.8 million, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of the prior year.  Revenues from sales of franchises and equipment increased by $0.4 million in the third quarter of 2008. This increase was essentially offset by a decrease of $0.3 million in franchise and equipment note interest due to the ongoing reduction in franchise fee note balances. For the first nine months of 2008, revenues from sales of franchises and equipment increased by $5.9 million due to the refranchising of 14 restaurants in the 2008 period compared to the refranchising of four restaurants in the same period in 2007, partially offset by a decrease of $1.1 million in franchise and equipment note interest due to the ongoing reduction in franchise fee note balances.

Financing expenses decreased by $0.1 million and increased by $5.2 million, respectively, in the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007. The increase during the nine-month period ended September 30, 2008 was primarily due to expenses associated with a higher number of refranchised restaurants in the

2008 period compared to 2007, as noted above.  Financing operations profit increased by $0.2 million in the third quarter of 2008 compared with the same period in 2007.  Financing operations profit decreased by $0.5 million for the first nine months of 2008 compared with the same period of 2007 as gains on refranchising were more than offset by the decline in note interest.

General and Administrative Expenses

General and administrative expenses increased by $23.9 million for the three-month period ended September 30, 2008 compared to the same period of the prior year.  Of this amount, $22.3 million was associated with general and administrative expenses recorded at Applebee’s; the remainder of the increase primarily was due to increased professional and consulting services of $1.9 million, primarily related to the ongoing integration of Applebee’s.

General and administrative expenses increased by $90.5 million for the nine-month period ended September 30, 2008 compared to the same period of the prior year.  Of this amount, $76.1 million was associated with general and administrative expenses recorded at Applebee’s; the remainder of the increase primarily was due to litigation settlements of $4.7 million, higher compensation expenses of $2.0 million, primarily related to the issuance of restricted stock and stock options, and increased professional and consulting services of $5.5 million, primarily related to the ongoing integration of Applebee’s.

Interest Expense

Interest expense increased by $47.1 million and $143.8 million, for the three-month and nine-month periods ended September 30, 2008, respectively, compared to the same periods of the prior year. The increases were primarily due to Applebee’s acquisition-related debt.

Impairment and Closure Charges

Impairment and closure charges were $28.3 million and $69.5 million, respectively, for the three-month and nine- month periods ended September 30, 2008.

In June 2008, the Company entered into sale-leaseback transactions relating to 182 parcels of real estate comprising land, buildings and improvements. The net book value of the real estate exceeded the proceeds received by $40.8 million. All of the parcels involved in the transactions had been acquired in the November 29, 2007 acquisition of Applebee’s and their estimated fair value was assigned as part of the purchase price allocation as of that date. The Company evaluated events subsequent to November 29, 2007 and noted a deterioration in both the domestic real estate and credit markets between the date of the purchase price allocation and the June 2008 closing date of the sale-leaseback transactions. In the absence of objective evidence to the contrary, the Company concluded that the estimated fair value of the real estate determined in the purchase price allocation had been reasonable and the decline in value related primarily to market events subsequent to the acquisition date necessitating an impairment charge as opposed to an adjustment to the allocated purchase price.

As part of the ongoing assessment of the recoverability of its long-lived assets, the Company recorded impairment charges of $28.3 million for the three-month period ended September 30, 2008. Of that amount, $26.8 million related to Applebee’s properties and resulted primarily from a continuing deterioration in the credit markets in general and a decline in the operating results of Applebee’s company-operated restaurants expected to be franchised in particular geographic areas.  The remainder of the impairment related to an individual IHOP property.

Loss on Derivative Financial Instrument

On July 16, 2007, we entered into an interest rate swap contract (the “Swap”) as a condition of the Applebee’s acquisition financing with Lehman Brothers Special Financial Inc. (“LBSFI”), guaranteed by Lehman Brothers Holdings, Inc. (“LBHI”). The Swap was intended to hedge our interest payments on the asset-backed notes that were issued in November 2007 to finance the Applebee’s acquisition. The Swap sets forth the terms of a five-year interest rate swap in which we would be the fixed rate payer and LBSFI would be the floating rate payer (the “Reference Swap”). The Reference Swap has an effective date of July 16, 2008, a notional amount of $2.039 billion, a floating rate of LIBOR and a fixed rate of 5.694%.

As of September 30, 2007, the fair value of the Swap was $70.3 million. Using the Hypothetical Derivative Method, we determined that the change in fair value of the effective portion of the Swap amounted to $34.7 million ($21.4 million net of tax effect) and is included as part of Other Comprehensive (Loss) Income (see Note 11).  The Company also determined, based upon management’s estimate of future pay down of the related debt, that the change in fair value of the ineffective portion of the Swap was $35.6 million which was recorded as loss on a derivative financial instrument for the three months and nine months ended September 30, 2007.

We terminated the Swap upon the consummation of the Applebee’s acquisition on November 29, 2007.

(Gain) Loss on Extinguishment of Debt

In August 2008, we retired certain Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037 with a face amount of $23.5 million for a cash payment of $20.0 million. The transaction resulted in a gain of $2.4 million after the write-off of the discount and deferred financing costs related to the debt retired.

In October 2008, we retired certain Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037 with a face amount of $35.2 million for a cash payment of $20.0 million. We expect to recognize a gain on extinguishment of debt of approximately $13.6 million after the write-off of the discount and deferred financing costs related to the debt retired.

In March 2007, the early retirement of debt resulted in a loss of $2.2 million. The loss comprised $1.2 million in prepayment penalties and $1.0 million due to the write-off of deferred financing costs related to the debt retired.

Other Income and Expense

Other income was $0.7 million and $2.6 million, respectively, for the three-month and nine-month periods ended September 30, 2008 compared to other expense of $0.5 million and $1.7 million, respectively, for the same periods of the prior year. The primary reason for the increase is interest income earned on the increased restricted cash balances related to the acquisition-related debt.

Provision for Income Taxes

The effective tax rate for the benefit recognized was 20.9% and 42.0% for the three-month and nine-month periods ended September 30, 2008, respectively. The effective tax rate for the benefit recognized is lower than the federal statutory rate of 35% for the three-month period ended September 30, 2008 primarily due to the non-deductibility for tax purposes of certain impairment charges recognized in the period. The effective tax rate for the benefit recognized is higher than the federal statutory rate of 35% for the nine-month period ended September 30, 2008 primarily due to tax credits, partially offset by state income taxes and the non-deductibility for tax purposes of certain impairment charges recognized in the period. The tax credits are mainly FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

Pro Forma Comparison of Three Months and Nine Months ended September 30, 2008 with Three Months and Nine Months ended September 30, 2007 —Applebee’s

The following is a comparison of (i) information for the three months and nine months ended September 30, 2008 for our Applebee’s segment and (ii) information for the three months and nine months ended September 30, 2007 for Applebee’s International, Inc. prior to the acquisition date (“Predecessor Applebee’s”).

Restaurant Data

The following table sets forth, for the three and nine months ended September 30, 2008 and 2007, the number of effective restaurants in the Applebee’s system and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007 (e)	2008	2007 (e)
Applebee’s Restaurant Data
Effective restaurants(a)
Company	481	508	501	506
Franchise	1,513	1,439	1,487	1,426
Total	1,994	1,947	1,988	1,932
System-wide(b)
Applebee’s domestic sales percentage change(c)	(1.5)%	3.1%	0.6%	2.2%
Applebee’s domestic same-store sales percentage change(d)	(3.1)%	(0.3)%	(1.4)%	(1.8)%
Franchise(b)
Applebee’s domestic sales percentage change(c)	(1.2)%	3.1%	1.6%	2.4%
Applebee’s domestic same-store sales percentage change(d)	(3.1)%	(0.4)%	(1.6)%	(1.7)%
Company
Applebee’s domestic sales percentage change(c)	(9.3)%	3.0%	(2.3)%	1.5%
Applebee’s domestic same-store sales percentage change(d)	(3.1)%	(0.2)%	(0.6)%	(2.0)%

(a)               “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee’s system, which includes restaurants owned by Applebee’s as well as those owned by franchisees and international licensees.

(b)              “System-wide sales” are sales of Applebee’s restaurants operated by franchisees and Applebee’s as reported to the Company. The Company acquired Applebee’s International, Inc. on November 29, 2007. Domestic franchise restaurant sales for Applebee’s restaurants were $827.3 million and $817.4 million for the three months ended September 30, 2008 and 2007, respectively, and $2.6 billion and $2.5 billion for the nine months ended September 30, 2008 and 2007, respectively. Franchise restaurant sales are sales recorded at restaurants that are owned by franchisees and are not attributable to either the Company or Predecessor Applebee’s. Franchise restaurant sales are useful in analyzing our franchise revenues because franchisees pay royalties and other fees that are generally based on a percentage of their sales.

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

(e)               Data for Predecessor Applebee’s.

The following table summarizes Applebee’s restaurant development and franchising activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007(a)	2008	2007(a)

Applebee’s Restaurant Development Activity
Beginning of period	1,993	1,943	1,976	1,930
New openings
Company-developed	—	2	1	12
Franchisee-developed	7	14	34	42
Total new openings	7	16	35	54
Closings
Company	—	—	(3)	(23)
Franchise	(3)	(6)	(11)	(8)
End of period	1,997	1,953	1,997	1,953
Summary-end of period
Company	480	510	480	510
Franchise	1,517	1,443	1,517	1,443
Total	1,997	1,953	1,997	1,953
Applebee’s Restaurant Franchising Activity
Domestic franchisee-developed	6	9	23	30
International franchisee-developed	1	5	11	12
Total restaurants franchised	7	14	34	42
Closings
Domestic franchisee	(2)	(6)	(9)	(8)
International franchisee	(1)	—	(2)	—
Net addition	4	8	23	34

(a)             Data for Predecessor Applebee’s.

Results of Operations

The following table illustrates a comparison of certain financial results of Applebee’s for the three-month and nine- month periods ended September 30, 2008 on a stand-alone basis with that of Predecessor Applebee’s for the three-month and nine-month periods ended September 30, 2007:

	Three Months Ended September 30,
	2008	2007 (a)	Variance
	(In thousands)
Franchise revenues	$35,750	$34,832	$918
Franchise expenses	645	357	(288)
Franchise operating profit	35,105	34,475	630
Company restaurant sales	262,165	288,861	(26,696)
Company restaurant expenses	232,181	262,520	30,339
Company restaurant operating profit	29,984	26,341	3,643

	Nine Months Ended September 30,
	2008	2007 (a)	Variance
	(In thousands)
Franchise revenues	$111,400	$108,860	$2,540
Franchise expenses	1,641	1,100	(541)
Franchise operating profit	109,759	107,760	1,999
Company restaurant sales	863,058	883,128	(20,070)
Company restaurant expenses	759,914	785,252	25,338
Company restaurant operating profit	103,144	97,876	5,268

(a)                Data for Predecessor Applebee’s.

Franchise Operations

Applebee’s franchise revenues for the three months ended September 30, 2008 increased 2.6% from $34.8 million to $35.8 million as compared to the three months ended September 30, 2007 primarily due to a 5.1% increase in effective restaurants from 1,439 restaurants in 2007 to 1,513 restaurants in 2008. Franchise restaurant same-store sales were down 3.1% compared with the same quarter of the prior year.

Applebee’s franchise revenues for the nine months ended September 30, 2008 increased 2.3% from $108.9 million to $111.4 million as compared to the nine months ended September 30, 2007 primarily due to a 4.3% increase in effective restaurants from 1,426 restaurants in 2007 to 1,487 restaurants in 2008. Franchise restaurant same-store sales were down 1.6% compared with the same nine months of the prior year.

Company Restaurant Operations

As a result of a 5.3% decrease in the number of effective restaurants mainly due to the franchising of 29 Company restaurants and a 3.1% decrease in same store sales, Applebee’s company restaurant sales for the three months ended September 30, 2008 decreased 9.2% from $288.9 million to $262.2 million as compared to the three months ended September 30, 2007. The decrease in same store sales was due to a decline in guest traffic offset by an increase in average guest check, of which approximately 4.0% related to menu pricing increases and the remainder to a favorable menu mix shift, reduced complimentary meals and discounts and server incentive contests.

Applebee’s company restaurant sales for the nine months ended September 30, 2008 decreased 2.3% from $883.1 million to $863.1 million as compared to the nine months ended September 30, 2007. The increase in 2008 was mainly driven by a 1.0% decrease in the effective number of restaurants and a decrease in same stores sales of 0.6%. The decrease in same store sales is driven mainly by a decline in guest traffic partially offset by an increase in average guest check, of which approximately 3.3% related to menu pricing increases and the remainder due to a favorable menu mix shift, reduced complimentary meals and discounts and server incentives contests.

Applebee’s company restaurant operating profit for the three months ended September 30, 2008 increased by $3.6 million from $26.3 million to $30.0 million as compared to the three months ended September 30, 2007. Applebee’s company restaurant operating profit for the nine months ended September 30, 2008 increased by $5.3 million from $97.8 million to $103.1 million as compared to the first nine months ended September 30, 2007. The components of company restaurant expenses, as a percentage of company restaurant sales, were as follows:

	Three Months Ended September 30,
	2008	2007 (a)	Variance
Food and beverage	27.0%	26.7%	(0.3)%
Labor	34.5%	35.3%	0.8%
Direct and occupancy	27.1%	28.8%	1.7%
Pre-opening expense	—	0.1%	0.1%
Total Cost of Company Restaurant Sales (b)	88.6%	90.9%	2.3%

	Nine Months Ended September 30,
	2008	2007 (a)	Variance
Food and beverage	26.8%	26.6%	(0.2)%
Labor	35.0%	34.6%	(0.4)%
Direct and occupancy	26.2%	27.6%	1.4%
Pre-opening expense	—	0.2%	0.2%
Total Cost of Company Restaurant Sales (b)	88.0%	88.9%	0.9%

(a)  Data for Predecessor Applebee’s.

(b)  Percentages may not add due to rounding.

Total food and beverage costs as a percent of company restaurant sales increased by 0.3% for the three months ended September 30, 2008 compared to the same period in 2007 due primarily to the impact of higher commodity costs and an unfavorable shift in menu mix partially offset by menu price increases and better menu optimization.

Total labor costs as a percent of company restaurant sales decreased by 0.8% for the three months ended September 30, 2008 compared to the same period in 2007 due to a reduction in average hourly wage rates and lower management bonus payouts.

Direct and occupancy costs decreased as a percent of company restaurant sales by 1.7% for the three months ended September 30, 2008 compared to the same period in 2007 due primarily to lower depreciation expense which resulted from purchase price allocations and lower advertising partially driven by reduced sales.

Pre-opening expense as a percent of company restaurant sales decreased by 0.1% for the three months ended September 30, 2008 compared to the same period in 2007 due to the cessation of development of company restaurants in the first quarter of 2008.

Total food and beverage costs as a percent of company restaurant sales increased by 0.2% for the nine months ended September 30, 2008 compared to the same period in 2007 due primarily to higher food costs related to increased commodity costs and the unfavorable shift in menu mix, partially offset by menu price increases.

Total labor costs as a percent of company restaurant sales increased by 0.4% for the nine months ended September 30, 2008 compared to the same period in 2007 due to inclusion of transition-related bonus programs and higher restaurant management incentive compensation, partially offset by reductions in hourly labor due to an increased guest check.

Direct and occupancy costs as a percent of company restaurant sales decreased by 1.4% for the nine months ended September 30, 2008 compared to the same period in 2007 due primarily to favorable year-over-year comparisons for depreciation expense which resulted from purchase price allocations related to the Applebee’s acquisition as well as lower depreciation expense due to the reclassification of approximately 40 restaurants to assets held for sale, partially offset by an increase in rent expense associated with purchase accounting.

Pre-opening expense as a percent of company restaurant sales decreased by 0.2% for the nine months ended September 30, 2008 compared to the same period in 2007 due to the cessation of development of company restaurants in the first quarter of 2008.

Liquidity and Capital Resources

Our primary ongoing sources of liquidity are cash provided by operating activities and principal receipts from notes and equipment contracts receivable from our franchisees. Principal uses of cash are capital investment, payments of dividends and, more recently, repayment of long-term debt and related costs associated with the acquisition of Applebee’s.

During the first nine months of 2008, we have completed sale-leaseback transactions for the real property on which 181 of the 199 fee-owned, company-operated Applebee’s restaurants are situated, the sale of one additional fee-owned real estate parcel and a sale-leaseback transaction with respect to Applebee’s new corporate headquarters in Lenexa, Kansas.  We received approximately $378 million in proceeds from these transactions. During the first nine months of 2008, we completed the franchising of 26 company-operated Applebee’s restaurants in California and three company-operated Applebee’s restaurants in Delaware. We received proceeds of approximately $29.2 million from these transactions.

The proceeds from these transactions were used primarily to repay $350 million of Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes (the “Class A-2-I-X Notes”), to repay portions of other long-term debt, to pay transaction expenses (payment of which had been deferred) related to the acquisition of Applebee’s and for general corporate purposes.

For the next several years, we expect our sources of liquidity to be significantly supplemented by proceeds from the franchising of the majority of Applebee’s 479 company-operated domestic restaurants and the sale of the remaining 17 fee-owned real estate parcels. The franchising of 15 company-operated Applebee’s restaurants in Nevada closed in the fourth quarter of 2008, and in October we signed agreements for the franchising of an additional 66 company-operated Applebee’s restaurants in Texas and New Mexico which are expected to close in the fourth quarter of 2008 or the first quarter of 2009.

Applebee’s has a $100 million revolving credit facility, the Series 2007-1 Class A-1 Variable Funding Senior Notes, committed to by Lehman Brothers Holdings Inc. (LBHI) (the “Lehman Facility”). LBHI filed for Chapter 11 bankruptcy protection on September 15, 2008. This bankruptcy filing created uncertainty as to our ability to continue to access funds under the Lehman Facility. As a result, in September 2008, the Company borrowed an additional $35 million under the Lehman Facility, bringing our total borrowings to the maximum of $100 million, which amount was outstanding at

September 30, 2008. The $35 million has been used to purchase money market funds that are invested in U.S. government securities. The money market funds are considered cash equivalents.

IHOP has a $25 million revolving credit facility, the Series 2007-2 Variable Funding Notes (the “IHOP Facility”). At September 30, 2008, borrowings under the IHOP Facility were $15 million. We do not believe there would be significant impediments to accessing any of the remaining $10 million of credit available under the IHOP Facility.

We currently anticipate that our cash and cash equivalents, together with expected cash flows from operations, sale-leaseback transactions and franchising activities will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and other obligations for at least the next 12 months.

Operating Activities

Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, operating earnings from our company-operated restaurants and profit from our rental operations and financing operations. Franchise revenues consist of royalties, IHOP advertising fees and sales of proprietary products for IHOP which fluctuate with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee’s restaurants by our franchisees and by fluctuations in same-store sales. Operating earnings from company-operated restaurants are impacted by many factors which include but are not limited to changes in traffic pattern, pricing activities and changes in operating expenses. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

Cash provided by operating activities increased to $61.3 million in the first nine months of 2008 from $46.3 million in the same period in 2007, primarily due to cash from operations generated by Applebee’s. While consolidated net income was $31.2 million lower in the first nine months of 2008 compared with the same period of 2007, the nine months ended September 30, 2008 included a non-cash impairment charge of $69.5 million and non-cash depreciation and amortization charges that were $66.0 million higher than in 2007 while the nine months ended September 30, 2007 included a non-cash loss on a derivative financial instrument of $35.6 million. Further, while cash flow from receivables collections related to Applebee’s company-owned restaurants increased, this was offset by the reduction of deferred income due to increased redemptions of gift cards (revenue from which is recognized in the current period as redeemed, while cash was received in a prior period) and lower payables.

Investing Activities

Net cash provided by investing activities of $18.4 million in the first nine months of 2008 was primarily attributable to $40.2 million in proceeds from sales of property and equipment and $12.4 million in principal receipts from notes and equipment contracts receivable partially offset by $27.0 million in capital expenditures and $10.2 million in Applebee’s acquisition costs paid during 2008. The proceeds from sales of property and equipment primarily came from the franchising of Applebee’s company-operated restaurants in California and Delaware along with the sale of Applebee’s old headquarters and corporate aircraft. Approximately $9.0 million of the 2008 capital expenditures related to completion of the construction of Applebee’s new Lenexa, Kansas headquarters. The Company currently estimates that capital expenditures for fiscal 2008 will range from $30 million to $34 million.

Financing Activities

Financing activities used net cash of $6.4 million in the first nine months of 2008. Cash provided by financing activities primarily consisted of $370.0 million from the sale-leaseback of 181 fee-owned Applebee’s-operated restaurants and Applebee’s new Lenexa, Kansas headquarters, additional borrowings of $35.0 million and a decrease of $48.5 million in restricted cash related to the securitizations enabled by the repayment of securitized long-term debt. These items were more than offset by the repayment of $387.8 million of long-term debt and capital lease and financing obligations (primarily $350 million of Class A-2-I-X Notes), $49.9 million paid in debt and preferred stock issuance costs, and $24.2 million in dividend payments on common stock and Series A Preferred Stock.

Share Repurchases and Dividends

Under the current stock repurchase program, which began in 2003, we are authorized to repurchase up to 7.2 million shares of common stock. Since the inception of the program, we have bought back 6.3 million shares for a total of $280.0 million, leaving 0.9 million shares available for repurchase under this program. There were no shares repurchased during the first nine months of 2008. We do not expect to repurchase shares during the remaining six months of 2008 or during fiscal 2009, but will consider resuming share repurchases in 2010 or 2011, financial conditions permitting.

We have accrued $4.75 million as dividends for the Series A Perpetual Preferred Stock as of the quarter ended September 30, 2008, included in other accrued expenses in the Consolidated Balance Sheet. The dividends were paid September 30, 2008, the second day of our fiscal fourth quarter. The accreted value of the Series B Convertible Preferred Stock increased by $0.5 million and $1.6 million, respectively, during the three-month and nine-month periods ended September 30, 2008.

The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. On October 7, 2008, the Company declared a quarterly cash dividend of $0.25 per common share, payable on November 18, 2008, to stockholders of record as of October 29, 2008. Future dividends will be declared at the discretion of the Board of Directors.

Debt Instruments and Related Covenants

For information on the Company’s outstanding debt instruments, refer to Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. As of September 30, 2008, the Company was in compliance with all covenants and restrictions related to its debt instruments.

Contractual Obligations and Commitments

Refer to Note 9 of the Notes to Consolidated Financial Statements for disclosure of new financing obligations entered into during the first nine months of 2008.

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

Derivative Financial Instruments

In the normal course of business, we may utilize derivative instruments to manage our exposure to interest rate risks. We account for our derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The standard requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

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

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. Prior to January 2, 2006, we capitalized rent expense from possession date through construction completion and reported the related asset in property and equipment. Capitalized rent was amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Straight-line rent recorded during the preopening period (construction completion through restaurant open date) was recorded as expense. Commencing January 2, 2006, we expense rent from possession date through restaurant open date, in accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred during a Construction Period. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeds the minimum rent obligation per the lease agreement. We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of our leases as either operating or capital.

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

Management makes judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payment that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 as of January 1, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations. We are currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on our consolidated financial position and results of operations.

In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units which are expected to vest be recorded as an increase to additional paid-in capital. The impact of adopting EITF 06-11 in 2008 did not have a material impact on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will comply with the new disclosure requirements on or before the required effective date. As SFAS 161 does not change current accounting practice, there will be no impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the potential impact, if any, of FSP FAS 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. While this statement formalizes the sources and hierarchy of U.S. GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place.  This statement will be effective November 17, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In addition to those matters that are described in previous filings, we are subject from time to time to lawsuits, claims and governmental inspections or audits arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. In the opinion of management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such a nature or involve amounts that would not have a material adverse impact on our business or consolidated financial position.

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

DineEquity, Inc. (Registrant)

October 31, 2008	BY:	/s/ JULIA A. STEWART
Julia A. Stewart
(Date)		Chairman and Chief Executive Officer (Principal Executive Officer)

October 31, 2008		/s/ GREGGORY KALVIN
Greggory Kalvin
(Date)		Acting Chief Financial Officer and Vice President, Corporate Controller (Principal Financial Officer)