Form 10-K
period 2008-12-31
DineEquity, Inc
filed 2009-02-26
CIK 49754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2008: $620.6 million.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 20, 2009
Common Stock, $.01 par value	17,408,362

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 12, 2009 (the "2009 Proxy Statement") are incorporated by reference into Part III.

 DINEEQUITY, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2008

Table of Contents

 PART I

Item 1.    Business

Company Overview

        The company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. Effective June 2, 2008, the name of the company was changed to DineEquity, Inc. (the "Company," "we," "our" or "us"). Our common stock is listed on the New York Stock Exchange and trades under the ticker symbol "DIN." Our principal executive offices are located at 450 North Brand Boulevard, Glendale, California 91203-2306 and our telephone number is (818) 240-6055. Our internet address is www.dineequity.com.

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

        We have a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. For convenience, we refer to all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The fiscal years presented herein ended December 28, 2008, December 30, 2007, and December 31, 2006, and each contained 52 weeks.

Background

        The first International House of Pancakes ("IHOP") restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company or its predecessors have engaged in the development, operation and franchising of IHOP restaurants. In November 2007, we completed the acquisition of Applebee's International, Inc. ("Applebee's"). We currently own, operate and franchise two restaurant chains in the casual dining and family dining categories: Applebee's Neighborhood Grill and Bar® and IHOP. References herein to Applebee's and IHOP restaurants are to these two restaurant chains, and unless the context reflects otherwise, whether operated by franchisees or the Company. Retail sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. With 3,400 franchised or owned-and-operated restaurants combined, we are one of the largest full-service restaurant companies in the world.

        This Annual Report on Form 10-K should be read in conjunction with the cautionary statements on page 31under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.—Forward Looking Statements."

Financial Information about Industry Segments

        We identify our segments, based on the organizational units used by management to monitor performance and make operating decisions, as follows: franchise operations, company restaurant operations, rental operations, and financing operations. Within each applicable segment, we operate two distinct restaurant concepts: Applebee's and IHOP.

  Applebee's

        The franchise operations segment consists of restaurants operated by Applebee's franchisees in the United States, one U.S. territory and 15 countries outside of the United States. Franchise operations revenue consists primarily of franchise royalty revenues and the portion of the franchise fees allocated to Applebee's intellectual property. Franchise operations expenses include pre-opening training expenses and other franchise-related costs.

        The company restaurant operations segment consists of company-operated restaurants in the United States and China. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage (alcoholic and non-alcoholic), labor, benefits, utilities, rent and other restaurant operating costs.

        Rental operations activities are not currently a significant part of Applebee's business. Financing operations activities are not currently a part of Applebee's business.

  IHOP

        The franchise operations segment consists of restaurants operated by IHOP franchisees and area licensees in the United States and two countries outside of the U.S.—Canada and Mexico. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, franchise advertising fees and the portion of the franchise fees allocated to IHOP intellectual property. Franchise operations expenses include advertising expense, the cost of proprietary products and pre-opening training expenses and other franchise-related costs.

        The company restaurant operations segment consists of company-operated restaurants in the United States. In addition, from time to time, restaurants that are reacquired from franchisees are operated by IHOP on a temporary basis. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage (non-alcoholic), labor, benefits, utilities, rent and other restaurant operating costs.

        Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. Currently, the rental operations segment is substantially generated by IHOP.

        Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

Restaurant Concepts

  Applebee's

        We develop, franchise and operate restaurants in the bar and grill segment of the casual dining category of the restaurant industry under the name "Applebee's Neighborhood Grill & Bar®." With 2,004 system-wide restaurants as of December 31, 2008, Applebee's Neighborhood Grill & Bar is one of the largest casual dining concepts in the world, in terms of number of restaurants and market share. As of December 31, 2008, franchisees operated 1,598 of these restaurants and 406 restaurants were company-operated. The restaurants were located in 49 states, 16 countries outside of the United States and one U.S. territory.

        Each Applebee's restaurant is designed as an attractive, friendly, neighborhood establishment featuring moderately-priced high quality food, alcoholic and non-alcoholic beverage items, table service and a comfortable atmosphere. Applebee's restaurants appeal to a wide range of customers including young adults, senior citizens and families with children.

  Franchising

        Generally, franchise arrangements consist of a development agreement and separate franchise agreements for each franchised restaurant. Development agreements grant to the Franchise Developer the exclusive right to develop Applebee's restaurants in a designated geographical area over a specified period of time. The term of a domestic development agreement is generally 20 years. The development agreements typically provide for an initial development schedule of one to five years as agreed upon by the Company and the franchisee. At or shortly prior to the completion of the initial development schedule or any subsequent supplemental development schedule, the Company and the franchisee generally execute supplemental development schedules providing for the development of additional Applebee's restaurants in the Franchise Developer's exclusive territory.

        Prior to the opening of each new Applebee's restaurant, the franchisee and the Company enter into a separate franchise agreement for that restaurant. Our standard franchise agreement provides for an initial term of 20 years and permits renewal for up to an additional 20 years upon payment of an additional franchise fee. Our current standard franchise arrangement calls for an initial franchisee fee of $35,000 and a royalty fee equal to 4% of the restaurant's monthly net sales. We have agreements with a majority of our franchisees for Applebee's restaurants opened before January 1, 2000, which provide for royalty rates of 4% and extend the initial term of the franchise agreements until 2020. The terms, royalties and advertising fees under a limited number of franchise agreements and other franchise fees under older development agreements vary from the currently offered arrangements.

        We currently require domestic franchisees of Applebee's restaurants to contribute 2.75% of their gross sales to a national advertising fund and to spend at least 1% of their gross sales on local marketing and promotional activities. Under most Applebee's franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales.

        We are pursuing a strategy which contemplates transitioning from our current 80% franchised system to an approximately 98% franchised system. In order to accomplish this strategy we plan to franchise substantially all of the company-operated Applebee's restaurants while retaining one company market in Kansas City. This heavily franchised business model is expected to require less capital investment, improve margins, and reduce the volatility of cash flow performance over time.

        We currently have 75 franchise groups, including 32 international franchisees. We have generally selected franchisees that are experienced multi-unit restaurant operators. Many franchisees have operated or concurrently operate other restaurant concepts. Our franchisees operate Applebee's restaurants in 44 states in the United States, 15 countries outside of the United States and one U.S. territory. We have assigned development rights to the vast majority of domestic areas in all states except Hawaii and the company-operated markets.

        As of December 31, 2008, there were 1,470 domestic franchise restaurants. During 2008, 28 new domestic franchise restaurants were opened, 15 domestic franchise restaurants were closed and 103 company-operated restaurants were refranchised.

  International Franchising

        We continue to pursue franchising of the Applebee's concept as the primary method of international expansion. To this end we seek qualified franchisees that possess the resources needed to open multiple restaurants in each territory and are familiar with the specific local business environment in which they propose to develop and operate Applebee's restaurants. We currently are focusing on international franchising primarily in Canada, Central and South America, the Mediterranean/Middle East and Mexico. We currently have 32 international franchisees. As of December 31, 2008, these franchisees operated 128 Applebee's restaurants. During 2008, 20 new international franchise restaurants were opened while three international franchise restaurants were closed. The success of further international expansion will depend on, among other things, local acceptance of the Applebee's concept and menu offerings and our ability to attract qualified franchisees and operating personnel. Our franchisees must comply with the regulatory requirements of the local jurisdictions.

        We work closely with our international franchisees to develop and implement the Applebee's system outside the United States, recognizing commercial, cultural and dietary diversity. Differences in tastes and cultural norms and standards mean we need to be flexible and pragmatic regarding many elements of the Applebee's system, including menu, restaurant design, restaurant operations, training, marketing, purchasing and financing.

  Franchise Operations

        We continuously monitor franchise restaurant operations, principally through our Franchise Area Directors and our Directors of Franchise Operations. Company and third-party representatives make both scheduled and unannounced inspections of restaurants to ensure that only approved products are in use and that our prescribed operations practices and procedures are being followed. We have the right to terminate a franchise agreement if a franchisee does not operate and maintain a restaurant in accordance with our requirements. We also monitor the financial health of our franchisees through business and financial reviews.

        We maintain a Franchise Business Council which provides input about operations, marketing, product development and other aspects of restaurants for the purpose of improving the franchise system. As of December 31, 2008, the Franchise Business Council consisted of eight franchisee representatives and three members of our senior management team. One franchisee representative, the founder of Applebee's, is a member for life. The other franchisee representatives are elected by franchisees to staggered two-year terms. The Franchise Business Council is also responsible for the appointment of members to advisory committees related to marketing, supply chain, information technology and product development.

  Company-Operated Restaurants

        Historically, company-operated Applebee's restaurants have been clustered in targeted markets to increase consumer awareness and convenience and enable us to take advantage of operational, distribution and advertising efficiencies. We plan to continue to execute our strategy, initiated in 2008, of transitioning to an approximately 98% franchised system.

        In 2008 we franchised 103 company-owned restaurants in the California, Nevada, Delaware and Texas markets. We have a signed agreement to franchise an additional seven company-owned restaurants in New Mexico. Our planned franchising efforts assume we will franchise approximately 200 company-operated Applebee's restaurants in 2009, and complete the franchising process in 2010. This heavily franchised business model is expected to require less capital investment, improve margins, and reduce the volatility of cash flow performance over time.

        In June 2008, we sold 181 fee-owned Applebee's properties (approximately 91% of our total fee-owned locations) in a sale-leaseback transaction in June 2008.

        The following table shows the areas where our company-operated Applebee's restaurants were located as of December 31, 2008:

Area
New England (includes Maine, Massachusetts, New Hampshire, New York, Rhode Island and Vermont)	71
Detroit/Southern Michigan	65
Minneapolis/St. Paul, Minnesota	63
Virginia	59
St. Louis, Missouri/Illinois	57
Kansas City, Missouri/Kansas	34
Washington, D.C. (includes Maryland and Virginia)	30
Central Missouri/Kansas/Arkansas	12
Albuquerque, New Mexico(1)	7
Memphis, Tennessee	7
Shanghai, China	1

406

(1)
Five of these restaurants were franchised on February 24, 2009.

  Restaurant Development

        We make the design specifications for a typical restaurant available to franchisees, and we retain the right to prohibit or modify the use of any set of plans. Each franchisee is responsible for selecting the site for each restaurant within its territory. We may assist franchisees in selecting appropriate sites, and any selection made by a franchisee is subject to our approval. We also conduct a physical inspection, review any proposed lease or purchase agreement and make available to franchisees demographic and other studies

  Future Restaurant Development

        There are currently 36 development agreements in place covering the entire United States (except Hawaii) and 15 development agreements calling for restaurant development in foreign countries. Beginning in 2008, we initiated the process of franchising the majority of our 510 domestic company-operated restaurants, in accordance with our strategy. This process is expected to extend into 2010. In conjunction with the franchising of these restaurants, we expect to enter into development agreements with the new franchisees setting forth requirements for development in each market. In 2009, we expect franchisees to open a total of 33 to 42 new Applebee's restaurants including 15 to 19 domestic franchise restaurants and 18 to 23 international franchise restaurants. We do not currently plan to open any domestic company-operated restaurants.

        The following table represents Applebee's restaurant development commitments for 2009 and 2010. We have disclosed development commitments for only a two-year period as the Applebee's development agreements generally provide for a series of two-year development commitments after the initial development period.

	Contractual Opening of Restaurants by Year
	2009	2010
Domestic development agreements	19	15
International development agreements	23	18

	42	33

        The actual number of openings may differ from our expectations due to various factors, including economic conditions, franchisee access to capital, and the impact of currency fluctuations on our international franchisees. The timing of new restaurant openings may also be affected by various factors including weather-related and other construction delays and difficulties in obtaining regulatory approvals.

  Composition of Franchise System

        The numbers of restaurants held by individual franchisees ranges from one to 189 restaurants. The table below sets forth information regarding the number of Applebee's restaurants owned by domestic franchisees as of December 31, 2008 as well as the total number of restaurants falling into each of the listed ownership ranges.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One to Ten	10	23%	60	4%
Eleven to Twenty-Five	13	30%	239	16%
Twenty-Six to Fifty	11	26%	406	28%
Fifty-One to One Hundred	7	16%	472	32%
One Hundred-One and over	2	5%	293	20%

Total	43	100%	1,470	100%

        There were 32 international franchisees with 128 restaurants open as of December 31, 2008. All of these franchisees had fewer than 25 restaurants open as of December 31, 2008. In addition, two international franchisees had not yet opened a restaurant as of December 31, 2008.

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

        During 2004, Applebee's began a five-year exclusive strategic alliance with Weight Watchers International, Inc. to offer Weight Watchers® branded menu items to our guests. At the conclusion of the agreement the parties entered into a new, non-exclusive endorsement agreement which became effective on January 5, 2009. Under the new agreement, Applebee's and participating franchisees pay Weight Watchers a royalty equal to 2.5% of the proceeds from the sale of Weight Watchers branded items on the Applebee's menu. The initial term of the agreement is one year and Applebee's has the option to extend the agreement for an additional year.

  Marketing and Advertising

        Applebee's has historically concentrated its advertising and marketing efforts primarily on food-specific promotions, as well as on Weight Watchers, Carside To Go™ and other Applebee's branded messaging. Our advertising and marketing includes national, regional and local expenditures, utilizing primarily television, radio, direct mail and print media, as well as alternative channels such as the Internet, product placements and the use of third-party retailers to market our gift cards. For the year ended December 31, 2008, approximately 4% of Applebee's company restaurant sales were allocated for marketing purposes. This amount includes contributions to the national advertising fund, which develops and funds the national promotions and the development of television and radio commercials and print advertising materials. We focus the remainder of our company-operated restaurant marketing expenditures on local marketing in areas with company-operated restaurants.

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

  Purchasing

        Maintaining high food quality, system-wide consistency and availability is the central focus of our supply chain program. We establish quality standards for products used in the restaurants, and we maintain a list of approved suppliers and distributors from which we and our franchisees must select. We periodically review the quality of the products served in our domestic restaurants in an effort to ensure compliance with these standards. We have negotiated purchasing agreements with most of our approved suppliers which result in volume discounts for us and our franchisees. At December 31, 2008, there were outstanding purchase commitments to purchase food items of approximately $119.1 million. In February 2009 we announced the formation of Centralized Supply Chain Services, LLC (CSCS), an independent purchasing co-operative to manage procurement activities for the Applebee's and IHOP restaurants choosing to join the co-operative. Due to cultural and regulatory differences, we may have different requirements for restaurants opened outside of the United States.

  IHOP

        We develop, franchise and operate restaurants in the family dining category of the restaurant industry under the names "IHOP" and "International House of Pancakes." As of December 31, 2008, there were a total of 1,396 IHOP restaurants of which 1,225 were subject to franchise agreements, 160 were subject to area license agreements and 11 were company-operated restaurants. Franchisees and area licensees are independent third parties who are licensed by us to operate their restaurants using our trademarks, operating systems and methods and offer a broad range of entrees, appetizers, desserts and non-alcoholic beverages specified by IHOP, including our award-winning pancakes. We own and operate ten IHOP restaurants in the Cincinnati market primarily for testing new menu items and operational or procedural systems and for other research and development purposes. We also operate, from time to time on a temporary basis, IHOP restaurants that we reacquire for a variety of reasons from IHOP franchisees. IHOP restaurants are located in 49 states in the United States, the District of Columbia, and internationally in Canada and Mexico.

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

  Franchising

        Franchising activities include both company-financed and franchisee-financed development. For clarity of presentation, the discussion below is separated between those activities specific to the Company's business model as it was in effect prior to 2003 (referred to as the Previous Business Model) and those adopted in January 2003 (referred to as the Current Business Model). As discussed in greater detail below, under the Previous Business Model the Company developed a substantial majority of all IHOP restaurants with the intention of leasing them to franchisees. Under the Current Business Model substantially all new IHOP restaurants are developed by franchise developers with the intention of operating them as franchised restaurants.

  Current Business Model

        Under our Current Business Model, a potential franchisee first negotiates and enters into a single store development agreement or a multi-store development agreement with the Company and, upon completion of a prescribed approval procedure, is primarily responsible for the development and financing of one or more new IHOP franchised restaurants. In general, we do not provide any financing with respect to the franchise fee or otherwise under the Current Business Model. The franchise developer uses its own capital and financial resources along with third party financial sources to purchase or lease a restaurant site, build and equip the business and fund its working capital needs. The principal terms of the franchise agreements entered into under the Previous Business Model and the Current Business Model, including the franchise royalties and the franchise advertising fees, are substantially the same except with respect to the terms relating to the franchise fee.

        The revenues received by the Company from a typical franchise development arrangement under the Current Business Model include (a) (i) a location fee equal to $15,000 upon execution of a single store development agreement or (ii) a development fee equal to $20,000 for each IHOP restaurant that the franchisee contracts to develop upon execution of a multi-store development agreement; (b) a franchise fee equal to (i) $50,000 (against which the $15,000 location fee will be credited) for a restaurant developed under a single store development agreement or (ii) $40,000 (against which the $20,000 development fee will be credited) for each restaurant developed under a multi-store development agreement, in each case paid upon execution of the franchise agreement; (c) franchise royalties equal to 4.5% of weekly gross sales; (d) revenue from the sale of pancake and waffle dry-mixes; and (e) franchise advertising fees.

  Previous Business Model

        IHOP franchised restaurants established prior to 2003 under our Previous Business Model were generally developed by the Company. The Company was involved in all aspects of the development and financing of the restaurants. Under the Previous Business Model, the Company typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period.

        The revenues received from a Previous Business Model franchised restaurant include: (a) the franchise fee, a portion of which (typically 20%) was paid upon execution of the franchise agreement; (b) interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes; (c) franchise royalties typically equal to 4.5% of weekly gross sales; (d) lease or sublease rents for the restaurant property and building; (e) rent under an equipment lease; (f) revenues from the sale of pancake and waffle dry-mixes; and (g) franchise advertising fees. The franchise agreements generally provide for advertising fees comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales under the franchise agreement, which was usually collected by us and then used to cover the cost of local media purchases and other local advertising expenses incurred by a local advertising cooperative, and (ii) a national advertising fee equal to 1.0% of weekly gross sales under the franchise agreement. Area licensees are generally required to pay lesser amounts toward advertising. Beginning in 2005, the Company and the IHOP franchisees agreed to reallocate portions of the local advertising fees to purchase national broadcast, syndication and cable television time in order to reach our target audience more frequently and more cost effectively. In a few instances we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for specified periods of time in order to assist them in either establishing or reinvigorating their businesses.

        From time to time we will reacquire restaurants developed under the Previous Business Model from a franchisee that is struggling to fulfill its financial obligations or is otherwise in default of its agreements with the Company. In most cases we have been able to refranchise these restaurants to new franchisees fairly quickly. Where that is not the case, we typically operate the reacquired restaurant pending refranchising. These reacquired restaurants may require investments in remodeling and rehabilitation before they can be refranchised. As a consequence, our reacquired restaurants frequently incur operating losses for some period of time. Where appropriate, we may negotiate modified payment terms or agree to other accommodations with franchisees to assist them to rehabilitate these restaurants.

  Area License Agreements and International Franchise Agreements

        We have entered into three long-term area license agreements covering the state of Florida and certain counties in the state of Georgia and the province of British Columbia, Canada. As of December 31, 2008, the area licenses for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 148 IHOP restaurants, and the area licensees for the province of British Columbia, Canada operated or sub-franchised a total of 12 IHOP restaurants. The area license agreements provide for royalties ranging from 0.5% to 2.0% of gross sales, and license advertising fees equal to 0.25% of gross sales. The area license agreements provide the licensees with the right to develop new IHOP restaurants in their respective territories. We also derive revenues from the sale of proprietary products to these area licensees and in certain instances their sub-franchisees. We treat the revenues from our area licensees as franchise operations revenues for financial reporting purposes.

  Franchise Operations

        IHOP's Operations Department is charged with ensuring that high operational standards are met at all times by our franchisees. Operating standards have been developed in consultation with franchisees and are detailed in the "IHOP Manual of Standard Operating Procedures."

        We highly value good franchisor/franchisee relations and strive to maintain positive working relationships with our franchisees. We sponsor the IHOP Franchise Board of Advisors, an elected body of IHOP franchisees formed to advise and assist IHOP management with respect to a broad range of matters relating to the operation of IHOP restaurants. The group meets with IHOP management at least quarterly to discuss operational issues, marketing matters, development and construction issues, information technology and many other topics. IHOP management also works closely with the IHOP Franchise Procurement Committee, a group formed to negotiate joint purchase arrangements for food and supplies to take advantage of economies of scale. In February 2009 we announced the formation of CSCS, an independent purchasing co-operative to manage all procurement activities for the Applebee's and IHOP restaurants choosing to join the co-operative. Due to cultural and regulatory differences we may have different requirements for restaurants opened outside of the United States.

  Company-Operated Restaurants

        Company-operated IHOP restaurants are essentially comprised of our IHOP owned restaurants in Cincinnati, Ohio. In addition, from time to time, restaurants developed by us under the Previous Business Model are returned by franchisees to us and may be operated by the Company for an indefinite period until they are refranchised. As of December 31, 2008, there were a total of 11 company-operated restaurants, ten of which were located in the Cincinnati market.

        We maintain the company-operated restaurants in Cincinnati to facilitate the testing of new building types and remodel designs, new products and equipment, new operational procedures, and new marketing, brand and design elements.

  Restaurant Development

        The Current Business Model relies on franchisees to obtain their own financing to develop IHOP restaurants. We review and approve the franchisees' proposed sites but do not contribute capital or become the franchisees' landlord. Under the Current Business Model, substantially all new IHOP restaurants are financed and developed by franchisees or area licensees. In 2008, our franchisees and area licensees financed and developed 70 new restaurants and we developed one additional restaurant in our company operations. As of the date of this report we do not intend to build additional IHOP restaurants in the Cincinnati market.

        New IHOP restaurants are only developed after a stringent site selection process supervised by our senior management. We expect our franchisees to add restaurants to the IHOP system in major markets where we already have a core guest base. We believe that concentrating growth in existing markets allows us to achieve economies of scale in our supervisory and advertising functions. We also look to have our franchisees strategically add restaurants in new markets in which we currently have no presence or our presence is limited.

  Future Restaurant Development

        In 2008, IHOP entered into 24 franchise development agreements. As of December 31, 2008, we had signed commitments from franchisees to build 307 IHOP restaurants over the next nine years plus options for an additional 111 restaurants. This number includes 18 restaurants under single-store development agreements, 337 restaurants under multi-store development agreements and 63 restaurants under international development agreements.

        In 2009, we expect to open a total of 65 to 75 new IHOP restaurants, including 55 to 60 franchise restaurants, three to five area license restaurants in Florida and seven to ten restaurants outside the U.S. or in non-traditional channels.

        The following table represents our IHOP restaurant development commitments, including options, as of December 31, 2008:

		Contractual Openings of Restaurants by Year
	Number of Signed Agreements at 12/31/08	2009	2010	2011	2012 and thereafter	Total
Single-store development agreements	18	12	5	1	—	18
Multi-store development agreements	80	74	55	43	165	337
International development agreements	7	8	6	5	44	63

	105	94	66	49	209	418

        The actual number of openings in any period may differ from the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals and various economic factors.

  Composition of Franchise System

        The number of restaurants held by individual franchisees ranges from one to 53 restaurants. The table below sets forth information regarding the number of IHOP restaurants owned by domestic franchisees as of December 31, 2008 as well as the total number of restaurants falling into each of the listed ranges.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One	168	47.6%	168	13.7%
Two to Five	132	37.4%	369	30.1%
Six to Ten	30	8.5%	221	18.0%
Eleven to Fifteen	10	2.8%	127	10.4%
Sixteen and over	13	3.7%	340	27.8%

Total	353	100.0%	1,225	100.0%

  Menu

        The IHOP menu offers a large selection of high-quality, moderately priced products designed to appeal to a broad base of customers. These include a wide variety of pancakes, waffles, omelets and breakfast specialties, chicken, steak, sandwiches, salads and lunch and dinner specialties. Most IHOP restaurants offer special items for children and seniors at reduced prices. In recognition of local tastes, IHOP restaurants typically offer regional specialties that complement the IHOP core menu. Our Product Research and Development Department works together with franchisees and our Marketing Department to develop new menu and promotion ideas. These new items are thoroughly evaluated in our test kitchen and in limited regional tests, which include both operational tests and selected media supported tests, before being introduced throughout the system through core menu updates. The purpose of adding new items and improving existing items is to broaden the appeal of our food to our guests and continually give them new reasons to return to our restaurants. These efforts are based on consumer research, feedback and benchmarking, which help to identify opportunities to improve existing items as well as for developing new items.

  Marketing and Advertising

        IHOP franchisees and company-operated restaurants contribute a percentage of their sales to local advertising cooperatives and a national advertising fund. The franchise agreements provide for advertising fees comprised of (i) a local advertising fee equal to 2.0% of weekly gross sales, which is used to cover the cost of local media purchases and (ii) a national advertising fee equal to 1.0% of weekly gross sales. Area licensees are generally required to pay lesser amounts toward advertising.

        The local advertising cooperatives have historically used the local advertising fees to purchase television advertising time, radio advertising time and place advertisements in printed media or direct mail locally. In addition, we encourage other local marketing by our franchisees. These marketing programs often include discount coupons and specials aimed at increasing guest traffic and encouraging repeat business. The national marketing fund is primarily used for the creation of advertising and to defray certain expenses associated with our marketing and advertising functions.

        Beginning in 2005, we and the franchisees have reallocated a portion of the local advertising fees to national media in order to take advantage of buying efficiencies associated with national broadcast, syndication and cable media. For 2007 and 2008 the franchisees agreed to reallocate one half of their local advertising fees to national media spending and for 2009 the franchisees agreed to reallocate 62% of their local advertising fees. As a result, more of our television advertising will be seen on national broadcast, syndication and cable media. This should result in a significant increase in the number of people who view our commercials and the frequency with which they see them.

  Purchasing

        IHOP has entered into supply contracts for pancake and waffle dry-mixes and pricing agreements for most major products carried in IHOP restaurants to ensure the availability of quality products at competitive prices. IHOP has negotiated other agreements or arrangements with food distribution companies to limit markups charged on food and restaurant supplies purchased by individual IHOP restaurants. In some instances, IHOP is required to enter into commitments to purchase food and other items on behalf of the IHOP system as a whole for the purpose of supplying limited time promotions. At December 31, 2008, there were outstanding purchase commitments to purchase food items of approximately $4.2 million. We have developed processes to facilitate the liquidation of any such commitments to minimize financial exposure. To take advantage of economies associated with system-wide volume purchasing, we and our franchisees have developed procurement processes to secure favorable pricing agreements based on system wide ordering. These agreements ensure availability of most major products carried in IHOP restaurants. In February 2009, we announced the formation of CSCS, an independent purchasing co-operative to manage procurement activities for the Applebee's and IHOP restaurants choosing to join the co-operative.

Industry Overview and Competition

        The Applebee's and IHOP restaurant chains are among the numerous restaurant chains participating in the $500 billion plus consumer food service market in the United States. The restaurant business is generally categorized into segments by price point ranges, the types of food and beverages offered and the types of service experience. These segments include, among others, fast food or quick service restaurants ("QSR"), family dining, casual dining and fine dining. Each of these segments can be broken down further into the type of food served by the restaurant. For example, the QSR category includes sandwich chains, hamburger chains, and other such chains.

        Applebee's competes in the casual dining segment against national and multi-state operators such as Chili's, T.G.I. Friday's and Ruby Tuesday, among others. In addition, there are many independent restaurants across the country in the casual dining segment. Casual dining restaurants offer full table service and typically have bars or serve liquor, wine and beer. Applebee's is one of the largest casual dining brands in the world, in terms of number of restaurants and market share.

        IHOP competes in the family dining segment against national and multi-state operators such as Denny's, Cracker Barrel Old Country Store, Bob Evans Restaurants and Perkins Restaurant and Bakery. In addition, there are many independent restaurants and diners across the country in the family dining segment. Family dining restaurants offer full table service, typically do not have bars or serve liquor, and usually offer breakfast in addition to lunch and dinner items. IHOP is one of the largest family dining brands in the world, in terms of number of restaurants and market share.

        The restaurant business is highly competitive and is affected by, among other things, economic conditions, price levels, on-going changes in eating habits and food preferences, population trends and traffic patterns. The principal bases of competition in the industry are the type, quality and price of the food products served. Additionally, restaurant location, quality and speed of service, advertising, name identification and attractiveness of facilities are important.

        The market for high quality restaurant sites is also highly competitive. We and our franchisees often compete with other restaurant chains and retail businesses for suitable sites for the development of new restaurants.

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

Government Regulation

        We are subject to Federal Trade Commission ("FTC") regulation and a number of state laws which regulate the offer and sale of franchises. We are also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising, as amended (the "FTC Rule"), requires us to furnish to prospective franchisees a Franchise Disclosure Document containing information prescribed by the FTC Rule.

        State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a number of states. State laws that regulate the offer and sale of franchises require registration of the franchise offering with the state authorities. Those states that regulate the franchise relationship generally require that the franchisor deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, limit the imposition of unreasonable standards of performance on a franchisee and regulate discrimination against franchisees with respect to charges, royalty fees or other fees. Although such laws may restrict a franchisor in the termination and/or non-renewal of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination and/or non-renewal, advance notice to the franchisee of the termination or non-renewal, an opportunity to cure a default and a repurchase of inventory or other compensation upon termination, these provisions have not historically had a significant effect on franchise operations.

        Each restaurant is subject to licensing and regulation by a number of governmental authorities, which may include liquor license authorities (primarily in the case of Applebee's restaurants), health, sanitation, safety, fire, building and other agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining, or failure to obtain, the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or cause the temporary closure of existing restaurants. We are also subject to new laws and regulations, which vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.

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

Employees

        At December 31, 2008, we employed approximately 25,248 employees, of whom 766 were full-time, non-restaurant, corporate personnel. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Item 1A.    Risk Factors.

        The current economic situation could adversely affect the Company's business, results of operations, liquidity and capital resources. The U.S. economy is currently undergoing significant slowdown and volatility due to uncertainties related to availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, severely diminished market liquidity, falling consumer confidence and rising unemployment rates. Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect the demographics that frequently patronize Applebee's or IHOP restaurants. In particular, where our customers' disposable income available for discretionary spending is reduced (such as by job losses, credit constraints and higher housing, taxes, energy, interest or other costs) or where the perceived wealth of customers has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our business could experience lower sales and customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants or fast casual dining) or choose alternatives to dining out. Any resulting decreases in customer traffic or average value per transaction will negatively impact the Company's financial performance, as reduced revenues result in downward pressure on margins. These factors could reduce Applebee's or IHOP company-operated restaurant gross sales and profitability. These factors could also reduce gross sales of franchise restaurants, resulting in lower royalty payments from franchisees, and reduce profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments as they become due. Reduction in cash flows from either company-operated or franchised restaurants could have a material adverse affect on the Company's liquidity and capital resources.

        We incurred substantial indebtedness to finance the Applebee's acquisition which could adversely affect our business and limit our ability to plan for or respond to changes in our business. As of December 31, 2008, we had outstanding long-term debt of approximately $1.9 billion, almost all of which was incurred to finance the 2007 acquisition of Applebee's. In addition, we may incur additional debt to the extent permitted under the terms of our debt covenants. Our substantial indebtedness and the fact that we are contractually obligated to apply a large portion of our cash flow from operations to make payments of interest and principal on our indebtedness have important consequences to our business and our shareholders, including:

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

        Our debt covenants associated with this indebtedness limit our ability to incur additional indebtedness, make investments, pay dividends and engage in other transactions. In addition, our debt covenants require that certain debt service coverage and consolidated leverage ratios be met. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result, among other things, in the acceleration of all of our indebtedness and the imposition of a third party to act as Servicer for our IHOP and Applebee's franchise systems.

        We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations. Our ability to make interest and principal payments on and to refinance our indebtedness will depend on our ability to generate cash from both operations and the refranchising of company-operated restaurants in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, if the refranchising of company-operated restaurants generates less proceeds than anticipated or does not take place at all, if currently anticipated cost savings and operating improvements are not realized on schedule, in the amounts anticipated or at all, or if future borrowings are not available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations and from the refranchising of company-operated restaurants to make scheduled interest and principal payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, defer payment of Series A Preferred Stock dividends and by so doing incur a higher dividend rate, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all, or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

        Declines in our financial performance could result in additional impairment charges in future periods. U.S. generally accepted accounting principles require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, certain intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair value estimates are primarily discounted cash flows based on five-year forecasts of financial results that incorporate assumptions as to same-store sales trends, future development plans and brand-enhancing initiatives, among other things. Significant underachievement of forecasted results could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. As of December 31, 2008 our total stockholders' equity is $42.8 million. A significant writedown of goodwill, intangible assets or long-lived assets in the future could result in a deficit balance in stockholders' equity. While such a deficit balance would not create an incident of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse affect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.

        The restaurant industry is highly competitive, and that competition could lower our revenues, margins and market share. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants. The restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food. Each Applebee's and IHOP restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick service restaurants, fast-casual restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli, and restaurant services may increase the number and variety of Applebee's and IHOP restaurants' competitors. In addition to the prevailing baseline level of competition, major market players in non-competing industries may choose to enter the food services market. Such increased competition could have a material adverse effect on the financial condition and results of operations of Applebee's or IHOP restaurants in affected markets. Applebee's and IHOP restaurants also compete with other restaurant chains for qualified management and staff, and we compete with other restaurant chains for available locations for new restaurants. Applebee's and IHOP restaurants also face competition from the introduction of new products and menu items by competitors, as well as substantial price discounting, and may continue to do so in the future. Although we may implement a number of business strategies, the future success of new products, initiatives and overall strategies is highly difficult to predict and will be influenced by competitive product offerings, pricing and promotions offered by competitors. Our ability to differentiate the Applebee's and IHOP brands from their competitors, which is in part limited by the advertising monies available to us and by consumer perception, cannot be assured. These factors could reduce the gross sales or profitability at

Applebee's or IHOP restaurants, which would reduce the revenues generated by company-owned restaurants and the franchise payments received from franchisees.

        Our business strategy may not achieve the anticipated results.    We expect to continue to apply a new business strategy that includes, among other things, (i) the refranchising of more than 90% of the Applebee's company-operated restaurants, (ii) specific changes in the manner in which our Applebee's and IHOP businesses are managed and serviced, such as the February 2009 establishment of a purchasing cooperative, and the procurement of products and services from such purchasing cooperative, (iii) the possible introduction of a new restaurant concept, IHOP Café, and (iv) more generally, improvements to the overall performance of the Applebee's business by applying some of the strategies we previously applied to the IHOP restaurant business. However, the Applebee's business is different in many respects from the IHOP business. In particular, the Applebee's restaurants are part of the casual dining segment of the restaurant industry whereas the IHOP restaurants are part of the family dining segment, and the Applebee's business is larger, distributed differently across the United States and appeals to a somewhat different segment of the consumer market. Therefore, there can be no assurance that the business strategy we apply to the Applebee's business will be suitable or will achieve similar results to the application of such business strategy to the IHOP system. In particular, the refranchising of company-operated restaurants may not improve the performance of such restaurants and may not reduce the capital expenditures to the extent we anticipate or result in the other intended benefits of the strategy. The conversion of a company-operated restaurant to a franchised restaurant will reduce the total monthly revenue received by us from the restaurant because we receive all of the revenues generated by a company-operated restaurant but receive only the franchise payments generated by franchised restaurants. However, we also expect the conversion of company-operated restaurants to franchised restaurants to reduce or eliminate the operating costs we incur in connection with the restaurant because the operating costs will become the responsibility of the franchisee. The actual benefit from the refranchising of the restaurants is uncertain and may be less than anticipated, and may not be sufficient to offset the loss of revenues from the conversion of the company-operated restaurants.

        As of December 31, 2008 we have refranchised, or have agreements to refranchise, 110 of the 510 Applebee's company-operated restaurants acquired on November 29, 2007. There can be no assurance that we will be able to complete the refranchising of approximately 380 of the remaining company-operated restaurants on desirable terms or within the anticipated time frame. The anticipated proceeds from the refranchising of the Company-owned restaurants are based on current market values, recent comparable transaction valuations, and a number of other assumptions. The refranchising transactions are not expected to be completed for another one to two years. If the market rents, comparable transaction valuations or other assumptions prove to be incorrect, the actual proceeds from the refranchising of the company-operated restaurants may be different than anticipated. In addition, adverse economic, market or other conditions existing in the states in which company-operated real property is located may adversely affect our ability to execute the refranchising transactions or to achieve the anticipated returns from such transactions. Market conditions may have changed at the time the refranchising transactions occur. Finally, the operational improvement initiatives or purchasing initiatives may not be successful or achieve the desired results. In particular, there can be no assurance that the existing franchisees or prospective new franchisees will respond favorably to such initiatives.

        Factors specific to the restaurant industry, some of which are outside of our control, may have a material adverse affect on our business.    The sales and profitability of our restaurants and, in turn, payments from our franchisees may be negatively impacted by a number of factors, some of which are outside our control. The most significant are:

  •
  declines in comparable store sales growth rates due to: (i) failing to meet customers' expectations for food quality and taste or to innovate new menu items to retain the existing customer base and attract new customers; (ii) competitive intrusions in our markets;

    (iii) opening new restaurants that cannibalize the sales of existing restaurants; (iv) failure of national or local marketing to be effective; (v) weakening national, regional and local economic conditions; and (vi) natural disasters or extreme weather conditions.

  •
  negative trends in operating expenses such as: (i) increases in food costs including rising commodity costs; (ii) increases in labor costs including increases in minimum wage and other employment laws, immigration reform, and increases due to tight labor market conditions, health care and workers compensation costs; and (iii) increases in other operating costs including advertising, utilities, lease-related expenses and credit card processing fees;

  •
  the inability to open new restaurants that achieve and sustain acceptable sales volumes;

  •
  the inability to increase menu pricing to offset increased operating expenses;

  •
  failure to effectively manage further penetration into mature markets;

  •
  negative trends in the availability of credit and expenses such as interest rates and the cost of construction materials that will affect our ability or our franchisees' ability to maintain and refurbish existing stores;

  •
  the inability to manage a large number of restaurants due to unanticipated changes in executive management, and availability of qualified restaurant management, staff and other personnel;

  •
  the inability to operate effectively in new and/or highly competitive geographic regions or local markets in which we or our franchisees have limited operating experience; and

  •
  the inability to manage a large number of restaurants in diverse geographic areas with a standardized operational and marketing approach.

        Shortages or interruptions in the supply or delivery of food supplies or price increases could have a material adverse affect on our system-wide sales, revenues or profits.    Our franchised and company-operated restaurants are dependent on frequent deliveries of fresh produce, groceries and other food and beverage products. This subjects us to the risk of shortages or interruptions in food and beverage supplies which may result from a variety of causes including, but not limited to, shortages due to adverse weather, labor unrest, political unrest, terrorism, outbreaks of food-borne illness or other unforeseen circumstances. Such shortages could adversely affect our revenue and profits. Similarly, unanticipated increases in the cost of food and beverage products could adversely affect our revenue and profits. The inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the profits generated by company-operated restaurants or the payments we receive from franchisees.

        Changing health or dietary preferences may cause consumers to avoid Applebee's and IHOP's products in favor of alternative foods.    The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, and the impact on consumer eating habits of new information regarding diet, nutrition and health. Our franchise development and system-wide sales depend on the sustained demand for our products, which may be affected by factors we do not control. Changes in nutritional guidelines issued by the United States Department of Agriculture, issuance of similar guidelines or statistical information by federal, state or local municipalities, or academic studies, among other things, may impact consumer choice and cause consumers to select foods other than those that are offered by Applebee's or IHOP restaurants. We may not be able to adequately adapt Applebee's or IHOP restaurants' menu offerings to keep pace with developments in current consumer preferences, which may result in reductions to the revenues generated by our company-operated restaurants and the franchise payments we receive from franchisees

        Harm to our brands' reputation may have a material adverse effect on our business.    The success of our restaurant business is largely dependent upon brand recognition and the strength of our franchise systems. The continued success of our company-operated restaurants and our franchisees will be directly dependent upon the maintenance of a favorable public view of the Applebee's and IHOP brands. Negative publicity (e.g., crime, scandal, litigation, on-site accidents and injuries or other harm to customers) at a single Applebee's or IHOP location can have a substantial negative impact on the operations of all restaurants within the Applebee's or IHOP system. Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, but particularly regarding food quality, food-borne illness, food tampering, obesity, injury or other health concerns with respect to certain foods, whether or not accurate or valid. The risk of food-borne illness or food tampering cannot be completely eliminated. Any outbreak of food-borne illness or other food-related incidents attributed to Applebee's or IHOP restaurants or within the food service industry or any widespread negative publicity regarding the Applebee's or IHOP brands or the restaurant industry in general could have a material adverse effect on our financial condition or results of operations. Although the Company maintains liability insurance, and each franchisee is required to maintain liability insurance pursuant to its franchise agreements, a liability claim could injure the reputation of all Applebee's or IHOP restaurants, whether or not it is ultimately successful.

        We and our franchisees are subject to a variety of litigation risks that may negatively impact performance.    We and our franchisees are subject to complaints or litigation from guests alleging illness, injury or other food quality, food safety, health or operational concerns. We and our franchisees are also subject to "dram shop" laws in some states pursuant to which we and our franchisees may be subject to liability in connection with personal injuries or property damages incurred in connection with wrongfully serving alcoholic beverages to an intoxicated person. We may also initiate legal proceedings against franchisees for breach of the terms of their franchise agreements. Such claims may reduce the profits generated by company-operated restaurants and the ability of franchisees to make payments to us. These claims may also reduce the ability of franchisees to enter into new franchise agreements with us. Although our franchise agreements require our franchisees to defend and indemnify us, we may be named as a defendant and sustain liability in legal proceedings against franchisees under the doctrines of vicarious liability, agency, negligence or otherwise.

        Ownership of real property exposes us to potential environmental liabilities.    The ownership of real property exposes us to potential environmental liabilities from U.S. Federal, state and local governmental authorities and private lawsuits by individuals or businesses. The potential environmental liabilities in connection with the ownership of real estate are highly uncertain. We currently do not have actual knowledge of any environmental liabilities that would have a material adverse effect on the Company. From time to time, we have experienced some non-material environmental liabilities resulting from environmental issues at our properties. While we are unaware of any material environmental liabilities, it is possible that material environmental liabilities relating to our properties may arise in the future.

        Matters involving employees at certain company-operated restaurants expose us to potential liability.    We are subject to U.S. Federal, state and local employment laws that expose us to potential liability if we are determined to have violated such employment laws. Failure to comply with Federal and state labor laws pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor requirements, sales taxes and other employment-related matters may have a material adverse effect on our business or operations. In addition, employee claims based on, among other things, discrimination, harassment or wrongful termination may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such employment laws are difficult to quantify.

        Our failure or the failure of our franchisees to comply with federal, state and local governmental regulations may subject us to losses and harm our brands.    The restaurant industry is subject to extensive Federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages and those relating to building and zoning requirements and employment. We are also subject to licensing and regulation by state and local departments relating to the service of alcoholic beverages, health, sanitation, fire and safety standards, and to laws governing relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. We are also subject to laws and regulations, which vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation. In connection with the continued operation or remodeling of certain restaurants, we or our franchisees may be required to expend funds to meet Federal, state and local and foreign regulations. The ability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such laws could have an adverse effect on our results of operations. We are subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws contain provisions that supersede the terms of franchise agreements, including provisions concerning the termination or non-renewal of a franchise. Some state franchise laws require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and the franchisees. Changes in, and the cost of compliance with, government regulations could have a material effect on operations.

        We are subject to the Fair Labor Standards Act, various other laws and state and local regulations in the United States and in the foreign countries in which we operate from time to time, governing such matters as minimum-wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the food-service employees in our restaurants are paid at rates related to the United States federal minimum wage or the relevant state minimum wage, and past increases in the United States federal and state minimum wage, as well as changes in the method of calculating the minimum wage and crediting of tips, have increased labor costs, as would future increases. Any increases in labor costs might cause us or our franchisees to inadequately staff Applebee's or IHOP restaurants. Understaffed restaurants could result in reduced gross sales and decreased profits at such restaurants.

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

        Restaurant development plans under development agreements may not be implemented effectively.    We rely on franchisees to develop Applebee's and IHOP restaurants. Restaurant development involves substantial risks, including the following:

  •
  the availability of suitable locations and terms for potential development sites;

  •
  the ability of franchisees to fulfill their commitments to build new restaurants in the numbers and the time frame specified in their development agreements;

  •
  the availability of financing to franchisees at acceptable rates and terms;

  •
  delays in obtaining construction permits and in completion of construction;

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

        The opening and success of Applebee's and IHOP restaurants depend on various factors, including the demand for Applebee's and IHOP restaurants and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, costs of construction, permit issuance and regulatory compliance, the ability to meet construction schedules, the availability of financing and other capabilities of franchisees. There is no assurance that franchisees planning the opening of restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. It cannot be assured that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards.

        Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater credit risk.    As of December 31, 2008, Applebee's franchisees operated 1,470 Applebee's restaurants in the United States (which comprised 78% of the total Applebee's restaurants in the United States). As of December 31, 2008, the nine largest Applebee's franchisees owned 765 restaurants, representing 52% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of credit risk in respect of such franchisees because their financial obligations to us are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experiences financial or other difficulties, it may default on its obligations under multiple franchise agreements including payments to us and the maintenance and improvement of its restaurants. If any of these franchisees are subject to bankruptcy or insolvency proceedings, a bankruptcy court may prevent the termination of the related franchise agreements and development Agreements. Any franchisee that is experiencing financial difficulties may also be unable to participate in implementing changes to our business strategy. Any franchisee that owns and operates a significant number of Applebee's restaurants who fails to comply with its other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. The refranchising of most the company-operated Applebee's restaurants that is part of our strategy is not expected to reduce the degrees of concentration of franchised Applebee's restaurants because the existing franchisees are the likely candidates to acquire company-operated restaurants. The concentration of the franchised Applebee's restaurants in a limited number of franchisees may also reduce our negotiating power with respect to the terms of sale of the company-operated Applebee's restaurants. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurant may be materially adversely affected.

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

        Franchisees may breach the terms of their franchise agreements in a manner that adversely affects our brands.    Franchisees are required to conform to specified product quality standards and other requirements pursuant to their franchise agreements in order to protect our brand and to optimize restaurant performance. However, franchisees may receive through the supply chain or produce sub-standard food or beverage products, which may adversely impact the reputation of our brands. Franchisees may also breach the standards set forth in their respective franchise agreements.

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

        Franchisees generally are not "limited purpose entities," making them subject to business, credit, financial and other risks.    Franchisees may be natural persons or legal entities. Franchisees are often not "limited-purpose entities," making them subject to business, credit, financial and other risks which may be unrelated to the operations of Applebee's or IHOP restaurants. These unrelated risks could materially and adversely affect a franchisee and its ability to make its franchise payments in full or on a timely basis. Any such decrease in franchise payments may have a material adverse effect on us. See "An insolvency or bankruptcy proceeding involving a franchisee could prevent the collection of payments or the exercise of rights under the related franchise agreement," below.

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

        An insolvency or bankruptcy proceeding involving a franchisee could prevent the collection of payments or the exercise of rights under the related franchise agreement.    An insolvency proceeding involving a franchisee could prevent us from collecting payments or exercising any of our other rights under the related franchise agreement. In particular, the protection of the statutory automatic stay that arises by operation of Section 362 of the United States Bankruptcy Code upon the commencement of a bankruptcy proceeding against a franchisee would prohibit us from terminating a franchise agreement previously entered into with a franchisee. Furthermore, a franchisee that is subject to bankruptcy proceedings may reject the franchise agreement in which case we would be limited to a general unsecured claim against the franchisee's bankruptcy estate on account of breach-of-contract damages arising from the rejection. Payments previously made to us by a franchisee that is subject to a bankruptcy proceeding may also be recoverable on behalf of the franchisee as a preferential transfer under the United States Bankruptcy Code.

        Third party claims with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues. There can be no assurance that third parties will not assert infringement or misappropriation claims against us, or claims that our rights in our trademarks, service marks and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on us or our franchisees if such claims were to be decided against us. If our rights in any intellectual property were invalidated or deemed unenforceable, it could permit competing uses of intellectual property which, in turn, could lead to a decline in restaurant revenues and sales of other branded products and services (if any). If the intellectual property became subject to third party infringement, misappropriation or other claims, and such claims were decided against us, then we could be required to develop or adopt non-infringing intellectual property or acquire a license to the intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third party claims.

        If franchisees and other sublicensees do not observe the required quality and trademark usage standards, our brands may suffer reputational damage, which could in turn adversely affect our business. We sublicense our intellectual property to our franchisees and to product suppliers, manufacturers, distributors, advertisers and other third parties. The franchise agreements and other sublicense agreements require that each franchisee or other sublicensee use the intellectual property in accordance with established or approved quality control guidelines. However, there can be no assurance that the franchisees or other sublicensees will use the intellectual property assets in accordance with such guidelines. Franchisee and sublicensee noncompliance with the terms and conditions of the governing franchise agreement or other sublicense agreement may reduce the overall goodwill associated with our brands. Franchisees and other sublicensees may refer to our intellectual property improperly in writings or conversation, resulting in the weakening of the distinctiveness of our intellectual property. There can be no assurance that the franchisees or other sublicensees will not take actions that could have a material adverse effect on the reputation of the Applebee's or IHOP intellectual property. Any such actions could have a corresponding material adverse effect on our business and revenues.

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

        We are heavily dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.    We rely heavily on information systems across our operations, including for examplepoint-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. Significant capital investments might be required to remediate any problems.

Item 1B.    Unresolved Staff Comments.

        On December 2, 2008, the Company received a comment letter from the Staff of the SEC's Division of Corporation Finance (the "Staff") with respect to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. The Company responded to the Staff's comments on December 30, 2008. On January 30, 2009, the Company received a follow-up comment letter from the Staff that the Company responded to on February 18, 2009. The follow-up comments are summarized as follows:

Consolidated Statements of Operations

  •
  Explain why certain assets included in discontinued operations were not included under the caption of "assets held for sale." Explain why property and equipment is shown as being net instead of at the lower of cost or fair value. Provide a description of the nature of the liabilities classified as non-current liabilities related to discontinued operations.

Notes to Consolidated Financial Statements

  •
  Address whether there has been a change in credit risk associated with franchisees or distributors, and indicate whether there is a concentration of credit risk in any franchisee.

  •
  Explain how the Company originally estimated the economic obsolescence factors that resulted in a downward revision of the allocated value of Property & Equipment, and ensure that future filings describe in clear terms the nature of these factors to better explain why the fair value allocation has been written down.

  •
  Beginning in the Form 10-K for the year ended December 31, 2008, consider expanding the critical accounting policy for goodwill to include the annual assessment date and a description of when an interim test is required, as well as a description of how the estimated fair value of reporting units is determined and the significant assumptions used in the analysis.

Management's Discussion and Analysis of Financial Condition and Results of Operations

  •
  Under "Results of Operations," explain the factors that contribute to any material changes in guest traffic as compared to prior periods.

  •
  Provide additional disclosure under "Liquidity and Capital Resources" regarding liquidity requirements as the Company manages its strategy to transition to a 98% franchise system, and address the impact on the ability to service debt obligations if the Company delays or suspends its transition strategy.

  •
  Provide additional disclosure under "Debt Instruments and Related Covenants" of actual covenants and restrictions included in debt instruments, including the nature and impact of cash trapping events on liquidity. Describe what consideration the Company gave to disclosing and analyzing factors that could reasonably likely result in non- compliance with these covenants.

        In response to the Staff's comment letters, the Company has included certain additional disclosures and revised disclosures in this Annual Report on Form 10-K. The Company will continue to respond to any additional comment letters that the Company receives from the Staff.

Item 2.    Properties.

        The table below shows the location and status of the 2,004 Applebee's restaurants as of December 31, 2008:

Location	Franchise	Company- Operated	Total
United States
Alabama	29	—	29
Alaska	2	—	2
Arizona	33	—	33
Arkansas	9	2	11
California	123	—	123
Colorado	28	—	28
Connecticut	9	—	9
Delaware	12	—	12
Florida	109	—	109
Georgia	69	—	69
Idaho	12	—	12
Illinois	52	14	66
Indiana	59	7	66
Iowa	26	—	26
Kansas	19	15	34
Kentucky	32	5	37
Louisiana	17	—	17
Maine	—	11	11
Maryland	14	12	26
Massachusetts	—	32	32
Michigan	21	65	86
Minnesota	2	59	61
Mississippi	14	3	17
Missouri	2	60	62
Montana	7	—	7
Nebraska	19	—	19
Nevada	14	—	14
New Hampshire	—	16	16
New Jersey	55	—	55
New Mexico	11	7	18
New York	99	1	100
North Carolina	55	2	57
North Dakota	10	—	10
Ohio	97	—	97
Oklahoma	20	—	20
Oregon	21	—	21
Pennsylvania	72	2	74
Rhode Island	—	8	8
South Carolina	41	—	41
South Dakota	7	—	7
Tennessee	35	4	39
Texas	94	—	94
Utah	16	—	16
Vermont	—	3	3
Virginia	2	71	73
Washington	39	—	39
West Virginia	15	2	17
Wisconsin	43	4	47
Wyoming	5	—	5

Total Domestic	1,470	405	1,875
International
Bahrain	1	—	1
Brazil	8	—	8
Canada	24	—	24
Chile	2	—	2
China	—	1	1
Greece	8	—	8
Guatemala	2	—	2

Location	Franchise	Company- Operated	Total
Honduras	6	—	6
Italy	2	—	2
Jordan	1	—	1
Kuwait	5	—	5
Lebanon	1	—	1
Mexico	54	—	54
Puerto Rico	1	—	1
Qatar	2	—	2
Saudi Arabia	10	—	10
United Arab Emirates	1	—	1

Total International	128	1	129

Totals	1,598	406	2,004

        The table below shows the location and status of the 1,396 IHOP restaurants as of December 31, 2008

Location	Franchise	Company- Operated	Area License	Total
United States
Alabama	18	—	—	18
Alaska	3	—	—	3
Arizona	34	—	—	34
Arkansas	13	—	—	13
California	224	—	—	224
Colorado	28	—	—	28
Connecticut	5	—	—	5
Delaware	4	—	—	4
District of Columbia	1	—	—	1
Florida	—	—	144	144
Georgia	68	—	4	72
Hawaii	5	—	—	5
Idaho	9	—	—	9
Illinois	52	—	—	52
Indiana	18	—	—	18
Iowa	9	—	—	9
Kansas	16	—	—	16
Kentucky	2	1	—	3
Louisiana	23	—	—	23
Maine	1	—	—	1
Maryland	28	—	—	28
Massachusetts	15	—	—	15
Michigan	17	—	—	17
Minnesota	9	—	—	9
Mississippi	9	—	—	9
Missouri	22	—	—	22
Montana	5	—	—	5
Nebraska	5	—	—	5
Nevada	22	—	—	22
New Hampshire	2	—	—	2
New Jersey	37	—	—	37
New Mexico	12	—	—	12
New York	44	—	—	44
North Carolina	38	—	—	38
North Dakota	1	—	—	1
Ohio	20	9	—	29
Oklahoma	23	—	—	23
Oregon	8	—	—	8
Pennsylvania	17	—	—	17
Rhode Island	2	—	—	2
South Carolina	25	—	—	25
South Dakota	4	—	—	4
Tennessee	29	—	—	29
Texas	171	1	—	172

Location	Franchise	Company- Operated	Area License	Total
Utah	19	—	—	19
Virginia	51	—	—	51
Washington	29	—	—	29
West Virginia	6	—	—	6
Wisconsin	15	—	—	15
Wyoming	3	—	—	3
International
Mexico	3	—	—	3
Canada	1	—	12	13

Totals	1,225	11	160	1,396

        As of December 31, 2008, we operated 406 Applebee's restaurants and 11 IHOP restaurants for a total of 417 company-operated restaurants. Of these restaurants, we leased the building for 66 sites, owned the building and leased the land for 182 sites, owned the land and building for 12 sites and leased the land and building for 157 sites.

        Of the 1,225 franchisee-operated IHOP restaurants, 62 were located on sites owned by us, 705 were located on sites leased by us from third parties and 458 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by the area licensee and all of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensee or the franchisee.

        Leases of IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases of Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of 5 to 20 years. In addition, a substantial portion of the leases for both IHOP and Applebee's restaurants include provisions calling for the periodic escalation of rents during the initial term and/or during renewal terms. The leases typically provide for payment of rents in an amount equal to the greater of a fixed amount or a specified percentage of gross sales and for payment of taxes, insurance premiums, maintenance expenses and certain other costs. Historically, it has been our practice to seek to extend, through negotiation, those leases that expire without renewal options. However, from time to time, we choose not to renew a lease or are unsuccessful in negotiating satisfactory renewal terms. When this occurs, the restaurant is closed and possession of the premises is returned to the landlord.

        Under our Applebee's franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreement. Because most IHOP franchised restaurants developed by us under our Previous Business Model are subleased to the franchisees, IHOP has the ability to regain possession of the subleased restaurant if the franchisee defaults in the payment of rent or other terms of the sublease.

        We currently lease our principal corporate offices and IHOP restaurant support center in Glendale, California, under a lease expiring in June 2010. The Applebee's restaurant support center is located in the Kansas City metropolitan area under a lease expiring in July 2023. We also lease small executive suite space in various cities across the United States for use as regional offices.

Item 3.    Legal Proceedings.

        In addition to those matters described in previous filings, we are subject from time to time to lawsuits, claims and governmental inspections or audits arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. In the opinion of management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such a nature or involve amounts that would not have a material adverse impact on our business or consolidated financial position.

Item 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DIN". The following table sets forth the high and low closing prices of our common stock on the NYSE, and dividends paid, for each quarter of 2008 and 2007.

	Fiscal Year 2008			Fiscal Year 2007
	Prices			Prices
			Dividends Paid			Dividends Paid
Quarter	High	Low		High	Low
First	$53.24	$35.53	$0.25	$60.21	$51.69	$0.25
Second	$52.30	$36.52	$0.25	$60.57	$53.19	$0.25
Third	$38.69	$15.31	$0.25	$71.70	$54.22	$0.25
Fourth	$18.30	$6.15	$0.25	$67.46	$35.57	$0.25

Holders

        As of February 17, 2009, there were approximately 5,300 registered holders of record of our common stock. That number excludes the beneficial owners of shares held in "street" name through banks, brokers and other financial institutions.

Dividends

        The Company had accrued $4.75 million as dividends for the Series A Perpetual Preferred Stock as of December 31, 2008. The dividends were paid in January 2009.

        The Company had paid regular quarterly dividends of $0.25 per common share since May 2003. Effective December 11, 2008, the Company suspended the payment of its quarterly cash dividend to common shareholders for the foreseeable future in order to maximize the financial flexibility of the Company. Future dividend payments on the common shares may be resumed at the discretion of the Board of Directors after consideration of the Company's earnings, financial condition, cash requirements, future prospects and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2008, regarding shares outstanding and available for issuance under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	933,939	$36.37	2,110,199
Equity compensation plans not approved by security holders	—	—	—

Total	933,939	$36.37	2,110,199

        The number of securities remaining available for future issuance includes 1,993,299 shares and 116,900 shares under our 2001 Stock Incentive Plan and 2005 Stock Incentive Plan for Non-Employee Directors, respectively. Please refer to Note 18 of Notes to the Consolidated Financial Statements for a description of each plan.

Issuer Purchases of Equity Securities

        In January 2003, our Board of Directors authorized a program to repurchase shares of our common stock. The Board approved the repurchase of up to 7.2 million shares of common stock from time to time, depending on market conditions and other factors. The total number of shares repurchased through December 31, 2008 under the stock repurchase program is 6,327,877. No repurchases were made during 2008. In February 2009, the Board of Directors cancelled the authorization to repurchase any additional shares under this program.

Stock Performance Graph

        The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Value-Line Restaurants Index ("Restaurant Index") over the five-year period ended December 31, 2008. The graph and table assume $100 invested at the close of trading on the last day of trading in 2003 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Comparison of Five-Year Cumulative Total Return
DineEquity, Inc., Standard & Poor's 500 And Value Line Restaurant Index
(Performance Results Through December 31, 2008)

	2003	2004	2005	2006	2007	2008
DineEquity, Inc.	$100.00	$111.84	$128.16	$146.90	$104.76	$34.74
Standard & Poor's 500	100.00	108.99	112.26	127.55	132.06	81.23
Restaurant Index	100.00	134.55	147.01	182.37	197.84	184.55

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and the consolidated balance sheet data for the years ended and as of December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our audited consolidated financial statements.

	Fiscal Year Ended December 31,
	2008	2007(a)	2006	2005	2004
	(In thousands, except per share amounts)
Revenues
Franchise revenues	$353,331	$205,757	$179,331	$167,384	$157,584
Company restaurant sales	1,103,228	125,905	13,585	13,964	31,564
Rental income	131,347	132,422	132,101	131,626	131,763
Financing revenues	25,722	20,475	24,543	35,049	38,091

Total revenues	1,613,628	484,559	349,560	348,023	359,002

Costs and expenses
Franchise expenses	96,243	88,054	83,079	78,768	77,402
Company restaurant expenses	978,197	117,448	15,601	15,095	34,701
Rental expenses	98,057	98,402	97,904	98,391	95,392
Financing expenses	7,314	1,215	4,240	12,299	12,556
General and administrative expenses	182,239	81,597	63,543	58,801	59,890
Interest expense	203,141	28,654	7,902	8,322	8,395
Impairment and closure charges	240,630	4,381	43	896	14,112
Amortization of intangible assets	12,132	1,132	—	—	—
(Gain) loss on extinguishment of debt	(15,242)	2,223	—	—	—
Other (income) expense, net	(926)	2,030	4,398	4,585	2,387
Loss on derivative financial instrument	—	62,131	—	—	—

Total costs and expenses	1,801,785	487,267	276,710	277,157	304,835

(Loss) income before income taxes	(188,157)	(2,708)	72,850	70,866	54,167
(Benefit) provision for income taxes	(33,698)	(2,228)	28,297	26,929	20,746

Net (loss) income	$(154,459)	$(480)	$44,553	$43,937	$33,421

Net (loss) income	$(154,459)	$(480)	$44,553	$43,937	$33,421
Less: Series A Preferred stock dividends	(19,000)	(1,561)	—	—	—
Less: Accretion of Series B Preferred stock	(2,151)	(181)	—	—	—
Less: Net loss allocated to unvested participating restricted stock	6,417	—	—	—	—

Net (loss) income available to common stockholders	$(169,193)	$(2,222)	$44,553	$43,937	$33,421

Net (loss) income available to common stockholders per share:
Basic	$(10.09)	$(0.13)	$2.46	$2.26	$1.62

Diluted	$(10.09)	$(0.13)	$2.43	$2.24	$1.61

Weighted average shares outstanding:
Basic	16,764	17,232	18,085	19,405	20,606

Diluted	16,764	17,232	18,298	19,603	20,791

Dividends declared per common share(b)	$1.00	$1.00	$1.00	$1.00	$1.00

Dividends paid per common share(b)	$1.00	$1.00	$1.00	$1.00	$1.00

Balance Sheet Data (end of year)
Cash and cash equivalents	$114,443	$26,838	$19,516	$23,111	$44,031
Restricted cash—short-term	83,355	128,138	—	—	—
Restricted cash—long-term	53,395	57,962	—	—	—
Short-term investments	276	300	—	—	14,504
Property and equipment, net	824,482	1,139,616	309,737	317,959	326,848
Total assets	3,361,217	3,831,162	766,250	770,203	821,084
Long-term debt, net of current maturities	1,853,367	2,263,887	94,468	114,210	133,768
Financing obligations, net of current maturities	318,651	—	—	—	—
Capital lease obligations, net of current maturities	161,310	168,242	170,412	172,681	173,925
Stockholders' equity	42,767	209,373	289,213	293,846	339,764

(a)
We acquired Applebee's International, Inc. on November 29, 2007. The results of operations related to this acquisition have been included in our fiscal 2007 consolidated operating results since the date of the acquisition.

(b)
Effective December 11, 2008, the Company has suspended payments of dividends to common stockholders for the foreseeable future.

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

Overview

        The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. (the "Company," "we" or "our") . The first International House of Pancakes ("IHOP") restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter we began developing and franchising additional restaurants. In November 2007, we completed the acquisition of Applebee's International, Inc. ("Applebee's") which became a wholly-owned subsidiary of the Company. We own and operate two restaurant concepts in the casual dining and family dining niches: Applebee's Neighborhood Grill and Bar® and IHOP. Reference herein to Applebee's and IHOP restaurants are to those franchise-operated restaurants and company-operated restaurants. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company. With more than 3,400 restaurants combined, we are one of the largest full-service restaurant companies in the world.

Key Overall Strategies

        We are in the early stages of a multi-year revitalization process for the Applebee's brand as outlined below and have been focused on both stabilizing the business and building the foundation for growth in 2009 and beyond, a foundation similar to that from which IHOP has demonstrated consistent growth. We will seek to enhance shareholder value by executing the following business strategies for Applebee's and IHOP restaurants.

  Applebee's Key Strategies

  Franchise Company-Operated Restaurants and Sell Owned Real Estate

        We have made significant progress in implementing our strategy to franchise our company-operated restaurants and sell our owned real estate resulting in a less capital-intensive development model. During 2008, we:

  •
  completed the sale-leaseback of 181, or 91% of our fee-owned, company-operated restaurants resulting in cash proceeds used to reduce debt by $304.8 million;

  •
  franchised 103 restaurants in the California, Nevada, Delaware and Texas markets resulting in cash proceeds used to reduce debt by $47.0 million; and

  •
  completed the sale-leaseback of our restaurant support headquarters in Lenexa, Kansas, resulting in cash proceeds of $39.0 million.

        We have agreements to franchise an additional seven company-operated restaurants in the first fiscal quarter of 2009; the franchising of five of these was completed on February 24, 2009. We are actively engaged with several interested buyers for each of Applebee's remaining company-operated restaurants, except for a number of locations we intend to keep as research and development locations in the Kansas City market. We are aiming to franchise approximately 200 restaurants in 2009 with the reminder being franchised in 2010. These two initiatives and the strategic emphasis on franchising going forward are designed to reduce the operating and overhead costs attributable to the domestic company-operated restaurants and reduce the capital requirements needed to operate the business.

  Energize the Applebee's Brand

        We have made progress in revitalizing the Applebee's brand in 2008 in the following areas:

  •
  we introduced a new Applebee's advertising campaign—"It's a Whole New Neighborhood." Our message in the ads clearly focuses on classic grill & bar food in a way that is unique to Applebee's;

  •
  we developed our brand positioning, refined our customer targets, and introduced our new menu strategy;

  •
  we developed new classic grill and bar menu offerings scheduled for introduction in early 2009; and

  •
  we introduced a new value offering in the fourth quarter to help drive guest traffic. Based on favorable consumer response to this value proposition we will continue to focus on value in 2009.

  Improve Restaurant Operations and Profitabilty

        Initiatives to improve operations and profitability at Applebee's restaurants system-wide were introduced in 2008:

  •
  we implemented initiatives in our company-operated restaurants to increase restaurant profitability including improved labor scheduling and labor rate controls, food cost improvement initiatives, and stricter management of complimentary meals and discounts;

  •
  we improved overall guest satisfaction with faster meal delivery times, better food quality and server attentiveness. We will continue to drive improved results and strive to ensure that every guest leaves happy; and

  •
  we implemented a franchisee operations rating system to provide visibility to our franchisees concerning their performance in relation to guest experience, food safety and training.

        In a challenging economic environment and a highly competitive casual dining category, there can be no assurance that the strategies described above, when implemented, will achieve the intended results, including the franchising of the remaining domestic company-operated restaurants, within the time frame described above.

  IHOP's Key Strategies

        We pursue growth through a three-part strategic framework: (1) energize the IHOP brand; (2) improve operations performance; and (3) maximize franchise development.

  Energize the IHOP Brand

        We seek to energize our brand by continuing our "Come Hungry. Leave Happy" advertising campaign. This message has successfully resonated with our guests for almost six years and we expect to continue with this campaign in the future. In addition, we seek to enhance our media strategies to emphasize national advertising on broadcast, cable and syndicated television and strengthen our product promotion process. Over the last two years, we have shifted the allocation of our media spending towards national advertising. Five of the six media windows utilized by us in 2008 placed significant emphasis on national media spending. We had not utilized any national media prior to 2003. In 2003, we also initiated the strategy of limited time offers on promotional products. Since that time, we have enhanced our execution of this promotional product approach by improving the appeal of these promotions and the franchisees' execution.

        In addition, by the end of 2010, our franchisees will have completed the remodel of all restaurants to our current updated look. We developed new prototype and remodel programs in 2004, which have become the standards for all development and remodel activity going forward. We also launched our "IHOP 'n Go" takeout program in February 2007 and a successful gift card program in 2006 in order to ensure that we remain relevant with our customers and meet their changing dining patterns.

  Improve Operations Performance

        We will seek to continue to improve the operations of the restaurants. During 2003, we established an IHOP franchisee ratings system to evaluate the operational standards of each of our restaurant units. This franchisee rating system is a comprehensive scorecard in which we assign grades that covers mystery shop scores, operational assessment scores and health department ratings, among other things. By December 31, 2008, 88.5% of all franchisees had received grades of "A" or "B" for their restaurants. In addition, we intend to continue focusing on making exceptional service a priority for franchisees by providing tools for improved restaurant execution, while highlighting our motto "service as good as our pancakes." Substantially all IHOP restaurants are using pollable point-of-sale ("POS") systems to capture and report a broad range of sales and product mix data. This information is used by management to, among other things, gauge guest acceptance of menu items and the success of promotions and limited time offers.

  Maximize Franchise Development

        Under the Current Business Model, IHOP seeks to maximize franchise development by emphasizing the recruitment of franchise developers within and outside the current system in order to grow its revenues. Because of our strong existing franchisee base, since 2003, more than 70% of new restaurants have been opened by pre-existing franchisees. This strategy has proven very successful as franchisees have developed approximately 287 units since the inception of the Current Business Model and we have a pipeline of 418 additional new units committed, optioned or pending. In addition, we may take steps to intervene, consolidate, and rehabilitate one or two existing markets if we believe that doing so is advisable in order to fully realize development potential. To effect this strategy, we would repurchase units from certain existing franchisees and package them in a sale to a franchise developer who would commit to maximize development in the market.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

  Global Economic Contraction

        In 2008, economic conditions in both the U.S. and worldwide have experienced a downturn due to the compounded effects of the subprime lending crisis, the credit market liquidity crisis, and the collateral effects of each on the finance and banking industries. In addition, volatile energy costs, concerns about inflation and deflation, slower economic activity, softness in both the commercial and residential real estate markets, decreased consumer confidence, reduced corporate profits and capital spending and rising unemployment have combined to create generally adverse business conditions for all industries and sectors. These conditions make it extremely difficult for us to accurately forecast and plan future business activities as the reduction in disposable income for discretionary spending could cause our customers to change historic purchasing behavior and choose lower-cost dining options or alternatives to dining out.

        These economic developments may affect our business and operations in a number of ways, including but not limited to:

  •
  lower profitability and cash flows from company-operated restaurants;

  •
  reduced payments from franchisees due to both a lower sales base on which royalties and other payments are calculated and possible impairment to the ability of franchisees to make payments when due as the result of the economic effects cited above on their businesses;

  •
  limited availability of financing for franchisees to fulfill their new restaurant development commitments;

  •
  limited credit availability for potential purchasers of Applebee's company-operated restaurants;

  •
  lower proceeds from refranchising transactions due to both lower sales and profitability or inability to consummate transactions at all; and

  •
  lower estimated fair values for goodwill, intangible assets and long-lived assets resulting in future non-cash impairment charges.

        We cannot predict the effect or duration of this economic slowdown or the timing or strength of a subsequent recovery in the economy in general or the restaurant industry in particular. If our business significantly deteriorates due to these macroeconomic effects, our financial condition and results of operations will likely be materially and adversely affected.

  Securitized Debt and Related Interest Expense

        We incurred a substantial amount of indebtedness to finance the Applebee's acquisition. As a result, our interest expense has increased significantly from that reported in prior years and is expected to remain as one of the largest components of costs and expenses in the future until such time that debt balances are repaid or otherwise retired.

  Significant Gains and Charges

        There were several significant gains and charges affecting the comparisons with previously reported results. In 2008, we recognized impairment and closure charges of $240.6 million and a gain on extinguishment of debt of $15.2 million. In 2007, we recognized a loss on a derivative financial instrument of $62.1 million, impairment and closure charges of $4.4 million and a loss on extinguishment of debt of $2.2 million. Each transaction is discussed in further detail under paragraphs captioned with those descriptions elsewhere in Item 7. Given the uncertainty as to the length of the current economic contraction and the timing and degree of recovery, it is reasonably possible that impairment charges may occur in future periods. The fair value of our debt is currently less than its carrying value (see Note 14 of Notes to the Consolidated Financial Statements) and is likely to remain less than carrying value for the foreseeable future such that it is reasonably possible that extinguishments of debt will result in gains in future periods.

  Financial Statement Effect of Franchising Company-Operated Restaurants

        We franchised 103 Applebee's company-operated restaurants during 2008 and are planning to franchise a significant majority of the remaining 406 company-operated Applebee's by the end of 2010. As the number of company-operated restaurants declines, the amount of Company restaurant revenues and Company restaurant expenses in future periods will decline significantly compared to amounts reported in previous periods. Franchise royalty revenues and expenses will likely increase as company-operated restaurants are franchised, although not in the same magnitude as the Company restaurant revenues decline as franchise royalties are based on a percentage of the franchisee's revenues.

Segment Reporting

        Our revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations, and financing operations. Within the applicable segment, we operate two distinct restaurant concepts: Applebee's and IHOP.

  Applebee's

        The franchise operations segment consists of restaurants operated by Applebee's franchisees in the United States, one U.S. territory and 15 countries outside of the United States. Franchise operations revenue consists primarily of franchise royalty revenues and the portion of the franchise fees allocated to Applebee's intellectual property. Franchise operations expenses include pre-opening training expenses and other franchise-related costs.

        The company restaurant operations segment consists of company-operated restaurants in the United States and China. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

        Rental operations activities are not currently a significant part of Applebee's business.

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

Captive Insurance Subsidiary

        In connection with the acquisition of Applebee's, the Company acquired Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary of Applebee's, which provides Applebee's and qualified Applebee's franchisees with workers' compensation and general liability insurance. The captive insurance subsidiary ceased writing insurance prior to the acquisition. Franchise operations expense includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary as of December 31, 2008:

  •
  franchise premium receivables of approximately $0.7 million included in receivables related to captive insurance subsidiary;

  •
  cash equivalents and other long-term investments restricted for the payment of claims of approximately $5.6 million are included in restricted assets related to the captive insurance subsidiary; and

  •
  loss reserve related to captive insurance subsidiary of approximately $4.5 million, with approximately $3.3 million and $1.2 million included in other current liabilities and other non-current liabilities, respectively.

Restaurant Data

        The following table sets forth, for each of the past three years, the number of effective restaurants in the IHOP system and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year. "Effective restaurants" are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations. Pro forma information on Applebee's restaurant data and restaurant development and franchising activity is presented in the section entitled "Pro forma comparison of the fiscal years ended December 31, 2008 and 2007—Applebee's" herein.

	Year Ended December 31,
	2008	2007	2006
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,189	1,144	1,095
Company	10	12	8
Area license	158	158	156

Total	1,357	1,314	1,259

System-wide(b)
IHOP sales percentage change(c)	5.5%	6.9%	7.4%
IHOP same-store sales percentage change(d)	1.5%	2.2%	2.5%
Franchise(b)
IHOP sales percentage change(c)	5.9%	7.1%	7.5%
IHOP same-store sales percentage change(d)	1.5%	2.2%	2.5%
Area License(b)
IHOP sales percentage change(b)(c)	3.1%	4.2%	6.5%

(a)
"Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP system, which includes restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)
"System-wide sales" are retail sales of IHOP restaurants operated by franchisees, area licensees (related to IHOP only) and the Company, as reported to the Company. IHOP franchise restaurant sales were $2.2 billion, $2.1 billion and $2.0 billion for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. Sales at IHOP area license restaurants were $218.4 million, $211.9 million and $203.3 million for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

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

        The following table summarizes IHOP restaurant development and franchising activity:

	Year Ended December 31,
	2008	2007	2006	2005	2004
IHOP Restaurant Development Activity
Beginning of year	1,344	1,302	1,242	1,186	1,165
New openings
Company-developed	1	—	4	4	6
Franchisee-developed	62	57	57	58	35
International franchisee-developed	3	2	—	—	—
Area license	5	1	8	5	6

Total new openings	71	60	69	67	47
Closings
Company	—	(2)	—	(1)	(11)
Franchise	(17)	(12)	(8)	(10)	(15)
Area license	(2)	(4)	(1)	—	—

End of year	1,396	1,344	1,302	1,242	1,186

Summary—end of year
Franchise	1,225	1,176	1,132	1,082	1,028
Company	11	11	10	7	10
Area license	160	157	160	153	148

Total	1,396	1,344	1,302	1,242	1,186

IHOP Restaurant Franchising Activity
Company-developed	—	—	—	3	8
Franchisee-developed	62	57	57	58	35
International franchisee-developed	3	2	—	—	—
Rehabilitated and refranchised	13	4	9	26	33

Total restaurant franchised	78	63	66	87	76
Reacquired by the Company	(13)	(7)	(8)	(23)	(12)
Closed	(16)	(12)	(8)	(10)	(15)

Net addition	49	44	50	54	49

Results of Operations

        The following table contains information derived from our consolidated statements of operations expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

	Year Ended December 31,
	2008	2007	2006
Revenues
Franchise operations revenues	21.9%	42.4%	51.3%
Company restaurant sales	68.4	26.0	3.9
Rental operations income	8.1	27.4	37.8
Financing operations revenues	1.6	4.2	7.0

Total revenues	100.0%	100.0%	100.0%

Costs and Expenses
Franchise operation expenses	6.0%	18.2%	23.8%
Company restaurant expenses	60.6	24.2	4.5
Rental operations expenses	6.1	20.3	28.0
Financing operations expenses	0.5	0.3	1.2
General and administrative expenses	11.3	16.8	18.2
Interest expense	12.6	5.9	2.3
Amortization of intangible assets	0.8	0.2	0.0
Other (income) expense, net	(0.1)	0.4	1.3
Impairment and closure charges	14.9	0.9	0.0
Loss on derivative financial instrument	—	12.8	—
(Gain) loss on extinguishment of debt	(0.9)	0.5	—

Total costs and expenses	111.7	100.6	79.2

(Loss) income before income taxes	(11.7)	(0.6)	20.8
(Benefit) provision for income taxes	(2.1)	(0.5)	8.1

Net (loss) income	(9.6)%	(0.1)%	12.7%

Comparison of the fiscal years ended December 31, 2008 and 2007

Overview

        Our 2008 financial results were significantly impacted by (i) the inclusion of twelve months of Applebee's operations as compared with one month in fiscal 2007, (ii) impairment charges related to goodwill, intangible assets and real property, (iii) increased interest expense on $2.3 billion worth of funded debt and (iv) a loss on a derivative financial instrument in 2007 that did not recur in 2008. In comparing the Company's financial results for 2008 to those in 2007, we note that:

  •
  total revenues increased $1.1 billion from $0.5 billion in 2007 to $1.6 billion in 2008, with revenues from Applebee's company restaurant sales comprising more than two-thirds of total revenue;

  •
  operations profit from the four operating segments combined increased by $254 million from $179 million in 2007 to $433 million in 2008; and

  •
  general and administrative expenses decreased as a percentage of total revenues from 16.8% in 2007 to 11.3% in 2008.

Franchise Operations

	2008	2007	Variance
	(In thousands)
Franchise Revenues
Applebee's	$148,391	$14,173	$134,218
IHOP	204,940	191,584	13,356

Total franchise revenues	353,331	205,757	147,574

Cost of franchise revenues
Applebee's	4,122	164	(3,958)
IHOP	92,121	87,890	(4,231)

Total cost of franchise revenues	96,243	88,054	(8,189)

Franchise Segment Profit
Applebee's	144,269	14,009	130,260
IHOP	112,819	103,694	9,125

Total franchise segment profit	$257,088	$117,703	$139,385

        Consolidated franchise revenues grew by $147.6 million or 71.7% in 2008 as compared to 2007, with $134.2 million of the increase due to the Applebee's acquisition (see "Pro Forma Comparison of the fiscal years ended December 31, 2008, 2007 and 2006—Applebee's"). In addition, IHOP franchise revenues increased $13.4 million, or 7.0%, in 2008 compared to 2007. The growth in IHOP franchise revenues was primarily due to a 5.9% increase in total IHOP franchise restaurant sales that was primarily attributable to the following:

  •
  effective IHOP franchise restaurants increased by 3.9%; and

  •
  same-store sales for IHOP franchise restaurants increased by 1.5%.

        Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees and area licensees pay us royalties and other fees that are generally based on a percentage of their sales. "Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. IHOP effective franchise restaurants increased to 1,189 units, an increase of 45 due to net new restaurant openings in 2008 and the annualized effect of new restaurant development in 2007.

        In 2008, IHOP introduced several new promotions: Shortcake Pancakes, Tour de French Toast, and Coffee Cake Pancakes, as well as a 14-week Discover America Pancakes campaign that was part of a celebration of IHOP's 50th anniversary. IHOP also promoted the brand with menu tie-ins to the film "Horton Hears a Who."

        IHOP continued its string of 23 consecutive quarters of same-store sales growth through the third fiscal quarter of 2008, but guest traffic declined in the fourth fiscal quarter of 2008 due to a combination of several severe hurricanes and the mounting economic crisis that began to erode customer confidence.

        Consolidated franchise expenses increased by $8.2 million in 2008 as compared to 2007, which was due to the increase in franchise expenses for IHOP restaurants of $4.2 million and the inclusion of twelve months of Applebee's franchise expenses in 2008 as opposed to one month in 2007. IHOP franchise expenses such as advertising and the cost of proprietary products are related to IHOP franchise restaurant retail sales. The increase in IHOP franchise expenses was primarily a result of the 5.9% increase in IHOP franchise restaurant retail sales, in addition to an increase in the amount of financial relief granted to IHOP franchisees. These increases were partially offset by lower bad debt expense. Applebee's franchise expenses are relatively smaller than IHOP's due to advertising expenses. Franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operation; however, Applebee's national advertising fund and local advertising cooperatives constitute agency transactions and therefore are not recognized as franchise revenue and expense.

        Consolidated franchise operations profit increased by $139.4 million in the 2008 compared to 2007. This increase was due primarily to the Applebee's acquisition. IHOP franchise operations profit as a percentage of revenue increased from 54.1% to 55.1%, or $9.1 million, in 2008 compared to 2007.

Company Restaurant Operations

	2008	2007	Variance
	(In thousands)
Company Restaurant Sales
Applebee's	$1,088,101	$108,784	$979,317
IHOP	15,127	17,121	(1,994)

Total company restaurant sales	1,103,228	125,905	977,323

Cost of company restaurant sales
Applebee's	961,019	97,838	(863,181)
IHOP	17,178	19,610	2,432

Total cost of company restaurant sales	978,197	117,448	(860,749)

Company Restaurant Segment Profit (Loss)
Applebee's	127,082	10,946	116,136
IHOP	(2,051)	(2,489)	438

Total company restaurant segment profit	$125,031	$8,457	$116,574

        Total company restaurant sales increased in 2008 by $977.3 million as compared to 2007. The increase in total company restaurant sales was due to the Applebee's acquisition which contributed $979.3 million of the increase. The company restaurant expenses increased by $860.8 million as compared to 2007. This increase was due to Applebee's, which contributed $863.2 million of the increase (see "Pro Forma Comparison of the fiscal years ended December 31, 2008, 2007 and 2006—Applebee's").

        IHOP company restaurant operations, which are essentially research and development restaurants and restaurants reacquired from franchisees that are operated on a temporary basis, were relatively unchanged from the prior year. IHOP company restaurant sales and cost of sales were lower in 2008 as compared to 2007 due to two fewer effective restaurants, resulting in a slightly lower segment loss.

Rental Operations

	2008	2007	Variance
	(In thousands)
Rental income	$131,347	$132,422	$(1,075)
Rental expenses	98,057	98,402	345

Rental segment profit	$33,290	$34,020	$(730)

        Rental operations profit, which is rental income less rental expenses, decreased by $0.7 million or 2.1% in 2008 as compared to 2007. Rental operations profit was impacted by the write-off of deferred rent resulting from terminated subleases on restaurants reacquired in 2008. Deferred rent on operating subleases is the difference between straight-line rent and the actual amount received. Straight-line rent is the amount of rent over the full lease term spread over equal monthly amounts.

        Prior to 2008, rental operations were exclusively related to IHOP. As the result of several transactions related to the franchising of Applebee's company-operated restaurants, Applebee's now has rental income. The amount of Applebee's rental income in 2008 was $58,000 offset by $28,000 of expense. The activity relates only to the franchising of the restaurants; Applebee's is not entering into rental operations similar to those of IHOP.

Financing Operations

	2008	2007	Variance
	(In thousands)
Financing income	$25,722	$20,475	$5,247
Financing expenses	7,314	1,215	(6,099)

Financing segment profit	$18,408	$19,260	$(852)

        Financing operations profit, which is financing revenues less financing expenses, is exclusively attributable to the IHOP business unit. In 2008, financing operations profit decreased by $0.9 million compared to 2007. This decrease was primarily attributable to the decrease in franchise and equipment note interest due to the expected reduction in franchise fee note balances. These decreases were partially offset by an increase in net profit margin on the sale of franchises and equipment associated with company-developed and rehabilitated and refranchised restaurants. In 2008, the Company had a net profit margin of $0.6 million associated with 14 refranchised restaurants, compared to a margin of $0.1 million associated with four refranchised restaurants in 2007.

General and Administrative Expenses

        General and administrative expenses increased by $100.6 million or 123.3% in 2008 compared to the prior year, primarily due to the inclusion of twelve months of Applebee's expenses in 2008 as opposed to one month in 2007. The full year of Applebee's expenses represented $89.6 million of the increase. The remainder of the increase was primarily due to litigation settlements of $4.7 million, and increased professional and consulting services of $5.3 million, primarily related to the ongoing integration of Applebee's. The Company expects that general and administrative expenses will decrease in 2009 due to (i) the planned refranchising of approximately 200 Applebee's company-operated restaurants and (ii) cost-cutting measures implemented in February 2009.

Interest Expense

        Interest expense increased by $174.5 million in 2008 compared to 2007, primarily attributable to a full year of interest expense associated with the debt incurred for the acquisition as compared to one month in 2007. Interest expense in 2008 comprised primarily: interest on acquisition-related debt of $147.6 million; interest on Applebee's financing obligations related to sales-leaseback transactions of $14.4 million; non-cash amortization of deferred financing costs of $26.1 million; and non-cash amortization of the loss on the effective portion of an interest rate swap of $12.8 million.

Impairment and Closure Charges

        Impairment and closure charges increased significantly to $240.6 million in 2008 compared to $4.4 million in 2007, with closure charges representing $0.3 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively.

        In June 2008, the Company entered into a sale-leaseback transaction relating to 181 parcels of real estate comprising land, buildings and improvements. The net book value of the real estate exceeded the proceeds received by $40.6 million. All of the parcels involved in the transactions had been acquired in the November 29, 2007 acquisition of Applebee's and their estimated fair value was assigned as part of the purchase price allocation as of that date. The Company evaluated events subsequent to November 29, 2007 and noted a deterioration in both the domestic real estate and credit markets between the date of the purchase price allocation and the June 2008 closing date of the sale-leaseback transactions. In the absence of objective evidence to the contrary, the Company concluded that the estimated fair value of the real estate determined in the purchase price allocation had been reasonable, and the decline in value related primarily to market events subsequent to the acquisition date necessitating an impairment charge as opposed to an adjustment to the allocated purchase price.

        The Company evaluated whether this charge, in addition to other macroeconomic data and the decline in the market price of the Company's common stock, were indicators of potential impairment of its goodwill, intangible assets and long-lived assets. The Company concluded that they were not indicators, because (i) the impairment charge was related to a specific transaction that resulted in the disposal of the majority of the Company's real estate; (ii) Applebee's June 30, 2008 year-to-date same-store sales for company-operated stores had increased slightly compared with the same period of the prior year; (iii) while directionally the U.S. economy was slowing down, there was considerable uncertainty as to the depth and duration of the slowdown, such that the Company believed its internal forecasts of same-store sales growth were achievable; and (iv) the Company's net book value was in excess of its market capitalization throughout the period up to and including the date of filing its Form 10-Q for the Quarterly Period ending June 30, 2008.

        As part of the ongoing assessment of the recoverability of its long-lived assets, the Company recorded impairment charges of $28.3 million for the three-month period ended September 30, 2008. Of that amount, $26.8 million related to Applebee's properties and primarily resulted from a continuing deterioration in credit markets in general and a decline in operating results of Applebee's company-operated restaurants expected to be franchised in particular geographic areas. The remainder of the impairment related to an individual underperforming IHOP property whose estimates of future cash flows indicated that the carrying value would not be recovered.

        The Company again evaluated whether the impairment charges taken in the third quarter of 2008, in addition to other macroeconomic data and the decline in the market price of the Company's common stock, were an indicator of potential impairment of its goodwill, intangible assets and long-lived assets. The Company concluded that they were not an indicator, because (i) the impairments were related to specific transactions in three geographic markets characterized as having a larger proportion of underperforming restaurants than the other geographic markets in which the remaining company-operated restaurants are located; (ii) while Applebee's year-to-date September 30, 2008 same-store sales for company-operated stores had decreased slightly compared with the same period of the prior year, the Company was in the process of implementing several initiatives designed to improve the same-store sales and did not believe there had been enough time to adequately assess the effectiveness of those initiatives; (iii) while economic data confirmed that the U.S. economy had been recessionary since December of 2007, there was still considerable uncertainty as to the depth and duration of the slowdown, and although Applebee's year-to-date same-store sales were lower than the prior period, Applebee's decline had been less than its competitors, such that the Company believed its internal forecasts of same-store sales growth were achievable; and (iv) the Company's net book value was in excess of its market capitalization throughout the third quarter ended September 30, 2008, and while the market capitalization did decline below the Company's net book value subsequent to September 30, 2008, by the October 31, 2008 date of filing its Form 10-Q for the Quarterly Period ending September 30, 2008, the Company's net book value was in excess of its market capitalization.

        In the fourth quarter of 2008, the Company completed its annual test for impairment of goodwill. We utilized a discounted cash flows model of the income approach to assess the fair value of our three reporting units, the IHOP franchised restaurants unit ("IHOP unit"), Applebee's company-operated restaurants unit ("Applebee's company unit") and Applebee's franchised restaurants unit ("Applebee's franchise unit"). The impairment test of goodwill of the two Applebee's units which hold the significant majority of the total goodwill was performed as of October 31, 2008. The impairment test of the goodwill of the IHOP unit was performed as of December 31, 2008, the date as of which the analysis has been performed in prior years.

        The first step of the impairment test compared the fair value of each of our reporting units to their carrying value. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital along with an appropriate discount rate. Additional assumptions were made as to proceeds to be received from future franchising of company-operated restaurants. Based on this first step, we concluded that the fair value of the IHOP unit and the Applebee's franchise unit was in excess of their respective net carrying values and no impairment of goodwill was warranted. However, the fair value of the Applebee's company unit was less than the net carrying value of its assets assigned, requiring the second step of the impairment test. In performing the second step of the impairment test we concluded that the goodwill allocated to the Applebee's company unit was fully impaired and an impairment charge of $113.5 million was recorded. No tax benefit is associated with the impairment of goodwill.

        During the fourth quarter of 2008 the commercial real estate market continued to weaken, the credit markets continued constrained, economic forecasts were uncertain as to how long the recessionary period would last, and the company's stock price declined. The Company revised the significant assumptions underlying the discounted cash flows model and updated its impairment analysis of the Applebee's franchise unit. The Company determined the fair value of the Applebee's franchise unit was in excess of its carrying value as of December 31, 2008.

        In addition, the Company performed an impairment test of its indefinite-lived intangible assets, primarily the Applebee's tradename assigned in the purchase price allocation. We utilized the relief from royalty method under the income approach to determine the fair value of the tradename. We determined the fair value of the tradename as of December 31, 2008 was less than the carrying value. An impairment charge of $44.1 million was recorded with a tax benefit of $17.3 million associated with the charge.

        Impairment and closure charges in 2007 included the impairment of long lived assets for three restaurants closed in 2007, and impairment losses on two restaurants in which the reacquisition values exceeded the historical resale values. The decision to close or impair the restaurants in 2007 was a result of a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria. The assets for these restaurants were written down to their estimated fair value.

Amortization of Intangible Assets

        Amortization of intangible assets was $12.1 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively. The increase was due to the inclusion of twelve months of amortization in 2008 as compared to one month in 2007. The amortization relates to intangible assets with finite lives, primarily franchising rights, recorded as part the allocation of the Applebee's purchase price.

(Gain) Loss on Extinguishment of Debt

        In August 2008, the Company retired certain Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037 with a face amount of $23.5 million for a cash payment of $20.0 million. The transaction resulted in a gain of $2.4 million after the write-off of the discount and deferred financing costs related to the debt retired.

        In October 2008, the Company retired certain Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037 with a face amount of $35.2 million for a cash payment of $20.0 million. The Company recognized a gain on extinguishment of debt of approximately $12.8 million after the write-off of the discount and deferred financing costs related to the debt retired.

        The loss on extinguishment of debt of $2.2 million in 2007 resulted from early debt retirement with funds generated by the securitization transactions for IHOP. These costs include the write-off of deferred financing costs in the amount of $1.0 million, and $1.2 million for prepayment penalties as a result of paying off IHOP's pre-existing debt.

Loss on Derivative Financial Instrument

        As further described under "Liquidity and Capital Resources," we entered into a swap arrangement in July 2007. We terminated the swap arrangement upon the consummation of the Applebee's acquisition on November 29, 2007. Settlement of the swap resulted in a loss related to the decline in fair value of the undesignated portion of the hedge of $62.1 million for 2007. No such transaction occurred in 2008.

Provision for Income Taxes

        We recognized a tax benefit of $33.7 million in 2008 as compared to a tax benefit of $2.2 million in 2007. The change was primarily due to the decrease in our pretax book income, partially offset by impairment of non-deductible goodwill.

Comparison of the fiscal years ended December 31, 2007 and 2006

Overview

        Our 2007 financial results were significantly impacted by one month of Applebee's operations since the date of acquisition, a loss on derivative financial instrument and increased interest expense on $2.3 billion worth of funded debt. In comparing the Company's financial results for 2007 to those in 2006, we note that:

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

Franchise Operations

	2007	2006	Variance
Revenues
Applebee's	$14,173	$—	$14,173
IHOP	191,584	179,331	12,253

Total Franchise Revenue	$205,757	$179,331	$26,426

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

        Total company restaurant sales in 2007 increased by $112.3 million as compared to 2006. The increase in total company restaurant sales was due almost exclusively to the Applebee's acquisition which contributed $108.8 million of the increase. The company restaurant expenses increased by $101.8 million, or 652.7%, as compared to 2006. This increase was due almost exclusively to Applebee's, which contributed $97.8 million, or 627.0%, of the increase.

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

Interest Expense

        Interest expense increased by $20.8 million in 2007 compared to 2006, primarily due to one month of Applebee's expenses in the amount of $14.6 million which is attributable to interest associated with the securitization for the acquisition. Interest expense for IHOP increased by $6.1 million or 77.4% in 2007 compared to 2006 as a result of the higher level of debt associated with the securitizations.

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

Loss on Extinguishment of Debt

        The loss on extinguishment of debt of $2.2 million in 2007 resulted from early debt retirement with funds generated by the securitization transactions for IHOP. These costs include the write-off of deferred financing costs in the amount of $1.0 million, and $1.2 million for prepayment penalties as a result of paying off IHOP's pre-existing debt.

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

Pro Forma Comparison of the fiscal years ended December 31, 2008, 2007 and 2006—Applebee's

        The following section illustrates certain financial results of Applebee's on a stand-alone basis comparing 2008 as consolidated into the Company with 2007 information comprised of the 11-month data from Applebee's prior to the acquisition date of November 29, 2007 and the one-month data of Applebee's subsequent to the acquisition date ("Pro Forma 2007"). Pro Forma 2007 is also compared with 2006 information representing data derived from Applebee's prior to the acquisition date ("Predecessor Applebee's").

Restaurant Data

        The following table sets forth, for each of the past three years, the number of effective restaurants in the Applebee's system and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year.

	Year Ended December 31,
	2008	2007	2006
		(Pro Forma)	(Predecessor Applebee's)
Applebee's Restaurant Data
Effective restaurants(a)
Franchise	1,504	1,429	1,353
Company	486	513	506

Total	1,990	1,942	1,859

System-wide(b)
Applebee's domestic sales percentage change(c)(e)	(0.4)%	(0.2)%	8.4%
Applebee's domestic same-store sales percentage change(d)(e)	(2.2)%	(2.1)%	(0.6)%
Franchise(b)
Applebee's domestic sales percentage change (c)(e)	1.6%	0.1%	7.6%
Applebee's domestic same-store sales percentage change(d)(e)	(2.4)%	(2.0)%	(0.5)%
Company
Applebee's sales percentage change(c)(e)	(6.1)%	(0.9)%	10.6%
Applebee's same-store sales percentage (d)(e)	(1.3)%	(2.2)%	(1.0)%

(a)
"Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee's system, which includes restaurants owned by Applebee's as well as those owned by franchisees and international licensees.

(b)
"System-wide sales" are retail sales of Applebee's restaurants operated by franchisees and Applebee's as reported to the Company. The Company acquired Applebee's International, Inc. on November 29, 2007. Applebee's system-wide sales information includes the full year. Domestic franchise restaurant sales for Applebee's restaurants were $3.4 billion, $3.3 billion and $3.3 billion in the fiscal years ended December 31, 2008, 2007, and 2006, respectively. Domestic franchise sales for Applebee's restaurants in the 2007 period subsequent to the acquisition date were $319.5 million. Franchise restaurant retail sales are sales recorded at restaurants that are owned by franchisees and are not attributable to the Company. Franchise restaurant retail sales are useful in analyzing our franchise revenues because franchisees pay us royalties and other fees that are generally based on a percentage of their sales. Sales of restaurants that are owned by franchisees are not attributable to the Company.

(c)
"Sales percentage change" reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category. The sales percentage change for Applebee's restaurants was impacted by a 53rd week in 2006. In addition, all periods for company-owned Applebee's restaurants exclude the impact of discontinued operations.

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

        The following table summarizes Applebee's restaurant development and franchising activity:

	Year Ended December 31,
	2008	2007	2006	2005	2004
		(Pro forma)	(Predecessor Applebee's)
Applebee's Restaurant Development Activity
Beginning of year	1,976	1,930	1,804	1,671	1,585
New openings
Company-developed	1	14	35	52	32
Franchisee-developed	48	66	108	92	77

Total new openings	49	80	143	144	109
Closings
Company	(3)	(24)	(4)	(1)	(1)
Franchise	(18)	(10)	(13)	(10)	(22)

End of year	2,004	1,976	1,930	1,804	1,671

Summary—end of year
Franchise	1,598	1,465	1,409	1,318	1,247
Company	406	511	521	486	424

Total	2,004	1,976	1,930	1,804	1,671

Applebee's Restaurant Franchising Activity
Domestic franchisee-developed	28	44	90	78	66
International franchisee-developed	20	22	18	14	11
Refranchised	103	—	—	—	—

Total restaurant franchised	151	66	108	92	77
Reacquired by the Company	—	—	(4)	(11)	(10)
Closed	(18)	(10)	(13)	(10)	(22)

Net addition	133	56	91	71	45

Results of Operations—2008 with Pro Forma 2007

	2008	2007
		(Pro Forma)
	(In thousands)
Franchise revenues	$148,391	$143,697
Company restaurant sales	1,088,101	1,158,537
Franchise expenses	4,122	1,528
Company restaurant expenses	961,019	1,039,126
General and administrative expenses	101,842	199,512

Franchise Operations

        Applebee's franchise revenues in 2008 increased 3.3% from $143.7 million to $148.4 million as compared to pro forma 2007, primarily due to an increase in effective restaurants from 1,429 restaurants in 2007 to 1,504 restaurants in 2008 and $1.7 million of revenue on temporary liquor agreements on company-operated restaurants in the Texas market that were franchised in October 2008. The increase in effective restaurants was mainly due to the company stores franchised during 2008 and new store openings in 2008. This increase was partially offset by a decrease in franchise domestic same-store sales of 2.4% in 2008 as compared to 2007.

        Applebee's franchise expenses in 2008 increased from $1.5 million to $4.1 million as compared to pro forma 2007. This increase was due primarily to $1.6 million of expenses related to temporary liquor agreements on the Texas restaurants noted above and $0.9 million increase in claims expense recognized related to the captive insurance subsidiary.

Company Restaurant Operations

        Applebee's company restaurant sales for the full fiscal year in 2008 decreased 6.1% from pro forma $1,158.5 million in 2007 to $1,088.1 million in 2008. This decrease was due primarily to the decrease in effective restaurants of 5.3% from 513 restaurants in 2007 to 486 restaurants in 2008 due to the franchising of company stores during 2008 and a decrease in company same-store sales of 1.3% in 2008 as compared to 2007. The decrease in same-store sales is driven mainly by decline in guest traffic partially offset by an increase in average guest check. The Company believes that the decrease experienced in comparable guest traffic is reflective of the current economic conditions impacting consumers. The increase in average guest check is due to menu price increases and a favorable mix shift.

        Applebee's company restaurant operations profit for 2008 increased by $7.7 million from $119.4 million in 2007 to $127.1 million in 2008. The components of company restaurant expenses, as a percentage of company restaurant sales, were as follows:

	2008	2007	Variance
		(Pro forma)
Food and beverage	26.9%	26.9%	0.0%
Labor	34.8	34.9	0.1
Direct and occupancy	26.7	27.8	1.1
Pre-opening expense	0.0	0.2	0.2

Total Cost of Company Restaurant Sales(a)	88.3%	89.7%	1.4%

(a)
Percentages may not add due to rounding.

        Total food and beverage costs as a percent of company restaurant sales were flat in 2008 as compared to 2007. Food usage was impacted by increased commodity costs but offset by price increases and food cost improvement initiatives.

        Total labor costs as a percent of company restaurant sales decreased by 0.1% in 2008 as compared to 2007. The decrease in 2008 was due primarily to reductions in hourly labor costs as a percentage of sales due to an increased guest check offset by higher management incentive compensation driven by a more costly bonus program in place during the first fiscal quarter of 2008.

        Direct and occupancy costs decreased by 1.1% in 2008 as compared to 2007 due primarily to favorable depreciation expense, which resulted from purchase price allocations related to Applebee's acquisition and the reclassification of restaurants into assets held for sale, partially offset by an increase in rent expense and smallwares associated with purchase accounting and unfavorable utility expense. Pre-opening expense decreased by 0.2% in 2008 as compared to 2007 due to opening one company restaurant in early 2008 as compared to 14 in 2007. We do not currently plan to open any domestic company-operated restaurants in the foreseeable future.

Rental Operations

        As the result of several transactions related to the franchising of Applebee's company-operated restaurants, Applebee's now has rental income. The amount of Applebee's rental income in 2008 was $58,000 offset by $28,000 in expenses. This activity relates only to the franchising of the restaurants; Applebee's is not entering into rental operations similar to those of IHOP.

General and Administrative Expenses

        General and administrative expenses as a percentage of sales decreased from 15.3% in 2007 to 8.2% in 2008. The decrease was due primarily to the non-recurrence of stock-based compensation and severance costs incurred in connection with the Applebee's acquisition as well as non-recurrence of costs related to the exploration of strategic alternatives for enhancing shareholder value.

Results of Operations—Pro Forma 2007 with 2006 Predecessor Applebee's

        The pro forma results for the 2007 contained 52 weeks while 2006 contained 53 weeks.

	2007	2006
	(Pro Forma)	(Predecessor Applebee's)
	(In thousands)
Franchise revenues	$143,697	$141,663
Company restaurant sales	1,158,537	1,168,703
Franchise expenses	1,528	2,699
Company restaurant expenses	1,039,126	1,021,493
General and administrative expenses	199,512	140,824

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

        Pro forma Applebee's franchise expenses in 2007 decreased 43.4% from $2.7 million to $1.5 million as compared to 2006. This decrease was due primarily to a decrease in claims expense recognized related to the captive insurance subsidiary.

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

        Pro forma company restaurant operation profit for Applebee's company restaurants decreased by $27.8 million from $147.2 million in 2006 to $119.4 million in 2007. The components of company restaurant expenses, as a percentage of company restaurant sales, were as follows:

	2007	2006	Variance
	(Pro forma)	(Predecessor Applebee's)
Food and beverage	26.9%	26.7%	0.2%
Labor	34.9	33.6	1.3
Direct and occupancy	27.8	26.8	1.0
Pre-opening expense	0.2	0.4	(0.2)

Total Cost of Company Restaurant Sales(a)	89.7%	87.4%	2.3%

(a)
Percentages may not add due to rounding.

        Total food and beverage costs increased by 0.2% in 2007 as compared to 2006. This increase was due primarily to the unfavorable impact of a shift in menu mix and higher food costs related to Applebee's menu promotions which was partially offset by menu price increases of approximately 2.7%

        Total labor costs increased by 1.3% in 2007 as compared to 2006. The increase in 2007 was due primarily to higher restaurant management salaries and hourly wage rates including the impact of state minimum wage rate increases as well as higher management incentive compensation.

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

Liquidity and Capital Resources of the Company

        Prior to the acquisition of Applebee's, our primary ongoing sources of liquidity were cash provided by operating activities and principal receipts from notes and equipment contracts receivable from our franchisees, while our principal uses of cash were common stock repurchases, payments of dividends and capital investment.

        The acquisition of Applebee's had a significant impact on the liquidity and capital resources of the Company. We incurred approximately $2.3 billion of indebtedness. While the addition of Applebee's increased our cash flow from operations, a significant portion of the increase was consumed by interest payments on that indebtedness. Cash paid for interest increased to $194.8 million in 2008 as compared to $31.3 million in 2007 and $29.8 million in 2006. The amount of indebtedness also limits our ability to obtain additional financing, due to both explicit limitations in the Indenture under which the indebtedness was issued and marketplace perception of our remaining debt capacity.

        As described in Note 10 of Notes to the Consolidated Financial Statements, the Fixed Rate Notes issued as part of the Applebee's securitization transaction have a legal maturity of December 2037; however, the Indenture under which the Notes were issued includes provisions which may accelerate certain of the payment dates which, if not met, would require the Company to use operating funds to begin to pay down the outstanding debt. The accelerated payment dates for the Applebee's securitization are as follows:

Class A-2-II-A Fixed Rate Term Senior Notes	December 2012
Class A-2-II-X Fixed Rate Term Senior Notes	December 2012
Class M-1 Fixed Rate Term Subordinated Notes	December 2012

        As of December 31, 2008, there was no acceleration of payment dates.

        Another impact of the Applebee's acquisition on our liquidity is the planned monetization of certain Applebee's assets. We are continuing to pursue a strategy which contemplates transitioning from our current 80% franchised Applebee's system to an approximately 98% franchised Applebee's system, similar to IHOP's 99% franchised system. In order to accomplish this strategy, we plan to franchise substantially all of the company-operated Applebee's restaurants while retaining one company market in Kansas City. This heavily franchised business model is expected to require less capital investment, improve margins and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the franchising of the restaurants. If our strategy to transition to a 98% franchised system is delayed or sales proceeds from franchising restaurants are less than anticipated, we believe that the company-operated Applebee's restaurants will continue to generate sufficient cash from operations to meet our obligations, such that we will not be compelled to enter into refranchising transactions at prices lower than we deem appropriate. Under the terms of the securitized debt agreements, all of the proceeds of asset dispositions must be used to retire long-term debt.

        During 2008, we completed the following asset dispositions: a sale-leaseback transaction for the real property on which 181 of the 199 fee-owned, company-operated Applebee's restaurants are situated, the sale of one additional fee-owned real estate parcel and a sale-leaseback transaction with respect to Applebee's corporate headquarters in Lenexa, Kansas. We received approximately $378 million in proceeds from these transactions. During 2008, we also completed the franchising of 103 company-operated Applebee's restaurants in the California, Nevada, Delaware and Texas markets. We received after-tax proceeds of approximately $55.1 million from these transactions.

        The proceeds from these transactions were used primarily to repay $350 million of Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes to repay portions of other long-term debt, to pay transaction expenses (payment of which had been deferred) related to the acquisition of Applebee's and for general corporate purposes.

        On February 24, 2009 we completed the franchising of five restaurants in the New Mexico market and expect to recognize a gain of approximately $5.5 million on this transaction.

        Applebee's has a $100 million revolving credit facility, the Series 2007-1 Class A-1 Variable Funding Senior Notes, committed to by Lehman Brothers Holdings Inc. ("LBHI") (the "Lehman Facility"). LBHI filed for Chapter 11 bankruptcy protection on September 15, 2008. This bankruptcy filing created uncertainty as to our ability to continue to access funds under the Lehman Facility. As a result, in September 2008, the Company borrowed an additional $35 million under the Lehman Facility, bringing our total borrowings to the maximum of $100 million, which amount was outstanding at September 30, 2008. The $35 million has been used to purchase money market funds that are invested in U.S. government securities. The money market funds are considered cash equivalents.

        IHOP has a $25 million revolving credit facility, the Series 2007-2 Variable Funding Note, committed to by Calyon Americas (the "Calyon Facility"). At December 31, 2008, borrowings under the

Calyon Facility were $15 million. We do not believe there would be significant impediments to accessing any of the remaining $10 million of credit available under the Calyon Facility.

Debt Covenant Compliance

        As part of the financing for the Applebee's acquisition, certain subsidiaries of the Company completed two separate securitization transactions. The securitization transactions consisted of an issuance of debt collateralized by Applebee's restaurant assets (the "Applebee's Notes") and a separate issuance of debt collateralized by IHOP restaurant assets (the "IHOP Notes"). In addition, IHOP completed a $200 million securitization in March 2007, which is subject to the same debt covenants as IHOP's November 2007 securitization. This securitized debt is subject to a series of covenants and restrictions which are customary for transactions of this type. As of December 31, 2008, approximately $1.9 billion of securitized debt is subject to these covenants and restrictions.

        The two most significant covenants require the maintenance of a consolidated leverage ratio and certain debt service coverage ratios. The consolidated leverage ratio is defined as the sum of: (i) all securitized debt (assuming all variable funding facilities are fully drawn); (ii) all other debt of the Company; and (iii) the product of the current monthly operating lease expense and 96, that sum divided by the sum of: (i) the Company's EBITDA (as defined) for the preceding 12 months and (ii) annualized operating lease expense. Maximum ratios for this test are as follows:

	Applebee's Notes	IHOP Notes
Through November 2008	8.0x	7.75x
Through November 2009	7.75x	7.5x
Thereafter	7.25x	7.0x

        Failure to remain under these maximums could result in required early amortization of outstanding principal amounts of the Applebee's Notes or IHOP Notes. At December 31, 2008, the Company's consolidated leverage ratio was 6.8x.

        The debt service coverage ratio ("DSCR") is a fairly complex formula with numerous defined terms. In concept, it is the ratio of net cash flow (as defined) for the preceding three months divided by total debt service payments, which include, among other things, interest payments, insurance premiums and administrative expenses. The minimum DSCR is 1.85x. The consequences of falling below the minimum DSCR vary depending upon the actual ratio achieved. A ratio less than 1.85x can trigger a Cash Trapping Event, a Rapid Amortization Event, or default. In a Cash Trapping Event a trustee is required to retain a certain percentage of cash flow (after all required payments, as defined, have been made) in a restricted account. No principal amounts of debt are retired in a Cash Trapping Event. In a Rapid Amortization Event all excess cash flow (after all required payments, as defined, have been made) is retained and used to retire principal amounts of debt. These events are triggered as follows:

	Applebee's Notes	IHOP Notes
Cash Trapping Event	Less than 1.85x: 25% of cash flow	Less than 1.85x: 40% of cash flow
Cash Trapping Event	Less than 1.75x: 50% of cash flow	Less than 1.75x: 80% of cash flow
Rapid Amortization Event	Less than 1.5x	Less than 1.5x
Default Event	Less than 1.2x	Less than 1.2x

        There are also provisions for a one-time cure of either a Cash Trapping Event or a Rapid Amortization Event if the DSCR recovers to certain levels. A Rapid Amortization Event can also be triggered in other defined circumstances unrelated to the DSCR, including Applebee's failure to maintain a minimum level of system-wide sales. At December 31, 2008, the Applebee's DSCR was 2.0x and the IHOP DSCR was 3.0x.

        Our ability to pay the interest on our indebtedness, to make scheduled payments of principal and to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, we currently anticipate that our cash and cash equivalents, together with expected cash flows from operations, sale-leaseback and refranchising will be sufficient to meet our anticipated cash requirements for working capital, retirement of securitized debt, capital expenditures and other obligations for at least the next 12 months. Further, we currently believe that we will remain in compliance with the debt covenants discussed above for at least the next 12 months.

        We believe that we will have the necessary liquidity through our current cash balances, operating cash flow, the IHOP revolving credit facility and proceeds from additional franchising of Applebee's company-operated restaurants for the next year to fund our debt service requirements, capital expenditures and other operational cash requirements. However, if we are not able to achieve forecasted revenue targets and operating improvements or effect franchisings of Applebee's restaurants at prices currently anticipated, this assessment will have to be reconsidered. Additionally, certain Applebee's Notes have accelerated payment dates of December 2012, and we will likely seek to refinance this debt if it has not been repaid prior to then. We may not be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

Cash Flows

        In summary, our cash flows were as follows:

	2008	2007	2006
	(In thousands)
Net cash provided by operating activities	$110,839	$106,323	$64,859
Net cash provided by (used in) investing activities	35,195	(1,937,392)	9,296
Net cash (used in) provided by financing activities	(58,429)	1,838,391	(77,750)

Net increase (decrease) in cash and cash equivalents	$87,605	$7,322	$(3,595)

Operating Activities

        Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, operating earnings from our company-operated restaurants and rental operations profit from our leases. Franchise revenues consist of royalties, IHOP advertising fees, and sales of proprietary products for IHOP which fluctuate with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee's restaurants by our franchisees and by fluctuations in same-store sales. Company-operated operating earnings are impacted by many factors which include, but are not limited, to changes in traffic pattern, pricing activities and changes in operating expenses. Rental operations profit is rental income less rental expenses. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

        Cash provided by operating activities increased to $110.8 million in 2008 from $106.3 million in 2007. The increase was due primarily to the inclusion of Applebee's operating activities for a full year in 2008 as opposed to one month in 2007, substantially offset by the increased interest on securitized debt. Cash paid for interest in 2008 was $194.8 million as compared to $31.3 million in 2007.

Investing Activities

        Net cash provided by investing activities in 2008 was primarily attributable to $61.1 in proceeds from dispositions of assets, principally the franchising of Applebee's company-operated restaurants and $15.8 million in principal receipts from notes and equipment contracts receivable. These inflows were partially offset by $31.8 million in capital expenditures, of which $25.4 million related to Applebee's, consisting of $11.0 million related to company-operated restaurants and $14.4 million related to corporate activities, primarily Applebee's restaurant support center in Lenexa, Kansas. Capital expenditures are expected to decline in 2009 as we do not currently plan to develop any company-operated Applebee's restaurants and the support center was completed in 2008.

        The following table represents the principal receipts on various receivables due from our franchisees as of December 31, 2008:

	Principal Receipts Due By Period
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Equipment leases(1)	$7,022	$7,044	$6,999	$6,962	$7,308	$118,225	$153,560
Direct financing leases(2)	3,497	4,081	4,769	5,625	6,606	90,939	115,517
Franchise notes and other(3)	7,196	6,013	3,906	3,153	1,730	3,744	25,742

Total	$17,715	$17,138	$15,674	$15,740	$15,644	$212,908	$294,819

(1)
Equipment lease receivables extend through the year 2029.

(2)
Direct financing lease receivables extend through the year 2024.

(3)
Franchise note receivables extend through the year 2027.

Financing Activities

        Net cash used by financing activities in 2008 was primarily attributable to the repayment of long-term debt, capital lease and financing obligations totaling $431.2 million, the payment of $48.9 million of debt issuance costs and $33.4 million in dividend payments, which were comprised of $17.4 million of dividends on common stock and $16.0 million of dividends on Series A Preferred Stock. These outflows were partially offset by proceeds from financing obligations of $370.5 million, the $35.0 million borrowing against the Lehman Facility discussed above, and the release of $49.2 million of restricted cash. Effective December 11, 2008, the Company has suspended payments of dividends to common shareholders for the foreseeable future.

        Net cash used in financing activities in 2007 and 2006 was primarily attributable to stock repurchases, dividend payments, repayment of long-term debt and principal payments on capital lease obligations, partially offset by stock option exercises.

Share Repurchases and Dividends

        In January 2003, our Board of Directors authorized a program to repurchase shares of the Company's common stock. As of December 31, 2007, the Board approved the repurchase of up to 7.2 million shares of common stock. During 2007, the Company repurchased approximately 1.3 million shares of its common stock for $77.0 million. The Company has repurchased 6.3 million shares of its common stock since the inception of the program at a total cost of $280.0 million. The Company did not repurchase shares in 2008. . In February 2009, the Board of Directors cancelled the authorization to repurchase any additional shares under this program.

        We had accrued $4.75 million as dividends for the Series A Perpetual Preferred Stock as of December 31, 2008. The dividends were paid in January 2009.

        The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. A quarterly cash dividend of $0.25 per common share was paid on November 18, 2008, which was the fourth dividend payment of 2008. In December 2008, the Board of Directors suspended the payment of the quarterly cash dividend to common stockholders for the foreseeable future as part of actions the Company is taking to maximize its financial flexibility. Future dividend declarations on the common shares may be made at the discretion of the Board of Directors after consideration of the Company's earnings, financial condition, cash requirements, future prospects and other factors.

Off-Balance Sheet Arrangements

        As of December 31, 2008, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations and Commitments

        The following are our significant contractual obligations and commitments as of December 31, 2008:

	Payments Due By Period
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in thousands)
Debt	$15,000	$50,400	$1,398,447	$435,000	$1,898,847
Financing obligation	31,125	63,238	63,732	445,402	603,497
Operating leases	88,376	172,322	170,774	1,228,871	1,660,343
Capital leases	24,731	49,904	49,568	192,789	316,992
Purchase commitments	168,639	36,357	—	—	204,996
Other obligations	524	893	—	—	1,417

Total minimum payments	328,395	373,114	1,682,521	2,302,062	4,686,092
Less interest	(41,164)	(77,593)	(70,665)	(236,682)	(426,104)

	$287,231	$295,521	$1,611,856	$2,065,380	$4,259,988

        As discussed in Note 20 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. At December 31, 2008, we had a reserve for unrecognized tax benefit including potential interest and penalties, net of related tax benefit, totaling $23.5 million, of which approximately $1.7 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

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

        We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Purchase Price Allocation

        The purchase price for acquisitions is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"). The determination of estimated fair values of identifiable intangible assets and certain tangible assets requires significant estimates and assumptions, including but not limited to, determining the estimated future cash flows, estimated useful lives of assets and appropriate discount rates. We believe the estimated fair values assigned to the Applebee's assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period under SFAS 141, which is up to one year from the acquisition date, if additional information becomes available that would require changes to our estimates.

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

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill has been allocated to three reporting units, the IHOP franchised restaurants unit ("IHOP unit"), Applebee's company-operated restaurants unit ("Applebee's company unit") and Applebee's franchised restaurants unit ("Applebee's franchise unit"). The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and has been allocated between the two Applebee's units. The Company tests goodwill and other indefinite life intangible assets for impairment on an annual basis in the fourth quarter. The impairment test of goodwill of the two Applebee's units was performed as of October 31, 2008. The impairment test of the goodwill of the IHOP unit was performed as of December 31, 2008, the date as of which the analysis has been performed in prior years. In addition to the annual test of impairment, goodwill must be evaluated more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company's common stock.

        In the process of the Company's annual impairment review, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures, and changes in working capital along with an appropriate discount rate. Additional assumptions are made as to proceeds to be received from future franchising of company-operated restaurants. Step one of the impairment test compares the fair value of each of our reporting units to its carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the step one test does indicate an impairment, step two must take place. Under step two, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the carrying amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted. The fair value of all reporting units is then compared to the current market value of the Company's common stock to determine if the fair values estimated in the impairment testing process are reasonable in light of the current market value.

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

        At inception of the hedge, we choose the Hypothetical Derivative Method of effectiveness calculation, which we must use for the life of the contract and we will measure effectiveness quarterly. When hedge treatment is achieved under SFAS 133, the changes in fair values related to the effective portion of the derivatives are recorded in other comprehensive income or loss or in income/expense, depending on the designation of the derivative as a cash flow hedge. We obtain the values on a quarterly basis from the counterparty of the derivative contracts. The undesignated portion of the derivative contract is calculated and recorded in Company's Consolidated Statements of Operations at the end of each quarter until settled.

Fair Value Measurements

        Effective January 1, 2008, the Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). We measure our financial assets and liabilities using inputs from the following three levels of the fair value hierarchy. The three levels are as follows:

  •
  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

  •
  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

  •
  Level 3 includes unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

        For more information on the financial instruments the Company measures at fair value, see Note 13, Fair Value Measurements.

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

        Under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is not longer met. We are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or to reverse previously recorded tax liabilities.

New Accounting Pronouncements

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements in the first quarter of fiscal 2009. As SFAS 161 does not change current accounting practice, there will be no impact on the Company's consolidated financial statements.

        In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("FSP 03-6-1"). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share." This FSP is effective on January 1, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP FAS 142-3 on its consolidated financial statements.

Recently Adopted Accounting Standards

        In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Relative to SFAS No. 157, the FASB issued FASB Staff Position ("FSP") FASB Statements ("FAS") 157-1, FAS 157-2 and FAS 157-3 in 2008. FSP FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-3 clarifies how SFAS No. 157 should be applied when valuing securities in markets that are not active. The Company adopted SFAS No. 157, as amended, effective January 1, 2008 with the exception of the application of SFAS No. 157 to non-recurring non-financial assets and non-financial liabilities. The adoption did not have a material impact on the Company's consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on its consolidated financial statements.

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

        In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. While this statement formalizes the sources and hierarchy of U.S. GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement was effective on November 15, 2008 and did not have a material impact on our Consolidated Financial Statements.

        In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units which are expected to vest be recorded as an increase to additional paid-in capital. The impact of adopting EITF 06-11 in 2008 did not have a material impact on the consolidated financial statements.

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

        Our short and long-term investments are comprised primarily of certificates of deposits and auction rate securities that are included in restricted assets related to the captive insurance subsidiary. We have classified these investments as available-for-sale. Investments in fixed interest rate earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our future investment income may fall short of expectations due to changes in interest rates. Due to the short time period between reset dates of the interest rates, there are no unrealized gains or losses associated with the auction rate securities. As of December 31, 2008, we had investments in auction rate securities with contractual maturities ranging from 2030 to 2033. Such investments have a weighted average yield of approximately 4.0%. Based on our cash and cash equivalent and short-term and long-term investment holdings as of December 31, 2008, a 1% decline in interest rates would decrease our annual interest income by approximately $0.1 million.

        On July 16, 2007, we entered into an interest rate swap contract (the "Swap") as a condition of the acquisition financing with Lehman Brothers Special Financial Inc. ("LBSFI"), guaranteed by Lehman Brothers Holdings, Inc. ("LBHI"). The Swap was intended to hedge our interest payments on the asset-backed notes that were issued in November 2007 to finance the Applebee's acquisition. The Swap sets forth the terms of a five-year interest rate swap in which we would be the fixed rate payer and LBSFI would be the floating rate payer (the "Reference Swap"). The Reference Swap has an effective date of July 16, 2008, a notional amount of $2.039 billion, a floating rate of LIBOR and a fixed rate of 5.694%. On November 29, 2007, we terminated the Swap upon the consummation of the Applebee's acquisition. The fair value of the Swap was $124.0 million. The fair value of the designated portion of the Swap amounted to $61.9 million ($38.0 million net of tax effect) and is included as "Accumulated other comprehensive loss" in our consolidated balance sheet. The fair value of the undesignated portion of the Swap resulted in additional interest expense of $62.1 million for the year ended December 31, 2007, which was included in our consolidated statement of operations.

        At December 31, 2008, we had approximately $115 million of variable rate debt. If the interest on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1.1 million based on the amount of outstanding variable rate debt at December 31, 2008.

Commodity Prices

        Many of the food products purchased by us and our franchisees and area licensees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. To moderate the volatility, Applebee's enters into fixed price purchase commitments. IHOP attempts to mitigate price fluctuations by entering into forward purchase agreements on all our major products. None of these food product contracts or agreements is a derivative instrument. Extreme changes in commodity prices and/or long-term changes could affect our franchisees, area licensees and company-operated restaurants adversely. We expect that, in most cases, the IHOP and Applebee's systems would be able to pass increased commodity prices through to our consumers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases, margins would be negatively impacted by increased commodity prices. We believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to our financial condition, results of operations or cash flows.

        In some instances, we enter into commitments to purchase food and other items on behalf of the IHOP and Applebee's systems. At December 31, 2008, our outstanding purchase commitments for food products were $123.1 million. The Company has developed processes to facilitate the liquidation of these commitments to minimize financial exposure.

Item 8.    Financial Statements and Supplementary Data.

DineEquity, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$114,443	$26,838
Restricted cash	83,355	128,138
Short-term investments, at market value	276	300
Receivables, net	117,930	115,335
Inventories	10,959	13,280
Prepaid income taxes	15,734	31,020
Prepaid expenses	17,067	30,831
Deferred income taxes	27,504	21,862
Assets held for sale	11,861	66,074

Total current assets	399,129	433,678

Non-current restricted cash	53,395	57,962
Restricted assets related to captive insurance subsidiary	5,573	10,518
Long-term receivables	277,106	288,452
Property and equipment, net	824,482	1,139,616
Goodwill	697,470	730,728
Other intangible assets, net	956,036	1,011,457
Other assets, net	148,026	158,751

Total assets	$3,361,217	$3,831,162

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$15,000	$—
Accounts payable	48,983	99,019
Accrued employee compensation and benefits	44,299	56,795
Deferred revenue	95,532	76,802
Accrued financing costs	20,071	63,045
Other accrued expenses	55,249	49,203
Deferred compensation	—	21,236
Accrued interest payable	3,580	15,240

Total current liabilities	282,714	381,340

Long-term debt, less current maturities	1,853,367	2,263,887
Financing obligations, less current maturities	318,651	—
Capital lease obligations, less current maturities	161,310	168,242
Deferred income taxes	395,448	504,865
Other liabilities	119,910	116,405
Commitments and contingencies
Preferred stock, Series A, $1 par value, 220,000 shares authorized; 190,000 shares issued and outstanding	187,050	187,050
Stockholders' equity
Preferred stock, Series B, $1 par value, 10,000,000 shares authorized; 35,000 shares issued and outstanding	37,332	35,181
Common stock, $.01 par value, 40,000,000 shares authorized; 2008: 23,696,950 shares issued and 17,466,355 shares outstanding; 2007: 23,359,664 shares issued and 17,105,469 shares outstanding	237	230
Additional paid-in-capital	165,315	149,564
Retained earnings	145,810	338,790
Accumulated other comprehensive loss	(29,408)	(36,738)
Treasury stock, at cost (2008: 6,230,595 shares; 2007: 6,254,195 shares)	(276,519)	(277,654)

Total stockholders' equity	42,767	209,373

Total liabilities and stockholders' equity	$3,361,217	$3,831,162

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues
Franchise revenues	$353,331	$205,757	$179,331
Company restaurant sales	1,103,228	125,905	13,585
Rental income	131,347	132,422	132,101
Financing revenues	25,722	20,475	24,543

Total revenues	1,613,628	484,559	349,560

Costs and Expenses
Franchise expenses	96,243	88,054	83,079
Company restaurant expenses	978,197	117,448	15,601
Rental expenses	98,057	98,402	97,904
Financing expenses	7,314	1,215	4,240
General and administrative expenses	182,239	81,597	63,543
Interest expense	203,141	28,654	7,902
Impairment and closure charges	240,630	4,381	43
Amortization of intangible assets	12,132	1,132	—
(Gain) loss on extinguishment of debt	(15,242)	2,223	—
Other (income) expense, net	(926)	2,030	4,398
Loss on derivative financial instrument	—	62,131	—

Total costs and expenses	1,801,785	487,267	276,710

(Loss) income before income taxes	(188,157)	(2,708)	72,850
(Benefit) provision for income taxes	(33,698)	(2,228)	28,297

Net (loss) income	$(154,459)	$(480)	$44,553

Net (loss) income	$(154,459)	$(480)	$44,553
Less: Series A preferred stock dividends	(19,000)	(1,561)	—
Less: Accretion of Series B preferred stock	(2,151)	(181)	—
Less: Net loss allocated to unvested participating restricted stock	6,417	—	—

Net (loss) income available to common stockholders	$(169,193)	$(2,222)	$44,553

Net (loss) income available to common stockholders per share
Basic	$(10.09)	$(0.13)	$2.46

Diluted	$(10.09)	$(0.13)	$2.43

Weighted average shares outstanding
Basic	16,764	17,232	18,085

Diluted	16,764	17,232	18,298

Dividends declared per common share	$1.00	$1.00	$1.00

Dividends paid per common share	$1.00	$1.00	$1.00

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts)

	Preferred Stock		Common Stock
							Accumulated Other Comprehensive Loss
	Shares Issued	Series B Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings		Treasury Stock, at cost	Total
Balance, December 31, 2005	—	$—	22,464,760	$225	$120,175	$332,560	$(205)	$(158,909)	$293,846
Net income	—	—	—	—	—	44,553	—	—	44,553
Interest rate swap, net of tax	—	—	—	—	—	—	72	—	72

Comprehensive income									44,625

Repurchase of treasury shares	—	—	—	—	—	—	—	(42,695)	(42,695)
Issuance of shares pursuant to stock plans	—	—	353,247	2	5,942	—	—	—	5,944
Stock option expense	—	—	—	—	1,905	—	—	—	1,905
Amortization of restricted stock grants	—	—	—	—	2,006	—	—	—	2,006
Tax benefit from stock options exercised			—	—	1,720	—	—	—	1,720
Dividends—common stock			—	—	—	(18,138)	—	—	(18,138)

Balance, December 31, 2006	—	—	22,818,007	227	131,748	358,975	(133)	(201,604)	289,213
Net loss	—	—	—	—	—	(480)	—	—	(480)
Interest rate swap, net of tax	—	—	—	—	—	—	(36,605)	—	(36,605)

Comprehensive loss									(37,085)

Cumulative effect of adoption of FIN 48	—	—	—	—	—	(489)	—	—	(489)
Repurchase of treasury shares	—	—	—	—	—	—	—	(77,020)	(77,020)
Issuance of preferred stock Series B	35	35,000	—	—	(750)	—	—	—	34,250
Issuance of shares pursuant to stock plans	—	—	541,657	3	8,925	—	—	970	9,898
Stock-based compensation	—	—	—	—	6,165	—	—	—	6,165
Tax benefit from stock options exercised	—	—	—	—	3,476	—	—	—	3,476
Dividends—common stock	—	—	—	—	—	(17,293)	—	—	(17,293)
Dividends—preferred stock	—	—	—	—	—	(1,742)	—	—	(1,742)
Accretion of Series B preferred stock	—	181	—	—	—	(181)	—	—	—

Balance, December 31, 2007	35	35,181	23,359,664	230	149,564	338,790	(36,738)	(277,654)	209,373
Net loss	—	—	—	—	—	(154,459)	—	—	(154,459)
Interest rate swap, net of tax	—	—	—	—	—	—	7,716	—	7,716
Temporary decline in available-for-sale securities	—	—	—	—	—	—	(386)	—	(386)

Comprehensive loss	—	—	—	—	—	—	—	—	(147,129)

Repurchase of restricted shares	—	—	(18,274)	—	(540)	—	—	—	(540)
Issuance of shares pursuant to stock plans	—	—	335,560	7	982	—	—	1,135	2,124
Stock-based compensation	—	—	—	—	13,445	—	—	—	13,445
Tax benefit from stock options exercised	—	—	—	—	1,864	—	—	—	1,864
Dividends—common stock	—	—	—	—	—	(17,370)	—	—	(17,370)
Dividends—preferred stock	—	—	—	—	—	(19,000)	—	—	(19,000)
Accretion of Series B preferred stock	—	2,151	—	—	—	(2,151)	—	—	—

Balance, December 31, 2008	35	$37,332	23,696,950	$237	$165,315	$145,810	$(29,408)	$(276,519)	$42,767

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(154,459)	$(480)	$44,553
Adjustments to reconcile net (loss) income to cash flows provided by operating activities
Depreciation and amortization	112,017	31,829	20,050
(Gain) loss on extinguishment of debt	(15,242)	2,223	—
Loss on derivative financial instrument	—	62,131	—
Impairment and closure charges	240,630	4,381	43
Deferred income taxes	(65,226)	(31,324)	6,304
Stock-based compensation expense	12,089	6,958	3,911
Tax benefit from stock-based compensation	1,864	3,476	1,720
Excess tax benefit from stock options exercised	(315)	(2,693)	(1,720)
Loss (gain) on disposition of assets	259	(98)	—
Changes in operating assets and liabilities
Receivables	(2,441)	(22,479)	(2,524)
Inventories	182	512	141
Prepaid expenses	(146)	(17,147)	(4,975)
Accounts payable	(23,749)	37,266	(394)
Accrued employee compensation and benefits	(11,609)	(21,868)	2,614
Deferred revenues	18,480	43,685	—
Other accrued expenses	(2,152)	13,553	(3,422)
Other	657	(3,602)	(1,442)

Cash flows provided by operating activities	110,839	106,323	64,859

Cash flows from investing activities
Additions to property and equipment	(31,765)	(11,871)	(9,426)
(Additions) reductions to long-term receivables	(4,743)	1,538	(159)
Acquisition of business, net of cash acquired	(10,261)	(1,943,567)	—
Collateral released by captive insurance subsidiary	4,559	345	—
Proceeds from sale of property and equipment	61,137	870	—
Principal receipts from notes and equipment contracts receivable	15,797	16,617	17,781
Reductions (additions) to assets held for sale	476	(688)	(594)
Other	(5)	(636)	1,694

Cash flows provided by (used in) investing activities	35,195	(1,937,392)	9,296

Cash flows from financing activities
Proceeds from issuance of long-term debt	35,000	2,296,216	—
Proceeds from financing obligations	370,502	—	—
Repayment of long-term debt	(421,325)	(268,199)	(19,568)
Repayment of financing obligations	(3,975)	—	—
Principal payments on capital lease obligations	(5,879)	(5,364)	(4,088)
Dividends paid	(33,362)	(17,293)	(18,138)
(Payment of costs) issuance of preferred stock	(1,500)	222,800	—
Reissuance (purchase) of treasury stock, net	1,135	(76,050)	(42,695)
Repurchase of restricted stock	(540)	—	—
Proceeds from stock options exercised	989	8,928	5,944
Excess tax benefit from stock options exercised	315	2,693	1,720
Payment of debt issuance costs	(48,902)	(138,021)	(925)
Payment of early debt extinguishment costs	(103)	(1,219)	—
Restricted cash related to securitization	49,216	(186,100)	—

Cash flows (used in) provided by financing activities	(58,429)	1,838,391	(77,750)

Net change in cash and cash equivalents	87,605	7,322	(3,595)
Cash and cash equivalents at beginning of year	26,838	19,516	23,111

Cash and cash equivalents at end of year	$114,443	$26,838	$19,516
Supplemental disclosures
Interest paid	$194,763	$31,331	$29,759
Income taxes paid	$40,931	$25,712	$35,142
Capital lease obligations incurred	$390	$—	$2,329

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. The Company

        The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. The Company owns and operates two restaurant concepts: Applebee's Neighborhood Grill and Bar®, or Applebee's in the bar and grill segment of the casual dining category of the restaurant industry , and International House of Pancakes, or IHOP in the family dining category of the restaurant industry . The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter the Company's predecessor began developing and franchising additional restaurants. As of December 31, 2008, there were a total of 1,396 IHOP restaurants of which 1,225 were subject to franchise agreements, 160 were subject to area license agreements and 11 were company-operated restaurants. IHOP restaurants are located in 49 states in the United States, and internationally in Canada and Mexico.

        In November 2007, the Company completed the acquisition of Applebee's International, Inc. ("Applebee's"), which became a wholly owned subsidiary of the Company. As of December 31, 2008, franchisees operated 1,598 of these restaurants and 406 restaurants were company-operated. The restaurants were located in 49 states, 16 countries outside of the United States and one U.S. territory.

        References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees or the Company. Retail sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of DineEquity, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. However, the subsidiaries have not guaranteed the obligations of the Company, and the assets of the subsidiaries generally are not available to pay creditors of the Company. Also, the Company has not guaranteed the obligations of the subsidiaries, and the assets of the Company generally are not available to pay creditors of the subsidiaries.

Fiscal Periods

        The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. For convenience, the Company refers to all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The 2008, 2007 and 2006 fiscal years presented herein ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively, and each contained 52 weeks.

Reclassifications

        Certain reclassifications have been made to prior year information to conform to the fiscal 2008 presentation. The most significant reclassifications are (i) the 2008 presentation of Series B Preferred Stock at accreted value of $35.2 million as of December 31, 2007 as compared to par value of $35,000 as originally reported in the 2007 Form 10-K, with an offsetting reclassification to additional paid in capital, and (ii) discontinued operations acquired with Applebee's and reported as such in the 2007 Form 10-K have been reclassified into their discrete line items in the Consolidated Balance Sheet and

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Statement of Operations. These reclassifications had no effect on the net income or financial position previously reported.

        With respect to (ii), the following amounts were reclassified in the balance sheet:

Amount	2007 Presentation	2008 Presentation of 2007 Amounts
(in thousands)
$5,727	Current assets of discontinued operations	Assets held for sale
325	Current assets of discontinued operations	Prepaid income taxes
2,558	Non-current assets of discontinued operations	Other assets, net
3,302	Non-current liabilities of discontinued operations	Other liabilities

        With respect to (ii), the reported Income from discontinued operations, net of tax of $30 was reclassified into the following 2007 line items:

Amount
(in thousands)
Company restaurant expenses	$13
Other (income) expense	(117)
Impairment and closure charges	55

Income before income taxes	49
Provision for income taxes	(19)

Net income	$30

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

Concentration of Credit Risk

        The Company's cash, cash equivalents, receivables and investments are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are placed with financial institutions that management believes are creditworthy. The Company does not believe that it is exposed to any significant credit risk on cash and cash equivalents. At times, cash and cash equivalent balances may be in excess of FDIC insurance limits.

        Receivables are derived from revenues earned from franchisees and distributors located primarily in the United States. The Company is subject to a concentration of credit risk with respect to

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Applebee's franchisee receivables. As of December 31, 2008, Applebee's franchisees operated 1,470 Applebee's restaurants in the United States (which comprised 78% of the total Applebee's restaurants in the United States). Of those restaurants, the nine largest Applebee's franchisees owned 765 restaurants, representing 52% of all franchised Applebee's restaurants in the United States. Receivables from all Applebee's franchisees totaled $25.4 million at December 31, 2008.

        The Company maintains an allowance for doubtful accounts based upon our historical experience. Historically, such losses have been within management's expectations

Cash and Cash Equivalents

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

Investments

        The Company has certificates of deposit that are included in short-term investments and auction rate securities that are included in restricted assets related to the captive insurance subsidiary in its consolidated balance sheets. The Company has classified all investments as available-for-sale with any unrealized gain or loss included in Other Comprehensive Income. The contractual maturities of the auction rate securities range from 2030 to 2033.

Inventories

        Inventories consisting of food, beverages, merchandise and supplies are stated at the lower of cost (on a first-in, first-out basis) or market. When necessary, the Company reserves for obsolescence and shrinkage based upon inventory turnover trends, historical experience and the specific identification method.

DineEquity, Inc. and Subsidiaries

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

        Property and equipment are identified as assets held for sale when they meet the held-for-sale criteria of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-lived Assets ("SFAS 144"). The Company ceases recording depreciation on assets that are classified as held for sale.

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

        Recoverability of a restaurant's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, this may be an indicator of impairment. If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value. The fair value is determined by discounting the future cash flows based on our cost of capital. A loss resulting from impairment is recognized by a charge against operations.

        The Company may decide to close certain company-operated restaurants. Typically such decisions are based on operating performance or strategic considerations. In these instances, the Company reserves, or writes off, the full carrying value of these restaurants as impaired.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Periodically, the Company will reacquire a previously franchised restaurant. At the time of reacquisition, the franchise will be recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. The net realizable value of a reacquired franchise is based on the Company's average five-year historical franchise resale value. The historical resale value used in 2008 was $200,000. An impairment loss will be recognized equal to the amount by which the reacquisition value exceeds the historical resale value.

        On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. See Note 7, Impairment and Closure Charges.

Goodwill and Intangible Assets

        Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets resulting from the acquisition are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received. Identifiable intangible assets are comprised primarily of trademarks, tradenames and franchise agreements. Identifiable assets with finite lives are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives. Goodwill and indefinite life intangible assets are not subject to amortization.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill has been allocated to three reporting units, the IHOP franchised restaurants unit ("IHOP unit"), Applebee's company-operated restaurants unit ("Applebee's company unit") and Applebee's franchised restaurants unit ("Applebee's franchise unit"). The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and has been allocated between the two Applebee's units. The Company tests goodwill and other indefinite life intangible assets for impairment on an annual basis in the fourth quarter. The impairment test of goodwill of the two Applebee's units was performed as of October 31, 2008. The impairment test of the goodwill of the IHOP unit was performed as of December 31, 2008, the date as of which the analysis has been performed in prior years. In addition to the annual test of impairment, goodwill must be evaluated more frequently if the Company believes indicators of impairment exist. . Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company's common stock.

        In the process of the Company's annual impairment review, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures, and changes in working capital, along with an appropriate discount rate. Additional assumptions are made as to proceeds to be received from future franchising of company-operated restaurants. Step one of the impairment test compares the fair value of each of our reporting units to their carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the step one test does indicate an impairment, step two must take place. Under step two, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted. The fair value of all reporting units is then compared to the current market value of the Company's common stock to determine if the fair values estimated in the impairment testing process are reasonable in light of the current market value.

        As a result of the impairment review performed in 2008, an impairment of goodwill and intangible assets was recorded. See Note 7, Impairment and Closure Charges.

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

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Leases

        The Company leases the majority of all IHOP restaurants. The restaurants are subleased to IHOP franchisees or in a few instances are operated by the Company. The Company's IHOP leases generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options at the Company's option. In addition, the Company leases a majority of its company-operated Applebee's restaurants. Franchisees are responsible for financing their properties. The Applebee's company-operated leases generally have an initial term of 10 to 20 years, with renewal terms of 5 to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income. Rental expense and rental income for these operating leases are recognized on the straight-line basis over the original terms of the leases. The difference between straight-line rent expense or income and actual amounts paid or received represents deferred rent and is included in the balance sheets as other assets or other liabilities, respectively.

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

        The lease term used for straight-line rent expense is calculated from the date the Company obtains possession of the leased premises through the lease termination date. The Company expenses rent from possession date through restaurant open date as expense. Once a restaurant opens for business, the Company records straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement. The Company uses a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of its leases as either operating or capital. For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume ("contingent rent"). Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above.

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

DineEquity, Inc. and Subsidiaries

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

        Advertising expense reflected in the consolidated statements of operations includes local marketing advertising costs incurred by company-operated restaurants, contributions to the national advertising fund made by Applebee's company-operated restaurants and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising is expensed either as incurred or the first time the advertising takes place in accordance with SOP 93-7. Advertising expense included in company restaurant operations and franchise operations for the years ended December 31, 2008, 2007 and 2006 was $45.3 million, $5.0 million and $1.0 million, respectively. In addition, significant advertising expenses also are incurred by franchisees through the national advertising funds and local marketing and advertising cooperatives.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Asset Retirement Obligations

        The Company currently has certain leases which may require it to return the property to the landlord in its original condition. The Company records expenses for these leases in its consolidated financial statements as company restaurant expenses. At December 31, 2008 and 2007, the liability recorded for asset retirement obligations was $0.3 million and $0.6 million, respectively.

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

Fair Value Measurements

        Effective January 1, 2008, the Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). We measure our financial assets and liabilities using inputs from the following three levels of the fair value hierarchy. The three levels are as follows:

  •
  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

  •
  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  •
  Level 3 includes unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

        For more information on the financial instruments the Company measures at fair value, see Note 13, Fair Value Measurements.

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

Stock-Based Compensation

        The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company accounts for all stock-based payments to employees, including grants of employee stock options and restricted stock units to be recognized in the financial statements based on their respective grant date fair values. The Company also accounts for the benefits of tax deduction in excess of recognized compensation cost be reported as a financing cash flow. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"), which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

DineEquity, Inc. and Subsidiaries

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

        The Company accounts for option grants to non-employees using the guidance of SFAS 123(R) and Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached.

Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Accumulated other comprehensive loss is attributable to the unrealized loss, net of tax, on an interest rate swap that the Company entered into during 2007 and a temporary decline in the fair value of available-for-sale securities.

Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares and potential shares of common stock outstanding during the period if their effect is dilutive. For the year ended December 31, 2008, certain dilutive shares were not included in computing the diluted net loss per share because their effect was anti-dilutive. The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share calculation in accordance with SFAS 128, Earnings per Share. Potentially dilutive common shares include the assumed exercise of stock options, assumed vesting of restricted stock units and assumed conversion of preferred stock using the if-converted method.

Business Segments

        The Company's revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations, and financing operations. Within each segment, the Company operates two distinct restaurant concepts: Applebee's and IHOP.

  Applebee's

        The franchise operations segment consists of restaurants operated by Applebee's franchisees in the United States, one U.S. territory and 15 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues and the portion of the franchise fees allocated to Applebee's intellectual property. Franchise operations expenses include pre-opening training expenses and other franchise-related costs.

DineEquity, Inc. and Subsidiaries

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

        Rental operations activities are not currently a significant part of Applebee's business. This activity relates only to the franchising of the restaurants; Applebee's is not entering into rental operations similar to those of IHOP.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements in the first quarter of fiscal 2009. As SFAS 161 does not change current accounting practice, there will be no impact on the Company's consolidated financial statements.

        In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("FSP 03-6-1"). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for us on January 1, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. The Company does not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP FAS 142-3 on its consolidated financial statements.

Recently Adopted Accounting Standards

        In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157") which establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Relative to SFAS No. 157, the FASB issued FASB Staff Position ("FSP") FASB Statements ("FAS") 157-1, FAS 157-2 and FAS 157-3 in 2008. FSP FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-3 clarifies how SFAS No. 157 should be applied when valuing securities in markets that are not active. The Company adopted SFAS No. 157, as amended, effective January 1, 2008 with the exception of the application of SFAS No. 157 to non-recurring non-financial assets and non-financial liabilities. The adoption did not have a material impact on the Company's consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on its consolidated financial position and results of operations.

DineEquity, Inc. and Subsidiaries

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

        In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. While this statement formalizes the sources and hierarchy of U.S. GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement was effective on November 15, 2008 and did not have a material impact on our Consolidated Financial Statements.

        In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units which are expected to vest be recorded as an increase to additional paid-in capital. The impact of adopting EITF 06-11 in 2008 did not have a material impact on the consolidated financial statements.

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

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3. Business Acquisition (Continued)

transaction value (including direct transaction costs and expenses) was approximately $2.0 billion. The following table summarizes the components of the Applebee's purchase price:

(In thousands)
Cash consideration	$1,948,093
Direct transaction costs	16,444

Total purchase price	$1,964,537

        The Company has accounted for the Applebee's acquisition using the purchase method and, accordingly, the results of operations related to this acquisition have been included in the consolidated results of the Company since the acquisition date

Purchase Price Allocation

        The purchase price for this acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of November 29, 2007. The following table presents the preliminary purchase allocation as estimated for the Company's Form 10-K for the Year ended December 31, 2007 and final purchase price allocation as adjusted during the allowable allocation period:

	Preliminary Allocation	Final Allocation
	(In thousands)
Short term-investments	$300	$300
Receivables	47,117	46,922
Assets held for sale	15,192	4,084
Inventories	13,396	13,311
Prepaid income taxes	2,184	2,184
Prepaid expenses	40,790	40,844
Deferred income taxes (short-term)	11,648	20,128
Property and equipment	890,623	759,795
Tradename	790,000	790,000
Franchise agreements	200,000	200,000
Goodwill	719,961	811,508
Other intangible assets	22,589	21,267
Restricted assets related to captive insurance subsidiary	10,863	10,863
Other assets	11,889	4,812
Accounts payable	(30,165)	(29,980)
Other accrued expenses	(149,997)	(143,963)
Capital lease obligations	(3,747)	(3,162)
Loss reserves related to captive insurance subsidiary	(4,422)	(4,422)
Debt	(120,994)	(120,994)
Deferred income taxes (long-term)	(479,453)	(432,966)
Other liabilities	(34,274)	(37,031)

Net cash paid for acquisition	$1,953,500	$1,953,500

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3. Business Acquisition (Continued)

        A significant portion of the fair value assigned to property and equipment in the preliminary purchase price allocation was related to 510 Applebee's company-operated restaurants. In the preliminary purchase price allocation, the Company used assumptions as to rental data, capitalization rates and obsolescence factors such as profitability, years in operation and lease holding period. The assumptions used in the preliminary purchase price allocation were based on per-restaurant averages that were applied to the entire portfolio of properties. Subsequently, the Company utilized these same assumptions but with data specific to each individual restaurant and estimated a larger amount of obsolescence. As a result, the fair value of property and equipment from the preliminary purchase price valuation was revised downwards by approximately $133 million. Additionally, the data used to estimate the capitalization rate in the preliminary allocation was based in part on industry data, the reporting of which lagged the actual timing by several months. Once data on capitalization rates being utilized in late November 2007 became available, the Company updated the capitalization rate assumptions accordingly. As a result of this additional information on capitalization rates the estimated fair value of property and equipment was revised downwards approximately $14 million. The corresponding offset to these revisions was to goodwill, net of deferred taxes. The other adjustments to the preliminary purchase price allocation were not significant, individually or in the aggregate.

        The Company believes the fair value assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. Of the $811.5 million of goodwill, $124.8 million was assigned to Applebee's company-operated restaurant reporting unit and $686.7 million to Applebee's franchise reporting unit. The amount of goodwill allocated to the company unit was determined by comparing the estimated sales value of the company restaurants with the carrying value (as of November 29, 2007) of the company unit, with the excess allocated to the company unit as goodwill. The fair value was based on a multiple of approximately six times the operating cash flow for the trailing twelve months of the company unit. This multiple was supported by actual refranchising transactions negotiated within a month after the acquisition. The remaining goodwill resulting from the final purchase price allocation was assigned to the franchise unit. The goodwill resulting from this acquisition is not expected to be deductible for tax purposes.

Pro Forma Results of Operations

        The unaudited 2007 pro forma data of the Company set forth below gives effect to the Applebee's acquisition as if it had occurred at the beginning of 2007 and include (1) the amortization of other comprehensive loss resulting from a swap the Company entered into in July 2007 to hedge the interest payments on the securitization transactions which were entered into on November 29, 2007 to finance the acquisition; (2) interest expense (including amortization) related to the securitization transactions that took place during 2007; (3) additional depreciation and amortization expense related to the pro forma stepped-up basis of assets acquired in the acquisition, and (4) reflects the tax effect resulting from the pro forma adjustments based on an assumed effective annual tax rate of 39.5%. This pro forma data is presented for informational comparison with 2008 only and does not purport to be

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3. Business Acquisition (Continued)

indicative of the results of future operations of the Company or of the results that would have actually been attained had the acquisition taken place at the beginning of 2007.

2007
Pro Forma
(In thousands, except per share amounts)
Total revenues	$1,663,836
Net loss	$(46,335)
Net loss per share
Basic	$(2.69)
Diluted	$(2.69)

4. Receivables

	2008	2007
	(In thousands)
Accounts receivable	$55,241	$57,735
Gift card receivables	32,345	27,746
Credit card receivables	7,587	9,124
Notes receivable	22,664	25,210
Equipment leases receivable	153,560	160,000
Direct financing leases receivable	115,517	118,480
Other	11,063	8,491

	397,977	406,786
Less: allowance for doubtful accounts	(2,941)	(2,999)

	395,036	403,787
Less: current portion	(117,930)	(115,335)

Long-term receivables	$277,106	$288,452

        Accounts receivable primarily includes receivables due from franchisees and distributors. Gift card receivables consist primarily of amounts due from third-party vendors. Credit card receivables consist primarily of amounts due from the Company's credit card companies. Notes receivable include franchise fee notes in the amount of $16.1 million and $22.1 million at December 31, 2008 and 2007, respectively. IHOP franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 8.77% and 9.47% per annum at December 31, 2008 and 2007, respectively, and are collateralized by the franchise. The term of an equipment lease contract coincides with the term of the corresponding restaurant building lease. Equipment lease contracts are due in equal weekly installments, primarily bear interest averaging 10.11% and 10.22% per annum at December 31, 2008 and 2007, respectively, and are collateralized by the equipment. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

4. Receivables (Continued)

        The following table summarizes the activity in the allowance for doubtful accounts:

Accounts and Notes Receivable
(In thousands)
Balance at December 31, 2005	$1,335
Provision	1,149
Charge-offs	(1,154)
Recoveries	29

Balance at December 31, 2006	1,359
Provision	2,039
Charge-offs	(399)
Recoveries	—

Balance at December 31, 2007	2,999
Provision	1,280
Charge-offs	(1,548)
Recoveries	210

Balance at December 31, 2008	$2,941

5. Assets Held for Sale

        The Company classifies assets as held for sale and ceases the amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria as defined in SFAS No. 144. Reacquired franchises, property and equipment and other assets held for sale are accounted for on the specific identification basis.

Reacquired franchises

        For reacquired franchises, the Company records the franchise and equipment at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value at the reacquisition date. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease, and the estimated net realizable value is evaluated in conjunction with our impairment evaluation of long-lived assets. There was $515,000 in reacquired franchises and equipment held for sale at December 31, 2007 and none at December 31, 2008.

Property and equipment

        In May 2007, Predecessor Applebee's signed a contract to sell its then-current corporate headquarters for $9.0 million, net of commissions. The Company closed this transaction in January 2008 and did not recognize a gain or loss. In December 2007, the Company began to actively market its corporate aircraft. The Company closed the sale of the aircraft in January 2008 for approximately $3.0 million. No gain or loss was recognized.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

5. Assets Held for Sale (Continued)

        In December 2007, the Company began to actively market approximately 40 company-operated Applebee's restaurants in California and Nevada. The marketing of these restaurants was part of the Company's plan to ultimately refranchise approximately 100 Applebee's restaurants in 2008. The assets for these restaurants, totaling $47.8 million, were presented as assets held for sale in the consolidated balance sheet as of December 31, 2007. As the preliminary purchase price allocation was finalized during 2008, certain purchase price fair values were revised downward. As a result, assets held for sale were reduced by $11.0 million. Additionally, as the result of continuing deterioration in the credit markets in general and a decline in operating results of Applebee's company-operated restaurants expected to be franchised in particular geographic areas, an impairment was recognized on assets held for sale of $5.6 million.

        During 2008, four parcels of land held for future restaurant development, three company-owned restaurants in the Delaware market, forty-nine company-owned stores in the Texas market and seven company-owned stores in the New Mexico market were reclassified as assets held for sale. Additionally, one company-owned restaurant was reclassified out of assets held for sale after a determination was made the Company had continuing involvement with the property.

        The sales of the restaurants in California and Delaware were completed in the third fiscal quarter of 2008 and the sales of the restaurants in Nevada and Texas along with a closed store site were completed in the fourth fiscal quarter of 2008. The Company received proceeds of approximately $49.4 million from these transactions.

        At December 31, 2008, assets held for sale comprised primarily seven company-operated restaurants in New Mexico expected to be sold in the first fiscal quarter of 2009 and four parcels of land held for future restaurant development.

        The following table summarizes the changes in the balance of assets held for sale during 2008:

(in millions)
Balance December 31, 2007	$66.1
Purchase price valuation adjustments	(11.0)
Impairment charges	(5.6)
Assets sold	(62.7)
Assets reclassified to held for sale	24.0
Other	1.1

Balance December 31, 2008	$11.9

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

6. Property and Equipment

        Property and equipment by category is as follows:

	2008	2007
	(In thousands)
Land	$172,775	$213,583
Buildings and improvements	400,250	572,884
Leaseholds and improvements	274,577	290,789
Equipment and fixtures	110,811	130,760
Construction in progress	5,955	18,969
Properties under capital lease obligations	59,643	60,828

	1,024,011	1,287,813
Less accumulated depreciation and amortization	(199,529)	(148,197)

Property and equipment, net	$824,482	$1,139,616

        The Company records capitalized interest in connection with the development of new restaurants and amortizes it over the estimated useful life of the related asset. In 2008 and 2007, the Company capitalized $457,000 and $191,000, respectively, of interest costs.

        Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease obligations in the amount of $21.7 million and $19.2 million at December 31, 2008 and 2007, respectively.

        In 2007, Applebee's Services, Inc. (ASI), a subsidiary of Applebee's International, Inc. entered into a transaction with the City of Lenexa, Kansas, to lease the land, building and equipment for its new corporate headquarters. In conjunction with the Applebee's acquisition, the Company assumed this lease. The transaction is designed to provide the Company with property tax exemptions for the facility of up to 90% after the effect of payments in lieu of taxes paid to the City. In conjunction with the lease, the City purchased the facility with the proceeds of up to $52 million in Industrial Revenue Bonds ("IRBs") due May 1, 2018, which will be funded periodically during the construction period. ASI is the sole purchaser of the IRBs. The City has assigned the lease to the bond trustee for the benefit of the bondholder. From inception, the Company has funded approximately $40.6 million of the IRBs and has included this amount in property and equipment in the consolidated balance sheet. Due to the bargain purchase option contained within the lease, the Company has classified this amount as a capital lease.

        On May 1, 2008, the Company paid off $4.1 million of the IRBs and surrendered $34.6 million of the IRBs. The remaining $1.9 million of IRBs were transferred in July, 2008 as part of a sale-leaseback transaction (see Note 11, Financing Obligations). In connection with the sale-leaseback transaction the Company received approximately $39 million in proceeds. The initial term of the leaseback agreement is 15 years. As the Company expects to have continuing involvement in the form of future subleasing of a substantial portion of the corporate headquarters facility, the transaction was recorded under the financing method in accordance with SFAS No. 98.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

7. Impairments and Closure Charges

        Impairment and closure charges were $240.6 million, $4.4 million and $0.1 million in 2008, 2007 and 2006, respectively, which amounts included closure charges of $0.3 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively.

        In June 2008, the Company entered into a sale-leaseback transaction relating to 181 parcels of real estate comprising land, buildings and improvements. The net book value of the real estate exceeded the proceeds received by $40.6 million. All of the parcels involved in the transactions had been acquired in the November 29, 2007 acquisition of Applebee's and their estimated fair value was assigned as part of the purchase price allocation as of that date. The Company evaluated events subsequent to November 29, 2007 and noted a deterioration in both the domestic real estate and credit markets between the date of the purchase price allocation and the June 2008 closing date of the sale-leaseback transactions. In the absence of objective evidence to the contrary, the Company concluded that the estimated fair value of the real estate determined in the purchase price allocation had been reasonable and the decline in value related primarily to market events subsequent to the acquisition date necessitating an impairment charge as opposed to an adjustment to the allocated purchase price.

        The Company evaluated whether, as of June 30, 2008, this charge, in addition to other macroeconomic data and the decline in the market price of the Company's common stock, were indicators of potential impairment of its goodwill, intangible assets and long-lived assets. The Company concluded that they were not indicators because (i) the impairment charge was related to a specific transaction that resulted in the disposal of the majority of the Company's real estate; (ii) Applebee's June 30, 2008 year-to-date same-store sales for company-operated stores had increased slightly compared with the same period of the prior year; (iii) while directionally the U.S. economy was slowing down, there was considerable uncertainty as to the depth and duration of the slowdown, such that the Company believed its internal forecasts of same-store sales growth were achievable; and (iv) the Company's net book value was in excess of its market capitalization throughout the period up to and including the date of filing its Form 10-Q for the Quarterly Period ended June 30, 2008.

        As part of the ongoing assessment of the recoverability of its long-lived assets, the Company recorded impairment charges of $28.3 million for the three-month period ended September 30, 2008. Of that amount, $26.8 million related to Applebee's properties and primarily resulted from a continuing deterioration in credit markets in general and a decline in operating results of Applebee's company-operated restaurants expected to be franchised in particular geographic areas. The remainder of the impairment related to an individual underperforming IHOP property whose estimates of future cash flows indicated the carrying value would not be recovered.

        The Company again evaluated whether the impairment charges taken in the third quarter of 2008, in addition to other macroeconomic data and the decline in the market price of the Company's common stock, were an indicator of potential impairment of its goodwill, intangible assets and long-lived assets. The Company concluded that they were not an indicator, because (i) the impairments were related to specific transactions in three geographic markets characterized as having a larger proportion of underperforming restaurants than the other geographic markets in which the remaining company-operated restaurants are located; (ii) while Applebee's year-to-date September 30, 2008 same-store sales for company-operated stores had decreased slightly compared with the same period of the prior year, the Company was in the process of implementing several initiatives designed to improve the same-store sales and did not believe there had been enough time to adequately assess the effectiveness of those initiatives; (iii) while economic data confirmed that the U.S. economy had been

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

7. Impairments and Closure Charges (Continued)

recessionary since December of 2007, there was still considerable uncertainty as to the depth and duration of the slowdown, and although Applebee's year-to-date same-store sales were lower than the prior period, Applebee's decline had been less that its competitors, such that the Company believed its internal forecasts of same-store sales growth were achievable; and (iv) the Company's net book value was in excess of its market capitalization throughout the third quarter ended September 30, 2008, and while the market capitalization did decline below the Company's net book value subsequent to September 30, 2008, by the October 31, 2008 date of filing its Form 10-Q for the Quarterly Period ended September 30, 2008, the Company's net book value was in excess of its market capitalization.

        In the fourth quarter of 2008 the Company completed its annual test for impairment of goodwill. We utilized a discounted cash flows model of the income approach to assess the fair value of our three reporting units, the IHOP franchised restaurants unit ("IHOP unit"), Applebee's company-operated restaurants unit ("Applebee's company unit") and Applebee's franchised restaurants unit ("Applebee's franchise unit"). The impairment test of goodwill of the two Applebee's units which hold the significant majority of the total goodwill was performed as of October 31, 2008. The impairment test of the goodwill of the IHOP unit was performed as of December 31, 2008, the date as of which the analysis has been performed in prior years.

        The first step of the impairment test compared the fair value of each of our reporting units to their carrying value. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures, and changes in working capital along with an appropriate discount rate. Additional assumptions were made as to proceeds to be received from future franchising of company-operated restaurants. Based on this first step, we concluded the fair the IHOP unit and the Applebee's franchise unit was in excess of their respective net carrying values and no impairment of goodwill was warranted. However, the fair value of the Applebee's company unit was less than the net carrying value of its assets assigned, requiring the second step of the impairment test. In performing the second step of the impairment test the Company concluded that the goodwill allocated to the Applebee's company unit was fully impaired and an impairment charge of $113.5 million was recorded. No tax benefit is associated with the impairment of goodwill.

        During the fourth quarter the commercial real estate market continued to weaken, the credit markets continued constrained, economic forecasts were uncertain as to how long the recessionary period would last, and the Company's stock price declined. The Company revised the significant assumptions underlying the discounted cash flows model, primarily its 2009 revenue forecast and the discount rate, and updated its impairment analysis of the Applebee's franchise unit. The Company determined the fair value of the Applebee's franchise unit was in excess of its carrying value as of December 31, 2008.

        In addition, the Company performed an impairment test of its indefinite-lived intangible assets, primarily the Applebee's tradename assigned in the purchase price allocation. The Company utilized the relief from royalty method under the income approach to determine the fair value of the tradename. The Company determined the fair value of the tradename as of December 31, 2008 was less than the carrying value. An impairment charge of $44.1 million was recorded with a tax benefit of $17.3 million associated with the charge. The Company also recorded impairment charges of $13.5 million related to company-operated restaurants expected to be franchised in the fourth quarter.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

7. Impairments and Closure Charges (Continued)

        Impairment and closure charges in 2007 included the impairment of long lived assets for three restaurants closed in 2007, and impairment losses on two restaurants in which the reacquisition values exceeded the historical resale values. The decision to close or impair the restaurants in 2007 was a result of a comprehensive analysis that examined restaurants not meeting minimum return on investment thresholds and certain other operating performance criteria. The assets for these restaurants were written down to their estimated fair value.

8. Goodwill and Other Intangible Assets

        The significant majority of the Company's goodwill and other intangible assets arose from the November 29, 2007 acquisition of Applebee's. The following table summarizes changes in the carrying value of goodwill:

	Reporting Unit
	IHOP Franchising	Applebee's Franchising	Applebee's Company-operated	Total
	(In thousands)
Balance, December 31, 2006	$10,767	$—	$—	$10,767
Acquisition of business	—	537,609	182,352	719,961

Balance, December 31, 2007	10,767	537,609	182,352	730,728
Purchase price adjustments	—	149,094	(57,547)	91,547
Annual impairment test	—	—	(113,505)	(113,505)
Refranchising	—	—	(11,300)	(11,300)

Balance, December 31, 2008	$10,767	$686,703	$—	$697,470

        The purchase price adjustments arose from the finalization of the preliminary purchase price allocation during the allowable one-year allocation period (see Note 3, Business Acquisition). The impairment charge resulted from the annual test for impairment of goodwill (see Note 7, Impairment and Closure Charges). The refranchising adjustments resulted from the refranchising of restaurants (see Note 5, Assets Held For Sale).

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Goodwill and Other Intangible Assets (Continued)

        The Company did not have any intangible assets prior to the November 29, 2007 acquisition of Applebee's. As of December 31, 2008, intangible assets arising from the Applebee's acquisition are as follows:

	Not Subject to Amortization		Subject to Amortization
	Tradename	Liquor Licenses	Franchising Rights	Recipes and Menus	Leaseholds	Total
Balance, December 31, 2006	$—	$—	$—	$—	$—	$—
Acquisition of business	790,000	6,374	200,485	15,730	—	1,012,589
Amortization expense	—	—	(981)	(151)	—	(1,132)

Balance, December 31, 2007	790,000	6,374	199,504	15,579	—	1,011,457
Additions	—	—	—	—	7,276	7,276
Purchase price adjustments	—	(1,695)	—	—	376	(1,319)
Amortization expense	—	—	(10,027)	(2,106)	(1,652)	(13,785)
Impairment	(44,064)	—	—	—	—	(44,064)
Refranchising	—	(1,757)	—	—	(1,772)	(3,529)

Balance, December 31, 2008	$745,936	$2,922	$189,477	$13,473	$4,228	$956,036

        Annual amortization expense for next five fiscal years is estimated to be approximately $13.1 million annually. The weighted average life of the intangible assets subject to amortization is 18.7 and 19.3 years at December 31, 2008 and 2007, respectively.

        Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2008 and 2007 are as follows:

	December 31, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Franchising rights	$200,485	$(11,008)	$189,477	$200,485	$(981)	$199,504
Recipes and menus	15,730	(2,257)	13,473	15,730	(151)	15,579
Leaseholds	5,880	(1,652)	4,228	—	—	—

Total	$222,095	$(14,917)	$207,178	$216,215	$(1,132)	$215,083

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

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

9. Captive Insurance Subsidiary (Continued)

sheet includes the following balances related to the captive insurance subsidiary as of December 31, 2008:

  •
  Franchise premium receivables of approximately $0.7 million included in receivables related to captive insurance subsidiary.

  •
  Cash and equivalents and long-term investments restricted for the payment of claims of approximately $5.6 million are included in restricted assets related to the captive insurance subsidiary.

  •
  Loss reserve related to captive insurance subsidiary of approximately $4.5 million. The current portion of approximately $3.3 million was included in other accrued expenses and the long-term portion of approximately of $1.2 million was included in other non-current liabilities.

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

        The short-term portion of the reserve is computed by applying a percentage, based on historical claims payment activity, against the total captive claims asserted as provided by the actuarial firm. The short-term amount is deducted from the total reserve balance and the remainder is the long-term portion. This estimate is reviewed on a quarterly basis and is adjusted as needed.

        The activity in the loss and loss adjustment reserve, which included Applebee's and participating franchisees, is summarized in the table below:

	December 31, 2008	December 31, 2007
	(In thousands)
Reserves, beginning of the year	$7,009	$—
Reserves assumed from acquisition	—	7,622
Claims incurred	445	(464)
Claims paid	(2,997)	(149)

Reserves, end of the year	4,457	7,009
Less current portion	(3,257)	(3,809)

Long-term portion	$1,200	$3,200

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Debt

        Debt consists of the following components:

	2008	2007
	(In thousands)
Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes due December 2037, at a fixed interest rate of 7.2836%	$—	$350,000
Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.1767% (inclusive of an insurance premium of 0.75%)	640,539	675,000
Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.0588%	604,308	650,000
Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037, at a fixed rate of 8.4044%	119,000	119,000
Series 2007-1 Class A-1 Variable Funding Senior Notes, final maturity date December 2037, at a rate of 3.86% and 8.0% as of December 31, 2008 and 2007, respectively	100,000	75,000
Series 2007-1 Fixed Rate Notes due March 2037, at a fixed rate of 5.744% (inclusive of an insurance premium of 0.60%)	175,000	175,000
Series 2007-2 Variable Funding Notes, final maturity date March 2037, at a rate of 2.1% and 5.6% as of December 31, 2008 and 2007, respectively	15,000	15,000
Series 2007-3 Fixed Rate Term Notes due December 2037, at a fixed rate of 7.0588%	245,000	245,000
Discount on Fixed Rate Notes	(30,480)	(40,113)

Total debt	1,868,367	2,263,887
Less current maturities	(15,000)	—

Long-term debt	$1,853,367	$2,263,887

DineEquity, Inc. and Subsidiaries

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

        The March 2007 Notes were issued under a Base Indenture dated March 16, 2007 (the "IHOP Base Indenture") and related Series Supplements, each dated March 16, 2007 (together with the Base Indenture, the "Indenture") among the IHOP Co-Issuers and Wells Fargo Bank, National Association, as the Indenture Trustee. The March 2007 Notes were issued in private transactions and are secured under the Indenture by various types of collateral as described herein. The March 2007 Notes were the first issuances under this program. While the Applebee's notes (discussed below) are outstanding, the IHOP Co-Issuers are not allowed to make additional borrowings through the sale of a new series of notes under this program.

  Series 2007-1 Fixed Rate Notes

        The Series 2007-1 FRN have a stated fixed interest rate of 5.144% per annum, an anticipated repayment date in March 2012, and a legal final payment date in March 2037. The effective interest rate on the Series 2007-1 FRN is 7.218%, after taking account of the premium on the Insurance Policy (described below under "Third Party Credit Enhancement") and the amortization of certain transaction related expenditures. The anticipated repayment date of the Series 2007-1 FRN may be extended for two successive one-year periods at the election of the IHOP Co-Issuers subject to satisfaction of certain conditions as specified in the Indenture. The interest rate on the Series 2007-1 FRN would increase by 0.25% during any such extension period.

  Series 2007-2 Variable Funding Notes

        The Series 2007-2 VFN allow for drawings on a revolving basis. Interest on the Series 2007-2 VFN will generally be payable (a) in the event that commercial paper is issued to fund the Series 2007-2 VFN, at the rate, which is the per annum rate equivalent to the weighted average of the per annum rate payable by the commercial paper conduit in respect of promissory notes issued by the commercial paper conduit to fund the Series 2007-2 VFN, and (b) in the event that other means are used to fund the Series 2007-2 VFN, at per annum rates equal to (i) a base rate of either the prime rate or the Federal funds rate, plus 0.40%, or (ii) a Eurodollar rate to be determined by reference to the British Banker's Association Interest Settlement Rates for deposits in dollars for the applicable period. It is expected that amounts will be drawn under the Series 2007-2 VFN from time to time as needed by the IHOP Co-Issuers in connection with the operation of the IHOP franchising business. As of December 31, 2008 and 2007, a total of $15.0 million was drawn on the Series 2007-2 VFN. There is a commitment fee on the unused portion of the Series 2007-2 VFN of 0.15% per annum.

  March 2007 Securitization Structure

        The IHOP Co-Issuers are indirect wholly-owned subsidiaries of the Company that hold substantially all of the franchising assets used in the operation of the IHOP restaurant franchising business. In connection with the securitization transaction, two other limited liability companies, IHOP

DineEquity, Inc. and Subsidiaries

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

        In connection with the securitization transaction, the franchise agreements, franchise notes, area license agreements (related to the United States and Mexico), product sales agreements, equipment leases and other assets related to the IHOP restaurant franchising business were transferred to IHOP Franchising, LLC, the intellectual property related to the IHOP restaurant franchising business, among other things, was transferred to IHOP IP, LLC, the fee interests in real property and related franchisee leases were transferred to IHOP Real Estate, LLC and certain of the leasehold interests related to the IHOP franchised restaurants and the related subleases to franchisees were transferred to IHOP Property Leasing, LLC. The remaining leasehold interests and franchisee subleases are owned by IHOP Properties, LLC. The IHOP Co-Issuers have pledged all of their assets to the Indenture Trustee as security for the March 2007 Notes and any additional notes issued by the IHOP Co-Issuers. Although the March 2007 Notes are expected to be repaid solely from these subsidiaries' assets, the March 2007 Notes are solely obligations of the IHOP Co-Issuers and none of the Company, its direct or indirect subsidiaries, including the Real Estate Subsidiaries, guarantee or are in any way liable for the IHOP Co-Issuers' obligations under the Indenture, the March 2007 Notes or any other obligation in connection with the issuance of the March 2007 Notes. The Company has agreed, however, to guarantee the performance of the obligations of International House of Pancakes, LLC., its wholly owned direct subsidiary, as servicer in connection with the servicing of the assets included as collateral under the Indenture and certain indemnity obligations relating to the transfer of the collateral assets to the IHOP Co-Issuers and the Real Estate Subsidiaries.

  March 2007 Third Party Credit Enhancement

        The March 2007 Notes are rated "Aaa," and "AAA" by Moody's Investors Services, Inc. and Standard & Poor's Ratings Services, respectively. Timely payment of interest (other than contingent interest) and the outstanding principal of the March 2007 Notes were insured under a financial guaranty insurance policy issued by Financial Guaranty Insurance Company ("FGIC"), the obligations of which are rated "Aaa" and "AAA." The insurance policy has been issued under an Insurance and Indemnity Agreement among FGIC, the Company and various subsidiaries of the Company.

  March 2007 Covenants/Restrictions

        The March 2007 Notes are subject to a series of covenants and restrictions under the Indenture customary for transactions of this type, including those relating to (i) the maintenance of specified reserve accounts to be used to make required payments in respect of the March 2007 Notes, (ii) certain debt service coverage and consolidated leverage ratios to be met, the failure of which may result in early amortization of the outstanding principal amounts due in respect of the March 2007 Notes or removal of International House of Pancakes, Inc., as servicer, among other things, (iii) optional prepayment subject to certain conditions, (iv) the Company's maintenance of more than 50% ownership interest in International House of Pancakes, LLC. and a restriction on the Company's merger with

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Debt (Continued)

unaffiliated entities, unless the Company is the surviving entity or the surviving entity assumes all of the Company's obligations in connection with the securitization transaction and certain other conditions are satisfied, (v) limitations on indebtedness that may be incurred by the Company on a consolidated basis, and (vi) recordkeeping, access to information and similar matters. The March 2007 Notes are also subject to customary events of default, including events relating to non-payment of interest and principal due on or in respect of the March 2007 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breach of representations and warranties, failure of security interest to be effective, a valid claim being made under the relevant insurance policy and the failure to meet the applicable debt service coverage ratio.

  March 2007 Use of Proceeds

        The net proceeds from the sale of the March 2007 Fixed Rate Notes on March 16, 2007 were $171.7 million. Of this amount, $114.2 million was used to repay existing indebtedness of the Company; $2.4 million was deposited into an interest reserve account for the Series 2007-1 FRN; and $3.1 million was deposited into a lease payment account for payment to third-party property lessors. The Company used the remaining proceeds primarily to pay the costs of the transaction and for share repurchases. As of December 31, 2008, a total of $15.0 million was drawn on the Series 2007-2 VFN which was used as part of the payment for the Applebee's acquisition.

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

  Fixed Rate Notes

        The Applebee's securitization consists of the following four classes of fixed rate notes (the "Applebee's November 2007-1 Notes"):

  •
  $350 million of Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes, which do not have the benefit of a financial guaranty insurance policy. These notes had an expected life of approximately six months, with a legal maturity of 30 years. The Class A-2-I-X Fixed Rate Term Senior Notes were repaid in July 2008.

DineEquity, Inc. and Subsidiaries

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

        As of December 31, 2008, there was no acceleration of payment dates.

  Series 2007-1 Class A-1 Variable Funding Senior Notes

        The Applebee's securitization also included a $100 million revolving credit facility of Series 2007-1 Class A-1 Variable Funding Senior Notes issued in two classes, with each drawdown allocated between the two classes on a pro rata basis. The 2007-1 Class A-1-A Variable Funding Notes in an amount up to $30 million have the benefit of a financial guaranty insurance policy covering payment of interest when due and payment of principal at the legal final maturity date. The Series 2007-1 Class A-1-X Variable Funding Notes in an amount up to $70 million do not have the benefit of a financial guaranty insurance policy. As of December 31, 2008, there was $100 million outstanding under this facility, consisting of $30.0 million insured and $70.0 million uninsured. As of December 31, 2007, there was $75 million outstanding under this facility, consisting of $22.5 million insured and $52.5 million uninsured.

  Securitization Structure

        All of the Applebee's November 2007-1 Notes were issued by indirect subsidiaries of Applebee's that hold substantially all of the intellectual property, franchising assets and other restaurant assets of the Applebee's system and a certificate representing the right to receive a portion of the weekly residual cash flow remaining in securitization by certain subsidiaries of the Company. The servicing and repayment obligations related to the Applebee's November 2007-1 Notes and certain ongoing fees and expenses, including the premiums payable to the financial guaranty insurance company, are solely the responsibility of these indirect subsidiaries. Neither DineEquity, Inc., which is the ultimate parent of each of the subsidiaries involved in the securitization, nor Applebee's has guaranteed or is in any way liable for the obligations of the subsidiaries involved in the securitization, including the Applebee's

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Debt (Continued)

November 2007-1 Notes and any other obligations of such subsidiaries arising in connection with the issuance of the Applebee's November 2007-1 Notes.

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

        The Series 2007-3 FRN were issued by the IHOP Co-Issuers, which hold substantially all of the intellectual property and franchising assets of the IHOP system. The servicing and repayment obligations related to the Series 2007-3 FRN and certain on-going fees and expenses are solely the responsibility of the IHOP Co-Issuers. DineEquity, Inc., which is the ultimate parent of each of the IHOP Co-Issuers, has not guaranteed and is not in any way liable for the obligations of the IHOP

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Debt (Continued)

Co-Issuers, including the Series 2007-3 FRN, the March 2007 Notes or any other obligations of the IHOP Co-Issuers incurred in connection with the issuance of the Series 2007-3 FRN or the March 2007 Notes. The Company does, however, guarantee the performance of International House of Pancakes, LLC, as servicer for the IHOP securitization program.

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

        The IHOP Co-Issuer applied a portion of the net proceeds from the sale of the IHOP notes to deposit $4.3 million into the Series 2007-3 interest reserve account. The remaining $238.2 million was used to pay a portion of the purchase price related to the Applebee's acquisition.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Debt (Continued)

Covenants/Restrictions Compliance

        The Company was in compliance with all the covenants/restriction related to the March 2007 and November 2007 securitized notes as of December 31, 2008 and for each month since issuance of the securitized notes.

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

Deferred Financing Costs

        In connection with the March 2007 and November 2007 securitization transactions, the Company recorded approximately $82.5 million of deferred financing costs. These deferred financing costs will be amortized using the effective interest method over the estimated life of the related debt. Total amortization expense associated with the deferred financing costs for the years ended December 31, 2008 and 2007 was $17.3 million and $3.8 million, respectively. As of December 31, 2008 and 2007, $64.7 million and $78.7 million respectively, of deferred financing costs are reported as Other Assets in the consolidated balance sheet.

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

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

11. Financing Obligations

        On May 19, 2008, the Company entered into a Purchase and Sale Agreement relating to the sale and leaseback of 181 parcels of real property (the "Sale-Leaseback Transaction"), each of which is improved with a restaurant operating as an Applebee's Neighborhood Grill and Bar (the "Property(ies)"). On June 13, 2008, the closing date of the Sale-Leaseback Transaction, the Company entered into a Master Land and Building Lease ("Master Lease") for the Properties. The proceeds received from the transaction were $337.2 million. The Master Lease calls for an initial term of twenty years and four five-year options to extend the term.

        The Company has an ongoing obligation related to any Property until such time as the lease related to that Property is assigned to a qualified franchisee in a transaction meeting certain parameters set forth in the Master Lease, or the lessor sells the property to an unrelated third party. Due to this continuing involvement, the transaction was recorded under the financing method in accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11, ("SFAS 98") and SFAS No. 66, Accounting for Sales of Real Estate ("SFAS 66"). Accordingly, the value of the land, buildings and improvements will remain on the Company's books and the buildings and improvements will continue to be depreciated over their remaining useful lives. The net proceeds received have been recorded as a financing obligation. A portion of the lease payments is recorded as a decrease to the financing obligation and a portion is recognized as interest expense. In the event the lease obligation of any individual Property or group of Properties is assumed by a qualified franchisee, or the property is sold to an unrelated third party, the Company's continuing involvement will cease. At that time, that portion of the transaction related to that Property or group of Properties is expected to be recorded as a sale in accordance with SFAS 98 and SFAS 66 and the net book value of those Properties will be removed from the Company's books, along with a ratable portion of the remaining financing obligation.

        In July 2008, the Company entered into a sale-leaseback transaction with respect to its support center in Lenexa, Kansas. In connection with this transaction, the Company received approximately $39 million in proceeds. The initial term of the leaseback agreement is 15 years. As the Company expects to have continuing involvement in the form of future subleasing of a substantial portion of the support center, the transaction will be recorded under the financing method in accordance with SFAS No. 98 described above.

        During 2008, the Company's continuing involvement with 24 Properties was ended by assignment of the lease obligation to a qualified franchisee or a subsequent sale of a Property to an unrelated third party by the lessor. In accordance with the accounting described above, the transaction related to this property was recorded as a sale with property and equipment and financing obligations each reduced by $45.9 million.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

11. Financing Obligations (Continued)

        As of December 31, 2008, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In thousands)
2009	$31,125
2010	31,454
2011	31,784
2012	31,838
2013	31,894
Thereafter	445,402

Total minimum lease payments	603,497
Less interest	(277,228)

Total financing obligations	326,269
Less current portion(1)	(7,618)

Long-term financing obligations	$318,651

    (1)
    Included in other accrued expenses on the consolidated balance sheet.

12. Leases

        The Company leases the majority of all restaurants. The restaurants are subleased to our franchisees or in a few instances operated by the Company. These noncancelable leases and subleases consist primarily of land, buildings and improvements.

        The following is the Company's net investment in direct financing lease receivables:

	2008	2007
	(In thousands)
Total minimum rents receivable	$241,624	$259,948
Less unearned income	(126,107)	(141,468)

Net investment in direct financing lease receivables	115,517	118,480
Less current portion	(3,497)	(2,984)

Long-term direct financing lease receivables	$112,020	$115,496

        Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2008, 2007 and 2006 was $18.0 million, $17.5 million and $18.0 million, respectively.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

12. Leases (Continued)

        The following is the Company's net investment in equipment leases receivable:

	2008	2007
	(In thousands)
Total minimum leases receivable	$302,420	$326,641
Less unearned income	(148,860)	(166,641)

Net investment in equipment leases receivables	153,560	160,000
Less current portion	(7,022)	(6,457)

Long-term equipment leases receivable	$146,538	$153,543

        The following are minimum future lease payments on the Company's noncancelable leases as lessee at December 31, 2008:

	Capital Leases	Operating Leases
	(In thousands)
2009	$24,731	$88,376
2010	25,013	86,926
2011	24,891	85,396
2012	24,728	85,426
20113	24,841	85,348
Thereafter	192,787	1,228,871

Total minimum lease payments	316,991	$1,660,343

Less interest	(148,876)

Capital lease obligations	168,115
Less current portion(1)	(6,805)

Long-term capital lease obligations	$161,310

    (1)
    Included in other accrued expenses on the consolidated balance sheet.

        The asset cost and carrying amount on company-owned property leased at December 31, 2008, was $90.7 million and $74.6 million, respectively. The asset cost and carrying amount on company-owned property leased at December 31, 2007, was $91.4 million and $77.4 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

12. Leases (Continued)

        The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2008:

	Direct Financing Leases	Operating Leases
	(In thousands)
2009	$18,392	$94,232
2010	18,479	95,414
2011	18,539	95,738
2012	18,656	96,223
2013	18,815	97,041
Thereafter	148,743	1,165,923

Total minimum rents receivable	$241,624	$1,644,571

        The Company has noncancelable leases, expiring at various dates through 2032, which require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2008, 2007 and 2006 was $4.5 million, $3.4 million and $3.3 million, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2008, 2007 and 2006 was $91.2 million, $67.6 million and $63.8 million, respectively.

13. Fair Value Measurements

        The Company adopted FAS No. 157 on January 1, 2008. FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company has one financial instrument we must measure under FAS No. 157, investments held by Applebee's captive insurance subsidiary. None of the current non-financial assets or non-financial liabilities must be measured at fair value on a recurring basis. The fair value of the investments held by the captive insurance company at December 31, 2008 was $5.6 million and was determined based on Level 3 inputs using a risk-adjusted discounted cash flow model under the income approach.

14. Fair Value of Financial Instruments

        We believe the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate their carrying amounts due to their short duration.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

14. Fair Value of Financial Instruments (Continued)

        The fair values of non-current financial liabilities are shown in the following table.

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Long-term debt, less current maturities	$1,853,367	$1,177,200	$2,263,887	$2,263,887

Series A Preferred Stock	$187,050	$131,200	$187,050	$187,050

        At December 31, 2008, the fair value of the non-current financial liabilities was determined based on Level 3 inputs using a risk-adjusted discounted cash flow model under the income approach. At December 31, 2007, the fair value approximated the carrying value due to the fact the debt and Preferred Stock had been priced and issued one month earlier.

15. Commitments and Contingencies

Purchase Commitments

        In some instances, the Company enters into commitments to purchase food and other items on behalf of the IHOP and Applebee's systems, to achieve volume discounts and to ensure quality throughout the system. Most of these agreements are fixed price purchase commitments. At December 31, 2008, the outstanding purchase commitments were $205.0 million, the majority of which related to Applebee's. The Company has developed processes to facilitate the liquidation of these commitments to minimize financial exposure.

Lease Guarantees and Contingencies

        In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, remained contingently liable for the remaining lease payments. As of December 31, 2008 and 2007, the Company has outstanding lease guarantees of approximately $89.2 million and $13.4 million, respectively. In addition, the Company or its subsidiaries are contingently liable for various leases that the Company has assigned in connection with the sale of restaurants to franchisees and other parties in the potential amount of $71.7 million and $10.7 million as of December 31, 2008 and 2007, respectively. These leases expire at various times with the final lease agreement expiring in 2048. FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") specifically exempts lease guarantees from recognition and therefore, the Company did not record a liability related to these contingent lease liabilities as of December 31, 2008 or 2007.

        In 2004, the Company arranged for a third-party financing company to provide up to $250.0 million to qualified franchisees for loans to fund development of new restaurants, subject to its approval. The Company provided a limited guarantee of 10% of certain loans advanced under this program. The Company will be released from its guarantee if certain operating results are met after the restaurant has been open for at least two years. As of December 31, 2008, there were loans outstanding to five franchisees for approximately $33.6 million, net of any guarantees in which the Company was released, under this program. The fair value of the Company's guarantees under this financing program were approximately $70,000 and $100,000 as of December 31, 2008 and 2007, respectively, and are

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

recorded in non-current liabilities in the consolidated balance sheet. This program expired on October 31, 2007, however, the Company's guarantee will remain outstanding until the provisions for release have been satisfied, as defined in the related agreement.

Litigation, Claims and Disputes

        In addition to those matters described in previous filings, the Company is subject to various lawsuits, claims and governmental inspections or audits arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. In the opinion of management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such a nature or involve amounts that would not have a material adverse impact on the Company's business or consolidated financial statements.

Severance Agreements

        Applebee's had severance and employment agreements with certain officers which provided for severance payments to be made in the event of a change in control. In connection with the Company's acquisition of Applebee's, the change in control provisions of these agreements were triggered. Certain officers were terminated at the acquisition date. The severance amounts for these individuals have been accrued in the consolidated financial statements. In addition, certain officers will be terminated over the next two years. The Company will accrue these severance costs over the expected service period. As of December 31, 2008 and 2007, the Company has accrued $0.8 million and $10.9 million, respectively, in its consolidated balance sheet.

16. Preferred Stock and Stockholders' Equity

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

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

16. Preferred Stock and Stockholders' Equity (Continued)

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

        Each share of Series B Convertible Preferred Stock has an initial stated value of $1,000, that increases at the rate of 6% per annum, compounded quarterly, commencing on the issue date of such share of Series B Convertible Preferred Stock to and including the earlier of (i) the date of liquidation, dissolution or winding up or the redemption of such share, or (ii) the date such share is converted into the Company's common stock. The stated value of a share as so accreted as of any date is referred to as the accreted value of the share as of that date. Shares of Series B Convertible Preferred Stock may be redeemed by the Company, in whole or in part at the Company's option, on or after the fourth

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

16. Preferred Stock and Stockholders' Equity (Continued)

anniversary of the issue date, at a redemption price equal to the accreted value as of the applicable redemption date, subject to the terms set forth in the Certificate of Designations for the Series B Convertible Preferred Stock ("the "Series B Certificate of Designations"). The Series B Convertible Preferred Stock entitles the holders thereof to receive certain dividends and distributions to the extent that any dividends or distributions paid on the Company's common stock exceed the annual accretion on the Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock are entitled to vote on all matters (including the election of directors) submitted to the holders of the Company's common stock, as a single class with the holders of the Company's common stock, with each share of Series B Convertible Preferred Stock having one vote per share of the Company's common stock then issuable upon conversion of such share of Series B Convertible Preferred Stock. As of December 31, 2008 and 2007, the aggregate accretion for the Series B Convertible Preferred Stock was $2.3 million and $0.2 million, respectively.

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

Share Repurchase Program

        In January 2003, our Board of Directors authorized a program to repurchase shares of the Company's common stock. As of December 31, 2007, the Board approved the repurchase of up to 7.2 million shares of common stock. During 2007, the Company repurchased approximately 1.3 million shares of its common stock for $77.0 million. The Company has repurchased 6.3 million shares of its common stock since the inception of the program at a total cost of $280.0 million. The Company did not repurchase shares in 2008. In February 2009, the Board of Directors cancelled the authorization to repurchase any additional shares under this program.

Dividends

        The Company had accrued $4.8 million as dividends for the Series A Perpetual Preferred Stock as of December 31, 2008. The dividends were paid in January 2009.

        The Company has paid regular quarterly dividends of $0.25 per common share since May 2003. A quarterly cash dividend of $0.25 per common share was paid on November 18, 2008, which was the fourth dividend payment of 2008. In December 2008, the Board of Directors suspended the payment of the quarterly cash dividend to common stockholders for the foreseeable future as part of actions the Company is taking to maximize its financial flexibility. Future dividend declarations on the common

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

16. Preferred Stock and Stockholders' Equity (Continued)

shares may be made at the discretion of the Board of Directors after consideration of the Company's earnings, financial condition, cash requirements, future prospects and other factors.

17. Other Comprehensive (Loss) Income

        The components of comprehensive (loss) income, net of taxes, are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net (loss) income	$(154,459)	$(480)	$44,553
Other comprehensive income (net of tax):
Interest rate swap	7,716	(36,605)	72
Temporary decline in available-for-sale securities	(386)	—	—

Total comprehensive (loss) income	$(147,129)	$(37,085)	$44,625

        The amount of income tax benefit allocated to the interest rate swap was $3.0 million, $24.1 million and nil for the year ended December 31, 2008, 2007 and 2006, respectively.

18. Stock-Based Incentive Plans

        The Stock Incentive Plan (the "1991 Plan") was adopted in 1991 and amended and restated in 1998 to authorize the issuance of up to 3,760,000 shares of common stock pursuant to options, restricted stock, and other long-term stock- based incentives to officers and key employees of the Company. The 2001 Stock Incentive Plan (the "2001 Plan") was adopted in 2001 and amended and restated in 2005 and 2008 to authorize the issuance of up to 4,200,000 shares of common stock. No option can be granted at an option price of less than the fair market value at the date of grant as defined by the Plan. Exercisability of options is determined at, or after, the date of grant by the administrator of both Plans. All options granted under both plans through December 31, 2008, become exercisable one-third after one year, two-thirds after two years and 100% after three years or immediately upon a change in control of the Company, as defined in both plans.

        The Stock Option Plan for Non-Employee Directors (the "Directors Plan") was adopted in 1994 and amended and restated in 1999 to authorize the issuance of up to 400,000 shares of common stock pursuant to options to non-employee members of the Company's Board of Directors. Options are to be granted at an option price equal to 100% of the fair market value of the stock on the date of grant. Options granted pursuant to the Directors Plan vest and become exercisable one-third after one year, two-thirds after two years and 100% after three years or immediately upon a change in control of the Company, as defined in the Directors Plan. Options for the purchase of shares are granted to each non-employee Director under the Directors Plan as follows: (1) an option to purchase 15,000 shares on February 23, 1995, or on the Director's election to the Board of Directors if he or she was not a Director on such date, and (2) an option to purchase 5,000 shares annually in conjunction with the Company's Annual Meeting of Stockholders for that year.

        The 2005 Stock Incentive Plan for Non-Employee Directors (the "2005 Plan") was adopted in 2005 to authorize the issuance of up to 200,000 shares of common stock to non-employee members of the Company's Board of Directors. Awards may be made in common stock, in options to purchase common

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Stock-Based Incentive Plans (Continued)

stock, or in shares of common stock subject to certain restrictions ("Restricted Stock"), or any combination thereof. The terms and conditions of awards granted are established by the Compensation Committee of the Company's Board of Directors, but become immediately vested upon a change in control of the Company, as defined in the 2005 Plan. Options are to be granted at an option price not less than 100% of the fair market value of the stock on the date of grant. The 2005 Plan provides for an initial grant of Restricted Stock ("Initial Grant"). At the end of a specified performance period, the number of shares in the Initial Grant will be increased or decreased, based on the percentage increase or decrease in the fair market value of the Company's common stock during the performance period.

Stock Options

        Stock option activity for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

Shares Under Option	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,078,833	$33.93
Granted	10,850	50.96
Exercised	(204,447)	29.07
Terminated	(60,547)	42.71

Outstanding at December 31, 2006	824,689	34.71
Granted	7,900	57.26
Exercised	(282,517)	31.69
Terminated	(8,316)	48.67

Outstanding at December 31, 2007	541,756	36.41
Granted	576,000	36.05
Exercised	(41,500)	23.82
Terminated	(142,317)	38.86

Outstanding at December 31, 2008	933,939	$36.37	7.17	$—

Vested and Expected to Vest at December 31, 2008	865,447	$36.43	7.00	$—

Exercisable at December 31, 2008	425,216	$37.36	4.64	$—

        The per share weighted-average grant date fair value of options granted during the years 2008, 2007 and 2006 was $18.70, $14.21 and $13.81, respectively.

        The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $1.8 million, $7.8 million and $4.5 million, respectively.

        Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $1.0 million, $8.9 million and $5.9 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock- based payment arrangements totaled $1.9 million, $3.0 million and $1.7 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Stock-Based Incentive Plans (Continued)

        The following table summarizes information regarding outstanding and exercisable options at December 31, 2008:

Range of Exercise Prices	Number of Shares Outstanding as of 12/31/2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Shares Exercisable as of 12/31/2008	Weighted Average Exercise Price Per Share
$11.65-$22.30	89,666	3.64	$17.39	67,166	$19.21
$23.05-$23.05	125,000	9.56	$23.05	—	$—
$24.00-$35.79	101,998	4.14	$31.53	101,998	$31.53
$36.10-$38.88	71,465	5.18	$36.13	71,465	$36.13
$40.00-$40.00	310,000	9.16	$40.00	—	$—
$40.98-$47.90	55,998	7.56	$45.65	25,998	$43.61
$48.09-$48.09	150,346	5.77	$48.09	150,346	$48.09
$50.67-$51.20	22,566	8.49	$50.87	5,936	$50.90
$55.02-$55.02	4,400	8.15	$55.02	1,470	$55.02
$62.00-$62.00	2,500	8.81	$62.00	837	$62.00

$11.65-$62.00	933,939	7.17	$36.37	425,216	$37.36

        The following table summarizes the Company's nonvested options as of December 31, 2008, 2007 and 2006 and changes during the years ended December 31, 2008 and 2007:

Nonvested Options	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2006	267,195	$44.48
Granted	7,800	57.26
Vested	(167,004)	42.68
Forfeited	(7,816)	48.67

Nonvested at December 31, 2007	100,175	48.30
Granted	576,000	36.05
Vested	(92,153)	47.73
Forfeited	(75,299)	41.43

Nonvested at December 31, 2008	508,723	$35.55

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

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Stock-Based Incentive Plans (Continued)

the model may not be indicative of the actual fair values of the Company's stock-based awards. The following table summarizes the assumptions used to value options granted in the respective periods:

	2008	2007	2006
Risk free interest rate	2.83%	4.39%	4.67%
Weighted average historical volatility	77.9%	24.9%	28.2%
Dividend yield	3.09%	1.75%	1.96%
Expected years until exercise	5 Years	5 Years	5 Years
Forfeitures	7.02%	6.72%	12.03%
Weighted average fair value of options granted	$18.70	$14.21	$13.81

Stock-Based Compensation Expense

        From time to time, the Company grants stock options and restricted stock to officers, directors and employees of the Company under the 2001 Plan and the 2005 Plan. The stock options generally vest over a three- year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price on the New York Stock Exchange of the Company's common stock on the date of grant. Restricted stock provides for the issuance of a share of the Company's common stock at no cost to the holder and generally vests over terms determined by the Compensation Committee of the Company's Board of Directors. The restricted stock generally vests only if the employee is actively employed by the Company on the vesting date, and unvested restricted shares are forfeited upon termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company's Board of Directors determines otherwise. When vested options and restricted stock are issued, the Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock

        The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Total stock-based compensation:
Pre-tax compensation expense	$12,089	$6,958	$3,911
Tax benefit	(4,739)	(2,726)	(1,519)

Total stock-based compensation expense, net of tax	$7,350	$4,232	$2,392

        As of December 31, 2008, $15.3 million and $6.8 million (including forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of approximately 1.81 years for restricted stock and 2.28 years for stock options.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Stock-Based Incentive Plans (Continued)

Restricted Stock

        Restricted stock activity for the years ended December 31, 2008 and 2007 is set forth below:

	Number of Shares	Weighted Average Grant-Date Per Share Fair Value
Nonvested at December 31, 2006	168,100	$50.31
Granted	277,190	54.72
Released	—	—
Forfeited	(10,000)	52.96

Nonvested at December 31, 2007	435,290	53.04
Granted	399,785	38.75
Released	(72,520)	55.89
Forfeited	(91,075)	46.19

Nonvested at December 31, 2008	671,480	$45.07

19. Employee Benefit Plans

401(K) Savings and Investment Plan

        In 2001, the Company adopted a defined contribution plan authorized under Section 401(K) of the Internal Revenue Code. The plan covers Company employees who meet the minimum credited service requirements of the 401(K) plan. Employees whose terms of service are covered by a collective bargaining agreement are not eligible. Employees may contribute the maximum allowable for the current year of their pre-tax covered compensation as determined by the limitations of the tax code. DineEquity, Inc. common stock is not an investment option for employees in the 401(K) plan. Substantially all of the administrative cost of the 401(K) plan is borne by the Company. Beginning in 2004, the Company matches 100% of the employees' contributions up to 3% of eligible compensation. The Company's contribution was $0.6 million, $0.7 million and $0.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

        Beginning with the 2005 plan year, the Company has funded, to eligible participants in the 401(K) plan, a profit sharing cash contribution equal to 3% of eligible compensation. For the 2008 plan year, the contribution is estimated to be $0.9 million and will be paid in early 2009. The Company's contribution was $1.0 million and $0.9 million for the plan years 2007 and 2006, respectively.

        In 1992, Predecessor Applebee's established a defined contribution plan authorized under Section 401(K) of the Internal Revenue Code which has been assumed by the Company in connection with the acquisition. The Company will make matching cash contributions of 50% of each eligible employee's contributions not to exceed 4.0% of their annual compensation. Contributions under this plan will vest 100% immediately. The Company made no cash contributions in the period subsequent to the acquisition date.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

19. Employee Benefit Plans (Continued)

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

20. Income Taxes

        The (benefit) provision for income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Provision for income taxes:
Current
Federal	$25,476	$14,987	$27,990
State and foreign	4,709	6,757	4,500

	30,185	21,744	32,490

Deferred
Federal	(54,134)	(19,240)	(4,005)
State	(9,749)	(4,732)	(188)

	(63,883)	(23,972)	(4,193)

(Benefit) provision for income taxes	$(33,698)	$(2,228)	$28,297

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

20. Income Taxes (Continued)

        The (benefit) provision for income taxes differs from the expected federal income tax rates as follows:

	2008	2007	2006
Statutory federal income tax rate	(35.0)%	(35.0)%	35.0%
State and other taxes, net of federal tax benefit	(1.4)	1.5	3.8
Change in unrecognized tax benefits	1.0	(54.5)	—
Change in valuation allowance	—	26.0	—
State adjustments including audits and settlements	(0.2)	(27.7)	—
Refund claims for research and development credits and compensation deductions	—	(17.9)	—
Write-off state income tax receivables	0.1	7.4	—
Compensation related tax credits, net of deduction offsets	(3.4)	(27.1)	—
Changes in tax rates and state tax laws	(0.3)	47.5	—
Goodwill impairment	21.1	—	—
Other	0.2	(1.7)	—

Effective tax rate	(17.9)%	(81.5)%	38.8%

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

20. Income Taxes (Continued)

        Net deferred tax assets (liabilities) consist of the following components:

	2008	2007
	(In thousands)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$4,871	$5,153
Differences in acquisition financing costs	26,889	36,239
Employee compensation	23,122	23,683
Other comprehensive income primarily interest rate swap loss	18,811	23,944
Differences in capitalization, amortization and depreciation(1)	—	57,045
Deferred gain on sale of assets	1,447	—
Book/tax difference in revenue recognition	11,568	3,883
Michigan business tax	9,399	1,896
Other	28,396	17,594

Deferred tax assets	124,503	169,437
Valuation allowance	(7,010)	(2,613)

Total deferred tax assets after valuation allowance	117,493	166,824

Differences between financial and tax accounting in the recognition of franchise and equipment sales	(69,296)	(76,994)
Differences in capitalization and depreciation(1)	(382,648)	(546,652)
Differences in acquisition financing costs	(16,256)	—
Differences between book and tax basis of property and equipment	(8,933)	(7,769)
Other	(8,304)	(18,412)

Deferred tax liabilities	(485,437)	(649,827)

Net deferred tax (liabilities)	$(367,944)	$(483,003)

Net deferred tax asset (liability)—current	$29,586	$22,406
Valuation allowance—current	(2,082)	(544)

Net deferred tax asset (liability)—current	27,504	21,862

Net deferred tax asset (liability)—non current	(390,520)	(502,796)
Valuation allowance—non current	(4,928)	(2,069)

Net deferred tax asset (liability)—non current	(395,448)	(504,865)

Net deferred tax (liabilities)	$(367,944)	$(483,003)

(1)
Primarily related to the Applebee's acquisition.

        The Company or one of its subsidiaries files Federal income tax returns and income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-U.S. income tax examinations by tax authorities for years before 2004 for federal returns and 2000 for other jurisdictions.

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $0.7 million increase in the

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

20. Income Taxes (Continued)

liability for unrecognized tax benefits, excluding related income tax benefits, which was accounted for as a reduction of retained earnings at January 1, 2007. At December 31, 2008, the Company had a liability for unrecognized tax benefit including potential interest and penalties, net of related tax benefit, totaling $23.5 million, of which approximately $1.7 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

        The total unrecognized tax benefit as of December 31, 2008 and 2007 was $18.6 million and $13.8 million, respectively, excluding interest, penalties and related income tax benefits. The increase of $4.8 million is primarily related to adjustments to Applebee's reserves as a result of ongoing state audits. The entire $18.6 million will be included in the effective tax rate if recognized. The Company estimates the unrecognized tax benefits may decrease in 2009 by an amount up to $2.3 million related to the settlement with taxing authorities and the lapse of the statute of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Unrecognized tax benefit as of December 31, 2006	$4,408
Applebee's beginning balance	10,823
Change as a result of prior year tax positions	495
Change as a result of current year tax positions	255
Decreases relating to settlements with taxing authorities	(361)
Decreases as a result of a lapse of the statute of limitations	(1,828)

Unrecognized tax benefit as of December 31, 2007	13,792
Change as a result of prior year tax positions	4,327
Change as a result of current year tax positions	888
Decreases relating to settlements with taxing authorities	(361)
Decreases as a result of a lapse of the statute of limitations	(72)

Unrecognized tax benefit as of December 31, 2008	$18,574

        As of December 31, 2008, the accrued interest and penalties were $13.7 million and $2.9 million, respectively, excluding any related income tax benefits. As of December 31, 2007, the accrued interest and penalties were $8.0 million and $2.6 million, respectively, excluding any related income tax benefits. The increase of $5.7 million and $0.3 million of accrued interest and penalties, respectfully, is primarily related to additional interest and penalties accrued for Applebee's state tax reserves as a result of ongoing state audits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the statement of operations.

        The Company has various state net operating loss carryovers representing $1.5 million of state taxes. The net operating loss carryovers will expire, if unused, during the period from 2009 through 2027.

        The Company has recorded a deferred tax asset related to a change in the enacted tax law for the state of Michigan. The Company cannot assert on a more than likely basis that the asset will be realized. Therefore, a valuation allowance of $7.0 million has been recorded to offset the entire asset. Of the $7.0 million, $0.7 million was recorded in the year ended December 31, 2007 and $6.3 million was recorded as part of the purchase price allocation of Applebee's.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

21. Net (Loss) Income Per Share

        The computation of the Company's basic and diluted net (loss) income per share is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Numerator for basic and dilutive income (loss) per common share:
Net (loss) income	$(154,459)	$(480)	$44,553
Less: Series A preferred stock dividends	(19,000)	(1,561)	—
Less: Accretion of Series B preferred stock	(2,151)	(181)	—
Less: Share of net loss allocated to unvested participating restricted stock	6,417	—	—

(Loss) income available to common stockholders	$(169,193)	$(2,222)	$44,553

Denominator:
Weighted average outstanding shares of common stock	16,764	17,232	18,085
Dilutive effect of:
Common stock equivalents	—	—	213

Common stock and common stock equivalents	16,764	17,232	18,298

Net (loss) income per common share:
Basic	$(10.09)	$(0.13)	$2.46

Diluted	$(10.09)	$(0.13)	$2.43

        For the years ended December 31, 2008 and 2007, diluted loss per common share is computed using the weighted average number of common shares outstanding during the period, as the 756,000 and 627,000 shares, respectively, from common stock equivalents would have been antidilutive.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

22. Segment Reporting

        Prior period segment information has been restated to conform to the current year presentation. Information on segments and a reconciliation to income before income taxes are as follows:

	2008			2007			2006
	(in thousands)
	Applebee's	IHOP	Total	Applebee's(1)	IHOP	Total
Revenues
Franchise operations	$148,391	$204,940	$353,331	$14,173	$191,584	$205,757	$179,331
Company restaurants	1,088,101	15,127	1,103,228	108,784	17,121	125,905	13,585
Rental operations	58	131,289	131,347	—	132,422	132,422	132,101
Financing operations	—	25,722	25,722	—	20,475	20,475	24,543

Total	$1,236,550	$377,078	$1,613,628	$122,957	$361,602	$484,559	$349,560

Intercompany Real Estate Charges
Company restaurants	$—	$—	$—	$—	$141	$141	$388
Rental operations	—	—	—	—	3,424	3,424	20,535
Corporate	—	—	—	—	(3,565)	(3,565)	(20,923)

Total	$—	$—	$—	$—	$—	$—	$—

Income (loss) before income taxes
Franchise operations	$144,269	$112,819	$257,088	$14,009	$103,694	$117,703	$96,252
Company restaurants	127,082	(2,051)	125,031	10,947	(2,489)	8,458	(2,016)
Rental operations	30	33,262	33,292	—	34,020	34,020	34,197
Financing operations	—	18,408	18,408	—	19,260	19,260	20,303
Corporate	(503,401)	(118,575)	(621,976)	(27,949)	(154,200)	(182,149)	(75,886)

Income (loss) before income taxes	$(232,020)	$43,863	$(188,157)	$(2,993)	$285	$(2,708)	$72,850

Income tax (benefit) expense	$(51,492)	$17,794	$(33,698)	$(1,738)	$(490)	$(2,228)	$28,297

Interest Expense
Company restaurants	$507	$412	$919	$51	$496	$547	$514
Rental operations	—	20,258	20,258	—	20,815	20,815	21,361
Financing operations	—	16	16	—	—	—	68
Corporate	168,325	34,816	203,141	14,635	14,019	28,654	7,902

Total	$168,832	$55,502	$224,334	$14,686	$35,330	$50,016	$29,845

Depreciation and amortization
Franchise operations	$10,027	$—	$10,027	$981	$—	$981	$—
Company restaurants	37,527	716	38,243	4,856	882	5,738	379
Rental operations	28	11,872	11,900	—	12,029	12,029	6,268
Financing operations	—	—	—	—	—	—	—
Corporate	6,466	6,438	12,904	775	6,531	7,307	13,403

Total	$54,048	$19,026	$73,074	$6,612	$19,442	$26,055	$20,050

Impairment and closure charges	$238,958	$1,672	$240,630	$19	$4,307	$4,381	$43

Capital Expenditures
Franchise operations	$—	$163	$163	$—	$430	$430	$233
Company restaurants	12,708	1,622	14,330	5,872	439	6,311	7,076
Corporate	12,668	4,604	17,272	3,726	1,961	5,687	2,117

Total	$25,376	$6,389	$31,765	$9,598	$2,830	$12,428	$9,426

Goodwill	$686,703	$10,767	$697,470	$719,961	$10,767	$730,728	$10,767

Total Assets
Franchise operations	$1,480,733	$38,673	$1,519,406	$1,365,119	$50,678	$1,415,797	$32,988
Company restaurants	724,533	10,284	734,817	1,229,101	5,610	1,234,711	8,701
Rental operations	5,701	453,285	458,986	—	465,435	465,435	255,545
Financing operations	—	198,909	198,909	—	192,260	192,260	198,651
Corporate	374,129	74,970	449,099	459,677	63,282	522,959	270,365

Total	$2,585,096	$776,121	$3,361,217	$3,053,897	$777,265	$3,831,162	$766,250

(1)
From acquisition date.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

23. Selected Quarterly Financial Data (Unaudited)

	Revenues	Operating Margin	Net Income (Loss)	Net Income (Loss) Per Share— Basic(a)	Net Income (Loss) Per Share— Diluted(a)
	(In thousands, except per share amounts)
2008
1st Quarter	$442,789	$114,818	$13,854	$0.50	$0.50
2nd Quarter	424,133	114,917	(19,385)	(1.42)	(1.42)
3rd Quarter	391,181	105,756	(11,804)	(0.98)	(0.98)
4th Quarter(b)	355,525	98,326	(137,124)	(8.17)	(8.17)
2007
1st Quarter	$90,124	$37,077	$11,313	$0.63	$0.63
2nd Quarter	89,487	34,872	14,130	0.82	0.82
3rd Quarter	91,355	(378)	(11,616)	(0.69)	(0.69)
4th Quarter(c)	213,593	63,380	(14,307)	(0.94)	(0.94)

(a)
The quarterly amounts may not add to the full year amount.

(b)
The 4th quarter net loss and net loss per share were significantly impacted by impairment charges taken against goodwill and intangible assets.

(c)
The 4th quarter net loss and net loss per share were significantly impacted by the loss on derivative financial instruments and increased interest expense resulted from the securitization notes.

24. Subsequent Event (Unaudited)

        On February 24, 2009 the Company completed the franchising of five restaurants in the New Mexico market and expects to recognize a gain of approximately $5.5 million on the transaction.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of DineEquity, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of DineEquity, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DineEquity, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainties in income tax positions in accordance with Statement of Financial Accounting Standards Interpretation 48 on January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DineEquity, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Los Angeles, California
February 25, 2009

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such terms are defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, amended, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based on their assessment as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of DineEquity, Inc. and Subsidiaries

        We have audited DineEquity, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DineEquity, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, DineEquity, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of DineEquity, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of DineEquity, Inc. and Subsidiaries, and our report dated February 25, 2009 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Los Angeles, California
February 25, 2009

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item regarding our directors and executive officers is incorporated by reference to the following sections to be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders ("2009 Proxy Statement") to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

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

Item 11.    Executive Compensation.

        The information required by this Item regarding executive compensation is incorporated by reference to the sections entitled "Executive Compensation—Summary of Compensation," "Executive Compensation—Stock Options and Stock Appreciation Rights," "Executive Officers of the Company—Employment Agreements," "Compensation Committee Interlocks—Insider Participation" and "Compensation Committee Report" to be set forth in our 2009 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item regarding security ownership and management is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" to be set forth in our 2009 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item regarding certain relationships and related transactions is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions," and "Director Independence" to be set forth in our 2009 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item regarding principal accountant fees and services is incorporated by reference to the section entitled "Independent Auditor Fees" to be set forth in our 2009 Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)    Consolidated Financial Statements

          The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

          Consolidated Balance Sheets as of December 31, 2008 and 2007.

          Consolidated Statements of Operations for each of the three years in the period ended December 31, 2008.

          Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2008.

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008.

          Notes to the Consolidated Financial Statements.

          Reports of Independent Registered Public Accounting Firm.

(a)(2)    Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)    Exhibits

        Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

2.1	Agreement and Plan of Merger, dated as of July 15, 2007, by and among IHOP Corp., CHLH Corp. and Applebee's International, Inc. (Exhibit 2.1 to Registrant's Form 8-K filed July 17, 2007 is incorporated by reference herein).
3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 3.1 to Registrant's Form 8-K dated June 2, 2008 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K dated June 2, 2008 is incorporated herein by reference).
3.3	Amendment to the Bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to Registrant's Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
3.4	Certificate of Designations with respect to the Series A Perpetual Preferred Stock (Exhibit 3.1 to Registrant's Form 8-K filed December 5, 2007 is incorporated by reference herein).
3.5	Certificate of Designations with respect to the Series B Convertible Preferred Stock (Exhibit 3.2 to Registrant's Form 8-K filed December 5, 2007 is incorporated by reference herein).
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
4.20
Series Supplement for the Series 2007-3 Fixed Rate Term Notes, dated as of November 29, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC and Wells Fargo Bank, National Association (Exhibit 4.20 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated by reference).
4.21
Base Indenture, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, and Wells Fargo Bank, National Association, as Indenture Trustee (Exhibit 4.21 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated by reference).
4.22
Series 2007-1 Supplement to the Base Indenture, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, and Wells Fargo Bank, National Association (Exhibit 4.22 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated by reference).
4.23
Supplement No. 4 to the Base Indenture, dated as of June 9, 2008, by and among IHOP Franchising, LLC, IHOP IP, LLC, the Financial Guaranty Insurance Company and Wells Fargo Bank, National Association (Exhibit 4.1 to Registrant's Form 8-K, dated June 13, 2008 is incorporated herein by reference)
*4.24
Supplement No. 1 to the Base Indenture to the Series 2007-1 Supplement, dated January 17, 2008, by and among Applebee's Enterprises LLC, Applebee's IP LLC, Applebee's Restaurants North LLC, Applebee's Restaurants Mid-Atlantic LLC, Applebee's Restaurants West LLC, Applebee's Restaurants Texas LLC, Applebee's Restaurants Kansas LLC, Applebee's Restaurants Vermont Inc., LLC, Applebee's Restaurants Inc. and Wells Fargo Bank, National Association

4.25	Supplement No. 2 to the Base Indenture and Amendment No. 1 to the Series 2007-1 Supplement, dated June 19, 2008, by and among Applebee's Enterprises LLC, Applebee's IP LLC, Applebee's Restaurants North LLC, Applebee's Restaurants Mid-Atlantic LLC, Applebee's Restaurants West LLC, Applebee's Restaurants Texas LLC, Applebee's Restaurants Kansas LLC, Applebee's Restaurants Vermont Inc., LLC, Applebee's Restaurants Inc. and Wells Fargo Bank, National Association (Exhibit 4.1 to Registrant's Form 8-K, dated July 11, 2008 is incorporated herein by reference)
†10.1	Employment Agreement between IHOP Corp. and Mark D. Weisberger (Exhibit 10.3 to Registrant's 2002 Form 10-K is incorporated herein by reference).
*†10.2	Employment Agreement between DineEquity, Inc. and Richard C. Celio dated November 1, 2008.
*†10.3	Employment Agreement between DineEquity, Inc. and Michael Archer dated November 1, 2008.
*†10.4	Employment Agreement between DineEquity, Inc. and Julia A. Stewart dated November 1, 2008.
†10.5	Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc. (Exhibit 10.8 to Registrant's 2002 Form 10-K is incorporated herein by reference).
†10.6
IHOP Corp. 1994 Stock Option Plan for Non-Employee Directors as Amended and Restated February 23, 1999 (Annex "A" to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on Tuesday, May 11, 1999 is incorporated herein by reference).
†10.7	IHOP Corp. 2001 Stock Incentive Plan (the "2001 Plan") (Appendix "B" to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 15, 2001 is incorporated herein by reference).
†10.8	International House of Pancakes 401(k) Plan (Exhibit 10.15 to Registrant's 2001 Form 10-K is incorporated herein by reference).
†10.9	IHOP Corp. Executive Incentive Plan effective January 1, 2005 (Exhibit 10.12 to Registrant's 2004 Form 10-K in incorporated herein by reference).
†10.10	IHOP Corp. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.11
IHOP Corp. 2005 Stock Incentive Plan for Non-Employee Directors (the "2005 Plan") (Appendix "A" to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 24, 2005 is incorporated herein by reference).
†10.12
IHOP Corp. 2001 Stock Incentive Plan as Amended and Restated March 1, 2004 (Appendix "B" to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on Tuesday, May 24, 2005 is incorporated herein by reference).
†10.13	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix "A" to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.14	IHOP Corp 2001 Senior Executive Incentive Plan as amended and restated (Appendix "B" to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.15	Separation Agreement, dated September 5, 2008 between Thomas G. Conforti and DineEquity, Inc. (Exhibit 10.1 to Registrant's form 8-K, dated September 9, 2008 is incorporated herein by reference).

*†10.16	DineEquity, Inc. Executive Severance and Change in Control Policy, dated October 13, 2008.
10.17
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
10.18
Amendment No. 1 to Servicing Agreement, dated as of November 28, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, IHOP Property Leasing, LLC, IHOP Properties, LLC, IHOP Real Estate, LLC, International House of Pancakes, Inc., IHOP Corp. and Wells Fargo Bank, National Association, as Indenture Trustee (Exhibit 10.17 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated by reference).
10.19
Parent Asset Sale Agreement, dated as of March 16, 2007, by IHOP Holdings, LLC, as Purchaser, and International House of Pancakes, Inc. as Seller (Exhibit 4.3 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated by reference herein).
10.20
Guaranty, dated as of March 16, 2007, by IHOP Corp., in favor of IHOP Holdings, LLC (Exhibit 4.4 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated by reference herein).
10.21
Amendment No. 1 to Guaranty, dated as of November 28, 2007, by IHOP Corp., in favor of IHOP Holdings, LLC (Exhibit 10.20 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated by reference).
10.22
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
10.24
Series A Perpetual Preferred Stock Purchase Agreement, dated as of July 15, 2007, by and between IHOP Corp. and MSD SBI, L.P. (Exhibit 10.1 to Registrant's Form 8-K filed on July 17, 2007 is incorporated by reference herein).
10.25
First Amendment to Series A Perpetual Preferred Stock Purchase Agreement, dated as of November 29, 2007, by and between IHOP Corp. and MSD SBI, L.P. (Exhibit 10.1 to Registrant's Form 8-K filed December 5, 2007 is incorporated by reference herein).
10.26
Series B Convertible Preferred Stock Purchase Agreement, dated as of July 15, 2007, by and among IHOP Corp. and the purchasers identified on Schedule A thereto (Exhibit 10.2 to Registrant's Form 8-K filed July 17, 2007 is incorporated by reference herein).
10.27
Commitment Letter, dated July 15, 2007, by and among IHOP Corp., CHLH Corp., Lehman Brothers Commercial Bank, Lehman Brothers Inc. and Lehman Commercial Paper Inc. (Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2007 is incorporated by reference herein).

10.28	Registration Rights Agreement, dated as of November 29, 2007, by and among IHOP Corp. and the persons identified on Schedule A thereto (Exhibit 10.2 to Registrant's Form 8-K filed December 5, 2007 is incorporated by reference herein).
10.29
Series 2007-3 Fixed Rate Term Notes Purchase Agreement, dated as of November 29, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, International House of Pancakes, Inc., IHOP Corp. and Lehman Brothers Inc., as Initial Purchaser (Exhibit 10.28 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated by reference).
10.30
Servicing Agreement, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, Applebee's Franchising LLC, Applebee's Services, Inc., Applebee's International, Inc., Assured Guaranty Corp., and Wells Fargo Bank, National Association, as Indenture Trustee (Exhibit 10.29 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated by reference).
10.31
IHOP Corp. Servicing Guaranty, dated as of November 29, 2007, by IHOP Corp., in favor of Applebee's Enterprises LLC, Applebee's IP LLC, and certain other entities listed therein (Exhibit 10.30 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated by reference).
10.32
Guaranty and Collateral Agreement (Applebee's Franchising LLC), dated as of November 29, 2007, by and among Applebee's Franchising LLC, Applebee's Enterprises LLC, and Wells Fargo Bank, National Association (Exhibit 10.31 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated by reference).
10.33
Guaranty and Collateral Agreement (Applebee's Holdings LLC), dated as of November 29, 2007, by and among Applebee's Holdings LLC, Applebee's Enterprises LLC, and Wells Fargo Bank, National Association (Exhibit 10.32 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated by reference).
10.34
Class A-1 Note Purchase Agreement, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, Applebee's Services, Inc., as Servicer, certain financial institutions, as Committed Note Purchasers, certain funding agents, Lehman Commercial Paper Inc., as Swingline Lender, and Lehman Commercial Paper Inc., as Class A-1 Administrative Agent (Exhibit 10.33 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated by reference).
10.35
Purchase Agreement, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, Applebee's Holdings LLC, Applebee's Franchising LLC, IHOP Corp., Applebee's International, Inc., Applebee's Services, Inc., Applebee's Holdings II Corp., and Lehman Brothers Inc., as Initial Purchaser (Exhibit 10.34 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated by reference).
14.0	IHOP Corp. Code of Ethics for Chief Executive and Senior Financial Officers (Exhibit 14.0 to Registrant's 2004 Form 10-K is incorporated herein by reference).
*21	Subsidiaries of DineEquity, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

†
A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February, 2009.

DINEEQUITY, INC.
By:	/s/ JULIA A. STEWART Julia A. Stewart Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 26th day of February 2009.

Name	Title
/s/ JULIA A. STEWART Julia A. Stewart	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ GREGGORY KALVIN Greggory Kalvin	Vice President, Corporate Controller (Principal Financial Officer)
/s/ LARRY ALAN KAY Larry Alan Kay	Director
Howard M. Berk	Director
/s/ H. FREDERICK CHRISTIE H. Frederick Christie	Director
/s/ RICHARD J. DAHL Richard J. Dahl	Director
/s/ FRANK EDELSTEIN Frank Edelstein	Director
/s/ MICHAEL S. GORDON Michael S. Gordon	Director
/s/ CAROLINE W. NAHAS Caroline W. Nahas	Director
/s/ GILBERT T. RAY Gilbert T. Ray	Director
/s/ PATRICK W. ROSE Patrick W. Rose	Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
DINEEQUITY, INC. AND SUBSIDIARIES Annual Report on Form 10-K For the Fiscal Year Ended December 31, 2008 Table of Contents
PART I
  Item 1. Business
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Comparison of Five-Year Cumulative Total Return DineEquity, Inc., Standard & Poor's 500 And Value Line Restaurant Index (Performance Results Through December 31, 2008)
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements
DineEquity, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share amounts)
DineEquity, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)
DineEquity, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands, except share amounts)
DineEquity, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
DineEquity, Inc. and Subsidiaries Notes to the Consolidated Financial Statements
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