Form 10-Q
period 2009-03-31
DineEquity, Inc
filed 2009-04-30
CIK 49754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2009
Common Stock, $.01 par value	17,579,736

DINEEQUITY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,456	$114,443
Restricted cash	100,528	83,355
Short-term investments, at market value	278	276
Receivables, net	80,988	117,930
Inventories	10,997	10,959
Prepaid income taxes	—	15,734
Prepaid expenses	15,906	17,067
Deferred income taxes	27,917	27,504
Assets held for sale	8,714	11,861
Total current assets	342,784	399,129
Non-current restricted cash	51,882	53,395
Restricted assets related to captive insurance subsidiary	5,500	5,573
Long-term receivables	271,832	277,106
Property and equipment, net	809,004	824,482
Goodwill	697,470	697,470
Other intangible assets, net	952,758	956,036
Other assets, net	142,910	148,026
Total assets	$3,274,140	$3,361,217
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$17,550	$15,000
Accounts payable	48,844	48,983
Accrued employee compensation and benefits	43,862	44,299
Deferred revenue	52,067	95,532
Accrued financing costs	20,000	20,071
Other accrued expenses	71,095	55,249
Accrued interest payable	4,470	3,580
Total current liabilities	257,888	282,714
Long-term debt, less current maturities	1,763,057	1,853,367
Financing obligations, less current maturities	312,719	318,651
Capital lease obligations, less current maturities	159,415	161,310
Deferred income taxes	395,966	395,448
Other liabilities	119,405	119,910
Total liabilities	3,008,450	3,131,400
Commitments and contingencies
Preferred stock, Series A, $1 par value, 220,000 shares authorized; 190,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	187,050	187,050
Stockholders’ equity:
Convertible Preferred stock, Series B, at accreted value, 10,000,000 shares authorized; 35,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	37,892	37,332
Common stock, $.01 par value, 40,000,000 shares authorized; March 31, 2009: 23,797,265 shares issued and 17,581,699 shares outstanding; December 31, 2008: 23,696,950 shares issued and 17,466,355 shares outstanding	238	237
Additional paid-in-capital	166,039	165,315
Retained earnings	177,641	145,810
Accumulated other comprehensive loss	(27,420)	(29,408)
Treasury stock, at cost (6,215,566 shares and 6,230,595 shares at March 31, 2009 and December 31, 2008, respectively)	(275,750)	(276,519)
Total stockholders’ equity	78,640	42,767
Total liabilities and stockholders’ equity	$3,274,140	$3,361,217

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues
Franchise revenues	$98,210	$89,934
Company restaurant sales	238,205	311,922
Rental income	33,709	32,965
Financing revenues	4,113	7,968
Total revenues	374,237	442,789
Costs and Expenses
Franchise expenses	28,298	23,377
Company restaurant expenses	200,415	276,575
Rental expenses	24,542	24,709
Financing expenses	7	3,339
General and administrative expenses	47,159	47,604
Interest expense	48,532	50,647
Amortization of intangible assets	3,019	2,899
Gain on extinguishment of debt	(26,354)	—
Gain on disposition of assets	(5,137)	(178)
Other income, net	(128)	(1,521)
Total costs and expenses	320,353	427,451
Income before income taxes	53,884	15,338
Provision for income taxes	16,743	1,484
Net income	$37,141	$13,854
Net income	$37,141	$13,854
Less: Series A preferred stock dividends	(4,750)	(4,750)
Less: Accretion of Series B preferred stock	(560)	(521)
Less: Net income allocated to unvested participating restricted stock	(1,203)	(248)
Net income available to common stockholders	$30,628	$8,335
Net income available to common stockholders per share
Basic	$1.82	$0.50
Diluted	$1.80	$0.50
Weighted average shares outstanding
Basic	16,842	16,703
Diluted	17,394	16,781
Dividends declared per common share	$—	$0.25
Dividends paid per common share	$—	$0.25

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$37,141	$13,854
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	26,114	28,783
Gain on extinguishment of debt	(26,354)	—
Deferred income taxes	(1,320)	(4,898)
Stock-based compensation expense	3,198	3,072
Tax benefit from stock-based compensation	317	984
Excess tax benefit from stock options exercised	—	(251)
Gain on disposition of assets	(5,137)	(178)
Changes in operating assets and liabilities
Receivables	36,603	28,171
Inventories	(167)	75
Prepaid expenses	10,680	2,661
Accounts payable	1,256	(23,999)
Accrued employee compensation and benefits	(437)	(3,423)
Deferred revenues	(43,465)	(32,086)
Other accrued expenses	20,958	(4,937)
Other	(1,718)	2,134
Cash flows provided by operating activities	57,669	9,962
Cash flows from investing activities
Additions to property and equipment	(3,162)	(18,102)
Reductions (additions) to long-term receivables	948	(1,390)
Payment of accrued acquisition costs	—	(10,001)
Collateral released by captive insurance subsidiary	74	2,680
Proceeds from sale of property and equipment	8,834	30
Principal receipts from notes and equipment contracts receivable	4,505	4,219
Reductions of assets held for sale	—	12,386
Other	(40)	(37)
Cash flows provided by (used in) investing activities	11,159	(10,215)
Cash flows from financing activities
Repayment of long-term debt	(61,605)	—
Principal payments on capital lease and financing obligations	(3,467)	(1,391)
Dividends paid	(4,750)	(6,012)
Payment of preferred stock issuance costs	—	(1,500)
Reissuance of treasury stock	—	1,148
Repurchase of restricted stock	(264)	(92)
Proceeds from stock options exercised	—	664
Excess tax benefit from stock options exercised	—	251
Payment of accrued debt issuance costs	(63)	(2,845)
Restricted cash related to securitization	(15,666)	16,276
Cash flows (used in) provided by financing activities	(85,815)	6,499
Net change in cash and cash equivalents	(16,987)	6,246
Cash and cash equivalents at beginning of year	114,443	26,838
Cash and cash equivalents at end of period	$97,456	$33,084
Supplemental disclosures
Interest paid	$42,422	$55,084
Income taxes paid	$753	$1,111

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters are reported as ending on March 31, June 30, September 30 and December 31. The first fiscal quarters presented herein ended March 29, 2009 and March 30, 2008, respectively.

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, long-lived assets, goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year information to conform to the current year presentation. The most significant reclassification relates to certain operations acquired with Applebee’s International, Inc. (“Applebee’s”), a wholly-owned subsidiary of the Company. The loss from discontinued operations of $88,000 previously reported as a single net line item the first fiscal quarter of 2008 has been reclassified as follows:

Amount
(In thousands)
Company restaurant expenses	$29
Gain on disposition of assets	(41)
Other (income) expense	154
Income (loss) before income taxes	(142)
Benefit (provision) for income taxes	54
Net income (loss)	$(88)

These reclassifications had no effect on the net income or financial position previously reported.

3. Accounting Policies

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted the requirements of SFAS 157 that had been deferred under FSP 157-2 on January 1, 2009. The adoption did not have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141(R) on January 1, 2009 and will apply the provisions of this statement prospectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The Company adopted the new disclosure requirements on January 1, 2009. As SFAS 161 does not change current accounting practice, there was no impact of the adoption on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. The Company adopted FSP FAS 142-3 on January 1, 2009 and will apply the provisions of this statement prospectively to intangible assets acquired after the effective date.

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in SFAS No. 128, Earnings per Share. The Company retroactively adopted FSP EITF 03-6-1 on January 1, 2009. The impact of the adoption on earnings per share as previously reported for the fiscal quarter ended March 31, 2008 was not material.

In January 2009, the FASB issued FSP EITF Issue No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company adopted FSP EITF 99-20-1 effective January 1, 2009. There was no impact of the adoption on the Company’s consolidated financial statements.

New Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1, to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments, respectively. The FSPs will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the FSPs effective for the period ending June 30, 2009 but does not anticipate that adoption will result in a material effect on its consolidated results of operations

4. Assets Held for Sale

The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The balance of assets held for sale at December 31, 2008 of $11.9 million was primarily comprised of seven Applebee’s company-operated restaurants in New Mexico expected to be franchised, four parcels of land previously acquired and held for future development, and property and equipment from closed stores.

The sale of five of the seven restaurants in New Mexico was completed in the first fiscal quarter of 2009. The Company recognized a gain of approximately $5.4 million on the transaction. There were no other significant changes to assets held for sale. At March 31, 2009, the balance of assets held for sale was $8.7 million.

5. Long-Term Debt

Long-term debt consists of the following components:

	March 31, 2009 (unaudited)	December 31, 2008
	(In millions)
Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.1767% (inclusive of an insurance premium of 0.75%)	$635.8	$640.6
Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.0588%	521.8	604.3
Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037, at a fixed rate of 8.4044%	115.3	119.0
Series 2007-1 Class A-1 Variable Funding Senior Notes, final maturity date December 2037, at a rate of 3.22% and 3.86% as of March 31, 2009 and December 31, 2008, respectively	100.0	100.0
Series 2007-1 Fixed Rate Notes due March 2037, at a fixed rate of 5.744% (inclusive of an insurance premium of 0.60%)	175.0	175.0
Series 2007-2 Variable Funding Notes, final maturity date March 2037, at a rate of 0.6% and 2.1% as of March 31, 2009 and December 31, 2008, respectively	15.0	15.0
Series 2007-3 Fixed Rate Term Notes due December 2037, at a fixed rate of 7.0588%	245.0	245.0
Discount on Fixed Rate Notes	(27.2)	(30.5)
Total debt	1,780.7	1,868.4
Less current maturities	(17.6)	(15.0)
Long-term debt	$1,763.1	$1,853.4

For a complete description of the respective instruments, refer to Note 10 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In March 2009, the Company retired certain Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037 with a face amount of $78.4 million for a cash payment of $49.0 million. The Company recognized a gain on extinguishment of this debt of $26.4 million after the write-off of the discount and deferred financing costs related to the debt retired.

During the quarter ended March 31, 2009, the Company received proceeds from disposition of assets and release of certain reserve funds totaling $8.8 million. As required by the terms of the Applebee’s securitization agreements, these funds were used to retire Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes and Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes at face values of $4.1 million and $4.7 million, respectively.

In January 2009, the Company began making scheduled repayments on the Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037. Scheduled repayments totaled $3.4 million during the first quarter of 2009.

6. Financing Obligations

As of March 31, 2009, future minimum lease payments under financing obligations during the initial terms of the leases related to sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
Remainder of 2009	$23.0
2010	31.0
2011	31.4
2012	31.4
2013	31.5
Thereafter	439.2
Total minimum lease payments	587.5
Less interest	(267.0)
Total financing obligations	320.5
Less current portion(1)	(7.8)
Long-term financing obligations	$312.7

(1)       Included in other accrued expenses on the consolidated balance sheet.

7. Segments

The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations, and financing operations.

The franchise operations segment consists of (i) 1,591 restaurants operated by Applebee’s franchisees in the United States, 15 countries outside the United States and one U.S. territory and (ii) 1,390 restaurants operated by IHOP franchisees and area licensees in the United States, one U.S. territory, Canada and Mexico. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

The company restaurant operations segment consists of 400 company-operated Applebee’s restaurants in the United States, one company-operated Applebee’s restaurant in China and 12 company-operated IHOP restaurants, which include one restaurant reacquired from a franchisee that is being operated on a temporary basis. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants.

Financing operations revenue consists of the portion of franchise fees not allocated to intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

7. Segments, continued

Information on segments is as follows:

	For the Three Months Ended March 31,
	2009	2008
	(In millions)
Revenues from External Customers
Franchise operations	$98.2	$89.9
Company restaurants	238.2	311.9
Rental operations	33.7	33.0
Financing operations	4.1	8.0
Total	$374.2	$442.8
Interest Expense
Company restaurants	$0.1	$0.2
Rental operations	5.1	5.2
Financing operations	—	—
Corporate	48.5	50.7
Total	$53.7	$56.1
Depreciation and amortization
Franchise operations	$2.5	$2.5
Company restaurants	7.4	11.7
Rental operations	2.9	3.0
Corporate	3.4	2.3
Total	$16.2	$19.5
Income (loss) before income taxes
Franchise operations	$70.0	$66.6
Company restaurants	37.8	35.3
Rental operations	9.2	8.3
Financing operations	4.1	4.6
Corporate	(67.2)	(99.5)
Total	$53.9	$15.3

8. Income Taxes

The Company or one of its subsidiaries files Federal income tax returns and income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to Federal, state or non-U.S. income tax examinations by tax authorities for years before 2004 for Federal returns and years before 2000 for other jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.7 million increase in the liability for unrecognized tax benefits, excluding related income tax benefits, which increase was accounted for as a reduction of retained earnings at January 1, 2007. At March 31, 2009, the Company had a liability for unrecognized tax benefits including potential interest and penalties, net of related tax benefit, totaling $22.2 million, of which approximately $3.0 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

The total unrecognized tax benefit as of March 31, 2009 and December 31, 2008 was $17.0 million and $18.6 million, respectively, excluding interest, penalties and related income tax benefits. The decrease was due primarily to settlements with taxing authorities resulting in a decrease in unrecognized tax benefits related to prior year positions. The entire $17.0 million will be included in the Company’s effective income tax rate if recognized. The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $2.2 million related to settlements with taxing authorities and the lapse of the statute of limitations.

As of March 31, 2009, the accrued interest and penalties were $14.1 million and $2.4 million, respectively, excluding any related income tax benefits. As of December 31, 2008, the accrued interest and penalties were $13.7 million and $2.9 million, respectively, excluding any related income tax benefits. The increase of $0.4 million of accrued interest is primarily related to the accrual of interest during the three months ended March 31, 2009. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Income.

The Company has various state net operating loss carryovers representing $1.5 million of state taxes as of December 31, 2008. The net operating loss carryovers will expire, if unused, during the period from 2009 through 2027.

The Company has recorded a deferred tax asset related to a change in the enacted tax law for the state of Michigan. The Company cannot assert on a more than likely basis that the asset will be realized. Therefore, a valuation allowance of $7.0 million has been recorded to offset the entire asset. Of the $7.0 million, $0.7 million was recorded in the year ended December 31, 2007 and $6.3 million was recorded as part of the purchase price allocation of Applebee’s.

The effective tax rate for the provision recognized was 31.1% for the three-month period March 31, 2009. The effective tax rate for the provision recognized is lower than the federal statutory rate of 35% for the three-month period ended March 31, 2009 primarily due to tax credits, partially offset by state income taxes. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

9. Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock to officers, directors and employees of the Company under the 2001 Stock Incentive Plan (the “2001 Plan”) and the 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”). The stock options generally vest over a three-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the common stock on the New York Stock Exchange on the date of grant. Restricted stock provides for the issuance of shares of the Company’s common stock at no cost to the holder and generally vests over terms determined by the Compensation Committee of the Company’s Board of Directors. The restricted stock generally vests only if the employee is actively employed by the Company on the vesting date, and unvested restricted shares are forfeited upon either termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company’s Board of Directors determines otherwise. When vested options and restricted stock are issued, the Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock.

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Total Stock-Based Compensation:
Pre-tax compensation expense	$3.2	$3.1
Tax benefit	(1.0)	(0.3)
Total stock-based compensation expense, net of tax	$2.2	$2.8

As of March 31, 2009, $13.2 million and $8.7 million (including estimated forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of 2.04 years for restricted stock and 2.68 years for stock options.

The estimated fair values of the options granted year-to-date in 2009 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.87%
Weighted average historical volatility	71.6%
Dividend yield	—
Expected years until exercise	5.0
Forfeitures	7.02%
Weighted average fair value of options granted	$3.37

Option activity under the Company’s stock option plan as of March 31, 2009, and changes during the three-month period then ended were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	933,939	$36.37
Granted	868,250	$5.64
Exercised	—	—
Expired	(12,000)	$43.46
Forfeited	(146,599)	$25.60
Outstanding at March 31, 2009	1,643,590	$21.05	8.33	$5,531,000
Vested at March 31, 2009 and Expected to Vest	1,485,868	$21.74	8.19	$4,792,000
Exercisable at March 31, 2009	512,082	$37.79	5.33	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on at March 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock and the number of in-the-money options.

A summary of restricted stock activity for the three months ended March 31, 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	671,480	$45.07
Granted	181,700	$5.58
Released	(108,849)	$48.84
Forfeited	(45,728)	$30.60
Nonvested at March 31, 2009	698,603	$35.16

10. Other Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net income	$37.1	$13.9
Other comprehensive income (net of tax):
Interest rate swap	2.0	1.7
Total comprehensive income	$39.1	$15.6

The amount of income tax benefit allocated to the interest rate swap was $1.4 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.

The accumulated comprehensive loss of $27.4 million (net of tax) as of March 31, 2009 is comprised of $27.0 million related to a terminated interest rate swap and $0.4 million related to a temporary decline in available-for-sale securities. The accumulated comprehensive loss of $29.4 million (net of tax) as of December 31, 2008 is comprised of $29.0 million related to a terminated interest rate swap and $0.4 million related to a temporary decline in available-for-sale securities.

11. Net Income Per Share

The computation of the Company’s basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net income	$37,141	$13,854
Less: Series A Preferred Stock dividends	(4,750)	(4,750)
Less: Accretion of Series B Preferred Stock	(560)	(521)
Less: Net income allocated to unvested participating restricted stock	(1,203)	(248)
Net income available to common stockholders— basic	30,628	8,335
Effect of unvested participating restricted stock in two-class calculation	36	—
Accretion of Series B Preferred Stock*	560	—
Net income available to common stockholders— diluted	$31,224	$8,335
Denominator:
Weighted average outstanding shares of common stock	16,842	16,703
Dilutive effect of:
Stock options	4	78
Convertible Series B Preferred Stock *	548	—
Common stock and common stock equivalents	17,394	16,781
Net income per common share:
Basic	$1.82	$0.50
Diluted	$1.80	$0.50

*       The effect of adding shares from the assumed conversion of Series B Convertible Preferred stock to the denominator and the related add-back of the dividends on Series B Convertible Preferred stock to the numerator is anti-dilutive for the three months ended March 31, 2008.

12. Fair Value Measurements

The Company has one financial instrument that is measured on a recurring basis at fair value as defined by SFAS No. 157 -  investments held by Applebee’s captive insurance subsidiary. None of the Company’s non-financial assets or non-financial liabilities must be measured at fair value on a recurring basis. The Company has not elected to use fair value measurement on any assets or liabilities as provided by SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions.

The fair value of the investments held by the captive insurance company at March 31, 2009 and December 31, 2008 was $5.6 million and was determined based on Level 3 inputs using a risk-adjusted discounted cash flow model under the income approach. There was no gain or loss, realized or unrealized, during the quarter ended March 31, 2009.

13. Consolidation of Variable Interest Entities

In December 2003, the FASB issued FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities, called variable interest entities (“VIEs”), in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under FIN 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and must consolidate the entity in its financial statements.

In February 2009, the Company and owners of Applebee’s and IHOP franchise restaurants formed Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”) to manage procurement activities for the Applebee’s and IHOP restaurants choosing to join the Co-op. CSCS meets the definition of a VIE under FIN 46(R). Under the terms of the Co-op agreements, each member restaurant belonging to CSCS has equal and identical ownership rights and obligations. IHOP franchise restaurants to which the Company has provided financial support in the form of loans to purchase franchises and equipment are considered de facto agents of IHOP for purposes of determining the primary beneficiary of the VIE. Company-owned Applebee’s and IHOP restaurants, in addition to the IHOP franchise restaurants deemed de facto agents, comprise only 33.6% of the CSCS membership as of March 31, 2009. Accordingly, the Company is not considered to be the primary beneficiary of the VIE and therefore does not consolidate the results of CSCS.

Under the Co-op agreements the Company is obligated make a one-time payment to CSCS for start-up costs of $6.3 million, $3.5 million of which has been paid as of March 31, 2009 with payments of $2.0 million and $0.8 million due in July 2009 and January 2010, respectively. The Company is not obligated to provide any support to the Co-op under any explicit or implied agreement beyond this $6.3 million.

The Co-op does not purchase items on behalf of member restaurants; rather, it facilitates purchasing agreements and distribution arrangements between suppliers and member restaurants. Because of this, it is anticipated that CSCS will acquire a minimal amount of assets and incur a minimal amount of liabilities. Each member restaurant is responsible for only the goods and services it chooses to purchase and bears no responsibility or risk of loss for goods and services purchased by other member restaurants. Based on these facts, the Company believes its maximum estimated loss related to its membership in the Co-op is de minimus.

14. Commitments and Contingencies

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

In cases of this type, conditional certification of the plaintiff class is granted under a lenient standard.  On January 15, 2009 the Company filed a motion seeking to have the class de-certified and the plaintiffs filed a motion for summary judgment, both of which are pending before the court.  The Company believes it has strong defenses supporting the de-certification of the class, as well as strong defenses to the substantive claims asserted, and intends to vigorously defend this case.  An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Lease Guarantees

As of March 31, 2009, in connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $170.7 million. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms which range from 2009 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 31, 2009.

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

Overview

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Except where the context indicates otherwise, the words “we,” “us,” “our” and the “Company” refer to DineEquity, Inc., together with its subsidiaries that are consolidated in accordance with U.S. GAAP.

The Company was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter the Company’s predecessor began developing and franchising additional restaurants. In November 2007, the Company completed the acquisition of Applebee’s International, Inc. (“Applebee’s”), which became a wholly-owned subsidiary of the Company. We own and operate two restaurant concepts in the casual dining and family dining categories of the food service industry: Applebee’s Neighborhood Grill and Bar® and IHOP. References herein to Applebee’s and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees or the Company. References herein to “system sales” include retail sales at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. With nearly 3,400 franchised or owned-and-operated restaurants combined, we are the largest full-service restaurant company in the world.

Restaurant Concepts

Applebee’s

We franchise and operate restaurants in the bar and grill segment of the casual dining industry under the name “Applebee’s Neighborhood Grill & Bar®.” With 1,992 system-wide restaurants as of March 31, 2009, Applebee’s Neighborhood Grill & Bar is one of the largest casual dining concepts in the world, in terms of number of restaurants and market share.

Generally, Applebee’s franchise arrangements consist of a development agreement and separate franchise agreements for each franchised restaurant. Development agreements grant to the franchise developer the exclusive right to develop Applebee’s restaurants in a designated geographic area over a specified period of time. The term of a domestic development agreement is generally 20 years. The development agreement typically provides for an initial development schedule of one to five years, as agreed upon by the Company and the franchisee. At or shortly prior to the completion of the initial development schedule or any subsequent development schedule, the Company and the franchisee generally agree upon supplemental development schedules providing for the development of additional Applebee’s restaurants in the franchise developer’s exclusive territory.

Prior to the opening of each new Applebee’s restaurant, the franchisee and the Company enter into a separate franchise agreement for that restaurant. Our standard franchise agreement has a term of 20 years and permits renewals for up to an additional 20 years upon payment of an additional franchise fee. Our current standard franchise arrangement calls for an initial franchise fee of $35,000 and a royalty fee equal to 4% of the restaurant’s monthly net sales. We have agreements with a majority of our franchisees for Applebee’s restaurants opened before January 1, 2000, which provide for a royalty rate of 4% and extend the initial term of the franchise agreements until 2020. The terms, royalties and advertising fees under a limited number of franchise agreements and other franchise fees under older development agreements vary from the currently offered arrangements.

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

Since the completion of the Applebee’s acquisition on November 29, 2007, we have been pursuing a strategy which contemplates transitioning from our current 80% franchised system to an approximately 98% franchised system. To date we have franchised 108 company-owned restaurants in the California, Nevada, Delaware, Texas and New Mexico markets. This heavily franchised business model is expected to require less capital investment and reduce the volatility of cash flow performance over time.  A range of factors including the overall market for restaurant franchises, the availability of financing, and the financial and operating performance of Applebee’s company-owned restaurants can impact the likelihood and timing of the completion of this strategy as well as the ultimate proceeds the Company would receive from franchising the company-operated restaurants.  The Company continues to monitor these factors and to assess their impact on possible franchise transactions.  The Company may choose to suspend or revise its franchising strategy if it does not believe that conditions will lead to satisfactory proceeds from the sale of its company-operated restaurants.

The following table represents Applebee’s restaurant development commitments for 2009 and 2010. We have disclosed development commitments for only a two-year period as the Applebee’s development agreements generally provide for a series of two-year development commitments after the initial development period.

	Contractual Opening of Restaurants by Year
	2009	2010
Domestic development agreements	19	15
International development agreements	23	18
Total	42	33

In 2009, we expect franchisees to open a total of 33 to 42 new Applebee’s restaurants including 15 to 19 domestic franchise restaurants and 18 to 23 international franchise restaurants. We do not currently plan to open any domestic company-operated restaurants. The actual number of openings may differ from our expectations due to various factors, including economic conditions, franchisee access to capital, and the impact of currency fluctuations on our international franchisees. The timing of new restaurant openings may also be affected by various factors including weather-related and other construction delays and difficulties in obtaining regulatory approvals.

IHOP

Under our current business model (the “Current Business Model”), which was adopted in January 2003, a potential franchisee first negotiates and enters into a single store development agreement or a multi-store development agreement with the Company and, upon completion of a prescribed approval procedure, is primarily responsible for the development and financing of one or more new IHOP franchised restaurants. In general, we do not provide any financing with respect to the franchise fee or otherwise. The franchise developer uses its own capital and financial resources along with third party financial sources to purchase or lease a restaurant site, build and equip the business and fund its working capital needs. The principal terms of the franchise agreements entered into under the Company’s business model prior to 2003 (the “Previous Business Model”) and the Current Business Model, including the franchise royalties and the franchise advertising fees, are substantially the same except with respect to the terms relating to the franchise fee.

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

IHOP franchised restaurants established prior to 2003 under the Previous Business Model were generally developed by the Company. The Company was involved in all aspects of the development and financing of the restaurants. Under the Previous Business Model, the Company typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period.

The revenues received from a restaurant franchised under the Previous Business Model include: (a) the franchise fee, a portion of which (typically 20%) was paid upon execution of the franchise agreement; (b) interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes; (c) franchise royalties typically equal to 4.5% of weekly gross sales; (d) lease or sublease rents for the restaurant property and building; (e) rent under an equipment lease; (f) revenues from the sale of pancake and waffle dry-mixes; and (g) franchise advertising fees. The franchise agreements generally provide for advertising fees comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales under the franchise agreement, which was usually collected by us and then used to cover the cost of local media purchases and other local advertising expenses incurred by a local advertising cooperative, and (ii) a national advertising fee equal to 1.0% of weekly gross sales under the franchise agreement. Area licensees are generally required to pay lesser amounts toward advertising. Beginning in 2005, the Company and the IHOP franchisees agreed to reallocate portions of the local advertising fees to purchase national broadcast, syndication and cable television time in order to reach our target audience more frequently and more cost effectively. In a few instances, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for specified periods of time in order to assist them in either establishing or reinvigorating their businesses.

As of December 31, 2008, we had signed commitments from franchisees to build 307 IHOP restaurants over the next nine years plus options for an additional 111 restaurants, comprised as follows:

		Contractual Openings of Restaurants by Year
	Number of Signed Agreements at 12/31/08	2009	2010	2011	2012 and thereafter	Total
Single-store development agreements	18	12	5	1	—	18
Multi-store development agreements	80	74	55	43	165	337
International development agreements	7	8	6	5	44	63
	105	94	66	49	209	418

In 2009,  a total of 65 to 75 new IHOP restaurants are expected to open, consisting of 55 to 60 franchise restaurants, three to five area license restaurants in Florida and seven to ten restaurants outside the U.S. or in non-traditional channels. The actual number of openings in any period may differ from the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals and various economic factors, including franchisee access to capital financing.

The following table summarizes our restaurant development and franchising activity:

	Three Months Ended March 31,
	2009	2008	2009	2008
	IHOP		Applebee’s
	(unaudited)
Restaurant Development Activity
Beginning of period	1,396	1,344	2,004	1,976
New openings
Company-developed	—	—	—	1
Franchisee-developed	11	11	5	16
Area license	—	—	—	—
Total new openings	11	11	5	17
Closings
Company	—	—	—	(1)
Franchise	(4)	(2)	(17)	(6)
Area license	(1)	—	—	—
End of period	1,402	1,353	1,992	1,986
Summary-end of period
Franchise	1,231	1,186	1,591	1,475
Company	12	10	401	511
Area license	159	157	—	—
Total	1,402	1,353	1,992	1,986
Restaurant Franchising Activity
Domestic franchisee-developed	11	11	5	11
International franchisee-developed	—	—	—	5
Refranchised	—	4	5	—
Total restaurants franchised	11	15	10	16
Closings
Domestic franchisee	(4)	(2)	(16)	(5)
International franchisee	—	—	(1)	(1)
Area license	(1)	—	—	—
Total franchise closings	(5)	(2)	(17)	(6)
Reacquired by the Company	(1)	(3)	—	—
Net addition (reduction)	5	10	(7)	10

The increase in Applebee’s franchise closings in 2009 was due primarily to the closing of seven restaurants after the franchise agreements were terminated due to nonpayment of royalties and advertising fees.  The Company expects up to four of the seven restaurants to re-open under new ownership in 2009.  In addition, six of the restaurants closed in 2009 were originally planned to be closed in 2008.

 Restaurant Data

The following table sets forth, for the three-month periods ended March 31, 2009 and 2008, the number of effective restaurants in the IHOP and Applebee’s systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP and Applebee’s systems, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended March 31,
	2009	2008	2009	2008
	IHOP		Applebee’s
Restaurant Data
Effective restaurants(a)
Franchise	1,225	1,175	1,588	1,467
Company	11	10	404	511
Area license	160	157	—	—
Total	1,396	1,342	1,992	1,978
System-wide(b)
Sales percentage change(c)	5.6%	7.9%	(2.6)%	2.8%
Domestic same-store sales percentage change(d)	2.0%	3.7%	(3.0)%	0.5%
Franchise(b)(e)
Sales percentage change(c)(g)	6.4%	8.5%	4.7%	2.6%
Same-store sales percentage change(d)	2.0%	3.7%	(2.9)%	0.0%
Company(f)
Sales percentage change(c)(g)	n.m.	n.m.	(24.0)%	3.2%
Same-store sales percentage change(d)	n.m.	n.m.	(3.2)%	2.1%
Area License(h)
Sales percentage change(c)	(1.4)%	3.2%	—	—

(a)             “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP and Applebee’s systems, which includes restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)            “System-wide sales” are retail sales at IHOP and Applebee’s restaurants operated by franchisees and IHOP restaurants operated by area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

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

(e)             IHOP franchise restaurant sales were $582.0 million and $547.2 million for the quarters ended March 31, 2009 and 2008, respectively.  IHOP average weekly unit sales for franchise-operated restaurants were $36,546 and $35,826 for the quarters ended March 31, 2009 and 2008, respectively.  Applebee’s franchise restaurant sales were $939.9 million and $897.8 million for the quarters ended March 31, 2009 and 2008, respectively.  Applebee’s average weekly unit sales for domestic franchise-operated restaurants were $49,434 and $50,933 for the quarters ended March 31, 2009 and 2008, respectively.

(f)               Sales percentage change and same-store sales percentage change for IHOP company-operated restaurants are not meaningful due to the relatively small number and test-market nature of the restaurants, along with the periodic inclusion of restaurants reacquired from franchisees that are temporarily operated by the Company.  Applebee’s average weekly unit sales for domestic company-operated restaurants were $44,636 and $46,470 for the quarters ended March 31, 2009 and 2008, respectively.

(g)            The sales percentage change for Applebee’s franchise and company-operated restaurants is impacted by the franchising of 103 company-operated restaurants during 2008.

(h)            Sales at IHOP area license restaurants were $56.5 million and $57.3 million for the quarters ended March 31, 2009 and 2008, respectively.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Global Economic Contraction

Beginning in 2008 and continuing into the first quarter of 2009, economic conditions in both the U.S. and worldwide have experienced a downturn due to the compounded effects of the subprime lending crisis, the credit market liquidity crisis, and the collateral effects of each on the finance and banking industries. In addition, volatile energy costs, concerns about inflation and deflation, slower economic activity, softness in both the commercial and residential real estate markets, decreased consumer confidence, reduced corporate profits and capital spending and rising unemployment have combined to create generally adverse business conditions for most industries and sectors. These conditions make it challenging for us to accurately forecast and plan future business activities as the reduction in disposable income for discretionary spending could cause our customers to change historic purchasing behavior and choose lower-cost dining options or alternatives to dining out.

These economic developments may affect our business and operations in a number of ways, including but not limited to:

•                  lower profitability and cash flows from company-operated restaurants;

•                  reduced payments from franchisees due to both a lower sales base on which royalties and other payments are calculated and possible impairment of the ability of franchisees to make payments when due as a result of the economic effects cited above on their businesses;

•                  limited availability of financing for franchisees to fulfill their new restaurant development commitments;

•                  limited credit availability for potential purchasers of Applebee’s company-operated restaurants;

•                  lower proceeds from the franchising of Applebee’s company-operated restaurants due to both lower restaurant sales and profitability and/or inability to consummate transactions at all; and

•                  lower estimated fair values for goodwill, intangible assets and long-lived assets resulting in future non-cash impairment charges.

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

Securitized Debt and Related Interest Expense

We incurred a substantial amount of indebtedness to finance the Applebee’s acquisition. As a result, our interest expense has increased significantly from that reported prior to the acquisition and is expected to remain as one of the largest components of costs and expenses in the future until such time that debt balances are repaid or otherwise retired. We estimate the interest expense for fiscal 2009 will be approximately $190 million to $200 million, which includes approximately $40 million of non-cash interest charges.

Significant Gains and Charges

There were several significant gains and charges affecting the comparisons with previously reported results. In the three months ended March 31, 2009, we recognized a gain on extinguishment of debt of $26.4 million and a gain on disposition of assets of $5.1 million. In the comparable period of 2008, we recognized a gain on disposition of assets of $0.2 million. The 2009 transactions are discussed in further detail under paragraphs captioned “Gain on Extinguishment of Debt” and “Gain on Disposition of Assets”.  We expect to continue to dedicate a portion of excess cash flow towards opportunistic debt retirement. Since the fair value of our debt is currently less than its carrying value and is likely to remain less than carrying value for the foreseeable future, it is reasonably possible that extinguishments of debt repurchased on the open market will result in gains in future periods.

Financial Statement Effect of Franchising Company-Operated Restaurants

We have franchised 108 Applebee’s company-operated restaurants and are currently planning to franchise a majority of the remaining 401 company-operated Applebee’s restaurants by the end of 2010. As mentioned above in Restaurant Concepts — Applebee’s, the Company considers a range of factors that could impact the likelihood of future franchise sales and possible proceeds from such sales. The Company may suspend or delay its plans to sell company-operated Applebee’s restaurants if it does not believe the sales proceeds would be satisfactory. If the number of company-operated restaurants declines, the amount of Company restaurant revenues and Company restaurant expenses in future periods will decline as well compared to amounts reported in previous periods. Franchise royalty revenues and expenses will likely increase as company-operated restaurants are franchised, although not in the same magnitude as the Company restaurant revenues decline as franchise royalties are based on a percentage of the franchisee’s revenues.

Segments

We identify our segments based on the organizational units used by management to monitor performance and make operating decisions. The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations, and financing operations.

The franchise operations segment consists of (i) restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 15 countries outside the United States; and (ii) restaurants operated by IHOP franchisees and area licensees in the United States, one U.S. territory and Canada and Mexico. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

The company restaurant operations segment consists of company-operated Applebee’s and IHOP restaurants and, from time to time, IHOP restaurants that are reacquired from franchisees that are operated on a temporary basis. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants.

Financing operations revenue consists of the portion of franchise fees not allocated to intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

Comparison of the Three Months ended March 31, 2009 and 2008

Results of Operations

The following table contains information derived from our consolidated statements of income expressed as a percentage of total operating revenues. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2009	2008
Revenues
Franchise revenues	26.2%	20.3%
Company restaurant sales	63.7	70.4
Rental income	9.0	7.4
Financing revenues	1.1	1.8
Total revenues	100.0%	100.0%
Costs and Expenses
Franchise expenses	7.6%	5.3%
Company restaurant expenses	53.6	62.5
Rental expenses	6.6	5.6
Financing expenses	—	0.8
General and administrative expenses	12.6	10.7
Interest expense	13.0	11.4
Amortization of intangible assets	0.8	0.7
Gain on extinguishment of debt	(7.0)	—
Gain on disposition of assets	(1.4)	—
Other income, net	—	(0.4)
Total costs and expenses	85.6	96.5
Income before income taxes	14.4	3.5
Provision for income taxes	(4.5)	(0.4)
Net income	9.9%	3.1%

Key components of changes in our financial results for the first fiscal quarter ended March 31, 2009 compared to the first fiscal quarter of 2008 included:

•                  Revenues decreased $68.6 million, due to (a) lower company restaurant revenues resulting from the franchising of 108 company-operated Applebee’s restaurants since the first quarter of 2008 and a 3.2% decrease in Applebee’s company restaurant same-store sales; (b) lower financing revenues resulting from a decrease in sales of reacquired franchises and equipment; partially offset by (c) higher franchise revenues resulting from to a 2.0% increase in IHOP franchise same-store sales and an increase in effective franchise units at both Applebee’s and IHOP partially offset by a 2.9% decrease in same-store sales for Applebee’s domestic franchise restaurants.

•                  Segment profit for the first quarter of 2009 increased $6.2 million, primarily due to margin improvements at Applebee’s company-operated restaurants and an increase of 2.0% in IHOP franchise same-store sales

•                  The Company recognized gains on the extinguishment of debt and disposition of assets totaling $31.5 million in the first quarter of 2009 related primarily to the repurchase of debt at a discount and the completion of the previously announced franchising of five of seven company-operated Applebee’s restaurants in the New Mexico market.

Franchise Operations

	Three Months Ended March 31,		Favorable (Unfavorable)
	2009	2008	Variance
	(In millions)
Franchise Revenues
Applebee’s	$42.5	$37.9	$4.6
IHOP	55.7	52.0	3.7
Total franchise revenues	98.2	89.9	8.3
Franchise Expenses
Applebee’s	3.4	$0.4	(3.0)
IHOP	24.9	22.9	(2.0)
Total franchise expenses	28.3	$23.3	(5.0)
Franchise Segment Profit
Applebee’s	39.1	$37.5	1.6
IHOP	30.8	29.1	1.7
Total franchise segment profit	$69.9	$66.6	$3.3

Consolidated franchise revenues grew by $8.3 million, or 9.2%, for the three-month period ended March 31, 2009 compared to the same period of the prior year.

The increase in Applebee’s franchise revenue was primarily attributable to (a) revenue from temporary liquor license agreements related to Applebee’s company-operated restaurants in the Texas market which were franchised in October 2008; and (b) an increase in Applebee’s effective franchise restaurants of 121 units, or 8.2%, due to the franchising of 108 company-operated restaurants since the first quarter of 2008 and new openings during 2008; partially offset by (c) a 2.9% decline in same-store sales for Applebee’s domestic franchise restaurants.

The increase in IHOP franchise revenue was primarily attributable to (a) an increase of 2.0% in same-store sales for IHOP domestic franchise restaurants compared to the first quarter of 2008, primarily due to a higher average guest check along with slightly positive guest traffic growth; (b) an increase in IHOP effective franchise restaurants of 50 units, or 4.3%, due to new openings during 2008; and (c) an increase in revenues from pancake mix and advertising.

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

Consolidated franchise operations profit, which is franchise revenues less franchise expenses, increased by $3.3 million, or 5.1%, comparing the three-month period ended March 31, 2009 with the same period of the 2008. The increase in Applebee’s franchise expenses is primarily due to costs associated with the revenue from the temporary liquor license agreements that result in a relatively small profit margin. The increase in IHOP franchise expenses is due to the costs of sales associated with the increased revenues from pancake mix and advertising.

Company Restaurant Operations

	Three Months Ended March 31,		Favorable (Unfavorable)
	2009	2008	Variance
	(In millions)
Company restaurant sales	$238.2	$311.9	$(73.7)
Company restaurant expenses	200.4	276.6	76.2
Company restaurant segment profit	$37.8	$35.3	$2.5

The substantial majority of Company restaurant operations are comprised of Applebee’s company-operated restaurants, which totaled 401 restaurants at March 31, 2009 as compared to 12 company-operated IHOP restaurants at March 31, 2009. The impact of the IHOP restaurants on all comparisons of the three months ended March 31, 2009 with the same period of 2008 was negligible.

Company restaurant sales declined $73.7 million, or 23.6%, of which $73.8 million related to Applebee’s. Applebee’s company restaurant sales declined $64.6 million due to the franchising of 108 restaurants since the first quarter of 2008. Restaurant sales also declined due to a 3.2% decrease in same-store sales driven mainly by a decline in guest traffic and unfavorable sales mix, partially offset by a higher average guest check as the result of a 3.5% increase in effective pricing and reduced complimentary meals and discounts. The Company believes that the decrease experienced in comparable guest traffic is reflective of the current adverse economic conditions impacting customers.

Company restaurant expenses declined $76.2 million, or 27.4%, of which $76.4 million related to Applebee’s. Applebee’s company restaurant expenses declined $58.5 million due to the franchising of 108 restaurants since the first quarter of 2008. In addition, initiatives to improve restaurant level profits, particularly with respect to food and beverage costs and labor management, and continuing favorability due to purchase price allocation adjustments in 2008 resulted in increased Applebee’s company restaurant operating profit for the three months ended March 31, 2009 of $2.6 million as compared to the same quarter in the prior year. The components of Applebee’s company restaurant expenses, as a percentage of Applebee’s company restaurant sales, were as follows:

	Three Months Ended March 31,		Favorable (Unfavorable)
	2009	2008	Variance
Food and beverage	25.9%	27.1%	1.2%
Labor	33.4%	35.2%	1.8%
Direct and occupancy	24.2%	26.0%	1.8%
Pre-opening expense	—	0.1%	0.1%
Total Company Restaurant Expenses (a)	83.6%	88.3%	4.7%

(a) Percentages may not add due to rounding.

Total food and beverage costs as a percentage of company restaurant sales decreased by 1.2% for the three months ended March 31, 2009 compared to the same period in 2008 due primarily to the impact of menu price increases, a favorable shift in menu mix and food cost improvement initiatives partially offset by slightly higher commodity costs.

Total labor costs as a percentage of company restaurant sales decreased by 1.8% for the three months ended March 31, 2009 compared to the same period in 2008. Labor expenses improved primarily due to the impact of menu price increases, more effective scheduling, better kitchen productivity, reduction of overtime and effective hourly wage rate management. In addition, labor costs benefited from a reduction in management incentive expense due to nonrecurring retention costs in 2008 and the revision of the bonus plan in the second quarter of 2008.

Direct and occupancy costs decreased as a percentage of company restaurant sales by 1.8% for the three months ended March 31, 2009 compared to the same period in 2008 due primarily to the timing of local advertising expenses and favorable straight-line rent adjustments and depreciation expense which resulted from purchase price allocations in 2008 related to the Applebee’s acquisition.

There were no pre-opening expenses for the three months ended March 31, 2009 due to the cessation of development of Applebee’s company restaurants in the first quarter of 2008.  We do not currently plan to open any domestic company-operated Applebee’s restaurants in the foreseeable future.

Approximately one-third of the 4.7% improvement in company restaurant margin in the first quarter of 2009 compared to the first quarter of the prior year was due to franchising of company restaurants and transition-related expenses and similar improvement is not presently expected to recur throughout the remainder of 2009.

We do not expect to maintain the company restaurant margin of 16.4% achieved in the first quarter of 2009 throughout fiscal 2009. The revenue component of the margin calculation in the first quarter of 2009 benefited from gift card redemptions, which are historically at their highest level in the first quarter of any year, and menu price increases, and the favorable effect of both is expected to decline throughout the rest of 2009. Additionally, we expect advertising expenses will increase due to the timing of promotions during the rest of 2009.

Rental Operations

	Three Months Ended March 31,		Favorable (Unfavorable)
	2009	2008	Variance
	(In millions)
Rental income	$33.7	$33.0	$0.7
Rental expenses	24.5	24.7	0.2
Rental operations segment profit	$9.2	$8.3	$0.9

Rental operations relate primarily to IHOP restaurants. As a result of the franchising of Applebee’s company-operated restaurants in the fourth quarter of 2008, Applebee’s retained four properties and has leased them to the franchisee, however the impact of this activity is immaterial to total rental income and expenses. Rental income includes revenue from operating leases, interest income from direct financing leases and sales of reacquired franchises and equipment. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

A prime lease is a lease between the Company and a third party, the landlord, whereby the Company pays rent to the landlord. Restaurants on these leases are either subleased to a franchisee or, in a few instances, operated by the Company. A sublease is a lease between the Company and a franchisee, whereby the franchisee pays rent to the Company.

Rental operations revenues increased by $0.7 million, or 1.9%, for the three-month period ended March 31, 2009 compared to the same period of the prior year.  The increase was primarily due to the increase in franchise retail sales on which rents are based. Rental operations profit, which is rental revenues less rental expenses, increased by $0.9 million for the quarter ended March 31, 2009 compared to the same period of the prior year due to the revenue increase and a slight decline in depreciation and interest expense.

Financing Operations

	Three Months Ended March 31,		Favorable (Unfavorable)
	2009	2008	Variance
	(In millions)
Financing revenues	$4.1	$8.0	$(3.9)
Financing expenses	—	3.3	3.3
Financing operations segment profit	$4.1	$4.7	$(0.6)

All of our financing operations relate to IHOP restaurants; there are currently no financing operations related to Applebee’s. Financing revenues and expenses decreased by $3.9 million and $3.3 million, respectively, for the three-month period ended March 31, 2009 compared to the same period of the prior year.  Franchise and equipment note interest revenue declined $0.4 million due to the ongoing reduction in note balances. In addition, there were no revenues or expenses related to sales of reacquired franchises and equipment in the first quarter of 2009 as compared with revenues and expenses of $3.4 million and $3.3 million, respectively, in the first quarter of 2008 related to the sale of six restaurants.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million for the three-month period ended March 31, 2009 compared to the same period of the prior year. Expense savings related to franchising of Applebee’s company-operated restaurants, integration of Applebee’s and IHOP activities, the absence of transition-related costs incurred in the first quarter of 2008 and cost reduction initiatives implemented in 2009 were offset by one-time costs of $6.3 million related to the formation of a purchasing co-operative and higher legal costs.

Interest Expense

Interest expense decreased by $2.1 million for the three-month period ended March 31, 2009, compared to the same period of the prior year. The decrease was primarily due to the retirement of long-term debt over the past 12 months. Average long-term obligations (long-term debt, capital lease obligations and financing obligations) declined to $2.28 billion for the quarter ended March 31, 2009 from $2.43 billion for the quarter ended March 31, 2008.

Gain on Extinguishment of Debt

In March 2009, the Company retired certain Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037 with a face amount of $78.4 million for a cash payment of $49.0 million. The Company recognized a gain on extinguishment of this debt of $26.4 million after the write-off of the discount and deferred financing costs related to the debt retired.

Gain on Disposition of Assets

The Company recognized a gain on disposition of assets of $5.1 million for the quarter ended March 31, 2009, primarily related to the franchising of five Applebee’s restaurants in the New Mexico market completed in February 2009.

Other Income and Expense

Other income was $0.1 million for the three-month period ended March 31, 2009 compared to other income of $1.5 million for the same period of the prior year. The primary reason for the decrease is lower interest rates on lower balances of escrowed funds and certain restricted cash accounts.

Provision for Income Taxes

The effective tax rate for the provision recognized was 31.1% for the three-month period ended March 31, 2009. The effective tax rate for the provision recognized is lower than the federal statutory rate of 35% for the three-month period ended March 31, 2009 primarily due to tax credits, partially offset by state income taxes. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

Liquidity and Capital Resources

We incurred approximately $2.3 billion of indebtedness in connection with our acquisition of Applebee’s in November 2007. We have reduced our securitized indebtedness by approximately $0.5 billion as of March 31, 2009; however, the remaining securitized indebtedness continues to have a significant impact on the liquidity and capital resources of the Company. We expect to pay approximately $150 million to $160 million of interest in cash for the year ended December 31, 2009, in addition to dividends of $19.3 million on Series A Preferred Stock that was also issued in connection with the acquisition. This indebtedness limits our ability to obtain additional financing, due to explicit limitations in the Indenture under which the indebtedness was issued.

As described in Note 10 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the Fixed Rate Notes issued as part of the Applebee’s securitization transaction have a legal maturity of December 2037; however, the Indenture under which the Notes were issued includes provisions which may accelerate certain of the payment dates which, if not met, would require the Company to use operating funds to begin to pay down the outstanding debt. The accelerated payment dates for the Applebee’s securitization are as follows:

Class A-2-II-A Fixed Rate Term Senior Notes	December 2012
Class A-2-II-X Fixed Rate Term Senior Notes	December 2012
Class M-1 Fixed Rate Term Subordinated Notes	December 2012

As of March 31, 2009, there was no acceleration of payment dates.

Another impact of the Applebee’s acquisition on our liquidity is the planned monetization of certain Applebee’s assets. We are currently pursuing a strategy which contemplates transitioning from our current 80% franchised Applebee’s system to an approximately 98% franchised Applebee’s system, similar to IHOP’s 99% franchised system. In order to accomplish this strategy, we plan to franchise substantially all of the company-operated Applebee’s restaurants while retaining one company market in Kansas City. This heavily franchised business model is expected to require less capital investment and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the franchising of the restaurants. If our strategy to transition to a 98% franchised system is delayed or suspended, or sales proceeds from franchising restaurants are less than anticipated, we believe that the company-operated Applebee’s restaurants will continue to generate sufficient cash from operations to meet our obligations, such that we will not be compelled to franchise Applebee’s company-operated restaurants at prices lower than we deem appropriate. Under the terms of the securitized debt agreements, all of the cash proceeds of asset dispositions must be used to retire long-term debt on a pro-rata basis.

On February 24, 2009 we completed the franchising of five restaurants in the New Mexico market and received proceeds of $8.1 million.

Applebee’s has a $100 million revolving credit facility, the Series 2007-1 Class A-1 Variable Funding Senior Notes, that has been fully utilized. IHOP has a $25 million revolving credit facility, the Series 2007-2 Variable Funding Note, committed to by Calyon Americas (the “Calyon Facility”). At March 31, 2009, borrowings under the Calyon Facility were $15 million. We do not believe there would be significant impediments to accessing any of the remaining $10 million of credit available under the Calyon Facility.

The payments on the variable funding notes and certain of the term notes issues in connection with the Applebee’s acquisition are insured under a financial guaranty insurance policy. If the insurance company were to become subject to insolvency or similar proceedings, an event of default would occur under the indenture pursuant to which the notes were issued, and the holders of the variable funding notes would no longer be required to fund draws on the facility. We have no reason to question the solvency of the insurance company that insures these payments, and its senior unsecured debt obligations are highly rated at the current time.

Debt Covenant Compliance

As part of the financing for the Applebee’s acquisition, certain subsidiaries of the Company completed two separate securitized debt offerings. These transactions consisted of an issuance of debt collateralized by Applebee’s restaurant assets (the “Applebee’s Notes”) and a separate issuance of debt collateralized by IHOP restaurant assets (the “IHOP Notes”). Previously, IHOP completed a $200 million securitized debt offering in March 2007, which is subject to the same debt covenants as IHOP’s November 2007 securitization. This securitized debt is subject to a series of covenants and restrictions which are customary for transactions of this type. As of March 31, 2009, approximately $1.8 billion of securitized debt is subject to these covenants and restrictions.

The most significant covenants related to the securitized debt require the maintenance of a consolidated leverage ratio and certain debt service coverage ratios. The consolidated leverage ratio is defined as the sum of: (i) all securitized debt (assuming all variable funding facilities are fully drawn); (ii) all other debt of the Company; and (iii) current monthly operating lease expense multiplied by 96, that sum divided by the sum of: (i) the Company’s EBITDA (as defined) for the preceding 12 months and (ii) annualized operating lease expense. Maximum ratios for this test are as follows:

	Applebee’s Notes	IHOP Notes
Through November 2009	7.75x	7.5x
Thereafter	7.25x	7.0x

Failure to remain under these maximums could result in required early amortization of outstanding principal amounts of the Applebee’s Notes or IHOP Notes. At March 31, 2009, the Company’s consolidated leverage ratio was 6.2x. If the EBITDA component of the calculation had been 21.2% lower, the Company would have exceeded the maximum ratio allowed for the IHOP notes. The Company’s consolidated leverage ratio was 6.8x at December 31, 2008.

The formulas for calculating the debt service coverage ratios (“DSCR”) for each securitization are fairly complex with numerous defined terms. In concept, DSCR is the ratio of restaurant net cash flow (as defined) for the preceding three months divided by total debt service payments, which include, among other things, interest payments, insurance premiums and administrative expenses. The minimum DSCR is 1.85x. The consequences of falling below specified minimum DSCRs vary depending upon the actual ratio achieved. DSCRs below 1.85x can trigger a Cash Trapping Event, a Rapid Amortization Event, or default as outlined in the table below. In a Cash Trapping Event the indentured trustee for the affected securitization is required to retain a certain percentage of cash flow (after all required payments have been made) in a restricted account. No principal amounts of debt are retired in a Cash Trapping Event. In a Rapid Amortization Event all excess cash flow (after all required payments have been made) is retained and used to retire principal amounts of debt. These events are triggered as follows:

	Applebee’s Notes	IHOP Notes
Cash Trapping Event	Less than 1.85x: 25% of cash flow	Less than 1.85x: 40% of cash flow
Cash Trapping Event	Less than 1.75x: 50% of cash flow	Less than 1.75x: 80% of cash flow
Rapid Amortization Event	Less than 1.5x	Less than 1.5x
Default Event	Less than 1.2x	Less than 1.2x

There are also provisions for a one-time cure of either a Cash Trapping Event or a Rapid Amortization Event if the DSCR recovers to certain levels for three consecutive payment dates. A Rapid Amortization Event can also be triggered in other defined circumstances unrelated to the DSCR, including Applebee’s failure to maintain a minimum level of system-wide sales. At March 31, 2009, the Applebee’s DSCR was 3.7x and the IHOP DSCR was 3.7x. If the restaurant cash flow components of the calculation had been 50.5% and 49.5% lower for purposes of the Applebee’s and IHOP calculations, respectively, the Company would have fallen below the 1.85x minimum threshold. At December 31, 2008, the Applebee’s DSCR was 2.0x and the IHOP DSCR was 3.0x.

Our ability to pay the interest on our indebtedness, to make scheduled payments of principal and to fund planned capital expenditures will depend on future performance of our operations, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, we presently anticipate that our cash and cash equivalents, together with expected cash flows from operations and the franchising of Applebee’s company-operated restaurants, will be sufficient to meet our anticipated cash requirements for working capital, retirement of securitized debt, capital expenditures and other obligations for at least the next 12 months. Further, based on current projections we believe that we will remain in compliance with the debt covenants discussed above for at least the next 12 months.

We believe that we will have the necessary liquidity through our current cash balances, operating cash flow, the IHOP revolving credit facility and proceeds from additional franchising of Applebee’s company-operated restaurants to fund our debt service requirements, capital expenditures and other operational cash requirements for at least the next year. However, if we are not able to achieve forecasted revenue targets and operating improvements or effect franchisings of Applebee’s restaurants at prices currently anticipated, this assessment would have to be reconsidered. Additionally, certain Applebee’s Notes have accelerated payment dates of December 2012, and we will likely seek to refinance this debt if it has not been repaid prior to then. We may not be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

In the event that we are unable to refinance the Applebee’s securitization debt by December 2012, then Applebee’s will have the ability to extend the scheduled payment date for six months. The interest rate on the Applebee’s securitization debt will increase by 0.50%, and any unpaid amount will accrue interest at such increased rate.

Similarly, if we are unable to refinance the Series 2007-3 IHOP securitization debt by December 2012, then IHOP will have the ability to extend the scheduled repayment date for six months. The interest rate on the Series 2007-3 IHOP securitization debt will increase by 0.50%, and any unpaid amount will accrue interest at such increased rate. Further, if we are unable to refinance the Series 2007-1 IHOP securitization debt by March 2012, then IHOP will have the ability to extend the scheduled repayment date for up to two years with a 0.25% annual increase in the interest rate each year.

Prior to the expiration of the such extension periods, we may seek to renegotiate the terms applicable to the repayment of principal under the relevant securitization program, raise capital or otherwise explore alternative measures to repay the securitization debt.  In the event that we are unable to refinance the Applebee’s or the IHOP securitization debt upon the expiration of the relevant extension period, a Rapid Amortization Event will occur under the applicable securitization program and funds will be deposited in the principal payment account for that program and used to repay principal of the applicable securitization debt.

Operating Activities

Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, operating earnings from our company-operated restaurants and profit from our rental operations and financing operations. Franchise revenues consist of royalties, IHOP advertising fees and sales of proprietary products for IHOP which fluctuate with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee’s restaurants by our franchisees and by fluctuations in same-store sales. Operating earnings from company-operated restaurants are impacted by many factors which include but are not limited to changes in traffic patterns, pricing activities and changes in operating expenses. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

Cash provided by operating activities increased to $57.7 million during the quarter ended March 31, 2009 from $10.0 million in the same period in 2008, primarily due to changes in working capital in addition to higher operations profit and lower interest in the quarter ended March 31, 2009. Changes in working capital provided cash of $25.4 million in the first quarter of 2009, due primarily to the timing of payments for taxes and advertising. The timing of tax payments can be difficult to predict and can contribute to the volatility of cash provided or used by working capital. Changes in working capital used cash of $33.5 million during the quarter ended March 31, 2008, due primarily to payments of accrued payables. At December 31, 2007, accounts payable and other accruals had built up to what would be considered higher than normal balances because of the November 29, 2007 acquisition of Applebee’s. The balance of accounts payable as of December 31, 2007 was $99.0 million. By way of comparison, the balances of accounts payable at the end of March, June, September and December of 2008 were $48.9 million, $45.0 million, $34.4 million and $49.0 million, respectively, and the balance as of March 31, 2009 was $48.8 million. As such, the December 31, 2007 balance of accounts payable which required the significant use of cash for working capital in the quarter ended March 31, 2008 is considered atypical.

Another factor that impacts cash provided or used by working capital is the sale of gift cards. The revenue from gift cards is recognized as the card is redeemed, but cash, in most cases, has been received at the time of purchase, or shortly thereafter. In any given period, the timing of sales and redemptions of gift cards can either generate or use working capital.

Investing Activities

Net cash provided by investing activities of $11.2 million during the quarter ended March 31, 2009 was primarily attributable to $8.8 million in proceeds from sales of property and equipment primarily related to franchising Applebee’s five company-operated restaurants and $4.5 million in principal receipts from notes and equipment contracts receivable, partially offset by $3.2 million in capital expenditures. The Company currently estimates that capital expenditures for fiscal 2009 will range from $13 million to $16 million.

Financing Activities

 Financing activities used net cash of $85.8 million during the quarter ended March 31, 2009. Cash used in financing activities primarily consisted of $65.1 million in repayments of long-term debt, capital lease obligations and financing obligations, an increase of $15.7 million in restricted cash related to the securitizations and $4.8 million in dividend payments on Series A Preferred Stock. Of the debt repayments, approximately $3.4 million was scheduled repayments, $8.8 million related to redemptions with proceeds of asset dispositions and other items as required under the securitization agreements and the balance was the early retirement of securitzation debt with excess cash.

Dividends

We have accrued $4.75 million as dividends for the Series A Perpetual Preferred Stock as of the quarter ended March 31, 2009, included in other accrued expenses in the Consolidated Balance Sheet. The dividends were paid March 31, 2009, the second day of our fiscal second quarter. The accreted value of the Series B Convertible Preferred Stock increased by $0.6 million during the three-month period ended March 31, 2009.

In December 2008, the Board of Directors suspended the payment of the quarterly cash dividend to common stockholders for the foreseeable future as part of actions the Company is taking to maximize its financial flexibility. Future dividend declarations on the common shares may be made at the discretion of the Board of Directors after consideration of the Company’s earnings, financial condition, cash requirements, future prospects and other factors.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Purchase Price Allocation

The purchase price for acquisitions is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). The determination of estimated fair values of identifiable intangible assets and certain tangible assets requires significant estimates and assumptions, including but not limited to, determining the estimated future cash flows, estimated useful lives of assets and appropriate discount rates. We believe the estimated fair values assigned to the Applebee’s assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period under SFAS 141, which is up to one year from the acquisition date, if additional information becomes available that would require changes to our estimates.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill has been allocated to three reporting units, the IHOP franchised restaurants unit (“IHOP unit”), Applebee’s company-operated restaurants unit (“Applebee’s company unit”) and Applebee’s franchised restaurants unit (“Applebee’s franchise unit”). The significant majority of the Company’s goodwill resulted from the November 29, 2007 acquisition of Applebee’s and has been allocated between the two Applebee’s units. The Company tests goodwill and other indefinite life intangible assets for impairment on an annual basis in the fourth quarter. The impairment test of goodwill of the two Applebee’s units was performed as of October 31, 2008. The impairment test of the goodwill of the IHOP unit was performed as of December 31, 2008, the date as of which the analysis has been performed in prior years. In addition to the annual test of impairment, goodwill must be evaluated more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company’s common stock. The Company has evaluated the events and circumstances that took place during the quarter ended March 31, 2009 and noted, among other things, that the same-store sales performance of IHOP restaurants was higher than the range of expectations for 2009, that the same-store sales performance of Applebee’s restaurants is within the range of expectations for 2009, and that the Company’s stock price has increased since December 31, 2008. The Company noted no other indicators of impairment. Based on the evaluation, the Company has concluded that an interim test of goodwill for impairment is not required at this time.

In the process of the Company’s annual impairment review, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures, and changes in working capital along with an appropriate discount rate. Additional assumptions are made as to proceeds to be received from future franchising of company-operated restaurants. Step one of the impairment test compares the fair value of each of our reporting units to its carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the step one test does indicate an impairment, step two must take place. Under step two, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the carrying amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted. The fair value of all reporting units is then compared to the current market value of the Company’s common stock to determine if the fair values estimated in the impairment testing process are reasonable in light of the current market value.

Leases

Our restaurants are located on (i) sites owned by us, (ii) sites leased by us from third parties and (iii) sites owned or leased by franchisees. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”) and subsequent amendments.

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

Insurance Reserves

We use estimates in the determination of the appropriate liabilities for general liability, workers’ compensation and health insurance. The estimated liability is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. Unanticipated changes in these factors may require us to revise our estimates. We periodically reassess our assumptions and judgments and make adjustments when significant facts and circumstances dictate. A change in any of the above estimates could impact our consolidated statements of earnings, and the related asset or liability recorded in our consolidated balance sheets would be adjusted accordingly. Historically, actual results have not been materially different than the estimates that are described above.

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

At inception of the hedge, we choose the Hypothetical Derivative Method of effectiveness calculation, which we must use for the life of the contract and we will measure effectiveness quarterly. When hedge treatment is achieved under SFAS 133, the changes in fair values related to the effective portion of the derivatives are recorded in other comprehensive income or loss or in income/expense, depending on the designation of the derivative as a cash flow hedge. We obtain the values on a quarterly basis from the counterparty of the derivative contracts. The undesignated portion of the derivative contract is calculated and recorded in Company’s Consolidated Statements of Operations at the end of each quarter until settled.

Fair Value Measurements

Effective January 1, 2008, the Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). We measure our financial assets and liabilities using inputs from the following three levels of the fair value hierarchy. The three levels are as follows:

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

For more information on the financial instruments the Company measures at fair value, see Note 12, Fair Value Measurements.

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

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted the requirements of SFAS 157 that had been deferred under FSP 157-2 on January 1, 2009. The adoption did not have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141(R) on January 1, 2009 and will apply the provisions of this statement prospectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The Company adopted the new disclosure requirements on January 1, 2009. As SFAS 161 does not change current accounting practice, there was no impact of the adoption on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. The Company adopted FSP FAS 142-3 on January 1, 2009 and will apply the provisions of this statement prospectively to intangible assets acquired after the effective date.

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in SFAS No. 128, Earnings per Share. The Company retroactively adopted FSP EITF 03-6-1 on January 1, 2009. The impact of the adoption on earnings per share as previously reported for the fiscal quarter ended March 31, 2008 was not material.

In January 2009, the FASB issued FSP EITF Issue No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company adopted FSP EITF 99-20-1 effective January 1, 2009. There was no impact of the adoption on the Company’s consolidated financial statements.

New Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1, to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments, respectively. The FSPs will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the FSPs effective for the period ending June 30, 2009 but does not anticipate that adoption will result in a material effect on its consolidated results of operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2008.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

In cases of this type, conditional certification of the plaintiff class is granted under a lenient standard.  On January 15, 2009 the Company filed a motion seeking to have the class de-certified and the plaintiffs filed a motion for summary judgment, both of which are pending before the court.  The Company believes it has strong defenses supporting the de-certification of the class, as well as strong defenses to the substantive claims asserted, and intends to vigorously defend this case.  An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Item 1A.  Risk Factors.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) - (c) Not applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 3.1 to DineEquity, Inc.’s Form 8-K filed June 2, 2008 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to DineEquity, Inc.’s Form 8-K filed June 2, 2008 is incorporated herein by reference).
10.1	Employment Agreement between DineEquity, Inc. and John F. Tierney dated April 3, 2009.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DineEquity, Inc. (Registrant)

April 30, 2009	BY:	/s/ JULIA A. STEWART
(Date)		Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

April 30, 2009		/s/ JOHN F. TIERNEY
(Date)		John F. Tierney Chief Financial Officer (Principal Financial Officer)

April 30, 2009		/s/ GREGGORY KALVIN
(Date)		Greggory Kalvin Vice President, Corporate Controller (Principal Accounting Officer)