Form 10-Q
period 2009-06-30
DineEquity, Inc
filed 2009-07-30
CIK 49754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2009
Common Stock, $.01 par value	17,597,734

DINEEQUITY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,370	$114,443
Restricted cash	68,514	83,355
Short-term investments, at market value	279	276
Receivables, net	81,595	117,930
Inventories	11,839	10,959
Prepaid income taxes	—	15,734
Prepaid expenses	16,660	17,067
Deferred income taxes	27,249	27,504
Assets held for sale	6,326	11,861
Total current assets	292,832	399,129
Non-current restricted cash	50,937	53,395
Restricted assets related to captive insurance subsidiary	4,590	5,573
Long-term receivables	268,037	277,106
Property and equipment, net	805,137	824,482
Goodwill	697,470	697,470
Other intangible assets, net	949,507	956,036
Other assets, net	139,423	148,026
Total assets	$3,207,933	$3,361,217
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$20,100	$15,000
Accounts payable	33,527	48,983
Accrued employee compensation and benefits	31,682	44,299
Deferred revenue	50,278	95,532
Accrued financing costs	—	20,071
Other accrued expenses	63,473	55,249
Accrued interest payable	3,391	3,580
Total current liabilities	202,451	282,714
Long-term debt, less current maturities	1,718,473	1,853,367
Financing obligations, less current maturities	318,938	318,651
Capital lease obligations, less current maturities	157,470	161,310
Deferred income taxes	402,832	395,448
Other liabilities	117,488	119,910
Total liabilities	2,917,652	3,131,400

Commitments and contingencies
Preferred stock, Series A, $1 par value, 220,000 shares authorized; 190,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008	187,050	187,050
Stockholders’ equity:
Convertible preferred stock, Series B, at accreted value, 10,000,000 shares authorized; 35,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	38,461	37,332
Common stock, $.01 par value, 40,000,000 shares authorized; June 30, 2009: 23,810,117 shares issued and 17,594,551 shares outstanding; December 31, 2008: 23,696,950 shares issued and 17,466,355 shares outstanding	238	237
Additional paid-in-capital	168,435	165,315
Retained earnings	197,136	145,810
Accumulated other comprehensive loss	(25,289)	(29,408)
Treasury stock, at cost (June 30, 2009: 6,215,566 shares; December 31, 2008: 6,230,595 shares)	(275,750)	(276,519)
Total stockholders’ equity	103,231	42,767

Total liabilities and stockholders’ equity	$3,207,933	$3,361,217

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Franchise revenues	$90,514	$87,421	$188,724	$177,355
Company restaurant sales	222,268	296,496	461,792	608,418
Rental revenues	32,544	32,568	66,253	65,533
Financing revenues	4,324	7,648	8,437	15,616
Total revenues	349,650	424,133	725,206	866,922
Costs and Expenses
Franchise expenses	23,736	22,384	52,034	45,761
Company restaurant expenses	192,181	259,742	394,037	536,317
Rental expenses	24,275	24,561	48,817	49,270
Financing expenses	339	2,548	346	5,887
General and administrative expenses	33,959	49,230	81,118	96,834
Interest expense	45,970	51,561	94,380	102,208
Impairment and closure charges	2,352	41,203	2,001	41,432
Amortization of intangible assets	3,018	3,080	6,037	5,979
Gain on extinguishment of debt	(12,449)	—	(38,803)	—
(Gain) loss on disposition of assets	(5)	20	(5,142)	(158)
Other (income) expense, net	(94)	26	129	(1,724)
Total costs and expenses	313,282	454,355	634,954	881,806
Income (loss) before income taxes	36,368	(30,222)	90,252	(14,884)
(Provision) benefit for income taxes	(11,554)	10,837	(28,297)	9,353
Net income (loss)	$24,814	$(19,385)	$61,955	$(5,531)
Net income (loss)	$24,814	$(19,385)	$61,955	$(5,531)
Less: Series A preferred stock dividends	(4,750)	(4,750)	(9,500)	(9,500)
Less: Accretion of Series B preferred stock	(569)	(535)	(1,129)	(1,056)
Less: Net (income) loss allocated to unvested participating restricted stock	(719)	930	(1,916)	539
Net income (loss) available to common stockholders	$18,776	$(23,740)	$49,410	$(15,548)
Net income (loss) available to common stockholders per share
Basic	$1.11	$(1.42)	$2.93	$(0.93)
Diluted	$1.09	$(1.42)	$2.87	$(0.93)
Weighted average shares outstanding
Basic	16,929	16,768	16,886	16,735
Diluted	17,845	16,768	17,625	16,735
Dividends declared per common share	$—	$0.25	$—	$0.50
Dividends paid per common share	$—	$0.25	$—	$0.50

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$61,955	$(5,531)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities
Depreciation and amortization	51,662	55,369
Gain on extinguishment of debt	(38,803)	—
Impairment and closure charges	2,001	41,432
Deferred income taxes	4,845	(38,420)
Stock-based compensation expense	5,277	7,057
Tax benefit from stock-based compensation	376	945
Excess tax benefit from stock options exercised	(41)	(315)
Gain on disposition of assets	(5,142)	(158)
Changes in operating assets and liabilities
Receivables	35,384	28,336
Inventories	(1,009)	(43)
Prepaid expenses	6,070	26,090
Accounts payable	(13,931)	(27,007)
Accrued employee compensation and benefits	(12,617)	(10,586)
Deferred revenues	(45,254)	(33,632)
Other accrued expenses	14,328	12,439
Other	(3,620)	840
Cash flows provided by operating activities	61,481	56,816
Cash flows from investing activities
Additions to property and equipment	(5,899)	(23,216)
Reductions (additions) to long-term receivables	1,029	(1,573)
Payment of accrued acquisition costs	—	(10,063)
Collateral released by captive insurance subsidiary	983	3,823
Proceeds from sale of property and equipment and assets held for sale	11,260	11,930
Principal receipts from notes and equipment contracts receivable	8,206	7,871
Other	(87)	478
Cash flows provided by (used in) investing activities	15,492	(10,750)
Cash flows from financing activities
Proceeds from issuance of long-term debt	10,000	—
Proceeds from financing obligations	—	333,617
Repayment of long-term debt	(101,701)	(312,800)
Principal payments on capital lease and financing obligations	(7,047)	(3,167)
Dividends paid	(9,500)	(15,115)
Payment of preferred stock issuance costs	—	(1,500)
Repurchase of restricted stock	(287)	(380)
Reissuance of treasury stock	—	1,135
Proceeds from stock options exercised	308	989
Excess tax benefit from stock options exercised	41	315
Payment of accrued debt issuance costs	(20,030)	(24,299)
Payment of early debt extinguishment costs	(123)	—
Restricted cash related to securitization	17,293	(13,666)
Cash flows used in financing activities	(111,046)	(34,871)
Net change in cash and cash equivalents	(34,073)	11,195
Cash and cash equivalents at beginning of year	114,443	26,838
Cash and cash equivalents at end of period	$80,370	$38,033
Supplemental disclosures
Interest paid	$84,677	$100,924
Income taxes paid	$12,598	$12,514

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters are reported as ending on March 31, June 30, September 30 and December 31. The first and second fiscal quarters of 2009 ended March 29 and June 28, respectively; the first and second fiscal quarters of 2008 ended March 30 and June 29, respectively.

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, long-lived assets, goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Subsequent events have been evaluated through July 30, 2009, the date the financial statements are considered issued.

Reclassifications

Certain reclassifications have been made to prior year information to conform to the current year presentation. The most significant reclassification relates to certain operations acquired with Applebee’s International, Inc. (“Applebee’s”), a wholly-owned subsidiary of the Company, that were previously reported as discontinued operations. The losses from discontinued operations of $114,000 and $202,000, respectively, for the three- and six-month periods ended June 30, 2008, previously reported as a single net line item have been reclassified as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(In thousands)
Company restaurant expenses	$19	$48
Loss on disposition of assets	49	8
Impairment and closure charges	123	277
Income (loss) before income taxes	(191)	(333)
Benefit for income taxes	77	131
Net income (loss)	$(114)	$(202)

These reclassifications had no effect on the net income or financial position previously reported.

3. Accounting Policies

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted the requirements of SFAS 157 that had been deferred under FSP 157-2 on January 1, 2009. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The Company adopted the new disclosure requirements on January 1, 2009. As SFAS 161 does not change current accounting practice, there was no impact of the adoption to the Company’s results of operations and financial condition..

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

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in SFAS No. 128, Earnings per Share. The Company retroactively adopted FSP EITF 03-6-1 on January 1, 2009. The impact of the adoption on earnings per share as previously reported for the three- and six-month periods ended June 30, 2008 was not material.

In April 2009, the FASB issued FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1, to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments, respectively. The Company adopted these FSPs effective April 1, 2009. There was no impact of the adoption on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 effective April 1, 2009. There was no impact of the adoption on the Company’s consolidated financial statements.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets; limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset; and removes the concept of a qualifying special-purpose entity. The Company will be required to adopt SFAS 166 effective January 1, 2010, and is currently evaluating the potential impact, if any, of SFAS 166 on its consolidated financial statements.

3. Accounting Policies, continued

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends existing U.S. GAAP with respect to the consolidation of variable interest entities (“VIEs”). Among other things, SFAS 167 (i) amends existing guidance for determining whether an entity is a VIE; (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and (iii) requires enhanced disclosures about an entity’s involvement in a VIE. The Company will be required to adopt SFAS 167 effective January 1, 2010, and is currently evaluating the potential impact, if any, of SFAS 167 on its consolidated financial statements.

In June 2009 the FASB issued statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This statement replaces Statement No. 162 and establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  This statement becomes effective for the Company for the third fiscal quarter of 2009.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

4. Impairment and Closure Charges

The Company assesses long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For the six months ended June 30, 2009, the Company recognized impairment charges of $1.9 million and closure charges of $0.1 million. The charges related primarily to leasehold improvements and related assets of one IHOP restaurant closed during the period and an additional write-down to the estimated sales value, based on a current letter of intent, of one Applebee’s restaurant that had been closed in a prior period and was included in assets held for sale.

In May 2008, the Company entered into sale-leaseback transactions related to 181 parcels of real estate (land, buildings and improvements). Due to continuing involvement of the Company with the subject properties, the transaction was recorded under the financing method in accordance with U.S. GAAP covering sale-leaseback transactions involving real estate. The proceeds received by the Company from this transaction established the fair value of the properties, which was less than the net book value of the real estate assets by approximately $41 million. Accordingly, the Company has recognized an impairment loss of that amount in the Consolidated Statement of Operations for the three-month and six-month periods ended June 30, 2008.

5. Assets Held for Sale

The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria as defined in applicable U.S. GAAP. The balance of assets held for sale at December 31, 2008 of $11.9 million was primarily comprised of seven Applebee’s company-operated restaurants in New Mexico expected to be franchised, four parcels of land previously acquired and held for future development, and property and equipment from closed stores.

The sale of five of the seven restaurants in New Mexico was completed in the first fiscal quarter of 2009.  During the second fiscal quarter of 2009 the Company sold certain property and equipment associated with closed restaurants and recognized an additional impairment on a previously closed restaurant as discussed in Note 4, Impairment and Closure Charges. The balance of assets held for sale at June 30, 2009 of $6.3 million was primarily comprised of two Applebee’s company-operated restaurants in New Mexico expected to be franchised (see Note 18, Subsequent Events), four parcels of land previously acquired and held for future development, and property and equipment from closed restaurants.

The following table summarizes the changes in the balance of assets held for sale during 2009:

(In millions)
Balance December 31, 2008	$11.9
Assets sold	(4.7)
Impairment charges	(1.0)
Assets reclassified to held for sale	0.1
Balance June 30, 2009	$6.3

6. Long-Term Debt

Long-term debt consists of the following components:

	June 30, 2009 (unaudited)	December 31, 2008
	(In millions)
Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.1767% (inclusive of an insurance premium of 0.75%)	$600.7	$640.6
Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.0588%	506.2	604.3
Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037, at a fixed rate of 8.4044%	111.5	119.0
Series 2007-1 Class A-1 Variable Funding Senior Notes, final maturity date December 2037, at a rate of 2.98% and 3.86% as of June 30, 2009 and December 31, 2008, respectively	100.0	100.0
Series 2007-1 Fixed Rate Notes due March 2037, at a fixed rate of 5.744% (inclusive of an insurance premium of 0.60%)	175.0	175.0
Series 2007-2 Variable Funding Notes, final maturity date March 2037, at a rate of 0.46% and 2.1% as of June 30, 2009 and December 31, 2008, respectively	25.0	15.0
Series 2007-3 Fixed Rate Term Notes due December 2037, at a fixed rate of 7.0588%	245.0	245.0
Discount on Fixed Rate Notes	(24.8)	(30.5)
Total debt	1,738.6	1,868.4
Less current maturities	(20.1)	(15.0)
Long-term debt	$1,718.5	$1,853.4

For a complete description of the respective instruments, refer to Note 10 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the six months ended June 30, 2009, the Company retired Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037 with a face amount of $94.0 million and Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037 with a face amount of $35.2 million for cash payments totaling $85.4 million. The Company recognized a gain on extinguishment of this debt of $38.8 million after the write-off of the discount and deferred financing costs related to the debt retired.

During the six months ended June 30, 2009, the Company received proceeds from disposition of assets and release of certain reserve funds totaling $8.8 million. As required by the terms of the Applebee’s securitization agreements, these funds were used to retire Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes and Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes at face values of $4.1 million and $4.7 million, respectively.

In January 2009, the Company began making scheduled monthly payments on the Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037. Scheduled payments totaled $7.5 million during the six months ended June 30, 2009.

7. Financing Obligations

As of June 30, 2009, future minimum lease payments under financing obligations during the initial terms of the leases related to sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
Remainder of 2009	$15.8
2010	32.0
2011	32.3
2012	32.4
2013	32.4
Thereafter	453.8
Total minimum lease payments	598.7
Less interest	(271.6)
Total financing obligations	327.1
Less current portion(1)	(8.2)
Long-term financing obligations	$318.9

(1)                                   Included in other accrued expenses on the consolidated balance sheet.

8. Segments

The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations, and financing operations.

As of June 30, 2009, the franchise operations segment consists of (i) 1,591 restaurants operated by Applebee’s franchisees in the United States, 14 countries outside the United States and one U.S. territory and (ii) 1,410 restaurants operated by IHOP franchisees and area licensees in the United States, Canada and Mexico. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

As of June 30, 2009, the company restaurant operations segment consists of 400 company-operated Applebee’s restaurants in the United States, one company-operated Applebee’s restaurant in China and 11 company-operated IHOP restaurants. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants.

Financing operations revenue consists of the portion of franchise fees not allocated to intellectual property, sales of equipment and interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

8. Segments, continued

Information on segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Revenues from external customers
Franchise operations	$90.5	$87.4	$188.7	$177.4
Company restaurants	222.3	296.5	461.8	608.4
Rental operations	32.5	32.6	66.3	65.5
Financing operations	4.3	7.6	8.4	15.6
Total	$349.6	$424.1	$725.2	$866.9
Interest expense
Company restaurants	$0.2	$0.3	$0.5	$0.5
Rental operations	4.9	5.0	9.9	10.2
Corporate	46.0	51.6	94.4	102.2
Total	$51.1	$56.9	$104.8	$112.9
Depreciation and amortization (1)
Franchise operations	$2.5	$2.5	$5.0	$5.0
Company restaurants	7.5	8.5	14.8	20.2
Rental operations	2.9	3.0	5.8	6.0
Corporate	3.3	2.8	6.8	5.2
Total	$16.2	$16.8	$32.4	$36.4
Income (loss) before income taxes
Franchise operations	$66.8	$65.0	$136.7	$131.6
Company restaurants	30.1	36.8	67.8	72.1
Rental operations	8.3	8.0	17.4	16.3
Financing operations	4.0	5.1	8.1	9.7
Corporate	(72.8)	(145.1)	(139.7)	(244.6)
Total	$36.4	$(30.2)	$90.3	$(14.9)

(1) Excludes amortization included in interest expense

9. Income Taxes

The Company or one of its subsidiaries files Federal income tax returns and income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to Federal, state or non-U.S. income tax examinations by tax authorities for years before 2004 for Federal returns and years before 2000 for other jurisdictions.

At June 30, 2009, the Company had a liability for unrecognized tax benefits including potential interest and penalties, net of related tax benefit, totaling $18.4 million, of which approximately $1.9 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

The total unrecognized tax benefit as of June 30, 2009 and December 31, 2008 was $12.4 million and $18.6 million, respectively, excluding interest, penalties and related income tax benefits. The decrease was due primarily to settlements with taxing authorities resulting in a decrease in unrecognized tax benefits related to prior year positions. The entire $12.4 million will be included in the Company’s effective income tax rate if recognized. The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $1.5 million related to settlements with taxing authorities and the lapse of the statute of limitations.

As of June 30, 2009, the accrued interest and penalties were $13.4 million and $2.0 million, respectively, excluding any related income tax benefits. As of December 31, 2008, the accrued interest and penalties were $13.7 million and $2.9 million, respectively, excluding any related income tax benefits. The decrease of $0.3 million of accrued interest is primarily related to the decrease of unrecognized tax benefits due to settlements with taxing authorities, partially offset by the accrual of interest during the six months ended June 30, 2009. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Operations.

The Company has various state net operating loss carryovers representing $1.5 million of state taxes as of December 31, 2008. The net operating loss carryovers will expire, if unused, during the period from 2009 through 2027.

9. Income Taxes, continued

The effective tax rate for the provision recognized was 31.4% for the six-month period ended June 30, 2009. The effective tax rate for the provision recognized is lower than the federal statutory rate of 35% primarily due to tax credits, partially offset by state income taxes. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

10. Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock to officers, directors and employees of the Company under the 2001 Stock Incentive Plan (the “2001 Plan”) and the 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”). The stock options generally vest over a three-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the common stock on the New York Stock Exchange on the date of grant. Restricted stock provides for the issuance of shares of the Company’s common stock at no cost to the holder and vests over terms determined by the Compensation Committee of the Company’s Board of Directors, generally three years. The restricted stock generally vests only if the employee is actively employed by the Company on the vesting date, and unvested restricted shares are forfeited upon either termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company’s Board of Directors determines otherwise. When vested options and restricted stock are issued, the Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock.

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Total Stock-Based Compensation:
Pre-tax compensation expense	$2.1	$4.0	$5.3	$7.1
Tax provision (benefit)	(0.7)	(4.2)	(1.7)	(4.5)
Total stock-based compensation expense, net of tax	$1.4	$(0.2)	$3.6	$2.6

As of June 30, 2009, $11.1 million and $8.0 million (including estimated forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of 1.85 years for restricted stock and 2.48 years for stock options.

The estimated fair values of the options granted year-to-date in 2009 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.93%
Weighted average historical volatility	72.1%
Dividend yield	—
Expected years until exercise	5.0
Forfeitures	11.0%
Weighted average fair value of options granted	$4.61

10. Stock-Based Compensation, continued

Option activity under the Company’s stock option plan as of June 30, 2009, and changes during the six-month period then ended were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	933,939	$36.37
Granted	961,750	$7.57
Exercised	(14,500)	$21.82
Expired	(14,666)	$41.90
Forfeited	(169,074)	$22.93
Outstanding at June 30, 2009	1,697,449	$21.47	8.19	$21,861,000
Vested at June 30, 2009 and Expected to Vest	1,444,505	$22.56	7.97	$17,532,000
Exercisable at June 30, 2009	511,082	$38.62	5.19	$662,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock and the number of in-the-money options.

A summary of restricted stock activity for the six months ended June 30, 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	671,480	$45.07
Granted	215,825	$9.08
Released	(110,999)	$48.83
Forfeited	(80,133)	$32.61
Nonvested at June 30, 2009	696,173	$37.74

11. Other Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Net income (loss)	$24.8	$(19.4)	$62.0	$(5.5)
Other comprehensive income, net of tax:
Interest rate swap	2.1	2.0	4.1	3.7
Temporary decline in available-for-sale securities	—	(0.3)	—	(0.3)
Total comprehensive income (loss)	$26.9	$(17.7)	$66.1	$(2.1)

The amount of income tax benefit allocated to the interest rate swap was $1.3 million and $2.1 million for the three months ended June 30, 2009 and 2008, respectively. The amount of income tax benefit allocated to the interest rate swap was $2.7 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively. The amount of income tax benefit allocated to the temporary decline in securities was $0.2 million for the three and six months ended June 30, 2008.

11. Other Comprehensive Income, continued

The accumulated comprehensive loss of $25.3 million (net of tax) as of June 30, 2009 is comprised of $24.9 million related to a terminated interest rate swap and $0.4 million related to a temporary decline in available-for-sale securities. The accumulated comprehensive loss of $29.4 million (net of tax) as of December 31, 2008 is comprised of $29.0 million related to a terminated interest rate swap and $0.4 million related to a temporary decline in available-for-sale securities.

12. Net Income (Loss) Per Share

The computation of the Company’s basic and diluted net income per share is as follows:

	Three Months Ended June 30,
	2009	2008
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net income (loss)	$24,814	$(19,385)
Less: Series A Preferred Stock dividends	(4,750)	(4,750)
Less: Accretion of Series B Preferred Stock	(569)	(535)
Less: Net (income) loss allocated to unvested participating restricted stock	(719)	930
Net income (loss) available to common stockholders— basic	18,776	(23,740)
Effect of unvested participating restricted stock in two-class calculation	36	—
Accretion of Series B Preferred Stock*	569	—
Net income (loss) available to common stockholders— diluted	$19,381	$(23,740)
Denominator:
Weighted average outstanding shares of common stock	16,929	16,768
Dilutive effect of:
Stock options *	363	—
Convertible Series B Preferred Stock *	553	—
Common stock and common stock equivalents	17,845	16,768
Net income (loss) per common share:
Basic	$1.11	$(1.42)
Diluted	$1.09	$(1.42)

	Six Months Ended June 30,
	2009	2008
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net income (loss)	$61,955	$(5,531)
Less: Series A Preferred Stock dividends	(9,500)	(9,500)
Less: Accretion of Series B Preferred Stock	(1,129)	(1,056)
Less: Net (income) loss allocated to unvested participating restricted stock	(1,916)	539
Net income (loss) available to common stockholders— basic	49,410	(15,548)
Effect of unvested participating restricted stock in two-class calculation	77	—
Accretion of Series B Preferred Stock*	1,129	—
Net income (loss) available to common stockholders— diluted	$50,616	$(15,548)
Denominator:
Weighted average outstanding shares of common stock	16,886	16,735
Dilutive effect of:
Stock options *	184	—
Convertible Series B Preferred Stock *	555	—
Common stock and common stock equivalents	17,625	16,735
Net income (loss) per common share:
Basic	$2.93	$(0.93)
Diluted	$2.87	$(0.93)

*       The effect of adding shares from the assumed exercise of stock options and conversion of Series B Convertible Preferred stock to the denominator and the related add-back of the dividends on Series B Convertible Preferred stock to the numerator is anti-dilutive for the three months and six months ended June 30, 2008.

13. Fair Value Measurements

The Company has one type of financial instrument that is measured on a recurring basis at fair value as defined by SFAS No. 157, investments held by Applebee’s captive insurance subsidiary. None of the Company’s non-financial assets or non-financial liabilities must be measured at fair value on a recurring basis. The Company has not elected to use fair value measurement on any assets or liabilities as provided by SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115.

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

The fair value of the investments held by the captive insurance company at June 30, 2009 and December 31, 2008 was $4.6 million and $5.6 million, respectively, and was determined based on Level 3 inputs using a risk-adjusted discounted cash flow model under the income approach. The cost basis of the investment was $5.0 million and $6.0 million, respectively, with a temporary impairment of $0.4 million recorded as a component of accumulated other comprehensive income. There was no gain or loss, realized or unrealized, during the three months and six months ended June 30, 2009.

14. Fair Value of Financial Instruments

We believe the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate their carrying amounts due to their short duration.

The fair values of non-current financial liabilities are shown in the following table.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, less current maturities	$1,718.5	$1,408.0	$1,853.4	$1,177.2

Series A Preferred Stock	$187.1	$160.2	$187.1	$131.2

At June 30, 2009 and December 31, 2008, the fair value of the non-current financial liabilities was determined based on Level 3 inputs using a risk-adjusted discounted cash flow model under the income approach. The change in fair value as of June 30, 2009, compared to the fair value as of December 31, 2008 was due a change in the discount rate assumption utilized in the risk-adjusted discounted cash flow model.

15. Consolidation of Variable Interest Entities

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

In February 2009, the Company and owners of Applebee’s and IHOP franchise restaurants formed Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”) to manage procurement activities for the Applebee’s and IHOP restaurants choosing to join the Co-op. CSCS meets the definition of a VIE under FIN 46(R). Under the terms of the Co-op agreements, each member restaurant belonging to CSCS has equal and identical ownership rights and obligations. IHOP franchise restaurants to which the Company has provided financial support in the form of loans to purchase franchises and equipment are considered de facto agents of the Company for purposes of determining the primary beneficiary of the VIE. Company-owned Applebee’s and IHOP restaurants, in addition to the IHOP franchise restaurants deemed de facto agents, comprised only 33.6% of the CSCS membership as of the date of determination of the primary beneficiary of the VIE. Accordingly, the Company is not considered to be the primary beneficiary of the VIE and therefore does not consolidate the results of CSCS.

Under the Co-op agreements, the Company is obligated to make a one-time payment to CSCS for start-up costs of $6.3 million, $3.5 million of which has been paid as of June 30, 2009, with payments of $2.0 million and $0.8 million due in July 2009 and January 2010, respectively. The Company is not obligated to provide any support to the Co-op under any explicit or implied agreement beyond this $6.3 million.

The Co-op does not purchase items on behalf of member restaurants; rather, it facilitates purchasing agreements and distribution arrangements between suppliers and member restaurants. Because of this, it is anticipated that CSCS will acquire a minimal amount of assets and incur a minimal amount of liabilities. Each member restaurant is responsible for only the goods and services it chooses to purchase and bears no responsibility or risk of loss for goods and services purchased by other member restaurants. Based on these facts, the Company believes its maximum estimated loss related to its membership in the Co-op is de minimis.

16. Commitments and Contingencies

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

In cases of this type, conditional certification of the plaintiff class is granted under a lenient standard.  On January 15, 2009, the Company filed a motion seeking to have the class de-certified and the plaintiffs filed a motion for summary judgment, both of which are pending before the court.  The Company believes it has strong defenses supporting the de-certification of the class, as well as strong defenses to the substantive claims asserted, and intends to vigorously defend this case.  Trial is currently set for September 8, 2009, in Jefferson City, Missouri. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Lease Guarantees

As of June 30, 2009, in connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $123.8 million. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms which range from 2009 through 2044. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of June 30, 2009.

17. Preferred Stock

The Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights, and Qualifications, Limitations, and Restrictions Thereof of Series A Perpetual Preferred Stock  (the “Certificate of Designations”) requires that upon the occurrence of a Change of Control, unless prohibited by applicable law, the Company shall redeem all then outstanding shares of the Series A Perpetual Preferred Stock for cash at a redemption price per share corresponding to the timing of such Change of Control, as specified in the Certificate of Designations.  U.S. GAAP requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Series A Perpetual Preferred Stock is not included as a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets.

18. Subsequent Event

On July 1, 2009, the Company completed the sale of two Applebee’s company-operated restaurants in New Mexico. As discussed in Note 5, Assets Held For Sale, these restaurants were reported as part of Assets Held for Sale in the Consolidated Balance Sheet as of June 30, 2009. The Company received after-tax proceeds from this sale of approximately $5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially from those expressed or implied by any forward-looking statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the U.S. Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

Overview

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Except where the context indicates otherwise, the words “we,” “us,” “our” and the “Company” refer to DineEquity, Inc., together with its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter the Company’s predecessor began developing and franchising additional restaurants. In November 2007, the Company completed the acquisition of Applebee’s International, Inc. (“Applebee’s”), which became a wholly-owned subsidiary of the Company. We own and operate two restaurant concepts in the casual dining and family dining categories of the food service industry: Applebee’s Neighborhood Grill and Bar® and IHOP. References herein to Applebee’s and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees or the Company. References herein to “system sales” include retail sales at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. With more than 3,400 franchised or owned-and-operated restaurants combined, we are the largest full-service restaurant company in the world.

Restaurant Concepts

Applebee’s

We franchise and operate restaurants in the bar and grill segment of the casual dining industry under the name “Applebee’s Neighborhood Grill & Bar®.” With 1,992 system-wide restaurants as of June 30, 2009, Applebee’s Neighborhood Grill & Bar is one of the largest casual dining concepts in the world, in terms of number of restaurants and market share.

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

Since the completion of the Applebee’s acquisition on November 29, 2007, we have been pursuing a strategy which contemplates transitioning from our current 80% franchised system to an approximately 98% franchised system. Between November

29, 2007 and June 30, 2009 we have franchised 108 company-owned restaurants in the California, Nevada, Delaware, Texas and New Mexico markets. This heavily franchised business model is expected to require less capital investment and reduce the volatility of cash flow performance over time.  A range of factors including the overall market for restaurant franchises, the availability of financing, and the financial and operating performance of Applebee’s company-owned restaurants can impact the likelihood and timing of the completion of this strategy as well as the ultimate proceeds the Company will receive from franchising the company-operated restaurants.  The Company continues to monitor these factors and to assess their impact on possible franchise transactions.  The Company may choose to suspend or revise its franchising strategy if it does not believe that conditions will lead to satisfactory proceeds from the sale of its company-operated restaurants.

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

The following table summarizes Applebee’s restaurant development and franchising activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
Applebee’s Restaurant Development Activity
Beginning of period	1,992	1,986	2,004	1,976
New openings
Company-developed	—	—	—	1
Franchisee-developed	5	11	10	27
Total new openings	5	11	10	28
Closings
Company	—	(2)	—	(3)
Franchise	(5)	(2)	(22)	(8)
End of period	1,992	1,993	1,992	1,993
Summary-end of period
Franchise	1,591	1,484	1,591	1,484
Company	401	509	401	509
Total	1,992	1,993	1,992	1,993
Restaurant Franchising Activity
Domestic franchisee-developed	2	6	7	17
International franchisee-developed	3	5	3	10
Refranchised	—	—	5	—
Total restaurants franchised	5	11	15	27
Closings
Domestic franchisee	(2)	(2)	(18)	(7)
International franchisee	(3)	—	(4)	(1)
Total franchise closings	(5)	(2)	(22)	(8)
Net addition (reduction)	—	9	(7)	19

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

In 2009, we expect franchisees to open a total of 29 to 36 new Applebee’s restaurants including 17 to 21 domestic franchise restaurants and 12 to 15 international franchise restaurants. We do not currently plan to open any domestic company-operated restaurants. The actual number of openings may differ from our expectations due to various factors, including economic conditions, operating performance of existing restaurants, franchisee access to capital, and the impact of currency fluctuations on our international franchisees. The timing of new restaurant openings may also be affected by various factors including weather-related and other construction delays and difficulties in obtaining regulatory approvals.

The following table summarizes IHOP restaurant development and franchising activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,402	1,353	1,396	1,344
New openings
Company-developed	—	—	—	—
Franchisee-developed	20	14	31	25
Area license	3	1	3	1
Total new openings	23	15	34	26
Closings
Company	—	(1)	—	(1)
Franchise	(3)	(4)	(7)	(6)
Area license	(1)	(2)	(2)	(2)
End of period	1,421	1,361	1,421	1,361
Summary-end of period
Franchise	1,249	1,195	1,249	1,195
Company	11	10	11	10
Area license	161	156	161	156
Total	1,421	1,361	1,421	1,361
Restaurant Franchising Activity
Domestic franchisee-developed	17	13	28	24
International franchisee-developed	3	1	3	1
Refranchised	1	5	1	9
Total restaurants franchised	21	19	32	34
Closings
Domestic franchisee	(3)	(3)	(7)	(5)
International franchisee	—	(1)	—	(1)
Total franchise closings	(3)	(4)	(7)	(6)
Reacquired by the Company	—	(6)	(1)	(9)
Net addition	18	9	24	19

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

In 2009, a total of 65 to 75 new IHOP restaurants are expected to open, consisting of 55 to 60 franchise restaurants, three to five area license restaurants in Florida and seven to ten restaurants outside the U.S. or in non-traditional channels. The actual number of openings in any period may differ from the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals and various economic factors, including operating performance of existing restaurants and franchisee access to capital financing.

Restaurant Data

The following table sets forth, for the three-month and six-month periods ended June 30, 2009 and 2008, the number of effective restaurants in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP and Applebee’s systems, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
Applebee’s Restaurant Data
Effective restaurants(a)
Franchise	1,589	1,480	1,590	1,474
Company	401	510	403	510
Total	1,990	1,990	1,993	1,984
System-wide(b)
Sales percentage change(c)	(4.2)%	0.3%	(3.4)%	1.6%
Domestic same-store sales percentage change(d)	(4.3)%	(1.7)%	(3.6)%	(0.6)%
Franchise(b)(e)
Sales percentage change(c)(g)	3.1%	0.8%	3.9%	1.7%
Same-store sales percentage change(d)	(4.2)%	(1.8)%	(3.5)%	(0.9)%
Average weekly domestic unit sales (in thousands)	$46.6	$48.5	$48.0	$49.7
Company
Sales percentage change(c)(g)	(25.4)%	(1.0)%	(24.5)%	1.1%
Same-store sales percentage change(d)	(4.8)%	(1.5)%	(4.0)%	0.3%
Average weekly domestic unit sales (in thousands)	$41.9	$44.2	$43.3	$45.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,235	1,185	1,230	1,180
Company	11	10	11	10
Area license	160	158	159	157
Total	1,406	1,353	1,400	1,347
System-wide(b)
Sales percentage change(c)	3.6%	6.3%	4.6%	7.1%
Domestic same-store sales percentage change(d)	(0.6)%	2.6%	0.7%	3.2%
Franchise(b)(e)
Sales percentage change(c)	3.9%	6.9%	5.1%	7.7%
Same-store sales percentage change(d)	(0.6)%	2.6%	0.7%	3.2%
Average weekly unit sales (in thousands)	$35.2	$35.3	$35.8	$35.5
Company(f)	n.m.	n.m.	n.m.	n.m.
Area License(h)
Sales percentage change(c)	0.9%	2.2%	(0.3)%	2.7%

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

(d)

“Same-store sales percentage change” reflects the percentage change in sales, in any given fiscal period compared to the prior fiscal period, for restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and store closures, the restaurants open throughout both fiscal periods being compared may be different from period to period. Same-store sales percentage change does not include data on IHOP restaurants located in Florida.

(e)

IHOP franchise restaurant sales were $564.3 million and $543.2 million for the three months ended June 30, 2009 and 2008, respectively, and $1,146.3 million and $1,090.4 million for the six months ended June 30, 2009 and 2008, respectively. Applebee’s franchise restaurant sales were $886.4 million and $859.7 million for the three months ended June 30, 2009 and 2008, respectively, and $1,826.3 million and $1,757.5 million for the six months ended June 30, 2009 and 2008, respectively.

(f)

Sales percentage change and same-store sales percentage change for IHOP company-operated restaurants are not meaningful due to the relatively small number and test-market nature of the restaurants, along with the periodic inclusion of restaurants reacquired from franchisees that are temporarily operated by the Company.

(g)

The sales percentage change for Applebee’s franchise and company-operated restaurants is impacted by the franchising of 103 company-operated restaurants during 2008 and five company-operated restaurants in 2009.

(h)

Sales at IHOP area license restaurants were $54.4 million and $53.9 million for the three months ended June 30, 2009 and 2008, respectively, and $110.9 million and $111.3 million for the six months ended June 30, 2009 and 2008, respectively.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Global Economic Contraction

Beginning in 2008 and continuing into 2009, economic conditions in both the U.S. and worldwide have experienced a downturn due to the compounded effects of the subprime lending crisis, the credit market liquidity crisis, and the collateral effects of each on the finance and banking industries. In addition, volatile energy costs, concerns about inflation and deflation, slower economic activity, softness in both the commercial and residential real estate markets, decreased consumer confidence, reduced corporate profits and capital spending and rising unemployment have combined to create generally adverse business conditions for most industries and sectors. While the liquidity crisis and its effects on the finance and banking industries have mitigated somewhat, we believe financial market volatility, rising unemployment, increasing foreclosures and lower valuations for residential real estate will continue to put pressure on consumer spending. These conditions make it challenging for us to accurately forecast and plan future business activities as the reduction in disposable income for discretionary spending could cause our customers to change historic purchasing behavior and choose lower-cost dining options or alternatives to dining out.

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

•                  availability of financing for franchisees to fulfill their new restaurant development commitments;

•                  credit availability for potential purchasers of Applebee’s company-operated restaurants;

•                  lower proceeds from the franchising of Applebee’s company-operated restaurants due to both lower restaurant sales and profitability and/or inability to consummate transactions at all; and

•                  lower estimated fair values for goodwill, intangible assets and long-lived assets resulting in future non-cash impairment charges.

We cannot predict the effect or duration of this economic slowdown or the timing and strength of a subsequent recovery in the economy in general or the restaurant industry in particular. If our business significantly deteriorates due to these macroeconomic effects, our financial condition and results of operations will likely be materially and adversely affected.

Securitized Debt and Related Interest Expense

Certain of our subsidiaries incurred a substantial amount of indebtedness to finance the Applebee’s acquisition. As a result, our interest expense has increased significantly from that reported prior to the acquisition and is expected to remain as one of the largest components of costs and expenses in the future until such time that debt balances are repaid or otherwise retired. We estimate the interest expense for fiscal 2009 will be approximately $185 million to $195 million, which includes approximately $40 million of non-cash interest charges.

Significant Gains and Charges

There were several significant gains and charges affecting the comparisons with previously reported results. In the six months ended June 30, 2009, we recognized a gain on extinguishment of debt of $38.8 million, a gain on disposition of assets of $5.1 million and impairment and closure charges of $2.0 million. In the comparable period of 2008, we recognized impairment and closure charges of $41.4 million and a gain on disposition of assets of $0.2 million. These transactions are discussed in further detail under paragraphs captioned “Impairment and Closure Charges,” “Gain on Extinguishment of Debt” and “Gain on Disposition of Assets.”

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

Financial Statement Effect of Franchising Company-Operated Restaurants

We have franchised 108 Applebee’s company-operated restaurants and plan to franchise a substantial majority of the remaining 401 company-operated Applebee’s restaurants when such transactions make sense for the business. As mentioned above in Restaurant Concepts — Applebee’s, the Company considers a range of factors that could impact the likelihood of future franchise sales and possible proceeds from such sales. The Company may suspend or delay its plans to sell company-operated Applebee’s restaurants if it does not believe the sales proceeds would be satisfactory. If the number of company-operated restaurants declines, the amount of Company restaurant revenues and Company restaurant expenses in future periods will decline as well compared to amounts reported in previous periods. Franchise royalty revenues and expenses will likely increase as company-operated restaurants are franchised, although not in the same magnitude as the Company restaurant revenues decline as franchise royalties are based on a percentage of the franchisee’s revenues. As a result, on a net basis, segment profit will likely decline.

Under the terms of our securitized debt agreements, all proceeds of asset dispositions must be used to retire debt on a pro-rata basis. Accordingly, franchising of additional Applebee’s company-operated restaurants will result in reduction of long-term debt and a reduction of related interest expense.

Segments

We identify our segments based on the organizational units used by management to monitor performance and make operating decisions. The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations, and financing operations.

The franchise operations segment consists of (i) restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 14 countries outside the United States; and (ii) restaurants operated by IHOP franchisees and area licensees in the United States, Canada and Mexico. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

The company restaurant operations segment consists of company-operated Applebee’s and IHOP restaurants and, from time to time, IHOP restaurants reacquired from franchisees that are operated on a temporary basis. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

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

Comparison of the Three Months ended June 30, 2009 and 2008

Results of Operations

Key components of changes in our financial results for the three months ended June 30, 2009 compared to the comparable quarter of 2008 included:

•                  Revenues decreased $74.5 million, due to (a) lower company restaurant revenues resulting from the franchising of 108 company-operated Applebee’s restaurants since the second quarter of 2008 and a 4.8% decrease in Applebee’s company restaurant same-store sales; (b) lower financing revenues resulting from a decrease in sales of reacquired franchises and equipment; and (c) a 4.2% decrease in same-store sales for Applebee’s domestic franchise restaurants and a 0.6% decrease in same-store sales for IHOP domestic franchise restaurants, partially offset by higher franchise revenues resulting from an increase in effective franchise units at both Applebee’s and IHOP.

•                  Segment profit for the second quarter of 2009 decreased $5.7 million, comprised as follows:

Franchise operations	$1.8
Company restaurant operations	(6.7)
Rental operations	0.3
Financing operations	(1.1)
Total segment profit	$(5.7)

The decline was primarily due to the net effect of franchising 108 company-operated Applebee’s restaurants since the second quarter of 2008 and a decline in IHOP and Applebee’s same-store sales, partially offset by an increase in IHOP and Applebee’s effective franchise units and margin improvements in Applebee’s company-operated restaurants.

•                  Impairment and closure charges totaled $2.4 million for the second quarter of 2009 compared to $41.2 million for the second quarter of 2008.

•                  The Company recognized a gain on the extinguishment of debt of $12.4 million in the second quarter of 2009 from the repurchase of debt at a discount.

•                  General and administrative expenses decreased $15.3 million, due primarily to the franchising of 108 Applebee’s company-operated restaurants, integration of Applebee’s and IHOP administrative functions, cost reduction initiatives implemented in 2009, including the establishment of a purchasing co-operative in February 2009, and lower stock-based compensation.

•                  Interest expense was $5.6 million lower due to the early retirement of fixed rate debt and lower interest rates on the Company’s variable rate lines of credit.

Franchise Operations

			Favorable
	Three Months Ended June 30,		(Unfavorable)
	2009	2008	Variance
	(In millions)
Franchise Revenues
Applebee’s	$37.9	$37.7	$0.2
IHOP	52.6	49.7	2.9
Total franchise revenues	90.5	87.4	3.1
Franchise Expenses
Applebee’s	0.4	0.6	0.2
IHOP	23.3	21.8	(1.5)
Total franchise expenses	23.7	22.4	(1.3)
Franchise Segment Profit
Applebee’s	37.5	37.1	0.4
IHOP	29.3	27.9	1.4
Total franchise segment profit	$66.8	$65.0	$1.8

Consolidated franchise revenues grew by $3.1 million for the three-month period ended June 30, 2009 compared to the same period of the prior year.

The increase in Applebee’s franchise revenue was primarily attributable to an increase in effective franchise restaurants of 109 units due to the franchising of 108 company-operated restaurants since the second quarter of 2008, partially offset by a 4.2% decline in same-store sales for Applebee’s domestic franchise restaurants and a decrease in franchise fees from reduced restaurant openings.

The increase in IHOP franchise revenue was primarily attributable to an increase in effective franchise restaurants of 50 units and an increase in revenues from pancake mix sales and advertising, partially offset by a decrease of 0.6% in same-store sales for IHOP domestic franchise restaurants. Same-store sales declined as a higher average guest check was offset by a decline in guest traffic.

The Company believes that the decrease experienced in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole.

The $1.5 million increase in IHOP franchise expenses is due to the costs of sales associated with the increased revenues from pancake mix sales and advertising along with a $0.5 million increase in bad debt expense due in part to bad debt recovery in 2008 that did not recur.

Company Restaurant Operations

			Favorable
	Three Months Ended June 30,		(Unfavorable)
	2009	2008	Variance
	(In millions)
Company restaurant sales	$222.3	$296.5	$(74.2)
Company restaurant expenses	192.2	259.7	67.5
Company restaurant segment profit	$30.1	$36.8	$(6.7)

As of June 30, 2009 the substantial majority of Company restaurant operations are comprised of Applebee’s 401 company-operated restaurants as compared to 11 company-operated IHOP restaurants. The impact of the IHOP restaurants on all comparisons of the three months ended June 30, 2009 with the same period of 2008 was negligible.

Company restaurant sales declined primarily due to a $74.5 million decline in Applebee’s sales. Applebee’s company restaurant sales declined $62.8 million due to the franchising of 108 restaurants since the second quarter of 2008. Restaurant sales also declined due to a 4.8% decrease in same-store sales driven mainly by a decline in guest traffic partially offset by a higher average guest check as the result of a 3.0% increase in effective pricing. The Company believes that the decrease experienced in comparable guest traffic is reflective of the current adverse economic conditions impacting customers.

Company restaurant expenses declined primarily due to a $68.0 million decline in Applebee’s expenses. Applebee’s company restaurant expenses declined $53.3 million due to the franchising of 108 restaurants since the second quarter of 2008.  Applebee’s company restaurant operating profit for the three months ended June 30, 2009 declined $6.5 million as the effect of franchising was partially offset by margin improvements of 1.3% as shown below.

			Favorable
	Three Months Ended June 30,		(Unfavorable)
	2009	2008	Variance
Food and beverage	26.4%	26.4%	0.0%
Labor	33.8%	35.1%	1.3%
Direct and occupancy	25.7%	25.7%	0.0%
Total Company Restaurant Expenses (a)	86.0%	87.3%	1.3%

(a) Percentages may not add due to rounding.

Total food and beverage costs as a percentage of company restaurant sales remained constant due to the impact of menu price increases offset by an unfavorable shift in menu mix and slightly higher commodity costs.

Total labor costs as a percentage of company restaurant sales decreased by 1.3%. Labor expenses improved primarily due to better utilization of management labor along with open positions, a reduction in management incentive expense due to nonrecurring retention costs in 2008 and lower incentive compensation in 2009 and favorable group insurance costs.

Direct and occupancy costs were unchanged as a percentage of company restaurant sales due primarily to lower natural gas rates and timing of local advertising expenses offset by unfavorable depreciation due to lower sales volume.

Rental Operations

			Favorable
	Three Months Ended June 30,		(Unfavorable)
	2009	2008	Variance
	(In millions)
Rental revenues	$32.5	$32.6	$(0.1)
Rental expenses	24.2	24.6	0.4
Rental operations segment profit	$8.3	$8.0	$0.3

Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases, interest income from direct financing leases and sales of reacquired franchises and equipment. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

Rental operations profit increased by $0.3 million for the quarter ended June 30, 2009 compared to the same period of the prior year due to a slight decline in depreciation and interest expense.

Financing Operations

			Favorable
	Three Months Ended June 30,		(Unfavorable)
	2009	2008	Variance
	(In millions)
Financing revenues	$4.3	$7.6	$(3.3)
Financing expenses	0.3	2.5	2.2
Financing operations segment profit	$4.0	$5.1	$(1.1)

All of our financing operations relate to IHOP restaurants. Financing revenues and expenses decreased by $3.3 million and $2.2 million, respectively.  Franchise and equipment note interest revenue declined $0.4 million due to the ongoing reduction in note balances. In addition, there were revenues and expenses of $3.2 million and $2.5 million, respectively, in the second quarter of 2008 related to the sale of five restaurants.

General and Administrative Expenses

General and administrative expenses decreased by $15.3 million. Expense savings related to franchising of 108 Applebee’s company-operated restaurants, integration of Applebee’s and IHOP administrative functions, and cost reduction initiatives implemented in 2009, including the establishment of a purchasing co-operative in February 2009. Additionally, litigation settlement costs of $4.7 million and transition-related costs recorded in the second quarter of 2008 did not recur. These favorable items were offset by $3.0 million of development incentive credits related to the Applebee’s support center received in the second quarter of 2008 that also did not recur.

Interest Expense

Interest expense decreased by $5.6 million primarily due to the early retirement of long-term debt over the past 12 months. Average long-term obligations (long-term debt, capital lease obligations and financing obligations) declined to $2.25 billion during the quarter ended June 30, 2009 from $2.45 billion during the quarter ended June 30, 2008. Additionally, the weighted average interest rate on variable debt declined to approximately 2.7% for the quarter ended June 30, 2009 from approximately 5.0% for the quarter ended June 30, 2008.

Impairment and Closure Charges

Impairment and closure charges were $2.4 million for the three-month period ended June 30, 2009, comprised of impairment charges of $2.0 million and closure charges of $0.4 million. The charges related primarily to leasehold improvements and related assets of one IHOP restaurant closed during the period and an additional write-down to the estimated sales value, based on a current letter of intent, of one Applebee’s restaurant that had been closed in a prior period and was included in assets held for sale.

Impairment and closure charges were $41.2 million for the three-month period ended June 30, 2008. In June 2008, the Company entered into sale-leaseback transactions on 181 parcels of real estate comprising land, buildings and improvements. The net book value of the real estate exceeded the proceeds received by the amount of the recorded charge for impairment. All of the parcels involved in the transactions had been acquired in the November 29, 2007 acquisition of Applebee’s and their estimated fair value was assigned as part of the purchase price allocation as of that date. The Company evaluated events subsequent to November 29, 2007 and noted a deterioration in both the domestic real estate and credit markets between the date of the purchase price allocation and the June 2008 date of the sale-leaseback transactions. In the absence of objective evidence to the contrary, the Company concluded that the estimated fair value of the real estate determined in purchase price allocation was reasonable and the decline in value related primarily to market events subsequent to the acquisition date value necessitating an impairment charge as opposed to an adjustment to the allocated purchase price.

Gain on Extinguishment of Debt

During the three months ended June 30, 2009, the Company retired Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037 with a face amount of $15.6 million and Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037 with a face amount of $35.2 million for cash payments totaling $36.3 million. The Company recognized a gain on extinguishment of this debt of $12.4 million after the write-off of the discount and deferred financing costs related to the debt retired.

Provision for Income Taxes

The effective tax rate for the provision recognized was 31.8% for the three-month period ended June 30, 2009. The effective tax rate recognized is lower than the federal statutory rate of 35% primarily due to tax credits, partially offset by state income taxes. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

Comparison of the Six Months ended June 30, 2009 and 2008

Results of Operations

Key components of changes in our financial results for the six months ended June 30, 2009 compared to the comparable quarter of 2008 included:

•                  Revenues decreased $141.7 million due to (a) lower company restaurant revenues resulting from the franchising of 108 company-operated Applebee’s restaurants since the second quarter of 2008 and a 4.0% decrease in Applebee’s company restaurant same-store sales; (b) lower financing revenues resulting from a decrease in sales of reacquired franchises and equipment and (c) a 3.5% decrease in same-store sales for Applebee’s domestic franchise restaurants. The revenue decreases were partially offset by higher franchise revenues resulting from a 0.7% increase in IHOP franchise same-store sales and an increase in effective franchise units at both Applebee’s and IHOP.

•                  Segment profit for the first six months of 2009 increased $0.4 million, comprised as follows:

Franchise operations	$5.1
Company restaurant operations	(4.3)
Rental operations	1.2
Financing operations	(1.6)
Total segment profit	$0.4

The increase was primarily due to an increase in IHOP and Applebee’s effective franchise units, an increase in IHOP same-store sales and margin improvements in Applebee’s company-operated restaurants partially offset by the net effect of franchising 108 company-operated Applebee’s restaurants since the second quarter of 2008 and a decline in Applebee’s same-store sales.

•                  Impairment and closure charges totaled $2.0 million for the first six months of 2009 compared to $41.4 million for the first six months of 2008.

•                  General and administrative expenses decreased $15.7 million due primarily to the franchising of 108 Applebee’s company-operated restaurants, integration of Applebee’s and IHOP administrative functions, cost reduction initiatives implemented in 2009 and lower stock-based compensation.

•                  The Company recognized gains on the extinguishment of debt and disposition of assets totaling $43.9 million in the first six months of 2009 related primarily to the repurchase of debt at a discount and the franchising of five company-operated Applebee’s restaurants in the New Mexico market.

•                  Interest expense was $7.8 million lower due to the early retirement of fixed rate debt and lower interest rates on the Company’s variable rate lines of credit.

Franchise Operations

			Favorable
	Six Months Ended June 30,		(Unfavorable)
	2009	2008	Variance
	(In millions)
Franchise Revenues
Applebee’s	$80.4	$75.7	$4.7
IHOP	108.3	101.7	6.6
Total franchise revenues	188.7	177.4	11.3
Franchise Expenses
Applebee’s	3.8	1.0	(2.8)
IHOP	48.2	44.8	(3.4)
Total franchise expenses	52.0	45.8	(6.2)
Franchise Segment Profit
Applebee’s	76.6	74.7	1.9
IHOP	60.1	56.9	3.2
Total franchise segment profit	$136.7	$131.6	$5.1

Consolidated franchise revenues grew by $11.3 million for the six months ended June 30, 2009 compared to the same period of the prior year.

The increase in Applebee’s franchise revenue was primarily attributable to (a) revenue from temporary liquor license agreements related to Applebee’s company-operated restaurants in the Texas market which were franchised in October 2008; and (b) an increase in Applebee’s effective franchise restaurants of 116 units due to the franchising of 108 company-operated restaurants since the second quarter of 2008 and new openings during 2008; partially offset by (c) a 3.5% decline in same-store sales for Applebee’s domestic franchise restaurants and (d) a decrease in franchise fees from reduced restaurant openings.

The increase in IHOP franchise revenue was primarily attributable to (a) an increase of 0.7% in same-store sales for IHOP domestic franchise restaurants compared to the first six months of 2008, primarily due to a higher average guest check partially offset by a decrease in guest traffic; (b) an increase in IHOP effective franchise restaurants of 50 units due to new openings since June 30, 2008; and (c) an increase in revenues from pancake mix and advertising.

Consolidated franchise operations profit, which is franchise revenues less franchise expenses, increased by $5.1 million. The increase in Applebee’s franchise expenses is primarily due to costs associated with the revenue from the temporary liquor license agreements that result in a relatively small profit margin. The increase in IHOP franchise expenses is due to the costs of sales associated with the increased revenues from pancake mix sales and advertising, in addition to an increase of $0.9 million in bad debt expense due in part to bad debt recovery in 2008 that did not recur.

Company Restaurant Operations

			Favorable
	Six Months Ended June 30,		(Unfavorable)
	2009	2008	Variance
	(In millions)
Company restaurant sales	$461.8	$608.4	$(146.6)
Company restaurant expenses	394.0	536.3	142.3
Company restaurant segment profit	$67.8	$72.1	$(4.3)

As of June 30, 2009 the substantial majority of Company restaurant operations are comprised of Applebee’s 401 company-operated restaurants as compared to 11 company-operated IHOP restaurants. The impact of the IHOP restaurants on all comparisons of the six months ended June 30, 2009 with the same period of 2008 was negligible.

Company restaurant sales declined primarily due to a $147.0 million decline in Applebee’s sales. Applebee’s company restaurant sales declined $127.4 million due to the franchising of 108 restaurants since the second quarter of 2008. Restaurant sales also declined due to a 4.0% decrease in same-store sales driven mainly by a decline in guest traffic partially offset by a higher average guest check as the result of a 3.1% increase in effective pricing. The Company believes that the decrease experienced in comparable guest traffic is reflective of the current adverse economic conditions impacting customers.

Company restaurant expenses declined primarily due to a $142.9 million decline in Applebee’s expenses. Applebee’s company restaurant expenses declined $111.8 million due to the franchising of 108 restaurants since the second quarter of 2008. Applebee’s company restaurant operating profit for the six months ended June 30, 2009 declined $4.1 million as the unfavorable effect of franchising was partially offset by  margin improvements of 3.0%, as shown below.

			Favorable
	Six Months Ended June 30,		(Unfavorable)
	2009	2008	Variance
Food and beverage	26.1%	26.8%	0.7%
Labor	33.5%	35.2%	1.7%
Direct and occupancy	25.3%	25.9%	0.6%
Total Cost of Company Restaurant Sales (a)	84.8%	87.8%	3.0%

(a) Percentages may not add due to rounding.

Total food and beverage costs as a percentage of company restaurant sales decreased by 0.7% due primarily to the impact of menu price increases and food cost improvement initiatives partially offset by slightly higher commodity costs.

Total labor costs as a percentage of company restaurant sales decreased by 1.7%. Labor expenses improved primarily due to the reduction in management incentive expense due to nonrecurring retention costs in 2008 and lower incentive compensation in 2009, more effective utilization of management and hourly staff, effective hourly wage rate management and favorable group insurance costs.

Direct and occupancy costs decreased as a percentage of company restaurant sales by 0.6% due primarily to the timing of local advertising expenses, lower natural gas rates and favorable straight-line rent adjustments due to 2008 purchase price allocation adjustments offset by unfavorable license expenses and insurance costs due to lower sales volumes.

The operating margin of 15.2% for the six months ended June 30, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The revenue component of the margin calculation is subject to seasonality for two primary reasons: gift card redemptions are historically at their highest level in the first quarter of any year and there are more holidays that dampen revenue in the second half of the year. As a result, margins in the first half of our fiscal year are typically higher than in the second half. Additionally, we expect advertising expenses will increase due to the timing of promotions during the rest of 2009. We expect the company restaurant operating margin for the year ended December 31, 2009 will range between 13.5% and 14.5%.

Rental Operations

			Favorable
	Six Months Ended June 30,		(Unfavorable)
	2009	2008	Variance
	(In millions)
Rental revenues	$66.2	$65.5	$0.7
Rental expenses	48.8	49.3	0.5
Rental operations segment profit	$17.4	$16.2	$1.2

Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases, interest income from direct financing leases and sales of reacquired franchises and equipment. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

Rental operations revenues increased by $0.7 million.  The increase was primarily due to the increase in IHOP franchise retail sales on which rents are based. Rental operations profit increased by $1.2 million due to the revenue increase and a slight decline in depreciation and interest expense.

Financing Operations

			Favorable
	Six Months Ended June 30,		(Unfavorable)
	2009	2008	Variance
	(In millions)
Financing revenues	$8.4	$15.6	$(7.2)
Financing expenses	0.3	5.9	5.6
Financing operations segment profit	$8.1	$9.7	$(1.6)

All of our financing operations relate to IHOP restaurants. Financing revenues and expenses decreased by $7.2 million and $5.6 million, respectively.  Franchise and equipment note interest revenue declined $0.9 million due to the ongoing reduction in note balances. In addition, there was minimal revenue or expense related to sales of one restaurant during the first six months of 2009 as compared with revenues and expenses of $6.3 million and $5.2 million, respectively, in the first six months of 2008 related to the sale of nine restaurants.

General and Administrative Expenses

General and administrative expenses decreased by $15.7 million. Expense savings related to franchising of Applebee’s company-operated restaurants, integration of Applebee’s and IHOP administrative functions, cost reduction initiatives implemented in 2009 and lower stock-based compensation expense. Additionally, transition-related costs recorded 2008 did not recur. These favorable items were offset by $3.0 million of development incentive credits related to the Applebee’s support center received in 2008 that also did not recur.

Interest Expense

Interest expense decreased by $7.8 million. The decrease was primarily due to the retirement of long-term debt over the past 12 months. Average long-term obligations (long-term debt, capital lease obligations and financing obligations) declined to $2.30 billion for the six months ended June 30, 2009 from $2.45 billion during the six months ended June 30, 2008. Additionally, the weighted average interest rate on variable debt declined to approximately 3.1% for the six months ended June 30, 2009 from approximately 6.1% for the six months ended June 30, 2008.

Impairment and Closure Charges

Impairment and closure charges were $2.0 million for the six-month period ended June 30, 2009, comprised of net impairment charges of $1.9 million and closure charges of $0.1 million. The charges related primarily to leasehold improvements and related assets of one IHOP restaurant closed during the period and an additional write-down to the estimated sales value, based on a current letter of intent, of one Applebee’s restaurant that had been closed in a prior period and was included in assets held for sale.

Impairment and closure charges were $41.4 million for the three-month period ended June 30, 2008, comprised of impairment charges of $41.2 million and closure charges of $0.2 million. In June 2008, the Company entered into sale-leaseback transactions on 181 parcels of real estate comprising land, buildings and improvements. The net book value of the real estate exceeded the proceeds received by the amount of the recorded charge for impairment. All of the parcels involved in the transactions had been acquired in the November 29, 2007 acquisition of Applebee’s and their estimated fair value was assigned as part of the purchase price allocation as of that date. The Company evaluated events subsequent to November 29, 2007 and noted a deterioration in both the domestic real estate and credit markets between the date of the purchase price allocation and the June 2008 date of the sale-leaseback transactions. In the absence of objective evidence to the contrary, the Company concluded that the estimated fair value of the real estate determined in purchase price allocation was reasonable and the decline in value related primarily to market events subsequent to the acquisition date value necessitating an impairment charge as opposed to an adjustment to the allocated purchase price.

Gain on Extinguishment of Debt

During the six months ended June 30, 2009, the Company retired Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037 with a face amount of $94.0 million and Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037 with a face amount of $35.2 million for cash payments totaling $85.4 million. The Company recognized a gain on extinguishment of debt of $38.8 million after the write-off of the discount and deferred financing costs related to the debt retired.

Gain on Disposition of Assets

The Company recognized a gain on disposition of assets of $5.1 million for the six months ended June 30, 2009, primarily related to the franchising of five Applebee’s restaurants in the New Mexico market completed in February 2009.

Other Income and Expense

Other expense was $0.1 million for the six-month period ended June 30, 2009 compared to other income of $1.7 million for the same period of the prior year. The primary reason for the decrease is lower interest rates on lower balances of escrowed funds and certain restricted cash accounts.

Provision for Income Taxes

The effective tax rate for the provision recognized was 31.4% for the six months ended June 30, 2009. The effective tax rate is lower than the federal statutory rate of 35% primarily due to tax credits, partially offset by state income taxes. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

Liquidity and Capital Resources

Certain of our subsidiaries incurred approximately $2.3 billion of indebtedness in connection with our acquisition of Applebee’s in November 2007. We have reduced the securitized indebtedness by approximately $525 million as of June 30, 2009. A significant portion of that reduction was made with proceeds from sale-leaseback transactions that resulted in indebtedness reported as Financing Obligations in the Consolidated Balance Sheets, which balance (short and long term) was approximately $325 million as of June 30, 2009. The Company has retired approximately $190 million of the securitized indebtedness as a result of dedicating a portion of excess cash flow towards opportunistic debt retirement, proceeds generated from the sale of company-operated Applebee's restaurants, and scheduled payments on the Company's subordinated notes, with approximately $130 million of the retirement taking place in 2009. However, the remaining indebtedness continues to have a significant impact on the liquidity and capital resources of the Company. We expect to pay approximately $145 million to $155 million of interest in cash for the year ended December 31, 2009, in addition to dividends of $19.3 million on Series A Preferred Stock that was also issued in connection with the acquisition. This indebtedness limits our ability to obtain additional financing, due to explicit limitations in the Indenture under which the indebtedness was issued.

As described in Note 10 of Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the Fixed Rate Notes issued as part of the Applebee’s securitization transaction have a legal maturity of December 2037; however, the Indenture under which the Notes were issued includes provisions which may require the early repayment, in whole or in part, of the Notes which, if not met, would require the Company to use all or part of the excess cash flow that would otherwise be available for general business purposes to fund a reserve account for the Notes or to begin to pay down the Notes. The accelerated payment date for the Applebee’s Class A-2-II-A Fixed Rate Term Senior Notes, Class A-2-II-X Fixed Rate Term Senior Notes and Class M-1 Fixed Rate Term Subordinated Notes is December 2012. As of June 30, 2009, there was no early repayment date for the Notes triggered.

Debt Covenant Compliance

As part of the financing for the Applebee’s acquisition, certain subsidiaries of the Company completed two separate securitized debt offerings. These transactions consisted of an issuance of debt collateralized by Applebee’s restaurant assets (the “Applebee’s Notes”) and a separate issuance of debt collateralized by IHOP restaurant assets (the “IHOP Notes”). Previously, IHOP completed a $200 million securitized debt offering in March 2007, which is subject to the same debt covenants as IHOP’s November 2007 securitization. This securitized debt is subject to a series of covenants and restrictions which are customary for transactions of this type. As of June 30, 2009, approximately $1.8 billion of securitized debt is subject to these covenants and restrictions.

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

	Applebee’s Notes		IHOP Notes
Through November 2009	7.75	x	7.5	x
Thereafter	7.25	x	7.0	x

Failure to remain under these maximums could result in required early amortization of outstanding principal amounts of the Applebee’s Notes or IHOP Notes. At June 30, 2009, the Company’s consolidated leverage ratio was 5.95x. If the EBITDA component of the calculation had been 25.6% lower, the Company would have exceeded the maximum ratio allowed for the IHOP notes. The Company’s consolidated leverage ratio was 6.8x at December 31, 2008.

The formulas for calculating the debt service coverage ratios (“DSCR”) for each securitization are fairly complex with numerous defined terms. In concept, DSCR is the ratio of restaurant net cash flow (as defined) divided by total debt service payments, which include, among other things, interest payments, insurance premiums and administrative expenses. The minimum DSCR for the preceding three months is 1.85x. The consequences of falling below specified minimum three-month DSCRs vary depending upon the actual ratio achieved. Three-month DSCRs below 1.85x can trigger a Cash Trapping Event, a Rapid Amortization Event, or default as outlined in the table below. In a Cash Trapping Event the indenture trustee for the affected securitization is required to retain a certain percentage of cash flow (after all required payments have been made) in a restricted account. No principal amounts of debt are retired in a Cash Trapping Event. In a Rapid Amortization Event all excess cash flow (after all required payments have been made) is retained and used to retire principal amounts of debt. These events are triggered as follows:

	Applebee’s Notes	IHOP Notes
Cash Trapping Event	Less than 1.85x: 25% of cash flow	Less than 1.85x: 40% of cash flow
Cash Trapping Event	Less than 1.75x: 50% of cash flow	Less than 1.65x: 80% of cash flow
Rapid Amortization Event	Less than 1.5x	Less than 1.5x
Default Event	Less than 1.2x	Less than 1.25x

There are also provisions for a one-time cure of either a Cash Trapping Event or a Rapid Amortization Event if the DSCR recovers to certain levels for three consecutive payment dates. A Rapid Amortization Event can also be triggered in other defined circumstances unrelated to the DSCR, including Applebee’s failure to maintain a minimum level of system-wide sales. At June 30, 2009, the Applebee’s three-month DSCR was 2.9x and the IHOP three-month DSCR was 3.4x. If the restaurant cash flow components of the calculation had been 36.0% and 45.8% lower for purposes of the Applebee’s and IHOP calculations, respectively, the Company would have fallen below the 1.85x minimum threshold. At December 31, 2008, the Applebee’s three-month DSCR was 2.0x and the IHOP three-month DSCR was 3.0x.

A second covenant test based on DSCR becomes effective under the Applebee’s Notes beginning with the fiscal quarter commencing January 2010 and ending with the fiscal quarter commencing October 2012. This test is based on the same DSCR calculation described above but covering the preceding 12-month period as opposed to the preceding three-month period. A 12-month DSCR below the time-period specific minimum set forth below can trigger a Partial Amortization Event.  In a Partial Amortization Event, the indenture trustee for the Applebee’s securitization is required to retain an amount equal to the lesser of (i) the sum of $5,583,000 plus the shortfall, if any, in the retained amount from a preceding period under a Partial Amortization Event and (ii) the outstanding principal amount of the Applebee’s Notes plus the shortfall, if any, from a preceding period under a Partial Amortization Event. All retained amounts are used to retire principal amounts of debt in order of seniority. The minimum 12-month DSCR is 2.20x and increases by 5 basis points each quarter, as follows:

Fiscal Quarter Commencing in:	Minimum Twelve- Month DCSR
January 2010	2.20	x
April 2010	2.25	x
July 2010	2.30	x
October 2010	2.35	x
January 2011	2.40	x
April 2011	2.45	x
July 2011	2.50	x
October 2011	2.55	x
January 2012	2.60	x
April 2012	2.65	x
July 2012	2.70	x
October 2012	2.75	x

The test of Applebee’s 12-month DSCR set forth above is not required until the payment date occurring in January 2010 and will end with the payment date occurring in December 2012. If this test was currently required, the Applebee’s 12-month DSCR as of June 30, 2009 was 2.78x.

Franchising of Applebee’s Company-Operated Restaurants

Another impact of the Applebee’s acquisition on our liquidity is the planned monetization of certain Applebee’s assets. We are currently pursuing a strategy which contemplates transitioning from our current 80% franchised Applebee’s system to an approximately 98% franchised Applebee’s system, similar to IHOP’s 99% franchised system. In order to accomplish this strategy, we plan to franchise substantially all of the company-operated Applebee’s restaurants while retaining one company market in the Kansas City area. This heavily franchised business model is expected to require less capital investment and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the franchising of the restaurants. If our strategy to transition to a 98% franchised system is delayed or suspended, or sales proceeds from franchising restaurants are less than anticipated, we believe that the company-operated Applebee’s restaurants will continue to generate sufficient cash from operations to meet our obligations, such that we will not be compelled to franchise Applebee’s company-operated restaurants at prices lower than we deem appropriate. Under the terms of the securitized debt agreements, all of the cash proceeds of asset dispositions must be used to retire long-term debt on a pro-rata basis.

There were no company-operated Applebee’s restaurants franchised during the three months ended June 30, 2009. For the six months ended June 30, 2009, proceeds from all asset sales, including five Applebee’s company-operated restaurants in the New Mexico market franchised during the first fiscal quarter of 2009, were $11.3 million. In July 2009, the sale of the remaining two restaurants in the New Mexico market closed with proceeds received of approximately $5.0 million.

Credit Facilities

Applebee’s has a $100 million revolving credit facility, the Series 2007-1 Class A-1 Variable Funding Senior Notes (the “Applebee’s VFN”). IHOP has a $25 million revolving credit facility, the Series 2007-2 Variable Funding Note, committed to by Calyon Americas (the “IHOP VFN”). During the second quarter of 2009, the Company borrowed $10 million under the IHOP VFN. At June 30, 2009, both revolving credit facilities have been fully utilized.

As disclosed in our Form 10-Q for the period ending September 30, 2008, the Company borrowed $35 million under the Applebee’s VFN because of uncertainty as to our ability to continue to access the funds that was created by the September 2008 bankruptcy filing of Lehman Brothers Holdings Inc., the committed lender under the Applebee’s VFN. This brought our total borrowings to the maximum of $100 million, which amount was outstanding at June 30, 2009. The $35 million has been used to purchase money market funds that are invested in U.S. government securities. The money market funds are considered cash equivalents. While there are no formal restrictions on the use of these funds, the Company’s present intent is to hold them in reserve, effectively serving as an additional source of liquidity should the need arise, in lieu of seeking additional credit facilities.

The payments on the variable funding notes and certain of the term notes issued in connection with the Applebee’s acquisition are insured under a financial guaranty insurance policy. If the insurance company were to become subject to insolvency or similar proceedings, an event of default would occur under the indenture pursuant to which the notes were issued, and the holders of the variable funding notes would no longer be required to fund draws on the facility. We have no reason to question the solvency of the insurance company that insures these payments, and its senior unsecured debt obligations are highly rated at the current time.

Our ability to pay the interest on our indebtedness, to make scheduled payments of principal and to fund planned capital expenditures will depend on future performance of our operations, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, we presently anticipate that our cash and cash equivalents, which totalled $80.4 million as of June 30, 2009, together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, retirement of securitized debt, capital expenditures and other obligations for at least the next 12 months. Further, based on current projections we believe that we will remain in compliance with the debt covenants discussed above for at least the next 12 months. However, if we are not able to achieve forecasted revenue targets and operating improvements, this assessment would have to be reconsidered. Additionally, certain Applebee’s Notes have accelerated payment dates of December 2012, and we will likely seek to refinance this debt if it has not been repaid prior to then. We may not be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

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

Prior to the expiration of such extension periods, we may seek to renegotiate the terms applicable to the repayment of principal under the relevant securitization program, raise capital or otherwise explore alternative measures to repay the securitization debt.  In the event that we are unable to refinance the Applebee’s or the IHOP securitization debt upon the expiration of the relevant extension period, a Rapid Amortization Event will occur under the applicable securitization program and funds will be deposited in the principal payment account for that program and used to repay principal of the applicable securitization debt.

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

Cash provided by operating activities increased to $61.5 million during the six months ended June 30, 2009 from $56.8 million in the same period in 2008, primarily due to an increase in net income of $67.5 million, partially offset by a decrease of $45.8 million in noncash adjustments (such as depreciation, impairment charges, gain on debt extinguishment and deferred taxes). The increase was primarily due to reductions in interest and general and administrative expenses.  Additionally, changes in working capital used cash of $20.6 million in the six months ended June 30, 2009 compared to a $3.6 million use of working capital in 2008.  The increase was due primarily to the timing of payments for advertising and retention bonuses. Another factor that impacts cash used or provided by working capital is the sale of gift cards. The revenue from gift cards is recognized as the card is redeemed, but cash, in most cases, has been received at the time of purchase, or shortly thereafter. In any given period, the timing of sales and redemptions of gift cards can either generate or use working capital.

Investing Activities

Net cash provided by investing activities of $15.5 million during the six months ended June 30, 2009 was primarily attributable to $11.3 million in proceeds from sales of property and equipment primarily related to the sale of five Applebee’s company-operated restaurants and $8.2 million in principal receipts from notes and equipment contracts receivable, partially offset by $5.9 million in capital expenditures. The Company currently estimates that capital expenditures for fiscal 2009 will range from $13 million to $16 million. As discussed in Note 18 of Notes to Consolidated Financial Statements, in July 2009 the Company received proceeds of approximately $5 million from the sale of two Applebee’s company-operated restaurants. The Company does not presently anticipate a significant amount of proceeds from additional sales of assets during the remainder of fiscal 2009.

Financing Activities

Financing activities used net cash of $111.0 million during the six months ended June 30, 2009. Cash used in financing activities primarily consisted of $101.7 million in repayments of long-term debt, payment of accrued debt issuance costs of $20.0 million, capital lease obligation and financing obligation repayments of $7.0 million and $9.5 million in dividend payments on Series A Preferred Stock. Of the long-term debt repayments, approximately $85.4 million was the early retirement of securitzation debt with excess cash, $7.5 million was scheduled repayments and $8.8 million related to redemptions with proceeds of asset dispositions and other items as required under the securitization agreements. Cash provided by financing activities comprised a decrease of $17.3 million in restricted cash related to the securitizations and a borrowing of $10.0 million from a revolving credit facility.

Dividends

We have accrued $4.75 million as dividends for the Series A Perpetual Preferred Stock as of June 30, 2009, included in other accrued expenses in the Consolidated Balance Sheet. The dividends were paid June 30, 2009, the second day of our fiscal third quarter. The accreted value of the Series B Convertible Preferred Stock increased by $1.1 million during the six months ended June 30, 2009.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill has been allocated to three reporting units, the IHOP franchised restaurants unit (“IHOP unit”), Applebee’s company-operated restaurants unit (“Applebee’s company unit”) and Applebee’s franchised restaurants unit (“Applebee’s franchise unit”). The significant majority of the Company’s goodwill resulted from the November 29, 2007 acquisition of Applebee’s and has been allocated between the two Applebee’s units. The Company tests goodwill and other indefinite life intangible assets for impairment on an annual basis in the fourth quarter. The impairment test of goodwill of the two Applebee’s units was performed as of October 31, 2008. The impairment test of the goodwill of the IHOP unit was performed as of December 31, 2008, the date as of which the analysis has been performed in prior years. In addition to the annual test of impairment, goodwill must be evaluated more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company’s common stock. The Company has evaluated the events and circumstances that took place during the six months ended June 30, 2009 and noted, among other things, that the same-store sales performance of IHOP and Applebee’s restaurants is within the range of expectations for 2009 and that the Company’s stock price has increased significantly since December 31, 2008. The Company took impairment writedowns on two properties in the second quarter of 2009. One property was a closed Applebee’s facility held for sale. These impairments were evaluated and neither was considered a potential indicator of impairment of goodwill or other intangible assets. The Company noted no other indicators of impairment. Based on the evaluation, the Company has concluded that an interim test of goodwill for impairment is not required as of June 30, 2009.

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

Under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or to reverse previously recorded tax liabilities.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The Company adopted the new disclosure requirements on January 1, 2009. As SFAS 161 does not change current accounting practice, there was no impact of the adoption to the Company’s results of operations and financial condition..

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

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in SFAS No. 128, Earnings per Share. The Company retroactively adopted FSP EITF 03-

6-1 on January 1, 2009. The impact of the adoption on earnings per share as previously reported for the three- and six-month periods ended June 30, 2008 was not material.

In April 2009, the FASB issued FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1, to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments, respectively. The FSPs will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these FSPs effective April 1, 2009. There was no impact of the adoption on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 effective April 1, 2009. There was no impact of the adoption on the Company’s consolidated financial statements.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets; limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset; and removes the concept of a qualifying special-purpose entity. The Company will be required to adopt SFAS 166 effective January 1, 2010, and is currently evaluating the potential impact, if any, of SFAS 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends existing U.S. GAAP with respect to the consolidation of variable interest entities (“VIEs”). Among other things, SFAS 167 (i) amends existing guidance for determining whether an entity is a VIE; (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and (iii) requires enhanced disclosures about an entity’s involvement in a VIE. The Company will be required to adopt SFAS 167 effective January 1, 2010, and is currently evaluating the potential impact, if any, of SFAS 167 on its consolidated financial statements.

In June 2009 the FASB issued statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This statement replaces Statement No.162 and establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  This statement becomes effective for the Company for the third fiscal quarter of 2009.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

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

In cases of this type, conditional certification of the plaintiff class is granted under a lenient standard.  On January 15, 2009, the Company filed a motion seeking to have the class de-certified and the plaintiffs filed a motion for summary judgment, both of which are pending before the court.  The Company believes it has strong defenses supporting the de-certification of the class, as well as strong defenses to the substantive claims asserted, and intends to vigorously defend this case.  Trial is currently set for September 8, 2009, in Jefferson City, Missouri. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Item 1A.  Risk Factors.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) - (c) Not applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders (the “Meeting”) was held on May 12, 2009. Stockholders voted in person or by proxy for the following purposes:

(i)     Stockholders voted to elect the following directors, by the votes indicated:

	Votes For	Votes Against or Withheld
H. Fredrick Christie	16,115,089	173,991
Richard J. Dahl	16,194,652	94,428
Patrick W. Rose	15,819,959	469,121

The following directors continued in office after the Meeting: Frank Edelstein, Gilbert T. Ray, Caroline Nahas, Howard Berk, Michael S. Gordon, Larry Alan Kay and Julia A. Stewart.

(ii)   Stockholders voted to approve and ratify the appointment of Ernst & Young LLP, as the Company’s independent registered public accounting firm for the year ending December 31, 2009. 16,266,453 shares were voted in favor of this proposal, 18,137 shares were voted against, there were 4,356 abstentions, and 134 broker non-votes.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 3.1 to DineEquity, Inc.’s Form 8-K filed June 2, 2008 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to DineEquity, Inc.’s Form 8-K filed June 2, 2008 is incorporated herein by reference).
10.1	Employment Agreement between DineEquity, Inc. and Jean Birch dated June 22, 2009.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DineEquity, Inc. (Registrant)

July 30, 2009	BY:	/s/ JULIA A. STEWART
(Date)		Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

July 30, 2009		/s/ JOHN F. TIERNEY
(Date)		John F. Tierney Chief Financial Officer (Principal Financial Officer)

July 30, 2009		/s/ GREGGORY KALVIN
(Date)		Greggory Kalvin Vice President, Corporate Controller (Principal Accounting Officer)