Form 10-Q
period 2009-09-30
DineEquity, Inc
filed 2009-10-28
CIK 49754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2009
Common Stock, $.01 par value	17,580,574

DINEEQUITY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,075	$114,443
Restricted cash	75,382	83,355
Short-term investments, at market value	280	276
Receivables, net	77,282	117,930
Inventories	12,086	10,959
Prepaid income taxes	—	15,734
Prepaid expenses	15,853	17,067
Deferred income taxes	24,526	27,504
Assets held for sale	7,314	11,861
Total current assets	317,798	399,129
Non-current restricted cash	50,683	53,395
Restricted assets related to captive insurance subsidiary	4,601	5,573
Long-term receivables	263,747	277,106
Property and equipment, net	784,911	824,482
Goodwill	697,470	697,470
Other intangible assets, net	946,503	956,036
Other assets, net	136,529	148,026
Total assets	$3,202,242	$3,361,217
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$22,650	$15,000
Accounts payable	38,336	48,983
Accrued employee compensation and benefits	29,436	44,299
Deferred revenue	44,779	95,532
Accrued financing costs	—	20,071
Other accrued expenses	61,099	55,249
Accrued interest payable	3,393	3,580
Total current liabilities	199,693	282,714
Long-term debt, less current maturities	1,711,273	1,853,367
Financing obligations, less current maturities	312,592	318,651
Capital lease obligations, less current maturities	155,471	161,310
Deferred income taxes	402,385	395,448
Other liabilities	118,480	119,910
Total liabilities	2,899,894	3,131,400
Commitments and contingencies
Preferred stock, Series A, $1 par value, 220,000 shares authorized; 190,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008	187,050	187,050
Stockholders’ equity:
Convertible preferred stock, Series B, at accreted value, 10,000,000 shares authorized; 35,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	39,038	37,332
Common stock, $.01 par value, 40,000,000 shares authorized; September 30, 2009: 23,797,375 shares issued and 17,581,809 shares outstanding; December 31, 2008: 23,696,950 shares issued and 17,466,355 shares outstanding	238	237
Additional paid-in-capital	169,486	165,315
Retained earnings	205,314	145,810
Accumulated other comprehensive loss	(23,028)	(29,408)
Treasury stock, at cost (September 30, 2009: 6,215,566 shares; December 31, 2008: 6,230,595 shares)	(275,750)	(276,519)
Total stockholders’ equity	115,298	42,767
Total liabilities and stockholders’ equity	$3,202,242	$3,361,217

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Franchise revenues	$90,198	$87,429	$278,922	$264,784
Company restaurant sales	206,357	265,919	668,149	874,337
Rental revenues	32,929	32,962	99,182	98,495
Financing revenues	4,067	4,871	12,504	20,487
Total revenues	333,551	391,181	1,058,757	1,258,103
Costs and Expenses
Franchise expenses	25,377	24,255	77,411	70,016
Company restaurant expenses	179,306	236,389	573,343	772,706
Rental expenses	24,264	24,488	73,081	73,758
Financing expenses	14	326	360	6,213
General and administrative expenses	35,897	41,788	117,015	138,622
Interest expense	45,231	50,490	139,611	152,698
Impairment and closure charges	4,471	28,466	6,472	69,898
Amortization of intangible assets	3,019	3,077	9,056	9,056
Gain on extinguishment of debt	—	(2,434)	(38,803)	(2,434)
Gain on disposition of assets	(2,111)	(274)	(7,253)	(432)
Other expense (income), net	888	(429)	1,017	(2,153)
Total costs and expenses	316,356	406,142	951,310	1,287,948
Income (loss) before income taxes	17,195	(14,961)	107,447	(29,845)
(Provision) benefit for income taxes	(3,690)	3,157	(31,987)	12,510
Net income (loss)	$13,505	$(11,804)	$75,460	$(17,335)
Net income (loss)	$13,505	$(11,804)	$75,460	$(17,335)
Less: Series A preferred stock dividends	(4,750)	(4,750)	(14,250)	(14,250)
Less: Accretion of Series B preferred stock	(577)	(544)	(1,706)	(1,600)
Less: Net (income) loss allocated to unvested participating restricted stock	(301)	687	(2,211)	1,191
Net income (loss) available to common stockholders	$7,877	$(16,411)	$57,293	$(31,994)
Net income (loss) available to common stockholders per share
Basic	$0.46	$(0.98)	$3.39	$(1.91)
Diluted	$0.46	$(0.98)	$3.34	$(1.91)
Weighted average shares outstanding
Basic	16,942	16,786	16,904	16,752
Diluted	16,942	16,786	17,717	16,752
Dividends declared per common share	$—	$0.25	$—	$0.75
Dividends paid per common share	$—	$0.25	$—	$0.75

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$75,460	$(17,335)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities
Depreciation and amortization	48,406	53,532
Non-cash interest expense	29,338	28,947
Gain on extinguishment of debt	(38,803)	(2,434)
Impairment and closure charges	6,472	69,898
Deferred income taxes	5,723	(48,585)
Stock-based compensation expense	7,367	10,237
Tax benefit from stock-based compensation	472	1,463
Excess tax benefit from stock options exercised	(48)	(315)
Gain on disposition of assets	(7,253)	(432)
Other	(5,628)	97
Changes in operating assets and liabilities
Receivables	39,704	35,858
Inventories	(1,323)	149
Prepaid expenses	5,950	9,552
Accounts payable	(9,194)	(36,768)
Accrued employee compensation and benefits	(14,863)	(4,748)
Deferred revenues	(50,753)	(37,202)
Other accrued expenses	11,901	(638)
Cash flows provided by operating activities	102,928	61,276
Cash flows from investing activities
Additions to property and equipment	(9,513)	(26,951)
Reductions (additions) to long-term receivables	1,937	(555)
Payment of accrued acquisition costs	—	(10,247)
Collateral released by captive insurance subsidiary	1,011	4,042
Proceeds from sale of property and equipment and assets held for sale	16,132	40,158
Principal receipts from notes and equipment contracts receivable	11,419	12,359
Other	(89)	(380)
Cash flows provided by investing activities	20,897	18,426
Cash flows from financing activities
Proceeds from issuance of long-term debt	10,000	35,000
Proceeds from financing obligations	—	369,991
Repayment of long-term debt	(108,463)	(381,236)
Principal payments on capital lease and financing obligations	(10,722)	(6,528)
Dividends paid	(14,250)	(24,243)
Payment of preferred stock issuance costs	—	(1,500)
Repurchase of restricted stock	(426)	(458)
Reissuance of treasury stock	—	1,135
Proceeds from stock options exercised	324	989
Excess tax benefit from stock options exercised	48	315
Payment of accrued debt issuance costs	(20,257)	(48,403)
Payment of early debt extinguishment costs	(123)	—
Restricted cash related to securitization	10,676	48,542
Cash flows used in financing activities	(133,193)	(6,396)
Net change in cash and cash equivalents	(9,368)	73,306
Cash and cash equivalents at beginning of year	114,443	26,838
Cash and cash equivalents at end of period	$105,075	$100,144
Supplemental disclosures
Interest paid	$124,493	$149,131
Income taxes paid	$15,716	$33,411

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters are reported as ending on March 31, June 30, September 30 and December 31. The first three fiscal quarters of 2009 ended March 29,  June 28 and September 27, while the first three fiscal quarters of 2008 ended March 30, June 29 and September 28.

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, long-lived assets, goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Subsequent events have been evaluated through October 27, 2009, the date the financial statements are considered issued.

Reclassifications

Certain reclassifications have been made to prior year information to conform to the current year presentation. The most significant reclassification relates to certain operations acquired with Applebee’s International, Inc. (“Applebee’s”), a wholly-owned subsidiary of the Company, that were previously reported as discontinued operations. The amounts of $93,000 and $295,000, respectively, for the three-month and nine-month periods ended September 30, 2008, that were previously reported as losses from discontinued operations have been reclassified as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(In thousands)
Reclassified to:
Total revenues	$—	$—
Company restaurant expenses	33	81
Loss on disposition of assets	—	8
Impairment and closure charges	121	398
Income (loss) before income taxes	(154)	(487)
Benefit for income taxes	61	192
Reclassified from loss on discontinued operations	(93)	(295)
Net income (loss)	$—	$—

These reclassifications had no effect on the net income or financial position previously reported.

3. Accounting Policies

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) amended U.S. GAAP with respect to fair value measurements. These amendments, among other things, defined “fair value,” established a framework for measuring fair value and expanded disclosures about fair value measurements. In February 2008, the FASB delayed for one year the applicability of the amended fair-value measurement requirements to certain nonfinancial assets and liabilities. The Company adopted the requirements that had been deferred on January 1, 2009. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB amended U.S. GAAP with respect to business combinations.  These amendments, among other things, established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. These amendments also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The amendments are effective for fiscal years beginning after December 15, 2008. The Company adopted the amended requirements for business combinations on January 1, 2009 and will apply the requirements prospectively.

In March 2008, the FASB amended U.S. GAAP with respect to derivative instruments and hedging activities. These amendments, among other things, require companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company adopted the new disclosure requirements on January 1, 2009. As the amendments did not change current accounting practice, there was no impact of the adoption on the Company’s results of operations and financial condition.

In April 2008, the FASB amended U.S. GAAP with respect to the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the amendments is to improve the consistency between the useful life of a recognized intangible asset under previously existing U.S. GAAP related to goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under U.S. GAAP with respect to business combinations. The Company adopted the amended requirements on January 1, 2009, and will apply the provisions prospectively to any intangible assets acquired after the effective date.

In June 2008, the FASB amended U.S. GAAP with respect to determining if an instrument granted in a share-based payment transaction is a participating security. These amendments, among other things, require unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. The Company retroactively adopted these amendments on January 1, 2009. The impact of the adoption on earnings per share as previously reported for the three- and nine-month periods ended September 30, 2008 was not material.

In April 2009, the FASB amended U.S. GAAP to address concerns regarding (a) determining whether a market is not active and a transaction is not orderly, (b) recognition and presentation of other-than-temporary impairments and (c) interim disclosures of fair values of financial instruments. The Company adopted these amendments effective April 1, 2009. There was no impact of the adoption on the Company’s consolidated financial statements.

In May 2009, the FASB amended U.S. GAAP with respect to subsequent events. These amendments, among other things, established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted these amendments effective April 1, 2009. There was no impact of the adoption on the Company’s consolidated financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification became effective for the Company in the third fiscal quarter of 2009.  Adoption of the Codification did not have a material effect on the Company’s financial statements.

3. Accounting Policies, continued

New Accounting Pronouncements

In June 2009, the FASB amended U.S. GAAP with respect to the accounting for transfers of financial assets. These amendments, among other things, clarified that the objective of U.S. GAAP is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets; limited the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset; and removed the concept of a qualifying special-purpose entity. The Company will be required to adopt these amendments effective January 1, 2010, and is currently evaluating the potential impact, if any, on its consolidated financial statements.

In June 2009, the FASB amended U.S. GAAP with respect to the consolidation of variable interest entities (“VIEs”). These amendments, among other things, (i) change existing guidance for determining whether an entity is a VIE; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and (iii) require enhanced disclosures about an entity’s involvement in a VIE. The Company will be required to adopt these amendments effective January 1, 2010, and is currently evaluating the potential impact, if any, on its consolidated financial statements.

In August 2009, the FASB amended U.S. GAAP with respect to measuring liabilities at fair value. These amendments provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The Company will be required to adopt these amendments in the fourth quarter of fiscal year 2009 and is currently evaluating the impact of adoption on its consolidated financial statements.

4. Impairment and Closure Charges

The Company assesses long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For the nine months ended September 30, 2009, the Company recognized impairment charges of $5.9 million and closure charges of $0.6 million. The impairment charges for the three months ended September 30, 2009 totaled $3.9 million and related primarily to four parcels of real estate and one Applebee’s restaurant. The Company had fee ownership of the properties on which four Applebee’s company-operated restaurants were located. These restaurants were franchised in the fourth quarter of 2008 but the Company retained ownership of the land and continued to lease the property to the franchisee. The Company’s strategy does not contemplate retaining such properties as a lessor on a long-term basis. During the third quarter of 2009, the Company determined the properties met the requirements under U.S. GAAP to be reclassified as assets held for sale. The properties were written down to the estimated fair value that will be received upon sale, and an impairment of $2.8 million was recognized. As part of the Company’s quarterly assessment of the recoverability of long-lived assets, an impairment of $1.1 million was recognized related to one Applebee’s company-operated restaurant whose carrying value was not considered recoverable from undiscounted future cash flows.  The closure costs of $0.6 million related to changes in sublease revenue assumptions for a single Applebee’s restaurant that had been closed in 1998.

Impairment and closure charges of $2.0 million recorded in the first six months of 2009 related primarily to leasehold improvements and related assets of one IHOP restaurant closed during the period and an additional write-down to the estimated sales value, based on a current letter of intent, of one Applebee’s restaurant that had been closed in a prior period and was included in assets held for sale.  The Company has evaluated the causal factors of all impairments recorded during the nine months ended September 30, 2009 and has concluded they are not potential indicators of an impairment of goodwill or other intangible assets.

In June 2008, the Company entered into a sale-leaseback transaction relating to 181 parcels of real estate comprising land, buildings and improvements. The net book value of the real estate exceeded the proceeds received by $40.6 million. All of the parcels involved in the transactions had been acquired in the November 29, 2007 acquisition of Applebee’s and their estimated fair value was assigned as part of the purchase price allocation as of that date. The Company evaluated events subsequent to November 29, 2007 and noted a deterioration in both the domestic real estate and credit markets between the date of the purchase price allocation and the June 2008 closing date of the sale-leaseback transactions. In the absence of objective evidence to the contrary, the Company concluded that the estimated fair value of the real estate determined in the purchase price allocation had been reasonable and the decline in value related primarily to market events subsequent to the acquisition date and therefore was not to an adjustment to the allocated purchase price. Accordingly, the Company recognized an impairment loss of $40.6 million in the Consolidated Statement of Operations for the three-month and six-month periods ended June 30, 2008.

As part of the Company’s quarterly assessment of the recoverability of its long-lived assets, the Company recorded impairment charges of $28.5 million for the three-month period ended September 30, 2008. Of that amount, $26.8 million related to Applebee’s properties and primarily resulted from continuing deterioration in credit markets in general and a decline in operating

4. Impairment and Closure Charges, continued

results of Applebee’s company-operated restaurants expected to be franchised in particular geographic areas.  The remainder of the impairment related to an individual underperforming IHOP property whose estimates of future cash flows indicated the carrying value would not be recovered.

5. Assets Held for Sale

The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria, as defined in applicable U.S. GAAP. The balance of assets held for sale at December 31, 2008 of $11.9 million was primarily comprised of seven Applebee’s company-operated restaurants in New Mexico expected to be franchised, four parcels of land previously acquired and held for future development, and property and equipment from closed stores.

The sale of five of the seven restaurants in New Mexico was completed in the first fiscal quarter of 2009.  During the second fiscal quarter of 2009, the Company sold certain property and equipment associated with closed restaurants and recognized an additional impairment on a previously closed restaurant. During the third fiscal quarter of 2009, the Company sold the remaining two of seven restaurants in New Mexico and reclassified the fair value of four parcels of land as discussed in Note 4, Impairment and Closure Charges. The balance of assets held for sale at September 30, 2009 of $7.3 million was primarily comprised of four parcels of land previously acquired and held for future development, four parcels of land on which Applebee’s franchised restaurants are situated and property and equipment from one closed Applebee’s restaurant.

The following table summarizes the changes in the balance of assets held for sale during 2009:

(In millions)
Balance December 31, 2008	$11.9
Assets sold	(6.6)
Impairment charges	(1.0)
Assets reclassified to held for sale	3.0
Balance September 30, 2009	$7.3

6. Long-Term Debt

Long-term debt consists of the following components:

	September 30, 2009 (unaudited)	December 31, 2008
	(In millions)
Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.1767% (inclusive of an insurance premium of 0.75%)	$599.1	$640.6
Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.0588%	504.7	604.3
Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037, at a fixed rate of 8.4044%	107.8	119.0
Series 2007-1 Class A-1 Variable Funding Senior Notes, final maturity date December 2037, at a rate of 2.90% and 3.86% as of September 30, 2009 and December 31, 2008, respectively	100.0	100.0
Series 2007-1 Fixed Rate Notes due March 2037, at a fixed rate of 5.744% (inclusive of an insurance premium of 0.60%)	175.0	175.0
Series 2007-2 Variable Funding Notes, final maturity date March 2037, at a rate of 0.36% and 2.1% as of September 30, 2009 and December 31, 2008, respectively	25.0	15.0
Series 2007-3 Fixed Rate Term Notes due December 2037, at a fixed rate of 7.0588%	245.0	245.0
Discount on Fixed Rate Notes	(22.6)	(30.5)
Total debt	1,734.0	1,868.4
Less current maturities	(22.7)	(15.0)
Long-term debt	$1,711.3	$1,853.4

6. Long-Term Debt, continued

For a description of the respective instruments, refer to Note 10 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the nine months ended September 30, 2009, the Company retired Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037 with a face amount of $94.0 million and Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037 with a face amount of $35.2 million for cash payments totaling $85.4 million. The Company recognized a gain on extinguishment of this debt of $38.8 million after the write-off of the discount and deferred financing costs related to the debt retired.

During the nine months ended September 30, 2009, the Company received proceeds from disposition of assets and release of certain reserve funds totaling $11.8 million. As required by the terms of the Applebee’s securitization agreements, these funds were used to retire Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes and Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes at face values of $5.5 million and $6.3 million, respectively.

In January 2009, the Company began making scheduled monthly payments on the Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037. Scheduled payments totaled $11.2 million during the nine months ended September 30, 2009.

7. Financing Obligations

As of September 30, 2009, future minimum lease payments under financing obligations during the initial terms of the leases related to sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
Remainder of 2009	$7.8
2010	31.5
2011	31.9
2012	31.9
2013	32.0
Thereafter	447.3
Total minimum lease payments	582.4
Less interest	(261.2)
Total financing obligations	321.2
Less current portion(1)	(8.6)
Long-term financing obligations	$312.6

(1) Included in other accrued expenses on the consolidated balance sheet.

8. Segments

The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of September 30, 2009, the franchise operations segment consisted of (i) 1,603 restaurants operated by Applebee’s franchisees in the United States, 14 countries outside the United States and one U.S. territory and (ii) 1,422 restaurants operated by IHOP franchisees and area licensees in the United States, Canada and Mexico. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

As of September 30, 2009, the company restaurant operations segment consisted of 398 company-operated Applebee’s restaurants in the United States, one company-operated Applebee’s restaurant in China and 11 company-operated IHOP restaurants. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants.

8. Segments, continued

Financing operations revenue consists of the portion of franchise fees not allocated to intellectual property, sales of equipment and interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the costs of restaurant equipment.

Information on segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Revenues from external customers
Franchise operations	$90.2	$87.4	$278.9	$264.8
Company restaurants	206.4	265.9	668.2	874.3
Rental operations	32.9	33.0	99.2	98.5
Financing operations	4.1	4.9	12.5	20.5
Total	$333.6	$391.2	$1,058.8	$1,258.1
Interest expense
Company restaurants	$0.2	$0.2	$0.7	$0.7
Rental operations	4.9	5.0	14.8	15.2
Corporate	45.2	50.5	139.6	152.7
Total	$50.3	$55.7	$155.1	$168.6
Depreciation and amortization
Franchise operations	$2.4	$2.5	$7.4	$7.5
Company restaurants	7.2	8.5	22.1	28.7
Rental operations	2.9	3.0	8.7	9.0
Corporate	3.5	3.2	10.2	8.3
Total	$16.0	$17.2	$48.4	$53.5
Income (loss) before income taxes
Franchise operations	$64.8	$63.2	$201.5	$194.8
Company restaurants	27.1	29.5	94.8	101.6
Rental operations	8.7	8.5	26.1	24.7
Financing operations	4.1	4.6	12.2	14.3
Corporate	(87.5)	(120.8)	(227.2)	(365.2)
Total	$17.2	$(15.0)	$107.4	$(29.8)

9. Income Taxes

The Company or one of its subsidiaries files Federal income tax returns and income tax returns in various state and foreign jurisdictions. The Company is no longer subject to Federal income tax examinations for years before 2006, except for the 2004 year. With few exceptions, the Company is no longer subject to state and non-U.S. income tax examinations by tax authorities for years before 2000.

At September 30, 2009, the Company had a liability for unrecognized tax benefits including potential interest and penalties, net of related tax benefit, totaling $15.8 million, of which approximately $2.2 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

The total unrecognized tax benefit as of September 30, 2009 and December 31, 2008 was $11.0 million and $18.6 million, respectively, excluding interest, penalties and related income tax benefits. The decrease was due primarily to settlements with taxing authorities resulting in a decrease in unrecognized tax benefits related to prior year positions. The entire $11.0 million will be included in the Company’s effective income tax rate if recognized. The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $2.2 million related to settlements with taxing authorities and the lapse of the statute of limitations.

As of September 30, 2009, the accrued interest and penalties were $11.3 million and $1.6 million, respectively, excluding any related income tax benefits. As of December 31, 2008, the accrued interest and penalties were $13.7 million and $2.9 million, respectively, excluding any related income tax benefits. The decrease of $2.4 million of accrued interest is primarily related to the decrease of unrecognized tax benefits due to settlements with taxing authorities, partially offset by the accrual of interest during the nine months ended September 30, 2009. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Operations.

9. Income Taxes, continued

The Company has various state net operating loss carryovers representing $1.5 million of state taxes as of December 31, 2008. The net operating loss carryovers will expire, if unused, during the period from 2009 through 2027.

The effective tax rate was 29.8% for the nine-month period ended September 30, 2009. The effective tax rate is lower than the federal statutory rate of 35% primarily due to tax credits and favorable settlements with taxing authorities, partially offset by state income taxes. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

10. Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock to officers and employees of the Company under the 2001 Stock Incentive Plan (the “2001 Plan”) and restricted stock to non-employee directors of the Company under the 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”). The stock options generally vest over a three-year period and have a term of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant. Restricted stock provides for the issuance of shares of the Company’s common stock at no cost to the holder and vests over terms determined by the Compensation Committee of the Company’s Board of Directors, generally three years. Restricted stock granted to officers and employees generally vests only if the officer or employee is actively employed by the Company on the vesting date, and unvested restricted shares are forfeited upon either termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company’s Board of Directors determines otherwise. When vested options are exercised and restricted stock is issued, the Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock.

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Total Stock-Based Compensation:
Pre-tax compensation expense	$2.1	$3.2	$7.4	$10.2
Tax provision (benefit)	(0.7)	0.2	(2.3)	(4.3)
Total stock-based compensation expense, net of tax	$1.4	$3.4	$5.1	$5.9

At September 30, 2009, $9.6 million and $7.3 million (including estimated forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of 1.66 years for restricted stock and 2.26 years for stock options.

The estimated fair values of the options granted year-to-date in 2009 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.95%
Weighted average historical volatility	72.3%
Dividend yield	—
Expected years until exercise	5.0
Forfeitures	11.0%
Weighted average fair value of options granted	$5.03

10. Stock-Based Compensation, continued

Option activity under the Company’s stock option plan as of September 30, 2009, and changes during the nine-month period then ended were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	933,939	$36.37
Granted	1,016,750	$8.22
Exercised	(15,500)	$20.87
Expired	(17,166)	$41.98
Forfeited	(213,690)	$20.85
Outstanding at September 30, 2009	1,704,333	$21.61	7.89	$17,972,000
Vested at September 30, 2009 and Expected to Vest	1,449,676	$22.69	7.65	$14,378,000
Exercisable at September 30, 2009	507,582	$38.65	4.66	$374,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock and the number of in-the-money options.

A summary of restricted stock activity for the nine months ended September 30, 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	671,480	$45.07
Granted	233,575	$10.58
Released	(120,399)	$49.28
Forfeited	(105,958)	$34.18
Unvested at September 30, 2009	678,698	$34.15

11. Other Comprehensive Income (Loss)

The components of comprehensive income (loss), net of taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Net income (loss)	$13.5	$(11.8)	$75.5	$(17.3)
Other comprehensive income, net of tax:
Interest rate swap	2.2	2.0	6.3	5.7
Temporary decline in available-for-sale securities	0.1	—	0.1	(0.3)
Total comprehensive income (loss)	$15.8	$(9.8)	$81.9	$(11.9)

The amount of income tax benefit allocated to the interest rate swap was $1.4 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively. The amount of income tax benefit allocated to the interest rate swap was $4.2 million and $2.4 million for the nine months ended September 30, 2009 and 2008, respectively. The amount of income tax benefit allocated to the temporary decline in securities was $0.1 million for the nine months ended September 30, 2008.

The loss related to an interest rate swap designated as a cash flow hedge is being reclassified into earnings over the expected life of the related debt. Approximately $9.2 million, net of tax, is expected to be reclassified over the next 12 months.

11. Other Comprehensive Income, continued

The accumulated comprehensive loss of $23.0 million (net of tax) as of September 30, 2009 is comprised of $22.7 million related to a terminated interest rate swap and $0.3 million related to a temporary decline in available-for-sale securities. The accumulated comprehensive loss of $29.4 million (net of tax) as of December 31, 2008 is comprised of $29.0 million related to a terminated interest rate swap and $0.4 million related to a temporary decline in available-for-sale securities.

12. Net Income (Loss) Per Share

The computation of the Company’s basic and diluted net income per share is as follows:

	Three Months Ended September 30,
	2009	2008
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net income (loss)	$13,505	$(11,804)
Less: Series A Preferred Stock dividends	(4,750)	(4,750)
Less: Accretion of Series B Preferred Stock	(577)	(544)
Less: Net (income) loss allocated to unvested participating restricted stock	(301)	687
Net income (loss) available to common stockholders— basic	7,877	(16,411)
Effect of unvested participating restricted stock in two-class calculation	—	—
Accretion of Series B Preferred Stock*	—	—
Net income (loss) available to common stockholders— diluted	$7,877	$(16,411)
Denominator:
Weighted average outstanding shares of common stock	16,942	16,786
Dilutive effect of:
Stock options	—	—
Convertible Series B Preferred Stock *	—	—
Common stock and common stock equivalents	16,942	16,786
Net income (loss) per common share:
Basic	$0.46	$(0.98)
Diluted	$0.46	$(0.98)

	Nine Months Ended September 30,
	2009	2008
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net income (loss)	$75,460	$(17,335)
Less: Series A Preferred Stock dividends	(14,250)	(14,250)
Less: Accretion of Series B Preferred Stock	(1,706)	(1,600)
Less: Net (income) loss allocated to unvested participating restricted stock	(2,211)	1,191
Net income (loss) available to common stockholders— basic	57,293	(31,994)
Effect of unvested participating restricted stock in two-class calculation	99	—
Accretion of Series B Preferred Stock*	1,706	—
Net income (loss) available to common stockholders— diluted	$59,098	$(31,994)
Denominator:
Weighted average outstanding shares of common stock	16,904	16,752
Dilutive effect of:
Stock options	249	—
Convertible Series B Preferred Stock *	564	—
Common stock and common stock equivalents	17,717	16,752
Net income (loss) per common share:
Basic	$3.39	$(1.91)
Diluted	$3.34	$(1.91)

*       The effect of adding shares from the assumed conversion of Series B Convertible Preferred Stock (“Series B”) to the denominator and the related add-back of the Series B dividends to the numerator is anti-dilutive for the three months ended September 30, 2009 and the three months and nine months ended September 30, 2008.

13. Financial Instruments

We believe the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate their carrying amounts due to their short duration.

Restricted assets related to a captive insurance subsidiary are carried at fair value and consist of $0.8 million of cash held in escrow, $1.2 million in money market funds invested in U.S. government securities, $2.0 million in mutual funds invested in auction-rate securities and one auction-rate security of $0.6 million. The auction rate security and the mutual funds invested in auction-rate securities are considered available for sale. The following table summarizes cost and market value of our available-for-sale securities at September 30, 2009:

(in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available-for-sale securities	$2.9	—	$(0.3)	$2.6

Earnings for the three months and nine months ended September 30, 2009 included realized losses of $51,000. The scheduled maturity of the auction-rate security is December, 2030.

The fair values of non-current financial liabilities are shown in the following table:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, less current maturities	$1,711.3	$1,394.2	$1,853.4	$1,177.2
Series A Preferred Stock	$187.1	$160.2	$187.1	$131.2

At September 30, 2009 and December 31, 2008, the fair value of the non-current financial liabilities was determined based on Level 3 inputs using a risk-adjusted discounted cash flow model under the income approach. The change in fair value as of September 30, 2009, compared to the fair value as of December 31, 2008 was due to a change in the discount rate assumption utilized in the risk-adjusted discounted cash flow model.

14. Fair Value Measurements

The Company has one group of financial instruments, investments held by Applebee’s captive insurance subsidiary, which is required under U.S. GAAP to be measured on a recurring basis at fair value. None of the Company’s non-financial assets or non-financial liabilities is required to be measured at fair value on a recurring basis. The Company has not elected to use fair value measurement, as provided under U.S. GAAP, for any assets or liabilities for which fair value measurement is not presently required.

U.S. GAAP establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions.

The fair value of available-for-sale securities held by the captive insurance company at September 30, 2009 was $2.6 million and was determined based on Level 3 inputs using a risk-adjusted discounted cash flow model under the income approach.

15. Consolidation of Variable Interest Entities

U.S. GAAP prescribes the accounting for certain entities, called variable interest entities (“VIEs”), in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under U.S. GAAP, an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and must consolidate the entity in its financial statements.

In February 2009, the Company and owners of Applebee’s and IHOP franchise restaurants formed Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”) to manage procurement activities for the Applebee’s and IHOP restaurants choosing to join the Co-op. CSCS meets the definition of a VIE under U.S. GAAP. Under the terms of the Co-op agreements, each member restaurant belonging to CSCS has equal and identical ownership rights and obligations. IHOP franchise restaurants to which the Company has provided financial support in the form of loans to purchase franchises and equipment are considered de facto agents of the Company for purposes of determining the primary beneficiary of the VIE. Company-owned Applebee’s and IHOP restaurants, in addition to the IHOP franchise restaurants deemed to be de facto agents, comprised only 33.6% of the CSCS membership as of the date of determination of the primary beneficiary of the VIE. Accordingly, the Company is not considered to be the primary beneficiary of the VIE and therefore does not consolidate the results of CSCS.

Under the Co-op agreements, the Company is obligated to make a one-time payment to CSCS for start-up costs of $6.3 million, $5.5 million of which has been paid as of September 30, 2009, with a payment of $0.8 million due in January 2010. The Company is not obligated to provide any support to the Co-op under any express or implied agreement beyond this $6.3 million.

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

In cases of this type, conditional certification of the plaintiff class is granted under a lenient standard.  On January 15, 2009, the Company filed a motion seeking to have the class de-certified and the plaintiffs filed a motion for summary judgment, both of which were denied by the court.  The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri.  Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the 8th Circuit for review on interlocutory appeal.  Briefing on the issues for interlocutory appeal was completed by the parties on October 2, 2009.

The Company believes it has strong defenses to the substantive claims asserted and intends to vigorously defend this case.  An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

16. Commitments and Contingencies, continued

Lease Guarantees

As of September 30, 2009, in connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $121.5 million. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2009 through 2044. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 30, 2009.

17. Preferred Stock

The Certificate of Designations for Series A Perpetual Preferred Stock requires that upon the occurrence of a Change of Control, unless prohibited by applicable law, the Company shall redeem all then outstanding shares of the Series A Perpetual Preferred Stock for cash at a redemption price per share corresponding to the timing of such Change of Control, as specified in the Certificate of Designations.  U.S. GAAP requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Series A Perpetual Preferred Stock is not included as a component of Stockholders’ Equity in the accompanying Consolidated Balance Sheets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially from those expressed or implied by any forward-looking statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the U.S. Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

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

The Company was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter the Company’s predecessor began developing and franchising additional restaurants. In November 2007, the Company completed the acquisition of Applebee’s International, Inc. (“Applebee’s”), which became a wholly-owned subsidiary of the Company. Through various IHOP and Applebee’s subsidiaries we own, operate and franchise two restaurant concepts in the casual dining and family dining categories of the food service industry: Applebee’s Neighborhood Grill and Bar® and IHOP. Dine Equity, Inc. is the ultimate parent of the IHOP and Applebee’s subsidiaries. References herein to Applebee’s and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees or the Company. References herein to “system sales” include retail sales at restaurants that are owned by franchisees and area licensees and are not attributable to the Company. With more than 3,400 franchised or owned-and-operated restaurants combined, we are the largest full-service restaurant company in the world.

Restaurant Concepts

Applebee’s

We franchise and operate restaurants in the bar and grill segment of the casual dining industry under the name “Applebee’s Neighborhood Grill & Bar®.” With 2,002 system-wide restaurants as of September 30, 2009, Applebee’s Neighborhood Grill & Bar is the largest casual dining concept in the world, in terms of number of restaurants and market share.

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

Since the completion of the Applebee’s acquisition on November 29, 2007, we have been pursuing a strategy which contemplates transitioning from our current 80% franchised system to an approximately 98% franchised system. Between November 29, 2007 and September 30, 2009 we have franchised 110 company-owned restaurants in the California, Nevada, Delaware, Texas and

New Mexico markets. This heavily franchised business model is expected to require less capital investment and reduce the volatility of cash flow performance over time.  A range of factors, including the overall market for restaurant franchises, the availability of financing and the financial and operating performance of Applebee’s company-owned restaurants, can impact the likelihood and timing of the completion of this strategy as well as the ultimate proceeds the Company will receive from franchising the company-operated restaurants.  The Company continues to monitor these factors and to assess their impact on possible franchise transactions.  The Company may choose to suspend or revise its franchising strategy if it does not believe that conditions will lead to satisfactory proceeds from the sale of its company-operated restaurants.

IHOP

Under our current business model (the “Current Business Model”), which was adopted in January 2003, a potential franchisee first negotiates and enters into a single-store development agreement or a multi-store development agreement with the Company and, upon completion of a prescribed approval procedure, is primarily responsible for the development and financing of one or more new IHOP franchised restaurants. In general, we do not provide any financing with respect to the franchise fee or otherwise. The franchise developer uses its own capital and financial resources along with third party financial sources to purchase or lease a restaurant site, build and equip the business and fund its working capital needs. The principal terms of the franchise agreements entered into under the Company’s business model prior to 2003 (the “Previous Business Model”) and the Current Business Model, including the franchise royalties and the franchise advertising fees, are substantially the same except with respect to the terms relating to the franchise fee.

The revenues received by the Company from a typical franchise development arrangement under the Current Business Model include (a) (i) a location fee equal to $15,000 upon execution of a single-store development agreement or (ii) a development fee equal to $20,000 for each IHOP restaurant that the franchisee contracts to develop upon execution of a multi-store development agreement; (b) a franchise fee equal to (i) $50,000 (against which the $15,000 location fee will be credited) for a restaurant developed under a single-store development agreement or (ii) $40,000 (against which the $20,000 development fee will be credited) for each restaurant developed under a multi-store development agreement, in each case, paid upon execution of the franchise agreement; (c) franchise royalties equal to 4.5% of weekly gross sales; (d) revenue from the sale of pancake and waffle dry-mixes; and (e) franchise advertising fees.

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

The franchise agreements generally provide for advertising fees comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales under the franchise agreement, which was usually collected by us and then used to cover the cost of local media purchases and other local advertising expenses incurred by a local advertising cooperative, and (ii) a national advertising fee equal to 1.0% of weekly gross sales under the franchise agreement. Area licensees generally pay lesser amounts toward advertising. Beginning in 2005, the Company and the IHOP franchisees agreed to reallocate portions of the local advertising fees to purchase national broadcast, syndication and cable television time in order to reach our target audience more frequently and more cost effectively. In a few instances, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for specified periods of time in order to assist them in either establishing or reinvigorating their businesses.

The following table summarizes Applebee’s restaurant development and franchising activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Applebee’s Restaurant Development Activity
Beginning of period	1,992	1,993	2,004	1,976
New openings
Company-developed	—	—	—	1
Franchise-developed	13	7	23	34
Total new openings	13	7	23	35
Closings
Company	—	—	—	(3)
Franchise	(3)	(3)	(25)	(11)
End of period	2,002	1,997	2,002	1,997
Summary-end of period
Franchise	1,603	1,517	1,603	1,517
Company	399	480	399	480
Total	2,002	1,997	2,002	1,997
Restaurant Franchising Activity
Domestic franchise-developed	5	6	12	23
International franchise-developed	8	1	11	11
Refranchised	2	29	7	29
Total restaurants franchised	15	36	30	63
Closings
Domestic franchise	(3)	(2)	(21)	(9)
International franchise	—	(1)	(4)	(2)
Total franchise closings	(3)	(3)	(25)	(11)
Net addition	12	33	5	52

The increase in Applebee’s franchise closings in 2009 was due primarily to the closing of seven restaurants after the franchise agreements were terminated due to nonpayment of royalties and advertising fees.  One of the seven restaurants re-opened under new ownership in 2009, and the Company expects two additional restaurants to re-open under new ownership in 2010.  Another reason for the increase was six of the restaurants closed in 2009 were originally planned to be closed in 2008.

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

In 2009, we expect franchisees to open a total of 28 to 33 new Applebee’s restaurants including 16 to 18 domestic franchise restaurants and 12 to 15 international franchise restaurants. We currently do not plan to open any domestic company-operated restaurants. The actual number of openings may differ from our expectations due to various factors, including economic conditions, operating performance of existing restaurants, franchisee access to capital and the impact of currency fluctuations on our international franchisees. The timing of new restaurant openings may also be affected by various factors including weather-related and other construction delays and difficulties in obtaining regulatory approvals.

The following table summarizes IHOP restaurant development and franchising activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,421	1,361	1,396	1,344
New openings
Company-developed	—	—	—	—
Franchise-developed	12	18	43	43
Area license	1	1	4	2
Total new openings	13	19	47	45
Closings
Company	—	—	—	(1)
Franchise	(1)	(5)	(8)	(11)
Area license	—	—	(2)	(2)
End of period	1,433	1,375	1,433	1,375
Summary-end of period
Franchise	1,260	1,205	1,260	1,205
Company	11	13	11	13
Area license	162	157	162	157
Total	1,433	1,375	1,433	1,375
Restaurant Franchising Activity
Domestic franchise-developed	11	17	39	41
International franchise-developed	1	1	4	2
Refranchised	—	1	1	10
Total restaurants franchised	12	19	44	53
Closings
Domestic franchise	(1)	(5)	(8)	(10)
International franchise	—	—	—	(1)
Total franchise closings	(1)	(5)	(8)	(11)
Reacquired by the Company	—	(4)	(1)	(13)
Net addition	11	10	35	29

As of the beginning of 2009, we had signed commitments from franchisees to build 307 IHOP restaurants over the next nine years plus options for an additional 111 restaurants, comprised as follows:

		Contractual Openings of Restaurants by Year
	Number of Signed Agreements at 12/31/08	2009	2010	2011	2012 and thereafter	Total
Single-store development agreements	18	12	5	1	—	18
Multi-store development agreements	80	74	55	43	165	337
International development agreements	7	8	6	5	44	63
	105	94	66	49	209	418

In 2009, a total of 65 to 75 new IHOP restaurants are expected to open, consisting of 55 to 60 franchise restaurants, three to five area license restaurants in Florida, two to three domestic restaurants in non-traditional channels and five to seven restaurants outside the U.S. The actual number of openings in any period may differ from the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals and various economic factors, including operating performance of existing restaurants and franchisee access to capital financing.

Restaurant Data

The following table sets forth, for the three-month and nine-month periods ended September 30, 2009 and 2008, the number of effective restaurants in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP and Applebee’s systems, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Applebee’s Restaurant Data
Effective restaurants(a)
Franchise	1,598	1,513	1,592	1,487
Company	399	481	402	501
Total	1,997	1,994	1,994	1,988
System-wide(b)
Sales percentage change(c)	(6.3)%	(1.5)%	(4.2)%	0.6%
Domestic same-store sales percentage change(d)	(6.5)%	(3.1)%	(4.5)%	(1.4)%
Franchise(b)(e)
Sales percentage change(c)(g)	(1.0)%	1.2%	2.3%	1.6%
Same-store sales percentage change(d)	(6.2)%	(3.1)%	(4.4)%	(1.6)%
Average weekly domestic unit sales (in thousands)	$42.9	$45.7	$46.3	$48.4
Company
Sales percentage change(c)(g)	(22.7)%	(9.3)%	(23.9)%	(2.3)%
Same-store sales percentage change(d)	(7.6)%	(3.1)%	(5.1)%	(0.6)%
Average weekly domestic unit sales (in thousands)	$39.0	$41.9	$41.9	$44.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,251	1,190	1,237	1,183
Company	11	10	11	10
Area license	162	157	160	157
Total	1,424	1,357	1,408	1,350
System-wide(b)
Sales percentage change(c)	3.8%	3.8%	4.3%	6.1%
Domestic same-store sales percentage change(d)	(1.1)%	0.2%	0.2%	2.2%
Franchise(b)(e)
Sales percentage change(c)	4.2%	4.3%	4.8%	6.7%
Same-store sales percentage change(d)	(1.1)%	0.3%	0.1%	2.2%
Average weekly unit sales (in thousands)	$35.1	$35.4	$35.6	$35.5
Company(f)	n.m.	n.m.	n.m.	n.m.
Area License(h)
Sales percentage change(c)	(0.7)%	0.7%	(0.4)%	2.1%

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

(e)             IHOP franchise restaurant sales were $570.9 million and $547.7 million for the three months ended September 30, 2009 and 2008, respectively, and $1,717.2 million and $1,638.1 million for the nine months ended September 30, 2009 and 2008, respectively. Applebee’s franchise restaurant sales were $818.7 million and $827.3 million for the three months ended September 30, 2009 and 2008, respectively, and $2,645.0 million and $2,584.9 million for the nine months ended September 30, 2009 and 2008, respectively.

(f)               Sales percentage change and same-store sales percentage change for IHOP company-operated restaurants are not meaningful due to the relatively small number and test-market nature of the restaurants, along with the periodic inclusion of restaurants reacquired from franchisees that are temporarily operated by the Company.

(g)            The sales percentage change for Applebee’s franchise and company-operated restaurants is impacted by the franchising of 103 company-operated restaurants during 2008 and seven company-operated restaurants in 2009.

(h)            Sales at IHOP area license restaurants were $51.6 million and $52.0 million for the three months ended September 30, 2009 and 2008, respectively, and $162.6 million and $163.3 million for the nine months ended September 30, 2009 and 2008, respectively.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Global Economic Contraction

Beginning in 2008 and continuing into 2009, economic conditions in both the U.S. and worldwide have experienced a downturn due to the compounded effects of the subprime lending crisis, the credit market liquidity crisis, and the collateral effects of each on the finance and banking industries. In addition, volatile energy costs, concerns about inflation and deflation, slowing economic activity, softness in both the commercial and residential real estate markets, decreased consumer confidence, reduced corporate profits and capital spending and rising unemployment have combined to create generally adverse business conditions for most industries and sectors, including the casual dining and family dining segments of the restaurant industry. While the liquidity crisis and its effects on the finance and banking industries have mitigated somewhat, we believe financial market volatility, rising unemployment, increasing foreclosures and lower valuations for residential real estate will continue to put pressure on consumer spending. These conditions make it challenging for us to accurately forecast and plan future business activities as the reduction in disposable income for discretionary spending could cause our customers to change historic purchasing behavior and choose lower-cost dining options or alternatives to dining out.

These economic developments may affect our business and operations in a number of ways, including but not limited to:

•                  lower profitability and cash flows from company-operated restaurants;

•                  reduced cash flows from franchisees due to both a lower sales base on which royalties and other payments are calculated and possible impairment of the ability of franchisees to make payments when due as a result of the economic effects cited above on their businesses;

•                  reduced availability of financing for franchisees to fulfill their new restaurant development commitments;

•                  limited or lack of credit availability for potential purchasers of Applebee’s company-operated restaurants;

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

Securitized Debt and Related Interest Expense

Certain of our subsidiaries incurred a substantial amount of indebtedness to finance the Applebee’s acquisition. As a result, our interest expense has increased significantly from that reported prior to the acquisition and is expected to remain as one of the largest components of costs and expenses in the future until such time that debt balances are repaid or otherwise retired. We estimate the interest expense for fiscal 2009 will be at the lower end of a range from approximately $185 million to $195 million, which includes approximately $40 million of non-cash interest charges.

Significant Gains and Charges

There were several significant gains and charges affecting the comparisons with previously reported results. In the nine months ended September 30, 2009, we recognized a gain on extinguishment of debt of $38.8 million, a gain on disposition of assets of $7.3 million and impairment and closure charges of $6.5 million. In the comparable period of 2008, we recognized impairment and closure charges of $69.9 million, a gain on extinguishment of debt of $2.4 million and a gain on disposition of assets of $0.4 million. These transactions are discussed in further detail under paragraphs captioned “Impairment and Closure Charges,” “Gain on Extinguishment of Debt” and “Gain on Disposition of Assets.”

We expect to continue to seek opportunities to dedicate a portion of excess cash flow towards opportunistic debt retirement. Since the fair value of our debt is currently less than its carrying value, it is reasonably possible that extinguishments of debt repurchased on the open market will result in gains in future periods.

Financial Statement Effect of Franchising Company-Operated Restaurants

We have franchised 110 Applebee’s company-operated restaurants and plan to franchise a substantial majority of the remaining 399 company-operated Applebee’s restaurants when such transactions make sense for the business. As mentioned above in “Restaurant Concepts — Applebee’s,” the Company considers a range of factors that could impact the likelihood of future franchise sales and possible proceeds from such sales. The Company may suspend or delay its plans to sell company-operated Applebee’s restaurants if it does not believe the sales proceeds would be satisfactory. If the number of company-operated restaurants declines, the amount of Company restaurant revenues and Company restaurant expenses in future periods will decline as well compared to amounts reported in previous periods. Franchise royalty revenues and expenses will likely increase as company-operated restaurants are franchised, although not in the same magnitude as the Company restaurant revenues decline as franchise royalties are based on a percentage of the franchisee’s revenues. As a result, on a net basis, segment profit will likely decline. Under the terms of our securitized debt agreements, all proceeds of asset dispositions must be used to retire debt on a pro-rata basis. Accordingly, franchising of additional Applebee’s company-operated restaurants will result in a reduction of long-term debt and a reduction of related interest expense. Franchising of additional Applebee’s company-operated restaurants will also result in a reduction of general and administrative expenses.

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

Comparison of the Three Months ended September 30, 2009 and 2008

Results of Operations

Key components of changes in our financial results for the three months ended September 30, 2009 compared to the comparable period of 2008 included:

•                  Revenues decreased $57.6 million, primarily due to (a) lower company restaurant revenues resulting from the franchising of 110 company-operated Applebee’s restaurants since the second quarter of 2008 and a 7.6% decrease in Applebee’s company restaurant same-store sales; (b) a 6.2% decrease in same-store sales for Applebee’s domestic franchise restaurants; and (c) and a 1.1% decrease in same-store sales for IHOP domestic franchise restaurants, partially offset by (d) higher franchise revenues resulting from an increase in effective franchise units at both Applebee’s and IHOP.

•                  Segment profit for the third quarter of 2009 decreased $1.1 million, comprised as follows:

Franchise operations	$1.6
Company restaurant operations	(2.4)
Rental operations	0.2
Financing operations	(0.5)
Total segment profit	$(1.1)

The decline was primarily due to the net effect of franchising 110 company-operated Applebee’s restaurants since the second quarter of 2008 and a decline in IHOP and Applebee’s same-store sales, partially offset by an increase in IHOP and Applebee’s effective franchise units and margin improvements in Applebee’s company-operated restaurants.

•                  Impairment and closure charges totaled $4.5 million for the third quarter of 2009 compared to $28.5 million for the third quarter of 2008.

•                  The Company recognized a gain on the disposition of assets of $2.1 million in the third quarter of 2009 compared to a gain on the repurchase of debt at a discount of $2.4 million and a gain on the disposition of assets of $0.3 million in the third quarter of 2008.

•                  General and administrative expenses decreased $5.9 million due primarily to the franchising of 110 Applebee’s company-operated restaurants, integration of Applebee’s and IHOP administrative functions and other cost reduction initiatives implemented in 2009, including the establishment of a purchasing co-operative in February 2009.

•                  Interest expense was $5.3 million lower due to the early retirement of fixed rate debt and lower interest rates on the Company’s variable rate lines of credit.

Franchise Operations

	Three Months Ended September 30,		Favorable (Unfavorable)
	2009	2008	Variance
	(In millions)
Franchise Revenues
Applebee’s	$35.3	$35.7	$(0.4)
IHOP	54.9	51.7	3.2
Total franchise revenues	90.2	87.4	2.8
Franchise Expenses
Applebee’s	0.5	0.6	0.1
IHOP	24.9	23.6	(1.3)
Total franchise expenses	25.4	24.2	(1.2)
Franchise Segment Profit
Applebee’s	34.8	35.1	(0.3)
IHOP	30.0	28.1	1.9
Total franchise segment profit	$64.8	$63.2	$1.6

The decrease in Applebee’s franchise revenue was primarily attributable to a 6.2% decline in same-store sales for Applebee’s domestic franchise restaurants and a decrease in franchise transfer fees, partially offset by an increase in effective franchise restaurants of 85 units due primarily to the franchising of 110 company-operated restaurants since the second quarter of 2008.

The increase in IHOP franchise revenue was primarily attributable to growth in effective franchise and area license restaurants of 66 units that impacted revenues from royalties, pancake and waffle dry mix sales and franchise advertising fees, partially offset by a decrease of 1.1% in same-store sales for IHOP domestic franchise restaurants. Same-store sales declined as a higher average guest check was offset by a decline in guest traffic. The Company believes that the decline experienced in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole.

The $1.3 million increase in IHOP franchise expenses is due to the costs of sales associated with the increased revenues from pancake and waffle dry mix sales and franchise advertising fees. The $1.6 million increase in consolidated franchise operations profit is due to the increase in IHOP franchise royalties.

Company Restaurant Operations

	Three Months Ended September 30,		Favorable (Unfavorable)
	2009	2008	Variance
	(In millions)
Company restaurant sales	$206.4	$265.9	$(59.5)
Company restaurant expenses	179.3	236.4	57.1
Company restaurant segment profit	$27.1	$29.5	$(2.4)

As of September 30, 2009, Company restaurant operations were comprised of 399 Applebee’s company-operated restaurants and 11 IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of the three months ended September 30, 2009 with the same period of 2008 was negligible.

Company restaurant sales decreased $59.5 million. Applebee’s company restaurant sales declined $43.4 million due to the franchising of 110 restaurants since the second quarter of 2008. Applebee’s restaurant sales also declined $16.2 million due primarily to a 7.6% decrease in same-store sales.  The change in same-store sales was driven mainly by a decline in guest traffic that was partially offset by a slightly higher average guest check. An increase of 2.4% in effective pricing during the quarter was substantially offset by an unfavorable mix shift due to promotional campaigns and customer selection of, on average, lower-priced menu items. The Company believes that the decline in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole.

Company restaurant expenses decreased $57.1 million. Applebee’s company restaurant expenses declined $39.6 million due to the franchising of 110 restaurants since the second quarter of 2008 and declined $8.9 million due to the decrease in same store sales. The operating margin for company restaurant operations improved 2.2%, to 13.6% for the third quarter of 2009 from 11.4% for the same period of last year, as shown below:

Restaurant Expenses as Percentage of Restaurant Sales (Applebee’s)

	Three Months Ended September 30,		Favorable (Unfavorable)
	2009	2008	Variance
Food and beverage	26.3%	27.0%	0.7%
Labor	33.2%	34.5%	1.3%
Direct and occupancy	26.9%	27.1%	0.2%
Total Company Restaurant Expenses (a)	86.4%	88.6%	2.2%

(a) Percentages may not add due to rounding.

Margins across all cost categories were favorably impacted by two factors: (a) effective pricing increases partially offset by an unfavorable mix shift and (b) the franchising of restaurants which, as a group, operated at a margin less than the company average. Improvements in specific cost categories were as follows:

•                  Food and beverage costs as a percentage of company restaurant sales decreased primarily due to the impact of vendor discounts and rebates.

•                  Labor costs as a percentage of restaurant sales benefited from improvements in hourly labor from effective wage rate management and improved productivity, and a reduction in management incentive expense due to retention costs in 2008 that did not recur.

•                  Direct and occupancy costs as a percentage of company restaurant sales decreased primarily due to lower natural gas rates offset by unfavorable facility costs for rent, depreciation and insurance due to lower sales volume.

Rental Operations

	Three Months Ended September 30,		Favorable (Unfavorable)
	2009	2008	Variance
	(In millions)
Rental revenues	$33.0	$33.0	$—
Rental expenses	24.3	24.5	0.2
Rental operations segment profit	$8.7	$8.5	$0.2

Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

Rental operations profit increased by $0.2 million for the quarter ended September 30, 2009 compared to the same period of the prior year due to a slight decline in depreciation and interest expense.

Financing Operations

	Three Months Ended September 30,		Favorable (Unfavorable)
	2009	2008	Variance
	(In millions)
Financing revenues	$4.1	$4.9	$(0.8)
Financing expenses	—	0.3	0.3
Financing operations segment profit	$4.1	$4.6	$(0.5)

All of our financing operations relate to IHOP restaurants. Franchise and equipment note interest revenue declined $0.3 million due to the ongoing reduction in note balances. In addition, there were revenues and expenses of $0.5 million and $0.3 million, respectively, in the third quarter of 2008 related to the sale of franchises and equipment as compared with minimal activity in the third quarter of 2009.

General and Administrative Expenses

General and administrative expenses decreased by $5.9 million. Expense savings resulted from the franchising of 110 Applebee’s company-operated restaurants, integration of Applebee’s and IHOP administrative functions and other cost reduction initiatives implemented in 2009, including the establishment of a purchasing co-operative in February 2009. Additionally, transition-related costs recorded in the second quarter of 2008 did not recur.

Interest Expense

Interest expense decreased by $5.3 million primarily due to the early retirement of long-term debt over the past 12 months. Average long-term obligations (long-term debt, capital lease obligations and financing obligations) declined to $2.22 billion during the quarter ended September 30, 2009 from $2.46 billion during the quarter ended September 30, 2008. Additionally, the weighted average interest rate on variable rate debt declined to approximately 2.4% for the quarter ended September 30, 2009 from approximately 5.0% for the quarter ended September 30, 2008.

Impairment and Closure Charges

Impairment and closure charges were $4.5 million for the three-month period ended September 30, 2009, comprised of impairment charges of $3.9 million and closure charges of $0.6 million. The closure costs related to a downward revision in the sublease income assumption for a single Applebee’s restaurant that had been closed prior to 2009. The impairment charges related primarily to four parcels of real estate and one Applebee’s restaurant. The Company had fee ownership of the properties on which four Applebee’s company-operated restaurants were located. These restaurants were franchised in the fourth quarter of 2008 but the Company retained ownership of the land and continued to lease the property to the franchisee. The Company’s strategy does not contemplate retaining such properties as a lessor on a long-term basis. During the third quarter of 2009, the Company determined the properties met the requirements under U.S. GAAP to be reclassified as assets held for sale. The properties were written down to the estimated fair value that will be received upon sale, and an impairment of $2.8 million was recognized. As part of the quarterly assessment of the recoverability of long-lived assets, an impairment of $1.1 million was recognized related to one Applebee’s company-operated restaurant whose carrying value was not considered recoverable from undiscounted future cash flows.

The Company recorded impairment charges of $28.5 million for the three-month period ended September 30, 2008. Of that amount, $26.8 million related to Applebee’s properties and primarily resulted from a continuing deterioration in credit markets in general and a decline in operating results of Applebee’s company-operated restaurants expected to be franchised in particular geographic areas.  The remainder of the impairment related to an individual underperforming IHOP property whose estimates of future cash flows indicated the carrying value would not be recovered.

Gain on Extinguishment of Debt

During the three months ended September 30, 2008, we retired certain Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037 with a face amount of $23.5 million for a cash payment of $20.0 million. The transaction resulted in a gain of $2.4 million after the write-off of the discount and deferred financing costs related to the debt retired. There were no open market repurchases of debt during the three months ended September 30, 2009.

Other Income and Expense

Other expense was $0.9 million for the three-month period ended September 30, 2009 compared to other income of $0.4 million for the same period of the prior year. The primary reason for the decrease is lower interest income resulting from significantly lower interest rates on U.S. Treasury-based investments.

Provision for Income Taxes

The effective tax rate was 21.5% for the three-month period ended September 30, 2009. The effective tax rate is lower than the federal statutory rate of 35% primarily due to tax credits and favorable settlements with taxing authorities, partially offset by state income taxes. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

Comparison of the Nine Months ended September 30, 2009 and 2008

Results of Operations

Key components of changes in our financial results for the nine months ended September 30, 2009 compared to the comparable period of 2008 included:

•                  Revenues decreased $199.3 million due to (a) lower company restaurant revenues resulting from the franchising of 110 company-operated Applebee’s restaurants since the second quarter of 2008 and a 5.1% decrease in Applebee’s company restaurant same-store sales; (b) a 4.4% decrease in same-store sales for Applebee’s domestic franchise restaurants and (c) lower financing revenues resulting from a decrease in sales of reacquired franchises and equipment. The revenue decreases were partially offset by higher franchise revenues resulting from an increase in effective franchise units at both Applebee’s and IHOP and a 0.1% increase in IHOP franchise same-store sales.

•                  Segment profit for the first nine months of 2009 decreased $0.8 million, comprised as follows:

Franchise operations	$6.7
Company restaurant operations	(6.8)
Rental operations	1.4
Financing operations	(2.1)
Total segment profit	$(0.8)

The decrease was primarily due to the net effect of franchising 110 company-operated Applebee’s restaurants since the second quarter of 2008 and a decline in Applebee’s same-store sales, partially offset by margin improvements in Applebee’s company-operated restaurants, an increase in IHOP and Applebee’s effective franchise units and an increase in IHOP same-store sales.

•                  Impairment and closure charges totaled $6.5 million for the first nine months of 2009 compared to $69.9 million for the first nine months of 2008.

•                  General and administrative expenses decreased $21.6 million due primarily to the franchising of 110 Applebee’s company-operated restaurants, integration of Applebee’s and IHOP administrative functions, other cost reduction initiatives implemented in 2009 and lower stock-based compensation.

•                  The Company recognized gains on the extinguishment of debt and disposition of assets totaling $46.1 million in the first nine months of 2009 related primarily to the repurchase of debt at a discount and the franchising of seven company-operated Applebee’s restaurants in the New Mexico market, compared with gains on repurchase of debt and disposition of assets of $2.9 million in the first nine months of 2008.

•                  Interest expense was $13.1 million lower in the first nine months of 2009 compared to 2008 due to the early retirement of fixed rate debt and lower interest rates on the Company’s variable rate lines of credit.

Franchise Operations

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2009	2008	Variance
	(In millions)
Franchise Revenues
Applebee’s	$115.7	$111.4	$4.3
IHOP	163.2	153.4	9.8
Total franchise revenues	278.9	264.8	14.1
Franchise Expenses
Applebee’s	4.3	1.6	(2.7)
IHOP	73.1	68.4	(4.7)
Total franchise expenses	77.4	70.0	(7.4)
Franchise Segment Profit
Applebee’s	111.4	109.8	1.6
IHOP	90.1	85.0	5.1
Total franchise segment profit	$201.5	$194.8	$6.7

The increase in Applebee’s franchise revenue was primarily attributable to (a) an increase in Applebee’s effective franchise restaurants of 105 units due primarily to the franchising of 110 company-operated restaurants since the second quarter of 2008; and (b) revenue from temporary liquor license agreements related to Applebee’s company-operated restaurants in the Texas market which were franchised in October 2008; partially offset by (c) a 4.4% decline in same-store sales for Applebee’s domestic franchise restaurants and (d) a decrease in franchise fees from reduced restaurant openings. The increase in Applebee’s franchise expenses is primarily due to costs associated with the revenue from the temporary liquor license agreements that result in a relatively small profit margin.

The increase in IHOP franchise revenue was primarily attributable to an increase of 57 in effective franchise and area license units due to new openings and an increase of 0.1% in same-store sales for IHOP domestic franchise restaurants compared to the first nine months of 2008, primarily due to a higher average guest check partially offset by a decrease in guest traffic. Both factors resulted in an increase in revenues from franchise royalties, sales of pancake and waffle dry mixes and franchise advertising fees. The increase in IHOP franchise expenses is due to the costs of sales associated with the increased revenues from pancake and waffle dry mix sales and franchise advertising fees.

Consolidated franchise operations profit increase of $6.7 million is due primarily to the increase in IHOP and Applebee’s franchise royalties and the increase in IHOP pancake and waffle dry mix sales.

Company Restaurant Operations

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2009	2008	Variance
	(In millions)
Company restaurant sales	$668.1	$874.3	$(206.2)
Company restaurant expenses	573.3	772.7	199.4
Company restaurant segment profit	$94.8	$101.6	$(6.8)

As of September 30, 2009 Company restaurant operations were comprised of 399 Applebee’s company-operated restaurants and 11 IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of the nine months ended September 30, 2009, with the same period of 2008 was negligible.

Company restaurant sales decreased $206.2 million. Applebee’s company restaurant sales declined $170.8 million due to the franchising of 110 restaurants since the second quarter of 2008. Applebee’s restaurant sales also declined $33.6 million due primarily to a 5.1% decrease in same-store sales.  The change in same-store sales was driven mainly by a decline in guest traffic that was partially offset by a higher average guest check. Approximately half of a 2.8% increase in effective pricing was offset by an unfavorable mix shift due to promotional campaigns and customer selection of, on average, lower-priced menu items. The Company believes that the decline in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole.

Company restaurant expenses decreased $199.4 million. Applebee’s company restaurant expenses declined $151.4 million due to the franchising of 110 restaurants since the second quarter of 2008 and declined $19.8 due to the decrease in same store sales.

The operating margin for company restaurant operations improved 2.7%, to 14.7% for the nine months ended September 30, 2009 from 12.0% for the same period of last year, as shown below:

Restaurant Expenses as Percentage of Restaurant Sales (Applebee’s)

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2009	2008	Variance
Food and beverage	26.1%	26.8%	0.7%
Labor	33.4%	35.0%	1.6%
Direct and occupancy	25.8%	26.2%	0.4%
Total Cost of Company Restaurant Sales (a)	85.3%	88.0%	2.7%

(a) Percentages may not add due to rounding.

Margins across all cost categories were favorably impacted by two factors: (a) effective pricing increases partially offset by an unfavorable mix shift and (b) the franchising of restaurants which, as a group, operated at a margin less than the company average. Improvements in specific cost categories were as follows:

•                  Food and beverage costs as a percentage of company restaurant sales decreased primarily due to the impact of vendor discounts and rebates partially offset by slightly higher commodity costs.

•                  Labor costs as a percentage of restaurant sales benefited from a reduction in management incentive expense due to nonrecurring retention costs in 2008 that did not recur and lower incentive compensation in 2009, improvements in hourly labor from effective hourly wage rate management and improved productivity, and favorable group insurance costs.

•                  Direct and occupancy costs as a percentage of company restaurant sales decreased primarily due to the timing of local advertising expenses, lower natural gas rates and favorable straight-line rent adjustments due to 2008 purchase price allocation adjustments offset by unfavorable license expenses and insurance costs due to lower sales volumes.

Applebee’s operating margin of 14.7% for the nine months ended September 30, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The revenue component of the margin calculation is subject to seasonality for two primary reasons: gift card redemptions are historically at their highest level in the first quarter of any year and there are more holidays that dampen revenues in the fourth quarter of the year. As a result, margins in the last fiscal quarter are typically the lowest of any fiscal quarter during the year, although that may not necessarily be the case this year as the fourth quarter will include a 14th week due to the 53-week fiscal year occurring in 2009. Additionally, we expect advertising expenses will increase due to the timing of promotions during the rest of 2009. We expect Applebee’s restaurant operating margin for the current year will range between 13.5% and 14.5%.

Rental Operations

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2009	2008	Variance
	(In millions)
Rental revenues	$99.2	$98.5	$0.7
Rental expenses	73.1	73.8	0.7
Rental operations segment profit	$26.1	$24.7	$1.4

Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

Rental operations revenues increased by $0.7 million.  The increase was primarily due to the increase in IHOP franchise retail sales on which rents are based. Rental operations profit increased by $1.4 million due to the revenue increase and a slight decline in depreciation and interest expense.

Financing Operations

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2009	2008	Variance
	(In millions)
Financing revenues	$12.5	$20.5	$(8.0)
Financing expenses	0.3	6.2	5.9
Financing operations segment profit	$12.2	$14.3	$(2.1)

All of our financing operations relate to IHOP restaurants. Franchise and equipment note interest revenue declined $1.2 million due to the ongoing reduction in note balances. In addition, there was minimal revenue or expense related to the sale of one restaurant during the first nine months of 2009 as compared with revenues and expenses of $7.1 million and $6.2 million, respectively, in the first nine months of 2008 related to the sale of 14 restaurants.

General and Administrative Expenses

General and administrative expenses decreased by $21.6 million. Expense savings related to franchising of Applebee’s company-operated restaurants, integration of Applebee’s and IHOP administrative functions, other cost reduction initiatives implemented in 2009 and lower stock-based compensation expense. Additionally, transition-related costs recorded in 2008 did not recur. These favorable items were partially offset by $3.0 million of development incentive credits related to the Applebee’s support center in 2008 that also did not recur in 2009.

Interest Expense

Interest expense decreased by $13.1 million primarily due to the retirement of long-term debt over the past 12 months. Average long-term obligations (long-term debt, capital lease obligations and financing obligations) declined to $2.29 billion for the nine months ended September 30, 2009 from $2.45 billion during the nine months ended September 30, 2008. Additionally, the weighted average interest rate on variable rate debt declined to approximately 2.8% for the nine months ended September 30, 2009 from approximately 5.5% for the nine months ended September 30, 2008.

Impairment and Closure Charges

Impairment and closure charges were $6.5 million for the nine-month period ended September 30, 2009, comprised of net impairment charges of $5.9 million and closure charges of $0.6 million.

The impairment charges related primarily to four parcels of Applebee’s real estate, two Applebee’s restaurants and one IHOP restaurant. The Company had fee ownership of the properties on which four Applebee’s company-operated restaurants were located. These restaurants were franchised in the fourth quarter of 2008 but the Company retained ownership of the land and continued to lease the property to the franchisee. The Company’s strategy does not contemplate retaining such properties as a lessor on a long-term basis, and the properties have been reclassified as assets held for sale. The properties were written down to the estimated fair value that will be received upon sale, and an impairment of $2.8 million was recognized. Additionally, as part of the quarterly assessment of the recoverability of long-lived assets, an impairment of $1.1 million was recognized related to one Applebee’s company-operated restaurant whose carrying value was not considered recoverable from undiscounted future cash flows. The closure costs related to a downward revision in the sublease income assumption for a single Applebee’s restaurant that had been closed prior to 2009. These charges were recorded in the third fiscal quarter. During the six months ended June 30, 2009, the Company recognized net impairment and closure charges of $2.0 million. The charges related primarily to leasehold improvements and related assets of one IHOP restaurant closed during the period and an additional write-down to the estimated sales value, based on a current letter of intent, of one Applebee’s restaurant that had been closed in a prior period and was included in assets held for sale. Another Applebee’s restaurant that had been closed in a prior period and was included in assets held for sale was written down to the estimated sales value, based on a current letter of intent. Additionally, one IHOP restaurant was closed during the period.

Impairment and closure charges were $69.9 million for the nine-month period ended September 30, 2008, comprised of impairment charges of $69.6 million and closure charges of $0.3 million. In June 2008, the Company entered into a sale-leaseback transaction relating to 181 parcels of real estate comprising land, buildings and improvements. The net book value of the real estate exceeded the proceeds received by $40.6 million. All of the parcels involved in the transactions had been acquired in the November 29, 2007 acquisition of Applebee’s and their estimated fair value was assigned as part of the purchase price allocation as of that date. The Company evaluated events subsequent to November 29, 2007 and noted a deterioration in both the domestic real estate and credit markets between the date of the purchase price allocation and the June 2008 closing date of the sale-leaseback transactions. In the absence of objective evidence to the contrary, the Company concluded that the estimated fair value of the real estate determined in the purchase price allocation had been reasonable and the decline in value related primarily to market events subsequent to the acquisition date and therefore was not to an adjustment to the allocated purchase price. The Company recognized an impairment loss of $41.4 comprised of the $40.6 million impairment of real estate and $0.8 million of other impairments in the Consolidated Statement of Operations for the three-month period ended June 30, 2008.

As part of the quarterly assessment of the recoverability of its long-lived assets, the Company recorded impairment charges of $28.5 million for the three-month period ended September 30, 2008. Of that amount, $26.8 million related to Applebee’s properties and primarily resulted from a continuing deterioration in credit markets in general and a decline in operating results of Applebee’s company-operated restaurants expected to be franchised in particular geographic areas.  The remainder of the impairment related to an individual underperforming IHOP property for which estimates of future cash flows indicated the carrying value would not be recovered.

Gain on Extinguishment of Debt

During the nine months ended September 30, 2009, we retired Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037 with a face amount of $94.0 million and Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037 with a face amount of $35.1 million for cash payments totaling $85.4 million. The Company recognized a gain on extinguishment of debt of $38.8 million after the write-off of the discount and deferred financing costs related to the debt retired.

During the nine months ended September 30, 2008, we retired certain Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037 with a face amount of $23.5 million for a cash payment of $20.0 million. The transaction resulted in a gain of $2.4 million after the write-off of the discount and deferred financing costs related to the debt retired.

Gain on Disposition of Assets

The Company recognized a gain on disposition of assets of $7.3 million for the nine months ended September 30, 2009, primarily related to the franchising of seven Applebee’s restaurants in the New Mexico market completed in 2009.

Other Income and Expense

Other expense was $1.0 million for the nine-month period ended September 30, 2009 compared to other income of $2.2 million for the same period of the prior year. The primary reason for the decrease is lower interest income resulting from significantly lower interest rates on U.S Treasury-based investments.

Provision for Income Taxes

The effective tax rate was 29.8% for the nine months ended September 30, 2009. The effective tax rate is lower than the federal statutory rate of 35% primarily due to tax credits and favorable settlements with taxing authorities, partially offset by state income taxes. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

Liquidity and Capital Resources

Certain of our subsidiaries incurred approximately $2.3 billion of indebtedness in connection with our acquisition of Applebee’s in November 2007. We have reduced the securitized indebtedness by approximately $0.5 billion as of September 30, 2009; however, the remaining securitized indebtedness continues to have a significant impact on the liquidity and capital resources of the Company. We expect to pay approximately $145 million to $155 million of interest in cash for the year ended December 31, 2009, in addition to dividends of $19.3 million on Series A Preferred Stock that was also issued in connection with the acquisition. This indebtedness limits our ability to obtain additional financing, due to explicit limitations in the indenture under which the indebtedness was issued.

As described in Note 10 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the Fixed Rate Notes issued as part of the Applebee’s securitization transaction have a legal maturity of December 2037; however, the indenture under which the Notes were issued includes provisions which may require the early repayment, in whole or in part, of the Notes which, if not met, would require the Company to use all or part of the excess cash flow that would otherwise be available for general business purposes to fund a reserve account for the Notes or to begin to pay down the Notes. The accelerated payment date for the Applebee’s Class A-2-II-A Fixed Rate Term Senior Notes, Class A-2-II-X Fixed Rate Term Senior Notes and Class M-1 Fixed Rate Term Subordinated Notes is December 2012. As of September 30, 2009, the conditions that would require an early repayment date for the Notes had not occurred.

Debt Covenant Compliance

As part of the financing for the Applebee’s acquisition, certain subsidiaries of the Company completed two separate securitized debt offerings. These transactions consisted of an issuance of debt collateralized by Applebee’s restaurant assets (the “Applebee’s Notes”) and a separate issuance of debt collateralized by IHOP restaurant assets (the “IHOP Notes”). Previously, IHOP completed a $200 million securitized debt offering in March 2007, which is subject to the same debt covenants as IHOP’s November 2007 securitization. This securitized debt is subject to a series of covenants and restrictions which are customary for transactions of this type. As of September 30, 2009, approximately $1.8 billion of securitized debt is subject to these covenants and restrictions.

The most significant covenants related to the securitized debt require the maintenance of a consolidated leverage ratio and certain debt service coverage ratios. The consolidated leverage ratio is defined as (a) the sum of: (i) all securitized debt (assuming all variable funding facilities are fully drawn); (ii) all other debt of the Company; and (iii) current monthly operating lease expense multiplied by 96; divided by (b) the sum of: (i) the Company’s EBITDA (as defined) for the preceding 12 months; and (ii) annualized operating lease expense. Maximum ratios for this test are as follows:

	Applebee’s Notes		IHOP Notes
Through November 2009	7.75	x	7.5	x
Thereafter	7.25	x	7.0	x

Failure to remain under these maximums could result in required early amortization of outstanding principal amounts of the Applebee’s Notes or IHOP Notes. At September 30, 2009, the Company’s consolidated leverage ratio was 6.0x. If the EBITDA component of the calculation had been $103.5 million, or 25.3%, lower, the Company would have exceeded the maximum ratio allowed for the IHOP Notes. If the EBITDA component of the calculation had been $74.7 million, or 18.3%, lower, the Company would have exceeded the maximum ratio of 7.0x that will be allowed for the IHOP Notes as of the end of November 2009. The Company’s consolidated leverage ratio was 6.8x at December 31, 2008.

As noted above, the denominator of the consolidated leverage ratio includes EBITDA for the preceding 12 months. Our EBITDA has benefited from gains on debt extinguishment that will ultimately drop out of the calculation once they fall out of the rolling 12-month calculation period. To the extent gains on debt extinguishment do not continue to occur in amounts similar to those that have been recognized in the past 12 months, our consolidated leverage ratio will be adversely impacted. The consolidated leverage ratio calculated as of September 30, 2009, excluding all gains on extinguishment of debt from the rolling 12-month calculation period, would have been 6.6x.

The formulas for calculating the debt service coverage ratios (“DSCR”) for each securitization are fairly complex with numerous defined terms. In concept, DSCR is the ratio of restaurant net cash flow (as defined) divided by total debt service payments, which include, among other things, interest payments, insurance premiums and administrative expenses. The minimum DSCR for the preceding three months is 1.85x. The consequences of falling below specified minimum three-month DSCRs vary depending upon the actual ratio achieved. Three-month DSCRs below 1.85x can trigger a Cash Trapping Event, a Rapid Amortization Event, or a Default Event, as outlined in the table below. In a Cash Trapping Event, the indenture trustee for the affected securitization is required to retain a certain percentage of cash flow (after all required payments have been made) in a restricted account. No principal amounts of debt are retired in a Cash Trapping Event. In a Rapid Amortization Event all excess cash flow (after all required payments have been made) is retained and used to retire principal amounts of debt. These events are triggered as follows:

	Applebee’s Notes	IHOP Notes
Cash Trapping Event	Less than 1.85x: 25% of cash flow	Less than 1.85x: 40% of cash flow
Cash Trapping Event	Less than 1.75x: 50% of cash flow	Less than 1.65x: 80% of cash flow
Rapid Amortization Event	Less than 1.5x	Less than 1.5x
Default Event	Less than 1.2x	Less than 1.25x

There are also provisions for a one-time cure of either a Cash Trapping Event or a Rapid Amortization Event if the DSCR recovers to certain levels for three consecutive payment dates. A Rapid Amortization Event can also be triggered in other defined circumstances unrelated to the DSCR, including Applebee’s failure to maintain a minimum level of system-wide sales. At September 30, 2009, the Applebee’s three-month DSCR was 2.98x and the IHOP three-month DSCR was 3.47x. If the restaurant cash flow components of the calculation had been $23.1 million, or 37.8%, and $11.2 million, or 46.7%, lower for purposes of the Applebee’s and IHOP calculations, respectively, the Company would have fallen below the 1.85x minimum threshold. At December 31, 2008, the Applebee’s three-month DSCR was 2.0x and the IHOP three-month DSCR was 3.0x.

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

The test of Applebee’s 12-month DSCR set forth above is not required until the payment date occurring in January 2010 and will end with the payment date occurring in December 2012. The Applebee’s 12-month DSCR as of September 30, 2009 was 2.89x.

Franchising of Applebee’s Company-Operated Restaurants

Another impact of the Applebee’s acquisition on our liquidity is the planned monetization of certain Applebee’s assets. We are currently pursuing a strategy which contemplates transitioning from our current 80% franchised Applebee’s system to an approximately 98% franchised Applebee’s system, similar to IHOP’s 99% franchised system. In order to accomplish this strategy, we plan to franchise substantially all of the company-operated Applebee’s restaurants while retaining one company market in the Kansas City area. This heavily franchised business model is expected to require less capital investment and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the franchising of the restaurants. If our strategy to transition to a 98% franchised system is delayed or suspended, or sales proceeds from franchising restaurants are less than anticipated, we believe that the company-operated Applebee’s restaurants will continue to generate sufficient cash from operations to meet our obligations, so that we will not be compelled to franchise Applebee’s company-operated restaurants at prices lower than we deem appropriate. Under the terms of the securitized debt agreements, all of the cash proceeds of asset dispositions must be used to retire long-term debt on a pro-rata basis.

There were two company-operated Applebee’s restaurants franchised during the three months ended September 30, 2009, bringing the total franchised to seven for the nine months ended September 30, 2009. For the nine months ended September 30, 2009, proceeds from all asset sales, primarily the seven Applebee’s company-operated restaurants franchised, were $16.1 million.

Credit Facilities

Applebee’s has a $100 million revolving credit facility, the Series 2007-1 Class A-1 Variable Funding Senior Notes. IHOP has a $25 million revolving credit facility, the Series 2007-2 Variable Funding Notes. At September 30, 2009, both revolving credit facilities have been fully drawn and the Company does not presently have additional sources of credit. However, we believe that our cash and cash equivalents, which totaled $105.1 million as of September 30, 2009, and cash generated from operating activities provide adequate liquidity for the foreseeable future in the absence of additional credit facilities.

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

Our ability to pay the interest on our indebtedness, to make scheduled payments of principal and to fund planned capital expenditures will depend on future performance of our operations, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, we presently anticipate that our cash and cash equivalents, which totaled $105.1 million as of September 30, 2009, together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, retirement of securitized debt, capital expenditures and other obligations for at least the next 12 months. Further, based on current projections, we believe that we will remain in compliance with the debt covenants discussed above for at least the next 12 months. However, if we are not able to achieve forecasted revenue targets and operating improvements, this assessment would have to be reconsidered. Additionally, certain Applebee’s Notes have accelerated payment dates in December 2012, and we will likely seek to refinance this debt if it has not been repaid prior to then. We may not be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

In the event that we are unable to refinance the Applebee’s securitization debt by December 2012, then we will have the ability to extend the scheduled payment date for six months if we are in compliance with applicable covenant ratios at that time. The interest rate on the Applebee’s securitization debt will increase by 0.50%, and any unpaid amount will accrue interest at such increased rate.

Similarly, if we are unable to refinance the Series 2007-3 IHOP securitization debt by December 2012, then we will have the ability to extend the scheduled repayment date for six months. The interest rate on the Series 2007-3 IHOP securitization debt will increase by 0.50%, and any unpaid amount will accrue interest at such increased rate. Further, if we are unable to refinance the Series 2007-1 IHOP securitization debt by March 2012, then we will have the ability to extend the scheduled repayment date for up to two years with a 0.25% annual increase in the interest rate each year.

Prior to the expiration of such extension periods, we may seek to renegotiate the terms applicable to the repayment of principal under the relevant securitization program, raise capital or otherwise explore alternative measures to repay the securitization debt.  In the event that we are unable to refinance the Applebee’s or IHOP securitization debt upon the expiration of the relevant extension periods, a Rapid Amortization Event will occur under the applicable securitization program and funds will be deposited in the principal payment account for that program and used to repay principal of the applicable securitization debt.

Operating Activities

Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, operating earnings from our company-operated restaurants and profit from our rental operations and financing operations. Franchise revenues consist of royalties, IHOP advertising fees and sales of proprietary products for IHOP, each of which fluctuates with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee’s restaurants by our franchisees and by fluctuations in same-store sales. Operating earnings from company-operated restaurants are impacted by many factors which include but are not limited to changes in traffic patterns, pricing activities and changes in operating expenses. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

Cash provided by operating activities increased to $102.9 million during the nine months ended September 30, 2009 from $61.3 million in the same period in 2008, primarily due to an increase in net income of $92.8 million, partially offset by a decrease of $66.4 million in noncash adjustments (primarily depreciation, non-cash interest, impairment charges, gains on debt extinguishment and asset sales and deferred taxes). Additionally, lower working capital required improved cash from operations by $15.2 million because working capital changes used cash of $18.6 million during the nine months ended September 30, 2009 as compared to a $33.8 million use in 2008. The decrease in working capital used was due primarily to the timing of payments for advertising, retention bonuses and income taxes. Another factor that impacts cash used or provided by working capital is the sale of gift cards. The revenue from gift cards is recognized as the card is redeemed, but cash, in most cases, has been received at the time of purchase, or shortly thereafter. In any given period, the timing of sales and redemptions of gift cards can either generate or use working capital.

Investing Activities

Net cash provided by investing activities of $20.9 million during the nine months ended September 30, 2009 was primarily attributable to $16.1 million in proceeds from sales of property and equipment primarily related to the sale of seven Applebee’s company-operated restaurants and $11.4 million in principal receipts from notes and equipment contracts receivable, partially offset by $9.5 million in capital expenditures. The Company currently estimates that capital expenditures for fiscal 2009 will be at the lower end of a range from $13 million to $16 million. The Company does not presently anticipate a significant amount of proceeds from additional sales of assets during the remainder of fiscal 2009.

Financing Activities

Financing activities used net cash of $133.2 million during the nine months ended September 30, 2009. Cash used in financing activities primarily consisted of $108.5 million in repayments of long-term debt, payment of accrued debt issuance costs of $20.3 million, capital lease obligation and financing obligation repayments of $10.7 million and $14.3 million in dividend payments on Series A Preferred Stock. Of the long-term debt repayments, approximately $85.4 million was related to the early retirement of securitzation debt with excess cash, $11.3 million was related to scheduled repayments and $11.8 million related to redemptions with proceeds of asset dispositions and other items as required under the securitization agreements. Cash provided by financing activities resulted from a decrease of $10.7 million in restricted cash related to the securitizations and a borrowing of $10.0 million from a revolving credit facility.

Dividends

We have accrued $4.75 million as dividends for the Series A Perpetual Preferred Stock as of the end of our third fiscal quarter, which is included in “other accrued expenses” in the Consolidated Balance Sheet. The dividends were paid on September 30, 2009, which is the third day of our fiscal fourth quarter. On November 29, 2009, the dividend rate in the Series A Perpetual Preferred Stock will increase from the current 10% per annum to 12% per annum, and continue at that rate until November 28, 2017.

The accreted value of the Series B Convertible Preferred Stock increased by $1.7 million during the nine months ended September 30, 2009.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Purchase Price Allocation

The purchase price for acquisitions is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values in accordance with U.S. GAAP requirements regarding accounting for business combinations. The determination of estimated fair values of identifiable intangible assets and certain tangible assets requires significant estimates and assumptions, including but not limited to, determining the estimated future cash flows, estimated useful lives of assets and appropriate discount rates. We believe the estimated fair values assigned to the Applebee’s assets acquired and liabilities assumed are based on reasonable assumptions.

Long-Lived Assets

We assess long-lived and intangible assets with finite lives for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. We consider factors such as the number of years the restaurant has been operated by us, sales trends, cash flow trends, remaining lease life and other factors which apply on a case-by-case basis. The analysis is performed at the individual restaurant level for indicators of permanent impairment. Recoverability of the restaurant’s assets is measured by comparing the assets’ carrying value to the undiscounted cash flows expected to be generated over the assets’ remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, the carrying amount is written down to the estimated fair value, and a loss resulting from impairment is recognized by charging to earnings. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

In accordance with U.S. GAAP governing the accounting for goodwill and other intangible assets, goodwill has been allocated to three reporting units, the IHOP franchised restaurants unit (“IHOP unit”), Applebee’s company-operated restaurants unit (“Applebee’s company unit”) and Applebee’s franchised restaurants unit (“Applebee’s franchise unit”). The significant majority of the Company’s goodwill resulted from the November 29, 2007 acquisition of Applebee’s and has been allocated between the two Applebee’s units. The goodwill allocated to the Applebee’s company unit was assessed as fully impaired during the year ended December 31, 2008. The Company tests goodwill and other indefinite life intangible assets for impairment on an annual basis in the fourth quarter. The impairment test of goodwill of the Applebee’s unit will be performed as of October 31, 2009. The impairment test of the goodwill of the IHOP unit will be performed as of December 31, 2009, the date as of which the analysis has been performed in prior years.

In addition to the annual test of impairment, goodwill must be evaluated more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company’s common stock. The Company has evaluated the events and circumstances that took place during the nine months ended September 30, 2009 and noted, among other things, that the same-store sales performance of IHOP and Applebee’s restaurants is within the range of expectations for 2009 and that the Company’s stock price has increased significantly since December 31, 2008. During the nine months ended September 30, 2009, the Company has taken impairment charges on four parcels of real estate, two Applebee’s restaurants and one IHOP restaurant (see “Comparison of the Nine Months ended September 30, 2009 and 2008 – Impairments and Closure Charges”).

These impairments were evaluated individually and collectively and were determined to have been necessitated by factors unique to the individual properties and were not considered indicative of impairment of goodwill or other intangible assets. The Company noted no other indicators of impairment. Based on the evaluation, the Company has concluded that an interim test of goodwill for impairment is not required as of September 30, 2009.

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

Leases

Our restaurants are located on (i) sites owned by us, (ii) sites leased by us from third parties and (iii) sites owned or leased by franchisees. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease in accordance with U.S. GAAP governing the accounting for leases.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. Prior to January 2, 2006, we capitalized rent expense from possession date through construction completion and reported the related asset in property and equipment. Capitalized rent was amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Straight-line rent recorded during the preopening period (construction completion through restaurant open date) was recorded as expense. Commencing January 2, 2006, we expense rent from possession date through restaurant open date, in accordance with U.S. GAAP addressing the accounting for rental costs incurred during a construction period. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement. We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of our leases as either operating or capital.

There is potential for variability in the rent holiday period, which begins on the possession date and ends on the restaurant open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally involve construction-related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater preopening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).

For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rents paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rent”). Contingent rent is accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with U.S. GAAP governing share-based payments. Accordingly, we measure stock-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. The fair value of each employee stock option and restricted stock award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based compensation. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining future stock-based compensation expense. Any such changes could materially impact our operations in the period in which the changes are made and in subsequent periods.

Derivative Financial Instruments

In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks. We account for our derivative instruments in accordance with U.S GAAP which requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships, which in turn determines whether changes in the fair value of derivatives are recorded through earnings or through accumulated other comprehensive income.

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

At inception of the hedge, we choose the Hypothetical Derivative Method of effectiveness calculation, which we must use for the life of the contract and we will measure effectiveness quarterly. When hedge treatment is achieved, the changes in fair values related to the effective portion of the derivatives are recorded in other comprehensive income or loss or in income/expense, depending on the designation of the derivative as a cash flow hedge. We obtain the values on a quarterly basis from the counterparty of the derivative contracts. The undesignated portion of the derivative contract is calculated and recorded in Company’s Consolidated Statements of Operations at the end of each quarter until settled.

Fair Value Measurements

The Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the hierarchy established in U.S. GAAP for fair value measurements. We measure our financial assets and liabilities using inputs from the following three levels of the fair value hierarchy:

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

•                  Level 3 includes unobservable inputs that reflect our assumptions about how market participants would price the asset or liability. We develop these inputs based on the best information available, including our own data.

For more information on the financial instruments the Company measures at fair value, see Note 13, Financial Instruments in “Notes to Consolidated Financial Statements.”

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

Under U.S. GAAP governing the accounting for uncertainty in income taxes, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or to reverse previously recorded tax liabilities.

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) amended U.S. GAAP with respect to fair value measurements. These amendments, among other things, defined “fair value”, established a framework for measuring fair value and expanded disclosures about fair value measurements. In February 2008, the FASB delayed for one year the applicability of the amended fair-value measurement requirements to certain nonfinancial assets and liabilities. The Company adopted the requirements that had been deferred on January 1, 2009. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB amended U.S. GAAP with respect to business combinations.  These amendments, among other things, established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. These amendments also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The amendments are effective for fiscal years beginning after December 15, 2008. The Company adopted the amended requirements for business combinations on January 1, 2009 and will apply the requirements prospectively.

In March 2008, the FASB amended U.S. GAAP with respect to derivative instruments and hedging activities. These amendments, among other things, require companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company adopted the new disclosure requirements on January 1, 2009. As the amendments did not change current accounting practice, there was no impact of the adoption to the Company’s results of operations and financial condition.

In April 2008, the FASB amended U.S. GAAP with respect to the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the amendments is to improve the consistency between the useful life of a recognized intangible asset under previously existing U.S. GAAP related to goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under U.S. GAAP with respect to business combinations. The Company adopted the amended requirements on January 1, 2009, and will apply the provisions prospectively to any intangible assets acquired after the effective date.

In June 2008, the FASB amended U.S. GAAP with respect to determining if an instrument granted in a share-based payment transaction is a participating security. These amendments, among other things, require unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. The Company retroactively adopted these amendments on January 1, 2009. The impact of the adoption on earnings per share as previously reported for the three- and nine-month periods ended September 30, 2008 was not material.

In April 2009, the FASB amended U.S. GAAP to address concerns regarding (a) determining whether a market is not active and a transaction is not orderly, (b) recognition and presentation of other-than-temporary impairments and (c) interim disclosures of fair values of financial instruments, respectively. The Company adopted these amendments effective April 1, 2009. There was no impact of the adoption on the Company’s consolidated financial statements.

In May 2009, the FASB amended U.S. GAAP with respect to subsequent events. These amendments, among other things, established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted these amendments effective April 1, 2009. There was no impact of the adoption on the Company’s consolidated financial statements.

In June 2009 the FASB established the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification became effective for the Company in the third fiscal quarter of 2009.  Adoption of the Codification did not have a material effect on the Company’s financial statements.

New Accounting Pronouncements

In June 2009, the FASB amended U.S. GAAP with respect to the accounting for transfers of financial assets. These amendments, among other things, clarified that the objective of U.S. GAAP is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets; limited the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset; and removed the concept of a qualifying special-purpose entity. The Company will be required to adopt these amendments effective January 1, 2010, and is currently evaluating the potential impact, if any, on its consolidated financial statements.

In June 2009, the FASB amended U.S. GAAP with respect to the consolidation of variable interest entities (“VIEs”). These amendments, among other things, (i) change existing guidance for determining whether an entity is a VIE; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and (iii) require enhanced disclosures about an entity’s involvement in a VIE. The Company will be required to adopt these amendments effective January 1, 2010, and is currently evaluating the potential impact, if any, on its consolidated financial statements.

In August 2009, the FASB amended U.S. GAAP with respect to measuring liabilities at fair value. These amendments provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We will be required to adopt these amendments in the fourth quarter of fiscal year 2009 and are currently evaluating the impact of adoption on our consolidated financial statements.

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

In cases of this type, conditional certification of the plaintiff class is granted under a lenient standard.  On January 15, 2009, the Company filed a motion seeking to have the class de-certified and the plaintiffs filed a motion for summary judgment, both of which were denied by the court.  The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri.  Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the 8th Circuit for review on interlocutory appeal.  Briefing on the issues for interlocutory appeal was completed by the parties on October 2, 2009.

The Company believes it has strong defenses to the substantive claims asserted and intends to vigorously defend this case.  An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

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

DineEquity, Inc. (Registrant)

October 28, 2009	BY:	/s/ JULIA A. STEWART
(Date)		Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

October 28, 2009		/s/ JOHN F. TIERNEY
(Date)		John F. Tierney Chief Financial Officer (Principal Financial Officer)

October 28, 2009		/s/ GREGGORY KALVIN
(Date)		Greggory Kalvin Vice President, Corporate Controller (Principal Accounting Officer)