Form 10-K
period 2009-12-31
DineEquity, Inc
filed 2010-03-04
CIK 49754

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2009: $431.9 million.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 26, 2010
Common Stock, $.01 par value	17,710,052

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 18, 2010 (the "2010 Proxy Statement") are incorporated by reference into Part III.

DINEEQUITY, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2009

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

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other filings with the Securities and Exchange Commission (the "SEC") are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not incorporated into this Annual Report on Form 10-K. Further, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. In addition, the public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC.

        We have a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. For convenience, we refer to all fiscal years as ending on December 31 and all fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 53 weeks in our 2009 fiscal year, which ended on January 3, 2010; the 2008 and 2007 fiscal years ended on December 28, 2008 and December 30, 2007, respectively, and each contained 52 weeks.

Background

        The first International House of Pancakes® ("IHOP") restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company or its predecessors have engaged in the development, operation and franchising of IHOP restaurants. In November 2007, we completed the acquisition of Applebee's International, Inc. ("Applebee's"). We currently own, operate and franchise two restaurant concepts in the casual dining and family dining categories: Applebee's Neighborhood Grill and Bar® and IHOP. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, and, unless the context reflects otherwise, whether operated by franchisees, area licensees or the Company. Retail sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. With over 3,400 franchised or company-operated restaurants combined, we are the largest full-service restaurant company in the world.

        This Annual Report on Form 10-K should be read in conjunction with the cautionary statements on page 28 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.—Forward Looking Statements."

Financial Information about Industry Segments

        We identify our segments based on the organizational units used by management to monitor performance and make operating decisions. Our segments, unchanged from prior years, are as follows: franchise operations, company restaurant operations, rental operations and financing operations. Within each segment, as applicable, we operate two distinct restaurant concepts: Applebee's and IHOP.

  Applebee's

        The franchise operations segment consists of 1,609 restaurants operated by Applebee's franchisees in the United States, one U.S. territory and 15 countries outside of the United States. Franchise operations revenue consists primarily of franchise royalty revenues and the portion of the franchise fees allocated to Applebee's intellectual property. Franchise operations expenses include pre-opening training expenses and other franchise-related costs.

        The company restaurant operations segment consists of 398 company-operated restaurants in the United States and one company-operated restaurant in China. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage (alcoholic and non-alcoholic), labor, benefits, utilities, rent and other restaurant operating costs.

        Rental operations activities are not currently a significant part of Applebee's business. Financing operations activities are not currently a part of Applebee's business.

  IHOP

        The franchise operations segment consists of 1,443 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and two countries outside of the U.S. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products (primarily pancake and waffle dry-mixes), franchise advertising fees and the portion of the franchise fees allocated to IHOP intellectual property. Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.

        The company restaurant operations segment consists of 12 company-operated restaurants in the United States and one restaurant reacquired from a franchisee that was operated by IHOP on a temporary basis until refranchised on January 4, 2010. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other restaurant operating costs.

        Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. Currently, the rental operations revenue and expenses are substantially generated by IHOP.

        Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

        Financial information for our four operating segments for the last three fiscal years is set forth in Note 22, Segment Reporting, of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Revenue derived from all foreign countries, in the aggregate, comprises less than 5% of total consolidated revenue.

Restaurant Concepts

  Applebee's

        We develop, franchise and operate restaurants in the bar and grill segment of the casual dining category of the restaurant industry under the name "Applebee's Neighborhood Grill & Bar." With 2,008 system-wide restaurants as of December 31, 2009, Applebee's Neighborhood Grill & Bar is the largest casual dining concept in the world, in terms of number of restaurants and market share. As of December 31, 2009, franchisees operated 1,609 of these restaurants and 399 restaurants were company-operated. The restaurants were located in 49 states, 16 countries outside of the United States and one U.S. territory.

        Each Applebee's restaurant is designed as an attractive, friendly, neighborhood establishment featuring high quality, moderately-priced food, alcoholic and non-alcoholic beverage items, table service and a comfortable atmosphere. Applebee's restaurants appeal to a wide range of customers including young adults, senior citizens and families with children.

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

        Prior to the opening of each new Applebee's restaurant, the franchisee and the Company enter into a separate franchise agreement for that restaurant. Our standard Applebee's franchise agreement provides for an initial term of 20 years and permits renewal for up to an additional 20 years upon payment of an additional franchise fee. Our current standard Applebee's franchise arrangement calls for an initial franchisee fee of $35,000 and a royalty fee equal to 4% of the restaurant's monthly net sales. We have agreements with a majority of our franchisees for Applebee's restaurants opened before January 1, 2000, which provide for royalty rates of 4% and extend the initial term of the franchise agreements until 2020. The terms, royalties and advertising fees under a limited number of franchise agreements and other franchise fees under older development agreements vary from the currently offered arrangements.

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

        We are pursuing a strategy that transitions from our current 80% franchised system to an approximately 98% franchised system. In order to accomplish this strategy we plan to franchise substantially all of the company-operated Applebee's restaurants while retaining restaurants in one company market in Kansas City. This heavily franchised business model is expected to require less capital investment, improve margins, and reduce the volatility of cash flow performance over time.

        We currently have 73 franchise groups, including 31 international franchisees. We have generally selected franchisees that are experienced multi-unit restaurant operators. Many franchisees have operated or concurrently operate other restaurant concepts. Our franchisees operate Applebee's restaurants in 49 states in the United States, 15 countries outside of the United States and one U.S. territory. We have assigned development rights to the vast majority of domestic areas in all states except Hawaii and the company-operated markets.

        As of December 31, 2009, there were 1,470 domestic franchise restaurants. During 2009, 18 domestic franchise restaurants opened, 25 domestic franchise restaurants closed and seven company-operated restaurants were franchised.

  International Franchising

        We continue to pursue franchising of the Applebee's concept as the primary method of international expansion. To this end we seek qualified franchisees that possess the resources needed to open multiple restaurants in each territory and are familiar with the specific local business environment in which they propose to develop and operate Applebee's restaurants. We currently are focusing on international franchising primarily in Canada, Mexico, Central and South America, and the Mediterranean/Middle East. We currently have 31 international franchisees. As of December 31, 2009, these franchisees operated 139 Applebee's restaurants. During 2009, 15 new international franchise restaurants were opened while four international franchise restaurants were closed. The success of further international expansion will depend on, among other things, local acceptance of the Applebee's concept and menu offerings and our ability to attract qualified franchisees and operating personnel. Our franchisees must comply with the regulatory requirements of the local jurisdictions.

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

        We maintain a Franchise Business Council which provides input about operations, marketing, product development and other aspects of restaurants for the purpose of improving the franchise system. As of December 31, 2009, the Franchise Business Council consisted of eight franchisee representatives and three members of our senior management team. One franchisee representative, the founder of Applebee's, is a member for life. The other franchisee representatives are elected by franchisees to staggered two-year terms. The Franchise Business Council is also responsible for the appointment of members to advisory committees related to marketing, restaurant operations, information technology and product development.

  Company-Operated Restaurants

        Historically, company-operated Applebee's restaurants have been clustered in targeted markets to increase consumer awareness and convenience and enable us to take advantage of operational, distribution and advertising efficiencies. We plan to continue to execute our strategy, initiated in 2008, of transitioning to an approximately 98% franchised system. The timing of completing this transition is subject to numerous variables, including qualifications of the prospective buyers, the economic climate in general and credit markets in particular, and the attainment of satisfactory valuations for each transaction.

        In 2009, we franchised seven company-owned restaurants in the New Mexico market, bringing the total number of company-operated restaurants that have been franchised to 110 since the transition process was begun in 2008.

        As of December 31, 2009, our company-operated Applebee's restaurants were located in the following areas:

Area
New England (includes Maine, Massachusetts, New Hampshire, New York, Rhode Island and Vermont)	71
Detroit/Southern Michigan	65
Minneapolis/St. Paul, Minnesota	63
Virginia	59
St. Louis, Missouri/Illinois	57
Kansas City, Missouri/Kansas	34
Washington, D.C. (includes Maryland and Virginia)	30
Central Missouri/Kansas/Arkansas	12
Memphis, Tennessee	7
Shanghai, China	1

399

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

  Future Restaurant Development

        There are currently 36 development agreements in place covering the entire United States (except Hawaii) and 15 development agreements calling for restaurant development in foreign countries. As noted above, we are in the process of franchising the majority of our domestic company-operated restaurants. In conjunction with the franchising of these restaurants, we expect to enter into development agreements with the new franchisees setting forth requirements for additional development in each market.

        In 2010, we expect franchisees to open a total of approximately 30 new Applebee's franchise restaurants. We currently do not plan to open any domestic company-operated restaurants. The following table represents Applebee's restaurant development commitments for 2010 and 2011. We have disclosed development commitments for only a two-year period as the Applebee's development agreements generally provide for a series of two-year development commitments after the initial development period.

	Contractual Opening of Restaurants by Year
	2010	2011
Domestic development agreements	19	16
International development agreements	14	9

Total	33	25

        The actual number of openings may differ from both our expectations and development commitments due to various factors, including economic conditions, franchisee access to capital, and the impact of currency fluctuations on our international franchisees. The timing of new restaurant openings may also be affected by various factors including weather-related and other construction delays and difficulties in obtaining regulatory approvals.

  Composition of Franchise System

        The number of restaurants held by an individual franchisee ranges from one to 205 restaurants. The table below sets forth information regarding the number of Applebee's restaurants owned by domestic franchisees as of December 31, 2009 as well as the total number of restaurants falling into each of the listed ownership ranges.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One to Ten	10	24%	60	4%
Eleven to Twenty-Five	13	31%	246	17%
Twenty-Six to Fifty	10	24%	378	26%
Fifty-One to One Hundred	7	17%	478	33%
One Hundred-One and over	2	5%	308	21%

Total(a)	42	100%	1,470	100%

(a)
Percentages may not add due to rounding.

        There were 31 international franchisees with 139 restaurants open as of December 31, 2009. All of these franchisees had fewer than 23 restaurants open as of December 31, 2009. In addition, three international franchisees had not yet opened a restaurant as of December 31, 2009.

  Menu

        Applebee's restaurants offer a diverse menu of high quality, moderately-priced food and beverage items consisting of traditional favorites and signature dishes. The restaurants feature a broad selection of entrees as well as appetizers, salads, sandwiches, specialty drinks and desserts. All Applebee's restaurants offer beer, wine, liquor and premium specialty drinks.

        During 2004, Applebee's began a five-year exclusive strategic alliance with Weight Watchers International, Inc. to offer Weight Watchers® branded menu items to our guests. At the conclusion of the exclusive agreement the parties entered into a new, non-exclusive endorsement agreement which became effective in January 5, 2009. Under the new agreement, Applebee's and participating franchisees pay Weight Watchers a royalty equal to 2.5% of the proceeds from the sale of Weight Watchers endorsed items on the Applebee's menu. The initial term of the agreement was for one year and has been extended through at least December 2010.

  Marketing and Advertising

        Applebee's has historically concentrated its advertising and marketing efforts primarily on food-specific promotions, as well as on Weight Watchers, Carside To Go™ and other Applebee's branded messaging. Our advertising and marketing includes national, regional and local expenditures, utilizing primarily television, radio, direct mail and print media, as well as alternative channels such as the Internet, product placements and the use of third-party retailers to market our gift cards. For the year ended December 31, 2009, approximately 4% of Applebee's company restaurant sales were allocated for marketing activities. This amount includes contributions to the national advertising fund, which develops and funds the national promotions and the development of television and radio commercials and print advertising materials. We focus the remainder of our company-operated restaurant marketing expenditures on local marketing in areas with company-operated restaurants.

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

  Supply Chain

        Maintaining high food quality, system-wide consistency and availability is the central focus of our supply chain program. We establish quality standards for products used in the restaurants, and we maintain a list of approved suppliers and distributors from which we and our franchisees must select. We periodically review the quality of the products served in our domestic restaurants in an effort to ensure compliance with these standards. Due to cultural and regulatory differences, we may have different requirements for restaurants opened outside of the United States. In February 2009, we announced the formation of Centralized Supply Chain Services, LLC ("CSCS" or the "Co-op"), an independent purchasing cooperative, to manage procurement activities for domestic Applebee's and IHOP restaurants choosing to join the cooperative (see "Purchasing Cooperative" below).

  Purchasing Cooperative

        In February 2009, CSCS, an independent cooperative entity, was formed to operate as a purchasing cooperative for the operators of Applebee's and IHOP domestic restaurants. The Company has appointed CSCS as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. The Company (as a restaurant operator) is a member of CSCS and has committed to purchase substantially all goods, equipment and distribution services for company-operated restaurants through the CSCS supply chain program. CSCS combines the purchasing volume for goods, equipment and distribution services within and across the Applebee's and IHOP concepts. Its mission is to achieve for its members the benefit of continuously available goods, equipment and distribution services in adequate quantities at the lowest possible sustainable prices. The operations of CSCS are funded by a separately stated administrative fee added to a product (or set of products) purchased by operators. As of December 31, 2009, 100% of Applebee's franchise restaurants and over 95% of IHOP franchise restaurants are members of CSCS.

        We believe the larger scale provided by combining the supply chain requirements of both brands will provide continuing cost savings and efficiencies while helping to ensure compliance with Company quality and safety standards. We also believe that the Co-op will result in closer alignment of interests and a stronger relationship with the franchise community.

  IHOP

        We develop, franchise and operate restaurants in the family dining category of the restaurant industry under the names "IHOP" and "International House of Pancakes." As of December 31, 2009, there were a total of 1,456 IHOP restaurants of which 1,279 were subject to franchise agreements, 164 were subject to area license agreements and 13 were company-operated restaurants. Franchisees and area licensees are independent third parties who are licensed by us to operate their restaurants using our trademarks, operating systems and methods and offer a broad range of entrees, appetizers, desserts and non-alcoholic beverages specified by IHOP, including our award-winning pancakes. We own and operate ten IHOP restaurants in the Cincinnati market primarily for testing new menu items and operational or procedural systems and for other research and development purposes. We also operate two IHOP Café restaurants, a new, non-traditional format currently under evaluation for possible additional development. In addition we may also operate, from time to time on a temporary basis until refranchised, IHOP restaurants that we reacquire for a variety of reasons from IHOP franchisees. IHOP restaurants are located in all 50 states of the United States, in the District of Columbia, and internationally in Canada, Mexico, Puerto Rico and the U.S. Virgin Islands.

        IHOP restaurants feature full table service and high quality, moderately priced food and beverage offerings in an attractive and comfortable atmosphere. Although the restaurants are best known for their award-winning pancakes, omelets and other breakfast specialties, IHOP restaurants offer a variety of lunch, dinner and snack items as well. IHOP restaurants are open throughout the day and evening hours, and many operate 24 hours a day.

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

  Current Business Model

        Under our Current Business Model, a potential franchisee first negotiates and enters into a single-store development agreement or a multi-store development agreement with the Company and, upon completion of a prescribed approval procedure, is primarily responsible for the development and financing of one or more new IHOP franchised restaurants. In general, we do not provide any financing with respect to the franchise fee or otherwise under the Current Business Model. The franchise developer uses its own capital and financial resources along with third-party financial sources arranged for by the franchise developer to purchase or lease a restaurant site, build and equip the business and fund its working capital needs. The principal terms of the franchise agreements entered into under the Previous Business Model and the Current Business Model, including the franchise royalties and the franchise advertising fees, are substantially the same except with respect to the terms relating to the franchise fee. Of the 1,443 IHOP restaurants subject to franchise and area license agreements as of December 31, 2009, a total of 347 operate under the Current Business Model.

        The revenues received by the Company from a typical franchise development arrangement under the Current Business Model include (a) (i) a location fee equal to $15,000 upon execution of a single-store development agreement or (ii) a development fee equal to $20,000 for each IHOP restaurant that the franchisee contracts to develop upon execution of a multi-store development agreement; (b) a franchise fee equal to (i) $50,000 (against which the $15,000 location fee will be credited) for a restaurant developed under a single-store development agreement or (ii) $40,000 (against which the $20,000 development fee will be credited) for each restaurant developed under a multi-store development agreement, in each case paid upon execution of the franchise agreement; (c) franchise royalties equal to 4.5% of weekly gross sales; (d) revenue from the sale of pancake and waffle dry-mixes; and (e) franchise advertising fees. The franchise agreements generally provide for advertising fees comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales under the franchise agreement, which was typically used to cover the cost of local media purchases and other local advertising expenses incurred by a local advertising cooperative, and (ii) a national advertising fee equal to 1.0% of weekly gross sales under the franchise agreement. Area licensees are generally required to pay lesser amounts toward advertising. Beginning in 2005, the Company and the IHOP franchisees agreed to reallocate portions of the local advertising fees to purchase national broadcast, syndication and cable television time in order to reach our target audience more frequently and more cost effectively (see "Marketing and Advertising").

  Previous Business Model

        IHOP franchised restaurants established prior to 2003 under our Previous Business Model were generally developed by the Company. The Company was involved in all aspects of the development and financing of the restaurants. Under the Previous Business Model, the Company typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Of the 1,443 IHOP restaurants subject to franchise and area license agreements as of December 31, 2009, a total of 1,096 operate under the Previous Business Model.

        The revenues received from a restaurant franchised under the Previous Business Model include: (a) the franchise fee, a portion of which (typically 20%) was paid upon execution of the franchise agreement; (b) interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes; (c) franchise royalties typically equal to 4.5% of weekly gross sales; (d) lease or sublease rents for the restaurant property and building; (e) rent under an equipment lease; (f) revenues from the sale of pancake and waffle dry-mixes; and (g) franchise advertising fees as described above.

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

  Area License Agreements and International Franchise Agreements

        We have entered into three long-term area license agreements covering the state of Florida and certain counties in the state of Georgia and the province of British Columbia, Canada. As of December 31, 2009, the area licensees for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 152 IHOP restaurants, and the area licensees for the province of British Columbia, Canada operated or sub-franchised a total of 12 IHOP restaurants. The area license agreements provide for royalties ranging from 0.5% to 2.0% of gross sales and advertising fees equal to 0.25% of gross sales. The area license agreements provide the licensees with the right to develop new IHOP restaurants in their respective territories. We also derive revenues from the sale of proprietary products to these area licensees and in certain instances their sub-franchisees. We treat the revenues from our area licensees as franchise operations revenues for financial reporting purposes.

  Franchise Operations

        IHOP's Operations Department is charged with ensuring that high operational standards are met at all times by our franchisees. Operating standards have been developed in consultation with franchisees and are detailed in the "IHOP Manual of Standard Operating Procedures." Due to cultural and regulatory differences we may have different requirements for restaurants opened outside of the United States.

        We highly value good franchisor/franchisee relations and strive to maintain positive working relationships with our franchisees. We sponsor the IHOP Franchise Board of Advisors, an elected body of IHOP franchisees formed to advise and assist IHOP management with respect to a broad range of matters relating to the operation of IHOP restaurants. The group meets with IHOP management at least three times a year to discuss operational issues, marketing matters, development and construction issues, information technology and many other topics. In February 2009, we announced the formation of CSCS, an independent purchasing cooperative to manage all procurement activities for domestic Applebee's and IHOP restaurants choosing to join the cooperative (see "Purchasing Cooperative" on page 9).

  Company-Operated Restaurants

        Company-operated IHOP restaurants are essentially comprised of our IHOP-owned restaurants in the Cincinnati, Ohio market. In addition, from time to time, restaurants developed by us under the Previous Business Model are returned by franchisees to us and may be operated by the Company for an indefinite period until they are refranchised. As of December 31, 2009, there were a total of 13 company-operated restaurants, 10 of which were located in the Cincinnati market, two of which were IHOP Cafés and one was a former franchise restaurant being operated temporarily that was refranchised in January 2010.

        We utilize the company-operated restaurants in the Cincinnati market to facilitate the testing of new building types and remodel designs, new products and equipment, new operational procedures, and new marketing, brand and design elements.

  Restaurant Development

        The Current Business Model relies on franchisees to obtain their own financing to develop IHOP restaurants. We review and approve the franchisees' proposed sites but do not contribute capital or become the franchisees' landlord. Under the Current Business Model, substantially all new IHOP restaurants are financed and developed by franchisees or area licensees. In 2009, our franchisees and area licensees financed and developed 75 new restaurants and we developed one company-operated IHOP Café restaurant. We currently do not intend to build additional traditional IHOP restaurants in the Cincinnati market.

        New IHOP restaurants are only developed after a stringent site selection process. All restaurant development is approved by the Franchise Review Committee comprised of senior management. We expect our franchisees to add restaurants to the IHOP system in major markets where we already have a core guest base. We believe that concentrating growth in existing markets allows us to achieve economies of scale in our supervisory and advertising functions. We also look to have our franchisees strategically add restaurants in new markets in which we currently have no presence or our presence is limited.

  Future Restaurant Development

        In 2009, IHOP entered into 13 franchise development agreements. As of December 31, 2009, we had signed commitments from franchisees to build 254 IHOP restaurants over the next eight years plus options for an additional 103 restaurants. This number includes 16 restaurants under single-store development agreements, 266 restaurants under multi-store development agreements and 75 restaurants under international development agreements.

        In 2010, we expect to open a total of 60 to 70 new IHOP restaurants, including 50 to 55 franchise restaurants, three to four area license restaurants in Florida and seven to 11 restaurants outside the U.S. or in non-traditional channels.

        The following table represents our IHOP restaurant development commitments, including options, as of December 31, 2009:

		Contractual Openings of Restaurants by Year
	Number of Signed Agreements at 12/31/09	2010	2011	2012	2013 and thereafter	Total
Single-store development agreements	16	12	4	—	—	16
Multi-store development agreements	72	57	49	34	126	266
International development agreements	6	7	6	3	59	75

Total	94	76	59	37	185	357

        The actual number of openings in any period may differ from both our expectations and the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals and various economic factors.

  Composition of Franchise System

        The number of restaurants held by an individual franchisee ranges from one to 58 restaurants. The table below sets forth information regarding the number of IHOP restaurants owned by domestic franchisees as of December 31, 2009 as well as the total number of restaurants falling into each of the listed ranges.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One	181	50%	181	14%
Two to Five	121	34%	337	26%
Six to Ten	31	9%	223	17%
Eleven to Fifteen	12	3%	143	11%
Sixteen and over	15	4%	395	31%

Total(a)	360	100%	1,279	100%

(a)
Percentages may not add due to rounding.

  Menu

        The IHOP menu offers a large selection of high-quality, moderately priced products designed to appeal to a broad base of customers. These include a wide variety of pancakes, waffles, omelets and breakfast specialties, chicken, steak, sandwiches, salads and lunch and dinner specialties. Most IHOP restaurants offer special items for children and seniors at reduced prices. In recognition of local tastes, IHOP restaurants typically offer a few regional specialties that complement the IHOP core menu. Our Food and Beverage Innovation Department works together with franchisees and our Marketing

Department to develop new menu and promotion ideas. These new items are thoroughly evaluated in our test kitchen and in limited regional tests with consumers, including operational tests, before being introduced throughout the system through core menu updates. The purpose of adding new items and improving existing items is to broaden the appeal of our food to our guests and continually give them new reasons to return to our restaurants. These efforts are based on consumer research, feedback and benchmarking, which help to identify opportunities to improve existing items as well as for developing new items.

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

        Beginning in 2005, we and the franchisees have reallocated a portion of the local advertising fees to national media in order to take advantage of buying efficiencies associated with national broadcast, syndication and cable media. For 2007 and 2008 the franchisees agreed to reallocate one half of their local advertising fees to national media spending; for 2010 and 2009 the franchisees agreed to reallocate 62% of their local advertising fees. As a result, more of our television advertising will be seen on national broadcast, syndication and cable media.

        In 2009, we expanded the scope of our gift card program by utilizing third-party retailers to market our gift cards.

  Supply Chain

        IHOP has entered into supply contracts for pancake and waffle dry-mixes and pricing agreements for most major products carried in IHOP restaurants to ensure the availability of quality products at competitive prices. IHOP has negotiated other agreements or arrangements with food distribution companies to limit markups charged on food and restaurant supplies purchased by individual IHOP restaurants. In some instances, IHOP is required to enter into commitments to purchase food and other items on behalf of the IHOP system as a whole for the purpose of supplying limited time promotions. In February 2009, we announced the formation of CSCS, an independent purchasing cooperative to manage procurement activities for domestic Applebee's and IHOP restaurants choosing to join the cooperative (see "Purchasing Cooperative" on page 9).

Industry Overview and Competition

        The Applebee's and IHOP restaurant chains are among the numerous restaurant chains and independent restaurants competing in the $550 billion-plus consumer food service market in the United States. The restaurant business is generally categorized into segments by price point ranges, the types of food and beverages offered and the types of service available to consumers. These segments include, among others, fast food or quick service restaurants ("QSR"), family dining, casual dining and fine dining. Each of these segments can be broken down further into the type of food served by the restaurant. For example, the QSR category includes sandwich chains, hamburger chains and other chains.

        Applebee's competes in the casual dining segment against national and multi-state operators such as Chili's, T.G.I. Friday's and Ruby Tuesday's, among others. In addition, there are many independent restaurants across the country in the casual dining segment. Casual dining restaurants offer full table service and typically have bars or serve liquor, wine and beer. Applebee's is the largest casual dining brand in the world, in terms of number of restaurants and market share.

        IHOP competes in the family dining segment against national and multi-state operators such as Denny's, Cracker Barrel Old Country Store, Bob Evans Restaurants and Perkins Restaurant and Bakery. In addition, there are many independent restaurants and diners across the country in the family dining segment. Family dining restaurants offer full table service, typically do not have bars or serve liquor, and usually offer breakfast in addition to lunch and dinner items. IHOP is the largest family dining brand in the world, in terms of number of restaurants and system-wide sales.

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

Trademarks and Service Marks

        We own the rights to the "Applebee's Neighborhood Grill & Bar®" service mark and certain variations thereof and to other service marks used in our Applebee's system in the United States and in various foreign countries. In addition, we own trademarks and service marks used in the IHOP system, including "International House of Pancakes®," "IHOP" and variations of each, as well as "The Never Empty Coffee Pot," "Rooty Tooty Fresh 'N Fruity," "Harvest Grain 'N Nut," and "Come Hungry, Leave Happy." We have registered or applied to register our material trademarks and service marks with the United States Patent and Trademark Office. We also register new trademarks and service marks from time to time. We will protect our trademarks and service marks by appropriate legal action when necessary.

Seasonal Operations

        We do not consider our operations to be seasonal to any material degree.

Government Regulation

        We are subject to Federal Trade Commission ("FTC") regulation and a number of state laws which regulate the offer and sale of franchises. We are also subject to a number of state laws which regulate substantive aspects of the franchisor- franchisee relationship. The FTC's Trade Regulation Rule on Franchising, as amended (the "FTC Rule"), requires us to furnish to prospective franchisees a Franchise Disclosure Document containing information prescribed by the FTC Rule.

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

Employees

        At December 31, 2009, we employed approximately 22,900 employees, of whom approximately 650 were full-time, non-restaurant, corporate personnel. Our employees are not presently represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our relations with employees are good.

Item 1A.    Risk Factors.

        General economic conditions that are largely out of our control could adversely affect the Company's business, results of operations, liquidity and capital resources.    Our business is dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics that frequently patronize Applebee's or IHOP restaurants. If our customers' disposable income available for discretionary spending is reduced (because of circumstances such as job losses, credit constraints and higher housing, taxes, energy, interest or other costs) or where the perceived wealth of customers has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our business could experience lower sales and customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants or fast casual dining) or choose alternatives to dining out. Any resulting decreases in customer traffic or average value per transaction will negatively impact the financial performance of Applebee's or IHOP company-operated restaurants, as reduced gross sales result in downward pressure on margins and profitability. These factors could also reduce gross sales at franchise restaurants, resulting in lower royalty payments from franchisees, and reduce profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments as they become due. Reduction in cash flows from either company-operated or franchised restaurants could have a material adverse effect on the Company's liquidity and capital resources.

        We incurred substantial indebtedness to finance the Applebee's acquisition which could adversely affect our business and limit our ability to respond to changes in our business.    As of December 31, 2009, we had outstanding long-term debt of approximately $1.6 billion, almost all of which was incurred to finance the 2007 acquisition of Applebee's. In addition, we may incur additional debt to the extent permitted under the terms of our debt covenants. Our substantial indebtedness and the fact that we are contractually obligated to apply a large portion of our cash flow from operations to make payments of interest and principal on our indebtedness has, among other ramifications:

  •
  reduced funds available for capital expenditures, acquisitions and other purposes;

  •
  increased our vulnerability to adverse economic and industry conditions;

  •
  limited our ability to obtain additional financing; and

  •
  limited our ability to apply proceeds from a securities offering or asset sale to purposes other than the repayment of debt.

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

        We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.    The Applebee's and IHOP November 2007 securitization indebtedness has an accelerated payment date of December 2012, with possible extensions available until June 2013. The IHOP March 2007 securitization indebtedness has an accelerated payment date of March 2012, with possible extensions available until March 2014. Our ability to make interest and principal payments on our indebtedness and to refinance our indebtedness prior to the accelerated payment date will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, if currently anticipated cost savings and operating improvements are not realized on schedule, in the amounts anticipated or at all, or if future borrowings are not available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled interest and principal payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, defer payment of Series A Preferred Stock dividends (and by so doing incur a higher dividend rate), delay capital expenditures or seek additional equity. If we are unable to refinance our indebtedness on commercially reasonable terms or at all, or to effect any other action relating to our indebtedness on satisfactory terms or at all, the indebtedness will be subject to rapid amortization no later than June 2013 because if the IHOP November 2007 securitization debt goes into rapid amortization, the IHOP March 2007 securitization debt will go into rapid amortization even if extended to March 2014. Under rapid amortization, all excess cash flow (after all required payments have been made) will be deposited in the principal payment account and used to repay principal of the applicable securitization debt.

        Declines in our financial performance could result in additional impairment charges in future periods.    U.S. generally accepted accounting principles require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions as to same-store sales trends, future development plans and brand-enhancing initiatives, among other things. Significant underachievement of forecasted results could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. As of December 31, 2009 our total stockholders' equity was $69.9 million. A significant impairment writedown of goodwill, intangible assets or long-lived assets in the future could result in a deficit balance in stockholders' equity. While such a deficit balance would not create an incident of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.

        The restaurant industry is highly competitive, and that competition could lower our revenues, margins and market share.    The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants. The restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food. Each Applebee's and IHOP restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as similar styles of businesses. The trend toward convergence in grocery, deli, and restaurant services may increase the number and variety of Applebee's and IHOP restaurants' competitors. In addition to the prevailing baseline level of competition, major market players in non-competing industries may choose to enter the food services market. Such increased competition could have a material adverse effect on the financial condition and results of operations of Applebee's or IHOP restaurants in affected markets. Applebee's and IHOP restaurants also compete with other restaurant chains for qualified management and staff, and we compete with other restaurant chains for available locations for new restaurants. Applebee's and IHOP restaurants also face competition from the introduction of new products and menu items by competitors, as well as substantial price discounting, and are likely to face such competition in the future. Although we may implement a number of business strategies, the future success of new products, initiatives and overall strategies is highly difficult to predict and will be influenced by competitive product offerings, pricing and promotions offered by competitors. Our ability to differentiate the Applebee's and IHOP brands from their competitors, which is in part limited by the advertising monies available to us and by consumer perception, cannot be assured. These factors could reduce the gross sales or profitability at Applebee's or IHOP restaurants, which would reduce the revenues generated by company-owned restaurants and the franchise payments received from franchisees.

        Our business strategy may not achieve the anticipated results.    We expect to continue to apply a new business strategy that includes, among other things, (i) the franchising of more than 90% of the Applebee's company-operated restaurants, (ii) specific changes in the manner in which our Applebee's and IHOP businesses are managed and serviced, such as the February 2009 establishment of a purchasing cooperative, and the procurement of products and services from such purchasing cooperative, (iii) the possible introduction of new restaurant concepts and (iv) more generally, improvements to the overall performance of the Applebee's business by applying some of the strategies we previously applied to the IHOP restaurant business. However, the Applebee's business is different in many respects from the IHOP business. In particular, the Applebee's restaurants are part of the casual dining segment of the restaurant industry whereas the IHOP restaurants are part of the family dining segment, and the Applebee's business is larger, distributed differently across the United States and appeals to a somewhat different segment of the consumer market. Therefore, there can be no assurance that the business strategy we apply to the Applebee's business will be suitable or will achieve similar results to the application of such business strategy to the IHOP system. In particular, the franchising of Applebee's company-operated restaurants may not improve the performance of such restaurants and may not reduce the capital expenditures to the extent we anticipate or result in the other intended benefits of the strategy. The actual benefit from the franchising of the Applebee's company-operated restaurants is uncertain and may be less than anticipated.

        As of December 31, 2009 we have franchised 110 of the Applebee's company-operated restaurants acquired on November 29, 2007. There can be no assurance that we will be able to complete the refranchising of a substantial majority of the remaining 399 company-operated restaurants on desirable terms or within the anticipated time frame. The anticipated proceeds from the refranchising of the company-operated restaurants are based on current market values, recent comparable transaction valuations, and a number of other assumptions. The franchising of Applebee's company-operated restaurants is not expected to be completed for several years. If market rents, comparable transaction valuations or other assumptions prove to be incorrect, the actual proceeds from the franchising of the company-operated restaurants may be different than anticipated. In addition, adverse economic, market or other conditions existing in the states in which company-operated real property is located may adversely affect our ability to execute the franchising transactions or to achieve the anticipated returns from such transactions. Market conditions may have changed at the time the franchising transactions occur. Finally, the operational improvement initiatives or purchasing initiatives may not be successful or achieve the desired results. In particular, there can be no assurance that the existing franchisees or prospective new franchisees will respond favorably to such initiatives.

        Factors specific to the restaurant industry, some of which are outside of our control, may have a material adverse effect on our business.    The sales and profitability of our restaurants and, in turn, payments from our franchisees may be negatively impacted by a number of factors, some of which are outside of our control. The most significant are:

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

  •
  negative trends in operating expenses such as: (i) increases in food costs including rising commodity costs; (ii) increases in labor costs including increases mandated by minimum wage and other employment laws, immigration reform, the potential impact of union organizing efforts, increases due to tight labor market conditions and rising health care and workers compensation costs; and (iii) increases in other operating costs including advertising, utilities, lease-related expenses and credit card processing fees;

  •
  the inability to open new restaurants that achieve and sustain acceptable sales volumes;

  •
  the inability to increase menu pricing to offset increased operating expenses;

  •
  failure to effectively manage further penetration into mature markets;

  •
  negative trends in the availability of credit and in expenses such as interest rates and the cost of construction materials that will affect our ability or our franchisees' ability to maintain and refurbish existing stores;

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

        Shortages or interruptions in the supply or delivery of food supplies could have a material adverse effect on our system-wide sales, revenues or profits.    Our franchised and company-operated restaurants are dependent on frequent deliveries of fresh produce, groceries and other food and beverage products. This subjects us to the risk of shortages or interruptions in food and beverage supplies which may result from a variety of causes including, but not limited to, shortages due to adverse weather, labor unrest, political unrest, terrorism, outbreaks of food-borne illness or other unforeseen circumstances. Such shortages could adversely affect our revenue and profits. The inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the profits generated by company-operated restaurants or the payments we receive from franchisees.

        Changing health or dietary preferences may cause consumers to avoid Applebee's and IHOP's products in favor of alternative foods.    The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, and the impact on consumer eating habits of new information regarding diet, nutrition and health. Our franchise development and system-wide sales depend on the sustained demand for our products, which may be affected by factors we do not control. Changes in nutritional guidelines issued by the United States Department of Agriculture, issuance of similar guidelines or statistical information by federal, state or local municipalities, or academic studies, among other things, may impact consumer choice and cause consumers to select foods other than those that are offered by Applebee's or IHOP restaurants. We may not be able to adequately adapt Applebee's or IHOP restaurants' menu offerings to keep pace with developments in current consumer preferences, which may result in reductions to the revenues generated by our company-operated restaurants and the franchise payments we receive from franchisees.

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

        We and our franchisees must also comply with Title III of the Americans with Disabilities Act (the "ADA"). Compliance with the ADA generally requires that public spaces provide reasonable accommodation to disabled individuals and that new commercial spaces or modifications of commercial spaces conform to specific accessibility guidelines unless materially unfeasible. Although newer restaurants are designed to meet the ADA construction standards, some older restaurants may not meet the ADA standards. A finding of noncompliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants or additional capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely affect our revenue or profits.

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

  •
  the availability of financing, at acceptable rates and terms, to both franchisees and third-party landlords, for restaurant development;

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

        Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater credit risk.    As of December 31, 2009, Applebee's franchisees operated 1,470 Applebee's restaurants in the United States, which restaurants comprised 79% of the total Applebee's restaurants in the United States. As of December 31, 2009, the nine largest Applebee's franchisees owned 786 restaurants, representing 53% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of credit risk in respect of such franchisees because their financial obligations to us are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experiences financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements including payments to us and the maintenance and improvement of its restaurants. If any of these franchisees are subject to bankruptcy or insolvency proceedings, a bankruptcy court may prevent the termination of the related franchise agreements and development Agreements. Any franchisee that is experiencing financial difficulties may also be unable to participate in implementing changes to our business strategy. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with its other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. The franchising of most the company-operated Applebee's restaurants that is part of our strategy is not expected to reduce the degrees of concentration of franchised Applebee's restaurants because the existing franchisees are the likely candidates to acquire company-operated restaurants. The concentration of the franchised Applebee's restaurants in a limited number of franchisees may also reduce our negotiating power with respect to the terms of sale of the company-operated Applebee's restaurants. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurant may be materially adversely affected.

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

        An insolvency or bankruptcy proceeding involving a franchisee could prevent the collection of payments or the exercise of rights under the related franchise agreement.    An insolvency proceeding involving a franchisee could prevent us from collecting payments or exercising any of our other rights under the related franchise agreement. In particular, the protection of the statutory automatic stay that arises by operation of Section 362 of the United States Bankruptcy Code upon the commencement of a bankruptcy proceeding by or against a franchisee would prohibit us from terminating a franchise agreement previously entered into with a franchisee. Furthermore, a franchisee that is subject to bankruptcy proceedings may reject the franchise agreement in which case we would be limited to a general unsecured claim against the franchisee's bankruptcy estate on account of breach-of-contract damages arising from the rejection. Payments previously made to us by a franchisee that is subject to a bankruptcy proceeding may also be recoverable on behalf of the franchisee as a preferential transfer under the United States Bankruptcy Code.

        Third-party claims with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues.    There can be no assurance that third parties will not assert infringement or misappropriation claims against us, or assert claims that our rights in our trademarks, service marks and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on us or our franchisees if such claims were to be decided against us. If our rights in any intellectual property were invalidated or deemed unenforceable, it could permit competing uses of intellectual property which, in turn, could lead to a decline in restaurant revenues and sales of other branded products and services (if any). If the intellectual property became subject to third-party infringement, misappropriation or other claims, and such claims were decided against us, then we could be required to develop or adopt non-infringing intellectual property or acquire a license to the intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third party claims.

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

        We are heavily dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.    We rely heavily on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. Significant capital investments might be required to remediate any problems.

        Failure to protect the integrity and security of individually identifiable data of customers, vendors or employees may subject us to loss and harm our brands.    We might receive and maintain, for varying lengths of time, certain personal or business information about customers, vendors and employees. The use of this information by us is regulated by federal and state laws, as well as by certain third-party agreements. If our security and information systems are compromised or our employees or if franchisees fail to comply with these laws and regulations, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could result in costs to defend or settle litigation, to pay judgments awarded from litigation, or pay penalties resulting from violation of federal and state laws and payment card industry regulations. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with said laws and regulations.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The table below shows the location and ownership of the combined 3,464 Applebee's and IHOP restaurants as of December 31, 2009:

	Applebee's			IHOP
	Franchise	Company- Operated	Total	Franchise	Company- Operated	Area License	Total
United States
Alabama	29	—	29	18	—	—	18
Alaska	2	—	2	4	—	—	4
Arizona	33	—	33	36	—	—	36
Arkansas	9	2	11	14	—	—	14
California	112	—	112	227	1	—	228
Colorado	27	—	27	29	—	—	29
Connecticut	9	—	9	6	—	—	6
Delaware	12	—	12	5	—	—	5
District of Columbia	—	—	—	1	—	—	1
Florida	106	—	106	—	—	148	148
Georgia	69	—	69	70	—	4	74
Hawaii	—	—	—	6	—	—	6
Idaho	12	—	12	9	—	—	9
Illinois	52	14	66	52	—	—	52
Indiana	59	7	66	20	—	—	20
Iowa	27	—	27	9	—	—	9
Kansas	19	15	34	18	—	—	18
Kentucky	32	5	37	2	1	—	3
Louisiana	17	—	17	25	—	—	25
Maine	—	11	11	1	—	—	1
Maryland	14	12	26	30	—	—	30
Massachusetts	—	32	32	16	—	—	16
Michigan	21	65	86	18	—	—	18
Minnesota	2	59	61	9	—	—	9
Mississippi	15	3	18	9	—	—	9
Missouri	2	60	62	23	—	—	23
Montana	7	—	7	5	—	—	5
Nebraska	19	—	19	5	—	—	5
Nevada	14	—	14	23	—	—	23
New Hampshire	—	16	16	2	—	—	2
New Jersey	56	—	56	39	—	—	39
New Mexico	18	—	18	12	—	—	12
New York	106	1	107	47	—	—	47
North Carolina	55	2	57	40	—	—	40
North Dakota	11	—	11	1	—	—	1
Ohio	96	—	96	20	9	—	29
Oklahoma	20	—	20	24	—	—	24
Oregon	21	—	21	7	—	—	7
Pennsylvania	74	2	76	18	—	—	18
Rhode Island	—	8	8	2	—	—	2
South Carolina	41	—	41	25	—	—	25
South Dakota	6	—	6	5	—	—	5
Tennessee	34	4	38	32	—	—	32
Texas	92	—	92	180	2	—	182
Utah	16	—	16	19	—	—	19
Vermont	—	3	3	1	—	—	1
Virginia	2	71	73	53	—	—	53
Washington	39	—	39	29	—	—	29
West Virginia	15	2	17	6	—	—	6
Wisconsin	43	4	47	13	—	—	13
Wyoming	5	—	5	3	—	—	3

Total Domestic	1,470	398	1,868	1,268	13	152	1,433

	Applebee's			IHOP
	Franchise	Company- Operated	Total	Franchise	Company- Operated	Area License	Total
International
Bahrain	1	—	1	—	—	—	—
Brazil	9	—	9	—	—	—	—
Canada	25	—	25	2	—	12	14
Chile	2	—	2	—	—	—	—
China	—	1	1	—	—	—	—
Costa Rica	1	—	1	—	—	—	—
Greece	8	—	8	—	—	—	—
Guatemala	3	—	3	—	—	—	—
Honduras	7	—	7	—	—	—	—
Jordan	1	—	1	—	—	—	—
Kuwait	5	—	5	—	—	—	—
Lebanon	1	—	1	—	—	—	—
Mexico	56	—	56	7	—	—	7
Puerto Rico	2	—	2	1	—	—	1
Qatar	4	—	4	—	—	—	—
Saudi Arabia	12	—	12	—	—	—	—
United Arab Emirates	2	—	2	—	—	—	—
St. Croix, Virgin Islands	—	—	—	1	—	—	1

Total International	139	1	140	11	—	12	23

Totals	1,609	399	2,008	1,279	13	164	1,456

        As of December 31, 2009, we operated 399 Applebee's restaurants and 13 IHOP restaurants for a total of 412 company-operated restaurants. Of these restaurants, we leased the building for 55 sites, owned the building and leased the land for 183 sites, owned the land and building for 12 sites and leased the land and building for 162 sites.

        Of the 1,279 franchisee-operated IHOP restaurants, 62 were located on sites owned by us, 696 were located on sites leased by us from third parties and 521 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by the area licensee and all of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensee or the franchisee.

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

        We currently lease our principal corporate offices and IHOP restaurant support center in Glendale, California, under a lease expiring in June 2020. The Applebee's restaurant support center is located in the Kansas City metropolitan area under a lease expiring in July 2023. We also lease a small executive suite space for our company operations in the Cincinnati market.

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

        The Company believes it has strong defenses to the substantive claims asserted and intends to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter. It is reasonably possible that future events will occur in the near term that provide clarification as to an estimate of the possible loss, if any, or the range of the loss related to this matter.

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DIN". The following table sets forth the high and low sales prices of our common stock on the NYSE, and dividends paid, for each quarter of 2009 and 2008.

	Fiscal Year 2009			Fiscal Year 2008
	Prices			Prices
			Dividends Paid			Dividends Paid
Quarter	High	Low		High	Low
First	$14.56	$5.24	$0.00	$55.77	$34.70	$0.25
Second	$34.71	$10.48	$0.00	$53.50	$35.65	$0.25
Third	$33.06	$20.25	$0.00	$38.98	$14.91	$0.25
Fourth	$26.44	$19.97	$0.00	$18.62	$5.65	$0.25

Holders

        As of February 1, 2010, there were approximately 6,100 registered holders of record of our common stock. That number excludes the beneficial owners of shares held in "street" name through banks, brokers and other financial institutions.

Dividends

        The Company had accrued $0.2 million as dividends for the Series A Perpetual Preferred Stock as of the end of fiscal 2009 (January 3, 2010).

        The Company's most recent quarterly dividend of $0.25 per common share was paid in December 2008. Effective December 11, 2008, the Company suspended the payment of its quarterly cash dividend to common shareholders for the foreseeable future in order to maximize the financial flexibility of the Company. Future dividend payments on the common shares may be resumed at the discretion of the Board of Directors after consideration of the Company's earnings, financial condition, cash requirements, future prospects and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2009, regarding shares outstanding and available for issuance under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,659,100	$21.30	1,248,046
Equity compensation plans not approved by security holders	—	—	—

Total	1,659,100	$21.30	1,248,046

        The number of securities remaining available for future issuance includes 1,226,146 shares and 21,900 shares under our 2001 Stock Incentive Plan and 2005 Stock Incentive Plan for Non-Employee Directors, respectively. Please refer to Note 18, Stock-Based Incentive Plans, in the Notes to the Consolidated Financial Statements for a description of each plan.

Issuer Purchases of Equity Securities

        In January 2003, our Board of Directors authorized a program to repurchase shares of our common stock. The Board approved the repurchase of up to 7.2 million shares of common stock from time to time, depending on market conditions and other factors. No repurchases were made during 2008 or 2009. In February 2009, the Board of Directors cancelled the authorization to repurchase any additional shares under this program. A total of 6,327,877 shares were repurchased under the stock repurchase program prior to the cancellation of the program.

        During 2009, a total of 50,927 shares of restricted stock were surrendered to the Company at an average price of $11.87 per share to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees under our 2001 Stock Incentive Plan.

Stock Performance Graph

        The graph below shows a comparison of the cumulative total shareholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Value-Line Restaurants Index ("Restaurant Index") over the five-year period ended December 31, 2009. The graph and table assume $100 invested at the close of trading on the last day of trading in 2004 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Comparison of Five-Year Cumulative Total Shareholder Return
DineEquity, Inc., Standard & Poor's 500 And Value Line Restaurant Index
(Performance Results Through December 31, 2009)

	2004	2005	2006	2007	2008	2009
DineEquity, Inc.	$100.00	$114.60	$131.35	$92.71	$30.74	$64.60
Standard & Poor's 500	100.00	103.00	117.03	121.16	74.53	92.01
Restaurant Index	100.00	109.26	135.53	147.03	137.15	175.69

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and the consolidated balance sheet data for the years ended and as of December 31, 2009, 2008, 2007, 2006 and 2005 are derived from our audited consolidated financial statements.

	Fiscal Year Ended December 31,
	2009	2008	2007(a)	2006	2005
	(In millions, except per share amounts)
Revenues
Franchise revenues	$372.2	$353.3	$205.8	$179.3	$167.4
Company restaurant sales	890.0	1,103.2	125.9	13.6	14.0
Rental income	133.9	131.4	132.4	132.1	131.6
Financing revenues	17.9	25.7	20.5	24.6	35.0

Total revenues	1,414.0	1,613.6	484.6	349.6	348.0

Costs and expenses
Franchise expenses	102.3	96.2	88.1	83.1	78.8
Company restaurant expenses	766.5	978.2	117.4	15.6	15.1
Rental expenses	97.3	98.1	98.4	97.9	98.4
Financing expenses	0.4	7.3	1.3	4.3	12.3
General and administrative expenses	158.5	182.3	81.6	63.5	58.8
Interest expense	186.5	203.2	28.7	7.9	8.3
Impairment and closure charges	105.1	240.6	4.4	—	0.9
Amortization of intangible assets	12.3	12.1	1.1	—	—
(Gain) loss on extinguishment of debt	(45.7)	(15.2)	2.2	—	—
Other (income) expense, net	(5.8)	(1.0)	2.0	4.4	4.6
Loss on derivative financial instrument	—	—	62.1	—	—

Total costs and expenses	1,377.4	1,801.8	487.3	276.7	277.2

Income (loss) before income taxes	36.6	(188.2)	(2.7)	72.9	70.8
Provision (benefit) for income taxes	5.2	(33.7)	(2.2)	28.3	26.9

Net income (loss)	$31.4	$(154.5)	$(0.5)	$44.6	$43.9

Net income (loss)	$31.4	$(154.5)	$(0.5)	$44.6	$43.9
Less: Series A Preferred stock dividends	(19.5)	(19.0)	(1.5)	—	—
Less: Accretion of Series B Preferred stock	(2.3)	(2.1)	(0.2)	—	—
Less: Net (income) loss allocated to unvested participating restricted stock	(0.4)	6.4	—	—	—

Net income (loss) available to common stockholders	$9.2	$(169.2)	$(2.2)	$44.6	$43.9

Net income (loss) available to common stockholders per share:
Basic	$0.55	$(10.09)	$(0.13)	$2.46	$2.26

Diluted	$0.55	$(10.09)	$(0.13)	$2.43	$2.24

Weighted average shares outstanding:
Basic	16.9	16.8	17.2	18.1	19.4

Diluted	16.9	16.8	17.2	18.3	19.6

Dividends declared per common share(b)	—	$1.00	$1.00	$1.00	$1.00

Dividends paid per common share(b)	—	$1.00	$1.00	$1.00	$1.00

Balance Sheet Data (end of year)
Cash and cash equivalents	$82.3	$114.4	$26.8	$19.5	$23.1
Restricted cash—short-term	72.7	83.4	128.1	—	—
Restricted cash—long-term	48.2	53.4	58.0	—	—
Property and equipment, net	771.4	824.5	1,139.6	309.7	318.0
Total assets	3,100.9	3,361.2	3,831.2	766.3	770.2
Long-term debt, net of current maturities	1,637.2	1,853.4	2,263.9	94.5	114.2
Financing obligations, net of current maturities	309.4	318.7	—	—	—
Capital lease obligations, net of current maturities	152.8	161.3	168.2	170.4	172.7
Stockholders' equity	69.9	42.8	209.4	289.2	293.8

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially from those expressed or implied by any forward-looking statements. You can identify these forward-looking statements by words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend," "plan" and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading "Risk Factors" in Item 1A above as well as our consolidated financial statements, related notes and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

        You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report.

The Company

        The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. (the "Company," "we" or "our"). The first International House of Pancakes ("IHOP") restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter we began developing and franchising additional restaurants. In November 2007, we completed the acquisition of Applebee's International, Inc. ("Applebee's") which became a wholly-owned subsidiary of the Company. Through various IHOP and Applebee's subsidiaries (see Exhibit 21, Subsidiaries of DineEquity, Inc.) we own and operate two restaurant concepts in the casual dining and family dining categories of the food service industry: Applebee's Neighborhood Grill and Bar® and IHOP. DineEquity, Inc. is the parent of the IHOP and Applebee's subsidiaries. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees or the Company. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company. With more than 3,400 restaurants combined, we are the largest full-service restaurant company in the world.

Key Overall Strategies

  Applebee's Key Strategies

        We are in the process of a three-to-five year effort to revitalize the Applebee's brand. In 2009, we accomplished the following under each key strategy:

  Drive Profitable Sales and Traffic

  •
  Continued to focus on value throughout 2009 through our "2 for $20" offering, which emerged as one of the most recognized and regarded value propositions in casual dining;

  •
  Re-engineered our new product development process, rebuilding our innovation infrastructure and organizational capabilities;

  •
  Launched a new campaign featuring the tagline "There's no place like the neighborhood." The role of this advertising is to differentiate the brand through emotional storytelling while launching new product news, driving traffic and enhancing perceptions of the brand;

  •
  Introduced a line of healthy food and beverage offerings through a totally integrated marketing communications approach, including network television, national visibility platform, local support, social media, website support and public relations; and

  •
  Developed a new menu design, engineered to increase profitability and make menu decisions easier for our guests. The new menu was implemented across the system in early 2010.

  Improve margins and unit level economics

        We implemented numerous initiatives to improve the operations and profitability of Applebee's company operated restaurants, resulting in a 270 basis point profit margin improvement from the prior year. The improved margins resulted from introduction of labor deployment tools, food and beverage cost improvement initiatives and better control over other costs. The margin improvements were not at the expense of the guest as we achieved all-time high guest satisfaction scores.

        We also refined our franchisee operations rating system to provide greater visibility to our franchisees concerning their performance in relation to guest experience, food safety and training.

  Transform the business

        The Company remains committed to our strategy to franchise a substantial majority of the 399 company-operated restaurants to buyers who are financially qualified, share our vision for revitalizing the Applebee's brand, are willing to invest in the business, and have well-qualified management teams. We have the financial flexibility to meet our obligations without additional refranchising transactions, so we will only pursue transactions that make economic sense. We anticipate it will take several years to be completed and will continue to focus on optimizing the performance of the business

        In a challenging economic environment and a highly competitive casual dining category, there can be no assurance that the strategies described above, when implemented, will achieve the intended results, including the franchising of the remaining Applebee's domestic company-operated restaurants, within the time frame described above.

  IHOP's Key Strategies

        We pursue growth through a three-part strategic framework: (1) energize the IHOP brand; (2) improve operations performance; and (3) maximize franchise development.

  Energize the IHOP Brand

        We seek to energize our brand by continuing our "Come Hungry. Leave Happy" advertising campaign. This message has successfully resonated with our guests for almost seven years and we expect to continue with this campaign in the future. In 2003, we also initiated the strategy of limited time offers on promotional products. Since that time, we have enhanced our execution of this promotional product approach by improving the appeal of these promotions and the franchisees' execution. In addition, we seek to enhance our media strategies to emphasize national advertising on broadcast, cable and syndicated television and strengthen our product promotion process. Over the last two years, we have shifted the allocation of our media spending towards national advertising. Due to this reallocation from local to national advertising, in 2009 we were able to provide continuous media support for all national initiatives, such as limited time offers, and secondary messages, such as IHOP for Dinner, Gift Cards and Kids Eat Free.

        We developed new prototype and remodel programs in 2004, which have become the standards for all development and remodel activity going forward. By the end of 2009, substantially all franchisees have completed their remodels under this program. We also launched our "IHOP 'n Go" takeout program in February 2007 and a successful gift card program in 2006 in order to ensure that we remain relevant with our customers and meet their changing dining patterns. In 2009, we expanded the scope of our gift card program by utilizing third-party retailers to market our gift cards.

  Improve Operations Performance

        We will continue to improve the operations of the restaurants. During 2003, we established an IHOP franchisee grading system to evaluate the operational standards of each of our restaurant units. This franchisee grading system is a comprehensive scorecard that covers mystery shop scores, operational assessment scores and health department ratings, among other things. By December 31, 2009, 90% of all franchisees had received grades of "A" or "B" for their restaurants. In addition, we intend to continue focusing on making exceptional service a priority for franchisees by providing tools for improved restaurant execution, while highlighting our motto "service as good as our pancakes." Substantially all IHOP restaurants are using pollable point-of-sale ("POS") systems to capture and report a broad range of sales and product mix data. This information is used by management to, among other things, gauge guest acceptance of menu items and the success of promotions and limited time offers.

  Maximize Franchise Development

        Under the Current Business Model, IHOP seeks to maximize franchise development by emphasizing the recruitment of franchise developers within and outside the current system in order to grow its revenues. We have a strong existing franchisee base. Since 2003, more than 70% of new restaurants have been opened by pre-existing franchisees. This strategy has proven very successful as franchisees have developed approximately 350 units since the inception of the Current Business Model and we have a pipeline of 357 additional new units committed, optioned or pending. In addition, we may take steps to intervene, consolidate, and rehabilitate existing markets if we believe that doing so is advisable in order to fully realize development potential.

        In a challenging economic environment and a highly competitive family dining category, there can be no assurance that the strategies described above, when implemented, will achieve the intended results within the time frame anticipated.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

  Economic Uncertainties

        During 2009, the recession that followed last year's global economic decline and financial market disruption continued to impact the U.S. economy and the economies of most countries worldwide. Consumers continue to be faced with general economic uncertainty fueled by difficult consumer credit markets, softness in both the commercial and residential real estate markets, high unemployment and lagging consumer confidence. While the financial market disruption of 2008 has abated, we believe financial market volatility, high unemployment, foreclosures and lower valuations for residential real estate will continue to put pressure on consumer spending. These conditions make it challenging for us to accurately forecast and plan for future business activities as the reduction in disposable income for discretionary spending could cause our customers to change historic purchasing behavior and choose lower-cost dining options or alternatives to dining out.

        This economic uncertainty may affect our business and operations in a number of ways, including but not limited to:

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

  •
  limited or lack of credit availability for potential purchasers of Applebee's company-operated restaurants;

  •
  lower proceeds from the franchising of Applebee's company-operated restaurants due to both lower restaurant sales and profitability and/or inability to consummate transactions at all; and

  •
  lower estimated fair values for goodwill, intangible assets and long-lived assets resulting in future non-cash impairment charges.

        We cannot predict the effect or duration of this economic slowdown or the timing and strength of a subsequent recovery in the economy in general or the restaurant industry in particular. If our business significantly deteriorates due to these macroeconomic effects, our financial condition and results of operations will likely be materially and adversely affected.

  Fifty-Three Week Fiscal Year

        Our fiscal year ends on the Sunday nearest to December 31 of each year. As a result, every five or six years our fiscal year contains 53 calendar weeks. Fiscal 2009 contained 53 weeks whereas fiscal 2008 and 2007 each contained 52 weeks. The estimated impact of the 53rd week in fiscal 2009 in comparison to fiscal 2008 was an increase in revenue of $29.2 million, an increase in segment profit of $13.5 million and an increase in income before income taxes of $10.9 million. While certain expenses increased in direct relationship to additional revenue from the 53rd week, other costs (for example, depreciation and other fixed costs) are incurred on a calendar month basis. Therefore, the impact of the additional week is not necessarily indicative of a typical relationship of expenses to revenues measured over a longer period of comparison, such as a fiscal month or a fiscal quarter.

  Securitized Debt and Related Interest Expense

        Certain of our subsidiaries incurred a substantial amount of indebtedness to finance the Applebee's acquisition. Because of early retirement of debt and a decline in variable interest rates, our interest expense decreased $16.7 million from the prior year. While it is not likely interest rates on our variable-rate debt will continue to decline significantly below current levels and may, in fact, increase in the future, we will amortize debt in the normal course of business and we intend to use excess operating cash flow to repurchase debt when the opportunity is available. As a result we expect our total interest expense will decline. We estimate our interest expense for fiscal 2010 will range from $175 million to $180 million, which includes $40 million of non-cash interest charges. However, interest expense is expected to remain as one of the largest components of costs and expenses in the future until such time that debt balances are repaid.

  Significant Gains and Charges

        There were several significant gains and charges that affect the comparisons of fiscal year 2009 results with previously reported periods, as presented in the following table:

	Year ended December 31,
	2009	2008	2007
	(In millions)
Impairment and closure charges	$105.1	$240.6	$4.4
(Gain) loss on extinguishment of debt	(45.7)	(15.2)	2.2
(Gain) loss on disposition of assets	(6.9)	0.3	(0.1)
Loss on derivative financial instrument	—	—	62.1

        Each transaction is discussed in further detail under paragraphs captioned with those descriptions elsewhere in Item 7. Given the uncertainty as to the achievement of the forecasts used in assessing possible impairment of tangible and intangible assets, it is reasonably possible that impairment charges may occur in future periods. While the fair value of our debt is currently less than its carrying value (see Note 12 of Notes to the Consolidated Financial Statements), the difference between fair value and carrying value has decreased considerably over the past year. Therefore, while we expect to continue to dedicate a portion of excess cash flow towards opportunistic debt retirement, it is likely that gains on future extinguishments of debt will be smaller than those recognized in 2009 and 2008, if they occur at all.

  Financial Statement Effect of Franchising Company-Operated Restaurants

        We have franchised 110 Applebee's company-operated restaurants since the second quarter of 2008 and are planning to franchise a significant majority of the remaining 399 company-operated Applebee's over the next several years. As the number of company-operated restaurants declines, the amount of Company restaurant revenues and Company restaurant expenses in future periods will decline significantly compared to amounts reported in previous periods. Franchise royalty revenues and expenses will likely increase as company-operated restaurants are franchised, although not in the same magnitude as the Company restaurant revenues decline as franchise royalties are based on a percentage of the franchisee's revenues. Additionally, under terms of the securitized debt agreements, all of the proceeds from asset sales must be used to retire long-term debt (at face value), which would result in a decrease in interest expense in the future.

Restaurant Data

        The following table sets forth, for each of the past three years, the number of effective restaurants in the Applebee's and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year. Applebee's information for 2007 is comprised of data from the 11-month period prior to the acquisition date of November 29, 2007 and one month of Applebee's data subsequent to the acquisition date ("Pro Forma 2007"). "Effective restaurants" are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee's and IHOP systems, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as, in some cases, rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Year Ended December 31,
	2009	2008	2007
			(Pro Forma)
Applebee's Restaurant Data
Effective restaurants(a)
Franchise	1,595	1,504	1,429
Company	401	486	513

Total	1,996	1,990	1,942

System-wide(b)
Domestic sales percentage change(c)(i)	(2.1)%	(0.4)%	(0.2)%
Domestic same-store sales percentage change(d)(i)	(4.5)%	(2.2)%	(2.1)%
Franchise(b)(e)
Domestic sales percentage change(c)(g)(i)	3.6%	1.6%	0.1%
Domestic same-store sales percentage change(d)(i)	(4.4)%	(2.4)%	(2.0)%
Domestic average weekly unit sales (in thousands)	$45.3	$47.2	$48.2
Company
Domestic sales percentage change(c)(g)(i)	(19.7)%	(6.1)%	(0.9)%
Domestic same-store sales percentage(d)(i)	(4.8)%	(1.3)%	(2.2)%
Domestic average weekly unit sales (in thousands)	$41.1	$43.1	$43.9

	Year Ended December 31,
	2009	2008	2007
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,245	1,189	1,144
Company	11	10	12
Area license	161	158	158

Total	1,417	1,357	1,314

System-wide(b)
Sales percentage change(c)	5.6%	5.5%	6.9%
Domestic same-store sales percentage change(d)	(0.8)%	1.5%	2.2%
Franchise(b)(e)
Sales percentage change(c)	6.3%	5.9%	7.1%
Same-store sales percentage change(d)	(0.8)%	1.5%	2.2%
Average weekly unit sales (in thousands)	$35.1	$35.2	$34.6
Company(f)	n.m.	n.m.	n.m.
Area License(h)
IHOP sales percentage change(c)	(1.6)%	3.1%	4.2%

(a)
"Effective restaurants" are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee's and IHOP systems, which includes restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)
"System-wide sales" are retail sales of Applebee's and IHOP restaurants operated by franchisees and IHOP restaurants operated by area licensees as reported to the Company, in addition to retail sales at Company-operated restaurants. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

(c)
"Sales percentage change" reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category. The fiscal year ended December 31, 2009 contained 53 weeks. The fiscal years ended December 31, 2008 and 2007 each contained 52 weeks.

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

(e)
Applebee's domestic franchise restaurant sales were $3.5 billion, $3.4 billion and $3.3 billion in the fiscal years ended December 31, 2009, 2008, and 2007, respectively. Domestic franchise sales for Applebee's restaurants in the 2007 period subsequent to the acquisition date were $319.5 million. IHOP franchise restaurant sales were $2.3 billion, $2.2 billion and $2.1 billion for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

(f)
Sales percentage change and same-store sales percentage change for IHOP company-operated restaurants are not meaningful due to the relatively small number and test-market nature of the restaurants, along with the periodic inclusion of restaurants reacquired from franchisees that are temporarily operated by the Company.

(g)
The sales percentage change for Applebee's franchise and company-operated restaurants is impacted by the franchising of 103 company-operated restaurants during 2008 and seven company-operated restaurants in 2009.

(h)
IHOP area license restaurants are located in Florida and Georgia in the U.S and in British Columbia, Canada. Sales at IHOP area license restaurants were $214.9 million, $218.4 million and $211.9 million for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

(i)
We acquired Applebee's on November 29, 2007. The change in domestic system store sales was (3.1)% and (4.8)%, respectively, for the five-week period in the 2007 period subsequent to the acquisition date. The change in domestic franchise restaurant store sales and same-store sales, as reported to the Company, was (2.4)% and (5.0)%, respectively, for the five-week period in the 2007 period subsequent to the acquisition date. The change in Applebee's store sales and same-store sales was (5.1)% and (4.5)%, respectively, for the five-week period in the 2007 period subsequent to the acquisition date.

        The following tables summarize Applebee's and IHOP restaurant development and franchising activity. Applebee's information for 2007 is comprised of data from the 11-month period prior to the acquisition date, November 29, 2007, and one month of Applebee's data subsequent to the acquisition date ("Pro Forma 2007"), with 2006 and 2005 information representing data derived from Applebee's prior to the acquisition date ("Predecessor Applebee's").

	Year Ended December 31,
	2009	2008	2007	2006	2005
			(Pro forma)	(Predecessor Applebee's)
Applebee's Restaurant Development Activity
Total restaurants, beginning of year	2,004	1,976	1,930	1,804	1,671
New openings
Company-developed	—	1	14	35	52
Franchise-developed	33	48	66	108	92

Total new openings	33	49	80	143	144
Closings
Company	—	(3)	(24)	(4)	(1)
Franchise	(29)	(18)	(10)	(13)	(10)

Total closings	(29)	(21)	(34)	(17)	(11)

Total restaurants, end of year	2,008	2,004	1,976	1,930	1,804

Summary—end of year
Franchise	1,609	1,598	1,465	1,409	1,318
Company	399	406	511	521	486

Total	2,008	2,004	1,976	1,930	1,804

Applebee's Franchise Restaurant Activity
Domestic franchise-developed	18	28	44	90	78
International franchise-developed	15	20	22	18	14
Refranchised	7	103	—	—	—

Total restaurant franchised	40	151	66	108	92
Closings
Domestic franchise	(25)	(15)	(10)	(12)	(10)
International franchise	(4)	(3)	—	(1)	—

Total franchise closings	(29)	(18)	(10)	(13)	(10)
Reacquired by the Company	—	—	—	(4)	(11)

Net franchise restaurant additions	11	133	56	91	71

        The increase in Applebee's franchise closings in 2009 was due primarily to the closing of seven restaurants after the franchise agreements were terminated due to nonpayment of royalties and advertising fees. One of the seven restaurants re-opened under new ownership in 2009, and the Company expects two additional restaurants to re-open under new ownership in 2010. Another reason for the increase was that six of the restaurants closed in 2009 were originally planned to be closed in 2008.

	Year Ended December 31,
	2009	2008	2007	2006	2005
IHOP Restaurant Development Activity
Total restaurants, beginning of year	1,396	1,344	1,302	1,242	1,186
New openings
Company-developed	1	1	—	4	4
Franchise-developed	69	65	59	57	58
Area license	6	5	1	8	5

Total new openings	76	71	60	69	67
Closings
Company	—	(1)	(2)	—	(1)
Franchise	(14)	(16)	(12)	(8)	(10)
Area license	(2)	(2)	(4)	(1)	—

Total closings	(16)	(19)	(18)	(9)	(11)

Total restaurants, end of year	1,456	1,396	1,344	1,302	1,242

Summary—end of year
Franchise	1,279	1,225	1,176	1,132	1,082
Company	13	11	11	10	7
Area license	164	160	157	160	153

Total	1,456	1,396	1,344	1,302	1,242

IHOP Franchise Restaurant Activity
Company-developed	—	—	—	—	3
Domestic franchise-developed	62	62	57	57	58
International franchise-developed	7	3	2	—	—
Rehabilitated and refranchised	2	13	4	9	26

Total restaurants franchised	71	78	63	66	87
Closings
Domestic franchise	(14)	(15)	(12)	(8)	(10)
International franchise	—	(1)	—	—	—

Total franchise closings	(14)	(16)	(12)	(8)	(10)
Reacquired by the Company	(3)	(13)	(7)	(8)	(23)

Net franchise restaurant additions	54	49	44	50	54

Comparison of the fiscal years ended December 31, 2009 and 2008

Overview

        Our 2009 financial results were significantly impacted by (i) impairment charges related to intangible and long-lived assets; (ii) gains on the opportunistic early retirement of debt with excess cash flow; (iii) reductions of general and administrative and interest expenses; (iv) a 53rd calendar week included in fiscal 2009; and (v) the franchising of 110 Applebee's company-operated restaurants since the second quarter of 2008. In comparing the Company's financial results for 2009 to those of 2008, we note:

  •
  Revenues decreased $200.0 million to $1.4 billion in 2009 from $1.6 billion in 2008. The decline was primarily due to the net effect of franchising 110 company-operated Applebee's restaurants since the second quarter of 2008 and a decline in IHOP and Applebee's same-store sales, partially offset by an increase in IHOP and Applebee's effective franchise units.

  •
  Segment profit for 2009 increased $13.8 million, comprised as follows:

Franchise operations	$12.9
Company restaurant operations	(1.5)
Rental operations	3.3
Financing operations	(0.9)

Total segment profit	$13.8

  The increase was primarily due to the favorable impact of the 53rd week, an increase in IHOP and Applebee's effective franchise units and margin improvements in Applebee's company-operated restaurants partially offset by the net effect of franchising 110 company-operated Applebee's restaurants since the second quarter of 2008 and a decline in Applebee's and IHOP same-store sales.

  •
  Impairment and closure charges were $135.5 million lower than 2008. While we recognized an impairment of intangible assets in 2009 that was higher than in 2008, there was no impairment of goodwill in 2009 and impairments of tangible assets were lower in 2009 than in 2008.

  •
  Gains on the extinguishment of debt totaled $45.7 million in 2009 compared to $15.2 million in 2008.

  •
  General and administrative expenses decreased $23.8 million due primarily to the franchising of 110 Applebee's company-operated restaurants, integration of Applebee's and IHOP administrative functions, transition-related costs from 2008 that did not recur, other cost reduction initiatives implemented in 2009 and lower stock-based compensation expense.

  •
  Interest expense was $16.7 million lower in 2009 compared to 2008 due to the early retirement of fixed rate debt and lower interest rates on the Company's variable rate lines of credit.

Franchise Operations

	2009	2008	Favorable (Unfavorable) Variance	% Change
	(In millions)
Franchise revenues
Applebee's	$154.0	$148.4	$5.6	3.8%
IHOP	218.2	204.9	13.3	6.5%

Total franchise revenues	372.2	353.3	18.9	5.3%

Franchise expenses
Applebee's	4.9	4.1	(0.8)	19.2%
IHOP	97.3	92.1	(5.2)	5.7%

Total franchise expenses	102.2	96.2	(6.0)	6.2%

Franchise segment profit
Applebee's	149.1	144.3	4.8	3.3%
IHOP	120.9	112.8	8.1	7.1%

Total franchise segment profit	$270.0	$257.1	$12.9	5.0%

Segment profit as % of revenue	72.5%	72.8%

        The increase in Applebee's franchise revenues was primarily attributable to higher royalties due to an increase in effective franchise restaurants of 91 units, the impact of a 53rd week of operations in 2009 and revenues from temporary liquor license agreements related to Applebee's company-operated restaurants in the Texas market that were franchised in October 2008, partially offset by a 4.4% decline in domestic same-store sales and a decline in franchise fees. The increase in effective restaurants was due to the franchising of 110 company-operated restaurants since the second quarter of 2008 while the decrease in franchise fees was due to fewer net franchise openings in 2009.

        The increase in IHOP franchise revenue was primarily attributable to growth in effective franchise and area license restaurants of 59 units and the 53rd week of operations that impacted revenues from royalties, pancake and waffle dry mix sales and franchise advertising fees, partially offset by a decrease of 0.8% in same-store sales for IHOP franchise restaurants. Same-store sales declined as a higher average guest check was offset by a decline in guest traffic. The Company believes that the decline experienced in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole.

        The increase in IHOP franchise expenses is due to the costs of sales associated with the increased revenues from pancake and waffle dry mix sales and franchise advertising fees. Applebee's franchise expenses are relatively smaller than IHOP's due to advertising expenses. Franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, Applebee's national advertising fund and local advertising cooperatives constitute agency transactions and therefore are not recognized as franchise revenue and expense.

        The 53rd week contributed additional franchise segment profit of approximately $5.9 million in 2009.

Company Restaurant Operations

	2009	2008	Favorable (Unfavorable) Variance	% Change
	(In millions)
Company restaurant sales	$890.0	$1,103.2	$(213.2)	19.3%
Company restaurant expenses	766.5	978.2	211.7	21.6%

Company restaurant segment profit	$123.5	$125.0	$(1.5)	1.2%

Segment profit as % of revenue	13.9%	11.3%

        As of December 31, 2009, Company restaurant operations were comprised of 399 Applebee's company-operated restaurants and 13 IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of fiscal 2009 with the same period of 2008 was negligible.

        Company restaurant sales declined $213.2 million. Applebee's company restaurant sales declined $213.8 million, of which $192.1 million was due to the franchising of 110 restaurants since the second quarter of 2008 and the full-year impact of three restaurant closures in 2008, in addition to a decrease in domestic same-store sales of 4.8%, partially offset by an increase of $19.7 million due to the 53rd week. The change in same-store sales was driven mainly by a decline in guest traffic that was partially offset by a slightly higher average guest check. An increase of 2.7% in effective pricing was substantially offset by an unfavorable mix shift due to promotional campaigns and customer selection of, on average, lower-priced menu items. The Company believes that the decline in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole.

        Company restaurant expenses declined $211.7 million. Applebee's company restaurant expenses declined $212.5 million, of which $169.6 million was due to the franchising of 110 restaurants since the second quarter of 2008, and declined $25.6 million due to the decrease in same-store sales. The operating margin for Applebee's company restaurant operations improved to 14.4% for 2009 from 11.7% for the same period of last year, as shown below:

Restaurant Expenses as Percentage of Restaurant Sales (Applebee's)	2009	2008	Favorable (Unfavorable) Variance
Food and beverage	26.2%	26.9%	0.7%
Labor	33.3%	34.8%	1.5%
Direct and occupancy	26.1%	26.7%	0.6%

Total Company restaurant expenses(a)	85.6%	88.3%	2.7%

(a)
Percentages may not add due to rounding.

        Margins across all cost categories were favorably affected by three factors: (a) effective pricing increases partially offset by an unfavorable mix shift (b) the franchising of company-operated restaurants which, as a group, operated at margins less than the average of the remaining company-operated restaurants and (c) the impact of the 53rd week. Improvements in specific cost categories were as follows:

  •
  Food and beverage costs as a percentage of company restaurant sales decreased primarily due to increased vendor discounts and rebates partially offset by an increase in commodity costs.

  •
  Labor costs as a percentage of restaurant sales benefited from a reduction in management incentive expense due to retention costs in 2008 that did not recur, improvements in hourly labor from effective wage rate management and improved productivity, and lower group insurance costs.

  •
  Direct and occupancy costs as a percentage of company restaurant sales decreased primarily due to lower natural gas rates and lower depreciation and straight-line rent adjustments due to 2008 purchase price allocation adjustments.

        The 53rd week contributed additional company restaurant segment profit of approximately $4.9 million for Applebee's in 2009.

Rental Operations

	2009	2008	Favorable (Unfavorable) Variance	% Change
	(In millions)
Rental revenues	$133.9	$131.4	$2.5	1.9%
Rental expenses	97.3	98.1	0.8	0.8%

Rental operations segment profit	$36.6	$33.3	$3.3	9.8%

Segment profit as % of revenue	27.3%	25.3%

        Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

        Rental segment profit increased by $3.3 million. Of that increase, $2.4 million was due to the 53rd week in 2009, in addition to a slight decline in depreciation and interest expense.

Financing Operations

	2009	2008	Favorable (Unfavorable) Variance	% Change
	(In millions)
Financing revenues	$17.9	$25.7	$(7.8)	30.4%
Financing expenses	0.4	7.3	6.9	94.9%

Financing operations segment profit	$17.5	$18.4	$(0.9)	4.8%

Segment profit as % of revenue	97.9%	71.6%

        All of our financing operations relate to IHOP restaurants. Both revenues and expenses declined as there was minimal revenue or expense related to the rehabilitation and refranchising of one restaurant during 2009 as compared with revenues and expenses of $8.1 million and $7.3 million, respectively, in 2008 related to the rehabilitation and refranchising of 14 restaurants. Additionally, franchise and equipment note interest declined due to the expected reduction in note balances, partially offset by a 53rd week of revenue in 2009.

        The 53rd week contributed additional financing segment profit of approximately $0.3 million in 2009.

Other Expense and Income Components

	2009	2008	Favorable (Unfavorable) Variance	% Change
	(In millions)
General and administrative expenses	$158.5	$182.3	$23.8	13.0%
Interest expense	186.5	203.2	16.7	8.2%
Impairment and closure charges	105.1	240.6	135.5	56.3%
Amortization of intangible assets	12.3	12.1	(0.2)	1.4%
Gain on extinguishment of debt	(45.7)	(15.2)	30.5	200.7%
(Gain) loss on disposition of assets	(6.9)	0.3	7.2	n.m.
Other expense (income)	1.3	(1.2)	(2.5)	207.0%
Income tax provision (benefit)	5.2	(33.7)	(38.9)	115.4%

n.m.—percentage change not meaningful

  General and Administrative Expenses

        General and administrative expenses declined $23.7 million, primarily as the result of savings related to franchising of Applebee's company-operated restaurants, integration of Applebee's and IHOP administrative functions, other cost reduction initiatives and lower stock-based compensation expense. Additionally, transition-related costs recorded in 2008 did not recur. These favorable items were partially offset by $3.0 million of development incentive credits related to the Applebee's support center in 2008 that also did not recur in 2009 and higher litigation expenses.

  Interest Expense

        The $16.7 million decrease in interest expense is primarily due to the retirement of long-term debt over the past 12 months and, to a lesser extent, to lower interest rates on variable-rate debt. Average long-term obligations (long-term debt, capital lease obligations and financing obligations) declined

$0.15 billion to $2.25 billion for 2009 from $2.40 billion during 2008. Additionally, the weighted average interest rate on variable rate debt was approximately 2.5% for 2009 compared to 4.7% for 2008.

  Impairment and Closure Charges

        Impairment and closure charges for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008
	(In millions)
Goodwill impairment	$—	$124.8
Tradename impairment	93.5	44.1
Long-lived tangible asset impairment	10.4	71.4
Closure charges	1.2	0.3

Total impairment and closure charges	$105.1	$240.6

  Goodwill

        In accordance with U.S GAAP, goodwill must be evaluated for impairment, at a minimum, on an annual basis, and more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company's common stock. In the process of the annual impairment review, we primarily use the income approach method of valuation that uses a discounted cash flow model to estimate the fair value of reporting units. Significant assumptions used in the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures, and changes in working capital, along with an appropriate discount rate. During the course of fiscal 2009, we made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions underlying the discounted cash flow model, and determined an interim test of goodwill was not warranted. Accordingly, we performed the annual test of goodwill impairment in the fourth quarter of 2009. In performing the test, the Company revised downwards the same-store sales change assumption in its five-year forecast that had been used in the prior year. The Company also revised downward the assumed discount rate. In performing the first step of the impairment test, the estimated fair value of both the IHOP and Applebee's franchised restaurant units exceeded their respective carrying values and it was concluded there was no impairment of goodwill. The goodwill that had been allocated to the Applebee's company-operated restaurants unit was fully impaired in 2008.

        A significant majority of our goodwill arose from the November 29, 2007 acquisition of Applebee's; $10.8 million of goodwill resulted from a prior transaction related to the IHOP franchised restaurants unit. We allocated the goodwill from the acquisition to two reporting units, the Applebee's company-operated restaurants unit (the "Company unit") and the Applebee's franchised restaurants unit ("Applebee's franchise unit"). Consistent with our intent to franchise the significant majority of the company-operated Applebee's restaurants acquired, we determined the fair value of the Company unit for purposes of assigning goodwill to be the estimated sales value of the restaurants, the value that a market participant would have paid to purchase the restaurants on the day following the acquisition. The fair value of the Company unit was based on a multiple of approximately six times the operating cash flow for the trailing twelve months of the Company unit. This multiple was supported by actual refranchising transactions negotiated within a month after the acquisition. The fair value of the franchise unit was determined using a discounted cash flow based on forecast royalty revenues from the franchise operations. These fair values, which reconciled to the overall purchase price paid to acquire

Applebee's, were then used to assign goodwill between the reporting units as the excess of the estimated fair value over the carrying value (as of November 29, 2007) of each reporting unit.

        During the course of fiscal 2008, we made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions underlying the discounted cash flow model. Those assessments included consideration of the uncertainty with respect to the depth and duration of the economic slowdown and the timing of a recovery, and the fact that the Company was in the process of implementing several initiatives designed to improve Applebee's same-store-sales and margin performance. These assessments concluded that the sales forecasts being used to assess potential impairment were achievable within ranges that did not indicate impairment. We therefore determined an interim test of goodwill during the first three quarters of 2008 was not warranted.

        In the fourth quarter of 2008, we performed the annual test for impairment of goodwill, utilizing a discounted cash flows model of the income approach as described above. The impairment test of goodwill of the two Applebee's units was performed as of October 31, 2008. The impairment test of the goodwill of the IHOP unit was performed as of December 31, 2008, the date as of which the analysis has been performed in prior years. Towards the latter part of 2008, while there was still considerable uncertainty with respect to the economic slowdown, the prevailing view was that a recovery was not likely to begin until the latter half of 2009 or early 2010. Therefore, during the fourth quarter of 2008, we revised downward our forecasted sales assumption for 2009 which also impacted the assumed cash flows for both 2009 and the following 2010-2013 time period due to an assumed lower base from which the 2010-2013 time period had originally been projected. We also revised our projections with respect to both the estimated timing and estimated proceeds to be received from the franchising of Applebee's company-operated restaurants.

        The first step of the impairment test compared the fair value of each of our reporting units to their carrying value. Based on this first step, we concluded that the fair value of the IHOP unit and the Applebee's franchise unit was in excess of their respective net carrying values and no impairment of goodwill was warranted. However, because of downward revisions to the 2009-2013 sales forecast and to franchising proceeds, the fair value of the Applebee's company unit was less than the net carrying value of its assets assigned, requiring the second step of the impairment test. In performing the second step of the impairment test we concluded that the goodwill allocated to the Applebee's company unit was fully impaired and an impairment charge of $113.5 million was recorded. No tax benefit was associated with the impairment of goodwill.

        Subsequent to the annual test of impairment as of October 31, 2008, the commercial real estate market continued to weaken, the credit markets continued constrained, economic forecasts were uncertain as to how long the recessionary period would last, and the company's stock price declined. We concluded an interim test of goodwill of the Applebee's franchise unit was warranted. We again revised the significant assumptions underlying the discounted cash flow model and updated our impairment analysis of the Applebee's franchise unit as of December 31, 2008. The Company determined the fair value of the Applebee's franchise unit was still in excess of its carrying value as of December 31, 2008 and no impairment was required.

  Tradename Impairment

        In accordance with U.S. GAAP, indefinite-lived intangible assets must be evaluated for impairment, at a minimum, on an annual basis, and more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company's common stock. In performing the impairment review of the tradename intangible asset, the Company primarily uses the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream. During the course of fiscal 2009, the Company made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions noted above. In the first half of the year, same-store sales trends were within the range of the forecast used in the assessment. During the third quarter of 2009, same-store sales trended below the forecast range; however, during 2009 there were also indications that a lessening of underlying risk might result in a lower discount rate as well. As a result of these assessments, the Company determined an interim test of indefinite-lived intangibles was not necessary.

        During the fourth quarter of 2009, the Company performed the annual test of impairment for indefinite-lived intangibles, primarily the Applebee's tradename assigned in the purchase price allocation. The Company revised downwards two key assumptions in its five-year forecast: the same-store sales change and the assumed discount rate. All other assumptions used in the relief from royalty calculation were unchanged from the prior year. As the result of the revised assumptions, the estimated fair value of the tradename was less than the carrying value and an impairment of $93.5 million was recognized, along with a related tax benefit of $37.2 million.

        During the fourth quarter of 2008, the Company performed an impairment test of its indefinite-lived intangible assets, primarily the Applebee's tradename assigned in the purchase price allocation. We utilized the relief from royalty method under the income approach to determine the fair value of the tradename. We determined the fair value of the tradename as of December 31, 2008 was less than the carrying value. An impairment charge of $44.1 million was recorded with a tax benefit of $17.3 million associated with the charge.

  Long-lived Tangible Asset Impairment

        On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. Recoverability of a restaurant's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, this may be an indicator of impairment. If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value. The fair value is determined by discounting the future cash flows based on our cost of capital.

        In performing these assessments throughout 2009, the Company recognized impairments of long-lived tangible assets of $10.4 million. The impaired assets comprised three IHOP company-operated restaurants, various assets related to one IHOP franchise restaurant, one Applebee's company-operated restaurant, a write-down to the estimated sales value based on a current letter of intent of one Applebee's restaurant that had been closed in a prior period and included in assets held for sale as of December 31, 2008 and four parcels of Applebee's real estate. The Company had fee ownership of the properties on which four Applebee's company-operated restaurants were located. These restaurants were franchised in the fourth quarter of 2008 but the Company retained ownership of the land and continued to lease the property to the franchisee. The Company's strategy does not contemplate retaining such properties as a lessor on a long-term basis. During the third quarter of 2009, the Company determined the properties met the requirements under U.S. GAAP to be reclassified as assets held for sale. The properties were written down to the estimated fair value that will be received upon sale. The Company evaluated the causal factors of all impairments of long-lived assets as they were recorded during 2009 and concluded they were based on factors specific to each asset and were not potential indicators of an impairment of goodwill, indefinite-lived intangible assets or other long-lived assets. Closure costs of $1.2 million related to two IHOP franchise restaurants.

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

  Gain on Extinguishment of Debt

        During 2009 and 2008, we recognized the following gains on the early retirement of debt:

Transaction Date	Instrument	Face Amount Retired	Cash Paid	Gain(1)
		(In millions)
March, 2009	Class A-2-II-X	$78.4	$49.0	$26.4
May, 2009	Class A-2-II-A	35.2	24.3	9.6
June, 2009	Class A-2-II-X	15.6	12.1	2.8
November, 2009	Class A-2-II-X	53.4	46.5	5.3
December, 2009	Class A-2-II-X	17.0	15.0	1.6

	Total 2009	$199.6	$146.9	$45.7

August, 2008	Class A-2-II-X	$23.5	$20.0	$2.4
October, 2008	Class A-2-II-X	35.2	20.0	12.8

	Total 2008	$58.7	$40.0	$15.2

(1)
After write-off of the discount and deferred financing costs related to the debt retired.

        The Company intends to continue to dedicate a portion of excess cash flow towards opportunistic debt retirement. However, the difference between the face amount of debt retired and the amount we have paid has decreased over time and it is likely that gains on future extinguishments of debt, as a percentage of the face amount retired, will be smaller than the average gain recognized in 2008 and 2009, if they occur at all.

  (Gain) Loss on Disposition of Assets

        The Company recognized a gain on disposition of assets of $6.9 million in 2009, primarily related to the franchising of seven Applebee's restaurants in the New Mexico market and sale of a parcel of land held by IHOP.

  Other Expense (Income)

        In 2009, other items of income and expense netted to an expense of $1.3 million compared to income of $1.2 million in 2008. The primary reason for the change was lower interest income resulting from significantly lower interest rates on U.S. Treasury-based investments.

  Provision for Income Taxes

        We recognized a tax provision of $5.2 million in 2009 as compared to a tax benefit of $33.7 million in 2008. The change was primarily due to the increase in our pretax book income. The 2009 effective tax rate of 14.1% applied to pretax book income was lower than the statutory Federal tax rate of 35% primarily due to tax credits and changes in tax rates, state tax laws and unrecognized tax benefits, partially offset by state income taxes and changes in the tax asset valuation allowance. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee's company-owned restaurant operations and credits associated with the Applebee's Restaurant Support Center in Lenexa, Kansas.

Comparison of the fiscal years ended December 31, 2008 and 2007

        Our 2008 financial results were significantly impacted by (i) the inclusion of twelve months of Applebee's operations as compared with one month in fiscal 2007; (ii) impairment charges related to goodwill, intangible assets and real property; (iii) increased interest expense on $2.3 billion worth of funded debt; and (iv) a loss on a derivative financial instrument in 2007 that did not recur in 2008. In comparing the Company's financial results for 2008 to those in 2007, we note:

  •
  Total revenues increased $1.1 billion from $0.5 billion in 2007 to $1.6 billion in 2008, with revenues from Applebee's company restaurant sales comprising more than two-thirds of total revenue.

  •
  Segment profit for fiscal 2008 increased $254.4 million, comprised as follows:

Franchise operations	$139.4
Company restaurant operations	116.6
Rental operations	(0.7)
Financing operations	(0.9)

Total segment profit	$254.4

  The increase was primarily due to the inclusion of twelve months of Applebee's operations as compared with one month in fiscal 2007, an increase in the number of IHOP effective franchise restaurants and a 3.5% increase in same-store sales for IHOP franchise restaurants.

  •
  General and administrative expenses decreased as a percentage of total revenues from 16.8% in 2007 to 11.3% in 2008.

Franchise Operations

	2008	2007	Favorable (Unfavorable) Variance
	(In millions)
Franchise Revenues
Applebee's	$148.4	$14.2	$134.2
IHOP	204.9	191.6	13.4

Total franchise revenues	353.3	205.8	147.6

Franchise Expenses
Applebee's	4.1	0.2	(4.0)
IHOP	92.1	87.9	(4.2)

Total franchise expenses	96.2	88.1	(8.2)

Franchise Segment Profit
Applebee's	144.3	14.0	130.3
IHOP	112.8	103.7	9.1

Total franchise segment profit	$257.1	$117.7	$139.4

        Consolidated franchise revenues grew by $147.6 million or 71.7% in 2008 as compared to 2007, with $134.2 million of the increase due to the Applebee's acquisition (see "Pro Forma Comparison of the fiscal years ended December 31, 2008 and 2007—Applebee's"). In addition, IHOP franchise revenues increased $13.4 million, or 7.0%, in 2008 compared to 2007. The growth in IHOP franchise revenues was primarily due to a 5.9% increase in total IHOP franchise restaurant sales that was primarily attributable to the following:

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

Company Restaurant Operations

	2008	2007	Favorable (Unfavorable) Variance
	(In millions)
Company restaurant sales	$1,103.2	$125.9	$977.3
Company restaurant expenses	978.2	117.5	(860.7)

Company restaurant segment profit	$125.0	$8.4	$116.6

        Total company restaurant sales increased in 2008 by $977.3 million as compared to 2007. The increase in total company restaurant sales was due to the Applebee's acquisition which contributed $979.3 million of the increase. The company restaurant expenses increased by $860.7 million as compared to 2007. This increase was due to Applebee's, which contributed $863.2 million of the increase (see "Pro Forma Comparison of the fiscal years ended December 31, 2008 and 2007—Applebee's").

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

Rental Operations

	2008	2007	Favorable (Unfavorable) Variance
	(In millions)
Rental revenues	$131.4	$132.4	$(1.0)
Rental expenses	98.1	98.4	0.3

Rental operations segment profit	$33.3	$34.0	$(0.7)

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

        Prior to 2008, rental operations were exclusively related to IHOP. As the result of several transactions related to the franchising of Applebee's company- operated restaurants, Applebee's now has rental income. The amount of Applebee's rental income in 2008 was $58,000 offset by $28,000 of expense. The activity relates only to the franchising of the restaurants; Applebee's is not entering into rental operations similar to those of IHOP.

Financing Operations

	2008	2007	Favorable (Unfavorable) Variance
	(In millions)
Financing revenues	$25.7	$20.5	$5.2
Financing expenses	7.3	1.2	(6.1)

Financing operations segment profit	$18.4	$19.3	$(0.9)

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

Interest Expense

        Interest expense increased by $174.5 million in 2008 compared to 2007, primarily attributable to a full year of interest expense associated with the debt incurred for the acquisition as compared to one month in 2007. Interest expense in 2008 was comprised primarily of interest on acquisition-related debt of $147.6 million; interest on Applebee's financing obligations related to sales- leaseback transactions of $14.4 million; non-cash amortization of deferred financing costs of $26.1 million; and non-cash amortization of the loss on the effective portion of an interest rate swap of $12.8 million.

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

        During the fourth quarter of 2008 the commercial real estate market continued to weaken, the credit markets continued to be constrained, economic forecasts were uncertain as to how long the recessionary period would last, and the company's stock price declined. The Company revised the significant assumptions underlying the discounted cash flows model and updated its impairment analysis of the Applebee's franchise unit. The Company determined the fair value of the Applebee's franchise unit was in excess of its carrying value as of December 31, 2008.

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

Pro Forma Comparison of the fiscal years ended December 31, 2008 and 2007—Applebee's

        The following section illustrates certain financial results of Applebee's on a stand-alone basis comparing 2008 as consolidated into the Company with 2007 information comprised of the 11-month data from Applebee's prior to the acquisition date of November 29, 2007 and the one-month data of Applebee's subsequent to the acquisition date ("Pro Forma 2007").

Results of Operations—2008 with Pro Forma 2007

	2008	2007
		(Pro Forma)
	(In millions)
Franchise revenues	$148.4	$143.7
Company restaurant sales	1,088.1	1,158.5
Franchise expenses	4.1	1.5
Company restaurant expenses	961.0	1,039.1
General and administrative expenses	101.8	199.5

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

Liquidity and Capital Resources of the Company

        The acquisition of Applebee's in November 2007 had a significant impact on the liquidity and capital resources of the Company. While the addition of Applebee's increased our cash flow from operations, a significant portion of the increase was consumed by interest payments on $2.3 billion of indebtedness incurred to finance the acquisition. Cash paid for interest was $166.4 million in 2009 and $194.8 million in 2008 as compared to $31.3 million in 2007. The amount of indebtedness also limits our ability to obtain additional financing, due to both explicit limitations in the indenture under which the indebtedness was issued and marketplace perception of our remaining debt capacity.

        As described in Note 8 of the Notes to the Consolidated Financial Statements, the Fixed Rate Notes (the "Notes") issued as part of the Applebee's and IHOP November 2007 securitization transactions have a legal maturity of December 2037; however, the indentures under which the Notes were issued includes provisions which may require the early repayment, in whole or in part, of the Notes which, if not met, would require the Company to use all or part of the excess cash flow that would otherwise be available for general business purposes to fund a reserve account for the Notes or to begin to pay down the Notes (see "Debt Covenant Compliance" below). As of December 31, 2009, the conditions that would require an early repayment date for the Notes had not occurred.

        Irrespective of covenant compliance, the accelerated payment date for the Applebee's and IHOP November 2007 securitization debt is December 2012, subject to extensions as discussed below.

        In the event that we are unable to refinance the Applebee's and IHOP November 2007 securitization debt by December 2012, we will have the ability to extend the scheduled payment date for six months if we are in compliance with applicable covenant ratios at that time. The interest rate on this debt will increase by 0.50%, and any unpaid amount will accrue interest at such increased rate.

        Similarly, if we are unable to refinance the IHOP March 2007 securitization debt by March 2012, we will have the ability to extend the scheduled repayment date for up to two years with a 0.25% annual increase in the interest rate each year. However, if the IHOP November 2007 securitization debt goes into rapid amortization, the IHOP March 2007 securitization debt will go into rapid amortization as well.

        We intend to refinance all of the Applebee's and IHOP indebtedness prior to the expiration of such extension periods that are available. We may also seek to renegotiate the terms applicable to the repayment of principal under the relevant securitization program, raise capital or otherwise explore alternative measures to repay the securitization debt. In the event that we are unable to refinance the Applebee's or IHOP securitization debt upon the expiration of the relevant extension periods, a Rapid Amortization Event (see "Debt Covenant Compliance" below) will occur under the applicable securitization program and all excess cash flow (after all required payments have been made) will be deposited in the principal payment account for that program and used to repay principal of the applicable securitization debt.

        Currently, there is no specific plan to prepay any of the securitization debt prior to December 2012. However, we are constantly reviewing all available options to efficiently manage our debt portfolio in light of the general economic climate and market conditions. In the event a significant portion of the securitization debt is repaid prior to December 2012, we may be liable for certain make-whole prepayment penalties with respect to the securitization debt and the applicable insurance policies. The amount of any prepayment penalty with respect to the securitization debt would be determined based upon, among other things, the date of repayment, prevailing benchmark interest rates at the time of repayment and the percentage of debt repaid. Although generally speaking the amount of penalty will decline to zero in December 2012, the decline is not necessarily linear over time due to specific provisions under the indenture under which the debt was issued and the variability of interest rates. Detailed calculations of prepayment penalties are contained in the applicable series supplements filed as Exhibits 4.6 and 4.7 to our Form 10-Q filed on May 9, 2007 and Exhibits 4.20 and 4.22 to our Form 10-K filed on February 28, 2008. The prepayment penalty does not apply to open-market repurchases of the debt.

Debt Covenant Compliance

        As part of the financing for the Applebee's acquisition, certain subsidiaries of the Company completed two separate securitization transactions. The securitization transactions consisted of an issuance of debt collateralized by Applebee's restaurant assets (the "Applebee's Notes") and a separate issuance of debt collateralized by IHOP restaurant assets (the "IHOP Notes"). Previously, IHOP completed a $200 million securitization in March 2007, which is subject to the same debt covenants as IHOP's November 2007 securitization. This securitized debt is subject to a series of covenants and restrictions which are customary for transactions of this type. As of December 31, 2009, approximately $1.7 billion of securitized debt is subject to these covenants and restrictions.

        The most significant covenants related to the securitized debt require the maintenance of a consolidated leverage ratio and certain debt service coverage ratios. The consolidated leverage ratio is defined as (a) the sum of: (i) all securitized debt (assuming all variable funding facilities are fully drawn); (ii) all other debt of the Company; and (iii) current monthly operating lease expense multiplied by 96; divided by (b) the sum of: (i) the Company's EBITDA (as defined) for the preceding 12 months; and (ii) annualized operating lease expense. Maximum ratios for this test were as follows:

	Applebee's Notes	IHOP Notes
Through November 2008	8.0x	7.75x
Through November 2009	7.75x	7.5x
Thereafter	7.25x	7.0x

        Failure to remain under these maximums could result in required early amortization of outstanding principal amounts of the Applebee's Notes or IHOP Notes. At December 31, 2009, the Company's consolidated leverage ratio was 5.71x. If the EBITDA component of the calculation had been $95.4 million, or 22.8%, lower, the Company would have exceeded the maximum ratio allowed for the IHOP Notes. The Company's consolidated leverage ratio was 6.8x at December 31, 2008. The consolidated leverage ratio has never fallen below a required maximum for either the Applebee's Notes or the IHOP Notes in any period since the Notes were issued.

        As noted above, the denominator of the consolidated leverage ratio includes EBITDA for the preceding 12 months. Our EBITDA has benefited from gains on debt extinguishment that will ultimately drop out of the calculation once they fall out of the rolling 12-month calculation period. To the extent gains on debt extinguishment do not continue to occur in amounts similar to those that have been recognized in the past 12 months, our consolidated leverage ratio will be adversely impacted. The consolidated leverage ratio calculated as of December 31, 2009, excluding all gains on extinguishment of debt from the rolling 12-month calculation period, would have been 6.26x.

        The formulas for calculating the debt service coverage ratios ("DSCR") for each securitization are fairly complex with numerous defined terms. In concept, DSCR is the ratio of restaurant net cash flow (as defined) divided by total debt service payments, which include, among other things, interest payments, insurance premiums and administrative expenses. The minimum DSCR for the preceding three months is 1.85x. The consequences of falling below specified minimum three-month DSCRs vary depending upon the actual ratio achieved. Three-month DSCRs below 1.85x can trigger a Cash Trapping Event, a Rapid Amortization Event, or a Default Event, as outlined in the table below. In a Cash Trapping Event, the indenture trustee for the affected securitization is required to retain a certain percentage of cash flow (after all required payments have been made) in a restricted account. No principal amounts of debt are retired in a Cash Trapping Event. In a Rapid Amortization Event, all excess cash flow (after all required payments have been made) is retained and used to retire principal amounts of debt. These events are triggered as follows:

	Applebee's Notes	IHOP Notes
Cash Trapping Event	Less than 1.85x: 25% of cash flow	Less than 1.85x: 40% of cash flow
Cash Trapping Event	Less than 1.75x: 50% of cash flow	Less than 1.65x: 80% of cash flow
Rapid Amortization Event	Less than 1.5x	Less than 1.5x
Default Event	Less than 1.2x	Less than 1.25x

        There are also provisions for a one-time cure of either a Cash Trapping Event or a Rapid Amortization Event if the DSCR recovers to certain levels for three consecutive payment dates. A Rapid Amortization Event can also be triggered in other defined circumstances unrelated to the DSCR, including Applebee's failure to maintain a minimum level of system-wide sales. At December 31, 2009, the Applebee's three-month DSCR was 2.60x and the IHOP three-month DSCR was 3.31x. If the restaurant cash flow components of the calculation had been $14.4 million, or 28.7%, and $10.0 million, or 44.1%, lower for purposes of the Applebee's and IHOP calculations, respectively, the Company would have fallen below the 1.85x minimum threshold. At December 31, 2008, the Applebee's three-month DSCR was 2.0x and the IHOP three-month DSCR was 3.0x. The DSCR has never fallen below 1.85x for either the Applebee's Notes or the IHOP Notes in any period since the Notes were issued.

        A second covenant test based on DSCR becomes effective under the Applebee's Notes beginning with the fiscal quarter commencing January 2010 and ending with the fiscal quarter commencing October 2012. This test is based on the same DSCR calculation described above but covering the preceding 12-month period as opposed to the preceding three-month period. A 12-month DSCR below minimum set forth in the following table can trigger a Partial Amortization Event. In a Partial Amortization Event, the indenture trustee for the Applebee's securitization is required to retain an amount equal to the lesser of (i) the sum of $5,583,000 plus the shortfall, if any, in the retained amount from a preceding period under a Partial Amortization Event and (ii) the outstanding principal amount of the Applebee's Notes plus the shortfall, if any, from a preceding period under a Partial Amortization Event. All retained amounts are used to retire principal amounts of debt in order of seniority. The initial minimum 12-month DSCR is 2.20x and that minimum increases by 5 basis points each quarter, as follows:

Fiscal Quarter Commencing in:	Minimum Twelve-Month DCSR
January 2010	2.20x
April 2010	2.25x
July 2010	2.30x
October 2010	2.35x
January 2011	2.40x
April 2011	2.45x
July 2011	2.50x
October 2011	2.55x
January 2012	2.60x
April 2012	2.65x
July 2012	2.70x
October 2012	2.75x

        The test of Applebee's 12-month DSCR set forth above is not required until the payment date occurring in January 2010 and will end with the payment date occurring in December 2012. The Applebee's 12-month DSCR as of December 31, 2009 was 3.07x.

Franchising of Applebee's Company-Operated Restaurants

        Another effect of the Applebee's acquisition on our liquidity is the planned monetization of certain Applebee's assets. We are continuing to pursue a strategy which transitions from our current 80% franchised Applebee's system to an approximately 98% franchised Applebee's system, similar to IHOP's 99% franchised system. In order to accomplish this strategy, we plan to franchise substantially all of the company-operated Applebee's restaurants while retaining part of the Kansas City area as a company market. This heavily franchised business model is expected to require less capital investment, improve margins and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the franchising of the restaurants. If our strategy to transition to a 98% franchised system is delayed or sales proceeds from franchising restaurants are less than anticipated, we believe that the company-operated Applebee's restaurants will continue to generate sufficient cash from operations to meet our obligations, such that we will not be compelled to enter into refranchising transactions at prices lower than we deem appropriate. Under the terms of the securitized debt agreements, all of the proceeds of asset dispositions must be used to retire long-term debt at par.

        During 2009, we completed the franchising of seven company-operated Applebee's restaurants in the New Mexico markets. Proceeds from asset dispositions, including the seven restaurants, totaled $15.8 million for the twelve months ended December 31, 2009. Of that amount, $11.8 million was used to retire Applebee's Notes (see Note 8 of the Notes to the Consolidated Financial Statements).

Credit Facilities

        Applebee's has a $100 million revolving credit facility, the Series 2007-1 Class A-1 Variable Funding Senior Notes. IHOP has a $25 million revolving credit facility, the Series 2007-2 Variable Funding Notes. At December 31, 2009, both revolving credit facilities had been fully drawn and the Company does not presently have additional committed sources of credit. However, we believe that our unrestricted cash and cash equivalents, which totaled $82.3 million as of December 30, 2009, and cash generated from operating activities provide adequate liquidity for the foreseeable future in the absence of additional credit facilities.

        The payments up to $30.0 million of the Series 2007-1 Class A-1 Variable Funding Senior Notes and the entire issue of the Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes issued in connection with the Applebee's securitization are insured under a financial guaranty insurance policy. If the insurance company were to become subject to insolvency or similar proceedings, an event of default would occur under the indenture pursuant to which the notes were issued, and the holders of the variable funding notes would no longer be required to fund draws on the facility. We have no reason to question the solvency of the insurance company that insures these payments, and its senior unsecured debt obligations are highly rated at the current time.

        The payments of the Series 2007-2 Variable Funding Senior Notes and the Series 2007-1 Fixed Rate Notes issued in connection with the March 2007 IHOP securitization are insured under a financial guaranty insurance policy. There are concerns about the solvency of FGIC and the effectiveness of the insurance policy as FGIC is presently required to suspend payment on all claims in accordance with an order issued by the New York Insurance Department on November 24, 2009. While the insolvency of FGIC will not cause an event of default under the Indenture pursuant to which these notes were issued, it will cause FGIC to cease being the controlling party with respect to the March 2007 Notes and will require the IHOP Co-Issuers to obtain consent from a majority of the Noteholders rather than FGIC for any actions to be taken with respect to the securitization program, including amendments that require the consent of the controlling party.

        Our ability to pay the interest on our indebtedness, to make scheduled payments of principal and to fund planned capital expenditures will depend on future performance of our operations, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, we presently anticipate that our cash and cash equivalents, which totaled $82.3 million as of December 31, 2009, together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, retirement of securitized debt, capital expenditures and other obligations for at least the next 12 months. Further, based on current projections, we believe that we will remain in compliance with the debt covenants discussed above for at least the next 12 months. However, if we are not able to achieve forecasted revenue targets and operating improvements, this assessment would have to be reconsidered. Additionally, certain Applebee's Notes have accelerated payment dates in December 2012, and we will likely seek to refinance this debt if it has not been repaid prior to then. We may not be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

Cash Flows

        In summary, our cash flows were as follows:

	2009	2008	2007
	(In millions)
Net cash provided by operating activities	$157.9	$110.8	$106.3
Net cash provided by (used in) investing activities	18.8	35.2	(1,937.4)
Net cash (used in) provided by financing activities	(208.8)	(58.4)	1,838.4

Net (decrease) increase in cash and cash equivalents	$(32.1)	$87.6	$7.3

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

        Cash provided by operating activities totaled $157.9 million during the 12 months ended December 31, 2009 from $110.8 million in the same period in 2008, primarily due to an increase in net income of $185.8 million, partially offset by a decrease of $137.5 million in noncash adjustments (primarily depreciation, non-cash interest, impairment charges, gains on debt extinguishment and asset sales and deferred taxes). Working capital changes used cash of $16.3 million during 2009 compared to a $21.4 million use in 2008. The decrease in working capital used was due primarily to the faster settlement of receivables from gift card sales and lower payments for retention bonuses, partially offset by an increase in prepayments related to the January 3, 2010 close of the 2009 fiscal year and the timing of payments for advertising. Cash paid for interest in 2009 was $166.4 million as compared to $194.8 million in 2008.

  Investing Activities

        Net cash provided by investing activities in 2009 was primarily attributable to $15.7 of proceeds from dispositions of assets, primarily the franchising of seven Applebee's company-operated restaurants, and $15.0 million of principal receipts from notes and equipment contracts receivable, partially offset by $15.4 million of capital expenditures. Capital expenditures are expected to range between $18 million and $20 million in fiscal 2010.

        The following table represents the principal receipts on various receivables due from our franchisees as of December 31, 2009:

	Principal Receipts Due By Period
	2010	2011	2012	2013	2014	Thereafter	Total
	(In millions)
Equipment leases(1)	$6.8	$6.9	$7.1	$7.4	$7.9	$110.4	$146.5
Direct financing leases(2)	4.1	4.8	5.5	6.5	7.4	83.0	111.3
Franchise notes and other(3)	5.3	2.9	2.4	1.0	0.8	2.7	15.1

Total	$16.2	$14.6	$15.0	$14.9	$16.1	$196.1	$272.9

(1)
Equipment lease receivables extend through the year 2029.

(2)
Direct financing lease receivables extend through the year 2024.

(3)
Franchise note receivables extend through the year 2016.

Financing Activities

        Financing activities used net cash of $208.8 million during 2009. Cash used in financing activities primarily consisted of $173.8 million in repayments of long-term debt, payment of accrued debt issuance costs of $20.3 million, capital lease obligation and financing obligation repayments of $16.2 million and $24.1 million in dividend payments on Series A Preferred Stock. Of the long-term debt repayments, $146.9 million was related to the early retirement of securitzation debt with excess cash, $15.0 million was related to scheduled repayments and $11.8 million related to redemptions with proceeds of asset dispositions and other items as required under the securitization agreements. Cash provided by financing activities resulted from a decrease of $15.9 million in restricted cash related to the securitizations and a borrowing of $10.0 million from the IHOP revolving credit facility.

Share Repurchases and Dividends

        In January 2003, our Board of Directors authorized a program to repurchase shares of the Company's common stock. As of December 31, 2007, the Board approved the repurchase of up to 7.2 million shares of common stock. The Company has repurchased 6.3 million shares of its common stock since the inception of the program at a total cost of $280.0 million. The Company did not repurchase shares in 2009. In February 2009, the Board of Directors cancelled the authorization to repurchase any additional shares under this program.

        The Company had accrued $0.2 million as dividends for the Series A Perpetual Preferred Stock as of January 3, 2010, the close of fiscal 2009.

        The Company's most recent quarterly dividend of $0.25 per common share was paid in December 2008. Effective December 11, 2008, the Company suspended the payment of its quarterly cash dividend to common shareholders for the foreseeable future in order to maximize the financial flexibility of the Company. Future dividend payments on the common shares may be resumed at the discretion of the Board of Directors after consideration of the Company's earnings, financial condition, cash requirements, future prospects and other factors.

Off-Balance Sheet Arrangements

        As of December 31, 2009, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations and Commitments

        The following are our significant contractual obligations and commitments as of December 31, 2009:

	Payments Due By Period
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in millions)
Debt	$25.2	$1,637.2	$—	$—	$1,662.4
Financing obligation	31.6	61.2	64.0	415.1	571.9
Operating leases	88.7	174.8	176.4	1,096.6	1,536.5
Capital leases	25.0	49.6	49.8	165.8	290.2
Purchase commitments	62.8	—	—	—	62.8
Other obligations	6.6	—	—	—	6.6

Total minimum payments	239.9	1,922.8	290.2	1,677.5	4,130.4
Less interest	(30.9)	(72.5)	(66.6)	(204.1)	(374.1)

	$209.0	$1,850.3	$223.6	$1,473.4	$3,756.3

        At December 31, 2009, we had a reserve for unrecognized tax benefit including potential interest and penalties, net of related tax benefit, totaling $15.9 million, of which approximately $3.0 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

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

        We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Goodwill and Intangibles

        Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets resulting from the acquisition are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received. Identifiable intangible assets are comprised primarily of trademarks, tradenames, liquor licenses, which are considered to have an indefinite life, and franchise agreements, recipes and menus, favorable lease agreements, which are considered to have a finite life. Intangible assets with finite lives are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives. Goodwill and indefinite life intangible assets are not subject to amortization.

        Goodwill has been allocated to three reporting units, the IHOP franchised restaurants unit ("IHOP unit"), Applebee's company-operated restaurants unit ("Applebee's company unit") and Applebee's franchised restaurants unit ("Applebee's franchise unit"). The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and has been allocated between the two Applebee's units. The Company tests goodwill and other indefinite life intangible assets for impairment on an annual basis in the fourth quarter. The annual impairment test of goodwill of the two Applebee's units is performed as of October 31 of each year. The annual impairment test of the goodwill of the IHOP unit is performed as of December 31 of each year, the date as of which the analysis has been performed in prior years. In addition to the annual test of impairment, goodwill and indefinite life intangible assets must be evaluated more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company's common stock.

        In the process of the Company's annual impairment review of goodwill, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures, and changes in working capital along with an appropriate discount rate. Additional assumptions are made as to proceeds to be received from future franchising of company-operated restaurants. Step one of the impairment test compares the fair value of each of our reporting units to its carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the step one test does indicate an impairment, step two must take place. Under step two, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the carrying amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted. The fair value of all reporting units is then compared to the current market value of the Company's common stock to determine if the fair values estimated in the impairment testing process are reasonable in light of the current market value.

        In the process of the Company's annual impairment review of the tradename, the most significant indefinite life intangible asset, the Company primarily uses the relief of royalty method under income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.

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

Fair Value Measurements

        The Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in U.S. GAAP. We measure our financial assets and liabilities using inputs from the following three levels of the fair value hierarchy. The three levels are as follows:

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

        For more information on the financial instruments the Company measures at fair value, see Note 11, Fair Value Measurements, of Notes to the Consolidated Financial Statements.

Purchase Price Allocation

        The purchase price for acquisitions is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values as determined in accordance with U.S. GAAP. The determination of estimated fair values of identifiable intangible assets and certain tangible assets requires significant estimates and assumptions, including but not limited to, determining the estimated future cash flows, estimated useful lives of assets and appropriate discount rates. We believe the estimated fair values assigned to the Applebee's assets acquired and liabilities assumed are based on reasonable assumptions.

Leases

        Our restaurants are located on (i) sites owned by us, (ii) sites leased by us from third parties and (iii) sites owned or leased by franchisees. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease in accordance with the provisions of U.S. GAAP governing the accounting for leases.

        The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. Prior to January 2, 2006, we capitalized rent expense from possession date through construction completion and reported the related asset in property and equipment. Capitalized rent was amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Straight-line rent recorded during the preopening period (construction completion through restaurant open date) was recorded as expense. Commencing January 2, 2006, we expense rent from possession date through restaurant open date. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement. We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of our leases as either operating or capital.

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

Stock-Based Compensation

        We account for stock-based compensation in accordance with U.S. GAAP governing share-based payments. Accordingly, we measure stock-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee's requisite service period using the straight-line method. The fair value of each employee stock option and restricted stock award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based compensation. The Black-Scholes model meets the requirements of U.S. GAAP. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. These inputs are subjective and are determined using management's judgment. If differences arise between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining future stock-based compensation expense. Any such changes could materially impact our operations in the period in which the changes are made and in subsequent periods.

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

        Under U.S. GAAP addressing the accounting for uncertainty in income taxes, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is not longer met. We are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various tax jurisdictions. The application is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or to reverse previously recorded tax liabilities.

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

Derivative Financial Instruments

        In the normal course of business we utilize derivative instruments to manage our exposure to interest rate risks. We account for our derivative instruments under U.S. GAAP that requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

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

        At inception of the hedge, we choose the Hypothetical Derivative Method of effectiveness calculation, which we must use for the life of the contract and we will measure effectiveness quarterly. If the transaction qualifies for hedge treatment, the changes in fair values related to the effective portion of the derivatives are recorded in other comprehensive income or loss or in income/expense, depending on the designation of the derivative as a cash flow hedge. We obtain the values on a quarterly basis from the counterparty of the derivative contracts. The undesignated portion of the derivative contract is calculated and recorded in the Company's Consolidated Statements of Operations at the end of each quarter until settled. Presently we have no active derivative financial instruments.

Recently Adopted Accounting Standards

        In September 2006, the Financial Accounting Standards Board (the "FASB") amended U.S. GAAP with respect to fair value measurements. These amendments, among other things, defined "fair value," established a framework for measuring fair value and expanded disclosures about fair value measurements. In February 2008, the FASB delayed for one year the applicability of the amended fair-value measurement requirements to certain nonfinancial assets and liabilities. The Company adopted the requirements that had been deferred on January 1, 2009. The adoption did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

        In March 2008, the FASB amended U.S. GAAP with respect to derivative instruments and hedging activities. These amendments, among other things, require companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The Company adopted the new disclosure requirements on January 1, 2009. As the amendments did not change current accounting practice, there was no impact of the adoption on the Company's results of operations and financial condition.

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

        In June 2008, the FASB amended U.S. GAAP with respect to determining if an instrument granted in a share-based payment transaction is a participating security. These amendments, among other things, require unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. The Company retroactively adopted these amendments on January 1, 2009. The impact of the adoption on earnings per share as previously reported for the years ended December 31, 2008 and 2007 was not material.

        In April 2009, the FASB amended U.S. GAAP to address concerns regarding (a) determining whether a market is not active and a transaction is not orderly, (b) recognition and presentation of other-than-temporary impairments and (c) interim disclosures of fair values of financial instruments. The Company adopted these amendments effective April 1, 2009. There was no impact of the adoption on the Company's consolidated financial statements.

        In May 2009, the FASB amended U.S. GAAP with respect to subsequent events. These amendments, among other things, established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted these amendments effective April 1, 2009. The FASB modified its guidance in February 2010 and the Company adopted the modification for its December 2009 financial reporting. There was no impact of the adoption or the modification on the Company's consolidated financial statements.

        In June 2009, the FASB established the FASB Accounting Standards Codification™ (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification became effective for the Company in the third fiscal quarter of 2009. Adoption of the Codification did not have a material effect on the Company's financial statements.

        In August 2009, the FASB amended U.S. GAAP with respect to measuring liabilities at fair value. These amendments provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. Adoption of these amendments in the fourth quarter of fiscal year 2009 did not have a material effect on the Company's financial statements.

New Accounting Pronouncements

        In June 2009, the FASB amended U.S. GAAP with respect to the accounting for transfers of financial assets. These amendments, among other things, clarified that the objective of U.S. GAAP is to determine whether a transferor and all of the entities included in the transferor's financial statements being presented have surrendered control over transferred financial assets; limited the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset; and removed the concept of a qualifying special-purpose entity. The Company will be required to adopt these amendments effective January 1, 2010, and is currently evaluating the potential impact, if any, on its consolidated financial statements.

        In June 2009, the FASB amended U.S. GAAP with respect to the consolidation of variable interest entities ("VIEs"). These amendments, among other things, (i) change existing guidance for determining whether an entity is a VIE; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and (iii) require enhanced disclosures about an entity's involvement in a VIE. The Company will be required to adopt these amendments effective January 1, 2010. Adoption of these amendments will not result in the identification of additional VIEs. For the VIE the Company has currently identified (see Note 14 of Notes to the Consolidated Financial Statements), adoption will not change the determination that the Company is not the primary beneficiary.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to financial market risk, including interest rates and commodity prices. We address these risks through controlled risk management that may include the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into financial instruments for trading or speculative purposes.

Interest Rate Risk

        Our interest income and expense is more sensitive to fluctuations in the general level of U.S. interest rates than to changes in rates in other markets. Changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents, restricted cash and investments, and interest expense on our variable funding notes. Our future investment income may fall short of expectations due to changes in interest rates.

        Investments in fixed interest rate earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments. As of December 31, 2009 our long-term investments are comprised primarily of certificates of deposits, mutual funds invested in auction rate securities and one auction rate security; these investments are included in restricted assets related to the captive insurance subsidiary. We have classified these investments as available-for-sale. Due to the short time period between reset dates of the interest rates, there are no unrealized gains or losses associated with interest rate related to the auction rate securities. The one auction rate security has a contractual maturity of December 2030. Based on our cash and cash equivalents, restricted cash and long-term investment holdings as of December 31, 2009, a 1% increase in interest rates would increase our annual interest income by approximately $1.4 million. A 1% decline in interest rates would decrease our annual interest income by less than $1.4 million as the majority of our cash and cash equivalents, restricted cash and long-term investment holdings are currently yielding less than 1%.

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

        At December 31, 2009, we had $125.0 million of variable rate debt. If the interest on our variable rate debt were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1.25 million based on the amount of outstanding variable rate debt at December 31, 2009.

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

        In February 2009, the Company and owners of Applebee's and IHOP franchise restaurants formed Centralized Supply Chain Services, LLC ("CSCS" or the "Co-op") to manage procurement activities for the Applebee's and IHOP restaurants choosing to join the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2009, 100% of Applebee's franchise restaurants and over 95% of IHOP franchise restaurants are members of CSCS. While the majority of the food products utilized by IHOP and Applebee's systems are sourced through CSCS, in some instances, we enter into commitments to purchase food and other items on behalf of the IHOP and Applebee's systems. None of these food product contracts or agreements is a derivative instrument. At December 31, 2009, our outstanding purchase commitments for food products were less than $1 million.

Item 8.    Financial Statements and Supplementary Data.

DineEquity, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$82,314	$114,443
Restricted cash	72,690	83,355
Receivables, net	104,690	117,930
Inventories	12,236	10,959
Prepaid income taxes	7,702	15,734
Prepaid gift cards	19,878	15,375
Prepaid expenses	13,425	1,692
Deferred income taxes	15,444	27,504
Assets held for sale	8,765	11,861

Total current assets	337,144	398,853

Non-current restricted cash	48,173	53,395
Restricted assets related to captive insurance subsidiary	4,344	5,849
Long-term receivables	259,775	277,106
Property and equipment, net	771,372	824,482
Goodwill	697,470	697,470
Other intangible assets, net	849,552	956,036
Other assets, net	133,038	148,026

Total assets	$3,100,868	$3,361,217

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$25,200	$15,000
Accounts payable	31,729	48,983
Accrued employee compensation and benefits	37,397	44,299
Gift card liability	105,465	95,532
Accrued financing costs	—	20,071
Other accrued expenses	54,549	55,249
Accrued interest payable	3,627	3,580

Total current liabilities	257,967	282,714

Long-term debt, less current maturities	1,637,198	1,853,367
Financing obligations, less current maturities	309,415	318,651
Capital lease obligations, less current maturities	152,758	161,310
Deferred income taxes	369,127	395,448
Other liabilities	117,449	119,910

Total liabilities	2,843,914	3,131,400
Commitments and contingencies
Preferred stock, Series A, $1 par value, 220,000 shares authorized; 190,000 shares issued and outstanding	187,050	187,050
Stockholders' equity
Convertible preferred stock, Series B, at accreted value, 10,000,000 shares authorized; 35,000 shares issued and outstanding	39,623	37,332
Common stock, $0.01 par value, 40,000,000 shares authorized; 2009: 23,780,015 shares issued and 17,564,449 shares outstanding; 2008: 23,696,950 shares issued and 17,466,355 shares outstanding	238	237
Additional paid-in-capital	171,207	165,315
Retained earnings	155,397	145,810
Accumulated other comprehensive loss	(20,811)	(29,408)
Treasury stock, at cost (2009: 6,215,566 shares; 2008: 6,230,595 shares)	(275,750)	(276,519)

Total stockholders' equity	69,904	42,767

Total liabilities and stockholders' equity	$3,100,868	$3,361,217

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues
Franchise revenues	$372,198	$353,331	$205,757
Company restaurant sales	890,020	1,103,228	125,905
Rental income	133,845	131,347	132,422
Financing revenues	17,899	25,722	20,475

Total revenues	1,413,962	1,613,628	484,559

Costs and Expenses
Franchise expenses	102,256	96,243	88,054
Company restaurant expenses	766,466	978,197	117,448
Rental expenses	97,303	98,057	98,402
Financing expenses	370	7,314	1,215
General and administrative expenses	158,469	182,239	81,597
Interest expense	186,473	203,141	28,654
Impairment and closure charges	105,094	240,630	4,381
Amortization of intangible assets	12,306	12,132	1,132
(Gain) loss on extinguishment of debt	(45,678)	(15,242)	2,223
(Gain) loss on disposition of assets	(6,947)	259	(98)
Other expense (income), net	1,266	(1,185)	2,128
Loss on derivative financial instrument	—	—	62,131

Total costs and expenses	1,377,378	1,801,785	487,267

Income (loss) before income taxes	36,584	(188,157)	(2,708)
Provision (benefit) for income taxes	5,175	(33,698)	(2,228)

Net income (loss)	$31,409	$(154,459)	$(480)

Net income (loss)	$31,409	$(154,459)	$(480)
Less: Series A preferred stock dividends	(19,531)	(19,000)	(1,561)
Less: Accretion of Series B preferred stock	(2,291)	(2,151)	(181)
Less: Net (income) loss allocated to unvested participating restricted stock	(351)	6,417	34

Net income (loss) available to common stockholders	$9,236	$(169,193)	$(2,188)

Net income (loss) available to common stockholders per share
Basic	$0.55	$(10.09)	$(0.13)

Diluted	$0.55	$(10.09)	$(0.13)

Weighted average shares outstanding
Basic	16,917	16,764	17,232

Diluted	16,917	16,764	17,232

Dividends declared per common share	—	$1.00	$1.00

Dividends paid per common share	—	$1.00	$1.00

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts)

	Preferred Stock		Common Stock
							Accumulated Other Comprehensive Loss
	Shares Issued	Series B Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings		Treasury Stock, at cost	Total
Balance, December 31, 2006	—	$—	22,818,007	$227	$131,748	$358,975	$(133)	$(201,604)	$289,213
Net loss	—	—	—	—	—	(480)	—	—	(480)
Interest rate swap, net of tax	—	—	—	—	—	—	(36,605)	—	(36,605)

Comprehensive loss									(37,085)

Cumulative effect of adoption of FIN 48	—	—	—	—	—	(489)	—	—	(489)
Repurchase of treasury shares	—	—	—	—	—	—	—	(77,020)	(77,020)
Issuance of preferred stock Series B	35,000	35,000	—	—	(750)	—	—	—	34,250
Net issuance of shares pursuant to stock plans	—	—	541,657	3	8,925	—	—	970	9,898
Stock-based compensation	—	—	—	—	6,165	—	—	—	6,165
Tax benefit from stock options exercised	—	—	—	—	3,476	—	—	—	3,476
Dividends—common stock	—	—	—	—	—	(17,293)	—	—	(17,293)
Dividends—preferred stock	—	—	—	—	—	(1,742)	—	—	(1,742)
Accretion of Series B preferred stock	—	181	—	—	—	(181)	—	—	—

Balance, December 31, 2007	35,000	35,181	23,359,664	230	149,564	338,790	(36,738)	(277,654)	209,373
Net loss	—	—	—	—	—	(154,459)	—	—	(154,459)
Interest rate swap, net of tax	—	—	—	—	—	—	7,716	—	7,716
Temporary decline in available-for-sale securities	—	—	—	—	—	—	(386)	—	(386)

Comprehensive loss									(147,129)

Repurchase of restricted shares	—	—	(18,274)	—	(540)	—	—	—	(540)
Net issuance of shares pursuant to stock plans	—	—	355,560	7	982	—	—	1,135	2,124
Stock-based compensation	—	—	—	—	13,445	—	—	—	13,445
Tax benefit from stock options exercised	—	—	—	—	1,864	—	—	—	1,864
Dividends—common stock	—	—	—	—	—	(17,370)	—	—	(17,370)
Dividends—preferred stock	—	—	—	—	—	(19,000)	—	—	(19,000)
Accretion of Series B preferred stock	—	2,151	—	—	—	(2,151)	—	—	—

Balance, December 31, 2008	35,000	37,332	23,696,950	237	165,315	145,810	(29,408)	(276,519)	42,767
Net income	—	—	—	—	—	31,409		—	31,409
Interest rate swap, net of tax	—	—	—	—	—	—	8,507	—	8,507
Temporary decline in available-for-sale securities	—	—	—	—	—	—	90	—	90

Comprehensive income									40,006

Repurchase of restricted shares	—	—	(50,927)	—	(605)	—	—	—	(605)
Net issuance of shares pursuant to stock plans	—	—	133,992	1	323	—	—	—	324
Reissuance of treasury stock	—	—	—	—	(769)	—	—	769	—
Stock-based compensation	—	—	—	—	10,710	—	—	—	10,710
Tax benefit from stock options exercised	—	—	—	—	(3,767)	—	—	—	(3,767)
Dividends—preferred stock	—	—	—	—	—	(19,531)	—	—	(19,531)
Accretion of Series B preferred stock	—	2,291	—	—	—	(2,291)	—	—	—

Balance, December 31, 2009	35,000	$39,623	23,780,015	$238	$171,207	$155,397	$(20,811)	$(275,750)	$69,904

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$31,409	$(154,459)	$(480)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities
Depreciation and amortization	65,379	72,934	26,043
Non-cash interest expense	39,422	39,083	5,786
(Gain) loss on extinguishment of debt	(45,678)	(15,242)	2,223
Impairment and closure charges	105,094	240,630	4,381
Loss on derivative financial instrument	—	—	62,131
Deferred income taxes	(19,875)	(65,226)	(31,324)
Stock-based compensation expense	10,710	12,089	6,958
Tax benefit from stock-based compensation	531	1,864	3,476
Excess tax benefit from stock options exercised	(48)	(315)	(2,693)
(Gain) loss on disposition of assets	(6,947)	259	(98)
Other	(5,816)	1,172	(3,602)
Changes in operating assets and liabilities
Receivables	11,607	(2,441)	(22,479)
Inventories	(1,474)	182	512
Prepaid expenses	(25,273)	(146)	(17,147)
Accounts payable	(14,867)	(23,749)	37,266
Accrued employee compensation and benefits	(8,119)	(11,609)	(21,868)
Gift card liability	7,180	18,480	43,685
Other accrued expenses	14,613	(2,667)	13,553

Cash flows provided by operating activities	157,848	110,839	106,323

Cash flows from investing activities
Additions to property and equipment	(15,372)	(31,765)	(11,871)
Reductions (additions) to long-term receivables	2,528	(4,743)	1,538
Acquisition of business, net of cash acquired	—	(10,261)	(1,943,567)
Collateral released by captive insurance subsidiary	1,549	4,559	345
Proceeds from sale of property and equipment and assets held for sale	15,777	61,137	870
Principal receipts from notes and equipment contracts receivable	15,025	15,797	16,617
Other	(672)	471	(1,324)

Cash flows provided by (used in) investing activities	18,835	35,195	(1,937,392)

Cash flows from financing activities
Proceeds from issuance of long-term debt	10,000	35,000	2,296,216
Proceeds from financing obligations	—	370,502	—
Repayment of long-term debt	(173,777)	(421,325)	(268,199)
Principal payments on capital lease and financing obligations	(16,160)	(9,854)	(5,364)
Dividends paid	(24,091)	(33,362)	(17,293)
(Payment of costs) issuance of preferred stock	—	(1,500)	222,800
Reissuance (purchase) of treasury stock, net	—	1,135	(76,050)
Repurchase of restricted stock	(605)	(540)	—
Proceeds from stock options exercised	324	989	8,928
Excess tax benefit from stock options exercised	48	315	2,693
Payment of accrued debt issuance costs	(20,300)	(48,902)	(138,021)
Payment of early debt extinguishment costs	(129)	(103)	(1,219)
Restricted cash related to securitization	15,878	49,216	(186,100)

Cash flows (used in) provided by financing activities	(208,812)	(58,429)	1,838,391

Net change in cash and cash equivalents	(32,129)	87,605	7,322
Cash and cash equivalents at beginning of year	114,443	26,838	19,516

Cash and cash equivalents at end of year	$82,314	$114,443	$26,838

Supplemental disclosures
Interest paid	$166,361	$194,763	$31,331
Income taxes paid	$31,245	$40,931	$25,712

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. The Company

        The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. ("DineEquity"). The Company owns and operates two restaurant concepts: Applebee's Neighborhood Grill and Bar®, or Applebee's, in the bar and grill segment of the casual dining category of the restaurant industry, and International House of Pancakes®, or IHOP, in the family dining category of the restaurant industry. The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter the Company's predecessor began developing and franchising additional restaurants. As of December 31, 2009, there were a total of 1,456 IHOP restaurants of which 1,279 were subject to franchise agreements, 164 were subject to area license agreements and 13 were company-operated restaurants. IHOP restaurants are located in all 50 states of the United States, two U.S. territories and in Canada and Mexico.

        In November 2007, the Company completed the acquisition of Applebee's International, Inc. ("Applebee's"), which became a wholly owned subsidiary of the Company. As of December 31, 2009, there were a total of 2,008 Applebee's restaurants, of which 1,609 were subject to franchise agreements and 399 were company-operated restaurants. The restaurants were located in 49 states, 16 countries outside of the United States and one U.S. territory.

        References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company. Retail sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

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

Fiscal Periods

        The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. For convenience, the Company refers to all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The 2009, 2008 and 2007 fiscal years presented herein ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. The 2009 fiscal year contained 53 weeks while the 2008 and 2007 fiscal years each contained 52 weeks.

Reclassifications

        Certain reclassifications have been made to prior year information to conform to the fiscal 2009 presentation. The reclassifications did not have a material impact on the 2008 and 2007 consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

        Receivables are derived from revenues earned from franchisees and distributors located primarily in the United States. The Company is subject to a concentration of credit risk with respect to Applebee's franchisee receivables. As of December 31, 2009, Applebee's franchisees operated 1,470 Applebee's restaurants in the United States (which comprised 79% of the total Applebee's restaurants in the United States). Of those restaurants, the nine largest Applebee's franchisees owned 786 restaurants, representing 53% of all franchised Applebee's restaurants in the United States. Receivables from all Applebee's franchisees totaled $26.6 million at December 31, 2009.

        The Company maintains an allowance for doubtful accounts based upon our historical experience taking into account current economic conditions. Historically, such losses have been within management's expectations

Cash and Cash Equivalents

        The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost which approximates market value.

Restricted Assets

  Restricted Cash

        The Company entered into three separate securitization transactions which resulted in the issuance of a total of $2.3 billion in debt in 2007. The proceeds received from these transactions primarily were used to fund the acquisition of Applebee's. In addition, a portion of the proceeds was used to fund certain cash accounts as required by the indentures and other agreements related to the securitization transactions ("Securitization Agreements"). These cash accounts are to be used only for the purposes specified in the Securitization Agreements. The Company has presented these cash accounts as restricted cash in both the current and non-current asset sections of the consolidated balance sheets.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Other Restricted Assets

        The Company has restricted assets related to its captive insurance subsidiary which are included in non-current assets in the consolidated balance sheets. The captive insurance subsidiary was formed to provide insurance coverage to Applebee's and its franchisees. These restricted assets are primarily investments use of which is restricted for the payment of insurance claims.

Investments

        The Company's investments comprise certificates of deposit, money market funds and auction rate securities included in restricted assets related to the captive insurance subsidiary in the Consolidated balance sheets. The Company has classified all investments as available-for-sale with any unrealized gain or loss included in Other Comprehensive Income. The contractual maturity of the auction rate security is 2030.

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

Category	Depreciable Life
Buildings and improvements	25 - 40 years
Leaseholds and improvements	Shorter of primary lease term or between three to 25 years
Equipment and fixtures	Between two to 10 years
Properties under capital leases	Primary lease term or remaining primary lease term

        Property and equipment are identified as assets held for sale when they meet the criteria of U.S. GAAP. The Company ceases recording depreciation on assets that are classified as held for sale.

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

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Long-Lived Assets

        The Company evaluates the recoverability of its long-lived assets, which include amortizable intangible and tangible assets, in accordance with U.S. GAAP. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The Company considers factors such as the number of years the restaurant has been in operation, sales trends, cash flow trends, remaining lease life and other factors which apply on a case-by-case basis. The analysis is performed at the individual restaurant level for indicators of permanent impairment.

        Recoverability of a restaurant's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, this may be an indicator of impairment. If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value. The fair value is determined in accordance with U.S. GAAP governing fair value measurements. The primary method of estimating fair value is by discounting the future cash flows based on our cost of capital. A loss resulting from impairment is recognized by a charge against operations.

        The Company may decide to close certain company-operated restaurants. Typically such decisions are based on operating performance or strategic considerations. In these instances, the Company reserves, or writes off, the full carrying value of these restaurants as impaired.

        Periodically, the Company will reacquire a previously franchised restaurant. At the time of reacquisition, the franchise will be recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. The net realizable value of a reacquired franchise is based on the Company's average five-year historical franchise resale value. The historical resale value used in 2009 was $240,000. An impairment loss will be recognized equal to the amount by which the reacquisition value exceeds the historical resale value.

        On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. See Note 17, Impairment and Closure Charges.

Goodwill and Intangible Assets

        Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets resulting from the acquisition are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received. Identifiable intangible assets are comprised primarily of trademarks, tradenames and franchise agreements. Identifiable intangible assets with finite lives are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives. Goodwill and intangible assets considered to have an indefinite life are not subject to amortization. The determination of indefinite life is subject to reassessment if changes in facts and circumstances indicate the period of benefit has become finite.

        Goodwill has been allocated to three reporting units, the IHOP franchised restaurants unit ("IHOP franchise unit"), Applebee's company-operated restaurants unit ("Applebee's company unit") and Applebee's franchised restaurants unit ("Applebee's franchise unit") in accordance with

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

U.S. GAAP. The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and has been allocated between the two Applebee's units. The Company tests goodwill and other indefinite life intangible assets for impairment on an annual basis in the fourth quarter. The impairment test of goodwill of the two Applebee's units is performed as of October 31 of each year. The impairment test of the goodwill of the IHOP franchise unit is performed as of December 31 of each year. In addition to the annual test of impairment, goodwill must be evaluated more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments or a significant decline in the market price of the Company's common stock.

        In the process of the Company's annual impairment review of goodwill, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate. Additional assumptions are made as to proceeds to be received from future franchising of company-operated restaurants. Step one of the impairment test compares the fair value of each of our reporting units to their carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the step one test does indicate an impairment, step two must take place. Under step two, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted. The fair value of all reporting units is then compared to the current market value of the Company's common stock to determine if the fair values estimated in the impairment testing process are reasonable in light of the current market value.

        As a result of the impairment reviews performed in 2009, an impairment of intangible assets was recorded. As a result of the impairment reviews performed in 2008, impairments of goodwill and intangible assets were recorded. See Note 17, Impairment and Closure Charges.

Self-Insurance Liability

        The Company is self-insured for a portion of its employee workers' compensation, general liability and, through December 31, 2008, employee health insurance obligations. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liability associated with these programs is based on historical claims data and our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Revenue Recognition

        The Company's revenues are recorded in four categories: franchise operations, company restaurant operations, rental operations and financing operations.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The franchise operations revenue consists primarily of royalty revenues, sales of proprietary IHOP products, IHOP advertising fees and the portion of the franchise fees allocated to the Company's intellectual property. Company restaurant sales are retail sales at company-operated restaurants. Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Financing operations revenue consists of the portion of franchise fees not allocated to the Company's intellectual property and sales of equipment as well as interest income from the financing of franchise fees and equipment leases.

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

Leases

        The Company leases the majority of all IHOP restaurants. The restaurants are subleased to IHOP franchisees or, in a few instances, are operated by the Company. The Company's IHOP leases generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options at the Company's option. In addition, the Company leases a majority of its company-operated Applebee's restaurants. Franchisees are responsible for financing their properties. The Applebee's company-operated leases generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income. Rental expense and rental income for these operating leases are recognized on the straight-line basis over the original terms of the leases. The difference between straight-line rent expense or income and actual amounts paid or received represents deferred rent and is included in the balance sheets as other assets or other liabilities, respectively.

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

        Certain lease agreements contain tenant improvement allowances, rent holidays and lease premium, which are amortized over the shorter of the estimated useful life or lease term. For tenant improvement allowances, the Company also records a deferred rent liability or an obligation in our non-current liabilities on the consolidated balance sheets and amortizes the deferred rent over the term of the lease as a reduction to company restaurant expenses in the consolidated statements of operations.

Preopening Expenses

        Expenditures related to the opening of new or relocated restaurants are charged to expense when incurred.

Advertising

        Franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue as the fees are earned and become receivables from the franchisee in accordance with U.S. GAAP governing the accounting for franchise fee revenue. In accordance with U.S. GAAP governing advertising costs, related advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Franchise fees designated for Applebee's national advertising fund and local advertising cooperatives constitute agency transactions and are not recognized as revenues and expenses. In both cases, the advertising fees are recorded as a liability against which specific costs are charged.

        Advertising expense reflected in the consolidated statements of operations includes local marketing advertising costs incurred by company-operated restaurants, contributions to the national advertising fund made by Applebee's company-operated restaurants and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising are expensed either as incurred or the first time the advertising takes place. Advertising expense included in company restaurant operations and franchise operations for the years ended December 31, 2009, 2008 and 2007 was $36.7 million, $45.3 million and $5.0 million, respectively. In addition, significant advertising expenses also are incurred by franchisees through the national advertising funds and local marketing and advertising cooperatives.

Asset Retirement Obligations

        The Company currently has certain leases which may require it to return the property to the landlord in its original condition. The Company records expenses for these leases in its consolidated

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

financial statements as company restaurant expenses. At both December 31, 2009 and 2008, the liability recorded for asset retirement obligations was $0.3 million.

Derivative Financial Instruments

        The Company accounts for derivative instruments and hedging activities in accordance with U.S. GAAP. All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, management formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

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

        In the past, the Company has utilized derivative financial instruments to manage its exposure to interest rate risks. The Company has not entered into any derivative financial instruments since an interest rate swap entered into in conjunction with the acquisition of Applebee's was terminated in 2007 (See Note 8, Debt). The Company does not enter into derivative financial instruments for trading purposes.

Fair Value Measurements

        Effective January 1, 2008, the Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in U.S. GAAP. The Company measures its financial assets and liabilities using inputs from the following three levels of the fair value hierarchy. The three levels are as follows:

  •
  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

  •
  Level 3 includes unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including our own data.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        For more information on the financial instruments the Company measures at fair value, see Note 11, Fair Value Measurements.

Income Taxes

        The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with U.S. GAAP governing the accounting for contingencies. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

        Effective January 1, 2007, the Company adopted U.S. GAAP governing the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company's reassessment of its tax positions upon adoption did not have a material impact on the results of operations, financial condition or liquidity.

Stock-Based Compensation

        The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company accounts for all stock-based payments to employees and non-employees, including grants of employee stock options and restricted stock units to be recognized in the financial statements, based on their respective grant date fair values. The Company also accounts for the benefits of tax deduction in excess of recognized compensation cost be reported as a financing cash flow.

        U.S. GAAP requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which considers, among other factors, the expected life of the award and the expected volatility of the Company' stock price. Although the Black-Scholes model meets the requirement of U.S. GAAP and the SEC, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements and limited transferability.

        The Company accounts for option grants to non-employees in accordance with U.S. GAAP, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

        The Company displays comprehensive income (loss) in the Consolidated Statements of Changes in Shareholders' Equity, with additional disclosure regarding the components in the Notes to the Consolidated Financial Statements. Accumulated other comprehensive loss is attributable to the unrealized loss, net of tax, on an interest rate swap that the Company entered into during 2007 and a temporary decline in the fair value of available-for-sale securities.

Net Income (Loss) Per Share

        Earnings per share is calculated using the two-step method prescribed in U.S. GAAP. Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares and potential shares of common stock outstanding during the period if their effect is dilutive. For the years ended December 31, 2009, 2008 and 2007, certain dilutive shares were not included in computing the diluted net loss per share because their effect was anti-dilutive. The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share calculation. Potentially dilutive common shares include the assumed exercise of stock options, assumed vesting of restricted stock units and assumed conversion of preferred stock using the if-converted method.

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

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  IHOP

        The franchise operations segment consists of restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and two countries outside the U.S. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, franchise advertising fees and the portion of the franchise fees allocated to IHOP intellectual property. Franchise operations expenses include advertising expense, the cost of proprietary products and pre-opening training expenses and other franchise-related costs.

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

Recently Adopted Accounting Standards

        In September 2006, the Financial Accounting Standards Board (the "FASB") amended U.S. GAAP with respect to fair value measurements. These amendments, among other things, defined "fair value," established a framework for measuring fair value and expanded disclosures about fair value measurements. In February 2008, the FASB delayed for one year the applicability of the amended fair-value measurement requirements to certain nonfinancial assets and liabilities. The Company adopted the requirements that had been deferred on January 1, 2009. The adoption did not have a material impact on the Company's consolidated financial statements.

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

        In March 2008, the FASB amended U.S. GAAP with respect to derivative instruments and hedging activities. These amendments, among other things, require companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The Company adopted the new disclosure requirements on January 1, 2009. As the amendments did not change current accounting practice, there was no impact of the adoption on the Company's consolidated financial statements.

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

        In June 2008, the FASB amended U.S. GAAP with respect to determining if an instrument granted in a share-based payment transaction is a participating security. These amendments, among other things, require unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. The Company retroactively adopted these amendments on January 1, 2009. The impact of the adoption on earnings per share as previously reported for the years ended December 31, 2008 and 2007 was not material.

        In April 2009, the FASB amended U.S. GAAP to address concerns regarding (a) determining whether a market is not active and a transaction is not orderly; (b) recognition and presentation of other-than-temporary impairments; and (c) interim disclosures of fair values of financial instruments. The Company adopted these amendments effective April 1, 2009. There was no impact of the adoption on the Company's consolidated financial statements.

        In May 2009, the FASB amended U.S. GAAP with respect to subsequent events. These amendments, among other things, established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted these amendments effective April 1, 2009. The FASB modified its guidance in February 2010 and the Company adopted the modification for its December 2009 financial reporting. There was no impact of the adoption or the modification on the Company's consolidated financial statements.

        In June 2009, the FASB established the FASB Accounting Standards Codification™ (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification became effective for the Company in the third fiscal quarter of 2009. Adoption of the Codification did not have a material effect on the Company's consolidated financial statements.

        In August 2009, the FASB amended U.S. GAAP with respect to measuring liabilities at fair value. These amendments provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. Adoption of these amendments in the fourth quarter of fiscal year 2009 did not have a material effect on the Company's consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

        In June 2009, the FASB amended U.S. GAAP with respect to the accounting for transfers of financial assets. These amendments, among other things, clarified that the objective of U.S. GAAP is to determine whether a transferor and all of the entities included in the transferor's financial statements being presented have surrendered control over transferred financial assets; limited the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset; and removed the concept of a qualifying special-purpose entity. The Company will be required to adopt these amendments effective January 1, 2010, and is currently evaluating the potential impact, if any, on its consolidated financial statements.

        In June 2009, the FASB amended U.S. GAAP with respect to the consolidation of variable interest entities ("VIEs"). These amendments, among other things, (i) change existing guidance for determining whether an entity is a VIE; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and (iii) require enhanced disclosures about an entity's involvement in a VIE. The Company will be required to adopt these amendments effective January 1, 2010. Adoption of these amendments will not result in the identification of additional VIEs. For the VIE the Company has currently identified (see Note 14 of Notes to Consolidated Financial Statements), adoption will not change the determination that the Company is not the primary beneficiary.

3. Receivables

	2009	2008
	(In thousands)
Accounts receivable	$53,245	$55,241
Gift card receivables	22,660	32,345
Credit card receivables	7,494	7,587
Notes receivable	17,678	22,664
Equipment leases receivable	146,537	153,560
Direct financing leases receivable	111,307	115,517
Other	8,966	11,063

	367,887	397,977
Less: allowance for doubtful accounts	(3,422)	(2,941)

	364,465	395,036
Less: current portion	(104,690)	(117,930)

Long-term receivables	$259,775	$277,106

        Accounts receivable primarily includes receivables due from franchisees and distributors. Gift card receivables consist primarily of amounts due from third-party vendors. Credit card receivables consist primarily of amounts due from credit card companies used by the Company to process customer transactions. Notes receivable include IHOP franchise fee notes in the amount of $10.4 million and $16.1 million at December 31, 2009 and 2008, respectively. IHOP franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 8.32%

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3. Receivables (Continued)

and 8.77% per annum at December 31, 2009 and 2008, respectively, and are collateralized by the franchise. The term of an equipment lease contract coincides with the term of the corresponding restaurant building lease. Equipment lease contracts are due in equal weekly installments, primarily bear interest averaging 10.15% and 10.11% per annum at December 31, 2009 and 2008, respectively, and are collateralized by the equipment. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

        The following table summarizes the activity in the allowance for doubtful accounts:

Allowance for Doubtful Accounts
(In thousands)
Balance at December 31, 2006	$1,359
Provision	2,039
Charge-offs	(399)

Balance at December 31, 2007	2,999
Provision	1,280
Charge-offs	(1,548)
Recoveries	210

Balance at December 31, 2008	2,941
Provision	1,645
Charge-offs	(1,279)
Recoveries	115

Balance at December 31, 2009	$3,422

4. Assets Held For Sale

        The Company classifies assets as held for sale and ceases the depreciation of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria as defined in U.S. GAAP. Reacquired franchises, property and equipment and other assets held for sale are accounted for on the specific identification basis.

Reacquired franchises

        For reacquired franchises, the Company records the franchise and equipment at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value at the reacquisition date. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease, and the estimated net realizable value is evaluated in conjunction with our impairment evaluation of long-lived assets. There was $469,000 in reacquired franchises and equipment included in assets held for sale at December 31, 2009 and none at December 31, 2008.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

4. Assets Held For Sale (Continued)

Property and equipment

        At December 31, 2007, assets held for sale primarily consisted of approximately 40 company-operated Applebee's restaurants in the California and Nevada markets, Applebee's previous corporate headquarters building, Applebee's corporate aircraft and property and equipment from closed stores.

        As the preliminary purchase price allocation was finalized during 2008, certain purchase price fair values were revised downward and, as a result, assets held for sale were reduced by $11.0 million. Additionally, an impairment was recognized on assets held for sale of $5.6 million due to deterioration in the credit markets in general and a decline in operating results of Applebee's company-operated restaurants expected to be franchised in particular geographic areas. Also during 2008, four parcels of land held for future restaurant development, three company-owned restaurants in the Delaware market, 49 company-operated restaurants in the Texas market and seven company-operated stores in the New Mexico market were reclassified as assets held for sale. Additionally, one company-owned restaurant was reclassified out of assets held for sale after a determination was made that the Company had continuing involvement with the property which precluded classification as an asset held for sale.

        The sales of the restaurants in the California, Nevada, Delaware and Texas markets, along with one closed store site were completed in 2008. The Company received proceeds of approximately $49.4 million from these transactions. At December 31, 2008, assets held for sale comprised primarily seven company-operated restaurants in New Mexico and four parcels of land held for future restaurant development and property and equipment from closed stores.

        The sales of the seven restaurants in the New Mexico market and of certain property and equipment associated with closed restaurants were completed during fiscal 2009. The Company reclassified to assets held for sale the fair value of four parcels of land on which four Applebee's company-operated restaurants were located. These restaurants had been franchised during 2008 but the Company retained ownership of the land and continued to lease the property to the franchisee. The Company's strategy does not contemplate retaining such properties as a lessor on a long-term basis, and, based on the requirements under U.S. GAAP, the Company determined the properties should to be reclassified as assets held for sale. The Company also reclassified the net assets of one company-operated restaurant expected to be sold and recognized an additional impairment on the property and equipment from a previously closed restaurant The balance of assets held for sale at December 31, 2009 of $8.8 million was primarily comprised of four parcels of land previously acquired and held for future development, four parcels of land on which Applebee's franchised restaurants are situated, the net assets of one restaurant expected to be sold and property and equipment from one previously closed Applebee's restaurant. The sale of the restaurant to be sold closed in January, 2010.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

4. Assets Held For Sale (Continued)

        The following table summarizes the changes in the balance of assets held for sale during fiscal 2009 and 2008:

(in millions)
Balance December 31, 2007	$66.1
Purchase price valuation adjustments	(11.0)
Impairment charges	(5.6)
Assets sold	(62.7)
Assets reclassified to held for sale	24.0
Other	1.1

Balance December 31, 2008	11.9
Impairment charges	(1.2)
Assets sold	(6.5)
Assets reclassified to held for sale	4.6

Balance December 31, 2009	$8.8

        All assets reported as held for sale are part of the company restaurant operations segment.

5. Property and Equipment

        Property and equipment by category is as follows:

	2009	2008
	(In thousands)
Land	$170,287	$172,775
Buildings and improvements	395,868	400,250
Leaseholds and improvements	269,949	274,577
Equipment and fixtures	114,920	110,811
Construction in progress	9,392	5,955
Properties under capital lease obligations	60,064	59,643

	1,020,480	1,024,011
Less accumulated depreciation and amortization	(249,108)	(199,529)

Property and equipment, net	$771,372	$824,482

        The Company recorded depreciation expense on property and equipment of $51.9 million, $58.9 million and $24.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease obligations in the amount of $24.6 million and $21.7 million at December 31, 2009 and 2008, respectively.

        The Company records capitalized interest in connection with the development of new restaurants and amortizes it over the estimated useful life of the related asset. Capitalized interest, net of amortization, was $413,000 and $442,000 at December 31, 2009 and 2008, respectively. During 2009 the Company capitalized $22,000 of interest costs and charged $51,000 to expense.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

6. Goodwill

        The significant majority of the Company's goodwill and other intangible assets arose from the November 29, 2007 acquisition of Applebee's. The following table summarizes changes in the carrying value of goodwill:

	Reporting Unit
	IHOP Franchise	Applebee's Franchise	Applebee's Company	Total
	(In millions)
Balance, December 31, 2006	$10.8	$—	$—	$10.8
Acquisition of business	—	537.6	182.3	719.9

Balance, December 31, 2007	10.8	537.6	182.3	730.7
Purchase price adjustments	—	149.1	(57.5)	91.6
Refranchising	—	—	(11.3)	(11.3)
Annual impairment test	—	—	(113.5)	(113.5)

Balance, December 31, 2008	10.8	686.7	—	697.5
Annual impairment test	—	—	—	—

Balance, December 31, 2009	$10.8	$686.7	$—	$697.5

        In accordance with U.S GAAP, goodwill must be evaluated for impairment, at a minimum, on an annual basis, and more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company's common stock. In the process of the Company's annual impairment review, the Company primarily uses the income approach method of valuation that utilizes a discounted cash flow model to estimate the fair value of its reporting units. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures, and changes in working capital, along with an appropriate discount rate. During the course of fiscal 2009, the Company made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions underlying the discounted cash flow model, and determined an interim test of goodwill was not warranted. Accordingly, the Company performed its annual test of goodwill impairment in the fourth quarter of 2009. In the first step of the impairment test, the estimated fair value of both the IHOP and Applebee's franchising units exceeded their respective carrying values and it was concluded there was no impairment of goodwill.

        During the twelve months ended December 31, 2008, there were several adjustments impacting goodwill. A significant portion of the fair value that had been assigned to property and equipment in the preliminary purchase price allocation was related to 510 Applebee's company-operated restaurants. In the preliminary purchase price allocation, the Company used assumptions as to rental data, capitalization rates and obsolescence factors such as profitability, years in operation and lease holding period. The assumptions used in the preliminary purchase price allocation were based on per-restaurant averages that were applied to the entire portfolio of properties. Subsequently, the Company utilized these same assumptions but with data specific to each individual restaurant and estimated a larger amount of obsolescence. As a result, the fair value of property and equipment from the preliminary purchase price valuation was revised downwards by approximately $133 million. Additionally, the data

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

6. Goodwill (Continued)

used to estimate the capitalization rate in the preliminary allocation was based in part on industry data, the reporting of which lagged the actual timing by several months. Once data on capitalization rates being utilized in late November 2007 became available, the Company updated the capitalization rate assumptions accordingly. As a result of this additional information on capitalization rates the estimated fair value of property and equipment was revised downwards approximately $14 million. The corresponding offset to these revisions was an increase to goodwill of $91.5 million, net of deferred taxes, recorded in 2008.

        After the revisions to the estimated purchase price allocation, the goodwill arising from the acquisition of Applebee's totaled $811.5 million, of which $124.8 million was assigned to Applebee's company-operated restaurant reporting unit (the "Company unit") and $686.7 million to Applebee's franchise reporting unit (the "franchise unit"). Consistent with the Company's intent to franchise the significant majority of the company-operated Applebee's restaurants acquired on November 29, 2007, the Company determined the fair value of the Company unit for purposes of assigning goodwill to be the estimated sales value of the restaurants, the value that a market participant would have paid to purchase the restaurants on the day following the acquisition. The fair value of the Company unit was based on a multiple of approximately six times the operating cash flow for the trailing twelve months of the company unit. This multiple was supported by actual refranchising transactions negotiated within a month after the acquisition. The fair value of the franchise unit was determined using a discounted cash flow based on forecast royalty revenues from the franchise operations. These fair values, which reconciled to the overall purchase price paid to acquire Applebee's, were then used to assign goodwill between the reporting units as the excess of the estimated fair value of over the carrying value (as of November 29, 2007) of each reporting unit. The goodwill resulting from this acquisition is not expected to be deductible for tax purposes.

        During 2008 the Company completed several refranchising transactions involving components of the Company unit (see Note 4, Assets Held For Sale). The goodwill of the Company unit was reduced by $11.3 million for the goodwill allocated to these restaurants.

        In performing the 2008 annual impairment test of goodwill, the Company concluded the remaining goodwill allocated to the Company unit was fully impaired and an impairment charge of $113.5 million was recorded (see Note 17, Impairment and Closure Charges).

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

7. Other Intangible Assets

        The Company did not have any intangible assets prior to the November 29, 2007 acquisition of Applebee's. As of December 31, 2009, intangible assets are as follows:

	Not Subject to Amortization			Subject to Amortization
	Tradename	Liquor Licenses	Other	Franchising Rights	Recipes and Menus	Leaseholds	Total
Balance, December 31, 2006	$—	$—	$—	$—	$—	$—	$—
Acquisition of business	790.0	6.4	—	200.5	15.7	—	1,012.6
Amortization expense	—	—	—	(1.0)	(0.1)	—	(1.1)

Balance, December 31, 2007	790.0	6.4	—	199.5	15.6	—	1,011.5
Additions	—	—	—	—	—	7.3	7.3
Purchase price adjustments	—	(1.7)	—	—	—	0.4	(1.3)
Amortization expense	—	—	—	(10.0)	(2.1)	(1.7)	(13.8)
Impairment	(44.1)	—	—	—	—	—	(44.1)
Refranchising	—	(1.8)	—	—	—	(1.8)	(3.6)

Balance, December 31, 2008	745.9	2.9	—	189.5	13.5	4.2	956.0
Amortization expense	—	—	—	(10.0)	(2.3)	(1.1)	(13.4)
Impairment	(93.5)	—	—	—	—	—	(93.5)
Other	—	—	0.2	—	—	0.3	0.5

Balance, December 31, 2009	$652.4	$2.9	$0.2	$179.5	$11.2	$3.4	$849.6

        See Note 17, Impairment and Closure Charges, regarding the impairment of the tradename recognized in 2009 and 2008.

        Annual amortization expense for next five fiscal years is estimated to be approximately $12.9 million annually. The weighted average life of the intangible assets subject to amortization is 18.6 and 18.7 years at December 31, 2009 and 2008, respectively.

        Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2009 and 2008 are as follows:

	December 31, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$200.5	$(21.0)	$179.5	$200.5	$(11.0)	$189.5
Recipes and menus	15.7	(4.5)	11.2	15.7	(2.2)	13.5
Leaseholds/other	6.2	(2.8)	3.4	5.9	(1.7)	4.2

Total	$222.4	$(28.3)	$194.1	$222.1	$(14.9)	$207.2

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt

        Debt consists of the following components:

	2009	2008
	(In millions)
Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.1767% (inclusive of an insurance premium of 0.75%)	$599.1	$640.6
Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.0588%	434.2	604.3
Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037, at a fixed rate of 8.4044%	104.0	119.0
Series 2007-1 Class A-1 Variable Funding Senior Notes, final maturity date December 2037, at a rate of 2.89% and 3.86% as of December 31, 2009 and 2008, respectively	100.0	100.0
Series 2007-1 Fixed Rate Notes due March 2037, at a fixed rate of 5.744% (inclusive of an insurance premium of 0.60%)	175.0	175.0
Series 2007-2 Variable Funding Notes, final maturity date March 2037, at a rate of 0.3% and 2.1% as of December 31, 2009 and 2008, respectively	25.0	15.0
Series 2007-3 Fixed Rate Term Notes due December 2037, at a fixed rate of 7.0588%	245.0	245.0
Discount on Fixed Rate Notes	(19.9)	(30.5)

Total debt	1,662.4	1,868.4
Less current maturities	(25.2)	(15.0)

Long-term debt	$1,637.2	$1,853.4

        During fiscal 2009, the Company retired Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037 with a face amount of $164.6 million and Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037 with a face amount of $35.2 million for cash payments totaling $146.9 million. The Company recognized a gain on extinguishment of this debt of $45.7 million after the write-off of the discount and deferred financing costs related to the debt retired.

        During fiscal 2009, the Company received proceeds from disposition of assets and release of certain reserve funds totaling $11.8 million. As required by the terms of the Applebee's securitization agreements (discussed below), these funds were used to retire Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes and Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes at face values of $5.5 million and $6.3 million, respectively.

        In January 2009, the Company began making scheduled monthly payments on the Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037. Scheduled payments totaled $15.0 million during fiscal 2009.

        During fiscal 2008, the Company retired Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037 with a face amount of $35.2 million and Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037 with a face amount of $23.5 million for cash payments

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

totaling $40.0 million. The Company recognized a gain on extinguishment of this debt of $15.2 million after the write-off of the discount and deferred financing costs related to the debt retired.

Long-Term Debt Instruments Outstanding

        All of the Company's outstanding long-term debt instruments arose from several securitization transactions that took place in 2007, which are referred to as the "March 2007 Securitization Transaction" and the "November 2007 Securitization Transactions."

  March 2007 Securitization Transaction

        On March 16, 2007, IHOP Franchising, LLC, a wholly-owned subsidiary of the Company, and its wholly-owned subsidiary, IHOP IP, LLC (collectively, the "IHOP Co-Issuers"), issued $175 million of Series 2007-1 Fixed Rate Notes (the "Series 2007-1 FRN") and completed a securitized financing facility providing for the issuance of up to $25 million of Series 2007-2 Variable Funding Notes (the "Series 2007-2 VFN" and together with the Series 2007-1 FRN, the "March 2007 Notes").

        The March 2007 Notes were issued under a Base Indenture dated March 16, 2007 (the "IHOP Base Indenture") and related Series Supplements, each dated March 16, 2007 (together with the IHOP Base Indenture, the "Indenture") among the IHOP Co-Issuers and Wells Fargo Bank, National Association, as the Indenture Trustee. The March 2007 Notes were issued in private transactions and are secured under the Indenture by various types of collateral as described herein. The March 2007 Notes were the first issuances under this program. While the Applebee's notes (discussed below) are outstanding, the IHOP Co-Issuers are not allowed to make additional borrowings through the sale of a new series of notes under this program.

  Series 2007-1 Fixed Rate Notes

        The Series 2007-1 FRN have a stated fixed interest rate of 5.144% per annum, an anticipated repayment date in March 2012, and a final payment date in March 2037. The effective interest rate on the Series 2007-1 FRN is 7.218%, after taking account of the premium on the Insurance Policy (described below under "Third Party Credit Enhancement") and the amortization of certain transaction-related expenditures. The anticipated repayment date of the Series 2007-1 FRN may be extended for two successive one-year periods at the election of the IHOP Co-Issuers subject to satisfaction of certain conditions as specified in the Indenture, including compliance with applicable covenant ratios and system-wide sales levels The interest rate on the Series 2007-1 FRN would increase by 0.25% and the insurance premium will increase by 0.05% each year during any such extension period.

  Series 2007-2 Variable Funding Notes

        The Series 2007-2 VFN allow for drawings on a revolving basis. Interest on the Series 2007-2 VFN will generally be payable (a) in the event that commercial paper is issued to fund the Series 2007-2 VFN, at the rate, which is the per annum rate equivalent to the weighted average of the per annum rate payable by the commercial paper conduit in respect of promissory notes issued by the commercial paper conduit to fund the Series 2007-2 VFN, and (b) in the event that other means are used to fund the Series 2007-2 VFN, at per annum rates equal to (i) a base rate of either the prime rate or the Federal funds rate, plus 0.40%, or (ii) a Eurodollar rate to be determined by reference to the British

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

Banker's Association Interest Settlement Rates for deposits in dollars for the applicable period. It is expected that amounts will be drawn under the Series 2007-2 VFN from time to time as needed by the IHOP Co-Issuers in connection with the operation of the IHOP franchising business. As of December 31, 2009 and 2008, a total of $25.0 million and $15.0 million, respectively, was drawn on the Series 2007-2 VFN. There is a commitment fee on the unused portion of the Series 2007-2 VFN of 0.15% per annum.

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

        In connection with the March 2007 Securitization Transaction, the franchise agreements, franchise notes, area license agreements (related to the United States and Mexico), product sales agreements, equipment leases and other assets related to the IHOP restaurant franchising business were transferred to IHOP Franchising, LLC, the intellectual property related to the IHOP restaurant franchising business, among other things, was transferred to IHOP IP, LLC, the fee interests in real property and related franchisee leases were transferred to IHOP Real Estate, LLC and certain of the leasehold interests related to the IHOP franchised restaurants and the related subleases to franchisees were transferred to IHOP Property Leasing, LLC. The remaining leasehold interests and franchisee subleases are owned by IHOP Properties, LLC. The IHOP Co-Issuers have pledged all of their assets to the Indenture Trustee as security for the March 2007 Notes and any additional notes issued by the IHOP Co-Issuers. Although the March 2007 Notes are expected to be repaid solely from these subsidiaries' assets, the March 2007 Notes are solely obligations of the IHOP Co-Issuers and none of the Company, its direct or indirect subsidiaries, including the Real Estate Subsidiaries, guarantee or are in any way liable for the IHOP Co-Issuers' obligations under the Indenture, the March 2007 Notes or any other obligation in connection with the issuance of the March 2007 Notes. The Company has agreed, however, to guarantee the performance of the obligations of International House of Pancakes, LLC., its wholly-owned direct subsidiary, as servicer in connection with the servicing of the assets included as collateral under the Indenture and certain indemnity obligations relating to the transfer of the collateral assets to the IHOP Co-Issuers and the Real Estate Subsidiaries.

  March 2007 Third Party Credit Enhancement

        Timely payment of interest (other than contingent interest) and the outstanding principal of the March 2007 Notes were insured under a financial guaranty insurance policy issued by Financial Guaranty Insurance Company ("FGIC") under an Insurance and Indemnity Agreement among FGIC, the Company and various subsidiaries of the Company. There are concerns about the solvency of FGIC and the effectiveness of the insurance policy as FGIC is presently required to suspend payment on all

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

claims in accordance with an order issued by the New York Insurance Department on November 24, 2009. While the insolvency of FGIC will not cause an event of default under the Indenture pursuant to which the March 2007 Notes were issued, it will cause FGIC to cease being the controlling party with respect to the March 2007 Notes and will require the IHOP Co-Issuers to obtain consent from a majority of the Noteholders rather than FGIC for any actions to be taken with respect to the securitization program, including amendments that require the consent of the controlling party.

  March 2007 Covenants/Restrictions

        The March 2007 Notes are subject to a series of covenants and restrictions under the Indenture customary for transactions of this type, including those relating to (i) the maintenance of specified reserve accounts to be used to make required payments in respect of the March 2007 Notes; (ii) certain debt service coverage and consolidated leverage ratios to be met, the failure of which may result in early amortization of the outstanding principal amounts due in respect of the March 2007 Notes or removal of International House of Pancakes, Inc., as servicer, among other things; (iii) optional prepayment subject to certain conditions; (iv) the Company's maintenance of more than 50% ownership interest in International House of Pancakes, LLC. and a restriction on the Company's merger with unaffiliated entities, unless the Company is the surviving entity or the surviving entity assumes all of the Company's obligations in connection with the securitization transaction and certain other conditions are satisfied; (v) limitations on indebtedness that may be incurred by the Company on a consolidated basis; and (vi) recordkeeping, access to information and similar matters. The March 2007 Notes are also subject to customary events of default, including events relating to non-payment of interest and principal due on or in respect of the March 2007 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breach of representations and warranties, failure of security interest to be effective, a valid claim being made under the relevant insurance policy and the failure to meet the applicable debt service coverage ratio.

  March 2007 Use of Proceeds

        The net proceeds from the sale of the March 2007 Fixed Rate Notes on March 16, 2007 were $171.7 million. Of this amount, $114.2 million was used to repay existing indebtedness of the Company; $2.4 million was deposited into an interest reserve account for the Series 2007-1 FRN; and $3.1 million was deposited into a lease payment account for payment to third-party property lessors. The Company used the remaining proceeds primarily to pay the costs of the transaction and for share repurchases. In November, 2007, a total of $15.0 million was drawn on the Series 2007-2 VFN which was used as part of the payment for the Applebee's acquisition. The remaining $10.0 million balance on the Series 2007-2 VFN was subsequently drawn in June 2009 and used to repurchase debt on the open market.

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

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

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

        The Applebee's Indenture includes provisions which accelerate certain of the payment dates which, if not met, would require the Company to use operating funds to begin to pay down the outstanding debt. The accelerated payment date for the Applebee's November 2007-1 Notes will occur in December 2012, unless accelerated by failure to comply with provisions of the Applebee's Indenture. As of December 31, 2009, there was no acceleration of payment dates.

        In the event that the Company is unable to refinance the Applebee's securitization debt by December 2012, then the Company will have the ability to extend the scheduled payment date for six months if in compliance with applicable covenant ratios at that time and, under certain circumstances, if consent is obtained from the series controlling party. Upon an extension, the interest rate on the Applebee's securitization debt will increase by 0.50%, and any unpaid amount will accrue interest at such increased rate and the insurance premium will increase by 0.1%.

        In the event that the Company is unable to refinance the Applebee's securitization debt by December 2012, or, if an extension has been obtained and the Company is unable to refinance the Applebee's securitization debt by June 2013, the debt will go into rapid amortization and all excess cash

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

flow (after defined required payments have been made) will be retained by the indenture trustee for the securitization and used to retire principal amounts of debt.

  Series 2007-1 Class A-1 Variable Funding Senior Notes

        The Applebee's securitization also included a $100 million revolving credit facility of Series 2007-1 Class A-1 Variable Funding Senior Notes issued in two classes, with each drawdown allocated between the two classes on a pro rata basis. The 2007-1 Class A-1-A Variable Funding Notes in an amount up to $30 million have the benefit of a financial guaranty insurance policy covering payment of interest when due and payment of principal at the legal final maturity date. The Series 2007-1 Class A-1-X Variable Funding Notes in an amount up to $70 million do not have the benefit of a financial guaranty insurance policy. As of December 31, 2009 and 2008, there was $100 million outstanding under this facility, consisting of $30.0 million insured and $70.0 million uninsured.

  Securitization Structure

        All of the Applebee's November 2007-1 Notes were issued by indirect subsidiaries of Applebee's that hold substantially all of the intellectual property, franchising assets and other restaurant assets of the Applebee's system and a certificate representing the right to receive a portion of the weekly residual cash flow from the IHOP securitization program. The servicing and repayment obligations related to the Applebee's November 2007-1 Notes and certain ongoing fees and expenses, including the premiums payable to the financial guaranty insurance company, are solely the responsibility of these indirect subsidiaries. Neither DineEquity, Inc., which is the ultimate parent of each of the subsidiaries involved in the securitization, nor Applebee's has guaranteed or is in any way liable for the obligations of the subsidiaries involved in the securitization, including the Applebee's November 2007-1 Notes and any other obligations of such subsidiaries arising in connection with the issuance of the Applebee's November 2007-1 Notes.

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

  Covenants/Restrictions

        The Applebee's November 2007-1 Notes are subject to a series of covenants and restrictions under the Applebee's Indenture which are customary for transactions of this type, including those relating to (i) the maintenance of specified reserve accounts to be used to make required payments in respect of the Applebee's November 2007-1 Notes; (ii) certain debt service coverage and consolidated leverage ratios to be met, the failure of which may result in early amortization of the outstanding principal amounts due in respect of the Applebee's November 2007-1 Notes or removal of Applebee's Services, Inc., as servicer, among other things; (iii) optional prepayment subject to certain conditions; (iv) a restriction on the Company's merger with unaffiliated entities, unless the Company is the surviving entity or the surviving entity assumes all of the Company's obligations in connection with the

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

securitization transaction and certain other conditions are satisfied; (v) limitations on indebtedness that may be incurred by the Company on a consolidated basis; and (vi) recordkeeping, access to information and similar matters. The Applebee's November 2007-1 Notes are also subject to customary events of default, including events relating to non-payment of interest and principal due on or in respect of the Applebee's November 2007-1 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breach of representations and warranties, failure of security interest to be effective, a valid claim being made under the relevant insurance policy and the failure to meet the applicable debt service coverage ratio.

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

        If the Company is unable to refinance the Series 2007-3 IHOP securitization debt by December 2012, then the Company will have the ability to extend the scheduled repayment date for six months if in compliance with applicable covenant ratios and system-wide sales levels at that time. Upon extension, the interest rate on the Series 2007-3 IHOP securitization debt will increase by 0.50% and any unpaid amount will accrue interest at such increased rate.

        In the event that the Company is unable to refinance the Series 2007-3 IHOP securitization debt by December 2012, or, if an extension has been obtained and the Company is unable to refinance the Series 2007-3 IHOP securitization debt by June 2013, the debt will go into rapid amortization, and all excess cash flow (after defined required payments have been made) will be retained by the indenture trustee for the securitization and used to retire principal amounts of debt.

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

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

  Third Party Credit Enhancement

        The Series 2007-3 FRN does not have any third party credit enhancement.

  Covenants/Restrictions

        The covenants under the Indenture and applicable to all notes were modified with the consent of the holders of the Series 2007-1 FRN.

Prepayment Penalties

        In the event a significant portion of the securitization debt is repaid prior to December 2012, the Company may be liable for certain make-whole prepayment penalties with respect to the securitization debt and the applicable insurance policies. The amount of any prepayment penalty with respect to the securitization debt would be determined based upon, among other things, the date of repayment, prevailing benchmark interest rates at the time of repayment and the percentage of debt repaid.

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

Covenants/Restrictions Compliance

        The Company was in compliance with all the covenants/restriction related to the March 2007 and November 2007 securitized notes as of December 31, 2009 and has been in compliance for each month since issuance of the securitized notes.

Maturities

        At December 31, 2009, the aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

(In millions)
2010	$25.2
2011	25.2
2012	1,612.0
2013	—
2014	—
Thereafter	—

$1,662.4

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

Discount on Notes

        The discount on notes reflects the difference between the proceeds received from the sale of the notes and the face amount to be repaid over the life of the notes. The discount is being amortized as additional interest expense over the estimated life of the notes under the effective interest method.

        The proceeds received from the sale of the Applebee's November 2007-1 Notes and the Series 2007-3 FRN (collectively, the "Notes") are net of amounts paid to the purchaser of the Notes who plans to resell these Notes.

Deferred Financing Costs

        In connection with the March 2007 and November 2007 securitization transactions, the Company recorded approximately $82.5 million of deferred financing costs. These deferred financing costs will be amortized using the effective interest method over the estimated life of the related debt. Amortization associated with the deferred financing costs included in interest expense for the years ended December 31, 2009, 2008 and 2007 was $15.0 million, $17.0 million and $3.8 million, respectively. For the years ended December 31, 2009 and 2008, amortization associated with deferred financing costs of $2.4 million and $0.3 million, respectively, was included in the calculation of gain on retirement of debt. As of December 31, 2009 and 2008, $42.5 million and $64.7 million respectively, of deferred financing costs are reported as Other Assets in the consolidated balance sheet.

Interest Rate Swap

        On July 16, 2007, the Company entered into an interest rate swap (the "Swap"), which was intended to hedge the interest payments on the securitized notes that were issued in November 2007 to finance the Applebee's acquisition. The Swap had a notional amount of $2.039 billion and a fixed interest rate of 5.694%.

        In connection with the closing of the November 2007 securitized financing transactions, the Company settled the Swap at a cost of $124.0 million. As a result of the Swap settlement, the Company incurred interest expense on the undesignated portion of the Swap in an amount of $62.1 million in 2007, and is amortizing the designated portion of the Swap of $61.9 million into interest expense over the expected four-year life of the Applebee's November 2007-1 Notes and five-year life of IHOP Series 2007-3 FRN (see Note 16, Other Comprehensive Income (Loss)).

9. Financing Obligations

        On May 19, 2008, the Company entered into a Purchase and Sale Agreement relating to the sale and leaseback of 181 parcels of real property (the "Sale-Leaseback Transaction"), each of which is improved with a restaurant operating as an Applebee's Neighborhood Grill and Bar (the "Properties"). On June 13, 2008, the closing date of the Sale-Leaseback Transaction, the Company entered into a Master Land and Building Lease ("Master Lease") for the Properties. The proceeds received from the transaction were $337.2 million. The Master Lease calls for an initial term of twenty years and four five-year options to extend the term.

        The Company has an ongoing obligation related to the Properties until such time as the lease related to each of the Properties is assigned to a qualified franchisee in a transaction meeting certain parameters set forth in the Master Lease. Due to this continuing involvement, the transaction was

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

9. Financing Obligations (Continued)

recorded under the financing method in accordance with U.S. GAAP governing sale-leaseback transactions involving real estate. Accordingly, the value of the land, buildings and improvements will remain on the Company's books and the buildings and improvements will continue to be depreciated over their remaining useful lives. The net proceeds received have been recorded as a financing obligation. A portion of the lease payments is recorded as a decrease to the financing obligation and a portion is recognized as interest expense. In the event the lease obligation of any individual property or group of properties is assumed by a qualified franchisee the Company's continuing involvement will cease. At that time, that portion of the transaction related to that property or group of properties is expected to be recorded as a sale in accordance with U.S. GAAP and the net book value of those properties will be removed from the Company's books, along with a ratable portion of the remaining financing obligation.

        As of December 31, 2009, the Company's continuing involvement with 23 of the 181 Properties was ended by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the transactions related to these properties have been recorded as a sale with property and equipment and financing obligations each reduced by $45.2 million.

        In July 2008, the Company entered into a sale-leaseback transaction with respect to its support center in Lenexa, Kansas. In connection with this transaction, the Company received approximately $39 million in proceeds. The initial term of the leaseback agreement is 15 years. As the Company expects to have continuing involvement in the form of future subleasing of a substantial portion of the support center, the transaction will be recorded under the financing method as described above.

        As of December 31, 2009, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2010	$31.6
2011	31.9
2012(1)	29.3
2013	32.0
2014	32.1
Thereafter	415.0

Total minimum lease payments	571.9
Less interest	(253.4)

Total financing obligations	318.5
Less current portion(2)	(9.1)

Long-term financing obligations	$309.4

(1)
Due to the varying closing date of the Company's fiscal year, 11 monthly payments will be made in fiscal 2012.

(2)
Included in other accrued expenses on the consolidated balance sheet.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Leases

        The Company leases the majority of all restaurants. The restaurants are subleased to IHOP franchisees or in a few instances operated by the Company. These noncancelable leases and subleases consist primarily of land, buildings and improvements.

        The following is the Company's net investment in direct financing lease receivables:

	2009	2008
	(In millions)
Total minimum rents receivable	$220.9	$241.6
Less unearned income	(109.6)	(126.1)

Net investment in direct financing lease receivables	111.3	115.5
Less current portion	(4.1)	(3.5)

Long-term direct financing lease receivables	$107.2	$112.0

        Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2009, 2008 and 2007 was $15.6 million, $18.0 million and $17.5 million, respectively.

        The following is the Company's net investment in equipment leases receivable:

	2009	2008
	(In millions)
Total minimum leases receivable	$283.2	$302.4
Less unearned income	(136.7)	(148.9)

Net investment in equipment leases receivables	146.5	153.5
Less current portion	(6.8)	(7.0)

Long-term equipment leases receivable	$139.7	$146.5

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Leases (Continued)

        The following are minimum future lease payments on the Company's noncancelable leases as lessee at December 31, 2009:

	Capital Leases	Operating Leases
	(In millions)
2010	$25.0	$88.7
2011	24.9	88.3
2012	24.7	86.5
2013	24.8	88.4
2014	25.0	88.1
Thereafter	165.9	1,096.6

Total minimum lease payments	290.3	$1,536.6

Less interest	(129.5)

Capital lease obligations	160.8
Less current portion(1)	(8.0)

Long-term capital lease obligations	$152.8

(1)
Included in other accrued expenses on the consolidated balance sheet.

        The asset cost and carrying amount on company-owned property leased at December 31, 2009, was $92.0 million and $74.7 million, respectively. The asset cost and carrying amount on company-owned property leased at December 31, 2008, was $95.4 million and $79.5 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.

        The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2009:

	Direct Financing Leases	Operating Leases
	(In millions)
2010	$18.4	$96.2
2011	18.5	96.2
2012	18.6	96.8
2013	18.7	97.6
2014	18.7	97.8
Thereafter	128.0	1,063.2

Total minimum rents receivable	$220.9	$1,547.8

        The Company has noncancelable leases, expiring at various dates through 2032, which require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Leases (Continued)

are generally for the full term of the lease obligation at rents that include the Company's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2009, 2008 and 2007 was $3.9 million, $4.5 million and $3.4 million, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2009, 2008 and 2007 was $86.6 million, $91.2 million and $67.6 million, respectively.

11. Fair Value Measurements

        U.S GAAP pertaining to fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). U.S. GAAP establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions.

        The Company has one group of financial instruments, restricted assets related to Applebee's captive insurance subsidiary, which are required under U.S. GAAP to be measured on a recurring basis at fair value. None of the Company's non-financial assets or non-financial liabilities is required to be measured at fair value on a recurring basis. The Company has not elected to use fair value measurement, as provided under U.S. GAAP, for any assets or liabilities for which fair value measurement is not presently required.

        Restricted assets related to a captive insurance subsidiary are carried at fair value and consisted of the following at December 31, 2009: $0.8 million of cash and certificates of deposit held in escrow, $0.9 million in money market funds invested in U.S. government securities, $2.0 million in mutual funds invested in auction-rate securities and one auction-rate security of $0.6 million. At December 31, 2008 restricted assets related to a captive insurance subsidiary consisted of the following: $1.1 million of cash and certificates of deposit held in escrow, $1.4 million in money market funds invested in U.S. government securities, $2.1 million in mutual funds invested in auction-rate securities and two auction-rate securities of $1.2 million. The money market funds, the auction rate securities and the mutual funds invested in auction-rate securities are considered available for sale.

        Financial instruments measured at fair value on a recurring basis at December 31, 2009 and 2008 are as follows:

		Fair Value Measured Using
	Fair Value
		Level 1	Level 2	Level 3
	(In millions)
At December 31, 2009:
Restricted assets of captive insurance company	$4.3	$1.7	$—	$2.6

At December 31, 2008:
Restricted assets of captive insurance company	$5.8	$2.5	$—	$3.3

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

11. Fair Value Measurements (Continued)

        The level 3 inputs used consist of a discounted cash flow under the income approach using primarily assumptions as to future interest payments and a discount rate. There was no change in the valuation methodology between the years presented.

12. Fair Value of Financial Instruments

        The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate their carrying amounts due to their short duration.

        The following table summarizes cost and market value of our financial instruments measured at fair value (see Note 11, Fair Value Measurements) at December 31, 2009:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Cash equivalents and money market funds	$1.7	$—	$—	$1.7

Auction-rate securities	$2.9	$—	$(0.3)	$2.6

        During 2009, auction-rate securities with a face value of $725,000 were sold for $674,000, with the realized losses of $51,000 included in earnings for the year ended December 31, 2009. The scheduled maturity of the auction-rate security is December, 2030.

        The fair values of non-current financial liabilities are shown in the following table:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, less current maturities	$1,637.2	$1,547.5	$1,853.4	$1,177.2

Series A Preferred Stock	$187.1	$168.3	$187.1	$131.2

        At December 31, 2009 and 2008, the fair value of the non-current financial liabilities was determined based on Level 3 inputs using a risk-adjusted discounted cash flow model under the income approach.

13. Commitments and Contingencies

Purchase Commitments

        In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2009, the outstanding purchase commitments were $62.8 million, the majority of which related to advertising.

Lease Guarantees and Contingencies

        In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. As

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

of December 31, 2009 and 2008, the Company has outstanding lease guarantees or is contingently liable for approximately $119.0 million and $160.9 million, respectively. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2010 through 2044. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 31, 2009.

        In 2004, Applebee's arranged for a third-party financing company to provide up to $250.0 million to qualified franchisees for loans to fund development of new restaurants, subject to its approval. The Company provided a limited guarantee of 10% of certain loans advanced under this program. The Company will be released from its guarantee if certain operating results are met after the restaurant has been open for at least two years. As of December 31, 2009, there were loans outstanding under this program to four franchisees for approximately $33.6 million, net of any guarantees from which the Company was released. The fair value of the Company's guarantees under this financing program were approximately $287,000 and $70,000 as of December 31, 2009 and 2008, respectively, and are recorded in non-current liabilities in the consolidated balance sheet. This program expired on October 31, 2007; however, the Company's guarantee will remain outstanding until the provisions for release have been satisfied, as defined in the related agreement.

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

        The Company believes it has strong defenses to the substantive claims asserted and intends to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

made and, therefore, the Company has not accrued a loss contingency related to this matter. It is reasonably possible that future events will occur in the near term that provide clarification as to an estimate of the possible loss, if any, or the range of the loss related to this matter.

Letters of Credit

        The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2009, The Company had approximately $21.7 million of unused letters of credit outstanding. These letters expire at different points in 2010 and are automatically renewed for an additional year if no cancellation notice is submitted.

Severance Agreements

        Applebee's had severance and employment agreements with certain officers which provided for severance payments to be made in the event of a change in control. In connection with the Company's acquisition of Applebee's, the change in control provisions of these agreements were triggered. Certain officers were terminated at the acquisition date. The severance amounts for these individuals have been accrued in the consolidated financial statements. In addition, certain officers will be terminated over the next two years. The Company accrued these severance costs over the expected service period. As of December 31, 2009 and 2008, the Company has accrued $1.9 million and $3.8 million, respectively, in its consolidated balance sheet.

14. Consolidation of Variable Interest Entities

        U.S. GAAP prescribes the accounting for certain entities, called variable interest entities ("VIEs"), in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under U.S. GAAP, an enterprise that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, is considered to be the primary beneficiary of the VIE and must consolidate the entity in its financial statements.

        In February 2009, the Company and owners of Applebee's and IHOP franchise restaurants formed Centralized Supply Chain Services, LLC ("CSCS" or the "Co-op") to manage procurement activities for the Applebee's and IHOP restaurants choosing to join the Co-op. CSCS meets the definition of a VIE under U.S. GAAP. Under the terms of the Co-op agreements, each member restaurant belonging to CSCS has equal and identical ownership rights and obligations. IHOP franchise restaurants to which the Company has provided financial support in the form of loans to purchase franchises and equipment are considered de facto agents of the Company for purposes of determining the primary beneficiary of the VIE. Company-owned Applebee's and IHOP restaurants, in addition to the IHOP franchise restaurants deemed to be de facto agents, comprised only 33.6% of the CSCS membership as of the date of determination of the primary beneficiary of the VIE. Accordingly, the Company is not considered to be the primary beneficiary of the VIE and therefore does not consolidate the results of CSCS.

        Under the Co-op agreements, the Company was obligated to make a one-time payment to CSCS for start-up costs of $6.3 million, $5.5 million of which has been paid as of December 31, 2009, with a payment of $0.8 million due in January 2010. The Company is not obligated to provide any support to the Co-op under any express or implied agreement beyond this $6.3 million.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

14. Consolidation of Variable Interest Entities (Continued)

        The Co-op does not purchase items on behalf of member restaurants; rather, it facilitates purchasing agreements and distribution arrangements between suppliers and member restaurants. Each member restaurant is responsible for only the goods and services it chooses to purchase and bears no responsibility or risk of loss for goods and services purchased by other member restaurants. Further, the Company bears no responsibility or risk of loss for goods and services purchased franchise restaurants deemed de facto agents for purposes of determining the primary beneficiary of the VIE. Based on these facts, the Company believes its maximum estimated loss related to its membership in the Co-op is de minimis.

        The Company does not anticipate that the adoption on January 1, 2010 of new U.S. GAAP requirements with respect to VIEs will affect the determination of the primary beneficiary of the Co-op (see Note 2, Basis of Presentation and Summary of Significant Accounting Policies).

15. Preferred Stock and Stockholders' Equity

Preferred Stock

        As part of the financing for the Applebee's acquisition, on November 29, 2007, the Company completed two separate private placements of preferred stock.

  Series A Perpetual Preferred Stock

        On November 29, 2007, the Company issued and sold 190,000 shares of Series A Perpetual Preferred Stock (the "Series A Perpetual Preferred Stock") for an aggregate purchase price of $190.0 million in cash. Total issuance costs were approximately $3.0 million. All of the shares were sold to MSD SBI, L.P., an affiliate of MSD Capital, L.P., pursuant to a purchase agreement dated as of July 15, 2007, as amended as of November 29, 2007. The shares of Series A Perpetual Preferred Stock rank (i) senior to the common stock, and any series of preferred stock specifically designated as junior to the Series A Perpetual Preferred Stock, with respect to the payment of dividends and distributions, in a liquidation, dissolution or winding up, and upon any other distribution of the Company's assets; and (ii) on a parity with all other series of preferred stock, including the Series B Convertible Preferred Stock, described below, with respect to the payment of dividends and distributions, in a liquidation, dissolution or winding up, and upon any other distribution of the Company's assets.

        The holders of the Series A Perpetual Preferred Stock are entitled to receive dividends, at the rates and on the dates set forth in the Certificate of Designations for the Series A Perpetual Preferred Stock (the "Series A Certificate of Designations"), if, as, and when such dividends are declared by the Company's Board of Directors, but out of funds legally available for the payment of dividends, which dividends are payable in cash, subject to the Company's right to elect to accumulate any dividends payable after the first anniversary of the issue date. If, on any scheduled dividend payment date, the holder of record of a share of Series A Perpetual Preferred Stock does not receive in cash the full amount of any dividend required to be paid on such share on such date pursuant to the Series A Certificate of Designations (such unpaid dividends that have accrued and were required to be paid, but remain unpaid, on a scheduled dividend payment date, together with any accrued and unpaid accumulated dividends, the "Passed Dividends"), then such Passed Dividends accumulate on such outstanding share of Series A Perpetual Preferred Stock, whether or not there are funds legally available for the payment thereof or such Passed Dividends are declared by the Company's Board of Directors, and until such Passed Dividends have been paid, the applicable dividend rate under the

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

15. Preferred Stock and Stockholders' Equity (Continued)

Series A Certificate of Designations is computed on the sum of the stated value of the share plus such unpaid Passed Dividend. In the event that Passed Dividends shall have accrued but remain unpaid for two consecutive quarterly dividend periods (each such quarterly dividend period, a "Passed Quarter"), the applicable dividend rate under the Series A Certificate of Designations is, as of the end of such two-Passed Quarters period, prospectively increased by two percent (2.0%) per annum, and the applicable dividend rate under the Series A Certificate of Designations further increases prospectively by two percent (2.0%) per annum as of the end of each subsequent two-Passed Quarters period with respect to which Passed Dividends shall have accrued but remain unpaid. The Series A Certificate of Designations further provides that (i) under no circumstances shall the dividend rate applicable at any time prior to the tenth (10th) anniversary of the issue date of the Series A Perpetual Preferred Stock exceed sixteen percent (16%) per annum, and (ii) upon payment by the Company of all accrued and unpaid Passed Dividends, the dividend rate is thereupon automatically reduced prospectively to the applicable per annum dividend rate under the Series A Certificate of Designations. As of December 31, 2009, all required dividends have been paid in cash on the scheduled dividend payment dates.

        The Certificate of Designations for Series A Perpetual Preferred Stock requires that, upon the occurrence of a Change of Control, unless prohibited by applicable law, the Company shall redeem all then outstanding shares of the Series A Perpetual Preferred Stock for cash at a redemption price per share corresponding to the timing of such Change of Control, as specified in the Certificate of Designations. U.S. GAAP requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Series A Perpetual Preferred Stock is not included as a component of Stockholders' Equity in the accompanying Consolidated Balance Sheets.

  Series B Convertible Preferred Stock

        On November 29, 2007, the Company issued and sold 35,000 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $35.0 million in cash. Total issuance costs were approximately $0.8 million. All of the shares were sold to affiliates of Chilton Investment Company, LLC (collectively, "Chilton") pursuant to a purchase agreement dated as of July 15, 2007. The shares of Series B Convertible Preferred Stock rank (i) senior to the common stock, and any series of preferred stock specifically designated as junior to the Series B Convertible Preferred Stock, with respect to the payment of dividends and distributions, in a liquidation, dissolution or winding up, and upon any other distribution of the Company's assets; and (ii) on a parity with all other series of preferred stock, including the Series A Perpetual Preferred Stock, with respect to the payment of dividends and distributions, in a liquidation, dissolution or winding up, and upon any other distribution of the Company's assets.

        Each share of Series B Convertible Preferred Stock has an initial stated value of $1,000, that increases at the rate of 6.0% per annum, compounded quarterly, commencing on the issue date of such share of Series B Convertible Preferred Stock to and including the earlier of (i) the date of liquidation, dissolution or winding up or the redemption of such share, or (ii) the date such share is converted into the Company's common stock. The stated value of a share as so accreted as of any date is referred to as the accreted value of the share as of that date. Shares of Series B Convertible Preferred Stock may be redeemed by the Company, in whole or in part at the Company's option, on or after the fourth anniversary of the issue date, at a redemption price equal to the accreted value as of the applicable redemption date, subject to the terms set forth in the Certificate of Designations for the Series B

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

15. Preferred Stock and Stockholders' Equity (Continued)

Convertible Preferred Stock ("the "Series B Certificate of Designations"). The Series B Convertible Preferred Stock entitles the holders thereof to receive certain dividends and distributions to the extent that any dividends or distributions paid on the Company's common stock exceed the annual accretion on the Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock are entitled to vote on all matters (including the election of directors) submitted to the holders of the Company's common stock, as a single class with the holders of the Company's common stock, with each share of Series B Convertible Preferred Stock having one vote per share of the Company's common stock then issuable upon conversion of such share of Series B Convertible Preferred Stock. As of December 31, 2009 and 2008, the aggregate accretion for the Series B Convertible Preferred Stock was $4.6 million and $2.3 million, respectively.

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

Share Repurchase Program

        In January 2003, our Board of Directors authorized a program to repurchase shares of the Company's common stock. As of December 31, 2008, the Board had approved the repurchase of up to 7.2 million shares of common stock. The Company has repurchased 6.3 million shares of its common stock since the inception of the program at a total cost of $280.0 million. The Company did not repurchase shares in 2009 or 2008. In February 2009, the Board of Directors cancelled the authorization to repurchase any additional shares under this program.

Dividends

        The Company had accrued $0.2 million as dividends on Series A Perpetual Preferred Stock as of December 31, 2009.

        The Company paid regular quarterly dividends of $0.25 per common share beginning in May 2003 through November 2008. In December 2008, the Board of Directors suspended the payment of the quarterly cash dividend to common stockholders for the foreseeable future as part of actions the Company is taking to maximize its financial flexibility. Future dividend declarations on the common shares may be made at the discretion of the Board of Directors after consideration of the Company's earnings, financial condition, cash requirements, future prospects and other factors. There were no dividends declared or paid on common shares in 2009.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

16. Other Comprehensive Income (Loss)

        The components of comprehensive income (loss), net of taxes, are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Net income (loss)	$31.4	$(154.4)	$(0.5)
Other comprehensive income (net of tax):
Interest rate swap	8.5	7.7	(36.6)
Temporary decline in available-for-sale securities	0.1	(0.4)	—

Total comprehensive income (loss)	$40.0	$(147.1)	$(37.1)

        The amount of income tax benefit allocated to the interest rate swap was $5.6 million, $4.9 million and $24.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The amount of income tax benefit allocated to the temporary decline in available-for-sale securities was $0.1 million for the year ended December 31, 2008.

        The loss related to an interest rate swap designated as a cash flow hedge is being reclassified into earnings as interest expense over the expected life of the related debt, estimated to be approximately five years. Approximately $9.2 million, net of tax, is expected to be reclassified into earnings over the next 12 months.

        The accumulated comprehensive loss of $20.8 million (net of tax) as of December 31, 2009 is comprised of $20.5 million related to a terminated interest rate swap and $0.3 million related to a temporary decline in available-for-sale securities. The accumulated comprehensive loss of $29.4 million (net of tax) as of December 31, 2008 is comprised of $29.0 million related to a terminated interest rate swap and $0.4 million related to a temporary decline in available-for-sale securities.

17. Impairments and Closure Charges

        Impairment and closure charges for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Goodwill impairment	$—	$124.8	$—
Tradename impairment	93.5	44.1	—
Long-lived tangible asset impairment	10.4	71.4	3.3
Closure charges	1.2	0.3	1.1

Total impairment and closure charges	$105.1	$240.6	$4.4

        In accordance with U.S. GAAP, indefinite-lived intangible assets must be evaluated for impairment, at a minimum, on an annual basis, and more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company's

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

17. Impairments and Closure Charges (Continued)

common stock. In performing the impairment review of the tradename intangible asset, the Company primarily used the relief of royalty method under income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream. During the course of fiscal 2009, the Company made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions noted above. In the first half of the year, same-store sales trends were within the range of the forecast used in the assessment. During the third quarter of 2009, same-store sales trended below the forecast range; however, during 2009 there were also indications that a lessening of underlying risk might result in a lower discount rate as well. As a result of these assessments the Company determined an interim test of indefinite-lived intangibles was not necessary.

        During the fourth quarter of 2009, the Company performed the annual test of impairment indefinite-lived intangibles. The Company revised downwards the same-store sales change assumption in its five-year forecast. The Company also revised downward the assumed discount rate. All other assumptions used in the discounted relief from royalty calculation were unchanged. As the result of the revised assumptions, the estimated fair value of the tradename was less than the carrying value and an impairment of $93.5 million was recognized.

        On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. Recoverability of a restaurant's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, this may be an indicator of impairment. If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value. The fair value is determined by discounting the future cash flows from the asset, based on our cost of capital. We believe this method provides a reasonable estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

        Throughout 2009, the Company recognized impairments of long-lived tangible assets of $10.4 million. The impaired assets comprised three IHOP company-operated restaurants, various assets related to one IHOP franchise restaurants, one Applebee's company-operated restaurant, a write-down to the estimated sales value, based on a current letter of intent, of one Applebee's restaurant that had been closed in a prior period and was included in assets held for sale and four parcels of Applebee's real estate. The Company had fee ownership of the properties on which four Applebee's company-operated restaurants were located. These restaurants were franchised in the fourth quarter of 2008 but the Company retained ownership of the land and continued to lease the property to the franchisee. The Company's strategy does not contemplate retaining such properties as a lessor on a long-term basis. During the third quarter of 2009, the Company determined the properties met the requirements under U.S. GAAP to be reclassified as assets held for sale. The properties were written down to the estimated fair value that will be received upon sale. The Company evaluated the causal factors of all impairments of long-lived assets as they were recorded during 2009 and concluded they were based on factors specific to each asset and not potential indicators of an impairment of long-lived assets as a whole.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

17. Impairments and Closure Charges (Continued)

        The Company recognized closure charges of $1.2 million in 2009 related to two IHOP franchise restaurants.

        During 2008 the Company recognized impairment and closure charges totaling $240.6 million. In June 2008, the Company entered into a sale-leaseback transaction relating to 181 parcels of real estate comprising land, buildings and improvements. The net book value of the real estate exceeded the proceeds received by $40.6 million. All of the parcels involved in the transactions had been acquired in the November 29, 2007 acquisition of Applebee's and their estimated fair value was assigned as part of the purchase price allocation as of that date. The Company evaluated events subsequent to November 29, 2007 and noted a deterioration in both the domestic real estate and credit markets between the date of the purchase price allocation and the June 2008 closing date of the sale-leaseback transactions. In the absence of objective evidence to the contrary, the Company concluded that the estimated fair value of the real estate determined in the purchase price allocation had been reasonable and the decline in value related primarily to market events subsequent to the acquisition date necessitating a fixed asset impairment charge as opposed to an adjustment to the allocated purchase price.

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

        As part of the ongoing assessment of the recoverability of its long-lived assets, the Company recorded fixed asset impairment charges of $28.3 million for the three-month period ended September 30, 2008. Of that amount, $26.8 million related to Applebee's properties and primarily resulted from a continuing deterioration in credit markets in general and a decline in operating results of Applebee's company-operated restaurants expected to be franchised in particular geographic areas. The remainder of the impairment related to an individual underperforming IHOP property whose estimates of future cash flows indicated the carrying value would not be recovered.

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

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

17. Impairments and Closure Charges (Continued)

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

        In addition, the Company performed an impairment test of its indefinite-lived intangible assets, primarily the Applebee's tradename assigned in the purchase price allocation. The Company utilized the relief from royalty method under the income approach to determine the fair value of the tradename. The Company determined the fair value of the tradename as of December 31, 2008 was less than the carrying value. An impairment charge of $44.1 million was recorded with a tax benefit of $17.3 million associated with the charge. The Company also recorded goodwill and fixed asset impairment charges of $13.5 million related to company-operated restaurants expected to be franchised in the fourth quarter.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

17. Impairments and Closure Charges (Continued)

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

18. Stock-Based Incentive Plans

General Description

        The Stock Incentive Plan (the "1991 Plan") was adopted in 1991 and amended and restated in 1998 to authorize the issuance of up to 3,760,000 shares of common stock pursuant to options, restricted stock, and other long-term stock-based incentives to officers and key employees of the Company. The 2001 Stock Incentive Plan (the "2001 Plan," together with the 1991 Plan, the "Plans") was adopted in 2001 and amended and restated in 2005 and 2008 to authorize the issuance of up to 4,200,000 shares of common stock. No option can be granted at an option price of less than the fair market value at the date of grant as defined in both Plans. Exercisability of options is determined at, or after, the date of grant by the administrator of both Plans. All options granted under both Plans through December 31, 2009, become exercisable one-third after one year, two-thirds after two years and 100% after three years or immediately upon a change in control of the Company, as defined in both Plans.

        The Stock Option Plan for Non-Employee Directors (the "Directors Plan") was adopted in 1994 and amended and restated in 1999 to authorize the issuance of up to 400,000 shares of common stock pursuant to options to non-employee members of the Company's Board of Directors. Options were to be granted at an option price equal to 100% of the fair market value of the stock on the date of grant. Options granted pursuant to the Directors Plan vest and became exercisable one-third after one year, two-thirds after two years and 100% after three years or immediately upon a change in control of the Company, as defined in the Directors Plan. Options for the purchase of shares were granted to each non-employee Director under the Directors Plan as follows: (1) an option to purchase 15,000 shares on February 23, 1995, or on the Director's election to the Board of Directors if he or she was not a Director on such date, and (2) an option to purchase 5,000 shares annually in conjunction with the Company's Annual Meeting of Stockholders for that year.

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

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Stock-Based Incentive Plans (Continued)

Stock-Based Compensation Expense

        From time to time, the Company grants stock options and restricted stock to officers, directors and employees of the Company under the 2001 Plan and the 2005 Plan. The stock options generally vest over a three-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price on the New York Stock Exchange of the Company's common stock on the date of grant. Restricted Stock is issued at no cost to the holder and generally vests over terms determined by the Compensation Committee of the Company's Board of Directors. Restricted Stock generally vests only if the employee is actively employed by the Company on the vesting date; unvested Restricted Stock is forfeited upon termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company's Board of Directors determines otherwise. When vested options are exercised and when Restricted Stock is issued, the Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock.

        The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Total stock-based compensation:
Pre-tax compensation expense	$10.7	$12.1	$7.0
Tax benefit	(4.2)	(4.7)	(2.7)

Total stock-based compensation expense, net of tax	$6.5	$7.4	$4.3

        As of December 31, 2009, $7.6 million and $6.2 million (including forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of approximately 1.45 years for restricted stock and 1.99 years for stock options.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Stock-Based Incentive Plans (Continued)

Stock Options

        Stock option activity for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

Shares Under Option	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	824,689	$34.71
Granted	7,900	57.26
Exercised	(282,517)	31.69
Forfeited	(8,316)	48.67

Outstanding at December 31, 2007	541,756	36.41
Granted	576,000	36.05
Exercised	(41,500)	23.82
Forfeited	(77,799)	41.65
Expired	(64,518)	35.50

Outstanding at December 31, 2008	933,939	36.37
Granted	1,016,750	8.22
Exercised	(15,500)	20.87
Forfeited	(222,923)	20.35
Expired	(53,166)	40.07

Outstanding at December 31, 2009	1,659,100	$21.30	7.78	$16,249,600

Vested and Expected to Vest at December 31, 2009	1,407,339	$22.34	7.57	$12,998,500

Exercisable at December 31, 2009	479,915	$38.24	4.80	$372,900

        The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $0.8 million and $7.8 million, respectively.

        Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2009, 2008 and 2007 was $0.3 million, $1.0 million and $8.9 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $0.5 million, $1.9 million and $3.5 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Stock-Based Incentive Plans (Continued)

        The following table summarizes information regarding outstanding and exercisable options at December 31, 2009:

Range of Exercise Prices	Number of Shares Outstanding as of 12/31/2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Shares Exercisable as of 12/31/2009	Weighted Average Exercise Price Per Share
$5.55 - $5.55	793,600	9.14	$5.50	—	$—
$5.90 -$16.37	93,125	7.18	10.81	27,501	15.17
$20.09-$28.11	65,665	2.47	24.18	65,665	24.18
$28.80-$29.10	82,333	8.82	29.07	7,333	28.80
$31.09-$35.79	81,666	5.54	33.71	51,666	35.23
$36.10-$38.88	58,465	3.98	36.14	58,465	36.14
$40.00-$40.00	276,000	8.15	40.00	92,002	40.00
$40.98-$46.92	34,166	6.24	45.29	24,166	44.62
$47.90-$48.09	145,346	5.09	48.07	135,346	48.08
$50.67-$62.00	28,734	7.17	52.42	17,771	52.61

$5.55 -$62.00	1,659,100	7.78	$21.30	479,915	$38.24

        The following table summarizes the Company's nonvested options as of December 31, 2008, 2007 and 2006 and changes during the years ended December 31, 2008 and 2007:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2006	267,195	$11.25
Granted	7,800	14.21
Vested	(167,004)	11.04
Forfeited	(7,816)	11.86

Nonvested at December 31, 2007	100,175	11.96
Granted	576,000	18.70
Vested	(89,653)	11.77
Forfeited	(77,799)	21.07

Nonvested at December 31, 2008	508,723	18.23
Granted	1,016,750	5.03
Vested	(123,365)	19.95
Forfeited	(222,923)	10.19

Nonvested at December 31, 2009	1,179,185	$7.10

Fair Value of Options

        The per share fair values of the stock options granted have been estimated as of the date of grant or assumption using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company's stock price. The Black-Scholes model meets the requirements of U.S. GAAP but the fair values generated by

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Stock-Based Incentive Plans (Continued)

the model may not be indicative of the actual fair values of the Company's stock-based awards. The following table summarizes the assumptions used to value options granted in the respective periods:

	2009	2008	2007
Risk free interest rate	1.95%	2.83%	4.39%
Weighted average historical volatility	72.3%	77.9%	24.9%
Dividend yield	—	3.09%	1.75%
Expected years until exercise	5 Years	5 Years	5 Years
Forfeitures	11.0%	7.02%	6.72%
Weighted average fair value of options granted	$5.03	$18.70	$14.21

Restricted Stock

        Restricted stock activity for the years ended December 31, 2009, 2008 and 2007 is set forth below:

	Number of Shares	Weighted Average Grant-Date Per Share Fair Value
Unvested at December 31, 2006	168,100	$50.31
Granted	277,190	54.72
Forfeited	(10,000)	52.96

Unvested at December 31, 2007	435,290	53.04
Granted	399,785	38.75
Released	(72,520)	55.89
Forfeited	(91,075)	46.19

Unvested at December 31, 2008	671,480	45.07
Granted	241,125	10.92
Released	(139,649)	51.40
Forfeited	(122,633)	34.23

Unvested at December 31, 2009	650,323	$33.09

19. Employee Benefit Plans

401(k) Savings and Investment Plan

        Effective January 1, 2009, the Company amended the DineEquity, Inc. 401(k) Plan to (i) include salaried and hourly employees of Applebee's, and (ii) modify the Company matching formula. As amended, the Company matches 100% of the first three percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. The Company's contribution was $3.5 million for the year ended December 31, 2009.

        In 2001, the Company adopted a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. The plan covered IHOP employees who met the minimum credited service requirements of the 409(k) plan. Employees whose terms of service are covered by a collective bargaining agreement are not eligible. Employees may contribute the maximum allowable for the

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

19. Employee Benefit Plans (Continued)

current year of their pre-tax covered compensation as determined by the limitations of the tax code. DineEquity common stock is not an investment option for employees in the 409(k) plan. Substantially all of the administrative cost of the 409(k) plan is borne by the Company. Beginning in 2004, the Company matched 100% of the employees' contributions up to 3.0% of eligible compensation. The Company's contribution was $0.6 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively.

        For plan years 2005 through 2008, the Company has funded, to eligible participants in the 409(k) plan, a profit sharing cash contribution equal to 3% of eligible compensation. The Company's profit sharing contribution was $0.9 million and $1.0 million for the plan years 2008 and 2007, respectively.

        In 1992, Predecessor Applebee's established a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code which has been assumed by the Company in connection with the acquisition. Through December 2008 the Company made matching cash contributions of 50% of each eligible employee's contributions not to exceed 4% of their annual compensation. All contributions under this plan vested immediately. Predecessor Applebee's had made matching contributions in the calendar year following the end of each plan year; accordingly, the Company made no contributions in 2007 following the acquisition. Beginning in January 2008, the Company made matching contributions each payroll period. The Company made matching contributions of $3.4 million in 2008, representing its matching contributions for 2008 and the 2007 period subsequent to the acquisition and Predecessor Applebee's matching contributions for 2007. For the period from November 29, 2007 to December 31, 2007, the Company made no cash contribution to the Plan.

20. Income Taxes

        The provision (benefit) for income taxes for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Provision for income taxes:
Current
Federal	$28.8	$25.5	$15.0
State and foreign	4.2	4.7	6.8

	33.0	30.2	21.8

Deferred
Federal	(21.4)	(54.1)	(19.3)
State	(6.4)	(9.8)	(4.7)

	(27.8)	(63.9)	(24.0)

Provision (benefit) for income taxes	$5.2	$(33.7)	$(2.2)

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

20. Income Taxes (Continued)

        The provision (benefit) for income taxes differs from the expected federal income tax rates as follows:

	2009	2008	2007
Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%
State and other taxes, net of federal tax benefit	5.8	(1.4)	1.5
Change in unrecognized tax benefits	(9.7)	1.0	(54.5)
Change in valuation allowance	7.5	—	26.0
State adjustments including audits and settlements	4.5	(0.2)	(27.7)
Refund claims for research and development credits and compensation deductions	—	—	(17.9)
State income tax receivables adjustment	0.4	0.1	7.4
Compensation related tax credits, net of deduction offsets	(14.9)	(3.4)	(27.1)
Changes in tax rates and state tax laws	(6.5)	(0.3)	47.5
Kansas High Performance Incentive Program credits	(7.3)	—	—
Goodwill impairment	—	21.1	—
Other	(0.7)	0.2	(1.7)

Effective tax rate	14.1%	(17.9)%	(81.5)%

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

20. Income Taxes (Continued)

        Net deferred tax assets (liabilities) consist of the following components:

	2009	2008
	(In millions)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$4.9	$4.9
Differences in acquisition financing costs	26.2	26.9
Employee compensation	16.9	23.1
Other comprehensive income primarily interest rate swap loss	13.2	18.8
Deferred gain on sale of assets	1.6	1.4
Book/tax difference in revenue recognition	8.3	11.6
Michigan business tax	9.4	9.4
Kansas High Performance Incentive Program credits	3.4	—
Other	27.9	28.4

Deferred tax assets	111.8	124.5
Valuation allowance	(9.8)	(7.0)

Total deferred tax assets after valuation allowance	102.0	117.5

Differences between financial and tax accounting in the recognition of franchise and equipment sales	(68.2)	(69.3)
Differences in capitalization and depreciation(1)	(332.2)	(382.6)
Differences in acquisition financing costs	(16.5)	(16.3)
Book/tax difference in revenue recognition	(16.7)	—
Differences between book and tax basis of property and equipment	(10.3)	(8.9)
Other	(11.8)	(8.3)

Deferred tax liabilities	(455.7)	(485.4)

Net deferred tax (liabilities)	$(353.7)	$(367.9)

Net deferred tax asset (liability)—current	$17.5	$29.6
Valuation allowance—current	(2.1)	(2.1)

Net deferred tax asset (liability)—current	15.4	27.5

Net deferred tax asset (liability)—non current	(361.4)	(390.5)
Valuation allowance—non current	(7.7)	(4.9)

Net deferred tax asset (liability)—non current	(369.1)	(395.4)

Net deferred tax (liabilities)	$(353.7)	$(367.9)

(1)
Primarily related to the Applebee's acquisition.

        The Company or one of its subsidiaries files Federal income tax returns and income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-U.S. income tax examinations by tax authorities for years before 2006 for federal returns and before 2005 for other jurisdictions. Applebee's is currently under audit by the U.S. Internal Revenue Service (the "IRS") for the period ended November 29, 2007. The Company is currently under audit by the IRS for the period ended December 30, 2007.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

20. Income Taxes (Continued)

        At December 31, 2009, the Company had a liability for unrecognized tax benefit including potential interest and penalties, net of related tax benefit, totaling $15.9 million, of which approximately $3.0 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when a cash settlement with a taxing authority will occur.

        The total unrecognized tax benefit as of December 31, 2009 and 2008 was $11.0 million and $18.6 million, respectively, excluding interest, penalties and related income tax benefits. The decrease of $7.6 million is due primarily to settlements with taxing authorities resulting in a decrease in unrecognized tax benefits related to prior year positions. The entire $11.0 million will be included in the Company's effective income tax rate if recognized. The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $2.1 million related to settlements with taxing authorities and the lapse of the statute of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Unrecognized tax benefit as of December 31, 2007	$13.8
Change as a result of prior year tax positions	4.3
Change as a result of current year tax positions	0.9
Decreases relating to settlements with taxing authorities	(0.3)
Decreases as a result of a lapse of the statute of limitations	(0.1)

Unrecognized tax benefit as of December 31, 2008	18.6
Change as a result of prior year tax positions	0.6
Change as a result of current year tax positions	—
Decreases relating to settlements with taxing authorities	(7.2)
Decreases as a result of a lapse of the statute of limitations	(1.0)

Unrecognized tax benefit as of December 31, 2009	$11.0

        As of December 31, 2009, the accrued interest and penalties were $11.6 million and $1.6 million, respectively, excluding any related income tax benefits. As of December 31, 2008, the accrued interest and penalties were $13.7 million and $2.9 million, respectively, excluding any related income tax benefits. The decrease of $2.1 million of accrued interest is primarily related to the decrease of unrecognized tax benefits due to settlements with taxing authorities, partially offset by the accrual of interest during the twelve months ended December 31, 2009. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Operations.

        The Company has various state net operating loss carryovers representing $1.9 million of state taxes. The net operating loss carryovers will expire, if unused, during the period from 2010 through 2028. In 2009, the Company completed the certification process for High Performance Incentive Program ("HPIP") credits associated with the Applebee's Restaurant Support Center in Lenexa, Kansas. The HPIP credits available for carry back and carry forward are approximately $3.4 million and will expire, if unused, during the period from 2016 through 2019.

        For the years ended December 31, 2009 and December 31, 2008, the Company had a total valuation allowance in the amounts of $9.8 million and $7.0 million, respectively. Of the total

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

20. Income Taxes (Continued)

$9.8 million in 2009, $7.0 million is related to a change in the enacted tax law for the state of Michigan, $1.2 million is related to the Massachusetts enacted legislation requiring unitary businesses to file combined reports and $1.6 million is related to the HPIP credits associated with the Applebee's Restaurant Support Center in Lenexa, Kansas.

21. Net Income (Loss) Per Share

        The computation of the Company's basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Numerator for basic and diluted income (loss) per common share:
Net income (loss)	$31,409	$(154,459)	$(480)
Less: Series A preferred stock dividends	(19,531)	(19,000)	(1,561)
Less: Accretion of Series B preferred stock	(2,291)	(2,151)	(181)
Less: Net (income) loss allocated to unvested participating restricted stock	(351)	6,417	34

Net income (loss) available to common stockholders	$9,236	$(169,193)	$(2,188)

Denominator:
Weighted average outstanding shares of common stock	16,917	16,764	17,232
Dilutive effect of:
Common stock equivalents	—	—	—

Common stock and common stock equivalents	16,917	16,764	17,232

Net (loss) income per common share:
Basic	$0.55	$(10.09)	$(0.13)

Diluted	$0.55	$(10.09)	$(0.13)

        For the years ended December 31, 2009, 2008 and 2007, diluted loss per common share is computed using the weighted average number of common shares outstanding during the period, as the 848,000, 756,000 and 627,000 shares, respectively, from common stock equivalents would have been antidilutive.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

22. Segment Reporting

        Information on segments and a reconciliation to income before income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Revenues
Franchise operations	$372.2	$353.3	$205.8
Company restaurants	890.0	1,103.2	125.9
Rental operations	133.9	131.4	132.4
Financing operations	17.9	25.7	20.5

Total	$1,414.0	$1,613.6	$484.6

Intercompany Real Estate Charges
Company restaurants	$—	$—	$0.1
Rental operations	—	—	3.4
Corporate	—	—	(3.5)

Total	$—	$—	$—

Income (loss) before income taxes
Franchise operations	$270.0	$257.1	$117.7
Company restaurants	123.5	125.0	8.5
Rental operations	36.6	33.3	34.0
Financing operations	17.5	18.4	19.3
Corporate	(411.0)	(622.0)	(182.2)

Income (loss) before income taxes	$36.6	$(188.2)	$(2.7)

Income tax expense (benefit)	$5.2	$(33.7)	$(2.2)

Interest Expense
Company restaurants	$0.9	$1.0	$0.5
Rental operations	19.9	20.2	20.8
Financing operations	—	—	—
Corporate	186.5	203.1	28.7

Total	$207.3	$224.3	$50.0

Depreciation and amortization
Franchise operations	$10.0	$10.0	$1.0
Company restaurants	30.1	38.3	5.7
Rental operations	11.6	11.9	12.0
Financing operations	—	—	—
Corporate	13.7	12.9	7.3

Total	$65.4	$73.1	$26.0

Impairment and closure charges
Franchise operations	$74.7	$2.3	$—
Company restaurants	30.4	238.3	4.4

Total	$105.1	$240.6	$4.4

Capital Expenditures
Franchise operations	$0.4	$0.2	$0.4
Company restaurants	5.8	14.3	6.3
Corporate	9.2	17.3	5.7

Total	$15.4	$31.8	$12.4

Goodwill	$697.5	$697.5	$730.7

Total Assets
Franchise operations	$1,478.7	$1,519.4	$1,415.8
Company restaurants	647.5	734.8	1,234.7
Rental operations	433.0	459.0	465.4
Financing operations	182.1	198.9	192.3
Corporate	359.6	449.1	523.0

Total	$3,100.9	$3,361.2	$3,831.2

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

23. Selected Quarterly Financial Data (Unaudited)

	Revenues(a)	Operating Margin	Net Income (Loss)	Net Income (Loss) Per Share— Basic(b)	Net Income (Loss) Per Share— Diluted(b)
	(In thousands, except per share amounts)
2009
1st Quarter	$375,556	$120,853	$37,141	$1.82	$1.80
2nd Quarter	349,650	109,119	24,814	1.11	1.09
3rd Quarter	333,551	104,590	13,505	0.46	0.46
4th Quarter(c)	355,205	113,005	(44,051)	(2.84)	(2.84)
2008
1st Quarter	$442,789	$114,789	$13,854	$0.50	$0.50
2nd Quarter	424,133	114,898	(19,385)	(1.42)	(1.42)
3rd Quarter	391,181	105,723	(11,804)	(0.98)	(0.98)
4th Quarter(c)	355,525	98,407	(137,124)	(8.15)	(8.15)

(a)
Revenues have been impacted by the franchising of 110 company-operated Applebee's restaurants since the second quarter of 2008.

(b)
The quarterly amounts may not add to the full year amount.

(c)
The 4th quarter net loss and net loss per share were significantly impacted by impairment charges taken against intangible assets in 2009, and goodwill and intangible assets in 2008.

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of DineEquity, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of DineEquity Inc. and Subsidiaries ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DineEquity, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DineEquity, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 3, 2010

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

        Based on their assessment as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of DineEquity, Inc. and Subsidiaries

        We have audited DineEquity, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DineEquity, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, DineEquity, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of DineEquity Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009 of DineEquity, Inc. and Subsidiaries and our report dated March 3, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 3, 2010

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item regarding our directors and executive officers is incorporated by reference to the following sections to be set forth in our Proxy Statement for the 2010 Annual Meeting of Shareholders ("2010 Proxy Statement") to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009.

  (a)
  Identification of Directors.    The information under the section entitled "Information Concerning Nominees and Members of the Board of Directors."

  (b)
  Identification of Executive Officers and Certain Employees.    The information under the section entitled "Executive Officers of the Company."

  (c)
  Compliance with Section 16(a) of the Exchange Act.    The information under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

  (d)
  Code of Ethics.    The information under the section entitled "Code of Ethics for Chief Executive and Senior Financial Officers."

  (e)
  Audit Committee.    The information under the sections entitled "Board Committees and their Functions" and "Report of the Audit Committee."

Item 11.    Executive Compensation.

        The information required by this Item regarding executive compensation is incorporated by reference to the sections entitled "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" to be set forth in our 2010 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item regarding security ownership and management is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" to be set forth in our 2010 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item regarding certain relationships and related transactions is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions," and "Director Independence" to be set forth in our 2010 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item regarding principal accountant fees and services is incorporated by reference to the section entitled "Independent Auditor Fees" to be set forth in our 2010 Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)  Consolidated Financial Statements

          The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

          Consolidated Balance Sheets as of December 31, 2009 and 2008.

          Consolidated Statements of Operations for each of the three years in the period ended December 31, 2009.

    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2009.

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009.

          Notes to the Consolidated Financial Statements.

          Reports of Independent Registered Public Accounting Firm.

(a)(2)  Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)  Exhibits

        Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

2.1	Agreement and Plan of Merger, dated as of July 15, 2007, by and among IHOP Corp., CHLH Corp. and Applebee's International, Inc. (Exhibit 2.1 to Registrant's Form 8-K filed July 17, 2007 is incorporated herein by reference).
3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 3.1 to Registrant's Form 8-K dated June 2, 2008 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K dated June 2, 2008 is incorporated herein by reference).
3.3	Amendment to the Bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to Registrant's Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
3.4	Certificate of Designations with respect to the Series A Perpetual Preferred Stock (Exhibit 3.1 to Registrant's Form 8-K filed December 5, 2007 is incorporated herein by reference).
3.5	Certificate of Designations with respect to the Series B Convertible Preferred Stock (Exhibit 3.2 to Registrant's Form 8-K filed December 5, 2007 is incorporated herein by reference).
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
4.17
Base Indenture, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC and Wells Fargo Bank, National Association (Exhibit 4.1 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated herein by reference).
4.18
Series Supplement for the Series 2007-1 Fixed Rate Term Notes, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, Wells Fargo Bank, National Association and Financial Guaranty Insurance Company (Exhibit 4.6 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated herein by reference).
4.19
Series Supplement for the Series 2007-2 Variable Funding Notes, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, Wells Fargo Bank, National Association and Financial Guaranty Insurance Company (Exhibit 4.7 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated herein by reference).
4.20
Series Supplement for the Series 2007-3 Fixed Rate Term Notes, dated as of November 29, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC and Wells Fargo Bank, National Association (Exhibit 4.20 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
4.21
Base Indenture, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, and Wells Fargo Bank, National Association, as Indenture Trustee (Exhibit 4.21 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
4.22
Series 2007-1 Supplement to the Base Indenture, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, and Wells Fargo Bank, National Association (Exhibit 4.22 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
4.23
Supplement No. 4 to the Base Indenture, dated as of June 9, 2008, by and among IHOP Franchising, LLC, IHOP IP, LLC, the Financial Guaranty Insurance Company and Wells Fargo Bank, National Association (Exhibit 4.1 to Registrant's Form 8-K, dated June 13, 2008 is incorporated herein by reference).
4.24
Supplement No. 1 to the Base Indenture to the Series 2007-1 Supplement, dated January 17, 2008, by and among Applebee's Enterprises LLC, Applebee's IP LLC, Applebee's Restaurants North LLC, Applebee's Restaurants Mid-Atlantic LLC, Applebee's Restaurants West LLC, Applebee's Restaurants Texas LLC, Applebee's Restaurants Kansas LLC, Applebee's Restaurants Vermont Inc., LLC, Applebee's Restaurants Inc. and Wells Fargo Bank, National Association (Exhibit 4.24 to Registrant's Form 10-K for the year ended December 31, 2008 is incorporated herein by reference).

4.25	Supplement No. 2 to the Base Indenture and Amendment No. 1 to the Series 2007-1 Supplement, dated June 19, 2008, by and among Applebee's Enterprises LLC, Applebee's IP LLC, Applebee's Restaurants North LLC, Applebee's Restaurants Mid-Atlantic LLC, Applebee's Restaurants West LLC, Applebee's Restaurants Texas LLC, Applebee's Restaurants Kansas LLC, Applebee's Restaurants Vermont Inc., LLC, Applebee's Restaurants Inc. and Wells Fargo Bank, National Association (Exhibit 4.1 to Registrant's Form 8-K, dated July 11, 2008 is incorporated herein by reference).
†10.1
Employment Agreement between DineEquity, Inc. and Richard C. Celio dated November 1, 2008 (Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 2008 is incorporated herein by reference).
†10.2
Employment Agreement between DineEquity, Inc. and Michael Archer dated November 1, 2008 (Exhibit 10.3 to Registrant's Form 10-K for the year ended December 31, 2008 is incorporated herein by reference).
†10.3
Employment Agreement between DineEquity, Inc. and Julia A. Stewart dated November 1, 2008 (Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 2008 is incorporated herein by reference).
†10.4
Employment Agreement between DineEquity, Inc. and John F. Tierney dated April 3, 2009 (Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended March 31, 2009 is incorporated herein by reference).
†10.5
Employment Agreement between DineEquity, Inc. and Jean Birch dated June 22, 2009 (Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended June 30, 2009 is incorporated herein by reference).
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
†10.12	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix "A" to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.13	IHOP Corp 2001 Senior Executive Incentive Plan as amended and restated (Appendix "B" to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.14	Separation Agreement, dated September 5, 2008 between Thomas G. Conforti and DineEquity, Inc. (Exhibit 10.1 to Registrant's Form 8-K, dated September 9, 2008 is incorporated herein by reference).

†10.15	DineEquity, Inc. Executive Severance and Change in Control Policy, dated October 13, 2008 (Exhibit 10.16 to Registrant's Form 10-K for the year ended December 31, 2008 is incorporated herein by reference).
*†10.16	IHOP Corp. Deferred Compensation Plan effective January 1, 2003
10.17
Servicing Agreement, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, IHOP Property Leasing, LLC, IHOP Properties, LLC, IHOP Real Estate, LLC, International House of Pancakes, Inc., IHOP Corp. and Wells Fargo Bank, National Association, as Indenture Trustee (Exhibit 4.2 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated herein by reference).
10.18
Amendment No. 1 to Servicing Agreement, dated as of November 28, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, IHOP Property Leasing, LLC, IHOP Properties, LLC, IHOP Real Estate, LLC, International House of Pancakes, Inc., IHOP Corp. and Wells Fargo Bank, National Association, as Indenture Trustee (Exhibit 10.17 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
10.19
Parent Asset Sale Agreement, dated as of March 16, 2007, by IHOP Holdings, LLC, as Purchaser, and International House of Pancakes, Inc. as Seller (Exhibit 4.3 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated herein by reference).
10.20
Guaranty, dated as of March 16, 2007, by IHOP Corp., in favor of IHOP Holdings, LLC (Exhibit 4.4 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated herein by reference).
10.21
Amendment No. 1 to Guaranty, dated as of November 28, 2007, by IHOP Corp., in favor of IHOP Holdings, LLC (Exhibit 10.20 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
10.22
Series 2007-1 Fixed Rate Term Notes Purchase Agreement, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, IHOP Corp, and Goldman and Sachs & Co (Exhibit 4.5 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated herein by reference).
10.23
Variable Funding Note Purchase Agreement, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, International House of Pancakes, Inc., Wells Fargo, National Association, as Indenture Trustee, certain conduit investors, as Conduit Investors, certain financial institutions, as Committed Note Purchaser, certain Funding Agents and Wells Fargo Bank, National Association, as Administrative Agent (Exhibit 4.8 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated herein by reference).
10.24
Series A Perpetual Preferred Stock Purchase Agreement, dated as of July 15, 2007, by and between IHOP Corp. and MSD SBI, L.P. (Exhibit 10.1 to Registrant's Form 8-K filed on July 17, 2007 is incorporated herein by reference).
10.25
First Amendment to Series A Perpetual Preferred Stock Purchase Agreement, dated as of November 29, 2007, by and between IHOP Corp. and MSD SBI, L.P. (Exhibit 10.1 to Registrant's Form 8-K filed December 5, 2007 is incorporated herein by reference).
10.26
Series B Convertible Preferred Stock Purchase Agreement, dated as of July 15, 2007, by and among IHOP Corp. and the purchasers identified on Schedule A thereto (Exhibit 10.2 to Registrant's Form 8-K filed July 17, 2007 is incorporated herein by reference).

10.27	Commitment Letter, dated July 15, 2007, by and among IHOP Corp., CHLH Corp., Lehman Brothers Commercial Bank, Lehman Brothers Inc. and Lehman Commercial Paper Inc. (Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2007 is incorporated herein by reference).
10.28
Registration Rights Agreement, dated as of November 29, 2007, by and among IHOP Corp. and the persons identified on Schedule A thereto (Exhibit 10.2 to Registrant's Form 8-K filed December 5, 2007 is incorporated herein by reference).
10.29
Series 2007-3 Fixed Rate Term Notes Purchase Agreement, dated as of November 29, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, International House of Pancakes, Inc., IHOP Corp. and Lehman Brothers Inc., as Initial Purchaser (Exhibit 10.28 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
10.30
Servicing Agreement, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, Applebee's Franchising LLC, Applebee's Services, Inc., Applebee's International, Inc., Assured Guaranty Corp., and Wells Fargo Bank, National Association, as Indenture Trustee (Exhibit 10.29 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
10.31
IHOP Corp. Servicing Guaranty, dated as of November 29, 2007, by IHOP Corp., in favor of Applebee's Enterprises LLC, Applebee's IP LLC, and certain other entities listed therein (Exhibit 10.30 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
10.32
Guaranty and Collateral Agreement (Applebee's Franchising LLC), dated as of November 29, 2007, by and among Applebee's Franchising LLC, Applebee's Enterprises LLC, and Wells Fargo Bank, National Association (Exhibit 10.31 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
10.33
Guaranty and Collateral Agreement (Applebee's Holdings LLC), dated as of November 29, 2007, by and among Applebee's Holdings LLC, Applebee's Enterprises LLC, and Wells Fargo Bank, National Association (Exhibit 10.32 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
10.34
Class A-1 Note Purchase Agreement, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, Applebee's Services, Inc., as Servicer, certain financial institutions, as Committed Note Purchasers, certain funding agents, Lehman Commercial Paper Inc., as Swingline Lender, and Lehman Commercial Paper Inc., as Class A-1 Administrative Agent (Exhibit 10.33 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
10.35
Purchase Agreement, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, Applebee's Holdings LLC, Applebee's Franchising LLC, IHOP Corp., Applebee's International, Inc., Applebee's Services, Inc., Applebee's Holdings II Corp., and Lehman Brothers Inc., as Initial Purchaser (Exhibit 10.34 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
14.0	IHOP Corp. Code of Ethics for Chief Executive and Senior Financial Officers (Exhibit 14.0 to Registrant's 2004 Form 10-K is incorporated herein by reference).
*21	Subsidiaries of DineEquity, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*
Filed herewith.

†
A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March 2010.

DINEEQUITY, INC.
By:	/s/ JULIA A. STEWART Julia A. Stewart Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 3rd day of March 2010.

Name	Title
/s/ JULIA A. STEWART Julia A. Stewart	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN F. TIERNEY John F. Tierney	Chief Financial Officer (Principal Financial Officer)
/s/ GREGGORY KALVIN Greggory Kalvin	Senior Vice President, Corporate Controller (Principal Accounting Officer)
/s/ RICHARD J. DAHL Richard J. Dahl	Director
/s/ HOWARD M. BERK Howard M. Berk	Director
/s/ DANIEL BRESTLE Daniel Brestle	Director
/s/ H. FREDERICK CHRISTIE H. Frederick Christie	Director
/s/ FRANK EDELSTEIN Frank Edelstein	Director
/s/ MICHAEL S. GORDON Michael S. Gordon	Director
/s/ LARRY ALAN KAY Larry Alan Kay	Director
/s/ CAROLINE W. NAHAS Caroline W. Nahas	Director
/s/ GILBERT T. RAY Gilbert T. Ray	Director
/s/ PATRICK W. ROSE Patrick W. Rose	Director