Form 10-Q
period 2010-03-31
DineEquity, Inc
filed 2010-05-05
CIK 49754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2010
Common Stock, $.01 par value	17,920,789

DINEEQUITY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,459	$82,314
Restricted cash	69,584	72,690
Receivables, net	77,706	104,690
Inventories	12,208	12,236
Prepaid income taxes	—	7,702
Prepaid gift cards	15,114	19,878
Prepaid expenses	16,689	13,425
Deferred income taxes	15,731	15,444
Assets held for sale	6,237	8,765
Total current assets	281,728	337,144
Non-current restricted cash	45,799	48,173
Restricted assets related to captive insurance subsidiary	4,138	4,344
Long-term receivables	254,171	259,775
Property and equipment, net	760,362	771,372
Goodwill	697,470	697,470
Other intangible assets, net	846,871	849,552
Other assets, net	128,958	133,038
Total assets	$3,019,497	$3,100,868
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$25,200	$25,200
Accounts payable	31,016	31,729
Accrued employee compensation and benefits	28,496	37,397
Gift card liability	65,294	105,465
Other accrued expenses	66,535	54,549
Accrued interest payable	3,326	3,627
Total current liabilities	219,867	257,967
Long-term debt, less current maturities	1,584,795	1,637,198
Financing obligations, less current maturities	307,265	309,415
Capital lease obligations, less current maturities	150,724	152,758
Deferred income taxes	363,907	369,127
Other liabilities	114,154	117,449
Total liabilities	2,740,712	2,843,914
Commitments and contingencies
Preferred stock, Series A, $1 par value, 220,000 shares authorized; 190,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	187,050	187,050
Stockholders’ equity:
Convertible preferred stock, Series B, at accreted value, 10,000,000 shares authorized; 35,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	40,218	39,623
Common stock, $.01 par value, 40,000,000 shares authorized; March 31, 2010: 24,114,845 shares issued and 17,914,937 shares outstanding; December 31, 2009: 23,780,015 shares issued and 17,564,449 shares outstanding	241	238
Additional paid-in-capital	176,044	171,207
Retained earnings	168,713	155,397
Accumulated other comprehensive loss	(18,580)	(20,811)
Treasury stock, at cost (March 31, 2010: 6,199,908 shares; December 31, 2009: 6,215,566 shares)	(274,901)	(275,750)
Total stockholders’ equity	91,735	69,904
Total liabilities and stockholders’ equity	$3,019,497	$3,100,868

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Franchise revenues	$95,276	$98,210
Company restaurant sales	224,614	239,524
Rental income	33,932	33,709
Financing revenues	4,150	4,113
Total revenues	357,972	375,556
Costs and Expenses
Franchise expenses	24,905	28,298
Company restaurant expenses	192,559	201,856
Rental expenses	24,400	24,542
Financing expenses	469	7
General and administrative expenses	40,185	47,159
Interest expense	44,878	48,410
Amortization of intangible assets	3,077	3,019
Gain on extinguishment of debt	(3,585)	(26,354)
Gain on disposition of assets	(186)	(5,137)
Other expense (income), net	1,498	(128)
Total costs and expenses	328,200	321,672
Income before income taxes	29,772	53,884
Provision for income taxes	(10,101)	(16,743)
Net income	$19,671	$37,141
Net income	$19,671	$37,141
Less: Series A preferred stock dividends	(5,760)	(4,750)
Less: Accretion of Series B preferred stock	(595)	(560)
Less: Net income allocated to unvested participating restricted stock	(509)	(1,203)
Net income available to common stockholders	$12,807	$30,628
Net income available to common stockholders per share
Basic	$0.75	$1.82
Diluted	$0.75	$1.80
Weighted average shares outstanding
Basic	17,011	16,842
Diluted	17,972	17,394
Dividends declared per common share	$—	$—
Dividends paid per common share	$—	$—

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$19,671	$37,141
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	16,156	16,210
Non-cash interest expense	10,371	9,904
Gain on extinguishment of debt	(3,585)	(26,354)
Deferred income taxes	(7,009)	(1,320)
Non-cash stock-based compensation expense	3,956	3,198
Tax benefit from stock-based compensation	1,035	317
Excess tax benefit from stock options exercised	(1,792)	—
Gain on disposition of assets	(186)	(5,137)
Other	155	(1,718)
Changes in operating assets and liabilities
Receivables	26,008	36,603
Inventories	3	(167)
Prepaid expenses	8,581	10,680
Accounts payable	(1,147)	1,256
Accrued employee compensation and benefits	(9,031)	(437)
Gift card liability	(40,171)	(43,465)
Other accrued expenses	7,255	20,958
Cash flows provided by operating activities	30,270	57,669
Cash flows from investing activities
Additions to property and equipment	(2,649)	(3,162)
Proceeds from sale of property and equipment and assets held for sale	2,784	8,834
Principal receipts from notes and equipment contracts receivable	6,299	4,505
Other	1,109	982
Cash flows provided by investing activities	7,543	11,159
Cash flows from financing activities
Repayment of long-term debt	(50,100)	(61,605)
Principal payments on capital lease and financing obligations	(3,791)	(3,467)
Dividends paid	(5,700)	(4,750)
Repurchase of restricted stock	(577)	(264)
Proceeds from stock options exercised	1,275	—
Excess tax benefit from stock options exercised	1,792	—
Restricted cash related to securitization	5,479	(15,666)
Other	(46)	(63)
Cash flows used in financing activities	(51,668)	(85,815)
Net change in cash and cash equivalents	(13,855)	(16,987)
Cash and cash equivalents at beginning of year	82,314	114,443
Cash and cash equivalents at end of period	$68,459	$97,456
Supplemental disclosures
Interest paid	$38,942	$42,422
Income taxes paid	$2,726	$753

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters are reported as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2010 ended April 4, 2010 and the first fiscal quarter of 2009 ended March 29, 2009.

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

Subsequent events

The Company has evaluated the period after the balance sheet date through the date the consolidated financial statements were issued and determined there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year information to conform to the current year presentation. These reclassifications had no effect on the net income or financial position previously reported.

3. Accounting Policies

Recently Adopted Accounting Standards

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU, among other things, (i) changes existing guidance for determining whether an entity is a Variable Interest Entity (“VIE”); (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and (iii) requires enhanced disclosures about an entity’s involvement in a VIE. The Company adopted these amendments effective January 1, 2010, and adoption had no impact on the Company’s financial statements (see Note 13).

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurement.” This ASU added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions of this ASU only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s balance sheets and statements of income.

ASU 2010-09 also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted.  This provision of this ASU will be effective for the Company’s reporting period ending March 31, 2011.  As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s balance sheets and statements of income.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements.”  This ASU retracts the existing requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The guidance was effective immediately upon issuance and adoption had no impact on the Company’s financial statements.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the financial statements as a result of future adoption.

4. Assets Held for Sale

The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria, as defined in applicable U.S. GAAP. The balance of assets held for sale at December 31, 2009 of $8.8 million was primarily comprised of four parcels of land previously acquired and held for future development, four parcels of land on which Applebee’s franchised restaurants are situated, the net assets of one restaurant expected to be sold, property and equipment from one previously closed Applebee’s restaurant and one IHOP restaurant held for refranchising.

During the three months ended March 31, 2010, the Applebee’s restaurant and the property and equipment were sold and the IHOP restaurant was refranchised. The balance of assets held for sale at March 31, 2010 of $6.2 million was primarily comprised of four parcels of land previously acquired and held for future development and four parcels of land on which Applebee’s franchised restaurants are situated.

The following table summarizes the changes in the balance of assets held for sale during 2010:

(In millions)
Balance December 31, 2009	$8.8
Assets sold	(2.1)
Assets refranchised	(0.5)
Balance March 31, 2010	$6.2

5. Long-Term Debt

Long-term debt consists of the following components:

	March 31, 2010 (unaudited)	December 31, 2009
	(In millions)
Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.1767% (inclusive of an insurance premium of 0.75%)	$599.1	$599.1
Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.0588%	385.5	434.2
Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037, at a fixed rate of 8.4044%	97.7	104.0
Series 2007-1 Class A-1 Variable Funding Senior Notes, final maturity date December 2037, at a rate of 2.89% as of March 31, 2010 and December 31, 2009, respectively	100.0	100.0
Series 2007-1 Fixed Rate Notes due March 2037, at a fixed rate of 5.744% (inclusive of an insurance premium of 0.60%)	175.0	175.0
Series 2007-2 Variable Funding Notes, final maturity date March 2037, at a rate of 0.24% and 0.30% as of March 31, 2010 and December 31, 2009, respectively	25.0	25.0
Series 2007-3 Fixed Rate Term Notes due December 2037, at a fixed rate of 7.0588%	245.0	245.0
Discount on Fixed Rate Notes	(17.3)	(19.9)
Total debt	1,610.0	1,662.4
Less current maturities	(25.2)	(25.2)
Long-term debt	$1,584.8	$1,637.2

For a description of the respective instruments, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

During the quarters ended March 31, 2010 and 2009, the Company recognized the following gains on the early retirement of debt:

Transaction Date	Instrument	Face Amount Retired	Cash Paid	Gain (1)
		(In millions)
March 2010	Class A-2-II-X	$48.7	$43.8	$3.6

March 2009	Class A-2-II-X	$78.4	$49.0	$26.4

(1) After write-off of the discount and deferred financing costs related to the debt retired.

Scheduled monthly payments on the Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037 totaled $6.3 million during the three months ended March 31, 2010.

Covenants/Restrictions Compliance

The Company was in compliance with all the covenants/restrictions related to its securitized indebtedness as of March 31, 2010 and has been in compliance for each month since the issuance of the securitized notes.

6. Financing Obligations

As of March 31, 2010, future minimum lease payments under financing obligations during the initial terms of the leases related to sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
Remainder of 2010	$23.8
2011	31.9
2012(1)	29.3
2013	32.0
2014	32.0
Thereafter	415.3
Total minimum lease payments	564.3
Less interest	(247.8)
Total financing obligations	316.5
Less current portion(2)	(9.2)
Long-term financing obligations	$307.3

(1)               Due to the varying closing date of the Company’s fiscal year, 11 monthly payments will be made in fiscal 2012.

(2)               Included in “other accrued expenses” on the consolidated balance sheet.

7. Income Taxes

The Company or one of its subsidiaries files Federal income tax returns and income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-U.S. tax examinations by tax authorities for years before 2006 for federal returns and 2005 for other jurisdictions. Applebee’s is currently under audit by the U.S. Internal Revenue Service for the period ended November 29, 2007.  The Company is currently under audit by the U.S. Internal Revenue Service for the period ended December 30, 2007.

At March 31, 2010, the Company had a liability for unrecognized tax benefits including potential interest and penalties, net of related tax benefit, totaling $15.3 million, of which approximately $3.1 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

The total unrecognized tax benefit as of March 31, 2010 and December 31, 2009 was $10.5 million and $11.0 million, respectively, excluding interest, penalties and related income tax benefits. The decrease was due primarily to settlements with taxing authorities resulting in a decrease in unrecognized tax benefits related to prior year positions. The entire $10.5 million will be included in the Company’s effective income tax rate if recognized. The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $5.5 million related to settlements with taxing authorities and the lapse of the statute of limitations.

As of March 31, 2010, the accrued interest and penalties were $11.5 million and $1.6 million, respectively, excluding any related income tax benefits. As of December 31, 2009, the accrued interest and penalties were $11.6 million and $1.6 million, respectively, excluding any related income tax benefits. The decrease of $0.1 million of accrued interest is primarily related to the decrease of unrecognized tax benefits due to settlements with taxing authorities, partially offset by the accrual of interest during the three months ended March 31, 2010. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Income.

The Company has various state net operating loss carryovers representing $1.8 million. The net operating loss carryovers will expire, if unused, during the period from 2010 through 2028. In 2009, the Company completed the certification process for High Performance Incentive Program (“HPIP”) credits associated with the Applebee’s Restaurant Support Center in Lenexa, Kansas.  As of March 31, 2010, the HPIP credits available for carry back and carry forward are approximately $3.3 million and will expire, if unused, during the period from 2016 through 2019.

As of March 31, 2010 the Company had a valuation allowance totalling $9.8 million.  Of this total $9.8 million, $7.0 million is related to a change in the enacted tax law for the state of Michigan, $1.2 million is related to the Massachusetts enacted legislation requiring unitary businesses to file combined reports and $1.6 million is related to the HPIP credits associated with the Applebee’s Restaurant Support Center in Lenexa, Kansas.

The effective tax rate was 33.9% for the three-month period ended March 31, 2010. The effective tax rate is lower than the federal statutory rate of 35% primarily due to tax credits, partially offset by state income taxes. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

8. Segments

The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of March 31, 2010, the franchise operations segment consisted of (i) 1,606 restaurants operated by Applebee’s franchisees in the United States, 16 countries outside the United States and one U.S. territory and (ii) 1,449 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories, Canada and Mexico. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

As of March 31, 2010, the company restaurant operations segment consisted of 393 company-operated Applebee’s restaurants and 12 company-operated IHOP restaurants, all in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

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

Information on segments is as follows:

	For the Three Months Ended March 31,
	2010	2009
	(In millions)
Revenues from External Customers
Franchise operations	$95.3	$98.2
Company restaurants	224.6	239.5
Rental operations	33.9	33.7
Financing operations	4.2	4.1
Total	$358.0	$375.5
Interest Expense
Company restaurants	$0.2	$0.2
Rental operations	4.8	5.1
Financing operations	—	—
Corporate	44.9	48.4
Total	$49.9	$53.7
Depreciation and amortization
Franchise operations	$2.5	$2.5
Company restaurants	7.5	7.4
Rental operations	2.8	2.9
Corporate	3.4	3.4
Total	$16.2	$16.2
Income (loss) before income taxes
Franchise operations	$70.4	$70.0
Company restaurants	32.0	37.8
Rental operations	9.5	9.2
Financing operations	3.7	4.1
Corporate	(85.8)	(67.2)
Total	$29.8	$53.9

9. Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock to officers and employees of the Company under the 2001 Stock Incentive Plan (the “2001 Plan”) and restricted stock or restricted stock units to non-employee directors of the Company under the 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”). The stock options generally vest over a three-year period and have a term of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant. Restricted shares of the Company’s common stock are issued at no cost to the holder and vest over terms determined by the Compensation Committee of the Company’s Board of Directors, generally three years. Restricted stock granted to officers and employees generally vests only if the officer or employee is actively employed by the Company on the vesting date, and unvested restricted stock is forfeited upon either termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company’s Board of Directors determines otherwise. When vested options are exercised and restricted stock is issued, the Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock.

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended March 31,
	2010	2009
	(In millions)
Pre-tax compensation expense	$4.9	$3.2
Tax provision	(2.0)	(1.0)
Total stock-based compensation expense, net of tax	$2.9	$2.2

As of March 31, 2010, $9.3 million and $9.8 million (including estimated forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of 1.71 years for restricted stock and 2.12 years for stock options.

The estimated fair values of the options granted during 2010 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	2.38%
Weighted average historical volatility	80.0%
Dividend yield	—
Expected years until exercise	5.0
Forfeitures	11.0%
Weighted average fair value of options granted	$18.64

Option balances as of March 31, 2010 and activity under the Company’s stock option plan during the three-month period then ended were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,659,100	$21.30
Granted	330,804	$28.66
Exercised	(192,451)	$6.62
Expired	(6,467)	$43.63
Forfeited	(42,548)	$25.73
Outstanding at March 31, 2010	1,748,438	$24.12	7.81	$28,390,000
Vested at March 31, 2010 and Expected to Vest	1,490,924	$25.24	7.60	$22,772,000
Exercisable at March 31, 2010	665,392	$33.99	5.68	$5,248,000

9. Stock-Based Compensation, continued

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock and the number of in-the-money options.

A summary of restricted stock activity for the three months ended March 31, 2010 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	650,323	$33.09	—	—
Granted	164,960	$28.62	20,000	$29.32
Released	(73,066)	$54.13	—	—
Vested	—	—	(16,000)	$29.32
Forfeited	(21,228)	$37.92	—	—
Unvested at March 31, 2010	720,989	$29.79	4,000	$29.32

10. Other Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended March 31,
	2010	2009
	(In millions)
Net income	$19.7	$37.1
Other comprehensive income, net of tax:
Interest rate swap	2.2	2.0
Total comprehensive income	$21.9	$39.1

The amount of income tax benefit allocated to the interest rate swap was $1.5 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively

The loss related to an interest rate swap designated as a cash flow hedge is being reclassified into earnings as interest expense over the expected life of the related debt, estimated to be approximately five years. Approximately $9.3 million, net of tax, is expected to be reclassified into earnings over the next 12 months.

The accumulated comprehensive loss of $18.6 million (net of tax) as of March 31, 2010 is comprised of $18.3 million related to a terminated interest rate swap and $0.3 million related to a temporary decline in available-for-sale securities. The accumulated comprehensive loss of $20.8 million (net of tax) as of December 31, 2009 is comprised of $20.5 million related to a terminated interest rate swap and $0.3 million related to a temporary decline in available-for-sale securities.

11. Net Income Per Share

The computation of the Company’s basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net income	$19,671	$37,141
Less: Series A Preferred Stock dividends	(5,760)	(4,750)
Less: Accretion of Series B Preferred Stock	(595)	(560)
Less: Net income allocated to unvested participating restricted stock	(509)	(1,203)
Net income available to common stockholders— basic	12,807	30,628
Effect of unvested participating restricted stock in two-class calculation	27	36
Accretion of Series B Preferred Stock	595	560
Net income available to common stockholders— diluted	$13,429	$31,224
Denominator:
Weighted average outstanding shares of common stock	17,011	16,842
Dilutive effect of:
Stock options	380	4
Convertible Series B Preferred Stock	581	548
Common stock and common stock equivalents	17,972	17,394
Net income per common share:
Basic	$0.75	$1.82
Diluted	$0.75	$1.80

12. Fair Value of Financial Instruments

The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate their carrying amounts due to their short duration.

The following table summarizes cost and market value of our financial instruments measured at fair value at March 31, 2010 and December 31, 2009:

March 31, 2010

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Cash equivalents and money market funds	$1.5	$—	$—	$1.5
Auction-rate securities	$2.9	$—	$(0.3)	$2.6

December 31, 2009

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Cash equivalents and money market funds	$1.7	$—	$—	$1.7
Auction-rate securities	$2.9	$—	$(0.3)	$2.6

The scheduled maturity of one auction-rate security valued at $0.6 million is December 2030. The remaining balance of auction-rate securities is in mutual funds invested in auction rate securities with no scheduled maturity for the funds.

12. Fair Value of Financial Instruments, continued

The fair values of non-current financial liabilities are shown in the following table:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, less current maturities	$1,584.8	$1,498.6	$1,637.2	$1,547.5
Series A Preferred Stock	$187.1	$168.3	$187.1	$168.3

At March 31, 2010 and December 31, 2009, the fair value of the non-current financial liabilities was determined based on Level 3 inputs using a risk-adjusted discounted cash flow model under the income approach.

13. Involvement with Variable Interest Entities

The FASB recently amended U.S. GAAP by replacing a quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The amendments also require ongoing reassessments of whether an entity is the primary beneficiary of a VIE and require enhanced disclosures about an entity’s involvement in a VIE. The Company adopted these amendments effective January 1, 2010.

In adopting the amendments, the Company performed an assessment as to whether franchise agreements between the Company and its franchisees (both IHOP and Applebee’s) were VIEs. The Company concluded that both the IHOP and Applebee’s franchisees have key decision-making abilities which enable them to have a significant impact on the success and the fair value of their respective franchises and, therefore, that the franchise agreements are not VIEs.

The Company also reassessed whether Centralized Supply Chain Services, LLC (“CSCS”), a purchasing co-operative formed in February 2009  by the Company and owners of Applebee’s and IHOP franchise restaurants to manage procurement activities for the Applebee’s and IHOP restaurants choosing to join CSCS, was a VIE and whether the Company was the primary beneficiary. Under the terms of the membership agreements, each member restaurant belonging to CSCS has equal and identical voting rights, ownership rights and obligations. The Company does not have voting control of CSCS. Accordingly, the Company is not considered to be the primary beneficiary of the VIE and therefore does not consolidate the results of CSCS.

CSCS does not purchase items on behalf of member restaurants; rather, it facilitates purchasing agreements and distribution arrangements between suppliers and member restaurants. Because of this, it is anticipated that CSCS will acquire a minimal amount of assets and incur a minimal amount of liabilities. Each member restaurant is responsible for only the goods and services it chooses to purchase and bears no responsibility or risk of loss for goods and services purchased by other member restaurants. Based on these facts, the Company believes its maximum estimated loss related to its membership in the CSCS is de minimis.

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

14. Commitments and Contingencies, continued

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

In cases of this type, conditional certification of the plaintiff class is granted under a lenient standard.  On January 15, 2009, the Company filed a motion seeking to have the class de-certified and the plaintiffs filed a motion for summary judgment, both of which were denied by the court.  The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri.  Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal. The Court of Appeals has agreed to hear the interlocutory appeal.  According to the current schedule, briefing will be complete mid-August 2010.  No date has been set for oral argument.

The Company believes it has strong defenses to the substantive claims asserted and intends to vigorously defend this case.  An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $116.0 million as of March 31, 2010. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2010 through 2044. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 31, 2010.

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

Overview

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Except where the context indicates otherwise, the words “we,” “us,” “our” and the “Company” refer to DineEquity, Inc., together with its subsidiaries that are consolidated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company or its predecessors have engaged in the development, operation and franchising of IHOP restaurants. In November 2007, we completed the acquisition of Applebee’s International, Inc. (“Applebee’s”), which became a wholly-owned subsidiary of the Company. Through various IHOP and Applebee’s subsidiaries, we own, operate and franchise two restaurant concepts in the casual dining and family dining categories of the food service industry: Applebee’s Neighborhood Grill and Bar® and IHOP. DineEquity, Inc. is the parent of the IHOP and Applebee’s subsidiaries. References herein to Applebee’s and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company. References herein to “system sales” include retail sales at restaurants that are owned by franchisees and area licensees and are not attributable to the Company, as well as retail sales at Company-owned restaurants. With 3,460 franchised or owned-and-operated restaurants combined, we are the largest full-service restaurant company in the world.

Since the completion of the Applebee’s acquisition, we have been pursuing a strategy which contemplates transitioning from a current 80% franchised Applebee’s system to an approximately 98% franchised Applebee’s system, similar to IHOP’s 99% franchised system. Since November 29, 2007 we have franchised 110 company-operated restaurants in the California, Nevada, Delaware, Texas and New Mexico markets. A more heavily franchised business model is expected to require less capital investment and reduce the volatility of cash flow performance over time.  A range of factors, including the overall market for restaurant franchises, the availability of financing and the financial and operating performance of Applebee’s company-owned restaurants, can impact the likelihood and timing of the completion of this strategy as well as the ultimate proceeds we will receive from franchising the company-operated restaurants.  We continually monitor these factors to assess their impact on possible franchise transactions. We may choose to suspend or revise our franchising strategy for Applebee’s company-operated restaurants if we do not believe that conditions will lead to satisfactory proceeds from the franchising of the Applebee’s company-operated restaurants.

Restaurant Development Activity

The following table summarizes Applebee’s restaurant development and franchising activity:

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Applebee’s Restaurant Development Activity
Beginning of period	2,008	2,004
New openings
Company-developed	—	—
Franchise-developed	3	5
Total new openings	3	5
Closings
Company	(6)	—
Franchise	(6)	(17)
Total closings	(12)	(17)
End of period	1,999	1,992
Summary-end of period
Franchise	1,606	1,591
Company	393	401
Total	1,999	1,992
Restaurant Franchising Activity
Domestic franchise-developed	—	5
International franchise-developed	3	—
Refranchised	—	5
Total restaurants franchised	3	10
Closings
Domestic franchise	(6)	(16)
International franchise	—	(1)
Total franchise closings	(6)	(17)
Net franchise restaurant reductions	(3)	(7)

The increase in Applebee’s company closings in 2010 relates to closures of five domestic underperforming restaurants and our one restaurant in China.  We currently do not plan to close additional company-operated restaurants for the remainder of 2010.

The following table represents Applebee’s restaurant development commitments for 2010 and 2011. We have disclosed development commitments for only a two-year period as the Applebee’s development agreements generally provide for a series of two-year development commitments after the initial development period.

	Contractual Opening of Restaurants by Year
	2010	2011
Domestic development agreements	19	16
International development agreements	15	10
	34	26

In 2010, we expect franchisees to open between 25 to 30 new Applebee’s franchise restaurants. We currently do not plan to open any company-operated restaurants. The actual number of openings may differ from both our expectations and development commitments due to various factors, including economic conditions, franchisee access to capital and the impact of currency fluctuations on our international franchisees. The timing of new restaurant openings may also be affected by various factors including weather-related and other construction delays and difficulties in obtaining regulatory approvals.

The following table summarizes IHOP restaurant development and franchising activity:

	Three Months Ended March 31,
	2010	2009
	(unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,456	1,396
New openings
Company-developed	—	—
Franchise-developed	6	11
Area license	1	—
Total new openings	7	11
Closings
Company	—	—
Franchise	(1)	(4)
Area license	(1)	(1)
Total closings	(2)	(5)
End of period	1,461	1,402
Summary-end of period
Franchise	1,285	1,231
Company	12	12
Area license	164	159
Total	1,461	1,402
Restaurant Franchising Activity
Domestic franchise-developed	6	11
International franchise-developed	—	—
Refranchised	1	—
Total restaurants franchised	7	11
Closings
Domestic franchise	(1)	(4)
International franchise	—	—
Area license	—	(1)
Total franchise closings	(1)	(5)
Reacquired by the Company	—	(1)
Net franchise restaurant additions	6	5

As of December 31, 2009, we had signed commitments from franchisees to build 254 IHOP restaurants over the next eight years plus options for an additional 103 restaurants. This number includes 16 restaurants under single-store development agreements, 266 restaurants under multi-store development agreements and 75 restaurants under international development agreements.

		Contractual Openings of Restaurants by Year
	Number of Signed Agreements at 12/31/09	2010	2011	2012	2013 and thereafter	Total
Single-store development agreements	16	12	4	—	—	16
Multi-store development agreements	72	57	49	34	126	266
International development agreements	6	7	6	3	59	75
	94	76	59	37	185	357

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

Restaurant Data

The following table sets forth, for the three-month periods ended March 31, 2010 and 2009, the number of effective restaurants in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP and Applebee’s systems, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended March 31,
	2010	2009	2010	2009
	IHOP		Applebee’s
	(unaudited)
Restaurant Data
Effective restaurants(a)
Franchise	1,279	1,225	1,604	1,588
Company	12	11	397	404
Area license	164	160	—	—
Total	1,455	1,396	2,001	1,992
System-wide(b)
Sales percentage change(c)	3.3%	5.6%	(3.2)%	(2.5)%
Domestic same-restaurant sales percentage change(d)	(0.4)%	2.0%	(2.7)%	(3.0)%
Franchise(b)(e)
Sales percentage change(c)(g)	3.0%	6.4%	(2.4)%	4.7%
Same-restaurant sales percentage change(d)	(0.4)%	2.0%	(2.6)%	(2.9)%
Average weekly domestic unit sales (in thousands)	$36.1	$36.5	$48.1	$49.4
Company (f)
Sales percentage change(c)(g)	n.m.	n.m.	(6.4)%	(23.5)%
Same-restaurant sales percentage change(d)	n.m.	n.m.	(3.4)%	(3.2)%
Average weekly domestic unit sales (in thousands)	n.m.	n.m.	$42.6	$44.6
Area License(h)
Sales percentage change(c)	6.3%	(1.4)%	—	—

(a)          “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP and Applebee’s systems, which includes restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)         “System-wide” sales are retail sales at IHOP and Applebee’s restaurants operated by franchisees and IHOP restaurants operated by area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

(c)          “Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal period compared to the prior fiscal period for all restaurants in that category.

(d)         “Same-restaurant sales percentage change” reflects the percentage change in sales, in any given fiscal period compared to the same weeks in the prior year, for restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and restaurant closures, the restaurants open throughout both fiscal periods being compared may be different from period to period. Same-restaurant sales percentage change does not include data on IHOP restaurants located in Florida.

(e)          IHOP franchise restaurant sales were $599.6 million and $582.0 million for the three months ended March 31, 2010 and 2009, respectively. Applebee’s franchise restaurant sales were $917.1 million and $939.9 million for the three months ended March 31, 2010 and 2009, respectively.

(f)            Sales percentage change and same-restaurant sales percentage change for IHOP company-operated restaurants are not meaningful (“n.m.”) due to the relatively small number and test-market nature of the restaurants, along with the periodic inclusion of restaurants reacquired from franchisees that are temporarily operated by the Company.

(g)         The sales percentage change for Applebee’s franchise and company-operated restaurants is impacted by the franchising of 103 company-operated restaurants during 2008 and seven company-operated restaurants in 2009.

(h)         Sales at IHOP area license restaurants were $60.1 million and $56.5 million for the three months ended March 31, 2010 and 2009, respectively.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Current Economic Conditions

We believe high levels of unemployment and foreclosures, financial market volatility and lower valuations for residential real estate will continue to put pressure on consumer spending. Also, a decline or lack of growth in disposable income for discretionary spending could cause our customers to change historic purchasing behavior and choose lower-cost dining options or alternatives to dining out. These factors could have an adverse effect on our results of operations and financial condition.

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

Significant Gains and Charges

There were several significant gains and charges that affect the comparisons of fiscal year 2010 results with previously reported periods, as presented in the following table:

	Three Months Ended March 31,		Favorable (Unfavorable)
	2010	2009	Variance
	(In millions)
Gain on extinguishment of debt	$3.6	$26.4	$(22.8)
Gain on disposition of assets	0.2	5.1	(4.9)

Each transaction is discussed in further detail under paragraphs captioned with those descriptions elsewhere this Item 2. We expect to continue to dedicate a portion of cash flow to opportunistic early retirement of debt. While the estimated fair value of our debt is currently less than its carrying value, there can be no assurance that any extinguishments of debt repurchased on the open market will result in gains in future periods.

Financial Statement Effect of Franchising Company-Operated Restaurants

We have franchised 110 Applebee’s company-operated restaurants and plan to franchise a substantial majority of the remaining 393 company-operated Applebee’s restaurants when such transactions make sense for the business. The Company considers a range of factors that could impact the likelihood of future franchise sales and possible proceeds from such sales. The Company may suspend or delay its plans to sell company-operated Applebee’s restaurants if it does not believe the sales proceeds would be satisfactory. If the number of company-operated restaurants declines, the amount of Company restaurant revenues and Company restaurant expenses in future periods will decline as well, compared to amounts reported in previous periods. Franchise royalty revenues and expenses will likely increase as company-operated restaurants are franchised, although not in the same magnitude as the Company restaurant revenues decline as franchise royalties are based on a percentage of the franchisee’s revenues. As a result, on a net basis, segment profit will likely decline. Under the terms of our securitized debt agreements, all proceeds of asset dispositions must be used to retire debt on a pro-rata basis. Accordingly, franchising of additional Applebee’s company-operated restaurants will result in a reduction of long-term debt and a reduction of related interest expense. Franchising of additional Applebee’s company-operated restaurants will also result in a reduction of general and administrative expenses.

Segments

We identify our segments based on the organizational units used by management to monitor performance and make operating decisions. The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

The franchise operations segment consists of (i) restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 16 countries outside the United States; and (ii) restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories, Canada and Mexico. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.

Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

The company restaurant operations segment consists of company-operated Applebee’s and IHOP restaurants and, from time to time, IHOP restaurants reacquired from franchisees that are operated by the Company on a temporary basis. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

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

Comparison of the Three Months ended March 31, 2010 and 2009

Results of Operations

Key components of changes in our financial results for the three months ended March 31, 2010 compared to the comparable period of 2009 included:

•                  Revenues decreased $17.6 million, primarily due to (a) a 3.4% decrease in Applebee’s company restaurant same-restaurant sales; (b) the franchising of seven company-operated Applebee’s restaurants in the New Mexico market; (c) an unfavorable shift in sales weeks due to the 53rd week in 2009; and (d) temporary liquor license revenue in 2009 from certain franchised Applebee’s restaurants in the Texas market that did not recur in 2010. These decreases were partially offset by higher franchise revenues resulting from an increase in IHOP effective franchise units.

•                  Segment profit decreased $5.2 million, comprised as follows:

	Three Months Ended March 31,		Favorable (Unfavorable)
	2010	2009	Variance
	(In millions)
Franchise operations	$70.4	$69.9	$0.5
Company restaurant operations	32.0	37.6	(5.6)
Rental operations	9.5	9.2	0.3
Financing operations	3.7	4.1	(0.4)
Total	$115.6	$120.8	$(5.2)

The decline was primarily due to the segment margin effect of the decrease in company restaurant sales, partially offset by growth in effective IHOP franchise restaurants and lower bad debt and pre-opening expenses.

•                  The Company recognized a gain on the repurchase of debt at a discount of $3.6 million and a gain on the disposition of assets of $0.2 million in the first quarter of 2010 as compared to a gain on the repurchase of debt at a discount of $26.4 million and a gain on the disposition of assets of $5.1 million in the first quarter of 2009

•                  General and administrative expenses decreased $7.0 million due primarily to one-time costs of $6.3 million incurred in February 2009 related to the establishment of a purchasing co-operative, partially offset by an increase in stock-based compensation costs of $1.8 million.

•                  Interest expense decreased $3.5 million due to lower debt balances.

Franchise Operations

	Three Months Ended March 31,		Favorable (Unfavorable)
	2010	2009	Variance	% Change
	(In millions)
Franchise Revenues
Applebee’s	$39.3	$42.5	$(3.2)	(7.6)%
IHOP	56.0	55.7	0.3	0.5%
Total franchise revenues	95.3	98.2	(2.9)	(3.0)%
Franchise Expenses
Applebee’s	0.7	3.4	2.7	79.5%
IHOP	24.2	24.9	0.7	2.7%
Total franchise expenses	24.9	28.3	3.4	12.0%
Franchise Segment Profit
Applebee’s	38.6	39.1	(0.5)	(1.2)%
IHOP	31.8	30.8	1.0	3.1%
Total franchise segment profit	$70.4	$69.9	$0.5	0.7%
Segment profit as % of revenue	73.9%	71.2%

The decrease in Applebee’s franchise revenue was primarily attributable to revenues in 2009 from temporary liquor license agreements related to certain Applebee’s company-operated restaurants franchised in the Texas market which did not recur in 2010 and a 2.6% decline in domestic same-restaurant sales, partially offset by a 1.0% increase in effective franchise restaurants.  The Company believes the decline in same-restaurant sales is primarily related to a decline in guest traffic, some of which was related to adverse weather conditions during the first quarter, along with an unfavorable shift in sales weeks in 2010 compared to 2009 and the timing of the Easter holiday in 2010. The decrease in Applebee’s franchise expenses is primarily due to costs associated with the revenue from the temporary liquor license agreements. The absence of these revenues and expenses in the first quarter of 2010 did not significantly impact profit margin.

The increase in IHOP franchise revenue was primarily attributable to growth in effective franchise and area license restaurants, partially offset by a decline in pancake and waffle dry mix sales and a slight decrease of 0.4% in same-restaurant sales for IHOP domestic franchise restaurants.

The $0.7 million decrease in IHOP franchise expenses is primarily due to lower costs of sales associated with the lower revenues from pancake and waffle dry mix sales, and lower bad debt and pre-opening expenses, partially offset by higher advertising expenses. IHOP’s franchise expenses are substantially larger than Applebee’s due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operation; however, Applebee’s national advertising fund and local advertising cooperatives constitute agency transactions and therefore are not recognized as franchise revenue and expense.

The increase in franchise segment profit is primarily due to growth in effective IHOP franchise and area license restaurants and lower bad debt and pre-opening expenses.

Company Restaurant Operations

	Three Months Ended March 31,		Favorable (Unfavorable)
	2010	2009	Variance	% Change
	(In millions)
Company restaurant sales	$224.6	$239.5	$(14.9)	(6.2)%
Company restaurant expenses	192.6	201.9	9.3	4.6%
Company restaurant segment profit	$32.0	$37.6	$(5.6)	(14.9)%
Segment profit as % of revenue	14.3%	15.7%

As of March 31, 2010, Company restaurant operations were comprised of 393 Applebee’s company-operated restaurants and 12 IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of the three months ended March 31, 2010 with the same period of 2009 was negligible.

Company restaurant sales decreased $14.9 million. Applebee’s company restaurant sales declined $15.0 million, primarily due to a decrease in domestic same-restaurant sales of 3.4%, the franchising of seven company-operated restaurants in the New Mexico market in 2009, an unfavorable shift in the sales weeks in 2010 compared to 2009 and the closure of six restaurants in 2010. The change in same-restaurant sales was driven mainly by a decline in guest traffic and lower average guest check. The Company believes that the decline in comparable guest traffic is reflective of the adverse weather conditions, the shift in the Easter holiday from the second quarter of 2009 to the first quarter of 2010 and current adverse economic conditions affecting customers and impacting the restaurant industry as a whole.  The lower average guest check is a result of unfavorable mix shift due to promotional campaigns partially offset by an increase of 1.4% in effective pricing.

Company restaurant expenses decreased $9.3 million. Applebee’s company restaurant expenses declined $9.2 million, principally due to the decrease in same-restaurant sales, the franchising of seven company-operated New Mexico restaurants in 2009 and the six restaurant closures in 2010. The operating margin for Applebee’s company restaurant operations was 14.8% for 2010 compared to 16.3% for the same period of last year, as shown below:

	Three Months Ended March 31,		Favorable (Unfavorable)
Restaurant Expenses as Percentage of Restaurant Sales (Applebee’s)	2010	2009	Variance
Food and beverage	25.8%	25.8%	0.0%
Labor	32.8%	33.2%	0.4%
Direct and occupancy	26.6%	24.8%	(1.8)%
Total Company Restaurant Expenses (a)	85.2%	83.7%	(1.5)%

(a) Percentages may not add due to rounding.

Approximately 1.4% of the decline in restaurant operating margin was attributable to the impacts of promotional campaigns, product mix shifts and incremental expense associated with the gift card program, partially offset by menu price increases. A decline of 0.7% was attributable to traffic declines resulting from the estimated impact of severe winter weather and an unfavorable shift in sales weeks in 2010 compared to 2009 and the timing of the Easter holiday in 2010.  These unfavorable changes were partially offset by favorable business impacts of 0.7% primarily related to labor savings from increased productivity, management staffing and lower incentive pay. The franchising of the seven company-operated New Mexico restaurants, which, as a group, operated at margins higher than the average of the remaining company-operated restaurants, unfavorably impacted margin by approximately 0.1%.

Rental Operations

	Three Months Ended March 31,		Favorable (Unfavorable)
	2010	2009	Variance	% Change
	(In millions)
Rental revenues	$33.9	$33.7	$0.2	0.7%
Rental expenses	24.4	24.5	0.1	0.6%
Rental operations segment profit	$9.5	$9.2	$0.3	4.0%
Segment profit as % of revenue	28.1%	27.2%

Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

Rental operations profit increased by $0.3 million for the quarter ended March 31, 2010 compared to the same period of the prior year because of an increase in rental income due to timing partially offset by a decline in capital lease interest income.

Financing Operations

	Three Months Ended March 31,		Favorable (Unfavorable)
	2010	2009	Variance	% Change
	(In millions)
Financing revenues	$4.2	$4.1	$0.1	0.9%
Financing expenses	0.5	0.0	(0.5)	n.m.
Financing operations segment profit	$3.7	$4.1	$(0.4)	(10.3)%
Segment profit as % of revenue	88.7%	99.8%

n.m. — percentage change not meaningful

All of our financing operations relate to IHOP restaurants. Franchise and equipment note interest revenue declined $0.2 million due to the ongoing reduction in note balances. In addition, there were revenues and expenses of $0.3 million and $0.5 million, respectively, in the first quarter of 2010 related to the refranchising of one restaurant. There was no refranchising activity in the first quarter of 2009.

Other Expense and Income Components

	Three Months Ended March 31,		Favorable (Unfavorable)
	2010	2009	Variance	% Change
	(In millions)
General and administrative expenses	$40.2	$47.2	$7.0	14.8%
Interest expense	44.9	48.4	3.5	7.3%
Amortization of intangible assets	3.1	3.0	(0.1)	(1.9)%
Gain on extinguishment of debt	(3.6)	(26.4)	(22.8)	(86.4)%
Gain on disposition of assets	(0.2)	(5.1)	(4.9)	(96.4)%
Other expense (income)	1.5	(0.1)	(1.6)	n.m.
Income tax provision	10.1	16.7	6.6	39.7%

n.m. — percentage change not meaningful

General and Administrative Expenses

General and administrative expenses decreased $7.0 million due primarily to one-time costs of $6.3 million incurred in February 2009 related to the establishment of a purchasing co-operative, partially offset by an increase in stock-based compensation costs of $1.8 million.

Interest Expense

Interest expense decreased by $3.5 million primarily due to the early retirement of long-term debt over the past 12 months. Average long-term obligations (long-term debt, capital lease obligations and financing obligations) declined to $2.11 billion during the quarter ended March 31, 2010 from $2.32 billion during the quarter ended March 31, 2009. Additionally, the weighted average interest rate on variable rate debt declined to approximately 2.36% for the quarter ended March 31, 2010 from approximately 3.25% for the quarter ended March 31, 2009.

Gain on Extinguishment of Debt

During the quarters ended March 31, 2010 and 2009, we recognized the following gains on the early retirement of debt:

Transaction Date	Instrument	Face Amount Retired	Cash Paid	Gain (1)
		(In millions)
March 2010	Class A-2-II-X	$48.7	$43.8	$3.6

March 2009	Class A-2-II-X	$78.4	$49.0	$26.4

(1) After write-off of the discount and deferred financing costs related to the debt retired.

The Company intends to continue to dedicate a portion of cash flow to opportunistic debt retirement. While the estimated fair value of our debt is currently less than its carrying value, there can be no assurance that any extinguishments of debt repurchased on the open market will result in gains in future periods.

Gain on Disposition of Assets

The Company recognized a gain on disposition of assets of $0.2 million for the quarter ended March 31, 2010 compared to $5.1 million in the similar period of 2009. The 2009 gain primarily related to the franchising of five Applebee’s restaurants in the New Mexico market.

Provision for Income Taxes

The effective tax rate was 33.9% for the three months ended March 31, 2010. The effective tax rate is lower than the combined federal and state net statutory rate of approximately 40% due to FICA tip and other compensation-related tax credits primarily associated with Applebee’s company-owned restaurant operations.

Impairment and Closure Charges

Impairment and closure charges were not significant in the first quarters ended March 31, 2010 and 2009, respectively. During the quarter ended March 31, 2010, the Company performed its quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets (primarily our tradename). No such indicators were noted.

Liquidity and Capital Resources

The acquisition of Applebee’s in November 2007 had a significant impact on the liquidity and capital resources of the Company. While the addition of Applebee’s increased our cash flow from operations, a significant portion of the increase was consumed by interest payments on $2.3 billion of indebtedness incurred to finance the acquisition. The amount of indebtedness also limits our ability to obtain additional financing, due to both explicit limitations in the indenture under which the indebtedness was issued and marketplace perception of our remaining debt capacity.

As described in Note 8 of the Notes to the Consolidated Financial Statements Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the Fixed Rate Notes (the “Notes”) issued as part of the Applebee’s and IHOP November 2007 securitization transactions have a legal maturity of December 2037; however, the indentures under which the Notes were issued include provisions which may require the early repayment, in whole or in part, of the Notes which, if not met, would require the Company to use all or part of the cash flow that would otherwise be available for general business purposes to fund a reserve account for the Notes or to begin to pay down the Notes (see “Debt Covenant Compliance” below). As of March 31, 2010, the conditions that would require an early repayment date for the Notes had not occurred.

Irrespective of current covenant compliance, the accelerated payment date for the Applebee’s and IHOP November 2007 securitization debt is December 2012, subject to extensions as discussed below.

In the event that we are unable to refinance the Applebee’s and IHOP November 2007 securitization debt by December 2012, we will have the ability to extend the scheduled payment date for six months if we are in compliance with applicable covenant ratios at that time. The interest rate on this debt will increase by 0.50% and result in mandatory partial amortization of principal during the extension period. Any unpaid amount of the debt will accrue interest at such increased rate.

Similarly, if we are unable to refinance the IHOP March 2007 securitization debt by March 2012, we will have the ability to extend the scheduled repayment date for up to two years with a 0.25% annual increase in the interest rate each year. However, if the IHOP November 2007 securitization debt goes into rapid amortization (described in “Debt Covenant Compliance” below), the IHOP March 2007 securitization debt will go into rapid amortization as well.

We intend to refinance all of the Applebee’s and IHOP indebtedness prior to the expiration of such extension periods. We may also seek to renegotiate the terms applicable to the repayment of principal under the relevant securitization program, raise capital or otherwise explore alternative measures to repay the securitization debt.  In the event that we are unable to refinance the Applebee’s or IHOP securitization debt upon the expiration of the relevant extension periods, a Rapid Amortization

Event (described in “Debt Covenant Compliance” below) will occur under the applicable securitization program and all excess cash flow (after all required payments have been made) will be deposited in the principal payment account for that program and used to repay principal of the applicable securitization debt.

Currently, there is no specific plan to prepay any of the securitization debt prior to December 2012.  However, we are constantly reviewing all available options to efficiently manage our debt in light of the general economic climate and market conditions.  In the event a significant portion of the securitization debt is repaid prior to December 2012, we may be liable for certain make-whole prepayment penalties with respect to the securitization debt and the applicable insurance policies. The amount of any prepayment penalty with respect to the securitization debt would be determined based upon, among other things, the date of repayment, prevailing benchmark interest rates at the time of repayment and the percentage of debt repaid. Although generally speaking the amount of the penalty will decline to zero in December 2012, the decline is not necessarily linear over time due to specific provisions under the indenture under which the debt was issued and the variability of interest rates. Detailed calculations of prepayment penalties are contained in the applicable series supplements filed as Exhibits 4.6 and 4.7 to our Form 10-Q filed on May 9, 2007 and Exhibits 4.20 and 4.22 to our Form 10-K filed on February 28, 2008. The prepayment penalty does not apply to open-market repurchases of the debt.

Debt Covenant Compliance

Our securitized debt is subject to a series of covenants and restrictions which are customary for transactions of this type. As of March 31, 2010, approximately $1.6 billion of securitized debt is subject to these covenants and restrictions.

The most significant covenants related to the securitized debt require the maintenance of a consolidated leverage ratio and certain debt service coverage ratios. The consolidated leverage ratio is defined as (a) the sum of: (i) all securitized debt (assuming all variable funding facilities are fully drawn); (ii) all other debt of the Company; and (iii) current monthly operating lease expense multiplied by 96; divided by (b) the sum of: (i) the Company’s EBITDA (as defined) for the preceding 12 months; and (ii) annualized operating lease expense. Maximum ratios for this test are 7.25x for the Applebee’s Notes and 7.0x for the IHOP Notes.

Failure to remain under these maximums could result in required early amortization of outstanding principal amounts of the Applebee’s Notes or IHOP Notes. At March 31, 2010, the Company’s consolidated leverage ratio was 5.8x. If the EBITDA component of the calculation had been $83.0 million, or 20.9%, lower, the Company would have exceeded the maximum ratio allowed for the IHOP Notes. The Company’s consolidated leverage ratio was 5.7x at December 31, 2009. The consolidated leverage ratio has never exceeded the maximum for either the Applebee’s Notes or the IHOP Notes in any period since the Notes were issued.

As noted above, the denominator of the consolidated leverage ratio includes EBITDA for the preceding 12 months. Our EBITDA has benefited from gains on debt extinguishment that will not be included in the calculation once they fall out of the rolling 12-month calculation period. To the extent gains on debt extinguishment do not continue to occur in amounts similar to those that have been recognized in the past 12 months, our consolidated leverage ratio will be adversely impacted. The consolidated leverage ratio calculated as of March 31, 2010, excluding all gains on extinguishment of debt from the rolling 12-month calculation period, would have been 6.1x.

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

There are also provisions for a one-time cure of either a Cash Trapping Event or a Rapid Amortization Event if the DSCR recovers to certain levels for three consecutive payment dates. A Rapid Amortization Event can also be triggered in other defined circumstances unrelated to the DSCR, including Applebee’s failure to maintain a minimum level of system-wide sales. At March 31,

2010, the Applebee’s three-month DSCR was 4.1x and the IHOP three-month DSCR was 3.85x. If the restaurant cash flow components of the calculation had been $42.1 million, or 54.9% lower, and $13.9 million, or 52.0% lower, for purposes of the Applebee’s and IHOP calculations, respectively, the Company would have fallen below the 1.85x minimum threshold. At December 31, 2009, the Applebee’s three-month DSCR was 2.60x and the IHOP three-month DSCR was 3.31x. The DSCR has never fallen below 1.85x for either the Applebee’s Notes or the IHOP Notes in any period since the Notes were issued.

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

Fiscal Quarter Commencing in:	Minimum Twelve- Month DSCR
January 2010	2.20	x
April 2010	2.25	x
July 2010	2.30	x
October 2010	2.35	x
January 2011	2.40	x
April 2011	2.45	x
July 2011	2.50	x
October 2011	2.55	x
January 2012	2.60	x
April 2012	2.65	x
July 2012	2.70	x
October 2012	2.75	x

The Applebee’s 12-month DSCR as of March 31, 2010 was 3.13x. If the restaurant cash flow components of the calculation had been $73.5 million, or 29.6%, lower, the Company would have fallen below the 2.20x minimum threshold.

Franchising of Applebee’s Company-Operated Restaurants

Another effect of the Applebee’s acquisition on our liquidity is the planned monetization of certain Applebee’s assets. We are continuing to pursue a strategy which transitions from our current 80% franchised Applebee’s system to an approximately 98% franchised Applebee’s system, similar to IHOP’s 99% franchised system. In order to accomplish this strategy, we plan to franchise substantially all of the company-operated Applebee’s restaurants while retaining part of the Kansas City area as a company market. This heavily franchised business model is expected to require less capital investment, improve margins and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the franchising of the restaurants. The Company considers a range of factors that could impact the likelihood of future franchise sales and possible proceeds from such sales. The Company may suspend or delay its plans to sell company-operated Applebee’s restaurants if it does not believe the sales proceeds would be satisfactory. If our strategy to transition to a 98% franchised system is delayed or sales proceeds from franchising restaurants are less than anticipated, we believe that the company-operated Applebee’s restaurants will continue to generate sufficient cash from operations to meet our obligations, such that we will not be compelled to enter into refranchising transactions at prices lower than we deem appropriate. Under the terms of the securitized debt agreements, all of the proceeds of asset dispositions must be used to retire long-term debt at par. Accordingly, franchising of additional Applebee’s company-operated restaurants will result in a reduction of long-term debt and a reduction of related interest expense. Franchising of additional Applebee’s company-operated restaurants will also result in a reduction of general and administrative expenses.

There were no company-operated Applebee’s restaurants franchised during the quarter ended March 31, 2010.

Credit Facilities

Applebee’s has a $100 million revolving credit facility, the Series 2007-1 Class A-1 Variable Funding Senior Notes. IHOP has a $25 million revolving credit facility, the Series 2007-2 Variable Funding Notes. At March 31, 2010, both revolving credit facilities had been fully drawn and the Company does not presently have additional committed sources of credit. However, we believe that our unrestricted cash and cash equivalents, which totaled $68.5 million as of March 31, 2010, and cash generated from operating activities provide adequate liquidity for the foreseeable future in the absence of additional credit facilities.

The payments up to $30.0 million of the Series 2007-1 Class A-1 Variable Funding Senior Notes and the entire issue of the Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes issued in connection with the Applebee’s securitization are insured under a financial guaranty insurance policy. If the insurance company were to become subject to insolvency or similar proceedings, an event of default would occur under the indenture pursuant to which the notes were issued, and the holders of the variable funding notes would no longer be required to fund draws on the facility. We have no reason to question the solvency of the insurance company that insures these payments, and its senior unsecured debt obligations are highly rated at the current time.

The payments of the Series 2007-2 Variable Funding Senior Notes and the Series 2007-1 Fixed Rate Notes issued in connection with the March 2007 IHOP securitization are insured under a financial guaranty insurance policy issued by FGIC. There are concerns about the solvency of FGIC and the effectiveness of the insurance policy as FGIC is presently required to suspend payment on all claims in accordance with an order issued by the New York Insurance Department on November 24, 2009. While the insolvency of FGIC will not cause an event of default under the indenture pursuant to which these notes were issued, it will cause FGIC to cease being the controlling party with respect to the March 2007 Notes and will require the IHOP Co-Issuers to obtain consent from a majority of the noteholders rather than FGIC for certain actions to be taken with respect to the securitization program if such actions require amendment that require the consent of the controlling party.

Our ability to pay the interest on our indebtedness, to make scheduled payments of principal and to fund planned capital expenditures will depend on future performance of our operations, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, we presently anticipate that our cash and cash equivalents, which totaled $68.5 million as of March 31, 2010, together with expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital, retirement of securitized debt, capital expenditures and other obligations for at least the next 12 months. Further, based on current projections, we believe that we will remain in compliance with the debt covenants discussed above for at least the next 12 months. However, if we are not able to achieve forecasted revenue targets and operating improvements, this assessment would have to be reconsidered. Additionally, certain Applebee’s Notes have accelerated payment dates in December 2012, and we will likely seek to refinance this debt if it has not been repaid prior to then. We may not be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

Cash Flows

In summary, our cash flows were as follows:

	Three Months Ended		Favorable
	March 31,		(Unfavorable)
	2010	2009	Variance
	(In millions)
Net cash provided by operating activities	$30.3	$57.7	$(27.4)
Net cash provided by investing activities	7.5	11.1	(3.6)
Net cash used in financing activities	(51.7)	(85.8)	34.1
Net decrease in cash and cash equivalents	$(13.9)	$(17.0)	$3.1

Operating Activities

Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, operating earnings from our company-operated restaurants and profit from our rental operations and financing operations. Franchise revenues consist of royalties, IHOP advertising fees and sales of proprietary products for IHOP, each of which fluctuates with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee’s restaurants by our franchisees and by fluctuations in same-restaurant sales. Operating earnings from company-operated restaurants are impacted by many factors which include but are not limited to changes in traffic patterns, pricing activities and changes in operating expenses. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

Cash provided by operating activities decreased $27.4 million, from $57.7 million during the three months ended March 31, 2009 to $30.3 million in the three months ended March 31, 2010. The primary reason for the decrease is net changes in working capital used cash of $8.5 million in 2010 while net changes in working capital provided cash of $25.4 million in 2009, an unfavorable change of $33.9 million. This was partially offset by the fact that, while 2010 net income was slightly lower than 2009, 2009 net income benefited from larger gains on debt extinguishment and asset sales that are excluded from cash from operations.

The primary reasons for the unfavorable change in working capital were accelerated collections of gift card receivables, the impact of the 53rd week in 2009 on the timing of gift card redemptions, increased incentive compensation payments and the timing of certain marketing and advertising payments. In the latter half of 2009, we accelerated collections from certain gift card vendors from a monthly to a weekly basis. As a result, the balance of gift card receivables as of December 31, 2009 (collected in the first quarter of 2010) was lower than the balance of gift card receivables as of December 31, 2008 (collected in the first quarter of 2009). Comparatively, cash from gift card sales in December 2008 was predominantly collected in January 2009, whereas a portion of cash from gift card sales in December 2009 was also collected in December 2009.

Investing Activities

Net cash provided by investing activities of $7.5 million during the three months ended March 31, 2010 was primarily attributable to $6.3 million in principal receipts from notes and equipment contracts receivable and $2.8 million in proceeds from sales of property and equipment, partially offset by $2.6 million in capital expenditures. Capital expenditures are expected to range between $18 million and $20 million in fiscal 2010.

Financing Activities

Financing activities used net cash of $51.7 million during the three months ended March 31, 2010. Cash used in financing activities primarily consisted of $50.1 million in repayments of long-term debt, $5.7 million in dividend payments on Series A Preferred Stock and capital lease obligation and financing obligation repayments of $3.8 million. Of the long-term debt repayments, $43.8 million was related to the early retirement of securitization debt with excess cash and $6.3 million was related to scheduled repayments. Cash provided by financing activities resulted from a decrease of $5.5 million in restricted cash related to the securitizations and $1.3 million in proceeds from the exercise of stock options. The Company intends to continue to dedicate a portion of cash flow to opportunistic debt retirement.

Dividends

The Company had accrued $0.3 million as dividends for the Series A Perpetual Preferred Stock as of April 4, 2010, the close of the first quarter of fiscal 2010.

The Company’s most recent quarterly dividend of $0.25 per common share was paid in December 2008. Effective December 11, 2008, the Company suspended the payment of its quarterly cash dividend to common shareholders for the foreseeable future in order to maximize the financial flexibility of the Company. Future dividend payments on the common shares may be resumed at the discretion of the Board of Directors after consideration of the Company’s earnings, financial condition, cash requirements, future prospects and other factors.

The accreted value of the Series B Convertible Preferred Stock increased by $0.6 million during the three months ended March 31, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates.

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. During the first three months of 2010, there were no significant changes in our estimates and critical accounting policies.

Recently Adopted Accounting Standards

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU, among other things, (i) changes existing guidance for determining whether an entity is a Variable Interest Entity (“VIE”); (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and (iii) requires enhanced disclosures about an entity’s involvement in a VIE. The Company adopted these amendments effective January 1, 2010, and adoption had no impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurement.” This ASU added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions of this ASU only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s balance sheets and statements of income.

ASU 2010-09 also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted.  This provision of the ASU will be effective for the Company’s reporting period ending March 31, 2011.  As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s balance sheets and statements of income.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements.”  This ASU retracts the existing requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The guidance was effective immediately upon issuance and adoption had no impact on the Company’s financial statements.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s operations or that no material effect is expected on the financial statements as a result of future adoption.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2009.

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

In cases of this type, conditional certification of the plaintiff class is granted under a lenient standard.  On January 15, 2009, the Company filed a motion seeking to have the class de-certified and the plaintiffs filed a motion for summary judgment, both of which were denied by the court.  The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri.  Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal. The Court of Appeals has agreed to hear the interlocutory appeal.  According to the current schedule, briefing will be complete mid-August 2010.  No date has been set for oral argument.

The Company believes it has strong defenses to the substantive claims asserted and intends to vigorously defend this case.  An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Item 1A.  Risk Factors.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 4 – January 31, 2010	57	$24.62	—	—
February 1 – February 28, 2010	17,935	$28.08	—	—
March 1 – April 4, 2010	—	—	—	—
Total	17,992	$28.06	—	—

(a)                      These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards.

(b)                     The Company currently has no publically announced program to repurchase shares of its common stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 3.1 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
10.1

DineEquity, Inc. Amended and Restated 2005 Stock Incentive Plan for Non-Employee Directors (Exhibit 10.1 to DineEquity, Inc.’s Report on Form 8-K filed March 5, 2010 is incorporated herein by reference).

10.2	DineEquity, Inc. Officer Incentive Plan (Exhibit 10.2 to DineEquity, Inc.’s Report on Form 8-K filed March 5, 2010 is incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DineEquity, Inc. (Registrant)

May 4, 2010	BY:	/s/ JULIA A. STEWART
(Date)		Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

May 4, 2010		/s/ JOHN F. TIERNEY
(Date)		John F. Tierney Chief Financial Officer (Principal Financial Officer)

May 4, 2010		/s/ GREGGORY KALVIN
(Date)		Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)