Form 10-Q
period 2010-06-30
DineEquity, Inc
filed 2010-07-30
CIK 49754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 23, 2010
Common Stock, $.01 par value	17,927,690

DINEEQUITY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,120	$82,314
Restricted cash	60,624	72,690
Receivables, net	75,420	104,690
Inventories	11,966	12,236
Prepaid income taxes	—	7,702
Prepaid gift cards	14,971	19,878
Prepaid expenses	16,663	13,425
Deferred income taxes	19,050	15,444
Assets held for sale	6,237	8,765
Total current assets	269,051	337,144
Non-current restricted cash	45,461	48,173
Restricted assets related to captive insurance subsidiary	3,898	4,344
Long-term receivables	250,399	259,775
Property and equipment, net	750,270	771,372
Goodwill	697,470	697,470
Other intangible assets, net	843,529	849,552
Other assets, net	125,754	133,038
Total assets	$2,985,832	$3,100,868
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$25,200	$25,200
Accounts payable	25,210	31,729
Accrued employee compensation and benefits	30,409	37,397
Gift card liability	60,943	105,465
Other accrued expenses	49,918	54,549
Accrued interest payable	3,936	3,627
Total current liabilities	195,616	257,967
Long-term debt, less current maturities	1,561,224	1,637,198
Financing obligations, less current maturities	304,980	309,415
Capital lease obligations, less current maturities	148,480	152,758
Deferred income taxes	362,416	369,127
Other liabilities	119,721	117,449
Total liabilities	2,692,437	2,843,914

Commitments and contingencies

Preferred stock, Series A, $1.00 par value, 220,000 shares authorized; 190,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	187,050	187,050
Stockholders’ equity:
Convertible preferred stock, Series B, at accreted value, 10,000,000 shares authorized; 35,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	40,821	39,623
Common stock, $0.01 par value, 40,000,000 shares authorized; June 30, 2010: 24,127,965 shares issued and 17,928,057 shares outstanding; December 31, 2009: 23,780,015 shares issued and 17,564,449 shares outstanding	241	238
Additional paid-in-capital	180,025	171,207
Retained earnings	176,451	155,397
Accumulated other comprehensive loss	(16,292)	(20,811)
Treasury stock, at cost (June 30, 2010: 6,199,908 shares; December 31, 2009: 6,215,566 shares)	(274,901)	(275,750)
Total stockholders’ equity	106,345	69,904
Total liabilities and stockholders’ equity	$2,985,832	$3,100,868

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Franchise revenues	$93,203	$90,514	$188,479	$188,724
Company restaurant sales	210,695	222,268	435,309	461,792
Rental revenues	32,187	32,544	66,119	66,253
Financing revenues	3,838	4,324	7,988	8,437
Total revenues	339,923	349,650	697,895	725,206
Costs and Expenses
Franchise expenses	25,950	23,736	50,855	52,034
Company restaurant expenses	182,048	192,181	374,607	394,037
Rental expenses	23,849	24,275	48,249	48,817
Financing expenses	2	339	471	346
General and administrative expenses	36,981	33,959	77,166	81,118
Interest expense	43,692	45,970	88,570	94,380
Impairment and closure charges	1,687	2,352	2,196	2,001
Amortization of intangible assets	3,076	3,018	6,153	6,037
Gain on extinguishment of debt	(1,055)	(12,449)	(4,640)	(38,803)
Loss (gain) on disposition of assets	364	(5)	178	(5,142)
Other expense (income), net	956	(94)	1,945	129
Total costs and expenses	317,550	313,282	645,750	634,954
Income before income taxes	22,373	36,368	52,145	90,252
Provision for income taxes	(8,332)	(11,554)	(18,433)	(28,297)
Net income	$14,041	$24,814	$33,712	$61,955
Net income	$14,041	$24,814	$33,712	$61,955
Less: Series A preferred stock dividends	(5,700)	(4,750)	(11,460)	(9,500)
Less: Accretion of Series B preferred stock	(603)	(569)	(1,198)	(1,129)
Less: Net income allocated to unvested participating restricted stock	(296)	(719)	(801)	(1,916)
Net income available to common stockholders	$7,442	$18,776	$20,253	$49,410
Net income available to common stockholders per share
Basic	$0.43	$1.11	$1.18	$2.93
Diluted	$0.42	$1.09	$1.16	$2.87
Weighted average shares outstanding
Basic	17,226	16,929	17,119	16,886
Diluted	17,560	17,845	17,476	17,625

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$33,712	$61,955
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	32,164	32,382
Non-cash interest expense	20,621	19,280
Gain on extinguishment of debt	(4,640)	(38,803)
Impairment and closure charges	2,196	2,001
Deferred income taxes	(13,299)	4,845
Non-cash stock-based compensation expense	7,300	5,277
Tax benefit from stock-based compensation	1,249	376
Excess tax benefit from stock options exercised	(1,968)	(41)
Loss (gain) on disposition of assets	178	(5,142)
Other	(276)	(3,620)
Changes in operating assets and liabilities
Receivables	27,693	35,384
Inventories	246	(1,009)
Prepaid expenses	14,263	6,070
Accounts payable	(7,196)	(13,931)
Accrued employee compensation and benefits	(7,073)	(12,617)
Gift card liability	(44,523)	(45,254)
Other accrued expenses	(10,372)	14,328
Cash flows provided by operating activities	50,275	61,481
Cash flows from investing activities
Additions to property and equipment	(6,859)	(5,899)
Proceeds from sale of property and equipment and assets held for sale	2,583	11,260
Principal receipts from notes and equipment contracts receivable	8,955	8,206
Reduction of long-term receivables	1,863	1,029
Other	1,121	896
Cash flows provided by investing activities	7,663	15,492
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	10,000
Repayment of long-term debt	(74,359)	(101,701)
Principal payments on capital lease and financing obligations	(7,946)	(7,047)
Dividends paid	(11,400)	(9,500)
Repurchase of restricted stock	(832)	(287)
Proceeds from stock options exercised	1,953	308
Excess tax benefit from stock options exercised	1,968	41
Payment of accrued debt issuance costs	—	(20,030)
Restricted cash related to securitization	14,778	17,293
Other	(294)	(123)
Cash flows used in financing activities	(76,132)	(111,046)
Net change in cash and cash equivalents	(18,194)	(34,073)
Cash and cash equivalents at beginning of period	82,314	114,443
Cash and cash equivalents at end of period	$64,120	$80,370
Supplemental disclosures
Interest paid	$76,503	$84,677
Income taxes paid	$21,097	$12,598

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

2. Basis of Presentation

The Company owns and operates two restaurant concepts: Applebee’s Neighborhood Grill and Bar®, or Applebee’s, in the bar and grill segment of the casual dining category of the restaurant industry, and International House of Pancakes®, or IHOP, in the family dining category of the restaurant industry.

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters are reported as ending on March 31, June 30, September 30 and December 31. The first and second fiscal quarters of 2010 ended April 4, 2010 and July 4, 2010, respectively; the first and second fiscal quarters of 2009 ended March 29, 2009 and June 28, 2009, respectively.

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

Subsequent events

The Company has evaluated the period after the balance sheet date through the date the consolidated financial statements were issued and determined there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements other than the item disclosed in Note 16, Subsequent Events.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurement” (ASU 2010-06”). This ASU added disclosure requirements about transfers related to assets and liabilities measured using Level 1 and 2 inputs (as defined); clarified existing fair value disclosure requirements about the appropriate level of disaggregation; and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring fair value measurements of assets and liabilities using Level 2 and 3 inputs (as defined).  The Company adopted these provisions of the ASU beginning with the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions of this ASU only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s balance sheets, statements of income or statements of cash flows.

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

New Accounting Standards

ASU 2010-06 also requires that disclosures about purchase, sale, issuance, and settlement activity related to assets and liabilities whose fair value is measured using Level 3 inputs be presented on a gross basis rather than as a net number as currently permitted.  This provision of this ASU will be effective for the Company’s reporting period ending March 31, 2011.  As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s balance sheets, statements of income or statements of cash flows.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU amends disclosure requirements with respect to the credit quality of financing receivables and the related allowance for credit losses. Entities will be required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. Disclosures to be made as of the end of a reporting period will be effective for the Company’s reporting period ending December 31, 2010; the disclosures about activity that occurs during a reporting period will be effective for the Company’s reporting period ending March 31, 2011. Since this ASU will only amend disclosure requirements, not current accounting practice, the Company does not anticipate that adoption of this ASU will have any impact on the Company’s balance sheets, statements of income or statements of cash flows.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the Company’s financial statements as a result of future adoption.

4. Assets Held for Sale

The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria, as defined in applicable U.S. GAAP. The balance of assets held for sale at December 31, 2009 of $8.8 million was primarily comprised of four parcels of land previously acquired and held for future development, four parcels of land on which Applebee’s franchised restaurants are situated, the net assets of one Applebee’s restaurant expected to be sold, property and equipment from one previously closed Applebee’s restaurant and one IHOP restaurant held for refranchising.

During the six months ended June 30, 2010, the Applebee’s restaurant and the property and equipment were sold and the IHOP restaurant was refranchised. The balance of assets held for sale at June 30, 2010 of $6.2 million was primarily comprised of four parcels of land previously acquired and held for future development and four parcels of land on which Applebee’s franchised restaurants are situated.

The following table summarizes the changes in the balance of assets held for sale during 2010:

(In millions)
Balance December 31, 2009	$8.8
Assets sold	(2.1)
Assets refranchised	(0.5)
Balance June 30, 2010	$6.2

5. Long-Term Debt

Long-term debt consists of the following components:

	June 30, 2010 (unaudited)	December 31, 2009
	(In millions)
Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.1767% (inclusive of an insurance premium of 0.75%)	$599.1	$599.1
Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.0588%	366.0	434.2
Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037, at a fixed rate of 8.4044%	91.4	104.0
Series 2007-1 Class A-1 Variable Funding Senior Notes, final maturity date December 2037, at a rate of 3.01% and 2.89% as of June 30, 2010 and December 31, 2009, respectively	100.0	100.0
Series 2007-1 Fixed Rate Notes due March 2037, at a fixed rate of 5.744% (inclusive of an insurance premium of 0.60%)	175.0	175.0
Series 2007-2 Variable Funding Notes, final maturity date March 2037, at a rate of 0.38% and 0.30% as of June 30, 2010 and December 31, 2009, respectively	25.0	25.0
Series 2007-3 Fixed Rate Term Notes due December 2037, at a fixed rate of 7.0588%	245.0	245.0
Discount on Fixed Rate Notes	(15.1)	(19.9)
Total debt	1,586.4	1,662.4
Less current maturities	(25.2)	(25.2)
Long-term debt	$1,561.2	$1,637.2

For a description of the respective instruments, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

During the six-month periods ended June 30, 2010 and 2009, the Company recognized the following gains on the early retirement of debt:

Transaction Date	Instrument	Face Amount Retired	Cash Paid	Gain (1)
		(In millions)
March 2010	Class A-2-II-X	$48.7	$43.8	$3.5
June 2010	Class A-2-II-X	19.5	18.0	1.1
	Total 2010	$68.2	$61.8	$4.6

March 2009	Class A-2-II-X	$78.4	$49.0	$26.4
May 2009	Class A-2-II-A	35.2	24.3	9.6
June 2009	Class A-2-II-X	15.6	12.1	2.8
	Total 2009	$129.2	$85.4	$38.8

(1) After write-off of the discount and deferred financing costs related to the debt retired.

Scheduled monthly payments on the Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037 totaled $12.6 million during the six months ended June 30, 2010.

Debt Covenant Compliance

The Company was in compliance with all the covenants related to its securitized indebtedness as of June 30, 2010 and has been in compliance each month since the issuance of the securitized indebtedness.

6. Financing Obligations

As of June 30, 2010, future minimum lease payments under financing obligations during the initial terms of the leases related to sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
Remainder of 2010	$15.9
2011	31.9
2012(1)	29.3
2013	32.0
2014	32.0
Thereafter	415.2
Total minimum lease payments	556.3
Less interest	(241.9)
Total financing obligations	314.4
Less current portion(2)	(9.4)
Long-term financing obligations	$305.0

(1)                Due to the varying closing date of the Company’s fiscal year, 11 monthly payments will be made in fiscal 2012.

(2)                Included in “other accrued expenses” on the consolidated balance sheet.

7. Impairment and Closure Charges

The Company assesses tangible long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The following table summarizes the components of impairment and closure charges for the three-month and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Impairment and closure charges:
Impairment	$0.0	$2.0	$0.3	$1.9
Closure	1.7	0.4	1.9	0.1
Total impairment and closure charges	$1.7	$2.4	$2.2	$2.0

For the six months ended June 30, 2010, the closure charges related primarily to two company-operated IHOP Cafe restaurants, a non-traditional restaurant test format that was evaluated but will no longer be utilized, and to the closure of a company-operated Applebee’s restaurant in China. For the six months ended June 30, 2009, the impairment charges related primarily to leasehold improvements and related assets of one IHOP restaurant closed during the period and an additional write-down to the estimated sales value, based on a current letter of intent, of one Applebee’s restaurant that had been closed in a prior period and was included in assets held for sale.

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

At June 30, 2010, the Company had a liability for unrecognized tax benefits including potential interest and penalties, net of related tax benefit, totaling $15.7 million, of which approximately $2.7 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

The total unrecognized tax benefit as of June 30, 2010 and December 31, 2009 was $10.3 million and $11.0 million, respectively, excluding interest, penalties and related income tax benefits. The decrease was due primarily to settlements with taxing authorities resulting in a decrease in unrecognized tax benefits related to prior year positions. The entire $10.3 million will be included in the Company’s effective income tax rate if recognized. The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $4.9 million related to settlements with taxing authorities and the lapse of the statute of limitations.

As of June 30, 2010, accrued interest and penalties were $12.3 million and $1.5 million, respectively, excluding any related income tax benefits. As of December 31, 2009, the accrued interest and penalties were $11.6 million and $1.6 million, respectively, excluding any related income tax benefits. The increase of $0.7 million of accrued interest is primarily related to the accrual of interest during the six months ended June 30, 2010, partially offset by the decrease of recognized tax benefits due to settlements with taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Income.

The Company has various state net operating loss carryovers representing $1.8 million of state taxes. The net operating loss carryovers will expire, if unused, during the period from 2010 through 2028. In 2009, the Company completed the certification process for High Performance Incentive Program (“HPIP”) credits associated with the Applebee’s Restaurant Support Center in Lenexa, Kansas.  As of June 30, 2010, the HPIP credits available for carry back and carry forward are approximately $3.2 million and will expire, if unused, during the period from 2016 through 2019.

As of June 30, 2010 the Company had a valuation allowance against deferred tax assets totaling $9.8 million.  Of this amount, $7.0 million is related to a change in the enacted tax law for the state of Michigan, $1.2 million is related to the Massachusetts enacted legislation requiring unitary businesses to file combined reports and $1.6 million is related to the HPIP credits associated with the Applebee’s Restaurant Support Center.

The effective tax rate was 35.3% for the six-month period ended June 30, 2010. The effective tax rate approximated the federal statutory rate of 35% as state income taxes were offset by tax credits. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

9. Segments

The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of June 30, 2010, the franchise operations segment consisted of (i) 1,608 restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 16 countries outside the United States; and (ii) 1,466 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories, Canada and Mexico. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

As of June 30, 2010, the company restaurant operations segment consisted of 393 company-operated Applebee’s restaurants and 10 company-operated IHOP restaurants, all in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

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

Information on segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Revenues from external customers
Franchise operations	$93.2	$90.5	$188.5	$188.7
Company restaurants	210.7	222.3	435.3	461.8
Rental operations	32.2	32.5	66.1	66.3
Financing operations	3.8	4.3	8.0	8.4
Total	$339.9	$349.6	$697.9	$725.2
Interest expense
Company restaurants	$0.2	$0.2	$0.4	$0.5
Rental operations	4.8	4.9	9.6	9.9
Corporate	43.7	46.0	88.6	94.4
Total	$48.7	$51.1	$98.6	$104.8
Depreciation and amortization
Franchise operations	$2.5	$2.5	$5.0	$5.0
Company restaurants	7.5	7.5	15.0	14.8
Rental operations	2.7	2.9	5.5	5.8
Corporate	3.3	3.3	6.7	6.8
Total	$16.0	$16.2	$32.2	$32.4
Income (loss) before income taxes
Franchise operations	$67.3	$66.8	$137.6	$136.7
Company restaurants	28.7	30.1	60.7	67.8
Rental operations	8.3	8.3	17.9	17.4
Financing operations	3.8	4.0	7.5	8.1
Corporate	(85.7)	(72.8)	(171.6)	(139.7)
Total	$22.4	$36.4	$52.1	$90.3

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

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Total Stock-Based Compensation:
Pre-tax compensation expense	$3.3	$2.1	$8.2	$5.3
Tax benefit	(1.3)	(0.7)	(3.3)	(1.7)
Total stock-based compensation expense, net of tax	$2.0	$1.4	$4.9	$3.6

As of June 30, 2010, $7.7 million and $8.4 million (including estimated forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of 1.50 years for restricted stock and 1.87 years for stock options.

The estimated fair values of the options granted during 2010 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	2.38%
Weighted average historical volatility	80.0%
Dividend yield	—
Expected years until exercise	5.0
Forfeitures	11.0%
Weighted average fair value of options granted	$18.64

Option balances as of June 30, 2010 and activity under the Company’s stock option plan during the six-month period then ended were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,659,100	$21.30
Granted	330,804	28.66
Exercised	(226,171)	8.64
Expired	(25,175)	45.07
Forfeited	(44,380)	24.90
Outstanding at June 30, 2010	1,694,178	23.98	7.76	$13,884,000
Vested at June 30, 2010 and Expected to Vest	1,440,810	25.13	7.57	10,950,000
Exercisable at June 30, 2010	642,464	34.30	5.93	2,210,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock and the number of in-the-money options.

A summary of restricted stock activity during the six-month period ended June 30, 2010 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	650,323	$33.09	—	—
Granted	174,705	28.67	20,000	$29.32
Released	(94,516)	48.76	(2,000)	29.32
Forfeited	(25,889)	36.59	—	—
Outstanding at June 30, 2010	704,623	29.77	18,000	29.32

11. Other Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Net income	$14.0	$24.8	$33.7	$62.0
Other comprehensive income, net of tax:
Interest rate swap	2.3	2.1	4.5	4.1
Total comprehensive income	$16.3	$26.9	$38.2	$66.1

The amount of income tax benefit allocated to the interest rate swap was $1.5 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively. The amount of income tax benefit allocated to the interest rate swap was $3.0 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively.

The loss related to an interest rate swap designated as a cash flow hedge that was terminated in 2007 and is being reclassified into earnings as interest expense over the expected life of the related debt, estimated to be approximately five years. Approximately $9.7 million, net of tax, is expected to be reclassified into earnings over the next 12 months.

The accumulated comprehensive loss of $16.3 million (net of tax) as of June 30, 2010 is comprised of $16.0 million related to a terminated interest rate swap and $0.3 million related to a temporary decline in available-for-sale securities. The accumulated comprehensive loss of $20.8 million (net of tax) as of December 31, 2009 is comprised of $20.5 million related to a terminated interest rate swap and $0.3 million related to a temporary decline in available-for-sale securities.

12. Net Income Per Share

The computation of the Company’s basic and diluted net income per share is as follows:

	Three Months Ended June 30,
	2010	2009
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net income	$14,041	$24,814
Less: Series A Preferred Stock dividends	(5,700)	(4,750)
Less: Accretion of Series B Preferred Stock	(603)	(569)
Less: Net income allocated to unvested participating restricted stock	(296)	(719)
Net income available to common stockholders— basic	7,442	18,776
Effect of unvested participating restricted stock in two-class calculation	5	36
Accretion of Series B Preferred Stock*	—	569
Net income available to common stockholders— diluted	$7,447	$19,381
Denominator:
Weighted average outstanding shares of common stock	17,226	16,929
Dilutive effect of:
Stock options	334	363
Convertible Series B Preferred Stock*	—	553
Common stock and common stock equivalents	17,560	17,845
Net income per common share:
Basic	$0.43	$1.11
Diluted	$0.42	$1.09

12. Net Income Per Share, continued

	Six Months Ended June 30,
	2010	2009
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net income	$33,712	$61,955
Less: Series A Preferred Stock dividends	(11,460)	(9,500)
Less: Accretion of Series B Preferred Stock	(1,198)	(1,129)
Less: Net income allocated to unvested participating restricted stock	(801)	(1,916)
Net income available to common stockholders— basic	20,253	49,410
Effect of unvested participating restricted stock in two-class calculation	16	77
Accretion of Series B Preferred Stock*	—	1,129
Net income available to common stockholders— diluted	$20,269	$50,616
Denominator:
Weighted average outstanding shares of common stock	17,119	16,886
Dilutive effect of:
Stock options	357	184
Convertible Series B Preferred Stock *	—	555
Common stock and common stock equivalents	17,476	17,625
Net income per common share:
Basic	$1.18	$2.93
Diluted	$1.16	$2.87

*

The effect of adding 590,000 shares from the assumed conversion of Series B Convertible Preferred stock to the denominator and the related add-back of the dividends on Series B Convertible Preferred stock to the numerator is anti-dilutive for the three months and six months ended June 30, 2010.

13. Fair Value Measurements

U.S. GAAP pertaining to fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). U.S. GAAP establishes a three-tier hierarchy that prioritizes the inputs used in measuring fair value. These tiers are: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs that are either directly or indirectly observable, including quoted prices in active markets for similar assets or liabilities; and Level 3, defined as unobservable inputs for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

Financial Assets Measured at Fair Value on a Recurring Basis

The Company believes the carrying amounts of cash, accounts receivable, accounts payable and the current portion of long-term debt approximate their fair values due to their short duration.

The following table summarizes cost and market value of our financial instruments measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

June 30, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Cash equivalents and money market funds	$1.3	$—	$—	$1.3
Auction-rate securities	$2.9	$—	$(0.3)	$2.6

13. Fair Value of Financial Instruments, continued

December 31, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Cash equivalents and money market funds	$1.7	$—	$—	$1.7
Auction-rate securities	$2.9	$—	$(0.3)	$2.6

Cash equivalents and money market funds are valued based on Level 1 inputs. Auction-rate securities are valued using Level 3 inputs. The Level 3 input used is a discounted cash flow model under the income approach using primarily assumptions as to future interest payments and a discount rate. There was no change in the valuation methodology between the periods presented. During the six-month period ending June 30, 2010 there were (i) no changes in fair value or impact on earnings resulting from Level 3 fair value measurements; (ii) no purchases and sales of financial instruments or resulting gains and losses; and (iii) no transfers into, out of or between fair value hierarchies.  The scheduled maturity of one auction-rate security valued at $0.6 million is December 2030. The remaining balance of auction-rate securities is in mutual funds invested in auction rate securities with no scheduled maturity for the funds.

Other Fair Value Disclosures

The fair values of non-current financial liabilities are shown in the following table:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Long-term debt, less current maturities	$1,561.2	$1,551.4	$1,637.2	$1,547.5
Series A Preferred Stock	$187.1	$169.6	$187.1	$168.3

At June 30, 2010 and December 31, 2009, the fair value of the non-current financial liabilities was determined based on Level 3 inputs using a risk-adjusted discounted cash flow model under the income approach.

14. Involvement with Variable Interest Entities

In December 2009 the FASB amended U.S. GAAP by replacing a quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The amendments also require ongoing reassessments of whether an entity is the primary beneficiary of a VIE and require enhanced disclosures about an entity’s involvement in a VIE. The Company adopted these amendments effective January 1, 2010.

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

In adopting the amendments, the Company also assessed whether Centralized Supply Chain Services, LLC (“CSCS”), a purchasing co-operative formed in February 2009  by the Company and owners of Applebee’s and IHOP franchise restaurants to manage procurement activities for the Applebee’s and IHOP restaurants choosing to join CSCS, was a VIE and whether the Company was the primary beneficiary. Under the terms of the membership agreements, each member restaurant belonging to CSCS has equal and identical voting rights, ownership rights and obligations. The Company does not have voting control of CSCS. Accordingly, the Company is not considered to be the primary beneficiary of the VIE and therefore does not consolidate the results of CSCS. This assessment was reaffirmed as of June 30, 2010 as there have been no changes in the significant facts and circumstances related to the Company’s involvement with CSCS.

CSCS does not purchase items on behalf of member restaurants; rather, it facilitates purchasing agreements and distribution arrangements between suppliers and member restaurants. Because of this, CSCS acquires a minimal amount of assets and incurs a minimal amount of liabilities. Each member restaurant is responsible for only the goods and services it chooses to purchase and bears no responsibility or risk of loss for goods and services purchased by other member restaurants. Based on these facts, the Company believes its maximum estimated loss related to its membership in the CSCS is insignificant.

15. Commitments and Contingencies

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

In cases of this type, conditional certification of the plaintiff class is granted under a lenient standard.  On January 15, 2009, the Company filed a motion seeking to have the class de-certified and the plaintiffs filed a motion for summary judgment, both of which were denied by the court.  The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri.  Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal. The Court of Appeals has agreed to hear the interlocutory appeal.  According to the current schedule, briefing will be complete by the end of September 2010.  No date has been set for oral argument.

The Company believes it has strong defenses to the substantive claims asserted and intends to vigorously defend this case.  An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $113.7 million as of June 30, 2010. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2010 through 2044. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of June 30, 2010.

16. Subsequent Events

On July 23, 2010, the Company announced it had entered into an asset purchase agreement for the sale of 63 company-operated Applebee’s restaurants located in Minnesota and Wisconsin. The agreement for the sale of these restaurants does not contain financing contingencies, but is subject to regulatory processes related to liquor license transfer and other customary closing conditions.  The transaction is expected to close in the fourth quarter of 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially from those expressed or implied by any forward-looking statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the U.S. Securities and Exchange Commission. These factors include, but are not limited to: the implementation of the Company’s strategic growth plan; the availability of suitable locations and terms for sites designated for development; the ability of franchise developers to fulfill their commitments to build new restaurants in the numbers and time frames covered by their development agreements; legislation and government regulation including the ability to obtain satisfactory regulatory approvals; risks associated with the Company’s indebtedness; conditions beyond the Company’s control such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting the Company’s customers or food supplies, or acts of war or terrorism; availability and cost of materials and labor; cost and availability of capital; competition; potential litigation and associated costs; continuing acceptance of the IHOP and Applebee’s brands and concepts by guests and franchisees; the Company’s overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices; and other factors discussed from time to time in the Company’s news releases, public statements and/or filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

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

The Company was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes® (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company or its predecessors have engaged in the development, operation and franchising of IHOP restaurants. In November 2007, we completed the acquisition of Applebee’s International, Inc. (“Applebee’s”), which became a wholly-owned subsidiary of the Company. Through various IHOP and Applebee’s subsidiaries, we own, operate and franchise two restaurant concepts in the casual dining and family dining categories of the food service industry: Applebee’s Neighborhood Grill and Bar® and IHOP. DineEquity, Inc. is the parent of the IHOP and Applebee’s subsidiaries. References herein to Applebee’s and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company. References herein to “system sales” include retail sales at restaurants that are owned by franchisees and area licensees and are not attributable to the Company, as well as retail sales at Company-owned restaurants. With nearly 3,500 franchised or owned-and-operated restaurants combined, we are the largest full-service restaurant company in the world.

Since the completion of the Applebee’s acquisition, we have been pursuing a strategy which contemplates transitioning from an Applebee’s system that was 74% franchised at the time of the acquisition to an approximately 98% franchised Applebee’s system, similar to IHOP’s 99% franchised system. As of June 30, 2010, we have franchised 110 company-operated restaurants in the California, Nevada, Delaware, Texas and New Mexico markets. In July 2010 we entered into an asset purchase agreement for 63 company-operated restaurants in the Minnesota market. This transaction is expected to close in the fourth quarter of fiscal 2010, after which the Applebee’s system will be approximately 84% franchised, based on the June 30, 2010 restaurant total.  A more heavily franchised business model is expected to require less capital investment and reduce the volatility of cash flow performance over time.

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

Restaurant Development Activity

The following table summarizes Applebee’s restaurant development and franchising activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
Applebee’s Restaurant Development Activity
Total restaurants, beginning of period	1,999	1,992	2,008	2,004
New openings
Company-developed	—	—	—	—
Franchise-developed	5	5	8	10
Total new openings	5	5	8	10
Closings
Company	—	—	(6)	—
Franchise	(3)	(5)	(9)	(22)
Total closings	(3)	(5)	(15)	(22)
Total restaurants, end of period	2,001	1,992	2,001	1,992
Summary-end of period
Franchise	1,608	1,591	1,608	1,591
Company	393	401	393	401
Total	2,001	1,992	2,001	1,992
Restaurant Franchising Activity
Domestic franchise-developed	2	2	2	7
International franchise-developed	3	3	6	3
Refranchised	—	—	—	5
Total restaurants franchised	5	5	8	15
Closings
Domestic franchise	(2)	(2)	(8)	(18)
International franchise	(1)	(3)	(1)	(4)
Total franchise closings	(3)	(5)	(9)	(22)
Net franchise restaurant additions (reductions)	2	—	(1)	(7)

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

In 2010, we expect franchisees to open 25 to 30 new Applebee’s franchise restaurants. We currently do not plan to open any company-operated restaurants. The actual number of openings may differ from both our expectations and development commitments due to various factors, including economic conditions, franchisee access to capital and the impact of currency fluctuations on our international franchisees. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays and difficulties in obtaining regulatory approvals.

The following table summarizes IHOP restaurant development and franchising activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
IHOP Restaurant Development Activity
Total restaurants, beginning of period	1,461	1,402	1,456	1,396
New openings
Company-developed	—	—	—	—
Franchise-developed	20	20	26	31
Area license	1	3	2	3
Total new openings	21	23	28	34
Closings
Company	(2)	—	(2)	—
Franchise	(2)	(3)	(3)	(7)
Area license	(2)	(1)	(3)	(2)
Total new closings	(6)	(4)	(8)	(9)
Total restaurants, end of period	1,476	1,421	1,476	1,421
Summary-end of period
Franchise	1,303	1,249	1,303	1,249
Company	10	11	10	11
Area license	163	161	163	161
Total	1,476	1,421	1,476	1,421
Restaurant Franchising Activity
Domestic franchise-developed	19	17	25	28
International franchise-developed	1	3	1	3
Refranchised	—	1	1	1
Total restaurants franchised	20	21	27	32
Closings
Domestic franchise	(2)	(3)	(3)	(7)
International franchise	—	—	—	—
Total franchise closings	(2)	(3)	(3)	(7)
Reacquired by the Company	—	—	—	(1)
Net franchise restaurant additions	18	18	24	24

The Company closures in 2010 related to two IHOP Cafe restaurants, a non-traditional restaurant test format that was evaluated for possible development but will not be utilized.

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

In 2010, we expect our franchisees to open a total of 60 to 70 new IHOP restaurants, including 50 to 55 domestic franchise restaurants, two to four area license restaurants in Florida and seven to 11 restaurants outside the U.S. or in non-traditional channels. The actual number of openings in any period may differ from both our expectations and the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals and various economic factors.

Restaurant Data

The following table sets forth, for the three-month and six-month periods ended June 30, 2010 and 2009, the number of effective restaurants in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP and Applebee’s systems, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
Applebee’s Restaurant Data
Effective restaurants(a)
Franchise	1,607	1,589	1,605	1,589
Company	393	401	395	403
Total	2,000	1,990	2,000	1,992
System-wide(b)
Sales percentage change(c)	(2.5)%	(4.2)%	(2.9)%	(3.3)%
Domestic same-restaurant sales percentage change(d)	(1.6)%	(4.3)%	(2.2)%	(3.6)%
Franchise(e)
Sales percentage change(c)(g)	(1.8)%	3.1%	(2.1)%	3.9%
Same-restaurant sales percentage change(d)	(1.3)%	(4.2)%	(2.0)%	(3.5)%
Average weekly domestic unit sales (in thousands)	$45.7	$46.6	$46.9	$48.0
Company
Sales percentage change(c)(g)	(5.2)%	(25.4)%	(5.8)%	(24.5)%
Same-restaurant sales percentage change(d)	(2.6)%	(4.8)%	(3.0)%	(4.0)%
Average weekly domestic unit sales (in thousands)	$40.4	$41.9	$41.5	$43.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,290	1,235	1,285	1,230
Company	12	11	12	11
Area license	164	160	164	159
Total	1,466	1,406	1,461	1,400
System-wide(b)
Sales percentage change(c)	4.1%	3.6%	3.7%	4.6%
Domestic same-restaurant sales percentage change(d)	(1.0)%	(0.6)%	(0.7)%	0.7%
Franchise(e)
Sales percentage change(c)	4.4%	3.9%	3.7%	5.1%
Same-restaurant sales percentage change(d)	(1.0)%	(0.6)%	(0.7)%	0.7%
Average weekly unit sales (in thousands)	$35.1	$35.2	$35.6	$35.8
Company(f)	n.m.	n.m.	n.m.	n.m.
Area License(h)
Sales percentage change(c)	1.0%	0.9%	3.7%	(0.3)%

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

(e)             Applebee’s franchise restaurant sales were $870.2 million and $886.4 million for the three months ended June 30, 2010 and 2009, respectively, and $1,787.4 million and $1,826.3 million for the six months ended June 30, 2010 and 2009, respectively. IHOP franchise restaurant sales were $589.2 million and $564.3 million for the three months ended June 30, 2010 and 2009, respectively, and $1,188.9 million and $1,146.3 million for the six months ended June 30, 2010 and 2009, respectively.

(f)               Sales percentage change and same-restaurant sales percentage change for IHOP company-operated restaurants are not meaningful (“n.m.”) due to the relatively small number and test-market nature of the restaurants, along with the periodic inclusion of restaurants reacquired from franchisees that are temporarily operated by the Company.

(g)            The sales percentage change for the three and six months ended June 30, 2009 for Applebee’s franchise and company-operated restaurants was impacted by the franchising of 103 company-operated restaurants during 2008 and seven company-operated restaurants in 2009.

(h)            Sales at IHOP area license restaurants were $55.0 million and $54.4 million for the three months ended June 30, 2010 and 2009, respectively, and $115.1 million and $110.9 million for the six months ended June 30, 2010 and 2009, respectively.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Current Economic Conditions

We believe high levels of unemployment and home foreclosures, financial market volatility and lower valuations for residential real estate will continue to put pressure on consumer spending. A decline or lack of growth in disposable income for discretionary spending could cause our customers to change historic purchasing behavior and choose lower-cost dining options or alternatives to dining out. These factors could have an adverse effect on our results of operations and financial condition.

Securitized Debt and Related Interest Expense

We incurred a substantial amount of indebtedness to finance the Applebee’s acquisition. As a result, our interest expense has increased significantly from that reported prior to the acquisition and is expected to remain as one of the largest components of costs and expenses in the future until such time that debt balances are repaid. We estimate our interest expense for fiscal 2010 will range from $170 million to $175 million, which includes $40 million of non-cash interest charges.

Significant Gains and Charges

There were several significant gains and charges that affect the comparisons of fiscal year 2010 results with previously reported periods, as presented in the following table:

	Three Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance
		(In millions)
Gain on extinguishment of debt	$(1.1)	$(12.4)	$(11.3)
Loss (gain) on disposition of assets	0.4	—	(0.4)
Impairment and closure charges	1.7	2.4	0.7

	Six Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance
		(In millions)
Gain on extinguishment of debt	$(4.6)	$(38.8)	$(34.2)
Loss (gain) on disposition of assets	0.2	(5.1)	(5.3)
Impairment and closure charges	2.2	2.0	0.2

Each transaction is discussed in further detail under paragraphs captioned with those descriptions elsewhere in this Item 2. We expect to continue to dedicate a portion of excess cash flow towards opportunistic early retirement of debt. While the estimated fair value of our debt is currently less than its carrying value, there can be no assurance that any extinguishments of debt repurchased on the open market will result in gains in future periods.

Financial Statement Effect of Franchising Company-Operated Restaurants

We have franchised 110 Applebee’s company-operated restaurants as of June 30, 2010. In July 2010 we entered into an asset purchase agreement for the sale of 63 company-operated restaurants in the Minnesota market. This transaction is expected to close in the fourth quarter of fiscal 2010. We plan to franchise a substantial majority of the 330 company-operated Applebee’s restaurants that will remain after the Minnesota transaction is closed when such transactions make sense for the business. We consider a range of factors that could impact the likelihood of future franchise sales and possible proceeds from such sales. We may suspend or delay our plans to sell company-operated Applebee’s restaurants if we do not believe the sales proceeds would be satisfactory. If the number of company-operated restaurants declines, the amount of company-operated restaurant revenues and expenses in future periods will decline as well, compared to amounts reported in previous periods. Franchise royalty revenues and expenses will likely increase as company-operated restaurants are franchised, although not in the same magnitude as the company-operated restaurant revenues decline as franchise royalties are based on a percentage of the franchisee’s revenues. As a result, on a net basis, segment profit will likely decline. Under the terms of our securitized debt agreements, all cash proceeds of asset dispositions must be used to retire debt on a pro-rata basis. Accordingly, franchising of additional Applebee’s company-operated restaurants will result in a reduction of long-term debt and a reduction of related interest expense. Franchising of additional Applebee’s company-operated restaurants will also result in a reduction of general and administrative expenses.

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

The company restaurant operations segment consists of company-operated Applebee’s and IHOP restaurants and, from time to time, IHOP restaurants reacquired from franchisees that are operated by us on a temporary basis. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

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

Comparison of the Three Months ended June 30, 2010 and 2009

Results of Operations

Key components of changes in our financial results for the three months ended June 30, 2010 compared to the same period of 2009 included:

•                  Revenues decreased $9.7 million, primarily due to a 2.6% decrease in Applebee’s company restaurant same-restaurant sales, the closure of six company-operated Applebee’s restaurants in the first quarter of 2010, the franchising of two company-operated Applebee’s restaurants in the New Mexico market in July 2009 and a decrease in same-restaurant sales for Applebee’s and IHOP franchise restaurants. These decreases were partially offset by higher franchise revenues resulting from an increase in effective IHOP franchise and area license restaurants.

•                  Segment profit decreased $1.1 million, comprised as follows:

	Three Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance
		(In millions)
Franchise operations	$67.3	$66.8	$0.5
Company restaurant operations	28.7	30.1	(1.4)
Rental operations	8.3	8.3	—
Financing operations	3.8	4.0	(0.2)
Total	$108.1	$109.2	$(1.1)

The decline in segment profit was primarily due to the decrease in Applebee’s company restaurant sales, partially offset by growth in effective IHOP franchise restaurants.

•                  The Company recognized a gain on the repurchase of debt at a discount of $1.1 million and a loss on the disposition of assets of $0.4 million in the second quarter of 2010 as compared to a gain on the repurchase of debt at a discount of $12.4 million in the second quarter of 2009.

•                  General and administrative expenses increased $3.0 million due primarily to higher payroll-related costs, including stock-based compensation costs, and higher legal expenses.

•                  Interest expense decreased $2.3 million due to lower debt balances.

Franchise Operations

	Three Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
		(In millions)
Franchise Revenues
Applebee’s	$37.6	$37.9	$(0.3)	(0.9)%
IHOP	55.6	52.6	3.0	5.7%
Total franchise revenues	93.2	90.5	2.7	3.0%
Franchise Expenses
Applebee’s	0.4	0.4	(0.0)	(1.8)%
IHOP	25.5	23.3	(2.2)	9.5%
Total franchise expenses	25.9	23.7	(2.2)	9.3%
Franchise Segment Profit
Applebee’s	37.2	37.5	(0.3)	(0.9)%
IHOP	30.1	29.3	0.8	2.8%
Total franchise segment profit	$67.3	$66.8	$0.5	0.7%
Segment profit as % of revenue(1)	72.2%	73.8%

(1) Percentages calculated on actual, not rounded, amounts

The decrease in Applebee’s franchise revenue was primarily attributable to a 1.3% decline in domestic same-restaurant sales, partially offset by a 1.1% increase in effective franchise restaurants.  The increase in IHOP franchise revenue was primarily attributable to a 4.2% increase in effective franchise and area license restaurants that favorably impacted advertising and royalty revenue, partially offset by a decline in pancake and waffle dry mix sales and a decline of 1.0% in same-restaurant sales for IHOP domestic franchise restaurants.

The $2.2 million increase in IHOP franchise expenses is primarily due to higher advertising expenses partially offset by lower costs of sales associated with the lower revenues from pancake and waffle dry mix sales. IHOP’s franchise expenses are substantially larger than Applebee’s due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operation; however, Applebee’s national advertising fund activity constitutes an agency transaction and therefore is not recognized as franchise revenue and expense.

The increase in franchise segment profit is primarily due to growth in effective IHOP franchise restaurants partially offset by lower same-restaurant sales at Applebee’s and IHOP franchise restaurants.

Company Restaurant Operations

	Three Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
		(In millions)
Company restaurant sales	$210.7	$222.3	$(11.6)	(5.2)%
Company restaurant expenses	182.0	192.2	10.2	5.3%
Company restaurant segment profit	$28.7	$30.1	$(1.4)	(4.8)%
Segment profit as % of revenue(1)	13.6%	13.5%

(1) Percentages calculated on actual, not rounded, amounts

As of June 30, 2010, Company restaurant operations were comprised of 393 Applebee’s company-operated restaurants and ten IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of the three months ended June 30, 2010 with the same period of 2009 was negligible.

Consolidated company restaurant sales and Applebee’s company restaurant sales both declined $11.6 million, primarily due to a decrease in domestic same-restaurant sales of 2.6%, the closure of six company-operated restaurants in the first quarter of 2010 and the franchising of two company-operated Applebee’s restaurants in New Mexico in 2009. The decline in same-restaurant sales was driven mainly by a decline in guest traffic offset by a higher average guest check. We believe the decline in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole offset slightly by a favorable shift as the result of the Easter holiday (which historically has relatively lower guest traffic) falling in the first quarter of 2010 as opposed to the second quarter of 2009.  The higher average guest check is primarily a result of an increase of approximately 1.6% in menu pricing.

Company restaurant expenses decreased $10.2 million. Applebee’s company restaurant expenses declined $10.0 million, principally due to the decrease in same-restaurant sales, the favorable business impacts summarized in the following paragraph, the six restaurant closures in 2010 and the franchising of two company-operated New Mexico restaurants in 2009. Operating margin for Applebee’s company restaurant operations was 14.1% for 2010 compared to 14.0% for the same period of last year, as shown below:

	Three Months Ended June 30,		Favorable (Unfavorable)
Restaurant Expenses as Percentage of Restaurant Sales (Applebee’s)	2010	2009	Variance
Food and beverage	25.5%	26.4%	0.9%
Labor	33.8%	33.8%	0.0%
Direct and occupancy	26.6%	25.7%	(0.9)%
Total Company Restaurant Expenses (a)	85.9%	86.0%	0.1%

(a) Percentages may not add due to rounding.

Margins across all cost categories were favorably impacted approximately 1.4% due to menu price increases, while labor and direct and occupancy margins were unfavorably affected approximately 1.3% by the impact of guest traffic declines on fixed cost components. Other margin changes in specific cost categories were as follows:

•                              Food and beverage costs as a percentage of sales decreased due to lower commodity costs, primarily poultry and oil;

•                              Labor costs as a percentage of sales decreased due to improvements in hourly labor productivity partially offset by increased manager bonus expenses; and

•                              Direct and occupancy costs as a percentage of sales increased due to higher facility costs and increased marketing programs to drive guest traffic.

Rental Operations

	Three Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
		(In millions)
Rental revenues	$32.2	$32.5	$(0.3)	(1.1)%
Rental expenses	23.9	24.2	0.3	1.8%
Rental operations segment profit	$8.3	$8.3	$—	0.8%
Segment profit as % of revenue(1)	25.9%	25.4%

(1) Percentages calculated on actual, not rounded, amounts

Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

Rental operations profit was unchanged for the quarter ended June 30, 2010 compared to the same period of the prior year because decreases in rental and interest income were offset by a decline in rental operating expenses and interest expense.

Financing Operations

	Three Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
		(In millions)
Financing revenues	$3.8	$4.3	$(0.5)	(11.2)%
Financing expenses	0.0	0.3	0.3	99.4%
Financing operations segment profit	$3.8	$4.0	$(0.2)	(3.7)%
Segment profit as % of revenue(1)	99.9%	92.2%

(1) Percentages calculated on actual, not rounded, amounts

All of our financing operations relate to IHOP restaurants. Franchise and equipment note interest revenue declined $0.3 million due to the ongoing reduction in note balances. In addition, there was no refranchising activity in the second quarter of 2010 compared to revenues and expenses of $0.3 million in the second quarter of 2009 related to refranchising activity.

Other Expense and Income Components

	Three Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
		(In millions)
General and administrative expenses	$37.0	$34.0	$(3.0)	(8.9)%
Interest expense	43.7	46.0	2.3	5.0%
Impairment and closure charges	1.7	2.4	0.7	28.3%
Amortization of intangible assets	3.1	3.0	(0.1)	(1.9)%
Gain on extinguishment of debt	(1.1)	(12.4)	(11.3)	(91.5)%
Loss (gain) on disposition of assets	0.4	(0.0)	(0.4)	n.m.
Other expense (income)	1.0	(0.1)	(1.1)	n.m.
Income tax provision	8.3	11.6	3.3	27.9%

(1) Percentages calculated on actual, not rounded, amounts

n.m. — percentage change not meaningful

General and Administrative Expenses

General and administrative expenses increased $3.0 million due primarily to higher stock-based compensation expenses, bonuses, salaries and higher legal expenses.

Interest Expense

Interest expense decreased by $2.3 million primarily due to the early retirement of long-term debt over the past 12 months. Average long-term obligations (long-term debt, capital lease obligations and financing obligations) declined to $2.07 billion during the quarter ended June 30, 2010 from $2.25 billion during the quarter ended June 30, 2009. Additionally, the weighted average interest rate on variable rate debt declined to approximately 2.4% for the quarter ended June 30, 2010 from approximately 2.7% for the quarter ended June 30, 2009.

Impairment and Closure Charges

Impairment and closure charges were $1.7 million during the three months ended June 30, 2010 compared to $2.4 million in the similar period of 2009. Impairment and closure charges for the three-month period ended June 30, 2009 were comprised of closure charges of $1.7 million that related primarily to two company-operated IHOP Cafe restaurants, a non-traditional restaurant test format that was evaluated but will no longer be utilized, and the closure of a company-operated Applebee’s restaurant in China.

Impairment and closure charges for the three months ended June 30, 2009 were comprised of impairment charges of $2.0 million and closure charges of $0.4 million. These charges related primarily to leasehold improvements and related assets of one IHOP restaurant closed during the period and an additional write-down to the estimated sales value, based on a current letter of intent, of one Applebee’s restaurant that had been closed in a prior period and was included in assets held for sale.

As of June 30, 2010, we performed our quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets (primarily our tradename).The IHOP Cafe restaurants that were closed were a limited test of a new format and the Applebee’s restaurant in China was the only one in that country and, as such, had no advantage of a larger-scale regional infrastructure. These closures were not deemed indicators of impairment to our goodwill or tradename.

Gain on Extinguishment of Debt

During the three months ended June 30, 2010 and 2009, we recognized the following gains on the early retirement of debt:

Transaction Date	Instrument	Face Amount Retired	Cash Paid	Gain (1)
			(In millions)
June 2010	Class A-2-II-X	$19.4	$18.0	$1.1

May 2009	Class A-2-II-A	$35.2	$24.3	$9.6
June 2009	Class A-2-II-X	15.6	12.1	2.8
	Total 2009	$50.8	$36.4	$12.4

(1) After write-off of the discount and deferred financing costs related to the debt retired.

We intend to continue to dedicate a portion of cash flow to opportunistic debt retirement. While the estimated fair value of our debt is currently less than its carrying value, there can be no assurance that any extinguishments of debt repurchased on the open market will result in gains in future periods.

Gain on Disposition of Assets

We recognized a loss on an insignificant disposition of assets of $0.4 million for the quarter ended June 30, 2010.

Provision for Income Taxes

The effective tax rate was 37.2% for the three months ended June 30, 2010. The effective tax rate is lower than the combined federal and state net statutory rate of approximately 40% due to FICA tip and other compensation-related tax credits primarily associated with Applebee’s company-owned restaurant operations.

Comparison of the Six Months ended June 30, 2010 and 2009

Results of Operations

Key components of changes in our financial results for the six months ended June 30, 2010 compared to the same period of 2009 included:

•                  Revenues decreased $27.3 million, primarily due to (a) a 3.0% decrease in Applebee’s company restaurant same-restaurant sales; (b) the franchising of seven company-operated Applebee’s restaurants in the New Mexico market in 2009 and closure of six company-operated restaurants; (c) an unfavorable shift in sales weeks due to the 53rd week in 2009; and (d) temporary liquor license revenue in 2009 from certain franchised Applebee’s restaurants in the Texas market that did not recur in 2010. These decreases were partially offset by higher franchise revenues resulting from a 4.3% increase in effective IHOP franchise and area license restaurants.

•                  Segment profit decreased $6.3 million, comprised as follows:

	Six Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance
		(In millions)
Franchise operations	$137.6	$136.7	$0.9
Company restaurant operations	60.7	67.8	(7.1)
Rental operations	17.9	17.4	0.5
Financing operations	7.5	8.1	(0.6)
Total	$223.7	$230.0	$(6.3)

The decline in segment profit was primarily due to the decrease in Applebee’s company restaurant sales, partially offset by growth in effective IHOP franchise restaurants.

•                  We recognized a gain on the repurchase of debt at a discount of $4.6 million and a loss on the disposition of assets of $0.2 million in the six months ended June 30, 2010 as compared to a gain on the repurchase of debt at a discount of $38.8 million and a gain on the disposition of assets of $5.1 million in the similar period of 2009.

•                  General and administrative expenses decreased $3.9 million due primarily to one-time costs of $6.3 million incurred in February 2009 related to the establishment of a purchasing co-operative, partially offset by higher expenses for stock-based compensation and employee benefits.

•                  Interest expense decreased $5.8 million due to lower debt balances.

Franchise Operations

	Six Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
		(In millions)
Franchise Revenues
Applebee’s	$76.9	$80.4	$(3.5)	(4.4)%
IHOP	111.6	108.3	3.3	3.0%
Total franchise revenues	188.5	188.7	(0.2)	(0.1)%
Franchise Expenses
Applebee’s	1.1	3.8	2.7	71.1%
IHOP	49.8	48.2	(1.6)	(3.2)%
Total franchise expenses	50.9	52.0	1.1	(2.3)%
Franchise Segment Profit
Applebee’s	75.8	76.6	(0.8)	(1.1)%
IHOP	61.8	60.1	1.7	2.9%
Total franchise segment profit	$137.6	$136.7	$0.9	0.7%
Segment profit as % of revenue(1)	73.0%	72.4%

(1) Percentages calculated on actual, not rounded, amounts

The decrease in Applebee’s franchise revenue was primarily attributable to revenues in 2009 from temporary liquor license agreements related to certain Applebee’s restaurants franchised in the Texas market which did not recur in 2010 and a 2.0% decline in domestic same-restaurant sales, partially offset by a 1.0% increase in effective franchise restaurants.  The Company believes the decline in same-restaurant sales is primarily related to a decline in guest traffic, some of which was related to adverse weather conditions during the first quarter, along with an unfavorable shift in sales weeks in 2010 compared to 2009. The decrease in Applebee’s franchise expenses is primarily due to costs associated with the temporary liquor license agreements. The absence of these revenues and expenses from the six-month period ended June 30, 2010 did not significantly impact profit margin.

The increase in IHOP franchise revenue was primarily attributable to growth in effective franchise and area license restaurants that favorably impacted advertising and royalty revenue, partially offset by a decline in pancake and waffle dry mix sales and a decrease of 0.7% in same-restaurant sales for IHOP domestic franchise restaurants.

The $1.6 million decrease in IHOP franchise expenses is primarily due to lower costs of sales associated with the lower revenues from pancake and waffle dry mix sales partially offset by higher advertising expenses. IHOP’s franchise expenses are substantially larger than Applebee’s due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operation; however, Applebee’s national advertising fund activity constitutes an agency transaction and therefore is not recognized as franchise revenue and expense.

The increase in franchise segment profit is primarily due to growth in effective IHOP franchise and area license restaurants partially offset by lower same-restaurant sales at Applebee’s and IHOP franchise restaurants.

Company Restaurant Operations

	Six Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
		(In millions)
Company restaurant sales	$435.3	$461.8	$(26.5)	(5.7)%
Company restaurant expenses	374.6	394.0	19.4	4.9%
Company restaurant segment profit	$60.7	$67.8	$(7.1)	(10.4)%
Segment profit as % of revenue(1)	13.9%	14.7%

(1) Percentages calculated on actual, not rounded, amounts

As of June 30, 2010, Company restaurant operations were comprised of 393 Applebee’s company-operated restaurants and 10 IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of the six months ended June 30, 2010 with the same period of 2009 was negligible.

Company restaurant sales decreased $26.5 million. Applebee’s company restaurant sales declined $26.6 million, primarily due to a decrease in domestic same-restaurant sales of 3.0%, the franchising of seven company-operated restaurants in the New Mexico market in 2009, the closure of six restaurants in the first quarter of 2010 and an unfavorable shift in the sales weeks in 2010 compared to 2009. The change in same-restaurant sales was driven mainly by a decline in guest traffic offset by a slight increase in average guest check. We believe the decline in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole and adverse weather conditions in the first quarter.  The increase in average guest check is a result of an increase of approximately 1.5% in menu pricing offset by an unfavorable mix shift due to promotional campaigns.

Company restaurant expenses decreased $19.4 million. Applebee’s company restaurant expenses declined $19.3 million, principally due to the decrease in same-restaurant sales, the franchising of seven company-operated New Mexico restaurants in 2009 and the six restaurant closures in 2010 partially offset by favorable business impacts summarized in the following paragraph. The operating margin for Applebee’s company restaurant operations was 14.4% for 2010 compared to 15.2% for the same period of last year, as shown below:

	Six Months Ended June 30,		Favorable (Unfavorable)
Restaurant Expenses as Percentage of Restaurant Sales (Applebee’s)	2010	2009	Variance
Food and beverage	25.7%	26.1%	0.4%
Labor	33.3%	33.5%	0.2%
Direct and occupancy	26.6%	25.3%	(1.3)%
Total Company Restaurant Expenses (a)	85.6%	84.8%	(0.8)%

(a) Percentages may not add due to rounding.

Labor and direct and occupancy margins were unfavorably affected approximately 1.1% by the impact of guest traffic declines on fixed cost components, while margins across all cost categories were favorably impacted approximately 0.2% due to the menu pricing increases, partially offset by an unfavorable mix shift due to promotional campaigns. Other margin changes in specific cost categories were as follows:

•                  Food and beverage costs as a percentage of sales decreased due to lower commodity costs, primarily poultry and oil;

•                  Labor costs as a percentage of sales decreased due to improved hourly labor productivity, lower management staffing, wage control and favorable payroll taxes; and

•                  Direct and occupancy costs as a percentage of sales increased due to increased marketing programs to drive guest traffic and higher facility costs.

Rental Operations

	Six Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
		(In millions)
Rental revenues	$66.1	$66.2	$(0.1)	(0.2)%
Rental expenses	48.2	48.8	0.6	1.2%
Rental operations segment profit	$17.9	$17.4	$0.5	2.5%
Segment profit as % of revenue	27.0%	26.3%

(1) Percentages calculated on actual, not rounded, amounts

Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

Rental operations profit increased by $0.5 million for the six months ended June 30, 2010 compared to the same period of the prior year because of decreases in depreciation and interest expense due to normal declines in undepreciated and unamortized balances.

Financing Operations

	Six Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
		(In millions)
Financing revenues	$8.0	$8.4	$(0.4)	(5.3)%
Financing expenses	0.5	0.3	(0.2)	(36.1)%
Financing operations segment profit	$7.5	$8.1	$(0.6)	(7.1)%
Segment profit as % of revenue	94.1%	95.9%

(1) Percentages calculated on actual, not rounded, amounts

All of our financing operations relate to IHOP restaurants. Franchise and equipment note interest revenue declined $0.4 million due to the ongoing reduction in note balances.

Other Expense and Income Components

	Six Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
		(In millions)
General and administrative expenses	$77.2	$81.1	$3.9	4.9%
Interest expense	88.6	94.4	5.8	6.2%
Impairment and closure charges	2.2	2.0	(0.2)	(9.7)%
Amortization of intangible assets	6.1	6.0	(0.1)	(1.9)%
Gain on extinguishment of debt	(4.6)	(38.8)	(34.2)	(88.0)%
Loss (gain) on disposition of assets	0.2	(5.1)	(5.3)	(103.5)%
Other expense (income)	1.9	0.1	(1.8)	n.m.
Income tax provision	18.4	28.3	9.9	34.9%

n.m. — percentage change not meaningful

General and Administrative Expenses

General and administrative expenses decreased $3.9 million due primarily to one-time costs of $6.3 million incurred in February 2009 related to the establishment of a purchasing co-operative, partially offset by an increase in higher expenses for stock-based compensation, bonuses and salaries.

Interest Expense

Interest expense decreased by $5.8 million primarily due to the early retirement of long-term debt over the past 12 months. Average long-term obligations (long-term debt, capital lease obligations and financing obligations) declined to $2.14 billion during the six months ended June 30, 2010 from $2.35 billion during the six months ended June 30, 2009. Additionally, the weighted average interest rate on variable rate debt declined to approximately 2.4% for the six months ended June 30, 2010 from approximately 3.0% for the six months ended June 30, 2009.

Impairment and Closure Charges

Impairment and closure charges were $2.2 million during the six months ended June 30, 2010 compared to $2.0 million in the similar period of 2009. For the six months ended June 30, 2010, we recognized net closure charges of $1.9 million and impairment charges of $0.3 million. The closure charges related primarily to two company-operated IHOP Cafe restaurants, a non-traditional restaurant test format that was evaluated but will no longer be utilized, and to closure of a company-operated Applebee’s restaurant in China. For the six months ended June 30, 2009, we recognized net impairment charges of $1.6 million and closure charges of $0.4 million. The charges related primarily to leasehold improvements and related assets of one IHOP restaurant closed during the period and an additional write-down to the estimated sales value, based on a current letter of intent, of one Applebee’s restaurant that had been closed in a prior period and was included in assets held for sale.

As of June 30, 2010, we performed our quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets (primarily our tradename). The IHOP Cafe restaurants that were closed were a limited test of a new format and the Applebee’s restaurant in China was the only one in that country and as such had no advantage of a larger-scale regional infrastructure. These closures were not deemed indicators of impairment to our goodwill or tradename.

Gain on Extinguishment of Debt

During the six months ended June 30, 2010 and 2009, we recognized the following gains on the early retirement of debt:

Transaction Date	Instrument	Face Amount Retired	Cash Paid	Gain (1)
		(In millions)
March 2010	Class A-2-II-X	$48.7	$43.8	$3.5
June 2010	Class A-2-II-X	19.5	18.0	1.1
	Total 2010	$68.2	$61.8	$4.6

March 2009	Class A-2-II-X	$78.4	$49.0	$26.4
May 2009	Class A-2-II-A	35.2	24.3	9.6
June 2009	Class A-2-II-X	15.6	12.1	2.8
	Total 2009	$129.2	$85.4	$38.8

(1) After write-off of the discount and deferred financing costs related to the debt retired.

We intend to continue to dedicate a portion of cash flow to opportunistic debt retirement. While the estimated fair value of our debt is currently less than its carrying value, there can be no assurance that any extinguishments of debt repurchased on the open market will result in gains in future periods.

Gain on Disposition of Assets

We recognized a net loss on insignificant dispositions of assets of $0.2 million for the six months ended June 30, 2010 compared to a gain of $5.1 million in the similar period of 2009. The 2009 gain primarily related to the franchising of seven Applebee’s restaurants in the New Mexico market.

Provision for Income Taxes

The effective tax rate was 35.3% for the six-month period ended June 30, 2010. The effective tax rate approximated the federal statutory rate of 35% as state income taxes were offset by tax credits. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

Liquidity and Capital Resources

The acquisition of Applebee’s in November 2007 had a significant impact on our liquidity and capital resources. While the addition of Applebee’s increased our cash flow from operations, a significant portion of the increase was consumed by interest payments on $2.3 billion of indebtedness incurred to finance the acquisition. The amount of indebtedness also limits our ability to obtain additional financing, due to both explicit limitations in the indenture under which the indebtedness was issued and marketplace perception of our remaining debt capacity.

As described in Note 8 of the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the Fixed Rate Notes (the “Notes”) issued as part of the Applebee’s and IHOP November 2007 securitization transactions have a legal maturity of December 2037; however, the indentures under which the Notes were issued include provisions which, if not met, may require the early repayment, in whole or in part, of the Notes which in turn would require the Company to use all or part of the cash flow that would otherwise be available for general business purposes to fund a reserve account for the Notes or to begin to pay down the Notes (see “Debt Covenant Compliance” below). As of June 30, 2010, the conditions that would require an early repayment of the Notes had not occurred.

Irrespective of current covenant compliance, the Applebee’s and IHOP November 2007 securitization debt has an accelerated repayment date of December 2012, subject to extensions as discussed below.

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

Currently, there is no specific plan to prepay any of the securitization debt prior to December 2012.  However, we are constantly reviewing all available options to efficiently manage our debt in light of the general economic climate and market conditions.  In the event a significant portion of the securitization debt is repaid prior to December 2012, we may be liable for certain make-whole prepayment penalties with respect to the securitization debt and the applicable insurance policies. The amount of any prepayment penalty with respect to the securitization debt would be determined based upon, among other things, the date of repayment, prevailing benchmark interest rates at the time of repayment and the percentage of debt repaid. Although generally speaking the amount of the prepayment penalty will decline to zero in December 2012, the decline is not necessarily linear over time due to specific provisions in the indenture under which the debt was issued and the variability of interest rates. Detailed calculations of prepayment penalties are contained in the applicable series supplements filed as Exhibits 4.6 and 4.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and Exhibits 4.20 and 4.22 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The prepayment penalty does not apply to open-market repurchases of the debt.

Debt Covenant Compliance

Our securitized debt is subject to a series of covenants and restrictions which are customary for transactions of this type. As of June 30, 2010, approximately $1.6 billion of securitized debt is subject to these covenants and restrictions.

The most significant covenants related to the securitized debt require the maintenance of a consolidated leverage ratio and certain debt service coverage ratios. The consolidated leverage ratio is defined as (a) the sum of (i) all securitized debt (assuming all variable funding facilities are fully drawn); (ii) all other debt of the Company; and (iii) current monthly operating lease expense multiplied by 96; divided by (b) the sum of (i) the Company’s EBITDA (as defined) for the preceding 12 months; and (ii) annualized operating lease expense. Maximum ratios for this test are 7.25x for the Applebee’s Notes and 7.0x for the IHOP Notes.

Failure to remain under these maximums could result in required early amortization of outstanding principal amounts of the Applebee’s Notes or IHOP Notes. At June 30, 2010, the Company’s consolidated leverage ratio was 5.96x. If the EBITDA component of the calculation had been lower by $71.1 million, or 18.7%, the Company would have exceeded the maximum ratio allowed for the IHOP Notes. The Company’s consolidated leverage ratio was 5.71x at December 31, 2009. The consolidated leverage ratio has never exceeded the maximum for either the Applebee’s Notes or the IHOP Notes in any period since the Notes were issued.

As noted above, the denominator of the consolidated leverage ratio includes EBITDA for the preceding 12 months. Our EBITDA has benefited from gains on debt extinguishment that will not be included in the calculation once they fall out of the rolling 12-month calculation period. To the extent gains on debt extinguishment do not continue to occur in amounts similar to those that have been recognized in the past 12 months, our consolidated leverage ratio will be adversely impacted. The consolidated leverage ratio calculated as of June 30, 2010, excluding all gains on extinguishment of debt from the rolling 12-month calculation period, would have been 6.11x.

The formulas for calculating the debt service coverage ratios (“DSCR”) for each securitization are fairly complex with numerous defined terms. In concept, DSCR is the ratio of restaurant net cash flow (as defined) divided by total debt service payments, which include, among other things, interest payments, insurance premiums and administrative expenses. The minimum DSCR for each preceding three months is 1.85x. The consequences of falling below specified minimum three-month DSCRs vary depending upon the actual ratio achieved. Three-month DSCRs below 1.85x can trigger a Cash Trapping Event, a Rapid Amortization Event, or a Default Event, as outlined in the table below. In a Cash Trapping Event, the indenture trustee for the affected securitization is required to retain a certain percentage of cash flow (after all required payments have been made) in a restricted account. No principal amounts of debt are retired in a Cash Trapping Event. In a Rapid Amortization Event all excess cash flow (after all required payments have been made) is retained and used to retire principal amounts of debt. These events are triggered as follows:

	Applebee’s Notes	IHOP Notes
Cash Trapping Event	Less than 1.85x: 25% of cash flow	Less than 1.85x: 40% of cash flow
Cash Trapping Event	Less than 1.75x: 50% of cash flow	Less than 1.65x: 80% of cash flow
Rapid Amortization Event	Less than 1.5x	Less than 1.5x
Default Event	Less than 1.2x	Less than 1.25x

There are also provisions for a one-time cure of either a Cash Trapping Event or a Rapid Amortization Event if the DSCR recovers to certain levels for three consecutive payment dates. A Rapid Amortization Event can also be triggered in other defined circumstances unrelated to the DSCR, including Applebee’s failure to maintain a minimum level of system-wide sales. At June 30, 2010, the Applebee’s three-month DSCR was 3.70x and the IHOP three-month DSCR was 3.48x. If the restaurant cash flow components of the calculation had been lower by $33.6 million, or 50.0%, and $11.3 million, or 46.9%, for purposes of the Applebee’s and IHOP calculations, respectively, the Company would have fallen below the 1.85x minimum threshold. At December 31, 2009, the Applebee’s three-month DSCR was 2.60x and the IHOP three-month DSCR was 3.31x. The DSCR has never fallen below 1.85x for either the Applebee’s Notes or the IHOP Notes in any period since the Notes were issued.

A second covenant test based on DSCR became effective under the Applebee’s Notes beginning with the fiscal quarter commencing January 2010 and ending with the fiscal quarter commencing October 2012. This test is based on the same DSCR calculation described above but covering the preceding 12-month period as opposed to the preceding three-month period. A 12-month DSCR less than the specific minimum set forth below can trigger a Partial Amortization Event.  In a Partial Amortization Event, the indenture trustee for the Applebee’s securitization is required to retain an amount equal to the lesser of (i) the sum of $5,583,000 plus the shortfall, if any, in the retained amount from a preceding period under a Partial Amortization Event and (ii) the outstanding principal amount of the Applebee’s Notes plus the shortfall, if any, from a preceding period under a Partial Amortization Event. All retained amounts are used to retire principal amounts of debt in order of seniority. The initial minimum 12-month DSCR was 2.20x for the quarter commencing January 2010 and will increase by 5 basis points each succeeding quarter, as follows:

Fiscal Quarter Commencing in:	Minimum Twelve- Month DSCR
April 2010	2.25x
July 2010	2.30x
October 2010	2.35x
January 2011	2.40x
April 2011	2.45x
July 2011	2.50x
October 2011	2.55x
January 2012	2.60x
April 2012	2.65x
July 2012	2.70x
October 2012	2.75x

The Applebee’s 12-month DSCR as of June 30, 2010 was 3.33x. If the restaurant cash flow components of the calculation had been $82.5 million, or 32.3%, lower, the Company would have fallen below the current 2.25x minimum threshold.

Franchising of Applebee’s Company-Operated Restaurants

Another effect of the Applebee’s acquisition on our liquidity is the planned monetization of certain Applebee’s assets. We are continuing to pursue a strategy which transitions from our current 80% franchised Applebee’s system to an approximately 98% franchised Applebee’s system, similar to IHOP’s 99% franchised system. In order to accomplish this strategy, we plan to franchise substantially all of the company-operated Applebee’s restaurants while retaining part of the Kansas City area as a research and development company market. This heavily franchised business model is expected to require less capital investment, improve margins and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the franchising of the restaurants. The Company considers a range of factors that could impact the likelihood of future franchise sales and possible proceeds from such sales. The Company may suspend or delay its plans to sell company-operated Applebee’s restaurants if it does not believe the sales proceeds would be satisfactory. If our strategy to transition to a 98% franchised system is delayed or sales proceeds from franchising restaurants are less than anticipated, we believe that the company-operated Applebee’s restaurants will continue to generate sufficient cash from operations to meet our obligations, such that we will not be compelled to enter into refranchising transactions at prices lower than we deem appropriate. Under the terms of the securitized debt agreements, all of the proceeds of asset dispositions must be used to retire long-term debt at par. Accordingly, franchising of additional Applebee’s company-operated restaurants will result in a reduction of long-term debt and a reduction of related interest expense. Franchising of additional Applebee’s company-operated restaurants will also result in a reduction of general and administrative expenses.

There were no company-operated Applebee’s restaurants franchised during the six months ended June 30, 2010. In July 2010, we entered into an asset purchase agreement for the sale of 63 company-operated restaurants in the Minnesota market. This transaction is expected to close in the fourth quarter of fiscal 2010.

Credit Facilities

Applebee’s has a $100 million revolving credit facility, the Series 2007-1 Class A-1 Variable Funding Senior Notes. IHOP has a $25 million revolving credit facility, the Series 2007-2 Variable Funding Notes. At June 30, 2010, both revolving credit facilities had been fully drawn and the Company does not presently have additional committed sources of credit. However, we believe that our unrestricted cash and cash equivalents, which totaled $64.1 million as of June 30, 2010, and cash generated from operating activities provide adequate liquidity for the foreseeable future in the absence of additional credit facilities.

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

The payments of the Series 2007-2 Variable Funding Senior Notes and the Series 2007-1 Fixed Rate Notes issued in connection with the March 2007 IHOP securitization are insured under a financial guaranty insurance policy issued by FGIC. There are concerns about the solvency of FGIC and the effectiveness of the insurance policy as FGIC is presently required to suspend payment on all claims in accordance with an order issued by the New York Insurance Department on November 24, 2009. While the insolvency of FGIC will not cause an event of default under the indenture pursuant to which these notes were issued, it will cause FGIC to cease being the controlling party with respect to the March 2007 Notes and will require the IHOP Co-Issuers to obtain consent from a majority of the noteholders rather than FGIC for certain actions to be taken with respect to the securitization program, if such actions require amendment that require the consent of the controlling party.

Our ability to pay the interest on our indebtedness, to make scheduled payments of principal and to fund planned capital expenditures will depend on future performance of our operations, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, we presently anticipate that our cash and cash equivalents, which totaled $64.1 million as of June 30, 2010, together with expected cash flows from operations, will be sufficient to meet our anticipated cash requirements for working capital, retirement of securitized debt, capital expenditures and other obligations for at least the next 12 months. Further, based on current projections, we believe that we will remain in compliance with the debt covenants discussed above for at least the next 12 months. However, if we are not able to achieve forecasted revenue targets and operating improvements, this assessment would have to be reconsidered. Additionally, certain Applebee’s Notes have accelerated payment dates in December 2012, and we will likely seek to refinance this debt if it has not been repaid prior to then. We may not be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

Cash Flows

In summary, our cash flows were as follows:

	Six Months Ended June 30,		Favorable (Unfavorable)
	2010	2009	Variance
	(In millions)
Net cash provided by operating activities	$50.3	$61.5	$(11.2)
Net cash provided by investing activities	7.6	15.5	(7.9)
Net cash used in financing activities	(76.1)	(111.1)	35.0
Net decrease in cash and cash equivalents	$(18.2)	$(34.1)	$15.9

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

Cash provided by operating activities decreased $11.2 million, from $61.5 million for the six months ended June 30, 2009 to $50.3 million for the six months ended June 30, 2010. The primary reason for the decrease is net changes in working capital, which used cash of $26.9 million in 2010 while net changes in working capital used cash of $17.0 million in 2009.

The primary reasons for the unfavorable change in working capital were estimated tax payments and the timing of marketing payments. In 2009, the Company had a higher amount of tax prepayments available to reduce the tax deposits required than were available in 2010.

Investing Activities

Net cash provided by investing activities of $7.6 million during the six months ended June 30, 2010 was primarily attributable to $9.0 million in principal receipts from notes and equipment contracts receivable and $2.6 million in proceeds from sales of property and equipment, partially offset by $6.9 million in capital expenditures. Capital expenditures are expected to range between $18 million and $20 million in fiscal 2010.

Financing Activities

Financing activities used net cash of $76.1 million during the six months ended June 30, 2010. Cash used in financing activities primarily consisted of $74.4 million in repayments of long-term debt, $11.4 million in dividend payments on Series A Preferred Stock and capital lease obligation and financing obligation repayments of $7.9 million. Of the long-term debt repayments, $61.8 million was related to the early retirement of securitization debt with excess cash and $12.6 million was related to scheduled repayments. Cash provided by financing activities resulted from a decrease of $14.8 million in restricted cash related to the securitizations and $2.0 million in proceeds from the exercise of stock options. The Company intends to continue to dedicate a portion of cash flow to opportunistic debt retirement.

Dividends

The Company had accrued $0.3 million as dividends for the Series A Perpetual Preferred Stock as of July 4, 2010, the close of the second quarter of fiscal 2010.

Effective December 11, 2008, the Company suspended the payment of quarterly cash dividends to common shareholders for the foreseeable future in order to maximize the financial flexibility of the Company. Future dividend payments on the common shares may be resumed at the discretion of the Board of Directors after consideration of the Company’s earnings, financial condition, cash requirements, future prospects and other factors.

The accreted value of the Series B Convertible Preferred Stock increased by $1.2 million during the six months ended June 30, 2010.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. During the first six months of 2010, there were no significant changes in our estimates and critical accounting policies.

See Note 3, “Accounting Policies,” in the Notes to Consolidated Condensed Financial Statements for a discussion of recently adopted accounting standards and newly issued accounting standards.

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

In cases of this type, conditional certification of the plaintiff class is granted under a lenient standard.  On January 15, 2009, the Company filed a motion seeking to have the class de-certified and the plaintiffs filed a motion for summary judgment, both of which were denied by the court.  The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri.  Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal. The Court of Appeals has agreed to hear the interlocutory appeal.  According to the current schedule, briefing will be complete by the end of September 2010.  No date has been set for oral argument.

The Company believes it has strong defenses to the substantive claims asserted and intends to vigorously defend this case.  An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Item 1A.  Risk Factors.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 5, 2010 – May 2, 2010	7,780	$29.32	—	—
May 3, 2010 – May 30, 2010	494	$41.13	—	—
May 31, 2010 – July 4, 2010	2,771	$28.28	—	—
Total	11,045	$29.59	—	—

(a)                      These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards. Such shares are purchased at the closing price of the Company’s common stock on the vesting date.

(b)                     The Company currently has no publicly announced program to repurchase shares of its common stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

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

DineEquity, Inc. (Registrant)

July 29, 2010	BY:	/s/ JULIA A. STEWART
(Date)		Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

July 29, 2010		/s/ JOHN F. TIERNEY
(Date)		John F. Tierney Chief Financial Officer (Principal Financial Officer)

July 29, 2010		/s/ GREGGORY KALVIN
(Date)		Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)