Form 10-Q
period 2010-09-30
DineEquity, Inc
filed 2010-11-03
CIK 49754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2010
Common Stock, $.01 par value	18,022,990

DINEEQUITY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,230	$82,314
Restricted cash	50,790	72,690
Receivables, net	72,080	104,690
Inventories	11,977	12,236
Prepaid income taxes	306	7,702
Prepaid gift cards	14,609	19,878
Prepaid expenses	16,024	13,425
Deferred income taxes	19,091	15,444
Assets held for sale	35,613	8,765
Total current assets	325,720	337,144
Non-current restricted cash	44,696	48,173
Restricted assets related to captive insurance subsidiary	3,779	4,344
Long-term receivables	246,650	259,775
Property and equipment, net	711,991	771,372
Goodwill	697,470	697,470
Other intangible assets, net	840,685	849,552
Other assets, net	123,538	133,038
Total assets	$2,994,529	$3,100,868
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$25,200	$25,200
Accounts payable	28,408	31,729
Accrued employee compensation and benefits	34,022	37,397
Gift card liability	55,723	105,465
Other accrued expenses	50,000	58,176
Total current liabilities	193,353	257,967
Long-term debt, less current maturities	1,557,053	1,637,198
Financing obligations, less current maturities	302,980	309,415
Capital lease obligations, less current maturities	146,253	152,758
Deferred income taxes	366,287	369,127
Other liabilities	119,794	117,449
Total liabilities	2,685,720	2,843,914

Commitments and contingencies

Preferred stock, Series A, $1.00 par value, 220,000 shares authorized; 190,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	187,050	187,050
Stockholders’ equity:
Convertible preferred stock, Series B, at accreted value, 10,000,000 shares authorized; 35,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	41,433	39,623
Common stock, $0.01 par value, 40,000,000 shares authorized; September 30, 2010: 24,175,599 shares issued and 17,975,691 shares outstanding; December 31, 2009: 23,780,015 shares issued and 17,564,449 shares outstanding	242	238
Additional paid-in-capital	184,369	171,207
Retained earnings	184,531	155,397
Accumulated other comprehensive loss	(13,915)	(20,811)
Treasury stock, at cost (September 30, 2010: 6,199,908 shares; December 31, 2009: 6,215,566 shares)	(274,901)	(275,750)
Total stockholders’ equity	121,759	69,904
Total liabilities and stockholders’ equity	$2,994,529	$3,100,868

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment Revenues:
Franchise revenues	$92,083	$90,198	$280,562	$278,922
Company restaurant sales	206,907	206,357	642,216	668,149
Rental revenues	32,210	32,929	98,329	99,182
Financing revenues	4,200	4,067	12,188	12,504
Total segment revenues	335,400	333,551	1,033,295	1,058,757
Segment Expenses:
Franchise expenses	25,513	25,377	76,368	77,411
Company restaurant expenses	177,230	179,306	551,837	573,343
Rental expenses	23,916	24,264	72,165	73,081
Financing expenses	763	14	1,234	360
Total segment expenses	227,422	228,961	701,604	724,195
	107,978	104,590	331,691	334,562
General and administrative expenses	39,365	35,897	116,531	117,015
Interest expense	42,864	45,231	131,434	139,611
Impairment and closure charges	889	4,471	3,085	6,472
Amortization of intangible assets	3,077	3,019	9,230	9,056
Gain on extinguishment of debt	—	—	(4,640)	(38,803)
Loss (gain) on disposition of assets	745	(2,111)	923	(7,253)
Other expense, net	838	888	2,783	1,017
Income before income taxes	20,200	17,195	72,345	107,447
Provision for income taxes	(5,869)	(3,690)	(24,302)	(31,987)
Net income	$14,331	$13,505	$48,043	$75,460

Net income available to common stockholders
Net income	$14,331	$13,505	$48,043	$75,460
Less: Series A preferred stock dividends	(5,640)	(4,750)	(17,100)	(14,250)
Less: Accretion of Series B preferred stock	(612)	(577)	(1,810)	(1,706)
Less: Net income allocated to unvested participating restricted stock	(307)	(301)	(1,113)	(2,211)
Net income available to common stockholders	$7,772	$7,877	$28,020	$57,293
Net income available to common stockholders per share
Basic	$0.45	$0.46	$1.63	$3.39
Diluted	$0.44	$0.46	$1.60	$3.34
Weighted average shares outstanding
Basic	17,227	16,942	17,168	16,904
Diluted	17,568	16,942	17,519	17,717

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$48,043	$75,460
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	47,594	48,406
Non-cash interest expense	31,203	29,338
Gain on extinguishment of debt	(4,640)	(38,803)
Impairment and closure charges	3,085	6,472
Deferred income taxes	(10,976)	5,723
Non-cash stock-based compensation expense	11,150	7,367
Tax benefit from stock-based compensation	1,407	472
Excess tax benefit from stock options exercised	(2,211)	(48)
Loss (gain) on disposition of assets	923	(7,253)
Other	(1,847)	(5,628)
Changes in operating assets and liabilities
Receivables	30,930	39,704
Inventories	226	(1,323)
Prepaid expenses	9,411	5,950
Accounts payable	(4,699)	(9,194)
Accrued employee compensation and benefits	(3,460)	(14,863)
Gift card liability	(49,742)	(50,753)
Other accrued expenses	(8,893)	11,901
Cash flows provided by operating activities	97,504	102,928
Cash flows from investing activities
Additions to property and equipment	(11,421)	(9,513)
Proceeds from sale of property and equipment and assets held for sale	1,975	16,132
Principal receipts from notes and equipment contracts receivable	11,990	11,419
Reduction of long-term receivables	2,949	1,937
Other	1,842	922
Cash flows provided by investing activities	7,335	20,897
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	10,000
Repayment of long-term debt	(80,658)	(108,463)
Principal payments on capital lease and financing obligations	(12,191)	(10,722)
Dividends paid	(17,100)	(14,250)
Repurchase of restricted stock	(1,029)	(426)
Proceeds from stock options exercised	2,487	324
Excess tax benefit from stock options exercised	2,211	48
Payment of debt issuance costs	(1,008)	(20,257)
Restricted cash related to securitization	25,377	10,676
Other	(12)	(123)
Cash flows used in financing activities	(81,923)	(133,193)
Net change in cash and cash equivalents	22,916	(9,368)
Cash and cash equivalents at beginning of period	82,314	114,443
Cash and cash equivalents at end of period	$105,230	$105,075
Supplemental disclosures
Interest paid	$113,755	$124,493
Income taxes paid	$29,350	$15,716

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

2. Basis of Presentation

The Company owns and operates two restaurant concepts: Applebee’s Neighborhood Grill and Bar®, or Applebee’s, in the bar and grill segment of the casual dining category of the restaurant industry, and International House of Pancakes®, or IHOP®, in the family dining category of the restaurant industry.

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters are reported as ending on March 31, June 30, September 30 and December 31. The first three fiscal quarters of 2010 ended April 4, 2010, July 4, 2010 and October 3, 2010, respectively; the first three fiscal quarters of 2009 ended March 29, 2009, June 28, 2009 and September 27, 2009, respectively.

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

Subsequent events

The Company has evaluated the period after the balance sheet date through the date the consolidated financial statements were issued and determined there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements other than the items described in Note 17, Subsequent Events.

3. Accounting Policies

Recently Adopted Accounting Standards

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU, among other things, (i) changes existing guidance for determining whether an entity is a Variable Interest Entity (“VIE”); (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and (iii) requires enhanced disclosures about an entity’s involvement in a VIE. The Company adopted these amendments effective January 1, 2010, and adoption had no impact on the Company’s consolidated financial statements.

3. Accounting Policies, continued

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurement” (“ASU 2010-06”). This ASU added disclosure requirements about transfers related to assets and liabilities measured using Level 1 and 2 inputs (as defined); clarified existing fair value disclosure requirements about the appropriate level of disaggregation; and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring fair value measurements of assets and liabilities using Level 2 and 3 inputs (as defined).  The Company adopted these provisions of the ASU beginning with the consolidated financial statements for the period ended March 31, 2010.  The adoption of these provisions of this ASU only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s balance sheets, statements of income or statements of cash flows.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements.”  This ASU retracts the existing requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The guidance was effective immediately upon issuance and adoption had no impact on the Company’s consolidated financial statements.

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

4. Assets Held for Sale

The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria, as defined in applicable U.S. GAAP. The balance of assets held for sale at December 31, 2009 of $8.8 million was primarily comprised of four parcels of land previously intended for future restaurant development, four parcels of land on which Applebee’s franchised restaurants are situated, the net assets of one Applebee’s restaurant expected to be sold, property and equipment from one previously closed Applebee’s restaurant and one IHOP restaurant held for refranchising.

The following table summarizes the changes in the balance of assets held for sale during 2010:

(In millions)
Balance December 31, 2009	$8.8
Assets transferred to held for sale	29.4
Assets sold	(2.1)
Assets refranchised	(0.5)
Balance September 30, 2010	$35.6

During the nine months ended September 30, 2010, the Company entered into an asset purchase agreement for the sale of 63 company-operated Applebee’s restaurants located in Minnesota and Wisconsin. The transaction is expected to close in the fourth quarter of 2010 (see Note 17, Subsequent Events). Accordingly, $22.6 million, representing the net book value of the assets related to these restaurants, was transferred to assets held for sale. Additionally, $4.7 million was transferred to assets held for sale related to parcels of land on which three of the 63 restaurants being sold are situated. These parcels were not part of the asset purchase agreement but are being actively marketed. An impairment of $0.7 million was recognized on these transferred assets.

4. Assets Held For Sale, continued

The Company also placed a single restaurant and the land on which it is situated up for sale. In accordance with criteria under U.S. GAAP, the Company transferred $2.1 million, representing the fair value of the assets related to this restaurant as determined by the sales price, to assets held for sale and an impairment of $0.5 million was recognized.

Assets sold of $2.1 million comprised the Applebee’s restaurant and property and equipment held for sale at December 31, 2009, and the IHOP restaurant held for sale at December 31, 2009 was refranchised. The balance of assets held for sale at September 30, 2010 of $35.6 million was primarily comprised of assets of the 63 restaurants in Minnesota and Wisconsin, land and building of one Applebee’s restaurant, seven parcels of land on which Applebee’s franchised restaurants are situated and four parcels of land previously intended for future restaurant development.

5. Long-Term Debt

Long-term debt consists of the following components:

	September 30, 2010 (unaudited)	December 31, 2009
	(In millions)
Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.1767% (inclusive of an insurance premium of 0.75%)	$599.1	$599.1
Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.0588%	366.0	434.2
Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037, at a fixed rate of 8.4044%	85.1	104.0
Series 2007-1 Class A-1 Variable Funding Senior Notes, final maturity date December 2037, at a rate of 2.92% and 2.89% as of September 30, 2010 and December 31, 2009, respectively	100.0	100.0
Series 2007-1 Fixed Rate Notes due March 2037, at a fixed rate of 5.744% (inclusive of an insurance premium of 0.60%)	175.0	175.0
Series 2007-2 Variable Funding Notes, final maturity date March 2037, at a rate of 0.39% and 0.30% as of September 30, 2010 and December 31, 2009, respectively	25.0	25.0
Series 2007-3 Fixed Rate Term Notes due December 2037, at a fixed rate of 7.0588%	245.0	245.0
Discount on Fixed Rate Notes	(12.9)	(19.9)
Total debt	1,582.3	1,662.4
Less current maturities	(25.2)	(25.2)
Long-term debt	$1,557.1	$1,637.2

For a description of the respective instruments, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

During the nine-month periods ended September 30, 2010 and 2009, the Company recognized the following gains on the early retirement of debt:

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

5. Long-Term Debt, continued

Scheduled monthly payments on the Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037 totaled $18.9 million during the nine months ended September 30, 2010.

Debt Covenant Compliance

The Company was in compliance with all the covenants related to its securitized indebtedness as of September 30, 2010 and has been in compliance each month since the issuance of the securitized indebtedness.

Subsequent Event

On October 19, 2010, the Company completed a refinancing of all long-term debt that was outstanding at September 30, 2010. See Note 17, Subsequent Events.

6. Financing Obligations

As of September 30, 2010, future minimum lease payments under financing obligations during the initial terms of the leases related to sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
Remainder of 2010	$8.0
2011	31.9
2012(1)	29.3
2013	32.0
2014	32.0
Thereafter	415.2
Total minimum lease payments	548.4
Less interest	(236.3)
Total financing obligations	312.1
Less current portion(2)	(9.1)
Long-term financing obligations	$303.0

(1)               Due to the varying closing dates of the Company’s fiscal year, 11 monthly payments will be made in fiscal 2012.

(2)               Included in “other accrued expenses” on the consolidated balance sheet.

7. Other Accrued Expenses

As of September 30, 2010, other accrued expenses included $9.1 million of the current portion of financing obligations, $8.6 million of the current portion of capital lease obligations and $3.7 million of accrued interest. As of December 31, 2009, other accrued expenses included $9.1 million of the current portion of financing obligations, $8.0 million of the current portion of capital lease obligations and $3.6 million of accrued interest.

8. Impairment and Closure Charges

The Company assesses tangible long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The following table summarizes the components of impairment and closure charges for the three-month and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Impairment and closure charges:
Impairment	$1.3	$3.9	$1.6	$5.9
Closure	(0.4)	0.6	1.5	0.6
Total impairment and closure charges	$0.9	$4.5	$3.1	$6.5

8. Impairment and Closure Charges, continued

For the three months ended September 30, 2010 impairment charges totaled $1.3 million and related primarily to assets reclassified as held for sale during the period (see Note 4, Assets Held for Sale). Closure costs were a credit of $0.4 million due to an adjustment for the estimated lease cost of one closed Applebee’s restaurant. For the nine months ended September 30, 2010, the impairment and closure charges comprised the items recorded in the three-month period ended September 30, 2010 in addition to closure charges related primarily to two company-operated IHOP Cafe restaurants (a non-traditional restaurant test format that was evaluated but will no longer be utilized) and to the closure of a company-operated Applebee’s restaurant in China.

For the three months ended September 30, 2009, impairment charges totaled $3.9 million and related primarily to four parcels of real estate and one Applebee’s restaurant. The Company had fee ownership of the properties on which four Applebee’s company-operated restaurants were located. These restaurants were franchised in the fourth quarter of 2008 but the Company retained ownership of the land and continued to lease the property to the franchisee. The Company’s strategy does not contemplate retaining such properties as a lessor on a long-term basis. During the third quarter of 2009, the Company determined the properties met the requirements under U.S. GAAP to be reclassified as assets held for sale. The properties were written down to the estimated fair value that will be received upon sale, and an impairment of $2.8 million was recognized. As part of the Company’s quarterly assessment of the recoverability of long-lived assets, an impairment of $1.1 million was recognized related to one Applebee’s company-operated restaurant whose carrying value was not considered recoverable from undiscounted future cash flows.  The closure costs of $0.6 million related to changes in sublease revenue assumptions for a single Applebee’s restaurant that had been closed prior to 2009.

For the nine months ended September 30, 2009, the impairment and closure charges comprised the items recorded in the three-month period ended September 30, 2009 in addition to charges related to leasehold improvements and related assets of one IHOP restaurant closed during the period and an additional write-down to the estimated sales value, based on a current letter of intent, of one Applebee’s restaurant that had been closed in a prior period and was included in assets held for sale.

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

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Total Stock-Based Compensation:
Pre-tax compensation expense	$4.7	$2.1	$12.9	$7.4
Tax benefit	(1.9)	(0.7)	(5.1)	(2.3)
Total stock-based compensation expense, net of tax	$2.8	$1.4	$7.8	$5.1

As of September 30, 2010, $6.3 million and $7.1 million (including estimated forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of 1.29 years for restricted stock and 1.59 years for stock options.

9. Stock-Based Compensation, continued

The estimated fair values of the options granted during 2010 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	2.31%
Weighted average historical volatility	80.1%
Dividend yield	—
Expected years until exercise	4.89
Forfeitures	11.0%
Weighted average fair value of options granted	$18.61

Option balances as of September 30, 2010 and activity under the Company’s stock option plan during the nine-month period then ended were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,659,100	$21.30
Granted	370,804	28.88
Exercised	(261,178)	9.52
Expired	(22,717)	44.67
Forfeited	(34,314)	27.90
Outstanding at September 30, 2010	1,711,695	24.30	7.30	$36,030,000
Vested at September 30, 2010 and Expected to Vest	1,467,057	25.44	7.08	29,289,000
Exercisable at September 30, 2010	667,487	34.35	5.13	7,690,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock and the number of in-the-money options.

A summary of restricted stock activity during the nine-month period ended September 30, 2010 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	650,323	$33.09	—	—
Granted	191,605	28.85	20,000	$29.32
Released	(109,118)	48.89	(2,000)	29.32
Forfeited	(24,179)	35.07	—	—
Outstanding at September 30, 2010	708,631	$29.46	18,000	29.32

10. Income Taxes

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

At September 30, 2010, the Company had a liability for unrecognized tax benefits including potential interest and penalties, net of related tax benefit, totaling $14.4 million, of which approximately $2.8 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

10. Income Taxes, continued

The total unrecognized tax benefit as of September 30, 2010 and December 31, 2009 was $10.3 million and $11.0 million, respectively, excluding interest, penalties and related income tax benefits. The decrease was due primarily to settlements with taxing authorities resulting in a decrease in unrecognized tax benefits related to prior year positions. The entire $10.3 million will be included in the Company’s effective income tax rate if recognized. The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $5.0 million related to settlements with taxing authorities and the lapse of statutes of limitations.

As of September 30, 2010, accrued interest and penalties were $10.2 million and $1.5 million, respectively, excluding any related income tax benefits. As of December 31, 2009, the accrued interest and penalties were $11.6 million and $1.6 million, respectively, excluding any related income tax benefits. The decrease of $1.4 million of accrued interest is primarily related to the release of reserves as a result of the expiration of statutes of limitations, partially offset by the accrual of interest during the nine months ended September 30, 2010. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Income.

The Company has various state net operating loss carryovers representing $1.7 million of state taxes. The net operating loss carryovers will expire, if unused, during the period from 2010 through 2028. In 2009, the Company completed the certification process for High Performance Incentive Program (“HPIP”) credits associated with the Applebee’s Restaurant Support Center in Lenexa, Kansas.  As of September 30, 2010, the HPIP credits available for carry back and carry forward are approximately $3.2 million and will expire, if unused, during the period from 2016 through 2019.

As of September 30, 2010 the Company had a valuation allowance against deferred tax assets totaling $9.8 million.  Of this amount, $7.0 million is related to a change in the enacted tax law for the state of Michigan, $1.2 million is related to the Massachusetts enacted legislation requiring unitary businesses to file combined reports and $1.6 million is related to the HPIP credits associated with the Applebee’s Restaurant Support Center.

The effective tax rate was 33.6% for the nine-month period ended September 30, 2010. The effective tax rate was lower than the federal statutory rate of 35% primarily due to tax credits and the release of tax contingency reserves as a result of the expiration of statutes of limitations.  The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

11. Segments

The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of September 30, 2010, the franchise operations segment consisted of (i) 1,607 restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 16 countries outside the United States; and (ii) 1,473 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories, Canada and Mexico. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

As of September 30, 2010, the company restaurant operations segment consisted of 392 company-operated Applebee’s restaurants and ten company-operated IHOP restaurants, all in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

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

11. Segments, continued

Information on segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Revenues from external customers
Franchise operations	$92.1	$90.2	$280.6	$278.9
Company restaurants	206.9	206.4	642.2	668.2
Rental operations	32.2	32.9	98.3	99.2
Financing operations	4.2	4.1	12.2	12.5
Total	$335.4	$333.6	$1,033.3	$1,058.8
Interest expense
Company restaurants	$0.2	$0.2	$0.6	$0.7
Rental operations	4.6	4.9	14.3	14.8
Corporate	42.9	45.2	131.4	139.6
Total	$47.7	$50.3	$146.3	$155.1
Depreciation and amortization
Franchise operations	$2.5	$2.4	$7.5	$7.4
Company restaurants	7.2	7.2	22.1	22.1
Rental operations	2.7	2.9	8.3	8.7
Corporate	3.0	3.5	9.7	10.2
Total	$15.4	$16.0	$47.6	$48.4
Income (loss) before income taxes
Franchise operations	$66.6	$64.8	$204.2	$201.5
Company restaurants	29.7	27.1	90.4	94.8
Rental operations	8.3	8.7	26.1	26.1
Financing operations	3.4	4.0	11.0	12.2
Corporate	(87.8)	(87.4)	(259.4)	(227.2)
Total	$20.2	$17.2	$72.3	$107.4

12. Other Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Net income	$14.3	$13.5	$48.0	$75.5
Other comprehensive income, net of tax:
Interest rate swap	2.4	2.2	6.9	6.3
Temporary decline in available-for-sale securities	—	0.1	—	0.1
Total comprehensive income	$16.7	$15.8	$54.9	$81.9

The amount of income tax benefit allocated to the interest rate swap was $1.5 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively. The amount of income tax benefit allocated to the interest rate swap was $4.5 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively. The loss related to an interest rate swap designated as a cash flow hedge that was terminated in 2007 and is being reclassified into earnings as interest expense over the expected life of the related debt, estimated to be approximately five years. See Note 17, Subsequent Events

The accumulated comprehensive loss of $13.9 million (net of tax) as of September 30, 2010 is comprised of $13.6 million related to a terminated interest rate swap and $0.3 million related to a temporary decline in available-for-sale securities. The accumulated comprehensive loss of $20.8 million (net of tax) as of December 31, 2009 is comprised of $20.5 million related to a terminated interest rate swap and $0.3 million related to a temporary decline in available-for-sale securities.

13. Net Income Per Share

The computation of the Company’s basic and diluted net income per share is as follows:

	Three Months Ended September 30,
	2010	2009
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net income	$14,331	$13,505
Less: Series A Preferred Stock dividends	(5,640)	(4,750)
Less: Accretion of Series B Preferred Stock	(612)	(577)
Less: Net income allocated to unvested participating restricted stock	(307)	(301)
Net income available to common stockholders— basic	7,772	7,877
Effect of unvested participating restricted stock in two-class calculation	6	—
Accretion of Series B Preferred Stock*	—	—
Net income available to common stockholders— diluted	$7,778	$7,877
Denominator:
Weighted average outstanding shares of common stock	17,227	16,942
Dilutive effect of:
Stock options	341	—
Convertible Series B Preferred Stock*	—	—
Common stock and common stock equivalents	17,568	16,942
Net income per common share:
Basic	$0.45	$0.46
Diluted	$0.44	$0.46

	Nine Months Ended September 30,
	2010	2009
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net income	$48,043	$75,460
Less: Series A Preferred Stock dividends	(17,100)	(14,250)
Less: Accretion of Series B Preferred Stock	(1,810)	(1,706)
Less: Net income allocated to unvested participating restricted stock	(1,113)	(2,211)
Net income available to common stockholders— basic	28,020	57,293
Effect of unvested participating restricted stock in two-class calculation	21	99
Accretion of Series B Preferred Stock*	—	1,706
Net income available to common stockholders— diluted	$28,041	$59,098
Denominator:
Weighted average outstanding shares of common stock	17,168	16,904
Dilutive effect of:
Stock options	351	249
Convertible Series B Preferred Stock *	—	564
Common stock and common stock equivalents	17,519	17,717
Net income per common share:
Basic	$1.63	$3.39
Diluted	$1.60	$3.34

*       The effect of adding 598,700, 598,700 and 564,000 shares from the assumed conversion of Series B Convertible Preferred Stock to the denominator and the related dividends on Series B Convertible Preferred Stock to the numerator is anti-dilutive for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010.

14. Fair Value Measurements

U.S. GAAP pertaining to fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). U.S. GAAP establishes a three-tier hierarchy that prioritizes the inputs used in measuring fair value. These tiers are: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs that are either directly or indirectly observable, including quoted prices in active markets for similar assets or liabilities; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial Assets Measured at Fair Value on a Recurring Basis

The Company believes the carrying amounts of cash, accounts receivable, accounts payable and the current portion of long-term debt approximate their fair values due to their short duration.

The following table summarizes cost and market value of our financial instruments measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

September 30, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Cash equivalents and money market funds	$1.2	$—	$—	$1.2
Auction-rate securities	$2.9	$—	$(0.3)	$2.6

December 31, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Cash equivalents and money market funds	$1.7	$—	$—	$1.7
Auction-rate securities	$2.9	$—	$(0.3)	$2.6

Cash equivalents and money market funds are valued based on Level 1 inputs. Auction-rate securities are valued using Level 3 inputs. The Level 3 input used is a discounted cash flow model under the income approach using primarily assumptions as to future interest payments and a discount rate. There was no change in the valuation methodology between the periods presented. During the nine-month period ending September 30, 2010 there were (i) no changes in fair value or impact on earnings resulting from Level 3 fair value measurements; (ii) no purchases and sales of financial instruments or resulting gains and losses; and (iii) no transfers into, out of or between fair value hierarchies.  The scheduled maturity of one auction-rate security valued at $0.6 million is December 2030. The remaining balance of auction-rate securities is in mutual funds invested in auction rate securities with no scheduled maturity for the funds.

Other Fair Value Disclosures

The fair values of non-current financial liabilities are shown in the following table:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, less current maturities	$1,557.1	$1,615.8	$1,637.2	$1,547.5
Series A Preferred Stock	$187.1	$194.6	$187.1	$168.3

14. Fair Value Measurements, continued

At September 30, 2010, the fair value of the non-current financial liabilities was based on Level 3 inputs as determined by the retirement or redemption price paid in October 2010 (see Note 17, Subsequent Events). At December 31, 2009, the fair value of the non-current financial liabilities was determined based on Level 3 inputs using a risk-adjusted discounted cash flow model under the income approach.

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

In adopting the amendments, the Company also assessed whether Centralized Supply Chain Services, LLC (“CSCS”), a purchasing co-operative formed in February 2009  by the Company and owners of Applebee’s and IHOP franchise restaurants to manage procurement activities for the Applebee’s and IHOP restaurants choosing to join CSCS, was a VIE and whether the Company was the primary beneficiary. Under the terms of the membership agreements, each member restaurant belonging to CSCS has equal and identical voting rights, ownership rights and obligations. The Company does not have voting control of CSCS. Accordingly, the Company is not considered to be the primary beneficiary of the VIE and therefore does not consolidate the results of CSCS. This assessment was reaffirmed as of September 30, 2010 as there have been no changes in the significant facts and circumstances related to the Company’s involvement with CSCS.

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

16. Commitments and Contingencies, continued

The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri.  Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal. The Court of Appeals has agreed to hear the interlocutory appeal. Briefing is complete; however, no date has been set for oral argument.

The Company believes it has strong defenses to the substantive claims asserted and intends to vigorously defend this case.  An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $111.4 million as of      September 30, 2010. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2010 through 2044. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 30, 2010.

17. Subsequent Events

On October 8, 2010, the Company entered into a Credit Agreement, by and among the Company, the lenders and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement established a senior secured credit facility consisting of a $900.0 million senior secured term loan facility maturing in October 2017 (the “Term Facility”) and a $50.0 million senior secured revolving credit facility maturing in October 2015 (the “Revolving Facility”). Loans made under the Term Facility and the Revolving Facility will bear interest, at the Company’s option, at an annual rate equal to (i) a LIBOR-based rate (which will be subject to a floor of 1.50%) plus a margin of 4.50% or (ii) the base rate (which will be subject to a floor of 2.50%) which will be equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the one-month LIBOR rate (which will be subject to a floor of 1.50%) plus 1.00%, plus a margin of 3.50%.  The margin for the Revolving Facility is subject to leverage-based step-downs.  The Term Facility and the Revolving Facility are subject to upfront fees of 1.0% and 1.5%, respectively, of the principal amount thereof. The loans made under the Credit Agreement will be guaranteed by the Company’s domestic wholly-owned restricted subsidiaries, other than immaterial subsidiaries (the “Guarantors”), and secured by a perfected first priority security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors, including, without limitation, (i) substantially all personal, real and mixed property, (ii) all intercompany debt owing to the Company and the Guarantors and (iii) 100% of the equity interests held by the Company and each of the Guarantors (with customary limits for foreign subsidiaries), subject to certain customary exceptions.

On October 11, 2010, the Company announced that it had entered into an asset purchase agreement for the sale of 20 company-operated Applebee’s restaurants located in the Roanoke and Lynchburg markets in Virginia. This transaction is expected to close in the fourth quarter of 2010. On the same date, the Company also announced that it had entered into an asset purchase agreement for the sale of 36 company-operated Applebee’s restaurants located in the St. Louis, Missouri area and parts of Illinois. This transaction is expected to close in the first quarter of 2011. The agreements for the sales of these restaurants do not contain financing contingencies, but are subject to regulatory processes related to liquor license transfer and other customary closing conditions.

On October 19, 2010 (the “Closing Date”), the Company issued $825,000,000 aggregate principal amount of its 9.5% Senior Notes due 2018 (the “Notes”) pursuant to an Indenture, by and among Wells Fargo Bank, National Association, as trustee, the Company and the Guarantors. On the Closing Date, the Company used the net proceeds of the offering of the Notes, along with borrowings made on the Closing Date under the Credit Agreement and other cash on hand, to fund (i) the repayment, through various transactions, of all of the Company’s securitized long-term debt (see Note 5, Long-Term Debt), including make-whole payments of approximately $46 million associated with the early retirement of the securitized long-term debt and (ii) the redemption of 143,000 shares of its Series A Perpetual Preferred Stock, par value $1.00 per share, in accordance with its terms, at a redemption price equal to 104.0% of the stated value of $1,000 per share plus accrued and unpaid dividends to, but not including, the Closing Date.

17. Subsequent Events, continued

On October 21, 2010, the Company completed the sale of 61 of 63 Applebee’s company-operated restaurants located in Minnesota and Wisconsin pursuant to the terms of an asset purchase agreement. As discussed in Note 4, Assets Held for Sale, these restaurants were reported as assets held for sale in the Consolidated Balance Sheet as of September 30, 2010. The Company received proceeds of approximately $27.6 million from this sale. The sale of the remaining two restaurants is expected to close in the fourth quarter of 2010.

On November 1, 2010, the Company used the net proceeds from the sale of 61 of 63 company-operated restaurants in Minnesota and parts of Wisconsin, along with $19.5 million in cash that previously had been restricted for the collateralization of letters of credit, to redeem 44,800 shares of Series A Perpetual Preferred Stock, par value $1.00 per share, in accordance with its terms, at a redemption price equal to 104.0% of the stated value of $1,000 per share plus accrued and unpaid dividends to, but not including, the date of redemption.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially from those expressed or implied by any forward-looking statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the U.S. Securities and Exchange Commission. These factors include, but are not limited to: the implementation of the Company’s strategic growth plan; the availability of suitable locations and terms for sites designated for development; the ability of franchise developers to fulfill their commitments to build new restaurants in the numbers and time frames covered by their development agreements; legislation and government regulation, including the ability to obtain satisfactory regulatory approvals; risks associated with the Company’s indebtedness; conditions beyond the Company’s control, such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting the Company’s customers or food supplies, or acts of war or terrorism; availability and cost of materials and labor; cost and availability of capital; competition; potential litigation and associated costs; continuing acceptance of the IHOP and Applebee’s brands and concepts by guests and franchisees; the Company’s overall marketing, operational and financial performance; economic and political conditions; adoption of new, or changes in, accounting policies and practices; and other factors discussed from time to time in the Company’s news releases, public statements and/or filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

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

The Company was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes® (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company or its predecessors have engaged in the development, operation and franchising of IHOP restaurants. In November 2007, we completed the acquisition of Applebee’s International, Inc. (“Applebee’s”), which became a wholly-owned subsidiary of the Company. Through various IHOP and Applebee’s subsidiaries, we own, operate and franchise two restaurant concepts in the casual dining and family dining categories of the food service industry: Applebee’s Neighborhood Grill and Bar® and IHOP®. DineEquity, Inc. is the parent of the IHOP and Applebee’s subsidiaries. References herein to Applebee’s and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company. References herein to “system sales” include retail sales at restaurants that are owned by franchisees and area licensees and are not attributable to the Company, as well as retail sales at Company-owned restaurants. With nearly 3,500 franchised or owned-and-operated restaurants combined, we are the largest full-service restaurant company in the world.

Since the completion of the Applebee’s acquisition, we have been pursuing a strategy which contemplates transitioning from an Applebee’s system that was 74% franchised at the time of the acquisition to an approximately 98% franchised Applebee’s system, similar to IHOP’s 99% franchised system. As of September 30, 2010, we have franchised 110 Applebee’s company-operated restaurants in the California, Nevada, Delaware, Texas and New Mexico markets since the acquisition. We have entered into asset purchase agreements for the sale of 63 company-operated restaurants in Minnesota and parts of Wisconsin, 36 company-operated restaurants in the St. Louis, Missouri area and parts of Illinois, and 20 company-operated restaurants in Virginia. On October 21, 2010, the sale of 61 of the 63 restaurants in Minnesota and Wisconsin was completed; sales of the remaining 58 restaurants under these three asset purchase agreements are expected to close in the fourth quarter of fiscal 2010 or the first fiscal quarter of 2011. Following these transactions, the Applebee’s system will be approximately 86% franchised, based on the September 30, 2010 restaurant total.  A more heavily franchised business model is expected to require less capital investment and reduce the volatility of cash flow performance over time.

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

Restaurant Development Activity

The following table summarizes Applebee’s restaurant development and franchising activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)
Applebee’s Restaurant Development Activity
Total restaurants, beginning of period	2,001	1,992	2,008	2,004
New openings
Company-developed	—	—	—	—
Franchise-developed	3	13	11	23
Total new openings	3	13	11	23
Closings
Company	(1)	—	(7)	—
Franchise	(4)	(3)	(13)	(25)
Total closings	(5)	(3)	(20)	(25)
Total restaurants, end of period	1,999	2,002	1,999	2,002
Summary-end of period
Franchise	1,607	1,603	1,607	1,603
Company	392	399	392	399
Total	1,999	2,002	1,999	2,002
Restaurant Franchising Activity
Domestic franchise-developed	3	5	5	12
International franchise-developed	—	8	6	11
Refranchised	—	2	—	7
Total restaurants franchised	3	15	11	30
Closings
Domestic franchise	(3)	(3)	(11)	(21)
International franchise	(1)	—	(2)	(4)
Total franchise closings	(4)	(3)	(13)	(25)
Net franchise restaurant additions (reductions)	(1)	12	(2)	5

The increase in Applebee’s company closings in 2010 relates to closures of six domestic underperforming restaurants and our one restaurant in China.

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

The following table summarizes IHOP restaurant development and franchising activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)
IHOP Restaurant Development Activity
Total restaurants, beginning of period	1,476	1,421	1,456	1,396
New openings
Company-developed	—	—	—	—
Franchise-developed	9	12	35	43
Area license	1	1	3	4
Total new openings	10	13	38	47
Closings
Company	—	—	(2)	—
Franchise	(3)	(1)	(6)	(8)
Area license	—	—	(3)	(2)
Total new closings	(3)	(1)	(11)	(10)
Total restaurants, end of period	1,483	1,433	1,483	1,433
Summary-end of period
Franchise	1,309	1,260	1,309	1,260
Company	10	11	10	11
Area license	164	162	164	162
Total	1,483	1,433	1,483	1,433
Restaurant Franchising Activity
Domestic franchise-developed	7	11	32	39
International franchise-developed	2	1	3	4
Refranchised	2	—	3	1
Total restaurants franchised	11	12	38	44
Closings
Domestic franchise	(3)	(1)	(6)	(8)
International franchise	—	—	—	—
Total franchise closings	(3)	(1)	(6)	(8)
Reacquired by the Company	(2)	—	(2)	(1)
Net franchise restaurant additions	6	11	30	35

The Company closures in 2010 relate to two IHOP Cafe restaurants, a non-traditional restaurant format that was evaluated for possible development but will not be utilized in the future.

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

In 2010, we expect our franchisees to open 60 to 70 new IHOP restaurants, including 50 to 55 domestic franchise restaurants, two to four area license restaurants in Florida and seven to 11 restaurants outside the U.S. or in non-traditional channels. The actual number of openings in any period may differ from both our expectations and the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals and various economic factors.

Restaurant Data

The following table sets forth, for the three-month and nine-month periods ended September 30, 2010 and 2009, the number of effective restaurants in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP and Applebee’s systems, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)
Applebee’s Restaurant Data
Effective restaurants(a)
Franchise	1,607	1,598	1,606	1,592
Company	393	399	394	402
Total	2,000	1,997	2,000	1,994
System-wide(b)
Sales percentage change(c)	3.4%	(6.3)%	(0.9)%	(4.2)%
Domestic same-restaurant sales percentage change(d)	3.3%	(6.5)%	(0.5)%	(4.5)%
Franchise(e)
Sales percentage change(c)(g)	4.1%	(1.0)%	(0.2)%	2.3%
Same-restaurant sales percentage change(d)	3.8%	(6.2)%	(0.2)%	(4.4)%
Average weekly domestic unit sales (in thousands)	$44.8	$42.9	$46.2	$46.3
Company
Sales percentage change(c)(g)	0.4%	(22.7)%	(3.9)%	(23.9)%
Same-restaurant sales percentage change(d)	1.2%	(7.6)%	(1.7)%	(5.1)%
Average weekly domestic unit sales (in thousands)	$39.7	$39.0	$40.9	$41.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,297	1,251	1,289	1,237
Company	10	11	11	11
Area license	164	162	164	160
Total	1,471	1,424	1,464	1,408
System-wide(b)
Sales percentage change(c)	2.9%	3.8%	3.4%	4.3%
Domestic same-restaurant sales percentage change(d)	0.1%	(1.1)%	(0.4)%	0.2%
Franchise(e)
Sales percentage change(c)	3.0%	4.2%	3.5%	4.8%
Same-restaurant sales percentage change(d)	0.1%	(1.1)%	(0.4)%	0.1%
Average weekly unit sales (in thousands)	$34.9	$35.1	$35.3	$35.6
Company(f)	n.m.	n.m.	n.m.	n.m.
Area License(e)
Sales percentage change(c)	2.2%	(0.7)%	3.3%	(0.4)%

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

(e)

	Three Months Ended September 30,		Nine Months Ended September 30,
Reported sales (unaudited)	2010	2009	2010	2009
	(In millions)
Applebee’s franchise restaurant sales	$852.4	$818.7	$2,639.8	$2,645.0
IHOP franchise restaurant sales	588.1	570.9	1,777.0	1,717.2
IHOP area license restaurant sales	52.8	51.6	167.8	162.6

(f)            Sales percentage change and same-restaurant sales percentage change for IHOP company-operated restaurants are not meaningful (“n.m.”) due to the relatively small number and test-market nature of the restaurants, along with the periodic inclusion of restaurants reacquired from franchisees that are temporarily operated by the Company.

(g)         The sales percentage change for the three and nine months ended September 30, 2009 for Applebee’s franchise and company-operated restaurants was impacted by the franchising of 103 company-operated restaurants during 2008 and seven company-operated restaurants in 2009.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Refinancing of Indebtedness

In October 2010, we effected a series of transactions that culminated in the refinancing of the remaining $1.6 billion of securitized indebtedness incurred to finance our 2007 acquisition of Applebee’s and the redemption of the majority of our outstanding Series A Perpetual Preferred Stock (“Series A Stock”). The refinancing effectively replaces securitized debt that had an anticipated repayment date of 2012 with two tranches of debt due in 2017 and 2018, respectively, and eliminates the significant majority of high-coupon dividend payments on the Series A Stock that were not deductible for tax purposes. These transactions are discussed in further detail under “Liquidity and Capital Resources” below.

Current Economic Conditions

We believe high levels of unemployment and home foreclosures, financial market volatility and lower valuations for residential real estate will continue to put pressure on consumer spending. A continued decline or lack of growth in disposable income for discretionary spending could cause our customers to change historic purchasing behavior and choose lower-cost dining options or alternatives to dining out. These factors could have an adverse effect on our results of operations and financial condition.

Sales Trends

Applebee’s domestic system-wide same-restaurant sales increased 3.3% for the quarter ended September 30, 2010. This was the fourth consecutive quarter in which the decline in same-restaurant sales either was less than the decline in the prior period or, as in the case of the third quarter of 2010, was an increase in same-restaurant sales. This marked the first quarter of positive performance for Applebee’s since the first quarter of fiscal 2008. In light of the potential impact of economic uncertainties on discretionary consumer spending, there can be no assurance that the trend of sequential improvement and overall positive performance will continue.

Financial Statement Effect of Franchising Company-Operated Restaurants

As of September 30, 2010, we have franchised 110 Applebee’s company-operated restaurants since our acquisition. We have entered into asset purchase agreements for the sale of 63 company-operated restaurants in Minnesota and parts of Wisconsin, 36 company-operated restaurants in the St. Louis, Missouri area and parts of Illinois, and 20 company-operated restaurants in Virginia. On October 21, 2010, the sale of 61 of the 63 restaurants in Minnesota and Wisconsin was completed; sales of the other 58 restaurants under these three agreements are expected to close in the fourth quarter of fiscal 2010 or first fiscal quarter of 2011. We plan to franchise a substantial majority of the 273 company-operated Applebee’s restaurants that will remain after these transactions are closed if and when such transactions are appropriate for the business. We consider a range of factors that could impact the likelihood of future franchise sales and possible proceeds from such sales. We may suspend or delay our plans to sell company-operated Applebee’s restaurants if we do not believe the sales proceeds would be satisfactory. If the number of company-operated restaurants declines, the amount of company-operated restaurant revenues and expenses in future periods will decline as well, compared to amounts reported in previous periods. Franchise royalty revenues and expenses will likely increase as company-operated restaurants are franchised, although not in the same magnitude as the company-operated restaurant revenues decline as franchise royalties are based on a percentage of the franchisee’s revenues. As a result, while franchise segment profit will likely increase, company restaurant segment profit will likely decline, such that overall segment profit will decline. However, franchising of additional Applebee’s company-operated restaurants will result in the reduction of interest expense as proceeds from the sale of assets (subject to certain exclusions) must be used to retire debt. Franchising of additional Applebee’s company-operated restaurants also will result in a reduction of general and administrative expenses and reduced requirements for capital investment and working capital.

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

Comparison of the Three Months ended September 30, 2010 and 2009

Results of Operations

Key components of changes in our financial results for the three months ended September 30, 2010 compared to the same period of 2009 included:

•                  Revenues increased $1.8 million, primarily due to a 1.2% increase in Applebee’s company same-restaurant sales, higher franchise revenues resulting from a 3.8% increase in Applebee’s domestic franchise same-restaurant sales and an increase in effective IHOP franchise restaurants, partially offset by the closure of seven company-operated Applebee’s restaurants in 2010 and the franchising of two company-operated Applebee’s restaurants in the New Mexico market in 2009.

•                  Segment profit increased $3.4 million, comprised as follows:

	Three Months Ended September 30,		Favorable (Unfavorable)
	2010	2009	Variance
	(In millions)
Franchise operations	$66.6	$64.8	$1.8
Company restaurant operations	29.7	27.1	2.6
Rental operations	8.3	8.7	(0.4)
Financing operations	3.4	4.0	(0.6)
Total	$108.0	$104.6	$3.4

The improvement in segment profit was primarily due to the increase in Applebee’s company restaurant and domestic franchise same-restaurant sales in addition to growth in effective IHOP franchise restaurants.

•                  The Company recognized a loss on the disposition of assets of $0.7 million in the third quarter of 2010 as compared to a gain on the disposition of assets of $2.1 million in the third quarter of 2009.

•                  General and administrative expenses increased $3.5 million due primarily to higher payroll-related costs, including stock-based compensation costs, partially offset by lower professional services expenses.

•                  Interest expense decreased $2.3 million primarily due to lower debt balances.

Franchise Operations

	Three Months Ended September 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
	(In millions)
Franchise Revenues
Applebee’s	$36.5	$35.3	$1.2	3.3%
IHOP	55.6	54.9	0.7	1.3%
Total franchise revenues	92.1	90.2	1.9	2.1%
Franchise Expenses
Applebee’s	0.7	0.5	(0.2)	(34.7)%
IHOP	24.8	24.9	0.1	0.2%
Total franchise expenses	25.5	25.4	(0.1)	(0.5)%
Franchise Segment Profit
Applebee’s	35.8	34.8	1.0	2.9%
IHOP	30.8	30.0	0.8	2.5%
Total franchise segment profit	$66.6	$64.8	$1.8	2.7%
Segment profit as % of revenue(1)	72.3%	71.9%

(1) Percentages calculated on actual, not rounded, amounts

The growth in Applebee’s franchise revenue was primarily attributable to a 3.8% increase in domestic same-restaurant sales and a slight increase in effective franchise restaurants, partially offset by a slight decrease in the royalty rate and franchise opening fees.  The increase in IHOP franchise revenue was primarily attributable to a 3.7% increase in effective franchise restaurants and an increase of 0.1% in same-restaurant sales for IHOP domestic franchise restaurants that favorably impacted advertising and royalty revenue, partially offset by a decline in pancake and waffle dry mix sales.

IHOP franchise expenses are essentially unchanged from the three months ended September 30, 2009, as lower costs of sales associated with the lower revenues from pancake and waffle dry mix sales and lower pre-opening expenses were offset by higher advertising expenses associated with the increased advertising revenue. IHOP’s franchise revenues and expenses are substantially larger than Applebee’s due to advertising revenues and expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, Applebee’s national advertising fund activity constitutes agency transactions and therefore is not recognized as franchise revenue and expense.

The increase in franchise segment profit is primarily due to higher same-restaurant sales at Applebee’s and growth in effective IHOP franchise restaurants.

Company Restaurant Operations

	Three Months Ended September 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
	(In millions)
Company restaurant sales	$206.9	$206.4	$0.5	0.3%
Company restaurant expenses	177.2	179.3	2.1	1.2%
Company restaurant segment profit	$29.7	$27.1	$2.6	9.7%
Segment profit as % of revenue(1)	14.3%	13.1%

(1) Percentages calculated on actual, not rounded, amounts

As of September 30, 2010, Company restaurant operations were comprised of 392 Applebee’s company-operated restaurants and ten IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of the three months ended September 30, 2010 with the same period of 2009 was negligible.

Consolidated company restaurant sales increased $0.5 million and Applebee’s company restaurant sales increased $0.6 million, primarily due to an increase in domestic same-restaurant sales of 1.2%, partially offset by the closure of seven company-operated restaurants in 2010 and the franchising of two company-operated Applebee’s restaurants in New Mexico in the third quarter of 2009. The increase in same-restaurant sales was driven mainly by a higher average guest check, partially offset by a decline in guest traffic. The higher average guest check is primarily a result of favorable product mix changes and an increase of approximately 1.7% in menu pricing. We believe the decline in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole.

Company restaurant expenses decreased $2.1 million. Applebee’s company restaurant expenses declined $2.0 million, principally due to the seven restaurant closures in 2010 and a favorable property tax adjustment, partially offset by increased expenses due to the increase in same-restaurant sales. Operating margin for Applebee’s company restaurant operations was 14.8% for 2010 compared to 13.6% for the same period of last year, as shown below:

	Three Months Ended September 30,		Favorable (Unfavorable)
Restaurant Expenses as Percentage of Restaurant Sales (Applebee’s)	2010	2009	Variance
Food and beverage	25.1%	26.3%	1.2%
Labor	33.9%	33.2%	(0.7)%
Direct and occupancy	26.2%	26.9%	0.7%
Total Company Restaurant Expenses (1)	85.2%	86.4%	1.2%

(1) Percentages may not add due to rounding.

Margins across all cost categories were favorably impacted approximately 2.0% due to menu price increases and promotional and product mix changes, while labor and direct and occupancy margins were unfavorably affected approximately 0.7% by the impact of guest traffic declines on fixed cost components. Other margin changes in specific cost categories were as follows:

•                              Food and beverage costs as a percentage of sales decreased 0.7% due to lower commodity costs (primarily poultry) and waste variances, partially offset by reduced vendor discounts;

•                              Labor costs as a percentage of sales increased 1.2% due to increased incentive payments driven by improved performance and higher payroll benefit-related costs, partially offset by improvements in hourly labor productivity; and

•                              Direct and occupancy costs as a percentage of sales decreased 0.3% due to a favorable adjustment in property taxes, partially offset by increases in repair and maintenance, utilities and national gift card program costs.

Rental Operations

	Three Months Ended September 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
	(In millions)
Rental revenues	$32.2	$32.9	$(0.7)	(2.2)%
Rental expenses	23.9	24.2	0.3	1.4%
Rental operations segment profit	$8.3	$8.7	$(0.4)	(4.3)%
Segment profit as % of revenue(1)	25.7%	26.3%

(1) Percentages calculated on actual, not rounded, amounts

Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

Rental revenues declined due to lower capital lease interest and timing of level rent adjustments. Rental expenses declined to a lesser degree due to a decrease in operating expenses and interest expense, resulting in a slight decline in rental operations profit.

Financing Operations

	Three Months Ended September 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
	(In millions)
Financing revenues	$4.2	$4.1	$0.1	3.3%
Financing expenses	0.8	0.1	(0.7)	n.m.
Financing operations segment profit	$3.4	$4.0	$(0.6)	(15.2)%
Segment profit as % of revenue(1)	81.8%	99.7%

(1) Percentages calculated on actual, not rounded, amounts

All of our financing operations relate to IHOP restaurants. Financing revenues and expenses increased due to the refranchising of one restaurant in the third quarter of 2010 compared to minimal refranchising activity in the third quarter of 2009. The increase in revenue due to refranchising activity was partially offset by a decline in franchise and equipment note interest revenue due to the ongoing reduction in note balances.

Other Expense and Income Components

	Three Months Ended September 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
	(In millions)
General and administrative expenses	$39.4	$35.9	$(3.5)	(9.7)%
Interest expense	42.9	45.2	2.3	5.2%
Impairment and closure charges	0.9	4.5	3.6	80.1%
Amortization of intangible assets	3.1	3.0	(0.1)	(1.9)%
Loss (gain) on disposition of assets	0.7	(2.1)	(2.8)	n.m.
Other expense, net	0.8	0.9	0.1	5.6%
Income tax provision	5.9	3.7	(2.2)	(59.1)%

(1) Percentages calculated on actual, not rounded, amounts

n.m. — percentage change not meaningful

General and Administrative Expenses

General and administrative expenses increased $3.5 million due primarily to higher payroll-related costs, including stock-based compensation costs, partially offset by lower professional services expenses. Stock-based compensation costs increased primarily due to the acceleration of expenses due to the retirement of an executive and the impact of a higher stock price on equity grants accounted for as liabilities. Payroll-related costs were also higher due to increased headcount, increased bonus costs and higher manager training costs at Applebee’s.

Interest Expense

Interest expense decreased by $2.3 million primarily due to the early retirement of long-term debt over the past 12 months. Average long-term obligations (long-term debt, capital lease obligations and financing obligations) declined to $2.05 billion during the quarter ended September 30, 2010 from $2.22 billion during the quarter ended September 30, 2009.

Impairment and Closure Charges

Impairment and closure charges were $0.9 million for the three months ended September 30, 2010 compared to $4.5 million in the similar period of 2009. Impairment and closure charges for the three-month period ended September 30, 2010 were comprised of impairment charges of $1.3 million and a closure cost credit of $0.4 million. During the three months ended September 30, 2010, the Company entered into an asset purchase agreement for the sale of 63 company-operated Applebee’s restaurants located in Minnesota and Wisconsin. On October 21, 2010, the sale of 61 of the 63 restaurants in Minnesota and Wisconsin was completed; the remaining sales are expected to close in the fourth quarter of fiscal 2010. Accordingly, the fair value of the assets related to these restaurants, as determined by the sales price, was transferred to assets held for sale. Parcels of land on which three of the 63 restaurants being sold are situated also were transferred to assets held for sale. These parcels were not part of the asset purchase agreement and the Company’s strategy does not contemplate retaining such properties as a lessor on a long-term basis. An impairment of $0.7 million was recognized on the assets transferred to held for sale. The Company also placed for sale a single restaurant and the land on which it is situated. The fair value of the assets related to this restaurant, as determined by the sales price, was transferred to assets held for sale and an impairment of $0.5 million was recognized. The closure cost credit was due to an adjustment for the estimated lease cost of one closed Applebee’s restaurant.

Impairment and closure charges for the three months ended September 30, 2009 were comprised of impairment charges of $3.9 million and closure charges of $0.6 million. The closure costs related to a downward revision in the sublease income assumption for a single Applebee’s restaurant that had been closed prior to 2009. The impairment charges related primarily to four parcels of real estate and one Applebee’s restaurant. The Company had fee ownership of the properties on which four Applebee’s company-operated restaurants were located. These restaurants were franchised in the fourth quarter of 2008 but the Company retained ownership of the land and continued to lease the property to the franchisee. During the third quarter of 2009, the Company determined the properties met the requirements under U.S. GAAP to be reclassified as assets held for sale. The properties were written down to the estimated fair value that will be received upon sale, and an impairment of $2.8 million was recognized. As part of the quarterly assessment of the recoverability of long-lived assets, an impairment of $1.1 million was recognized related to one Applebee’s company-operated restaurant whose carrying value was not considered recoverable from undiscounted future cash flows.

As of September 30, 2010, we performed our quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets (primarily our tradename). No such indicators were noted. We will perform our annual tests for impairment of goodwill and other indefinite-life intangible assets in the fourth quarter of 2010.

Loss (Gain) on Disposition of Assets

We recognized a loss on individually insignificant dispositions of assets of $0.7 million for the quarter ended September 30, 2010 as compared to a gain on disposition of assets of $2.1 million for the quarter ended September 30, 2009. The 2009 gain primarily related to the franchising of two Applebee’s restaurants in the New Mexico market.

Provision for Income Taxes

The effective tax rate was 29.1% for the three months ended September 30, 2010. The effective tax rate is lower than the combined federal and state net statutory rate of approximately 40% primarily due to tax credits and the release of tax contingency reserves as a result of the expiration of statutes of limitations.  The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

Comparison of the Nine Months ended September 30, 2010 and 2009

Results of Operations

Key components of changes in our financial results for the nine months ended September 30, 2010 compared to the same period of 2009 included:

•                  Revenues decreased $25.5 million, primarily due to (a) a 1.7% decrease in Applebee’s company restaurant same-restaurant sales; (b) the franchising of seven company-operated Applebee’s restaurants in the New Mexico market in 2009 and closure of seven company-operated restaurants; (c) an unfavorable shift in sales weeks due to the 53rd week in 2009; and (d) temporary liquor license revenue in 2009 from certain franchised Applebee’s restaurants in the Texas market that did not recur in 2010. These decreases were partially offset by higher franchise revenues resulting from a 4.2% increase in effective IHOP franchise restaurants.

•                  Segment profit decreased $2.9 million, comprised as follows:

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2010	2009	Variance
	(In millions)
Franchise operations	$204.2	$201.5	$2.7
Company restaurant operations	90.4	94.8	(4.4)
Rental operations	26.1	26.1	0.0
Financing operations	11.0	12.2	(1.2)
Total	$331.7	$334.6	$(2.9)

The decline in segment profit was primarily due to the decrease in company restaurant sales, partially offset by growth in effective IHOP franchise restaurants.

•                  We recognized a gain on the repurchase of debt at a discount of $4.6 million and a loss on disposition of assets of $0.9 million in the nine months ended September 30, 2010 as compared to a gain on the repurchase of debt at a discount of $38.8 million and a gain on the disposition of assets of $7.3 million in the similar period of 2009.

•                  General and administrative expenses decreased $0.5 million due primarily to one-time costs of $6.3 million incurred in February 2009 related to the establishment of a purchasing co-operative partially offset by higher expenses for stock-based compensation.

•                  Interest expense decreased $8.2 million due to lower debt balances.

Franchise Operations

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
	(In millions)
Franchise Revenues
Applebee’s	$113.4	$115.7	$(2.3)	(2.0)%
IHOP	167.2	163.2	4.0	2.5%
Total franchise revenues	280.6	278.9	1.7	0.6%
Franchise Expenses
Applebee’s	1.8	4.3	2.5	58.8%
IHOP	74.6	73.1	(1.5)	(2.1)%
Total franchise expenses	76.4	77.4	1.0	1.3%
Franchise Segment Profit
Applebee’s	111.6	111.4	0.2	0.2%
IHOP	92.6	90.1	2.5	2.8%
Total franchise segment profit	$204.2	$201.5	$2.7	1.3%
Segment profit as % of revenue(1)	72.8%	72.2%

(1) Percentages calculated on actual, not rounded, amounts

The decrease in Applebee’s franchise revenue was primarily attributable to revenues in 2009 from temporary liquor license agreements related to certain Applebee’s restaurants franchised in the Texas market which did not recur in 2010 and a 0.2% decline in domestic same-restaurant sales, partially offset by an increase in effective franchise restaurants and an increase in international royalties due to higher sales.  The Company believes the decline in same-restaurant sales is primarily related to a decline in guest traffic, some of which was related to adverse weather conditions during the first quarter, along with an unfavorable shift in sales weeks in 2010 compared to 2009. The decrease in Applebee’s franchise expenses is primarily due to costs associated with the temporary liquor license agreements. The absence of these revenues and expenses from the nine-month period ended September 30, 2010 did not significantly impact profit margin.

The increase in IHOP franchise revenue was primarily attributable to growth in effective franchise restaurants that favorably impacted advertising and royalty revenue, partially offset by a decline in pancake and waffle dry mix sales and a decrease of 0.4% in same-restaurant sales for IHOP domestic franchise restaurants.

The $1.5 million increase in IHOP franchise expenses is primarily due to higher advertising expenses, partially offset by lower costs of sales associated with the lower revenues from pancake and waffle dry mix sales and lower pre-opening expenses. IHOP’s franchise expenses are substantially larger than Applebee’s due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operation; however, Applebee’s national advertising fund activity constitutes agency transactions and therefore is not recognized as franchise revenue and expense.

The increase in franchise segment profit is primarily due to growth in effective IHOP franchise restaurants, partially offset by lower same-restaurant sales at Applebee’s and IHOP franchise restaurants.

Company Restaurant Operations

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
	(In millions)
Company restaurant sales	$642.2	$668.1	$(25.9)	(4.0)%
Company restaurant expenses	551.8	573.3	21.5	3.8%
Company restaurant segment profit	$90.4	$94.8	$(4.4)	(4.7)%
Segment profit as % of revenue(1)	14.1%	14.2%

(1) Percentages calculated on actual, not rounded, amounts

As of September 30, 2010, Company restaurant operations were comprised of 392 Applebee’s company-operated restaurants and ten IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of the nine months ended September 30, 2010 with the same period of 2009 was negligible.

Company restaurant sales decreased $25.9 million. Applebee’s company restaurant sales declined $26.0 million, primarily due to a decrease in domestic same-restaurant sales of 1.7%, the franchising of seven company-operated restaurants in the New Mexico market in 2009, the closure of seven restaurants in 2010 and an unfavorable shift in the sales weeks in 2010 compared to 2009 due to the 53rd week in 2009. The change in same-restaurant sales was driven mainly by a decline in guest traffic, partially offset by an increase in average guest check. We believe the decline in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole and adverse weather conditions in the first quarter.  The increase in average guest check is a result of an increase of approximately 1.6% in menu pricing offset by unfavorable product mix changes due to promotional campaigns.

Company restaurant expenses decreased $21.5 million. Applebee’s company restaurant expenses declined $21.3 million, principally due to the decrease in same-restaurant sales, the franchising of seven company-operated New Mexico restaurants in 2009 and the seven restaurant closures in 2010. The operating margin for Applebee’s company restaurant operations was 14.6% for 2010 compared to 14.7% for the same period of last year, as shown below:

	Nine Months Ended September 30,		Favorable (Unfavorable)
Restaurant Expenses as Percentage of Restaurant Sales (Applebee’s)	2010	2009	Variance
Food and beverage	25.5%	26.1%	0.6%
Labor	33.5%	33.4%	(0.1)%
Direct and occupancy	26.5%	25.8%	(0.7)%
Total Company Restaurant Expenses (1)	85.4%	85.3%	(0.1)%

(1) Percentages may not add due to rounding.

Margins across all cost categories were favorably impacted approximately 1.3% due to menu price increases, partially offset by unfavorable promotional and product mix changes. Labor and direct and occupancy margins were unfavorably affected approximately 0.9% by the impact of guest traffic declines on fixed cost components. Other margin changes in specific cost categories were as follows:

•                  Food and beverage costs as a percentage of sales decreased 0.3% due to lower commodity costs, primarily poultry and oil, partially offset by higher produce;

•                  Labor costs as a percentage of sales increased 0.1% due to a favorable group insurance adjustment in 2009 that did not recur in 2010 and increased incentive payments driven by improved performance, partially offset by improvements in hourly labor productivity; and

•                  Direct and occupancy costs as a percentage of sales increased 0.6% due to increases in repair and maintenance, utilities, rent and depreciation costs, increased marketing programs to drive guest traffic and national gift card programs costs, partially offset by a favorable adjustment to property taxes.

Rental Operations

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
	(In millions)
Rental revenues	$98.3	$99.2	$(0.9)	(0.9)%
Rental expenses	72.2	73.1	0.9	1.3%
Rental operations segment profit	$26.1	$26.1	$0.0	0.2%
Segment profit as % of revenue	26.6%	26.3%

(1) Percentages calculated on actual, not rounded, amounts

Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

Rental operations profit was essentially unchanged for the nine months ended September 30, 2010 compared to the same period of the prior year because declines in rental income due to the decrease in same-restaurant sales for IHOP domestic franchise restaurants and in lease interest income were offset by normal declines over time in depreciation and interest expense.

Financing Operations

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
	(In millions)
Financing revenues	$12.2	$12.5	$(0.3)	(2.5)%
Financing expenses	1.2	0.3	(0.9)	n.m.
Financing operations segment profit	$11.0	$12.2	$(1.2)	(9.8)%
Segment profit as % of revenue	89.9%	97.1%

(1) Percentages calculated on actual, not rounded, amounts

n.m. — percentage change not meaningful

All of our financing operations relate to IHOP restaurants. Franchise and equipment note interest revenue declined $0.7 million due to the ongoing reduction in note balances, partially offset by increased revenues from refranchising activity. The increase in financing expenses relates to increased refranchising activity in 2010 (three restaurants refranchised) compared to 2009 (one restaurant refranchised).

Other Expense and Income Components

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2010	2009	Variance	% Change(1)
	(In millions)
General and administrative expenses	$116.5	$117.0	$0.5	0.4%
Interest expense	131.4	139.6	8.2	5.9%
Impairment and closure charges	3.1	6.5	3.4	52.3%
Amortization of intangible assets	9.2	9.1	(0.1)	(1.9)%
Gain on extinguishment of debt	(4.6)	(38.8)	(34.2)	(88.0)%
Loss (gain) on disposition of assets	0.9	(7.3)	(8.2)	(112.7)%
Other expense, net	2.8	1.0	(1.8)	(173.6)
Income tax provision	24.3	32.0	7.7	24.0%

General and Administrative Expenses

General and administrative expenses decreased $0.5 million due primarily to one-time costs of $6.3 million incurred in February 2009 related to the establishment of a purchasing co-operative and lower professional services expenses in 2010, partially offset by an increase in stock-based compensation and other payroll-related costs. Stock-based compensation costs increased primarily due to the acceleration of expenses due to the retirement of an executive, changes related to vesting of certain equity grants and the impact of a higher stock price on equity grants accounted for as liabilities.

Interest Expense

Interest expense decreased by $8.2 million primarily due to the early retirement of long-term debt over the past 12 months. Average long-term obligations (long-term debt, capital lease obligations and financing obligations) declined to $2.1 billion during the nine months ended September 30, 2010 from $2.3 billion during the nine months ended September 30, 2009. Additionally, the weighted average interest rate on variable rate debt declined to approximately 2.4% for the nine months ended September 30, 2010 from approximately 2.8% for the nine months ended September 30, 2009.

Impairment and Closure Charges

Impairment and closure charges were $3.1 million during the nine months ended September 30, 2010 compared to $6.5 million in the similar period of 2009. For the nine months ended September 30, 2010, we recognized impairment charges of $1.6 million and net closure charges of $1.5 million. The impairment charges primarily related to properties associated with Applebee’s company-operated restaurants in the Minnesota market expected to be sold and to a single Applebee’s restaurant and the land on which it is situated. The closure charges related primarily to two company-operated IHOP Cafe restaurants, a non-traditional restaurant test format that was evaluated but will no longer be utilized, and to the closure of a company-operated Applebee’s restaurant in China.

For the nine months ended September 30, 2009, we recognized net impairment charges of $5.9 million and closure charges of $0.6 million. The impairment charges related primarily to four parcels of Applebee’s real estate, two Applebee’s restaurants and one IHOP restaurant. The Company had fee ownership of the properties on which four Applebee’s company-operated restaurants were located. These restaurants were franchised in the fourth quarter of 2008 but the Company retained ownership of the land and continued to lease the property to the franchisee. The Company’s strategy does not contemplate retaining such properties as a lessor on a long-term basis, and the properties have been reclassified as assets held for sale. The properties were written down to the estimated fair value that will be received upon sale, and an impairment of $2.8 million was recognized. Additionally, as part of the quarterly assessment of the recoverability of long-lived assets, an impairment of $1.1 million was recognized related to one Applebee’s company-operated restaurant whose carrying value was not considered recoverable from undiscounted future cash flows. The closure costs related to a downward revision in the sublease income assumption for a single Applebee’s restaurant that had been closed prior to 2009. These charges were recorded in the third fiscal quarter. In addition, during the six months ended June 30, 2009, the Company recognized net impairment and closure charges of $2.0 million. The charges related primarily to leasehold improvements and related assets of one IHOP restaurant closed during the period and an additional write-down to the estimated sales value, based on a current letter of intent, of one Applebee’s restaurant that had been closed in a prior period and was included in assets held for sale. Another Applebee’s restaurant that had been closed in a prior period and was included in assets held for sale was written down to the estimated sales value, based on a current letter of intent. Additionally, one IHOP restaurant was closed during the period.

As of September 30, 2010, we performed our quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets (primarily our tradename). The IHOP Cafe restaurants that were closed were a limited test of a potential new format and the Applebee’s restaurant in China was the only one in that country and as such had no advantage of a larger-scale regional infrastructure. These closures were not deemed indicators of impairment to our goodwill or tradename.

Gain on Extinguishment of Debt

During the nine months ended September 30, 2010 and 2009, we recognized these gains on the early retirement of debt:

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

Loss (Gain) on Disposition of Assets

We recognized a net loss on individually insignificant dispositions of $0.9 million for the nine months ended September 30, 2010 compared to a gain of $7.3 million in the similar period of 2009. The 2009 gain primarily related to the franchising of seven Applebee’s restaurants in the New Mexico market.

Provision for Income Taxes

The effective tax rate was 33.6% for the nine-month period ended September 30, 2010. The effective tax rate was lower than the federal statutory rate of 35% primarily due to tax credits and the release of tax contingency reserves as a result of the expiration of statutes of limitations.  The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

Liquidity and Capital Resources

We incurred approximately $2.3 billion of securitized indebtedness in connection with the 2007 acquisition of Applebee’s, of which approximately $1.6 billion remained outstanding as of September 30, 2010. This indebtedness had an accelerated repayment date of 2012, subject to certain short-term extensions.

Refinancing

On October 20, 2010, we completed a refinancing of our existing securitized indebtedness (the “Refinancing”) using the following sources of funds:

•                  We borrowed $900 million under a senior secured term loan facility  (the “Term Facility”) maturing in October 2017, that will bear interest at an annual rate equal to a LIBOR based rate, subject to a floor of 150 basis points, plus a spread of 450 basis points; and

•                  We issued $825 million of senior unsecured notes (the “Notes”) at par that will mature in October 2018 with a coupon of 9.5% per annum.  Interest on the Company’s bonds is payable in the months of April and October of each year, beginning in April 2011.

These borrowings, along with cash on hand not required for operating needs and previously restricted cash becoming available concurrently with the retirement of the securitized debt totaled approximately $1.85 billion.

We used these funds in the following manner:

•                  Repaid the entire $1.595 billion face value of securitized indebtedness outstanding as of October 19, 2010;

•                  Paid $46 million of prepayment costs and tender premiums associated with the retirement;

•                  Redeemed 143,000 shares of our Series A Stock for $143 million;

•                  Paid a $6 million redemption premium plus $0.9 million of accrued and unpaid dividends associated with the              redemption of the Series A Stock; and

•                  Paid approximately $56 million of transaction costs related to the refinancing. These costs will be capitalized and amortized as non-cash interest expense over the weighted average 7.5-year life of the related indebtedness.

In addition, approximately $60 million of deferred financing costs associated with our previous securitized debt structure, including the remaining balance in Accumulated Other Comprehensive Income of a loss related to an interest rate swap designated as a cash flow hedge, will be written off in the fourth quarter of 2010. We will receive a tax benefit for both this amount and the $46 million of prepayment costs and tender premiums. The redemption premium and dividends associated with the Series A Stock will not be tax deductible.

On November 1, 2010, we used net proceeds of $27.6 million from the sale of 61 of 63 company-operated restaurants in Minnesota and parts of Wisconsin, as permitted under the Credit Agreement, along with $19.5 million in cash that previously had been restricted for the collateralization of letters of credit, to retire 44,800 additional shares of Series A Stock for $44.8 million. We paid a redemption premium of $1.8 million plus accrued and unpaid dividends in redeeming the additional shares.

We intend to use the proceeds from the sale of the remaining two company-operated restaurants in Minnesota to redeem the 2,200 shares of Series A Stock that remain outstanding following the two redemptions discussed above.

As a result of the Refinancing, we anticipate our annual cash interest expense on indebtedness will increase by approximately $24 million, or $14.5 million after tax, based on the initial amounts borrowed, current interest rates and a statutory tax rate of 40%. However, in light of the elimination of non-deductible preferred stock dividend payments, we anticipate the redemption of a significant majority of the outstanding Series A Stock will result in a net favorable impact of the Refinancing on our liquidity and fixed charges.

We may in the future enter into hedging agreements to mitigate the effect of changes in LIBOR on variable interest rates.

The material agreements entered into related to the Refinancing are included as Exhibit 4.1 and Exhibits 10.1and  10.2 of this Form 10-Q.

Credit Facilities

On October 8, 2010, we entered into a credit agreement with a group of lenders and financial institutions (the “Credit Agreement”) that established a senior secured credit facility consisting of the Term Facility and a $50 million senior secured revolving credit facility (the “Revolving Facility”) maturing in October 2015. The Revolving Facility will bear interest at the same rate as the Term Facility, although the 450 basis point spread for the Revolving Facility is subject to leverage-based step-downs. No amounts were borrowed under the Revolving Facility to effect the Refinancing.

The Revolving Facility will be utilized, among other purposes, to collateralize certain letters of credit we are required to maintain that were previously collateralized with restricted cash. Such collateralization does not constitute a borrowing under the Revolving Facility but does reduce the amount that can be borrowed under the Revolving Facility. Amounts so collateralized bear interest at the rate of 75 basis points per annum. Approximately $21 million of letters of credit were collateralized upon completion of the Refinancing.

The Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured credit facility by up to $250 million, provided that the aggregate amount of the commitments under the Revolving Facility may not exceed $150 million.

Mandatory Repayments

Loans under the Credit Agreement are subject to the following repayment requirements:

•               1% per year of principal balance;

•               50% of excess cash flow (as defined in the Credit Agreement), paid, at a minimum, on an annual basis; and

•               100% of asset sales and insurance proceeds (subject to certain exclusions).

There are no mandatory repayments of the Notes, although under certain conditions we may be required to repurchase Notes with excess proceeds of assets sales, as defined in the Indenture under which the Notes were issued.

Debt Covenants

Pursuant to the Credit Agreement we will be required to comply with a maximum consolidated leverage ratio and a minimum consolidated cash interest coverage ratio, beginning with the first quarter of 2011.  At that time, the Company’s required maximum consolidated leverage ratio of total debt (net of unrestricted cash not to exceed $75 million) to adjusted EBITDA, on a trailing four-quarter basis, will be 7.5x. Our required minimum ratio of adjusted EBITDA to consolidated cash interest, on a trailing four-quarter basis, will be 1.5x.  These thresholds are subject to step-downs or step-ups, as applicable, over time. There are no financial maintenance covenants associated with the Notes.

The Notes, the Term Facility and the Revolving Facility are also subject to affirmative and negative covenants considered customary for similar types of facilities, including, but not limited to, covenants with respect to incremental indebtedness, liens, restricted payments (including dividends), investments, affiliate transactions, and capital expenditures. These covenants are subject to a number of important limitations, qualifications and exceptions, including that during any time that the Notes maintain investment grade ratings, certain of these covenants will not be applicable to the Notes.

Franchising of Applebee’s Company-Operated Restaurants

We are continuing to pursue a strategy which transitions our current 80% franchised Applebee’s system to an approximately 98% franchised Applebee’s system, similar to IHOP’s 99% franchised system. In order to accomplish this strategy, we plan to franchise substantially all of the company-operated Applebee’s restaurants while retaining part of the Kansas City area as a research and development company market. This heavily franchised business model is expected to require less capital investment, improve margins and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the franchising of the restaurants. We consider a range of factors that could impact the likelihood of future franchise sales and possible proceeds from such sales. Accordingly, we may suspend or delay our plans to sell company-operated Applebee’s restaurants and we do not believe that such suspension or delay would have a material adverse impact on our liquidity.

Subject to certain exceptions, we are required to use the cash proceeds generated from future sales of Applebee’s company-operated restaurants to repay loans outstanding under the Credit Agreement. Accordingly, franchising of additional Applebee’s company-operated restaurants will result in a reduction of long-term debt and a reduction of related interest expense. Franchising of additional Applebee’s company-operated restaurants also will result in a reduction of general and administrative expenses and reduced requirements for capital investment and working capital.

There were no company-operated Applebee’s restaurants franchised during the nine months ended September 30, 2010. In July 2010, we entered into an asset purchase agreement for the sale of 63 company-operated restaurants in the Minnesota market, and the sale of 61of these restaurants was completed in October 2010. Net proceeds of $27.6 from this sale, as permitted under the Credit Agreement, were used to retire additional shares of Series A Stock. The sale of the remaining two restaurants is expected to close in the fourth quarter of fiscal 2010.

In October 2010, we announced the signing of asset purchase agreements for the sale of 20 company-operated Applebee’s restaurants located in the Roanoke and Lynchburg markets in Virginia and 36 company-operated Applebee’s restaurants located in the St. Louis, Missouri area and parts of Illinois. The agreements for the sale of these restaurants do not contain financing contingencies, but are subject to regulatory processes related to liquor license transfer and other customary closing conditions.  These transactions are expected to close in the fourth quarter of 2010 and the first quarter of 2011.

Our ability to pay the interest on our indebtedness, to make scheduled payments of principal and to fund planned capital expenditures will depend on future performance of our operations, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, we presently anticipate that our cash and cash equivalents, together with expected cash flows from operations and borrowing capacity under our Credit Agreement will be sufficient to meet our anticipated cash requirements for working capital, debt service requirements, capital expenditures and other obligations for at least the next 12 months.

Cash Flows

In summary, our cash flows were as follows:

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2010	2009	Variance
	(In millions)
Net cash provided by operating activities	$97.5	$102.9	$(5.4)
Net cash provided by investing activities	7.3	20.9	(13.6)
Net cash used in financing activities	(81.9)	(133.2)	51.3
Net increase (decrease) in cash and cash equivalents	$22.9	$(9.4)	$32.3

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

Cash provided by operating activities decreased $5.4 million, from $102.9 million for the nine months ended September, 2009 to $97.5 million for the nine months ended September 30, 2010. The primary reason for the decrease is net changes in working capital used cash of $26.2 million in 2010, while net changes in working capital used cash of $18.6 million in 2009.

The primary reasons for the unfavorable change in working capital were the timing of marketing payments, which were greater in 2010, partially offset by absence of retention payments that had been made in 2009.

Investing Activities

Net cash provided by investing activities of $7.3 million during the nine months ended September 30, 2010 was primarily attributable to $12.0 million in principal receipts from notes and equipment contracts receivable and $2.0 million in proceeds from sales of property and equipment, partially offset by $11.4 million in capital expenditures. Capital expenditures are expected to range between $18 million and $20 million in fiscal 2010.

Financing Activities

Financing activities used net cash of $81.9 million during the nine months ended September 30, 2010. Cash used in financing activities primarily consisted of $80.7 million in repayments of long-term debt, $17.1 million in dividend payments on Series A Stock and capital lease obligation and financing obligation repayments of $12.2 million. Of the long-term debt repayments, $61.8 million was related to the early retirement of securitization debt with excess cash and $18.9 million was related to scheduled repayments. Cash provided by financing activities resulted from a decrease of $25.4 million in restricted cash related to the securitizations and $2.5 million in proceeds from the exercise of stock options.

Dividends

The Company had accrued $0.2 million as dividends for the Series A Perpetual Preferred Stock as of October 3, 2010, the close of the third quarter of fiscal 2010.

The accreted value of the Series B Convertible Preferred Stock increased by $1.8 million during the nine months ended September 30, 2010.

Effective December 11, 2008, the Company suspended the payment of quarterly cash dividends to common shareholders for the foreseeable future in order to maximize the financial flexibility of the Company. Future dividend payments on the common shares may be resumed at the discretion of the Board of Directors after consideration of the Company’s earnings, financial condition, cash requirements, future prospects and other factors. Currently, in accordance with the Credit Agreement, no common stock dividends may be paid unless the consolidated leverage ratio is below 5.0x.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. During the first nine months of 2010, there were no significant changes in our estimates and critical accounting policies.

See Note 3, “Accounting Policies,” in the Notes to Consolidated Condensed Financial Statements for a discussion of recently adopted accounting standards and newly issued accounting standards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In cases of this type, conditional certification of the plaintiff class is granted under a lenient standard.  On January 15, 2009, the Company filed a motion seeking to have the class de-certified and the plaintiffs filed a motion for summary judgment, both of which were denied by the court.  The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri.  Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal. The Court of Appeals has agreed to hear the interlocutory appeal.  Briefing is complete; however, no date has been set for oral argument.

The Company believes it has strong defenses to the substantive claims asserted and intends to vigorously defend this case.  An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Item 1A.  Risk Factors.

We make reference to the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2010.  The risk factors remain the same except for those as set forth below:

General economic conditions that are largely out of our control could adversely affect our business, results of operations, liquidity and capital resources. Our business is dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee’s or IHOP restaurants. If our customers’ disposable income available for discretionary spending is reduced (because of circumstances such as job losses, credit constraints and higher housing, taxes, energy, interest or other costs) or where the perceived wealth of customers has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our business could experience lower sales and customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants or fast casual dining) or choose alternatives to dining out. Any resulting decreases in customer traffic or average value per transaction will negatively impact the financial performance of Applebee’s or IHOP company-operated restaurants, as reduced gross sales result in downward pressure on margins and profitability. These factors could also reduce gross sales at franchise restaurants, resulting in lower royalty payments from franchisees, and reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments as they become due. Reduction in cash flows from either company-operated or franchised restaurants could have a material adverse effect on our liquidity and capital resources.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. We have a significant amount of indebtedness which could have important consequences to our financial health.  For example, it could:

•                  make it more difficult for us to satisfy our obligations with respect to our debt;

•                  increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•                  require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  place us at a competitive disadvantage compared to our competitors that are not as highly leveraged;

•                  limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

•                  result in an event of default if we fail to satisfy our obligations under our debt or fail to comply with the financial and other restrictive covenants contained in our debt documents, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations.  In addition, we may incur substantial additional indebtedness in the future, including to fund acquisitions.  The terms of our indebtedness do not, and any future debt may not, fully prohibit us from doing so.  If new debt is added to our current debt levels, the related risks that we now face could intensify.

To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.  Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for the next few years.  We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs, including with respect to our other indebtedness.  In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly.  As we are required to satisfy amortization requirements under our senior secured credit facility or as other debt matures, we may also need to raise funds to refinance all or a portion of our debt when it becomes due.  We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all.  Our future operating performance and our ability to service, extend or refinance our debt will be subject to future economic conditions and to financial, business and other factors.

Our actual operating and financial results in any given period may differ from guidance we provide to the public, including our most recent public guidance.  From time to time, in press releases, SEC filings, public conference calls and other contexts, we have provided guidance to the public regarding current business conditions and our expectations for our future financial results.  We also expect that we will provide guidance periodically in the future.  Our guidance is based upon a number of assumptions, expectations and estimates that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In providing our guidance, we also make specific assumptions with respect to our future business decisions, some of which will change.  Our actual financial results, therefore, may vary from our guidance due to our inability to meet the assumptions upon which our guidance is based and the impact on our business of the various risks and uncertainties described in these risk factors and in our public filings with the SEC.  The variation of our actual results from our guidance may be material.  To the extent that our actual financial results do not meet or exceed our guidance, the trading prices of our securities may be materially adversely affected.

Our business strategy may not achieve the anticipated results. We expect to continue to apply a new business strategy that includes, among other things, (i) the franchising of more than 90% of the Applebee’s company-operated restaurants, (ii) specific changes in the manner in which our Applebee’s and IHOP businesses are managed and serviced, such as the February 2009 establishment of a purchasing cooperative, and the procurement of products and services from such purchasing cooperative, (iii) the possible introduction of new restaurant concepts and (iv) more generally, improvements to the overall performance of the Applebee’s business by applying some of the strategies we previously applied to the IHOP restaurant business. However, the Applebee’s business is different in many respects from the IHOP business. In particular, the Applebee’s restaurants are part of the casual dining segment of the restaurant industry whereas the IHOP restaurants are part of the family dining segment, and the Applebee’s business is larger, distributed differently across the United States and appeals to a somewhat different segment of the consumer market.  Therefore, there can be no assurance that the business strategy we apply to the Applebee’s business will be suitable or will achieve similar results to the application of such business strategy to the IHOP system. In particular, the franchising of Applebee’s company-operated restaurants may not improve the performance of such restaurants and may not reduce the capital expenditures or debt levels to the extent we anticipate or result in the other intended benefits of the strategy.  The actual benefit from the franchising of the Applebee’s company-operated restaurants is uncertain and may be less than anticipated.

As of September 30, 2010, we have franchised 110 of the Applebee’s company-operated restaurants acquired on November 29, 2007. There can be no assurance that we will be able to complete the refranchising of a substantial majority of the remaining 392 company-operated restaurants on terms that we and our creditors would consider desirable or within the anticipated time frame.  On July 23, 2010, we announced that we had entered into an asset purchase agreement, for the sale of 63 company-operated Applebee’s restaurants located in Minnesota and parts of Wisconsin.  On October 21, 2010, the sale of 61 of the 63 restaurants in Minnesota and Wisconsin was completed; the remaining sales are expected to close in the fourth quarter of fiscal 2010.  On October 11, 2010, we announced that we had entered into an asset purchase agreement, subject to customary conditions, for the sale of 20 company-operated Applebee’s restaurants located in the Roanoke and Lynchburg markets in  Virginia.  The transaction is expected to close in the fourth quarter of fiscal 2010.  In addition, also on October 11, 2010, we announced that we had entered into an asset purchase agreement for the sale of 36 company-operated Applebee’s restaurants located in the St. Louis, Missouri area and parts of Illinois.  The transaction is expected to close in the first quarter of fiscal 2011.  Following these transactions, Applebee’s will become an 86% franchised system.  The anticipated proceeds from the refranchising of the company-operated restaurants are based on current market values, recent comparable transaction valuations, and a number of other assumptions. The franchising of Applebee’s company-operated restaurants is not expected to be completed for several years. If market rents, comparable transaction valuations or other assumptions prove to be incorrect, the actual proceeds from the franchising of the company-operated restaurants may be different than anticipated. In addition, adverse economic, market or other conditions existing in the states in which company-operated restaurants are located may adversely affect our ability to execute the franchising transactions or to achieve the anticipated returns from such transactions. Market conditions may have changed at the time the franchising transactions occur. Finally, the operational improvement initiatives or purchasing initiatives may not be successful or achieve the desired results. In particular, there can be no assurance that the existing franchisees or prospective new franchisees will respond favorably to such initiatives.

We are subject to credit risk from our IHOP franchisees operating under our Previous Business Model, and a default by these franchisees may negatively affect our cash flows.  Of the 1,443 IHOP restaurants subject to franchise and area license agreements as of December 31, 2009, a total of 1,096 operate under the Company’s business model as it was in effect prior to 2003 (referred to as the Previous Business Model).  The Company was involved in all aspects of the development and financing of the IHOP restaurants established prior to 2003.  Under the Previous Business Model, the Company typically identified and leased or purchased the restaurant sites, built and equipped the restaurants and then franchised them to franchisees.  In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period.  Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous Business Model include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes.  If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under our notes and equipment contract receivables as well as outstanding franchise royalties that we typically receive from our other franchisees.  The higher amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous Business Model may negatively affect our cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 5, 2010 – August 1, 2010	2,293	$37.84	—	—
August 2, 2010 – August 29, 2010	—	—	—	—
August 30, 2010 – October 3, 2010	3,065	$33.21	—	—
Total	5,358	$35.19	—	—

(a)                      These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards. Such shares are purchased at the closing price of the Company’s common stock on the vesting date.

(b)                     The Company currently has no program to repurchase shares of its common stock.

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
4.1

Indenture dated as of October 19, 2010, by and among DineEquity, Inc., the guarantors party thereto and Wells Fargo Bank, National Association (Exhibit 4.1 to Registrant’s Form 8-K, filed October 21, 2010 is incorporated herein by reference).

10.1

Registration Rights Agreement dated as of October 19, 2010, by and among DineEquity, Inc., the guarantors thereto and Barclays Capital Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers (Exhibit to Registrant’s Form 8-K, filed October 21, 2010 is incorporated herein by reference).

10.2

Credit Agreement dated as of October 8, 2010, by and among DineEquity, Inc., Barclays Bank PLC, as administrative agent, Raymond James Realty, Inc., as Documentation Agent, Barclays Capital, as Joint Lead Arranger and Joint Book Manager, and Goldman Sachs Bank USA, as Joint Lead Arranger, Joint Book Manager and Syndication Agent, and the lenders and other financial institutions party thereto (Exhibit 10.2 to Registrant’s Form 8-K, filed October 21, 2010 is incorporated herein by reference).

10.3	Asset Purchase Agreement, Applebee’s Neighborhood Grill & Bar Restaurants located in the Minneapolis and Duluth Markets, dated July 23, 2010, including amendments and exhibits thereto.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DineEquity, Inc. (Registrant)

November 2, 2010	/s/ Julia A. Stewart
(Date)	Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

November 2, 2010	/s/ John F. Tierney
(Date)	John F. Tierney Chief Financial Officer (Principal Financial Officer)

November 2, 2010	/s/ Greggory Kalvin
(Date)	Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)