Form 10-K
period 2010-12-31
DineEquity, Inc
filed 2011-03-04
CIK 49754

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 2, 2010: $392.4 million.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 25, 2011
Common Stock, $.01 par value	18,255,662

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 18, 2011 (the "2011 Proxy Statement") are incorporated by reference into Part III.

DINEEQUITY, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2010

PART I

Item 1.    Business

Company Overview

        The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. (the "Company," "we," "our" or "us"). Our common stock is listed on the New York Stock Exchange ("NYSE") and trades under the ticker symbol "DIN." Our principal executive offices are located at 450 North Brand Boulevard, Glendale, California 91203-2306 and our telephone number is (818) 240-6055. Our internet address is www.dineequity.com.

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other filings with the U. S. Securities and Exchange Commission (the "SEC") are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not incorporated into this annual report. Further, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. In addition, the public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC.

        We have a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. For convenience, we refer to all fiscal years as ending on December 31 and all fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 weeks in our 2010 fiscal year, which ended on January 2, 2011; there were 53 weeks in our 2009 fiscal year, which ended on January 3, 2010; and there were 52 weeks in our 2008 fiscal year, which ended on December 28, 2008.

Background

        The first International House of Pancakes® ("IHOP") restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company or its predecessors have engaged in the development, operation and franchising of IHOP® restaurants. In November 2007, we completed the acquisition of Applebee's International, Inc. ("Applebee's"). We currently own, operate and franchise two restaurant concepts in the casual dining and family dining categories: Applebee's Neighborhood Grill and Bar® and IHOP. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, and, unless the context reflects otherwise, whether operated by franchisees, area licensees or the Company. Retail sales at restaurants that are operated by franchisees and area licensees are not attributable to the Company. Unless the context reflects otherwise, franchisees and area licensees are referred to collectively as franchisees and restaurants operated by them are referred to collectively as franchise restaurants. Based on our combined total of over 3,500 franchised or company-operated restaurants combined, we believe we are the largest full-service restaurant company in the world.

        This report should be read in conjunction with the cautionary statements on page 30 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.—Forward Looking Statements."

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

  Franchise Operations Segment

        As of December 31, 2010, the franchise operations segment consisted of 1,701 restaurants operated by Applebee's franchisees in the United States, one United States territory and 16 countries outside of the United States and 1,493 restaurants operated by IHOP franchisees and area licensees in the United States, two United States territories and two countries outside of the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products (primarily IHOP pancake and waffle dry-mixes) and the portion of the franchise fees allocated to IHOP and Applebee's intellectual property. Additionally, franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, Applebee's national advertising fund activity constitutes agency transactions and therefore is not recognized as franchise revenue and expense.

        Franchise operations expenses include IHOP advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.

  Company Operations Segment

        As of December 31, 2010, the company restaurant operations segment consisted of 309 company-operated Applebee's restaurants, 10 company-operated IHOP restaurants and one IHOP restaurant reacquired from a franchisee and operated by IHOP on a temporary basis until refranchised. All company-operated restaurants are in the United States.

        Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other restaurant operating costs.

  Rental Operations Segment

        Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The rental operations revenue and expenses are primarily generated by IHOP. Applebee's has an insignificant amount of rental activity that only relates to properties that are retained after franchising company-operated restaurants. Rental activity occurs until such time as the properties can be disposed of by sale.

  Financing Operations Segment

        Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

        Financial information for our four operating segments for the last three fiscal years is set forth in Note 22, Segment Reporting, of the Notes to the Consolidated Financial Statements included in this report. Revenue derived from all foreign countries, in the aggregate, comprises less than 1% of total consolidated revenue.

Restaurant Concepts

  Applebee's

        We develop, franchise and operate restaurants in the bar and grill segment of the casual dining category of the restaurant industry under the name "Applebee's Neighborhood Grill & Bar." With 2,010 system-wide restaurants as of December 31, 2010, Applebee's Neighborhood Grill & Bar is the

largest casual dining concept in the world, in terms of number of restaurants and market share(1). As of December 31, 2010, franchisees operated 1,701 of these restaurants and 309 restaurants were company-operated. The restaurants were located in 49 states, one United States territory and 16 countries outside of the United States.

(1)
Source: Nation's Restaurant News, "Special Report: Top 100," June 28, 2010 (based on U.S. system-wide sales in the casual dining category).

        Each Applebee's restaurant is designed as an attractive, friendly, neighborhood establishment featuring high quality, moderately-priced food, alcoholic and non-alcoholic beverage items, table service and a comfortable atmosphere. Applebee's restaurants appeal to a wide range of customers including young adults, senior citizens and families with children.

  Franchising

        Generally, franchise arrangements for Applebee's restaurants consist of a development agreement and separate franchise agreements for each franchised restaurant. Development agreements grant to the franchise developer the exclusive right to develop Applebee's restaurants in a designated geographical area over a specified period of time. The term of a domestic development agreement is generally 20 years. The development agreements typically provide for an initial development schedule of one to five years as agreed upon by the Company and the franchisee. At or shortly prior to the completion of the initial development schedule or any subsequent supplemental development schedule, the Company and the franchisee generally execute supplemental development schedules providing for the development of additional Applebee's restaurants in the franchise developer's exclusive territory.

        Prior to the opening of each new Applebee's restaurant, the franchisee and the Company enter into a separate franchise agreement for that restaurant. Our standard Applebee's franchise agreement provides for an initial term of 20 years and permits renewal for up to an additional 20 years upon payment of an additional franchise fee. Our current standard Applebee's franchise arrangement calls for an initial franchisee fee of $35,000 and a royalty fee equal to 4% of the restaurant's monthly net sales. We have agreements with a majority of our franchisees for Applebee's restaurants opened before January 1, 2000 which provide for royalty rates of 4% and extend the initial term of the franchise agreements until 2020. The terms, royalties and advertising fees under a limited number of franchise agreements and other franchise fees under older development agreements vary from the currently offered arrangements.

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

        We are pursuing a strategy to transition from our current 85% franchised system to an approximately 98% franchised system. In order to accomplish this strategy we plan to franchise substantially all of the company-operated Applebee's restaurants while retaining restaurants in one company market in Kansas City. This heavily franchised business model is expected to require less capital investment, improve margins, and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the franchising of the restaurants for the retirement of debt.

        As of December 31, 2010, we had 73 franchise groups, including 30 international franchise groups. We have generally selected franchisees that are experienced multi-unit restaurant operators. Many franchisees have operated or concurrently operate other restaurant concepts. Our franchisees operate Applebee's restaurants in 49 states in the United States, one United States territory and 16 countries outside of the United States. We have assigned development rights to the vast majority of domestic areas in all states except Hawaii and the company-operated markets.

  Domestic Franchising

        As of December 31, 2010, there were 1,553 domestic Applebee's franchise restaurants. During 2010, 14 domestic franchise restaurants opened, 14 domestic franchise restaurants closed and 83 company-operated restaurants were franchised. The number of restaurants held by an individual franchisee ranges from one to 269 restaurants. The table below sets forth information regarding the number of Applebee's restaurants owned by domestic franchisees as of December 31, 2010 as well as the total number of restaurants falling into each of the listed ownership ranges.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One to Ten	10	23%	61	4%
Eleven to Twenty-Five	14	33%	260	17%
Twenty-Six to Fifty	10	23%	381	25%
Fifty-One to One Hundred	7	16%	479	31%
One Hundred-One and over	2	5%	372	24%

Total(a)	43	100%	1,553	100%

(a)
Percentages may not add due to rounding.

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

        As of December 31, 2010, there were 30 international franchisees with 148 Applebee's restaurants; the number of restaurants operated by individual international franchisees ranged from one to 22. During 2010, 13 new international franchise restaurants were opened while four international franchise restaurants were closed. The success of further international expansion will depend on, among other things, local acceptance of the Applebee's concept and menu offerings and our ability to attract qualified franchisees and operating personnel. Our franchisees must comply with the regulatory requirements of the local jurisdictions.

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

        We maintain a Franchise Business Council which provides input about operations, marketing, product development and other aspects of restaurants for the purpose of improving the franchise system. As of December 31, 2010, the Franchise Business Council consisted of eight franchisee representatives and three members of our senior management team. One franchisee representative, the founder of Applebee's, is a member for life. The other franchisee representatives are elected by franchisees to staggered two-year terms. The Franchise Business Council is also responsible for the appointment of members to advisory committees related to marketing, restaurant operations, information technology and product development.

  Company-Operated Restaurants

        Historically, company-operated Applebee's restaurants have been clustered in targeted markets to increase consumer awareness and convenience and enable us to take advantage of operational, distribution and advertising efficiencies. We plan to continue to execute our strategy, initiated in 2008, of transitioning to an approximately 98% franchised system through the sale of company-operated restaurants to franchisees. The timing of completing this transition is subject to numerous variables, including qualifications of the prospective buyers, the economic climate in general and credit markets in particular, and the attainment of satisfactory valuations for each transaction.

        As of December 31, 2010, our company-operated Applebee's restaurants were located in the following areas:

Area
New England (includes Maine, Massachusetts, New Hampshire, New York, Rhode Island and Vermont)	66
Detroit/Southern Michigan	65
Virginia	39
St. Louis, Missouri/Illinois	56
Kansas City, Missouri/Kansas	34
Washington, D.C. (includes Maryland and Virginia)	30
Central Missouri/Kansas/Arkansas	12
Memphis, Tennessee	7

309

        In 2010, we completed the sale of 83 company-owned restaurants in two separate transactions: 63 restaurants in Minnesota and parts of Wisconsin and 20 restaurants in the Roanoke and Lynchburg markets in the state of Virginia. The sale of 61 of the 63 Minnesota restaurants closed in October 2010; the sale of the remaining two of the 63 closed in November 2010. The sale of the 20 Virginia restaurants closed in December 2010. As of December 31, 2010, we have franchised 193 company-operated restaurants since the transition process was begun in 2008. In 2010 we also signed asset purchase agreements for the sale of 36 restaurants in the St. Louis market area and 30 restaurants in the Washington, D.C. market. The sale of the St. Louis restaurants closed in January, 2011 and the sale of 29 of the 30 Washington, D.C. restaurants closed in February, 2011; the sale of the one remaining Washington, D.C. restaurant is expected to close before the end of the second fiscal quarter of 2011.

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

        There are currently 78 development agreements with 37 franchise groups in place covering the entire United States (except Hawaii and company-operated markets) and 14 development agreements with 12 franchise groups calling for restaurant development in foreign countries. As noted above, we are in the process of franchising the majority of our domestic company-operated restaurants. In conjunction with the franchising of these restaurants, we expect to enter into development agreements with the new franchisees setting forth requirements for additional development in each market.

        In 2011, we expect franchisees to open a total of between 24 to 28 new Applebee's franchise restaurants. We currently do not plan to open any domestic company-operated restaurants. The following table represents commitments for 2011-2012 by franchisees under development agreements to develop Applebee's restaurants. We disclose development commitments for only a two-year period as the Applebee's development agreements generally provide for a series of two-year development commitments after the initial development period.

	Contractual Opening of Restaurants by Year
	2011	2012
Domestic development agreements	18	16
International development agreements	9	7

Total	27	23

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

        In 2009, Applebee's entered into a non-exclusive endorsement agreement with Weight Watchers International, Inc. ("Weight Watchers") to offer Weight Watchers® branded menu items to our guests. Under the agreement, Applebee's and participating franchisees pay Weight Watchers a royalty equal to 2.5% of the proceeds from the sale of Weight Watchers-endorsed items on the Applebee's menu. The agreement has been extended through at least October 2011.

  Marketing and Advertising

        Applebee's has historically concentrated its advertising and marketing efforts primarily on food-specific promotions, as well as on Weight Watchers, Carside To Go™ and other Applebee's branded messaging. Our advertising and marketing includes national, regional and local expenditures, utilizing primarily television, radio, direct mail and print media, as well as alternative channels such as the Internet, social media, product placements and the use of third-party retailers to market our gift cards. For the year ended December 31, 2010, approximately 4% of Applebee's company restaurant sales were allocated for marketing activities. This amount includes contributions to the national advertising fund, which develops and funds the national promotions and the development of television and radio commercials and print advertising materials. We focus the remainder of our company-operated restaurant marketing expenditures on local marketing in areas with company-operated restaurants.

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

  Purchasing Cooperative

        In February 2009, Centralized Supply Chain Services, LLC ("CSCS" or the "Co-op"), an independent cooperative entity, was formed to operate as a purchasing cooperative for the operators of Applebee's and IHOP domestic restaurants who have chosen to join the Co-op. The Company has appointed CSCS as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. The Company (as a restaurant operator) is a member of CSCS and has committed to purchase substantially all goods, equipment and distribution services for company-operated restaurants through the CSCS supply chain program. CSCS combines the purchasing volume for goods, equipment and distribution services within and across the Applebee's and IHOP concepts. Its mission is to achieve for its members the benefit of continuously available goods, equipment and distribution services in adequate quantities at the lowest possible sustainable prices. The operations of CSCS are funded by a separately stated administrative fee added to one or more products purchased by operators. As of December 31, 2010, 100% of Applebee's franchise restaurants and 96% of IHOP franchise restaurants were members of CSCS.

        We believe the larger scale provided by combining the supply chain requirements of both brands provides continuing cost savings and efficiencies while helping to ensure compliance with Company quality and safety standards. We also believe that the Co-op will result in closer alignment of interests and a stronger relationship with our franchisees.

  IHOP

        We develop, franchise and operate restaurants in the family dining category of the restaurant industry under the names "IHOP" and "International House of Pancakes." As of December 31, 2010, there were a total of 1,504 IHOP restaurants of which 1,329 were subject to franchise agreements, 164 were subject to area license agreements and 11 were company-operated restaurants. Franchisees and area licensees are independent third parties who are licensed by us to operate their restaurants using our trademarks, operating systems and methods and offer a broad range of entrees, appetizers, desserts and non-alcoholic beverages specified by IHOP, including our award-winning pancakes. We own and operate ten IHOP restaurants in the Cincinnati market primarily for testing new remodel designs, new menu items equipment, new operational procedures systems and new marketing, brand and design elements. In addition we may also operate, from time to time on a temporary basis until refranchised, IHOP restaurants that we reacquire for a variety of reasons from IHOP franchisees. There was one such restaurant included as a company-operated restaurant as of December 31, 2010. IHOP restaurants are located in all 50 states of the United States, in the District of Columbia, Puerto Rico and the United States Virgin Islands and internationally in Canada and Mexico.

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

  Franchising

        Franchised restaurants include both company-financed and franchisee-financed development. For clarity of presentation, the discussion below is separated between those activities specific to the Company's business model as it was in effect prior to 2003 (the "Previous Business Model") and those adopted in January 2003 (the "Current Business Model"). As discussed in greater detail below, under the Previous Business Model the Company developed a substantial majority of all IHOP restaurants with the intention of leasing them to franchisees. Under the Current Business Model substantially all new IHOP restaurants are developed by franchise developers with the intention of operating them as franchised restaurants.

  Current Business Model

        Under our Current Business Model, a potential franchisee first negotiates and enters into a single-store development agreement or a multi-store development agreement with the Company and, upon completion of a prescribed approval procedure, is primarily responsible for the development and financing of one or more new IHOP franchised restaurants. In general, we do not provide any financing with respect to the franchise fee or otherwise under the Current Business Model. The franchise developer uses its own capital and financial resources along with third-party financial sources arranged for by the franchise developer to purchase or lease a restaurant site, build and equip the business and fund its working capital needs. The principal terms of the franchise agreements entered into under the Previous Business Model and the Current Business Model, including the franchise royalties and the franchise advertising fees, are substantially the same except with respect to the terms relating to the franchise fee. Of the 1,493 IHOP restaurants subject to franchise and area license agreements as of December 31, 2010, a total of 397 operate under the Current Business Model.

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

  Previous Business Model

        IHOP franchised restaurants established prior to 2003 under our Previous Business Model were generally developed by the Company. The Company was involved in all aspects of the development and financing of the restaurants. Under the Previous Business Model, the Company typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Of the 1,493 IHOP restaurants subject to franchise and area license agreements as of December 31, 2010, a total of 1,096 operate under the Previous Business Model.

        The revenues received from a restaurant franchised under the Previous Business Model include: (a) the franchise fee, a portion of which (typically 20%) was paid upon execution of the franchise agreement; (b) interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes and from the equipment notes; (c) franchise royalties typically equal to 4.5% of weekly gross sales; (d) lease or sublease rents for the restaurant property and building; (e) rent under an equipment lease; (f) revenues from the sale of pancake and waffle dry-mixes; and (g) franchise advertising fees as described above.

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

  Area License Agreements and International Franchise Agreements

        We have entered into three long-term area license agreements covering the state of Florida and certain counties in the state of Georgia and the province of British Columbia, Canada. As of December 31, 2010, the area licensees for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 152 IHOP restaurants, and the area licensees for the province of British Columbia, Canada operated or sub-franchised a total of 12 IHOP restaurants. The area license agreements provide for royalties ranging from 0.5% to 2.0% of gross sales and advertising fees equal to 0.25% of gross sales. The area license agreements provide the licensees with the right to develop new IHOP restaurants in their respective territories. We also derive revenues from the sale of proprietary products to these area licensees and in certain instances their sub-franchisees. We treat the revenues from our area licensees as franchise operations revenues for financial reporting purposes.

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

  Company-Operated Restaurants

        Company-operated IHOP restaurants are essentially comprised of our IHOP-owned restaurants in the Cincinnati, Ohio market. In addition, from time to time, franchise restaurants may be returned by franchisees to us and these restaurants may be operated by us for an indefinite period until they can be refranchised. As of December 31, 2010, there were a total of 11 company-operated restaurants, 10 of which were located in the Cincinnati market. One was a former franchise restaurant being operated temporarily by us as of December 31, 2010 that was refranchised in January 2011.

        We utilize the company-operated restaurants in the Cincinnati market primarily for testing of new remodel designs, new menu items and equipment, new operational procedures and new marketing, brand and design elements.

  Restaurant Development

        The Current Business Model relies on franchisees to obtain their own financing to develop IHOP restaurants. We review and approve the franchisees' proposed sites but do not contribute capital or become the franchisees' landlord. Under the Current Business Model, substantially all new IHOP restaurants are financed and developed by franchisees or area licensees. In 2010, our franchisees and area licensees financed and developed 64 new restaurants. We do not currently intend to build additional company-operated IHOP restaurants in the Cincinnati market.

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

  Future Restaurant Development

        In 2010, IHOP entered into 17 franchise development agreements for the development of 67 IHOP restaurants. As of December 31, 2010, we had signed commitments and options from franchisees to build 332 IHOP restaurants over the next 19 years, comprised of 12 restaurants under single-store or non-traditional development agreements, 188 restaurants under multi-store development agreements and 28 restaurants under international development agreements. The signed agreements include options to build an additional 104 restaurants over the next 17 years.

        In 2011, we expect to open a total of 55 to 65 new IHOP restaurants, including 50 to 55 restaurants under domestic franchise agreements and six to eight restaurants outside the United States.

        The following table represents our IHOP restaurant development commitments, including options, as of December 31, 2010:

Contractual Openings of Restaurants by Year	Number of Signed Agreements at 12/31/10	2011	2012	2013	2014	2015 and thereafter	Total
Single-store development agreements	11	11	—	—	—	—	11
Non-traditional development agreements	1	1	—	—	—	—	1
Multi-store development agreements	67	57	40	29	24	38	188
Multi-store development options	8	1	1	—	2	63	67
International territorial agreements	6	7	2	4	3	12	28
International territorial options	5	1	1	3	2	30	37

Total	98	78	44	36	31	143	332

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

  Composition of Franchise System

        The number of restaurants held by an individual franchisee ranges from one to 60 restaurants. The table below sets forth information regarding the number of IHOP restaurants owned by domestic franchisees as of December 31, 2010 as well as the total number of restaurants falling into each of the listed ranges.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One	188	51%	188	14%
Two to Five	124	34%	349	26%
Six to Ten	31	8%	235	18%
Eleven to Fifteen	12	3%	148	11%
Sixteen and over	15	4%	409	31%

Total(a)	370	100%	1,329	100%

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

        Beginning in 2005, we and the franchisees reallocated a portion of the local advertising fees to national media in order to take advantage of buying efficiencies associated with national broadcast, syndication and cable media. For 2010 and 2009 the franchisees agreed to reallocate 62% of their local advertising fees, an increase from approximately 50% in 2008. As a result, more of our television advertising was seen on national broadcast, syndication and cable media.

        In 2009, we expanded the scope of our gift card program by utilizing third-party retailers to market our gift cards. We further expanded our gift card program in 2010 by increasing our third-party retailer base to market our gift cards as well as now offering our gift cards through a national scrip program allowing an additional presence at over 15,000 non-profit organizations across the United States.

  Supply Chain

        IHOP has entered into supply contract and pricing agreements for most major products carried in IHOP restaurants to ensure the availability of quality products at competitive prices. Pancake and waffle dry mixes are supplied by a single supplier. In some instances, IHOP is required to enter into commitments to purchase food and other items on behalf of the IHOP system as a whole for the purpose of supplying limited time promotions. Over 96% of IHOP franchise restaurants are members of CSCS, an independent purchasing cooperative to manage procurement activities for domestic Applebee's and IHOP restaurants choosing to join the cooperative (see "Purchasing Cooperative" on page 8).

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

        IHOP competes in the family dining segment against national and multi-state operators such as Denny's, Cracker Barrel Old Country Store, Bob Evans Restaurants and Perkins Restaurant and Bakery. In addition, there are many independent restaurants and diners across the country in the family dining segment. Family dining restaurants offer full table service, typically do not have bars or serve liquor, and usually offer breakfast in addition to lunch and dinner items. IHOP is the largest family dining brand in the world in terms of system-wide sales(2).

(2)
Source: Nation's Restaurant News, "Special Report: Top 100," June 28, 2010 (based on U.S. system-wide sales in the family dining category).

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

Trademarks and Service Marks

        We own the rights to the "Applebee's Neighborhood Grill & Bar®" service mark and certain variations thereof and to other service marks used in our Applebee's system in the United States and in various foreign countries. In addition, we own trademarks and service marks used in the IHOP system, including "International House of Pancakes®," "IHOP®" and variations of each, as well as "The Never Empty Coffee Pot®," "Rooty Tooty Fresh 'N Fruity®," "Harvest Grain 'N Nut®," and "Come Hungry, Leave Happy®." We have registered or applied to register our material trademarks and service marks with the United States Patent and Trademark Office. We also register new trademarks and service marks from time to time. We will protect our trademarks and service marks by appropriate legal action when necessary.

Seasonal Operations

        We do not consider our operations to be seasonal to any material degree.

Government Regulation

        We are subject to Federal Trade Commission ("FTC") regulation and a number of state laws which regulate the offer and sale of franchises. We also are subject to a number of state laws which regulate substantive aspects of the franchisor- franchisee relationship. The FTC's Trade Regulation Rule on Franchising, as amended (the "FTC Rule"), requires us to furnish to prospective franchisees a Franchise Disclosure Document containing information prescribed by the FTC Rule.

        State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a number of states. State laws that regulate the offer and sale of franchises require registration of the franchise offering with the state authorities. Those states that regulate the franchise relationship generally require that the franchisor deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, limit the imposition of unreasonable standards of performance on a franchisee and regulate discrimination against franchisees with respect to charges, royalty fees or other fees. Although such laws may restrict a franchisor in the termination and/or non-renewal of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination and/or non-renewal, advance notice to the franchisee of the termination or non-renewal, an opportunity to cure a default and a repurchase of inventory or other compensation upon termination, these provisions have not historically had a significant effect on our franchise operations.

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

        In March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by adjusting the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and also a requirement that certain large employers offer coverage to their employees or pay a financial penalty. We are evaluating the impact the new law will have on our business. Although we cannot predict with certainty the financial and operational impacts the new law will have on us, we expect that our expenses will increase over the long term as a result of this legislation, and any such increases could adversely affect our business, cash flows, financial condition and results of operations.

        In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. The State of California, New York City and a growing number of other jurisdictions around the United States have adopted regulations requiring that chain restaurants include calorie information on their menus or make other nutritional information available. The recently-enacted United States health care reform law included nation-wide menu labeling and nutrition disclosure requirements as well. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may result in increased costs of compliance with the requirements and may also change customer buying habits in a way that adversely impacts our sales.

Environmental Matters

        We are not aware of any federal, state or local environmental laws or regulations that are likely to materially impact our revenues, cash flow or competitive position, or result in any material capital expenditure. However, we cannot predict the effect of possible future environmental legislation or regulations.

Employees

        At December 31, 2010, we employed approximately 17,700 employees, of whom approximately 650 were full-time, non-restaurant, corporate personnel. Our employees are not presently represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our relations with employees are good.

Item 1A.    Risk Factors.

  General

        This Item 1A. includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements included in Item 7.

        The occurrence of any of the events discussed in the following risk factors may adversely affect, possibly in a material manner, our business, financial condition and results of operations, which may adversely affect the value of our shares of Common Stock or Preferred Stock.

        Our business is affected by general economic conditions that are largely out of our control.    Our business is dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee's or IHOP restaurants. If our customers' disposable income available for discretionary spending is reduced (because of circumstances such as job losses, credit constraints and higher housing, taxes, energy, interest or other costs) or if the perceived wealth of customers decreases (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our business could experience lower sales and customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants or fast casual dining) or choose alternatives to dining out. Any resulting decreases in customer traffic or average value per transaction will negatively impact the financial performance of Applebee's or IHOP company-operated restaurants, as reduced gross sales result in downward pressure on margins and profitability. These factors could also reduce gross sales at franchise restaurants, resulting in lower royalty payments from franchisees, and could reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments as they become due.

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

        In addition, we may incur substantial additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we now face could intensify.

        To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.    There is no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs, including with respect to our other indebtedness. As we are required to satisfy amortization requirements under our senior secured credit facility or as other debt matures, we may also need to raise funds to refinance all or a portion of our debt when it becomes due. Further, there is no assurance that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service, extend or refinance our debt will be subject to future economic conditions and to financial, business and other factors.

        Declines in our financial performance could result in additional impairment charges in future periods.    United States generally accepted accounting principles ("U.S. GAAP") require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions as to same-restaurant sales trends, future development plans and brand-enhancing initiatives, among other things. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. As of December 31, 2010 our total stockholders' equity was $83.6 million. A significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could result in a deficit balance in stockholders' equity. While such a deficit balance would not create an incident of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.

        Our actual operating and financial results in any given period may differ from guidance we provide to the public, including our most recent public guidance.    From time to time, in press releases, SEC filings, public conference calls and other contexts, we have provided guidance to the public regarding current business conditions and our expectations for our future financial results. We expect that we will provide guidance periodically in the future. Our guidance is based upon a number of assumptions, expectations and estimates that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In providing our guidance, we also make various assumptions with respect to our future business decisions, some of which will change. Our actual financial results, therefore, may vary from our guidance due to our inability to meet the assumptions upon which our guidance is based and the impact on our business of the various risks and uncertainties described in these risk factors and in our public filings with the SEC. Variances between our actual results and our guidance may be material. To the extent that our actual financial results do not meet or exceed our guidance, the trading prices of our securities may be materially adversely affected.

        The restaurant industry is highly competitive, and that competition could lower our revenues, margins and market share.    The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants. The restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food. Each Applebee's and IHOP restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as independent businesses. The trend toward convergence in grocery, deli, and restaurant services may increase the number and variety of Applebee's and IHOP restaurants' competitors. In addition to the prevailing baseline level of competition, major market players in non-competing industries may choose to enter the food services market. Such increased competition could have a material adverse effect on the financial condition and results of operations of Applebee's or IHOP restaurants in affected markets. Applebee's and IHOP restaurants also compete with other restaurant chains for qualified management and staff, and we compete with other restaurant chains for available locations for new restaurants. Applebee's and IHOP restaurants also face competition from the introduction of new products and menu items by competitors, as well as substantial price discounting, and are likely to face such competition in the future. The future success of new products, initiatives and overall strategies is highly difficult to predict and will be influenced by competitive product offerings, pricing and promotions offered by competitors. Our ability to differentiate the Applebee's and IHOP brands from their competitors, which is in part limited by the advertising monies available to us and by consumer perception, cannot be assured. These factors could reduce the gross sales or profitability at Applebee's or IHOP restaurants, which would reduce the revenues generated by company-owned restaurants and the franchise payments received from franchisees.

        Our business strategy may not achieve the anticipated results.    We expect to continue to apply a business strategy that includes, among other things, (i) the franchising of more than 90% of the Applebee's company-operated restaurants, (ii) specific changes in the manner in which our Applebee's and IHOP businesses are managed and serviced, such as the February 2009 establishment of a purchasing cooperative, and the procurement of products and services from such purchasing cooperative, (iii) the possible introduction of new restaurant concepts and (iv) more generally, improvements to the overall performance of the Applebee's business by applying some of the strategies we previously applied to the IHOP restaurant business. However, the Applebee's business is different in many respects from the IHOP business. In particular, the Applebee's restaurants are part of the casual dining segment of the restaurant industry whereas the IHOP restaurants are part of the family dining segment, and the Applebee's business is larger, distributed differently across the United States and appeals to a somewhat different segment of the consumer market. Therefore, there can be no assurance that the business strategy we apply to the Applebee's business will be suitable or will achieve similar results to the application of such business strategy to the IHOP system. In particular, the franchising of Applebee's company-operated restaurants may not improve the performance of such restaurants and may not reduce the capital expenditures or debt levels to the extent we anticipate or result in the other intended benefits of the strategy. The actual benefit from the franchising of the Applebee's company-operated restaurants is uncertain and may be less than anticipated.

        As of December 31, 2010, we have franchised 193 of the Applebee's company-operated restaurants acquired on November 29, 2007. There can be no assurance that we will be able to complete the refranchising of a substantial majority of the remaining 309 company-operated restaurants on terms that we and our creditors would consider desirable or within the anticipated time frame. On October 11, 2010, we announced that we had entered into an asset purchase agreement for the sale of 36 company-operated Applebee's restaurants located in the St. Louis, Missouri area and parts of Illinois. The transaction closed in January 2011. On December 6, 2010, we announced that we had entered into an asset purchase agreement for the sale of 30 company-operated Applebee's restaurants located in Washington D.C. and surrounding areas. The sale of 29 of these 30 restaurants closed in February 2010. Following these transactions, Applebee's is an 88% franchised system. The anticipated proceeds from the refranchising of the company-operated restaurants are based on current market values, recent comparable transaction valuations, and a number of other assumptions. The franchising of Applebee's company-operated restaurants is not expected to be completed for several years. If market rents, comparable transaction valuations or other assumptions prove to be incorrect, the actual proceeds from the franchising of the company-operated restaurants may be different than anticipated. In addition, adverse economic, market or other conditions existing in the states in which company-operated restaurants are located may adversely affect our ability to execute the franchising transactions or to achieve the anticipated returns from such transactions. Market conditions may have changed at the time the franchising transactions occur. Finally, the operational improvement initiatives or purchasing initiatives may not be successful or achieve the desired results. In particular, there can be no assurance that the existing franchisees or prospective new franchisees will respond favorably to such initiatives.

        Our performance is subject to risks associated with the restaurant industry.    The sales and profitability of our restaurants and, in turn, payments from our franchisees may be negatively impacted by a number of factors, some of which are outside of our control. The most significant are:

  •
  declines in comparable store sales growth rates due to: (i) failing to meet customers' expectations for food quality and taste or to innovate new menu items to retain the existing customer base and attract new customers; (ii) competitive intrusions in our markets; (iii) opening new restaurants that cannibalize the sales of existing restaurants; (iv) failure of national or local marketing to be effective; (v) weakening national, regional and local economic conditions; and (vi) natural disasters or adverse weather conditions.

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

        We may experience shortages or interruptions in the supply or delivery of food.    Our franchised and company-operated restaurants are dependent on frequent deliveries of fresh produce, groceries and other food and beverage products. This subjects us to the risk of shortages or interruptions in food and beverage supplies which may result from a variety of causes including, but not limited to, shortages due to adverse weather, labor unrest, political unrest, terrorism, outbreaks of food-borne illness, disruption of operation of production facilities or other unforeseen circumstances. Such shortages could adversely affect our revenue and profits. The inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. While the supply of pancake and waffle dry mixes is generally available, we currently obtain our pancake and dry mixes from a single supplier. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the profits generated by company-operated restaurants or the payments we receive from franchisees.

        Changing health or dietary preferences may cause consumers to avoid Applebee's and IHOP's products in favor of alternative foods.    The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, and the impact on consumer eating habits of new information regarding diet, nutrition and health. Our franchise development and system-wide sales depend on the sustained demand for our products, which may be affected by factors we do not control. Changes in nutritional guidelines issued by the United States Department of Agriculture, issuance of similar guidelines or statistical information by federal, state or local municipalities, or academic studies, among other things, may impact consumer choice and cause consumers to select foods other than those that are offered by Applebee's or IHOP restaurants. We may not be able to adequately adapt Applebee's or IHOP restaurants' menu offerings to keep pace with developments in consumer preferences, which may result in reductions to the revenues generated by our company-operated restaurants and the franchise payments we receive from franchisees.

        Factors outside our control may harm our brands' reputation.    The success of our restaurant business is largely dependent upon brand recognition and the strength of our franchise systems. The continued success of our company-operated restaurants and our franchisees will be directly dependent upon the maintenance of a favorable public view of the Applebee's and IHOP brands. Negative publicity (e.g., crime, scandal, litigation, on-site accidents and injuries or other harm to customers) at a single Applebee's or IHOP location can have a substantial negative impact on the operations of all restaurants within the Applebee's or IHOP system. Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, but particularly regarding food quality, food-borne illness, food tampering, obesity, injury or other health concerns with respect to certain foods, whether or not accurate or valid. The risk of food-borne illness or food tampering cannot be completely eliminated. Any outbreak of food-borne illness or other food-related incidents attributed to Applebee's or IHOP restaurants or within the food service industry or any widespread negative publicity regarding the Applebee's or IHOP brands or the restaurant industry in general could harm our reputation. Although the Company maintains liability insurance, and each franchisee is required to maintain liability insurance pursuant to its franchise agreements, a liability claim could injure the reputation of all Applebee's or IHOP restaurants, whether or not it is ultimately successful.

        We and our franchisees are subject to a variety of litigation.    We and our franchisees are subject to complaints or litigation from guests alleging illness, injury or other food quality, food safety, health or operational concerns. We and our franchisees are also subject to "dram shop" laws in some states pursuant to which we and our franchisees may be subject to liability in connection with personal injuries or property damages incurred in connection with wrongfully serving alcoholic beverages to an intoxicated person. We may also initiate legal proceedings against franchisees for breach of the terms of their franchise agreements. Such claims may reduce the profits generated by company-operated restaurants and the ability of franchisees to make payments to us. These claims may also reduce the ability of franchisees to enter into new franchise agreements with us. Although our franchise agreements require our franchisees to defend and indemnify us, we may be named as a defendant and sustain liability in legal proceedings against franchisees under the doctrines of vicarious liability, agency, negligence or otherwise.

        Ownership of real property exposes us to potential environmental liabilities.    The ownership of real property exposes us to potential environmental liabilities from United States federal, state and local governmental authorities and private lawsuits by individuals or businesses. The potential environmental liabilities in connection with the ownership of real estate are highly uncertain. We currently do not have actual knowledge of any environmental liabilities that would have a material adverse effect on the Company. From time to time, we have experienced some non-material environmental liabilities resulting from environmental issues at our properties. While we are unaware of any material environmental liabilities, it is possible that material environmental liabilities relating to our properties may arise in the future.

        Matters involving employees at certain company-operated restaurants expose us to potential liability.    We are subject to United States federal, state and local employment laws that expose us to potential liability if we are determined to have violated such employment laws. Failure to comply with federal and state labor laws pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor requirements, sales taxes and other employment-related matters may have a material adverse effect on our business or operations. In addition, employee claims based on, among other things, discrimination, harassment or wrongful termination may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such employment laws are difficult to quantify.

        Our failure or the failure of our franchisees to comply with federal, state and local governmental regulations may subject us to losses and harm our brands.    The restaurant industry is subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages and those relating to building and zoning requirements and employment. We are also subject to licensing and regulation by state and local departments relating to the service of alcoholic beverages, health, sanitation, fire and safety standards, and to laws governing relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. We are also subject to laws and regulations, which vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation. In connection with the continued operation or remodeling of certain restaurants, we or our franchisees may be required to expend funds to meet federal, state and local and foreign regulations. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such laws could have an adverse effect on our results of operations. We are subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws contain provisions that supersede the terms of franchise agreements, including provisions concerning the termination or non-renewal of a franchise. Some state franchise laws require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and the franchisees. Changes in, and the cost of compliance with, government regulations could have a material effect on operations.

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

        We and our franchisees also must comply with Title III of the Americans with Disabilities Act (the "ADA"). Compliance with the ADA generally requires that public spaces provide reasonable accommodation to disabled individuals and that new commercial spaces or modifications of commercial spaces conform to specific accessibility guidelines unless materially unfeasible. Although newer restaurants are designed to meet the ADA construction standards, some older restaurants may not meet the ADA standards. A finding of noncompliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants or additional capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely affect our revenue or profits.

        In March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by adjusting the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and also a requirement that certain large employers offer coverage to their employees or pay a financial penalty. We are evaluating the impact the new law will have on our business. While as the result of our heavily franchised business model we may have fewer employees than a less-franchised competitor, we have nearly 18,000 employees as of December 31, 2010. Although we cannot predict with certainty the financial and operational impacts the new law will have on us, we expect that our expenses will increase over the long term as a result of this legislation, and any such increases could adversely affect our business, cash flows, financial condition and results of operations. Our United States franchisees face the potential of similar adverse effects, and many of them are small business owners who may have significant difficulty absorbing the increased costs.

        In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. The State of California (the state in which the largest number of our restaurants, 340 as December 31, 2010, are located), New York City and a growing number of other jurisdictions around the United States have adopted regulations requiring that chain restaurants include calorie information on their menus or make other nutritional information available. The recently-enacted United States health care reform law included nation-wide menu labeling and nutrition disclosure requirements as well. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may result in increased costs of compliance with the requirements and may also change customer buying habits in a way that adversely impacts our sales.

        Restaurant development plans under development agreements may not be implemented effectively.    We rely on franchisees to develop Applebee's and IHOP restaurants. Restaurant development involves substantial risks, including the following:

  •
  the availability of suitable locations and terms for potential development sites;

  •
  the ability of franchisees to fulfill their commitments to build new restaurants in the numbers and the time frames specified in their development agreements;

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

        Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater credit risk.    As of December 31, 2010, Applebee's franchisees operated 1,553 Applebee's restaurants in the United States, comprising 83% of the total Applebee's restaurants in the United States. Of those restaurants, the nine largest Applebee's franchisees owned 851 restaurants, representing 55% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of credit risk in respect of such franchisees because their financial obligations to us are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experiences financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements including payments to us and the maintenance and improvement of its restaurants. If any of these franchisees are subject to bankruptcy or insolvency proceedings, a bankruptcy court may prevent the termination of the related franchise agreements and development agreements. Any franchisee that is experiencing financial difficulties may also be unable to participate in implementing changes to our business strategy. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with its other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. The franchising of most of the company-operated Applebee's restaurants that is part of our strategy may increase the degree of concentration of franchised Applebee's restaurants because the existing franchisees are the likely candidates to acquire company-operated restaurants. The concentration of the franchised Applebee's restaurants in a limited number of franchisees also may reduce our negotiating power with respect to the terms of sale of the company-operated Applebee's restaurants. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurant may be materially adversely affected.

        We are subject to credit risk from our IHOP franchisees operating under our Previous Business Model, and a default by these franchisees may negatively affect our cash flows.    Of the 1,493 IHOP restaurants subject to franchise and area license agreements as of December 31, 2010, a total of 1,096 operate under the Previous Business Model. The Company was involved in all aspects of the development and financing of the IHOP restaurants established prior to 2003. Under the Previous Business Model, the Company typically identified and leased or purchased the restaurant sites, built and equipped the restaurants and then franchised them to franchisees. In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous Business Model include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under our notes and equipment contract receivables as well as outstanding franchise royalties. The higher amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous Business Model may negatively affect our cash flows.

        Termination or non-renewal of franchise agreements may disrupt restaurant performance.    Each franchise agreement is subject to termination by us in the event of default by the franchisee after applicable cure periods. Upon the expiration of the initial term of a franchise agreement, the franchisee generally has an option to renew the franchise agreement for an additional term. There is no assurance that franchisees will meet the criteria for renewal or will desire or be able to renew their franchise agreements. If not renewed, a franchise agreement, and payments required thereunder, will terminate. We may be unable to find a new franchisee to replace such lost revenues. Furthermore, while we will be entitled to terminate franchise agreements following a default that is not cured within the applicable grace period, if any, such termination may disrupt the performance of the restaurants affected.

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

        Franchisees generally are not "limited purpose entities," making them subject to business, credit, financial and other risks.    Franchisees may be natural persons or legal entities. Franchisees are often not "limited-purpose entities," making them subject to business, credit, financial and other risks which may be unrelated to the operations of Applebee's or IHOP restaurants. These unrelated risks could materially and adversely affect a franchisee and its ability to make its franchise payments in full or on a timely basis. Any such decrease in franchise payments may have a material adverse effect on us. See the Risk Factor titled "An insolvency or bankruptcy proceeding involving a franchisee could prevent the collection of payments or the exercise of rights under the related franchise agreement," below.

        An insolvency or bankruptcy proceeding involving a franchisee could prevent the collection of payments or the exercise of rights under the related franchise agreement.    An insolvency proceeding involving a franchisee could prevent us from collecting payments or exercising any of our other rights under the related franchise agreement. In particular, the protection of the statutory automatic stay that arises under Section 362 of the United States Bankruptcy Code upon the commencement of a bankruptcy proceeding by or against a franchisee would prohibit us from terminating a franchise agreement previously entered into with a franchisee. Furthermore, a franchisee that is subject to bankruptcy proceedings may reject the franchise agreement in which case we would be limited to a general unsecured claim against the franchisee's bankruptcy estate on account of breach-of-contract damages arising from the rejection. Payments previously made to us by a franchisee that is subject to a bankruptcy proceeding also may be recoverable on behalf of the franchisee as a preferential transfer under the United States Bankruptcy Code.

        The number and quality of franchisees is subject to change over time, which may negatively affect our business.    Our Applebee's business is highly concentrated in a limited number of franchisees. We cannot guarantee the retention of any, including the top performing, franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber. The quality of existing franchisee operations may be diminished by factors beyond our control, including franchisees' failure or inability to hire or retain qualified managers and other personnel. Training of managers and other personnel may be inadequate. These and other such negative factors could reduce the franchisee's restaurant revenues, impact payments under the franchise agreements and could have a material adverse effect on us. In the case of Applebee's, these negative factors would be magnified by the limited number of existing franchisees.

        The inability of franchisees to fund capital expenditures may adversely impact future growth.    Our business strategy includes the periodic updating of Applebee's and IHOP restaurant locations through new remodel programs and other operational changes. The success of that business strategy will depend to a significant extent on the ability of the franchisees to fund the necessary capital expenditures to aid the repositioning and re-energizing of the brand. Labor and material costs expended will vary by geographical location and are subject to general price increases. To the extent the franchisees are not able to fund the necessary capital expenditures, our business strategy may take longer to implement and may not be as successful as we expect.

        Third-party claims with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues.    There can be no assurance that third parties will not assert infringement or misappropriation claims against us, or assert claims that our rights in our trademarks, service marks and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on us or our franchisees if such claims were to be decided against us. If our rights in any intellectual property were invalidated or deemed unenforceable, it could permit competing uses of intellectual property which, in turn, could lead to a decline in restaurant revenues and sales of other branded products and services (if any). If the intellectual property became subject to third-party infringement, misappropriation or other claims, and such claims were decided against us, then we could be required to develop or adopt non-infringing intellectual property or acquire a license to the intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third-party claims.

        If franchisees and other sublicensees do not observe the required quality and trademark usage standards, our brands may suffer reputational damage, which could in turn adversely affect our business.    We sublicense our intellectual property to our franchisees and to product suppliers, manufacturers, distributors, advertisers and other third parties. The franchise agreements and other sublicense agreements require that each franchisee or other sublicensee use the intellectual property in accordance with established or approved quality control guidelines. However, there can be no assurance that the franchisees or other sublicensees will use the intellectual property assets in accordance with such guidelines. Franchisee and sublicensee noncompliance with the terms and conditions of the governing franchise agreement or other sublicense agreement may reduce the overall goodwill associated with our brands. Franchisees and other sublicensees may refer to our intellectual property improperly in writings or conversation, resulting in the weakening of the distinctiveness of our intellectual property. There can be no assurance that the franchisees or other sublicensees will not take actions that could have a material adverse effect on the Applebee's or IHOP intellectual property.

        In addition, even if the sublicensee product suppliers, manufacturers, distributors, or advertisers observe and maintain the quality and integrity of the intellectual property assets in accordance with the relevant sublicense agreement, any product manufactured by such suppliers may be subject to regulatory sanctions and other actions by third parties which can, in turn, negatively impact the perceived quality of our restaurants and the overall goodwill of our brands, regardless of the nature and type of product involved. Any such actions could reduce restaurant revenues and corresponding franchise payments to us.

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

        Failure to protect the integrity and security of individually identifiable data of customers, vendors or employees may subject us to loss and harm our brands.    We might receive and maintain, for varying lengths of time, certain personal or business information about customers, vendors and employees. The use of this information by us is regulated by foreign, federal and state laws, as well as by certain third-party agreements. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws and regulations, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could result in costs to defend or settle litigation, to pay judgments awarded from litigation, or pay penalties resulting from violation of federal and state laws and payment card industry regulations. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with said laws and regulations.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The table below shows the location and ownership of Applebee's and IHOP restaurants as of December 31, 2010:

	Applebee's			IHOP
	Franchise	Company- Operated	Total	Franchise	Company- Operated	Area License	Total
United States
Alabama	30	—	30	19	—	—	19
Alaska	2	—	2	4	—	—	4
Arizona	33	—	33	38	—	—	38
Arkansas	9	2	11	15	—	—	15
California	112	—	112	228	—	—	228
Colorado	27	—	27	29	—	—	29
Connecticut	8	—	8	7	—	—	7
Delaware	12	—	12	7	—	—	7
District of Columbia	—	—	—	2	—	—	2
Florida	109	—	109	—	—	148	148
Georgia	69	—	69	72	—	4	76
Hawaii	—	—	—	6	—	—	6
Idaho	12	—	12	9	—	—	9
Illinois	52	14	66	50	1	—	51
Indiana	59	7	66	20	—	—	20
Iowa	27	—	27	9	—	—	9
Kansas	19	15	34	19	—	—	19
Kentucky	32	5	37	4	1	—	5
Louisiana	17	—	17	25	—	—	25
Maine	—	11	11	1	—	—	1
Maryland	14	12	26	32	—	—	32
Massachusetts	—	29	29	16	—	—	16
Michigan	21	65	86	19	—	—	19
Minnesota	61	—	61	9	—	—	9
Mississippi	15	3	18	9	—	—	9
Missouri	2	59	61	25	—	—	25
Montana	7	—	7	5	—	—	5
Nebraska	19	—	19	5	—	—	5
Nevada	14	—	14	23	—	—	23
New Hampshire	—	14	14	4	—	—	4
New Jersey	55	—	55	40	—	—	40
New Mexico	18	—	18	15	—	—	15
New York	109	1	110	48	—	—	48
North Carolina	55	2	57	43	—	—	43
North Dakota	11	—	11	2	—	—	2
Ohio	96	—	96	21	9	—	30
Oklahoma	21	—	21	25	—	—	25
Oregon	21	—	21	7	—	—	7
Pennsylvania	74	2	76	19	—	—	19
Rhode Island	—	8	8	3	—	—	3
South Carolina	40	—	40	27	—	—	27
South Dakota	6	—	6	5	—	—	5
Tennessee	34	4	38	33	—	—	33

	Applebee's			IHOP
	Franchise	Company- Operated	Total	Franchise	Company- Operated	Area License	Total
Texas	90	—	90	183	—	—	183
Utah	16	—	16	19	—	—	19
Vermont	—	3	3	1	—	—	1
Virginia	22	51	73	57	—	—	57
Washington	39	—	39	31	—	—	31
West Virginia	15	2	17	6	—	—	6
Wisconsin	44	—	44	14	—	—	14
Wyoming	5	—	5	3	—	—	3

Total Domestic	1,553	309	1,862	1,313	11	152	1,476
International
Bahrain	1	—	1	—	—	—	—
Brazil	11	—	11	—	—	—	—
Canada	25	—	25	4	—	12	16
Chile	3	—	3	—	—	—	—
Costa Rica	1	—	1	—	—	—	—
Greece	6	—	6	—	—	—	—
Guatemala	3	—	3	—	—	—	—
Honduras	7	—	7	—	—	—	—
Jordan	1	—	1	—	—	—	—
Kuwait	5	—	5	—	—	—	—
Lebanon	1	—	1	—	—	—	—
Mexico	63	—	63	10	—	—	10
Puerto Rico	2	—	2	1	—	—	1
Qatar	4	—	4	—	—	—	—
Saudi Arabia	12	—	12	—	—	—	—
Singapore	1	—	1	—	—	—	—
United Arab Emirates	2	—	2	—	—	—	—
St. Croix, Virgin Islands	—	—	—	1	—	—	1

Total International	148	—	148	16	—	12	28

Totals	1,701	309	2,010	1,329	11	164	1,504

        As of December 31, 2010, we operated 309 Applebee's restaurants and 11 IHOP restaurants for a total of 320 company-operated restaurants. Of these restaurants, we leased the building for 37 sites, owned the building and leased the land for 151 sites, owned the land and building for nine sites and leased the land and building for 123 sites.

        Of the 1,329 IHOP restaurants operated by franchisees, 61 were located on sites owned by us, 692 were located on sites leased by us from third parties and 576 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by the area licensee and all of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensee or the franchisee.

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

        We currently occupy our principal corporate offices and IHOP restaurant support center in Glendale, California, under a lease expiring in June 2020. The Applebee's restaurant support center is located in Lenexa, Kansas under a lease expiring in July 2023. We also lease a small executive suite space for our company operations in the Cincinnati market under a lease expiring September 2011.

Item 3.    Legal Proceedings.

        The Company is subject to various lawsuits, claims and governmental inspections or audits arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. In the opinion of management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such a nature or involve amounts that, if adversely determined, would not have a material adverse impact on the Company's business or consolidated financial statements.

  Gerald Fast v. Applebee's

        The Company is currently defending a collective action in United States District Court for the Western District of Missouri, Central Division filed on July 14, 2006 under the Fair Labor Standards Act styled Gerald Fast v. Applebee's International, Inc., in which named plaintiffs claim that tipped workers in company restaurants perform excessive amounts of non-tipped work for which they should be compensated at the minimum wage. The court has conditionally certified a nationwide class of servers and bartenders who have worked in company-operated Applebee's restaurants since June 19, 2004. Unlike a class action, a collective action requires potential class members to "opt in" rather than "opt out." On February 12, 2008, 5,540 opt-in forms were filed with the court.

        In cases of this type, conditional certification of the plaintiff class is granted under a lenient standard. On January 15, 2009, the Company filed a motion seeking to have the class de-certified and the plaintiffs filed a motion for summary judgment, both of which were denied by the court.

        The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri. Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal. Oral argument took place in front of an Eighth Circuit panel on January 13, 2011.

        The Company believes it has strong defenses to the substantive claims asserted and intends to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is traded on the NYSE under the symbol "DIN". The following table sets forth the high and low sales prices of our common stock on the NYSE for each quarter of 2010 and 2009. We did not pay dividends on our common stock in 2010 and 2009.

	Fiscal Year 2010		Fiscal Year 2009
	Prices		Prices
Quarter	High	Low	High	Low
First	$41.15	$22.13	$14.56	$5.24
Second	$48.38	$26.24	$34.71	$10.48
Third	$45.90	$24.92	$33.06	$20.25
Fourth	$57.80	$42.25	$26.44	$19.97

Holders

        As of February 4, 2011, there were approximately 7,000 registered holders of record of our common stock. That number excludes the beneficial owners of shares held in "street" name through banks, brokers and other financial institutions.

Dividends

        The Company's most recent quarterly dividend of $0.25 per common share was paid in December 2008. Effective December 11, 2008, the Company suspended the payment of its quarterly cash dividend to common shareholders for the foreseeable future in order to maximize the financial flexibility of the Company. Under our current debt agreements, we are restricted from paying dividends on common stock until certain financial ratios are achieved. Those ratios have not been achieved as of December 31, 2010. At such time as those financial ratios are achieved, dividend payments on common stock may be resumed at the discretion of the Board of Directors after consideration of the Company's earnings, financial condition, cash requirements, future prospects and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2010, regarding shares outstanding and available for issuance under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,523,710	$24.90	711,917
Equity compensation plans not approved by security holders	—	—	—

Total	1,523,710	$24.90	711,917

        The number of securities remaining available for future issuance includes 710,017 shares under our 2001 Stock Incentive Plan and 1,900 shares under our 2005 Stock Incentive Plan for Non-Employee Directors. Authorization to issue shares under the 2001 Stock Incentive Plan will expire in May 2011. Please refer to Note 18, Stock-Based Incentive Plans, in the Notes to the Consolidated Financial Statements for a description of each plan.

Issuer Purchases of Equity Securities

        During 2010, a total of 50,543 shares of restricted stock were surrendered to the Company at an average price of $37.28 per share to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees under our 2001 Stock Incentive Plan.

Stock Performance Graph

        The graph below shows a comparison of the cumulative total shareholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Value-Line Restaurants Index ("Restaurant Index") over the five-year period ended December 31, 2010. The graph and table assume $100 invested at the close of trading on the last day of trading in 2005 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

Comparison of Five-Year Cumulative Total Shareholder Return
DineEquity, Inc., Standard & Poor's 500 And Value Line Restaurant Index
(Performance Results Through December 31, 2010)

	2005	2006	2007	2008	2009	2010
DineEquity, Inc.	$100.00	$114.62	$80.90	$26.83	$56.37	$114.60
Standard & Poor's 500	100.00	113.62	117.63	72.36	89.33	100.75
Restaurant Index	100.00	124.05	134.57	125.53	160.80	223.79

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and the consolidated balance sheet data for the years ended and as of December 31, 2010, 2009, 2008, 2007 and 2006 are derived from our audited consolidated financial statements.

	Fiscal Year Ended December 31,
	2010	2009	2008	2007(a)	2006
	(In millions, except per share amounts)
Segment Revenues
Franchise revenues	$376.7	$372.2	$353.3	$205.8	$179.3
Company restaurant sales	815.6	890.0	1,103.2	125.9	13.6
Rental income	124.5	133.9	131.4	132.4	132.1
Financing revenues	16.3	17.9	25.7	20.5	24.6

Total revenues	1,333.1	1,414.0	1,613.6	484.6	349.6

Segment Expenses
Franchise expenses	103.8	102.2	96.2	88.1	83.1
Company restaurant expenses	699.3	766.5	978.2	117.4	15.6
Rental expenses	96.1	97.3	98.1	98.4	97.9
Financing expenses	2.0	0.4	7.3	1.3	4.3

Total segment expenses	901.2	966.4	1,179.8	305.2	200.9

Segment gross profit	431.9	447.6	433.8	179.4	148.7
General and administrative expenses	159.6	158.5	182.3	81.6	63.5
Interest expense	171.5	186.5	203.2	28.7	7.9
Impairment and closure charges	3.5	105.1	240.6	4.4	—
Amortization of intangible assets	12.3	12.3	12.1	1.1	—
Loss (gain) on extinguishment of debt	107.0	(45.7)	(15.2)	2.2	—
Other (income) expense, net	(9.9)	(5.7)	(1.0)	2.0	4.4
Loss on derivative financial instrument	—	—	—	62.1	—

Income (loss) before income taxes	(12.1)	36.6	(188.2)	(2.7)	72.9
Benefit (provision) for income taxes	9.3	(5.2)	33.7	2.2	(28.3)

Net (loss) income	$(2.8)	$31.4	$(154.5)	$(0.5)	44.6

Net (loss) income	$(2.8)	$31.4	$(154.5)	$(0.5)	$44.6
Less: Series A Preferred stock dividends	(25.9)	(19.5)	(19.0)	(1.5)	—
Less: Accretion of Series B Preferred stock	(2.4)	(2.3)	(2.1)	(0.2)	—
Less: Net loss (income) allocated to unvested participating restricted stock	1.1	(0.4)	6.4	—	—

Net (loss) income available to common stockholders	$(30.0)	$9.2	$(169.2)	$(2.2)	$44.6

Net (loss) income available to common stockholders per share:
Basic	$(1.74)	$0.55	$(10.09)	$(0.13)	$2.46

Diluted	$(1.74)	$0.55	$(10.09)	$(0.13)	$2.43

Weighted average shares outstanding:
Basic	17.2	16.9	16.8	17.2	18.1

Diluted	17.2	16.9	16.8	17.2	18.3

Dividends declared per common share(b)	—	—	$1.00	$1.00	$1.00

Dividends paid per common share(b)	—	—	$1.00	$1.00	$1.00

Balance Sheet Data (end of year)
Cash and cash equivalents	$102.3	$82.3	$114.4	$26.8	$19.5
Restricted cash—short-term	0.9	72.7	83.4	128.1	—
Restricted cash—long-term	0.8	48.2	53.4	58.0	—
Property and equipment, net	612.2	771.4	824.5	1,139.6	309.7
Total assets	2,856.6	3,100.9	3,361.2	3,831.2	766.3
Long-term debt, net of current maturities	1,631.5	1,637.2	1,853.4	2,263.9	94.5
Financing obligations, net of current maturities	237.8	309.4	318.7	—	—
Capital lease obligations, net of current maturities	144.0	152.8	161.3	168.2	170.4
Stockholders' equity	83.6	69.9	42.8	209.4	289.2

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        Statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend," "plan" and other similar expressions You should consider our forward-looking statements in light of the risks discussed under the heading "Risk Factors" in Item 1A above as well as our consolidated financial statements, related notes and the other financial information appearing elsewhere in this report and our other filings with the SEC. The forward-looking statements contained in this report are made as of the date hereof and the Company assumes no obligation to update or supplement any forward-looking statements.

        You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report.

The Company

        The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. (the "Company," "we" or "our"). The first International House of Pancakes® ("IHOP") restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter we began developing and franchising additional restaurants. In November 2007, we completed the acquisition of Applebee's International, Inc. ("Applebee's") which became a wholly-owned subsidiary of the Company. Through various IHOP and Applebee's subsidiaries (see Exhibit 21, Subsidiaries of DineEquity, Inc.) we own and operate two restaurant concepts in the casual dining and family dining categories of the food service industry: Applebee's Neighborhood Grill and Bar® and IHOP®. DineEquity, Inc. is the parent of the IHOP and Applebee's subsidiaries. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees or the Company. Sales of restaurants that are owned by franchisees and area licensees are not attributable to the Company. With more than 3,500 restaurants combined, we are the largest full-service restaurant company in the world.

Key Overall Strategies

  DineEquity's Key Strategies

        At DineEquity, we have a fundamentally differentiated approach to brand management that centers on the powerful and strategic combination of marketing, menu, operations and remodel initiatives that creates a unique and relevant connection with our guests. Additionally, our Shared Services operating matrix allows our brands to focus on those things that drive the business while leveraging the resources and expertise of our scalable, centralized support structure. We believe this is a competitive point of difference. Together, this closely integrated approach results in differentiated brand performance that drives DineEquity's growth and delivers results for our shareholders.

  Applebee's Key Strategies

        We are in the process of a multi-year effort to revitalize the Applebee's brand. Applebee's domestic system-wide same-restaurant sales increased 0.3% in 2010. This was Applebee's first full year of positive results since 2005 and outpaced our group of competitors. We accomplished this by executing our key strategies as follows:

  Drive Profitable Sales and Traffic

  •
  Continued to focus on meeting the consumer's need for value throughout 2010, with such promotions as the midyear introduction of our new Sizzling Skillets starting at $8.99 nationwide, the rotation of new products into our "2 for $20" offering and ended the year with the introduction of Flavor Loaded Steaks starting at $9.99 nationwide;

  •
  Continued innovation of the menu. Since the acquisition in 2007, more than 80% of Applebee's menu now consists of either new offerings or improved offerings with better, fresher ingredients;

  •
  Expanded our unique healthy food offerings by launching our Under 550 calorie menu in January 2010 to complement our Weight Watchers menu and developed new food offerings for both healthy dining options which were introduced in early 2011;

  •
  Focused on late night business through beverage and appetizer innovation and local restaurant marketing efforts around sports and holiday events and

  •
  Developed and tested a guest-driven lunch program which we launched nationally in early 2011.

  Improve Margins and Unit Level Economics

        We implemented numerous initiatives to improve the operations and profitability of Applebee's company operated restaurants, resulting in a 40 basis point profit margin improvement from the prior year. The improved margins resulted from implementing cost management tools to reduce food waste and optimize hourly labor. We continued to reap the benefits of our supply chain co-op to leverage our scale to reduce food cost and cost of distribution for both franchise and company operated restaurants. The margin improvements were not at the expense of the guest as we achieved system wide all-time high guest satisfaction scores.

        We continue to monitor our franchisees through our franchisee operations rating system which provides visibility concerning their performance in relation to guest experience, food safety and training.

  Transform the Business

        In June, we rolled out "Connections," the new comprehensive restaurant revitalization program involving people, place and promotional aspects. The people aspect involves re-training and re-certification for kitchen staff and team members. The place aspect involves exterior and interior modifications to the restaurant to signal change. The promotional aspect involves a local public relations and marketing plan to re-connect with the neighborhood. In 2010, 91 restaurants in the system were revitalized under this program.

        During 2010, we franchised an additional 83 company-operated restaurants in Minnesota, Wisconsin and Virginia. Additionally, in January and February of 2011 we franchised 65 company-owned restaurants in Missouri, Illinois and Virginia. The Company remains committed to our strategy to franchise a substantial majority of the company-operated restaurants to buyers who are financially qualified, share our vision for revitalizing the Applebee's brand, are willing to invest in the business, and have well-qualified management teams. We have the financial flexibility to meet our obligations without additional refranchising transactions, so we will only pursue transactions that make economic sense. We anticipate that reaching our goal of 98% franchise-operated restaurants will take several years to complete. This heavily franchised business model is expected to require less capital investment, improve margins and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the franchising of the restaurants for the retirement of debt.

        In a challenging economic environment and a highly competitive casual dining category, there can be no assurance that the strategies described above, when implemented, will achieve the intended results, including the franchising of the remaining Applebee's domestic company-operated restaurants, within the time frames described above.

  IHOP's Key Strategies

        We pursue growth through a three-part strategic framework: (1) energize the IHOP brand; (2) improve operations performance; and (3) maximize franchise development.

  Energize the IHOP Brand

        We seek to energize our brand by continuing our "Come Hungry. Leave Happy." advertising campaign. This message has successfully resonated with our guests for almost eight years. In 2003, we also initiated the strategy of limited time offers on promotional products. Since that time, we have enhanced our execution of this promotional product approach by improving the appeal and the franchisees execution of these promotions. In addition, we seek to enhance our media strategies to emphasize national advertising on broadcast, cable and syndicated television and strengthen our product promotion process. Over the last three years, we have shifted the allocation of our media spending towards national advertising. Due to this reallocation from local to national advertising, in 2010 we were able to provide continuous media support for all national initiatives, such as limited time offers, and secondary messages, such as IHOP for Dinner, Gift Cards and Kids Eat Free.

        In 2010, we launched the next phase of our remodel program to capture energy and innovation necessary to keep the IHOP brand relevant, dynamic and enticing. We also expanded our gift card program by increasing our third-party retailer base to market our gift cards in 2010 as well as now offer our gift cards through a national scrip program allowing an additional presence at over 15,000 non-profit organizations across the United States. In 2010 we successfully launched an e-club enabling both national and local offers to be sent electronically to our guests that sign up for the program.

  Improve Operations Performance

        We intend to continue to improve the operations of the restaurants. During 2003, we established an IHOP franchisee grading system to evaluate the operational standards of each of our restaurant units. This franchisee grading system is a comprehensive scorecard that covers mystery shop scores, operational assessment scores and health department ratings, among other things. During 2010, IHOP moved to the next level of guest feedback from the current process of mystery shop to a "Voice of the Guest" program which provides real time guest feedback to the operators and the brand. In 2010, 91% of all franchisees received grades of "A" or "B" for their restaurants. In addition, we intend to continue focusing on making exceptional service a priority for franchisees by providing tools for improved restaurant execution, while highlighting our motto "service as good as our pancakes." Substantially all IHOP restaurants are using pollable point-of-sale systems to capture and report a broad range of sales and product mix data. This information is used by management to, among other things, to gauge guest acceptance of menu items and the success of promotions and limited time offers.

  Maximize Franchise Development

        Under the Current Business Model, IHOP seeks to maximize franchise development by emphasizing the recruitment of franchise developers within and outside the current system in order to grow its revenues. This strategy has proven very successful as we have developed approximately 416 restaurants since the inception of the Current Business Model and we have a pipeline of 353 additional new restaurants committed, optioned or pending. The strong existing franchisee base accounts for over 90% of these future obligations. In addition, we may take steps to consolidate and rehabilitate existing markets if we believe that doing so is advisable in order to fully realize development potential.

        In a challenging economic environment and a highly competitive family dining category, there can be no assurance that the strategies described above, when implemented, will achieve the intended results within the time frame anticipated.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

  Refinancing of Indebtedness

        In October 2010, we effected a series of transactions that culminated in the refinancing of our remaining $1.6 billion of securitized indebtedness (the "October 2010 Refinancing") and the redemption of our Series A Perpetual Preferred Stock ("Series A Stock"), both of which had been issued to finance our 2007 acquisition of Applebee's. The October 2010 Refinancing replaced securitized debt that had an anticipated repayment date of 2012 with a $900 million Senior Secured Credit Facility due in 2017 and $825 million of Senior Notes due in 2018. The redemption of the Series A Stock eliminated high-coupon dividend payments on the Series A Stock that were not deductible for tax purposes. In February 2011, we entered into an amendment that reduces the interest rate pricing for borrowings under our Senior Secured Credit Facility. These transactions are discussed in further detail under "Liquidity and Capital Resources" below.

  Current Economic Conditions

        While published economic data suggests both personal disposable income and consumer confidence improved during 2010, we believe the countervailing effects of high levels of unemployment and home foreclosures in addition to lower overall valuations for residential real estate will continue to put pressure on consumer spending. A continued decline or lack of growth in disposable income for discretionary spending could cause our customers to change historic purchasing behavior and choose lower-cost dining options or alternatives to dining out. These factors could have an adverse effect on our business, results of operations and financial condition.

  Sales Trends

	Domestic Same-Restaurant Percentage Sales Change
	2009				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Applebee's
Quarter	(3.0)%	(4.3)%	(6.5)%	(4.5)%	(2.7)%	(1.6)%	3.3%	2.9%
YTD	(3.0)%	(3.6)%	(4.5)%	(4.5)%	(2.7)%	(2.2)%	(0.5)%	0.3%
IHOP
Quarter	2.0%	(0.6)%	(1.1)%	(3.1)%	(0.4)%	(1.0)%	0.1%	1.1%
YTD	2.0%	0.7%	0.2%	(0.8)%	(0.4)%	(0.7)%	(0.4)%	0.0%

        Applebee's domestic system-wide same-restaurant sales increased 2.9% and 0.3% for the fourth quarter and year ended December 31, 2010, respectively. This marked the first year of positive same-restaurant sales subsequent to the November 2007 acquisition of Applebee's. Further, this was the fifth consecutive quarter in which either the decline in same-restaurant sales was less than the decline in the preceding quarter or, as was the case in the third and fourth quarters of 2010, reflected an increase in same-restaurant sales. In light of the potential impact of economic uncertainties on discretionary consumer spending, there can be no assurance that the trend of improvement and overall positive performance will continue.

        IHOP's domestic system-wide same-restaurant sales for the year ended December 31, 2010 were essentially flat compared with the prior year. While domestic system-wide same-restaurant sales increased in the third and fourth quarters in contrast to decreases in the first and second quarters, we do not believe this constitutes a discernable trend.

  Fifty-Three Week Fiscal Year

        Our fiscal year ends on the Sunday nearest to December 31 of each year. As a result, every five or six years our fiscal year contains 53 calendar weeks. Fiscal 2010 and 2008 each contained 52 weeks, whereas fiscal 2009 contained 53 weeks. The estimated impact on fiscal 2010 of the 53rd week in fiscal 2009 was an increase in 2009 revenue of $30.2 million, an increase in segment profit of $13.2 million and an increase in income before income taxes of $10.6 million. While certain expenses increased in direct relationship to additional revenue from the 53rd week, other costs (for example, depreciation and other fixed costs) are recorded on a calendar month basis. Therefore, the impact of the additional week is not necessarily indicative of a typical relationship of expenses to revenues measured over a longer period of comparison, such as a fiscal month or a fiscal quarter.

  Significant Gains and Charges

        There were several significant gains and charges that affect the comparisons of fiscal year 2010 results with previously reported periods, as presented in the following table:

	Year ended December 31,
	2010	2009	2008
	(In millions)
Impairment and closure charges	$3.5	$105.1	$240.6
Loss (gain) on extinguishment of debt and temporary equity	107.0	(45.7)	(15.2)
(Gain) loss on disposition of assets	(13.6)	(6.9)	0.3

        Each transaction is discussed in further detail under paragraphs captioned with those descriptions elsewhere in Item 7. While impairment and closure charges in 2010 were significantly lower than in the two previous years, our fixed and intangible assets (including goodwill) must be assessed continually for indicators of impairment. Given the uncertainty as to future economic and other assumptions used in assessing impairments, it is possible that significant impairment charges may occur in future periods. Prior to the October 2010 Refinancing, our debt traded at less than its carrying value such that early retirement by purchases on the open market resulted in significant gains. The fair value of our current debt instruments is currently greater than its carrying value (see Note 12 of Notes to the Consolidated Financial Statements). Therefore, while we may dedicate a portion of excess cash flow towards early debt retirement, we do not anticipate recognizing gains on the extinguishment of debt.

  Financial Statement Effect of Franchising Company-Operated Restaurants

        As of December 31, 2010, we have franchised 193 Applebee's company-operated restaurants since the second quarter of 2008 and have signed agreements to franchise an additional 66 restaurants. The sale of 36 restaurants in the St. Louis market closed in January 2011 and the sale of 29 of the 30 Washington, D.C. restaurants closed in February 2011 the sale of the one remaining Washington, D.C. restaurant is expected to close before the end of the second fiscal quarter of 2011. We are planning to franchise a significant majority of the remaining 243 company-operated Applebee's over the next several years. As the number of company-operated restaurants declines, the amount of Company restaurant revenues and Company restaurant expenses in future periods will decline significantly compared to amounts reported in previous periods. Franchise royalty revenues and expenses will likely increase as company-operated restaurants are franchised, although not in the same magnitude as the

Company restaurant revenues decline as franchise royalties are based on a percentage of the franchisee's revenues. As the number of Applebee's company-operated restaurants declines we anticipate that general and administrative expenses associated with managing these restaurants will decline as well. Additionally, under terms of our debt instruments, all of the proceeds from asset sales (subject to certain exceptions) must be used to retire long-term debt, which would result in a decrease in interest expense in the future.

Restaurant Data

        The following table sets forth, for each of the past three years, the number of effective restaurants in the Applebee's and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same period in the prior year. "Effective restaurants" are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee's and IHOP systems, which includes company-operated restaurants, as well as those operated by franchisees and area licensees. Sales of restaurants that are operated by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as, in some cases, rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Year Ended December 31,
	2010	2009	2008
Applebee's Restaurant Data
Effective restaurants(a)
Franchise	1,621	1,595	1,504
Company	380	401	486

Total	2,001	1,996	1,990

System-wide(b)
Domestic sales percentage change(c)	(1.8)%	(2.1)%	(0.4)%
Domestic same-restaurant sales percentage change(d)	0.3%	(4.5)%	(2.2)%
Franchise(e)
Domestic sales percentage change(c)(g)	(0.1)%	3.6%	1.6%
Domestic same-restaurant sales percentage change(d)	0.6%	(4.4)%	(2.4)%
Domestic average weekly unit sales (in thousands)	$45.8	$45.3	$47.2
Company
Domestic sales percentage change(c)(g)	(8.4)%	(19.7)%	(6.1)%
Domestic same-restaurant sales percentage(d)	(1.3)%	(4.8)%	(1.3)%
Domestic average weekly unit sales (in thousands)	$40.4	$41.1	$43.1

	Year Ended December 31,
	2010	2009	2008
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,296	1,245	1,189
Company	11	11	10
Area license	164	161	158

Total	1,471	1,417	1,357

System-wide(b)
Sales percentage change(c)	2.2%	5.6%	5.5%
Domestic same-restaurant sales percentage change(d)	0.0%	(0.8)%	1.5%
Franchise(e)
Sales percentage change(c)	2.1%	6.3%	5.9%
Same-restaurant sales percentage change(d)	(0.1)%	(0.8)%	1.5%
Average weekly unit sales (in thousands)	$35.1	$35.1	$35.2
Company(f)	n.m.	n.m.	n.m.
Area License(e)
IHOP sales percentage change(c)	3.3%	(1.6)%	3.1%

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

(c)
"Sales percentage change" reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category. The fiscal years ended December 31, 2010 and 2008 each contained 52 weeks; the fiscal year ended December 31, 2009 contained 53 weeks.

(d)
"Same-restaurant sales percentage change" reflects the percentage change in sales, in any given fiscal year compared to the prior fiscal year, for restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and restaurant closures, the restaurants open throughout both fiscal periods being compared will be different from period to period. Same-restaurant sales percentage change does not include data on IHOP restaurants located in Florida.

(e)
Applebee's domestic franchise restaurant sales, IHOP franchise restaurant sales and IHOP area license restaurant sales for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
Reported sales (unaudited)	2010	2009	2008
	(In millions)
Applebee's franchise restaurant sales	$3,519.4	$3,523.1	$3,401.9
IHOP franchise restaurant sales	2,364.7	2,315.9	2,177.9
IHOP area license restaurant sales	220.0	214.9	218.4

(f)
Sales percentage change and same-restaurant sales percentage change for IHOP company-operated restaurants are not meaningful ("n.m.") due to the relatively small number and test-market nature of the restaurants, along with the periodic inclusion of restaurants reacquired from franchisees that are temporarily operated by the Company.

(g)
The sales percentage change for Applebee's franchise and company-operated restaurants is impacted by the franchising of 83 company-operated restaurants during 2010, seven company-operated restaurants during 2009 and 103 company-operated restaurants during 2008.

        The following tables summarize Applebee's and IHOP restaurant development and franchising activity. Applebee's information for 2007 is comprised of data from the 11-month period prior to the November 29, 2007 acquisition date and one month of Applebee's data subsequent to the acquisition date ("Pro Forma 2007"), with 2006 information representing data derived from Applebee's prior to the acquisition date ("Predecessor Applebee's").

	Year Ended December 31,
	2010	2009	2008	2007	2006
				(Pro forma)	(1)
Applebee's Restaurant Development Activity
Total restaurants, beginning of year	2,008	2,004	1,976	1,930	1,804
New openings
Company-developed	—	—	1	14	35
Franchisee-developed	27	33	48	66	108

Total new openings	27	33	49	80	143
Closings
Company	(7)	—	(3)	(24)	(4)
Franchise	(18)	(29)	(18)	(10)	(13)

Total closings	(25)	(29)	(21)	(34)	(17)

Total restaurants, end of year	2,010	2,008	2,004	1,976	1,930

Summary—end of year
Franchise	1,701	1,609	1,598	1,465	1,409
Company	309	399	406	511	521

Total	2,010	2,008	2,004	1,976	1,930

Applebee's Franchise Restaurant Activity
Domestic franchisee-developed	14	18	28	44	90
International franchisee-developed	13	15	20	22	18
Refranchised	83	7	103	—	—

Total restaurants franchised	110	40	151	66	108
Closings
Domestic franchise	(14)	(25)	(15)	(10)	(12)
International franchise	(4)	(4)	(3)	—	(1)

Total franchise closings	(18)	(29)	(18)	(10)	(13)
Reacquired by the Company	—	—	—	—	(4)

Net franchise restaurant additions	92	11	133	56	91

(1)
Predecessor Applebee's

        The increase in Applebee's franchise closings in 2009 was due primarily to the closing of seven restaurants after the franchise agreements were terminated due to nonpayment of royalties and advertising fees. One of the seven restaurants re-opened under new ownership in 2009, one in 2010 and the Company expects one additional restaurant to re-open under new ownership in 2011.

	Year Ended December 31,
	2010	2009	2008	2007	2006
IHOP Restaurant Development Activity
Total restaurants, beginning of year	1,456	1,396	1,344	1,302	1,242
New openings
Company-developed	—	1	1	—	4
Franchisee-developed	60	69	65	59	57
Area license	4	6	5	1	8

Total new openings	64	76	71	60	69
Closings
Company	(2)	—	(1)	(2)	—
Franchise	(10)	(14)	(16)	(12)	(8)
Area license	(4)	(2)	(2)	(4)	(1)

Total closings	(16)	(16)	(19)	(18)	(9)

Total restaurants, end of year	1,504	1,456	1,396	1,344	1,302

Summary—end of year
Franchise	1,329	1,279	1,225	1,176	1,132
Company	11	13	11	11	10
Area license	164	164	160	157	160

Total	1,504	1,456	1,396	1,344	1,302

IHOP Franchise Restaurant Activity
Domestic franchisee-developed	55	62	62	57	57
International franchisee-developed	5	7	3	2	—
Rehabilitated and refranchised	3	2	13	4	9

Total restaurants franchised	63	71	78	63	66
Closings
Domestic franchisee	(10)	(14)	(15)	(12)	(8)
International franchisee	—	—	(1)	—	—

Total franchise closings	(10)	(14)	(16)	(12)	(8)
Reacquired by the Company	(3)	(3)	(13)	(7)	(8)

Net franchise restaurant additions	50	54	49	44	50

Comparison of the fiscal years ended December 31, 2010 and 2009

Overview

        Our 2010 financial results compared to 2009 were significantly impacted by (i) a loss on extinguishment of debt and temporary equity of $107.0 million primarily related to the write off of deferred financing costs, prepayment penalties and tender premiums associated with the October 2010 Refinancing; (ii) impairment charges in 2009 related to intangible and long-lived assets that did not recur in 2010; (iii) lower interest expense due to the opportunistic early retirement of securitized debt with excess cash flow prior to the October 2010 Refinancing; and (iv) a 53rd calendar week included in fiscal 2009. In comparing the Company's financial results for 2010 to those of 2009, we note:

  •
  Revenues decreased $80.9 million to $1.33 billion in 2010 from $1.41 billion in 2009. The decline was primarily due to the net effect of franchising 83 company-operated Applebee's restaurants in 2010 and seven in 2009, a 53rd calendar week in fiscal 2009, a decline in same-restaurant sales of (1.3%) at Applebee's company-operated restaurants and the closure of seven Applebee's restaurants in 2010, partially offset by an increase in IHOP and Applebee's effective franchise units.

  •
  Segment profit for 2010 decreased $15.7 million, comprised as follows:

	Reported 2010 change in Segment Profit	Less: Impact of 53rd week in 2009	Adjusted change in 2010 Segment Profit
	(in millions)
Franchise operations	$3.0	$5.9	$8.9
Company restaurant operations	(7.2)	4.6	(2.6)
Rental operations	(8.2)	2.4	(5.8)
Financing operations	(3.3)	0.3	(3.0)

Total segment profit	$(15.7)	$13.2	$(2.5)

    The decrease in segment profit was primarily due to the impact of a 53rd calendar week in 2009, as reflected in the table above. Additionally, segment profit was reduced by a $7.7 million charge associated with an IHOP franchisee in default and by the net effect of franchising 90 company-operated Applebee's restaurants in 2010 and 2009, partially offset by an increase in IHOP effective franchise units, margin improvements in Applebee's company-operated restaurants and an increase in Applebee's same-restaurant sales.

  •
  Impairment and closure charges were $101.6 million lower than in 2009 primarily because there was no impairment of intangible assets in 2010.

  •
  Loss on extinguishment of debt was $107.0 million in 2010, primarily related to the successful October 2010 Refinancing, compared with gains on the extinguishment of debt of $45.7 million in 2009.

  •
  Interest expense was $15.0 million lower in 2010 compared to 2009 due to the early retirement of fixed rate debt and lower non-cash interest charges as the result of the October 2010 Refinancing.

Franchise Operations

	2010	2009	Favorable (Unfavorable) Variance	% Change(1)
	(In millions)
Franchise revenues
Applebee's	$153.3	$154.0	$(0.7)	(0.4)%
IHOP	149.0	148.0	1.0	0.7%
IHOP advertising	74.4	70.2	4.2	6.0%

Total franchise revenues	376.7	372.2	4.5	1.2%

Franchise expenses
Applebee's	2.1	4.9	2.8	56.1%
IHOP	27.3	27.2	0.1	0.4%
IHOP advertising	74.4	70.2	(4.2)	(6.0)%

Total franchise expenses	103.8	102.3	(1.5)	(1.5)%

Franchise segment profit
Applebee's	151.2	149.1	2.1	1.4%
IHOP	121.7	120.8	0.9	0.7%

Total franchise segment profit	$272.9	$269.9	$3.0	1.1%

Segment profit as % of revenue(1)	72.4%	72.5%

(1)
Percentages calculated on actual, not rounded, amounts

        The decrease in Applebee's franchise revenues was primarily attributable to the impact of a 53rd week of operations in 2009 and revenues from temporary liquor license agreements related to franchised Applebee's company-operated restaurants in 2009 that did not recur, partially offset by increased franchise fees primarily related to the franchising of 83 company-operated Applebee's restaurants in 2010, a 0.6% increase in domestic same-restaurant sales and an increase in effective franchise restaurants. The increase in effective restaurants was due primarily to the franchising of 83 company-operated restaurants in the fourth quarter of 2010 and nine net franchise openings during 2010.

        The increase in IHOP franchise revenue was primarily attributable to growth in effective franchise restaurants of 51 units that impacted revenues from franchise advertising fees and royalties, partially offset by the 53rd week in 2009 and a decrease in pancake and waffle dry mix revenues due to lower prices. Same-restaurant sales were effectively unchanged from 2009 as a higher average guest check was offset by a decline in guest traffic. The Company believes that the decline experienced in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole.

        The decrease in Applebee's franchise expenses was primarily due to costs associated with revenues from temporary liquor license agreements in 2009 that did not recur. The revenues and expenses related to the temporary liquor license agreements did not result in any significant segment profit in 2009.

        The increase in IHOP franchise expenses was due to the costs of sales associated with the increased revenues from franchise advertising fees and higher bad debt expense, partially offset by lower costs of pancake and waffle dry mix sales. Applebee's franchise expenses are relatively smaller than IHOP's due to advertising expenses. Franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, Applebee's national advertising fund constitutes an agency transaction and therefore is not recognized as franchise revenue and expense.

        The increase in bad debt expense related primarily to a franchise operator of 40 IHOP franchise restaurants that defaulted on its obligations in the fourth quarter of 2010. We have fully reserved all amounts due from this franchisee as of December 31, 2010 which adversely impacted segment profit by approximately $2.0 million. The significant majority of the amounts reserved related to receivables incurred during the fourth quarter of 2010. The impacted restaurants are in the process of being sold to an existing IHOP franchisee.

        The 53rd week contributed additional franchise segment profit of approximately $5.9 million in 2009.

Company Restaurant Operations

	2010	2009	Favorable (Unfavorable) Variance	% Change(1)
	(In millions)
Company restaurant sales	$815.6	$890.0	$(74.4)	(8.4)%
Company restaurant expenses	699.3	766.5	67.2	8.8%

Company restaurant segment profit	$116.3	$123.5	$(7.2)	(5.9)%

Segment profit as % of revenue(1)	14.3%	13.9%

(1)
Percentages calculated on actual, not rounded, amounts

        As of December 31, 2010, Company restaurant operations were comprised of 309 Applebee's company-operated restaurants and 11 IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of fiscal 2010 with the same period of 2009 was negligible.

        Company restaurant sales declined $74.4 million. Applebee's company restaurant sales declined $74.1 million, of which $38.0 million was due to the franchising of 83 company-operated restaurants in the fourth quarter of 2010 and seven restaurants during 2009 and $20.7 million was due to the addition of a 53rd week of operations in the prior year. A decrease in domestic same-restaurant sales of 1.3% and the closure of seven restaurants in 2010 were responsible for the rest of the decline. The change in same-restaurant sales was driven mainly by a decline in guest traffic that was partially offset by a slightly higher average guest check. The higher average guest check is primarily the result of an increase of approximately 1.7% in menu pricing and favorable product mix changes. We believe the decline in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole.

        Company restaurant expenses declined $67.2 million. Applebee's company restaurant expenses declined $66.4 million due to the franchising of 83 restaurants in the fourth quarter of 2010, the impact of the 53rd week in 2009 and the closure of seven company operated restaurants. Operating margin for

Applebee's company restaurant operations improved to 14.8% for 2010 from 14.4% for the same period of last year, as shown below:

Restaurant Expenses as Percentage of Restaurant Sales (Applebee's)	2010	2009	Favorable (Unfavorable) Variance
Food and beverage	25.5%	26.2%	0.7%
Labor	33.2%	33.3%	0.1%
Direct and occupancy	26.6%	26.1%	(0.5)%

Total Company restaurant expenses(a)	85.2%	85.6%	0.4%

(a)
Percentages may not add due to rounding.

        Margins across all cost categories were favorably impacted 1.6% due to menu price increases and promotional and product mix changes. Labor and direct and occupancy margins were unfavorably affected by approximately 1.0% by the impact of guest traffic declines on fixed cost components. Other margin changes in specific cost categories were as follows:

  •
  Food and beverage costs as a percentage of company restaurant sales decreased 0.3% primarily due to lower commodity cost (primarily poultry and oil) and improvement in waste reduction.

  •
  Labor costs as a percentage of restaurant sales decreased 0.1% due to improvements in hourly labor productivity, partially offset by higher group insurance cost.

  •
  Direct and occupancy costs as a percentage of company restaurant sales increased 0.5% due to increases in facility expenses for property and liability insurance and repair and maintenance, higher national gift card program cost and credit card fees, and the 53rd week in 2009.

        The 53rd week contributed additional company restaurant segment profit of approximately $4.6 million for Applebee's in 2009.

Rental Operations

	2010	2009	Favorable (Unfavorable) Variance	% Change(1)
	(In millions)
Rental revenues	$124.5	$133.9	$(9.4)	(7.0)%
Rental expenses	96.1	97.3	1.2	1.2%

Rental operations segment profit	$28.4	$36.6	$(8.2)	(22.4)%

Segment profit as % of revenue(1)	22.8%	27.3%

(1)
Percentages calculated on actual, not rounded, amounts

        Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

        Rental segment profit decreased by $8.2 million. Of that decrease, $5.7 million was due to the write-off of lease receivable cost in accordance with United States GAAP ("U.S. GAAP") for long-term leases, associated with 21 of the 40 franchise restaurants operated by the franchisee discussed under Franchise Operations above. Another $2.4 million of the decrease in segment profit was due to the 53rd week of operations in 2009.

Financing Operations

	2010	2009	Favorable (Unfavorable) Variance	% Change(1)
	(In millions)
Financing revenues	$16.2	$17.9	$(1.7)	(9.2)%
Financing expenses	2.0	0.4	(1.6)	(431.9)%

Financing operations segment profit	$14.2	$17.5	$(3.3)	(18.5)%

Segment profit as % of revenue(1)	87.9%	97.9%

(1)
Percentages calculated on actual, not rounded, amounts

        All of our financing operations relate to IHOP restaurants. Financing revenues were lower due to a decline in franchise and equipment note interest as note balances decline and the impact of the 53rd week in 2009, partially offset by an increase in revenue from resale of rehabilitated franchise restaurants. Financing expenses were higher due to an increase in the cost associated with resale of rehabilitated franchise restaurants.

        The 53rd week contributed additional financing segment profit of approximately $0.3 million in 2009.

Other Expense and Income Components

	2010	2009	Favorable (Unfavorable) Variance	% Change(1)
	(In millions)
General and administrative expenses	$159.7	$158.5	$(1.2)	(0.6)%
Interest expense	171.5	186.5	15.0	8.0%
Impairment and closure charges	3.5	105.1	101.6	96.7%
Amortization of intangible assets	12.3	12.3	—	—
Loss (gain) on extinguishment of debt and temporary equity	107.0	(45.7)	(152.7)	(334.1)%
Gain on disposition of assets	(13.6)	(6.9)	6.7	95.4%
Other expense (income)	3.6	1.3	(2.3)	(183.1)%
Income tax (benefit) provision	(9.3)	5.2	14.5	279.6%

(1)
Percentages calculated on actual, not rounded, amounts

  General and Administrative Expenses

        General and administrative expenses increased $1.2 million, primarily due to an increase in stock-based compensation expenses, higher salaries and benefits, higher travel costs and higher recruiting and relocation costs. Stock-based compensation costs increased primarily due to the acceleration of expenses due to changes resulting from vesting of certain equity grants to directors and the retirement of an executive and the impact of a higher stock price on equity grants accounted for as liabilities. The increase in salaries and benefits is primarily due to an increase in managers and related training costs and the filling of open positions at Applebee's. The increase in recruiting costs was primarily due to the hiring of more executive level positions in 2010.

        Partially offsetting these increases were the absence of one-time costs of $6.3 million incurred in February 2009 related to the establishment of a purchasing co-operative and lower professional services expenses.

  Interest Expense

        The $15.0 million decrease in interest expense is primarily due to the retirement of long-term debt prior to the October 2010 Refinancing and lower non-cash amortization of deferred financing costs subsequent to the October 2010 Refinancing. During 2010 and 2009, we retired $280 million of Series 2007-1 Class A-2-II-X and Series 2007-1 Class A-2-II-A Senior Notes carrying fixed interest rates of approximately 7.1%. Based on the average balances of debt outstanding over the respective years, interest expense was approximately $9 million lower in 2010 because of the retirements.

        Non-cash amortization of deferred financing costs, debt discount and effective portion of loss on an interest swap was approximately $40 million per year prior to the October 2010 Refinancing, while non-cash amortization of deferred financing costs and debt discount is approximately $6 million per year after the October 2010 Refinancing.

  Impairment and Closure Charges

        Impairment and closure charges for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,
	2010	2009
	(In millions)
Tradename impairment	$—	$93.5
Long-lived tangible asset impairment	1.5	10.4
Closure charges	2.0	1.2

Total impairment and closure charges	$3.5	$105.1

  Goodwill

        In accordance with U.S GAAP, goodwill must be evaluated for impairment, at a minimum, on an annual basis, and more frequently if we believe indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of our common stock. In the process of the annual impairment review, we primarily use the income approach method of valuation that uses a discounted cash flow model to estimate the fair value of reporting units. Significant assumptions used in the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures, and changes in working capital, along with an appropriate discount rate. During the course of fiscal 2010 and 2009 we made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions underlying the discounted cash flow model. In each year we determined an interim test of goodwill was not warranted. Accordingly, we performed the annual test of goodwill impairment in the fourth quarter of 2010 and 2009. In performing the first step of the impairment test, the estimated fair value of both the IHOP and Applebee's franchised restaurant units exceeded their respective carrying values and we concluded there was no impairment of goodwill in either 2010 or 2009.

  Tradename Impairment

        In accordance with U.S. GAAP, indefinite-lived intangible assets must be evaluated for impairment, at a minimum, on an annual basis, and more frequently if we believe indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of our common stock. In performing the impairment review of the tradename intangible asset, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream. During the course of fiscal 2010 and 2009, we made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions noted above. As a result of these assessments, we determined an interim test of indefinite-lived intangibles was not necessary in either 2010 or 2009.

        During the fourth quarter of 2010, we performed the annual test of impairment for indefinite-lived intangibles, primarily the Applebee's tradename assigned in the purchase price allocation. We determined the estimated fair value of our indefinite-lived intangible assets exceeded the carrying values and in the absence of other indicators of impairment we concluded no impairment was necessary. During the fourth quarter of 2009, we performed the annual test of impairment for indefinite-lived intangibles. As the result of the test, the estimated fair value of the tradename was less than the carrying value and an impairment of $93.5 million was recognized, along with a related tax benefit of $37.2 million.

  Long-lived Tangible Asset Impairment and Closure Costs

        On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets, primarily assets related to company-operated restaurants, may not be recoverable. Recoverability of a restaurant's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful lives or remaining lease terms, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, this may be an indicator of impairment. If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value. The fair value is primarily determined by discounting the future cash flows based on our cost of capital.

        As the result of performing these assessments throughout 2010, we recognized impairments of long-lived tangible assets of $1.5 million. In October 2010 we sold 63 company-operated Applebee's restaurants located in Minnesota and Wisconsin. We had fee ownership of the properties on which three of the restaurants were located. Our strategy does not contemplate retaining such properties as a lessor on a long-term basis. The properties were transferred to assets held for sale and an impairment of $0.7 million was recorded based on the estimated sales price. We also placed a single restaurant and the land on which it is situated up for sale. In accordance with criteria under U.S. GAAP we transferred the fair value of the assets related to this restaurant, as determined by the estimated sales price, to assets held for sale and an impairment of $0.5 million was recognized. Other minor impairments totaled $0.3 million.

        Closure charges in 2010 of $2.0 million related primarily to two company-operated IHOP Cafe restaurants (a non-traditional restaurant test format that was evaluated but will no longer be utilized) and to the closure of a company-operated Applebee's restaurant in China.

        As the result of performing these assessments throughout 2009, we recognized impairments of long-lived tangible assets of $10.4 million in 2009. The impaired assets comprised three IHOP company-operated restaurants, various assets related to one IHOP franchise restaurant, one Applebee's company-operated restaurant, a write-down to the estimated sales value based on a current letter of intent of one Applebee's restaurant that had been closed in a prior period and included in assets held for sale as of December 31, 2008 and four parcels of Applebee's real estate. We had fee ownership of the properties on which four Applebee's company-operated restaurants were located. These restaurants were franchised in the fourth quarter of 2008 but we retained ownership of the land and continued to lease the property to the franchisee. Our strategy does not contemplate retaining such properties as a lessor on a long-term basis. During the third quarter of 2009, we determined the properties met the requirements under U.S. GAAP to be reclassified as assets held for sale. The properties were written down to the estimated fair value that will be received upon sale. We evaluated the causal factors of all impairments of long-lived assets as they were recorded during 2010 and 2009 and concluded they were based on factors specific to each asset and were not potential indicators of an impairment of goodwill, indefinite-lived intangible assets or other long-lived assets. Closure costs of $1.2 million related to two IHOP franchise restaurants.

  Loss/Gain on Extinguishment of Debt and Temporary Equity

        In 2010, we recognized a loss on extinguishment of debt and temporary equity of $107.0 million compared with a gain on extinguishment of debt of $45.7 million in 2009. The loss in 2010 was comprised of charges of $110.2 million resulting from the October 2010 Refinancing and the redemption of Series A Stock and a $1.4 million loss on extinguishment of debt subsequent to the October 2010 Refinancing, partially offset by gains on extinguishment of debt of $4.6 million. The charges consisted of approximately $64 million of deferred financing costs associated with our previous securitized debt structure, including the remaining balance in Accumulated Other Comprehensive Income of a loss related to an interest rate swap designated as a cash flow hedge, and approximately $46 million of prepayment costs and tender premiums associated with the retirement of the securitized debt. Tender premiums associated with the Series A Stock were included as dividends paid and not part of the loss on extinguishment.

        During 2010 (prior to the October 2010 Refinancing) and 2009, we recognized the following gains on the early retirement of debt:

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

        We may continue to dedicate a portion of excess cash flow towards opportunistic debt retirement. However, our debt no longer trades at a discount to face value, therefore future retirements will most likely result in a loss on retirement due to the write-off of the discount and deferred financing costs related to the debt retired.

  Gain on Disposition of Assets

        We recognized a gain on disposition of assets of $13.6 million in 2010, primarily related to the franchising of 63 Applebee's restaurants in the Minnesota market and 20 restaurants in the Roanoke and Lynchburg markets in Virginia. We recognized a gain on disposition of assets of $6.9 million in 2009, primarily related to the franchising of seven Applebee's restaurants in the New Mexico market and sale of a parcel of land held by IHOP.

  Other Expense (Income)

        In 2010, other items of income and expense netted to an expense of $3.6 million compared to an expense of $1.3 million in 2009. The primary reason for the change was several individually insignificant gains in 2009 did not recur in 2010.

  Income Tax (Provision) Benefit

        We recognized a tax benefit of $9.3 million in 2010 as compared to a tax provision of $5.2 million in 2009. The change was primarily due to the decrease in pre-tax income resulting from the one time expenses related to the debt refinancing. The 2010 effective tax rate benefit of 76.9% applied to pretax book income was significantly different from the statutory federal tax rate of 35% primarily due to the decrease in pre-tax income resulting from the one-time expenses related to the debt refinancing, changes in unrecognized tax benefits and tax credits. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee's company-owned restaurant operations and credits associated with the Applebee's Restaurant Support Center in Lenexa, Kansas.

Comparison of the fiscal years ended December 31, 2009 and 2008

Overview

        Our 2009 financial results were significantly impacted by (i) impairment charges related to intangible and long-lived assets; (ii) gains on the opportunistic early retirement of debt with excess cash flow; (iii) reductions of general and administrative and interest expenses; (iv) a 53rd calendar week included in fiscal 2009; and (v) the franchising of 110 Applebee's company-operated restaurants since the second quarter of 2008. In comparing the Company's financial results for 2009 to those of 2008, we note:

  •
  Revenues decreased $200.0 million to $1.4 billion in 2009 from $1.6 billion in 2008. The decline was primarily due to the net effect of franchising 110 company-operated Applebee's restaurants since the second quarter of 2008 and a decline in IHOP and Applebee's same-restaurant sales, partially offset by an increase in IHOP and Applebee's effective franchise units.

  •
  Segment profit for 2009 increased $13.8 million, comprised as follows:

Franchise operations	$12.9
Company restaurant operations	(1.5)
Rental operations	3.3
Financing operations	(0.9)

Total segment profit	$13.8

  The increase was primarily due to the favorable impact of the 53rd week, an increase in IHOP and Applebee's effective franchise units and margin improvements in Applebee's company-operated restaurants partially offset by the net effect of franchising 110 company-operated Applebee's restaurants since the second quarter of 2008 and a decline in Applebee's and IHOP same-restaurant sales.

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

Franchise Operations

	2009	2008	Favorable (Unfavorable) Variance	% Change(1)
	(In millions)
Franchise revenues
Applebee's	$154.0	$148.4	$5.6	3.8%
IHOP	148.0	138.6	9.4	6.8%
IHOP advertising	70.2	66.3	3.9	5.8%

Total franchise revenues	372.2	353.3	18.9	5.3%

Franchise expenses
Applebee's	4.9	4.1	(0.8)	(19.2)%
IHOP	27.1	25.8	(1.3)	(5.2)%
IHOP advertising	70.2	66.3	(3.9)	(5.8)%

Total franchise expenses	102.2	96.2	(6.0)	(6.2)%

Franchise segment profit
Applebee's	149.1	144.3	4.8	3.3%
IHOP	120.9	112.8	8.1	7.1%

Total franchise segment profit	$270.0	$257.1	$12.9	5.0%

Segment profit as % of revenue(1)	72.5%	72.8%

(1)
Percentages calculated on actual, not rounded, amounts

        The increase in Applebee's franchise revenues was primarily attributable to higher royalties due to an increase in effective franchise restaurants of 91 units, the impact of a 53rd week of operations in 2009 and revenues from temporary liquor license agreements related to Applebee's company-operated restaurants in the Texas market that were franchised in October 2008, partially offset by a 4.4% decline in domestic same-restaurant sales and a decline in franchise fees. The increase in effective restaurants was due to the franchising of 110 company-operated restaurants since the second quarter of 2008 while the decrease in franchise fees was due to fewer net franchise openings in 2009.

        The increase in IHOP franchise revenue was primarily attributable to growth in effective franchise and area license restaurants of 59 units and the 53rd week of operations that impacted revenues from royalties, pancake and waffle dry mix sales and franchise advertising fees, partially offset by a decrease of 0.8% in same-restaurant sales for IHOP franchise restaurants. Same-restaurant sales declined as a higher average guest check was offset by a decline in guest traffic. The Company believes that the decline experienced in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole.

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

        The 53rd week contributed additional franchise segment profit of approximately $5.9 million in 2009.

Company Restaurant Operations

	2009	2008	Favorable (Unfavorable) Variance	% Change(1)
	(In millions)
Company restaurant sales	$890.0	$1,103.2	$(213.2)	(19.3)%
Company restaurant expenses	766.5	978.2	211.7	21.6%

Company restaurant segment profit	$123.5	$125.0	$(1.5)	1.2%

Segment profit as % of revenue(1)	13.9%	11.3%

(1)
Percentages calculated on actual, not rounded, amounts

        As of December 31, 2009, Company restaurant operations were comprised of 399 Applebee's company-operated restaurants and 13 IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of fiscal 2009 with the same period of 2008 was negligible.

        Company restaurant sales declined $213.2 million. Applebee's company restaurant sales declined $213.8 million, of which $192.1 million was due to the franchising of 110 restaurants since the second quarter of 2008 and the full-year impact of three restaurant closures in 2008, in addition to a decrease in domestic same-restaurant sales of 4.8%, partially offset by an increase of $19.7 million due to the 53rd week. The change in same-restaurant sales was driven mainly by a decline in guest traffic that was partially offset by a slightly higher average guest check. An increase of 2.7% in effective pricing was substantially offset by an unfavorable mix shift due to promotional campaigns and customer selection of, on average, lower-priced menu items. The Company believes that the decline in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole.

        Company restaurant expenses declined $211.7 million. Applebee's company restaurant expenses declined $212.5 million, of which $169.6 million was due to the franchising of 110 restaurants since the second quarter of 2008, and declined $25.6 million due to the decrease in same-restaurant sales. The operating margin for Applebee's company restaurant operations improved to 14.4% for 2009 from 11.7% for the same period of last year, as shown below:

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

        The 53rd week contributed additional company restaurant segment profit of approximately $4.9 million for Applebee's in 2009.

Rental Operations

	2009	2008	Favorable (Unfavorable) Variance	% Change(1)
	(In millions)
Rental revenues	$133.9	$131.4	$2.5	1.9%
Rental expenses	97.3	98.1	0.8	0.8%

Rental operations segment profit	$36.6	$33.3	$3.3	9.8%

Segment profit as % of revenue(1)	27.3%	25.3%

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

Financing Operations

	2009	2008	Favorable (Unfavorable) Variance	% Change(1)
	(In millions)
Financing revenues	$17.9	$25.7	$(7.8)	(30.4)%
Financing expenses	0.4	7.3	6.9	94.9%

Financing operations segment profit	$17.5	$18.4	$(0.9)	(4.8)%

Segment profit as % of revenue(1)	97.9%	71.6%

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

        The 53rd week contributed additional financing segment profit of approximately $0.3 million in 2009.

Other Expense and Income Components

	2009	2008	Favorable (Unfavorable) Variance	% Change(1)
	(In millions)
General and administrative expenses	$158.5	$182.3	$23.8	13.0%
Interest expense	186.5	203.2	16.7	8.2%
Impairment and closure charges	105.1	240.6	135.5	56.3%
Amortization of intangible assets	12.3	12.1	(0.2)	(1.4)%
Gain on extinguishment of debt	(45.7)	(15.2)	30.5	200.7%
(Gain) loss on disposition of assets	(6.9)	0.3	7.2	n.m.
Other expense (income)	1.3	(1.2)	(2.5)	(207.0)%
Income tax provision (benefit)	5.2	(33.7)	(38.9)	(115.4)%

n.m.—percentage change not meaningful

(1)
Percentages calculated on actual, not rounded, amounts

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

  Goodwill

        In accordance with U.S GAAP, goodwill must be evaluated for impairment, at a minimum, on an annual basis, and more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company's common stock. In the process of the annual impairment review, we primarily use the income approach method of valuation that uses a discounted cash flow model to estimate the fair value of reporting units. Significant assumptions used in the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures, and changes in working capital, along with an appropriate discount rate. During the course of fiscal 2009, we made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions underlying the discounted cash flow model, and determined an interim test of goodwill was not warranted. Accordingly, we performed the annual test of goodwill impairment in the fourth quarter of 2009. In performing the test, the Company revised downwards the same-restaurant sales change assumption in its five-year forecast that had been used in the prior year. The Company also revised downward the assumed discount rate. In performing the first step of the impairment test, the estimated fair value of both the IHOP and Applebee's franchised restaurant units exceeded their respective carrying values and it was concluded there was no impairment of goodwill. The goodwill that had been allocated to the Applebee's company-operated restaurants unit was fully impaired in 2008.

        A significant majority of our goodwill arose from the November 29, 2007 acquisition of Applebee's; $10.8 million of goodwill resulted from a prior transaction related to the IHOP franchised restaurants unit. We allocated the goodwill from the acquisition to two reporting units, the Applebee's company-operated restaurants unit (the "Applebee's company unit") and the Applebee's franchised restaurants unit ("Applebee's franchise unit"). Consistent with our intent to franchise the significant majority of the company-operated Applebee's restaurants acquired, we determined the fair value of the Applebee's company unit for purposes of assigning goodwill to be the estimated sales value of the restaurants, the value that a market participant would have paid to purchase the restaurants on the day following the acquisition. The fair value of the Applebee's company unit was based on a multiple of approximately six times the operating cash flow for the trailing twelve months of the Applebee's company unit. This multiple was supported by actual refranchising transactions negotiated within a month after the acquisition. The fair value of the franchise unit was determined using a discounted cash flow based on forecast royalty revenues from the franchise operations. These fair values, which reconciled to the overall purchase price paid to acquire Applebee's, were then used to assign goodwill between the reporting units as the excess of the estimated fair value over the carrying value (as of November 29, 2007) of each reporting unit.

        During the course of fiscal 2008, we made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions underlying the discounted cash flow model. Those assessments included consideration of the uncertainty with respect to the depth and duration of the economic slowdown and the timing of a recovery, and the fact that the Company was in the process of implementing several initiatives designed to improve Applebee's same-restaurant-sales and margin performance. These assessments concluded that the sales forecasts being used to assess potential impairment were achievable within ranges that did not indicate impairment. We therefore determined an interim test of goodwill during the first three quarters of 2008 was not warranted.

        In the fourth quarter of 2008, we performed the annual test for impairment of goodwill, utilizing a discounted cash flow model of the income approach as described above. The impairment test of goodwill of the two Applebee's units was performed as of October 31, 2008. The impairment test of the goodwill of the IHOP unit ("IHOP unit") was performed as of December 31, 2008, the date as of which the analysis has been performed in prior years. Towards the latter part of 2008, while there was still considerable uncertainty with respect to the economic slowdown, the prevailing view was that a recovery was not likely to begin until the latter half of 2009 or early 2010. Therefore, during the fourth quarter of 2008, we revised downward our forecasted sales assumption for 2009 which also impacted the assumed cash flows for both 2009 and the following 2010-2013 time period due to an assumed lower base from which the 2010-2013 time period had originally been projected. We also revised our projections with respect to both the estimated timing and estimated proceeds to be received from the franchising of Applebee's company-operated restaurants.

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

  Tradename Impairment

        In accordance with U.S. GAAP, indefinite-lived intangible assets must be evaluated for impairment, at a minimum, on an annual basis, and more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company's common stock. In performing the impairment review of the tradename intangible asset, the Company primarily uses the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream. During the course of fiscal 2009, the Company made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions noted above. In the first half of the year, same-restaurant sales trends were within the range of the forecast used in the assessment. During the third quarter of 2009, same-restaurant sales trended below the forecast range; however, during 2009 there were also indications that a lessening of underlying risk might result in a lower discount rate as well. As a result of these assessments, the Company determined an interim test of indefinite-lived intangibles was not necessary.

        During the fourth quarter of 2009, the Company performed the annual test of impairment for indefinite-lived intangibles, primarily the Applebee's tradename assigned in the purchase price allocation. The Company revised downwards two key assumptions in its five-year forecast: the same-restaurant sales change and the assumed discount rate. All other assumptions used in the relief from royalty calculation were unchanged from the prior year. As the result of the revised assumptions, the estimated fair value of the tradename was less than the carrying value and an impairment of $93.5 million was recognized, along with a related tax benefit of $37.2 million.

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

  Long-lived Tangible Asset Impairment and Closure Charges

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

        The Company evaluated whether this charge, in addition to other macroeconomic data and the decline in the market price of the Company's common stock, were indicators of potential impairment of its goodwill, intangible assets and long-lived assets. The Company concluded that they were not indicators, because (i) the impairment charge was related to a specific transaction that resulted in the disposal of the majority of the Company's real estate; (ii) Applebee's June 30, 2008 year-to-date same-restaurant sales for company-operated stores had increased slightly compared with the same period of the prior year; (iii) while directionally the United States economy was slowing down, there was considerable uncertainty as to the depth and duration of the slowdown, such that the Company believed its internal forecasts of same-restaurant sales growth were achievable; and (iv) the Company's net book value was in excess of its market capitalization throughout the period up to and including the date of filing its Form 10-Q for the Quarterly Period ending June 30, 2008.

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

        The Company again evaluated whether the impairment charges taken in the third quarter of 2008, in addition to other macroeconomic data and the decline in the market price of the Company's common stock, were an indicator of potential impairment of its goodwill, intangible assets and long-lived assets. The Company concluded that they were not an indicator, because (i) the impairments were related to specific transactions in three geographic markets characterized as having a larger proportion of underperforming restaurants than the other geographic markets in which the remaining company-operated restaurants are located; (ii) while Applebee's year-to-date September 30, 2008 same-restaurant sales for company-operated stores had decreased slightly compared with the same period of the prior year, the Company was in the process of implementing several initiatives designed to improve the same-restaurant sales and did not believe there had been enough time to adequately assess the effectiveness of those initiatives; (iii) while economic data confirmed that the United States economy had been recessionary since December of 2007, there was still considerable uncertainty as to the depth and duration of the slowdown, and although Applebee's year-to-date same-restaurant sales were lower than the prior period, Applebee's decline had been less than its competitors, such that the Company believed its internal forecasts of same-restaurant sales growth were achievable; and (iv) the Company's net book value was in excess of its market capitalization throughout the third quarter ended September 30, 2008, and while the market capitalization did decline below the Company's net book value subsequent to September 30, 2008, by the October 31, 2008 date of filing its Form 10-Q for the Quarterly Period ending September 30, 2008, the Company's net book value was in excess of its market capitalization.

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

        The Company may continue to dedicate a portion of excess cash flow towards opportunistic debt retirement. However, the difference between the face amount of debt retired and the amount we have paid has decreased over time and it is likely that gains on future extinguishments of debt, as a percentage of the face amount retired, will be smaller than the average gain recognized in 2008 and 2009, if they occur at all.

  (Gain) Loss on Disposition of Assets

        The Company recognized a gain on disposition of assets of $6.9 million in 2009, primarily related to the franchising of seven Applebee's restaurants in the New Mexico market and sale of a parcel of land held by IHOP.

  Other Expense (Income)

        In 2009, other items of income and expense netted to an expense of $1.3 million compared to income of $1.2 million in 2008. The primary reason for the change was lower interest income resulting from significantly lower interest rates on United States Treasury-based investments.

  Income Tax Provision (Benefit)

        We recognized a tax expense of $5.2 million in 2009 as compared to a tax benefit of $33.7 million in 2008. The change was primarily due to the increase in our pretax book income. The 2009 effective tax rate of 14.1% applied to pretax book income was lower than the statutory Federal tax rate of 35% primarily due to tax credits and changes in tax rates, state tax laws and unrecognized tax benefits, partially offset by state income taxes and changes in the tax asset valuation allowance. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee's company-owned restaurant operations and credits associated with the Applebee's Restaurant Support Center in Lenexa, Kansas.

Liquidity and Capital Resources of the Company

        We incurred approximately $2.3 billion of securitized indebtedness in connection with the 2007 acquisition of Applebee's, of which approximately $1.6 billion remained outstanding as of October 19, 2010. This indebtedness had an accelerated repayment date of 2012, subject to certain short-term extensions.

Credit Facilities

        On October 8, 2010, we entered into a credit agreement with a group of lenders and financial institutions (the "Credit Agreement") that established a senior secured credit facility (the "Senior Secured Credit Facility") consisting of a $900 million term facility (the "Term Facility") maturing in October 2017 and a $50 million senior secured revolving credit facility (the "Revolving Facility") maturing in October 2015. Loans made under the Term Facility and the Revolving Facility will bear interest, at our option, at an annual rate equal to (i) a LIBOR based rate (which will be subject to a floor of 1.50%) plus a margin of 4.50% or (ii) the base rate (the "Base Rate") (which will be subject to a floor of 2.50%), which will be equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the one month LIBOR rate (which will be subject to a floor of 1.50%) plus 1.00%, plus a margin of 3.50%. As of December 31, 2010, the interest rate on the Term Facility was 6.0%. The margin for the Revolving Facility is subject to debt leverage-based step-downs.

        The Revolving Facility is utilized, among other purposes, to collateralize certain letters of credit we are required to maintain that were previously collateralized with restricted cash. Such collateralization does not constitute a draw-down under the Revolving Facility but does reduce the amount that can be borrowed under the Revolving Facility. Unused amounts of the Revolving Facility bear interest at the rate of 75 basis points per annum. As of December 31, 2010, no amounts were borrowed under the Revolving Facility and approximately $25 million in letters of credit were collateralized by the Revolving Facility.

        The Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the Senior Secured Credit Facility by up to $250 million; provided that the aggregate amount of the commitments under the Revolving Facility may not exceed $150 million.

October 2010 Refinancing

        On October 20, 2010, we completed a refinancing of our $1.6 billion of securitized indebtedness using the following sources of funds:

  •
  We borrowed $900 million under the Term Facility; and

  •
  We issued $825 million of senior unsecured notes (the "Notes") at par that will mature in October 2018 with a coupon of 9.5% per annum. Interest on the Company's bonds is payable in the months of April and October of each year, beginning in April 2011.

        These borrowings, along with cash on hand not required for operating needs and previously restricted cash becoming available concurrently with the retirement of the securitized debt totaled approximately $1.85 billion.

        We used these funds in the following manner:

  •
  Repaid the entire $1.6 billion face value of securitized indebtedness outstanding as of October 19, 2010;

  •
  Paid $46.1 million of prepayment costs and tender premiums associated with the retirement;

  •
  Redeemed 143,000 shares of our Series A Stock for $143 million;

  •
  Paid a $5.7 million redemption premium plus $0.9 million of accrued and unpaid dividends associated with the redemption of the Series A Stock; and

  •
  Paid $57.6 million of transaction costs related to the refinancing. These costs will be capitalized and amortized as non-cash interest expense over the weighted average 7.4-year life of the related indebtedness.

        In addition, we wrote off approximately $64.2 million of costs associated with our previous securitized debt structure, primarily comprised of $27.1 million of deferred financing costs, $21.6 million representing the unamortized portion of a loss related to an interest rate swap designated as a cash flow hedge reported in Accumulated Other Comprehensive Loss, unamortized debt discount of $12.5 million and $3.0 million of issuance costs of the Series A Stock. We will receive a tax benefit for most of these charges and for the $46.1 million of prepayment costs and tender premiums. The redemption premium, dividends and write-off of issuance costs associated with the Series A Stock will not be tax deductible.

        In November 2010, we used net proceeds from the sale of 63 company-operated restaurants in Minnesota and Wisconsin along with cash that previously had been restricted for the collateralization of letters of credit to retire the remaining 47,000 shares of Series A Stock for $47.0 million. We paid a redemption premium of $1.9 million plus accrued and unpaid dividends of $0.5 million in redeeming the additional shares.

        The material agreements entered into related to the October 2010 Refinancing were included as Exhibit 4.1 and Exhibits 10.1and 10.2 of our quarterly report on Form 10-Q for the period ended September 30, 2010 filed on November 3, 2010.

        Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our Senior Secured Credit Facility will be adequate to meet our liquidity needs during 2011.

February 2011 Refinancing

        On February 25, 2011, we entered into Amendment No. 1 (the "Amendment") to the Credit Agreement. Pursuant to the Amendment, the interest rate margin applicable to LIBOR-based loans under the Term Facility was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for loans under the Term Facility were reduced from 1.50% to 1.25% for LIBOR-based loans and from 2.50% to 2.25% for Base Rate denominated loans.

        In addition, the Amendment increased the available lender commitments under the Revolving Facility from $50 million to $75 million. No amounts under the Revolving Facility were drawn as of February 25, 2010. The Amendment also modified certain restrictive covenants of the Credit Agreement, including those relating to repurchases of other debt securities, permitted acquisitions and payments on equity.

        The Amendment was included as Exhibit 10.1 of our Current Report on Form 8-K filed on February 28, 2011.

        As a result of the October 2010 Refinancing and the Amendment, we anticipate our 2011 cash interest expense on indebtedness will be approximately $148 million, based on the debt balances outstanding as of February 25, 2011 and current interest rates, a decrease of $8 million, or $5 million after tax, from 2010. This decrease, in addition to the elimination of approximately $23 million in non-deductible preferred stock dividend payments on the Series A Stock will result in a favorable impact from the October 2010 Refinancing and the Amendment on our liquidity and fixed charges of approximately $28 million.

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

        We may voluntarily prepay loans under both the Term Facility and the Revolving Facility without premium or penalty. However, if we make a voluntary prepayment within one year after the closing date of the Credit Agreement in the case of the Revolving Facility, or one year after the February 2011 Refinancing in the case of the Term Facility, in any such case connection with any transaction that results in a lower effective interest rate (as described above), we must pay a prepayment premium in an amount equal to 1.0% of the principal amount prepaid, as applicable.

        There are no mandatory repayments of the Notes, although under certain conditions we may be required to repurchase Notes with excess proceeds of assets sales or upon a change of control, as described in the Indenture under which the Notes were issued.

Debt Covenants

        Pursuant to the Credit Agreement we will be required to comply with a maximum consolidated leverage ratio and a minimum consolidated cash interest coverage ratio, beginning with the first quarter of 2011. At that time, the Company's required maximum consolidated leverage ratio of total debt (net of unrestricted cash not to exceed $75 million) to adjusted EBITDA, on a trailing four-quarter basis, will be 7.5x. Our required minimum ratio of adjusted EBITDA to consolidated cash interest, on a trailing four-quarter basis, will be 1.5x. These thresholds become more rigorous over time. The maximum consolidated leverage ratio will decline, in annual 25-basis-point-decrements, to 6.5x by the first quarter of 2015, then to 6.0x for the first quarter of 2016 until the Credit Agreement expires in October 2017. The minimum consolidated cash interest coverage ratio will increase to 1.75x commencing in the first quarter of 2013 and to 2.0x commencing in the first quarter of 2016 and remain at that level until the Credit agreement expires in October 2017.

        There are no financial maintenance covenants associated with the Notes.

        As noted above, we are not required to certify compliance with the maximum consolidated leverage ratio and minimum consolidated cash interest coverage ratio covenants until delivery of the financial statements for the quarter ended March 31, 2011. For the year ended December 31, 2010 our consolidated leverage ratio was 5.73x and our consolidated cash interest coverage ratio was 2.16x.

        The Notes, the Term Facility and the Revolving Facility are also subject to affirmative and negative covenants considered customary for similar types of facilities, including, but not limited to, covenants with respect to incremental indebtedness, liens, restricted payments (including dividends), investments, affiliate transactions, and capital expenditures. These covenants are subject to a number of important limitations, qualifications and exceptions. Importantly, certain of these covenants will not be applicable to the Notes during any time that the Notes maintain investment grade ratings.

        The EBITDA used in calculating these ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our loss before income taxes, as determined in accordance with U.S. GAAP, and EBITDA used for covenant compliance purposes is as follows:

Trailing Twelve Months Ended December 31, 2010

(in thousands)
U.S. GAAP loss before income taxes	$(12,080)
Interest charges	190,739
Loss on retirement of debt and temporary equity	107,003
Depreciation and amortization	61,427
Non-cash stock-based compensation	13,085
Impairment and closure charges	3,482
Other	1,930
Gain on disposition of assets	(13,573)

EBITDA	$352,013

        We believe this non-U.S. GAAP measure is useful in evaluating our results of operations in reference to compliance with the debt covenants discussed above. This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.

Franchising of Applebee's Company-Operated Restaurants

        During 2010, we completed the franchising of 63 company-operated Applebee's restaurants in the Minnesota/Wisconsin market and 20 company-operated Applebee's restaurants in the Roanoke/Lynchburg markets in the state of Virginia. Proceeds from asset dispositions, including the 83 restaurants, totaled $51.6 million for the twelve months ended December 31, 2010, the majority of which was used to redeem Series A Stock and retire debt.

        Since the Applebee's acquisition we have pursued a strategy to transition from the 74% franchised Applebee's system at the time of the acquisition to an approximately 98% franchised Applebee's system, similar to IHOP's 99% franchised system. As of December 31, 2010, we have franchised 193 Applebee's company-operated restaurants since the second quarter of 2008. Subsequent to December 31, 2010 we franchised 36 restaurants in the St. Louis market in January 2011 and 29 of 30 restaurants in the Washington, D.C. market in February, 2011; the sale of the one remaining Washington, D.C. restaurant is expected to close before the end of the second fiscal quarter of 2011. Including the 65 restaurants franchised in the first quarter of 2011, the Applebee's system is approximately 89% franchised We are planning to franchise a significant majority of the remaining 243 company-operated Applebee's over the next several years while retaining part of the Kansas City area as a Company market. This heavily franchised business model is expected to require less capital investment, improve margins and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the franchising of the restaurants for the retirement of debt. Under the terms of the Credit Agreement, all of the proceeds of future asset dispositions must be used to repay borrowings under the Term Facility and under certain conditions, we may be required to repurchase Notes with excess proceeds of assets sales, as defined in the Indenture under which the Notes were issued.

Cash Flows

        In summary, our cash flows were as follows:

	2010	2009	2008
	(In millions)
Net cash provided by operating activities	$179.3	$157.9	$110.8
Net cash provided by investing activities	53.5	18.8	35.2
Net cash used in financing activities	(212.8)	(208.8)	(58.4)

Net increase (decrease) in cash and cash equivalents	$20.0	$(32.1)	$87.6

  Operating Activities

        Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, operating earnings from our company-operated restaurants and profit from our rental operations and financing operations. Franchise revenues consist of royalties, IHOP advertising fees and sales of proprietary products for IHOP, each of which fluctuates with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee's restaurants by our franchisees and by fluctuations in same-restaurant sales. Operating earnings from company-operated restaurants are impacted by many factors which include but are not limited to changes in traffic patterns, pricing activities and changes in operating expenses. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

        Cash provided by operating activities totaled $179.3 million during the 12 months ended December 31, 2010 compared to $157.9 million in the same period in 2009. Net income declined $34.2 million; however, this was offset by an increase of $39.6 million in noncash adjustments (primarily losses on debt extinguishment, depreciation, non-cash interest, gains on asset sales, deferred taxes and impairment charges). Working capital changes used cash of $11.6 million during 2010 compared to a $16.3 million use in 2009. The decrease in working capital used was due primarily to an increase in interest payable and the timing of payments for advertising, partially offset by an increase in income tax receivables that was primarily due to the income tax benefits associated with the loss recognized in the October 2010 Refinancing. Cash paid for interest in 2010 was $141.1 million as compared to $166.4 million in 2009.

  Investing Activities

        Net cash provided by investing activities in 2010 was primarily attributable to $51.6 million of proceeds from dispositions of assets, primarily the franchising of 83 Applebee's company-operated restaurants, and $19.5 million of principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $18.7 million of capital expenditures. Capital expenditures increased from $15.4 million in 2009 due primarily to increases in information technology infrastructure expenditures and remodeling of company-operated restaurants. Capital expenditures are expected to be approximately $26 million in fiscal 2011. The increase from 2010 is primarily due to expectation for the remodeling of additional company-operated restaurants.

        The following table represents the principal receipts on various receivables due from our franchisees as of December 31, 2010:

	Principal Receipts Due By Period
	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Equipment leases(1)	$6.9	$6.9	$7.1	$7.5	$7.9	$102.7	$139.0
Direct financing leases(2)	4.6	5.4	6.3	7.1	8.0	73.2	104.6
Franchise notes and other(3)	2.4	1.9	1.3	0.8	0.6	0.4	7.4

Total	$13.9	$14.2	$14.7	$15.4	$16.5	$176.3	$251.0

(1)
Equipment lease receivables extend through the year 2029.

(2)
Direct financing lease receivables extend through the year 2024.

(3)
Franchise note receivables extend through the year 2018.

  Financing Activities

        Financing activities used net cash of $212.8 million during 2010. Cash used in financing activities primarily consisted of $1,777.9 million in repayments of long-term debt, payment of debt issuance costs of $57.6 million, redemption of Series A Stock of $190.0 million and $26.1 million in dividend payments (including $7.6 million of redemption premiums) on Series A Stock. Of the long-term debt repayments, $1,641.2 million was related to the October 2010 Refinancing (including tender premiums), $61.8 million related to early retirement of securitization debt with excess cash prior to the October 2010 Refinancing, $56.0 million of debt retirements subsequent to the October 2010 Refinancing and $35.0 million related to scheduled repayments of debt (prior to the October 2010 Refinancing), capital leases and financing obligations. Cash provided by financing activities primarily came from borrowing $900 million under the Term Facility, issuing $825 million of 9.5% Senior Notes and the release of $119.1 million in restricted cash related to the old securitization debt.

Share Repurchases and Dividends

        There is currently no authorized or publicly announced plan to repurchase our common stock. We do, from time to time, repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Such shares are purchased at the closing price of our common stock on the vesting date.

        Currently, we do not pay a dividend on our common stock. Under our current debt agreements, we are restricted from paying dividends on common stock until certain financial ratios are achieved. Those ratios have not been achieved as of December 31, 2010. At such time as those financial ratios are achieved, dividend payments on common stock may be resumed at the discretion of the Board of Directors after consideration of the Company's earnings, financial condition, cash requirements, future prospects and other factors.

  Off-Balance Sheet Arrangements

        As of December 31, 2010, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations and Commitments

        The following are our significant contractual obligations and commitments as of December 31, 2010:

	Payments Due By Period
Contractual Obligations	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(in millions)
Debt	$9.0	$18.0	$18.0	$1,624.0	$1,669.0
Financing obligation	25.6	50.3	53.5	319.2	448.6
Operating leases	83.9	166.7	167.1	923.2	1,340.9
Capital leases	24.9	49.6	49.7	141.1	265.3
Purchase commitments	80.5	2.4	1.2	—	84.1
Other obligations	3.6	—	—	—	3.6

Total minimum payments	227.5	287.0	289.5	3,007.5	3,811.5
Less interest	(35.0)	(63.5)	(57.3)	(159.6)	(315.4)

	$192.5	$223.5	$232.2	$2,847.9	$3,496.1

        At December 31, 2010, we had a reserve for unrecognized tax benefit including potential interest and penalties, net of related tax benefit, totaling $9.4 million, of which approximately $1.7 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make reasonably reliable estimates of when settlements with a taxing authority will occur.

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

        Goodwill was allocated to three reporting units, the IHOP unit, Applebee's company unit and Applebee's franchise unit. The significant majority of the Company's goodwill resulted from the

November 29, 2007 acquisition of Applebee's and has been allocated between the two Applebee's units. The Company tests goodwill and other indefinite life intangible assets for impairment on an annual basis in the fourth quarter. The annual impairment test of goodwill of the two Applebee's units is performed as of October 31 of each year. The annual impairment test of the goodwill of the IHOP unit is performed as of December 31 of each year, the date as of which the analysis has been performed in prior years. In addition to the annual test of impairment, goodwill and indefinite life intangible assets must be evaluated more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company's common stock.

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

        In addition, the Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. The Company recognizes gift card breakage income on gift cards issued by Applebee's when the likelihood of redemption of the gift card becomes remote. This assessment is based upon Applebee's historical experience with gift card redemptions. The Company does not recognize breakage income on gift cards issued by IHOP because the IHOP gift card program has not been in existence as long as the Applebee's program and does not have adequate history on which to base recognition of breakage income.

Allowance for Credit Losses

        The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables; however, changes in circumstances relating to receivables may result in additional allowances in the future. We determine the allowance based on historical experience, current payment patterns, future obligations and our assessment of the ability to pay outstanding balances. We continually review our allowance for doubtful accounts. Past due balances and future obligations are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

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

Recently Adopted Accounting Standards

        In December 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-17, "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." This ASU, among other things, (i) changes existing guidance for determining whether an entity is a Variable Interest Entity ("VIE"); (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and (iii) requires enhanced disclosures about an entity's involvement in a VIE. The Company adopted these amendments effective January 1, 2010, and adoption had no impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures About Fair Value Measurement" ("ASU 2010-06"). This ASU added disclosure requirements about transfers related to assets and liabilities measured using Level 1 and 2 inputs (as defined); clarified existing fair value disclosure requirements about the appropriate level of disaggregation; and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring fair value measurements of assets and liabilities using Level 2 and 3 inputs (as defined). The Company adopted these provisions of the ASU beginning with the consolidated financial statements for the period ended March 31, 2010. The adoption of these provisions of this ASU only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company's balance sheets, statements of operations or statements of cash flows.

        In February 2010, the FASB issued ASU 2010-09, "Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements." This ASU retracts the existing requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The guidance was effective immediately upon issuance and adoption had no impact on the Company's financial statements.

New Accounting Pronouncements

        ASU 2010-06 also requires that disclosures about purchase, sale, issuance, and settlement activity related to assets and liabilities whose fair value is measured using Level 3 inputs be presented on a gross basis rather than as a net number as currently permitted. This provision of this ASU will be effective for the Company's reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company's balance sheets, statements of operations or statements of cash flows.

        In July 2010, the FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This ASU amends disclosure requirements with respect to the credit quality of financing receivables and the related allowance for credit losses. Entities will be required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. Disclosures to be made as of the end of a reporting period will be effective for the Company's reporting period ending December 31, 2010; the disclosures about activity that occurs during a reporting period will be effective for the Company's reporting period ending March 31, 2011. Since this ASU will only amended disclosure requirements, not current accounting practice, adoption of this ASU with respect to end-of-reporting period disclosures did not have any impact on the Company's balance sheets, statements of operations or statements of cash flows.

        The Company reviewed all other significant newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements as a result of future adoption

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to financial market risk, including interest rates and commodity prices. We address these risks through controlled risk management that may include the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into financial instruments for trading or speculative purposes.

Interest Rate Risk

        Our interest income and expense is more sensitive to fluctuations in the general level of United States interest rates than to changes in rates in other markets. Changes in the United States Treasury-based interest rates affect the interest earned on our cash and cash equivalents, restricted cash and investments, and interest expense on our Senior Secured Credit Facility. Our future investment income and interest expense may differ from expectations due to changes in interest rates.

        Investments in fixed-interest-rate-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments. As of December 31, 2010 our long-term investments are comprised primarily of certificates of deposits, mutual funds invested in auction rate securities and one auction rate security; these investments are included in restricted assets related to the captive insurance subsidiary. We have classified these investments as available-for-sale. Due to the short time period between reset dates of the interest rates, there are no unrealized gains or losses associated with interest rate related to the auction rate securities. The one auction rate security has a contractual maturity of December 2030. Based on our cash and cash equivalents, restricted cash and long-term restricted investment holdings as of December 31, 2010, a 1% increase in interest rates would increase our annual interest income by approximately $0.7 million. A 1% decline in interest rates would decrease our annual interest income by less than $0.7 million as the majority of our cash and cash equivalents, restricted cash and long-term investment holdings are currently yielding less than 1%.

        At December 31, 2010, we had $844.0 million of variable rate debt (the Term Loan under our Credit Agreement). If the interest rate on the Term Facility were to increase by 1% per annum, annual interest expense would increase by approximately $8.4 million based on the outstanding Term Facility balance at December 31, 2010. A decrease in interest rates from December 31, 2010 rates would have no impact on interest expense as the current interest is at the floor rate as defined in the Credit Agreement.

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

        In February 2009, the Company and owners of Applebee's and IHOP franchise restaurants formed CSCS to manage procurement activities for the Applebee's and IHOP restaurants choosing to join the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2010, 100% of Applebee's franchise restaurants and over 96% of IHOP franchise restaurants are members of CSCS. While the majority of the food products utilized by IHOP and Applebee's systems are sourced through CSCS, in some instances, we enter into commitments to purchase food and other items on behalf of the IHOP and Applebee's systems. None of these food product contracts or agreements is a derivative instrument. At December 31, 2010, our outstanding purchase commitments for food products were less than $3 million.

Item 8.    Financial Statements and Supplementary Data.

DineEquity, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$102,309	$82,314
Restricted cash	854	72,690
Receivables, net	98,776	104,690
Inventories	10,757	12,236
Prepaid income taxes	34,094	7,702
Prepaid gift cards	27,465	19,878
Prepaid expenses	14,602	13,425
Deferred income taxes	24,301	15,444
Assets held for sale	37,944	8,765

Total current assets	351,102	337,144

Non-current restricted cash	778	48,173
Restricted assets related to captive insurance subsidiary	3,562	4,344
Long-term receivables	239,945	259,775
Property and equipment, net	612,175	771,372
Goodwill	697,470	697,470
Other intangible assets, net	835,879	849,552
Other assets, net	115,730	133,038

Total assets	$2,856,641	$3,100,868

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$9,000	$25,200
Accounts payable	32,724	31,729
Accrued employee compensation and benefits	32,846	37,397
Gift card liability	124,972	105,465
Other accrued expenses	48,058	54,549
Accrued interest payable	17,482	3,627

Total current liabilities	265,082	257,967

Long-term debt, less current maturities	1,631,469	1,637,198
Financing obligations, less current maturities	237,826	309,415
Capital lease obligations, less current maturities	144,016	152,758
Deferred income taxes	375,697	369,127
Other liabilities	118,972	117,449

Total liabilities	2,773,062	2,843,914
Commitments and contingencies
Preferred stock, Series A, $1 par value, 220,000 shares authorized; 2010: no shares issued or outstanding; 2009: 190,000 shares issued and outstanding	—	187,050
Stockholders' equity
Convertible preferred stock, Series B, at accreted value, 10,000,000 shares authorized; 35,000 shares issued and outstanding	42,055	39,623
Common stock, $0.01 par value, 40,000,000 shares authorized; 2010: 24,382,991 shares issued and 18,183,083 shares outstanding; 2009: 23,780,015 shares issued and 17,564,449 shares outstanding	243	238
Additional paid-in-capital	192,214	171,207
Retained earnings	124,250	155,397
Accumulated other comprehensive loss	(282)	(20,811)
Treasury stock, at cost (2010: 6,199,908 shares; 2009: 6,215,566 shares)	(274,901)	(275,750)

Total stockholders' equity	83,579	69,904

Total liabilities and stockholders' equity	$2,856,641	$3,100,868

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Segment Revenues
Franchise revenues	$376,745	$372,198	$353,331
Company restaurant sales	815,572	890,020	1,103,228
Rental income	124,508	133,845	131,347
Financing revenues	16,260	17,899	25,722

Total revenues	1,333,085	1,413,962	1,613,628

Segment Expenses
Franchise expenses	103,835	102,256	96,243
Company restaurant expenses	699,266	766,466	978,197
Rental expenses	96,155	97,303	98,057
Financing expenses	1,968	370	7,314

Total segment expenses	901,224	966,395	1,179,811

Gross segment profit	431,861	447,567	433,817
General and administrative expenses	159,643	158,469	182,239
Interest expense	171,496	186,473	203,141
Impairment and closure charges	3,482	105,094	240,630
Amortization of intangible assets	12,300	12,306	12,132
Loss (gain) on extinguishment of debt and temporary equity	107,003	(45,678)	(15,242)
(Gain) loss on disposition of assets	(13,573)	(6,947)	259
Other expense (income), net	3,590	1,266	(1,185)

(Loss) income before income taxes	(12,080)	36,584	(188,157)
Benefit (provision) for income taxes	9,292	(5,175)	(33,698)

Net income (loss)	$(2,788)	$31,409	$(154,459)

Net income (loss)	$(2,788)	$31,409	$(154,459)
Less: Series A preferred stock dividends	(25,927)	(19,531)	(19,000)
Less: Accretion of Series B preferred stock	(2,432)	(2,291)	(2,151)
Less: Net loss (income) allocated to unvested participating restricted stock	1,173	(351)	6,417

Net (loss) income available to common stockholders	$(29,974)	$9,236	$(169,193)

Net (loss) income available to common stockholders per share
Basic	$(1.74)	$0.55	$(10.09)

Diluted	$(1.74)	$0.55	$(10.09)

Weighted average shares outstanding
Basic	17,240	16,917	16,764

Diluted	17,240	16,917	16,764

Dividends declared per common share	—	—	$1.00

Dividends paid per common share	—	—	$1.00

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts)

	Preferred Stock		Common Stock
							Accumulated Other Comprehensive Loss
	Shares Issued	Series B Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings		Treasury Stock, at cost	Total
Balance, December 31, 2007	35,000	$35,181	23,359,664	$230	$149,564	$338,790	$(36,738)	$(277,654)	$209,373
Net loss	—	—	—	—	—	(154,459)	—	—	(154,459)
Interest rate swap, net of tax	—	—	—	—	—	—	7,716	—	7,716
Temporary decline in available-for-sale securities	—	—	—	—	—	—	(386)	—	(386)

Comprehensive loss									(147,129)

Repurchase of restricted shares	—	—	(18,274)	—	(540)	—	—	—	(540)
Net issuance of shares pursuant to stock plans	—	—	355,560	7	982	—	—	1,135	2,124
Stock-based compensation	—	—	—	—	13,445	—	—	—	13,445
Tax benefit from stock options exercised	—	—	—	—	1,864	—	—	—	1,864
Dividends—common stock	—	—	—	—	—	(17,370)	—	—	(17,370)
Dividends—preferred stock	—	—	—	—	—	(19,000)	—	—	(19,000)
Accretion of Series B preferred stock	—	2,151	—	—	—	(2,151)	—	—	—

Balance, December 31, 2008	35,000	37,332	23,696,950	237	165,315	145,810	(29,408)	(276,519)	42,767
Net income	—	—	—	—	—	31,409	—	—	31,409
Interest rate swap, net of tax	—	—	—	—	—	—	8,507	—	8,507
Temporary decline in available-for-sale securities	—	—	—	—	—	—	90	—	90

Comprehensive income									40,006

Repurchase of restricted shares	—	—	(50,927)	—	(605)	—	—	—	(605)
Net issuance of shares pursuant to stock plans	—	—	133,992	1	323	—	—	—	324
Reissuance of treasury stock	—	—	—	—	(769)	—	—	769	—
Stock-based compensation	—	—	—	—	10,710	—	—	—	10,710
Tax benefit from stock options exercised	—	—	—	—	(3,767)	—	—	—	(3,767)
Dividends—preferred stock	—	—	—	—	—	(19,531)	—	—	(19,531)
Accretion of Series B preferred stock	—	2,291	—	—	—	(2,291)	—	—	—

Balance, December 31, 2009	35,000	39,623	23,780,015	238	171,207	155,397	(20,811)	(275,750)	69,904
Net loss	—	—	—	—	—	(2,788)	—	—	(2,788)
Interest rate swap, net of tax	—	—	—	—	—	—	20,529	—	20,529

Comprehensive income									17,741

Repurchase of restricted shares	—	—	(50,543)		(1,884)	—	—	—	(1,884)
Net issuance of shares pursuant to stock plans	—	—	653,519	5	7,963	—	—	—	7,968
Reissuance of treasury stock	—	—	—	—	(849)	—	—	849	—
Stock-based compensation	—	—	—	—	13,085	—	—	—	13,085
Tax benefit from stock options exercised	—	—	—	—	2,692	—	—	—	2,692
Dividends—preferred stock	—	—	—	—	—	(25,927)	—	—	(25,927)
Accretion of Series B preferred stock	—	2,432	—	—	—	(2,432)	—	—	—

Balance, December 31, 2010	35,000	$42,055	24,382,991	$243	$192,214	$124,250	$(282)	$(274,901)	$83,579

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net (loss) income	$(2,788)	$31,409	$(154,459)
Adjustments to reconcile net (loss) income to cash flows provided by operating activities
Depreciation and amortization	61,427	65,379	72,934
Non-cash interest expense	34,379	39,422	39,083
Loss (gain) on extinguishment of debt and temporary equity	107,003	(45,678)	(15,242)
Impairment and closure charges	3,482	105,094	240,630
Deferred income taxes	(15,484)	(19,875)	(65,226)
Non-cash stock-based compensation expense	13,085	10,710	12,089
Tax benefit from stock-based compensation	2,692	531	1,864
Excess tax benefit from stock options exercised	(4,775)	(48)	(315)
(Gain) loss on disposition of assets	(13,573)	(6,947)	259
Other	5,430	(5,816)	1,172
Changes in operating assets and liabilities
Receivables	3,736	11,607	(2,441)
Inventories	(263)	(1,474)	182
Prepaid expenses	(9,148)	(15,947)	(7,418)
Current income tax receivables and payables	(27,703)	5,001	20,456
Accounts payable	27	(14,867)	(23,749)
Accrued employee compensation and benefits	(5,000)	(8,119)	(11,609)
Gift card liability	19,507	7,180	18,480
Other accrued expenses	7,248	286	(15,851)

Cash flows provided by operating activities	179,282	157,848	110,839

Cash flows from investing activities
Additions to property and equipment	(18,677)	(15,372)	(31,765)
Reductions (additions) to long-term receivables	4,772	2,528	(4,743)
Acquisition of business, net of cash acquired	—	—	(10,261)
Collateral released by captive insurance subsidiary	781	1,549	4,559
Proceeds from sale of property and equipment and assets held for sale	51,642	15,777	61,137
Principal receipts from notes and equipment contracts receivable	14,680	15,025	15,797
Other	306	(672)	471

Cash flows provided by investing activities	53,504	18,835	35,195

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,725,000	10,000	35,000
Restricted cash related to securitization	119,133	15,878	49,216
Proceeds from financing obligations	—	—	370,502
Repayment of long-term debt (including tender premiums)	(1,777,946)	(173,777)	(421,325)
Redemption of temporary equity	(190,000)	—	—
Payment of debt issuance costs	(57,602)	(20,300)	(48,902)
Principal payments on capital lease and financing obligations	(16,118)	(16,160)	(9,854)
Dividends paid (including temporary equity redemption premiums)	(26,117)	(24,091)	(33,362)
Repurchase of restricted stock	(1,884)	(605)	(540)
Proceeds from stock options exercised	7,968	324	989
Excess tax benefit from stock options exercised	4,775	48	315
Other	—	(129)	(468)

Cash flows used in financing activities	(212,791)	(208,812)	(58,429)

Net change in cash and cash equivalents	19,995	(32,129)	87,605
Cash and cash equivalents at beginning of year	82,314	114,443	26,838

Cash and cash equivalents at end of year	$102,309	$82,314	$114,443

Supplemental disclosures
Interest paid	$141,139	$166,361	$194,763
Income taxes paid	$33,389	$31,245	$40,931

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. The Company

        The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. ("DineEquity"). The Company owns and operates two restaurant concepts: Applebee's Neighborhood Grill and Bar®, or Applebee's, in the bar and grill segment of the casual dining category of the restaurant industry, and International House of Pancakes®, or IHOP®, in the family dining category of the restaurant industry. The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter the Company's predecessor began developing and franchising additional restaurants. As of December 31, 2010, there were a total of 1,504 IHOP restaurants of which 1,329 were subject to franchise agreements, 164 were subject to area license agreements and 11 were company-operated restaurants. IHOP restaurants are located in all 50 states of the United States, two United States territories and in Canada and Mexico.

        In November 2007, the Company completed the acquisition of Applebee's International, Inc. ("Applebee's"), which became a wholly owned subsidiary of the Company. As of December 31, 2010, there were a total of 2,010 Applebee's restaurants, of which 1,701 were subject to franchise agreements and 309 were company-operated restaurants. The restaurants were located in 49 states, 16 countries outside of the United States and one United States territory.

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

Fiscal Periods

        The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. For convenience, the Company refers to all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The 2010, 2009 and 2008 fiscal years presented herein ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively. The 2010 fiscal year contained 52 weeks, the 2009 fiscal year contained 53 weeks and the 2008 fiscal year contained 52 weeks.

Use of Estimates

        The preparation of financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP") requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, goodwill and intangible assets. The Company bases its estimates on historical experience and on various

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

        Receivables are derived from revenues earned from franchisees and distributors located primarily in the United States. The Company is subject to a concentration of credit risk with respect to Applebee's franchisee receivables. As of December 31, 2010, Applebee's franchisees operated 1,553 Applebee's restaurants in the United States (which comprised 83% of the total Applebee's restaurants in the United States). Of those restaurants, the nine largest Applebee's franchisees owned 851 restaurants, representing 55% of all franchised Applebee's restaurants in the United States. Receivables from all Applebee's franchisees totaled $27.0 million at December 31, 2010.

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

Restricted Assets

  Restricted Cash

        The Company entered into three separate securitization transactions in 2007. The proceeds received from these transactions primarily were used to fund the acquisition of Applebee's and to fund certain cash accounts as required by the indentures and other agreements related to the securitization transactions ("Securitization Agreements"). These cash accounts were to be used only for the purposes specified in the Securitization Agreements. The Company presented these cash accounts as restricted cash in both the current and non-current asset sections of the consolidated balance sheets while borrowings subject to the indentures were outstanding. All obligations under the indentures were satisfied and discharged on October 19, 2010 (see Note 8), including the maintenance of restricted cash accounts. Restricted cash balances as of December 31, 2010 relate primarily to certain advertising funds.

  Other Restricted Assets

        The Company has restricted assets related to its captive insurance subsidiary which are included in non-current assets in the consolidated balance sheets. The captive insurance subsidiary was formed to provide insurance coverage to Applebee's and its franchisees. These restricted assets are primarily investments, use of which is restricted to the payment of insurance claims.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Investments

        The Company's investments comprise certificates of deposit, money market funds and auction rate securities included in restricted assets related to the captive insurance subsidiary in the consolidated balance sheets. The Company has classified all investments as available-for-sale with any unrealized gain or loss included in Other Comprehensive Income (Loss). The contractual maturity of the auction rate security is 2030.

Inventories

        Inventories consisting of food, beverages, merchandise and supplies are stated at the lower of cost (on a first-in, first-out basis) or market. When necessary, the Company reserves for obsolescence and shrinkage based upon inventory turnover trends, historical experience and the specific identification method.

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or remaining useful lives. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over their estimated useful lives or the lease term, if less. The Company has capitalized certain costs incurred in connection with the development of internal-use software which are included in equipment and fixtures and amortized over the expected useful life of the asset. The general ranges of depreciable and amortizable lives are as follows:

Category	Depreciable Life
Buildings and improvements	25 - 40 years
Leaseholds and improvements	Shorter of primary lease term or between three to 25 years
Equipment and fixtures	Between two to 10 years
Properties under capital leases	Primary lease term or remaining primary lease term

        Property and equipment are reported as assets held for sale when they meet the criteria of U.S. GAAP. The Company ceases recording depreciation on assets classified as held for sale.

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

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Recoverability of a restaurant's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, this may be an indicator of impairment. If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value. The fair value is determined in accordance with U.S. GAAP governing fair value measurements. The primary method of estimating fair value is by discounting the future cash flows based on our cost of capital. A loss resulting from impairment is recognized as a charge against operations.

        The Company may decide to close certain company-operated restaurants. Typically such decisions are based on operating performance or strategic considerations. In these instances, the Company reserves, or writes off, the full carrying value of these restaurants as impaired.

        Periodically, the Company will reacquire a previously franchised restaurant. At the time of reacquisition, the franchise will be recorded at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value. The net realizable value of a reacquired franchise is based on the Company's average five-year historical franchise resale value. The historical resale value used in 2010 was $256,000. An impairment loss will be recognized equal to the amount by which the reacquisition value exceeds the historical resale value.

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

        Goodwill was allocated to three reporting units, the IHOP franchised restaurants unit ("IHOP franchise unit"), Applebee's company-operated restaurants unit ("Applebee's company unit") and Applebee's franchised restaurants unit ("Applebee's franchise unit") in accordance with U.S. GAAP. The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and was allocated between the two Applebee's units. The Company tests goodwill and other indefinite life intangible assets for impairment on an annual basis in the fourth quarter. The impairment test of goodwill of the two Applebee's units is performed as of October 31 of each year. The impairment test of the goodwill of the IHOP franchise unit is performed as of December 31 of each year. In addition to the annual test of impairment, goodwill must be evaluated more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

competition, a loss of key personnel, adverse legal or regulatory developments or a significant decline in the market price of the Company's common stock.

        In the process of the Company's annual impairment review of goodwill, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt. Additional assumptions are made as to proceeds to be received from future franchising of company-operated restaurants. Step one of the impairment test compares the fair value of each of our reporting units to their carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the step one test does indicate an impairment, step two must take place. Under step two, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted. The fair value of all reporting units is then compared to the current market value of the Company's common stock to determine if the fair values estimated in the impairment testing process are reasonable in light of the current market value.

        There were no impairments of goodwill or intangible assets recorded in 2010. As a result of the impairment reviews performed in 2009, an impairment of intangible assets was recorded. As a result of the impairment reviews performed in 2008, impairments of goodwill and intangible assets were recorded, including all of the goodwill of the Applebee's company unit. See Note 17, Impairment and Closure Charges.

Self-Insurance Liability

        The Company is self-insured for a portion of its employee workers' compensation and general liability insurance obligations. The Company maintains stop-loss coverage with third-party insurers to limit its total exposure. The accrued liability associated with these programs is based on historical claims data and our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

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

        In addition, the Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. The Company recognizes gift card breakage income on gift cards issued by Applebee's when the assessment of the likelihood of redemption of the gift card becomes remote. This assessment is based upon Applebee's historical experience with gift card redemptions. The Company does not record breakage income on gift cards issued by IHOP because the IHOP gift card program has not been in existence as long as the Applebee's program and does not have adequate history on which to base recognition of breakage income.

Allowance for Credit Losses

        The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables; however, changes in circumstances relating to receivables may result in additional allowances in the future. We determine the allowance based on historical experience, current payment patterns, future obligations and our assessment of the ability to pay outstanding balances. We continually review our allowance for doubtful accounts. Past due balances and future obligations are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

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

        Advertising expense reflected in the consolidated statements of operations includes local marketing advertising costs incurred by company-operated restaurants, contributions to the national advertising fund made by Applebee's company-operated restaurants and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising are expensed either as incurred or the first time the advertising takes place. Advertising expense included in company restaurant

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

operations and franchise operations for the years ended December 31, 2010, 2009 and 2008 was $32.2 million, $36.7 million and $45.3 million, respectively. In addition, significant advertising expenses also are incurred by franchisees through the national advertising funds and local marketing and advertising cooperatives.

Asset Retirement Obligations

        The Company currently has certain leases which may require it to return the property to the landlord in its original condition. The Company records expenses for these leases in its consolidated financial statements as company restaurant expenses. At December 31, 2010 and 2009, the liability recorded for asset retirement obligations was $0.2 million and $0.3 million, respectively.

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

        In the past, the Company has utilized derivative financial instruments to manage its exposure to interest rate risks, but is not currently a party to any derivative financial instruments. The Company does not enter into derivative financial instruments for trading purposes.

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

Stock-Based Compensation

        The Company has in effect stock incentive plans under which incentive stock options may be granted to employees and restricted stock units and non-qualified stock options may be granted to employees and non-employee members of the Board of Directors. The Company accounts for all stock-based payments to employees and non-employees, including grants of employee stock options and restricted stock units to be recognized in the financial statements, based on their respective grant date fair values. The Company also reports the benefits of tax deduction in excess of recognized compensation cost as a financing cash flow.

        U.S. GAAP requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which considers, among other factors, the expected life of the award and the expected volatility of the Company' stock price. Although the Black-Scholes model meets the requirements of U.S. GAAP and the Securities and Exchange Commission (the "SEC") as an option-

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

pricing model, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements and limited transferability.

        The Company accounts for option grants to non-employees in accordance with U.S. GAAP, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached.

Comprehensive Income (Loss)

        The Company displays comprehensive income (loss) in the Consolidated Statements of Changes in Shareholders' Equity, with additional disclosure regarding the components in the Notes to the Consolidated Financial Statements. Accumulated other comprehensive loss is attributable to the unrealized loss, net of tax, on an interest rate swap that was terminated in 2007 and a temporary decline in the fair value of available-for-sale securities.

Net Income (Loss) Per Share

        Earnings per share is calculated using the two-step method prescribed in U.S. GAAP. Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares and potential shares of common stock outstanding during the period if their effect is dilutive. For the years ended December 31, 2010, 2009 and 2008, certain dilutive shares were not included in computing the diluted net loss per share because their effect was anti-dilutive. The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share calculation. Potentially dilutive common shares include the assumed exercise of stock options, assumed vesting of restricted stock units and assumed conversion of preferred stock using the if-converted method.

Business Segments

        We identify our segments based on the organizational units used by management to monitor performance and make operating decisions. Our segments are as follows: franchise operations, company restaurant operations, rental operations and financing operations. Within these segments, as applicable, we operate two distinct restaurant concepts: Applebee's and IHOP.

  Franchise Segment

        As of December 31, 2010, the franchise operations segment consists of restaurants operated by Applebee's franchisees in the United States, one United States territory and 16 countries outside of the U. S. and restaurants operated by IHOP franchisees and area licensees in the U. S., two United States territories and two countries outside of the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products (primarily IHOP pancake and waffle dry-mixes) and the portion of the franchise fees allocated to IHOP and Applebee's intellectual property. Additionally, franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations;

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

however, Applebee's national advertising fund activity constitutes agency transactions and therefore is not recognized as franchise revenue and expense.

        Franchise operations expenses include IHOP advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.

  Company Segment

        As of December 31, 2010, the company restaurant operations segment consists of company-operated Applebee's restaurants, company-operated IHOP restaurants and one restaurant reacquired from a franchisee and operated by IHOP on a temporary basis until refranchised. All company-operated restaurants are in the United States.

        Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other restaurant operating costs.

  Rental Segment

        Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The rental operations revenue and expenses are primarily generated by IHOP. Applebee's has an insignificant amount of rental activity that only relates to properties that are retained after franchising company-operated restaurants. Rental activity occurs until such time as the properties can be disposed of by sale.

  Financing Segment

        Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

Recently Adopted Accounting Standards

        In December 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-17, "Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." This ASU, among other things, (i) changes existing guidance for determining whether an entity is a Variable Interest Entity ("VIE"); (ii) requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE; and (iii) requires enhanced disclosures about an entity's involvement in a VIE. The Company adopted these amendments effective January 1, 2010, and adoption had no impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures About Fair Value Measurement" ("ASU 2010-06"). This ASU added disclosure requirements about transfers related to assets and liabilities measured using Level 1 and 2 inputs (as defined); clarified existing fair value disclosure requirements about the appropriate level of disaggregation; and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring fair value measurements of assets and liabilities using Level 2 and 3 inputs (as defined). The Company adopted these provisions of the ASU beginning with the consolidated financial

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

statements for the period ended March 31, 2010. The adoption of these provisions of this ASU only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company's balance sheets, statements of operations or statements of cash flows.

        In February 2010, the FASB issued ASU 2010-09, "Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements." This ASU retracts the existing requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The guidance was effective immediately upon issuance and adoption had no impact on the Company's financial statements.

New Accounting Pronouncements

        ASU 2010-06 also requires that disclosures about purchase, sale, issuance, and settlement activity related to assets and liabilities whose fair value is measured using Level 3 inputs be presented on a gross basis rather than as a net number as currently permitted. This provision of this ASU will be effective for the Company's reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company's balance sheets, statements of operations or statements of cash flows.

        In July 2010, the FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This ASU amends disclosure requirements with respect to the credit quality of financing receivables and the related allowance for credit losses. Entities will be required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. Disclosures to be made as of the end of a reporting period will be effective for the Company's reporting period ending December 31, 2010; the disclosures about activity that occurs during a reporting period will be effective for the Company's reporting period ending March 31, 2011. Since this ASU only amended disclosure requirements, not current accounting practice, adoption of this ASU with respect to end-of-reporting period disclosures did not have any impact on the Company's balance sheets, statements of operations or statements of cash flows.

        The Company reviewed all other significant newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements as a result of future adoption.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3. Receivables

	2010	2009
	(In millions)
Accounts receivable	$55.2	$53.2
Gift card receivables	25.5	22.7
Credit card receivables	5.4	7.5
Notes receivable	8.1	17.7
Equipment leases receivable	139.0	146.5
Direct financing leases receivable	104.6	111.3
Other	7.1	9.0

	344.9	367.9
Less: allowance for doubtful accounts	(6.2)	(3.4)

	338.7	364.5
Less: current portion	(98.8)	(104.7)

Long-term receivables	$239.9	$259.8

        Accounts receivable primarily includes receivables due from franchisees and distributors. Gift card receivables consist primarily of amounts due from third-party vendors. Credit card receivables consist primarily of amounts due from credit card companies used by the Company to process customer transactions. Notes receivable include IHOP franchise fee notes in the amount of $6.3 million and $10.4 million at December 31, 2010 and 2009, respectively. IHOP franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 7.67% and 8.32% per annum at December 31, 2010 and 2009, respectively, and are collateralized by the franchise. The term of an equipment lease contract coincides with the term of the corresponding restaurant building lease. Equipment lease contracts are due in equal weekly installments, primarily bear interest averaging 10.13% and 10.15% per annum at December 31, 2010 and 2009, respectively, and are collateralized by the equipment. Interest is not charged on gift card receivables and credit card receivables. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

3. Receivables (Continued)

        The following table summarizes the activity in the allowance for doubtful accounts:

Allowance for Doubtful Accounts	(In million)
Balance at December 31, 2007	$3.0
Provision	1.3
Charge-offs	(1.6)
Recoveries	0.2

Balance at December 31, 2008	2.9
Provision	1.7
Charge-offs	(1.3)
Recoveries	0.1

Balance at December 31, 2009	3.4
Provision	3.4
Charge-offs	(0.8)
Recoveries	0.2

Balance at December 31, 2010	$6.2

4. Assets Held For Sale

        The Company classifies assets as held for sale and ceases the depreciation of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria as defined in U.S. GAAP. Reacquired franchises, property and equipment and other assets held for sale are accounted for on the specific identification basis.

Reacquired franchises

        For reacquired franchises, the Company records the franchise and equipment at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value at the reacquisition date. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease, and the estimated net realizable value is evaluated in conjunction with our impairment evaluation of long-lived assets. There was $332,000 in reacquired franchises and equipment included in assets held for sale at December 31, 2010 and $469,000 at December 31, 2009.

Property and equipment

        At December 31, 2009, assets held for sale primarily consisted of four parcels of land previously intended for future restaurant development, four parcels of land on which Applebee's franchised restaurants are situated, the net assets of one Applebee's restaurant expected to be sold, property and equipment from one previously closed Applebee's restaurant and one IHOP restaurant held for refranchising.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

4. Assets Held For Sale (Continued)

        The following table summarizes the changes in the balance of assets held for sale during fiscal 2010:

(In millions)
Balance December 31, 2009	$8.8
Assets transferred to held for sale	63.8
Assets sold	(33.7)
Assets refranchised	(0.5)
Other	(0.5)

Balance December 31, 2010	$37.9

        During the twelve months ended December 31, 2010, the Company entered into asset purchase agreements for the sale of 149 company-operated Applebee's restaurants, 63 located in Minnesota and parts of Wisconsin, 36 in the St. Louis market area of Missouri, 30 in the Washington, D.C. area and 20 in Roanoke and Lynchburg in the State of Virginia. Accordingly, $58.0 million, representing the net book value of the assets related to these restaurants, was transferred to assets held for sale. Additionally, $5.5 million was transferred to assets held for sale related to parcels of land on which three of the 149 restaurants being sold are situated. These parcels were not part of the asset purchase agreement but are being actively marketed. Additionally, $0.3 million related to one IHOP franchise restaurant held for refranchising was classified as held for sale.

        Assets sold of $33.7 million comprised the 83 restaurants from the Minnesota/Wisconsin and Roanoke/Lynchburg markets, four parcels of land on which Applebee's franchised restaurants are situated, the Applebee's restaurant and property and equipment held for sale at December 31, 2009 and one parcel of land previously intended for future restaurant development.. The IHOP restaurant held for sale at December 31, 2009 was refranchised. The balance of assets held for sale at December 31, 2010 of $37.9 million was primarily comprised of assets of the 36 restaurants in the St. Louis market area of Missouri, 30 restaurants in the Washington, D.C. area, three parcels of land on which Applebee's franchised restaurants are situated, three parcels of land previously intended for future restaurant development and one IHOP restaurant held for refranchising.

        All assets reported as held for sale are part of the company restaurant operations segment.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

5. Property and Equipment

        Property and equipment by category is as follows:

	2010	2009
	(In millions)
Land	$136.3	$170.3
Buildings and improvements	311.4	395.9
Leaseholds and improvements	256.6	269.9
Equipment and fixtures	106.2	114.9
Construction in progress	6.2	9.4
Properties under capital lease obligations	62.4	60.1

	879.1	1,020.5
Less accumulated depreciation and amortization	(266.9)	(249.1)

Property and equipment, net	$612.2	$771.4

        The Company recorded depreciation expense on property and equipment of $48.1 million, $51.9 million and $58.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease obligations in the amount of $27.4 million and $24.6 million at December 31, 2010 and 2009, respectively.

        The Company records capitalized interest in connection with the development of new restaurants and amortizes it over the estimated useful life of the related asset. Capitalized interest, net of amortization, was $364,000 and $413,000 at December 31, 2010 and 2009, respectively

6. Goodwill

        The significant majority of the Company's goodwill and other intangible assets arose from the November 29, 2007 acquisition of Applebee's. The following table summarizes changes in the carrying value of goodwill:

	Reporting Unit
	IHOP Franchise	Applebee's Franchise	Applebee's Company	Total
	(In millions)
Balance, December 31, 2007	$10.8	$537.6	$182.3	$730.7
Purchase price adjustments	—	149.1	(57.5)	91.6
Refranchising	—	—	(11.3)	(11.3)
Annual impairment test	—	—	(113.5)	(113.5)

Balance, December 31, 2008	10.8	686.7	—	697.5
Annual impairment test	—	—	—	—

Balance, December 31, 2009	10.8	686.7	—	697.5
Annual impairment test	—	—	—	—

Balance, December 31, 2010	$10.8	$686.7	$—	$697.5

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

        During fiscal 2010 and 2009, the Company made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions underlying the discounted cash flow model, and determined an interim test of goodwill was not warranted. Accordingly, the Company performed its annual test of goodwill impairment in the fourth quarter of 2010 and 2009. In the first step of each year's impairment test, the estimated fair value of both the IHOP and Applebee's franchising units exceeded their respective carrying values and the Company concluded there was no impairment of goodwill.

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

        In performing the 2008 annual impairment test of goodwill, the Company concluded the goodwill allocated to the Company unit was fully impaired and an impairment charge of $113.5 million was recorded (see Note 17, Impairment and Closure Charges).

7. Other Intangible Assets

        As of December 31, 2010 and 2009, intangible assets are as follows:

	Not Subject to Amortization			Subject to Amortization
	Tradename	Liquor Licenses	Other	Franchising Rights	Recipes and Menus	Leaseholds	Total
	(In millions)
Balance, December 31, 2007	$790.0	$6.4	$—	$199.5	$15.6	$—	$1,011.5
Additions	—	—	—	—	—	7.3	7.3
Purchase price adjustments	—	(1.7)	—	—	—	0.4	(1.3)
Amortization expense	—	—	—	(10.0)	(2.1)	(1.7)	(13.8)
Impairment	(44.1)	—	—	—	—	—	(44.1)
Refranchising	—	(1.8)	—	—	—	(1.8)	(3.6)

Balance, December 31, 2008	745.9	2.9	—	189.5	13.5	4.2	956.0
Amortization expense	—	—	—	(10.0)	(2.3)	(1.1)	(13.4)
Impairment	(93.5)	—	—	—	—	—	(93.5)
Other	—	—	0.2	—	—	0.3	0.5

Balance, December 31, 2009	652.4	2.9	0.2	179.5	11.2	3.4	849.6
Amortization expense	—	—	—	(10.0)	(2.3)	(1.0)	(13.3)
Impairment	—	(0.3)	—	—	—	—	(0.3)
Refranchising	—	—	—	(0.2)	—	(1.2)	(1.4)
Other	—	—	0.1	—	—	1.2	1.3

Balance, December 31, 2010	$652.4	$2.6	$0.3	$169.3	$8.9	$2.4	$835.9

        See Note 17, Impairment and Closure Charges, regarding the impairments of the tradename recognized in 2009 and 2008.

        Annual amortization expense for next five fiscal years is estimated to be approximately $12.2 million annually. The weighted average life of the intangible assets subject to amortization is 18.7 and 18.6 years at December 31, 2010 and 2009, respectively.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

7. Other Intangible Assets (Continued)

        Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2010 and 2009 are as follows:

	December 31, 20010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$200.4	$(31.1)	$169.3	$200.5	$(21.0)	$179.5
Recipes and menus	15.7	(6.8)	8.9	15.7	(4.5)	11.2
Leaseholds/other	5.6	(3.2)	2.4	6.2	(2.8)	3.4

Total	$221.7	$(41.1)	$180.6	$222.4	$(28.3)	$194.1

8. Debt

        Debt consists of the following components:

	2010	2009
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 6.0% as of December 31, 2010	$844.0	$—
Senior Notes due October 2018, at a fixed rate of 9.5%	825.0	—
Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.1767% (inclusive of an insurance premium of 0.75%)	—	599.1
Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes due December 2037, at a fixed rate of 7.0588%	—	434.2
Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037, at a fixed rate of 8.4044%	—	104.0
Series 2007-1 Class A-1 Variable Funding Senior Notes, final maturity date December 2037, at a rate of 2.89% as of December 31, 2009	—	100.0
Series 2007-1 Fixed Rate Notes due March 2037, at a fixed rate of 5.744% (inclusive of an insurance premium of 0.60%)	—	175.0
Series 2007-2 Variable Funding Notes, final maturity date March 2037, at a rate of 0.3% as of December 31, 2009	—	25.0
Series 2007-3 Fixed Rate Term Notes due December 2037, at a fixed rate of 7.0588%	—	245.0
Discount	(28.5)	(19.9)

Total debt	1,640.5	1,662.4
Less current maturities	(9.0)	(25.2)

Long-term debt	$1,631.5	$1,637.2

Long-Term Debt Instruments Outstanding

        In October 2010, the Company effected a series of transactions that culminated in the retirement of all long-term debt instruments that had been outstanding at December 31, 2009 and the release from

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

all obligations under the indentures under which certain of the instruments had been issued (the "October 2010 Refinancing").

  Senior Secured Credit Facility

        On October 8, 2010, the Company entered into a Credit Agreement, by and among the Company, a group of lenders and other financial institutions party thereto (the "Credit Agreement").

        The Credit Agreement established a senior secured credit facility (the "Senior Secured Credit Facility") consisting of a $900.0 million senior secured term loan facility maturing in October 2017 (the "Term Facility") and a $50.0 million senior secured revolving credit facility maturing in October 2015 (the "Revolving Facility"). The Revolving Facility provides for borrowings up to $50 million, with sub-limits for the issuance of letters of credit and for swingline borrowings, and may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditure, dividends and investments. The Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the senior secured credit facility by up to $250 million; provided that the aggregate amount of the commitments under the Revolving Facility may not exceed $150 million.

  Interest Rate

        Loans made under the Term Facility and the Revolving Facility bear interest, at the Company's option, at an annual rate equal to (i) a LIBOR based rate (which will be subject to a floor of 1.50%) plus a margin of 4.50% or (ii) the base rate (the "Base Rate") (which will be subject to a floor of 2.50%) which will be equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the one month LIBOR rate (which will be subject to a floor of 1.50%) plus 1.00%, plus a margin of 3.50%. The margin for the Revolving Facility is subject to debt leverage-based step-downs. Both the Term Facility and the Revolving Facility are subject to upfront fees of 1.00% of the principal amount thereof.

  Effective Interest Rate

        Taking into account fees and expenses associated with the Credit Agreement that will be amortized as additional non-cash interest expense over a seven-year period, the weighted average effective interest rate for the Term Loan during the year ended December 31, 2010 was 7.0161%.

  Guarantees

        The loans made under the Credit Agreement are guaranteed by the Company's domestic wholly-owned restricted subsidiaries, other than immaterial subsidiaries (the "Guarantors"), and are secured by a perfected first priority security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors, including, without limitation, (i) substantially all personal, real and mixed property, (ii) all intercompany debt owing to the Company and the Guarantors and (iii) 100% of the equity interests held by the Company and each of the Guarantors (with customary limits for foreign subsidiaries), subject to certain customary exceptions.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

  Mandatory Prepayment

        Mandatory prepayments equal to 0.25% of the aggregate principal amount of the initial Term Loan borrowing must be made on a quarterly basis (1.0% for a fiscal year). Mandatory prepayments are also required to be made upon the occurrence of certain events, including, without limitation, (i) sales of certain assets, (ii) receipt of certain casualty and condemnation awards proceeds, (iii) the incurrence of certain additional indebtedness and (iv) excess cash flow (as defined in the Credit Agreement). The Credit Agreement permits the Company to purchase loans under the Term Facility pursuant to customary Dutch auction provisions and subject to customary conditions and limitations.

  Covenants/Restrictions

        The Credit Agreement requires the Company to comply with certain financial covenants, including a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case, commencing with the fiscal quarter ending March 31, 2011. The Credit Agreement also includes certain negative covenants customary for transactions of this type, that restrict the ability of the Company and the Company's existing and future restricted subsidiaries to, among other things, modify material agreements and/or incur additional debt, incur liens, make certain investments and acquisitions, make fundamental changes, transfer and sell assets, pay dividends and make distributions, modify the nature of the Company's business, enter into agreements with shareholders and affiliates, enter into burdensome agreements, change the Company's fiscal year, make capital expenditures and prepay certain indebtedness, subject to certain customary exceptions, including carve-outs and baskets.

        The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including change of control provisions and cross-defaults to other debt. Upon the occurrence of an event of default, the lenders, by a majority vote, will have the ability to direct the Administrative Agent to terminate the loan commitments, accelerate all loans and exercise any of the lenders' other rights under the Credit Agreement and the related loan documents on behalf of the lenders.

  Borrowings Under Senior Secured Credit Facility

        On October 21, 2010, the Company borrowed $900 million under the Term Facility, of which $844.0 million was outstanding at December 31, 2010. There have been no borrowings under the Revolving Facility; however, available borrowing capacity under the Revolving Facility is reduced by $25.5 million of letters of credit outstanding as of December 31, 2010 pursuant to sub-limits of the Credit Agreement.

  Subsequent Event

        See Note 25, Subsequent Events, regarding modification of the Credit Agreement after December 31, 2010.

  9.5% Senior Notes due 2018

        On October 19, 2010, the Company, issued $825,000,000 aggregate principal amount of its 9.5% Senior Notes due October 30, 2018 (the "Notes") pursuant to an Indenture (the "Indenture"), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee (the

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

"Trustee"). The Notes are unsecured senior obligations of the Company and are jointly and severally guaranteed on a senior unsecured basis by the Guarantors under the Credit Agreement.

  Interest/Effective Interest

        The Notes bear interest at the rate of 9.5% per annum. Interest on the Notes is payable on April 30 and October 30 of each year, beginning on April 30, 2011. Taking into account fees and expenses associated with the Notes that will be amortized as additional non-cash interest expense over an eight-year period, the weighted average effective interest rate for the Notes during the year ended December 31, 2010 was 10.0834%.

  Prepayment

        The Company may redeem the Notes for cash in whole or in part, at any time or from time to time, on and after October 30, 2014, at specified redemption premiums, plus accrued and unpaid interest, as specified in the Indenture. In addition, prior to October 30, 2014, the Company may redeem the Notes for cash in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and a "make-whole" premium, as specified in the Indenture. In addition, prior to October 30, 2013, the Company may redeem up to 35% of the aggregate principal amount of Notes issued with the net proceeds raised in one or more equity offerings. If the Company undergoes a change of control under certain circumstances, the Company may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. If the Company sells assets under certain circumstances, the Company may be required to offer to purchase the Notes at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest.

  Covenants/Restrictions

        The Indenture limits the ability of the Company and its restricted subsidiaries to incur additional indebtedness (excluding certain indebtedness under the Senior Secured Credit Facility), issue certain preferred shares, pay dividends and make other equity distributions, purchase or redeem capital stock, make certain investments, create certain liens on its assets to secure certain debt, enter into certain transactions with affiliates, agree to any restrictions on the ability of the Company's restricted subsidiaries to make payments to the Company, merge or consolidate with another company, transfer and sell assets, engage in business other than certain permitted businesses and designate its subsidiaries as unrestricted subsidiaries, in each case as set forth in the Indenture. These covenants are subject to a number of important limitations, qualifications and exceptions, including that during any time that the Notes maintain investment grade ratings, certain of these covenants will not be applicable to the Notes.

        The Indenture also contains customary event of default provisions including, among others, the following: default in the payment of the principal of the Notes when the same becomes due and payable; default for 30 days in the payment when due of interest on the Notes; failure to comply with certain covenants in the Indenture, in some cases without notice from the Trustee or the holders of Notes; and certain events of bankruptcy or insolvency with respect to the Company or any significant restricted subsidiary, in each case as set forth in the Indenture. In the case of an event of default, other than a bankruptcy default with respect to the Company, the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding, by written notice to the Company (and to

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

the Trustee if the notice is given by the holders of the Notes), may, and the Trustee at the written request of the holders of at least 25% in aggregate principal amount of the Notes then outstanding shall, declare the principal of and accrued interest on the Notes to be immediately due and payable.

  Registration Rights Agreement for 9.5% Senior Notes due 2018

        On the Closing Date, in connection with the issuance of the Notes, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement"), by and among the Company, the Guarantors and Barclays Capital Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers of the Notes.

        Pursuant to the Registration Rights Agreement, the Company and the Guarantors agreed to register with the SEC, exchange notes (the "Exchange Notes"), having substantially identical terms as the Notes, as part of an offer to exchange freely tradable Exchange Notes for the Notes. Pursuant to the Registration Rights Agreement, the Company and the Guarantors agreed to use their commercially reasonable efforts to file an exchange offer registration statement with the SEC within 210 days from October 19, 2010, and to use their commercially reasonable efforts to cause it to become or be declared effective by the SEC no later than 270 days after October 19, 2010. The Company and the Guarantors also agreed to use their commercially reasonable efforts to file a shelf registration statement with the SEC for the resale of the Notes if they cannot complete an exchange offer within the time periods listed in the preceding sentence and in certain other circumstances as set forth in the Registration Rights Agreement. The Company and the Guarantors may be required to pay liquidated damages if they fail to timely comply with the registration and exchange requirements set forth in the Registration Rights Agreement.

Deferred Financing Costs

        In connection with the Credit Agreement and the issuance of the Notes, the Company recorded approximately $28.2 million of deferred financing costs. These deferred financing costs were amortized using the effective interest method over the estimated life of the related debt. Amortization of the deferred financing costs associated with the Credit Agreement and the issuance of the Notes included in interest expense for the year ended December 31, 2010, was $0.6 million. Approximately $0.8 million of deferred issuance costs were included in the determination of loss on early retirement of Term Loan debt. As of December 31, 2010, $26.8 million of deferred financing costs was reported as Other Assets in the consolidated balance sheets.

Discount on Debt

        The Company recorded a discount on debt from the October 2010 Refinancing of $29.6 million. The discount on debt reflects the difference between the proceeds received from the issuance of the debt and the face amount to be repaid over the life of the debt. The discount will be amortized as additional interest expense over the weighted average estimated life of the debt under the effective interest method. For the year ended December 31, 2010, $0.6 million of the discount was amortized as additional interest expense under the effective interest method and an additional $0.5 million was written off in connection with debt retirement and is reflected in the loss on extinguishment of debt and temporary equity in the consolidated statement of operations.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

Maturities of Long-term Debt

        At December 31, 2010, the aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

(In millions)
2011	$9.0
2012	9.0
2013	9.0
2014	9.0
2015	9.0
Thereafter	1,595.5

$1,640.5

Long-Term Debt Instruments Outstanding Prior to Refinancing

        All of the Company's outstanding long-term debt instruments prior to the October 2010 Refinancing arose from several securitization transactions that took place in 2007, which are referred to as the "March 2007 Securitization Transaction" and the "November 2007 Securitization Transactions."

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

        The March 2007 Notes were issued under a Base Indenture dated March 16, 2007 (the "IHOP Base Indenture") and related Series Supplements, each dated March 16, 2007 (together with the IHOP Base Indenture, the "Indenture") among the IHOP Co-Issuers and Wells Fargo Bank, National Association, as the Indenture Trustee. The March 2007 Notes were issued in private transactions and are secured under the Indenture by various types of collateral as described herein. The March 2007 Notes were the first issuances under this program. While the Applebee's notes (discussed below) were outstanding, the IHOP Co-Issuers were not allowed to make additional borrowings through the sale of a new series of notes under this program.

  Series 2007-1 Fixed Rate Notes

        The Series 2007-1 FRN had a stated fixed interest rate of 5.144% per annum, an anticipated repayment date in March 2012, and a final payment date in March 2037. The effective interest rate on the Series 2007-1 FRN was 7.218%, after taking account of the premium on the Insurance Policy (described below under "Third Party Credit Enhancement") and the amortization of certain transaction-related expenditures. The anticipated repayment date of the Series 2007-1 FRN may have been extended for two successive one-year periods at the election of the IHOP Co-Issuers subject to satisfaction of certain conditions as specified in the Indenture, including compliance with applicable covenant ratios and system-wide sales levels The interest rate on the Series 2007-1 FRN would increase

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

by 0.25% and the insurance premium would increase by 0.05% each year during any such extension period.

  Series 2007-2 Variable Funding Notes

        The Series 2007-2 VFN allowed for drawings on a revolving basis. Interest on the Series 2007-2 VFN was generally payable (a) in the event that commercial paper was issued to fund the Series 2007-2 VFN, at the rate, which was the per annum rate equivalent to the weighted average of the per annum rate payable by the commercial paper conduit in respect of promissory notes issued by the commercial paper conduit to fund the Series 2007-2 VFN, and (b) in the event that other means were used to fund the Series 2007-2 VFN, at per annum rates equal to (i) a base rate of either the prime rate or the Federal funds rate, plus 0.40%, or (ii) a Eurodollar rate that was determined by reference to the British Banker's Association Interest Settlement Rates for deposits in dollars for the applicable period. It was expected that amounts would be drawn under the Series 2007-2 VFN from time to time as needed by the IHOP Co-Issuers in connection with the operation of the IHOP franchising business. As of December 31, 2009 a total of $25.0 million was drawn on the Series 2007-2 VFN. There was a commitment fee on the unused portion of the Series 2007-2 VFN of 0.15% per annum.

  March 2007 Securitization Structure

        The IHOP Co-Issuers were indirect wholly-owned subsidiaries of the Company that held substantially all of the franchising assets used in the operation of the IHOP restaurant franchising business. In connection with the securitization transaction, two other limited liability companies, IHOP Property Leasing, LLC and IHOP Real Estate, LLC, were formed as subsidiaries of IHOP Franchising, LLC and an existing subsidiary, IHOP Properties, Inc., was transferred to IHOP Franchising, LLC and converted to a limited liability company. On and after the closing of the securitization transaction, these three subsidiaries (the "Real Estate Subsidiaries") owned the real property assets related to the IHOP restaurant franchising business, including the fee and leasehold interests on the real property on which many IHOP restaurants were located and the related leases and sub-leases, respectively, to franchisees.

        In connection with the March 2007 Securitization Transaction, the franchise agreements, franchise notes, area license agreements (related to the United States and Mexico), product sales agreements, equipment leases and other assets related to the IHOP restaurant franchising business were transferred to IHOP Franchising, LLC, the intellectual property related to the IHOP restaurant franchising business, among other things, was transferred to IHOP IP, LLC, the fee interests in real property and related franchisee leases were transferred to IHOP Real Estate, LLC and certain of the leasehold interests related to the IHOP franchised restaurants and the related subleases to franchisees were transferred to IHOP Property Leasing, LLC. The remaining leasehold interests and franchisee subleases were owned by IHOP Properties, LLC. The IHOP Co-Issuers pledged all of their assets to the Indenture Trustee as security for the March 2007 Notes and any additional notes issued by the IHOP Co-Issuers. Although the March 2007 Notes were expected to be repaid solely from these subsidiaries' assets, the March 2007 Notes were solely obligations of the IHOP Co-Issuers and none of the Company, its direct or indirect subsidiaries, including the Real Estate Subsidiaries, guaranteed or were in any way liable for the IHOP Co-Issuers' obligations under the Indenture, the March 2007 Notes or any other obligation in connection with the issuance of the March 2007 Notes. The Company agreed, however, to guarantee the performance of the obligations of International House of

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

Pancakes, LLC., its wholly-owned direct subsidiary, as servicer in connection with the servicing of the assets included as collateral under the Indenture and certain indemnity obligations relating to the transfer of the collateral assets to the IHOP Co-Issuers and the Real Estate Subsidiaries.

  March 2007 Third Party Credit Enhancement

        Timely payment of interest (other than contingent interest) and the outstanding principal of the March 2007 Notes were insured under a financial guaranty insurance policy issued by Financial Guaranty Insurance Company ("FGIC") under an Insurance and Indemnity Agreement among FGIC, the Company and various subsidiaries of the Company. There were concerns about the solvency of FGIC and the effectiveness of the insurance policy as FGIC was required to suspend payment on all claims in accordance with an order issued by the New York Insurance Department on November 24, 2009. While the insolvency of FGIC did not cause an event of default under the Indenture pursuant to which the March 2007 Notes were issued, it did cause FGIC to cease being the controlling party with respect to the March 2007 Notes and required the IHOP Co-Issuers to obtain consent from a majority of the Noteholders rather than FGIC for any actions that were taken with respect to the securitization program, including amendments that require the consent of the controlling party.

  March 2007 Covenants/Restrictions

        The March 2007 Notes were subject to a series of covenants and restrictions under the Indenture customary for transactions of this type, including those relating to (i) the maintenance of specified reserve accounts used to make required payments in respect of the March 2007 Notes; (ii) certain debt service coverage and consolidated leverage ratios to be met, the failure of which could have resulted in early amortization of the outstanding principal amounts due in respect of the March 2007 Notes or removal of International House of Pancakes, Inc., as servicer, among other things; (iii) optional prepayment subject to certain conditions; (iv) the Company's maintenance of more than 50% ownership interest in International House of Pancakes, LLC. and a restriction on the Company's merger with unaffiliated entities, unless the Company was the surviving entity or the surviving entity assumed all of the Company's obligations in connection with the securitization transaction and certain other conditions were satisfied; (v) limitations on indebtedness that may have been incurred by the Company on a consolidated basis; and (vi) recordkeeping, access to information and similar matters. The March 2007 Notes were also subject to customary events of default, including events relating to non-payment of interest and principal due on or in respect of the March 2007 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breach of representations and warranties, failure of security interest to be effective, a valid claim being made under the relevant insurance policy and the failure to meet the applicable debt service coverage ratio.

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

  Fixed Rate Notes

        The Applebee's securitization consisted of the following four classes of fixed rate notes (the "Applebee's November 2007-1 Notes"):

  •
  $350 million of Series 2007-1 Class A-2-I-X Fixed Rate Term Senior Notes, which do not have the benefit of a financial guaranty insurance policy. These notes had an expected life of approximately six months, with a legal maturity of 30 years. The Class A-2-I-X Fixed Rate Term Senior Notes were repaid in July 2008.

  •
  $675 million of Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes that had the benefit of a financial guaranty insurance policy covering payment of interest when due and payment of principal at the applicable legal final maturity date. These notes had an expected life of approximately five years, with a legal maturity of 30 years.

  •
  $650 million of Series 2007-1 Class A-2-II-X Fixed Rate Term Senior Notes, which did not have the benefit of a financial guaranty insurance policy. These notes had an expected life of approximately five years, with a legal maturity of 30 years.

  •
  $119 million of Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes, which did not have the benefit of a financial guaranty insurance policy. These notes had an expected life of approximately four years, with a legal maturity of 30 years.

        The Applebee's Indenture included provisions which would accelerate certain of the payment dates which, if not met, would require the Company to use operating funds to begin to pay down the outstanding debt. The accelerated payment date for the Applebee's November 2007-1 Notes would have occurred in December 2012, unless accelerated by failure to comply with provisions of the Applebee's Indenture. As of December 31, 2009, there had been no acceleration of payment dates.

        In the event that the Company was unable to refinance the Applebee's securitization debt by December 2012, then the Company would have the ability to extend the scheduled payment date for six months if in compliance with applicable covenant ratios at that time and, under certain circumstances,

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

if consent was obtained from the Series controlling party. Upon an extension, the interest rate on the Applebee's securitization debt would increase by 0.50%, and any unpaid amount would accrue interest at such increased rate and the insurance premium would increase by 0.1%.

        In the event that the Company was unable to refinance the Applebee's securitization debt by December 2012, or, if an extension had been obtained and the Company was unable to refinance the Applebee's securitization debt by June 2013, the debt would have gone into rapid amortization and all excess cash flow (after defined required payments have been made) would have been retained by the indenture trustee for the securitization and used to retire principal amounts of debt.

  Series 2007-1 Class A-1 Variable Funding Senior Notes

        The Applebee's securitization also included a $100 million revolving credit facility of Series 2007-1 Class A-1 Variable Funding Senior Notes issued in two classes, with each drawdown allocated between the two classes on a pro rata basis. The 2007-1 Class A-1-A Variable Funding Notes in an amount up to $30 million had the benefit of a financial guaranty insurance policy covering payment of interest when due and payment of principal at the legal final maturity date. The Series 2007-1 Class A-1-X Variable Funding Notes in an amount up to $70 million did not have the benefit of a financial guaranty insurance policy. As of December 31, 2009 there was $100 million outstanding under this facility, consisting of $30.0 million insured and $70.0 million uninsured.

  Securitization Structure

        All of the Applebee's November 2007-1 Notes were issued by indirect subsidiaries of Applebee's that held substantially all of the intellectual property, franchising assets and other restaurant assets of the Applebee's system and a certificate representing the right to receive a portion of the weekly residual cash flow from the IHOP securitization program. The servicing and repayment obligations related to the Applebee's November 2007-1 Notes and certain ongoing fees and expenses, including the premiums payable to the financial guaranty insurance company, were solely the responsibility of these indirect subsidiaries. Neither DineEquity, Inc., which was the ultimate parent of each of the subsidiaries involved in the securitization, nor Applebee's guaranteed or was in any way liable for the obligations of the subsidiaries involved in the securitization, including the Applebee's November 2007-1 Notes and any other obligations of such subsidiaries arising in connection with the issuance of the Applebee's November 2007-1 Notes.

  Third Party Credit Enhancement

        Timely payment of interest (other than contingent interest) and the outstanding principal of the Series 2007-1 Class A-2-II-A Fixed Rate Term Senior Notes was insured under a financial guaranty insurance policy issued by Assured Guaranty Corp. ("Assured"). The insurance policy was issued under an Insurance and Indemnity Agreement among Assured, the Company and various subsidiaries of the Company.

  Covenants/Restrictions

        The Applebee's November 2007-1 Notes were subject to a series of covenants and restrictions under the Applebee's Indenture which were customary for transactions of this type, including those relating to (i) the maintenance of specified reserve accounts to be used to make required payments in

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

respect of the Applebee's November 2007-1 Notes; (ii) certain debt service coverage and consolidated leverage ratios to be met, the failure of which might have resulted in early payment of the outstanding principal amounts due in respect of the Applebee's November 2007-1 Notes or removal of Applebee's Services, Inc., as servicer, among other things; (iii) optional prepayment subject to certain conditions; (iv) a restriction on the Company's merger with unaffiliated entities, unless the Company was the surviving entity or the surviving entity assumed all of the Company's obligations in connection with the securitization transaction and certain other conditions were satisfied; (v) limitations on indebtedness that might have been incurred by the Company on a consolidated basis; and (vi) recordkeeping, access to information and similar matters. The Applebee's November 2007-1 Notes were also subject to customary events of default, including events relating to non-payment of interest and principal due on or in respect of the Applebee's November 2007-1 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breach of representations and warranties, failure of security interest to be effective, a valid claim being made under the relevant insurance policy and the failure to meet the applicable debt service coverage ratio.

  IHOP Securitization

  Series 2007-3 Fixed Rate Notes

        On November 29, 2007, the IHOP Co-Issuers issued $245 million of Series 2007-3 Fixed Rate Notes (the "Series 2007-3 FRN") in a securitized financing transaction. The Series 2007-3 FRN had an expected life of five years, with a legal maturity of 30 years. This issuance was the third issuance of debt securities by the IHOP Co-Issuers pursuant to a securitization structure established on March 16, 2007.

        If the Company was unable to refinance the Series 2007-3 IHOP securitization debt by December 2012, then the Company would have had the ability to extend the scheduled repayment date for six months if in compliance with applicable covenant ratios and system-wide sales levels at that time. Upon extension, the interest rate on the Series 2007-3 IHOP securitization debt would have increased by 0.50% and any unpaid amount would have accrued interest at such increased rate.

        In the event that the Company was unable to refinance the Series 2007-3 IHOP securitization debt by December 2012, or, if an extension had not been obtained and the Company was unable to refinance the Series 2007-3 IHOP securitization debt by June 2013, the debt would have gone into rapid amortization, and all excess cash flow (after defined required payments have been made) would have been retained by the indenture trustee for the securitization and used to retire principal amounts of debt.

        The Series 2007-3 FRN were issued by the IHOP Co-Issuers, which held substantially all of the intellectual property and franchising assets of the IHOP system. The servicing and repayment obligations related to the Series 2007-3 FRN and certain on-going fees and expenses were solely the responsibility of the IHOP Co-Issuers. DineEquity, Inc., which was the ultimate parent of each of the IHOP Co-Issuers, had not guaranteed and was not in any way liable for the obligations of the IHOP Co-Issuers, including the Series 2007-3 FRN, the March 2007 Notes or any other obligations of the IHOP Co-Issuers incurred in connection with the issuance of the Series 2007-3 FRN or the March 2007 Notes. The Company did, however, guarantee the performance of International House of Pancakes, LLC, as servicer for the IHOP securitization program.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

        All of the Series 2007-3 FRN issued in the IHOP securitization were issued under the IHOP Base Indenture, as amended and supplemented from time to time, including by the related supplement to the IHOP Base Indenture dated as of November 29, 2007.

  Securitization Structure

        The securitization structure for Series 2007-3 FRN was substantially similar to the structure for the Series 2007-1 FRN and Series 2007-2 VFN.

  Third Party Credit Enhancement

        The Series 2007-3 FRN did not have any third party credit enhancement. Covenants/Restrictions The covenants under the Indenture and applicable to all notes were modified with the consent of the holders of the Series 2007-1 FRN.

  Prepayment Penalties

        In the event a significant portion of the securitization debt was repaid prior to December 2012, the Company may have been liable for certain make-whole prepayment penalties with respect to the securitization debt and the applicable insurance policies. The amount of any prepayment penalty with respect to the securitization debt would have been determined based upon, among other things, the date of repayment, prevailing benchmark interest rates at the time of repayment and the percentage of debt repaid.

  Weighted Average Effective Interest Rate

        The weighted average effective interest rate on all of the notes issued in the November 2007 securitization transactions, exclusive of the amortization of fees and expenses associated with the securitization transactions, was 7.1799%. Taking into account fees and expenses (excluding the interest rate swap transaction discussed below) associated with the securitization transactions that were amortized as additional non-cash interest expense over a five-year period, which was the expected life of the notes, the weighted average effective interest rate for the notes issued in November 2007 securitization transactions was 8.4571%.

  Covenants/Restrictions Compliance

        The Company was in compliance with all the covenants/restriction related to the March 2007 and November 2007 securitized notes for each month since issuance of the securitized notes up until the time of retirement of these notes in October 2010.

  Discount on Notes

        The discount on notes reflected the difference between the proceeds received from the sale of the notes and the face amount to be repaid over the life of the notes. The discount was amortized as additional interest expense over the estimated life of the notes under the effective interest method. The unamortized balance of $12.5 million was charged against income as part of loss on the retirement of the related debt in October 2010.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

        The proceeds received from the sale of the Applebee's November 2007-1 Notes and the Series 2007-3 FRN (collectively, the "Notes") were net of amounts paid to the purchaser of the Notes who planned to resell these Notes.

  Deferred Financing Costs

        In connection with the March 2007 and November 2007 securitization transactions, the Company recorded approximately $82.5 million of deferred financing costs. These deferred financing costs were amortized using the effective interest method over the estimated life of the related debt. Amortization of the deferred financing costs associated with the March 2007 and November 2007 securitization transactions included in interest expense for the years ended December 31, 2010, 2009 and 2008 was $14.5 million, $15.0 million and $17.0 million, respectively. Additionally, the unamortized balance of $27.1million was charged against income as part of loss on the retirement of the related debt in October 2010. For the years ended December 31, 2010, 2009 and 2008, amortization associated with deferred financing costs of $2.0 million, $2.4 million and $0.3 million, respectively, was included in the calculation of gain on retirement of debt. As of December 31, 2009, $42.5 million of deferred financing costs was reported as Other Assets in the consolidated balance sheets.

  Interest Rate Swap

        On July 16, 2007, the Company entered into an interest rate swap (the "Swap"), which was intended to hedge the interest payments on the securitized notes that were issued in November 2007 to finance the Applebee's acquisition. The Swap had a notional amount of $2.039 billion and a fixed interest rate of 5.694%.

        In connection with the closing of the November 2007 securitized financing transactions, the Company settled the Swap at a cost of $124.0 million. As a result of the Swap settlement, the Company incurred interest expense on the undesignated portion of the Swap in an amount of $62.1 million in 2007, and amortized the designated portion of the Swap of $61.9 million into interest expense over the expected four-year life of the Applebee's November 2007-1 Notes and five-year life of IHOP Series 2007-3 FRN. The remaining unamortized designated portion of the Swap of $21.6 million was recognized as a loss upon the retirement of the related debt in October 2010.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

  Retirement of Debt

        During the ten-month period prior to the October 2010 Refinancing and the twelve-month period ended December 31, 2009, the Company recognized the following gains on the early retirement of debt:

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

        Scheduled monthly payments on the Series 2007-1 Class M-1 Fixed Rate Term Subordinated Notes due December 2037 totaled $15.1 million during the ten-month period prior to the October 2010 Refinancing and $15.0 million during the twelve-month period ended December 31, 2009.

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

        The Company has an ongoing obligation related to the Properties until such time as the lease related to each of the Properties is assigned to a qualified franchisee in a transaction meeting certain parameters set forth in the Master Lease. Due to this continuing involvement, the transaction was recorded under the financing method in accordance with U.S. GAAP governing sale-leaseback transactions involving real estate. Accordingly, the value of the land, buildings and improvements will remain on the Company's books and the buildings and improvements will continue to be depreciated

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

9. Financing Obligations (Continued)

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

        As of December 31, 2010, the Company's continuing involvement with 60 of the 181 Properties was ended by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the transactions related to these properties have been recorded as a sale with property and equipment and financing obligations each reduced by $111.6 million.

        In July 2008, the Company entered into a sale-leaseback transaction with respect to its support center in Lenexa, Kansas. In connection with this transaction, the Company received approximately $39 million in proceeds. The initial term of the leaseback agreement is 15 years. As the Company has continuing involvement in the form of future subleasing of a substantial portion of the support center, the transaction will be recorded under the financing method as described above.

        As of December 31, 2010, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2011	$25.6
2012(1)	23.8
2013	26.5
2014	26.7
2015	26.8
Thereafter	319.2

Total minimum lease payments	448.6
Less interest	(203.0)

Total financing obligations	245.6
Less current portion(2)	(7.8)

Long-term financing obligations	$237.8

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

        The following is the Company's net investment in direct financing lease receivables:

	2010	2009
	(In millions)
Total minimum rents receivable	$198.0	$220.9
Less unearned income	(93.4)	(109.6)

Net investment in direct financing lease receivables	104.6	111.3
Less current portion	(4.6)	(4.1)

Long-term direct financing lease receivables	$100.0	$107.2

        Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2010, 2009 and 2008 was $14.4 million, $15.6 million and $18.0 million, respectively.

        The following is the Company's net investment in equipment leases receivable:

	2010	2009
	(In millions)
Total minimum leases receivable	$259.7	$283.2
Less unearned income	(120.7)	(136.7)

Net investment in equipment leases receivables	139.0	146.5
Less current portion	(6.9)	(6.8)

Long-term equipment leases receivable	$132.1	$139.7

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Leases (Continued)

        The following are minimum future lease payments on the Company's noncancelable leases as lessee at December 31, 2010:

	Capital Leases	Operating Leases
	(In millions)
2011	$24.9	$84.0
2012	24.7	82.5
2013	24.8	84.1
2014	25.0	83.8
2015	24.7	83.3
Thereafter	141.1	923.2

Total minimum lease payments	265.2	$1,340.9

Less interest	(112.4)

Capital lease obligations	152.8
Less current portion(1)	(8.8)

Long-term capital lease obligations	$144.0

(1)
Included in other accrued expenses on the consolidated balance sheet.

        The asset cost and carrying amount on company-owned property leased at December 31, 2010, was $94.0 million and $75.1 million, respectively. The asset cost and carrying amount on company-owned property leased at December 31, 2009, was $92.0 million and $74.7 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.

        The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2010:

	Direct Financing Leases	Operating Leases
	(In millions)
2011	$18.0	$91.8
2012	18.1	91.9
2013	18.2	92.6
2014	18.2	92.8
2015	18.0	93.1
Thereafter	107.5	908.0

Total minimum rents receivable	$198.0	$1,370.2

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

10. Leases (Continued)

        The Company has noncancelable leases, expiring at various dates through 2032, which require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2010, 2009 and 2008 was $3.4 million, $3.9 million and $4.5 million, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2010, 2009 and 2008 was $87.2 million, $86.6 million and $91.2 million, respectively.

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

        The Company has two types of financial instruments which are required under U.S. GAAP to be measured on a recurring basis at fair value—restricted assets related to Applebee's captive insurance subsidiary and certain loan guarantees (see Note 13). None of the Company's non-financial assets or non-financial liabilities is required to be measured at fair value on a recurring basis. The Company has not elected to use fair value measurement, as provided under U.S. GAAP, for any assets or liabilities for which fair value measurement is not presently required.

        Restricted assets related to a captive insurance subsidiary are carried at fair value and consisted of the following at December 31, 2010: $0.8 million of cash and certificates of deposit held in escrow, $0.2 million in money market funds invested in United States government securities, $2.0 million in mutual funds invested in auction-rate securities and one auction-rate security of $0.6 million. At December 31, 2009 restricted assets related to a captive insurance subsidiary consisted of the following: $0.8 million of cash and certificates of deposit held in escrow, $0.9 million in money market funds invested in United States government securities, $2.0 million in mutual funds invested in auction-rate securities and one auction-rate security of $0.6 million. The money market funds, the auction rate securities and the mutual funds invested in auction-rate securities are considered available for sale.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

11. Fair Value Measurements (Continued)

        Financial instruments measured at fair value on a recurring basis at December 31, 2010 and 2009 are as follows:

		Fair Value Measured Using
	Fair Value	Level 1	Level 2	Level 3
	(In millions)
At December 31, 2010:
Restricted assets of captive insurance company	$3.6	$1.0	$—	$2.6

Loan guarantees	$0.2	$—	$—	$0.2

At December 31, 2009:
Restricted assets of captive insurance company	$4.3	$1.7	$—	$2.6

Loan guarantees	$0.3	$—	$—	$0.3

        The level 3 inputs used for the restricted assets consist of a discounted cash flow under the income approach using primarily assumptions as to future interest payments and a discount rate. The fair value of the guarantees was determined by assessing the financial health of each of the four franchisees that have open notes and assessing the likelihood of default. There was no change in the valuation methodologies between the years presented.

12. Fair Value of Financial Instruments

        The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate their carrying amounts due to their short duration.

        The following table summarizes cost and market value of our financial instruments measured at fair value (see Note 11, Fair Value Measurements) at December 31, 2010:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Cash equivalents and money market funds	$1.0	$—	$—	$1.0

Auction-rate securities	$2.9	$—	$(0.3)	$2.6

        There were no sales or purchases of auction-rate securities for the year ended December 31, 2010. The scheduled maturity of the auction-rate security is December, 2030.

        The fair values of non-current financial liabilities are shown in the following table:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, less current maturities	$1,631.5	$1,721.0	$1,637.2	$1,547.5

Series A Preferred Stock	$—	$—	$187.1	$168.3

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

12. Fair Value of Financial Instruments (Continued)

        At December 31, 2010, the fair value of the non-current financial liabilities was determined based on Level 2 inputs. At December 31, 2009, the fair value of the non-current financial liabilities was determined based on Level 3 inputs using a risk-adjusted discounted cash flow model under the income approach.

13. Commitments and Contingencies

Purchase Commitments

        In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2010, the outstanding purchase commitments were $84.1 million, the majority of which related to advertising.

Lease Guarantees and Contingencies

        In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. As of December 31, 2010 and 2009, the Company has outstanding lease guarantees or is contingently liable for approximately $149.7 million and $119.0 million, respectively. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2011 through 2044. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 31, 2010.

        In 2004, Applebee's arranged for a third-party financing company to provide up to $250.0 million to qualified franchisees for loans to fund development of new restaurants, subject to its approval. The Company provided a limited guarantee of 10% of certain loans advanced under this program. The Company will be released from its guarantee if certain operating results are met after the restaurant has been open for at least two years. As of December 31, 2010, there were loans outstanding under this program to four franchisees for approximately $33.6 million, net of any guarantees from which the Company was released. The fair value of the Company's guarantees under this financing program were approximately $161,000 and $287,000 as of December 31, 2010 and 2009, respectively, and are recorded in non-current liabilities in the consolidated balance sheet. This program expired on October 31, 2007; however, the Company's guarantee will remain outstanding until the provisions for release have been satisfied, as defined in the related agreement.

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

  Gerald Fast v. Applebee's

        The Company is currently defending a collective action in United States District Court for the Western District of Missouri, Central Division filed on July 14, 2006 under the Fair Labor Standards

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

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

        The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri. Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal. Oral argument took place in front of an Eighth Circuit panel on January 13, 2011.

        The Company believes it has strong defenses to the substantive claims asserted and intends to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Letters of Credit

        The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2010, The Company had approximately $26.2 million of unused letters of credit outstanding. These letters expire at different points in 2010 and are automatically renewed for an additional year if no cancellation notice is submitted.

Severance Agreements

        Applebee's had severance and employment agreements with certain officers which provided for severance payments to be made in the event of a change in control. In connection with the Company's acquisition of Applebee's, the change in control provisions of these agreements were triggered. Certain officers were terminated at the acquisition date and certain officers were terminated in 2009 and 2010. The severance amounts for these individuals have been accrued in the consolidated financial statements. The Company accrued these severance costs over the expected service period. As of December 31, 2010 and 2009, the Company has accrued $1.0 million and $1.9 million, respectively, in its consolidated balance sheet.

14. Consolidation of Variable Interest Entities

        In December 2009 the FASB amended U.S. GAAP by replacing a quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity ("VIE") with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The amendments also require ongoing reassessments of whether an entity is the primary beneficiary of

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

14. Consolidation of Variable Interest Entities (Continued)

a VIE and require enhanced disclosures about an entity's involvement in a VIE. The Company adopted these amendments effective January 1, 2010.

        In adopting the amendments, the Company performed an assessment as to whether franchise agreements between the Company and its franchisees (both IHOP and Applebee's) were VIEs. The Company concluded that both the IHOP and Applebee's franchisees have key decision-making abilities which enable them to have a significant impact on the success and the fair value of their respective franchises and, therefore, that the franchise agreements are not VIEs.

        In adopting the amendments, the Company also assessed whether Centralized Supply Chain Services, LLC ("CSCS"), a purchasing co-operative formed in February 2009 by the Company and owners of Applebee's and IHOP franchise restaurants to manage procurement activities for the Applebee's and IHOP restaurants choosing to join CSCS, was a VIE and whether the Company was the primary beneficiary. Under the terms of the membership agreements, each member restaurant belonging to CSCS has equal and identical voting rights, ownership rights and obligations. The Company does not have voting control of CSCS. Accordingly, the Company is not considered to be the primary beneficiary of the VIE and therefore does not consolidate the results of CSCS. This assessment was reaffirmed as of each quarter-end during 2010 and as of December 31, 2010 as there have been no changes in the significant facts and circumstances related to the Company's involvement with CSCS.

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

        Under the Co-op agreements, the Company was obligated to make a one-time payment to CSCS for start-up costs of $6.3 million, $5.5 million of which was paid as of December 31, 2009 and $0.8 million was paid in January 2010. The Company is not obligated to provide any support to the Co-op under any express or implied agreement beyond this $6.3 million.

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

        The holders of the Series A Perpetual Preferred Stock were entitled to receive dividends, at the rates and on the dates set forth in the Certificate of Designations for the Series A Perpetual Preferred Stock (the "Series A Certificate of Designations"), if, as, and when such dividends were declared by the Company's Board of Directors, but out of funds legally available for the payment of dividends, which dividends are payable in cash, subject to the Company's right to elect to accumulate any dividends payable after the first anniversary of the issue date. If, on any scheduled dividend payment date, the holder of record of a share of Series A Perpetual Preferred Stock did not receive in cash the full amount of any dividend required to be paid on such share on such date pursuant to the Series A Certificate of Designations (such unpaid dividends that have accrued and were required to be paid, but remained unpaid, on a scheduled dividend payment date, together with any accrued and unpaid accumulated dividends, the "Passed Dividends"), then such Passed Dividends accumulated on such outstanding share of Series A Perpetual Preferred Stock, whether or not there are funds legally available for the payment thereof or such Passed Dividends were declared by the Company's Board of Directors, and until such Passed Dividends were paid, the applicable dividend rate under the Series A Certificate of Designations was computed on the sum of the stated value of the share plus such unpaid Passed Dividend. In the event that Passed Dividends had accrued but remained unpaid for two consecutive quarterly dividend periods (each such quarterly dividend period, a "Passed Quarter"), the applicable dividend rate under the Series A Certificate of Designations was, as of the end of such two-Passed Quarters period, prospectively increased by two percent (2.0%) per annum, and the applicable dividend rate under the Series A Certificate of Designations further increased prospectively by two percent (2.0%) per annum as of the end of each subsequent two-Passed Quarters period with respect to which Passed Dividends had accrued but remained unpaid. The Series A Certificate of Designations further provided that (i) under no circumstances shall the dividend rate applicable at any time prior to the tenth (10th) anniversary of the issue date of the Series A Perpetual Preferred Stock exceed sixteen percent (16%) per annum, and (ii) upon payment by the Company of all accrued and unpaid Passed Dividends, the dividend rate is thereupon automatically reduced prospectively to the applicable per annum dividend rate under the Series A Certificate of Designations. As of the time of redemption, all required dividends had been paid in cash on the scheduled dividend payment dates.

        The Certificate of Designations for Series A Perpetual Preferred Stock required that, upon the occurrence of a Change of Control, unless prohibited by applicable law, the Company would redeem all then outstanding shares of the Series A Perpetual Preferred Stock for cash at a redemption price per share corresponding to the timing of such Change of Control, as specified in the Certificate of Designations. U.S. GAAP requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Series A Perpetual Preferred Stock was not included as a component of Stockholders' Equity in the accompanying Consolidated Balance Sheets.

        In the fourth quarter of 2010, the Company redeemed all 190,000 shares of the Series A Perpetual Preferred Stock for $199.0 million, including a redemption premium of $7.6 million and $1.4 million of dividends accrued through the date of redemption. In accordance with U.S. GAAP, the redemption

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

15. Preferred Stock and Stockholders' Equity (Continued)

premium has been included as part of dividends paid on Series A Perpetual Preferred Stock for the year ended December 31, 2010.

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

        At any time and from time to time, any holder of Series B Convertible Preferred Stock may convert all or any portion of the Series B Convertible Stock held by such holder into a number of shares of the Company's common stock computed by multiplying (i) each $1,000 of aggregate accreted value of the shares to be converted by (ii) the conversion rate then in effect (which initially is 14.44878 shares of common stock per $1,000 of accreted value, but subject to customary anti-dilution adjustments). All outstanding shares of Series B Convertible Preferred Stock will automatically convert into shares of the Company's common stock on the fifth anniversary of the issue date, at the conversion rate then in effect, without any action on the part of the holder thereof.

        The Company also entered into a registration rights agreement, dated as of November 29, 2007, with Chilton pursuant to which the Company granted Chilton certain registration rights with respect to

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

15. Preferred Stock and Stockholders' Equity (Continued)

the shares of Series B Convertible Preferred Stock issued to Chilton and the shares of common stock issuable upon conversion.

Share Repurchase Program

        In January 2003, our Board of Directors authorized a program to repurchase shares of the Company's common stock. The Company has repurchased 6.3 million shares of its common stock since the inception of the program at a total cost of $280.0 million until the cancellation of the authorization to repurchase any additional shares under this program by the Board of Directors in February 2009.

Dividends

        The Company's most recent quarterly dividend of $0.25 per common share was paid in December 2008. In December 2008, the Board of Directors suspended the payment of the quarterly cash dividend to common stockholders for the foreseeable future as part of actions the Company was taking to maximize its financial flexibility. There were no dividends declared or paid on common shares in 2010 or 2009. Under our current debt agreements, we are restricted from paying dividends on common stock until certain financial ratios are achieved. Those ratios have not been achieved as of December 31, 2010. At such time as those financial ratios are achieved, dividend payments on common stock may be resumed at the discretion of the Board of Directors after consideration of the Company's earnings, financial condition, cash requirements, future prospects and other factors.

16. Other Comprehensive Income (Loss)

        The components of comprehensive income (loss), net of taxes, are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Net income (loss)	$(2.8)	$31.4	$(154.4)
Other comprehensive income (net of tax):
Interest rate swap	20.5	8.5	7.7
Temporary decline in available-for-sale securities	—	0.1	(0.4)

Total comprehensive income (loss)	$17.7	$40.0	$(147.1)

        The amount of income tax benefit allocated to the interest rate swap was $9.5 million, $5.4 million and $4.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The amount of income tax benefit allocated to the temporary decline in available-for-sale securities was $0.1 million for the year ended December 31, 2008.

        The accumulated comprehensive loss as of December 31, 2010 is comprised of $0.3 million (net of tax) related to a temporary decline in available-for-sale securities. The accumulated comprehensive loss of $20.8 million (net of tax) as of December 31, 2009 is comprised of $20.5 million related to a terminated interest rate swap and $0.3 million related to a temporary decline in available-for-sale securities. The entire loss related to an interest rate swap designated as a cash flow hedge has reclassified into earnings as the related debt has been retired.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

17. Impairments and Closure Charges

        Impairment and closure charges for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Goodwill impairment	$—	$—	$124.8
Tradename impairment	—	93.5	44.1
Long-lived tangible asset impairment	2.0	10.4	71.4
Closure charges	1.5	1.2	0.3

Total impairment and closure charges	$3.5	$105.1	$240.6

  Goodwill Impairment

        In accordance with U.S GAAP, goodwill must be evaluated for impairment, at a minimum, on an annual basis, and more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of our common stock. In the process of the annual impairment review, the Company primarily uses the income approach method of valuation that uses a discounted cash flow model to estimate the fair value of reporting units. Significant assumptions used in the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures, and changes in working capital, along with an appropriate discount rate. During the course of fiscal 2010, 2009 and 2008 the Company made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions underlying the discounted cash flow model. In each year the Company determined an interim test of goodwill was not warranted. Accordingly, the Company performed the annual test of goodwill impairment in the fourth quarter of 2010, 2009 and 2008. The impairment test of goodwill of the Applebee's company-operated restaurants unit ("Applebee's company unit") and Applebee's franchised restaurants unit ("Applebee's franchise unit"), which hold the significant majority of the total goodwill, was performed as of October 31 of each year. The impairment test of the goodwill of the IHOP franchised restaurants unit ("IHOP unit") was performed as of December 31 of each year, the date as of which the analysis has been performed in prior years.

        In performing the first step of the impairment test, the estimated fair value of both the IHOP and Applebee's franchised restaurant units exceeded their respective carrying values and the Company concluded there was no impairment of goodwill in either 2010 or 2009. In the 2008, the Company concluded the fair the IHOP unit and the Applebee's franchise unit was in excess of their respective net carrying values and no impairment of goodwill was warranted. However, the fair value of the Applebee's company unit was less than the net carrying value of its assets assigned, requiring the second step of the impairment test. In performing the second step of the impairment test the Company concluded that the goodwill allocated to the Applebee's company unit was fully impaired and an impairment charge of $113.5 million was recorded. No tax benefit is associated with the impairment of goodwill. During the fourth quarter of 2008 the commercial real estate market continued to weaken, the credit markets continued constrained, economic forecasts were uncertain as to how long the recessionary period would last, and the Company's stock price declined. The Company revised the

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

17. Impairments and Closure Charges (Continued)

significant assumptions underlying the discounted cash flows model, primarily its 2009 revenue forecast and the discount rate, and updated its impairment analysis of the Applebee's franchise unit. The Company determined the fair value of the Applebee's franchise unit was in excess of its carrying value as of December 31, 2008.

  Tradename Impairment

        In accordance with U.S. GAAP, indefinite-lived intangible assets must be evaluated for impairment, at a minimum, on an annual basis, and more frequently if we believe indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of our common stock. In performing the impairment review of the tradename intangible asset, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream. During the course of fiscal 2010, 2009 and 2008, the Company made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions noted above. As a result of these assessments, we determined an interim test of indefinite-lived intangibles was not necessary in either 2010, 2009 or 2008.

        During the fourth quarter of 2010, we performed the annual test of impairment for indefinite-lived intangibles, primarily the Applebee's tradename assigned in the purchase price allocation. We determined the estimated fair value our indefinite-lived intangible assets exceeded the carrying values and in the absence of no other indicators of impairment we concluded no impairment was necessary. During the fourth quarter of 2009, the Company performed the annual test of impairment indefinite-lived intangibles. The Company revised downwards the same-restaurant sales change assumption in its five-year forecast. The Company also revised downward the assumed discount rate. All other assumptions used in the discounted relief from royalty calculation were unchanged. As the result of the revised assumptions, the estimated fair value of the tradename was less than the carrying value and an impairment of $93.5 million was recognized.

        During the fourth of 2008, the Company performed an impairment test of its indefinite-lived intangible assets, primarily the Applebee's tradename assigned in the purchase price allocation. The Company utilized the relief from royalty method under the income approach to determine the fair value of the tradename. The Company determined the fair value of the tradename as of December 31, 2008 was less than the carrying value and an impairment charge of $44.1 million was recorded.

  Long-lived Tangible Asset Impairment

        On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets, primarily assets related to company-operated restaurants, may not be recoverable. Recoverability of a restaurant's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, this may be an indicator of impairment. If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value. The fair value is determined by discounting the future cash

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

17. Impairments and Closure Charges (Continued)

flows from the asset, based on our cost of capital. The Company believes this method provides a reasonable estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

        At the result of performing these assessments throughout 2010, the Company recognized impairments of long-lived tangible assets of $2.0 million. In October 2010, the Company sold 63 company-operated Applebee's restaurants located in Minnesota and Wisconsin. The Company had fee ownership of the properties on which three of the restaurants were located. The Company's strategy does not contemplate retaining such properties as a lessor on a long-term basis. The properties were transferred to assets held for sale and an impairment of $0.7 million was recorded based on the estimated sales price. The Company also placed a single restaurant and the land on which it is situated up for sale. In accordance with criteria under U.S. GAAP the Company transferred the fair value of the assets related to this restaurant, as determined by the estimated sales price, to assets held for sale and an impairment of $0.5 million was recognized.

        During 2009, the Company recognized impairments of long-lived tangible assets of $10.4 million. The impaired assets comprised three IHOP company-operated restaurants, various assets related to one IHOP franchise restaurants, one Applebee's company-operated restaurant, a write-down to the estimated sales value, based on a current letter of intent, of one Applebee's restaurant that had been closed in a prior period and was included in assets held for sale and four parcels of Applebee's real estate. The Company had fee ownership of the properties on which four Applebee's company-operated restaurants were located. These restaurants were franchised in the fourth quarter of 2008 but the Company retained ownership of the land and continued to lease the property to the franchisee. The Company's strategy does not contemplate retaining such properties as a lessor on a long-term basis. During the third quarter of 2009, the Company determined the properties met the requirements under U.S. GAAP to be reclassified as assets held for sale. The properties were written down to the estimated fair value that will be received upon sale. The Company evaluated the causal factors of all impairments of long-lived assets as they were recorded during 2009 and concluded they were based on factors specific to each asset and not potential indicators of an impairment of long-lived assets as a whole.

        During 2008 the Company recognized impairments of long-lived tangible assets of $71.4 million. In June 2008, the Company entered into a sale-leaseback transaction relating to 181 parcels of real estate comprising land, buildings and improvements. The net book value of the real estate exceeded the proceeds received and an impairment of $40.6 million was recognized. Impairments of $29.2 million related to Applebee's properties and primarily resulted from a continuing deterioration in credit markets in general and a decline in operating results of Applebee's company-operated restaurants expected to be franchised in particular geographic areas. The remainder of the impairment related to an individual underperforming IHOP property whose estimates of future cash flows indicated the carrying value would not be recovered.

  Closure Charges

        Closure charges in 2010 of $1.5 million related primarily to two company-operated IHOP Cafe restaurants (a non-traditional restaurant test format that was evaluated but will no longer be utilized) and to the closure of a company-operated Applebee's restaurant in China. The Company recognized closure charges of $1.2 million in 2009 related to two IHOP franchise restaurants.

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

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Stock-Based Incentive Plans (Continued)

Stock-Based Compensation Expense

        From time to time, the Company grants stock options and restricted stock to officers, directors and employees of the Company under the 2001 Plan and the 2005 Plan. The stock options generally vest ratably over a three-year period in one-third increments and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price on the New York Stock Exchange of the Company's common stock on the date of grant. Restricted Stock is issued at no cost to the holder and vests over terms determined by the Compensation Committee of the Company's Board of Directors, generally three years following the date of grant. Restricted Stock generally vests only if the employee is actively employed by the Company on the vesting date; unvested Restricted Stock is forfeited upon termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company's Board of Directors determines otherwise. When vested options are exercised and when Restricted Stock is issued, the Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock.

        The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Total stock-based compensation:
Pre-tax compensation expense	$15.2	$10.7	$12.1
Tax benefit	(6.0)	(4.2)	(4.7)

Total stock-based compensation expense, net of tax	$9.2	$6.5	$7.4

        As of December 31, 2010, $5.4 million and $6.8 million (including forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of approximately 1.22 years for restricted stock and 1.50 years for stock options.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Stock-Based Incentive Plans (Continued)

Stock Options

        Stock option activity for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

Shares Under Option	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	541,756	$36.41
Granted	576,000	36.05
Exercised	(41,500)	23.82
Forfeited	(77,799)	41.65
Expired	(64,518)	35.50

Outstanding at December 31, 2008	933,939	36.37
Granted	1,016,750	8.22
Exercised	(15,500)	20.87
Forfeited	(222,923)	20.35
Expired	(53,166)	40.07

Outstanding at December 31, 2009	1,659,100	21.30
Granted	415,804	31.26
Exercised	(475,705)	16.75
Forfeited	(50,222)	25.84
Expired	(25,267)	44.93

Outstanding at December 31, 2010	1,523,710	$24.90	7.28	$37,452,000

Vested and Expected to Vest at December 31, 2010	1,275,637	$26.10	7.06	$29,830,000

Exercisable at December 31, 2010	472,305	$37.54	4.58	$5,665,000

        The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $12.0 million, $0.1 million and $0.8 million, respectively.

        Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2010, 2009 and 2008 was $8.0 million, $0.3 million and $1.0 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $2.7 million, $0.5 million and $1.9 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

18. Stock-Based Incentive Plans (Continued)

        The following table summarizes information regarding outstanding and exercisable options at December 31, 2010:

Range of Exercise Prices	Number of Shares Outstanding as of 12/31/2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Shares Exercisable as of 12/31/2010	Weighted Average Exercise Price Per Share
$ 5.55 - $ 5.55	505,445	8.04	$5.50	20,476	$5.50
$ 5.90 - $28.11	117,364	5.13	17.30	69,234	21.73
$28.21 - $28.21	197,352	9.03	28.21	2,364	28.21
$28.80 - $29.32	156,152	8.74	29.24	3,833	28.80
$30.67 - $38.88	138,066	4.75	34.25	95,066	35.71
$40.00 - $40.00	206,666	7.01	40.00	133,167	40.00
$46.70 - $50.85	154,698	4.76	48.41	140,198	48.27
$50.93 - $62.00	47,967	9.18	51.78	7,967	56.04

$ 5.55 - $62.00	1,523,710	7.28	$24.90	472,305	$37.54

        The following table summarizes the Company's nonvested options as of December 31, 2010, 2009 and 2008 and changes during the years ended December 31, 2010, 2009 and 2008:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2007	100,175	$11.96
Granted	576,000	18.70
Vested	(89,653)	11.77
Forfeited	(77,799)	21.07

Nonvested at December 31, 2008	508,723	18.23
Granted	1,016,750	5.03
Vested	(123,365)	19.95
Forfeited	(222,923)	10.19

Nonvested at December 31, 2009	1,179,185	7.10
Granted	415,804	19.85
Vested	(493,362)	9.43
Forfeited	(50,222)	15.91

Nonvested at December 31, 2010	1,051,405	$11.76

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

	2010	2009	2008
Risk free interest rate	2.19%	1.95%	2.83%
Weighted average historical volatility	80.4%	72.3%	77.9%
Dividend yield	—	—	3.09%
Expected years until exercise	4.8	5.0	5.0
Forfeitures	11.0%	11.0%	7.02%

Restricted Stock and Restricted Stock Units

        Restricted stock activity for the years ended December 31, 2010, 2009 and 2008 is set forth below:

	Number of Shares	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2007	435,290	$53.04	—	—
Granted	399,785	38.75	—	—
Released	(72,520)	55.89	—	—
Forfeited	(91,075)	46.19	—	—

Outstanding at December 31, 2008	671,480	45.07	—	—
Granted	241,125	10.92	—	—
Released	(139,649)	51.40	—	—
Forfeited	(122,633)	34.23	—	—

Outstanding at December 31, 2009	650,323	33.09	—	—
Granted	209,505	30.52	20,000	$29.32
Released	(159,893)	48.18	(2,000)	29.32
Forfeited	(33,691)	34.16	—	—

Outstanding at December 31, 2010	666,244	$28.62	18,000	$29.32

        During the year ended December 31, 2010, the Company issued 29,000 shares of cash-based Restricted Stock Units to members of the Board of Directors. As these instruments can only be settled in cash they are recorded as liabilities based on the closing price of the Company's common stock as of December 31, 2010. For the year ended December 31, 2010, $1.2 million was included as stock-based compensation expense related to these cash-based Restricted Stock Units. For the year ended December 31, 2010, a total of 3,000 units were settled for a cash payment of $0.1 million.

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

compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. DineEquity common stock is not an investment option for employees in the 401(k) plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's contribution was $3.0 million and $3.5 million for the years ended December 31, 2010 and 2009, respectively.

        Under a predecessor plan covering IHOP employees, the Company matched 100% of the employees' contributions up to 3.0% of eligible compensation. The Company's contribution for the predecessor plan was $0.6 million for the year ended December 31, 2008. In 2008, the Company also funded to eligible participants in the 401(k) plan, a profit sharing cash contribution equal to 3% of eligible compensation. The Company's profit sharing contribution was $0.9 million for the plan year 2008.

        Prior to the acquisition, Applebee's had established a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code which was assumed by the Company in connection with the acquisition. Through December 2008 the Company made matching cash contributions of 50% of each eligible employee's contributions not to exceed 4% of their annual compensation. All contributions under this plan vested immediately. Predecessor Applebee's had made matching contributions in the calendar year following the end of each plan year; accordingly, the Company made no contributions in 2007 following the acquisition. Beginning in January 2008, the Company made matching contributions each payroll period. The Company made matching contributions of $3.4 million in 2008, representing its matching contributions for 2008 and the 2007 period subsequent to the acquisition and Predecessor Applebee's matching contributions for 2007.

20. Income Taxes

        The (benefit) provision for income taxes for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Provision for income taxes:
Current
Federal	$6.2	$28.8	$25.5
State and foreign	(0.6)	4.2	4.7

	5.6	33.0	30.2

Deferred
Federal	(12.8)	(21.4)	(54.1)
State	(2.1)	(6.4)	(9.8)

	(14.9)	(27.8)	(63.9)

Provision (benefit) for income taxes	$(9.3)	$5.2	$(33.7)

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

20. Income Taxes (Continued)

        The (benefit) provision for income taxes differs from the expected federal income tax rates as follows:

	2010	2009	2008
Statutory federal income tax rate	(35.0)%	35.0%	(35.0)%
State and other taxes, net of federal tax benefit	(0.4)	5.8	(1.4)
Change in unrecognized tax benefits	(28.1)	(9.7)	1.0
Change in valuation allowance	(1.5)	7.5	—
State adjustments including audits and settlements	(0.6)	4.5	(0.2)
State income tax receivables adjustment	0.2	0.4	0.1
Compensation related tax credits, net of deduction offsets	(46.0)	(14.9)	(3.4)
Changes in tax rates and state tax laws	—	(6.5)	(0.3)
Kansas High Performance Incentive Program credits	—	(7.3)	—
Goodwill intangibles adjustment	27.0	—	—
Goodwill impairment	—	—	21.1
Non-deductible preferred stock issuance costs	8.5	—	—
Other	(1.0)	(0.7)	0.2

Effective tax rate	(76.9)%	14.1%	(17.9)%

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

20. Income Taxes (Continued)

        Net deferred tax assets (liabilities) consist of the following components:

	2010	2009
	(In millions)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$4.9	$4.9
Differences in acquisition financing costs	1.9	26.2
Employee compensation	17.1	16.9
Other comprehensive income primarily interest rate swap loss	—	13.2
Deferred gain on sale of assets	2.0	1.6
Book/tax difference in revenue recognition	16.6	8.3
Michigan business tax	9.5	9.4
Kansas High Performance Incentive Program credits	3.2	3.4
Other	37.6	27.9

Deferred tax assets	92.8	111.8
Valuation allowance	(9.6)	(9.8)

Total deferred tax assets after valuation allowance	83.2	102.0

Differences between financial and tax accounting in the recognition of franchise and equipment sales	(63.4)	(68.2)
Differences in capitalization and depreciation(1)	(325.6)	(332.2)
Differences in acquisition financing costs	(0.5)	(16.5)
Book/tax difference in revenue recognition	(22.6)	(16.7)
Differences between book and tax basis of property and equipment	(8.9)	(10.3)
Other	(13.6)	(11.8)

Deferred tax liabilities	(434.6)	(455.7)

Net deferred tax (liabilities)	$(351.4)	$(353.7)

Net deferred tax asset (liability)—current	$27.0	$17.5
Valuation allowance—current	(2.7)	(2.1)

Net deferred tax asset (liability)—current	24.3	15.4

Net deferred tax asset (liability)—non current	(368.8)	(361.4)
Valuation allowance—non current	(6.9)	(7.7)

Net deferred tax asset (liability)—non current	(375.7)	(369.1)

Net deferred tax (liabilities)	$(351.4)	$(353.7)

(1)
Primarily related to the Applebee's acquisition.

        The Company or one of its subsidiaries files federal income tax returns and income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2006 for federal returns and 2005 for other jurisdictions. Applebee's is currently under audit by the United States

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

20. Income Taxes (Continued)

Internal Revenue Service for the period ended November 29, 2007. The Company is currently under audit by the United States Internal Revenue Service for the period ended December 30, 2007.

        At December 31, 2010, the Company had a liability for unrecognized tax benefit including potential interest and penalties, net of related tax benefit, totaling $13.9 million, of which approximately $1.7 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when a cash settlement with a taxing authority will occur.

        The total unrecognized tax benefit as of December 31, 2010 and 2009 was $12.8 million and $11.0 million, respectively, excluding interest, penalties and related income tax benefits. The increase of $1.8 million is primarily related to reserves for goodwill intangibles, partially offset by settlements with taxing authorities resulting in a decrease in unrecognized tax benefits related to prior year positions. The entire $12.8 million will be included in the Company's effective income tax rate if recognized. The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $2.2 million related to settlements with taxing authorities and the lapse of the statute of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Unrecognized tax benefit as of December 31, 2008	$18.6
Change as a result of prior year tax positions	0.6
Change as a result of current year tax positions	—
Decreases relating to settlements with taxing authorities	(7.2)
Decreases as a result of a lapse of the statute of limitations	(1.0)

Unrecognized tax benefit as of December 31, 2009	11.0
Change as a result of prior year tax positions	7.7
Change as a result of current year tax positions	—
Decreases relating to settlements with taxing authorities	(5.6)
Decreases as a result of a lapse of the statute of limitations	(0.3)

Unrecognized tax benefit as of December 31, 2010	$12.8

        As of December 31, 2010, the accrued interest and penalties were $8.9 million and $0.5 million, respectively, excluding any related income tax benefits. As of December 31, 2009, the accrued interest and penalties were $11.6 million and $1.6 million, respectively, excluding any related income tax benefits. The decrease of $2.7 million of accrued interest is primarily related to the decrease of unrecognized tax benefits due to settlements with taxing authorities, partially offset by the accrual of interest during the twelve months ended December 31, 2010. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Operations.

        The Company has various state net operating loss carryovers representing $2.1 million of state taxes. The net operating loss carryovers will expire, if unused, during the period from 2011 through 2028. In 2009, the Company completed the certification process for High Performance Incentive Program ("HPIP") credits associated with the Applebee's Restaurant Support Center in Lenexa,

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

20. Income Taxes (Continued)

Kansas. The HPIP credits available for carry back and carry forward are approximately $3.2 million and will expire, if unused, during the period from 2016 through 2019.

        For the years ended December 31, 2010 and 2009, the Company had a total valuation allowance in the amounts of $9.6 million and $9.8 million, respectively. Of the total $9.6 million in 2010, $7.0 million is related to a change in the enacted tax law for the state of Michigan, $1.2 million is related to the Massachusetts enacted legislation requiring unitary businesses to file combined reports and $1.4 million is related to the HPIP credits associated with the Applebee's Restaurant Support Center in Lenexa, Kansas.

21. Net Income (Loss) Per Share

        The computation of the Company's basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Numerator for basic and diluted income (loss) per common share:
Net income (loss)	$(2,788)	$31,409	$(154,459)
Less: Series A preferred stock dividends	(25,927)	(19,531)	(19,000)
Less: Accretion of Series B preferred stock	(2,432)	(2,291)	(2,151)
Less: Net (income) loss allocated to unvested participating restricted stock	1,173	(351)	6,417

Net income (loss) available to common stockholders	$(29,974)	$9,236	$(169,193)

Denominator:
Weighted average outstanding shares of common stock	17,240	16,917	16,764
Dilutive effect of:
Common stock equivalents	—	—	—

Common stock and common stock equivalents	17,240	16,917	16,764

Net (loss) income per common share:
Basic	$(1.74)	$0.55	$(10.09)

Diluted	$(1.74)	$0.55	$(10.09)

        For the years ended December 31, 2010, 2009 and 2008, diluted loss per common share is computed using the weighted average number of common shares outstanding during the period, as the 992,600, 848,000 and 756,000 shares, respectively, from common stock equivalents would have been antidilutive.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

22. Segment Reporting

        Information on segments and a reconciliation to (loss) income before income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Revenues
Franchise operations	$376.7	$372.2	$353.3
Company restaurants	815.6	890.0	1,103.2
Rental operations	124.5	133.9	131.4
Financing operations	16.3	17.9	25.7

Total	$1,333.1	$1,414.0	$1,613.6

Income (loss) before income taxes
Franchise operations	$272.9	$270.0	$257.1
Company restaurants	116.3	123.5	125.0
Rental operations	28.4	36.6	33.3
Financing operations	14.2	17.5	18.4
Corporate	(443.9)	(411.0)	(622.0)

Income (loss) before income taxes	$(12.1)	$36.6	$(188.2)

Interest Expense
Company restaurants	$0.8	$0.9	$1.0
Rental operations	18.3	19.9	20.2
Corporate	171.5	186.5	203.1

Total	$190.6	$207.3	$224.3

Depreciation and amortization
Franchise operations	$10.0	$10.0	$10.0
Company restaurants	27.1	30.1	38.3
Rental operations	11.0	11.6	11.9
Corporate	13.3	13.7	12.9

Total	$61.4	$65.4	$73.1

Impairment and closure charges
Franchise operations	$—	$74.7	$2.3
Company restaurants	3.5	30.4	238.3

Total	$3.5	$105.1	$240.6

Capital Expenditures
Franchise operations	$—	$0.4	$0.2
Company restaurants	9.5	5.8	14.3
Corporate	9.2	9.2	17.3

Total	$18.7	$15.4	$31.8

Goodwill (all franchise segment)	$697.5	$697.5	$697.5

Total Assets
Franchise operations	$1,472.2	$1,478.7	$1,519.4
Company restaurants	513.7	647.5	734.8
Rental operations	425.8	433.0	459.0
Financing operations	146.8	182.1	198.9
Corporate	298.1	359.6	449.1

Total	$2,856.6	$3,100.9	$3,361.2

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information

        Certain of our subsidiaries have guaranteed our obligations under the Term Loan due 2017 and $825 million outstanding principal amount of Senior Notes due 2018. The following presents the condensed consolidating financial information separately for: (i) the Parent Company, the issuer of the guaranteed obligations; (ii) the Guarantor subsidiaries, on a combined basis, as specified in the Credit Agreement; (iii) the Non-guarantor subsidiaries, on a combined basis; (iv) Consolidating eliminations and reclassification; and (v) DineEquity, Inc. and Subsidiaries on a consolidated basis.

        Each guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements.

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Balance Sheet
December 31, 2010
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$23.4	$77.3	$1.6	$—	$102.3
Restricted cash	—	0.9	—	—	0.9
Receivables, net	—	98.7	—	—	98.7
Inventories	—	10.7	—	—	10.7
Prepaid expenses	2.7	73.8	—	(0.3)	76.2
Deferred income taxes	1.1	17.9	5.3	—	24.3
Assets held for sale	—	35.7	2.3	—	38.0
Intercompany	—	—	—	—	—

Total current assets	27.2	315.0	9.2	(0.3)	351.1
Non-current restricted cash	—	0.8	—	—	0.8
Long-term receivables	—	240.0	—	—	240.0
Property and equipment, net	16.5	595.7	—	—	612.2
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	835.8	0.1	—	835.9
Other assets, net	28.3	89.3	0.2	1.3	119.1
Investment in subsidiaries	2,023.7	—	—	(2,023.7)	—

Total assets	$2,095.7	$2,774.1	$9.5	$(2,022.7)	$2,856.6

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$9.0	$—	$—	$—	$9.0
Accounts payable	3.7	29.1	—	—	32.8
Accrued employee compensation and benefits	9.3	23.4	0.1	—	32.8
Gift card liability	—	125.0	—	—	125.0
Other accrued expenses	(26.0)	90.8	1.0	(0.3)	65.5

Total current liabilities	(4.0)	268.3	1.1	(0.3)	265.1
Long-term debt	1,631.5	—	—	—	1,631.5
Financing obligations	—	237.8	—	—	237.8
Capital lease obligations	—	144.0	—	—	144.0
Deferred income taxes	(5.6)	380.0	—	1.3	375.7
Other liabilities	3.5	114.4	1.0	—	118.9

Total liabilities	1,625.4	1,144.5	2.1	1.0	2,773.0
Preferred stock, Series A	—	—	—	—	—
Total stockholders' equity	470.3	1,629.6	7.4	(2,023.7)	83.6

Total liabilities and stockholders' equity	$2,095.7	$2,774.1	$9.5	$(2,022.7)	$2,856.6

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Balance Sheet
December 31, 2009
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$80.9	$1.4	$—	$82.3
Restricted cash	—	72.7	—	—	72.7
Receivables, net	1.2	103.3	0.2	—	104.7
Inventories	—	12.1	0.1	—	12.2
Prepaid expenses	0.8	67.8	0.2	(27.8)	41.0
Deferred income taxes	1.6	8.7	5.2	—	15.5
Assets held for sale	—	3.5	5.3	—	8.8
Intercompany	(280.7)	280.6	0.1	—	—

Total current assets	(277.1)	629.6	12.5	(27.8)	337.2
Non-current restricted cash	—	48.2	—	—	48.2
Long-term receivables	2.0	257.8	—	—	259.8
Property and equipment, net	10.8	760.1	0.5	—	771.4
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	849.5	0.1	—	849.6
Other assets, net	1.7	135.4	0.4	(0.3)	137.2
Investment in subsidiaries	501.1	1.3	—	(502.4)	—

Total assets	$238.5	$3,379.4	$13.5	$(530.5)	$3,100.9

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$—	$25.2	$—	$—	$25.2
Accounts payable	1.5	30.2	—	—	31.7
Accrued employee compensation and benefits	4.8	32.5	0.1	—	37.4
Gift card liability	—	105.5	—	—	105.5
Other accrued expenses	20.9	64.6	0.5	(27.8)	58.2

Total current liabilities	27.2	258.0	0.6	(27.8)	258.0
Long-term debt	—	1,637.2	—	—	1,637.2
Financing obligations	—	309.4	—	—	309.4
Capital lease obligations	—	152.8	—	—	152.8
Deferred income taxes	(27.6)	397.0	(0.1)	(0.3)	369.0
Other liabilities	3.0	108.6	6.0	—	117.6

Total liabilities	2.6	2,863.0	6.5	(28.1)	2,844.0
Preferred stock, Series A	187.1	—	—	—	187.1
Total stockholders' equity	48.8	516.4	7.0	(502.4)	69.8

Total liabilities and stockholders' equity	$238.5	$3,379.4	$13.5	$(530.5)	$3,100.9

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$—	$376.4	$0.7	$(0.4)	$376.7
Restaurant sales	—	813.6	2.0	—	815.6
Rental revenues	—	124.3	0.2	—	124.5
Financing revenues	—	16.3	—	—	16.3

Total revenue	—	1,330.6	2.9	(0.4)	1,333.1
Franchise expenses	—	103.8	—	—	103.8
Restaurant expenses	—	698.0	1.3	—	699.3
Rental expenses	—	96.1	0.1	—	96.2
Financing expenses	—	2.0	—	—	2.0
General and administrative	27.4	130.1	2.2		159.7
Interest expense	27.8	143.7	—	—	171.5
Impairment and closure	—	2.3	1.2	—	3.5
Amortization of intangible assets	—	12.3	—	—	12.3
Loss on extinguishment of debt	4.4	102.6	—	—	107.0
Loss (gain) on disposition of assets	—	(13.9)	0.3	—	(13.6)
Other (income) expense	0.3	(71.6)	0.1	74.7	3.5
Intercompany dividend	(409.3)	—	—	409.3	—

Income (loss) before income taxes	349.4	125.2	(2.3)	(484.4)	(12.1)
Benefit (provision) for income taxes	22.6	(17.3)	4.0	—	9.3

Net (loss) income	$372.0	$107.9	$1.7	$(484.4)	$(2.8)

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$—	$372.3	$0.6	$(0.2)	$372.7
Restaurant sales	—	885.1	4.9	—	890.0
Rental revenues	—	133.2	0.1	—	133.3
Financing revenues	—	17.9	—	—	17.9

Total revenue	—	1,408.5	5.6	(0.2)	1,413.9
Franchise expenses	—	102.3	0.1	—	102.4
Restaurant expenses	—	759.4	7.0	—	766.4
Rental expenses	—	97.1	0.1	—	97.2
Financing expenses	—	0.4	—	—	0.4
General and administrative	25.6	130.3	2.6		158.5
Interest expense	—	186.5	—	—	186.5
Impairment and closure	—	104.5	0.6	—	105.1
Amortization of intangible assets	—	12.3	—	—	12.3
Gain on extinguishment of debt	—	(45.7)	—	—	(45.7)
Loss (gain) on disposition of assets	—	(6.9)	(0.1)	—	(7.0)
Other (income) expense	(1.0)	(62.4)	(3.4)	68.0	1.2
Intercompany dividend	(69.6)	—	—	69.6	—

Income (loss) before income taxes	45.0	130.7	(1.3)	(137.8)	36.6
Benefit (provision) for income taxes	9.3	(14.9)	0.4	—	(5.2)

Net (loss) income	$54.3	$115.8	$(0.9)	$(137.8)	$31.4

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2008
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$—	$352.1	$1.5	$(0.3)	$353.3
Restaurant sales	—	1,073.4	29.9	—	1,103.3
Rental revenues	—	131.1	0.2	—	131.3
Financing revenues	—	25.7	—	—	25.7

Total revenue	—	1,582.3	31.6	(0.3)	1,613.6
Franchise expenses	—	95.2	1.0	—	96.2
Restaurant expenses	—	947.5	30.7	—	978.2
Rental expenses	—	97.9	0.1	—	98.0
Financing expenses	—	7.3	—	—	7.3
General and administrative	30.3	147.2	4.8		182.3
Interest expense	—	203.1	—	—	203.1
Impairment and closure	—	230.5	10.1	—	240.6
Amortization of intangible assets	—	12.2	—	—	12.2
Gain on extinguishment of debt	—	(15.2)	—	—	(15.2)
Loss (gain) on disposition of assets	—	(0.3)	0.1	—	(0.2)
Other (income) expense	(1.4)	(57.1)	(1.4)	59.2	(0.7)
Intercompany dividend	(97.4)	—	—	97.4	—

Income (loss) before taxes	68.5	(86.0)	(13.9)	(156.8)	(188.2)
Benefit (provision) for income taxes	11.2	13.4	9.1	—	33.7

Net (loss) income	$79.7	$(72.6)	$(4.8)	$(156.8)	$(154.5)

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$21.0	$159.8	$(1.5)	—	$179.3

Investing cash flows
Additions to property and equipment	(8.5)	(10.2)	—	—	(18.7)
Principal receipts from long-term receivables	3.0	16.5	—	—	19.5
Proceeds from sale of assets	—	48.9	2.7	—	51.6
Other	—	1.1	—	—	1.1

Cash flows provided by (used in) investing activities	(5.5)	56.3	2.7	—	53.5

Financing cash flows
Issuance of debt	1,725.0	—	—	—	1,725.0
Payment of debt	(56.0)	(1,721.9)	—	—	(1,777.9)
Payment of debt issuance costs	(57.6)	(0.1)	—	—	(58.7)
Redemption temporary equity	(190.0)	—	—	—	(190.0)
Dividends	(26.1)	—	—	—	(26.1)
Restricted cash	—	119.1	—	—	119.1
Other	9.8	(15.0)	—	—	(5.2)
Intercompany transfers	(1,397.2)	1,398.2	(1.0)	—	—

Cash flows provided by (used in) financing activities	7.9	(219.7)	(1.0)	—	(212.8)

Net change	23.4	(3.6)	0.2	—	20.0
Beginning cash and equivalents	—	80.9	1.4	—	82.3

Ending cash and equivalents	$23.4	$77.3	$1.6	—	$102.3

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$13.5	$151.2	$(6.9)	—	$157.8

Investing cash flows
Additions to property and equipment	(9.8)	(5.5)	—	—	(15.3)
Principal receipts from long-term receivables	1.0	16.6	—	—	17.6
Proceeds from sale of assets	—	14.5	1.3	—	15.8
Other	—	0.8	—	—	0.8

Cash flows provided by (used in) investing activities	(8.8)	26.4	1.3	—	18.9
Financing cash flows
Issuance of debt	—	10.0	—	—	10.0
Payment of debt	—	(189.9)	—	—	(189.9)
Payment of debt issuance costs	—	(20.3)	—	—	(20.3)
Dividends	(24.1)	—	—	—	(24.1)
Restricted cash	—	15.8	—	—	15.8
Other	(0.3)	—	—	—	(0.3)
Intercompany transfers	19.7	(25.2)	5.5	—	—

Cash flows provided by (used in) financing activities	(4.7)	(209.6)	5.5	—	(208.8)

Net change	—	(32.0)	(0.1)	—	(32.1)
Beginning cash and equivalents	—	112.9	1.5	—	114.4

Ending cash and equivalents	$—	$80.9	$1.4	—	$82.3

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2008
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$1.7	$112.1	$(3.0)	—	$110.8

Investing cash flows
Additions to property and equipment	(4.5)	(26.2)	(1.0)	—	(31.7)
Principal receipts from long-term receivables	—	15.8	—	—	15.8
Proceeds from sale of assets	—	59.8	1.4	—	61.2
Other	(14.3)	4.2	—	—	(10.1)

Cash flows provided by (used in) investing activities	(18.8)	53.6	0.4	—	35.2
Financing cash flows
Issuance of debt	—	405.5	—	—	405.5
Payment of debt	—	(431.2)	—	—	(431.2)
Payment of debt issuance costs	—	(48.9)	—	—	(48.9)
Dividends	(33.4)	—	—	—	(33.4)
Restricted cash	—	49.1	0.1	—	49.2
Other	0.5	(0.1)	—	—	0.4
Intercompany transfers	50.0	(52.2)	2.2	—	—

Cash flows provided by (used in) financing activities	17.1	(77.8)	2.3	—	(58.4)

Net change	—	87.9	(0.3)	—	87.6
Beginning cash and equivalents	—	25.0	1.8	—	26.8

Ending cash and equivalents	$—	$112.9	$1.5	—	$114.4

DineEquity, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

24. Selected Quarterly Financial Data (Unaudited)

	Revenues(a)	Operating Margin	Net Income (Loss)	Net Income (Loss) Per Share— Basic(b)	Net Income (Loss) Per Share— Diluted(b)
	(In thousands, except per share amounts)
2010
1st Quarter	$357,972	$115,639	$19,671	$0.75	$0.75
2nd Quarter	339,923	108,074	14,041	0.43	0.42
3rd Quarter	335,400	107,978	14,331	0.45	0.44
4th Quarter(c)	299,790	100,170	(50,831)	(3.33)	(3.33)
2009
1st Quarter	$375,556	$120,853	$37,141	$1.82	$1.80
2nd Quarter	349,650	109,119	24,814	1.11	1.09
3rd Quarter	333,551	104,590	13,505	0.46	0.46
4th Quarter(d)	355,205	113,005	(44,051)	(2.84)	(2.84)

(a)
Revenues have been impacted by the franchising of 83 company-operated Applebee's restaurants in the fourth quarter of 2010 and seven company-operated Applebee's restaurants in the first half of 2009.

(b)
The quarterly amounts may not add to the full year amount as each quarterly calculation is discrete from the full-year calculation.

(c)
The net loss and net loss per share were significantly impacted by approximately $110 million of charges related to the retirement of debt and temporary equity in the 4th quarter of 2010.

(d)
Revenue and operating margin were impacted by a 53rd week in fiscal 2009, which resulted in a 14-week 4th quarter. The net loss and net loss per share were significantly impacted by impairment charges taken against intangible assets in the 4th quarter of 2009.

25. Subsequent Events

        On January 25, 2011, the Company completed the sale of 36 Applebee's company-operated restaurants in the St. Louis, Missouri area. On February 17, 2011, The Company completed the sale of 29 Applebee's company-operated restaurants in the Washington, D.C. area.

        On February 25, 2011, the Company entered into Amendment No. 1 (the "Amendment") to the Credit Agreement among the Company, each lender from time to time party thereto and the agents named therein

        Pursuant to the Amendment, the interest rate margin applicable to LIBOR based term loans was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for term loans was reduced from 1.50% to 1.25% for LIBOR based term loans and from 2.50% to 2.25% for Base Rate denominated term loans.

        In addition, the Amendment increased the available lender commitments under the Revolving Credit Facility from $50 million to $75 million The amendment also modified certain restrictive covenants of the Credit Agreement, including those relating to repurchases of other debt securities, permitted acquisitions and payments on equity.

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Shareholders of DineEquity, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of DineEquity Inc. and Subsidiaries ("the Company") as of December 31, 2010 and 200, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DineEquity, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DineEquity, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 3, 2011

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

        Based on their assessment as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Shareholders of DineEquity, Inc. and Subsidiaries

        We have audited DineEquity, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DineEquity, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, DineEquity, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of DineEquity Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010 of DineEquity, Inc. and Subsidiaries and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 3, 2011

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item regarding our directors and executive officers is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Shareholders ("2011 Proxy Statement") to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

Item 11.    Executive Compensation.

        The information required by this Item regarding executive compensation is incorporated by reference to the sections entitled "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" to be set forth in our 2011 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item regarding security ownership and management is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" to be set forth in our 2011 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item regarding certain relationships and related transactions is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions," and "Director Independence" to be set forth in our 2011 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item regarding principal accountant fees and services is incorporated by reference to the section entitled "Independent Auditor Fees" to be set forth in our 2011 Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)  Consolidated Financial Statements

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:
Consolidated Balance Sheets as of December 31, 2010 and 2009.
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010.
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2010.
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010.
Notes to the Consolidated Financial Statements.
Reports of Independent Registered Public Accounting Firm.

(a)(2)  Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)  Exhibits

        Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

2.1	Agreement and Plan of Merger, dated as of July 15, 2007, by and among IHOP Corp., CHLH Corp. and Applebee's International, Inc. (Exhibit 2.1 to Registrant's Form 8-K filed July 17, 2007 is incorporated herein by reference).
3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 3.1 to Registrant's Form 8-K dated June 2, 2008 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K dated June 2, 2008 is incorporated herein by reference).
3.3	Amendment to the Bylaws of IHOP Corp. dated November 14, 2000 (Exhibit 3.3 to Registrant's Form 10-Q for the quarterly period ended March 31, 2001 is incorporated herein by reference).
3.4	Certificate of Designations with respect to the Series B Convertible Preferred Stock (Exhibit 3.2 to Registrant's Form 8-K filed December 5, 2007 is incorporated herein by reference).
4.1
Base Indenture, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC and Wells Fargo Bank, National Association (Exhibit 4.1 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated herein by reference).

4.2	Series Supplement for the Series 2007-1 Fixed Rate Term Notes, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, Wells Fargo Bank, National Association and Financial Guaranty Insurance Company (Exhibit 4.6 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated herein by reference).
4.3
Series Supplement for the Series 2007-2 Variable Funding Notes, dated as of March 16, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, Wells Fargo Bank, National Association and Financial Guaranty Insurance Company (Exhibit 4.7 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated herein by reference).
4.4
Series Supplement for the Series 2007-3 Fixed Rate Term Notes, dated as of November 29, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC and Wells Fargo Bank, National Association (Exhibit 4.20 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
4.5
Base Indenture, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, and Wells Fargo Bank, National Association, as Indenture Trustee (Exhibit 4.21 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
4.6
Series 2007-1 Supplement to the Base Indenture, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, and Wells Fargo Bank, National Association (Exhibit 4.22 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
4.7
Supplement No. 4 to the Base Indenture, dated as of June 9, 2008, by and among IHOP Franchising, LLC, IHOP IP, LLC, the Financial Guaranty Insurance Company and Wells Fargo Bank, National Association (Exhibit 4.1 to Registrant's Form 8-K, dated June 13, 2008 is incorporated herein by reference).
4.8
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
4.9
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
4.10
Indenture dated as of October 19, 2010, by and among DineEquity, Inc., the guarantors party thereto and Wells Fargo Bank, National Association (Exhibit 4.1 to Registrant's Form 8-K, filed October 21, 2010 is incorporated herein by reference).
†10.1
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
†10.4
Employment Agreement between DineEquity, Inc. and Jean Birch dated June 22, 2009 (Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended June 30, 2009 is incorporated herein by reference).
*†10.5	Employment Offer Letter between DineEquity, Inc. and Bryan Adel dated August 2, 2010.
†10.6	Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc. (Exhibit 10.8 to Registrant's 2002 Form 10-K is incorporated herein by reference).
†10.7	International House of Pancakes 401(k) Plan (Exhibit 10.15 to Registrant's 2001 Form 10-K is incorporated herein by reference).
†10.8	IHOP Corp. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.9
IHOP Corp. 2005 Stock Incentive Plan for Non-Employee Directors (Appendix "A" to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 24, 2005 is incorporated herein by reference).
†10.10	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix "A" to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.11	IHOP Corp 2008 Senior Executive Incentive Plan as amended and restated (Appendix "B" to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.12
DineEquity, Inc. Executive Severance and Change in Control Policy, dated October 13, 2008 (Exhibit 10.16 to Registrant's Form 10-K for the year ended December 31, 2008 is incorporated herein by reference).
†10.13	IHOP Corp. Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.16 to Registrant's 2009 Form 10-K is incorporated herein by reference).
*†10.14	DineEquity, Inc. 2010 Cash Long Term Incentive Plan (LTIP) for Company Officers.
10.15
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
10.16
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

10.17	Parent Asset Sale Agreement, dated as of March 16, 2007, by IHOP Holdings, LLC, as Purchaser, and International House of Pancakes, Inc. as Seller (Exhibit 4.3 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated herein by reference).
10.18
Guaranty, dated as of March 16, 2007, by IHOP Corp., in favor of IHOP Holdings, LLC (Exhibit 4.4 to Registrant's Form 10-Q for the quarterly period ended March 31, 2007 is incorporated herein by reference).
10.19
Amendment No. 1 to Guaranty, dated as of November 28, 2007, by IHOP Corp., in favor of IHOP Holdings, LLC (Exhibit 10.20 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
10.20
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
10.22
Series A Perpetual Preferred Stock Purchase Agreement, dated as of July 15, 2007, by and between IHOP Corp. and MSD SBI, L.P. (Exhibit 10.1 to Registrant's Form 8-K filed on July 17, 2007 is incorporated herein by reference).
10.23
First Amendment to Series A Perpetual Preferred Stock Purchase Agreement, dated as of November 29, 2007, by and between IHOP Corp. and MSD SBI, L.P. (Exhibit 10.1 to Registrant's Form 8-K filed December 5, 2007 is incorporated herein by reference).
10.24
Series B Convertible Preferred Stock Purchase Agreement, dated as of July 15, 2007, by and among IHOP Corp. and the purchasers identified on Schedule A thereto (Exhibit 10.2 to Registrant's Form 8-K filed July 17, 2007 is incorporated herein by reference).
10.25
Commitment Letter, dated July 15, 2007, by and among IHOP Corp., CHLH Corp., Lehman Brothers Commercial Bank, Lehman Brothers Inc. and Lehman Commercial Paper Inc. (Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2007 is incorporated herein by reference).
10.26
Registration Rights Agreement, dated as of November 29, 2007, by and among IHOP Corp. and the persons identified on Schedule A thereto (Exhibit 10.2 to Registrant's Form 8-K filed December 5, 2007 is incorporated herein by reference).
10.27
Series 2007-3 Fixed Rate Term Notes Purchase Agreement, dated as of November 29, 2007, by and among IHOP Franchising, LLC, IHOP IP, LLC, International House of Pancakes, Inc., IHOP Corp. and Lehman Brothers Inc., as Initial Purchaser (Exhibit 10.28 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).

10.28	Servicing Agreement, dated as of November 29, 2007, by and among Applebee's Enterprises LLC, Applebee's IP LLC, certain other entities listed therein, Applebee's Franchising LLC, Applebee's Services, Inc., Applebee's International, Inc., Assured Guaranty Corp., and Wells Fargo Bank, National Association, as Indenture Trustee (Exhibit 10.29 to Registrant's 2008 Form 10-K for the year ended December 31, 2007 is incorporated herein by reference).
10.29
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
10.34
Registration Rights Agreement dated as of October 19, 2010, by and among DineEquity, Inc., the guarantors thereto and Barclays Capital Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers (Exhibit to Registrant's Form 8-K, filed October 21, 2010 is incorporated herein by reference).
10.35
Credit Agreement dated as of October 8, 2010, by and among DineEquity, Inc., Barclays Bank PLC, as administrative agent, Raymond James Realty, Inc., as Documentation Agent, Barclays Capital, as Joint Lead Arranger and Joint Book Manager, and Goldman Sachs Bank USA, as Joint Lead Arranger, Joint Book Manager and Syndication Agent, and the lenders and other financial institutions party thereto (Exhibit 10.2 to Registrant's Form 8-K, filed October 21, 2010 is incorporated herein by reference).
10.36
Asset Purchase Agreement, Applebee's Neighborhood Grill & Bar Restaurants located in the Minneapolis and Duluth Markets, dated July 23, 2010, including amendments and exhibits thereto (Exhibit 10.3 to Registrant's Form 10-Q, filed November 3, 2010 is incorporated herein by reference).

12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the year ended December 31, 2010.
14.0	IHOP Corp. Code of Ethics for Chief Executive and Senior Financial Officers (Exhibit 14.0 to Registrant's 2004 Form 10-K is incorporated herein by reference).
*21	Subsidiaries of DineEquity, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

†
A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March 2011.

DINEEQUITY, INC.
By:	/s/ JULIA A. STEWART Julia A. Stewart Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 3rd day of March 2011.

Name	Title

/s/ JULIA A. STEWART Julia A. Stewart	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN F. TIERNEY John F. Tierney	Chief Financial Officer (Principal Financial Officer)
/s/ GREGGORY KALVIN Greggory Kalvin	Senior Vice President, Corporate Controller (Principal Accounting Officer)
/s/ RICHARD J. DAHL Richard J. Dahl	Director
/s/ HOWARD M. BERK Howard M. Berk	Director
/s/ DANIEL BRESTLE Daniel Brestle	Director
/s/ H. FREDERICK CHRISTIE H. Frederick Christie	Director

Name	Title

/s/ MICHAEL S. GORDON Michael S. Gordon	Director
/s/ LARRY ALAN KAY Larry Alan Kay	Director
/s/ CAROLINE W. NAHAS Caroline W. Nahas	Director
/s/ GILBERT T. RAY Gilbert T. Ray	Director
/s/ PATRICK W. ROSE Patrick W. Rose	Director