Form 10-Q
period 2011-03-31
DineEquity, Inc
filed 2011-05-04
CIK 49754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-15283

DineEquity, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3038279
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

450 North Brand Boulevard,
Glendale, California	91203-1903
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2011
Common Stock, $.01 par value	18,524,781

DINEEQUITY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,360	$102,309
Restricted cash	3,975	854
Receivables, net	73,929	98,776
Inventories	9,895	10,757
Prepaid income taxes	1,924	34,094
Prepaid gift cards	22,360	27,465
Prepaid expenses	13,958	14,602
Deferred income taxes	27,128	24,301
Assets held for sale	7,025	37,944
Total current assets	210,554	351,102
Non-current restricted cash	49	778
Restricted assets related to captive insurance subsidiary	3,970	3,562
Long-term receivables	238,002	239,945
Property and equipment, net	568,913	612,175
Goodwill	697,470	697,470
Other intangible assets, net	832,476	835,879
Other assets, net	114,665	115,730
Total assets	$2,666,099	$2,856,641
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$7,420	$9,000
Accounts payable	35,894	32,724
Accrued employee compensation and benefits	20,598	32,846
Gift card liability	77,974	124,972
Accrued interest payable	34,711	17,482
Current maturities of capital lease and financing obligations	15,794	16,556
Other accrued expenses	30,070	31,502
Total current liabilities	222,461	265,082
Long-term debt, less current maturities	1,485,929	1,631,469
Financing obligations, less current maturities	204,561	237,826
Capital lease obligations, less current maturities	141,703	144,016
Deferred income taxes	374,621	375,697
Other liabilities	114,435	118,972
Total liabilities	2,543,710	2,773,062
Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, Series B, at accreted value, 10,000,000 shares authorized; 35,000 shares issued; March 31, 2011: 34,900 shares outstanding; December 31, 2010: 35,000 shares outstanding	42,564	42,055
Common stock, $.01 par value, 40,000,000 shares authorized; March 31, 2011: 24,736,019 shares issued and 18,536,111 shares outstanding; December 31, 2010: 24,382,991 shares issued and 18,183,083 shares outstanding	247	243
Additional paid-in-capital	201,420	192,214
Retained earnings	153,320	124,250
Accumulated other comprehensive loss	(261)	(282)
Treasury stock, at cost (March 31, 2011 and December 31, 2010: 6,199,908 shares)	(274,901)	(274,901)
Total stockholders’ equity	122,389	83,579
Total liabilities and stockholders’ equity	$2,666,099	$2,856,641

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Segment Revenues:
Franchise revenues	$104,552	$95,367
Company restaurant sales	154,703	224,615
Rental revenues	32,216	33,932
Financing revenues	8,729	4,150
Total segment revenues	300,200	358,064
Segment Expenses:
Franchise expenses	27,443	24,838
Company restaurant expenses	131,766	192,557
Rental expenses	24,647	25,064
Financing expenses	5,575	469
Total segment expenses	189,431	242,928
Gross segment profit	110,769	115,136
General and administrative expenses	37,969	40,366
Interest expense	36,306	45,048
Impairment and closure costs	4,938	711
Debt modification costs	4,114	—
Amortization of intangible assets	3,075	3,077
Loss (gain) on extinguishment of debt	6,946	(3,585)
Gain on disposition of assets	(23,754)	(253)
Income before income taxes	41,175	29,772
Provision for income taxes	(11,476)	(10,101)
Net income	$29,699	$19,671

Net income available to common stockholders
Net income	$29,699	$19,671
Less: Series A preferred stock dividends	—	(5,760)
Less: Accretion of Series B preferred stock	(629)	(595)
Less: Net income allocated to unvested participating restricted stock	(1,014)	(509)
Net income available to common stockholders	$28,056	$12,807
Net income available to common stockholders per share
Basic	$1.59	$0.75
Diluted	$1.53	$0.75
Weighted average shares outstanding
Basic	17,697	17,011
Diluted	18,763	17,972

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$29,699	$19,671
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	13,290	16,156
Non-cash interest expense	1,417	10,371
Loss (gain) on extinguishment of debt	6,946	(3,585)
Impairment and closure charges	4,717	509
Debt modification costs	4,114	—
Deferred income taxes	(3,903)	(7,009)
Non-cash stock-based compensation expense	1,863	3,956
Tax benefit from stock-based compensation	5,121	1,035
Excess tax benefit from stock options exercised	(4,866)	(1,792)
Gain on disposition of assets	(23,754)	(253)
Other	(3,753)	(287)
Changes in operating assets and liabilities
Receivables	24,636	26,008
Inventories	(378)	3
Prepaid expenses	5,567	1,500
Current income tax receivables and payables	32,194	14,525
Accounts payable	1,358	(1,147)
Accrued employee compensation and benefits	(12,249)	(9,031)
Gift card liability	(46,998)	(40,171)
Other accrued expenses	15,455	(189)
Cash flows provided by operating activities	50,476	30,270
Cash flows from investing activities
Additions to property and equipment	(3,835)	(2,649)
Proceeds from sale of property and equipment and assets held for sale	54,597	2,784
Principal receipts from notes, equipment contracts and other long-term receivables	3,395	6,753
Other	(128)	655
Cash flows provided by investing activities	54,029	7,543
Cash flows from financing activities
Repayment of long-term debt	(145,273)	(50,100)
Principal payments on capital lease and financing obligations	(3,553)	(3,791)
Dividends paid	—	(5,700)
Payment of debt modification and issuance costs	(12,208)	—
Repurchase of restricted stock	(3,272)	(577)
Proceeds from stock options exercised	5,378	1,275
Excess tax benefit from stock options exercised	4,866	1,792
Change in restricted cash	(2,392)	5,479
Other	—	(46)
Cash flows used in financing activities	(156,454)	(51,668)
Net change in cash and cash equivalents	(51,949)	(13,855)
Cash and cash equivalents at beginning of period	102,309	82,314
Cash and cash equivalents at end of period	$50,360	$68,459
Supplemental disclosures
Interest paid	$22,292	$38,942
Income taxes paid	$1,276	$2,726

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters are reported as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2011 ended April 3, 2011 and the first fiscal quarter of 2010 ended April 4, 2010.

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

Subsequent events

The Company has evaluated the period after the balance sheet date through the date the consolidated financial statements were issued and determined there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements other than the items described in Note 16, Subsequent Events.

Reclassifications

Certain reclassifications have been made to prior year information to conform to the current year presentation. These reclassifications had no effect on the net income or financial position previously reported.

The following items previously reported as “other expense (income), net” for the three months ended March 31, 2010 have been reclassified as follows:

(In thousands)
Total other expense, as reported	$1,498
Reclassified to:
Rental expenses	$664
Impairment and closure costs	711
General and administrative expenses	181
Interest expense	170
Franchise revenue	(91)
Gain on disposition of assets	(67)
Other line items	(70)
Total reclassified	$1,498

3. Accounting Policies

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, ‘‘Improving Disclosures About Fair Value Measurement’’ (‘‘ASU 2010-06’’). On January 1, 2011, the Company adopted the provisions of ASU 2010-06 that required disclosures about purchases, sales, issuances, and settlements to be presented on a gross basis in the reconciliation of Level 3 fair value measurements. As these provisions amended only the disclosure requirements for fair value measurements, the adoption did not have any impact on the Company’s balance sheets, statements of operations or statements of cash flows.

In July 2010, the FASB issued ASU 2010-20, ‘‘Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses’’ (“ASU 2010-20”). On January 1, 2011, the Company adopted the provisions of ASU 2010-20 that amend disclosure requirements about activity that occurs during a reporting period with respect to the credit quality of financing receivables and the related allowance for credit losses. As these provisions only amended disclosure requirements, not current accounting practice, adoption of this ASU did not have any impact on the Company’s balance sheets, statements of operations or statements of cash flows.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the financial statements as a result of future adoption.

4. Assets Held for Sale

The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria, as defined in applicable U.S. GAAP. The balance of assets held for sale at December 31, 2010 of $37.9 million was comprised of assets of 36 Applebee’s company-operated restaurants in the St. Louis market area of Missouri, 30 Applebee’s company-operated restaurants in the Washington, D.C. area, three parcels of land on which Applebee’s franchised restaurants are situated, three parcels of land previously intended for future restaurant development and one IHOP restaurant held for refranchising.

During the three months ended March 31, 2011, 36 Applebee’s company-operated restaurants in the St. Louis market area of Missouri, 29 Applebee’s company-operated restaurants in the Washington, D.C. area and one parcel of land on which an Applebee’s franchised restaurant is situated were sold and the IHOP restaurant was refranchised. The balance of assets held for sale at March 31, 2011 of $7.0 million was comprised of two parcels of land on which Applebee’s franchised restaurants are situated, three parcels of land previously acquired and held for future development and assets of one Applebee’s company-operated restaurant in the Washington, D.C. area.

The following table summarizes the changes in the balance of assets held for sale during 2011:

(In millions)
Balance December 31, 2010	$37.9
Assets sold	(30.6)
Assets refranchised	(0.3)
Balance March 31, 2011	$7.0

5. Long-Term Debt

Long-term debt consists of the following components:

	March 31, 2011	December 31, 2010
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 4.25% and 6.0% as of March 31, 2011 and December 31, 2010, respectively	$734.0	$844.0
Senior Notes due October 2018, at a fixed rate of 9.5%	792.7	825.0
Discount	(33.4)	(28.5)
Total debt	1,493.3	1,640.5
Less current maturities	(7.4)	(9.0)
Long-term debt	$1,485.9	$1,631.5

For a description of the respective instruments, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Amendment of Credit Agreement

On February 25, 2011, the Company entered into Amendment No. 1 (the ‘‘Amendment’’) to the Credit Agreement dated as of October 8, 2010 (the “Credit Agreement”) under which a senior secured credit facility (“Credit Facility”) was established among the Company, lenders and the agents named therein. Pursuant to the Amendment, the interest rate margin applicable to LIBOR-based term loans made under the Credit Facility (“Term Loans”) was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for Term Loans was reduced from 1.50% to 1.25% for LIBOR-based Term Loans and from 2.50% to 2.25% for Base Rate-denominated Term Loans. In addition, the Amendment increased the lender commitments under the Company’s revolving credit facility (the “Revolving Credit Facility”) available under the Credit Facility from $50 million to $75 million. The Amendment also modified certain restrictive covenants of the Credit Agreement, including those relating to repurchases of other debt securities, permitted acquisitions and payments on equity.

The Company paid $12.3 million in fees and costs related to the Amendment, of which $7.4 million in fees paid to lenders was recorded as additional discount on debt and $0.8 million of costs related to the increase in the Revolving Credit Facility was recorded as deferred financing costs. Fees paid to third parties of $4.1 million were recorded as “Debt modification costs” in the Consolidated Statements of Income for the three months ended March 31, 2011.

Loss (Gain) on Extinguishment of Debt

During the quarter ended March 31, 2011, the Company repurchased $32.3 million of its 9.5% Senior Notes due October 2018 (the “Senior Notes”) for a cash payment of $35.3 million, inclusive of a premium of $3.0 million. The Company also repaid $110.0 million of Term Loans at face value. Including write-off of the discount and deferred financing costs related to the debt extinguished, the Company recognized a loss on the extinguishment of debt of $6.9 million.

During the quarter ended March 31, 2010, the Company retired $48.7 million of its Class A-2-II-X Fixed Rate Senior Term Notes then outstanding for a cash payment of $43.8 million. The Company recognized a gain on the early retirement of debt of $3.6 million, including write-off of the discount and deferred financing costs related to the retired debt.

Quarter Ended	Instrument	Face Amount Retired/Repaid	Cash Paid	Loss (Gain)(1)
		(In millions)
March 2011	Term Loans	$110.0	$110.0	$2.7
March 2011	Senior Notes	32.3	35.3	4.2
Total		$142.3	$145.3	$6.9

March 2010	Class A-2-II-X Notes	$48.7	$43.8	$(3.6)

(1) Including write-off of the discount and deferred financing costs related to the debt retired.

Compliance with Covenants and Restrictions

The Company was in compliance with all the covenants and restrictions related to its Credit Facility and Senior Notes as of March 31, 2011.

6. Financing Obligations

As of March 31, 2011, future minimum lease payments under financing obligations during the initial terms of the leases related to sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
Remainder of 2011	$16.6
2012(1)	20.7
2013	22.9
2014	23.1
2015	23.1
Thereafter	273.9
Total minimum lease payments	380.3
Less interest	(168.8)
Total financing obligations	211.5
Less current portion(2)	(6.9)
Long-term financing obligations	$204.6

(1)          Due to the varying closing dates of the Company’s fiscal year, 11 monthly payments will be made in fiscal 2012.

(2)          Included in “current maturities of capital lease and financing obligations” on the consolidated balance sheet.

During the quarter ended March 31, 2011, the Company’s continuing involvement with 20 properties subject to financing obligations was ended by assignment of the lease obligations to a qualified franchisee. As a result, the Company’s financing obligations were reduced by $32.7 million.

7. Impairment and Closure Charges

The Company assesses tangible long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The following table summarizes the components of impairment and closure charges for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Impairment and closure charges:
Impairment	$4.5	$0.3
Closure	0.4	0.4
Total impairment and closure charges	$4.9	$0.7

Impairment charges for the three months ended March 31, 2011, related to furniture, fixtures and leasehold improvements at the Applebee’s Restaurant Support Center in Lenexa, Kansas, whose book value is not realizable as the result of the termination of the Company’s sublease of the premises (See Note 17, Subsequent Events).

Impairment and closure charges for the three months ended March 31, 2010 primarily related to closure of the Applebee’s company-operated restaurant in China and the write-off of costs related to a prior remodeling program, partially offset by the downward revision of estimates of closure costs previously recorded.

8. Income Taxes

The effective tax rate was 27.9% for the three-month period ended March 31, 2011. The effective tax rate is lower than the federal statutory rate of 35% due to tax credits and the release of liabilities for unrecognized tax benefits, which were partially offset by state income taxes. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

8. Income Taxes, continued

At March 31, 2011, the Company had a liability for unrecognized tax benefits, including potential interest and penalties net of related tax benefit, totaling $10.8 million, of which approximately $1.7 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlements with taxing authorities will occur.

As of March 31, 2011, accrued interest and penalties were $4.1 million and $0.5 million, respectively, excluding any related income tax benefits. As of December 31, 2010, accrued interest and penalties were $8.9 million and $0.5 million, respectively, excluding any related income tax benefits. The decrease of $4.8 million of accrued interest is primarily related to the release of liabilities for unrecognized tax benefits surrounding gift card income deferral as a result of the issuance of new guidance by the U.S. Internal Revenue Service, partially offset by the accrual of interest on the remaining liability for unrecognized tax benefits during the three months ended March 31, 2011. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Income.

The Company or one of its subsidiaries files federal income tax returns and income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-U.S. tax examinations by tax authorities for years before 2006 for federal returns and other jurisdictions. Applebee’s is currently under audit by the U.S. Internal Revenue Service for the period ended November 29, 2007.  The Company is currently under audit by the U.S. Internal Revenue Service for the period ended December 31, 2007.

9. Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock to officers and employees of the Company under the IHOP Corp. 2001 Stock Incentive Plan, as amended and restated (the “2001 Plan”) and restricted stock or restricted stock units to non-employee directors of the Company under the DineEquity, Inc. Amended and Restated 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”). The stock options generally vest over a three-year period and have a term of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant. Restricted stock and restricted stock units are issued at no cost to the holder and vest over terms determined by the Compensation Committee of the Company’s Board of Directors, generally three years. Restricted stock granted to officers and employees generally vests only if the officer or employee is actively employed by the Company on the vesting date, and unvested restricted stock is forfeited upon either termination, retirement before age 65, death or disability, unless the Compensation Committee of the Company’s Board of Directors determines otherwise. When vested options are exercised and restricted stock is issued, the Company generally issues shares of common stock from its authorized but unissued share pool or utilizes treasury stock. The Company currently intends to utilize treasury stock for future issuances of shares pursuant to equity compensation plans.

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Pre-tax compensation expense	$3.1	$4.9
Tax provision	(1.2)	(2.0)
Total stock-based compensation expense, net of tax	$1.9	$2.9

As of March 31, 2011, $8.6 million and $10.3 million (including estimated forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of 1.65 years for restricted stock and 1.78 years for stock options.

The estimated fair values of the options granted during 2011 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	2.12%
Weighted average historical volatility	82.5%
Dividend yield	—
Expected years until exercise	4.85
Forfeitures	11.0%
Weighted average fair value of options granted	$37.16

9. Stock-Based Compensation, continued

Option balances as of March 31, 2011 and activity related to the Company’s stock options during the three-month period then ended were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,523,710	$24.90
Granted	166,949	$56.76
Exercised	(321,103)	$16.75
Forfeited	(6,581)	$18.26
Outstanding at March 31, 2011	1,362,975	$30.75	7.41	$32,969,000
Vested at March 31, 2011 and Expected to Vest	1,170,111	$31.56	7.21	$27,338,000
Exercisable at March 31, 2011	591,350	$33.72	5.63	$12,404,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

A summary of restricted stock activity for the three months ended March 31, 2011 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	666,244	$28.62	18,000	$29.32
Granted	99,874	$57.13	—	—
Released	(178,420)	$41.14	—	—
Forfeited	(12,834)	$24.83	—	—
Outstanding at March 31, 2011	574,864	$29.79	18,000	$29.32

The Company has issued 44,957 shares of cash-settled restricted stock units to members of the Board of Directors, of which 41,957 are outstanding at March 31, 2011. As these instruments can only be settled in cash, they are recorded as liabilities based on the closing price of the Company’s common stock as of March 31, 2011. For the three months ended March 31, 2011 and 2010, $0.8 million and $0.9 million, respectively, were included as pre-tax stock-based compensation expense for the cash-settled restricted stock units.

10. Segments

The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of March 31, 2011, the franchise operations segment consisted of (i) 1,767 restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 16 countries outside the United States; and (ii) 1,503 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and three countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

As of March 31, 2011, the company restaurant operations segment consisted of 244 company-operated Applebee’s restaurants and ten company-operated IHOP restaurants, all in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

10. Segments, continued

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

Information on segments is as follows:

	For the Three Months Ended March 31,
	2011	2010
	(In millions)
Revenues from External Customers
Franchise operations	$104.6	$95.4
Company restaurants	154.7	224.6
Rental operations	32.2	33.9
Financing operations	8.7	4.2
Total	$300.2	$358.1
Interest Expense
Company restaurants	$0.2	$0.2
Rental operations	4.6	4.8
Financing operations	—	—
Corporate	36.3	45.0
Total	$41.1	$50.0
Depreciation and amortization
Franchise operations	$2.5	$2.5
Company restaurants	4.9	7.5
Rental operations	3.5	3.5
Corporate	2.4	2.7
Total	$13.3	$16.2
Income (loss) before income taxes
Franchise operations	$77.1	$70.5
Company restaurants	22.9	32.0
Rental operations	7.6	8.9
Financing operations	3.1	3.7
Corporate	(69.5)	(85.3)
Total	$41.2	$29.8

11. Other Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Net income	$29.7	$19.7
Other comprehensive income, net of tax:
Interest rate swap	—	2.2
Total comprehensive income	$29.7	$21.9

The amount of income tax benefit allocated to the interest rate swap was $1.5 million for the three months ended March 31, 2010. The loss related to an interest rate swap designated as a cash flow hedge that was being reclassified into earnings as interest expense over the expected life of the related debt, which was estimated to be approximately five years. The entire amount of loss remaining at the time of retirement of the related designated debt was reclassified into earnings in October 2010.

The accumulated comprehensive loss of $0.3 million (net of tax) as of March 31, 2011 and December 31, 2010 is comprised of a temporary decline in available-for-sale securities.

12. Net Income per Share

The computation of the Company’s basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net income	$29,699	$19,671
Less: Series A Preferred Stock dividends	—	(5,760)
Less: Accretion of Series B Preferred Stock	(629)	(595)
Less: Net income allocated to unvested participating restricted stock	(1,014)	(509)
Net income available to common stockholders— basic	28,056	12,807
Effect of unvested participating restricted stock in two-class calculation	57	27
Accretion of Series B Preferred Stock	629	595
Net income available to common stockholders— diluted	$28,742	$13,429
Denominator:
Weighted average outstanding shares of common stock	17,697	17,011
Dilutive effect of:
Stock options	451	380
Convertible Series B Preferred Stock	615	581

Common stock and common stock equivalents	18,763	17,972
Net income per common share:

Basic	$1.59	$0.75

Diluted	$1.53	$0.75

13. Fair Value Measurements

The Company has two types of financial instruments which are required under U.S. GAAP to be measured on a recurring basis at fair value—restricted assets related to Applebee’s captive insurance subsidiary and certain loan guarantees. None of the Company’s non-financial assets or non-financial liabilities is required to be measured at fair value on a recurring basis. The Company has not elected to use fair value measurement, as provided under U.S. GAAP, for any assets or liabilities for which fair value measurement is not presently required.

Financial instruments measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 are as follows:

		Fair Value Measured Using
	Fair Value	Level 1	Level 2	Level 3
	(In millions)
At March 31, 2011:
Restricted assets of captive insurance company	$4.0	$1.4	$—	$2.6
Loan guarantees	$0.2	$—	$—	$0.2
At December 31, 2010:
Restricted assets of captive insurance company	$3.6	$1.0	$—	$2.6
Loan guarantees	$0.2	$—	$—	$0.2

The level 3 inputs used for the restricted assets consist of a discounted cash flow under the income approach using primarily assumptions as to future interest payments and a discount rate. The fair value of the guarantees was determined by assessing the financial health of each of the four franchisees that have open notes and assessing the likelihood of default. There was no change in the valuation methodologies between the periods presented.

13. Fair Value Measurements, continued

The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate their carrying amounts due to their short duration.

At March 31, 2011 and December 31, 2010, the cost and market value of our financial instruments measured at fair value - restricted assets related to Applebee’s captive insurance subsidiary - is as follows:

March 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Cash equivalents and money market funds	$1.4	$—	$—	$1.4
Auction-rate securities	$2.9	$—	$(0.3)	$2.6

December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Cash equivalents and money market funds	$1.0	$—	$—	$1.0
Auction-rate securities	$2.9	$—	$(0.3)	$2.6

The scheduled maturity of one auction-rate security valued at $0.6 million is December 2030. The remaining balance of auction-rate securities is in mutual funds invested in auction rate securities with no scheduled maturity for the funds.

The fair values of non-current financial liabilities at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, less current maturities	$1,485.9	$1,586.5	$1,631.5	$1,721.0

At March 31, 2011 and December 31, 2010, the fair value of the non-current financial liabilities was determined based on Level 2 inputs.

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

The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri. Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal. On April 21, 2011, the Eighth Circuit Court of Appeals issued its decision on the interlocutory appeal, affirming the trial court’s ruling that the tip credit is subject to a 20% limit on “related duties in a tipped occupation that are not themselves tip producing” based on guidance in the Department of Labor’s Field Operations Handbook

The Company believes it has meritorious defenses and intends to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $206.4 million as of March 31, 2011. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2010 through 2045. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 31, 2011.

15. Involvement with Variable Interest Entities

In February 2009, the Company and owners of Applebee’s and IHOP franchise restaurants formed Centralized Supply Chain Services, LLC (“CSCS”), a purchasing co-operative, to manage procurement activities for the Applebee’s and IHOP restaurants choosing to join CSCS. CSCS is a variable interest entity (“VIE”) as defined under U.S. GAAP. Under the terms of the membership agreements, each member restaurant belonging to CSCS has equal and identical voting rights, ownership rights and obligations. The Company does not have voting control of CSCS. Accordingly, the Company is not considered to be the primary beneficiary of the VIE and therefore does not consolidate the results of CSCS. The Company reaffirmed this assessment as of March 31, 2011 as there have been no changes in the significant facts and circumstances related to the Company’s involvement with CSCS.

Each member restaurant is responsible only for the goods and services it chooses to purchase and bears no responsibility or risk of loss for goods and services purchased by other member restaurants. Based on these facts, the Company believes its maximum estimated loss related to its membership in the CSCS is insignificant.

16.  Consolidating Financial Information

Certain of our subsidiaries have guaranteed our obligations under the Credit Facility. The following presents the condensed consolidating financial information separately for: (i) the parent Company, the issuer of the guaranteed obligations; (ii) the guarantor subsidiaries, on a combined basis, as specified in the Credit Agreement; (iii) the non-guarantor subsidiaries, on a combined basis;     (iv) consolidating eliminations and reclassifications; and (v) DineEquity, Inc. and Subsidiaries, on a consolidated basis.

Each guarantor subsidiary is 100% owned by the Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements.

Supplemental Condensed Consolidating Balance Sheet

March 31, 2011

(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$14.2	$34.3	$1.9	$—	$50.4
Restricted cash	—	4.0	—	—	4.0
Receivables, net	—	73.8	0.1	—	73.9
Inventories	—	9.9	—	—	9.9
Prepaid expenses	2.3	44.0		(8.1)	38.2
Deferred income taxes	0.9	21.0	5.3	—	27.2
Assets held for sale	—	4.7	2.3	—	7.0
Intercompany	(151.8)	151.3	0.5	—	—
Total current assets	(134.4)	343.0	10.1	(8.1)	210.6

Non-current restricted cash	—	—	—	—	—
Long-term receivables	—	238.0	—	—	238.0
Property and equipment, net	16.9	552.0	—	—	568.9
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	832.4	0.1	—	832.5
Other assets, net	26.3	90.7	0.2	1.4	118.6
Investment in subsidiaries	2,023.7	—	—	(2,023.7)	—
Total assets	$1,932.5	$2,753.6	$10.4	$(2,030.4)	$2,666.1

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$7.4	$—	$—	$—	$7.4
Accounts payable	1.7	34.2	—	—	35.9
Accrued employee compensation and benefits	3.9	16.6	0.1	—	20.6
Gift card liability	—	78.0	—	—	78.0
Other accrued expenses	11.0	76.4	1.3	(8.1)	80.6
Total current liabilities	24.0	205.2	1.4	(8.1)	222.5

Long-term debt	1,485.9	—	—	—	1,485.9
Financing obligations	—	204.5	0.1	—	204.6
Capital lease obligations	—	141.7	—	—	141.7
Deferred income taxes	0.9	372.5	(0.2)	1.4	374.6
Other liabilities	3.5	109.7	1.2	—	114.4
Total liabilities	1,514.3	1,033.6	2.5	(6.7)	2,543.7

Total stockholders’ equity	418.2	1,720.0	7.9	(2,023.7)	122.4
Total liabilities and stockholders’ equity	$1,932.5	$2,753.6	$10.4	$(2,030.4)	$2,666.1

16.  Consolidating Financial Information, continued

Supplemental Condensed Consolidating Balance Sheet

December 31, 2010

(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$23.4	$77.3	$1.6	$—	$102.3
Restricted cash	—	0.9	—	—	0.9
Receivables, net	—	98.7	—	—	98.7
Inventories	—	10.7	—	—	10.7
Prepaid expenses	2.7	73.8	—	(0.3)	76.2
Deferred income taxes	1.1	17.9	5.3	—	24.3
Assets held for sale	—	35.7	2.3	—	38.0
Intercompany	—	—	—	—	—
Total current assets	27.2	315.0	9.2	(0.3)	351.1

Non-current restricted cash	—	0.8	—	—	0.8
Long-term receivables	—	240.0	—	—	240.0
Property and equipment, net	16.5	595.7	—	—	612.2
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	835.8	0.1	—	835.9
Other assets, net	28.3	89.3	0.2	1.3	119.1
Investment in subsidiaries	2,023.7	—	—	(2,023.7)	—
Total assets	$2,095.7	$2,774.1	$9.5	$(2,022.7)	$2,856.6

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$9.0	$—	$—	$—	$9.0
Accounts payable	3.7	29.1	—	—	32.8
Accrued employee compensation and benefits	9.3	23.4	0.1	—	32.8
Gift card liability	—	125.0	—	—	125.0
Other accrued expenses	(26.0)	90.8	1.0	(0.3)	65.5
Total current liabilities	(4.0)	268.3	1.1	(0.3)	265.1

Long-term debt	1,631.5	—	—	—	1,631.5
Financing obligations	—	237.8	—	—	237.8
Capital lease obligations	—	144.0	—	—	144.0
Deferred income taxes	(5.6)	380.0	—	1.3	375.7
Other liabilities	3.5	114.4	1.0	—	118.9
Total liabilities	1,625.4	1,144.5	2.1	1.0	2,773.0

Total stockholders’ equity	470.3	1,629.6	7.4	(2,023.7)	83.6
Total liabilities and stockholders’ equity	$2,095.7	$2,774.1	$9.5	$(2,022.7)	$2,856.6

16.  Consolidating Financial Information, continued

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$0.7	$103.6	$0.3	$—	$104.6
Restaurant sales	—	154.3	0.4	—	154.7
Rental revenues	—	32.2	—	—	32.2
Financing revenues	—	8.7	—	—	8.7
Total revenue	0.7	298.8	0.7		300.2
Franchise expenses	0.5	27.0	—	—	27.5
Restaurant expenses	—	131.5	0.3	—	131.8
Rental expenses	—	24.6	—	—	24.6
Financing expenses	—	5.6	—	—	5.6
General and administrative	7.5	29.9	0.6		38.0
Interest expense	32.3	4.0	—	—	36.3
Impairment and closure	—	4.9	—	—	4.9
Amortization of intangible assets	—	3.1	—	—	3.1
Loss on extinguishment of debt	7.0	—	—	—	7.0
Loss (gain) on disposition of assets	—	(23.7)	(0.1)	—	(23.8)
Other	4.2	(23.4)	(0.4)	23.7	4.1
Intercompany dividend	(16.1)	—	—	16.1	—
Income (loss) before income taxes	(34.7)	115.3	0.3	(39.8)	41.1
Benefit (provision) for income taxes	19.7	(31.0)	(0.1)	—	(11.4)
Net (loss) income	$(15.0)	$84.3	$0.2	$(39.8)	$29.7

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$—	$95.3	$0.1	$—	$95.4
Restaurant sales	—	223.8	0.8	—	224.6
Rental revenues	—	33.9	—	—	33.9
Financing revenues	—	4.2	—	—	4.2
Total revenue	—	357.2	0.9		358.1
Franchise expenses	—	24.7	0.1	—	24.8
Restaurant expenses	—	191.7	0.9	—	192.6
Rental expenses	—	25.1	—	—	25.1
Financing expenses	—	0.5	—	—	0.5
General and administrative	8.2	31.4	0.7	—	40.3
Interest expense	—	45.1	—	—	45.1
Impairment and closure	—	0.2	0.5	—	0.7
Amortization of intangible assets	—	3.1	—	—	3.1
Gain on extinguishment of debt	—	(3.6)	—	—	(3.6)
Loss (gain) on disposition of assets	—	(0.3)		—	(0.3)
Other (income) expense	0.5	(19.5)	(0.7)	19.7	—
Intercompany dividend	(17.3)	—	—	17.3	—
Income (loss) before income taxes	8.6	58.8	(0.6)	(37.0)	29.8
Benefit (provision) for income taxes	2.7	(12.9)	0.1	—	(10.1)
Net (loss) income	$11.3	$45.9	$(0.5)	$(37.0)	$19.7

16.  Consolidating Financial Information, continued

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

 (In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated

Cash flows provided by (used in) operating activities	$(26.3)	$76.3	$0.5	—	$50.5

Investing cash flows
Additions to property and equipment	(1.3)	(2.5)	—	—	(3.8)
Principal receipts from long-term receivables	—	3.4	—	—	3.4
Proceeds from sale of assets	—	54.6	—	—	54.6
Other	—	(0.2)	—	—	(0.2)
Cash flows provided by (used in) investing activities	(1.3)	55.3	—	—	54.0

Financing cash flows
Issuance of debt	—	—	—	—	—
Payment of debt	(145.3)	(3.5)	—	—	(148.8)
Payment of debt issuance costs	(12.2)	—	—	—	(12.2)
Dividends	—	—	—	—	—
Restricted cash	—	(2.4)	—	—	(2.4)
Other	6.2	0.8	—	—	7.0
Intercompany transfers	169.6	(169.3)	(0.3)	—	—
Cash flows provided by (used in) financing activities	18.3	(174.4)	(0.3)	—	(156.4)
Net change	(9.3)	(42.8)	0.2	—	(51.9)
Beginning cash and equivalents	23.4	77.3	1.6	—	102.3
Ending cash and equivalents	$14.1	$34.5	$1.8	—	$50.4

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated

Cash flows provided by (used in) operating activities	$7.0	$23.5	$(0.2)	—	$30.3

Investing cash flows
Additions to property and equipment	(1.0)	(1.7)	—	—	(2.7)
Principal receipts from long-term receivables	3.0	3.7	—	—	6.7
Proceeds from sale of assets	—	0.6	2.2	—	2.8
Other	—	0.7	—	—	0.7
Cash flows provided by (used in) investing activities	2.0	3.3	2.2	—	7.5

Financing cash flows
Issuance of debt	—	—	—	—	—
Payment of debt	—	(53.9)	—	—	(53.9)
Payment of debt issuance costs	—	—	—	—	—
Dividends	(5.7)	—	—	—	(5.7)
Restricted cash	—	5.5	—	—	5.5
Other	2.1	0.4	—	—	2.5
Intercompany transfers	(5.4)	7.2	(1.8)	—	—
Cash flows provided by (used in) financing activities	(9.0)	(40.8)	(1.8)	—	(51.6)
Net change	—	(14.0)	0.2	—	(13.8)
Beginning cash and equivalents	—	80.9	1.4	—	82.3
Ending cash and equivalents	$—	$66.9	$1.6	—	$68.5

17. Subsequent Events

On April 4, 2011, the Company entered into an agreement to end its sublease of the commercial space currently occupied by Applebee’s headquarters in Lenexa, Kansas. As a result of this agreement, the Company recognized a $4.5 million non-cash impairment charge in the quarter ended March 31, 2011 related to furniture, fixtures and leasehold improvements at the facility. The Company estimates it will recognize a cash lease termination fee and other closing costs of approximately $21 million in the second quarter of 2011 related to the agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the United States Securities and Exchange Commission. The forward-looking statements contained in this report are made as of the date hereof and the Company assumes no obligation to update or supplement any forward-looking statements.

Overview

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Except where the context indicates otherwise, the words “we,” “us,” “our” and the “Company” refer to DineEquity, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The Company was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes® (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company or its predecessors have engaged in the development, operation and franchising of IHOP restaurants. In November 2007, we acquired Applebee’s International, Inc. (“Applebee’s”), which became a wholly-owned subsidiary of the Company. Through various IHOP and Applebee’s subsidiaries, we own, operate and franchise two restaurant concepts in the casual dining and family dining categories of the food service industry: Applebee’s Neighborhood Grill and Bar® and IHOP®. DineEquity, Inc. is the parent of the IHOP and Applebee’s subsidiaries. References herein to Applebee’s and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company. References herein to “system sales” include retail sales at restaurants that are owned by franchisees and area licensees and are not attributable to the Company, as well as retail sales at Company-owned restaurants. With nearly 3,500 franchised or owned-and-operated restaurants combined, we believe we are the largest full-service restaurant company in the world.

Transitioning Applebee’s

Since the completion of the Applebee’s acquisition, we have been pursuing a strategy which contemplates transitioning from an Applebee’s system that was 74% franchised at the time of the acquisition to an approximately 98% franchised Applebee’s system, similar to IHOP’s 99% franchised system. In the first quarter of 2011, we completed two previously-announced transactions for the sale of 65 company-operated Applebee’s restaurants located in St. Louis, Missouri and parts of Illinois and in Washington D.C.  Including this latest transaction, we have franchised 258 Applebee’s company-operated restaurants since the acquisition and as a result, the Applebee’s system was approximately 88% franchised as of March 31, 2011.  A more heavily franchised business model is expected to require less capital investment and reduce the volatility of cash flow performance over time.

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

Restaurant Development Activity

The following table summarizes Applebee’s restaurant development and franchising activity:

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Applebee’s Restaurant Development Activity
Beginning of period	2,010	2,008
New openings
Franchisee-developed	3	3
Total new openings	3	3
Closings
Company	—	(6)
Franchise	(2)	(6)
Total closings	(2)	(12)
End of period	2,011	1,999
Summary-end of period
Franchise	1,767	1,606
Company	244	393
Total	2,011	1,999
Restaurant Franchising Activity
Domestic franchisee-developed	3	—
International franchisee-developed	—	3
Refranchised	65	—
Total restaurants franchised	68	3
Closings
Domestic franchise	(1)	(6)
International franchise	(1)	—
Total franchise closings	(2)	(6)
Net franchise restaurant additions (reductions)	66	(3)

In 2011, we expect franchisees to open a total of between 24 to 28 new Applebee’s franchise restaurants. We currently do not plan to open any Applebee’s company-operated restaurants. The following table represents commitments for 2011-2012 by franchisees under development agreements to develop Applebee’s restaurants. We disclose development commitments for only a two-year period as the Applebee’s development agreements generally provide for a series of two-year development commitments after the initial development period.

	Contractual Opening of Restaurants by Year
	2011	2012
Domestic development agreements	13	20
International development agreements	8	12
Total	21	32

The actual number of openings may differ from both our expectations and development commitments due to various factors, including economic conditions, franchisee access to capital, and the impact of currency fluctuations on our international franchisees. The timing of new restaurant openings also may be affected by various factors, including weather-related and other construction delays and difficulties in obtaining regulatory approvals.

The following table summarizes IHOP restaurant development and franchising activity:

	Three Months Ended March 31,
	2011	2010
	(unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,504	1,456
New openings
Franchisee-developed	11	6
Area license	2	1
Total new openings	13	7
Closings
Franchise	(3)	(1)
Area license	(1)	(1)
Total closings	(4)	(2)
End of period	1,513	1,461
Summary-end of period
Franchise	1,338	1,285
Company	10	12
Area license	165	164
Total	1,513	1,461
Restaurant Franchising Activity
Domestic franchisee-developed	8	6
International franchisee-developed	3	—
Area license	2	1
Refranchised	1	1
Total restaurants franchised	14	8
Closings
Domestic franchise	(3)	(1)
Area license	(1)	—
Total franchise closings	(4)	(1)
Reacquired by the Company	—	—
Net franchise restaurant additions	10	7

The following table represents our IHOP restaurant development commitments, including options, as of March 31, 2011:

Contractual Openings of Restaurants by Year	Number of Signed Agreements at 3/31/11	Rest of 2011	2012	2013	2014	2015 and thereafter	Total
Single-store development agreements	9	9	—	—	—	—	9
Non-traditional development agreements	2	2	—	—	—	—	2
Multi-store development agreements	64	50	39	30	26	38	183
Multi-store development options	8	1	1	—	2	63	67
International territorial agreements	6	4	4	5	3	12	28
International territorial options	5	1	1	3	2	30	37
Total	94	67	45	38	33	143	326

In 2011, we expect franchisees to open a total of 55 to 65 new IHOP restaurants, including 50 to 55 restaurants under domestic franchise agreements and six to eight restaurants outside the United States. The actual number of openings in any period may differ from both our expectations and the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors, including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals and various economic factors.

Restaurant Data

The following table sets forth, for the three-month periods ended March 31, 2011 and 2010, the number of effective restaurants in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the IHOP and Applebee’s systems, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended March 31,
	2011	2010	2011	2010
	IHOP		Applebee’s
	(unaudited)
Restaurant Data
Effective restaurants(a)
Franchise	1,329	1,279	1,738	1,604
Company	10	12	271	397
Area license	165	164	—	—
Total	1,504	1,455	2,009	2,001
System-wide(b)
Sales percentage change(c)	1.3%	3.3%	4.4%	(3.2)%
Domestic same-restaurant sales percentage change(d)	(2.7)%	(0.4)%	3.9%	(2.7)%
Franchise(b)(e)(g)
Sales percentage change(c)	1.4%	3.0%	13.1%	(2.4)%
Same-restaurant sales percentage change(d)	(2.7)%	(0.4)%	4.3%	(2.6)%
Average weekly domestic unit sales (in thousands)	$35.2	$36.1	$50.1	$48.1
Company(f)(g)
Sales percentage change(c)	n.m.	n.m.	(31.6)%	(6.4)%
Same-restaurant sales percentage change(d)	n.m.	n.m.	0.7%	(3.4)%
Average weekly domestic unit sales (in thousands)	n.m.	n.m.	$42.5	$42.6
Area License(e)
Sales percentage change(c)	0.3%	6.3%	—	—

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

(e)

	Three Months Ended March 31,
	(In millions)
Reported sales (unaudited)	2011	2010
Applebee’s franchise restaurant sales	$1,036.8	$917.1
IHOP franchise restaurant sales	$608.0	$599.6
IHOP area license restaurant sales	$60.3	$60.1

(f)            Sales percentage change and same-restaurant sales percentage change for IHOP company-operated restaurants are not meaningful (“n.m.”) due to the relatively small number and test-market nature of the restaurants, along with the periodic inclusion of restaurants reacquired from franchisees that are temporarily operated by the Company.

(g)         The sales percentage change for the three months ended March 31, 2011 for Applebee’s franchise and company-operated restaurants was impacted by the franchising of 65 company-operated restaurants during the first quarter of 2011 and 83 company-operated restaurants in 2010.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Sales Trends

	Domestic Same-Restaurant Percentage Sales Change
	2009				2010				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Applebee’s
Quarter	(3.0)%	(4.3)%	(6.5)%	(4.5)%	(2.7)%	(1.6)%	3.3%	2.9%	3.9%
YTD	(3.0)%	(3.6)%	(4.5)%	(4.5)%	(2.7)%	(2.2)%	(0.5)%	0.3%	3.9%
IHOP
Quarter	2.0%	(0.6)%	(1.1)%	(3.1)%	(0.4)%	(1.0)%	0.1%	1.1%	(2.7)%
YTD	2.0%	0.7%	0.2%	(0.8)%	(0.4)%	(0.7)%	(0.4)%	0.0%	(2.7)%

Applebee’s domestic system-wide same-restaurant sales increased 3.9% for the first quarter ended March 31, 2011. This marked the third consecutive quarter of positive same-restaurant sales and the sixth consecutive quarter of either improvement over the previous quarter or an overall increase in same-restaurant sales. In light of the potential impact of economic uncertainties on discretionary consumer spending, there can be no assurance that the trend of improvement and overall positive performance will continue.

IHOP’s domestic system-wide same-restaurant sales decreased 2.7% for the first quarter ended March 31, 2011. This decrease followed two consecutive quarters of increasing same-restaurant sales. While January and February of 2011 reflected decreases, IHOP’s same-restaurant sales increased in March of 2011. Same-restaurant sales for the first quarter of 2011 are not necessarily indicative of results expected for the full year.

Debt Modification and Retirements

On February 25, 2011, we entered into Amendment No. 1 (the “Amendment”) to our existing Credit Agreement dated as of October 8, 2010 (the “Credit Agreement”). Pursuant to the Amendment, the interest rate margin applicable to LIBOR-based loans was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for loans were reduced from 1.50% to 1.25% for LIBOR-based loans and from 2.50% to 2.25% for Base Rate denominated loans. We recognized costs of $4.1 million in the first quarter of 2011 related to this debt modification.

During the quarter ended March 31, 2011, we repaid $110.0 million of outstanding borrowings under the Credit Agreement and we repurchased $32.5 million of our 9.5% Senior Notes. Including write-off of the discount and deferred financing costs related to the debt retired and a $3.0 million premium paid on the Senior Notes, we recognized a loss on the early retirement of debt of $6.9 million.

Additionally, as the result of franchising 65 Applebee’s company-operated restaurants we were released from financing obligations of $32.7 million related to 20 of the properties franchised.

Financial Statement Effect of Franchising Company-Operated Restaurants

During the quarter ended March 31, 2011, we franchised 65 Applebee’s company-operated restaurants in the eastern Missouri and Washington, D.C. markets. Since the acquisition of Applebee’s, we have franchised 258 company-operated restaurants and plan to franchise a substantial majority of the remaining 244 company-operated Applebee’s restaurants when such transactions make sense for the business. We may suspend or delay our plans to sell company-operated Applebee’s restaurants if we do not believe the sales proceeds would be satisfactory. We consider a range of factors that could impact the likelihood of future franchise sales and possible proceeds from such sales. When there is a decline in the number of company-operated restaurants in a given period, the amount reported in future periods for Company restaurant revenues and Company restaurant expenses will also decline, as compared to amounts reported in previous periods. Franchise royalty revenues and expenses will likely increase as company-operated restaurants are franchised, although not in the same magnitude as the Company restaurant revenues decline as franchise royalties are based on a percentage of the franchisee’s revenues. As a result, on a net basis, segment profit will likely decline. However, franchising of additional Applebee’s company-operated restaurants will result in the reduction of interest expense as proceeds from the sale of assets (subject to certain exclusions) must be used to retire debt. Franchising of additional Applebee’s company-operated restaurants also will result in a reduction of general and administrative expenses and reduced requirements for capital investment and working capital.

Segments

We identify our segments based on the organizational units used by management to monitor performance and make operating decisions. The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

The franchise operations segment consists of (i) restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 16 countries outside the United States; and (ii) restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories, and three countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

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

Comparison of the Three Months ended March 31, 2011 and 2010

Results of Operations

Key components of changes in our financial results for the three months ended March 31, 2011 compared to the same period of 2010 included:

•                  Our revenues decreased $57.9 million, primarily because of lower company-operated restaurant revenue due to the franchising of 148 company-operated Applebee’s restaurants during the fourth quarter of 2010 and first quarter of 2011 and a 2.7% decrease in IHOP same-restaurant sales, partially offset by higher franchise royalty revenues resulting from the increase in Applebee’s and IHOP effective franchise units and a 4.3% increase in Applebee’s franchise same-restaurant sales.

•                  Our segment profit decreased $4.4 million, comprised as follows:

	Three Months Ended March 31,		Favorable (Unfavorable)
	2011	2010	Variance
	(In millions)
Franchise operations	$77.1	$70.5	$6.6
Company restaurant operations	22.9	32.0	(9.1)
Rental operations	7.6	8.9	(1.3)
Financing operations	3.1	3.7	(0.6)
Total	$110.7	$115.1	$(4.4)

The decline was primarily due to the franchising of 148 Applebee’s company-operated restaurants and a decrease of a combined $1.4 million of franchise, rental and financing profit related to a former franchise operator of 40 IHOP franchise restaurants that defaulted on its obligations in the fourth quarter of 2010, partially offset by an increase in effective Applebee’s and IHOP franchise restaurants and the 4.3% increase in Applebee’s franchise same-restaurant sales. During the first quarter of 2011, the 40 restaurants were refranchised to an afffiliate of an existing IHOP franchisee.

•                  We recognized a gain on the disposition of assets of $23.8 million in the first quarter of 2011 as compared to a gain of $0.2 million in the first quarter of 2010. The gain in 2011 was primarily due to the franchising of 65 Applebee’s company-operated restaurants in the eastern Missouri and Washington, D.C. markets.

•                  We recognized a loss on the extinguishment of debt of $6.9 million and debt modification costs of $4.1 million in the first quarter of 2011 as compared to a gain on extinguishment of debt of $3.6 million in the first quarter of 2010. We are currently retiring debt issued in October 2010 at face value or at a premium, whereas in 2010 we were able to repurchase our then-outstanding debt at a discount to face value.

•                  Our interest expense decreased $8.7 million due to lower non-cash interest charges because of deferred financing costs and discounts associated with our debt instruments that were written off as part of the October 2010 refinancing of debt.

Franchise Operations

	Three Months Ended March 31,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
Franchise Revenues
Applebee’s	$45.3	$39.4	$5.9	14.9%
IHOP	40.1	37.8	2.3	6.2%
IHOP advertising	19.1	18.1	1.0	5.2%
Total franchise revenues	104.5	95.3	9.2	9.6%
Franchise Expenses
Applebee’s	0.6	0.7	0.1	8.0%
IHOP	7.7	6.0	(1.7)	(28.9)%
IHOP advertising	19.1	18.1	(1.0)	(5.2)%
Total franchise expenses	27.4	24.8	(2.6)	(10.5)%
Franchise Segment Profit
Applebee’s	44.7	38.7	6.0	15.4%
IHOP	32.4	31.8	0.6	2.0%
Total franchise segment profit	$77.1	$70.5	$6.6	9.3%
Segment profit as % of revenue	73.7%	74.0%

(1) Percentages calculated on actual, not rounded, amounts

The $5.9 million increase in Applebee’s franchise revenue was primarily attributable to increased royalty revenue resulting from the franchising of 65 Applebee’s company-operated restaurants in the first quarter of 2011 and 83 restaurants in the fourth quarter of 2010, a 4.3% increase in domestic same-restaurant sales and franchise fees from the franchising of 65 Applebee’s company-operated restaurants in the first quarter of 2011. The $2.3 million increase in IHOP franchise revenue (other than advertising) was primarily attributable to an increase in both volume and pricing of pancake and waffle dry mix. An increase of 3.4% in effective franchise restaurants was essentially offset by a decrease of 2.7% in IHOP domestic franchise same-restaurant sales.

The $1.7 million increase in IHOP franchise expenses (other than advertising) is primarily due to higher costs of sales associated with the increased revenues from pancake and waffle dry mix sales and expenses related to a former franchise operator that defaulted on its obligations under franchise agreements covering 40 IHOP restaurants in the fourth quarter of 2010. During the first quarter of 2011, these 40 restaurants were refranchised to an affiliate of an existing IHOP franchisee. However, lost revenues and the increased expenses related to the default of the former franchisee adversely impacted franchise segment profit by $0.3 million in the first quarter of 2011.

IHOP’s franchise expenses are substantially larger than Applebee’s due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operation; however, Applebee’s national advertising fund activity constitutes an agency transaction and therefore is not recognized as franchise revenue and expense. The increase in IHOP advertising revenue and expense is primarily due to an increase in the number of franchise restaurants.

The increase in franchise segment profit is primarily due to the franchising of 148 Applebee’s company-operated restaurants in the fourth quarter of 2010 and first quarter of 2011.

Company Restaurant Operations

	Three Months Ended March 31,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
Company restaurant sales	$154.7	$224.6	$(69.9)	(31.1)%
Company restaurant expenses	131.8	192.6	60.8	31.6%
Company restaurant segment profit	$22.9	$32.0	$(9.1)	(28.4)%
Segment profit as % of revenue	14.8%	14.3%

(1) Percentages calculated on actual, not rounded, amounts

As of March 31, 2011, company restaurant operations were comprised of 244 Applebee’s company-operated restaurants and ten IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of the three months ended March 31, 2011 with the same period of 2010 was negligible.

Company restaurant sales decreased $69.9 million. Applebee’s company restaurant sales declined $69.8 million, primarily due to the franchising of 83 restaurants in the fourth quarter of 2010 and 65 Applebee’s company-operated restaurants in the first quarter of 2011 and the closure of seven restaurants in 2010, partially offset by an increase in company same-restaurant sales of 0.7%. The change in same-restaurant sales was driven mainly by an increase in average guest check partially offset by a decline in guest traffic. The higher average guest check is the result of a 1.9% increase in menu pricing, slightly offset by promotional and product mix changes. We believe the decline in guest traffic is reflective of current economic uncertainty affecting customers and impacting the restaurant industry as a whole as well as differences in promotional activity year over year partially offset by the shift in Easter holiday from the first quarter of 2010 to the second quarter in 2011.

Company restaurant expenses decreased $60.8 million. Applebee’s company restaurant expenses declined $60.3 million, principally due to the franchising of 148 Applebee’s company-operated restaurants noted above and seven restaurant closures in 2010. The operating margin for Applebee’s company restaurant operations improved to 15.3% for 2011 compared to 14.8% for the same period of last year, as shown below:

	Three Months Ended March 31,		Favorable (Unfavorable)
Restaurant Expenses as Percentage of Restaurant Sales (Applebee’s)	2011	2010	Total Variance	Refranchising and Closures	Sales Impacts (b)	All other Impacts
Food and beverage	25.0%	25.8%	0.8%	(0.1)%	0.0%	0.9%
Labor	32.4%	32.8%	0.4%	0.7%	0.1%	(0.3)%
Direct and occupancy	27.3%	26.6%	(0.7)%	0.1%	0.1%	(1.0)%
Total Company Restaurant Expenses (a)	84.7%	85.2%	0.5%	0.7%	0.2%	(0.4)%

(a)          Percentages may not add due to rounding.

(b)         Changes in pricing, guest traffic and impact of promotions and product mix

The restaurant franchising and closures discussed above had a net favorable impact of 0.7% on margins. Additionally, changes in restaurant sales revenue had a net favorable impact on margins of 0.2%. Menu price increases favorably impacted margins by 1.5%, partially offset by an unfavorable impact of 0.4% from promotional and product mix changes, while labor and direct and occupancy margins were unfavorably affected approximately 0.9% by the impact of guest traffic declines on fixed cost components.  Other margin changes in specific cost categories were as follows:

•                  Food and beverage costs as a percentage of company restaurant sales decreased 0.9% primarily due to changes in distribution center alignment, improvement in waste variance and favorable campaign and bar usage.

•                  Labor costs as a percentage of restaurant sales increased 0.3% due to increased training expenses, key hourly expense as well as higher group insurance and payroll tax costs, partially offset by favorable kitchen labor.

•                  Direct and occupancy costs as a percentage of company restaurant sales increased 1.0% due to increased total maintenance expense, higher license payments, higher depreciation expense and increased kitchen and dining supplies.

Rental Operations

	Three Months Ended March 31,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
Rental revenues	$32.2	$33.9	$(1.7)	(5.1)%
Rental expenses	24.6	25.0	0.4	1.7%
Rental operations segment profit	$7.6	$8.9	$(1.3)	(14.6)%
Segment profit as % of revenue	23.5%	26.1%

(1) Percentages calculated on actual, not rounded, amounts

Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

Rental revenue decreased $1.7 million, of which $0.8 million was due to the default of a former franchisee as noted in the Franchise Operations discussion and $0.5 million resulted from the impact on sales-based rent of the 2.7% decline in franchise same-restaurant sales. Rental operations profit decreased by $1.3 million for the quarter ended March 31, 2011 compared to the same period of the prior year primarily because of the decrease in revenue.

Financing Operations

	Three Months Ended March 31,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
Financing revenues	$8.7	$4.2	$4.5	110.0%
Financing expenses	5.6	0.5	(5.1)	n.m.
Financing operations segment profit	$3.1	$3.7	$(0.6)	(14.7)%
Segment profit as % of revenue	36.1%	88.7%

(1) Percentages calculated on actual, not rounded, amounts

n.m. — percentage change not meaningful

All of our financing operations relate to IHOP restaurants. As noted in the Franchise Operations discussion, 40 restaurants that previously had been operated by a former franchisee that defaulted on its obligations under the franchise agreements were refranchised to an affiliate of an existing IHOP franchisee. The equipment related to those restaurants was sold to the new operator and as a result, financing revenues and financing expenses for the first quarter of 2011 increased $5.0 million and $5.2 million, respectively, compared to the first quarter of 2010. The increase in revenue was partially offset by a decline in interest revenue due to the decline in note balances.  The combined impact on interest revenue of the default by the former franchisee and the net loss on the equipment sale adversely impacted financing operations segment profit by $0.3 million in the first quarter of 2011.

Other Expense and Income Components

	Three Months Ended March 31,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
General and administrative expenses	$38.0	$40.4	$2.4	5.9%
Interest expense	36.3	45.0	8.7	19.5%
Impairment and closure costs	4.9	0.7	(4.2)	n.m
Debt modification costs	4.1	—	(4.1)	n.m.
Amortization of intangible assets	3.1	3.1	0.0	0.1%
Loss (gain) on extinguishment of debt	6.9	(3.6)	(10.5)	(293.7)%
Gain on disposition of assets	(23.8)	(0.3)	23.5	n.m.
Income tax provision	11.5	10.1	(1.4)	(13.6)%

(1) Percentages calculated on actual, not rounded, amounts

n.m. — percentage change not meaningful

General and Administrative Expenses

General and administrative expenses decreased $2.4 million primarily due to an incremental stock-based compensation expense of $1.8 million in the first quarter of 2010 related to acceleration of vesting of certain equity grants that did not recur in 2011.

Interest Expense

Interest expense decreased by $8.7 million primarily due to lower non-cash interest charges in the first quarter of 2011 compared to the same period of 2010. Non-cash interest charges declined to $1.4 million from $10.4 million because deferred financing costs and discounts associated with our debt instruments that were refinanced in October 2010 were written off at that time.

Impairment and Closure Costs

Impairment and closure costs were $4.9 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively. The costs for the first quarter 2011 were comprised of a $4.5 million impairment charge related to furniture, fixtures and leasehold improvements at the Applebee’s Restaurant Support Center in Lenexa, Kansas, whose book value is not realizable as the result of the termination of the Company’s sublease of the premises, in addition to $0.4 million in closure costs primarily related to individually insignificant leases.

Impairment and closure charges for the three months ended March 31, 2010 primarily related to closure of the Applebee’s company-operated restaurant in China and the write-off of costs related to a prior remodeling program partially offset by the downward revision of estimates of closure costs previously recorded.

During the quarter ended March 31, 2011, the Company performed its quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment other than the impairment discussed above. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets (primarily our tradename). No such indicators were noted.

Debt Modification Costs

Pursuant to the Amendment that we entered into on February 25, 2011, we incurred costs paid to third parties of $4.1 million in connection with this transaction that were expensed in accordance with U.S. GAAP guidance for debt modifications.

Loss (Gain) on Extinguishment of Debt

During the quarter ended March 31, 2011, we retired $32.3 million of our 9.5% Senior Notes for a cash payment of $35.3 million, inclusive of a premium of $3.0 million. We also repaid $110.0 million of Term Loans at face value. Including write-off of the discount and deferred financing costs related to the debt retired, we recognized a loss on the early retirement of debt of $6.9 million.

During the quarter ended March 31, 2010, we retired $48.7 million of our Class A-2-II-X Fixed Rate Senior Term Notes then outstanding for a cash payment of $43.8 million. We recognized a gain on the early retirement of debt of $3.6 million, after write-off of the discount and deferred financing costs related to the debt retired.

Quarter Ended	Instrument	Face Amount Retired/Repaid	Cash Paid	Loss (Gain)(1)
		(In millions)
March 2011	Term Loans	$110.0	$110.0	$2.7
March 2011	Senior Notes	32.3	35.3	4.2
Total		$142.3	$145.3	$6.9

March 2010	Class A-2-II-X Notes	$48.7	$43.8	$(3.6)

(1) Including write-off of the discount and deferred financing costs related to the debt retired.

We may continue to dedicate a portion of excess cash flow towards opportunistic debt retirement. Any retirement of debt results in a non-cash write-off of a pro rata portion of the discount and deferred financing costs related to the debt retired. Additionally, our Senior Notes are currently priced at a premium to their face value. Accordingly, future retirement of debt will likely result in losses associated with the retirement of either Term Loans or Senior Notes.

Gain on Disposition of Assets

We recognized a gain on disposition of assets of $23.8 million for the quarter ended March 31, 2011 compared to $0.3 million in the same period of 2010. The gain in 2011 was primarily due to the franchising of 36 Applebee’s company-operated restaurants in the St. Louis area market and 29 of 30 Applebee’s company-operated restaurants in the Washington, D.C. market. We anticipate the sale of the one remaining restaurant in the Washington, D.C. market will close in the second fiscal quarter and we do not expect any resulting gain or loss will be material.

Provision for Income Taxes

The effective tax rate was 27.9% for the three-month period ended March 31, 2011. The effective tax rate is lower than the federal statutory rate of 35% due to tax credits and the release of liabilities for unrecognized tax benefits related to gift card income deferral as a result of the issuance of new guidance by the U.S. Internal Revenue Service,  partially offset by state income taxes. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

Liquidity and Capital Resources

Credit Facilities

Pursuant to the Amendment that was entered into on February 25, 2011, the interest rate margin applicable to LIBOR-based loans under the Term Facility was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for loans under the Term Facility were reduced from 1.50% to 1.25% for LIBOR-based loans and from 2.50% to 2.25% for Base Rate denominated loans.

In addition, the Amendment increased the available lender commitments under the Revolving Credit Facility from $50 million to $75 million.  No amounts under the Revolving Credit Facility were drawn as of March 31, 2011.  The Amendment also modified certain restrictive covenants of the Credit Agreement, including those relating to repurchases of other debt securities, permitted acquisitions and payments on equity.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our Revolving Credit Facility will be adequate to meet our liquidity needs during 2011.

Debt Covenants

Pursuant to our Credit Agreement, we are required to comply with a maximum consolidated leverage ratio and a minimum consolidated cash interest coverage ratio beginning with the first quarter of 2011.  Our required maximum consolidated leverage ratio of total net debt (net of unrestricted cash not to exceed $75 million) to adjusted EBITDA, on a trailing four-quarter basis, is 7.5x. Our required minimum ratio of adjusted EBITDA to consolidated cash interest, on a trailing four-quarter basis, is 1.5x.  These thresholds are subject to step-downs or step-ups, as applicable, over time. There are no financial maintenance covenants associated with our Senior Notes.

For the quarter ended March 31, 2011, our consolidated leverage ratio was 5.4x and our consolidated cash interest coverage ratio was 2.4x (see Exhibit 12.1).

The Senior Notes, the Term Facility and the Revolving Facility are also subject to affirmative and negative covenants considered customary for similar types of facilities, including, but not limited to, covenants with respect to incremental indebtedness, liens, restricted payments (including dividends), investments, affiliate transactions, and capital expenditures. These covenants are subject to a number of important limitations, qualifications and exceptions. Importantly, certain of these covenants will not be applicable to the Notes during any time that the Notes maintain investment grade ratings.

The EBITDA used in calculating these ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our loss before income taxes, as determined in accordance with U.S. GAAP, and EBITDA used for covenant compliance purposes is as follows:

Trailing Twelve Months Ended March 31, 2011

U.S. GAAP loss before income taxes	$(677)
Interest charges	182,113
Loss on retirement of debt and Series A Preferred Stock	117,535
Depreciation and amortization	58,558
Non-cash stock-based compensation	10,993
Impairment and closure charges	7,690
Other	6,121
Gain on sale of assets	(37,074)
EBITDA	$345,259

We believe this non-U.S. GAAP measure is useful in evaluating our results of operations in reference to compliance with the debt covenants discussed above. This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Further, this non-U.S. GAAP measure is not the same measure that was used in covenant tests related to our securitized debt instruments that were retired in October 2010. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the GAAP information contained within our financial statements.

Franchising of Applebee’s Company-Operated Restaurants

During the quarter ended March 31, 2011, we completed the franchising of 36 company-operated Applebee’s restaurants in the St. Louis area market and 29 of 30 company-operated Applebee’s restaurants in the Washington, D.C. market. The sale of the one remaining restaurant in the Washington, D.C. market is expected to close in our second fiscal quarter of 2011. Proceeds from asset dispositions, primarily the 65 restaurants, totaled $54.6 million for the three months ended March 31, 2011, and were used to retire debt.

Since the Applebee’s acquisition, we have pursued a strategy of transitioning from the 74% franchised Applebee’s system at the time of the acquisition to an approximately 98% franchised Applebee’s system, similar to IHOP’s 99% franchised system. As of March 31, 2011, we have franchised 258 company-operated restaurants and, as a result, the Applebee’s system is approximately 88% franchised. We plan to franchise a substantial majority of the remaining 244 company-operated Applebee’s restaurants when such transactions make sense for the business. We may suspend or delay our plans to sell company-operated Applebee’s restaurants if we do not believe the sales proceeds would be satisfactory. We consider a range of factors that could impact the likelihood of future franchise sales and possible proceeds from such sales.

This heavily franchised business model is expected to require less capital investment, improve margins and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the franchising of the restaurants for the retirement of debt. However, as the number of company-operated restaurants declines, the amount of Company restaurant revenues and Company restaurant expenses will decline as well. Franchise royalty revenues and expenses will likely increase as company-operated restaurants are franchised, although not in the same magnitude as the Company restaurant revenues decline as franchise royalties are based on a percentage of the franchisee’s revenues. As a result, on a net basis, segment profit will likely decline.

Under the terms of the Credit Agreement, all of the proceeds of future asset dispositions must be used to repay Term Loans and under certain conditions, we may be required to repurchase Senior Notes with excess proceeds of assets sales, as defined in the Indenture under which the Senior Notes were issued. Assuming interest rates remain at current levels, retirement of debt will result in the reduction of interest expense. Franchising of additional Applebee’s company-operated restaurants also will result in a reduction of general and administrative expenses and reduced requirements for capital investment and working capital.

Cash Flows

In summary, our cash flows were as follows:

	Three Months Ended March 31,		Favorable (Unfavorable)
	2011	2010	Variance
	(In millions)
Net cash provided by operating activities	$50.5	$30.3	$20.2
Net cash provided by investing activities	54.0	7.5	46.5
Net cash used in financing activities	(156.4)	(51.7)	(104.7)
Net decrease in cash and cash equivalents	$(51.9)	$(13.9)	$(38.0)

Operating Activities

Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, operating earnings from our company-operated restaurants and profit from our rental operations and financing operations. Franchise revenues consist of royalties, IHOP advertising fees and sales of proprietary products to IHOP restaurants, each of which fluctuates with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee’s restaurants by our franchisees and by fluctuations in same-restaurant sales. Operating earnings from company-operated restaurants are impacted by many factors which include but are not limited to changes in traffic patterns, pricing activities and changes in operating expenses. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

Cash provided by operating activities increased $20.2 million to $50.5 million in the three months ended March 31, 2011 from $30.3 million during the three months ended March 31, 2010. The primary reason for the increase is net changes in working capital provided cash of $19.6 million in 2011 while net changes in working capital used cash of $8.5 million in 2010, a favorable change of $28.1 million. This was partially offset by a decline in cash income as the result of the franchising of 148 company-operated Applebee’s restaurants during the fourth quarter of 2010 and first quarter of 2011.

The primary reasons for the favorable change in working capital were a $20.0 million tax refund received in January 2011 and the deferral of interest payments on our Senior Notes until April 2011, partially offset by higher redemptions of gift cards. Cash paid for interest during the three months ended March 31, 2011 was $22.3 million compared to $38.9 million paid in the same quarter of the previous year.

Investing Activities

Net cash provided by investing activities of $54.0 million during the three months ended March 31, 2011 was primarily attributable to $54.6 million in proceeds from sales of property and equipment and $3.4 million in principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $3.8 million in capital expenditures. Capital expenditures are expected to be approximately $26 million in fiscal 2011.

Financing Activities

Financing activities used net cash of $156.4 million during the three months ended March 31, 2011. Cash used in financing activities primarily consisted of $145.3 million in repayments of long-term debt, $12.2 million of costs related to the February 2011 debt modification  and capital lease obligation and financing obligation repayments of $3.6 million. Of the long-term debt repayments, $110.0 million related to the repayment of Term Loans and $35.3 million related to the repurchase of $32.3 million face amount of Senior Notes at a $3.0 million premium to face value. Cash provided by financing activities primarily consisted of $5.4 million in proceeds from the exercise of stock options. We may continue to dedicate a portion of cash flow to opportunistic debt retirement.

With the redemption of our Series A Perpetual Preferred Stock in the fourth quarter of 2010, we no longer have a requirement to pay any dividends in cash. In 2010, we paid a total of $26.1 million in dividends, including $7.6 million of redemption premiums, on the Series A Perpetual Preferred Stock.

Dividends

Dividends representing the change in accreted value of the Series B Convertible Preferred Stock were $0.6 million for the three months ended March 31, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations and Commitments

There were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. During the first three months of 2011, there were no significant changes in our estimates and critical accounting policies.

See Note 3, “Accounting Policies,” in the Notes to Consolidated Condensed Financial Statements for a discussion of recently adopted accounting standards and newly issued accounting standards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2010.

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

Gerald Fast v. Applebee’s

We are currently defending a collective action in United States District Court for the Western District of Missouri, Central Division filed on July 14, 2006 under the Fair Labor Standards Act styled Gerald Fast v. Applebee’s International, Inc., in which named plaintiffs claim that tipped workers in company restaurants perform excessive amounts of non-tipped work for which they should be compensated at the minimum wage. The court has conditionally certified a nationwide class of servers and bartenders who have worked in company-operated Applebee’s restaurants since June 19, 2004. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out.” On February 12, 2008, 5,540 opt-in forms were filed with the court.

In cases of this type, conditional certification of the plaintiff class is granted under a lenient standard. On January 15, 2009, we filed a motion seeking to have the class de-certified and the plaintiffs filed a motion for summary judgment, both of which were denied by the court.

The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri. Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal. On April 21, 2011, the Eighth Circuit Court of Appeals issued its decision on the interlocutory appeal, affirming the trial court’s ruling that the tip credit is subject to a 20% limit on “related duties in a tipped occupation that are not themselves tip producing” based on guidance in the Department of Labor’s Field Operations Handbook.

We believe we have meritorious defenses and intend to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, we have not accrued a loss contingency related to this matter.

Item 1A.  Risk Factors.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 3 — January 30, 2011	526	$52.46	—	—
January 31 — February 27, 2011	43,417	$57.85	—	—
February 28 — April 3, 2011	13,145	$55.83	—	—
Total	57,088	$57.34	—	—

(a)                      These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards.

(b)                     The Company has no publically announced program to repurchase shares of its common stock.

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

10.2	DineEquity, Inc. Officer Incentive Plan (Exhibit 10.2 to DineEquity, Inc.’s Report on Form 8-K filed March 5, 2010 is incorporated herein by reference).
12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the trailing twelve months ended March 31, 2011.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DineEquity, Inc. (Registrant)

May 3, 2011	BY:	/s/ JULIA A. STEWART
(Date)		Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

May 3, 2011		/s/ JOHN F. TIERNEY
(Date)		John F. Tierney Chief Financial Officer (Principal Financial Officer)

May 3, 2011		/s/ GREGGORY KALVIN
(Date)		Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)