Form 10-Q
period 2011-06-30
DineEquity, Inc
filed 2011-08-03
CIK 49754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2011
Common Stock, $.01 par value	18,553,779

DINEEQUITY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,522	$102,309
Restricted cash	91	854
Receivables, net	71,866	98,776
Inventories	10,570	10,757
Prepaid income taxes	13,118	34,094
Prepaid gift cards	24,094	27,465
Prepaid expenses	13,776	14,602
Deferred income taxes	39,255	24,301
Assets held for sale	42,678	37,944
Total current assets	249,970	351,102
Non-current restricted cash	49	778
Restricted assets related to captive insurance subsidiary	3,839	3,562
Long-term receivables	234,323	239,945
Property and equipment, net	531,805	612,175
Goodwill	697,470	697,470
Other intangible assets, net	828,167	835,879
Other assets, net	114,773	115,730
Total assets	$2,660,396	$2,856,641
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$7,420	$9,000
Accounts payable	26,668	32,724
Accrued employee compensation and benefits	21,892	32,846
Gift card liability	75,789	124,972
Accrued interest payable	13,455	17,482
Current maturities of capital lease and financing obligations	15,017	16,556
Facility closure liability	20,560	—
Other accrued expenses	27,411	31,502
Total current liabilities	208,212	265,082
Long-term debt, less current maturities	1,479,489	1,631,469
Financing obligations, less current maturities	204,327	237,826
Capital lease obligations, less current maturities	139,363	144,016
Deferred income taxes	388,058	375,697
Other liabilities	114,719	118,972
Total liabilities	2,534,168	2,773,062
Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, Series B, at accreted value, 10,000,000 shares authorized; 35,000 shares issued; June 30, 2011: 34,900 shares outstanding; December 31, 2010: 35,000 shares outstanding	43,203	42,055
Common stock, $.01 par value, 40,000,000 shares authorized; June 30, 2011: 24,691,051 shares issued and 18,556,873 shares outstanding; December 31, 2010: 24,382,991 shares issued and 18,183,083 shares outstanding	247	243
Additional paid-in-capital	203,495	192,214
Retained earnings	153,029	124,250
Accumulated other comprehensive loss	(262)	(282)
Treasury stock, at cost (June 30, 2011: 6,134,178 shares; December 31, 2010: 6,199,908 shares)	(273,484)	(274,901)
Total stockholders’ equity	126,228	83,579
Total liabilities and stockholders’ equity	$2,660,396	$2,856,641

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment Revenues:
Franchise revenues	$98,551	$93,327	$203,103	$188,694
Company restaurant sales	134,634	210,694	289,337	435,309
Rental revenues	31,624	32,187	63,840	66,119
Financing revenues	3,529	3,928	12,258	8,078
Total segment revenues	268,338	340,136	568,538	698,200
Segment Expenses:
Franchise expenses	26,207	26,027	53,650	50,865
Company restaurant expenses	117,279	182,064	249,045	374,621
Rental expenses	24,566	24,645	49,213	49,709
Financing expenses	1	2	5,576	471
Total segment expenses	168,053	232,738	357,484	475,666
Gross segment profit	100,285	107,398	211,054	222,534
General and administrative expenses	38,450	37,034	76,419	77,400
Interest expense	32,867	43,668	69,173	88,716
Impairment and closure charges	21,816	1,871	26,754	2,582
Debt modification costs	10	—	4,124	—
Amortization of intangible assets	3,075	3,076	6,150	6,153
Loss (gain) on extinguishment of debt	939	(1,055)	7,885	(4,640)
Loss (gain) on disposition of assets	1,291	431	(22,463)	178
Income before income taxes	1,837	22,373	43,012	52,145
Provision for income taxes	(1,489)	(8,332)	(12,965)	(18,433)
Net income	$348	$14,041	$30,047	$33,712

Net (loss) income available to common stockholders
Net income	$348	$14,041	$30,047	$33,712
Less: Series A preferred stock dividends	—	(5,700)	—	(11,460)
Less: Accretion of Series B preferred stock	(639)	(603)	(1,268)	(1,198)
Less: Net loss (income) allocated to unvested participating restricted stock	7	(296)	(846)	(801)
Net (loss) income available to common stockholders	$(284)	$7,442	$27,933	$20,253
Net (loss) income available to common stockholders per share
Basic	$(0.02)	$0.43	$1.56	$1.18
Diluted	$(0.02)	$0.42	$1.53	$1.16
Weighted average shares outstanding
Basic	18,072	17,226	17,884	17,119
Diluted	18,072	17,560	18,280	17,476

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$30,047	$33,712
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	26,339	32,164
Non-cash interest expense	2,988	20,621
Loss (gain) on extinguishment of debt	7,885	(4,640)
Impairment and closure charges	26,540	2,196
Debt modification costs	4,124	—
Deferred income taxes	(2,592)	(13,299)
Non-cash stock-based compensation expense	5,063	7,300
Tax benefit from stock-based compensation	6,021	1,249
Excess tax benefit from stock options exercised	(5,687)	(1,968)
(Gain) loss on disposition of assets	(22,463)	178
Other	(4,008)	(276)
Changes in operating assets and liabilities
Receivables	26,337	27,693
Inventories	(1,053)	246
Prepaid expenses	4,067	1,649
Current income tax receivables and payables	22,052	10,310
Accounts payable	(8,042)	(7,196)
Accrued employee compensation and benefits	(10,955)	(7,073)
Gift card liability	(49,183)	(44,523)
Other accrued expenses	(9,292)	(8,068)
Cash flows provided by operating activities	48,188	50,275
Cash flows from investing activities
Additions to property and equipment	(13,510)	(6,859)
Proceeds from sale of property and equipment and assets held for sale	55,494	2,583
Principal receipts from notes, equipment contracts and other long-term receivables	7,055	10,818
Other	(574)	1,121
Cash flows provided by investing activities	48,465	7,663
Cash flows from financing activities
Proceeds from issuance of long-term debt	25,000	—
Repayment of long-term debt	(178,437)	(74,359)
Principal payments on capital lease and financing obligations	(6,764)	(7,946)
Dividends paid	—	(11,400)
Payment of debt modification and issuance costs	(12,316)	—
Repurchase of restricted stock	(4,742)	(832)
Proceeds from stock options exercised	6,240	1,953
Excess tax benefit from stock options exercised	5,687	1,968
Change in restricted cash	1,492	14,778
Other	(600)	(294)
Cash flows used in financing activities	(164,440)	(76,132)
Net change in cash and cash equivalents	(67,787)	(18,194)
Cash and cash equivalents at beginning of period	102,309	82,314
Cash and cash equivalents at end of period	$34,522	$64,120
Supplemental disclosures
Interest paid	$79,482	$76,503
Income taxes paid	$11,071	$21,097

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters are reported as ending on March 31, June 30, September 30 and December 31. The first and second fiscal quarters of 2011 ended April 3, 2011 and July 3, 2011, respectively; the first and second fiscal quarters of 2010 ended April 4, 2010 and July 4, 2010, respectively.

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

Reclassifications

Certain reclassifications have been made to prior year information to conform to the current year presentation. These reclassifications had no effect on the net income or financial position previously reported. The following items previously reported as “other expense (income), net” for the three months and six months ended June 30, 2010 have been reclassified as follows:

	Three Months Ended	Six Months Ended
	June 30, 2010
	(In thousands)
Total other expense, as reported	$956	$1,945
Reclassified to:
Rental expenses	$762	$1,460
Impairment and closure charges	191	386
General and administrative expenses	98	234
Interest expense	47	146
Franchise revenues	(121)	(215)
Other line items	(21)	(66)
Total reclassified	$956	$1,945

3. Accounting Policies

Newly Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. ASU 2011-04 also provides for certain changes in current GAAP disclosure requirements. The amendments in ASU 2011-04 are to be applied prospectively, and will be effective for the Company’s fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-04 is not anticipated to have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the presentation format the Company currently uses. This update eliminates that option. ASU 2011-05 is required to be applied retrospectively, and will be effective for the Company’s fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 is not anticipated to have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the financial statements as a result of future adoption.

4. Assets Held for Sale

The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria, as defined in applicable U.S. GAAP. The balance of assets held for sale at December 31, 2010 of $37.9 million was comprised of assets of 36 Applebee’s company-operated restaurants in the St. Louis market area, 30 Applebee’s company-operated restaurants in the Washington, D.C. market, three parcels of land on which Applebee’s franchised restaurants are situated, three parcels of land previously intended for future restaurant development and one IHOP restaurant held for refranchising.

During the six months ended June 30, 2011, 36 Applebee’s company-operated restaurants in the St. Louis market area, 29 Applebee’s company-operated restaurants in the Washington, D.C. market and one parcel of land on which an Applebee’s franchised restaurant is situated were sold and the IHOP restaurant held for sale as of December 31, 2010 was refranchised. In May 2011, the Company entered into an agreement for the refranchising and sale of related restaurant assets of 66 Applebee’s company-operated restaurants located in Massachusetts, New Hampshire, Maine, Rhode Island, Vermont and parts of New York. Accordingly, $35.4 million, representing the net book value of the assets related to these restaurants, was transferred to assets held for sale. During the six months ended June 30, 2011, assets related to an additional IHOP franchise restaurant held for refranchising were also transferred to assets held for sale. The balance of assets held for sale at June 30, 2011 of $42.7 million was comprised of 66 Applebee’s company-operated restaurants located in Massachusetts, New Hampshire, Maine, Rhode Island, Vermont and parts of New York, two parcels of land on which Applebee’s franchised restaurants are situated, three parcels of land previously acquired and held for future development, assets of one Applebee’s company-operated restaurant in the Washington, D.C. area and one IHOP restaurant held for refranchising.

The following table summarizes the changes in the balance of assets held for sale during 2011:

(In millions)
Balance December 31, 2010	$37.9
Assets transferred to held for sale	36.3
Assets sold	(31.0)
Other	(0.5)
Balance June 30, 2011	$42.7

5. Long-Term Debt

Long-term debt consists of the following components:

	June 30, 2011	December 31, 2010
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 4.25% and 6.0% as of June 30, 2011 and December 31, 2010, respectively	$734.0	$844.0
Senior Notes due October 2018, at a fixed rate of 9.5%	785.3	825.0
Discount	(32.4)	(28.5)
Total debt	1,486.9	1,640.5
Less current maturities	(7.4)	(9.0)
Long-term debt	$1,479.5	$1,631.5

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

The Company paid $12.3 million in fees and costs related to the Amendment, of which $7.4 million in fees paid to lenders was recorded as additional discount on debt and $0.8 million of costs related to the increase in the Revolving Credit Facility was recorded as deferred financing costs. Fees paid to third parties of $4.1 million were recorded as “Debt modification costs” in the Consolidated Statements of Income for the six months ended June 30, 2011.

Loss (Gain) on Extinguishment of Debt

During the six months ended June 30, 2011, the Company repurchased $39.8 million of its 9.5% Senior Notes due October 2018 (the “Senior Notes”) for a cash payment of $43.5 million, inclusive of a premium of $3.7 million. The Company also repaid $110.0 million of Term Loans at face value. Including write-off of the discount and deferred financing costs related to the debt extinguished, the Company recognized a loss on the extinguishment of debt of $7.9 million.

During the six months ended June 30, 2010, the Company retired $68.2 million of its Class A-2-II-X Fixed Rate Senior Term Notes then outstanding for a cash payment of $61.8 million. The Company recognized a gain on the early retirement of debt of $4.6 million, including write-off of the discount and deferred financing costs related to the retired debt.

Quarter Ended	Instrument	Face Amount Retired/Repaid	Cash Paid	Loss (Gain)(1)
		(In millions)
March 2011	Term Loans	$110.0	$110.0	$2.7
March 2011	Senior Notes	32.3	35.3	4.2
June 2011	Senior Notes	7.5	8.2	1.0
	Total 2011	$149.8	$153.5	$7.9

March 2010	Class A-2-II-X Notes	$48.7	$43.8	$(3.5)
June 2010	Class A-2-II-X Notes	19.5	18.0	(1.1)
	Total 2010	$68.2	$61.8	$(4.6)

(1) Including write-off of the discount and deferred financing costs related to the debt retired.

Compliance with Covenants and Restrictions

The Company was in compliance with all the covenants and restrictions related to its Credit Facility and Senior Notes as of June 30, 2011.

6. Financing Obligations

As of June 30, 2011, future minimum lease payments under financing obligations during the initial terms of the leases related to sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
Remainder of 2011	$11.2
2012(1)	20.7
2013	23.0
2014	23.2
2015	23.3
Thereafter	278.9
Total minimum lease payments	380.3
Less interest	(170.1)
Total financing obligations	210.2
Less current portion(2)	(5.9)
Long-term financing obligations	$204.3

(1)               Due to the varying closing dates of the Company’s fiscal years, 11 monthly payments will be made in fiscal 2012.

(2)               Included in “current maturities of capital lease and financing obligations” on the consolidated balance sheet.

During the six months ended June 30, 2011, the Company’s continuing involvement with 17 properties subject to financing obligations was ended by assignment of the lease obligations to a qualified franchisee. As a result, the Company’s financing obligations were reduced by $32.7 million.

7. Impairment and Closure Charges

The Company assesses tangible long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The following table summarizes the components of impairment and closure charges for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Impairment and closure charges:
Impairment	$0.3	$0.0	$4.8	$0.3
Lenexa lease termination	21.2	—	21.2	—
Other closure charges	0.3	1.9	0.8	2.3
Total impairment and closure charges	$21.8	$1.9	$26.8	$2.6

Impairment and closure charges for the six months ended June 30, 2011 totaled $26.8 million and primarily related to termination of the Company’s sublease of the commercial space currently occupied by Applebee’s Restaurant Support Center in Lenexa, Kansas. The Company recognized approximately $21.2 million for the termination fee and other closing costs in the second quarter of 2011. The Company recognized a $4.5 million impairment charge in the quarter ended March 31, 2011 related to furniture, fixtures and leasehold improvements at the facility whose book value was not realizable as the result of the termination of the sublease.

Impairment and closure charges for the six months ended June 30, 2010 totaled $2.6 million and related to closure charges of $1.7 million recognized in the second quarter of 2010 that related primarily to two company-operated IHOP Cafe restaurants, a non-traditional restaurant format, development of which was ended after initial evaluation, and the closure of a company-operated Applebee’s restaurant in China recognized in the first quarter of 2010.

7. Impairment and Closure Charges, continued

The following table summarizes changes in the closure liability for the Applebee’s Restaurant Support Center in Lenexa, Kansas:

(In millions)
Balance December 31, 2010	$—
Closure cost accrual	21.2
Payments	(0.6)
Balance June 30, 2011	$20.6

8. Income Taxes

The effective tax rate was 81.1% and 30.1% for the three-month and six-month periods ended June 30, 2011, respectively. The effective tax rate of 81.1% is higher than the federal statutory rate of 35% for the three-month period ended June 30, 2011 primarily due to an increase in unrecognized tax benefits and certain adjustments related to state deferred taxes.  For the six-month period, the effective tax rate is lower than the federal statutory rate of 35% due to tax credits and the release of liabilities for unrecognized tax benefits. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

At June 30, 2011, the Company had a liability for unrecognized tax benefits, including potential interest and penalties net of related tax benefit, totaling $11.7 million, of which approximately $2.7 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlements with taxing authorities will occur.

As of June 30, 2011, accrued interest and penalties were $4.5 million and $0.7 million, respectively, excluding any related income tax benefits. As of December 31, 2010, accrued interest and penalties were $8.9 million and $0.5 million, respectively, excluding any related income tax benefits. The decrease of $4.4 million of accrued interest is primarily related to the release of liabilities for unrecognized tax benefits surrounding gift card income deferral as a result of the issuance of new guidance by the U.S. Internal Revenue Service, partially offset by the accrual of interest on the remaining liability for unrecognized tax benefits during the six months ended June 30, 2011. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Income.

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

9. Stock-Based Compensation

From time to time, the Company has granted nonqualified stock options, restricted stock awards, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and  non-employee directors of the Company. Currently, the Company is authorized to grant nonqualified stock options, stock appreciation rights, restricted stock awards, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and nonemployee directors under the DineEquity, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan was approved by stockholders on May 17, 2011 and permits the issuance of up to 1,500,000 shares of the Company’s common stock for incentive stock awards.

The nonqualified stock options generally vest over a three-year period and have a term of ten years from the effective issuance date. Option exercise prices equal the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant. Restricted stock awards and restricted stock units are issued at no cost to the holder and vest over terms determined by the Compensation Committee of the Company’s Board of Directors, generally three years.

9. Stock-Based Compensation, continued

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Pre-tax compensation expense	$3.3	$3.3	$6.4	$8.2
Tax provision	(1.3)	(1.3)	(2.5)	(3.3)
Total stock-based compensation expense, net of tax	$2.0	$2.0	$3.9	$4.9

As of June 30, 2011, $7.9 million and $9.0 million (including estimated forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of 1.66 years for restricted stock and 1.57 years for stock options.

The estimated fair values of the options granted during 2011 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	2.11%
Weighted average historical volatility	82.5%
Dividend yield	—
Expected years until exercise	4.85
Forfeitures	11.0%
Weighted average fair value of options granted	$37.03

Option balances as of June 30, 2011 and activity related to the Company’s stock options during the six-month period then ended were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,523,710	$24.90
Granted	170,949	$56.58
Exercised	(376,083)	$16.59
Forfeited	(10,355)	$16.85
Outstanding at June 30, 2011	1,308,221	$31.49	7.28	$29,553,000
Vested at June 30, 2011 and Expected to Vest	1,121,962	$32.44	7.09	$24,252,000
Exercisable at June 30, 2011	565,602	$35.36	5.59	$10,374,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the second quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

A summary of restricted stock activity for the six months ended June 30, 2011 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	666,244	$28.62	18,000	$29.32
Granted	112,124	$56.45	—	—
Released	(244,465)	$42.77	—	—
Forfeited	(32,019)	$25.98	—	—
Outstanding at June 30, 2011	501,884	$28.12	18,000	$29.32

9. Stock-Based Compensation, continued

The Company has issued 44,957 shares of cash-settled restricted stock units to members of the Board of Directors, of which 41,957 are outstanding at June 30, 2011. As these instruments only can be settled in cash, they are recorded as liabilities based on the closing price of the Company’s common stock as of June 30, 2011. For the six months ended June 30, 2011 and 2010, $0.8 million and $0.7 million, respectively, were included as pre-tax stock-based compensation expense for the cash-settled restricted stock units.

10. Segments

The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of June 30, 2011, the franchise operations segment consisted of (i) 1,768 restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 15 countries outside the United States; and (ii) 1,511 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and three countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

As of June 30, 2011, the company restaurant operations segment consisted of 244 company-operated Applebee’s restaurants and 11 company-operated IHOP restaurants, all in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

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

Information on segments is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Revenues from External Customers
Franchise operations	$98.6	$93.3	$203.1	$188.7
Company restaurants	134.6	210.7	289.3	435.3
Rental operations	31.6	32.2	63.8	66.1
Financing operations	3.5	3.9	12.3	8.1
Total	$268.3	$340.1	$568.5	$698.2
Interest Expense
Company restaurants	$0.1	$0.2	$0.3	$0.4
Rental operations	4.6	4.8	9.2	9.6
Corporate	32.9	43.7	69.2	88.7
Total	$37.6	$48.7	$78.7	$98.7
Depreciation and amortization
Franchise operations	$2.6	$2.5	$5.1	$5.0
Company restaurants	4.6	7.5	9.5	15.0
Rental operations	3.5	2.7	7.1	5.5
Corporate	2.4	3.3	4.6	6.7
Total	$13.1	$16.0	$26.3	$32.2
Income (loss) before income taxes
Franchise operations	$72.4	$67.4	$149.4	$137.8
Company restaurants	17.3	28.6	40.3	60.7
Rental operations	7.0	7.5	14.6	16.4
Financing operations	3.6	3.9	6.7	7.6
Corporate	(98.5)	(85.0)	(168.0)	(170.4)
Total	$1.8	$22.4	$43.0	$52.1

11. Other Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Net income	$0.3	$14.0	$30.0	$33.7
Other comprehensive income, net of tax:
Interest rate swap	—	2.3	—	4.5
Total comprehensive income	$0.3	$16.3	$30.0	$38.2

The amount of income tax benefit allocated to the interest rate swap was $1.5 million and $3.0 million for the three months and six months ended June 30, 2010, respectively. The loss related to an interest rate swap designated as a cash flow hedge that was being reclassified into earnings as interest expense over the expected life of the related debt, which was estimated to be approximately five years. The entire amount of loss remaining at the time of retirement of the related designated debt was reclassified into earnings in October 2010.

The accumulated comprehensive loss of $0.3 million (net of tax) as of June 30, 2011 and December 31, 2010 is comprised of a temporary decline in available-for-sale securities.

12. Net (Loss) Income per Share

The computation of the Company’s basic and diluted net (loss) income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator for basic and dilutive income—per common share:
Net income	$348	$14,041	$30,047	$33,712
Less: Series A Preferred Stock dividends	—	(5,700)	—	(11,460)
Less: Accretion of Series B Preferred Stock	(639)	(603)	(1,268)	(1,198)
Less: Net (loss) income allocated to unvested participating restricted stock	7	(296)	(846)	(801)
Net (loss) income available to common stockholders— basic	(284)	7,442	27,933	20,253
Effect of unvested participating restricted stock in two-class calculation	—	5	17	16
Net (loss) income available to common stockholders— diluted	$(284)	$7,447	$27,950	$20,269
Denominator:
Weighted average outstanding shares of common stock	18,072	17,226	17,884	17,119
Dilutive effect of:
Stock options	—	334	396	357
Common stock and common stock equivalents	18,072	17,560	18,280	17,476
Net (loss) income per common share:
Basic	$(0.02)	$0.43	$1.56	$1.18
Diluted	$(0.02)	$0.42	$1.53	$1.16

The effect of adding 624,000 and 590,000 shares from the assumed conversion of Series B Convertible Preferred stock to the denominator and the related add-back of the dividends on Series B Convertible Preferred stock to the numerator is anti-dilutive for the three months and six months ended June 30, 2011 and 2010, respectively.

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

Financial instruments measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 are as follows:

		Fair Value Measured Using
	Fair Value	Level 1	Level 2	Level 3
	(In millions)
At June 30, 2011:
Restricted assets of captive insurance company	$3.8	$1.2	$—	$2.6
Loan guarantees	$0.2	$—	$—	$0.2
At December 31, 2010:
Restricted assets of captive insurance company	$3.6	$1.0	$—	$2.6
Loan guarantees	$0.2	$—	$—	$0.2

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

At June 30, 2011 and December 31, 2010, the cost and market value of our financial instruments measured at fair value (restricted assets related to Applebee’s captive insurance subsidiary) are as follows:

June 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Cash equivalents and money market funds	$1.2	$—	$—	$1.2
Auction-rate securities	$2.9	$—	$(0.3)	$2.6

December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Cash equivalents and money market funds	$1.0	$—	$—	$1.0
Auction-rate securities	$2.9	$—	$(0.3)	$2.6

The scheduled maturity of one auction-rate security valued at $0.6 million is December 2030. The remaining balance of auction-rate securities is in mutual funds invested in auction rate securities with no scheduled maturity for the funds.

13. Fair Value Measurements, continued

The fair values of non-current financial liabilities at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, less current maturities	$1,479.5	$1,578.6	$1,631.5	$1,721.0

At June 30, 2011 and December 31, 2010, the fair value of the non-current financial liabilities was determined based on Level 2 inputs.

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

The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri. Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal.  On April 21, 2011, the Eighth Circuit Court of Appeals issued its decision on the interlocutory appeal, affirming the trial court’s ruling that the tip credit is subject to a 20% limit on “related duties in a tipped occupation that are not themselves tip producing” based on guidance in the Department of Labor’s Field Operations Handbook. On May 5, 2011, the Company filed a petition for rehearing en banc with the Eighth Circuit, which was denied on July 6, 2011 with four judges dissenting.  The Company has filed for a stay in the Eighth Circuit pending a request to the Supreme Court seeking review there.

The Company believes it has meritorious defenses and intends to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $213.3 million as of June 30, 2011. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2011 through 2045. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of June 30, 2011.

15. Involvement with Variable Interest Entities

In February 2009, the Company and owners of Applebee’s and IHOP franchise restaurants formed Centralized Supply Chain Services, LLC (“CSCS”), a purchasing co-operative, to manage procurement activities for the Applebee’s and IHOP restaurants choosing to join CSCS. CSCS is a variable interest entity (“VIE”) as defined under U.S. GAAP. Under the terms of the membership agreements, each member restaurant belonging to CSCS has equal and identical voting rights, ownership rights and obligations. The Company does not have voting control of CSCS. Accordingly, the Company is not considered to be the primary beneficiary of the VIE and therefore does not consolidate the results of CSCS. The Company reaffirmed this assessment as of June 30, 2011 as there have been no changes in the significant facts and circumstances related to the Company’s involvement with CSCS.

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

Supplemental Condensed Consolidating Balance Sheet

June 30, 2011

(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$6.8	$27.2	$0.5	$—	$34.5
Restricted cash	—	0.1	—	—	0.1
Receivables, net	—	71.7	0.2	—	71.9
Inventories	—	10.6	—	—	10.6
Prepaid expenses	43.6	38.6	0.1	(31.3)	51.0
Deferred income taxes	11.7	22.4	5.1	—	39.2
Assets held for sale	—	40.3	2.4	—	42.7
Intercompany	(238.6)	237.9	0.7		—
Total current assets	(176.5)	448.8	9.0	(31.3)	250.0

Non-current restricted cash	—	—	—	—	—
Long-term receivables	—	234.3	—	—	234.3
Property and equipment, net	18.7	513.1	—	—	531.8
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	828.2	—	—	828.2
Other assets, net	25.5	92.9	0.2	—	118.6
Investment in subsidiaries	1,741.4	—	—	(1,741.4)	—
Total assets	$1,609.1	$2,814.8	$9.2	$(1,772.7)	$2,660.4
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$7.4	$—	$—	$—	$7.4
Accounts payable	1.1	25.6	—	—	26.7
Accrued employee compensation and benefits	3.9	17.9	0.1	—	21.9
Gift card liability	—	75.8	—	—	75.8
Other accrued expenses	(20.5)	126.9	1.3	(31.3)	76.4
Total current liabilities	(8.1)	246.2	1.4	(31.3)	208.2
Long-term debt	1,479.5	—	—	—	1,479.5
Financing obligations	—	139.4	—	—	139.4
Capital lease obligations	—	204.3	—	—	204.3
Deferred income taxes	8.0	380.2	(0.1)	—	388.1
Other liabilities	3.5	110.0	1.2	—	114.7
Total liabilities	1,482.9	1,080.1	2.5	(31.3)	2,534.2
Total stockholders’ equity	126.2	1,734.7	6.7	(1,741.4)	126.2
Total liabilities and stockholders’ equity	$1,609.1	$2,814.8	$9.2	$(1,772.7)	$2,660.4

16.  Consolidating Financial Information, continued

Supplemental Condensed Consolidating Balance Sheet

December 31, 2010

(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$23.4	$77.3	$1.6	$—	$102.3
Restricted cash	—	0.9	—	—	0.9
Receivables, net	—	98.7	—	—	98.7
Inventories	—	10.7	—	—	10.7
Prepaid expenses	2.7	73.8	—	(0.3)	76.2
Deferred income taxes	1.1	17.9	5.3	—	24.3
Assets held for sale	—	35.7	2.3	—	38.0
Intercompany	(46.0)	46.0	—	—	—
Total current assets	(18.8)	361.0	9.2	(0.3)	351.1
Non-current restricted cash	—	0.8	—	—	0.8
Long-term receivables	—	240.0	—	—	240.0
Property and equipment, net	16.5	595.7	—	—	612.2
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	835.8	0.1	—	835.9
Other assets, net	28.3	89.3	0.2	1.3	119.1
Investment in subsidiaries	1,683.3	—	—	(1,683.3)	—
Total assets	$1,709.3	$2,820.1	$9.5	$(1,682.3)	$2,856.6

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term debt	$9.0	$—	$—	$—	$9.0
Accounts payable	3.7	29.1	—	—	32.8
Accrued employee compensation and benefits	9.3	23.4	0.1	—	32.8
Gift card liability	—	125.0	—	—	125.0
Other accrued expenses	(26.0)	90.8	1.0	(0.3)	65.5
Total current liabilities	(4.0)	268.3	1.1	(0.3)	265.1
Long-term debt	1,631.5	—	—	—	1,631.5
Financing obligations	—	237.8	—	—	237.8
Capital lease obligations	—	144.0	—	—	144.0
Deferred income taxes	(5.6)	380.0	—	1.3	375.7
Other liabilities	3.5	114.4	1.0	—	118.9
Total liabilities	1,625.4	1,144.5	2.1	1.0	2,773.0
Total stockholders’ equity	83.9	1,675.6	7.4	(1,683.3)	83.6
Total liabilities and stockholders’ equity	$1,709.3	$2,820.1	$9.5	$(1,682.3)	$2,856.6

16.  Consolidating Financial Information, continued

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$0.6	$97.7	$0.2	$—	$98.5
Restaurant sales	—	134.2	0.4	—	134.6
Rental revenues	—	31.6	0.1	—	31.7
Financing revenues	—	3.6	—	—	3.6
Total revenue	0.6	267.1	0.7		268.4
Franchise expenses	0.5	25.7	—	—	26.2
Restaurant expenses	—	117.1	0.2	—	117.3
Rental expenses	—	24.6	—	—	24.6
Financing expenses	—	—	—	—	—
General and administrative	6.2	31.7	0.6		38.5
Interest expense	28.7	4.2	—	—	32.9
Impairment and closure	—	21.7	0.1	—	21.8
Amortization of intangible assets	—	3.1	—	—	3.1
Loss on extinguishment of debt	0.9	—	—	—	0.9
Loss (gain) on disposition of assets	—	1.2	0.1	—	1.3
Other	30.3	43.9	(0.5)	(73.7)	—
Income (loss) before income taxes	(66.0)	(6.1)	0.2	73.7	1.8
Benefit (provision) for income taxes	13.8	(15.2)	(0.1)	—	(1.5)
Net (loss) income	$(52.2)	$(21.3)	$0.1	$73.7	$0.3

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$—	$93.1	$0.2	$—	$93.3
Restaurant sales	—	210.3	0.4	—	210.7
Rental revenues	—	32.1	0.1	—	32.2
Financing revenues	—	3.9	—	—	3.9
Total revenue	—	339.4	0.7	—	340.1
Franchise expenses	—	26.1	—	—	26.1
Restaurant expenses	—	181.6	0.3	—	181.9
Rental expenses	—	24.6	—	—	24.6
Financing expenses	—	—	—	—	—
General and administrative	6.0	30.4	0.7	—	37.1
Interest expense	0.2	43.4	—	—	43.6
Impairment and closure	—	1.7	0.1	—	1.8
Amortization of intangible assets	—	3.1	—	—	3.1
Gain on extinguishment of debt	—	(1.0)	—	—	(1.0)
Loss (gain) on disposition of assets	—	0.6	(0.1)	—	0.5
Other (income) expense	(0.5)	(16.7)	—	17.2	—
Intercompany dividend	(16.7)	—	—	16.7	—
Income (loss) before income taxes	11.0	45.6	(0.3)	(33.9)	22.4
Benefit (provision) for income taxes	2.5	(11.0)	0.1	—	(8.4)
Net (loss) income	$13.5	$34.6	$(0.2)	$(33.9)	$14.0

16.  Consolidating Financial Information, continued

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$1.3	$201.3	$0.5	$—	$203.1
Restaurant sales	—	288.5	0.8	—	289.3
Rental revenues	—	63.8	0.1	—	63.9
Financing revenues	—	12.3	—	—	12.3
Total revenue	1.3	565.9	1.4		568.6
Franchise expenses	1.0	52.7	—	—	53.7
Restaurant expenses	—	248.6	0.5	—	249.1
Rental expenses	—	49.2	—	—	49.2
Financing expenses	—	5.6	—	—	5.6
General and administrative	13.6	61.6	1.2		76.4
Interest expense	61.0	8.1	—	—	69.1
Impairment and closure	—	26.7	0.1	—	26.8
Amortization of intangible assets	—	6.2	—	—	6.2
Loss on extinguishment of debt	7.9	—	—	—	7.9
Loss (gain) on disposition of assets	—	(22.5)	—	—	(22.5)
Debt modification costs	4.1	—	—	—	4.1
Other	14.3	20.5	(0.9)	(33.9)	—
Income (loss) before income taxes	(100.6)	109.2	0.5	(33.9)	43.0
Benefit (provision) for income taxes	33.4	(46.2)	(0.2)	—	(13.0)
Net (loss) income	$(67.2)	$63.0	$0.3	$(33.9)	$30.0

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$—	$188.4	$0.3	$—	$188.7
Restaurant sales	—	434.1	1.2	—	435.3
Rental revenues	—	66.0	0.1	—	66.1
Financing revenues	—	8.1	—	—	8.1
Total revenue	—	696.6	1.6	—	698.2
Franchise expenses	—	50.8	—	—	50.8
Restaurant expenses	—	373.3	1.3	—	374.6
Rental expenses	—	49.7	—	—	49.7
Financing expenses	—	0.5	—	—	0.5
General and administrative	14.2	61.8	1.4	—	77.4
Interest expense	0.2	88.5	—	—	88.7
Impairment and closure	—	1.9	0.6	—	2.5
Amortization of intangible assets	—	6.2	—	—	6.2
Gain on extinguishment of debt	—	(4.6)	—	—	(4.6)
Loss (gain) on disposition of assets	—	0.3	(0.1)	—	0.2
Other (income) expense		(36.2)	(0.7)	36.9	—
Intercompany dividend	(34.0)	—	—	34.0	—
Income (loss) before income taxes	19.6	104.4	(0.9)	(70.9)	52.2
Benefit (provision) for income taxes	5.2	(23.9)	0.2	—	(18.5)
Net (loss) income	$24.8	$80.5	$(0.7)	$(70.9)	$33.7

16.  Consolidating Financial Information, continued

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(79.7)	$127.4	$0.5	—	$48.2

Investing cash flows
Additions to property and equipment	(3.9)	(9.5)	—	—	(13.4)
Principal receipts from long-term receivables	—	7.1	—	—	7.1
Proceeds from sale of assets	—	55.5	—	—	55.5
Other	—	(0.7)	—	—	(0.7)
Cash flows provided by (used in) investing activities	(3.9)	52.4	—	—	48.5
Financing cash flows
Issuance of debt	25.0	—	—	—	25.0
Payment of debt	(174.8)	(6.8)	—	—	(181.6)
Payment of debt issuance costs	(12.3)	—	—	—	(12.3)
Dividends	—	—	—	—	—
Restricted cash	—	1.5	—	—	1.5
Other	2.5	0.4	—	—	2.9
Intercompany transfers	226.6	(225.0)	(1.6)	—	—
Cash flows provided by (used in) financing activities	67.0	(229.9)	(1.6)	—	(164.5)
Net change	(16.6)	(50.1)	(1.1)	—	(67.8)
Beginning cash and equivalents	23.4	77.3	1.6	—	102.3
Ending cash and equivalents	$6.8	$27.2	$0.5	—	$34.5

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated

Cash flows provided by (used in) operating activities	$(13.7)	$64.6	$(0.7)	—	$50.2
Investing cash flows
Additions to property and equipment	(2.6)	(4.3)	—	—	(6.9)
Principal receipts from long-term receivables	3.0	6.0	—	—	9.0
Proceeds from sale of assets	—	0.4	2.2	—	2.6
Other	—	3.0	—	—	3.0
Cash flows provided by (used in) investing activities	0.4	5.1	2.2	—	7.7
Financing cash flows
Issuance of debt	—	—	—	—	—
Payment of debt	—	(82.4)	—	—	(82.4)
Payment of debt issuance costs	—	(0.3)	—	—	(0.3)
Dividends	(11.4)	—	—	—	(11.4)
Restricted cash	—	14.8	—	—	14.8
Other	3.1	—	—	—	3.1
Intercompany transfers	21.6	(20.2)	(1.4)	—	—
Cash flows provided by (used in) financing activities	13.3	(88.1)	(1.4)	—	(76.2)
Net change	—	(18.4)	0.1	—	(18.3)
Beginning cash and equivalents	0.1	80.9	1.4	—	82.4
Ending cash and equivalents	$0.1	$62.5	$1.5	—	$64.1

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

The Company was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes® (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company or its predecessors have engaged in the development, operation and franchising of IHOP restaurants. In November 2007, we acquired Applebee’s International, Inc. (“Applebee’s”), which became a wholly-owned subsidiary of the Company. Through various IHOP and Applebee’s subsidiaries, we own, operate and franchise two restaurant concepts in the casual dining and family dining categories of the food service industry: Applebee’s Neighborhood Grill and Bar® and IHOP®. DineEquity, Inc. is the parent of the IHOP and Applebee’s subsidiaries. References herein to Applebee’s and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company. References herein to “system sales” include retail sales at restaurants that are owned by franchisees and area licensees and are not attributable to the Company, as well as retail sales at Company-owned restaurants. With over 3,500 franchised or owned-and-operated restaurants combined, we believe we are the largest full-service restaurant company in the world.

Transitioning Applebee’s

Since the completion of the Applebee’s acquisition, we have been pursuing a strategy which contemplates transitioning from an Applebee’s system that was 74% franchised at the time of the acquisition to an approximately 98% franchised Applebee’s system, similar to IHOP’s 99% franchised system. During the six months ended June 30, 2011, we completed the refranchising and sale of related restaurant assets of 36 Applebee’s company-operated restaurants in the St. Louis area market and 29 of 30 Applebee’s company-operated restaurants in the Washington, D.C. market. With the completion of these transactions we have refranchised 258 Applebee’s company-operated restaurants since the acquisition and the Applebee’s system is approximately 88% franchised as of June 30, 2011.

In May 2011, we entered into an agreement for the refranchising and sale of related restaurant assets of 66 Applebee’s company-operated restaurants located in Massachusetts, New Hampshire, Maine, Rhode Island, Vermont and parts of New York. This sale is expected to close in the fiscal fourth quarter of 2011. Additionally, the refranchising and sale of related restaurant assets of the one remaining restaurant in the Washington, D.C. market is expected to close in August 2011. Including the refranchisings of these additional 67 restaurants, we will have refranchised 325 Applebee’s company-operated restaurants since the acquisition and the Applebee’s system will be approximately 91% franchised (based on the total number of Applebee’s restaurants as of June 30, 2011).  A more heavily franchised business model is expected to require less capital investment and reduce the volatility of cash flow performance over time.

A range of factors, including the overall market for restaurant franchises, the availability of financing and the financial and operating performance of Applebee’s company-owned restaurants, can impact the likelihood and timing of the completion of this strategy as well as the ultimate proceeds we will receive from the refranchising and sale of related restaurant assets of company-operated restaurants.  We continually monitor these factors to assess their impact on possible refranchising transactions. We may choose to suspend or revise our refranchising strategy for Applebee’s company-operated restaurants if we do not believe that conditions will lead to satisfactory proceeds from the refranchising of the Applebee’s company-operated restaurants and sale of related restaurant assets.

Restaurant Development Activity

The following table summarizes Applebee’s restaurant development and franchising activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
Applebee’s Restaurant Development Activity
Beginning of period	2,011	1,999	2,010	2,008
New openings
Franchisee-developed	5	5	8	8
Total new openings	5	5	8	8
Closings
Company	—	—	—	(6)
Franchise	(4)	(3)	(6)	(9)
Total closings	(4)	(3)	(6)	(15)
End of period	2,012	2,001	2,012	2,001
Summary-end of period
Franchise	1,768	1,608	1,768	1,608
Company	244	393	244	393
Total	2,012	2,001	2,012	2,001
Restaurant Franchising Activity
Domestic franchisee-developed	3	2	6	2
International franchisee-developed	2	3	2	6
Refranchised	—	—	65	—
Total restaurants franchised	5	5	73	8
Closings
Domestic franchise	(1)	(2)	(2)	(8)
International franchise	(3)	(1)	(4)	(1)
Total franchise closings	(4)	(3)	(6)	(9)
Net franchise restaurant additions (reductions)	1	2	67	(1)

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

	Contractual Opening of Restaurants by Year
	2011	2012
Domestic development agreements	13	19
International development agreements	11	14
Total	24	33

The actual number of openings may differ from both our expectations and development commitments due to various factors, including economic conditions, franchisee access to capital, and the impact of currency fluctuations on our international franchisees. The timing of new restaurant openings also may be affected by various factors, including weather-related and other construction delays and difficulties in obtaining regulatory approvals and various economic factors.

The following table summarizes IHOP restaurant development and franchising activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,513	1,461	1,504	1,456
New openings
Franchisee-developed	12	20	23	26
Area license	—	1	2	2
Total new openings	12	21	25	28
Closings
Company	—	(2)	—	(2)
Franchise	—	(2)	(3)	(3)
Area license	(3)	(2)	(4)	(3)
Total closings	(3)	(6)	(7)	(8)
End of period	1,522	1,476	1,522	1,476
Summary-end of period
Franchise	1,349	1,303	1,349	1,303
Company	11	10	11	10
Area license	162	163	162	163
Total	1,522	1,476	1,522	1,476
Restaurant Franchising Activity
Domestic franchisee-developed	9	19	17	25
International franchisee-developed	3	1	6	1
Area license	—	—	2	—
Refranchised	—	—	1	1
Total restaurants franchised	12	20	26	27
Closings
Domestic franchise	—	(2)	(3)	(3)
Area license	(3)	—	(4)	—
Total franchise closings	(3)	(2)	(7)	(3)
Reacquired by the Company	(1)	—	(1)	—
Net franchise restaurant additions	8	18	18	24

The following table represents our IHOP restaurant development commitments, including options, as of June 30, 2011:

Contractual Openings of Restaurants by Year	Number of Signed Agreements at 6/30/11	Rest of 2011	2012	2013	2014	2015 and thereafter	Total
Single-store development agreements	10	8	5	—	—	—	13
Non-traditional development agreements	3	4	—	—	—	—	4
Multi-store development agreements	70	33	33	32	28	99	225
International territorial agreements	11	2	7	13	12	68	102
Total	94	47	45	45	40	167	344

In 2011, we expect franchisees to open a total of 55 to 65 new IHOP restaurants. The actual number of openings in any period may differ from both our expectations and the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors, including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals and various economic factors.

Restaurant Data

The following table sets forth, for the three-month and six-month periods ended June 30, 2011 and 2010, the number of effective restaurants in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
Applebee’s Restaurant Data
Effective restaurants(a)
Franchise	1,767	1,607	1,753	1,605
Company	244	393	257	395
Total	2,011	2,000	2,010	2,000
System-wide(b)
Sales percentage change(c)	3.8%	(2.5)%	4.1%	(2.9)%
Domestic same-restaurant sales percentage change(d)	3.1%	(1.6)%	3.5%	(2.2)%
Franchise(b)(e)(g)
Sales percentage change(c)	13.5%	(1.8)%	13.3%	(2.1)%
Same-restaurant sales percentage change(d)	3.5%	(1.3)%	3.9%	(2.0)%
Average weekly domestic unit sales (in thousands)	$46.8	$45.7	$48.5	$46.9
Company(g)
Sales percentage change(c)	(36.9)%	(5.2)%	(34.1)%	(5.8)%
Same-restaurant sales percentage change(d)	0.7%	(2.6)%	0.7%	(3.0)%
Average weekly domestic unit sales (in thousands)	$41.1	$40.4	$41.8	$41.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,339	1,290	1,334	1,285
Company	10	12	10	12
Area license	163	164	164	164
Total	1,512	1,466	1,508	1,461
System-wide(b)
Sales percentage change(c)	1.1%	4.1%	1.2%	3.7%
Domestic same-restaurant sales percentage change(d)	(2.9)%	(1.0)%	(2.8)%	(0.7)%
Franchise(b)(e)(g)
Sales percentage change(c)	0.9%	4.4%	1.2%	3.7%
Same-restaurant sales percentage change(d)	(2.8)%	(1.0)%	(2.8)%	(0.7)%
Average weekly domestic unit sales (in thousands)	$34.2	$35.1	$34.7	$35.6

Company(f)(g)	n.m.	n.m.	n.m.	n.m.

Area License(e)
Sales percentage change(c)	3.0%	1.0%	1.6%	3.7%

(a)         “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)         “System-wide” sales are retail sales at Applebee’s and IHOP restaurants operated by franchisees and IHOP restaurants operated by area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

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

(e)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Reported sales (unaudited)
Applebee’s franchise restaurant sales	$987.7	$870.2	$2,024.5	$1,787.4
IHOP franchise restaurant sales	$594.8	$589.2	$1,202.8	$1,188.9
IHOP area license restaurant sales	$56.6	$55.0	$116.9	$115.1

(f)           Sales percentage change and same-restaurant sales percentage change for IHOP company-operated restaurants are not meaningful (“n.m.”) due to the relatively small number and test-market nature of the restaurants, along with the periodic inclusion of restaurants reacquired from franchisees that are temporarily operated by the Company.

(g)          The sales percentage change for the three months and six months ended June 30, 2011 for Applebee’s franchise and company-operated restaurants was impacted by the refranchising of 65 company-operated restaurants during the first quarter of 2011 and 83 company-operated restaurants in 2010.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Sales Trends

	Domestic System-wide Same Restaurant Sales
	2009				2010				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Applebee’s
Quarter	(3.0)%	(4.3)%	(6.5)%	(4.5)%	(2.7)%	(1.6)%	3.3%	2.9%	3.9%	3.1%
YTD	(3.0)%	(3.6)%	(4.5)%	(4.5)%	(2.7)%	(2.2)%	(0.5)%	0.3%	3.9%	3.5%
IHOP
Quarter	2.0%	(0.6)%	(1.1)%	(3.1)%	(0.4)%	(1.0)%	0.1%	1.1%	(2.7)%	(2.9)%
YTD	2.0%	0.7%	0.2%	(0.8)%	(0.4)%	(0.7)%	(0.4)%	0.0%	(2.7)%	(2.8)%

Applebee’s domestic system-wide same-restaurant sales increased 3.1% and 3.5% for the three months and six months ended June 30, 2011, respectively, continuing the trend of positive quarterly same-restaurant sales that began in the third quarter of 2010. The change in same-restaurant sales was driven mainly by an increase in average guest check partially offset by a decline in guest traffic. In light of the potential impact of economic uncertainties on discretionary consumer spending, there can be no assurance that the trend of improvement and overall positive performance will continue.

IHOP’s domestic system-wide same-restaurant sales decreased 2.9% and 2.8% for the three months and six months ended June 30, 2011, respectively. This decrease followed two consecutive quarters of increasing same-restaurant sales. The decrease was primarily due to a decline in guest traffic, which we believe was due in part to promotions during the period that did not drive repeat traffic as expected and to the impact of economic uncertainties on discretionary consumer spending.  Same-restaurant sales for the first six months of 2011 are not necessarily indicative of results expected for the full year.

The Easter holiday, which historically has a positive impact on IHOP sales but a negative impact on Applebee’s sales, fell in the second quarter of 2011 as opposed to the first quarter of 2010. Excluding the impact of the Easter shift on Applebee’s, their domestic system-wide same-restaurant sales would have increased 3.8% for the second quarter of 2011 while their first quarter increase would have been 3.3%. Excluding the impact of the Easter shift on IHOP, their domestic system-wide same-restaurant sales would have decreased 3.4% for the second quarter of 2011 while their first quarter decrease would have been 2.3%.

Debt Modification and Retirements

On February 25, 2011, we entered into Amendment No. 1 (the “Amendment”) to our existing Credit Agreement dated as of October 8, 2010 (the “Credit Agreement”). Pursuant to the Amendment, the interest rate margin applicable to LIBOR-based loans was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for loans were reduced from 1.50% to 1.25% for LIBOR-based loans and from 2.50% to 2.25% for Base Rate denominated loans. We recognized costs of $4.1 million in the six months ended June 30, 2011 related to this debt modification.

During the six months ended June 30, 2011, we repaid $110.0 million of outstanding borrowings under the Credit Agreement and we repurchased $39.8 million of our 9.5% Senior Notes. Including write-off of the discount and deferred financing costs related to the debt retired and a $3.7 million premium paid on the Senior Notes, we recognized a loss on the retirement of debt of $7.9 million.

Additionally, as the result of refranchising 65 Applebee’s company-operated restaurants, we were released from financing obligations of $32.7 million related to 17 of the properties refranchised.

Financial Statement Effect of Refranchising Company-Operated Restaurants

As of June 30, 2011, we have refranchised 258 Applebee’s company-operated restaurants since the acquisition of Applebee’s.  As discussed under “Transitioning Applebee’s” above,  including refranchisings of an additional 67 restaurants in the process of closing, we will have refranchised 325 Applebee’s company-operated restaurants since the acquisition and the Applebee’s system will be approximately 91% franchised (based on the total number of Applebee’s restaurants as of June 30, 2011).  We plan to refranchise and sell the related restaurant assets of a substantial majority of the 167 company-operated Applebee’s restaurants remaining after the transactions in process have closed when such refranchisings and sales are in alignment with our business strategy. We may suspend or delay our plans to refranchise Applebee’s company-operated restaurants and sell the related restaurant assets if we do not believe the sales proceeds from the transaction would be satisfactory. We consider a range of factors that could impact the likelihood of future refranchising of Applebee’s company-operated restaurants and sale of related restaurant assets and possible proceeds from such transactions.

As the number of company-operated restaurants declines, the amount reported in future periods for Company restaurant revenues and Company restaurant expenses will also decline while franchise royalty revenues and expenses will increase, as compared to amounts reported in previous periods. Segment profit will also decline as company-operated restaurants are refranchised because the associated royalties are a smaller percentage of restaurant revenues than the restaurant operating profit margin percentage of restaurants formerly operated by the Company, However, refranchising of additional Applebee’s company-operated restaurants will result in the reduction of interest expense as proceeds from the sale of related restaurant assets (subject to certain exclusions) must be used to retire debt. Refranchising of additional Applebee’s company-operated restaurants also will result in a reduction of general and administrative expenses and reduced requirements for capital investment.

Segments

We identify our segments based on the organizational units used by management to monitor performance and make operating decisions. Our revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

The franchise operations segment consists of  restaurants operated by Applebee’s franchisees in the United States, one United States territory and 15 countries outside the United States and restaurants operated by IHOP franchisees and area licensees in the United States, two United States territories, and three countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

The company restaurant operations segment consists of Applebee’s and IHOP company-operated restaurants and, from time to time, IHOP restaurants reacquired from franchisees that are operated by us on a temporary basis. All company-operated restaurants are in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

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

Comparison of the Three Months ended June 30, 2011 and 2010

Results of Operations

Key components of changes in our financial results for the three months ended June 30, 2011 compared to the same period of 2010 included:

•                  Our revenues decreased $71.8 million, primarily because of lower company-operated restaurant revenue due to the refranchising of 148 company-operated Applebee’s restaurants during the fourth quarter of 2010 and first quarter of 2011 and a 2.9% decrease in IHOP same-restaurant sales, partially offset by higher franchise royalty revenues resulting from the increase in Applebee’s and IHOP effective franchise units and a 3.5% increase in Applebee’s franchise same-restaurant sales.

•                  Our segment profit decreased $7.1 million, comprised as follows:

	Three Months Ended June 30,		Favorable (Unfavorable)
	2011	2010	Variance
	(In millions)
Franchise operations	$72.4	$67.4	$5.0
Company restaurant operations	17.3	28.6	(11.3)
Rental operations	7.0	7.5	(0.5)
Financing operations	3.6	3.9	(0.3)
Total	$100.3	$107.4	$(7.1)

The decline was primarily due to the refranchising of 148 Applebee’s company-operated restaurants, partially offset by an increase in effective Applebee’s and IHOP franchise restaurants and the 3.5% increase in Applebee’s franchise same-restaurant sales.

•                  We recognized impairment and closure charges during the second quarter of $21.8 million, primarily related to termination of our sublease of commercial space currently occupied by Applebee’s Restaurant Support Center in Lenexa, Kansas. We plan to relocate Applebee’s Restaurant Support Center to another facility in the Kansas City area before the close of fiscal 2011.

•                  Our interest expense decreased $10.8 million due to lower non-cash interest charges and to lower debt balances. Non-cash interest charges declined because deferred financing costs and discounts associated with our previous debt instruments were written off as part of the October 2010 refinancing of debt.

Franchise Operations

	Three Months Ended June 30,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
Franchise Revenues
Applebee’s	$42.9	$37.6	$5.3	14.1%
IHOP	37.0	36.7	0.3	0.8%
IHOP advertising	18.7	19.1	(0.4)	(2.0)%
Total franchise revenues	98.6	93.4	5.2	5.6%
Franchise Expenses
Applebee’s	1.0	0.4	(0.6)	(136.0)%
IHOP	6.5	6.5	0.0	(0.2)%
IHOP advertising	18.7	19.1	0.4	2.0%
Total franchise expenses	26.2	26.0	(0.2)	(0.7)%
Franchise Segment Profit
Applebee’s	41.9	37.2	4.7	12.8%
IHOP	30.5	30.2	0.3	1.0%
Total franchise segment profit	$72.4	$67.4	$5.0	7.5%
Segment profit as % of revenue	73.4%	72.1%

(1) Percentages calculated on actual, not rounded, amounts

The $5.3 million increase in Applebee’s franchise revenue was primarily attributable to increased royalty revenue resulting from the refranchising of 83 restaurants in the fourth quarter of 2010 and 65 Applebee’s company-operated restaurants in the first quarter of 2011 and a 3.5% increase in domestic same-restaurant sales. The $0.3 million increase in IHOP franchise revenue (other than advertising) was primarily attributable to a 3.8% increase in effective franchise restaurants partially offset by a decrease of 2.8% in IHOP domestic franchise same-restaurant sales.

IHOP’s franchise expenses are substantially larger than Applebee’s due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operation; however, Applebee’s national advertising fund activity constitutes an agency transaction and therefore is not recognized as franchise revenue and expense. The decrease in IHOP advertising revenue and expense is primarily due to the decrease of 2.8% in IHOP domestic franchise same-restaurant sales

The increase in franchise segment profit is primarily due to the refranchising of 148 Applebee’s company-operated restaurants in the fourth quarter of 2010 and first quarter of 2011.

Company Restaurant Operations

	Three Months Ended June 30,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
Company restaurant sales	$134.6	$210.7	$(76.1)	(36.1)%
Company restaurant expenses	117.3	182.1	64.8	35.6%
Company restaurant segment profit	$17.3	$28.6	$(11.3)	(39.4)%
Segment profit as % of revenue	12.9%	13.6%

(1) Percentages calculated on actual, not rounded, amounts

As of June 30, 2011, company restaurant operations were comprised of 244 Applebee’s company-operated restaurants and 11 IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of the three months ended June 30, 2011 with the same period of 2010 was negligible.

Company restaurant sales decreased $76.1 million. Applebee’s company restaurant sales declined $76.2 million, primarily due to the refranchising of 83 restaurants in the fourth quarter of 2010 and 65 Applebee’s company-operated restaurants in the first quarter of 2011 and the closure of seven restaurants in 2010, partially offset by an increase in company same-restaurant sales of 0.7%. The change in same-restaurant sales was driven mainly by an increase in average guest check partially offset by a decline in guest traffic. The higher average guest check is the result of a 1.4% increase in menu pricing and favorable promotional and product mix changes. We believe the decline in guest traffic is reflective of current economic uncertainty affecting customers and impacting the restaurant industry as a whole, as well as an unfavorable shift in the Easter holiday that fell in the second quarter of 2011 as compared to the first quarter of 2010.

Company restaurant expenses decreased $64.8 million. Applebee’s company restaurant expenses declined $64.7 million, primarily due to the refranchising of 148 Applebee’s company-operated restaurants and seven restaurant closures in 2010 noted above. The restaurant operating profit for Applebee’s company restaurant operations declined to 13.4% for the second quarter of 2011 compared to 14.1% for the same period of last year, as shown below:

			Favorable (Unfavorable)
	Three Months Ended			Components of Total Variance
Restaurant Expenses as Percentage	June 30,		Total	Refranchising	Sales	All other
of Restaurant Sales (Applebee’s)	2011	2010	Variance	and Closures	Impacts (b)	Impacts
Revenue	100.0%	100.0%
Food and beverage	26.1%	25.6%	(0.5)%	(0.3)%	0.8%	(1.0)%
Labor	33.7%	33.8%	0.1%	1.0%	0.1%	(1.0)%
Direct and occupancy	26.8%	26.6%	(0.2)%	(0.0)%	0.1%	(0.3)%
Company Restaurant Operating Profit (a)	13.4%	14.1%	(0.7)%	0.7%	1.0%	(2.4)%

(a)         Percentages may not foot due to rounding.

(b)         Changes in pricing, guest traffic and impact of promotions and product mix

The restaurant refranchising and closures discussed above had a net favorable impact of 0.7% on margins, primarily because the markets sold had higher-than-average labor costs. Changes in sales revenue and product mix had a favorable impact on margins of 1.7% while labor and direct and occupancy margins were unfavorably affected by approximately 0.7% due to the impact of guest traffic declines on fixed cost components.  Other margin changes in specific cost categories were as follows:

•                  Food and beverage costs as a percentage of company restaurant sales increased 1.0% due to changes in commodity costs (primarily produce, seafood and beef) and menu changes, partially offset by savings in distribution center alignment and an improvement in waste variance.

•                  Labor costs as a percentage of restaurant sales increased 1.0% due to increased training and staffing levels to support an improved guest experience, higher payroll taxes in certain states in which we operate and higher insurance costs.

•                  Direct and occupancy costs as a percent of restaurant sales increased 0.3% primarily due to increases in the cost of utilities, depreciation and insurance, partially offset by lower gift card discounts.

Rental Operations

	Three Months Ended June 30,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
Rental revenues	$31.6	$32.2	$(0.6)	(1.8)%
Rental expenses	24.6	24.7	0.1	0.3%
Rental operations segment profit	$7.0	$7.5	$(0.5)	(6.4)%
Segment profit as % of revenue	22.3%	23.4%

(1) Percentages calculated on actual, not rounded, amounts

Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

Rental revenue decreased $0.6 million primarily due to the impact on sales-based rent of the 2.8% decline in franchise same-restaurant sales. Rental operations profit decreased by $0.5 million for the quarter ended June 30, 2011 compared to the same period of the prior year primarily because of the decrease in revenue.

Financing Operations

	Three Months Ended June 30,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
Financing revenues	$3.6	$3.9	$(0.3)	(10.1)%
Financing expenses	0.0	0.0	—	—
Financing operations segment profit	$3.6	$3.9	$(0.3)	(10.1)%
Segment profit as % of revenue	99.9%	99.9%

(1) Percentages calculated on actual, not rounded, amounts

All of our financing operations relate to IHOP restaurants. The decrease in interest revenue was due to the decline in note balances due to repayments.

Other Expense and Income Components

	Three Months Ended June 30,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
General and administrative expenses	$38.4	$37.0	$(1.4)	(3.8)%
Interest expense	32.9	43.7	10.8	24.7%
Impairment and closure charges	21.8	1.9	(19.9)	n.m.
Amortization of intangible assets	3.1	3.1	—	—
Loss (gain) on extinguishment of debt	0.9	(1.1)	(2.0)	(189.0)%
Loss on disposition of assets	1.3	0.4	(0.9)	(199.4)%
Income tax provision	1.5	8.3	6.8	82.1%

(1) Percentages calculated on actual, not rounded, amounts

n.m. — percentage change not meaningful

General and Administrative Expenses

General and administrative expenses increased $1.4 million primarily due to an increase in salaries, benefits, travel and consumer research costs partially offset by lower legal expenses.

Interest Expense

Interest expense decreased by $10.8 million due to lower non-cash interest charges in the second quarter of 2011 compared to the same period of 2010 and a decrease in long-term debt.  Non-cash interest charges declined to $1.4 million from $10.3 million because deferred financing costs and discounts associated with our debt instruments that were refinanced in October 2010 were written off at that time, in addition to the additional writeoff of deferred financing costs and discounts associated with debt retirements subsequent to the October 2010 refinancing.

Impairment and Closure Charges

Impairment and closure charges were $21.8 million and $1.9 million for the three months ended June 30, 2011 and 2010, respectively. The charges for the second quarter of 2011 were primarily comprised of $21.2 million related to the termination of our sublease of the commercial space currently occupied by Applebee’s Restaurant Support Center in Lenexa, Kansas, in addition to $0.6 million in impairment and closure charges related to individually insignificant items.

Impairment and closure charges for the three months ended June 30, 2010 primarily related  to two company-operated IHOP Cafe restaurants, a non-traditional restaurant format, development of which was ended after initial evaluation.

During the quarter ended June 30, 2011, we performed our quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets (primarily our tradename). No such indicators were noted.

Loss (Gain) on Extinguishment of Debt

During the quarter ended June 30, 2011, we retired $7.5 million of our 9.5% Senior Notes for a cash payment of $8.2 million, inclusive of a premium of $0.7 million. Including write-off of the discount and deferred financing costs, we recognized a loss on the early retirement of debt of $0.9 million.

During the quarter ended June 30, 2010, we retired $19.5 million of our Class A-2-II-X Fixed Rate Senior Term Notes then outstanding for a cash payment of $18.0 million. We recognized a gain on the early retirement of debt of $1.1 million, after write-off of the discount and deferred financing costs related to the debt retired.

Quarter Ended	Instrument	Face Amount Retired/Repaid	Cash Paid	Loss (Gain)(1)
		(In millions)
June 2011	Senior Notes	$7.5	$8.2	$0.9

June 2010	Class A-2-II-X Notes	$19.5	$18.0	$(1.1)

(1) Including write-off of the discount and deferred financing costs related to the debt retired.

We may continue to dedicate a portion of excess cash flow towards opportunistic debt retirement. Any retirement of debt results in a non-cash write-off of a pro rata portion of any discount and deferred financing costs related to the debt retired. Additionally, our Senior Notes are currently priced at a premium to their face value. Accordingly, future retirement of debt will likely result in losses associated with the retirement of either Term Loans or Senior Notes.

Loss on Disposition of Assets

We recognized a loss on disposition of assets of $1.3 million for the quarter ended June 30, 2011 compared to a loss of $0.4 million in the same period of 2010. There were no individually significant dispositions in either period.

Provision for Income Taxes

The effective tax rate was 81.1% for the three-month period ended June 30, 2011. The effective tax rate of 81.1% is higher than the federal statutory rate of 35% for the three-month period ended June 30, 2011 primarily due to an increase in unrecognized tax benefits and certain adjustments related to state deferred taxes.

Comparison of the Six Months ended June 30, 2011 and 2010

Results of Operations

Key components of changes in our financial results for the six months ended June 30, 2011 compared to the same period of 2010 included:

•                  Our revenues decreased $129.7 million, primarily because of lower company-operated restaurant revenue due to the refranchising of 148 Applebee’s company-operated restaurants during the fourth quarter of 2010 and first quarter of 2011 and a 2.8% decrease in IHOP same-restaurant sales, partially offset by higher franchise royalty revenue resulting from the increase in Applebee’s and IHOP effective franchise units and a 3.9% increase in Applebee’s franchise same-restaurant sales.

• Our segment profit decreased $11.5 million, comprised as follows:

	Six Months Ended June 30,		Favorable (Unfavorable)
	2011	2010	Variance
	(In millions)
Franchise operations	$149.4	$137.8	$11.6
Company restaurant operations	40.3	60.7	(20.4)
Rental operations	14.6	16.4	(1.8)
Financing operations	6.7	7.6	(0.9)
Total	$211.0	$222.5	$(11.5)

The decline was primarily due to the refranchising of 148 Applebee’s company-operated restaurants and a decrease of a combined $1.4 million of franchise, rental and financing profit related to a former franchise operator of 40 IHOP franchise restaurants that defaulted on its obligations in the fourth quarter of 2010. These unfavorable factors were partially offset by an increase in effective Applebee’s and IHOP franchise restaurants and the 3.9% increase in Applebee’s franchise same-restaurant sales. During the first quarter of 2011, the 40 IHOP restaurants were refranchised to an affiliate of an existing IHOP franchisee.

•                  We recognized impairment and closure charges of $26.8 million for the six months ended June 30, 2011, primarily related to termination of our sublease of the commercial space currently occupied by Applebee’s Restaurant Support Center in Lenexa, Kansas and the impairment of furniture, fixtures and leasehold improvements at that facility.

•                  We recognized a gain on the disposition of assets of $22.5 million for the six months ended June 30, 2011 as compared to a loss of $0.2 million in the same period of 2010. The gain in 2011 was primarily due to the sale of restaurant assets related to 36 Applebee’s company-operated restaurants in the St. Louis area market and 29 of 30 Applebee’s company-operated restaurants in the Washington, D.C. market that were refranchised.

•                  Our interest expense decreased $19.5 million due to lower non-cash interest charges and to lower debt balances. Non-cash interest charges declined primarily because deferred financing costs and discounts associated with our previous debt instruments were written off as part of the October 2010 refinancing of debt.

•                  We recognized a loss on the extinguishment of debt of $7.9 million and debt modification costs of $4.1 million for the six months ended June 30, 2011 as compared to a gain on extinguishment of debt of $4.6 million in the same period of 2010. We are currently retiring debt issued in October 2010 at face value or at a premium to face value, whereas in 2010 we were able to repurchase our then-outstanding debt at a discount to face value.

Franchise Operations

	Six Months Ended June 30,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
Franchise Revenues
Applebee’s	$88.2	$77.0	$11.2	14.5%
IHOP	77.1	74.5	2.6	3.6%
IHOP advertising	37.8	37.2	0.6	1.5%
Total franchise revenues	203.1	188.7	14.4	7.6%
Franchise Expenses
Applebee’s	1.6	1.1	(0.5)	(44.6)%
IHOP	14.3	12.6	(1.7)	(13.8)%
IHOP advertising	37.8	37.2	(0.6)	(1.5)%
Total franchise expenses	53.7	50.9	(2.8)	(5.5)%
Franchise Segment Profit
Applebee’s	86.6	75.9	10.7	14.4%
IHOP	62.8	61.9	0.9	1.5%
Total franchise segment profit	$149.4	$137.8	$11.6	8.4%
Segment profit as % of revenue	73.6%	73.0%

(1) Percentages calculated on actual, not rounded, amounts

The $11.2 million increase in Applebee’s franchise revenue was primarily attributable to increased royalty revenue resulting from the refranchising of 83 restaurants in the fourth quarter of 2010 and 65 Applebee’s company-operated restaurants in the first quarter of 2011, a 3.9% increase in domestic same-restaurant sales and franchise fees from the refranchising of 65 Applebee’s company-operated restaurants in the first quarter of 2011. The $2.6 million increase in IHOP franchise revenue (other than advertising) was primarily attributable to an increase in both volume and pricing of pancake and waffle dry mix and an increase of 3.8% in effective franchise restaurants, partially offset by a decrease of 2.8% in IHOP domestic franchise same-restaurant sales.

The $1.7 million increase in IHOP franchise expenses (other than advertising) is primarily due to higher costs of sales associated with the increased revenues from pancake and waffle dry mix sales and an increase in bad debt expense of $0.5 million.

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

The increase in franchise segment profit is primarily due to the refranchising of 148 Applebee’s company-operated restaurants in the fourth quarter of 2010 and first quarter of 2011.

Company Restaurant Operations

	Six Months Ended June 30,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
Company restaurant sales	$289.3	$435.3	$(146.0)	(33.5)%
Company restaurant expenses	249.0	374.6	125.6	33.5%
Company restaurant segment profit	$40.3	$60.7	$(20.4)	(33.6)%
Segment profit as % of revenue	13.9%	13.9%

(1) Percentages calculated on actual, not rounded, amounts

As of June 30, 2011, company restaurant operations were comprised of 244 Applebee’s company-operated restaurants and 11 IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of the six months ended June 30, 2011 with the same period of 2010 was negligible.

Company restaurant sales decreased $146.0 million all of which was attributable to Applebee’s company-operated restaurants. The decline was primarily due to the refranchising of 83 Applebee’s company-operated restaurants in the fourth quarter of 2010 and 65 restaurants in the first quarter of 2011 and the closure of seven restaurants in 2010, partially offset by an increase in company same-restaurant sales of 0.7%. The change in same-restaurant sales was driven mainly by an increase in average guest check partially offset by a decline in guest traffic. The higher average guest check is the result of a 1.4% increase in menu pricing, slightly offset by promotional and product mix changes. We believe the decline in guest traffic is reflective of current economic uncertainty affecting customers and impacting the restaurant industry as a whole.

Company restaurant expenses decreased $125.6 million. Applebee’s company restaurant expenses declined $125.0 million, primarily due to the refranchising of 148 Applebee’s company-operated restaurants and seven restaurant closures in 2010 noted above. The restaurant operating profit for Applebee’s company restaurant operations improved to 14.5% of revenue for 2011 compared to 14.4% for the same period of last year, as shown below:

			Favorable (Unfavorable)
	Six Months Ended			Components of Total Variance
Restaurant Expenses as Percentage	June 30,		Total	Refranchising	Sales	All other
of Restaurant Sales (Applebee’s)	2011	2010	Variance	and Closures	Impacts (b)	Impacts
Revenue	100.0%	100.0%
Food and beverage	25.5%	25.7%	0.2%	(0.1)%	0.5%	(0.2)%
Labor	33.0%	33.3%	0.3%	0.8%	0.1%	(0.6)%
Direct and occupancy	27.0%	26.6%	(0.4)%	(0.1)%	0.1%	(0.4)%
Company Restaurant Operating Profit (a)	14.5%	14.4%	0.1%	0.6%	0.7%	(1.2)%

(a)         Percentages may not add due to rounding.

(b)         Changes in pricing, guest traffic and impact of promotions and product mix

The restaurant refranchising and closures discussed above had a net favorable impact of 0.6% on margins, primarily because the markets refranchised had higher-than-average labor costs. Changes in sales revenue had a favorable impact on margins of 1.5% while labor and direct and occupancy margins were unfavorably affected by approximately 0.8% due to the impact of guest traffic declines on fixed cost components.  Other margin changes in specific cost categories were as follows:

•                  Food and beverage costs as a percentage of company restaurant sales increased 0.2% primarily due to increased commodity costs (primarily produce, seafood and shortening) as well as menu changes, partially offset by changes in distribution center alignment and an improvement in waste variance.

•                  Labor costs as a percentage of restaurant sales increased 0.6% due to increased training and staffing levels to support an improved guest experience, higher payroll taxes in certain states in which we operate and higher insurance costs.

•                  Direct and occupancy costs as a percent of restaurant sales increased 0.4% due to higher costs of repair and maintenance and utilities.

Rental Operations

	Six Months Ended June 30,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
Rental revenues	$63.8	$66.1	$(2.3)	(3.4)%
Rental expenses	49.2	49.7	0.5	1.0%
Rental operations segment profit	$14.6	$16.4	$(1.8)	(10.9)%
Segment profit as % of revenue	22.9%	24.8%

(1) Percentages calculated on actual, not rounded, amounts

Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

Rental revenue decreased $2.3 million, of which $1.2 million was due to the default of a former franchisee as noted in “Results of Operations -  Six Months ended June 30, 2011 and 2010” above and $0.9 million was due to the impact on sales-based rent of the 2.8% decline in franchise same-restaurant sales. Rental operations profit decreased by $1.8 million for the six months ended June 30, 2011 compared to the same period of the prior year primarily because of the decrease in revenue.

Financing Operations

	Six Months Ended June 30,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
Financing revenues	$12.3	$8.1	$4.2	51.8%
Financing expenses	5.6	0.5	(5.1)	n.m.
Financing operations segment profit	$6.7	$7.6	$(0.9)	(12.1)%
Segment profit as % of revenue	54.5%	94.2%

(1) Percentages calculated on actual, not rounded, amounts

n.m. — percentage change not meaningful

All of our financing operations relate to IHOP restaurants. As noted above, 40 restaurants that previously had been operated by a former franchisee that defaulted on its obligations under the franchise agreements were refranchised to an affiliate of an existing IHOP franchisee. The equipment related to those restaurants was sold to the new operator and as a result, financing revenues and financing expenses for the six months ended June 30, 2011 increased $5.0 million and $5.2 million, respectively, compared to the same period of 2010. The increase in revenue was partially offset by a decline in interest revenue due to the decline in note balances due to repayments.

Other Expense and Income Components

	Six Months Ended June 30,		Favorable (Unfavorable)
	2011	2010	Variance	% Change(1)
	(In millions)
General and administrative expenses	$76.4	$77.4	$1.0	1.3%
Interest expense	69.2	88.7	19.5	22.0%
Impairment and closure charges	26.8	2.6	(24.2)	n.m.
Debt modification costs	4.1	—	(4.1)	n.m.
Amortization of intangible assets	6.2	6.2	—	—
Loss (gain) on extinguishment of debt	7.9	(4.6)	(12.5)	(269.9)%
(Gain) loss on disposition of assets	(22.5)	0.2	22.7	n.m.
Income tax provision	13.0	18.4	5.4	29.7%

(1) Percentages calculated on actual, not rounded, amounts

n.m. — percentage change not meaningful

General and Administrative Expenses

General and administrative expenses decreased $1.0 million primarily due to lower stock-based compensation and legal expenses, partially offset by increases in salaries, benefits and travel costs.

Interest Expense

Interest expense decreased by $19.5 million primarily due to lower non-cash interest charges in the first six months of 2011 compared to the same period of 2010 and a decrease in long-term debt. Non-cash interest charges declined to $3.0 million from $20.6 million because deferred financing costs and discounts associated with our debt instruments that were refinanced in October 2010 were written off at that time, in addition to the additional writeoff of deferred financing costs and discounts associated with debt retirements subsequent to the October 2010 refinancing.

Impairment and Closure Charges

Impairment and closure charges were $26.8 million and $2.6 million for the six months ended June 30, 2011 and 2010, respectively. The charges for the first six months of 2011 were primarily comprised of $21.2 million related to termination of our sublease of the commercial space currently occupied by Applebee’s Restaurant Support Center in Lenexa, Kansas and a $4.5 million impairment charge related to the furniture, fixtures and leasehold improvements at that facility.

Impairment and closure charges for the six months ended June 30, 2010 primarily related to closure charges of $1.7 million that related primarily to two company-operated IHOP Cafe restaurants, a non-traditional restaurant format, development of which was ended after initial evaluation, and the closure of an Applebee’s company-operated  restaurant in China.

During the quarter ended June 30, 2011, we performed our quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets (primarily our tradename). No such indicators were noted.

Debt Modification Costs

Pursuant to the Amendment to our Credit Agreement, we incurred costs paid to third parties of $4.1 million in connection with this transaction that were expensed in accordance with U.S. GAAP guidance for debt modifications.

Loss (Gain) on Extinguishment of Debt

During the six months ended June 30, 2011, we repurchased $39.8 million of our 9.5% Senior Notes due October 2018 (the “Senior Notes”) for a cash payment of $43.5 million, inclusive of a premium of $3.7 million. We also repaid $110.0 million of Term Loans at face value. Including write-off of the discount and deferred financing costs related to the debt extinguished, we recognized a loss on the extinguishment of debt of $7.9 million.

During the six months ended June 30, 2010, we retired $68.2 million of our Class A-2-II-X Fixed Rate Senior Term Notes then outstanding for a cash payment of $61.8 million. We recognized a gain on the early retirement of debt of $4.6 million, including write-off of the discount and deferred financing costs related to the retired debt.

Quarter Ended	Instrument	Face Amount Retired/Repaid	Cash Paid	Loss (Gain)(1)
		(In millions)
March 2011	Term Loans	$110.0	$110.0	$2.7
March 2011	Senior Notes	32.3	35.3	4.2
June 2011	Senior Notes	7.5	8.2	1.0
	Total 2011	$149.8	$153.5	$7.9

March 2010	Class A-2-II-X Notes	$48.7	$43.8	$(3.6)
June 2010	Class A-2-II-X Notes	19.5	18.0	(1.1)
	Total 2010	$68.2	$61.8	$(4.6)

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

(Gain) Loss on Disposition of Assets

We recognized a gain on disposition of assets of $22.5 million for the six months ended June 30, 2011 compared to a loss of $0.2 million in the same period of 2010. The gain in 2011 was primarily due to the refranchising and sale of related restaurant assets of 36 Applebee’s company-operated restaurants in the St. Louis area market and 29 of 30 Applebee’s company-operated restaurants in the Washington, D.C. market. The refranchising and sale of related restaurant assets of the one remaining restaurant in the Washington, D.C. market is expected to close in August 2011 and we expect any resulting gain or loss will not be material.

Provision for Income Taxes

The effective tax rate was 30.1% for the six months ended June 30, 2011. The effective tax rate is lower than the federal statutory rate of 35% % due to tax credits and the release of liabilities for unrecognized tax benefits. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee’s company-owned restaurant operations.

Liquidity and Capital Resources

Credit Facilities

In February 2011, we entered into the Amendment to our Credit Agreement, pursuant to which the interest rate margin applicable to LIBOR-based loans under the Term Facility was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for loans under the Term Facility were reduced from 1.50% to 1.25% for LIBOR-based loans and from 2.50% to 2.25% for Base Rate denominated loans. The Amendment also modified certain restrictive covenants of the Credit Agreement, including those relating to repurchases of other debt securities, permitted acquisitions and payments on equity.

In addition, the Amendment increased the available lender commitments under the Revolving Credit Facility from $50.0 million to $75.0 million.  During the second quarter of 2011, we borrowed $25.0 million under the Revolving Credit Facility. The entire $25.0 million was repaid during the second quarter of 2011 and there were no amounts outstanding under the Revolving Credit Facility as of June 30, 2011. Our available borrowing capacity under the Revolving Credit Facility is reduced by outstanding letters of credit, which totaled $15.9 million as of June 30, 2011.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our Revolving Credit Facility will be adequate to meet our liquidity needs over the next twelve months.

Debt Covenants

Pursuant to our Credit Agreement, we are required to comply with a maximum consolidated leverage ratio and a minimum consolidated cash interest coverage ratio.  Our required maximum consolidated leverage ratio of total net debt (net of unrestricted cash not to exceed $75 million) to adjusted EBITDA, on a trailing four-quarter basis, is 7.5x. Our required minimum ratio of adjusted EBITDA to consolidated cash interest, on a trailing four-quarter basis, is 1.5x.  These thresholds are subject to step-downs or step-ups, as applicable, over time. There are no financial maintenance covenants associated with our Senior Notes.

For the trailing four quarters ended June 30, 2011, our consolidated leverage ratio was 5.6x and our consolidated cash interest coverage ratio was 2.3x (see Exhibit 12.1).

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

The EBITDA used in calculating these ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our loss before income taxes, as determined in accordance with U.S. GAAP, and EBITDA used for covenant compliance purposes is as follows:

Trailing Twelve Months Ended June 30, 2011

(In thousands)
U.S. GAAP loss before income taxes	$(21,213)
Interest charges	171,071
Loss on retirement of debt and Series A Preferred Stock	119,529
Depreciation and amortization	55,602
Non-cash stock-based compensation	10,849
Impairment and closure charges	27,819
Other	6,014
Gain on sale of assets	(36,213)
EBITDA	$333,458

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

Refranchising of Applebee’s Company-Operated Restaurants

During the six months ended June 30, 2011, we completed the refranchising of 36 Applebee’s company-operated  restaurants in the St. Louis area market and 29 of 30 Applebee’s company-operated  restaurants in the Washington, D.C. market. Proceeds from asset dispositions, primarily from the sale of restaurant assets associated with the 65 restaurants refranchised, totaled $55.5 million for the six months ended June 30, 2011, of which $51.7 million was used to retire debt. The refranchising and sale of related restaurant assets of the one remaining restaurant in the Washington, D.C. market is expected to close in August 2011.

As of June 30, 2011, we have refranchised 258 Applebee’s company-operated restaurants since the acquisition of Applebee’s.  As discussed under “Transitioning Applebee’s” above, including refranchisings of an additional 67 restaurants in the process of closing, we will have refranchised 325 Applebee’s company-operated restaurants since the acquisition and the Applebee’s system will be approximately 91% franchised (based on the total number of Applebee’s restaurants as of June 30, 2011).  We plan to refranchise and sell the related restaurant assets of a substantial majority of the 167 company-operated Applebee’s restaurants remaining after the transactions in process have closed when such refranchisings and sales are in alignment with our business strategy. We may suspend or delay our plans to refranchise Applebee’s company-operated restaurants and sell the related restaurant assets if we do not believe the sales proceeds would be satisfactory. We consider a range of factors that could impact the likelihood of future refranchising of Applebee’s company-operated restaurants and sale of related restaurant assets and possible proceeds from such sales.

This heavily franchised business model is expected to require less capital investment, improve margins and reduce the volatility of cash flow performance over time, while also providing cash proceeds from sale of assets of Applebee’s company-operated restaurants that have been refranchised for the retirement of debt. As the number of company-operated restaurants declines, the amount reported in future periods for Company restaurant revenues and Company restaurant expenses will also decline while franchise royalty revenues and expenses will increase, as compared to amounts reported in previous periods. Segment profit will also decline as company-operated restaurants are refranchised because franchise royalties are a smaller percentage of restaurant revenues than the restaurant operating profit margin percentage of restaurants formerly operated by the Company.

Under the terms of the Credit Agreement, all of the proceeds (with certain exceptions) of future asset dispositions must be used to repay Term Loans and under certain conditions, we may be required to repurchase Senior Notes with excess proceeds of assets sales, as defined in the Indenture under which the Senior Notes were issued. Assuming interest rates remain at current levels, retirement of debt will result in the reduction of interest expense. . Refranchising of additional Applebee’s company-operated restaurants also will result in a reduction of general and administrative expenses and reduced requirements for capital investment.

A range of factors, including the overall market for restaurant franchises, the availability of financing and the financial and operating performance of Applebee’s company-owned restaurants, can impact the likelihood and timing of the completion of this strategy as well as the ultimate proceeds we will receive from the sale of assets related to Applebee’s company-operated restaurants that have been refranchised.  We continually monitor these factors to assess their impact on possible franchise transactions. We may choose to suspend or revise our refranchising strategy for Applebee’s company-operated restaurants if we do not believe that conditions will lead to satisfactory proceeds from the sale of assets related to Applebee’s company-operated restaurants that have been refranchised.

Cash Flows

In summary, our cash flows were as follows:

	Six Months Ended June 30,
	2011	2010	Variance
	(In millions)
Net cash provided by operating activities	$48.2	$50.3	$(2.1)
Net cash provided by investing activities	48.5	7.6	40.9
Net cash used in financing activities	(164.5)	(76.1)	(88.4)
Net decrease in cash and cash equivalents	$(67.8)	$(18.2)	$(49.6)

Operating Activities

Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, operating earnings from our company-operated restaurants and profit from our rental operations and financing operations. Franchise revenues consist of royalties, IHOP advertising fees and sales of proprietary products to IHOP restaurants, each of which fluctuate with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee’s restaurants by our franchisees and by fluctuations in same-restaurant sales. Operating earnings from company-operated restaurants are impacted by many factors which include but are not limited to changes in traffic patterns, pricing activities and changes in operating expenses. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Financing operations revenue consists of the portion of franchise fees not allocated to IHOP intellectual property, sales of equipment, as well as interest income from the financing of franchise fees and equipment leases. Financing expenses are primarily the cost of restaurant equipment.

Cash provided by operating activities decreased $2.1 million to $48.2 million for the six months ended June 30, 2011 from $50.3 million for the six months ended June 30, 2010. The primary reason for the decrease is a decline in segment profit as the result of the refranchising of 148 Applebee’s company-operated restaurants during the fourth quarter of 2010 and first quarter of 2011, partially offset by favorable net tax payments as the result of a tax refund received in January 2011. Net changes in working capital used cash of $26.1 million in 2011 while net changes in working capital used cash of $27.0 million in 2010, a favorable change of $0.9 million.

Investing Activities

Net cash provided by investing activities of $48.5 million for the six months ended June 30, 2011 was primarily attributable to $55.5 million in proceeds from sales of property and equipment and $7.1 million in principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $13.5 million in capital expenditures. Capital expenditures are expected to be approximately $26 million in fiscal 2011.

Financing Activities

Financing activities used net cash of $164.5 million for the six months ended June 30, 2011. Cash used in financing activities primarily consisted of $178.4 million in repayments of long-term debt, $12.3 million of costs related to the February 2011 debt modification and capital lease obligation and financing obligation repayments of $6.8 million. Of the long-term debt repayments, $110.0 million related to the repayment of Term Loans and $43.5 million related to the repurchase of $39.8 million face amount of Senior Notes at a $3.7 million premium to face value. We borrowed and repaid $25.0 million under our Revolving Credit Facility during the six months ended June 30, 2011. Cash provided by financing activities primarily consisted of $6.2 million in proceeds from the exercise of stock options. We may continue to dedicate a portion of cash flow to opportunistic debt retirement.

With the redemption of our Series A Perpetual Preferred Stock in the fourth quarter of 2010, we no longer have a requirement to pay any dividends in cash. In 2010, we paid a total of $26.1 million in dividends, including $7.6 million of redemption premiums, on the Series A Perpetual Preferred Stock.

Dividends

Dividends representing the change in accreted value of our Series B Convertible Preferred Stock were $1.3 million for the six months ended June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. During the first six months of 2011, there were no significant changes in our estimates and critical accounting policies.

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

The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri. Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal.  On April 21, 2011, the Eighth Circuit Court of Appeals issued its decision on the interlocutory appeal, affirming the trial court’s ruling that the tip credit is subject to a 20% limit on “related duties in a tipped occupation that are not themselves tip producing” based on guidance in the Department of Labor’s Field Operations Handbook. . On May 5, 2011, we filed a petition for rehearing en banc with the Eighth Circuit, which was denied on July 6, 2011 with four judges dissenting.  We have filed for a stay in the Eighth Circuit pending a request to the Supreme Court seeking review there.

We believe we have meritorious defenses and intend to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, we have not accrued a loss contingency related to this matter.

Item 1A.  Risk Factors.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 4 – May 1, 2011	1,271	$50.30	—	—
May 2 – May 29, 2011	—	—	—	—
May 30 – July 3, 2011	25,470	$54.00	—	—
Total	26,741	$53.82	—	—

(a)                      These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards.

(b)                     The Company has no publically announced program to repurchase shares of its common stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 3.1 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
*12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the trailing twelve months ended June 30, 2011.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Schema Document.**
101.CAL	XBRL Calculation Linkbase Document.**
101.DEF	XBRL Definition Linkbase Document.**
101.LAB	XBRL Label Linkbase Document.**
101.PRE	XBRL Presentation Linkbase Document.**

*             Filed Herewith

**          Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DineEquity, Inc. (Registrant)

August 3, 2011	BY:	/s/ Julia A. Stewart
(Date)		Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

August 3, 2011		/s/ John F. Tierney
(Date)		John F. Tierney Chief Financial Officer (Principal Financial Officer)

August 3, 2011		/s/ Greggory Kalvin
(Date)		Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)