Form 10-Q
period 2011-09-30
DineEquity, Inc
filed 2011-11-03
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2011
 OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                  to

Commission File Number 001-15283
 ________________________________________________________________
DineEquity, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3038279 (I.R.S. Employer Identification No.)

450 North Brand Boulevard, Glendale, California	91203-1903
(Address of principal executive offices)	(Zip Code)

(818) 240-6055
(Registrant’s telephone number, including area code)
 ______________________________________________________________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2011
Common Stock, $.01 par value	18,039,682

DINEEQUITY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
DINEEQUITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,940	$102,309
Restricted cash	3,221	854
Receivables, net	73,071	98,776
Inventories	10,695	10,757
Prepaid income taxes	13,763	34,094
Prepaid gift cards	25,048	27,465
Prepaid expenses	14,439	14,602
Deferred income taxes	31,367	24,301
Assets held for sale	39,972	37,944
Total current assets	265,516	351,102
Non-current restricted cash	—	778
Restricted assets related to captive insurance subsidiary	3,675	3,562
Long-term receivables	230,588	239,945
Property and equipment, net	524,947	612,175
Goodwill	697,470	697,470
Other intangible assets, net	825,046	835,879
Other assets, net	115,097	115,730
Total assets	$2,662,339	$2,856,641
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$7,420	$9,000
Accounts payable	29,410	32,724
Accrued employee compensation and benefits	23,748	32,846
Gift card liability	68,066	124,972
Accrued interest payable	31,763	17,482
Current maturities of capital lease and financing obligations	15,015	16,556
Facility closure liability	20,530	—
Other accrued expenses	23,359	31,502
Total current liabilities	219,311	265,082
Long-term debt, less current maturities	1,480,393	1,631,469
Financing obligations, less current maturities	203,091	237,826
Capital lease obligations, less current maturities	136,957	144,016
Deferred income taxes	384,629	375,697
Other liabilities	114,484	118,972
Total liabilities	2,538,865	2,773,062
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, Series B, at accreted value, shares:10,000,000 authorized; 35,000 issued; September 30, 2011 - 34,900 outstanding; December 31, 2010 - 35,000 outstanding	43,850	42,055
Common stock, $.01 par value, shares: 40,000,000 authorized; September 30, 2011 - 24,669,129 issued, 18,034,083 outstanding; December 31, 2010 - 24,382,991 issued,18,183,083 outstanding	247	243
Additional paid-in-capital	203,971	192,214
Retained earnings	168,907	124,250
Accumulated other comprehensive loss	(312)	(282)
Treasury stock, at cost (shares:September 30, 2011 - 6,635,046; December 31, 2010 - 6,199,908)	(293,189)	(274,901)
Total stockholders’ equity	123,474	83,579
Total liabilities and stockholders’ equity	$2,662,339	$2,856,641
 See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Segment Revenues:
Franchise revenues	$97,679	$92,157	$300,782	$280,851
Company restaurant sales	131,618	206,907	420,955	642,216
Rental revenues	31,163	32,210	95,003	98,329
Financing revenues	4,021	4,241	16,279	12,319
Total segment revenues	264,481	335,515	833,019	1,033,715
Segment Expenses:
Franchise expenses	25,006	25,298	78,656	76,163
Company restaurant expenses	113,976	177,253	363,021	551,874
Rental expenses	24,521	24,628	73,734	74,337
Financing expenses	425	763	6,001	1,234
Total segment expenses	163,928	227,942	521,412	703,608
Gross segment profit	100,553	107,573	311,607	330,107
General and administrative expenses	38,712	39,594	115,152	116,994
Interest expense	32,170	42,814	101,343	131,530
Impairment and closure charges	193	1,143	26,947	3,725
Debt modification costs	—	—	4,103	—
Amortization of intangible assets	3,075	3,077	9,225	9,230
Loss (gain) on extinguishment of debt	—	—	7,885	(4,640)
Loss (gain) on disposition of assets	1,176	745	(21,287)	923
Income before income taxes	25,227	20,200	68,239	72,345
Provision for income taxes	(8,702)	(5,869)	(21,667)	(24,302)
Net income	$16,525	$14,331	$46,572	$48,043
Net income available to common stockholders
Net income	$16,525	$14,331	$46,572	$48,043
Less: Series A preferred stock dividends	—	(5,640)	—	(17,100)
Less: Accretion of Series B preferred stock	(647)	(612)	(1,915)	(1,810)
Less: Net income allocated to unvested participating restricted stock	(359)	(307)	(1,212)	(1,113)
Net income available to common stockholders	$15,519	$7,772	$43,445	$28,020
Net income available to common stockholders per share
Basic	$0.86	$0.45	$2.43	$1.63
Diluted	$0.85	$0.44	$2.38	$1.60
Weighted average shares outstanding
Basic	17,968	17,227	17,912	17,168
Diluted	18,243	17,568	18,268	17,519

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$46,572	$48,043
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	38,599	47,594
Non-cash interest expense	4,582	31,203
Loss (gain) on extinguishment of debt	7,885	(4,640)
Impairment and closure charges	26,729	3,085
Deferred income taxes	1,866	(10,976)
Non-cash stock-based compensation expense	6,913	11,150
Tax benefit from stock-based compensation	6,085	1,407
Excess tax benefit from stock options exercised	(5,713)	(2,211)
(Gain) loss on disposition of assets	(21,287)	923
Other	(217)	(1,847)
Changes in operating assets and liabilities
Receivables	25,360	30,930
Inventories	(1,202)	226
Prepaid expenses	2,449	2,649
Current income tax receivables and payables	21,519	7,253
Accounts payable	(3,992)	(4,699)
Accrued employee compensation and benefits	(9,099)	(3,460)
Gift card liability	(56,906)	(49,742)
Other accrued expenses	4,928	(9,384)
Cash flows provided by operating activities	95,071	97,504
Cash flows from investing activities
Additions to property and equipment	(20,829)	(11,421)
Proceeds from sale of property and equipment and assets held for sale	60,188	1,975
Principal receipts from notes, equipment contracts and other long-term receivables	9,922	14,939
Other	(558)	1,842
Cash flows provided by investing activities	48,723	7,335
Cash flows from financing activities
Proceeds from issuance of long-term debt	25,000	—
Repayment of long-term debt	(178,437)	(80,658)
Principal payments on capital lease and financing obligations	(10,296)	(12,191)
Dividends paid	—	(17,100)
Purchase of common stock	(21,170)	—
Payment of debt modification and issuance costs	(12,307)	(1,008)
Repurchase of restricted stock	(4,802)	(1,029)
Proceeds from stock options exercised	6,326	2,487
Excess tax benefit from stock options exercised	5,713	2,211
Change in restricted cash	(1,590)	25,377
Other	(600)	(12)
Cash flows used in financing activities	(192,163)	(81,923)
Net change in cash and cash equivalents	(48,369)	22,916
Cash and cash equivalents at beginning of period	102,309	82,314
Cash and cash equivalents at end of period	$53,940	$105,230
Supplemental disclosures
Interest paid	$95,867	$113,755
Income taxes paid	$15,685	$29,350

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters are reported as ending on March 31, June 30, September 30 and December 31. The first three fiscal quarters of 2011 ended April 3, July 3, and October 2, 2011, respectively; the first three fiscal quarters of 2010 ended April 4, July 4, and October 3, 2010, respectively.

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

Reclassifications

Certain reclassifications have been made to prior year information to conform to the current year presentation. These reclassifications had no effect on the net income or financial position previously reported. The following items previously reported as “other expense, net” for the three months and nine months ended September 30, 2010 have been reclassified as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2010
	(In thousands)
Total other expense, as reported	$838	$2,783
Reclassified to:
Rental expenses	$712	$2,172
Impairment and closure charges	254	640
General and administrative expenses	229	463
Interest expense	(50)	96
Franchise revenues	(74)	(289)
Franchise expenses	(215)	(205)
Other line items	(18)	(94)
Total reclassified	$838	$2,783

3. Accounting Policies

Newly Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). To improve consistency in application across jurisdictions, some wording changes are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. ASU 2011-04 also provides for certain changes in current U.S. GAAP disclosure requirements. The amendments in ASU 2011-04 are to be applied prospectively, and will be effective for the Company’s fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the presentation format the Company currently uses. This update eliminates that option. The changes to the presentation format are required to be applied retrospectively, and will be effective for the Company’s fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other — Testing Goodwill for Impairment ("ASU 2011-08"). The amendments in ASU No. 2011-08 are intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 will be effective for the Company's fiscal years beginning after December 15, 2011; earlier adoption is permitted. As the amendments do not change the underlying principle that the carrying value of goodwill should not exceed its implied fair value, the adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the consolidated financial statements as a result of future adoption.

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

During the nine months ended September 30, 2011, the Company entered into an agreement for the franchising and sale of related restaurant assets of 66 Applebee’s company-operated restaurants located in Massachusetts, New Hampshire, Maine, Rhode Island, Vermont and parts of New York. Additionally, the Company entered into a sale-leaseback agreement for a single Applebee's company-operated restaurant and took back one IHOP franchise restaurant to be refranchised. Accordingly, $38.6 million, representing the net book value of the assets related to these restaurants, was transferred to assets held for sale. During the nine months ended September 30, 2011, the Company sold 36 Applebee’s company-operated restaurants in the St. Louis market area, 30 Applebee’s company-operated restaurants in the Washington, D.C. market and two parcels of land on which Applebee’s franchised restaurants are situated. Additionally, the two IHOP restaurants held for sale were refranchised.

The balance of assets held for sale at September 30, 2011 of $40.0 million was comprised of 66 Applebee’s company-operated restaurants located in Massachusetts, New Hampshire, Maine, Rhode Island, Vermont and parts of New York, one parcel of land on which an Applebee’s franchised restaurant is situated and three parcels of land previously acquired and held for future development. There were no IHOP restaurants held for refranchising in assets held for sale.

The following table summarizes the changes in the balance of assets held for sale during 2011:

(In millions)
Balance, December 31, 2010	$37.9
Assets transferred to held for sale	38.6
Assets sold	(35.5)
Refranchised	(0.7)
Other	(0.3)
Balance, September 30, 2011	$40.0

5. Long-Term Debt

Long-term debt consists of the following components:

	September 30, 2011	December 31, 2010
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 4.25% and 6.0% as of September 30, 2011 and December 31, 2010, respectively	$734.0	$844.0
Senior Notes due October 2018, at a fixed rate of 9.5%	785.3	825.0
Discount	(31.5)	(28.5)
Total long-term debt	1,487.8	1,640.5
Less current maturities	(7.4)	(9.0)
Long-term debt, less current maturities	$1,480.4	$1,631.5

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

The Company paid $12.3 million in fees and costs related to the Amendment. $7.4 million in fees were paid to lenders and recorded as additional discount on debt and $0.8 million of costs related to the increase in the Revolving Credit Facility were recorded as deferred financing costs. Fees paid to third parties of $4.1 million were recorded as “Debt modification costs” in the Consolidated Statements of Income for the nine months ended September 30, 2011.

Loss (Gain) on Extinguishment of Debt

During the nine months ended September 30, 2011 and September 30, 2010, the Company recognized the following losses and gains on the extinguishment of debt:

Quarter Ended	Instrument (1)	Face Amount Retired/Repaid	Cash Paid	Loss (Gain)(2)
		(In millions)
March 2011	Term Loans	$110.0	$110.0	$2.7
March 2011	Senior Notes	32.3	35.3	4.2
June 2011	Senior Notes	7.5	8.2	1.0
Nine months ended September 30, 2011		$149.8	$153.5	$7.9

March 2010	Class A-2-II-X Notes	$48.7	$43.8	$(3.5)
June 2010	Class A-2-II-X Notes	19.5	18.0	(1.1)
Nine months ended September 30, 2010		$68.2	$61.8	$(4.6)

(1) For a description of the respective instruments, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(2) Including write-off of the discount and deferred financing costs related to the debt retired.

Compliance with Covenants and Restrictions

The Company was in compliance with all the covenants and restrictions related to its Credit Facility and Senior Notes as of September 30, 2011.

6. Financing Obligations

As of September 30, 2011, future minimum lease payments under financing obligations during the initial terms of the leases related to sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
Remainder of 2011	$5.6
2012(1)	20.7
2013	23.0
2014	23.2
2015	23.3
Thereafter	278.9
Total minimum lease payments	374.7
Less interest	(165.9)
Total financing obligations	208.8
Less current portion(2)	(5.7)
Long-term financing obligations	$203.1

(1)     Due to the varying closing dates of the Company’s fiscal years, 11 monthly payments will be made in fiscal 2012.
(2)     Included in “current maturities of capital lease and financing obligations” on the consolidated balance sheet.

During the nine months ended September 30, 2011, the Company’s continuing involvement with 17 properties subject to financing obligations was ended by assignment of the lease obligations to a qualified franchisee. As a result, the Company’s financing obligations were reduced by $32.7 million.

7. Impairment and Closure Charges

The Company assesses tangible long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The following table summarizes the components of impairment and closure charges for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Impairment and closure charges:
Impairment	$0.1	$1.3	$4.9	$1.6
Lenexa lease termination	—	—	21.2	—
Other closure charges	0.1	(0.2)	0.8	2.1
Total impairment and closure charges	$0.2	$1.1	$26.9	$3.7

Impairment and closure charges for the nine months ended September 30, 2011 totaled $26.9 million and primarily related to termination of the Company’s sublease of the commercial space currently occupied by Applebee’s Restaurant Support Center in Lenexa, Kansas. The Company recognized a charge of $21.3 million for the termination fee and other closing costs and a $4.5 million impairment charge related to furniture, fixtures and leasehold improvements at the Restaurant Support Center, the book value of which was not realizable as the result of the termination of the sublease.

Impairment and closure charges for the nine months ended September 30, 2010 totaled $3.7 million. Impairment charges of $1.6 million primarily related to Applebee's company-operated restaurants reclassified as held for sale. Closure charges of $2.1 million related primarily to two company-operated IHOP Cafe restaurants, a non-traditional restaurant format development of which was ended after initial evaluation, and the closure of an Applebee's company-operated restaurant in China.

The following table summarizes changes in the closure liability for the Applebee’s Restaurant Support Center in Lenexa, Kansas:

(In thousands)
Balance, December 31, 2010	$—
Closure cost accrual	21,160
Payments	(630)
Balance, September 30, 2011	$20,530

Substantially all of the closure liability is expected to be paid in the fourth quarter of 2011.

8. Income Taxes

The effective tax rate was 34.5% and 31.8% for the three months and nine months ended September 30, 2011, respectively. The effective tax rate of 31.8% is lower than the federal statutory rate of 35% for the nine months ended September 30, 2011 primarily due to tax credits and the release of liabilities for unrecognized tax benefits. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee's company-owned restaurant operations.

At September 30, 2011, the Company had a liability for unrecognized tax benefits, including potential interest and penalties net of related tax benefit, totaling $11.7 million, of which approximately $2.9 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlements with taxing authorities will occur.

As of September 30, 2011, accrued interest and penalties were $5.0 million and $0.7 million, respectively, excluding any related income tax benefits. As of December 31, 2010, accrued interest and penalties were $8.9 million and $0.5 million, respectively, excluding any related income tax benefits. The decrease of $3.9 million of accrued interest is primarily related to the release of liabilities for unrecognized tax benefits surrounding gift card income deferral as a result of the issuance of new guidance by the U.S. Internal Revenue Service ("IRS"), partially offset by the accrual of interest on the remaining liability for unrecognized tax benefits during the nine months ended September 30, 2011. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Income.

The Company or one of its subsidiaries files federal income tax returns and income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-U.S. tax examinations by tax authorities for years before 2006 for federal returns and other jurisdictions. Applebee's is currently under audit by the IRS for the period ended November 29, 2007. The Company is currently under audit by the IRS for the period ended December 31, 2007.

9. Stock-Based Compensation

From time to time, the Company has granted nonqualified stock options, restricted stock awards, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and  non-employee directors of the Company. Currently, the Company is authorized to grant nonqualified stock options, stock appreciation rights, restricted stock awards, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and nonemployee directors under the DineEquity, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan was approved by stockholders on May 17, 2011 and permits the issuance of up to 1,500,000 shares of the Company’s common stock for incentive stock awards. The 2011 Plan will expire in May 2021.

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

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Pre-tax compensation expense	$1.6	$4.7	$8.0	$12.9
Tax provision	(0.6)	(1.9)	(3.2)	(5.1)
Total stock-based compensation expense, net of tax	$1.0	$2.8	$4.8	$7.8

As of September 30, 2011, $7.8 million and $8.9 million (including estimated forfeitures) of total unrecognized compensation cost related to restricted stock and stock options, respectively, is expected to be recognized over a weighted average period of 1.55 years for restricted stock and 1.46 years for stock options.

The estimated fair values of the options granted during 2011 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.77%
Weighted average historical volatility	82.7%
Dividend yield	—
Expected years until exercise	4.84
Forfeitures	11.0%
Weighted average fair value of options granted	$34.72

Option balances as of September 30, 2011 and activity related to the Company’s stock options during the nine months then ended were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,523,710	$24.90
Granted	229,449	$53.21
Exercised	(378,866)	$16.70
Forfeited	(43,444)	$28.22
Outstanding at September 30, 2011	1,330,849	$32.01	6.85	$13,961,000
Vested at September 30, 2011 and Expected to Vest	1,152,655	$32.70	6.62	$11,257,000
Exercisable at September 30, 2011	614,321	$33.98	4.97	$4,435,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the third quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

A summary of restricted stock activity for the nine months ended September 30, 2011 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	666,244	$28.62	18,000	$29.32
Granted	142,574	$54.10	—	—
Released	(267,565)	$39.76	—	—
Forfeited	(52,810)	$29.96	—	—
Outstanding at September 30, 2011	488,443	$29.80	18,000	$29.32

The Company has issued 44,957 shares of cash-settled restricted stock units to members of the Board of Directors, of which 41,957 are outstanding at September 30, 2011. As these instruments only can be settled in cash, they are recorded as liabilities based on the closing price of the Company’s common stock as of September 30, 2011. For the nine months ended September 30, 2011 and 2010, $0.3 million and $1.1 million, respectively, were included as pre-tax stock-based compensation expense for the cash-settled restricted stock units.

10. Segments

The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of September 30, 2011, the franchise operations segment consisted of (i) 1,767 restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 14 countries outside the United States; and (ii) 1,519 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and three countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

As of September 30, 2011, the company restaurant operations segment consisted of 243 Applebee’s company-operated restaurants and 13 IHOP company-operated restaurants, all in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants.

Financing operations revenue consists of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment and the portion of franchise fees not allocated to intellectual property. Financing expenses are primarily the costs of restaurant equipment.

Information on segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Revenues from External Customers
Franchise operations	$97.7	$92.2	$300.8	$280.9
Company restaurants	131.6	206.9	420.9	642.2
Rental operations	31.2	32.2	95.0	98.3
Financing operations	4.0	4.2	16.3	12.3
Total	$264.5	$335.5	$833.0	$1,033.7
Interest Expense
Company restaurants	$0.1	$0.2	$0.4	$0.6
Rental operations	4.4	4.6	13.6	14.3
Corporate	32.2	42.8	101.3	131.5
Total	$36.7	$47.6	$115.3	$146.4
Depreciation and amortization
Franchise operations	$2.3	$2.5	$7.4	$7.5
Company restaurants	4.0	7.2	13.5	22.1
Rental operations	3.5	3.5	10.5	10.4
Corporate	2.5	3.0	7.2	7.6
Total	$12.3	$16.2	$38.6	$47.6
Income (loss) before income taxes
Franchise operations	$72.7	$66.9	$222.1	$204.7
Company restaurants	17.7	29.7	57.9	90.3
Rental operations	6.6	7.5	21.3	24.0
Financing operations	3.6	3.5	10.3	11.1
Corporate	(75.4)	(87.4)	(243.4)	(257.8)
Total	$25.2	$20.2	$68.2	$72.3

11. Other Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Net income	$16.5	$14.3	$46.6	$48.0
Other comprehensive income, net of tax:
Interest rate swap	—	2.4	—	6.9
Total comprehensive income	$16.5	$16.7	$46.6	$54.9

The amount of income tax benefit allocated to the interest rate swap was $1.5 million and $4.5 million for the three months and nine months ended September 30, 2010, respectively. The loss related to an interest rate swap designated as a cash flow hedge that was being reclassified into earnings as interest expense over the expected life of the related debt, which was estimated to be approximately five years. The entire amount of loss remaining at the time of retirement of the related designated debt was reclassified into earnings in October 2010.

The accumulated comprehensive loss of $0.3 million (net of tax) reflected in the Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010 is primarily comprised of a temporary decline in available-for-sale securities.

12. Net Income per Share

The computation of the Company’s basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator for basic and dilutive income - per common share:
Net income	$16,525	$14,331	$46,572	$48,043
Less: Series A Preferred Stock dividends	—	(5,640)	—	(17,100)
Less: Accretion of Series B Preferred Stock	(647)	(612)	(1,915)	(1,810)
Less: Net income allocated to unvested participating restricted stock	(359)	(307)	(1,212)	(1,113)
Net income available to common stockholders - basic	15,519	7,772	43,445	28,020
Effect of unvested participating restricted stock in two-class calculation	5	6	22	21
Net income available to common stockholders - diluted	$15,524	$7,778	$43,467	$28,041
Denominator:
Weighted average outstanding shares of common stock - basic	17,968	17,227	17,912	17,168
Dilutive effect of:
Stock options	275	341	356	351
Weighted average outstanding shares of common stock - diluted	18,243	17,568	18,268	17,519
Net income per common share:
Basic	$0.86	$0.45	$2.43	$1.63
Diluted	$0.85	$0.44	$2.38	$1.60

The effect of adding shares from the assumed conversion of Series B Convertible Preferred stock to the denominator and the related add-back of the dividends on Series B Convertible Preferred stock to the numerator is anti-dilutive for the three months and nine months ended September 30, 2011 and 2010, respectively.

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

Financial instruments measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 are as follows:

		Fair Value Measured Using
	Fair Value	Level 1	Level 2	Level 3
	(In millions)
At September 30, 2011:
Restricted assets of captive insurance company	$3.7	$1.1	$—	$2.6
Loan guarantees	$0.2	$—	$—	$0.2
At December 31, 2010:
Restricted assets of captive insurance company	$3.6	$1.0	$—	$2.6
Loan guarantees	$0.2	$—	$—	$0.2

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

At September 30, 2011 and December 31, 2010, the cost and market value of our financial instruments measured at fair value (restricted assets related to Applebee’s captive insurance subsidiary) are as follows:

September 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Cash equivalents and money market funds	$1.1	$—	$—	$1.1
Auction-rate securities	$2.9	$—	$(0.3)	$2.6

December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Cash equivalents and money market funds	$1.0	$—	$—	$1.0
Auction-rate securities	$2.9	$—	$(0.3)	$2.6

The scheduled maturity of one auction-rate security valued at $0.6 million is December 2030. The remaining balance of auction-rate securities is in mutual funds invested in auction rate securities with no scheduled maturity for the funds.

The fair values of non-current financial liabilities at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, less current maturities	$1,480.4	$1,484.3	$1,631.5	$1,721.0

At September 30, 2011 and December 31, 2010, the fair value of the non-current financial liabilities was determined based on Level 2 inputs.

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

The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri. Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal.  On April 21, 2011, the Eighth Circuit Court of Appeals issued its decision on the interlocutory appeal, affirming the trial court’s ruling that the tip credit is subject to a 20% limit on “related duties in a tipped occupation that are not themselves tip producing” based on guidance in the Department of Labor’s Field Operations Handbook. On May 5, 2011, the Company filed a petition for rehearing en banc with the Eighth Circuit Court of Appeals, which was denied on July 6, 2011 with four judges dissenting. On October 4, 2011, the Company filed a petition for certiorari asking the United States Supreme Court to review the decision of the Eighth Circuit Court of Appeals.

The Company believes it has meritorious defenses and intends to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $214.5 million as of September 30, 2011. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2011 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 30, 2011.

15. Involvement with Variable Interest Entities

In February 2009, the Company and owners of Applebee’s and IHOP franchise restaurants formed Centralized Supply Chain Services, LLC (“CSCS”), a purchasing co-operative, to manage procurement activities for the Applebee’s and IHOP restaurants choosing to join CSCS. CSCS is a variable interest entity (“VIE”) as defined under U.S. GAAP. Under the terms of the membership agreements, each member restaurant belonging to CSCS has equal and identical voting rights, ownership rights and obligations. The Company does not have voting control of CSCS. Accordingly, the Company is not considered to be the primary beneficiary of the VIE and therefore does not consolidate the results of CSCS. The Company reaffirmed this assessment as of September 30, 2011 as there have been no changes in the significant facts and circumstances related to the Company’s involvement with CSCS.

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

Supplemental Condensed Consolidating Balance Sheet
September 30, 2011
(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$34.7	$18.8	$0.5	$—	$54.0
Restricted cash	—	3.2	—	—	3.2
Receivables, net	0.1	72.8	0.1	—	73.0
Inventories	—	10.7	—	—	10.7
Prepaid expenses	64.3	38.3	0.2	(49.5)	53.3
Deferred income taxes	3.3	23.1	5.0	—	31.4
Assets held for sale	—	37.7	2.2	—	39.9
Intercompany	(300.2)	299.4	0.8	—	—
Total current assets	(197.8)	504.0	8.8	(49.5)	265.5
Non-current restricted cash	—	—	—	—	—
Long-term receivables	—	230.6	—	—	230.6
Property and equipment, net	19.3	505.7	—	—	525.0
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	825.0	—	—	825.0
Other assets, net	24.7	93.9	0.1	—	118.7
Investment in subsidiaries	1,758.3	—	—	(1,758.3)	—
Total assets	$1,604.5	$2,856.7	$8.9	$(1,807.8)	$2,662.3
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$7.4	$—	$—	$—	$7.4
Accounts payable	1.6	27.8	—	—	29.4
Accrued employee compensation and benefits	4.6	19.0	0.1	—	23.7
Gift card liability	—	68.1	—	—	68.1
Other accrued expenses	(22.4)	161.5	1.1	(49.5)	90.7
Total current liabilities	(8.8)	276.4	1.2	(49.5)	219.3
Long-term debt	1,480.4	—	—	—	1,480.4
Financing obligations	—	203.1	—	—	203.1
Capital lease obligations	—	137.0	—	—	137.0
Deferred income taxes	5.7	378.8	—	—	384.5
Other liabilities	3.7	109.6	1.2	—	114.5
Total liabilities	1,481.0	1,104.9	2.4	(49.5)	2,538.8
Total stockholders’ equity	123.5	1,751.8	6.5	(1,758.3)	123.5
Total liabilities and stockholders’ equity	$1,604.5	$2,856.7	$8.9	$(1,807.8)	$2,662.3

Supplemental Condensed Consolidating Balance Sheet
December 31, 2010
(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$23.4	$77.3	$1.6	$—	$102.3
Restricted cash	—	0.9	—	—	0.9
Receivables, net	—	98.7	—	—	98.7
Inventories	—	10.7	—	—	10.7
Prepaid expenses	2.7	73.8	—	(0.3)	76.2
Deferred income taxes	1.1	17.9	5.3	—	24.3
Assets held for sale	—	35.7	2.3	—	38.0
Intercompany	(46.0)	46.0	—	—	—
Total current assets	(18.8)	361.0	9.2	(0.3)	351.1
Non-current restricted cash	—	0.8	—	—	0.8
Long-term receivables	—	240.0	—	—	240.0
Property and equipment, net	16.5	595.7	—	—	612.2
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	835.8	0.1	—	835.9
Other assets, net	28.3	89.3	0.2	1.3	119.1
Investment in subsidiaries	1,683.3	—	—	(1,683.3)	—
Total assets	$1,709.3	$2,820.1	$9.5	$(1,682.3)	$2,856.6
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$9.0	$—	$—	$—	$9.0
Accounts payable	3.7	29.1	—	—	32.8
Accrued employee compensation and benefits	9.3	23.4	0.1	—	32.8
Gift card liability	—	125.0	—	—	125.0
Other accrued expenses	(26.0)	90.8	1.0	(0.3)	65.5
Total current liabilities	(4.0)	268.3	1.1	(0.3)	265.1
Long-term debt	1,631.5	—	—	—	1,631.5
Financing obligations	—	237.8	—	—	237.8
Capital lease obligations	—	144.0	—	—	144.0
Deferred income taxes	(5.6)	380.0	—	1.3	375.7
Other liabilities	3.5	114.4	1.0	—	118.9
Total liabilities	1,625.4	1,144.5	2.1	1.0	2,773.0
Total stockholders’ equity	83.9	1,675.6	7.4	(1,683.3)	83.6
Total liabilities and stockholders’ equity	$1,709.3	$2,820.1	$9.5	$(1,682.3)	$2,856.6

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2011
(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$0.6	$96.9	$0.2	$—	$97.7
Restaurant sales	—	131.3	0.4	—	131.7
Rental revenues	—	31.1	—	—	31.1
Financing revenues	—	4.0	—	—	4.0
Total revenue	0.6	263.3	0.6	—	264.5
Franchise expenses	0.5	24.4	—	—	24.9
Restaurant expenses	—	113.7	0.2	—	113.9
Rental expenses	—	24.5	0.1	—	24.6
Financing expenses	—	0.4	—	—	0.4
General and administrative	6.5	31.7	0.5	—	38.7
Interest expense	28.3	4.0	—	—	32.3
Impairment and closure	—	—	0.2	—	0.2
Amortization of intangible assets	—	3.0	—	—	3.0
Loss on extinguishment of debt	—	—	—	—	—
Loss (gain) on disposition of assets	—	1.2	—	—	1.2
Other	(37.0)	0.4	(0.5)	37.1	—
Income (loss) before income taxes	2.3	60.0	0.1	(37.1)	25.3
Benefit (provision) for income taxes	14.3	(23.2)	0.2	—	(8.7)
Net (loss) income	$16.6	$36.8	$0.3	$(37.1)	$16.6

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2010
(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$—	$92.2	$—	$—	$92.2
Restaurant sales	—	206.5	0.4	—	206.9
Rental revenues	—	32.2	—	—	32.2
Financing revenues	—	4.2	—	—	4.2
Total revenue	—	335.1	0.4	—	335.5
Franchise expenses	—	25.4	—	—	25.4
Restaurant expenses	—	176.9	0.4	—	177.3
Rental expenses	—	24.5	0.1	—	24.6
Financing expenses	—	0.7	—	—	0.7
General and administrative	5.6	33.5	0.4	—	39.5
Interest expense	(0.2)	43.0	—	—	42.8
Impairment and closure	—	1.1	0.1	—	1.2
Amortization of intangible assets	—	3.0	—	—	3.0
Gain on extinguishment of debt	—	—	—	—	—
Loss (gain) on disposition of assets	—	0.7	—	—	0.7
Other (income) expense	0.4	(17.2)	(0.6)	17.5	0.1
Intercompany dividend	(18.5)	—	—	18.5	—
Income (loss) before income taxes	12.7	43.5	—	(36.0)	20.2
Benefit (provision) for income taxes	2.7	(8.6)	—	—	(5.9)
Net (loss) income	$15.4	$34.9	$—	$(36.0)	$14.3

Supplemental Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2011
(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$1.9	$298.2	$0.7	$—	$300.8
Restaurant sales	—	419.8	1.2	—	421.0
Rental revenues	—	94.9	0.1	—	95.0
Financing revenues	—	16.3	—	—	16.3
Total revenue	1.9	829.2	2.0	—	833.1
Franchise expenses	1.6	77.1	—	—	78.7
Restaurant expenses	—	362.3	0.7	—	363.0
Rental expenses	—	73.6	0.1	—	73.7
Financing expenses	—	6.0	—	—	6.0
General and administrative	20.1	93.4	1.7	—	115.2
Interest expense	89.2	12.1	—	—	101.3
Impairment and closure	—	26.6	0.3	—	26.9
Amortization of intangible assets	—	9.2	—	—	9.2
Loss on extinguishment of debt	7.9	—	—	—	7.9
Loss (gain) on disposition of assets	—	(21.2)	—	—	(21.2)
Debt modification costs	4.1				4.1
Other	(86.0)	20.9	(1.4)	66.5	—
Income (loss) before income taxes	(35.0)	169.2	0.6	(66.5)	68.3
Benefit (provision) for income taxes	47.8	(69.3)	(0.2)	—	(21.7)
Net (loss) income	$12.8	$99.9	$0.4	$(66.5)	$46.6

Supplemental Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2010
(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$—	$280.7	$0.3	$—	$281.0
Restaurant sales	—	640.6	1.6	—	642.2
Rental revenues	—	98.1	0.1	—	98.2
Financing revenues	—	12.3	—	—	12.3
Total revenue	—	1,031.7	2.0	—	1,033.7
Franchise expenses	—	76.1	—	—	76.1
Restaurant expenses	—	550.1	1.7	—	551.8
Rental expenses	—	74.3	0.1	—	74.4
Financing expenses	—	1.2	—	—	1.2
General and administrative	19.8	95.3	1.8	—	116.9
Interest expense	—	131.5	—	—	131.5
Impairment and closure	—	3.1	0.7	—	3.8
Amortization of intangible assets	—	9.2	—	—	9.2
Gain on extinguishment of debt	—	(4.6)	—	—	(4.6)
Loss (gain) on disposition of assets	—	1.1	(0.1)	—	1.0
Other (income) expense	0.2	1.1	(1.3)	—	—
Intercompany dividend	(52.4)	(54.4)	—	106.8	—
Income (loss) before income taxes	32.4	147.7	(0.9)	(106.8)	72.4
Benefit (provision) for income taxes	7.9	(32.4)	0.2	—	(24.3)
Net (loss) income	$40.3	$115.3	$(0.7)	$(106.8)	$48.1

Supplemental Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011
(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(90.4)	$184.7	$0.8	—	$95.1
Investing cash flows
Additions to property and equipment	(5.8)	(15.0)	—	—	(20.8)
Principal receipts from long-term receivables	—	9.9	—	—	9.9
Proceeds from sale of assets	—	60.2	—	—	60.2
Other	—	(0.6)	—	—	(0.6)
Cash flows provided by (used in) investing activities	(5.8)	54.5	—	—	48.7
Financing cash flows
Issuance of debt	25.0	—	—	—	25.0
Payment of debt	(178.4)	(10.3)	—	—	(188.7)
Payment of debt issuance costs	(0.8)	—	—	—	(0.8)
Purchase of common stock	(21.2)	—	—	—	(21.2)
Restricted cash		(1.6)	—	—	(1.6)
Other	(5.3)	0.4	—	—	(4.9)
Intercompany transfers	288.2	(286.4)	(1.8)	—	—
Cash flows provided by (used in) financing activities	107.5	(297.9)	(1.8)	—	(192.2)
Net change	11.3	(58.7)	(1.0)	—	(48.4)
Beginning cash and equivalents	23.4	77.3	1.6	—	102.3
Ending cash and equivalents	$34.7	$18.6	$0.6	—	$53.9

Supplemental Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2010
(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$14.0	$84.0	$(0.5)	—	$97.5
Investing cash flows
Additions to property and equipment	(4.8)	(6.6)	—	—	(11.4)
Principal receipts from long-term receivables	3.0	11.9	—	—	14.9
Proceeds from sale of assets	—	(0.2)	2.2	—	2.0
Other	—	1.8	—	—	1.8
Cash flows provided by (used in) investing activities	(1.8)	6.9	2.2	—	7.3
Financing cash flows
Payment of debt	—	(92.8)	—	—	(92.8)
Payment of debt issuance costs	(0.8)	(0.3)	—	—	(1.1)
Dividends	(17.1)		—	—	(17.1)
Restricted cash	—	25.4	—	—	25.4
Other	3.7	—	—	—	3.7
Intercompany transfers	2.0	(0.4)	(1.6)	—	—
Cash flows provided by (used in) financing activities	(12.2)	(68.1)	(1.6)	—	(81.9)
Net change	—	22.8	0.1	—	22.9
Beginning cash and equivalents	—	80.9	1.4	—	82.3
Ending cash and equivalents	$—	$103.7	$1.5	—	$105.2

17. Subsequent Events

On October 13, 2011, the Company entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 17 Applebee’s company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee. This sale is expected to close in the fiscal first quarter of 2012.

On November 2, 2011, the Company completed the sale of 62 of 66 Applebee's company-operated restaurants located in Massachusetts, New Hampshire, Maine, Rhode Island, Vermont and parts of New York state. The Company expects to recognize a gain of approximately $23 million on the sale of the 66 restaurants.

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

The Company was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes® (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company or its predecessors have engaged in the development, operation, franchising and licensing of IHOP restaurants. In November 2007, we acquired Applebee’s International, Inc. (“Applebee’s”), which became a wholly-owned subsidiary of the Company. Through various IHOP and Applebee’s subsidiaries, we own, operate and franchise two restaurant concepts in the casual dining and family dining categories of the food service industry: Applebee’s Neighborhood Grill and Bar® and IHOP®. DineEquity, Inc. is the parent of the IHOP and Applebee’s subsidiaries. References herein to Applebee’s and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company. References herein to “system sales” include retail sales at restaurants that are owned by franchisees and area licensees and are not attributable to the Company, as well as retail sales at Company-owned restaurants. With over 3,500 franchised or owned-and-operated restaurants combined, we believe we are the largest full-service restaurant company in the world.

Transitioning Applebee’s

Since the completion of the Applebee’s acquisition, we have been pursuing a strategy to transition from an Applebee’s system that was 74% franchised at the time of the acquisition to an approximately 98% franchised Applebee’s system, similar to IHOP’s 99% franchised system. A more heavily franchised business model is expected to create cost synergies, require less capital investment for restaurant assets and reduce the volatility of cash flow performance over time.

During the nine months ended September 30, 2011, we completed the refranchising and sale of related restaurant assets of 36 Applebee’s company-operated restaurants in the St. Louis area market and 30 Applebee’s company-operated restaurants in the Washington, D.C. market. With the completion of these transactions we have refranchised 259 Applebee’s company-operated restaurants since the acquisition and the Applebee’s system is approximately 88% franchised as of September 30, 2011.

In May 2011, we entered into an agreement for the refranchising and sale of related restaurant assets of 66 Applebee’s company-operated restaurants located in Massachusetts, New Hampshire, Maine, Rhode Island, Vermont and parts of New York. This sale is expected to close in the fiscal fourth quarter of 2011. In October 2011, we entered into an agreement for the refranchising and sale of related restaurant assets of 17 Applebee’s company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee. This sale is expected to close in the fiscal first quarter of 2012. Including these additional 83 restaurants, we will have refranchised 342 Applebee’s company-operated restaurants since the acquisition and the Applebee’s system will be approximately 92% franchised (based on the total number of Applebee’s restaurants as of September 30, 2011).

On November 2, 2011, we completed the sale of 62 of the 66 Applebee’s company-operated restaurants located in Massachusetts, New Hampshire, Maine, Rhode Island, Vermont and parts of New York. We expect to complete the sale of the remaining four restaurants in that market prior to December 31, 2011.

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

Restaurant Development Activity

The following table summarizes Applebee’s restaurant development and franchising activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
Applebee’s Restaurant Development Activity
Beginning of period	2,012	2,001	2,010	2,008
New openings
Franchisee-developed	4	3	12	11
Total new openings	4	3	12	11
Closings
Company	—	(1)	—	(7)
Franchise	(6)	(4)	(12)	(13)
Total closings	(6)	(5)	(12)	(20)
End of period	2,010	1,999	2,010	1,999
Summary-end of period
Franchise	1,767	1,607	1,767	1,607
Company	243	392	243	392
Total	2,010	1,999	2,010	1,999
Restaurant Franchising Activity
Domestic franchisee-developed	2	3	8	5
International franchisee-developed	2	—	4	6
Refranchised	1	—	66	—
Total restaurants franchised	5	3	78	11
Closings
Domestic franchise	(1)	(3)	(3)	(11)
International franchise	(5)	(1)	(9)	(2)
Total franchise closings	(6)	(4)	(12)	(13)
Net franchise restaurant additions (reductions)	(1)	(1)	66	(2)

Included in international franchise closures for the nine months ended September 30, 2011 were six franchises located in Greece.

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

The actual number of openings may differ from both our expectations and development commitments due to various factors, including economic conditions, franchisee access to capital, and the impact of currency fluctuations on our international franchisees. The timing of new restaurant openings also may be affected by various factors, including weather-related and other construction delays and difficulties in obtaining timely regulatory approvals and various economic factors.

The following table summarizes IHOP restaurant development and franchising activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,522	1,476	1,504	1,456
New openings
Franchisee-developed	13	9	36	35
Area license	1	1	3	3
Total new openings	14	10	39	38
Closings
Company	—	—	—	(2)
Franchise	(4)	(3)	(7)	(6)
Area license	—	—	(4)	(3)
Total closings	(4)	(3)	(11)	(11)
End of period	1,532	1,483	1,532	1,483
Summary-end of period
Franchise	1,356	1,309	1,356	1,309
Company	13	10	13	10
Area license	163	164	163	164
Total	1,532	1,483	1,532	1,483
Restaurant Franchising Activity
Domestic franchisee-developed	12	7	29	32
International franchisee-developed	1	2	7	3
Area license	1	—	3	—
Refranchised	1	2	2	3
Total restaurants franchised	15	11	41	38
Closings
Domestic franchise	(4)	(3)	(7)	(6)
Area license	—	—	(4)	—
Total franchise closings	(4)	(3)	(11)	(6)
Reacquired by the Company	(3)	(2)	(4)	(2)
Net franchise restaurant additions	8	6	26	30

The following table represents our IHOP restaurant development commitments, including options, as of September 30, 2011:

Contractual Openings of Restaurants by Year	Number of Signed Agreements at 9/30/11	Rest of 2011	2012	2013	2014	2015 and thereafter	Total
Single-store development agreements	7	4	3	0	0	0	7
Non-traditional development agreements	3	3	0	0	0	0	3
Multi-store development agreements	70	28	30	33	27	103	221
International territory agreements	11	2	7	12	12	68	101
Total	91	37	40	45	39	171	332

In 2011, we expect franchisees to open a total of 55 to 60 new IHOP restaurants. The actual number of openings in any period may differ from both our expectations and the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors, including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals, franchisee noncompliance with development agreements and various economic factors.

Restaurant Data

The following table sets forth, for the three months and nine months ended September 30, 2011 and 2010, the number of effective restaurants in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
Applebee’s Restaurant Data
Effective restaurants(a)
Franchise	1,766	1,607	1,757	1,606
Company	243	393	253	394
Total	2,009	2,000	2,010	2,000
System-wide(b)
Sales percentage change(c)	(0.1%)	3.4%	2.6%	(0.9)%
Domestic same-restaurant sales percentage change(d)	(0.3%)	3.3%	2.3%	(0.5)%
Franchise(b)(e)(g)
Sales percentage change(c)	(1.3%)	4.1%	1.8%	(0.2)%
Domestic same-restaurant sales percentage change(d)	(0.4%)	3.8%	2.5%	(0.2)%
Average weekly domestic unit sales (in thousands)	$44.2	$44.8	$47.0	$46.2
Company(g)
Sales percentage change(c)	1.4%	0.4%	1.0%	(3.9)%
Same-restaurant sales percentage change(d)	0.1%	1.2%	0.5%	(1.7)%
Average weekly domestic unit sales (in thousands)	$40.2	$39.7	$41.3	$40.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,347	1,297	1,339	1,289
Company	10	10	10	11
Area license	163	164	163	164
Total	1,520	1,471	1,512	1,464
System-wide(b)
Sales percentage change(c)	2.6%	2.9%	1.7%	3.4%
Domestic same-restaurant sales percentage change(d)	(1.5)%	0.1%	(2.4)%	(0.4)%
Franchise(b)(e)(g)
Sales percentage change(c)	2.5%	3.0%	1.6%	3.5%
Domestic same-restaurant sales percentage change(d)	(1.5)%	0.1%	(2.4)%	(0.4)%
Average weekly domestic unit sales (in thousands)	$34.4	$34.9	$34.6	$35.3
Company(f)(g)	n.m.	n.m.	n.m.	n.m.
Area License(e)
Sales percentage change(c)	4.4%	2.2%	2.5%	3.3%

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

(d)         “Domestic same-restaurant sales percentage change” reflects the percentage change in sales, in any given fiscal period compared to the same weeks in the prior year, for restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and restaurant closures, the restaurants open throughout both fiscal periods being compared may be different from period to period. Same-restaurant sales percentage change does not include data on IHOP restaurants located in Florida.

(e)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Reported sales (unaudited)
Applebee’s franchise restaurant sales	$932.6	$852.4	$2,957.2	$2,639.8
IHOP franchise restaurant sales	$602.7	$588.1	$1,805.5	$1,777.0
IHOP area license restaurant sales	$55.1	$52.8	$172.0	$167.8

(f)           Sales percentage change and same-restaurant sales percentage change for IHOP company-operated restaurants are not meaningful (“n.m.”) due to the relatively small number and test-market nature of the restaurants, along with the periodic inclusion of restaurants reacquired from franchisees that are temporarily operated by the Company.

(g)          The sales percentage change for the three months and nine months ended September 30, 2011 for Applebee’s franchise and company-operated restaurants was impacted by the refranchising of 149 company-operated restaurants (83 in the fourth quarter of 2010, 65 in the first quarter of 2011 and one in the third quarter of 2011).

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Sales Trends

	Domestic System-wide Same Restaurant Sales
	Increase (Decrease)
	2009				2010				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Applebee’s
Quarter	(3.0)%	(4.3)%	(6.5)%	(4.5)%	(2.7)%	(1.6)%	3.3%	2.9%	3.9%	3.1%	(0.3)%
YTD	(3.0)%	(3.6)%	(4.5)%	(4.5)%	(2.7)%	(2.2)%	(0.5)%	0.3%	3.9%	3.5%	2.3%
IHOP
Quarter	2.0%	(0.6)%	(1.1)%	(3.1)%	(0.4)%	(1.0)%	0.1%	1.1%	(2.7)%	(2.9)%	(1.5)%
YTD	2.0%	0.7%	0.2%	(0.8)%	(0.4)%	(0.7)%	(0.4)%	0.0%	(2.7)%	(2.8)%	(2.4)%

Applebee’s domestic system-wide same-restaurant sales decreased 0.3% for the three months ended September 30, 2011, the first quarterly decrease since the second quarter of 2010. The decrease in the third quarter was primarily due to a decline in guest traffic, which we believe was due, in part, to promotions during the period that did not drive traffic as expected and to the impact of economic uncertainties on discretionary consumer spending. For the nine months ended September 30, 2011, Applebee’s domestic system-wide same-restaurant sales increased 2.3%. This improvement was mainly driven by an increase in average guest check partially offset by a decline in guest traffic. The higher average guest check primarily was the result of an increase in menu pricing.

IHOP’s domestic system-wide same-restaurant sales decreased 1.5% and 2.4% for the three months and nine months ended September 30, 2011, respectively. The mitigation of the decrease in the third quarter 2011 was primarily due to an increase in average guest check. For the nine months ended September 30, 2011, the decrease was primarily due to a decline in guest traffic, which we believe was due in part to promotions during the period that did not drive repeat traffic as expected and to the impact of economic uncertainties on discretionary consumer spending.

With respect to both brands, same-restaurant sales for the first nine months of 2011 are not necessarily indicative of results expected for the full year.

A shift in the timing of the Easter holiday impacted the same-store sales of both brands in the first and second quarter of 2011. The Easter holiday, which historically has a positive impact on IHOP sales but a negative impact on Applebee’s sales, fell in the second quarter of 2011 as opposed to the first quarter of 2010. Excluding the impact of the Easter shift on Applebee’s, their domestic system-wide same-restaurant sales would have increased 3.8% for the second quarter of 2011 while their first quarter increase would have been 3.3%. Excluding the impact of the Easter shift on IHOP, their domestic system-wide same-restaurant sales would have decreased 3.4% for the second quarter of 2011 while their first quarter decrease would have been 2.3%.

Debt Modification and Retirements

On February 25, 2011, we entered into Amendment No. 1 (the “Amendment”) to our existing Credit Agreement dated as of October 8, 2010 (the “Credit Agreement”). Pursuant to the Amendment, the interest rate margin applicable to LIBOR-based loans was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for loans were reduced from 1.50% to 1.25% for LIBOR-based loans and from 2.50% to 2.25% for Base Rate denominated loans. We recognized costs of $4.1 million in our Consolidated Statements of Income for the nine months ended September 30, 2011 related to this debt modification.

During the nine months ended September 30, 2011, we repaid $110.0 million of outstanding borrowings under the Credit Agreement and we repurchased $39.8 million of our 9.5% Senior Notes. Including write-off of the discount and deferred financing costs related to the debt retired and a $3.7 million premium paid on the Senior Notes, we recognized a loss on the retirement of debt of $7.9 million. Additionally, as the result of refranchising 66 Applebee’s company-operated restaurants, we were released from financing obligations of $32.7 million related to 17 of the properties refranchised.

Financial Statement Effect of Refranchising Company-Operated Restaurants

As of September 30, 2011, we have refranchised 259 Applebee’s company-operated restaurants since the acquisition of Applebee’s. Including the refranchising of the additional 83 restaurants expected to close in the fourth quarter of 2011 and first quarter of 2012 as discussed under “Transitioning Applebee’s” above, we will have refranchised 342 Applebee’s company-operated restaurants since the acquisition and the Applebee’s system will be approximately 92% franchised (based on the total number of Applebee’s restaurants as of September 30, 2011).  We plan to refranchise and sell the related restaurant assets of a substantial majority of the 160 Applebee’s company-operated restaurants remaining after the pending transactions have closed and when such refranchisings and sales are in alignment with our business strategy. We may suspend or delay our plans to refranchise Applebee’s company-operated restaurants and sell the related restaurant assets if we do not believe the sales proceeds from the transaction would be satisfactory. We consider a range of factors that could impact the likelihood of future refranchising of Applebee’s company-operated restaurants and sale of related restaurant assets and possible proceeds from such transactions.

As the number of company-operated restaurants declines, the amount reported in future periods for Company restaurant revenues and Company restaurant expenses will also decline while franchise royalty revenues and expenses will increase, as compared to amounts reported in previous periods. Segment profit will also decline as company-operated restaurants are refranchised because the associated royalties are a smaller percentage of restaurant revenues than the restaurant operating profit margin percentage of restaurants formerly operated by the Company. However, refranchising of additional Applebee’s company-operated restaurants will result in the reduction of interest expense as proceeds from the sale of related restaurant assets (subject to certain exclusions) must be used to retire debt. Refranchising of additional Applebee’s company-operated restaurants also will result in a reduction of both general and administrative expenses and required capital investment in restaurant assets.

Stock Repurchase Program

On August 15, 2011, the Board of Directors approved the repurchase of up to $45 million of our common stock. Under the program, we may repurchase shares on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions, as appropriate. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of September 30, 2011, we have repurchased 534,101 shares of stock for $21.2 million, an average price of $39.62 per share, under the currently authorized repurchase program.

Segments

We identify our segments based on the organizational units used by management to monitor performance and make operating decisions. Our revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

The franchise operations segment consists of  restaurants operated by Applebee’s franchisees in the United States, one United States territory and 14 countries outside the United States and restaurants operated by IHOP franchisees and area licensees in the United States, two United States territories, and three countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to franchisees.

The company restaurant operations segment consists of Applebee’s and IHOP company-operated restaurants and, from time to time, IHOP restaurants reacquired from franchisees that are occasionally operated by us on a temporary basis. All company-operated restaurants are in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants.

Financing operations revenue consists of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment and the portion of franchise fees not allocated to intellectual property. Financing expenses are primarily the cost of restaurant equipment sold.

Comparison of the Three Months ended September 30, 2011 and 2010

Results of Operations

Key components of changes in our financial results for the three months ended September 30, 2011 compared to the same period of 2010 included:

·                  We continued to execute our strategy to refranchise the majority of Applebee's company-operated restaurants. Over the past twelve months we refranchised 149 company-operated restaurants (83 in the fourth quarter of 2010, 65 in the first quarter of 2011 and one in the third quarter of 2011), which reduced our revenue and overall segment profit.

·                  Our revenues decreased $71.0 million, primarily because of lower company-operated restaurant revenue due to the refranchising of Applebee's company-operated restaurants and a 1.5% decrease in IHOP domestic same-restaurant sales, partially offset by higher franchise royalty revenues resulting from the increase in Applebee’s and IHOP effective franchise units.

·                  Our segment profit decreased $7.0 million, comprised as follows:

	Three Months Ended		Favorable (Unfavorable)
	September 30,
	2011	2010	Variance
	(In millions)
Franchise operations	$72.7	$66.9	$5.8
Company restaurant operations	17.7	29.7	(12.0)
Rental operations	6.6	7.5	(0.9)
Financing operations	3.6	3.5	0.1
Total	$100.6	$107.6	$(7.0)

The decline in segment profit was primarily due to the refranchising of Applebee’s company-operated restaurants, partially offset by an increase in effective Applebee’s and IHOP franchise restaurants.

·                  Our interest expense decreased $10.6 million due to lower non-cash interest charges and to our reduction of debt balances. Non-cash interest charges declined because deferred financing costs and discounts associated with our previous debt instruments were written off as part of the October 2010 refinancing of debt.

Franchise Operations

	Three Months Ended		Favorable (Unfavorable)
	September 30,
	2011	2010	Variance	% Change(1)
	(In millions)
Franchise Revenues
Applebee’s	$40.1	$36.5	$3.6	9.8%
IHOP	38.7	37.0	1.7	4.5%
IHOP advertising	18.9	18.6	0.3	1.5%
Total franchise revenues	97.7	92.1	5.6	6.0%
Franchise Expenses
Applebee’s	0.6	0.5	0.1	28.0%
IHOP	5.5	6.2	(0.7)	(11.2)%
IHOP advertising	18.9	18.6	0.3	1.5%
Total franchise expenses	25.0	25.3	(0.3)	(1.2)%
Franchise Segment Profit
Applebee’s	39.5	36.1	3.4	9.6%
IHOP	33.2	30.8	2.4	7.7%
Total franchise segment profit	$72.7	$66.9	$5.8	8.7%
Segment profit as % of revenue	74.4%	72.5%
 (1) Percentages calculated on actual, not rounded, amounts

The $3.6 million increase in Applebee’s franchise revenue was primarily attributable to increased royalty revenue resulting from the refranchising of 149 Applebee’s company-operated restaurants in the last twelve months partially offset by a 0.4% decrease in domestic same-restaurant sales. The $1.7 million increase in IHOP franchise revenue (other than advertising) was primarily attributable to a 3.9% increase in effective franchise restaurants partially offset by a decrease of 1.5% in IHOP domestic franchise same-restaurant sales.

IHOP’s franchise expenses are substantially larger than Applebee’s due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, Applebee’s national advertising fund activity constitutes an agency transaction and therefore is not recognized as franchise revenue and expense. The increase in IHOP advertising revenue and expense is primarily due to the increase in effective franchise restaurants partially offset by the decrease in domestic franchise same-restaurant sales.

The increase in franchise segment profit is primarily due to an increase in effective franchise restaurants due to the refranchising of Applebee’s company-operated restaurants and IHOP franchise development.

Company Restaurant Operations

	Three Months Ended		Favorable (Unfavorable)
	September 30,
	2011	2010	Variance	% Change(1)
	(In millions)
Company restaurant sales	$131.6	$206.9	$(75.3)	(36.4)%
Company restaurant expenses	113.9	177.2	63.3	35.7%
Company restaurant segment profit	$17.7	$29.7	$(12.0)	(40.4)%
Segment profit as % of revenue	13.4%	14.3%
 (1) Percentages calculated on actual, not rounded, amounts

As of September 30, 2011, company restaurant operations were comprised of 243 Applebee’s company-operated restaurants and 13 IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of the three months ended September 30, 2011 with the same period of 2010 was negligible.

Company restaurant sales decreased $75.3 million. Of the total decrease, Applebee’s company restaurant sales decreased $75.5 million, primarily due to the refranchising of 149 company-operated restaurants in the last twelve months and the closure of seven company-operated restaurants in 2010, partially offset by an increase in company same-restaurant sales of 0.1%. The change in same-restaurant sales was driven mainly by an increase in average guest check partially offset by a decline in guest traffic. The higher average guest check is the result of a 1.3% increase in menu pricing offset by unfavorable promotional and product mix changes. We believe the decline in guest traffic is reflective of current economic uncertainty affecting customers and impacting the restaurant industry as a whole.

Company restaurant expenses decreased $63.3 million. Of the total decrease, Applebee’s company restaurant expenses decreased $63.5 million, of which $65.7 million was due to the refranchising of the 149 Applebee’s company-operated restaurants and seven restaurant closures in 2010 noted above. The restaurant operating profit for Applebee’s company restaurant operations decreased to 14.2% for the third quarter of 2011 compared to 14.8% for the same period of last year, as shown below:

			Favorable (Unfavorable)
	Three Months Ended			Components of Total Variance
Applebee's Company-operated Expenses	September 30,		Total	Refranchising	Sales	All other
As Percentage of Restaurant Sales	2011	2010	Variance	and Closures	Impacts (b)	Impacts
Revenue	100.0%	100.0%
Food and beverage	25.9%	25.1%	(0.8)%	(0.2)%	—%	(0.5)%
Labor	32.6%	33.9%	1.3%	1.0%	—%	0.2%
Direct and occupancy	27.3%	26.2%	(1.1)%	(0.3)%	—%	(0.9)%
Company Restaurant Operating Profit (a)	14.2%	14.8%	(0.6)%	0.6%	—%	(1.2)%
(a)         Percentages may not add due to rounding.
(b)         Changes in pricing, guest traffic and impact of promotions and product mix

The restaurant refranchising and closures discussed above had a net favorable impact of 0.6% on margins, primarily because the refranchised markets had higher-than-average labor costs along with favorability due to cessation of depreciation on restaurants held for sale, partially offset by an adjustment of real estate tax estimates in the prior year. Changes in sales revenue had no impact on margins as price increases were entirely offset by the unfavorable impact of promotions, product mix changes and a decline in guest traffic.  Other margin changes in specific cost categories were as follows:

·                  Food and beverage costs as a percentage of company restaurant sales increased 0.5% due to changes in commodity costs impacting most products and menu changes, partially offset by an improvement in waste variance, savings in distribution center alignment and menu simplification.

·                  Labor costs as a percentage of restaurant sales were lower by 0.2% due to favorable payroll-related expenses driven by adjustments of prior year estimates and lower bonus costs, partially offset by increased management staffing to support an improved guest experience.

·                  Direct and occupancy costs as a percent of restaurant sales increased 0.9% primarily due to incremental investment in local media advertising and increases in the cost of depreciation, property insurance and repair and maintenance, partially offset by lower gift card discounts.

Rental Operations

	Three Months Ended		Favorable (Unfavorable)
	September 30,
	2011	2010	Variance	% Change(1)
	(In millions)
Rental revenues	$31.1	$32.2	$(1.1)	(3.3)%
Rental expenses	24.5	24.7	0.2	0.6%
Rental operations segment profit	$6.6	$7.5	$(0.9)	(12.0)%
Segment profit as % of revenue	21.3%	23.4%
 (1) Percentages calculated on actual, not rounded, amounts

Rental operations relate primarily to IHOP franchise restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

Rental revenue decreased $1.1 million primarily due to the impact on sales-based rent of the 1.5% decline in IHOP domestic franchise same-restaurant sales. Rental operations profit decreased by $0.9 million for the quarter ended September 30, 2011 compared to the same period of the prior year primarily because of the decrease in revenue.

Financing Operations

	Three Months Ended		Favorable (Unfavorable)
	September 30,
	2011	2010	Variance	% Change(1)
	(In millions)
Financing revenues	$4.0	$4.2	$(0.2)	(5.2)%
Financing expenses	0.4	0.7	0.3	43.3%
Financing operations segment profit	$3.6	$3.5	$0.1	3.0%
Segment profit as % of revenue	89.4%	82.3%
(1) Percentages calculated on actual, not rounded, amounts

All of our financing operations relate to IHOP franchise restaurants. There were no significant changes in revenues or expenses compared with the same period of the prior year.

Other Expense and Income Components

	Three Months Ended		Favorable (Unfavorable)
	September 30,
	2011	2010	Variance	% Change(1)
	(In millions)
General and administrative expenses	$38.7	$39.6	$0.9	2.2%
Interest expense	32.2	42.8	10.6	24.9%
Impairment and closure charges	0.2	1.1	1.0	83.1%
Amortization of intangible assets	3.1	3.1	—	0.1%
Loss on disposition of assets	1.2	0.7	(0.4)	(57.9)%
Income tax provision	8.7	5.9	(2.8)	(48.3)%
 (1) Percentages calculated on actual, not rounded, amounts
n.m. — percentage change not meaningful

General and Administrative Expenses

General and administrative expenses decreased $0.9 million primarily due to lower stock-based compensation costs and savings due to the refranchising of Applebee's company-operated restaurants, partially offset by higher expenses for recruiting, relocation and travel.

Interest Expense

Interest expense decreased by $10.6 million due to lower non-cash interest charges in the third quarter of 2011 compared to the same period of 2010 and a reduction of $193.1 million in long-term debt (Term Loan, Senior Notes, and financing and capital lease obligations) over the past nine months. Non-cash interest charges declined to $1.6 million from $10.6 million because deferred financing costs and discounts associated with our debt instruments that were refinanced in October 2010 were written off at that time, in addition to the additional write-off of deferred financing costs and discounts associated with debt retirements subsequent to the October 2010 refinancing.

Impairment and Closure Charges

Impairment and closure charges were $0.2 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively. The charges for the third quarter of 2011 were not significant. Impairment and closure charges for the three months ended September 30, 2010 primarily related to assets of Applebee's company-operated restaurants in the Minnesota market area reclassified as held for sale.

During the quarter ended September 30, 2011, we performed our quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets (primarily our tradename). No such indicators were noted.

Loss on Disposition of Assets

We recognized a loss on disposition of assets of $1.2 million for the quarter ended September 30, 2011 compared to a loss of $0.7 million in the same period of 2010. There were no individually significant dispositions in either period.

Provision for Income Taxes

The effective tax rate was 34.5% for the three months ended September 30, 2011, approximately equal to the federal statutory rate of 35%.

Comparison of the Nine Months ended September 30, 2011 and 2010

Results of Operations

Key components of changes in our financial results for the nine months ended September 30, 2011 compared to the same period of 2010 included:

·                  We continued to execute our strategy to refranchise the majority of Applebee's company-operated restaurants. Over the past twelve months we refranchised 149 company-operated restaurants (83 in the fourth quarter of 2010, 65 in the first quarter of 2011 and one in the third quarter of 2011), which reduced our revenue, expenses and overall segment profit.

·                  Our revenues decreased $200.7 million, primarily because of lower company-operated restaurant revenue due to the refranchising of Applebee's company-operated restaurants and a 2.4% decrease in IHOP same-restaurant sales, partially offset by higher franchise royalty revenue resulting from the increase in Applebee’s and IHOP effective franchise units and a 2.5% increase in Applebee’s franchise same-restaurant sales.

·     Our segment profit decreased $18.5 million, comprised as follows:

	Nine Months Ended		Favorable (Unfavorable)
	September 30,
	2011	2010	Variance
	(In millions)
Franchise operations	$222.1	$204.7	$17.4
Company restaurant operations	57.9	90.3	(32.4)
Rental operations	21.3	24.0	(2.7)
Financing operations	10.3	11.1	(0.8)
Total	$311.6	$330.1	$(18.5)

The decline was primarily due to the refranchising of Applebee’s company-operated restaurants and a decrease of a combined $2.1 million of franchise, rental and financing profit related to a former franchise operator of 40 IHOP franchise restaurants that defaulted on its obligations in the fourth quarter of 2010. These unfavorable factors were partially offset by an increase in effective Applebee’s and IHOP franchise restaurants and the 2.5% increase in Applebee’s franchise same-restaurant sales. During the first quarter of 2011, the 40 IHOP restaurants were refranchised to an affiliate of an existing IHOP franchisee.

·                  We recognized impairment and closure charges of $26.9 million for the nine months ended September 30, 2011, primarily related to termination of our sublease of the commercial space currently occupied by Applebee’s Restaurant Support Center in Lenexa, Kansas and the impairment of furniture, fixtures and leasehold improvements at that facility.

·                  We recognized a gain on the disposition of assets of $21.3 million for the nine months ended September 30, 2011 as compared to a loss of $0.9 million in the same period of 2010. The gain in 2011 was primarily due to the sale of restaurant assets related to 36 Applebee’s company-operated restaurants in the St. Louis area market and 30 Applebee’s company-operated restaurants in the Washington, D.C. market that were refranchised.

·                  Our interest expense decreased $30.2 million due to lower non-cash interest charges and to lower debt balances. Non-cash interest charges declined primarily because deferred financing costs and discounts associated with our previous debt instruments were written off as part of the October 2010 refinancing of debt.

·                  We recognized a loss on the extinguishment of debt of $7.9 million and debt modification costs of $4.1 million for the nine months ended September 30, 2011 as compared to a gain on extinguishment of debt of $4.6 million in the same period of 2010. We are currently retiring debt issued in October 2010 at face value or at a premium to face value, whereas in 2010 we were able to repurchase our then-outstanding debt at a discount to face value.

Franchise Operations

	Nine Months Ended		Favorable (Unfavorable)
	September 30,
	2011	2010	Variance	% Change(1)
	(In millions)
Franchise Revenues
Applebee’s	$128.3	$113.5	$14.8	13.0%
IHOP	115.8	111.5	4.3	3.9%
IHOP advertising	56.7	55.9	0.8	1.5%
Total franchise revenues	300.8	280.9	19.9	7.1%
Franchise Expenses
Applebee’s	2.2	1.6	0.6	39.6%
IHOP	19.8	18.8	1.0	5.5%
IHOP advertising	56.7	55.9	0.8	1.5%
Total franchise expenses	78.7	76.3	2.4	3.3%
Franchise Segment Profit
Applebee’s	126.1	111.9	14.1	12.6%
IHOP	96.0	92.8	3.3	3.6%
Total franchise segment profit	$222.1	$204.7	$17.4	8.5%
Segment profit as % of revenue	73.8%	72.9%
 (1) Percentages calculated on actual, not rounded, amounts

The $14.8 million increase in Applebee’s franchise revenue was primarily attributable to increased royalty revenue resulting from the refranchising of 149 Applebee’s company-operated restaurants in the past twelve months, a 2.5% increase in domestic same-restaurant sales and franchise fees from the refranchising of 65 Applebee’s company-operated restaurants in the first quarter of 2011. The $4.3 million increase in IHOP franchise revenue (other than advertising) was primarily attributable to an increase in both volume and pricing of pancake and waffle dry mix and an increase of 3.9% in effective franchise restaurants, partially offset by a decrease of 2.4% in IHOP domestic franchise same-restaurant sales.

The $1.0 million increase in IHOP franchise expenses (other than advertising) is primarily due to higher costs of sales associated with the increased revenues from pancake and waffle dry mix sales and a decrease in bad debt expense of $0.4 million.

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

The increase in franchise segment profit is primarily due to the refranchising of 149 Applebee’s company-operated restaurants in the past twelve months.

Company Restaurant Operations

	Nine Months Ended		Favorable (Unfavorable)
	September 30,
	2011	2010	Variance	% Change(1)
	(In millions)
Company restaurant sales	$420.9	$642.2	$(221.3)	(34.5)%
Company restaurant expenses	363.0	551.9	188.9	34.2%
Company restaurant segment profit	$57.9	$90.3	$(32.4)	(35.9)%
Segment profit as % of revenue	13.8%	14.1%
 (1) Percentages calculated on actual, not rounded, amounts

As of September 30, 2011, company restaurant operations were comprised of 243 Applebee’s company-operated restaurants and 13 IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of the nine months ended September 30, 2011 with the same period of 2010 was negligible.

Company restaurant sales decreased $221.3 million. Of the total decrease, Applebee’s company-operated restaurants sales decreased $221.5 million, of which $223.3 million was due to the refranchising of 149 Applebee’s company-operated restaurants over the past 12 months and the closure of seven company-operated restaurants in 2010, partially offset by an increase in company same-restaurant sales of 0.5%. The change in same-restaurant sales was driven mainly by an increase in average guest check partially offset by a decline in guest traffic. The higher average guest check was the result of a 1.4% increase in menu pricing and favorable promotional and product mix changes. We believe the decline in guest traffic is reflective of current economic uncertainty affecting customers and impacting the restaurant industry as a whole.

Company restaurant expenses decreased $188.9 million. Of the total decrease, Applebee’s company restaurant expenses decreased $188.4 million, of which $194.0 million was due to the refranchising of 149 Applebee’s company-operated restaurants and seven restaurant closures in 2010 noted above. The restaurant operating profit for Applebee’s company restaurant operations declined to 14.4% of revenue for 2011 compared to 14.6% for the same period of last year, as shown below:

			Favorable (Unfavorable)
	Nine Months Ended			Components of Total Variance
Applebee's Company-operated Expenses	September 30,		Total	Refranchising	Sales	All other
As Percentage of Restaurant Sales	2011	2010	Variance	and Closures	Impacts (b)	Impacts
Revenue	100.0%	100.0%
Food and beverage	25.6%	25.5%	(0.1)%	(0.2)%	—%	—%
Labor	32.9%	33.5%	0.6%	0.9%	0.1%	(0.5)%
Direct and occupancy	27.1%	26.5%	(0.7)%	—%	0.1%	(0.6)%
Company Restaurant Operating Profit (a)	14.4%	14.6%	(0.2)%	0.8%	0.2%	(1.1)%
(a)  Percentages may not add due to rounding.
(b)  Changes in pricing, guest traffic and impact of promotions and product mix

The restaurant refranchising and closures discussed above had a net favorable impact of 0.8% on margins, primarily because the refranchised markets had higher-than-average labor costs along with favorability due to cessation of depreciation on restaurants held for sale, partially offset by an adjustment of real estate tax estimates in the prior year. Changes in sales revenue had a favorable impact on margins of 0.8% while labor and direct and occupancy margins were unfavorably affected by approximately 0.6% due to the impact of guest traffic declines.  Other margin changes in specific cost categories were as follows:

·                  Food and beverage costs as a percentage of company restaurant sales increased by less than 0.1% due to increased commodity costs (primarily produce, oil, dairy and seafood) and menu changes, partially offset by changes in distribution center alignment and a reduction in waste.

·                  Labor costs as a percentage of restaurant sales increased 0.5% due to increased management staffing levels and higher hourly labor to support an improved guest experience, higher payroll taxes in certain states in which we operate and higher insurance costs, partially offset by a reduction in bonus costs.

·                  Direct and occupancy costs as a percent of restaurant sales increased 0.6% due to incremental investment in local media advertising and increases in the cost of depreciation, repair and maintenance and utilities, partially offset by lower gift card discounts.

Rental Operations

	Nine Months Ended		Favorable (Unfavorable)
	September 30,
	2011	2010	Variance	% Change(1)
	(In millions)
Rental revenues	$95.0	$98.3	$(3.3)	(3.4)%
Rental expenses	73.7	74.3	0.6	0.8%
Rental operations segment profit	$21.3	$24.0	$(2.7)	(11.3)%
Segment profit as % of revenue	22.4%	24.4%
 (1) Percentages calculated on actual, not rounded, amounts

Rental operations relate primarily to IHOP franchise restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

Rental revenue decreased $3.3 million, of which $1.6 million was due to the default of a former franchisee as noted in “Results of Operations -  Nine Months ended September 30, 2011 and 2010” above and $1.2 million was due to the impact on sales-based rent of the 2.4% decline in franchise same-restaurant sales. Rental operations profit decreased by $2.7 million for the nine months ended September 30, 2011 compared to the same period of the prior year primarily because of the franchisee default and the 2.4% decline in domestic franchise same-restaurant sales.

Financing Operations

	Nine Months Ended		Favorable (Unfavorable)
	September 30,
	2011	2010	Variance	% Change(1)
	(In millions)
Financing revenues	$16.3	$12.3	$4.0	32.1%
Financing expenses	6.0	1.2	(4.8)	(386.3)%
Financing operations segment profit	$10.3	$11.1	$(0.8)	(7.3)%
Segment profit as % of revenue	63.1%	90.0%
 (1) Percentages calculated on actual, not rounded, amounts

All of our financing operations relate to IHOP franchise restaurants. As noted above, 40 restaurants that previously had been operated by a former franchisee that defaulted on its obligations under the franchise agreements were refranchised to an affiliate of an existing IHOP franchisee in the first quarter of 2011. The equipment related to those restaurants was sold to the new operator and as a result, segment revenues and expenses for the nine months ended September 30, 2011 increased $5.0 million and $5.2 million, respectively, compared to the same period of 2010. The increase in revenue was partially offset by a $0.7 million decrease in interest revenue due to the progressive decline in note balances due to repayments.

Other Expense and Income Components

	Nine Months Ended		Favorable (Unfavorable)
	September 30,
	2011	2010	Variance	% Change(1)
	(In millions)
General and administrative expenses	$115.2	$117.0	$1.8	1.6%
Interest expense	101.3	131.5	30.2	23.0%
Impairment and closure charges	26.9	3.7	(23.2)	(623.4)%
Debt modification costs	4.1	—	(4.1)	n.m.
Amortization of intangible assets	9.2	9.2	—	0.1%
Loss (gain) on extinguishment of debt	7.9	(4.6)	(12.5)	269.9%
(Gain) loss on disposition of assets	(21.3)	0.9	22.2	n.m.
Income tax provision	21.7	24.3	2.6	10.8%
(1) Percentages calculated on actual, not rounded, amounts
n.m. — percentage change not meaningful

General and Administrative Expenses

General and administrative expenses decreased $1.8 million primarily due to lower stock-based compensation costs, savings due to the refranchising of Applebee's company-operated restaurants and lower legal expenses, partially offset by increases in expenses for travel, recruiting and relocation, and salaries and benefits. Stock-based compensation costs decreased primarily because of expenses in 2010 related to the acceleration of equity grants due to the retirement of an executive, changes related to vesting of certain equity grants and the impact of a higher stock price on equity grants accounted for as liabilities.

Interest Expense

Interest expense decreased by $30.2 million primarily due to lower non-cash interest charges in the first nine months of 2011 compared to the same period of 2010 and a reduction of $193.1 million in long-term debt (Term Loan, Senior Notes, and financing and capital lease obligations) over the past nine months. Non-cash interest charges declined to $4.6 million from $31.2 million because deferred financing costs and discounts associated with our debt instruments that were refinanced in October 2010 were written off at that time, in addition to the additional write-off of deferred financing costs and discounts associated with debt retirements subsequent to the October 2010 refinancing.

Impairment and Closure Charges

Impairment and closure charges were $26.9 million and $3.7 million for the nine months ended September 30, 2011 and 2010, respectively. The charges for the first nine months of 2011 were primarily comprised of $21.2 million related to termination of our sublease of the commercial space currently occupied by Applebee’s Restaurant Support Center in Lenexa, Kansas and a $4.5 million impairment charge related to the furniture, fixtures and leasehold improvements at that facility.

For the nine months ended September 30, 2010, we recognized impairment charges of $1.6 million and closure charges of $2.1 million. The impairment charges primarily related to properties associated with Applebee's company-operated restaurants in the Minnesota market expected to be sold and to a single Applebee's restaurant and the land on which it is situated. The closure charges related primarily to two company-operated IHOP Cafe restaurants, a non-traditional restaurant test format that was evaluated but will no longer be utilized, and to the closure of a company-operated Applebee's restaurant in China.

During the quarter ended September 30, 2011, we performed our quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets (primarily our tradename). No such indicators were noted.

Debt Modification Costs

Pursuant to the Amendment to our Credit Agreement, we incurred costs paid to third parties of $4.1 million in connection with this transaction that were expensed in accordance with U.S. GAAP guidance for debt modifications.

Loss (Gain) on Extinguishment of Debt

During the nine months ended September 30, 2011 and September 30, 2010, the Company recognized the following losses and gains on the extinguishment of debt:

Quarter Ended	Instrument (1)	Face Amount Retired/Repaid	Cash Paid	Loss (Gain)(2)
		(In millions)
March 2011	Term Loans	$110.0	$110.0	$2.7
March 2011	Senior Notes	32.3	35.3	4.2
June 2011	Senior Notes	7.5	8.2	1.0
Nine months ended September 30, 2011		$149.8	$153.5	$7.9

March 2010	Class A-2-II-X Notes	48.7	43.8	(3.5)
June 2010	Class A-2-II-X Notes	$19.5	$18.0	$(1.1)
Nine months ended September 30, 2010		$68.2	$61.8	$(4.6)
(1) For a description of the respective instruments, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(2) Including write-off of the discount and deferred financing costs related to the debt retired.

At the dates of repurchase, our Senior Notes were selling at a premium to face value. During the nine months ended September 30, 2011, we paid a total premium of $3.7 million to repurchase Senior Notes. At the dates of repurchase, our Class A-2-II-X Notes were selling at a discount to face value.

We may continue to dedicate a portion of excess cash flow towards opportunistic debt retirement. Any retirement of debt results in a non-cash write-off of a pro rata portion of the discount and deferred financing costs related to the debt retired.

(Gain) Loss on Disposition of Assets

We recognized a gain on disposition of assets of $21.3 million for the nine months ended September 30, 2011 compared to a loss of $0.9 million in the same period of 2010. The gain in 2011 was primarily due to the refranchising and sale of related restaurant assets of 36 Applebee’s company-operated restaurants in the St. Louis area market and 30 Applebee’s company-operated restaurants in the Washington, D.C. market.

Provision for Income Taxes

The effective tax rate was 31.8% for the nine months ended September 30, 2011. The effective tax rate for the nine-month period is lower than the federal statutory rate of 35% due to tax credits and the release of liabilities for unrecognized tax benefits. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee's company-owned restaurant operations.

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

In addition, the Amendment increased the available lender commitments under the Revolving Credit Facility from $50.0 million to $75.0 million.  During the second quarter of 2011, we borrowed $25.0 million under the Revolving Credit Facility. The entire $25.0 million was repaid during the second quarter of 2011. There were no borrowings under the Revolving Credit Facility during the third quarter of 2011 and there were no amounts outstanding under the Revolving Credit Facility as of September 30, 2011. Our available borrowing capacity under the Revolving Credit Facility is reduced by outstanding letters of credit, which totaled $15.7 million as of September 30, 2011.

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

For the trailing four quarters ended September 30, 2011, under our Credit Agreement our consolidated leverage ratio was 5.7x and our consolidated cash interest coverage ratio was 2.3x (see Exhibit 12.1).

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

The EBITDA used in calculating these ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our loss before income taxes, as determined in accordance with U.S. GAAP, and EBITDA used for covenant compliance purposes is as follows:

Trailing Twelve Months Ended September 30, 2011

(In thousands)
U.S. GAAP loss before income taxes	$(16,187)
Interest charges	160,206
Loss on retirement of debt and Series A Preferred Stock	119,528
Depreciation and amortization	52,432
Non-cash stock-based compensation	8,848
Impairment and closure charges	27,122
Other	6,689
Gain on sale of assets	(35,782)
EBITDA	$322,856

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

Refranchising of Applebee’s Company-Operated Restaurants

During the nine months ended September 30, 2011, we completed the refranchising of 36 Applebee’s company-operated  restaurants in the St. Louis area market and 30 Applebee’s company-operated  restaurants in the Washington, D.C. market. Proceeds from asset dispositions, primarily from the sale of restaurant assets associated with the 66 restaurants refranchised, totaled $60.2 million for the nine months ended September 30, 2011, of which $51.7 million was used to retire debt.

As of September 30, 2011, we have refranchised 259 Applebee’s company-operated restaurants since the acquisition of Applebee’s.  Including the refranchising of the additional 83 restaurants expected to close in the fourth quarter of 2011 and first quarter of 2012 as discussed under “Transitioning Applebee’s” above, we will have refranchised 342 Applebee’s company-operated restaurants since the acquisition and the Applebee’s system will be approximately 92% franchised (based on the total number of Applebee’s restaurants as of September 30, 2011).  We plan to refranchise and sell the related restaurant assets of a substantial majority of the 160 company-operated Applebee’s restaurants remaining after the transactions in process have closed when such refranchisings and sales are in alignment with our business strategy. We may suspend or delay our plans to refranchise Applebee’s company-operated restaurants and sell the related restaurant assets if we do not believe the sales proceeds would be satisfactory. We consider a range of factors that could impact the likelihood of future refranchising of Applebee’s company-operated restaurants and sale of related restaurant assets and possible proceeds from such sales.

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

Cash Flows

In summary, our cash flows were as follows:

	Nine Months Ended
	September 30,
	2011	2010	Variance
	(In millions)
Net cash provided by operating activities	$95.1	$97.5	$(2.4)
Net cash provided by investing activities	48.7	7.3	41.4
Net cash used in financing activities	(192.2)	(81.9)	(110.3)
Net (decrease) increase in cash and cash equivalents	$(48.4)	$22.9	$(71.3)

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

Cash provided by operating activities decreased $2.4 million to $95.1 million for the nine months ended September 30, 2011 from $97.5 million for the nine months ended September 30, 2010. The primary reason for the decrease in cash from operations is a decline in segment profit as the result of the refranchising of 149 Applebee’s company-operated restaurants during the last twelve months, partially offset by favorable changes in net working capital used. Net changes in working capital used cash of $16.9 million in 2011 while net changes in working capital used cash of $26.2 million in 2010, a favorable change of $9.3 million. The primary reason for the lower use of working capital is a reduction of $14.3 million in net tax receivables for the nine months ended September 30, 2011 as the result of a tax refund received in January 2011 related to tax deductions associated with the October, 2010 refinancing of our indebtedness.

Investing Activities

Net cash provided by investing activities of $48.7 million for the nine months ended September 30, 2011 was primarily attributable to $60.2 million in proceeds from sales of property and equipment and $9.9 million in principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $20.8 million in capital expenditures. Capital expenditures are expected to be approximately $26 million in fiscal 2011.

Financing Activities

Financing activities used net cash of $192.2 million for the nine months ended September 30, 2011. Cash used in financing activities primarily consisted of $178.4 million in repayments of long-term debt, $21.2 million of purchases of our common stock, $12.3 million of costs related to the February 2011 debt modification and capital lease obligation and financing obligation repayments of $10.3 million. Of the long-term debt repayments, $110.0 million related to the repayment of Term Loans and $43.5 million related to the repurchase of $39.8 million face amount of Senior Notes at a $3.7 million premium to face value. We borrowed and repaid $25.0 million under our Revolving Credit Facility during the nine months ended September 30, 2011. Cash provided by financing activities primarily consisted of $6.3 million in proceeds from the exercise of stock options. We may continue to dedicate a portion of cash flow to opportunistic debt retirement and purchases of treasury stock.

With the redemption of our Series A Perpetual Preferred Stock in the fourth quarter of 2010, we no longer have a requirement to pay any dividends in cash. In 2010, we paid a total of $26.1 million in dividends on the Series A Perpetual Preferred Stock, including $7.6 million of redemption premiums.

Dividends

Dividends representing the change in accreted value of our Series B Convertible Preferred Stock were $1.9 million for the nine months ended September 30, 2011.

Stock Repurchase Program

On August 15, 2011, our Board of Directors approved the repurchase of up to $45 million of our common stock. Under the program, we may repurchase shares on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions, as appropriate. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of September 30, 2011, we have repurchased 534,101 shares of stock for $21.2 million, an average price of $39.62 per share, under the currently authorized repurchase program.

Off-Balance Sheet Arrangements

As of September 30, 2011, there were no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations and Commitments

There were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires we make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. We continually review the estimates and underlying assumptions to ensure they are appropriate for the circumstances. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates.

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. During the first nine months of 2011, there were no significant changes in our estimates and critical accounting policies.

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

The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri. Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal.  On April 21, 2011, the Eighth Circuit Court of Appeals issued its decision on the interlocutory appeal, affirming the trial court’s ruling that the tip credit is subject to a 20% limit on “related duties in a tipped occupation that are not themselves tip producing” based on guidance in the Department of Labor’s Field Operations Handbook. On May 5, 2011, we filed a petition for rehearing en banc with the Eighth Circuit Court of Appeals, which was denied on July 6, 2011 with four judges dissenting.   On October 4, 2011, we filed a petition for certiorari asking the United States Supreme Court to review the decision of the Eighth Circuit Court of Appeals.

We believe we have meritorious defenses and intend to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, we have not accrued a loss contingency related to this matter.

Item 1A.  Risk Factors.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
July 4 – July 31, 2011 (a)	1,081	$55.01	—	—
August 1 – August 28, 2011	248,488	$40.24	248,488	$35,000,012
August 29 – October 2, 2011	285,613	$39.11	285,613	$23,830,346
Total	535,182	$39.67	534,101	$23,830,346
(a)  These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards.
(b)  On August 15, 2011 we announced the approval of our Board of Directors to repurchase up to $45 million of DineEquity common stock. Repurchases are subject to prevailing market prices and may take place in open market transactions and in privately negotiated transactions, based on business, market, applicable legal requirements and other considerations.The program does not require the repurchase of a specific number of shares and may be terminated at any time.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 3.1 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the trailing twelve months ended September 30, 2011.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

*    Filed herewith.
**    The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***       Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DineEquity, Inc. (Registrant)

November 3, 2011	BY:	/s/ Julia A. Stewart
(Date)		Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

November 3, 2011		/s/ Thomas W. Emrey
(Date)		Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

November 3, 2011		/s/ Greggory Kalvin
(Date)		Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)