Form 10-K
period 2011-12-31
DineEquity, Inc
filed 2012-03-01
CIK 49754

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 3, 2011: $833.4 million.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 24, 2012
Common Stock, $.01 par value	18,095,838
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 15, 2012 (the "2012 Proxy Statement") are incorporated by reference into Part III.

DINEEQUITY, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other filings with the United States Securities and Exchange Commission (the "SEC") are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not incorporated into this annual report. Further, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. In addition, the public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC.
We have a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. For convenience, we refer to all fiscal years as ending on December 31 and all fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 weeks in our 2011 and 2010 fiscal years, which ended on January 1, 2012 and January 2, 2011, respectively. There were 53 weeks in our 2009 fiscal year, which ended on January 3, 2010. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks.
Background
The first International House of Pancakes® ("IHOP") restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company or its predecessors have engaged in the development, franchising and operation of IHOP restaurants. In November 2007, we completed the acquisition of Applebee's International, Inc. ("Applebee's"). We currently own, operate and franchise two restaurant concepts in the casual dining and family dining categories of the restaurant industry: Applebee's Neighborhood Grill and Bar® and IHOP®. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, and, unless the context reflects otherwise, whether operated by franchisees, area licensees or the Company. Retail sales at restaurants that are operated by franchisees and area licensees are not attributable to the Company. Unless the context reflects otherwise, franchisees and area licensees are referred to collectively as franchisees and restaurants operated by them are referred to collectively as franchise restaurants. With more than 3,500 restaurants combined in 18 countries and over 400 franchisees, DineEquity is one of the largest full-service restaurant companies in the world.
This report should be read in conjunction with the cautionary statements on page 29 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.—Forward Looking Statements."
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
Franchise Operations Segment
As of December 31, 2011, the franchise operations segment consisted of 1,842 restaurants operated by Applebee's franchisees in the United States, one United States territory and 15 foreign countries and 1,535 restaurants operated by IHOP franchisees and area licensees in the United States, two United States territories and three foreign countries. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products (primarily IHOP pancake and waffle dry-mixes) and the portion of the franchise fees allocated to IHOP and Applebee's intellectual property. Additionally, franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, Applebee's national advertising fund transactions constitute agency activity and therefore are not recognized as franchise revenue and expense.
Franchise operations expenses include IHOP advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.

Company Operations Segment
As of December 31, 2011, the company restaurant operations segment consisted of 177 company-operated Applebee's restaurants, 10 company-operated IHOP restaurants and five IHOP restaurants reacquired from franchisees and operated by IHOP on a temporary basis until refranchised. Three of the five reacquired restaurants were refranchised in January 2012. All company-operated restaurants are in the United States.
Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, utilities, rent and other restaurant operating costs.
Rental Operations Segment
Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The rental operations revenue and expenses are primarily generated by IHOP. Applebee's has an insignificant amount of rental activity that only relates to properties that are temporarily retained after refranchising company-operated restaurants until such time as the properties can be disposed of by sale.
Financing Operations Segment
Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants and a portion of franchise fees for restaurants taken back from franchisees not allocated to IHOP intellectual property. Financing expenses are primarily the cost of restaurant equipment.
Financial information for our four operating segments for the last three fiscal years is set forth in Note 22, Segment Reporting, of the Notes to the Consolidated Financial Statements included in this report. Revenue derived from all foreign countries, in the aggregate, comprises 1% of total consolidated revenue.
Restaurant Concepts
Applebee's
We develop, franchise and operate restaurants in the bar and grill segment of the casual dining category of the restaurant industry under the name "Applebee's Neighborhood Grill & Bar." With 2,019 system-wide restaurants as of December 31, 2011, Applebee's Neighborhood Grill & Bar is the largest casual dining concept in the world, in terms of number of restaurants and market share(1). As of December 31, 2011, franchisees operated 1,842 of these restaurants and 177 restaurants were company-operated. The restaurants were located in 49 states, one United States territory and 15 countries outside of the United States.
Each Applebee's restaurant is designed as an attractive, friendly, neighborhood establishment featuring high quality, moderately-priced food, alcoholic and non-alcoholic beverage items, table service and a comfortable atmosphere. Applebee's restaurants appeal to a wide range of customers including young adults, senior citizens and families with children.
Franchising
Generally, franchise arrangements for Applebee's restaurants consist of a development agreement and separate franchise agreements for each restaurant. Development agreements grant to the franchise developer the exclusive right to develop Applebee's restaurants in a designated geographical area over a specified period of time. The term of a domestic development agreement is generally 20 years. The development agreements typically provide for an initial development schedule of one to five years as agreed upon by the Company and the franchisee. At or shortly prior to the completion of the initial development schedule or any subsequent supplemental development schedule, the Company and the franchisee generally execute supplemental development schedules providing for the development of additional Applebee's restaurants in the franchise developer's exclusive territory.
Prior to the opening of each new Applebee's restaurant, the franchisee and the Company enter into a separate franchise agreement for that restaurant. Our current standard domestic Applebee's franchise agreement provides for an initial term of 20 years and permits four renewals, in five-year increments, for up to an additional 20 years, upon payment of an additional franchise fee. Our current standard domestic Applebee's franchise arrangement calls for an initial franchisee fee of $35,000 and a royalty fee equal to 4% of the restaurant's monthly net sales. We have agreements with a majority of our franchisees for Applebee's restaurants opened before January 1, 2000 which provide for royalty rates of 4% and extend the initial term of the franchise agreements until 2020. The terms, royalties and advertising fees under a limited number of franchise agreements and other franchise fees under older development agreements vary from the currently offered arrangements.
__________________________________________________________________________

(1)	Source: Nation's Restaurant News, "Special Report: Top 100," June 27, 2011 (market share based on U.S. system-wide sales in the casual dining category).

Since the completion of the Applebee's acquisition, we have been executing a strategy to transition from an Applebee's system that was 74% franchised at the time of the acquisition to a 99% franchised system, similar to IHOP's 99% franchised system. As of December 31, 2011, the Applebee's system is 91% franchised. In order to complete this strategy, we plan to franchise substantially all of the remaining company-operated Applebee's restaurants while retaining 23 restaurants in one company market in the Kansas City area. This highly franchised business model is expected to require less capital investment, improve margins, and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the refranchising of the company-operated restaurants for the retirement of debt.
As of December 31, 2011, we had 71 franchise groups, including 29 international franchise groups. We have generally selected franchisees that are experienced multi-unit restaurant operators. Many franchisees have operated or concurrently operate other restaurant concepts. We have assigned development rights to the vast majority of domestic areas in all states except Hawaii and the company-operated markets.
Domestic Franchising
As of December 31, 2011, there were 1,694 domestic Applebee's franchise restaurants. During 2011, 15 domestic franchise restaurants opened, six domestic franchise restaurants closed and 132 company-operated restaurants were franchised. The number of restaurants held by an individual franchisee ranges from one to 338 restaurants. The table below sets forth information regarding the number of Applebee's restaurants owned by domestic franchisees as of December 31, 2011 as well as the total number of restaurants falling into each of the listed ownership ranges.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One to ten	8	19.0%	53	3.1%
Eleven to twenty-five	13	31.0%	234	13.8%
Twenty-six to fifty	12	28.6%	474	28.0%
Fifty-one to one hundred	7	16.7%	492	29.0%
Greater than one hundred	2	4.8%	441	26.0%
Total (a)	42	100.0%	1,694	100.0%
_______________________________________________

(a)	Percentages may not add due to rounding.
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
As of December 31, 2011, there were 148 international Applebee's franchise restaurants. During 2011, nine international franchise restaurants opened and nine international franchise restaurants closed. The number of restaurants held by an individual franchisee ranges from one to 22 restaurants. The table below sets forth information regarding the number of Applebee's restaurants owned by international franchisees as of December 31, 2011 as well as the total number of restaurants falling into each of the listed ownership ranges.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One	6	20.7%	6	4.1%
Two to five	15	51.7%	45	30.4%
Six to ten	4	13.8%	36	24.3%
Eleven to twenty	3	10.3%	39	26.4%
Greater than twenty	1	3.4%	22	14.9%
Total (a)	29	100.0%	148	100.0%
_______________________________________________

(a)	Percentages may not add due to rounding.
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
We maintain a domestic Franchise Business Council which provides input about operations, marketing, product development and other aspects of restaurants for the purpose of improving the franchise system. As of December 31, 2011, the Franchise Business Council consisted of eight franchisee representatives and three members of our senior management team. One franchisee representative, the founder of Applebee's, is a member for life. The other franchisee representatives are elected by franchisees to staggered two-year terms. The Franchise Business Council is also responsible for the appointment of members to advisory committees related to marketing, restaurant operations, information technology, product development and human resources.
Company-Operated Restaurants
Historically, Applebee's company-operated restaurants have been clustered in targeted markets to increase consumer awareness and convenience and enable us to take advantage of operational, distribution and advertising efficiencies. We plan to continue to execute our strategy, initiated in 2008, of transitioning to a 99% franchised system through the sale of company-operated restaurants to franchisees. The timing of completing this transition is subject to numerous variables, including qualifications of the prospective buyers, the economic climate in general and credit markets in particular, and the attainment of satisfactory valuations for each transaction.
As of December 31, 2011, Applebee's company-operated restaurants were located in the following areas:

Area
Kansas City, MO/KS area	34
Detroit, MI area	33
Grand Rapids, MI area	32
Springfield/Columbia, MO area	12
Memphis, TN/Paducah, MO area	17
Evansville/Terre Haute, IN area	10
Norfolk/Richmond, VA area	39
177
In 2011, we completed the refranchising and sale of related restaurant assets of 132 Applebee's company-operated restaurants, 66 of which were located in Massachusetts, New Hampshire, Maine, Rhode Island, Vermont and parts of New York state (collectively, the New England market area), 36 of which were located in the St. Louis market area and 30 of which were located in the Washington, D.C. market area. In October 2011, we entered into an agreement for the refranchising and sale of related restaurant assets of 17 Applebee’s company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee. This transaction closed in January 2012. Including this most recent transaction, we have refranchised 342 company-operated restaurants since the transitioning strategy was initiated in 2008.
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
There are currently 83 development agreements with 37 franchise groups in place covering the entire United States (except Hawaii and company-operated markets) and 12 development agreements with 12 franchise groups calling for restaurant development in foreign countries. As noted above, we are in the process of refranchising the majority of our domestic company-operated restaurants. In conjunction with the refranchising of these company-operated restaurants, we expect to enter into development agreements with the new franchisees setting forth requirements for additional development in each market.
In 2012, we expect franchisees to open a total of between 25 to 30 new Applebee's franchise restaurants. We do not plan to open any company-operated restaurants. The following table represents commitments for 2012-2013 by franchisees under development agreements to develop Applebee's restaurants. We disclose development commitments for only a two-year period as the Applebee's development agreements generally provide for a series of two-year development commitments after the initial development period.

	Contractual Opening of Restaurants by Year
	2012	2013
Domestic development agreements	20	37
International development agreements	15	11
Total	35	48
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
Menu
Applebee's restaurants offer a diverse menu of high quality, moderately-priced food and beverage items consisting of traditional favorites and signature dishes. The restaurants feature a broad selection of entrées as well as appetizers, salads, sandwiches, specialty drinks and desserts. All Applebee's restaurants offer beer, wine, liquor and premium specialty drinks. Applebee's updates its menu offerings regularly to better serve our customers and give them new reasons to return to our restaurants. Since 2007, more than 80% of Applebee's menu now consists of either new offerings or improved offerings with high quality ingredients.
In 2009, Applebee's entered into a non-exclusive endorsement agreement with Weight Watchers International, Inc. ("Weight Watchers") to offer Weight Watchers® branded menu items to our guests. Under the agreement, Applebee's and participating franchisees pay Weight Watchers a royalty equal to 2.5% of the proceeds from the sale of Weight Watchers-endorsed items on the Applebee's menu. The agreement has been extended through at least November 2014.
Marketing and Advertising
Applebee's has historically concentrated its marketing and advertising efforts primarily on food-specific promotions, as well as on Weight Watchers and other Applebee's branded messaging. Our marketing and advertising includes national, regional and local expenditures, utilizing primarily television, radio, direct mail and print media, as well as alternative channels such as the Internet, social media, product placements and the use of third-party retailers to market our gift cards. Our "2 for $20" promotion, first introduced nationally in 2009, continues to resonate with our guests as we continually rotate different entrée selections into the promotion.
For the year ended December 31, 2011, approximately 4% of Applebee's company restaurant sales were allocated for marketing activities. This amount includes contributions to the national advertising fund, which develops and funds the national promotions and the development of television and radio commercials and print advertising materials. We focus the remainder of our company-operated restaurant marketing expenditures on local marketing in areas with company-operated restaurants.
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
IHOP
We develop, franchise and operate restaurants in the family dining category of the restaurant industry under the names IHOP and International House of Pancakes. IHOP is the largest family dining brand in the world in terms of system-wide sales (2). As of December 31, 2011, there were a total of 1,550 IHOP restaurants of which 1,369 were subject to franchise agreements, 166 were subject to area license agreements and 15 were company-operated restaurants. Franchisees and area licensees are independent third parties who are licensed by us to operate their restaurants using our trademarks, operating systems and methods and offer a broad range of entrées, appetizers, desserts and non-alcoholic beverages specified by IHOP, including our award-winning pancakes. We own and operate ten IHOP restaurants in the Cincinnati market area primarily for testing new remodel designs, new menu items and equipment, new operational procedures systems and new marketing, brand and design elements. In addition, from time to time we may also operate, on a temporary basis until refranchised, IHOP restaurants that we reacquire for a variety of reasons from IHOP franchisees. There were five such restaurants included as company-operated restaurants as of December 31, 2011, three of which were subsequently refranchised in January, 2012. IHOP restaurants are located in all 50 states of the United States, the District of Columbia, Puerto Rico and the United States Virgin Islands and internationally in Canada, Mexico and Guatemala.
IHOP restaurants feature full table service and high quality, moderately priced food and beverage offerings in an attractive and comfortable atmosphere. Although the restaurants are best known for their award-winning pancakes, omelets and other breakfast specialties, IHOP restaurants offer a variety of lunch, dinner and snack items as well. IHOP restaurants are open throughout the day and evening hours. Approximately half of our IHOP restaurants operate 24 hours a day, seven days a week and nearly 200 additional restaurants operate 24 hours a day for some portion of the week.
Franchising
Franchised restaurants include both company-financed and franchisee-financed development. As discussed in greater detail below, under the Company's business model as it was in effect prior to 2003 (the "Previous Business Model"), the Company developed a substantial majority of all IHOP restaurants with the intention of leasing them to franchisees. Under the strategy adopted in January 2003 (the "Current Business Model"), substantially all new IHOP restaurants are developed by franchise developers with the intention of operating them as franchised restaurants.
Current Business Model
Under our Current Business Model, a potential franchisee first negotiates and enters into either a single-store development agreement or a multi-store development agreement with the Company and, upon completion of a prescribed approval procedure, is primarily responsible for the development and financing of one or more new IHOP franchised restaurants. In general, we do not provide any financing with respect to the franchise fee or otherwise under the Current Business Model. The franchise developer uses its own capital and financial resources along with third-party financial sources arranged for by the franchise developer to purchase or lease a restaurant site, build and equip the business and fund its working capital needs. The principal terms of the franchise agreements entered into under the Previous Business Model and the Current Business Model, including the franchise royalties and the franchise advertising fees, are substantially the same except with respect to the terms relating to the franchise fee. Of the 1,535 IHOP restaurants subject to franchise and area license agreements as of December 31, 2011, a total of 453 operate under the Current Business Model.
_____________________________________________________________________________

(2)	Source: Nation's Restaurant News, "Special Report: Top 100," June 27, 2011 (based on U.S. system-wide sales in the family dining category).

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
Previous Business Model
IHOP franchised restaurants established prior to 2003 under our Previous Business Model were generally developed by the Company. The Company was involved in all aspects of the development and financing of the restaurants. Under the Previous Business Model, the Company typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period.  Of the 1,535 IHOP restaurants subject to franchise and area license agreements as of December 31, 2011, over half operate under the Previous Business Model
The revenues received from a restaurant franchised under the Previous Business Model include: (a) the franchise fee, a portion of which (typically 20%) was paid upon execution of the franchise agreement; (b) interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes and from the equipment notes; (c) franchise royalties typically equal to 4.5% of weekly gross sales; (d) lease or sublease rents for the restaurant property and building; (e) rent under an equipment lease; (f) revenues from the sale of pancake and waffle dry-mixes; and (g) franchise advertising fees as described above.
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
Area License Agreements and International Franchise Agreements
We have entered into three long-term area license agreements covering the state of Florida and certain counties in the state of Georgia and the province of British Columbia, Canada. As of December 31, 2011, the area licensees for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 153 IHOP restaurants, and the area licensees for the province of British Columbia, Canada operated or sub-franchised a total of 13 IHOP restaurants. The area license agreements provide for royalties ranging from 0.5% to 2.0% of gross sales and advertising fees equal to 0.25% of gross sales. The area license agreements provide the licensees with the right to develop new IHOP restaurants in their respective territories. We also derive revenues from the sale of proprietary products to these area licensees and in certain instances their sub-franchisees. Revenues from our area licensees are included in franchise operations revenues for segment reporting purposes.
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

We highly value good franchisor/franchisee relations and strive to maintain positive working relationships with our franchisees. We sponsor the IHOP Franchise Leadership Council, an elected and appointed body of IHOP franchisees formed to advise and assist IHOP management with respect to a broad range of matters relating to the operation of IHOP restaurants. The group meets with IHOP management at least three times a year to discuss operational issues, marketing matters, development and construction issues, information technology and many other topics.
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
Restaurant Development
The Current Business Model relies on franchisees to obtain their own financing to develop IHOP restaurants. We review and approve the franchisees' proposed sites but do not contribute capital or become the franchisees' landlord. Under the Current Business Model, substantially all new IHOP restaurants are financed and developed by franchisees or area licensees. In 2011, our franchisees and area licensees financed and developed 58 new restaurants. We do not currently intend to build additional company-operated IHOP restaurants in the Cincinnati market.
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
Future Restaurant Development
In 2011, IHOP entered into 13 new franchise development agreements for the development of 60 IHOP restaurants. The most significant new agreement was a multi-restaurant franchise agreement for the development of 40 new IHOP restaurants in Kuwait, the Kingdom of Saudi Arabia, Jordan, Lebanon, Qatar, the United Arab Emirates, Oman, Bahrain and Egypt.
As of December 31, 2011, we had signed commitments and options from franchisees to build 292 IHOP restaurants over the next 18 years, comprised of 7 restaurants under single-store or non-traditional development agreements, 137 restaurants under multi-store development agreements and 64 restaurants under international development agreements. The signed agreements include options to build an additional 84 restaurants over the next 16 years.
In 2012, we expect to open a total of 45 to 55 new IHOP restaurants, primarily in the domestic market.
The following table represents our IHOP restaurant development commitments, including options, as of December 31, 2011:

Contractual Openings of Restaurants by Year	Number of Signed Agreements at 12/31/11	2012	2013	2014	2015	2016 and thereafter	Total
Single-store development agreements	7	6	1	—	—	—	7
Multi-store development agreements	47	39	31	24	15	28	137
Multi-store development options	7	—	—	1	4	57	62
International territory agreements	6	7	9	10	13	25	64
International territory options	4	—	2	1	2	17	22
Total	71	52	43	36	34	127	292
The actual number of openings in any period may differ from both our expectations and the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals, franchisee noncompliance with development agreements and various economic factors.

Composition of Franchise System
As of December 31, 2011, there were 1,499 domestic IHOP franchise and area license restaurants. During 2011, our franchisees opened 45 domestic franchise restaurants and 8 domestic franchise restaurants were closed. The number of restaurants held by an individual franchisee ranges from one to 153 restaurants. The table below sets forth information regarding the number of IHOP restaurants owned by domestic franchisees as of December 31, 2011 as well as the total number of restaurants falling into each of the listed ownership ranges.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One	170	48.6%	170	11.3%
Two to five	119	34.0%	337	22.5%
Six to ten	31	8.9%	238	15.9%
Eleven to fifteen	14	4.0%	177	11.8%
Sixteen and over	16	4.6%	577	38.5%
Total (a)	350	100.0%	1,499	100.0%
________________________________

(a)	Percentages may not add due to rounding.
As of December 31, 2011, there were 36 international IHOP franchise and area license restaurants. During 2011, our franchisees opened seven international franchise restaurants and none were closed. The number of restaurants held by an individual franchisee ranges from one to 13 restaurants. The table below sets forth information regarding the number of IHOP restaurants owned by international franchisees as of December 31, 2011 as well as the total number of restaurants falling into each of the listed ownership ranges.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One	4	33.3%	4	11.1%
Two to ten	7	58.3%	19	52.8%
Greater than ten	1	8.3%	13	36.1%
Total (a)	12	100.0%	36	100.0%
________________________________

(a)	Percentages may not add due to rounding.
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
By spring of 2012, IHOP will transition from a six-week, single limited-time-offer promotional menu system to a featured items menu handout that will last for a few months at  a time, providing a broader base of news and excitement while simplifying in-restaurant execution.

Marketing and Advertising
IHOP franchisees and company-operated restaurants contribute a percentage of their sales to local advertising cooperatives and a national advertising fund. The franchise agreements provide for local and national advertising fees. The local advertising cooperatives have historically used advertising fees for various local marketing programs. The national marketing fund is primarily used for buying media and national advertising and also for the production of advertising. The national marketing fund is also used to defray certain expenses associated with our marketing and advertising functions.
Since 2005, we and our franchisees have allocated a portion of the local advertising fees to national media in order to take advantage of buying efficiencies associated with national broadcast, syndication and cable media. For 2011, 2010 and 2009, the franchisees agreed to reallocate a greater portion of their local advertising fees to national media, which resulted in more television advertising on national broadcast, syndication and cable media. We also have expanded the scope of our gift card program and increased our third-party retailer base to market our gift cards.
Purchasing Cooperative
In February 2009, Centralized Supply Chain Services, LLC ("CSCS" or the "Co-op"), an independent cooperative entity, was formed to operate as a purchasing cooperative for the operators of Applebee's and IHOP domestic restaurants who have chosen to join the Co-op. The Company has appointed CSCS as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. The Company (as a restaurant operator) is a member of CSCS and has committed to purchase substantially all goods, equipment and distribution services for company-operated restaurants through the CSCS supply chain program. CSCS combines the purchasing volume for goods, equipment and distribution services within and across the Applebee's and IHOP concepts. Its mission is to achieve for its members the benefit of continuously available goods, equipment and distribution services in adequate quantities at the lowest possible sustainable prices. The operations of CSCS are funded by a separately stated administrative fee added to one or more products purchased by operators. As of December 31, 2011, 100% of Applebee's franchise restaurants and 96% of IHOP franchise restaurants were members of CSCS.
We believe the larger scale provided by combining the supply chain requirements of both brands provides continuing cost savings and efficiencies while helping to ensure compliance with Company quality and safety standards. IHOP pancake and waffle dry mixes are manufactured by a single supplier from multiple plants. In some instances, IHOP is required to enter into commitments to purchase food and other items on behalf of the IHOP system as a whole for the purpose of supplying limited time promotions.
Industry Overview and Competition
The Applebee's and IHOP restaurant chains are among the numerous restaurant chains and independent restaurants competing in the $600 billion restaurant industry in the United States. The restaurant industry is generally categorized into segments by price point ranges, the types of food and beverages offered and the types of service available to consumers. These segments include, among others, fast food or quick service restaurants ("QSR"), family dining, casual dining and fine dining. Each of these segments can be broken down further into the type of food served by the restaurant. For example, the QSR category includes sandwich chains, hamburger chains and other chains.
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
IHOP competes in the family dining segment against national and multi-state operators such as Denny's, Cracker Barrel Old Country Store and Bob Evans Restaurants. IHOP also faces a growing level of competition from fast food chains that serve breakfast. In addition, there are many independent restaurants and diners across the country in the family dining segment. Family dining restaurants offer full table service, typically do not have bars or serve liquor, and usually offer breakfast in addition to lunch and dinner items. IHOP is the largest family dining brand in the world in terms of system-wide sales.
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

Trademarks and Service Marks
We and our affiliates have registered certain trademarks and service marks with the United States Patent and Trademark Office and various international jurisdictions, including “DineEquity®” and “Great Franchisees. Great Brands.®”  We own trademarks and service marks used in the Applebee's system, including “Applebee's®" and "Applebee's Neighborhood Grill & Bar®," and variations of each, as well as “Brewtus®,” “Carside To Go®,” “There's No Place Like The Neighborhood®," and “Pick 'N Pair®." In addition, through our affiliate, we own trademarks and service marks used in the IHOP system, including "IHOP®" and "International House of Pancakes®," and variations of each, as well as "Never Empty Coffee Pot®," "Rooty Tooty Fresh 'N Fruity®," "Rooty Jr.®," "Harvest Grain 'N Nut®," "Come Hungry. Leave Happy.®," "IHOP at Home®," "IHOP Cafe®," and "IHOP Express®."
We consider our trademarks and service marks important to the identification of our company and our restaurants and believe they are of material importance to the conduct of our business. We generally intend to renew trademarks and service marks which come up for renewal. We own or have rights to all trademarks we believe are material to our restaurant operations. In addition, we have registered various domain names on the Internet that incorporate certain of our trademarks and service marks, and believe these domain name registrations are an integral part of our identity. From time to time, we may take appropriate legal action to defend and protect the use of our intellectual property.
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
Employees
At December 31, 2011, we employed approximately 10,900 employees, of whom approximately 640 were full-time, non-restaurant, corporate personnel. Our employees are not presently represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our relations with employees are good.

Item 1A.    Risk Factors.
General
This Item 1A includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements included in Item 7.
The occurrence of any of the events discussed in the following risk factors may adversely affect, possibly in a material manner, our business, financial condition and results of operations, which may adversely affect the value of our shares of common stock or preferred stock.
Our business is affected by general economic conditions that are largely out of our control.    Our business is dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee's or IHOP restaurants. If our customers' disposable income available for discretionary spending is reduced (because of circumstances such as job losses, credit constraints and higher housing, taxes, energy, interest or other costs) or if the perceived wealth of customers decreases (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our business could experience lower sales and customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants or fast casual dining) or choose alternatives to dining out. Any resulting decreases in customer traffic or average value per transaction will negatively impact the financial performance of Applebee's or IHOP company-operated restaurants, as reduced gross sales result in downward pressure on margins and profitability. These factors could also reduce gross sales at franchise restaurants, resulting in lower royalty payments from franchisees, and could reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments when they are due and develop new restaurants as called for in their respective development agreements.
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
Declines in our financial performance could result in additional impairment charges in future periods.    United States generally accepted accounting principles ("U.S. GAAP") require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions as to same-restaurant sales trends, future development plans and brand-enhancing initiatives, among other things. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. As of December 31, 2011, our total stockholders' equity was $155.2 million. A significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could result in a deficit balance in stockholders' equity. While such a deficit balance would not create an incident of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.
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
The restaurant industry is highly competitive, and that competition could lower our revenues, margins and market share.    The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants. The restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food. Each Applebee's and IHOP restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as independent businesses. The trend toward convergence in grocery, deli, and restaurant services, as well as the continued expansion of restaurants into the breakfast daypart, may increase the number and variety of Applebee's and IHOP restaurants' competitors. In addition to the prevailing baseline level of competition, major market players in non-competing industries may choose to enter the food services market. Such increased competition could have a material adverse effect on the financial condition and results of operations of Applebee's or IHOP restaurants in affected markets. Applebee's and IHOP restaurants also compete with other restaurant chains for qualified management and staff, and we compete with other restaurant chains for available locations for new restaurants. Applebee's and IHOP restaurants also face competition from the introduction of new products and menu items by competitors, as well as substantial price discounting, and are likely to face such competition in the future. The future success of new products, initiatives and overall strategies is highly difficult to predict and will be influenced by competitive product offerings, pricing and promotions offered by competitors. Our ability to differentiate the Applebee's and IHOP brands from their competitors, which is in part limited by the advertising monies available to us and by consumer perception, cannot be assured. These factors could reduce the gross sales or profitability at Applebee's or IHOP restaurants, which would reduce the revenues generated by company-owned restaurants and the franchise payments received from franchisees.
Our business strategy may not achieve the anticipated results.    We expect to continue to apply a business strategy that includes, among other things, (i) the transition to a 99% franchised Applebee's system; (ii) specific changes in the manner in which our Applebee's and IHOP businesses are managed and serviced, such as the February 2009 establishment of a purchasing cooperative, and the procurement of products and services from such purchasing cooperative; (iii) the possible introduction of new restaurant concepts; and (iv) the establishment of a shared service model across the brands for various functions, including legal, human resources and finance. However, the Applebee's business is different in many respects from the IHOP business. In particular, the Applebee's restaurants are part of the casual dining segment of the restaurant industry whereas the IHOP restaurants are part of the family dining segment, and the Applebee's business is larger, distributed differently across the United States and appeals to a somewhat different segment of the consumer market. Therefore, there can be no assurance that the business strategy we apply to the Applebee's business will be suitable or will achieve similar results to the application of such business strategy to the IHOP system. In particular, the refranchising of Applebee's company-operated restaurants may not improve the performance of such restaurants and may not reduce the capital expenditures or debt levels to the extent we anticipate or result in the other intended benefits of the strategy. The actual benefit from the refranchising of the Applebee's company-operated restaurants is uncertain and may be less than anticipated.
As of December 31, 2011, we have refranchised 325 of the Applebee's company-operated restaurants acquired on November 29, 2007. There can be no assurance that we will be able to complete the refranchising of a substantial majority of the remaining 177 company-operated restaurants on terms that we and our creditors would consider desirable or within the anticipated time frame. In October 2011, we entered into an agreement for the refranchising and sale of related restaurant assets of 17 Applebee’s company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee. The transaction closed in January 2012. Following these transactions, Applebee's system is 91% franchised. The anticipated proceeds from the refranchising of the company-operated restaurants are based on current market values, recent comparable transaction valuations, and a number of other assumptions. The refranchising of Applebee's company-operated restaurants may not be completed for several years. If market rents, comparable transaction valuations or other assumptions prove to be incorrect, the actual proceeds from the refranchising of the company-operated restaurants may be different than anticipated. In addition, adverse economic, market or other conditions existing in the states in which company-operated restaurants are located may adversely affect our ability to execute the refranchising transactions or to achieve the anticipated returns from such transactions. Market conditions may have changed at the time the refranchising transactions occur. Finally, the operational improvement initiatives or purchasing initiatives may not be successful or achieve the desired results. In particular, there can be no assurance that the existing franchisees or prospective new franchisees will respond favorably to such initiatives.
Our performance is subject to risks associated with the restaurant industry.    The sales and profitability of our restaurants and, in turn, payments from our franchisees may be negatively impacted by a number of factors, some of which are outside of our control. The most significant are:

•
declines in comparable restaurant sales growth rates due to: (i) failing to meet customers' expectations for food quality and taste or to innovate new menu items to retain the existing customer base and attract new customers; (ii) competitive intrusions in our markets; (iii) opening new restaurants that cannibalize the sales of existing restaurants; (iv) failure of national or local marketing to be effective; (v) weakening national, regional and local economic conditions; and (vi) natural disasters or adverse weather conditions.

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

•
negative trends in the availability of credit and in expenses such as interest rates and the cost of construction materials that will affect our ability or our franchisees' ability to maintain and refurbish existing restaurants;

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
We may experience shortages or interruptions in the supply or delivery of food.    Our franchised and company-operated restaurants are dependent on frequent deliveries of fresh produce, groceries and other food and beverage products. This subjects us to the risk of shortages or interruptions in food and beverage supplies which may result from a variety of causes including, but not limited to, shortages due to adverse weather, labor unrest, political unrest, terrorism, outbreaks of food-borne illness, disruption of operation of production facilities or other unforeseen circumstances. Such shortages could adversely affect our revenue and profits. The inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. While the supply of pancake and waffle dry mixes is generally available, we currently obtain our pancake and dry mixes from a single manufacturer. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the profits generated by company-operated restaurants or the payments we receive from franchisees.
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
We are dependent upon our franchisees. We have significantly increased the percentage of restaurants owned and operated by our franchisees. While our franchise agreements are designed to maintain brand consistency, this increase in the franchised-operated restaurants reduces our direct day-to-day control over these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control of the restaurants. These risks include franchisee defaults in their obligations to us arising from financial or other difficulties encountered by them, such as payments to us or maintenance and improvement obligations; limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; unwillingness of franchisees to support our marketing programs and strategic initiatives; inability to participate in business strategy changes due to financial constraints; inability to meet rent obligations on leases on which we retain contingent liability; failure to operate restaurants in accordance with required standards; failure to report sales information accurately; efforts by one or more large franchisees to cause poor franchise relations; and failure to comply with food quality and preparation requirements subjecting us to potential losses even when we are not legally liable for a franchisee's actions or failure to act. Although we believe that our current relationships with our franchisees are generally good, there can be no assurance that we will maintain strong franchise relationships. Our dependence on franchisees could adversely affect us, our reputation and our brands, and could adversely affect our business, financial condition and results of operations.
We face a variety of risks associated with doing business with franchisees, business partners and vendors in foreign markets. Our expansion into international markets could create risks to our brands and reputation. We believe that we have selected high-caliber international operating partners and franchisees with significant experience in restaurant operations. However, the ultimate success and quality of any franchise restaurant rests with the franchisee. If the franchisee does not successfully operate its restaurants in a manner consistent with our standards, or customers have negative experiences due to issues with food quality or operational execution, our brand values could suffer, which could have an adverse effect on our business.
There also is no assurance that international operations will be profitable or that international growth will continue. Our international operations are subject to all of the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, foreign currency fluctuations, and differing cultures and consumer preferences.
We also are subject to governmental regulations throughout the world that impact the way we do business with our international franchisees and vendors. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.
Factors outside our control may harm our brands' reputations.    The success of our restaurant business is largely dependent upon brand recognition and the strength of our franchise systems. The continued success of our company-operated restaurants and our franchisees will be directly dependent upon the maintenance of a favorable public view of the Applebee's and IHOP brands. Negative publicity (e.g., crime, scandal, litigation, on-site accidents and injuries or other harm to customers) at a single Applebee's or IHOP location can have a substantial negative impact on the operations of all restaurants within the Applebee's or IHOP system. Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, but particularly regarding food quality, food-borne illness, food tampering, obesity, injury or other health concerns with respect to certain foods, whether or not accurate or valid. The risk of food-borne illness or food tampering cannot be completely eliminated. Any outbreak of food-borne illness or other food-related incidents attributed to Applebee's or IHOP restaurants or within the food service industry or any widespread negative publicity regarding the Applebee's or IHOP brands or the restaurant industry in general could harm our reputation. Although the Company maintains liability insurance, and each franchisee is required to maintain liability insurance pursuant to its franchise agreements, a liability claim could injure the reputation of all Applebee's or IHOP restaurants, whether or not it is ultimately successful.
We may be subject to legal proceedings that could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There have been a growing number of lawsuits in recent years. There has also been a rise in employment-related lawsuits. From time to time, we have been subject to these types of lawsuits. The cost of defending claims against us or the ultimate resolution of such claims may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits.
We and our franchisees are subject to a variety of litigation.    We and our franchisees are subject to complaints or litigation from guests alleging illness, injury or other food quality, food safety, health or operational concerns. We and our franchisees are also subject to "dram shop" laws in some states pursuant to which we and our franchisees may be subject to liability in connection with personal injuries or property damages incurred in connection with wrongfully serving alcoholic beverages to an intoxicated person. We may also initiate legal proceedings against franchisees for breach of the terms of their franchise agreements, including underreporting of sales. Such claims may reduce the profits generated by company-operated restaurants and the ability of franchisees to make payments to us. These claims may also reduce the ability of franchisees to enter into new franchise agreements with us. Although our franchise agreements require our franchisees to defend and indemnify us, we may be named as a defendant and sustain liability in legal proceedings against franchisees under the doctrines of vicarious liability, agency, negligence or otherwise.
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
Our failure or the failure of our franchisees to comply with federal, state and local governmental regulations may subject us to losses and harm our brands.   We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), along with the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including tip credits, working conditions, safety standards and immigration status. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. We continue to review the health care reform law enacted by Congress in March of 2010 and regulations issued related to the law to evaluate the potential impact of this new law on our business, and to accommodate various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.
We are subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages and those relating to building and zoning requirements. Each of our and our franchisees' restaurants is also subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality where the restaurant is located. We generally have not encountered any material difficulties or failures in obtaining and maintaining the required licenses and approvals that could impact the continuing operations of an existing restaurant, or delay or prevent the opening of a new restaurant. Although we do not, at this time, anticipate any occurring in the future, we cannot assure you that we or our franchisees will not experience material difficulties or failures that could impact the continuing operations of an existing restaurant, or delay the opening of restaurants in the future.
In addition, we are subject to laws and regulations, which vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation. In connection with the continued operation or remodeling of certain restaurants, we or our franchisees may be required to expend funds to meet federal, state and local and foreign regulations. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such laws could have an adverse effect on our results of operations.
Finally, we are subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws contain provisions that supersede the terms of franchise agreements, including provisions concerning the termination or non-renewal of a franchise. Some state franchise laws require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and the franchisees. Changes in, and the cost of compliance with, government regulations could have a material effect on operations.
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
The opening and success of Applebee's and IHOP restaurants depend on various factors, including the demand for Applebee's and IHOP restaurants and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, costs of construction, permit issuance and regulatory compliance, the ability to meet construction schedules, the availability of financing and other capabilities of franchisees. There is no assurance that franchisees planning the opening of restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. It cannot be assured that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concepts and standards.
Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater credit risk.    As of December 31, 2011, Applebee's franchisees operated 1,694 Applebee's restaurants in the United States, comprising 91% of the total Applebee's restaurants in the United States. Of those restaurants, the nine largest Applebee's franchisees owned 933 restaurants, representing 55% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of credit risk in respect of such franchisees because their financial obligations to us are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experiences financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements including payments to us and the maintenance and improvement of its restaurants. If any of these franchisees are subject to bankruptcy or insolvency proceedings, a bankruptcy court may prevent the termination of the related franchise agreements and development agreements. Any franchisee that is experiencing financial difficulties may also be unable to participate in implementing changes to our business strategy. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with its other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. The refranchising of most of the company-operated Applebee's restaurants that is part of our strategy may increase the degree of concentration of franchised Applebee's restaurants because the existing franchisees are the likely candidates to acquire company-operated restaurants. The concentration of the franchised Applebee's restaurants in a limited number of franchisees also may reduce our negotiating power with respect to the terms of sale of the company-operated Applebee's restaurants. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.
We are subject to credit risk from our IHOP franchisees operating under our Previous Business Model, and a default by these franchisees may negatively affect our cash flows.    Of the 1,535 IHOP restaurants subject to franchise and area license agreements as of December 31, 2011, over half operate under the Previous Business Model. The Company was involved in all aspects of the development and financing of the IHOP restaurants established prior to 2003. Under the Previous Business Model, the Company typically identified and leased or purchased the restaurant sites, built and equipped the restaurants and then franchised them to franchisees. In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous Business Model include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under our notes and equipment contract receivables as well as outstanding franchise royalties. The higher amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous Business Model may negatively affect our cash flows.
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
Franchisees may breach the terms of their franchise agreements in a manner that adversely affects our brands.    Franchisees are required to conform to specified product quality standards and other requirements pursuant to their franchise agreements in order to protect our brands and to optimize restaurant performance. However, franchisees may receive through the supply chain or produce sub-standard food or beverage products, which may adversely impact the reputation of our brands. Franchisees may also breach the standards set forth in their respective franchise agreements.
Franchisees are subject to potential losses that are not covered by insurance that may negatively impact their ability to make payments to us and perform other obligations under franchise agreements.    Franchisees may have insufficient insurance coverage to cover all of the potential risks associated with the ownership and operation of their restaurants. A franchisee may have insufficient funds to cover unanticipated increases in insurance premiums or losses that are not covered by insurance. Certain extraordinary hazards may not be covered and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, there is no assurance that any loss incurred will not exceed the limits on the policies obtained, or that payments on such policies will be received on a timely basis, or even if obtained on a timely basis, that such payments will prevent losses to such franchisee or enable timely franchise payments. Accordingly, in cases in which a franchisee experiences increased insurance premiums or must pay claims out-of-pocket, the franchisee may not have the funds necessary to make franchise payments.
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
Third-party claims with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues.    There can be no assurance that third parties will not assert infringement or misappropriation claims against us, or assert claims that our rights in our trademarks, service marks and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on us or our franchisees if such claims were to be decided against us. If our rights in any intellectual property were invalidated or deemed unenforceable, it could permit competing uses of intellectual property which, in turn, could lead to a decline in restaurant revenues and sales of other branded products and services (if any). If the intellectual property became subject to third-party infringement, misappropriation or other claims, and such claims were decided against us, we may be forced to pay damages, be required to develop or adopt non-infringing intellectual property or be obligated to acquire a license to the intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third-party claims.
If franchisees and other licensees do not observe the required quality and trademark usage standards, our brands may suffer reputational damage, which could in turn adversely affect our business.    We license our intellectual property to our franchisees, product suppliers, manufacturers, distributors, advertisers and other third parties. The franchise agreements and other license agreements require that each franchisee or other licensee use the intellectual property in accordance with established or approved quality control guidelines. However, there can be no assurance that the franchisees or other licensees will use the intellectual property assets in accordance with such guidelines. Franchisee and licensee noncompliance with the terms and conditions of the governing franchise agreement or other license agreement may reduce the overall goodwill associated with our brands. Franchisees and other licensees may refer to our intellectual property improperly in communications, resulting in the weakening of the distinctiveness of our intellectual property. There can be no assurance that the franchisees or other licensees will not take actions that could have a material adverse effect on the Applebee's or IHOP intellectual property.
In addition, even if the licensee product suppliers, manufacturers, distributors, or advertisers observe and maintain the quality and integrity of the intellectual property assets in accordance with the relevant license agreement, any product manufactured by such suppliers may be subject to regulatory sanctions and other actions by third parties which can, in turn, negatively impact the perceived quality of our restaurants and the overall goodwill of our brands, regardless of the nature and type of product involved. Any such actions could reduce restaurant revenues and corresponding franchise payments to us.
We are heavily dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.    We rely heavily on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, fraudulent manipulation of sales reporting from our restaurants, or a breach in security of these systems could be harmful and cause delays in customer service and reduce efficiency in our operations. Significant capital investments might be required to remediate any problems.
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

Our inability or failure to execute on a comprehensive business continuity plan following a major natural disaster such as an earthquake, tornado or man-made disaster, including terrorism, at our corporate facilities could materially adversely impact our business. Our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our two restaurant support centers. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including earthquakes, tornadoes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

Our business depends on our ability to attract and retain talented employees. Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Retail brand development initiatives could negatively impact our IHOP brand. Our business expansion into retail product licensing could create new risks to our IHOP brand and reputation. During 2011, IHOP launched a line of premium frozen breakfast entrées and pancake syrups in retail outlets. We believe that this new retail product offering is a growth opportunity that allows our brand to reach additional customers more often. If customers have negative perceptions or experiences with retail products, our brand value could suffer which could have an adverse effect on our business.

Failure of our internal controls over financial reporting and future changes in accounting standards may cause adverse unexpected operating results, affect our reported results of operations or otherwise harm our business and financial results. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock.
A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the questioning of current accounting practices may adversely affect our reported financial results. Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The table below shows the location and status of Applebee's and IHOP restaurants as of De cember 31, 2011:

	Applebee's			IHOP
	Franchise	Company- Operated	Total	Franchise	Company- Operated	Area License		Total
United States
Alabama	30	—	30	19	—	—		19
Alaska	2	—	2	4	—	—		4
Arizona	33	—	33	39	—	—		39
Arkansas	9	2	11	15	—	—		15
California	114	—	114	230	—	—		230
Colorado	27	—	27	29	1	—		30
Connecticut	8	—	8	7	—	—		7
Delaware	12	—	12	7	—	—		7
District of Columbia	—	—	—	2	—	—		2
Florida	110	—	110	—	—	149	*	149
Georgia	69	—	69	74	—	4		78
Hawaii	—	—	—	6	—	—		6
Idaho	12	—	12	9	—	—		9
Illinois	61	4	65	53	—	—		53
Indiana	59	7	66	22	—	—		22
Iowa	27	—	27	8	1	—		9
Kansas	19	15	34	18	1	—		19
Kentucky	32	5	37	5	1	—		6
Louisiana	18	—	18	27	—	—		27
Maine	11	—	11	1	—	—		1
Maryland	26	—	26	33	—	—		33
Massachusetts	29	—	29	18	—	—		18
Michigan	21	65	86	20	—	—		20
Minnesota	59	—	59	12	—	—		12
Mississippi	15	3	18	10	—	—		10
Missouri	28	33	61	28	—	—		28
Montana	8	—	8	5	—	—		5
Nebraska	19	—	19	5	—	—		5

	Applebee's			IHOP
	Franchise	Company- Operated	Total	Franchise	Company- Operated	Area License		Total
Nevada	14	—	14	23	—	—		23
New Hampshire	14	—	14	4	—	—		4
New Jersey	56	—	56	40	—	—		40
New Mexico	18	—	18	17	—	—		17
New York	110	—	110	51	—	—		51
North Carolina	56	2	58	45	—	—		45
North Dakota	11	—	11	2	—	—		2
Ohio	95	—	95	22	9	—		31
Oklahoma	21	—	21	27	—	—		27
Oregon	21	—	21	7	—	—		7
Pennsylvania	76	—	76	19	—	—		19
Rhode Island	8	—	8	3	—	—		3
South Carolina	40	—	40	27	—	—		27
South Dakota	6	—	6	5	—	—		5
Tennessee	34	4	38	34	—	—		34
Texas	95	—	95	186	—	—		186
Utah	16	—	16	19	—	—		19
Vermont	3	—	3	1	—	—		1
Virginia	36	37	73	59	—	—		59
Washington	40	—	40	30	—	—		30
West Virginia	17	—	17	6	—	—		6
Wisconsin	44	—	44	10	2	—		12
Wyoming	5	—	5	3	—	—		3
Total Domestic	1,694	177	1,871	1,346	15	153		1,514
International
Brazil	12	—	12	—	—	—		—
Canada	25	—	25	5	—	13	*	18
Chile	3	—	3	—	—	—		—
Costa Rica	1	—	1	—	—	—		—
Greece	2	—	2	—	—	—		—
Guatemala	3	—	3	2	—	—		2
Honduras	7	—	7	—	—	—		—
Jordan	1	—	1	—	—	—		—
Kuwait	5	—	5	—	—	—		—
Lebanon	2	—	2	—	—	—		—
Mexico	64	—	64	13	—	—		13
Puerto Rico	2	—	2	2	—	—		2
Qatar	5	—	5	—	—	—		—
Saudi Arabia	12	—	12	—	—	—		—
Singapore	1	—	1	—	—	—		—
St. Croix, Virgin Islands	—	—	—	1	—	—		1
United Arab Emirates	3	—	3	—	—	—		—
Total International	148	—	148	23	—	13		36
Totals	1,842	177	2,019	1,369	15	166		1,550

* of these restaurants 70 in Florida and nine in Canada have been sub-licensed by the area licensee

As of December 31, 2011, we operated 177 Applebee's restaurants and 15 IHOP restaurants for a total of 192 company-operated restaurants. Of these restaurants, we leased the building for 19 sites, owned the building and leased the land for 74 sites, owned the land and building for four sites and leased the land and building for 95 sites.
Of the 1,369 IHOP restaurants operated by franchisees, 61 were located on sites owned by us, 684 were located on sites leased by us from third parties and 624 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees and all of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensees or the franchisees.
Leases of IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases of Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. In addition, a substantial portion of the leases for both IHOP and Applebee's restaurants include provisions calling for the periodic escalation of rents during the initial term and/or during renewal terms. The leases typically provide for payment of rents in an amount equal to the greater of a fixed amount or a specified percentage of gross sales and for payment of taxes, insurance premiums, maintenance expenses and certain other costs. Historically, it has been our practice to seek to extend, through negotiation, those leases that expire without renewal options. However, from time to time, we choose not to renew a lease or are unsuccessful in negotiating satisfactory renewal terms. When this occurs, the restaurant is closed and possession of the premises is returned to the landlord.
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
We currently occupy our principal corporate offices and IHOP restaurant support center in Glendale, California, under a lease expiring in June 2020. The Applebee's restaurant support center is located in Kansas City, Missouri under a lease expiring in October 2021.

Item 3.    Legal Proceedings.
We are subject to various lawsuits, claims and governmental inspections or audits arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. In the opinion of management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such a nature or involve amounts that, if adversely determined, would not have a material adverse impact on our business or consolidated financial statements.
Gerald Fast v. Applebee's
We are currently defending a collective action in United States District Court for the Western District of Missouri, Central Division filed on July 14, 2006 under the Fair Labor Standards Act, Gerald Fast v. Applebee's International, Inc., in which named plaintiffs claim that tipped workers in company restaurants perform excessive amounts of non-tipped work for which they should be compensated at the minimum wage. The court has conditionally certified a nationwide class of servers and bartenders who have worked in company-operated Applebee's restaurants since June 19, 2004. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out.” On February 12, 2008, 5,540 opt-in forms were filed with the court.

In cases of this type, conditional certification of the plaintiff class is granted under a lenient standard. On January 15, 2009, we filed a motion seeking to have the class de-certified and the plaintiffs filed a motion for summary judgment, both of which were denied by the court.

The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri. Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal. On April 21, 2011, the Eighth Circuit affirmed the trial court's denial of our motion for summary judgment.  On July 6, 2011, the Eighth Circuit denied our petition for rehearing.

On October 4, 2011, we filed a petition for certiorari asking the United States Supreme Court to review the decision of the Eighth Circuit. On January 17, 2012, the Supreme Court declined to review the case.  The bench trial is currently scheduled to begin on September 10, 2012.

We believe we have meritorious defenses and intend to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, we have not accrued a loss contingency related to this matter.

Item 4.   Mine and Safety Disclosure

Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol "DIN". The following table sets forth the high and low sales prices of our common stock on the NYSE for each quarter of 2011 and 2010. We did not pay dividends on our common stock in 2011 and 2010.

	Fiscal Year 2011		Fiscal Year 2010
	Prices		Prices
Quarter	High	Low	High	Low
First	$60.11	$49.46	$41.15	$22.13
Second	$56.78	$46.26	$48.38	$26.24
Third	$56.37	$35.47	$45.90	$24.92
Fourth	$49.64	$35.20	$57.80	$42.25
Holders
The number of shareholders of record and beneficial owners of the Company's common stock as of February 3, 2012 was estimated to be 5,700.
Dividends
Under our current debt agreements, we are restricted from paying dividends on common stock until certain financial ratios are achieved. Those ratios have not been achieved as of December 31, 2011. At such time as those financial ratios are achieved, dividend payments on common stock may be resumed at the discretion of the Board of Directors after consideration of the Company's earnings, financial condition, cash requirements, future prospects and other factors.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2011, regarding shares outstanding and available for issuance under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,318,640	$32.06	1,370,442
Equity compensation plans not approved by security holders	—	—	—
Total	1,318,640	$32.06	1,370,442
The number of securities remaining available for future issuance includes represents shares under our 2011 Stock Incentive Plan. Please refer to Note 18, Stock-Based Incentive Plans, in the Notes to the Consolidated Financial Statements for a description of the Plan.

Issuer Purchases of Equity Securities
In August, 2011, our Board of Directors authorized the repurchase up to $45.0 million of DineEquity common stock. Repurchases are subject to prevailing market prices and may take place in open market transactions and in privately negotiated transactions, based on business, market, applicable legal requirements and other considerations. The program does not require the repurchase of a specific number of shares and may be terminated at any time. As of December 31, 2011, we have repurchased 534,101 shares under this program at an average price of $39.64 per share. We have remaining authorization to repurchase an additional $23.8 million of DineEquity common stock under this program.
During 2011, a total of 91,798 shares of restricted stock were surrendered to the Company at an average price of $55.34 per share to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees under our stock compensation plans. Of that total, 6,346 shares were surrendered during the fourth quarter at an average price of $43.89 per share.
Stock Performance Graph
The graph below shows a comparison of the cumulative total shareholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Value-Line Restaurants Index ("Restaurant Index") over the five-year period ended December 31, 2011. The graph and table assume $100 invested at the close of trading on the last day of trading in 2006 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Shareholder Return
DineEquity, Inc., Standard & Poor's 500 And Value Line Restaurant Index
(Performance Results Through December 31, 2011)

	2006	2007	2008	2009	2010	2011
DineEquity, Inc.	$100.00	$70.58	$23.41	$49.18	$99.98	$85.46
Standard & Poor's 500	100.00	105.49	66.46	84.04	96.70	98.74
Restaurant Index	100.00	108.49	101.20	129.63	180.40	237.93

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and the consolidated balance sheet data for the years ended and as of December 31, 2011, 2010, 2009, 2008 and 2007 are derived from our audited consolidated financial statements.

	Fiscal Year Ended December 31,
	2011	2010	2009	2008	2007(a)
	(In millions, except per share amounts)
Segment Revenues
Franchise revenues	$398.5	$377.1	$373.0	$353.3	$205.8
Company restaurant sales	531.0	815.6	890.0	1,103.2	125.9
Rental income	126.0	124.5	133.9	131.4	132.4
Financing revenues	19.7	16.4	17.9	25.7	20.5
Total revenues	1,075.2	1,333.6	1,414.8	1,613.6	484.6
Segment Expenses
Franchise expenses	105.0	103.5	102.2	96.2	88.1
Company restaurant expenses	458.4	699.3	766.5	978.2	117.4
Rental expenses	98.2	99.0	100.2	98.1	98.4
Financing expenses	6.0	2.0	0.4	7.3	1.3
Total segment expenses	667.6	903.8	969.3	1,179.8	305.2
Gross segment profit	407.6	429.8	445.5	433.8	179.4
General and administrative expenses	155.8	160.3	157.7	182.3	81.6
Interest expense	132.7	171.5	186.3	203.2	28.7
Impairment and closure charges	29.9	4.3	105.6	240.6	4.4
Amortization of intangible assets	12.3	12.3	12.3	12.1	1.1
Loss (gain) on extinguishment of debt and temporary equity	11.2	107.0	(45.7)	(15.2)	2.2
Other (income) expense, net	(39.3)	(13.5)	(7.3)	(1.0)	2.0
Loss on derivative financial instrument	—	—	—	—	62.1
Income (loss) before income taxes	105.0	(12.1)	36.6	(188.2)	(2.7)
(Provision) benefit for income taxes	(29.8)	9.3	(5.2)	33.7	2.2
Net income (loss)	$75.2	$(2.8)	$31.4	$(154.5)	(0.5)
Net income (loss)	$75.2	$(2.8)	$31.4	$(154.5)	$(0.5)
Less: Series A preferred stock dividends	—	(25.9)	(19.5)	(19.0)	(1.5)
Less: Accretion of Series B preferred stock	(2.6)	(2.5)	(2.3)	(2.1)	(0.2)
Less: Net (income) loss allocated to unvested participating restricted stock	(1.9)	1.2	(0.4)	6.4	—
Net income (loss) available to common stockholders	$70.7	$(30.0)	$9.2	$(169.2)	$(2.2)
Net income (loss) available to common stockholders per share:
Basic	$3.96	$(1.74)	$0.55	$(10.09)	$(0.13)
Diluted	$3.89	$(1.74)	$0.55	$(10.09)	$(0.13)
Weighted average shares outstanding:
Basic	17.8	17.2	16.9	16.8	17.2
Diluted	18.2	17.2	16.9	16.8	17.2
Dividends declared per common share(b)	—	—	$—	$1.00	$1.00
Dividends paid per common share(b)	—	—	$—	$1.00	$1.00
Balance Sheet Data (end of year)
Cash and cash equivalents	$60.7	$102.3	$82.3	$114.4	$26.8
Restricted cash—short-term	1.2	0.9	72.7	83.4	128.1
Restricted cash—long-term	—	0.8	48.2	53.4	58.0
Property and equipment, net	474.2	612.2	771.4	824.5	1,139.6
Total assets	2,614.3	2,856.6	3,100.9	3,361.2	3,831.2
Long-term debt, less current maturities	1,411.4	1,631.5	1,637.2	1,853.4	2,263.9
Financing obligations, less current maturities	162.7	237.8	309.4	318.7	—
Capital lease obligations, less current maturities	134.4	144.0	152.8	161.3	168.2
Stockholders' equity	155.2	83.6	69.9	42.8	209.4
___________________________

(a)
We acquired Applebee's International, Inc. on November 29, 2007. The results of operations of Applebee's International, Inc. have been included in our consolidated operating results since the date of the acquisition.

(b)	Effective December 11, 2008, the Company suspended payments of dividends to common stockholders.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
Statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors,” as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the United States Securities and Exchange Commission. The forward-looking statements contained in this report are made as of the date hereof and the Company assumes no obligation to update or supplement any forward-looking statements.
You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report.
Business Overview
The Company
The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. (the "Company," "we" or "our"). The first International House of Pancakes® ("IHOP") restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, we began developing and franchising additional restaurants. In November 2007, we completed the acquisition of Applebee's International, Inc. ("Applebee's") which became a wholly-owned subsidiary of the Company. Through various IHOP and Applebee's subsidiaries (see Exhibit 21, Subsidiaries of DineEquity, Inc.) we own and operate two restaurant concepts in the casual dining and family dining categories of the food service industry: Applebee's Neighborhood Grill and Bar® and IHOP®. DineEquity, Inc. is the parent of the IHOP and Applebee's subsidiaries. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company.
Domestically, IHOP restaurants are located in all 50 states while Applebee's restaurants are located in every state except Hawaii. Internationally, IHOP restaurants are located in two United States territories and three foreign countries; Applebee's restaurants are located in one United States territory and 15 foreign countries.
As of December 31, 2011, our system-wide restaurant portfolio consisted of:

	December 31, 2011
	Applebee's	IHOP	Total
Domestic:
Franchise/Area license	1,694	1,499	3,193
Company	177	15	192
International
Franchise/Area license	148	36	184
Total	2,019	1,550	3,569
Percentage franchised	91%	99%	95%
With over 3,500 restaurants combined, we believe we are the largest full-service restaurant company in the world.
Since the Applebee's acquisition, we have pursued a strategy to transition from an Applebee's system that was 74% franchised at the time of the acquisition to a 99% franchised Applebee's system, similar to IHOP's 99% franchised system. We have made substantial progress in executing that strategy. As of December 31, 2011, we have refranchised 325 Applebee's company-operated restaurants since the acquisition. We refranchised an additional 17 Applebee's company-operated restaurants in a six-state market area geographically centered around Memphis, Tennessee in January 2012. We are planning to franchise a significant majority of the remaining 160 Applebee's company-operated restaurants over the next several years while retaining part of the Kansas City area as a Company market. We believe our highly franchised business model requires less capital investment, generates higher gross profit margins and reduces the volatility of free cash flow performance over time, as compared to a model based on operating a significant number of company restaurants.

Key Performance Indicators
In evaluating and assessing the performance of our business, we consider our key performance indicators to be: (i) percentage change in domestic same-restaurant sales for Applebee's and IHOP; (ii) Applebee's company-operated restaurant operating margin; (iii) net franchise restaurant development for Applebee's and IHOP; (iv) consolidated cash from operations; and (v) consolidated free cash flow. An overview of our 2011 performance in these metrics is as follows:

	Applebee's	IHOP
Percentage change in domestic same-restaurant sales - System-wide	2.0%	(2.0)%
Percentage change in domestic same-restaurant sales - Franchise	2.0%	(2.0)%
Percentage change in domestic same-restaurant sales - Company	1.8%	n/a
Restaurant operating margin	14.5%	n/a
Net Franchise restaurant development	9	37
Restaurants refranchised	132	3
n/a - not applicable given relatively small number and test-market nature of IHOP company restaurants
For the year ended December 31, 2011 our consolidated cash from operations was $121.7 million and our consolidated free cash flow was $108.5 million. Additional information on each of these metrics is presented under the captions "Restaurant Data," "Company Restaurant Operations" and "Liquidity and Capital Resources" below.
Key Overall Strategies
DineEquity's Key Strategies
DineEquity is continuing with its efforts to reduce debt and improve profitability. Keys to this are the ongoing refranchising activity and an ongoing program to leverage core competencies across the entire enterprise to reduce costs and improve effectiveness. We have a fundamentally differentiated approach to brand management that centers on the powerful and strategic combination of marketing, menu, operations and remodel initiatives that creates a unique and relevant connection with our guests. Additionally, our shared services operating platform allows our brands to focus on key factors that drive the business while leveraging the resources and expertise of our scalable, centralized support structure. We believe this is a competitive point of difference. Together, this closely integrated approach results in differentiated brand performance that drives DineEquity's growth and delivers results for our shareholders.
Applebee's Key Strategies
We are in the process of a multi-year effort to revitalize the Applebee's brand. Applebee's domestic system-wide same-restaurant sales increased 2.0% in 2011. This was Applebee's second year of positive results and outpaced our group of competitors. We accomplished this growth by executing on the following key strategies: (i) drive profitable sales and traffic; (ii) improve margins and restaurant level economics; and (iii) transform the business.
Drive Profitable Sales and Traffic

•
Continued focus on meeting the consumer's need for value throughout 2011, with such promotions as the return of our successful "Sizzling Entrées" starting at $8.99 nationwide and the rotation of new products into our “2 for $20” offering. We ended the year with Sizzling Entrées featuring our Double Barrel Whiskey Sirloin, a popular addition to our Sizzling Entrées lineup;

•	Continued innovation of the menu. Since the acquisition in 2007, more than 80% of Applebee's menu now consists of either new offerings or improved offerings with high quality ingredients;

•
Continued our unique healthy food offerings by refreshing our "Under 550" calorie menu in January 2011, which combined with our Weight Watchers menu has established us as a category leader in providing healthy dining options to our guests;

•	Focused on late night business through beverage and appetizer innovation and local restaurant marketing efforts; and

•	Launched a guest‑driven lunch program focusing on choice and pace of service in early 2011.

Improve Margins and Restaurant Level Economics
We have continued to build upon process and system improvements deployed in prior years by improving our operating metrics. Food inventory management and labor efficiencies were realized during the second half of 2011, which will carry forward into 2012. These operational improvements helped mitigate the impact of increasing commodity costs and higher payroll taxes. We continued to reap the benefits of our supply chain co-op to leverage our scale to manage through commodity cost inflation, which was also mitigated by the realignment of our distribution centers in 2010. The margin improvements were not at the expense of the guest as we achieved system-wide all-time high guest satisfaction scores.
We continue to monitor our franchisees through our franchisee operations rating system, which provides visibility concerning their performance in relation to guest experience, food safety and training.
Transform the Business
In June 2010, we rolled out “Connections,” the new comprehensive restaurant revitalization program involving people, place and promotional aspects. The people aspect involves re-training and re-certification for kitchen staff and team members. The place aspect involves exterior and interior modifications to the restaurant to signal change. The promotional aspect involves a local public relations and marketing plan to re-connect with the neighborhood. Our franchisees have embraced this initiative and by year-end 2011, over 30% of the restaurants in the domestic system were revitalized.
The Company remains committed to our strategy to transition to a 99% franchise-operated Applebee's system which includes buyers who are financially qualified, share our vision for revitalizing the Applebee's brand, are willing to invest in the business, and have well-qualified management teams. During 2011, we refranchised 132 company-operated restaurants and refranchised an additional 17 company-operated restaurants in January 2012. We anticipate that reaching our goal of a 99% franchisee-operated system may take several years to complete. This highly franchised business model is expected to require less capital investment, improve overall segment profit margins and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the refranchising of the restaurants for the retirement of debt.
In a challenging economic environment and a highly competitive casual dining category, there can be no assurance that the strategies described above, when implemented, will achieve the intended results, including the refranchising of the remaining Applebee's domestic company-operated restaurants, within the time frame anticipated.
IHOP's Key Strategies
We pursue growth through a three-part strategic framework: (1) energize and grow the IHOP brand; (2) improve operations performance; and (3) optimize franchise development.
Energize and Grow the IHOP Brand
We continually seek to energize and grow our brand while protecting and leveraging our breakfast heritage. In 2011, we launched “Make it an IHOP day”, which will build on the success of our previous award-winning advertising campaign of “Come Hungry. Leave Happy.” Our new campaign provides a unique opportunity to further engage guests and foster the emotional connection they have with our brand. In 2011, we continued the strategy of limited time offers on promotional products. We seek to enhance our media strategies to emphasize national advertising on broadcast, cable and syndicated television and strengthen our product promotion process. Over the last four years, we have shifted the allocation of our media spending towards national advertising. Due to this reallocation from local to national advertising, starting in 2010 we were able to provide continuous media support for all national initiatives and limited time offers, as well as secondary messages such as National Pancake Day, IHOP for Dinner, Gift Cards and Kids Eat Free.
Our current remodel program, commenced in 2010, captures the energy and innovation necessary to keep the IHOP brand relevant, dynamic and enticing. We continue to expand our gift card program to increase the number of points of distribution. In 2011, we implemented a business-to-business gift card program. We are also actively enhancing our social media presence. We continue to build the e-club, launched in 2010, which enables both national and local offers to be sent electronically to our guests that sign up for the program.

Improve Operations Performance
We strive to improve every aspect of restaurant operations. To enhance our guest-centric culture, in 2010 IHOP moved our guest feedback process from a mystery shop to a “Voice of the Guest” program, which provides real-time consumer responses to the operators and the brand. IHOP continues its use of a franchisee grading system adopted during 2003, which evaluates the operational standards of each of our restaurants. This franchisee grading system is a comprehensive scorecard that includes Voice of the Guest scores, operational assessment scores and health department ratings, among other things. In addition, we intend to continue our focus on making exceptional service a priority for franchisees by providing tools for improved restaurant execution, while highlighting our motto, “service as good as our pancakes.” Our goal is to create a memorable guest experience while consistently delivering delicious, appealing food. Substantially all IHOP restaurants are using pollable point-of-sale systems to capture and report a broad range of sales and product mix data. This information is used by management to, among other things, gauge guest acceptance of menu items and the success of promotions and limited time offers.
Optimize Franchise Development
Under the Current Business Model, IHOP seeks to optimize franchise development by recruiting franchise developers within and outside the current system and working with these franchise developers in the site selection and building process. This strategy has proved successful as we have developed approximately 453 restaurants since the inception of the Current Business Model and we have a pipeline of 299 additional new restaurants committed, optioned or pending. The strong existing franchisee base accounts for over 95% of these future development obligations. In addition, we may take steps to consolidate and rehabilitate existing markets if we believe that doing so is advisable in order to fully realize development potential.
In a challenging economic environment and a highly competitive family dining category, there can be no assurance that the strategies described above, when implemented, will achieve the intended results within the time frame anticipated.
2011 Highlights
Highlights of our fiscal 2011 performance include:

•
Reducing our long-term debt by $308.6 million, in turn lowering our consolidated leverage ratio to 5.3x at December 31, 2011 from 5.7x at December 31, 2010. The reduction primarily came from a combination of cash proceeds and elimination of financing obligations from the refranchising of Applebee's company-operated restaurants and our free cash flow.

•
Increasing Applebee's domestic same-restaurant sales by 2.0% during 2011, the second consecutive year of same-restaurant sales growth. Applebee's same-restaurant sales have increased in five of the last six quarters.

•
Refranchising of 132 Applebee's company-operated restaurants, bringing the total number of Applebee's refranchised to 325 since the acquisition and increasing the percentage of franchise restaurants in Applebee's system to 91% .

•
Repricing of our senior secured credit facility, which lowered the interest rate floor on the variable-rate facility from 6.0% to 4.25% and increased the amount of our revolving credit facility. The interest rate reduction lowered our interest expense on borrowings under the senior secured credit facility by approximately $10 million.

•	Opening of 58 new restaurants worldwide by IHOP franchisees and area licensees.

•	Remodeling over 500 restaurants system-wide. Applebee's and its franchisees remodeled 351 restaurants during 2011 while IHOP and its franchisees remodeled 182 restaurants.

•
Expanding the international scope of IHOP's system by entering into a multi-restaurant franchise agreement for the development of 40 new IHOP restaurants in Kuwait, the Kingdom of Saudi Arabia, Jordan, Lebanon, Qatar, the United Arab Emirates, Oman, Bahrain and Egypt.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results
Current Economic Conditions
While Gross Domestic Product grew at a modest pace during 2011, we believe overhanging concerns about high levels of unemployment and fluctuating levels of home foreclosures in addition to lower overall valuations for residential real estate and rising gasoline prices may continue to temper consumer discretionary spending. A decline or lack of growth in disposable income for discretionary spending could cause our customers to change historic purchasing behavior and choose lower-cost dining options or alternatives to dining out. These factors could have an adverse effect on our business, results of operations and financial condition.
Sales Trends

	Domestic System-wide Same Restaurant Sales
	Increase (Decrease)
	2009				2010				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Applebee’s
Quarter	(3.0)%	(4.3)%	(6.5)%	(4.5)%	(2.7)%	(1.6)%	3.3%	2.9%	3.9%	3.1%	(0.3)%	1.0%
YTD	(3.0)%	(3.6)%	(4.5)%	(4.5)%	(2.7)%	(2.2)%	(0.5)%	0.3%	3.9%	3.5%	2.3%	2.0%
IHOP
Quarter	2.0%	(0.6)%	(1.1)%	(3.1)%	(0.4)%	(1.0)%	0.1%	1.1%	(2.7)%	(2.9)%	(1.5)%	(1.0)%
YTD	2.0%	0.7%	0.2%	(0.8)%	(0.4)%	(0.7)%	(0.4)%	0.0%	(2.7)%	(2.8)%	(2.4)%	(2.0)%

Applebee’s domestic system-wide same-restaurant sales increased 2.0% for the year ended December 31, 2011. This marked the second consecutive year of same-restaurant sales growth. The increase in same-restaurant sales was driven mainly by an increase in average guest check as guest traffic was flat. The higher average guest check came from an increase of approximately 1.4% in menu pricing and an increase from favorable product mix changes.

IHOP’s domestic system-wide same-restaurant sales decreased 2.0% for the year ended December 31, 2011. The decrease was primarily due to a decline in guest traffic, which we believe was due in part to certain promotions during the year that did not drive sales as expected, partially offset by a higher average guest check compared to fiscal 2010.

Debt Modification and Retirements

On February 25, 2011, we entered into Amendment No. 1 (the “Amendment”) to our existing Credit Agreement dated as of October 8, 2010 (the “Credit Agreement”). Pursuant to the Amendment, the interest rate margin applicable to LIBOR-based loans was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for loans were reduced from 1.50% to 1.25% for LIBOR-based loans and from 2.50% to 2.25% for Base Rate denominated loans. We recognized costs of $4.0 million in our Consolidated Statements of Operations related to this debt modification.

During the year ended December 31, 2011, we repaid $161.5 million of outstanding borrowings under the Credit Agreement and we repurchased $59.3 million of our 9.5% Senior Notes. Including write-off of the discount and deferred financing costs related to the debt retired and a $4.9 million premium paid on the Senior Notes, we recognized a loss on the retirement of debt of $11.2 million. Additionally, as the result of refranchising 132 Applebee’s company-operated restaurants, we were released from financing obligations of $40.0 million related to 21 of the properties refranchised.

Financial Statement Effect of Refranchising Company-Operated Restaurants

We plan to transition to a 99% franchisee-operated Applebee's system by refranchising and selling the related restaurant assets of a significant majority of the remaining Applebee’s company-operated restaurants when such refranchisings and sales are in alignment with our business strategy. We may suspend or delay our plans to refranchise Applebee’s company-operated restaurants and sell the related restaurant assets if we do not believe the sales proceeds from the transaction would be satisfactory. We consider a range of factors that could impact the likelihood of future refranchising of Applebee’s company-operated restaurants and sale of related restaurant assets and possible proceeds from such transactions.

As the number of company-operated restaurants declines, the amount reported in future periods for Company restaurant revenues and Company restaurant expenses will also decline while franchise royalty revenues and expenses will increase, as compared to amounts reported in previous periods. Segment profit will also decline as company-operated restaurants are refranchised because the associated royalties are a smaller percentage of restaurant revenues than the restaurant operating profit margin percentage of restaurants formerly company-operated. However, refranchising of additional Applebee’s company-operated restaurants will result in the reduction of interest expense as proceeds from the sale of related restaurant assets (subject to certain exclusions) must be used to retire debt. Refranchising of additional Applebee’s company-operated restaurants also will result in a reduction of both general and administrative expenses and required capital investment in restaurant assets.

Stock Repurchase Program

On August 15, 2011, the Board of Directors approved the repurchase of up to $45 million of our common stock. Under the program, we may repurchase shares on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions, as appropriate. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of December 31, 2011, we have repurchased 534,101 shares of stock for $21.2 million, at an average price of $39.64 per share.
Significant Gains and Charges
There were several significant gains and charges that affect the comparisons of fiscal year 2011 results with the previous periods presented herein, as shown in the following table:

	Year ended December 31,
	2011	2010	2009
	(In millions)
Impairment and closure charges	$29.9	$4.3	$105.6
Loss (gain) on extinguishment of debt and temporary equity	11.2	107.0	(45.7)
(Gain) on disposition of assets	(43.3)	(13.6)	(7.4)
Each transaction is discussed in further detail under paragraphs captioned with those descriptions elsewhere in Item 7. The significant impairment and closure charges in 2009 primarily related to a $93.5 million impairment of intangible assets. Our fixed and intangible assets (including goodwill) must be assessed continually for indicators of impairment. Given the uncertainty as to future economic and other assumptions used in assessing impairments, it is possible that significant impairment charges may occur in future periods. We incurred significant charges in connection with the refinancing of debt in October 2010. Additionally, prior to that refinancing, our debt traded at less than its carrying value such that early retirement by purchases on the open market resulted in significant gains. The fair value of our current debt instruments is currently greater than its carrying value (see Note 12 of Notes to the Consolidated Financial Statements). Therefore, while we may dedicate a portion of excess cash flow towards early debt retirement, we do not anticipate recognizing gains on the extinguishment of debt.
Gains on disposition of assets relate primarily to the refranchising and sale of related restaurant assets of Applebee’s company-operated restaurants. While we plan to refranchise a significant majority of the remaining Applebee’s company-operated restaurants, there can be no assurance as to either the timing of additional transactions or the amount of gain or loss that may be recognized in the future.

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

	Year Ended December 31,
	2011	2010	2009
Applebee's Restaurant Data
Effective restaurants(a)
Franchise	1,770	1,621	1,595
Company	240	380	401
Total	2,010	2,001	1,996
System-wide(b)
Domestic sales percentage change(c)	2.6%	(1.8)%	(2.1)%
Domestic same-restaurant sales percentage change(d)	2.0%	0.3%	(4.5)%
Franchise(e)
Domestic sales percentage change(c)(g)	11.3%	(0.1)%	3.6%
Domestic same-restaurant sales percentage change(d)	2.0%	0.6%	(4.4)%
Domestic average weekly unit sales (in thousands)	$46.4	$45.8	$45.3
Company
Domestic sales percentage change(c)(g)	(35.7%)	(8.4)%	(19.7)%
Domestic same-restaurant sales percentage(d)	1.8%	(1.3)%	(4.8)%
Domestic average weekly unit sales (in thousands)	$41.0	$40.4	$41.1

	Year Ended December 31,
	2011	2010	2009
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,343	1,296	1,245
Company	11	11	11
Area license	163	164	161
Total	1,517	1,471	1,417
System-wide(b)
Sales percentage change(c)	1.9%	2.2%	5.6%
Domestic same-restaurant sales percentage change(d)	(2.0)%	0.0%	(0.8)%
Franchise(e)
Sales percentage change(c)	1.7%	2.1%	6.3%
Same-restaurant sales percentage change(d)	(2.0)%	(0.1)%	(0.8)%
Average weekly unit sales (in thousands)	$34.4	$35.1	$35.1
Company(f)	n/a	n/a	n/a
Area License(e)
IHOP sales percentage change(c)	2.9%	3.3%	(1.6)%

_________________________________

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

(c)
"Sales percentage change" reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category. The fiscal years ended December 31, 2011 and 2010 each contained 52 weeks; the fiscal year ended December 31, 2009 contained 53 weeks.

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

(e)	Applebee's domestic franchise restaurant sales, IHOP franchise restaurant sales and IHOP area license restaurant sales for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
Reported sales (unaudited)	2011	2010	2009
	(In millions)
Applebee's franchise restaurant sales	$3,916.4	$3,519.4	$3,523.1
IHOP franchise restaurant sales	$2,405.3	$2,364.7	$2,315.9
IHOP area license restaurant sales	$228.6	$220.0	$214.9

(f)
Sales percentage change and same-restaurant sales percentage change for IHOP company-operated restaurants are not applicable ("n/a") due to the relatively small number and test-market nature of the restaurants, along with the periodic inclusion of restaurants reacquired from franchisees that are temporarily operated by the Company.

(g)
The sales percentage change for Applebee's franchise and company-operated restaurants is impacted by the refranchising of 132 company-operated restaurants during 2011, 83 company-operated restaurants during 2010 and seven company-operated restaurants during 2009.

The following tables summarize Applebee's and IHOP restaurant development and franchising activity.

	Year Ended December 31,
	2011	2010	2009
Applebee's Restaurant Development Activity
Total restaurants, beginning of year	2,010	2,008	2,004
New openings
Franchise	24	27	33
Total new openings	24	27	33
Closings
Company	—	(7)	—
Franchise	(15)	(18)	(29)
Total closings	(15)	(25)	(29)
Total restaurants, end of year	2,019	2,010	2,008
Summary—end of year
Franchise	1,842	1,701	1,609
Company	177	309	399
Total	2,019	2,010	2,008
Applebee's Franchise Restaurant Activity
Domestic franchise openings	15	14	18
International franchise openings	9	13	15
Refranchised	132	83	7
Total restaurants franchised	156	110	40
Closings
Domestic franchise	(6)	(14)	(25)
International franchise	(9)	(4)	(4)
Total franchise closings	(15)	(18)	(29)
Net franchise restaurant additions	141	92	11

	Year Ended December 31,
	2011	2010	2009
IHOP Restaurant Development Activity
Total restaurants, beginning of year	1,504	1,456	1,396
New openings
Company	—	—	1
Franchise	52	60	69
Area license	6	4	6
Total new openings	58	64	76
Closings
Company	—	(2)	—
Franchise	(8)	(10)	(14)
Area license	(4)	(4)	(2)
Total closings	(12)	(16)	(16)
Total restaurants, end of year	1,550	1,504	1,456
Summary—end of year
Franchise	1,369	1,329	1,279
Company	15	11	13
Area license	166	164	164
Total	1,550	1,504	1,456
IHOP Franchise Restaurant Activity
Domestic franchise openings	45	55	62
International franchise openings	7	5	7
Rehabilitated and refranchised	3	3	2
Total restaurants franchised	55	63	71
Closings
Domestic franchise	(8)	(10)	(14)
International franchise	—	—	—
Total franchise closings	(8)	(10)	(14)
Reacquired by the Company	(7)	(3)	(3)
Net franchise restaurant additions	40	50	54

Comparison of the fiscal years ended December 31, 2011 and 2010
Overview
Our 2011 financial results compared to 2010 were significantly impacted by (i) the successful refranchising of 215 Applebee's company-operated restaurants since October 2010; (ii) a loss on extinguishment of debt and temporary equity of $107.0 million primarily related to the write off of deferred financing costs, prepayment penalties and tender premiums associated with our 2010 debt refinancing that did not recur; (iii) lower interest expense due to our refinancing of long-term debt in October 2010, the ongoing early retirement of debt with excess cash flow and the repricing of our bank debt in February 2011; and (iv) impairment and closure charges related to termination of the sublease of Applebee's Restaurant Support Center in Lenexa, Kansas. Highlights of comparison between the two periods included:

•
Revenues decreased $258.4 million to $1.1 billion in 2011 from $1.3 billion in 2010. The decline was primarily due to the net effect of refranchising 132 company-operated Applebee's restaurants in 2011 and 83 in the fourth quarter of 2010, and a decrease in IHOP domestic system-wide same-restaurant sales of (2.0)% , partially offset by a 3.6% increase in IHOP effective franchise units and a 2.0% increase in Applebee's domestic system-wide same-restaurant sales.

•	Segment profit for 2011 decreased by $22.2 million, comprised as follows:

	Year ended December 31		Favorable (Unfavorable) Variance
	2011	2010
	(in millions)
Franchise operations	$293.5	$273.6	$19.9
Company restaurant operations	72.6	116.3	(43.7)
Rental operations	27.8	25.5	2.3
Financing operations	13.7	14.4	(0.7)
Total segment profit	$407.6	$429.8	$(22.2)
The decrease in segment profit was primarily due to the net effect of refranchising 215 Applebee's company-operated restaurants since October 2010, a decline in margins at Applebee's company-operated restaurants and a (2.0)% decrease in IHOP domestic system-wide same-restaurant sales. These unfavorable factors were partially offset by $7.7 million of charges associated with an IHOP franchisee that defaulted in 2010, the increase in IHOP effective franchise units and the increase in Applebee's same-restaurant sales.

•
Loss on extinguishment of debt was $11.2 million in 2011, compared with a loss on the extinguishment of debt of $107.0 million in 2010. The significant loss in 2010 included charges of $110.2 million related to our debt refinancing in October 2010 and the redemption of Series A Preferred Stock.

•
Interest expense decreased $38.8 million due to lower non-cash interest charges as the result of the October 2010 refinancing, the ongoing early retirement of debt with excess cash flow and the repricing of our bank debt in February 2011.

•
Impairment and closure charges were $25.6 million higher in 2011 primarily due to $27.5 million of charges related to termination of the sublease for Applebee's former Restaurant Support Center in Lenexa, Kansas.

Franchise Operations

	2011	2010	Favorable (Unfavorable) Variance	% Change(1)
Franchise revenues	(In millions)
Applebee's	$169.2	$153.5	$15.7	10.3%
IHOP	153.8	149.2	4.6	3.1%
IHOP advertising	75.5	74.4	1.1	1.4%
Total franchise revenues	398.5	377.1	21.4	5.7%
Franchise expenses
Applebee's	2.8	1.9	(0.9)	(53.5)%
IHOP	26.7	27.2	0.5	1.9%
IHOP advertising	75.5	74.4	(1.1)	(1.4)%
Total franchise expenses	105.0	103.5	(1.5)	(1.4)%
Franchise segment profit
Applebee's	166.4	151.6	14.8	9.7%
IHOP	127.1	122.0	5.1	4.2%
Total franchise segment profit	$293.5	$273.6	$19.9	7.3%
Segment profit as % of revenue (1)	73.7%	72.6%
_________________________________________________

(1)	Percentages calculated on actual amounts, not rounded amounts presented above
The increase in Applebee’s franchise revenue was primarily attributable to increased royalty revenue resulting from a 9.2% increase in the number of effective franchise restaurants and a 2.0% increase in domestic same-restaurant sales. Applebee's effective franchise restaurant count increased by 149 due to the refranchising of 132 Applebee’s company-operated restaurants during 2011 and net franchise restaurant development. Approximately $11.4 million of the revenue increase was attributable to refranchised restaurants.

The increase in IHOP franchise revenue (other than advertising) was primarily attributable to an increase of 3.6% in the number of effective franchise restaurants and an increase in both volume and pricing of pancake and waffle dry mix, partially offset by a decrease of (2.0)% in IHOP domestic franchise same-restaurant sales.
The decrease in IHOP franchise expenses was due to lower bad debt expense of $2.3 million partially offset by higher cost of sales associated with the increased revenues from pancake and waffle dry mix sales. In 2010, bad debt expense included a reserve of approximately $2.0 million related to a former franchise operator of 40 IHOP franchise restaurants that defaulted on its obligations in the fourth quarter of 2010.
IHOP advertising revenues and expenses increased due to the increase in IHOP franchise restaurants partially offset by the decrease in IHOP domestic franchise same-restaurant sales. Applebee's franchise expenses are relatively smaller than IHOP's due to advertising expenses. Franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, Applebee's national advertising fund constitutes an agency transaction and therefore is not recognized as franchise revenue and expense.

Company Restaurant Operations

	2011	2010	Favorable (Unfavorable) Variance	% Change(1)
	(In millions)
Company restaurant sales	$531.0	$815.6	$(284.6)	(34.9)%
Company restaurant expenses	458.4	699.3	240.9	34.4%
Company restaurant segment profit	$72.6	$116.3	$(43.7)	(37.6)%
Segment profit as % of revenue (1)	13.7%	14.3%
_________________________________________

(1)	Percentages calculated on actual amounts, not rounded amounts presented above

As of December 31, 2011, Company restaurant operations were comprised of 177 Applebee's company-operated restaurants and 15 IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of fiscal 2011 with the same period of 2010 was negligible.
Company restaurant sales decreased $284.6 million. In the past 15 months Applebee's refranchised 215 company-operated restaurants (132 during 2011 and 83 in the fourth quarter of 2010) and closed seven company-operated restaurants during 2010. As a result, Applebee's company restaurant sales declined $292.7 million, partially offset by a $6.9 million increase in revenue from currently operating restaurants, which represents a 1.8% increase in company same-restaurant sales. The increase in same-restaurant sales was driven mainly by an increase in average guest check that resulted from an increase of approximately 1.4% in menu pricing and an increase from favorable product mix changes. Traffic was flat compared to the prior year.
Company restaurant expenses declined $240.9 million. Applebee's company restaurant expenses declined $253.3 million because of the refranchising of company-operated restaurants and closures noted above, partially offset by an increase of $11.1 million in costs at currently operating restaurants. The overall operating margin for Applebee's company restaurant operations declined to 14.5% for 2011 from 14.8% for the same period of last year, as shown below:

			Favorable (Unfavorable)
	Year Ended			Components of Total Variance
Applebee's Company-operated Expenses	December 31,		Total	Refranchising	Current
As Percentage of Restaurant Sales	2011	2010	Variance	and Closures	Restaurants
Revenue	100.0%	100.0%
Food and beverage	25.7%	25.5%	(0.2)%	0.0%	(0.2)%
Labor	32.7%	33.2%	0.5%	1.1%	(0.6)%
Direct and occupancy	27.1%	26.6%	(0.6)%	0.0%	(0.5)%
Restaurant Operating Profit Margin (a)	14.5%	14.8%	(0.3)%	1.1%	(1.4)%
_________________________________________

(a)	Percentages may not add due to rounding.
The restaurant refranchising and closures noted above had a net favorable impact of 1.1% on restaurant operating profit margin, primarily because the markets refranchised had higher-than-average labor costs. In terms of specific cost categories at currently operating company restaurants:

•
Food and beverage costs as a percentage of company restaurant sales increased 0.2%, primarily due to a 3.2% increase in overall commodity costs (primarily produce, poultry, seafood and dairy) as well as menu changes, partially offset by improvement in waste variances and savings associated with distribution center realignment.

•
Labor costs as a percentage of restaurant sales increased 0.6% due to higher payroll-related costs, increased management staffing levels and salaries, partially offset by decreased use of hourly shift supervisors and lower bonus costs. Payroll-related costs increased because of the expiration of Hire Act FICA credits along with higher costs of workers compensation insurance and hourly vacation expense.

•
Direct and occupancy costs as a percentage of company restaurant sales increased 0.5% due to incremental investment in local advertising, higher rates for both natural gas and electricity and higher facilities expenses.

Rental Operations

	2011	2010	Favorable (Unfavorable) Variance	% Change (1)
	(In millions)
Rental revenues	$126.0	$124.5	$1.5	1.2%
Rental expenses	98.2	99.0	0.8	0.9%
Rental operations segment profit	$27.8	$25.5	$2.3	9.2%
Segment profit as % of revenue(1)	22.1%	20.5%
_________________________________________

(1)	Percentages calculated on actual amounts, not rounded amounts presented above

Rental operations relate primarily to IHOP restaurants. Rental revenue includes income from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.
Rental segment profit increased by $2.3 million primarily due to charges related to a franchisee default in 2010 that did not recur in 2011. Segment profit in 2010 was adversely impacted by $5.7 million because of the write-off of deferred lease costs associated with 21 of the 40 franchise restaurants operated by a former franchise operator that defaulted on its obligations in the fourth quarter of 2010. This favorable effect on the comparison of 2011 with 2010 was partially offset by lower rent on refranchised properties and the unfavorable impact on sales-based rent of the (2.0%) decline in IHOP's domestic franchise same-restaurant sales in 2011.

Financing Operations

	2011	2010	Favorable (Unfavorable) Variance	% Change(1)
	(In millions)
Financing revenues	$19.7	$16.4	$3.3	20.0%
Financing expenses	6.0	2.0	(4.0)	(203.4)%
Financing operations segment profit	$13.7	$14.4	$(0.7)	(4.9)%
Segment profit as % of revenue (1)	69.7%	88.0%
________________________________________

(1)	Percentages calculated on actual amounts, not rounded amounts presented above
Substantially all of our financing operations relate to IHOP franchise restaurants developed under our business model in effect prior to 2003. Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment.

As noted above, 40 restaurants that previously had been operated by a former franchisee that defaulted on its obligations under the franchise agreements were refranchised to an affiliate of an existing IHOP franchisee in the first quarter of 2011. The equipment related to those restaurants was sold to the new operator and as a result, segment revenues and expenses for 2011 increased $5.0 million and $5.2 million, respectively, compared to the same period of 2010. The increase in revenue was partially offset by a $1.4 million decrease in interest revenue primarily due to the progressive decline in note balances due to repayments and a decline in refranchising activity other than that related to the defaulted franchisee. The increase in expense because of the equipment sale was partially offset by a decline in refranchising activity other than that related to the defaulted franchisee.

The decline in financing operations segment profit was primarily due to the decrease in interest revenue resulting from the progressive decline in note balances due to repayments.

Other Expense and Income Components

	2011	2010	Favorable (Unfavorable) Variance	% Change (1)
	(In millions)
General and administrative expenses	$155.8	$160.3	$4.5	2.8%
Interest expense	132.7	171.5	38.8	22.6%
Impairment and closure charges	29.9	4.3	(25.6)	(597.0)%
Amortization of intangible assets	12.3	12.3	—	—
Loss on extinguishment of debt and temporary equity	11.2	107.0	95.8	89.6%
Gain on disposition of assets	(43.3)	(13.6)	29.7	(218.6)%
Debt modification costs	4.0	—	(4.0)	n.m.
Income tax provision (benefit)	29.8	(9.3)	(39.1)	420.8%
__________________________________________

(1)	Percentages calculated on actual amounts, not rounded amounts presented above
n.m. - not meaningful

General and Administrative Expenses
General and administrative expenses decreased $4.5 million, primarily due to lower stock-based compensation costs, savings due to the refranchising of Applebee's company-operated restaurants and lower expenses for legal and other professional services, partially offset by increases in expenses for salaries and benefits, recruiting and relocation, and travel. Stock-based compensation costs decreased primarily because expenses in 2010 related to the acceleration of equity grants due to the retirement of an executive and changes related to vesting of certain equity grants to directors that did not recur and the impact of a lower stock price as of December 31, 2011 on equity grants accounted for as liabilities. The increase in salaries and benefits and recruiting and relocation expenses was primarily due to the hiring of more executive level positions in 2011 and the latter part of 2010.
Interest Expense
The $38.8 million decrease in interest expense is primarily due to lower non-cash interest charges in 2011 compared to 2010 and a reduction in long-term debt over the past twelve months, partially offset by an increase in overall weighted interest rates. Non-cash interest charges declined to $6.2 million in 2011 from $34.4 million because deferred financing costs and discounts associated with our debt instruments that were refinanced in October 2010 were written off at that time and the deferred financing costs and discounts associated with new debt instruments are substantially less than those related to the refinanced debt. During 2011, we repaid $161.5 million of Term Loans and $59.3 million of Senior Notes.
Impairment and Closure Charges
Impairment and closure charges for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010
	(In millions)
Long-lived tangible asset impairment	$4.9	$1.5
Lenexa lease termination	23.0	—
Other closure charges	2.0	2.8
Total impairment and closure charges	$29.9	$4.3
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
Impairment and closure charges for the year ended December 31, 2011 were primarily comprised of $23.0 million related to termination of our sublease of the commercial space occupied by Applebee’s Restaurant Support Center in Lenexa, Kansas through October 31, 2011 and a $4.5 million impairment charge related to the furniture, fixtures and leasehold improvements at that facility. Other closure charges primarily related to adjustments to the reserve for previously closed surplus IHOP properties.

For the year ended December 31, 2010, we recognized impairment charges of $1.5 million and closure charges of $2.8 million. The impairment charges primarily related to properties associated with Applebee's company-operated restaurants in the Minnesota market expected to be sold and to a single Applebee's restaurant and the land on which it is situated. The closure charges related primarily to two company-operated IHOP Cafe restaurants, a non-traditional restaurant test format that was evaluated but will no longer be utilized, and to the closure of a company-operated Applebee's restaurant in China.
Amortization of Intangible Assets
Amortization of intangible assets relates to intangible assets arising from the November 2007 acquisition of Applebee's, primarily franchising rights. In the absence of future impairment charges, amortization charges should remain consistent from year to year.

Loss on Extinguishment of Debt and Temporary Equity

Instrument (1)	Face Amount Retired/Repaid	Cash Paid	Loss (Gain)(3)
	(In millions)
Term Loans (1)	$161.5	$161.5	$3.2
Senior Notes (1)	59.3	64.2	8.0
Loss on extinguishment of debt, 2011	$220.8	$225.7	$11.2

Class A-2-II-X Notes (2)	$68.2	$61.8	$(4.6)
Term Loans (1)	56.0	56.0	1.4
October 2010 Refinancing and redemption of Series A Stock	—	—	110.2
Loss on extinguishment of debt and Series A Preferred Stock, 2010	$124.2	$117.8	$107.0

(1) For a description of the respective instruments, refer to Note 8 of the Notes to Consolidated Financial Statements.
(2) For a description of the instrument, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2010.
(3) Including write-off of the discount and deferred financing costs related to the debt retired.
In 2011, at the dates of repurchase, our Senior Notes were selling at a premium to face value. For the year ended December 31, 2011, we paid a total premium of $4.9 million to repurchase Senior Notes.
In 2010, we recognized a loss on extinguishment of debt and the redemption of Series A Preferred stock of $107.0 million. The loss in 2010 was comprised of charges of $110.2 million resulting from the October 2010 Refinancing and the redemption of Series A Stock and a $1.4 million loss on extinguishment of debt subsequent to the October 2010 Refinancing, partially offset by gains on extinguishment of debt of $4.6 million that arose prior to the October 2010 Refinancing. The charges resulting from the October 2010 Refinancing consisted of approximately $64 million of deferred financing costs associated with our previous securitized debt structure, including the remaining balance in Accumulated Other Comprehensive Income of a loss related to an interest rate swap designated as a cash flow hedge, and approximately $46 million of prepayment costs and tender premiums associated with the retirement of the securitized debt. Tender premiums associated with the Series A Stock were included as dividends paid and not part of the loss on extinguishment.
We may continue to dedicate a portion of excess cash flow towards opportunistic debt retirement.
Gain on Disposition of Assets
We recognized a gain on disposition of assets of $43.3 million in 2011, primarily related to the refranchising and sale of related restaurant assets of 132 Applebee's company-operated restaurants, of which 66 were located in Massachusetts, New Hampshire, Maine, Rhode Island, Vermont and parts of New York state (collectively, the New England market area), 36 were located in the St. Louis market area and 30 were located in the Washington, D.C. market area. In 2010, we recognized a gain on disposition of assets of $13.6 million primarily related to the refranchising and sale of related restaurant assets of 63 Applebee's company-operated restaurants in the Minnesota market area and 20 restaurants in the Roanoke/Lynchburg market area in Virginia.
Debt Modification Costs

Pursuant to the Amendment to our Credit Agreement, we incurred costs paid to third parties of $4.0 million in connection with this transaction that were expensed in accordance with U.S. GAAP guidance for debt modifications.
(Provision) Benefit for Income Taxes
We recorded a tax provision of $29.8 million in 2011 as compared to a recognized tax benefit of $9.3 million in 2010. The change was primarily due to the increase in our pretax book income. The 2011 effective tax rate of 28.4% applied to pretax book income was lower than the statutory Federal tax rate of 35% primarily due to tax credits and changes in tax rates and the release of liabilities for unrecognized tax benefits. The tax credits are primarily FICA tip and other compensation-related credits associated with Applebee's company-owned restaurant operations.

Comparison of the fiscal years ended December 31, 2010 and 2009
Overview
As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, under the subheading "Reclassifications" in the Notes to the Consolidated Financial Statements, amounts previously reported and other income and expense in the consolidated statements of operations were reclassified in 2011. The reclassifications had no impact on income before income taxes, the income tax provision or benefit, and net income or loss for the years ended December 31, 2010 and 2009. There was no significant impact on the comparison of segment profit between the two years as similar amounts were reclassified in each year.
Our 2010 financial results compared to 2009 were significantly impacted by (i) a loss on extinguishment of debt and temporary equity of $107.0 million primarily related to the write off of deferred financing costs, prepayment penalties and tender premiums associated with the October 2010 Refinancing; (ii) impairment charges in 2009 related to intangible and long-lived assets that did not recur in 2010; (iii) lower interest expense due to the opportunistic early retirement of securitized debt with excess cash flow prior to the October 2010 Refinancing; and (iv) a 53rd calendar week included in fiscal 2009. In comparing the Company's financial results for 2010 to those of 2009, we note:

•
Revenues decreased $80.9 million to $1.33 billion in 2010 from $1.41 billion in 2009. The decline was primarily due to the net effect of refranchising 83 company-operated Applebee's restaurants in 2010 and seven in 2009, a 53rd calendar week in fiscal 2009, a decline in same-restaurant sales of (1.3%) at Applebee's company-operated restaurants and the closure of seven Applebee's restaurants in 2010, partially offset by an increase in IHOP and Applebee's effective franchise units.

•	Segment profit for 2010 decreased $15.7 million, comprised as follows:

	Reported 2010 change in Segment Profit	Less: Impact of 53rd week in 2009	Adjusted change in 2010 Segment Profit
	(in millions)
Franchise operations	$3.0	$5.9	$8.9
Company restaurant operations	(7.2)	4.6	(2.6)
Rental operations	(8.2)	2.4	(5.8)
Financing operations	(3.3)	0.3	(3.0)
Total segment profit	$(15.7)	$13.2	$(2.5)
The decrease in segment profit was primarily due to the impact of a 53rd calendar week in 2009, as reflected in the table above. Additionally, segment profit was reduced by a $7.7 million charge associated with an IHOP franchisee in default and by the net effect of refranchising 90 company-operated Applebee's restaurants in 2010 and 2009, partially offset by an increase in IHOP effective franchise units, margin improvements in Applebee's company-operated restaurants and an increase in Applebee's same-restaurant sales.

•	Impairment and closure charges were $101.6 million lower than in 2009 primarily because there was no impairment of intangible assets in 2010.

•	Loss on extinguishment of debt was $107.0 million in 2010, primarily related to the successful October 2010 Refinancing, compared with gains on the extinguishment of debt of $45.7 million in 2009.

•	Interest expense was $15.0 million lower in 2010 compared to 2009 due to the early retirement of fixed rate debt and lower non-cash interest charges as the result of the October 2010 Refinancing.

Franchise Operations

	2010	2009	Favorable (Unfavorable) Variance	% Change(1)
	(In millions)
Franchise revenues
Applebee's	$153.3	$154.0	$(0.7)	(0.4)%
IHOP	149.0	148.0	1.0	0.7%
IHOP advertising	74.4	70.2	4.2	6.0%
Total franchise revenues	376.7	372.2	4.5	1.2%
Franchise expenses
Applebee's	2.1	4.9	2.8	56.1%
IHOP	27.3	27.2	(0.1)	0.4%
IHOP advertising	74.4	70.2	(4.2)	(6.0)%
Total franchise expenses	103.8	102.3	(1.5)	(1.5)%
Franchise segment profit
Applebee's	151.2	149.1	2.1	1.4%
IHOP	121.7	120.8	0.9	0.7%
Total franchise segment profit	$272.9	$269.9	$3.0	1.1%
Segment profit as % of revenue(1)	72.4%	72.5%
_________________________________________________

(1)	Percentages calculated on actual, not rounded, amounts
The decrease in Applebee's franchise revenues was primarily attributable to the impact of a 53rd week of operations in 2009 and revenues from temporary liquor license agreements related to franchised Applebee's company-operated restaurants in 2009 that did not recur, partially offset by increased franchise fees primarily related to the refranchising of 83 company-operated Applebee's restaurants in 2010, a 0.6% increase in domestic same-restaurant sales and an increase in effective franchise restaurants. The increase in effective restaurants was due primarily to the refranchising of 83 company-operated restaurants in the fourth quarter of 2010 and nine net franchise openings during 2010.
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
_________________________________________

(1)	Percentages calculated on actual, not rounded, amounts
As of December 31, 2010, Company restaurant operations were comprised of 309 Applebee's company-operated restaurants and 11 IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of fiscal 2010 with the same period of 2009 was negligible.
Company restaurant sales declined $74.4 million. Applebee's company restaurant sales declined $74.1 million, of which $38.0 million was due to the refranchising of 83 company-operated restaurants in the fourth quarter of 2010 and seven restaurants during 2009 and $20.7 million was due to the addition of a 53rd week of operations in the prior year. A decrease in domestic same-restaurant sales of 1.3% and the closure of seven restaurants in 2010 were responsible for the rest of the decline. The change in same-restaurant sales was driven mainly by a decline in guest traffic that was partially offset by a slightly higher average guest check. The higher average guest check is primarily the result of an increase of approximately 1.7% in menu pricing and favorable product mix changes. We believe the decline in comparable guest traffic is reflective of the current adverse economic conditions affecting customers and impacting the restaurant industry as a whole.
Company restaurant expenses declined $67.2 million. Applebee's company restaurant expenses declined $66.4 million due to the refranchising of 83 restaurants in the fourth quarter of 2010, the impact of the 53rd week in 2009 and the closure of seven company operated restaurants. Operating margin for Applebee's company restaurant operations improved to 14.8% for 2010 from 14.4% for the same period of last year, as shown below:

Restaurant Expenses as Percentage of Restaurant Sales (Applebee's)	2010	2009	Favorable (Unfavorable) Variance
Food and beverage	25.5%	26.2%	0.7%
Labor	33.2%	33.3%	0.1%
Direct and occupancy	26.6%	26.1%	(0.5)%
Total Company restaurant expenses(a)	85.3%	85.6%	0.4%
_________________________________________

(a)	Percentages may not add due to rounding.
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
_________________________________________

(1)	Percentages calculated on actual, not rounded, amounts
Rental operations relate primarily to IHOP restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.
Rental segment profit decreased by $8.2 million. Of that decrease, $5.7 million was due to the write-off of lease receivable cost in accordance with U.S. GAAP for long-term leases, associated with 21 of the 40 franchise restaurants operated by the franchisee discussed under Franchise Operations above. Another $2.4 million of the decrease in segment profit was due to the 53rd week of operations in 2009.

Financing Operations

	2010	2009	Favorable (Unfavorable) Variance	% Change(1)
	(In millions)
Financing revenues	$16.2	$17.9	$(1.7)	(9.2)%
Financing expenses	2.0	0.4	(1.6)	(431.9)%
Financing operations segment profit	$14.2	$17.5	$(3.3)	(18.5)%
Segment profit as % of revenue(1)	87.9%	97.9%
________________________________________

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
__________________________________________

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
As the result of performing these assessments throughout 2010, we recognized impairments of long-lived tangible assets of $1.5 million. In October 2010, we sold 63 company-operated Applebee's restaurants located in Minnesota and Wisconsin. We had fee ownership of the properties on which three of the restaurants were located. Our strategy does not contemplate retaining such properties as a lessor on a long-term basis. The properties were transferred to assets held for sale and an impairment of $0.7 million was recorded based on the estimated sales price. We also placed a single restaurant and the land on which it is situated up for sale. In accordance with criteria under U.S. GAAP we transferred the fair value of the assets related to this restaurant, as determined by the estimated sales price, to assets held for sale and an impairment of $0.5 million was recognized. Other minor impairments totaled $0.3 million.
Closure charges in 2010 of $2.0 million related primarily to two company-operated IHOP Cafe restaurants (a non-traditional restaurant test format that was evaluated but will no longer be utilized) and to the closure of a company-operated Applebee's restaurant in China.
As the result of performing these assessments throughout 2009, we recognized impairments of long-lived tangible assets of $10.4 million in 2009. The impaired assets comprised three IHOP company-operated restaurants, various assets related to one IHOP franchise restaurant, one Applebee's company-operated restaurant, a write-down to the estimated sales value based on a current letter of intent of one Applebee's restaurant that had been closed in a prior period and included in assets held for sale as of December 31, 2008 and four parcels of Applebee's real estate. We had fee ownership of the properties on which four Applebee's company-operated restaurants were located. These restaurants were refranchised in the fourth quarter of 2008 but we retained ownership of the land and continued to lease the property to the franchisee. Our strategy does not contemplate retaining such properties as a lessor on a long-term basis. During the third quarter of 2009, we determined the properties met the requirements under U.S. GAAP to be reclassified as assets held for sale. The properties were written down to the estimated fair value that will be received upon sale. We evaluated the causal factors of all impairments of long-lived assets as they were recorded during 2010 and 2009 and concluded they were based on factors specific to each asset and were not potential indicators of an impairment of goodwill, indefinite-lived intangible assets or other long-lived assets. Closure costs of $1.2 million related to two IHOP franchise restaurants.
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
__________________________________________

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
Gain on Disposition of Assets
We recognized a gain on disposition of assets of $13.6 million in 2010, primarily related to the refranchising of 63 Applebee's restaurants in the Minnesota market and 20 restaurants in the Roanoke and Lynchburg markets in Virginia. We recognized a gain on disposition of assets of $6.9 million in 2009, primarily related to the refranchising of seven Applebee's restaurants in the New Mexico market and sale of a parcel of land held by IHOP.
Other Expense (Income)
In 2010, other items of income and expense netted to an expense of $3.6 million compared to an expense of $1.3 million in 2009. The primary reason for the change was several individually insignificant gains in 2009 did not recur in 2010.
(Provision) Benefit for Income Taxes
We recognized a tax benefit of $9.3 million in 2010 as compared to a tax provision of $5.2 million in 2009. The change was primarily due to the decrease in pre-tax income resulting from the one-time expenses related to the debt refinancing. The 2010 effective tax rate benefit of 76.9% applied to pretax book income was significantly different from the statutory federal tax rate of 35% primarily due to the decrease in pre-tax income resulting from the one-time expenses related to the debt refinancing, changes in unrecognized tax benefits and tax credits. The tax credits are primarily FICA tip and other compensation-related tax credits associated with Applebee's company-owned restaurant operations and credits associated with the Applebee's Restaurant Support Center in Lenexa, Kansas.

Liquidity and Capital Resources of the Company
Credit Facilities
On October 8, 2010, we entered into a credit agreement with a group of lenders and financial institutions (the "Credit Agreement") that established a senior secured credit facility (the "Credit Facility") consisting of a $900 million term facility (the "Term Facility") maturing in October 2017 and a $50 million senior secured revolving credit facility (the "Revolving Facility") maturing in October 2015. Loans made under the Term Facility and the Revolving Facility bore interest, at our option, at an annual rate equal to (i) a LIBOR based rate (which was subject to a floor of 1.50%) plus a margin of 4.50% or (ii) the base rate (the "Base Rate") (which was subject to a floor of 2.50%), which was equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the one month LIBOR rate (which was subject to a floor of 1.50%) plus 1.00%, plus a margin of 3.50%. The margin for the Revolving Facility is subject to debt leverage-based step-downs.
The Revolving Facility is utilized, among other purposes, to collateralize certain letters of credit we are required to maintain. Such collateralization does not constitute a draw-down under the Revolving Facility but does reduce the amount that can be borrowed under the Revolving Facility. Unused amounts of the Revolving Facility bear interest at the rate of 75 basis points per annum.
The Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the Credit Facility by up to $250 million; provided that the aggregate amount of the commitments under the Revolving Facility may not exceed $150 million.
October 2010 Refinancing
On October 20, 2010, we borrowed $900 million under the Term Facility (the "Original Term Loan") and we issued $825 million of senior notes (the "Senior Notes") at par that will mature in October 2018 with a coupon of 9.5% per annum. Interest on the Senior Notes is payable in the months of April and October of each year, beginning in April 2011. These borrowings, along with cash on hand not required for operating needs and previously restricted cash becoming available concurrently with the retirement of securitized debt totaled approximately $1.85 billion. With these funds we completed a refinancing of our then-outstanding $1.6 billion of securitized debt. We also redeemed 143,000 shares of our Series A Stock for $149.6 million, including a redemption premium and accrued dividends through the date of redemption. We also paid $46.1 million of prepayment costs and tender premiums associated with the retirement of the securitized debt and $57.6 million of transaction costs related to the refinancing. In November 2010, we redeemed the remaining 47,000 shares of Series A Stock for $49.4 million including a redemption premium and accrued dividends through the date of redemption.
The material agreements entered into related to the October 2010 Refinancing were included as Exhibit 4.1 and Exhibits 10.1and 10.2 of our quarterly report on Form 10-Q for the period ended September 30, 2010 filed on November 3, 2010.
February 2011 Amendment
On February 25, 2011, we entered into Amendment No. 1 (the "Amendment") to the Credit Agreement. Pursuant to the Amendment, the interest rate margin applicable to LIBOR-based loans under the Term Facility was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for loans under the Term Facility were reduced from 1.50% to 1.25% for LIBOR-based loans and from 2.50% to 2.25% for Base Rate denominated loans. The margin for the Revolving Facility is subject to debt leverage-based step-downs. As of December 31, 2011, we have not achieved a leverage ratio that would result in any such step-downs.
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
Concurrent with the Amendment, on February 25, 2011, the Company borrowed $742.0 million under the Term Facility (the "New Term Loan"), retiring the same amount then outstanding of the $900.0 million Original Term Loan.
As of December 31, 2011, the interest rate on the Term Facility was 4.25%. Taking into account fees and expenses associated with the Credit Agreement and the Amendment that will be amortized as additional non-cash interest expense over a seven-year period, the weighted average effective interest rate for the Credit Facility as of December 31, 2011 was 5.6%.
During 2011 we borrowed and repaid a total of $40.0 million under the Revolving Facility. As of December 31, 2011, no amounts were borrowed under the Revolving Facility and approximately $15.7 million in letters of credit were collateralized by the Revolving Facility, reducing the amount available to be borrowed under the Revolving Facility to $59.3 million.

We may in the future enter into hedging agreements to mitigate the effect of changes in LIBOR on variable interest rates.
Mandatory Repayments
Loans under the Credit Agreement are subject to the following repayment requirements:

•	1% per year of principal balance (the mandatory repayment is based upon the $742.0 million New Term Loan);

•	50% of excess cash flow (as defined in the Credit Agreement), paid, at a minimum, on an annual basis; and

•	100% of asset sales and insurance proceeds (subject to certain exclusions).
We may voluntarily prepay loans under both the Term Facility and the Revolving Facility without premium or penalty. However, if we make a voluntary prepayment within one year after the closing date of the Credit Agreement in the case of the Revolving Facility, or one year after the February 2011 Refinancing in the case of the Term Facility, in connection with any transaction that results in a lower effective interest rate, we must pay a prepayment premium in an amount equal to 1.0% of the principal amount prepaid, as applicable. There were no prepayment premiums required during 2011.
There are no mandatory repayments of the Senior Notes, although under certain conditions we may be required to repurchase Senior Notes with excess proceeds of assets sales or upon a change of control, as described in the Indenture under which the Senior Notes were issued.
Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our Revolving Facility will be adequate to meet our liquidity needs during 2012.
Debt Covenants
Pursuant to the Credit Agreement we are required to comply with a maximum consolidated leverage ratio and a minimum consolidated cash interest coverage ratio. The Company's current required maximum consolidated leverage ratio of total debt (net of unrestricted cash not to exceed $75 million) to adjusted EBITDA is 7.5x. Our current required minimum ratio of adjusted EBITDA to consolidated cash interest is 1.5x. Compliance with each of these ratios is required quarterly, on a trailing four-quarter basis. These ratio thresholds become more rigorous over time. The maximum consolidated leverage ratio will decline, in annual 25-basis-point decrements beginning with the first quarter of 2012, to 6.5x by the first quarter of 2015, then to 6.0x for the first quarter of 2016 until the Credit Agreement expires in October 2017. The minimum consolidated cash interest coverage ratio will increase to 1.75x commencing in the first quarter of 2013 and to 2.0x commencing in the first quarter of 2016 and remain at that level until the Credit agreement expires in October 2017.
For the trailing twelve months ended December 31, 2011, our consolidated leverage ratio was 5.3x and our consolidated cash interest coverage ratio was 2.3x.
There are no financial maintenance covenants associated with the Senior Notes.
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
The EBITDA used in calculating these ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our income before income taxes, as determined in accordance with U.S. GAAP, and EBITDA used for covenant compliance purposes is as follows:

Trailing Twelve Months Ended December 31, 2011

(in thousands)
U.S. GAAP income before income taxes	$104,998
Interest charges	151,332
Loss on extinguishment of debt	11,159
Depreciation and amortization	50,220
Non-cash stock-based compensation	9,492
Impairment and closure charges	29,643
Other	6,830
Gain on disposition of assets	(43,253)
EBITDA	$320,421
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
Franchising of Applebee's Company-Operated Restaurants
During 2011, we completed the refranchising and sale of related restaurant assets of 132 Applebee's company-operated restaurants. Proceeds from asset dispositions, including the 132 restaurants, totaled $115.6 million for the twelve months ended 2011, the majority of which was used to retire debt.
Since the Applebee's acquisition we have pursued a strategy to transition from the 74% franchised Applebee's system at the time of the acquisition to a 99% franchised Applebee's system, similar to IHOP's 99% franchised system. As of December 31, 2011, we have refranchised 325 Applebee's company-operated restaurants since the second quarter of 2008. Subsequent to December 31, 2011 we refranchised 17 Applebee's company-operated restaurants in a six-state market area geographically centered around Memphis, Tennessee in January, 2012. Including the 17 restaurants refranchised in January 2012, the Applebee's system is approximately 91% franchised. We are planning to franchise a significant majority of the remaining Applebee's company-operated restaurants over the next several years while retaining 23 restaurants in the Kansas City area as a Company market. This highly franchised business model is expected to require less capital investment, improve margins and reduce the volatility of cash flow performance over time, while also providing cash proceeds from the refranchising of the restaurants for the retirement of debt. Under the terms of the Credit Agreement, all of the proceeds of future asset dispositions must be used to repay borrowings under the Term Facility and under certain conditions, we may be required to repurchase Senior Notes with excess proceeds of assets sales, as defined in the Indenture under which the Senior Notes were issued.
Cash Flows
In summary, our cash flows were as follows:

	2011	2010	2009
	(In millions)
Net cash provided by operating activities	$121.7	$179.3	$157.8
Net cash provided by investing activities	101.7	53.5	18.8
Net cash used in financing activities	(265.0)	(212.8)	(208.8)
Net (decrease) increase in cash and cash equivalents	$(41.6)	$20.0	$(32.2)
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, operating earnings from our company-operated restaurants and profit from our rental operations and financing operations. Franchise revenues consist of royalties, IHOP advertising fees and sales of proprietary products for IHOP, each of which fluctuates with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee's restaurants by our franchisees and by fluctuations in same-restaurant sales. Operating earnings from company-operated restaurants are impacted by many factors which include but are not limited to changes in traffic patterns, pricing activities and changes in operating expenses. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental income is impacted by fluctuations in same-restaurant sales as some operating leases include a provision for contingent rent based on retail sales. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Financing operations revenue consists of interest income from the financing of franchise fees and equipment leases as well as periodic sales of equipment . Financing expenses are primarily the cost of restaurant equipment.
Cash provided by operating activities totaled $121.7 million during the year ended December 31, 2011 compared to $179.3 million in the same period in 2010, a decrease of $57.6 million. The primary reasons for this unfavorable change were lower segment profit, excluding depreciation changes, of $32.8 million, a cash payment of $21.3 million related to the termination of the sublease of Applebee's Restaurant Support Center and an increase of $7.8 million in cash interest payments. The lower segment profit was due, in large part, to the refranchising of 215 Applebee's company-operated restaurants since October 2010.
Investing Activities
Net cash provided by investing activities in 2011 was primarily attributable to $115.6 million of proceeds from dispositions of assets, primarily the refranchising of 132 Applebee's company-operated restaurants, and $13.1 million of principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $26.3 million of capital expenditures. Capital expenditures increased from $18.7 million in 2010 due primarily to the remodeling of company-operated restaurants and increases in information technology infrastructure expenditures. Capital expenditures are expected to range between approximately $18 million and $20 million in fiscal 2012. The change from 2011 is primarily due to a decline in expenditures for remodeling company-operated restaurants.
The following table represents the principal receipts on various long-term receivables due from our franchisees as of December 31, 2011:

	Principal Receipts Due By Period
	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Equipment leases(1)	$6.5	$6.9	$7.2	$7.2	$8.2	$95.4	$131.4
Direct financing leases(2)	5.4	6.3	7.1	8.0	8.9	64.3	100.0
Franchise notes and other(3)	1.9	1.2	0.8	0.6	0.3	0.2	5.0
Total	$13.8	$14.4	$15.1	$15.8	$17.4	$159.9	$236.4
_______________________________

(1)	Equipment lease receivables extend through the year 2029.

(2)	Direct financing lease receivables extend through the year 2024.

(3)	Franchise note receivables extend through the year 2019.
Financing Activities
Financing activities used net cash of $265.0 million during 2011. Cash used in financing activities primarily consisted of $239.1 million in repayments of long-term debt, purchases of DineEquity common stock of $21.2 million, and payment of debt issuance costs of $12.3 million, partially offset by a net cash inflow of $7.1 million from equity-based compensation transactions. Of the long-term debt repayments, $161.5 million related to Term Loans, $64.2 million related to Senior Notes (including $4.9 million of premiums) and $13.4 million was scheduled repayments of capital leases and financing obligations. During 2011, we borrowed and repaid $40.0 million under our Revolving Facility.
Free Cash Flow
We define "free cash flow" for a given period as cash provided by operating activities, plus receipts from notes and equipment contracts receivable ("long-term notes receivable"), less dividends paid and capital expenditures. We believe this information is helpful to investors to determine our cash available for general corporate and strategic purposes, including the retirement of debt.

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash flows provided by operating activities	$121.7	$179.3	$157.8
Principal receipts from notes, equipment contracts and other long-term receivables	13.1	19.4	17.6
Dividends paid	—	(26.1)	(24.1)
Additions to property and equipment	(26.3)	(18.7)	(15.4)
Free cash flow	$108.5	$153.9	$135.9
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
Share Repurchases and Dividends
In August, 2011, our Board of Directors authorized the repurchase up to $45.0 million of DineEquity common stock. Repurchases are subject to prevailing market prices and may take place in open market transactions and in privately negotiated transactions, based on business, market, applicable legal requirements and other considerations. The program does not require the repurchase of a specific number of shares and may be terminated at any time. As of December 31, 2011, we have repurchased 534,101 shares under this program at an average price of $39.64 per share. We have remaining authorization to repurchase an additional $23.8 million of DineEquity common stock under this program.
We do, from time to time, repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Such shares are purchased at the closing price of our common stock on the vesting date.
Currently, we do not pay a dividend on our common stock. Under our current debt agreements, we are restricted from paying dividends on common stock until certain financial ratios are achieved. Those ratios have not been achieved as of December 31, 2011. At such time as those financial ratios are achieved, dividend payments on common stock may be resumed at the discretion of the Board of Directors after consideration of the Company's earnings, financial condition, cash requirements, future prospects and other factors.

Off-Balance Sheet Arrangements
As of December 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations and Commitments
The following are our significant contractual obligations and commitments as of December 31, 2011:

	Payments Due By Period
Contractual Obligations	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(in millions)
Debt (1)	$126.2	$220.3	$220.3	$1,552.3	$2,119.1
Financing obligations (1)	16.6	37.0	38.8	217.9	310.2
Operating leases	76.9	155.2	154.4	656.4	1,042.8
Capital leases (1)	24.7	49.8	48.6	117.2	240.4
Purchase commitments	63.0	40.1	1.6	—	104.7
Other obligations	3.0	—	—	6.9	9.9
Total minimum payments	310.4	502.4	463.7	2,550.7	3,827.1
Less interest	(130.2)	(258.1)	(250.6)	(271.9)	(910.8)
	$180.2	$244.3	$213.1	$2,278.8	$2,916.3
(1) Includes interest calculated on balances as of December 31, 2011 and interest rates in effect as of December 31, 2011.

At December 31, 2011, the Company had a liability for unrecognized tax benefit including potential interest and penalties, net of related tax benefit, totaling $8.9 million, of which approximately $2.0 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when a cash settlement with a taxing authority will occur. This liability is included in "Other obligations" above.

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
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:
Goodwill and Intangibles
Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets resulting from the acquisition are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received. Identifiable intangible assets are comprised primarily of trademarks, tradenames, liquor licenses, which are considered to have an indefinite life, and franchise agreements, recipes and menus and favorable lease agreements, which are considered to have a finite life. Intangible assets with finite lives are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives. Goodwill and indefinite life intangible assets are not subject to amortization.
Goodwill has been allocated to three reporting units, the IHOP unit, Applebee's company unit and Applebee's franchise unit. The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and has been allocated between the two Applebee's units. The goodwill allocated to the Applebee's company unit was fully impaired in 2008. The Company tests goodwill and other indefinite life intangible assets for impairment on an annual basis in the fourth quarter. The annual impairment test of goodwill of the Applebee's franchise unit is performed as of October 31 of each year. The annual impairment test of the goodwill of the IHOP unit is performed as of December 31 of each year, the date as of which the analysis has been performed in prior years. In addition to the annual test of impairment, goodwill and indefinite life intangible assets must be evaluated more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company's common stock.
In the process of the Company's annual impairment review of goodwill, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures, and changes in working capital along with an appropriate discount rate. Additional assumptions are made as to proceeds to be received from future refranchising of company-operated restaurants. Step one of the impairment test compares the fair value of each of our reporting units to its carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the step one test does indicate an impairment, step two must take place. Under step two, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the carrying amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted. The fair value of all reporting units is then compared to the current market value of the Company's common stock to determine if the fair values estimated in the impairment testing process are reasonable in light of the current market value.
In the process of the Company's annual impairment review of the tradename, the most significant indefinite life intangible asset, the Company primarily uses the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecasted revenue stream.
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
Allowance for Credit Losses
The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables; however, changes in circumstances relating to receivables may result in additional allowances in the future. We determine the allowance based on historical experience, current payment patterns, future obligations and our assessment of the ability to pay outstanding balances. The primary indicator of credit quality is delinquency, which is considered to be a receivable balance greater than 90 days past due. We continually review our allowance for doubtful accounts. Past due balances and future obligations are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.
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

Recently Adopted Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Auditing Standard Update ("ASU") No. 2010-06, "Improving Disclosures About Fair Value Measurement" ("ASU 2010-06"). The provision in ASU 2010-06 requiring that disclosures about purchase, sale, issuance, and settlement activity related to assets and liabilities whose fair value is measured using Level 3 inputs be presented on a gross basis rather than as a net number became effective for us in 2011. As this provision amended only the disclosure requirements for fair value measurements, the adoption had no impact on the our balance sheets, statements of operations or statements of cash flows.
In July 2010, the FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This ASU amends disclosure requirements with respect to the credit quality of financing receivables and the related allowance for credit losses. The disclosure requirements about activity that occurs during a reporting period became effective for us in 2011. Since this ASU only amended disclosure requirements, not current accounting practice, adoption of this ASU did not have any impact on our balance sheets, statements of operations or statements of cash flows.
New Accounting Pronouncements
In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other - Testing Goodwill for Impairment ("ASU 2011-08"). The amendments in ASU No. 2011-08 are intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 will be effective for our fiscal years beginning after December 15, 2011; earlier adoption is permitted. As the amendments do not change the underlying principle that the carrying value of goodwill should not exceed its implied fair value, the adoption of ASU 2011-08 is not anticipated to have a material impact on our consolidated balance sheets, statements of income or statements of cash flows.

We reviewed all other significant newly issued accounting pronouncements and concluded that they either are not applicable to the our operations or that no material effect is expected on our financial statements as a result of future adoption.

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
Investments in fixed-interest-rate-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments. As of December 31, 2011, our long-term investments are comprised primarily of certificates of deposits, mutual funds invested in auction rate securities and one auction rate security; these investments are included in restricted assets related to the captive insurance subsidiary. We have classified these investments as available-for-sale. Due to the short time period between reset dates of the interest rates, there are no unrealized gains or losses associated with the interest rate related to the auction rate securities. The one auction rate security has a contractual maturity of December 2030. Based on our cash and cash equivalents, restricted cash and long-term restricted investment holdings as of 2011, a 1% increase in interest rates would increase our annual interest income by approximately $0.7 million. A 1% decline in interest rates would decrease our annual interest income by less than $0.7 million as the majority of our cash and cash equivalents, restricted cash and long-term investment holdings are currently yielding less than 1%.
At December 31, 2011, we had $682.5 million of variable rate debt (the New Term Loan under the Amendment to our Credit Agreement). If the interest rate on the New Term Loan were to increase by 1% per annum, annual interest expense would increase by approximately $6.8 million based on the outstanding New Term Loan balance at December 31, 2011. A decrease in interest rates from December 31, 2011 rates would have no impact on interest expense as the current interest is at the floor rate as defined in the Credit Agreement.
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
In February 2009, the Company and owners of Applebee's and IHOP franchise restaurants formed CSCS to manage procurement activities for the Applebee's and IHOP restaurants choosing to join the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2011, 100% of Applebee's franchise restaurants and over 96% of IHOP franchise restaurants are members of CSCS. While the majority of the food products utilized by IHOP and Applebee's systems are sourced through CSCS, in some instances, we enter into commitments to purchase food and other items on behalf of the IHOP and Applebee's systems. None of these food product contracts or agreements is a derivative instrument. At December 31, 2011, our outstanding purchase commitments for food products were $6.3 million.

Item 8.    Financial Statements and Supplementary Data.

DineEquity, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share amounts)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$60,691	$102,309
Receivables, net	115,667	98,776
Inventories	12,031	10,757
Prepaid income taxes	13,922	34,094
Prepaid gift cards	36,643	27,465
Deferred income taxes	20,579	24,301
Assets held for sale	9,363	37,944
Other current assets	8,051	15,456
Total current assets	276,947	351,102
Long-term receivables	226,526	239,945
Property and equipment, net	474,154	612,175
Goodwill	697,470	697,470
Other intangible assets, net	822,361	835,879
Other assets, net	116,836	120,070
Total assets	$2,614,294	$2,856,641
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$7,420	$9,000
Accounts payable	29,013	32,724
Accrued employee compensation and benefits	26,191	32,846
Gift card liability	146,955	124,972
Accrued interest payable	12,537	17,482
Current maturities of capital lease and financing obligations	13,480	16,556
Other accrued expenses	22,048	31,502
Total current liabilities	257,644	265,082
Long-term debt, less current maturities	1,411,448	1,631,469
Financing obligations, less current maturities	162,658	237,826
Capital lease obligations, less current maturities	134,407	144,016
Deferred income taxes	383,810	375,697
Other liabilities	109,107	118,972
Total liabilities	2,459,074	2,773,062
Commitments and contingencies
Stockholders' equity
Convertible preferred stock, Series B, at accreted value; shares: 10,000,000 authorized; 35,000 issued; 2011 - 34,900 outstanding; 2010 - 35,000 outstanding	44,508	42,055
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2011 - 24,658,985 issued, 18,060,206 outstanding; 2010 - 24,382,991 issued, 18,183,083 outstanding	247	243
Additional paid-in-capital	205,663	192,214
Retained earnings	196,869	124,250
Accumulated other comprehensive loss	(294)	(282)
Treasury stock, at cost; shares: 2011 - 6,598,779; 2010 - 6,199,908	(291,773)	(274,901)
Total stockholders' equity	155,220	83,579
Total liabilities and stockholders' equity	$2,614,294	$2,856,641
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Segment Revenues:
Franchise revenues	$398,539	$377,137	$372,999
Company restaurant sales	530,984	815,572	890,020
Rental income	125,960	124,508	133,845
Financing revenues	19,715	16,424	17,899
Total revenues	1,075,198	1,333,641	1,414,763
Segment Expenses:
Franchise expenses	105,006	103,505	102,256
Company restaurant expenses	458,443	699,336	766,472
Rental expenses	98,147	99,030	100,201
Financing expenses	5,973	1,969	370
Total segment expenses	667,569	903,840	969,299
Gross segment profit	407,629	429,801	445,464
General and administrative expenses	155,822	160,330	157,727
Interest expense	132,707	171,537	186,258
Impairment and closure charges	29,865	4,285	105,622
Amortization of intangible assets	12,300	12,300	12,306
Loss (gain) on extinguishment of debt and temporary equity	11,159	107,003	(45,678)
Debt modification costs	4,031	—	—
Gain on disposition of assets	(43,253)	(13,574)	(7,355)
Income (loss) before income taxes	104,998	(12,080)	36,584
(Provision) benefit for income taxes	(29,806)	9,292	(5,175)
Net income (loss)	$75,192	$(2,788)	$31,409
Net income (loss) available to common stockholders
Net income (loss)	$75,192	$(2,788)	$31,409
Less: Series A preferred stock dividends	—	(25,927)	(19,531)
Less: Accretion of Series B preferred stock	(2,573)	(2,432)	(2,291)
Less: Net (income) loss allocated to unvested participating restricted stock	(1,886)	1,173	(351)
Net income (loss) available to common stockholders	$70,733	$(29,974)	$9,236
Net income (loss) available to common stockholders per share
Basic	$3.96	$(1.74)	$0.55
Diluted	$3.89	$(1.74)	$0.55
Weighted average shares outstanding
Basic	17,846	17,240	16,917
Diluted	18,185	17,240	16,917
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands, except share amounts)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Series B Amount	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance, December 31, 2008	35,000	$37,332	17,466,355	$237	$165,315	$145,810	$(29,408)	6,230,595	$(276,519)	$42,767
Net income	—	—	—	—	—	31,409	—	—	—	31,409
Interest rate swap, net of tax	—	—	—	—	—	—	8,507	—	—	8,507
Temporary decline in available-for-sale securities	—	—	—	—	—	—	90	—	—	90
Comprehensive income										40,006
Repurchase of restricted shares	—	—	(50,927)	—	(605)	—	—	—	—	(605)
Net issuance of shares pursuant to stock plans	—	—	133,992	1	323	—	—	—	—	324
Reissuance of treasury stock	—	—	15,029	—	(769)	—	—	(15,029)	769	—
Stock-based compensation	—	—	—	—	10,710	—	—	—	—	10,710
Tax benefit from stock-based compensation	—	—	—	—	(3,767)	—	—	—	—	(3,767)
Dividends—Series A preferred stock	—	—	—	—	—	(19,531)	—	—	—	(19,531)
Accretion of Series B preferred stock	—	2,291	—	—	—	(2,291)	—	—	—	—
Balance, December 31, 2009	35,000	39,623	17,564,449	238	171,207	155,397	(20,811)	6,215,566	(275,750)	69,904
Net loss	—	—	—	—	—	(2,788)	—	—	—	(2,788)
Interest rate swap, net of tax	—	—	—	—	—	—	20,529	—	—	20,529
Comprehensive income										17,741
Repurchase of restricted shares	—	—	(50,543)		(1,884)	—	—	—	—	(1,884)
Net issuance of shares pursuant to stock plans	—	—	653,519	5	7,963	—	—	—	—	7,968
Reissuance of treasury stock	—	—	15,658	—	(849)	—	—	(15,658)	849	—
Stock-based compensation	—	—	—	—	13,085	—	—	—	—	13,085
Tax benefit from stock-based compensation	—	—	—	—	2,692	—	—	—	—	2,692
Dividends—Series A preferred stock	—	—	—	—	—	(25,927)	—	—	—	(25,927)
Accretion of Series B preferred stock	—	2,432	—	—	—	(2,432)	—	—	—	—
Balance, December 31, 2010	35,000	42,055	18,183,083	243	192,214	124,250	(282)	6,199,908	(274,901)	83,579
Net income	—	—	—	—	—	75,192	—	—	—	75,192
Foreign currency translation	—	—	—	—	—	—	(12)	—	—	(12)
Comprehensive income										75,180
Repurchase of restricted shares	—	—	(91,798)		(5,080)	—	—	—	—	(5,080)
Net issuance of shares pursuant to stock plans	—	—	366,055	4	2,423	—	—	—	—	2,427
Purchase of DineEquity common stock	—	—	(534,101)	—	—	—	—	534,101	(21,170)	(21,170)
Reissuance of treasury stock	—	—	135,230	—	—	—	—	(135,230)	4,298	4,298
Stock-based compensation	—	—	—	—	9,492	—	—	—	—	9,492
Tax benefit from stock-based compensation	—	—	—	—	6,494	—	—	—	—	6,494
Conversion of Series B preferred stock	(100)	(120)	1,737	—	120	—	—	—	—	—
Accretion of Series B preferred stock	—	2,573	—	—	—	(2,573)	—	—	—	—
Balance, December 31, 2011	34,900	$44,508	18,060,206	$247	$205,663	$196,869	$(294)	6,598,779	$(291,773)	$155,220
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$75,192	$(2,788)	$31,409
Adjustments to reconcile net income (loss) to cash flows provided by operating activities
Depreciation and amortization	50,220	61,427	65,379
Non-cash interest expense	6,160	34,379	39,422
Loss (gain) on extinguishment of debt and temporary equity	11,159	107,003	(45,678)
Impairment and closure charges	8,448	3,482	105,094
Deferred income taxes	11,835	(15,484)	(19,875)
Non-cash stock-based compensation expense	9,492	13,085	10,710
Tax benefit from stock-based compensation	6,494	2,692	531
Excess tax benefit from stock options exercised	(5,443)	(4,775)	(48)
Gain on disposition of assets	(43,253)	(13,574)	(7,355)
Other	(1,765)	5,431	(5,408)
Changes in operating assets and liabilities:
Receivables	(16,722)	3,736	11,607
Inventories	(3,723)	(263)	(1,474)
Prepaid expenses	(1,631)	(9,148)	(15,947)
Current income tax receivables and payables	20,479	(27,703)	5,001
Accounts payable	(3,533)	27	(14,867)
Accrued employee compensation and benefits	(6,656)	(5,000)	(8,119)
Gift card liability	21,983	19,507	7,180
Other accrued expenses	(17,050)	7,248	286
Cash flows provided by operating activities	121,686	179,282	157,848
Cash flows from investing activities
Additions to property and equipment	(26,332)	(18,677)	(15,372)
Proceeds from sale of property and equipment and assets held for sale	115,642	51,642	15,777
Principal receipts from notes, equipment contracts and other long-term receivables	13,122	19,452	17,553
Other	(753)	1,087	877
Cash flows provided by investing activities	101,679	53,504	18,835
Cash flows from financing activities
Borrowings under revolving credit facilities	40,000	—	10,000
Repayments under revolving credit facilities	(40,000)	—	—
Proceeds from issuance of long-term debt	—	1,725,000	—
Repayment of long-term debt (including tender premiums)	(225,681)	(1,777,946)	(173,777)
Purchase of DineEquity common stock	(21,170)	—	—
Redemption of Series A Preferred Stock	—	(190,000)	—
Payment of debt issuance costs	(12,295)	(57,602)	(20,300)
Principal payments on capital lease and financing obligations	(13,391)	(16,118)	(16,160)
Dividends paid (including Series A redemption premiums)	—	(26,117)	(24,091)
Repurchase of restricted stock	(5,080)	(1,884)	(605)
Proceeds from stock options exercised	6,725	7,968	324
Excess tax benefit from stock options exercised	5,443	4,775	48
Change in restricted cash	466	119,133	15,878
Other	—	—	(129)
Cash flows used in financing activities	(264,983)	(212,791)	(208,812)
Net change in cash and cash equivalents	(41,618)	19,995	(32,129)
Cash and cash equivalents at beginning of year	102,309	82,314	114,443
Cash and cash equivalents at end of year	$60,691	$102,309	$82,314
Supplemental disclosures
Interest paid	$148,982	$141,139	$166,361
Income taxes paid	$24,139	$33,389	$31,245
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. The Company
The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. ("DineEquity"). The Company owns and operates two restaurant concepts: Applebee's Neighborhood Grill and Bar®, or Applebee's, in the bar and grill segment of the casual dining category of the restaurant industry, and International House of Pancakes®, or IHOP®, in the family dining category of the restaurant industry. The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter the Company's predecessor began developing and franchising additional restaurants. As of December 31, 2011, there were a total of 1,550 IHOP restaurants, of which 1,369 were subject to franchise agreements, 166 were subject to area license agreements and 15 were company-operated restaurants. IHOP restaurants are located in all 50 states of the United States, two United States territories and three countries outside of the United States.
In November 2007, the Company completed the acquisition of Applebee's International, Inc. ("Applebee's"), which became a wholly owned subsidiary of the Company. As of December 31, 2011, there were a total of 2,019 Applebee's restaurants, of which 1,842 were subject to franchise agreements and 177 were company-operated restaurants. The restaurants were located in 49 states, one United States territory and 15 countries outside of the United States.

References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company. Retail sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

2. Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of DineEquity, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. For convenience, the Company refers to all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The 2011, 2010 and 2009 fiscal years presented herein ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively. The 2011 and 2010 fiscal years each contained 52 weeks and the 2009 fiscal year contained 53 weeks. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks.
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
Receivables are derived from revenues earned from franchisees and distributors located primarily in the United States. The Company is subject to a concentration of credit risk with respect to Applebee's franchisee receivables. As of December 31, 2011, Applebee's franchisees operated 1,694 Applebee's restaurants in the United States (which comprised 91% of the total Applebee's restaurants in the United States). Of those restaurants, the nine largest Applebee's franchisees owned 933 restaurants, representing 55% of all franchised Applebee's restaurants in the United States. Receivables from all Applebee's franchisees totaled $31.2 million

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

at December 31, 2011.
The Company maintains an allowance for credit losses based upon our historical experience taking into account current economic conditions.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost which approximates market value.
Restricted Assets
Restricted Cash
The Company receives funds from Applebee's franchisees pursuant to franchise agreements, usage of which is restricted to advertising activities. Restricted cash balances as of December 31, 2011 and 2010 totaled $1.2 million and $1.6 million, respectively. All of the 2011 balance was included as other current assets in the consolidated balance sheet; the 2010 balance included $0.8 million as other current assets and $0.8 million as other assets, net in the consolidated balance sheets.
Other Restricted Assets
At December 31, 2011 and 2010, restricted assets related to a captive insurance subsidiary totaled $3.6 million and were included in other assets in the consolidated balance sheets. The captive insurance subsidiary, which has not underwritten coverage since January 2006, was formed to provide insurance coverage to Applebee's and its franchisees. These restricted assets were primarily investments, use of which is restricted to the payment of insurance claims that are in run-off.
Investments
The Company's investments comprise certificates of deposit, money market funds and auction rate securities that are the restricted assets related to the captive insurance subsidiary. The Company has classified all investments as available-for-sale with any unrealized gain or loss included in Accumulated Other Comprehensive Loss. The contractual maturity of the auction rate security is 2030.
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

Category	Depreciable Life
Buildings and improvements	25 - 40 years
Leaseholds and improvements	Shorter of primary lease term or between three to 40 years
Equipment and fixtures	Two to 10 years
Properties under capital leases	Primary lease term or remaining primary lease term
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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)
Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, which include amortizable intangible and tangible assets, in accordance with U.S. GAAP. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. The Company considers factors such as the number of years the restaurant has been in operation, sales trends, cash flow trends, remaining lease life and other factors which apply on a case-by-case basis. The analysis is performed at the individual restaurant level for indicators of permanent impairment.
Recoverability of a restaurant's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, this may be an indicator of impairment. If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value. The fair value is determined in accordance with U.S. GAAP governing fair value measurements. The primary method of estimating fair value is by discounting the future cash flows based on the Company's cost of capital. A loss resulting from impairment is recognized as a charge against operations.
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
Goodwill and Intangible Assets
Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets resulting from the acquisition are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received. Identifiable intangible assets are comprised primarily of trademarks, tradenames and franchise agreements. Identifiable intangible assets with finite lives are amortized over the period of estimated benefit using the straight-line method and estimated useful lives. Goodwill and intangible assets considered to have an indefinite life are not subject to amortization. The determination of indefinite life is subject to reassessment if changes in facts and circumstances indicate the period of benefit has become finite.
Goodwill has been allocated to three reporting units, the IHOP franchised restaurants unit ("IHOP franchise unit"), Applebee's company-operated restaurants unit ("Applebee's company unit") and Applebee's franchised restaurants unit ("Applebee's franchise unit") in accordance with U.S. GAAP. The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and was allocated between the two Applebee's units. The goodwill allocated to the Applebee's company unit was fully impaired in 2008. The Company tests goodwill and other indefinite life intangible assets for impairment on an annual basis in the fourth quarter. The impairment test of goodwill of the Applebee's franchise unit is performed as of October 31 of each year. The impairment test of the goodwill of the IHOP franchise unit is performed as of December 31 of each year. In addition to the annual test of impairment, goodwill must be evaluated more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments or a significant decline in the market price of the Company's common stock.
In the process of the Company's annual impairment review of goodwill, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt. Additional assumptions are made as to proceeds to be received from future refranchising of company-operated restaurants. Step one of the impairment test compares the fair value of each of our reporting units to their carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the step one test does indicate an

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

impairment, step two must take place. Under step two, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted. The fair value of all reporting units is then compared to the current market value of the Company's common stock to determine if the fair values estimated in the impairment testing process are reasonable in light of the current market value.
There were no impairments of goodwill or intangible assets recorded in 2011 and 2010. As a result of the impairment reviews performed in 2009, an impairment of intangible assets was recorded. See Note 17, Impairment and Closure Charges.
Revenue Recognition
The Company's revenues are recorded in four categories: franchise operations, company restaurant operations, rental operations and financing operations.
The franchise operations revenue consists primarily of royalty revenues, sales of proprietary IHOP products, IHOP advertising fees and the portion of the franchise fees allocated to the Company's intellectual property. Company restaurant sales are retail sales at company-operated restaurants. Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Financing operations revenue consists of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants and a portion of franchise fees for restaurants taken back from franchisees not allocated to IHOP intellectual property.
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
The Company records a liability in the period in which a gift card is sold. As gift cards are redeemed, this liability is reduced and revenue is recognized. The Company recognizes gift card breakage income on gift cards issued by Applebee's when the assessment of the likelihood of redemption of the gift card becomes remote. This assessment is based upon Applebee's historical experience with gift card redemptions. The Company does not record breakage income on gift cards issued by IHOP because the IHOP gift card program has not been in existence as long as the Applebee's program and does not have adequate history on which to base recognition of breakage income.
Allowance for Credit Losses
The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in existing receivables; however, changes in circumstances relating to receivables may result in additional allowances in the future. The Company determines the allowance based on historical experience, current payment patterns, future obligations and the Company's assessment of the ability to pay outstanding balances. The primary indicator of credit quality is delinquency, which is considered to be a receivable balance greater than 90 days past due. The Company continually reviews the allowance for doubtful accounts. Past due balances and future obligations are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.
Leases
The Company leases the majority of all IHOP restaurants. The restaurants are subleased to IHOP franchisees or, in a few instances, are operated by the Company. The Company's IHOP leases generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options at the Company's option. In addition, the Company leases a majority of its Applebee's company-operated restaurants. Franchisees are responsible for financing their properties. The Applebee's company-operated leases generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income. Rental expense and rental income for these operating leases are recognized on the straight-line basis over the original terms of the leases. The difference between straight-line rent expense or income and actual amounts paid or received represents deferred rent and is included in the balance sheets as other assets or other liabilities, respectively.

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
The lease term used for straight-line rent expense is calculated from the date the Company obtains possession of the leased premises through the lease termination date. The Company records rent from the possession date through restaurant open date as expense. Once a restaurant opens for business, the Company records straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement. The Company uses a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of its leases as either operating or capital. For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume ("contingent rent"). Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above.
Certain lease agreements contain tenant improvement allowances, rent holidays and lease premiums, which are amortized over the shorter of the estimated useful life or lease term. For tenant improvement allowances, the Company also records a deferred rent liability or an obligation in non-current liabilities on the consolidated balance sheets and amortizes the deferred rent over the term of the lease as a reduction to company restaurant expenses in the consolidated statements of operations.
Pre-opening Expenses
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
Advertising expense reflected in the consolidated statements of operations includes local marketing advertising costs incurred by company-operated restaurants, contributions to the national advertising fund made by Applebee's and IHOP company-operated restaurants and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising are expensed either as incurred or the first time the advertising takes place. Advertising expense included in company restaurant operations and franchise operations for the years ended December 31, 2011, 2010 and 2009 was $23.3 million, $32.2 million and $36.7 million, respectively. In addition, significant advertising expenses also are incurred by franchisees through the national advertising funds and local marketing and advertising cooperatives.
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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company has, in the past, utilized derivative financial instruments to manage its exposure to interest rate risks, but is not currently a party to any derivative financial instruments. The Company does not enter into derivative financial instruments for trading purposes.
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
Stock-Based Compensation
Members of the Board of Directors and certain employees are eligible to receive stock options, restricted stock, restricted stock units and performance units pursuant to the DineEquity, Inc. 2011 Stock Incentive Plan. The Company accounts for all stock-based payments to employees and non-employee directors, including grants of stock options, restricted stock and restricted stock units to be recognized in the financial statements, based on their respective grant date fair values. The Company also reports the benefits of tax deduction in excess of recognized compensation cost as a financing cash flow.
U.S. GAAP requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which considers, among other factors, the expected life of the award and the expected volatility of the Company' stock price. Although the Black-Scholes model meets the requirements of U.S. GAAP and the Securities and Exchange Commission (the "SEC") as an option-pricing model, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those stock-based payment awards, such as continued employment or service, periodic vesting requirements and limited transferability.
Comprehensive Income (Loss)
The Company displays comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders' Equity, with additional disclosure regarding the components in the Notes to the Consolidated Financial Statements. Accumulated other comprehensive loss is primarily attributable a temporary decline in the fair value of available-for-sale securities.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share
Earnings per share is calculated using the two-step method prescribed in U.S. GAAP. Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares and potential shares of common stock outstanding during the period if their effect is dilutive. The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share calculation. Potentially dilutive common shares include the assumed exercise of stock options, assumed vesting of restricted stock units and assumed conversion of Series B Preferred Stock using the if-converted method.
Treasury Stock
The Company may from time to time utilize treasury stock when vested stock options are exercised, when restricted stock awards are granted and restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined on the first-in, first-out method.
Business Segments
The Company identifies its segments based on the organizational units used by management to monitor performance and make operating decisions. The Company's segments are as follows: franchise operations, company restaurant operations, rental operations and financing operations. Within these segments, as applicable, the Company operates two distinct restaurant concepts: Applebee's and IHOP.
Franchise Segment
As of December 31, 2011, the franchise operations segment consists of restaurants operated by Applebee's franchisees in the United States, one United States territory and 15 countries outside of the United States and restaurants operated by IHOP franchisees and area licensees in the United States, two United States territories and three countries outside of the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products (primarily IHOP pancake and waffle dry-mixes) and the portion of the franchise fees allocated to IHOP and Applebee's intellectual property. Additionally, franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, Applebee's national advertising fund activity constitutes agency transactions and therefore is not recognized as franchise revenue and expense.
Franchise operations expenses include IHOP advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.
Company Segment
As of December 31, 2011, the company restaurant operations segment consists of Applebee's company-operated restaurants, IHOP company-operated restaurants and five restaurants reacquired from franchisees and operated by IHOP on a temporary basis until refranchised. All company-operated restaurants are located in the United States.
Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other restaurant operating costs.
Rental Segment
Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The rental operations revenue and expenses are primarily generated by IHOP. Applebee's has an insignificant amount of rental activity that only relates to properties that are retained after refranchising company-operated restaurants. Rental activity occurs until such time as the properties can be disposed of by sale.
Financing Segment
Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants and a portion of franchise fees for restaurants taken back from franchisees not allocated to IHOP intellectual property. Financing expenses are primarily the cost of restaurant equipment.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain reclassifications have been made to prior year information to conform to the current year presentation. These reclassifications had no effect on the net income or financial position previously reported. The following items previously reported as “other expense, net” for the years ended December 31, 2010 and 2009 have been reclassified as follows:

	2010	2009
	(In thousands)
Total other expense, as reported	$3,590	$1,266
Reclassified to:
Rental expenses	$2,875	$2,898
Impairment and closure charges	802	528
General and administrative expenses	688	(742)
Interest expense	41	(215)
Franchise revenues	(393)	(107)
Franchise expenses	(330)	—
Financing revenues	(163)	(694)
Other line items	70	(402)
Total reclassified	$3,590	$1,266
Additionally, amounts reported as of December 31, 2010 for current restricted cash of $854,000 and non-current restricted cash of $778,000 have been reclassified to "other current assets" and "other assets, net" in the Consolidated Balance Sheets.
New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. ASU 2011-04 also provides for certain changes in current GAAP disclosure requirements. The amendments in ASU 2011-04 are to be applied prospectively, and will be effective for the Company's fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-04 is not anticipated to have a material impact on the Company's consolidated balance sheets, statements of income or statements of cash flows.

In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, which is the presentation format the Company currently uses. This update eliminates that option. ASU 2011-05 is required to be applied retrospectively, and will be effective for the Company's fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 is not anticipated to have a material impact on the Company's consolidated balance sheets, statements of income or statements of cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other - Testing Goodwill for Impairment ("ASU 2011-08"). The amendments in ASU No. 2011-08 are intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 will be effective for the Company's fiscal years beginning after December 15, 2011; earlier adoption is permitted. As the amendments

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

do not change the underlying principle that the carrying value of goodwill should not exceed its implied fair value, the adoption of ASU 2011-08 is not anticipated to have a material impact on the Company's consolidated balance sheets, statements of income or statements of cash flows.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements as a result of future adoption.

3. Receivables

	2011	2010
	(In millions)
Accounts receivable	$57.3	$55.2
Gift card receivables	37.7	25.5
Credit card receivables	3.3	5.4
Notes receivable	1.8	1.8
Financing receivables:
Equipment leases receivable	131.5	139.0
Direct financing leases receivable	100.0	104.6
Franchise fee notes receivable	4.3	6.3
Other	9.9	7.1
	345.8	344.9
Less: allowance for doubtful accounts	(3.6)	(6.2)
	342.2	338.7
Less: current portion	(115.7)	(98.8)
Long-term receivables	$226.5	$239.9
Accounts receivable primarily includes receivables due from franchisees and distributors. Gift card receivables consist primarily of amounts due from third-party vendors. Credit card receivables consist primarily of amounts due from credit card companies used by the Company to process customer transactions. Interest is not charged on gift card receivables and credit card receivables.
Financing receivables primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant then franchised the restaurant to a franchisee. IHOP provided the financing for the franchise fee, leasing of the equipment and leasing or subleasing the site. Equipment lease contracts are due in equal weekly installments, primarily bear interest averaging 9.92% and 10.13% per annum at December 31, 2011 and 2010, respectively, and are collateralized by the equipment. The term of an equipment lease contract coincides with the term of the corresponding restaurant building lease. The IHOP franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 7.4% and 7.67% per annum at December 31, 2011 and 2010, respectively, and are collateralized by the franchise. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.
The primary indicator of the credit quality of financing receivables is delinquency. As of December 31, 2011, approximately $0.3 million of financing receivables were delinquent more than 90 days.
The following table summarizes the activity in the allowance for doubtful accounts:

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3. Receivables (Continued)

Allowance for Doubtful Accounts	(In millions)
Balance at December 31, 2008	$2.9
Provision	1.7
Charge-offs	(1.3)
Recoveries	0.1
Balance at December 31, 2009	3.4
Provision	3.4
Charge-offs	(0.8)
Recoveries	0.2
Balance at December 31, 2010	6.2
Provision	0.4
Charge-offs	(3.1)
Recoveries	0.1
Balance at December 31, 2011	$3.6

As of December 31, 2011, approximately $0.2 million of the allowance for doubtful accounts related to financing receivables.

4. Assets Held For Sale
The Company classifies assets as held for sale and ceases the depreciation of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria as defined in U.S. GAAP. Reacquired franchises, property and equipment and other assets held for sale are accounted for on the specific identification basis.
Reacquired franchises
For reacquired franchises, the Company records the value of the reacquired franchise and equipment at the lower of (1) the sum of the franchise receivables and costs of reacquisition, or (2) the estimated net realizable value at the reacquisition date. Pending the sale of such franchise, the carrying value is amortized ratably over the remaining life of the asset or lease, and the estimated net realizable value is evaluated in conjunction with our impairment evaluation of long-lived assets. There were no reacquired franchises and equipment included in assets held for sale at December 31, 2011; there was $332,000 of reacquired franchises and equipment included in assets held for sale at December 31, 2010.
Property and equipment
At December 31, 2010, assets held for sale primarily consisted of assets of 36 Applebee's company-operated restaurants in the St. Louis market area of Missouri, 30 Applebee's company-operated restaurants in the Washington, D.C. area, three parcels of land on which refranchised Applebee's formerly company-operated restaurants are situated, three parcels of land previously intended for future restaurant development and one IHOP restaurant held for refranchising.
The following table summarizes the changes in the balance of assets held for sale during fiscal 2011:

(In millions)
Balance December 31, 2010	$37.9
Assets transferred to held for sale	43.3
Assets sold	(71.2)
Assets refranchised	(0.7)
Other	0.1
Balance December 31, 2011	$9.4
During the twelve months ended December 31, 2011, the Company entered into two agreements for the refranchising of Applebee's company-operated restaurants and sale of related restaurant assets. The first agreement related to 66 restaurants located in Massachusetts, New Hampshire, Maine, Rhode Island, Vermont and parts of New York and the second agreement related to 17 restaurants located in a six-state market area geographically centered around Memphis, Tennessee. The Company also entered into an agreement for the sale of the land and building of a single Applebee's company-operated restaurant. Accordingly, $43.3 million, representing the net book value of the assets related to these restaurants, was transferred to assets held for sale. One IHOP

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Assets Held For Sale (Continued)

franchise restaurant was taken back to be refranchised.
Assets sold of $71.2 million comprised: 66 Applebee's company-operated restaurants located in Massachusetts, New Hampshire, Maine, Rhode Island, Vermont and parts of New York; 36 Applebee's company-operated restaurants in the St. Louis market area; 30 Applebee's company-operated restaurants in the Washington, D.C. market; the land and building of the single Applebee's company-operated restaurant; and two parcels of land on which Applebee's franchised restaurants are situated. Additionally, the two IHOP restaurants held for sale (one held as of December 31, 2010 and one taken back during 2011) were refranchised.
The balance of assets held for sale at December 31, 2011 of $9.4 million was primarily comprised of 17 Applebee's company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee, one parcel of land on which a refranchised Applebee's formerly company-operated restaurant is situated and three parcels of land previously intended for future restaurant development. See Note 25, Subsequent Events.
All assets reported as held for sale are part of the company restaurant operations segment.

5. Property and Equipment
Property and equipment by category is as follows:

	2011	2010
	(In millions)
Land	$111.6	$136.3
Buildings and improvements	58.8	61.4
Leaseholds and improvements	409.8	506.6
Equipment and fixtures	100.4	106.2
Construction in progress	4.2	6.2
Properties under capital lease obligations	61.4	62.4
	746.2	879.1
Less accumulated depreciation and amortization	(272.0)	(266.9)
Property and equipment, net	$474.2	$612.2
The Company recorded depreciation expense on property and equipment of $37.7 million, $48.1 million and $51.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease obligations in the amount of $29.7 million and $27.4 million at December 31, 2011 and 2010, respectively.
Capitalized interest, net of amortization, is not significant at December 31, 2011 and 2010.

6. Goodwill
The significant majority of the Company's goodwill and other intangible assets arose from the November 29, 2007 acquisition of Applebee's. As of December 31, 2011 and 2010, the balance of goodwill was $697.5 million, of which $686.7 million has been allocated to the Applebee's franchise reporting unit and $10.8 million to the IHOP franchise reporting unit.
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
During fiscal 2011 and 2010, the Company made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions underlying the discounted cash flow model, and determined an interim test of goodwill was not warranted. Accordingly, the Company performed its annual test of goodwill impairment in the fourth quarter of 2011 and 2010. In the first step of each year's impairment test, the estimated fair value of both the IHOP and Applebee's

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6. Goodwill (Continued)

franchising units exceeded their respective carrying values and the Company concluded there was no impairment of goodwill.

7. Other Intangible Assets
As of December 31, 2011 and 2010, intangible assets were as follows:

	Not Subject to Amortization			Subject to Amortization
	Tradename	Liquor Licenses	Other	Franchising Rights	Recipes and Menus	Leaseholds	Total
	(In millions)
Balance, December 31, 2008	$745.9	$2.9	$—	$189.5	$13.5	$4.2	$956.0
Amortization expense	—	—	—	(10.0)	(2.3)	(1.1)	(13.4)
Impairment	(93.5)	—	—	—	—	—	(93.5)
Other	—	—	0.2	—	—	0.3	0.5
Balance, December 31, 2009	652.4	2.9	0.2	179.5	11.2	3.4	849.6
Amortization expense	—	—	—	(10.0)	(2.3)	(1.0)	(13.3)
Impairment	—	(0.3)	—	—	—	—	(0.3)
Refranchising	—	—	—	(0.2)	—	(1.2)	(1.4)
Other	—	—	0.1	—	—	1.2	1.3
Balance, December 31, 2010	652.4	2.6	0.3	169.3	8.9	2.4	835.9
Amortization expense	—	—	—	(10.0)	(2.3)	(0.6)	(12.9)
Refranchising	—	(1.1)	—	—	—	0.3	(0.8)
Other	—	—	0.2	—	—	—	0.2
Balance, December 31, 2011	$652.4	$1.5	$0.5	$159.3	$6.6	$2.1	$822.4
See Note 17, Impairment and Closure Charges, regarding the impairment of the tradename recognized in 2009.
Annual amortization expense for next five fiscal years is estimated to be approximately $11.7 million per year. The weighted average life of the intangible assets subject to amortization is 18.9 and 18.7 years at December 31, 2011 and 2010, respectively.
Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2011 and 2010 are as follows:

	December 31, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$200.4	$(41.1)	$159.3	$200.4	$(31.1)	$169.3
Recipes and menus	15.7	(9.1)	6.6	15.7	(6.8)	8.9
Leaseholds/other	4.7	(2.6)	2.1	5.6	(3.2)	2.4
Total	$220.8	$(52.8)	$168.0	$221.7	$(41.1)	$180.6

8. Debt
Debt consists of the following components:

	2011	2010
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 4.25% and 6.0% as of December 31, 2011 and 2010, respectively	$682.5	$844.0
Senior Notes due October 2018, at a fixed rate of 9.5%	765.8	825.0
Discount	(29.5)	(28.5)
Total debt	1,418.8	1,640.5
Less current maturities	(7.4)	(9.0)
Long-term debt	$1,411.4	$1,631.5

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

Long-Term Debt
In October 2010, the Company effected a series of transactions (the "October 2010 Refinancing") that culminated in the retirement of all long-term debt instruments that had been outstanding prior to the October 2010 Refinancing and the release from all obligations under the indentures under which certain of the retired instruments had been issued.
Senior Secured Credit Facility
On October 8, 2010, the Company entered into a Credit Agreement, by and among the Company, a group of lenders and other financial institutions party thereto (the "Credit Agreement"). The Credit Agreement established a senior secured credit facility (the "Credit Facility") consisting of a $900.0 million senior secured term loan facility maturing in October 2017 (the "Term Facility") and a $50.0 million senior secured revolving credit facility maturing in October 2015 (the "Revolving Facility"). The Revolving Facility provided for borrowings up to $50.0 million, with sub-limits for the issuance of letters of credit and for swing-line borrowings, and may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditure, dividends and investments. The Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the Credit facility by up to $250.0 million, provided that the aggregate amount of the commitments under the Revolving Facility may not exceed $150.0 million. See "Amendment to Credit Agreement" below.
Interest Rate
Loans made under the Term Facility and the Revolving Facility bear interest, at the Company's option, at an annual rate equal to (i) a LIBOR based rate (which was subject to a floor of 1.50%) plus a margin of 4.50% or (ii) the base rate (the "Base Rate") (which was subject to a floor of 2.50%) which will be equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the one month LIBOR rate (which was subject to a floor of 1.50%) plus 1.00%, plus a margin of 3.50%. The margin for the Revolving Facility is subject to debt leverage-based step-downs. Both the Term Facility and the Revolving Facility are subject to upfront fees of 1.00% of the principal amount thereof. See "Amendment to Credit Agreement" below.
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
Covenants/Restrictions
The Credit Agreement requires the Company to comply with certain financial covenants, including a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case, commencing with the fiscal quarter ending March 31, 2011. The Credit Agreement also includes certain negative covenants customary for transactions of this type, that restrict the ability of the Company and the Company's existing and future restricted subsidiaries to, among other things, modify material agreements and/or incur additional debt, incur liens, make certain investments and acquisitions, make fundamental changes, transfer and sell assets, pay dividends and make distributions, modify the nature of the Company's business, enter into agreements with shareholders and affiliates, enter into burdensome agreements, change the Company's fiscal year, make capital expenditures and prepay certain indebtedness, subject to certain customary exceptions, including carve-outs and baskets. See "Amendment to Credit Agreement" below.
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
Amendment to Credit Agreement
On February 25, 2011, the Company entered into Amendment No. 1 (the ''Amendment'') to the Credit Agreement. Pursuant to the Amendment, the interest rate margin applicable to LIBOR-based term loans made under the Credit Facility (“Term Loans”) was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for Term Loans was reduced from 1.50% to 1.25% for LIBOR-based Term Loans and from 2.50% to 2.25% for Base Rate-denominated Term Loans. In addition, the Amendment increased the lender commitments under the Revolving Facility from $50 million to $75 million. The Amendment also modified certain restrictive covenants of the Credit Agreement, including those relating to repurchases of other debt securities, permitted acquisitions and payments on equity.

The Company paid $12.3 million in fees and costs related to the Amendment, of which $7.4 million in fees paid to lenders was recorded as additional discount on debt and $0.8 million of costs related to the increase in the Revolving Facility was recorded as deferred financing costs. Fees paid to third parties of $4.0 million were recorded as “Debt modification costs” in the Consolidated Statement of Operations for the year ended December 31, 2011.
Effective Interest Rate
Taking into account fees and expenses associated with the Credit Agreement and the Amendment that will be amortized as additional non-cash interest expense over a seven-year period, the weighted average effective interest rate for the Credit Facility as of December 31, 2011 was 5.6%.
Borrowings Under Senior Secured Credit Facility
Concurrent with the Amendment, on February 25, 2011, the Company borrowed $742.0 million under the Term Facility ( the "New Term Loan"), retiring the amount then outstanding of the original $900.0 million borrowed under the Credit Agreement. The mandatory repayment of 1% per fiscal year is based upon the $742.0 million New Term Loan. There was $682.5 million of the New Term Loan outstanding at December 31, 2011.
During 2011, the Company borrowed a total of $40.0 million under the Revolving Facility, all of which was repaid. As of December 31, 2011, there were no amounts outstanding under the Revolving Facility; however, available borrowing capacity under the Revolving Facility is reduced by $15.7 million of letters of credit outstanding as of December 31, 2011 pursuant to sub-limits of the Credit Agreement.

9.5% Senior Notes due 2018
On October 19, 2010, the Company, issued $825.0 million aggregate principal amount of its 9.5% Senior Notes due October 30, 2018 (the "Notes") pursuant to an Indenture (the "Indenture"), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Notes are unsecured senior obligations of the Company and are jointly and severally guaranteed on a senior unsecured basis by the Guarantors under the Credit Agreement.
Interest/Effective Interest
The Notes bear interest at the rate of 9.5% per annum. Interest on the Notes is payable on April 30 and October 30 of each year, beginning on April 30, 2011. Taking into account fees and expenses associated with the Notes that will be amortized as additional non-cash interest expense over an eight-year period, the weighted average effective interest rate for the Notes as of December 31, 2011 was 10.8%.
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
Covenants/Restrictions
The Indenture limits the ability of the Company and its restricted subsidiaries to incur additional indebtedness (excluding certain indebtedness under the Credit Facility), issue certain preferred shares, pay dividends and make other equity distributions, purchase or redeem capital stock, make certain investments, create certain liens on its assets to secure certain debt, enter into certain transactions with affiliates, agree to any restrictions on the ability of the Company's restricted subsidiaries to make payments to the Company, merge or consolidate with another company, transfer and sell assets, engage in business other than certain permitted businesses and designate its subsidiaries as unrestricted subsidiaries, in each case as set forth in the Indenture. These covenants are subject to a number of important limitations, qualifications and exceptions, including that during any time that the Notes maintain investment grade ratings, certain of these covenants will not be applicable to the Notes.
The Indenture also contains customary event of default provisions including, among others, the following: default in the payment of the principal of the Notes when the same becomes due and payable; default for 30 days in the payment when due of interest on the Notes; failure to comply with certain covenants in the Indenture, in some cases without notice from the Trustee or the holders of Notes; and certain events of bankruptcy or insolvency with respect to the Company or any significant restricted subsidiary, in each case as set forth in the Indenture. In the case of an event of default, other than a bankruptcy default with respect to the Company, the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding, by written notice to the Company (and to the Trustee if the notice is given by the holders of the Notes), may, and the Trustee at the written request of the holders of at least 25% in aggregate principal amount of the Notes then outstanding shall, declare the principal of and accrued interest on the Notes to be immediately due and payable.
Registration Rights Agreement for 9.5% Senior Notes due 2018
On the Closing Date, in connection with the issuance of the Notes, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement"), by and among the Company, the Guarantors and Barclays Capital Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers of the Notes.
Pursuant to the Registration Rights Agreement, the Company and the Guarantors agreed to register with the SEC, exchange notes (the "Exchange Notes"), having substantially identical terms as the Notes, as part of an offer to exchange freely tradable Exchange Notes for the Notes. Pursuant to the Registration Rights Agreement, the Company and the Guarantors agreed to use their commercially reasonable efforts to file an exchange offer registration statement with the SEC within 210 days from October 19, 2010, and to use their commercially reasonable efforts to cause it to become or be declared effective by the SEC no later than 270 days after October 19, 2010. The Company complied with this requirement by filing a Registration Statement on Form S-4 that was declared effective by the SEC on June 14, 2011.
Deferred Financing Costs
In connection with the Credit Agreement and the issuance of the Notes, the Company recorded approximately $28.2 million of deferred financing costs. In connection with the increase to the Revolving Credit Facility the Company recorded an additional $0.8 million of deferred financing costs. These deferred financing costs are being amortized using the effective interest method over the estimated life of the related debt. Amortization of the deferred financing costs associated with the Credit Agreement and the issuance of the Notes included in interest expense for the years ended December 31, 2011 and 2010 was $2.7 million and $0.6 million, respectively. Approximately $3.1 million and $0.8 million of deferred issuance costs were included in the determination of loss on early retirement of Term Loan debt for the years ended December 31, 2011 and 2010, respectively. Approximately $21.7 million and $26.8 million of deferred financing costs was reported as Other Assets in the consolidated balance sheets as of December 31, 2011 and 2010, respectively.
Discount on Debt
The Company recorded a discount on debt from the October 2010 Refinancing of $29.6 million. In connection with the Amendment, the Company recorded an additional discount of $7.4 million. The discount on debt reflects the difference between the proceeds received from the issuance of the debt and the face amount to be repaid over the life of the debt. The discount will be amortized as additional interest expense over the weighted average estimated life of the debt under the effective interest method. For the years ended December 31, 2011 and 2010, $3.4 million and $0.6 million, respectively, of the discount was amortized as additional interest expense under the effective interest method and an additional $3.1 million and $0.5 million, respectively, was written off in connection with debt retirement and is reflected in the loss on extinguishment of debt in the consolidated statement of operations.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Debt (Continued)

Maturities of Long-term Debt
At December 31, 2011, the aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

(In millions)
2012	$7.4
2013	7.4
2014	7.4
2015	7.4
2016	7.4
Thereafter	1,381.8
$1,418.8

9. Financing Obligations
On May 19, 2008, the Company entered into a Purchase and Sale Agreement relating to the sale and leaseback of 181 parcels of real property (the "Sale-Leaseback Transaction"), each of which is improved with a restaurant operating as an Applebee's Neighborhood Grill and Bar (the "Properties"). On June 13, 2008, the closing date of the Sale-Leaseback Transaction, the Company entered into a Master Land and Building Lease ("Master Lease") for the Properties. The proceeds received from the transaction were $337.2 million. The Master Lease calls for an initial term of twenty years and four, five-year options to extend the term.
The Company has an ongoing obligation related to the Properties until such time as the lease related to each of the Properties is assigned to a qualified franchisee in a transaction meeting certain parameters set forth in the Master Lease. Due to this continuing involvement, the transaction was recorded under the financing method in accordance with U.S. GAAP. Accordingly, the value of the land, buildings and improvements will remain on the Company's books and the buildings and improvements will continue to be depreciated over their remaining useful lives. The net proceeds received have been recorded as a financing obligation. A portion of the lease payments is recorded as a decrease to the financing obligation and a portion is recognized as interest expense. In the event the lease obligation of any individual property or group of properties is assumed by a qualified franchisee the Company's continuing involvement will cease. At that time, that portion of the transaction related to that property or group of properties is expected to be recorded as a sale in accordance with U.S. GAAP and the net book value of those properties will be removed from the Company's books, along with a ratable portion of the remaining financing obligation.
As of December 31, 2011, the Company's continuing involvement with 80 of the 181 Properties ended by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the transactions related to these properties have been recorded as a sale with property and equipment and financing obligations each reduced by $149.8 million.
In July 2008, the Company entered into a sale-leaseback transaction with respect to its support center in Lenexa, Kansas. In connection with this transaction, the Company received approximately $39 million in proceeds. The initial term of the leaseback agreement is 15 years. As the Company had continuing involvement in the form of future subleasing of a substantial portion of the support center, the transaction was recorded under the financing method as described above. The Company entered into an agreement to terminate its sublease of the support center effective October 31, 2011, with no remaining continuing involvement. Accordingly, property and equipment and financing obligations were each reduced by $34.0 million.
As of December 31, 2011, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Fiscal Years	(In millions)
2012 (1)	$16.6
2013	18.4
2014	18.6
2015 (1)	20.2
2016	18.6
Thereafter	217.9
Total minimum lease payments	310.3
Less interest	(143.7)
Total financing obligations	166.6
Less current portion (2)	(3.9)
Long-term financing obligations	$162.7
___________________________________

(1)	Due to the varying closing date of the Company's fiscal year, 11 monthly payments will be made in fiscal 2012 and 13 monthly payments will be made in fiscal 2015.

(2)	Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.

10. Leases
The Company leases the majority of all IHOP restaurants. The restaurants are subleased to IHOP franchisees or in a few instances operated by the Company. These noncancelable leases and subleases consist primarily of land, buildings and improvements.
The following is the Company's net investment in direct financing lease receivables:

	December 31,
	2011	2010
	(In millions)
Total minimum rents receivable	$180.0	$198.0
Less unearned income	(80.0)	(93.4)
Net investment in direct financing lease receivables	100.0	104.6
Less current portion	(5.4)	(4.6)
Long-term direct financing lease receivables	$94.6	$100.0
Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2011, 2010 and 2009 was $13.1 million, $14.4 million and $15.6 million, respectively.
The following is the Company's net investment in equipment leases receivable:

	December 31,
	2011	2010
	(In millions)
Total minimum leases receivable	$234.2	$259.7
Less unearned income	(102.7)	(120.7)
Net investment in equipment leases receivables	131.5	139.0
Less current portion	(6.5)	(6.9)
Long-term equipment leases receivable	$125.0	$132.1
The following are minimum future lease payments on noncancelable leases as lessee at December 31, 2011:

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Leases (Continued)

	Capital Leases	Operating Leases
	(In millions)
2012	$24.7	$76.9
2013	24.8	77.7
2014	25.0	77.4
2015	24.7	78.0
2016	23.9	76.4
Thereafter	117.2	656.4
Total minimum lease payments	240.3	$1,042.8
Less interest	(96.3)
Capital lease obligations	144.0
Less current portion (1)	(9.6)
Long-term capital lease obligations	$134.4
_____________________________

(1)	Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.
The asset cost and carrying amount on company-owned property leased at December 31, 2011 was $89.8 million and $69.5 million, respectively. The asset cost and carrying amount on company-owned property leased at December 31, 2010, was $94.0 million and $75.1 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.
The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2011:

	Direct Financing Leases	Operating Leases
	(In millions)
2012	$18.1	$95.3
2013	18.2	95.7
2014	18.2	95.8
2015	18.0	96.2
2016	17.8	95.7
Thereafter	89.7	833.5
Total minimum rents receivable	$180.0	$1,312.2
The Company has noncancelable leases, expiring at various dates through 2040, which require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2011, 2010 and 2009 was $2.8 million, $3.4 million and $3.9 million, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2011, 2010 and 2009 was $81.8 million, $87.2 million and $86.6 million, respectively.

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
The Company does not have a material amount of financial instruments that are required under U.S. GAAP to be measured on a recurring basis at fair value. None of the Company's non-financial assets or non-financial liabilities is required to be measured at fair value on a recurring basis. The Company has not elected to use fair value measurement, as provided under U.S. GAAP, for any assets or liabilities for which fair value measurement is not presently required.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12. Fair Value of Financial Instruments
The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate their carrying amounts due to their short duration.
The fair values of non-current financial instruments, determined based on Level 2 inputs, are shown in the following table:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, less current maturities	$1,411.4	$1,486.2	$1,631.5	$1,721.0

13. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2011, the outstanding purchase commitments were $104.7 million, the majority of which related to advertising.
Lease Guarantees and Contingencies
In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. As of December 31, 2011 and 2010, the Company has outstanding lease guarantees or is contingently liable for approximately $349.6 million and $149.7 million, respectively. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2012 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 31, 2011.
In 2004, Applebee's arranged for a third-party financing company to provide up to $250.0 million to qualified franchisees for loans to fund development of new restaurants, subject to its approval. The Company provided a limited guarantee of 10% of certain loans advanced under this program. The Company will be released from its guarantee if certain operating results are met after the restaurant has been open for at least two years. As of December 31, 2011, there were loans outstanding under this program to four franchisees for approximately $22.9 million, net of any guarantees from which the Company was released. This program expired on October 31, 2007; however, the Company's guarantee will remain outstanding until the provisions for release have been satisfied, as defined in the related agreement.
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
Gerald Fast v. Applebee's
The Company is currently defending a collective action in United States District Court for the Western District of Missouri, Central Division filed on July 14, 2006 under the Fair Labor Standards Act, Gerald Fast v. Applebee's International, Inc., in which named plaintiffs claim that tipped workers in company restaurants perform excessive amounts of non-tipped work for which they should be compensated at the minimum wage. The court has conditionally certified a nationwide class of servers and bartenders who have worked in company-operated Applebee's restaurants since June 19, 2004. Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out.” On February 12, 2008, 5,540 opt-in forms were filed with the court.

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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

The parties stipulated to a bench trial which was set to begin on September 8, 2009 in Jefferson City, Missouri. Just prior to trial, however, the court vacated the trial setting in order to submit key legal issues to the Eighth Circuit Court of Appeals for review on interlocutory appeal. On April 21, 2011, the Eighth Circuit affirmed the trial court's denial of the Company's motion for summary judgment.  On July 6, 2011, the Eighth Circuit denied the Company's petition for rehearing.

On October 4, 2011, the Company filed a petition for certiorari asking the United States Supreme Court to review the decision of the Eighth Circuit. On January 17, 2012, the Supreme Court declined to review the case.  The bench trial is currently scheduled to begin on September 10, 2012.

The Company believes it has meritorious defenses and intends to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2011, the Company had approximately $15.7 million of unused letters of credit outstanding. These letters expire on various dates in 2012 and are automatically renewed for an additional year if no cancellation notice is submitted.

14. Consolidation of Variable Interest Entities
The Company has potential involvement with variable interest entities ("VIEs") in the form of franchise agreements between the Company and franchisees of IHOP and Applebee's restaurants. The Company concluded that both the IHOP and Applebee's franchisees have key decision-making abilities which enable them to have a significant impact on the success and the fair value of their respective franchises and, therefore, that the franchise agreements are not VIEs.
The Company also assessed whether Centralized Supply Chain Services, LLC ("CSCS"), a purchasing co-operative formed in February 2009 by the Company and owners of Applebee's and IHOP franchise restaurants to manage procurement activities for the Applebee's and IHOP restaurants choosing to join CSCS, was a VIE and whether the Company was the primary beneficiary. The Company does not have voting control of CSCS. Under the terms of the membership agreements, each member restaurant belonging to CSCS has equal and identical voting rights, ownership rights and obligations. Accordingly, the Company is not considered to be the primary beneficiary of the VIE and therefore does not consolidate the results of CSCS. There have been no changes in the significant facts and circumstances related to the Company's involvement with CSCS during the year ended December 31, 2011.
CSCS does not purchase items on behalf of member restaurants; rather, it facilitates purchasing agreements and distribution arrangements between suppliers and member restaurants. Because of this, CSCS acquires a minimal amount of assets and incurs a minimal amount of liabilities. Each member restaurant is responsible for only the goods and services it chooses to purchase and bears no responsibility or risk of loss for goods and services purchased by other member restaurants. Based on these facts, the Company believes the maximum estimated loss related to its membership in the CSCS is insignificant. The Company is not obligated to provide any support to the Co-op under any express or implied agreement.

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
In the fourth quarter of 2010, the Company redeemed all 190,000 shares of the Series A Perpetual Preferred Stock for $199.0 million, including a redemption premium of $7.6 million and $1.4 million of dividends accrued through the date of redemption. In accordance with U.S. GAAP, the redemption premium has been included as part of dividends paid on Series A Perpetual Preferred Stock for the year ended December 31, 2010.
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
Each share of Series B Convertible Preferred Stock has an initial stated value of $1,000, that increases at the rate of 6.0% per annum, compounded quarterly, commencing on the issue date of such share of Series B Convertible Preferred Stock to and including the earlier of (i) the date of liquidation, dissolution or winding up or the redemption of such share, or (ii) the date such share is converted into the Company's common stock. The stated value of a share as so accreted as of any date is referred to as the accreted value of the share as of that date. Shares of Series B Convertible Preferred Stock may be redeemed by the Company, in whole or in part at the Company's option, on or after the fourth anniversary of the issue date, at a redemption price equal to the accreted value as of the applicable redemption date, subject to the terms set forth in the Certificate of Designations for the Series B Convertible Preferred Stock ("the "Series B Certificate of Designations"). The Series B Convertible Preferred Stock entitles the

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

15. Preferred Stock and Stockholders' Equity (Continued)

holders thereof to receive certain dividends and distributions to the extent that any dividends or distributions paid on the Company's common stock exceed the annual accretion on the Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock are entitled to vote on all matters (including the election of directors) submitted to the holders of the Company's common stock, as a single class with the holders of the Company's common stock, with each share of Series B Convertible Preferred Stock having one vote per share of the Company's common stock then issuable upon conversion of such share of Series B Convertible Preferred Stock. As of December 31, 2011 and 2010, the aggregate accretion for the Series B Convertible Preferred Stock was $9.6 million and $7.1 million, respectively.
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
Share Repurchase Program
In August 2011, the Board of Directors approved the repurchase of up to $45 million of the Company's common stock. Under the program, the Company may repurchase shares on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements, and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of December 31, 2011, the Company has repurchased 534,101 shares of stock for $21.2 million, an average price of $39.64 per share, under the currently authorized repurchase program.
Dividends
There were no dividends declared or paid on common shares in 2011, 2010 or 2009. Under current debt agreements, the Company is restricted from paying dividends on common stock until certain financial ratios are achieved. Those ratios have not been achieved as of December 31, 2011. At such time as those financial ratios are achieved, dividend payments on common stock may be resumed at the discretion of the Board of Directors after consideration of the Company's earnings, financial condition, cash requirements, future prospects and other factors.

16. Other Comprehensive Income (Loss)
The components of comprehensive income (loss), net of taxes, are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net income (loss)	$75.2	$(2.8)	$31.4
Other comprehensive income (net of tax):
Interest rate swap	—	20.5	8.5
Temporary decline in available-for-sale securities	—	—	0.1
Total comprehensive income	$75.2	$17.7	$40.0
The amount of income tax benefit allocated to the interest rate swap was $9.5 million and $5.4 million for the years ended December 31, 2010 and 2009, respectively.
The accumulated comprehensive loss as of December 31, 2011 and 2010 is comprised primarily of $0.3 million (net of tax) related to a temporary decline in available-for-sale securities.

17. Impairments and Closure Charges
Impairment and closure charges for the years ended December 31, 2011, 2010 and 2009 were as follows:

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

17. Impairments and Closure Charges (Continued)

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Lenexa lease termination	$23.0	$—	$—
Long-lived tangible asset impairment	4.9	1.5	10.4
Other closure charges	2.0	2.8	1.7
Tradename impairment	—	—	93.5
Total impairment and closure charges	$29.9	$4.3	$105.6
Lenexa Lease Termination
In April 2011, the Company entered into a sublease termination agreement related to the Company’s sublease of the commercial space occupied by the Applebee’s Restaurant Support Center in Lenexa, Kansas. The Company recognized a charge of $23.0 million for the termination fee and other closing costs, of which $21.3 million was paid as of December 31, 2011.
Long-lived Tangible Asset Impairment
Long-lived tangible asset impairment charges for the year ended December 31, 2011 were primarily related to termination of the Company's sublease of the commercial space occupied by the Applebee’s Restaurant Support Center. The Company recognized a $4.5 million impairment charge related to the furniture, fixtures and leasehold improvements at that facility. The Company evaluated the causal factors of all impairments of long-lived assets as they were recorded during 2011 and concluded they were based on factors specific to each asset and not potential indicators of an impairment of other long-lived assets.
For the year ended December 31, 2010, the Company recognized impairments of long-lived tangible assets of $1.5 million. In 2010, the Company sold 63 company-operated Applebee's restaurants located in Minnesota and Wisconsin. The Company had fee ownership of the properties on which three of the restaurants were located. The Company's strategy does not contemplate retaining such properties as a lessor on a long-term basis. The properties were transferred to assets held for sale and an impairment of $0.7 million was recorded based on the estimated sales price. The Company also placed a single restaurant and the land on which it is situated up for sale. In accordance with criteria in U.S. GAAP, the Company transferred the fair value of the assets related to this restaurant, as determined by the estimated sales price, to assets held for sale and an impairment of $0.5 million was recognized. The Company evaluated the causal factors of all impairments of long-lived assets as they were recorded during 2010 and concluded they were based on factors specific to each asset and not potential indicators of an impairment of other long-lived assets.
For the year ended December 31, 2009, the Company recognized impairments of long-lived tangible assets of $10.4 million. The impaired assets comprised three IHOP company-operated restaurants, various assets related to one IHOP franchise restaurant taken back by the Company, one Applebee's company-operated restaurant, a write-down to the estimated sales value, based on a current letter of intent, of one Applebee's restaurant that had been closed in a prior period and was included in assets held for sale and four parcels of Applebee's real estate. The Company had fee ownership of the properties on which four Applebee's company-operated restaurants were located. These restaurants were franchised in the fourth quarter of 2008 but the Company retained ownership of the land and continued to lease the property to the franchisee. The Company's strategy does not contemplate retaining such properties as a lessor on a long-term basis. The properties were written down to the estimated fair value that will be received upon sale. The Company evaluated the causal factors of all impairments of long-lived assets as they were recorded during 2009 and concluded they were based on factors specific to each asset and not potential indicators of an impairment of other long-lived assets.
Other Closure Charges
Other closure charges for the year ended December 31, 2011 primarily related to adjustments to the estimated reserve for previously closed surplus IHOP properties. Other closure charges for the year ended December 31, 2010 related primarily to two "IHOP Cafe" company-operated restaurants (a non-traditional restaurant test format that was evaluated but will no longer be utilized) and to the closure of an Applebee's company-operated restaurant in China. Other closure charges for the year ended December 31, 2009 related to two IHOP franchise restaurants that were taken back by the Company.
Tradename Impairment
In accordance with U.S. GAAP, indefinite-lived intangible assets must be evaluated for impairment, at a minimum, on an annual basis, and more frequently if we believe indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

17. Impairments and Closure Charges (Continued)

personnel, adverse legal or regulatory developments, or a significant decline in the market price of our common stock. In performing the impairment review of the tradename intangible asset, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream. During the course of fiscal 2011, 2010 and 2009, the Company made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions noted above. As a result of these assessments, we determined an interim test of indefinite-lived intangibles was not necessary in either 2011, 2010 or 2009.
During the fourth quarter of 2011 and 2010, the Company performed the annual test of impairment for indefinite-lived intangibles, primarily the Applebee's tradename assigned in the purchase price allocation. The Company determined the estimated fair value of our indefinite-lived intangible assets exceeded the carrying values and in the absence of indicators of impairment we concluded no impairment was necessary. During the fourth quarter of 2009, the Company performed the annual test of impairment of indefinite-lived intangibles. The Company revised downwards the same-restaurant sales change assumption in its previous five-year forecast. The Company also revised downward the assumed discount rate. As the result of the revised assumptions, the estimated fair value of the tradename was less than the carrying value and an impairment of $93.5 million was recognized.

18. Stock-Based Incentive Plans
General Description
From time to time, the Company has granted nonqualified stock options, restricted stock awards, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and non-employee directors of the Company. Currently, the Company is authorized to grant stock options, stock appreciation rights, restricted stock awards, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and non-employee directors under the DineEquity, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan was approved by stockholders on May 17, 2011 and permits the issuance of up to 1,500,000 shares of the Company’s common stock for incentive stock awards. The 2011 Plan will expire in May 2021.
The IHOP Corp. 2001 Stock Incentive Plan (the "2001 Plan") was adopted in 2001 and amended and restated in 2005 and 2008 to authorize the issuance of up to 4,200,000 shares of common stock. The 2001 Plan has expired.
The Stock Option Plan for Non-Employee Directors (the "Directors Plan") was adopted in 1994 and amended and restated in 1999 to authorize the issuance of up to 400,000 shares of common stock pursuant to options to non-employee directors. The Directors Plan has expired but there are options issued under the Directors Plan outstanding as of December 31, 2011.
The 2005 Stock Incentive Plan for Non-Employee Directors (the "2005 Plan," the 2001 Plan and the Directors Plan, the "Plans") was adopted in 2005 to authorize the issuance of up to 200,000 shares of common stock to non-employee members of the Company's Board of Directors. Awards may be made in common stock, in options to purchase common stock, or in shares of Restricted Stock, or any combination thereof.
Stock-Based Compensation Expense
From time to time, the Company has granted stock options and restricted stock to officers, directors and employees of the Company under the Plans. The stock options generally vest ratably over a three-year period in one-third increments and have a maturity of ten years from the issuance date. Options vest immediately upon a change in control of the Company, as defined in the Plans. Option exercise prices equal the closing price on the New York Stock Exchange of the Company's common stock on the date of grant. Restricted stock and restricted stock units are issued at no cost to the holder and vest over terms determined by the Compensation Committee of the Company's Board of Directors, generally three years following the date of grant or immediately upon a change in control of the Company, as defined in the Plans. The Company generally issues new shares from its authorized but unissued share pool or utilizes treasury stock when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting.
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Stock-Based Incentive Plans (Continued)

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Total stock-based compensation:
Pre-tax compensation expense	$10.6	$15.2	$10.7
Book tax benefit	(4.2)	(6.0)	(4.2)
Total stock-based compensation expense, net of tax	$6.4	$9.2	$6.5
As of December 31, 2011, total unrecognized compensation cost (including forfeitures) related to restricted stock and restricted stock units of $7.5 million and $7.6 million related to stock options is expected to be recognized over a weighted average period of approximately 1.43 years for restricted stock and restricted stock units and 1.23 years for stock options.
Stock Options
Stock option activity for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

Shares Under Stock Option	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	933,939	$36.37
Granted	1,016,750	8.22
Exercised	(15,500)	20.87
Forfeited	(222,923)	20.35
Expired	(53,166)	40.07
Outstanding at December 31, 2009	1,659,100	21.30
Granted	415,804	31.26
Exercised	(475,705)	16.75
Forfeited	(50,222)	25.84
Expired	(25,267)	44.93
Outstanding at December 31, 2010	1,523,710	24.90
Granted	233,449	53.04
Exercised	(393,075)	17.11
Forfeited	(42,593)	27.89
Expired	(2,851)	47.08
Outstanding at December 31, 2011	1,318,640	$32.06	6.74	$17,110,000
Vested and Expected to Vest at December 31, 2011	1,143,491	$32.75	6.53	$13,980,000
Exercisable at December 31, 2011	620,687	$34.21	5.07	$5,980,000
The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $14.6 million, $12.0 million and $0.1 million, respectively.
Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2011, 2010 and 2009 was $6.7 million, $8.0 million and $0.3 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $6.0 million, $2.7 million and $0.5 million, respectively, for the years ended December 31, 2011, 2010 and 2009.
Fair Value of Stock Options
The per share fair values of the stock options granted have been estimated as of the date of grant or assumption using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company's stock price. The Black-Scholes model meets the requirements of U.S. GAAP but the fair values generated by the model may not be indicative of the actual fair values of the Company's stock-based awards. The following table summarizes the assumptions used to value options granted in the respective periods:

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Stock-Based Incentive Plans (Continued)

	2011	2010	2009
Risk free interest rate	1.8%	2.2%	2.0%
Weighted average historical volatility	79.1%	80.4%	72.3%
Dividend yield	—%	—%	—%
Expected years until exercise	4.6	4.8	5.0
Forfeitures	11.0%	11.0%	11.0%

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Stock-Based Incentive Plans (Continued)

Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity for the years ended December 31, 2011, 2010 and 2009 is set forth below:

	Number of Shares	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2008	671,480	$45.07	—	—
Granted	241,125	10.92	—	—
Released	(139,649)	51.40	—	—
Forfeited	(122,633)	34.23	—	—
Outstanding at December 31, 2009	650,323	33.09	—	—
Granted	209,505	30.52	20,000	$29.32
Released	(159,893)	48.18	(2,000)	29.32
Forfeited	(33,691)	34.16	—	—
Outstanding at December 31, 2010	666,244	28.62	18,000	29.32
Granted	164,632	53.03	—	—
Released	(287,735)	37.82	—	—
Forfeited	(56,608)	31.56	—	—
Outstanding at December 31, 2011	486,533	31.08	18,000	29.32
During the years ended December 31, 2011 and 2010, the Company issued 15,957 and 29,000 shares, respectively, of cash-settled restricted stock units to members of the Board of Directors, of which 41,957 shares are outstanding at December 31, 2011. As these instruments can only be settled in cash they are recorded as liabilities based on the closing price of the Company's common stock of $42.21 as of December 31, 2011. For the years ended December 31, 2011 and 2010, $0.5 million and $1.2 million, respectively, was included as stock-based compensation expense related to these cash-settled restricted stock units.

19. Employee Benefit Plans
401(k) Savings and Investment Plan
Effective January 1, 2009, the Company amended the DineEquity, Inc. 401(k) Plan to (i) include salaried and hourly employees of Applebee's, and (ii) modify the Company matching formula. As amended, the Company matches 100% of the first three percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. DineEquity common stock is not an investment option for employees in the 401(k) plan, other than shares transferred from a prior employee stock ownership plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's contribution was $2.4 million, $3.0 million and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

20. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Provision (benefit) for income taxes:
Current
Federal	$13.2	$6.2	$28.8
State and foreign	2.8	(0.6)	4.2
	16.0	5.6	33.0
Deferred
Federal	11.4	(12.8)	(21.4)
State	2.4	(2.1)	(6.4)
	13.8	(14.9)	(27.8)
Provision (benefit) for income taxes	$29.8	$(9.3)	$5.2

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

20. Income Taxes (Continued)

The provision (benefit) for income taxes differs from the expected federal income tax rates as follows:

	2011	2010	2009
Statutory federal income tax rate	35.0%	(35.0)%	35.0%
State and other taxes, net of federal tax benefit	3.7	(0.4)	5.8
Change in unrecognized tax benefits	(4.0)	(28.1)	(9.7)
Change in valuation allowance	1.7	(1.5)	7.5
State adjustments including audits and settlements	0.2	(0.6)	4.5
Compensation related tax credits, net of deduction offsets	(4.9)	(46.0)	(14.9)
Changes in tax rates and state tax laws	(3.9)	—	(6.5)
Kansas High Performance Incentive Program credits	0.5	—	(7.3)
Goodwill intangibles adjustment	—	27.0	—
Non-deductible preferred stock issuance costs	—	8.5	—
Other	0.1	(0.8)	(0.3)
Effective tax rate	28.4%	(76.9)%	14.1%
Net deferred tax assets (liabilities) consisted of the following components:

	2011	2010
	(In millions)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$4.9	$4.9
Differences in acquisition financing costs	1.9	1.9
Employee compensation	14.2	17.1
Deferred gain on sale of assets	2.0	2.0
Book/tax difference in revenue recognition	18.1	16.6
Michigan business tax	—	9.5
Kansas High Performance Incentive Program credits	—	3.2
Other	35.9	37.6
Deferred tax assets	77.0	92.8
Valuation allowance	(2.9)	(9.6)
Total deferred tax assets after valuation allowance	74.1	83.2
Differences between financial and tax accounting in the recognition of franchise and equipment sales	(59.4)	(63.4)
Differences in capitalization and depreciation (1)	(322.2)	(325.6)
Differences in acquisition financing costs	(9.3)	(0.5)
Book/tax difference in revenue recognition	(19.8)	(22.6)
Differences between book and tax basis of property and equipment	(9.8)	(8.9)
Other	(16.8)	(13.6)
Deferred tax liabilities	(437.3)	(434.6)
Net deferred tax (liabilities)	$(363.2)	$(351.4)
Net deferred tax asset (liability)—current	$21.0	$27.0
Valuation allowance—current	(0.4)	(2.7)
Net deferred tax asset (liability)—current	20.6	24.3
Net deferred tax asset (liability)—non current	(381.3)	(368.8)
Valuation allowance—non current	(2.5)	(6.9)
Net deferred tax asset (liability)—non current	(383.8)	(375.7)
Net deferred tax (liabilities)	$(363.2)	$(351.4)
_____________________________________

(1)	Primarily related to the Applebee's acquisition.
The Company and its subsidiaries file federal income tax returns and income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2007. Applebee's is currently under audit by the United States Internal Revenue Service for the period ended November 29, 2007. The Internal Revenue Service commenced examination of the Company's U.S. federal income

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

20. Income Taxes (Continued)

tax return for the tax years 2008 to 2010 in the first quarter of 2012. The examination is anticipated to be completed by the first quarter of 2013.
At December 31, 2011, the Company had a liability for unrecognized tax benefit including potential interest and penalties, net of related tax benefit, totaling $8.9 million, of which approximately $2.0 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when a cash settlement with a taxing authority will occur.
The total unrecognized tax benefit as of December 31, 2011 and 2010 was $8.2 million and $12.8 million, respectively, excluding interest, penalties and related income tax benefits. The decrease of $4.6 million is primarily related to settlements with taxing authorities resulting in a decrease in unrecognized tax benefits related to prior year positions. The entire $8.2 million will be included in the Company's effective income tax rate if recognized.
The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $2.8 million related to settlements with taxing authorities and the lapse of the statute of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Unrecognized tax benefit as of December 31, 2009	$11.0
Change as a result of prior year tax positions	7.7
Change as a result of current year tax positions	—
Decreases relating to settlements with taxing authorities	(5.6)
Decreases as a result of a lapse of the statute of limitations	(0.3)
Unrecognized tax benefit as of December 31, 2010	12.8
Change as a result of prior year tax positions	(3.3)
Change as a result of current year tax positions	—
Decreases relating to settlements with taxing authorities	(0.8)
Decreases as a result of a lapse of the statute of limitations	(0.5)
Unrecognized tax benefit as of December 31, 2011	$8.2
As of December 31, 2011, the accrued interest and penalties were $3.0 million and $0.3 million, respectively, excluding any related income tax benefits. As of December 31, 2010, the accrued interest and penalties were $8.9 million and $0.5 million, respectively, excluding any related income tax benefits. The decrease of $5.9 million of accrued interest is primarily related to the release of liabilities for unrecognized tax benefits surrounding gift card income deferral as a result of the issuance of new guidance by the U.S. Internal Revenue Service, partially offset by the accrual of interest on the remaining liability for unrecognized tax benefits during the twelve months ended December 31, 2011. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Operations.
The Company has various state net operating loss carryovers representing $3.4 million of state taxes. The net operating loss carryovers will expire, if unused, during the period from 2012 through 2030.
For the years ended December 31, 2011 and 2010, the Company had a total valuation allowance in the amounts of $2.9 million and $9.6 million, respectively. Of the total $2.9 million in 2011, $1.2 million is related to the Massachusetts enacted legislation requiring unitary businesses to file combined reports and $1.7 million is related to various state net operating loss carryovers for DineEquity, Inc. and International House of Pancakes, LLC and Subsidiaries.

21. Net Income (Loss) Per Share
The computation of the Company's basic and diluted net income (loss) per share is as follows:

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

21. Net Income (Loss) Per Share (Continued)

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Numerator for basic and diluted income (loss) per common share:
Net income (loss)	$75,192	$(2,788)	$31,409
Less: Series A preferred stock dividends	—	(25,927)	(19,531)
Less: Accretion of Series B preferred stock	(2,573)	(2,432)	(2,291)
Less: Net (income) loss allocated to unvested participating restricted stock	(1,886)	1,173	(351)
Net income (loss) available to common stockholders - basic	70,733	(29,974)	9,236
Effect of unvested participating restricted stock	34	—	—
Effect of dilutive securities:
Convertible Series B preferred stock	—	—	—
Numerator - net income available to common shareholders - diluted	$70,767	$(29,974)	$9,236
Denominator:
Weighted average outstanding shares of common stock - basic	17,846	17,240	16,917
Effect of dilutive securities:
Stock options	339	—	—
Convertible Series B preferred stock	—	—	—
Weighted average outstanding shares of common stock - diluted	18,185	17,240	16,917
Net income (loss) per common share:
Basic	$3.96	$(1.74)	$0.55
Diluted	$3.89	$(1.74)	$0.55
For the years ended December 31, 2010 and 2009, diluted loss per common share is computed using the basic weighted average number of common shares outstanding during the period, as the 992,600 and 848,000 shares, respectively, from common stock equivalents would have been antidilutive.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

22. Segment Reporting
Information on segments and a reconciliation to income (loss) before income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Revenues
Franchise operations	$398.5	$377.1	$373.0
Company restaurants	531.0	815.6	890.0
Rental operations	126.0	124.5	133.9
Financing operations	19.7	16.4	17.9
Total	$1,075.2	$1,333.6	$1,414.8
Income (loss) before income taxes
Franchise operations	$293.5	$273.6	$270.0
Company restaurants	72.6	116.2	123.5
Rental operations	27.8	25.5	36.6
Financing operations	13.7	14.5	17.5
Corporate	(302.6)	(441.9)	(411.0)
Income (loss) before income taxes	$105.0	$(12.1)	$36.6
Interest Expense
Company restaurants	$0.5	$0.8	$0.9
Rental operations	18.0	18.9	20.1
Corporate	132.7	171.5	186.3
Total	$151.2	$191.2	$207.3
Depreciation and amortization
Franchise operations	$9.9	$10.0	$10.0
Company restaurants	16.6	27.1	30.1
Rental operations	14.0	13.9	14.5
Corporate	9.7	10.4	10.8
Total	$50.2	$61.4	$65.4
Impairment and closure charges
Franchise operations	$—	$—	$74.7
Company restaurants	2.4	4.3	30.9
Corporate	27.5	—	—
Total	$29.9	$4.3	$105.6
Capital Expenditures
Franchise operations	$—	$—	$0.4
Company restaurants	15.5	9.5	5.8
Corporate	10.8	9.2	9.2
Total	$26.3	$18.7	$15.4
Goodwill (all franchise segment)	$697.5	$697.5	$697.5
Total Assets
Franchise operations	$1,472.3	$1,472.2	$1,478.7
Company restaurants	423.1	513.7	647.5
Rental operations	407.9	425.8	433.0
Financing operations	136.4	146.8	182.1
Corporate	174.6	298.1	359.6
Total	$2,614.3	$2,856.6	$3,100.9

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
Each guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The Term Loans under the Credit Facility are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Balance Sheet
December 31, 2011
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$9.9	$50.4	$0.4	$—	$60.7
Receivables, net	0.6	121.0	0.1	(6.0)	115.7
Inventories	—	12.0	—	—	12.0
Prepaid expenses and other current assets	85.3	44.6	—	(71.3)	58.6
Deferred income taxes	1.5	19.0	0.1	—	20.6
Assets held for sale	—	7.3	2.1	—	9.4
Intercompany	(300.2)	294.5	5.7	—	—
Total current assets	(202.9)	548.8	8.4	(77.3)	276.9
Long-term receivables	—	226.5	—	—	226.5
Property and equipment, net	24.6	449.5	—	—	474.2
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	822.4	—	—	822.4
Other assets, net	23.2	93.5	0.1	—	116.8
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,542.5	$2,838.2	$8.5	$(1,774.9)	$2,614.3
Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$13.4	$—	$—	$(6.0)	$7.4
Accounts payable	2.8	26.2	—	—	29.0
Accrued employee compensation and benefits	6.7	19.5	—	—	26.2
Gift card liability	—	147.0	—	—	147.0
Other accrued expenses	(61.6)	180.6	0.4	(71.3)	48.1
Total current liabilities	(38.7)	373.3	0.4	(77.3)	257.6
Long-term debt	1,411.4	—	—	—	1,411.4
Financing obligations	—	162.7	—	—	162.7
Capital lease obligations	—	134.4	—	—	134.4
Deferred income taxes	8.9	375.3	(0.4)	—	383.8
Other liabilities	5.4	102.6	1.1	—	109.1
Total liabilities	1,387.0	1,148.3	1.1	(77.3)	2,459.1
Total stockholders' equity	155.5	1,689.9	7.4	(1,697.6)	155.2
Total liabilities and stockholders' equity	$1,542.5	$2,838.2	$8.5	$(1,774.9)	$2,614.3

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Balance Sheet
December 31, 2010
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$23.4	$77.3	$1.6	$—	$102.3
Receivables, net	—	98.7	—	—	98.8
Inventories	—	10.7	—	—	10.8
Prepaid expenses and other current assets	2.7	74.7	—	(0.3)	77.0
Deferred income taxes	1.1	17.9	5.3	—	24.3
Assets held for sale	—	35.7	2.3	—	37.9
Intercompany	(46.0)	46.0	—	—	—
Total current assets	(18.8)	361.0	9.2	(0.3)	351.1
Long-term receivables	—	240.0	—	—	239.9
Property and equipment, net	16.5	595.7	—	—	612.2
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	835.8	0.1	—	835.9
Other assets, net	28.3	90.1	0.2	1.3	120.1
Investment in subsidiaries	1,683.3	—	—	(1,683.3)	—
Total assets	$1,709.3	$2,820.1	$9.5	$(1,682.3)	$2,856.6
Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$9.0	$—	$—	$—	$9.0
Accounts payable	3.7	29.1	—	—	32.7
Accrued employee compensation and benefits	9.3	23.4	0.1	—	32.8
Gift card liability	—	125.0	—	—	125.0
Other accrued expenses	(26.0)	90.8	1.0	(0.3)	65.5
Total current liabilities	(4.0)	268.3	1.1	(0.3)	265.1
Long-term debt	1,631.5	—	—	—	1,631.5
Financing obligations	—	237.8	—	—	237.8
Capital lease obligations	—	144.0	—	—	144.0
Deferred income taxes	(5.6)	380.0	—	1.3	375.7
Other liabilities	3.5	114.4	1.0	—	119.0
Total liabilities	1,625.4	1,144.5	2.1	1.0	2,773.1
Total stockholders' equity	83.9	1,675.6	7.4	(1,683.3)	83.6
Total liabilities and stockholders' equity	$1,709.3	$2,820.1	$9.5	$(1,682.3)	$2,856.6

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$2.5	$395.0	$1.0	$—	$398.5
Restaurant sales	—	529.7	1.3	—	531.0
Rental revenues	—	125.9	0.1	—	126.0
Financing revenues	—	19.7	—	—	19.7
Total revenue	2.5	1,070.3	2.4	—	1,075.2
Franchise expenses	2.1	102.8	0.1	—	105.0
Restaurant expenses	—	457.6	0.8	—	458.4
Rental expenses	—	98.1	0.1	—	98.2
Financing expenses	—	6.0	—	—	6.0
General and administrative	28.3	125.3	2.2	—	155.8
Interest expense	117.2	15.5	—	—	132.7
Impairment and closure charges	—	29.5	0.4	—	29.9
Amortization of intangible assets	—	12.3	—	—	12.3
Loss on extinguishment of debt	11.2	—	—	—	11.2
Gain on disposition of assets	—	(43.3)	—	—	(43.3)
Other (income) expense	(150.6)	21.2	(1.7)	135.1	4.0
Income (loss) before income taxes	(5.7)	245.3	0.5	(135.1)	105.0
Benefit (provision) for income taxes	61.3	(90.9)	(0.2)	—	(29.8)
Net income (loss)	$55.6	$154.4	$0.3	$(135.1)	$75.2

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$—	$376.8	$0.7	$(0.4)	$377.1
Restaurant sales	—	813.6	2.0	—	815.6
Rental revenues	—	124.3	0.2	—	124.5
Financing revenues	—	16.4	—	—	16.4
Total revenue	—	1,331.1	2.9	(0.4)	1,333.6
Franchise expenses	—	103.5	—	—	103.5
Restaurant expenses	—	698.0	1.3	—	699.3
Rental expenses	—	98.9	0.1	—	99.0
Financing expenses	—	2.0	—	—	2.0
General and administrative	27.4	130.7	2.2	—	160.3
Interest expense	27.8	143.8	—	—	171.5
Impairment and closure charges	—	3.1	1.2	—	4.3
Amortization of intangible assets	—	12.3	—	—	12.3
Gain on extinguishment of debt	4.4	102.6	—	—	107.0
Loss (gain) on disposition of assets	—	(13.9)	0.3	—	(13.6)
Other (income) expense	0.3	(75.1)	0.1	74.7	—
Intercompany dividend	(409.3)	—	—	409.3	—
Income (loss) before income taxes	349.4	125.2	(2.3)	(484.4)	(12.1)
Benefit (provision) for income taxes	22.6	(17.3)	4.0	—	9.3
Net income (loss)	$372.0	$107.9	$1.7	$(484.4)	$(2.8)

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$—	$372.6	$0.6	$(0.2)	$373.0
Restaurant sales	—	885.1	4.9	—	890.0
Rental revenues	—	133.8	0.1	—	133.9
Financing revenues	—	17.9	—	—	17.9
Total revenue	—	1,409.4	5.6	(0.2)	1,414.8
Franchise expenses	—	102.2	0.1	—	102.2
Restaurant expenses	—	759.5	7.0	—	766.5
Rental expenses	—	100.1	0.1	—	100.2
Financing expenses	—	0.4	—	—	0.4
General and administrative	25.6	129.5	2.6	—	157.7
Interest expense	—	186.3	—	—	186.3
Impairment and closure charges	—	105.0	0.6	—	105.6
Amortization of intangible assets	—	12.3	—	—	12.3
Gain on extinguishment of debt	—	(45.7)	—	—	(45.7)
Loss (gain) on disposition of assets	—	(7.3)	(0.1)	—	(7.4)
Other (income) expense	(1.0)	(63.6)	(3.4)	68.0	—
Intercompany dividend	(69.6)	—	—	69.6	—
Income (loss) before taxes	45.0	130.7	(1.3)	(137.8)	36.6
Benefit (provision) for income taxes	9.3	(14.9)	0.4	—	(5.2)
Net income (loss)	$54.3	$115.8	$(0.9)	$(137.8)	$31.4

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(139.4)	$261.4	$(0.3)	—	$121.7
Investing cash flows
Additions to property and equipment	(6.7)	(19.6)	—	—	(26.3)
Principal receipts from long-term receivables	—	13.1	—	—	13.1
Proceeds from sale of assets	—	115.6	—	—	115.6
Other	—	(0.7)	—	—	(0.8)
Cash flows provided by (used in) investing activities	(6.7)	108.4	—	—	101.7
Financing cash flows
Issuance of debt	40.0		—	—	40.0
Payment of debt	(265.7)	(13.4)	—	—	(279.1)
Payment of debt issuance costs	(12.3)		—	—	(12.3)
Purchase of DineEquity common stock	(21.2)			—	(21.2)
Restricted cash	—	0.5	—	—	0.5
Other	6.2	0.9	—	—	7.1
Intercompany transfers	385.6	(384.7)	(0.9)	—	—
Cash flows provided by (used in) financing activities	132.6	(396.7)	(0.9)	—	(265.0)
Net change	(13.5)	(26.9)	(1.2)	—	(41.6)
Beginning cash and equivalents	23.4	77.3	1.6	—	102.3
Ending cash and equivalents	$9.9	$50.4	$0.4	—	$60.7

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$21.0	$159.8	$(1.5)	—	$179.3
Investing cash flows
Additions to property and equipment	(8.5)	(10.2)	—	—	(18.7)
Principal receipts from long-term receivables	3.0	16.5	—	—	19.4
Proceeds from sale of assets	—	48.9	2.7	—	51.6
Other	—	1.1	—	—	1.1
Cash flows provided by (used in) investing activities	(5.5)	56.3	2.7	—	53.5
Financing cash flows
Issuance of debt	1,725.0	—	—	—	1,725.0
Payment of debt	(56.0)	(1,738.1)	—	—	(1,794.1)
Payment of debt issuance costs	(57.6)	—	—	—	(57.6)
Redemption of Series A preferred stock	(190.0)	—	—	—	(190.0)
Dividends	(26.1)	—	—	—	(26.1)
Restricted cash	—	119.1	—	—	119.1
Other	9.8	1.1	—	—	10.9
Intercompany transfers	(1,397.2)	1,398.2	(1.0)	—	—
Cash flows provided by (used in) financing activities	7.9	(219.7)	(1.0)	—	(212.8)
Net change	23.4	(3.6)	0.2	—	20.0
Beginning cash and equivalents	—	80.9	1.4	—	82.3
Ending cash and equivalents	$23.4	$77.3	$1.6	—	$102.3

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

23. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009
(in millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$13.5	$151.2	$(6.9)	—	$157.8
Investing cash flows
Additions to property and equipment	(9.8)	(5.5)	—	—	(15.4)
Principal receipts from long-term receivables	1.0	16.6	—	—	17.6
Proceeds from sale of assets	—	14.5	1.3	—	15.8
Other	—	0.8	—	—	0.9
Cash flows provided by (used in) investing activities	(8.8)	26.4	1.3	—	18.8
Financing cash flows
Issuance of debt	—	10.0	—	—	10.0
Payment of debt	—	(189.9)	—	—	(189.9)
Payment of debt issuance costs	—	(20.3)	—	—	(20.3)
Dividends	(24.1)	—	—	—	(24.1)
Restricted cash	—	15.9	—	—	15.9
Other	(0.4)	—	—	—	(0.4)
Intercompany transfers	19.8	(25.3)	5.5	—	—
Cash flows provided by (used in) financing activities	(4.7)	(209.6)	5.5	—	(208.8)
Net change	—	(32.0)	(0.1)	—	(32.1)
Beginning cash and equivalents	—	112.9	1.5	—	114.4
Ending cash and equivalents	$—	$80.9	$1.4	—	$82.3

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

24. Selected Quarterly Financial Data (Unaudited)

	Revenues(a)	Operating Margin	Net Income (Loss)	Net Income (Loss) Per Share— Basic(b)	Net Income (Loss) Per Share— Diluted(b)
	(In thousands, except per share amounts)
2011
1st Quarter	$300,200	$110,769	$29,699	$1.59	$1.53
2nd Quarter (c)	268,338	100,285	348	(0.02)	(0.02)
3rd Quarter	264,481	100,553	16,525	0.86	0.85
4th Quarter	242,179	96,022	28,620	1.55	1.51
2010
1st Quarter	$358,064	$115,136	$19,671	$0.75	$0.75
2nd Quarter	340,136	107,398	14,041	0.43	0.42
3rd Quarter	335,515	107,573	14,331	0.45	0.44
4th Quarter(d)	299,926	99,694	(50,831)	(3.33)	(3.33)
________________________________

(a)
Revenues have been impacted by the refranchising of 65 Applebee's company-operated restaurants in the first quarter of 2011, one Applebee's company-operated restaurants in the third quarter of 2011, 66 Applebee's company-operated restaurants in the fourth quarter of 2011 and 83 Applebee's company-operated restaurants in the fourth quarter of 2010.

(b)	The quarterly amounts may not add to the full year amount as each quarterly calculation is discrete from the full-year calculation.

(c)
The net income and net loss per share were significantly impacted by approximately $21 million of charges related to the termination of the sublease for the Applebee's Restaurant Support Center in Lenexa, Kansas in the 2nd quarter of 2011.

(d)	The net loss and net loss per share were significantly impacted by approximately $110 million of charges related to the retirement of debt and Series A Preferred Stock in the 4th quarter of 2010.

25. Subsequent Events
On January 11, 2012, the Company completed the sale of 17 Applebee's company-operated restaurants located in a six-state area geographically centered around Memphis, Tennessee and recognized a gain on the sale of approximately $17 million.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of DineEquity, Inc. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of DineEquity, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DineEquity, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DineEquity, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
March 1, 2012

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of DineEquity, Inc. and Subsidiaries
We have audited DineEquity, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DineEquity, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, DineEquity, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of DineEquity, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011 of DineEquity, Inc. and Subsidiaries and our report dated March 1, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
March 1, 2012

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item regarding our directors and executive officers is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders ("2012 Proxy Statement") to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Item 11.    Executive Compensation.
The information required by this Item regarding executive compensation is incorporated by reference to the sections entitled "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" to be set forth in our 2012 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership and management is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" to be set forth in our 2012 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item regarding certain relationships and related transactions is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions," and "Director Independence" to be set forth in our 2012 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.
The information required by this Item regarding principal accountant fees and services is incorporated by reference to the section entitled "Independent Auditor Fees" to be set forth in our 2012 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1)  Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:
Consolidated Balance Sheets as of December 31, 2011 and 2010.
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011.
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2011.
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011.
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

†10.2	Employment Agreement between DineEquity, Inc. and Thomas W. Emrey dated September 12, 2011 (Exhibit 10.1 to Registrant's Form 8-K dated September 6, 2011 is incorporated by reference).
†10.3
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

†10.5	Employment Offer Letter between DineEquity, Inc. and Bryan Adel dated August 2, 2010 (Exhibit 10.5 to Registrant's Form 10-K for the year ended December 31, 2010 is incorporated herein by reference).
†10.6	Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc. (Exhibit 10.8 to Registrant's 2002 Form 10-K is incorporated herein by reference).
10.7	[Intentionally omitted]
†10.8	DineEquity, Inc. 2011 Stock Incentive Plan (Annex A to Registrant's Proxy Statement, filed on April 13, 2011 is incorporated herein by reference). .

*†10.9	DineEquity Inc. 2011 Stock Incentive Plan Non Qualified Stock Option Agreement (Non-Employee Directors).
*†10.10	DineEquity Inc. 2011 Stock Incentive Plan Non Qualified Stock Option Agreement (Employees).
*†10.11	DineEquity Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Non-Employee Directors).
*†10.12	DineEquity Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Employees).
*†10.13	DineEquity Inc. 2011 Stock Incentive Plan Cash-Settled Restricted Stock Unit Award Agreement (Employees).
*†10.14	DineEquity Inc. 2011 Stock Incentive Plan Cash-Settled Restricted Stock Unit Award Agreement (Non-Employee Directors).
*†10.15	DineEquity Inc. 2011 Stock Incentive Plan Stock-Settled Restricted Stock Unit Award Agreement (Employees).
*†10.16	DineEquity Inc. 2011 Stock Incentive Plan Stock-Settled Restricted Stock Unit Award Agreement (Non-Employee Directors).
*†10.17	DineEquity Inc. 2011 Stock Incentive Plan Stock Appreciation Rights Agreement.
*†10.18	DineEquity Inc. 2011 Stock Incentive Plan Performance Share Award Agreement (50/50).
*†10.19	DineEquity Inc. 2011 Stock Incentive Plan Performance Share Award Agreement.
*†10.20	DineEquity Inc. 2011 Stock Incentive Plan Performance Unit Award Agreement.
*†10.21	DineEquity Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement - Refranchising Employees.
†10.22	IHOP Corp. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.23
IHOP Corp. 2005 Stock Incentive Plan for Non-Employee Directors (Appendix "A" to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 24, 2005 is incorporated herein by reference).

†10.24	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix "A" to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.25	IHOP Corp 2008 Senior Executive Incentive Plan as amended and restated (Appendix "B" to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
*†10.26	DineEquity, Inc. Amended and Restated Executive Severance and Change in Control Policy.
*†10.27	Form of DineEquity, Inc. Indemnification Agreement.
†10.28	IHOP Corp. Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.16 to Registrant's 2009 Form 10-K is incorporated herein by reference).
*†10.29	DineEquity, Inc. 2010 Cash Long Term Incentive Plan (LTIP) for Company Officers.
*†10.30	DineEquity, Inc. 2011 Cash Long Term Incentive Plan (LTIP) for Company Officers.
10.31
Series B Convertible Preferred Stock Purchase Agreement, dated as of July 15, 2007, by and among IHOP Corp. and the purchasers identified on Schedule A thereto (Exhibit 10.2 to Registrant's Form 8-K filed July 17, 2007 is incorporated herein by reference).

10.32
Registration Rights Agreement, dated as of November 29, 2007, by and among IHOP Corp. and the persons identified on Schedule A thereto (Exhibit 10.2 to Registrant's Form 8-K filed December 5, 2007 is incorporated herein by reference).

10.33
Registration Rights Agreement dated as of October 19, 2010, by and among DineEquity, Inc., the guarantors thereto and Barclays Capital Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers (Exhibit to Registrant's Form 8-K, filed October 21, 2010 is incorporated herein by reference).

10.34
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

*12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the Trailing Twelve Months Ended December 31, 2011.
14.0	IHOP Corp. Code of Ethics for Chief Executive and Senior Financial Officers (Exhibit 14.0 to Registrant's 2004 Form 10-K is incorporated herein by reference).

*21	Subsidiaries of DineEquity, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________________________

*	Filed herewith.

†	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2012.

DINEEQUITY, INC.
By:	/s/ JULIA A. STEWART
Julia A. Stewart Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 1st day of March 2012.

Name	Title

/s/ JULIA A. STEWART	Chairman and Chief Executive Officer (Principal Executive Officer)
Julia A. Stewart

/s/ THOMAS W. EMREY	Chief Financial Officer (Principal Financial Officer)
Thomas W. Emrey

/s/ GREGGORY KALVIN	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Greggory Kalvin

/s/ RICHARD J. DAHL	Director
Richard J. Dahl

/s/ HOWARD M. BERK	Director
Howard M. Berk

/s/ DANIEL J. BRESTLE	Director
Daniel J. Brestle

/s/ H. FREDERICK CHRISTIE	Director
H. Frederick Christie

/s/ MICHAEL S. GORDON	Director
Michael S. Gordon

Director
Stephen P. Joyce

/s/ LARRY A. KAY	Director
Larry A. Kay

/s/ CAROLINE W. NAHAS	Director
Caroline W. Nahas

/s/ GILBERT T. RAY	Director
Gilbert T. Ray

/s/ PATRICK W. ROSE	Director
Patrick W. Rose