Form 10-Q
period 2012-03-31
DineEquity, Inc
filed 2012-05-01
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2012
 OR
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

Large accelerated filer ☒	Accelerated filer 0

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2012
Common Stock, $.01 par value	18,312,741

DINEEQUITY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
DINEEQUITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,684	$60,691
Receivables, net	80,746	115,667
Inventories	11,534	12,031
Prepaid income taxes	—	13,922
Prepaid gift cards	28,903	36,643
Deferred income taxes	22,852	20,579
Assets held for sale	3,986	9,363
Other current assets	18,448	8,051
Total current assets	215,153	276,947
Long-term receivables	224,348	226,526
Property and equipment, net	462,427	474,154
Goodwill	697,470	697,470
Other intangible assets, net	818,783	822,361
Other assets, net	116,305	116,836
Total assets	$2,534,486	$2,614,294
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$7,420	$7,420
Accounts payable	32,906	29,013
Accrued employee compensation and benefits	17,596	26,191
Gift card liability	92,154	146,955
Accrued interest payable	30,509	12,537
Current maturities of capital lease and financing obligations	13,618	13,480
Income taxes payable	10,159	—
Other accrued expenses	25,303	22,048
Total current liabilities	229,665	257,644
Long-term debt, less current maturities	1,337,960	1,411,448
Financing obligations, less current maturities	152,621	162,658
Capital lease obligations, less current maturities	131,903	134,407
Deferred income taxes	376,457	383,810
Other liabilities	110,200	109,107
Total liabilities	2,338,806	2,459,074
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, Series B, at accreted value, shares:10,000,000 authorized; 35,000 issued; March 31, 2012 and December 31, 2011 - 34,900 outstanding	45,176	44,508
Common stock, $.01 par value, shares: 40,000,000 authorized; March 31, 2012 - 24,646,467 issued, 18,314,610 outstanding; December 31, 2011 - 24,658,985 issued,18,060,206 outstanding	246	247
Additional paid-in-capital	206,476	205,663
Retained earnings	227,545	196,869
Accumulated other comprehensive loss	(152)	(294)
Treasury stock, at cost; shares: March 31, 2012 - 6,331,857; December 31, 2011 - 6,598,779	(283,611)	(291,773)
Total stockholders’ equity	195,680	155,220
Total liabilities and stockholders’ equity	$2,534,486	$2,614,294

 See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Segment Revenues:
Franchise revenues	$108,409	$104,552
Company restaurant sales	100,885	154,703
Rental revenues	32,005	32,216
Financing revenues	4,283	8,729
Total segment revenues	245,582	300,200
Segment Expenses:
Franchise expenses	27,632	27,443
Company restaurant expenses	84,183	131,766
Rental expenses	24,537	24,647
Financing expenses	655	5,575
Total segment expenses	137,007	189,431
Gross segment profit	108,575	110,769
General and administrative expenses	39,632	37,969
Interest expense	30,221	36,306
Amortization of intangible assets	3,075	3,075
Impairment and closure charges	722	4,938
Gain on disposition of assets	(16,733)	(23,754)
Loss on extinguishment of debt	2,611	6,946
Debt modification costs	—	4,114
Income before income taxes	49,047	41,175
Provision for income taxes	(17,703)	(11,476)
Net income	31,344	29,699
Other comprehensive income:
Adjustment to unrealized loss on available-for-sale investments	140	—
Foreign currency translation adjustment	2	21
Total comprehensive income	$31,486	$29,720
Net income available to common stockholders:
Net income	$31,344	$29,699
Less: Accretion of Series B preferred stock	(668)	(629)
Less: Net income allocated to unvested participating restricted stock	(796)	(1,014)
Net income available to common stockholders	$29,880	$28,056
Net income available to common stockholders per share:
Basic	$1.69	$1.59
Diluted	$1.64	$1.53
Weighted average shares outstanding:
Basic	17,682	17,697
Diluted	18,651	18,763

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$31,344	$29,699
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,463	13,290
Non-cash interest expense	1,529	1,417
Loss on extinguishment of debt	2,611	6,946
Impairment and closure charges	445	4,717
Deferred income taxes	(9,626)	(3,903)
Non-cash stock-based compensation expense	3,789	1,863
Tax benefit from stock-based compensation	4,000	5,121
Excess tax benefit from stock options exercised	(2,421)	(4,866)
Gain on disposition of assets	(16,733)	(23,754)
Other	(353)	361
Changes in operating assets and liabilities:
Receivables	35,545	24,636
Inventories	197	(378)
Prepaid expenses	(24)	5,567
Current income tax receivables and payables	23,724	32,194
Accounts payable	1,660	1,358
Accrued employee compensation and benefits	(8,594)	(12,249)
Gift card liability	(54,801)	(46,998)
Other accrued expenses	21,938	15,455
Cash flows provided by operating activities	44,693	50,476
Cash flows from investing activities:
Additions to property and equipment	(4,150)	(3,835)
Proceeds from sale of property and equipment and assets held for sale	21,390	54,597
Principal receipts from notes, equipment contracts and other long-term receivables	3,437	3,395
Other	699	(128)
Cash flows provided by investing activities	21,376	54,029
Cash flows from financing activities:
Repayment of long-term debt (including premiums)	(76,037)	(145,273)
Principal payments on capital lease and financing obligations	(3,007)	(3,553)
Payment of debt modification and issuance costs	—	(12,208)
Repurchase of restricted stock	(859)	(3,272)
Proceeds from stock options exercised	2,045	5,378
Excess tax benefit from stock options exercised	2,421	4,866
Change in restricted cash	(2,639)	(2,392)
Cash flows used in financing activities	(78,076)	(156,454)
Net change in cash and cash equivalents	(12,007)	(51,949)
Cash and cash equivalents at beginning of period	60,691	102,309
Cash and cash equivalents at end of period	$48,684	$50,360
Supplemental disclosures:
Interest paid	$14,777	$22,292
Income taxes paid	$1,545	$1,276

See the accompanying Notes to Consolidated Financial Statements.

DINEEQUITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2012.

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters are reported as ending on March 31, June 30, September 30 and December 31. The first fiscal quarters of 2012 and 2011 ended April 1, 2012 and April 3, 2011, respectively.

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

Restricted Assets

Restricted Cash
The Company receives funds from Applebee's franchisees pursuant to franchise agreements, usage of which is restricted to advertising activities. Restricted cash balances as of March 31, 2012 and December 31, 2011 totaled $3.8 million and $1.2 million, respectively. The balances were included as other current assets in the consolidated balance sheets.
Other Restricted Assets
As of March 31, 2012 and December 31, 2011, restricted assets related to a captive insurance subsidiary totaled $3.9 million and $3.6 million, respectively, and were included in other assets in the consolidated balance sheets. The captive insurance subsidiary, which has not underwritten coverage since January 2006, was formed to provide insurance coverage to Applebee's and its franchisees. These restricted assets were primarily investments, use of which is restricted to the payment of insurance claims that are in run-off.
3. Accounting Policies

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor did it affect how earnings per share is calculated or presented. The Company adopted ASU 2011-05 retrospectively in the first quarter of 2012 and adoption did not have a material impact on the Company’s consolidated financial statements.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the consolidated financial statements as a result of future adoption.

4. Assets Held for Sale

The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria, as defined in applicable U.S. GAAP. The balance of assets held for sale at December 31, 2011 of $9.4 million was comprised of 17 Applebee's company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee, one parcel of land on which a refranchised Applebee's formerly company-operated restaurant is situated and three parcels of land previously intended for future restaurant development.

During the three months ended March 31, 2012, the Company sold the 17 Applebee's company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee. Additionally, an impairment of $0.3 million was recognized on one of the parcels of land previously intended for future restaurant development as an adjustment of the estimated fair value to be received upon sale.

The balance of assets held for sale at March 31, 2012 of $4.0 million was comprised of one parcel of land on which a refranchised Applebee's formerly company-operated restaurant is situated and three parcels of land previously intended for future restaurant development.

The following table summarizes changes in the balance of assets held for sale during the three months ended March 31, 2012:

(In millions)
Balance, December 31, 2011	$9.4
Assets sold	(5.1)
Impairment	(0.3)
Balance, March 31, 2012	$4.0

5. Long-Term Debt

Long-term debt consisted of the following components:

	March 31, 2012	December 31, 2011
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 4.25% as of March 31, 2012 and December 31, 2011	$612.0	$682.5
Senior Notes due October 2018, at a fixed rate of 9.5%	760.8	765.8
Discount	(27.4)	(29.5)
Total long-term debt	1,345.4	1,418.8
Less current maturities	(7.4)	(7.4)
Long-term debt, less current maturities	$1,338.0	$1,411.4

For a description of the respective instruments, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Debt Modification Costs

On February 25, 2011, the Company entered into Amendment No. 1 (the ''Amendment'') to the Credit Agreement dated as of October 8, 2010. For a description of the Amendment, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Fees of $4.1 million paid to third parties in connection with the Amendment were recorded as “Debt modification costs” in the Consolidated Statement of Income for the three months ended March 31, 2011.

Loss on Extinguishment of Debt

During the three months ended March 31, 2012 and 2011, the Company recognized the following losses on the extinguishment of debt:

Instrument Repaid/Retired	Face Amount Repaid/Retired	Cash Paid	Loss (1)
	(In millions)
Term Loans	$70.5	$70.5	$1.9
Senior Notes	5.0	5.5	0.7
Three months ended March 31, 2012	75.5	76.0	2.6

Term Loans	$110.0	$110.0	$2.7
Senior Notes	32.3	35.3	4.2
Three months ended March 31, 2011	$142.3	$145.3	$6.9

(1) Including write-off of the discount and deferred financing costs related to the debt retired.

Compliance with Covenants and Restrictions

The Company was in compliance with all the covenants and restrictions related to its Senior Secured Credit Facility and Senior Notes as of March 31, 2012.

6. Financing Obligations

As of March 31, 2012, future minimum lease payments under financing obligations during the initial terms of the leases related to sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
Remainder of 2012 (1)	$11.4
2013	17.4
2014	17.6
2015 (1)	19.0
2016	17.6
Thereafter	206.2
Total minimum lease payments	289.2
Less interest	(132.8)
Total financing obligations	156.4
Less current portion (2)	(3.8)
Long-term financing obligations	$152.6

(1)     Due to the varying closing dates of the Company’s fiscal years, 11 monthly payments will be made in fiscal 2012 and 13 monthly payments will be made in fiscal 2015.
(2)     Included in “current maturities of capital lease and financing obligations” on the consolidated balance sheet.

During the three months ended March 31, 2012, the Company’s continuing involvement with six properties subject to financing obligations was ended by assignment of the lease obligations to a qualified franchisee. As a result, the Company’s financing obligations were reduced by $9.2 million.

7. Impairment and Closure Charges

The Company assesses tangible long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The following table summarizes the components of impairment and closure charges for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Impairment and closure charges:
Impairment	$0.3	$4.5
Closure charges	0.4	0.4
Total impairment and closure charges	$0.7	$4.9

Impairment and closure charges for the three months ended March 31, 2012 totaled $0.7 million. The impairment charge related to a parcel of land previously intended for future restaurant development (see Note 4). Closure charges related to several individually insignificant franchise restaurant closures.

Impairment and closure charges for the three months ended March 31, 2011 totaled $4.9 million. Impairment charges of $4.5 million related to furniture, fixtures and leasehold improvements at the Applebee's Restaurant Support Center in Lenexa, Kansas, whose book value was not realizable as a result of the Company's termination of the sublease of those premises. Closure charges related to several individually insignificant franchise restaurant closures.

8. Income Taxes

The effective tax rate was 36.1% for the three months ended March 31, 2012 compared to 27.9% for the three months ended March 31, 2011.The effective tax rate in the prior year was lower due to the release of liabilities for unrecognized tax benefits related to gift card income deferral as a result of the issuance of new guidance by the U.S. Internal Revenue Service.

At March 31, 2012, the Company had a liability for unrecognized tax benefits, including potential interest and penalties net of related tax benefit, totaling $8.2 million, of which approximately $1.6 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

As of March 31, 2012, accrued interest and penalties were $2.5 million and $0.4 million, respectively, excluding any related income tax benefits. As of December 31, 2011, accrued interest and penalties were $3.0 million and $0.3 million, respectively, excluding any related income tax benefits. The decrease of $0.5 million of accrued interest is primarily related to the decrease of unrecognized tax benefits due to settlements with taxing authorities, partially offset by the accrual of interest during the three months ended March 31, 2012. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense, which is recognized in the Consolidated Statements of Income.

The Company and its subsidiaries file federal income tax returns as well as income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2008. The Internal Revenue Service commenced examination of the Company's U.S. federal income tax return for the tax years 2008 to 2010 in the first quarter of 2012. The examination is anticipated to be completed by the first quarter of 2013.

9. Stock-Based Compensation

From time to time, the Company has granted nonqualified stock options, restricted stock, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and  non-employee directors of the Company. Currently, the Company is authorized to grant nonqualified stock options, stock appreciation rights, restricted stock, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and nonemployee directors under the DineEquity, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan was approved by stockholders on May 17, 2011 and permits the issuance of up to 1,500,000 shares of the Company’s common stock. The 2011 Plan will expire in May 2021.

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

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Pre-tax compensation expense	$4.5	$3.1
Tax provision	(1.7)	(1.2)
Total stock-based compensation expense, net of tax	$2.8	$1.9

As of March 31, 2012, total unrecognized compensation cost (including estimated forfeitures) of $14.4 million related to restricted stock and restricted stock units and $12.3 million related to stock options is expected to be recognized over a weighted average period of 1.3 years for restricted stock and restricted stock units and 1.2 years for stock options.

The estimated fair values of the options granted during the three months ended March 31, 2012 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	0.86%
Weighted average historical volatility	83.6%
Dividend yield	—
Expected years until exercise	4.66
Forfeitures	11.0%
Weighted average fair value of options granted	$33.11

Option balances as of March 31, 2012 and activity related to the Company’s stock options during the three months then ended were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,318,640	$32.06
Granted	147,674	$51.63
Exercised	(164,954)	$12.40
Forfeited	(13,335)	$44.44
Outstanding at March 31, 2012	1,288,025	$36.69	6.89	$18,277,000
Vested at March 31, 2012 and Expected to Vest	1,220,562	$36.09	6.77	$17,958,000
Exercisable at March 31, 2012	812,691	$31.82	5.68	$14,914,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

A summary of restricted stock activity for the three months ended March 31, 2012 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	486,533	$31.18	18,000	$29.32
Granted	120,123	$51.85	19,152	52.23
Released	(125,914)	$7.00	—	—
Forfeited	(14,194)	$38.68	—	—
Outstanding at March 31, 2012	466,548	$42.80	37,152	$41.13

The Company has issued 44,957 shares of cash-settled restricted stock units to members of the Board of Directors, of which 41,957 were outstanding at March 31, 2012. As these instruments can only be settled in cash, they are recorded as liabilities based on the closing price of the Company’s common stock as of March 31, 2012. For the three months ended March 31, 2012 and 2011, $0.3 million and $0.8 million, respectively, were included in pre-tax stock-based compensation expense for the cash-settled restricted stock units.

10. Segments

The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of March 31, 2012, the franchise operations segment consisted of (i) 1,861 restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 15 countries outside the United States; and (ii) 1,542 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and three countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, preopening training expenses and costs related to intellectual property provided to certain franchisees.

As of March 31, 2012, the company restaurant operations segment consisted of 160 Applebee’s company-operated restaurants and 12 IHOP company-operated restaurants, all in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

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

Information on segments was as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Revenues from External Customers
Franchise operations	$108.4	$104.6
Company restaurants	100.9	154.7
Rental operations	32.0	32.2
Financing operations	4.3	8.7
Total	$245.6	$300.2
Interest Expense
Company restaurants	$0.1	$0.2
Rental operations	4.4	4.6
Corporate	30.2	36.3
Total	$34.7	$41.1
Depreciation and amortization
Franchise operations	$2.5	$2.5
Company restaurants	2.4	4.9
Rental operations	3.5	3.5
Corporate	2.1	2.4
Total	$10.5	$13.3
Income (loss) before income taxes
Franchise operations	$80.8	$77.1
Company restaurants	16.7	22.9
Rental operations	7.5	7.6
Financing operations	3.6	3.2
Corporate	(59.6)	(69.6)
Total	$49.0	$41.2

11. Net Income per Share

The computation of the Company’s basic and diluted net income per share was as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share data)
Numerator for basic and dilutive income - per common share:
Net income	$31,344	$29,699
Less: Accretion of Series B Preferred Stock	(668)	(629)
Less: Net income allocated to unvested participating restricted stock	(796)	(1,014)
Net income available to common stockholders - basic	29,880	28,056
Effect of unvested participating restricted stock in two-class calculation	40	57
Accretion of Series B Preferred Stock	668	629
Net income available to common stockholders - diluted	$30,588	$28,742
Denominator:
Weighted average outstanding shares of common stock - basic	17,682	17,697
Dilutive effect of:
Stock options	316	451
Series B Preferred Stock	653	615
Weighted average outstanding shares of common stock - diluted	18,651	18,763
Net income per common share:
Basic	$1.69	$1.59
Diluted	$1.64	$1.53

12. Fair Value Measurements
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

The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate the carrying amounts due to their short duration.

The fair values of non-current financial liabilities at March 31, 2012 and December 31, 2011, determined based on Level 2 inputs, were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, less current maturities	$1,338.0	$1,436.5	$1,411.4	$1,486.2

13. Commitments and Contingencies

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

The Company believes it has meritorious defenses and intends to vigorously defend this case. An estimate of the possible loss or a range of the loss, if any, cannot be made and, therefore, the Company has not accrued a loss contingency related to this matter.

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $365.7 million as of March 31, 2012. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2012 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 31, 2012.

14.  Consolidating Financial Information

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

Supplemental Condensed Consolidating Balance Sheet
March 31, 2012
(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$7.7	$40.2	$0.8	$—	$48.7
Receivables, net	0.7	87.9	0.1	(8.0)	80.7
Inventories	—	11.5	—	—	11.5
Prepaid expenses and other current assets	99.4	46.6	—	(98.6)	47.4
Deferred income taxes	1.6	21.0	0.3	—	22.9
Assets held for sale	—	2.2	1.8	—	4.0
Intercompany	(265.3)	260.1	5.2	—	—
Total current assets	(155.9)	469.5	8.2	(106.6)	215.2
Long-term receivables	—	224.3	—	—	224.3
Property and equipment, net	24.4	438.0	—	—	462.4
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	818.8	—	—	818.8
Other assets, net	21.7	94.6	—	—	116.3
Investment in subsidiaries	1,697.5	—	—	(1,697.5)	—
Total assets	$1,587.7	$2,742.7	$8.2	$(1,804.1)	$2,534.5
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$15.4	$—	$—	$(8.0)	$7.4
Accounts payable	1.3	31.6	—	—	32.9
Accrued employee compensation and benefits	3.4	14.2	—	—	17.6
Gift card liability	—	92.2	—	—	92.2
Income taxes payable	(11.8)	120.4	0.2	(98.6)	10.2
Other accrued expenses	33.6	35.8	—	—	69.4
Total current liabilities	41.9	294.2	0.2	(106.6)	229.7
Long-term debt	1,338.0	—	—	—	1,338.0
Financing obligations	—	152.6	—	—	152.6
Capital lease obligations	—	131.9	—	—	131.9
Deferred income taxes	6.4	370.3	(0.3)	—	376.4
Other liabilities	5.6	103.7	0.9	—	110.2
Total liabilities	1,391.9	1,052.7	0.8	(106.6)	2,338.8
Total stockholders’ equity	195.8	1,690.0	7.4	(1,697.5)	195.7
Total liabilities and stockholders’ equity	$1,587.7	$2,742.7	$8.2	$(1,804.1)	$2,534.5

Supplemental Condensed Consolidating Balance Sheet
December 31, 2011
(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$9.9	$50.4	$0.4	$—	$60.7
Receivables, net	0.6	121.0	0.1	(6.0)	115.7
Inventories	—	12.0	—	—	12.0
Prepaid expenses and other current assets	85.3	44.6	—	(71.3)	58.6
Deferred income taxes	1.5	19.0	0.1	—	20.6
Assets held for sale	—	7.3	2.1	—	9.4
Intercompany	(300.2)	294.5	5.7	—	—
Total current assets	(202.9)	548.8	8.4	(77.3)	276.9
Long-term receivables	—	226.5	—	—	226.5
Property and equipment, net	24.6	449.5	—	—	474.2
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	822.4	—	—	822.4
Other assets, net	23.2	93.5	0.1	—	116.8
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,542.5	$2,838.2	$8.5	$(1,774.9)	$2,614.3
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$13.4	$—	$—	$(6.0)	$7.4
Accounts payable	2.8	26.2	—	—	29.0
Accrued employee compensation and benefits	6.7	19.5	—	—	26.2
Gift card liability	—	147.0	—	—	147.0
Other accrued expenses	(61.6)	180.6	0.4	(71.3)	48.1
Total current liabilities	(38.6)	373.3	0.4	(77.3)	257.6
Long-term debt	1,411.4	—	—	—	1,411.4
Financing obligations	—	162.7	—	—	162.7
Capital lease obligations	—	134.4	—	—	134.4
Deferred income taxes	8.9	375.3	(0.4)	—	383.8
Other liabilities	5.4	102.6	1.1	—	109.1
Total liabilities	1,387.0	1,148.3	1.1	(77.3)	2,459.1
Total stockholders’ equity	155.5	1,689.9	7.4	(1,697.6)	155.2
Total liabilities and stockholders’ equity	$1,542.5	$2,838.2	$8.5	$(1,774.9)	$2,614.3

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2012
(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$0.6	$107.5	$0.3	$—	$108.4
Restaurant sales	—	100.9	—	—	100.9
Rental revenues	—	32.0	—	—	32.0
Financing revenues	—	4.3	—	—	4.3
Total revenue	0.6	244.7	0.3	—	245.6
Franchise expenses	0.6	27.0	—	—	27.6
Restaurant expenses	—	84.2	—	—	84.2
Rental expenses	—	24.5	—	—	24.5
Financing expenses	—	0.7	—	—	0.7
General and administrative	7.1	32.1	0.5	—	39.7
Interest expense	27.4	2.8	—	—	30.2
Amortization of intangible assets	—	3.1	—	—	3.1
Impairment and closure	—	0.4	0.3	—	0.7
Gain on disposition of assets	—	(16.4)	(0.3)		(16.7)
Loss on extinguishment of debt	2.6	—	—	—	2.6
Intercompany dividend	(54.1)	—	—	54.1	—
Income (loss) before income taxes	17.0	86.3	(0.2)	(54.1)	49.0
Benefit (provision) for income taxes	14.3	(32.0)	—	—	(17.7)
Net (loss) income	$31.3	$54.3	$(0.2)	$(54.1)	$31.3
Total comprehensive income	$31.3	$54.5	$(0.2)	$(54.1)	$31.5

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2011
(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$0.7	$103.6	$0.3	$—	$104.6
Restaurant sales	—	154.3	0.4	—	154.7
Rental revenues	—	32.2	—	—	32.2
Financing revenues	—	8.7	—	—	8.7
Total revenue	0.7	298.8	0.7	—	300.2
Franchise expenses	0.5	27.0	—	—	27.5
Restaurant expenses	—	131.5	0.3	—	131.8
Rental expenses	—	24.6	—	—	24.6
Financing expenses	—	5.6	—	—	5.5
General and administrative	7.5	29.9	0.6	—	38.0
Interest expense	32.3	4.0	—	—	36.3
Amortization of intangible assets	—	3.1	—	—	3.1
Impairment and closure	—	4.9	—	—	4.9
Gain on disposition of assets	—	(23.7)	(0.1)		(23.8)
Loss on extinguishment of debt	6.9	—	—	—	6.9
Debt modification costs	4.1	—	—	—	4.1
Other (income) expense	—	(23.4)	(0.4)	23.7	—
Intercompany dividend	(16.1)	—	—	16.1	—
Income (loss) before income taxes	(34.6)	115.3	0.3	(39.8)	41.2
Benefit (provision) for income taxes	19.7	(31.0)	(0.1)		(11.4)
Net (loss) income	$(15.0)	$84.3	$0.2	$(39.8)	$29.7
Total comprehensive income	$(15.0)	$84.3	$0.2	$(39.8)	$29.7

Supplemental Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012
(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(15.0)	$59.8	$(0.1)	—	$44.7
Investing cash flows
Additions to property and equipment	(1.3)	(2.8)	—		(4.1)
Principal receipts from long-term receivables	—	3.4	—	—	3.4
Proceeds from sale of assets	—	21.4	—	—	21.4
Other	—	0.7	—	—	0.7
Cash flows provided by (used in) investing activities	(1.3)	22.7	—	—	21.4
Financing cash flows
Payment of debt	(76.0)	(3.0)	—	—	(79.0)
Restricted cash	—	(2.6)	—	—	(2.6)
Other	3.1	0.4	—	—	3.5
Intercompany transfers	87.0	(87.5)	0.5	—	—
Cash flows provided by (used in) financing activities	14.1	(92.7)	0.5	—	(78.1)
Net change	(2.2)	(10.2)	0.4	—	(12.0)
Beginning cash and equivalents	9.9	50.4	0.4	—	60.7
Ending cash and equivalents	$7.7	$40.2	$0.8	—	$48.7

Supplemental Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2011
(In millions)

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(26.3)	$76.3	$0.5	—	$50.5
Investing cash flows
Additions to property and equipment	(1.3)	(2.5)	—	—	(3.8)
Principal receipts from long-term receivables	—	3.4	—	—	3.4
Proceeds from sale of assets	—	54.6	—	—	54.6
Other	—	(0.2)	—	—	(0.2)
Cash flows provided by (used in) investing activities	(1.3)	55.3	—	—	54.0
Financing cash flows
Payment of debt	(145.3)	(3.5)	—	—	(148.8)
Payment of debt issuance costs	(12.2)	—	—	—	(12.2)
Restricted cash	—	(2.4)	—	—	(2.4)
Other	6.2	0.8	—	—	7.0
Intercompany transfers	169.6	(169.3)	(0.3)	—	—
Cash flows provided by (used in) financing activities	18.3	(174.4)	(0.3)	—	(156.4)
Net change	(9.3)	(42.8)	0.2	—	(51.9)
Beginning cash and equivalents	23.4	77.3	1.6	—	102.3
Ending cash and equivalents	$14.1	$34.5	$1.8	—	$50.4

15. Subsequent Events

On April 30, 2012, the Company entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 39 Applebee's company-operated restaurants located in Virgina. This transaction is expected to close in the fiscal third quarter of 2012.

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

Overview

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Except where the context indicates otherwise, the words “we,” “us,” “our” and the “Company” refer to DineEquity, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The Company was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes® (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company or its predecessors have engaged in the development, operation, franchising and licensing of IHOP restaurants. In November 2007, we acquired Applebee’s International, Inc. (“Applebee’s”), which became a wholly-owned subsidiary of the Company. Through various IHOP and Applebee’s subsidiaries, we own, operate and franchise two restaurant concepts in the casual dining and family dining categories of the food service industry: Applebee’s Neighborhood Grill and Bar® and IHOP®. DineEquity, Inc. is the parent of the IHOP and Applebee’s subsidiaries. References herein to Applebee’s and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company. References herein to “system sales” include retail sales at restaurants that are owned by franchisees and area licensees and are not attributable to the Company, as well as retail sales at company-operated restaurants.

Domestically, IHOP restaurants are located in all 50 states and the District of Columbia while Applebee's restaurants are located in every state except Hawaii. Internationally, IHOP restaurants are located in two United States territories and three foreign countries; Applebee's restaurants are located in one United States territory and 15 foreign countries. With over 3,500 franchised or owned-and-operated restaurants combined, we believe we are the largest full-service restaurant company in the world.

Franchise Business Model

Since the completion of the Applebee’s acquisition, we have been pursuing a strategy to transition Applebee's from a system that was 74% franchised at the time of the acquisition to a 99% franchised Applebee's system, similar to IHOP’s 99% franchised system. We believe a highly franchised business model requires less capital investment, generates higher gross profit margins and reduces the volatility of free cash flow performance over time, as compared to a model based on operating a significant number of company restaurants.
During the three months ended March 31, 2012, we completed the refranchising and sale of related restaurant assets of 17 Applebee's company-operated restaurants in a six-state market area geographically centered around Memphis, Tennessee. We now have refranchised 342 Applebee's company-operated restaurants since the acquisition and are planning to refranchise the remaining 160 Applebee's company-operated restaurants over the next several years, except for 20-30 restaurants in the Kansas City area that will be retained as a Company market.
On April 30, 2012, the Company entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 39 Applebee's company-operated restaurants located in Virgina. This transaction is expected to close in the fiscal third quarter of 2012.

As of March 31, 2012, our system-wide restaurant portfolio was 95.2% franchised and consisted of the following:

	March 31, 2012
	Applebee's	IHOP	Total
Domestic:
Franchise/Area license	1,710	1,505	3,215
Company	160	12	172
International:
Franchise/Area license	151	37	188
Total	2,021	1,554	3,575
Percentage franchised	92.1%	99.2%	95.2%

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

Key Performance Indicators
In evaluating and assessing the performance of our business, we consider our key performance indicators to be: (i) percentage change in domestic system-wide same-restaurant sales for Applebee's and IHOP; (ii) net franchise restaurant development and restaurants refranchised for Applebee's and IHOP; (iii) Applebee's company-operated restaurant operating margin; (iv) consolidated cash from operations; and (v) consolidated free cash flow. An overview of our performance in these metrics for the three months ended March 31, 2012 is as follows:

	Applebee's	IHOP	DineEquity
Percentage change in system-wide domestic same-restaurant sales	1.2%	(0.5)%	—
Net Franchise restaurant development	2	4	—
Restaurants refranchised	17	3	—
Restaurant operating margin	17.8%	n/a	—
Consolidated cash from operations (millions)	—	—	$44.7
Consolidated free cash flow (millions)	—	—	$44.0
n/a - not applicable given relatively small number and test-market nature of IHOP company restaurants
Additional information on each of these metrics is presented under the captions "Restaurant Data," "Restaurant Development Activity," "Company Restaurant Operations" and "Liquidity and Capital Resources" that follow.
Restaurant Data

The following table sets forth, for the three months ended March 31, 2012 and 2011, the number of effective restaurants in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended March 31,
	2012	2011	2012	2011
	Applebee's		IHOP
	(unaudited)
Restaurant Data
Effective restaurants(a)
Franchise	1,855	1,738	1,374	1,329
Company	163	271	13	10
Area license	—	—	164	165
Total	2,018	2,009	1,551	1,504
System-wide(b)
Sales percentage change(c)	1.7%	4.4%	2.9%	1.3%
Domestic same-restaurant sales percentage change(d)	1.2%	3.9%	(0.5)%	(2.7)%
Franchise(b)(e)(g)
Sales percentage change(c)	7.2%	13.1%	2.8%	1.4%
Domestic same-restaurant sales percentage change(d)	1.0%	4.3%	(0.5)%	(2.7)%
Average weekly domestic unit sales (in thousands)	$50.1	$50.1	$35.0	$35.2
Company (f)(g)
Sales percentage change(c)	(36.2)%	(31.6)%	n/a	n/a
Same-restaurant sales percentage change(d)	3.9%	0.7%	n/a	n/a
Average weekly domestic unit sales (in thousands)	$45.1	$42.5	n/a	n/a
Area License(e)
Sales percentage change(c)	—	—	3.4%	0.3%

(a)   “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)   “System-wide” sales are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

(c)   “Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal period compared to the prior fiscal period for all restaurants in that category.

(d)   “Domestic same-restaurant sales percentage change” reflects the percentage change in sales, in any given fiscal period, compared to the same weeks in the prior year for restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and restaurant closures, the restaurants open throughout both fiscal periods being compared may be different from period to period. Same-restaurant sales percentage change does not include data on IHOP restaurants located in Florida.

(e)  Applebee's domestic franchise restaurant sales, IHOP franchise restaurant sales and IHOP area license restaurant sales for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Reported sales (unaudited)
Applebee’s franchise restaurant sales	$1,111.5	$1,036.8
IHOP franchise restaurant sales	$624.9	$608.0
IHOP area license restaurant sales	$62.3	$60.3

(f)     Sales percentage change and same-restaurant sales percentage change for IHOP company-operated restaurants are not applicable (“n/a”) due to the relatively small number and test-market nature of the restaurants, along with the periodic inclusion of restaurants reacquired from franchisees that are temporarily operated by the Company.

(g)     The sales percentage change for the three months ended March 31, 2012 and 2011 for Applebee’s franchise and company-operated restaurants was impacted by the refranchising of 17 company-operated restaurants in 2012 and 132 company-operated restaurants during 2011.

Restaurant Development Activity

The following table summarizes Applebee’s restaurant development and franchising activity:

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Applebee’s Restaurant Development Activity
Beginning of period	2,019	2,010
New openings
Franchise	6	3
Total new openings	6	3
Closings
Company	—	—
Franchise	(4)	(2)
Total closings	(4)	(2)
End of period	2,021	2,011
Summary - end of period
Franchise	1,861	1,767
Company	160	244
Total	2,021	2,011
Restaurant Franchising Activity
Domestic franchise openings	1	3
International franchise openings	5	—
Refranchised	17	65
Total restaurants franchised	23	68
Closings
Domestic franchise	(2)	(1)
International franchise	(2)	(1)
Total franchise closings	(4)	(2)
Net franchise restaurant additions (reductions)	19	66

In 2012, we expect franchisees to open a total of 25 to 30 new Applebee's franchise restaurants. We do not plan to open any company-operated restaurants. The following table represents commitments for 2012-2013 by franchisees under development agreements to develop Applebee's restaurants. We disclose development commitments for only a two-year period as the Applebee's development agreements generally provide for a series of two-year development commitments after the initial development period.

	Contractual Opening of Restaurants by Year
	2012	2013
Domestic development agreements	20	39
International development agreements	16	10
Total	36	49

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

The following table summarizes IHOP restaurant development and franchising activity:

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,550	1,504
New openings
Franchise	10	11
Area license	—	2
Total new openings	10	13
Closings
Franchise	(5)	(3)
Area license	(1)	(1)
Total closings	(6)	(4)
End of period	1,554	1,513
Summary - end of period
Franchise	1,377	1,338
Company	12	10
Area license	165	165
Total	1,554	1,513
Restaurant Franchising Activity
Domestic franchise openings	9	8
International franchise openings	1	3
Area license openings	—	2
Refranchised	3	1
Total restaurants franchised	13	14
Closings
Domestic franchise	(5)	(3)
Area license	(1)	(1)
Total franchise closings	(6)	(4)
Reacquired by the Company	—	—
Net franchise restaurant additions	7	10

The following table represents IHOP restaurant development commitments, including options, as of March 31, 2012:

	Number of	Contractual Openings of Restaurants by Year
	Signed Agreements at 3/31/12	Rest of 2012	2013	2014	2015	2016 and thereafter	Total
Single-store development agreements	7	6	1	—	—	—	7
Multi-store development agreements	45	31	35	27	21	28	142
Multi-store development options	6	—	—	—	3	57	60
International territory agreements	6	6	9	10	13	23	61
International territory options	3	—	2	1	2	7	12
Total	67	43	47	38	39	115	282

In 2012, we expect franchisees to open a total of 45 to 55 new IHOP restaurants, primarily in the domestic market. The actual number of openings in any period may differ from both our expectations and the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals, franchisee noncompliance with development agreements and various economic factors.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Sales Trends

	Domestic System-wide Same-restaurant Sales
	Increase (Decrease)
	2010				2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Applebee’s
Quarter	(2.7)%	(1.6)%	3.3%	2.9%	3.9%	3.1%	(0.3)%	1.0%	1.2%
YTD	(2.7)%	(2.2)%	(0.5)%	0.3%	3.9%	3.5%	2.3%	2.0%	1.2%
IHOP
Quarter	(0.4)%	(1.0)%	0.1%	1.1%	(2.7)%	(2.9)%	(1.5)%	(1.0)%	(0.5)%
YTD	(0.4)%	(0.7)%	(0.4)%	0.0%	(2.7)%	(2.8)%	(2.4)%	(2.0)%	(0.5)%

Applebee’s domestic system-wide same-restaurant sales increased 1.2% for the three months ended March 31, 2012, the sixth positive quarter of the most recent seven quarters and a sequential improvement over the fourth quarter of 2011. The increase in the first quarter of 2012 was driven primarily by an increase in system-wide guest check and an increase in guest traffic at company-operated restaurants, partially offset by a decline in guest traffic at franchise restaurants. The higher guest check came from an increase in menu pricing and from favorable product mix changes.

IHOP’s domestic system-wide same-restaurant sales decreased 0.5% for the three months ended March 31, 2012. The decrease was primarily due to a decline in guest traffic, which we believe was due in part to certain promotions during the quarter that did not drive sales as much as expected, partially offset by an increase in average guest check.

With respect to both brands, same-restaurant sales for the first three months of 2012 are not necessarily indicative of results expected for the full year.

Financial Statement Effect of Refranchising Company-Operated Restaurants

As discussed under “Franchise Business Model” above, we have been pursuing a strategy to transition Applebee's to a system that is 99% franchised. As the number of company-operated restaurants declines, the amount reported in future periods for company-operated restaurant revenues and expenses will also decline while franchise royalty revenues and expenses will increase, as compared to amounts reported in previous periods. Segment profit will also decline as company-operated restaurants are refranchised because the associated royalties from franchised restaurants are a smaller percentage of restaurant revenues than the restaurant operating profit margin percentage of company-operated restaurants. In addition, changes in same-restaurant sales will create less of an impact on changes in operating income once the Applebee's system is 99% franchised. Refranchising of additional Applebee’s company-operated restaurants will result in the reduction of interest expense as proceeds from the sale of related restaurant assets (subject to certain exclusions) must be used to retire debt. Refranchising of additional Applebee’s company-operated restaurants also will result in a reduction of both general and administrative expenses and capital investment in restaurant assets.

Comparison of the Three Months ended March 31, 2012 and 2011

Results of Operations

Key components of changes in our financial results for the three months ended March 31, 2012 compared to the same period of 2011 are as follows:

•
 Revenue decreased $54.6 million, primarily due to the refranchising of Applebee's company-operated restaurants and a 0.5% decrease in IHOP domestic same-restaurant sales, partially offset by higher franchise royalty revenues resulting from the increase in Applebee’s and IHOP effective franchise units and a 1.2% increase in Applebee's domestic same-restaurant sales.

•	Segment profit decreased $2.2 million, comprised as follows:

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2012	2011	Variance
	(In millions)
Franchise operations	$80.8	$77.1	$3.7
Company restaurant operations	16.7	22.9	(6.2)
Rental operations	7.5	7.6	(0.1)
Financing operations	3.6	3.2	0.4
Total	$108.6	$110.8	$(2.2)

The decline in segment profit was primarily due to the refranchising of Applebee’s company-operated restaurants, partially offset by an increase in effective Applebee’s and IHOP franchise restaurants and a 1.2% increase in Applebee's domestic same-restaurant sales.

•
Interest expense decreased $6.1 million due to our reduction of debt balances and the February 2011 amendment to our Credit Agreement dated as of October 8, 2010 (the "Credit Agreement") that reduced the interest rate on term loan borrowings by 1.75%.

Franchise Operations

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2012	2011	Variance	% Change (1)
	(In millions)
Franchise Revenues
Applebee’s	$47.5	$45.3	$2.2	5.0%
IHOP	41.2	40.1	1.1	2.5%
IHOP advertising	19.7	19.1	0.6	3.2%
Total franchise revenues	108.4	104.5	3.9	3.7%
Franchise Expenses
Applebee’s	0.8	0.6	(0.2)	(21.6)%
IHOP	7.1	7.7	0.6	7.2%
IHOP advertising	19.7	19.1	(0.6)	(3.2)%
Total franchise expenses	27.6	27.4	(0.2)	(0.7)%
Franchise Segment Profit
Applebee’s	46.8	44.7	2.1	4.7%
IHOP	34.0	32.4	1.6	4.8%
Total franchise segment profit	$80.8	$77.1	$3.7	4.8%
Segment profit as % of revenue (1)	74.4%	72.5%
 _____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

The $2.2 million increase in Applebee’s franchise revenue was primarily attributable to increased royalty revenue resulting from the refranchising of 149 Applebee’s company-operated restaurants in the last fifteen months and a 1.0% increase in domestic same-restaurant sales. The $1.1 million increase in IHOP franchise revenue (other than advertising) was primarily attributable to a 3.4% increase in effective franchise restaurants partially offset by a decrease of 0.5% in IHOP domestic franchise same-restaurant sales. The $0.6 million decrease in IHOP franchise expenses was due to lower bad debt expenses.

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

Company Restaurant Operations

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2012	2011	Variance	% Change (1)
	(In millions)
Company restaurant sales	$100.9	$154.7	$(53.8)	(34.8)%
Company restaurant expenses	84.2	131.8	47.6	36.1%
Company restaurant segment profit	$16.7	$22.9	$(6.2)	(27.2)%
Segment profit as % of revenue (1)	16.6%	14.8%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

As of March 31, 2012, company restaurant operations were comprised of 160 Applebee’s company-operated restaurants and 12 IHOP company-operated restaurants. The impact of the IHOP company-operated restaurants on all comparisons of the three months ended March 31, 2012 with the same period of 2011 was negligible.

Consolidated company restaurant sales decreased $53.8 million. Applebee’s company restaurant sales decreased $54.5 million, primarily due to the refranchising of 149 company-operated restaurants in the last fifteen months (65 in the first quarter of 2011, one in the third quarter of 2011, 66 in the fourth quarter of 2011 and 17 in the first quarter of 2012), partially offset by an increase in company same-restaurant sales of 3.9%. The change in same-restaurant sales was driven by an increase in both guest traffic and average guest check. The higher average guest check is the result of an approximately 1.8% increase in menu pricing and favorable product mix changes.

Consolidated company restaurant expenses decreased $47.6 million. Applebee’s company restaurant expenses decreased $48.5 million, of which $49.9 million was due to the refranchising of the 149 Applebee’s company-operated restaurants noted above, partially offset by higher food costs. The restaurant operating profit for Applebee’s company restaurant operations increased to 17.8% for the first quarter of 2012 compared to 15.3% for the same period of last year, as shown below:

			Favorable (Unfavorable)
	Three Months Ended			Components of Total Variance
Applebee's Company-Operated Expenses	March 31,		Total	Refranchising	Current
As Percentage of Restaurant Sales	2012	2011	Variance	and Closures	Restaurants
Revenue	100.0%	100.0%
Food and beverage	25.8%	25.0%	(0.8)%	0.1%	(0.9)%
Labor	31.8%	32.4%	0.6%	0.3%	0.3%
Direct and occupancy	24.6%	27.3%	2.7%	0.8%	1.9%
Restaurant Operating Profit Margin (a)	17.8%	15.3%	2.5%	1.2%	1.3%
_____________________________________________________
(a) Percentages may not add due to rounding

The restaurant refranchising and closures discussed above had a net favorable impact of 1.2% on margins, primarily because the refranchised markets had higher-than-average labor costs. There was also a favorable impact resulting from the cessation of depreciation charges on restaurant asset held for sale. Other margin changes in specific cost categories were as follows:

•	Food and beverage costs as a percentage of company restaurant sales increased 0.9% due to higher commodity costs for most products, partially offset by favorable mix shift and a reduction in waste.

•
Labor costs as a percentage of company restaurant sales decreased by 0.3% due to improved productivity in hourly labor, partially offset by increased bonus expense due to improved restaurant performance, additional management staffing and salary merit increases.

•
Direct and occupancy costs as a percent of restaurant sales decreased 1.9% primarily due to favorable depreciation related to a group of restaurant assets that became fully depreciated in 2011 and gift card discounts due to true-up of prior year estimates, partially offset by incremental investment in local media advertising.

Rental Operations

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2012	2011	Variance	% Change (1)
	(In millions)
Rental revenues	$32.0	$32.2	$(0.2)	(0.7)%
Rental expenses	24.5	24.6	0.1	0.4%
Rental operations segment profit	$7.5	$7.6	$(0.1)	(1.3)%
Segment profit as % of revenue	23.3%	23.5%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

Rental operations relate primarily to IHOP franchise restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Rental revenue, expenses and profit for the first three months of 2012 were consistent with the same period of the prior year.

Financing Operations

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2012	2011	Variance	% Change (1)
	(In millions)
Financing revenues	$4.3	$8.7	$(4.4)	(50.9)%
Financing expenses	0.7	5.5	4.8	88.3%
Financing operations segment profit	$3.6	$3.2	$0.4	15.0%
Segment profit as % of revenue	84.7%	36.1%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

All of our financing operations relate to IHOP franchise restaurants. The variance in both revenue and expense is primarily related to a 2011 transaction in which 40 restaurants operated by a former franchisee that defaulted on its obligations under the franchise agreement were refranchised to an affiliate of an existing IHOP franchisee. Certain equipment related to the refranchised restaurants was sold to the new operator. Financing revenues and expenses in the first quarter of 2011 included $5.0 million and $5.2 million, respectively, related to the equipment sale.

Other Expense and Income Components

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2012	2011	Variance	% Change (1)
	(In millions)
General and administrative expenses	$39.7	$38.0	$(1.7)	(4.4)%
Interest expense	30.2	36.3	6.1	16.8%
Impairment and closure charges	0.7	4.9	4.2	85.4%
Amortization of intangible assets	3.1	3.1	—	0.0%
Gain on disposition of assets	(16.7)	(23.8)	(7.1)	(29.6)%
Loss on extinguishment of debt	2.6	6.9	4.3	62.4%
Debt modification expenses	—	4.1	4.1	100.0%
Income tax provision	17.7	11.5	(6.2)	(54.3)%
 _____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above
n.m. — percentage change not meaningful

General and Administrative Expenses

General and administrative expenses increased by $1.7 million compared to the same period of the prior year, primarily due to higher personnel costs, primarily stock-based compensation, severance, and bonuses, partially offset by payroll credits related to the relocation of Applebee's Restaurant Support Center.

Interest Expense

Interest expense decreased by $6.1 million compared to the same period of the prior year due to our reduction of debt balances and the February 2011 amendment to our Credit Agreement that reduced the interest rate on term loan borrowings by 1.75%. Average interest-bearing debt outstanding (term loans, Senior Notes, capital lease obligations and financing obligations) during the three months ended March 31, 2012 was approximately $260 million lower than the same period of the prior year, which resulted in a decrease in interest expense of approximately $4.5 million. The additional decrease in interest expense was due to the 1.75% reduction of the interest rate on term loan borrowings.

Impairment and Closure Charges

Impairment and closure charges decreased by $4.2 million compared to the same period of the prior year. The charges for the first quarter of 2012 related to a parcel of land previously intended for future restaurant development and several individually insignificant franchise restaurant closures. Impairment and closure charges for the first quarter of 2011 were comprised of a $4.5 million impairment charge related to furniture, fixtures and leasehold improvements at the Applebee's Restaurant Support Center in Lenexa, Kansas, whose book value was not realizable as the result of the termination of the Company's sublease of the premises, in addition to $0.4 million of costs related to several individually insignificant franchise restaurant closures.

During the quarter ended March 31, 2012, we performed our quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets (primarily our tradename). No such indicators were noted.

Gain on Disposition of Assets

We recognized a gain on disposition of assets of $16.7 million for the quarter ended March 31, 2012 compared to a gain of $23.8 million in the same period of 2011. The gain in 2012 was primarily due to the refranchising and sale of related restaurant assets of 17 Applebee's company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee. The gain in 2011 was primarily due to the refranchising and sale of related restaurant assets of 36 Applebee's company-operated restaurants in the St. Louis area market and 29 Applebee's company-operated restaurants in the Washington, D.C. market.

Loss on Extinguishment of Debt

During the three months ended March 31, 2012 and March 31, 2011, the Company recognized the following losses on the extinguishment of debt:

Instrument Repaid/Retired	Face Amount Repaid/Retired	Cash Paid	Loss (1)
	(In millions)
Term Loans	$70.5	$70.5	$1.9
Senior Notes	5.0	5.5	0.7
Three months ended March 31, 2012	75.5	76.0	2.6

Term Loans	$110.0	$110.0	$2.7
Senior Notes	32.3	35.3	4.2
Three months ended March 31, 2011	$142.3	$145.3	$6.9

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

Debt Modification Expenses

On February 25, 2011, the Company entered into Amendment No. 1 (the ''Amendment'') to the Credit Agreement under which a senior secured credit facility was established among the Company, lenders and the agents named therein. Costs paid to third parties of $4.1 million in connection with the Amendment were expensed in accordance with U.S. GAAP guidance for debt modifications.

Provision for Income Taxes

The effective tax rate was 36.1% for the three months ended March 31, 2012 compared to 27.9% for the three months ended March 31, 2011.The effective tax rate in the prior year was lower due to the release of liabilities for unrecognized tax benefits related to gift card income deferral as a result of the issuance of new guidance by the U.S. Internal Revenue Service.

Liquidity and Capital Resources

Credit Facilities

We have a $75.0 million Revolving Credit Facility (the "Revolving Facility") under our Credit Agreement. There were no borrowings under the Revolving Facility during the first quarter of 2012 and there were no amounts outstanding under the Revolving Facility as of March 31, 2012. Our available borrowing capacity under the Revolving Facility is reduced by outstanding letters of credit, which totaled $13.8 million as of March 31, 2012.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowing capacity under our Revolving Facility will be adequate to meet our liquidity needs over the next twelve months.

Debt Covenants

Pursuant to our Credit Agreement, we are required to comply with a maximum consolidated leverage ratio and a minimum consolidated cash interest coverage ratio. Our current required maximum consolidated leverage ratio of total debt (net of unrestricted cash not to exceed $75 million) to adjusted EBITDA is 7.25x. Our current required minimum ratio of adjusted EBITDA to consolidated cash interest is 1.5x. Compliance with each of these ratios is required quarterly, on a trailing four-quarter basis. The ratio thresholds become more rigorous over time. The maximum consolidated leverage ratio, which began at 7.5x, declines in annual 25-basis-point decrements beginning with the first quarter of 2012 to 6.5x by the first quarter of 2015, then to 6.0x for the first quarter of 2016 until the Credit Agreement expires in October 2017. The minimum consolidated cash interest coverage ratio will increase to 1.75x commencing in the first quarter of 2013 and to 2.0x commencing in the first quarter of 2016 and remain at that level until the Credit agreement expires in October 2017. These thresholds are subject to step-downs or step-ups, as applicable, over time. There are no financial maintenance covenants associated with our Senior Notes due October 2018 (the "Senior Notes").

For the trailing four quarters ended March 31, 2012, our consolidated leverage ratio was 5.2x and our consolidated cash interest coverage ratio was 2.4x (see Exhibit 12.1).

The EBITDA used in calculating these ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our loss before income taxes, as determined in accordance with U.S. GAAP, and EBITDA used for covenant compliance purposes is as follows:
Trailing Twelve Months Ended March 31, 2012

(In thousands)
U.S. GAAP income before income taxes	$112,870
Interest charges	144,876
Loss on retirement of debt	6,824
Depreciation and amortization	47,394
Non-cash stock-based compensation	11,418
Impairment and closure charges	25,371
Other	3,697
Gain on sale of assets	(36,233)
EBITDA	$316,217

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

The Senior Notes, our term loans under the Credit Agreement (the "Term Loans") and the Revolving Facility are also subject to affirmative and negative covenants considered customary for similar types of facilities, including, but not limited to, covenants with respect to incremental indebtedness, liens, restricted payments (including dividends), investments, affiliate transactions, and capital expenditures. These covenants are subject to a number of important limitations, qualifications and exceptions. Certain of these covenants will not be applicable to the Senior Notes during any time that the Senior Notes maintain investment grade ratings.

Refranchising of Applebee’s Company-Operated Restaurants

During the three months ended March 31, 2012, we completed the refranchising of 17 Applebee’s company-operated  restaurants located in a six-state market area geographically centered around Memphis, Tennessee. Proceeds from asset dispositions, primarily from the sale of restaurant assets associated with the 17 restaurants refranchised, totaled $21.4 million for the three months ended March 31, 2012, of which $16.0 million was used to retire debt.

As discussed under “Franchise Business Model” above, we have refranchised 342 Applebee’s company-operated restaurants since the acquisition of Applebee’s. We plan to refranchise and sell the related restaurant assets of the remaining 160 Applebee's company-operated restaurants over the next several years, except for 20-30 restaurants in the Kansas City area that will be retained as a Company market, when such refranchising and sale transactions are in alignment with our business strategy. We believe a highly franchised business model requires less capital investment, generates higher gross profit margins and reduces the volatility of free cash flow performance over time, as compared to a model based on operating a significant number of company restaurants, while also providing cash proceeds from the sale of assets of Applebee’s company-operated restaurants that have been refranchised for the retirement of debt.

On April 30, 2012, the Company entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 39 Applebee's company-operated restaurants located in Virgina. This transaction is expected to close in the fiscal third quarter of 2012.

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

A range of factors, including the overall market for restaurant franchises, the availability of financing and the financial and operating performance of Applebee’s company-owned restaurants, can impact the likelihood and timing of the completion of future refranchising transactions as well as the ultimate proceeds we may receive from the sale of assets related to Applebee’s company-operated restaurants that have been refranchised. We may choose to suspend or revise our refranchising strategy for Applebee’s company-operated restaurants if we do not believe that conditions will lead to satisfactory proceeds from the sale of assets related to Applebee’s company-operated restaurants.

Cash Flows

In summary, our cash flows were as follows:

	Three Months Ended
	March 31,
	2012	2011	Variance
	(In millions)
Net cash provided by operating activities	$44.7	$50.5	$(5.8)
Net cash provided by investing activities	21.4	54.0	(32.6)
Net cash used in financing activities	(78.1)	(156.4)	78.3
Net decrease in cash and cash equivalents	$(12.0)	$(51.9)	$39.9

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

Cash provided by operating activities decreased $5.8 million to $44.7 million for the three months ended March 31, 2012 from $50.5 million for the three months ended March 31, 2011. The primary reason for the decrease in cash from operations is a decline in company operations segment profit as the result of the refranchising of 149 Applebee’s company-operated restaurants during the last fifteen months. Net changes in working capital provided cash of $19.6 million in both 2012 and 2011.

Investing Activities

Net cash provided by investing activities of $21.4 million for the three months ended March 31, 2012 was primarily attributable to $21.4 million in proceeds from sales of property and equipment and $3.4 million in principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $4.1 million in capital expenditures. Capital expenditures are expected to range between approximately $18 million and $20 million in fiscal 2012.

Financing Activities

Financing activities used net cash of $78.1 million for the three months ended March 31, 2012. Cash used in financing activities primarily consisted of $76.0 million in repayments of long-term debt and repayments of capital lease and financing obligations of $3.0 million. Of the long-term debt repayments, $70.5 million related to the repayment of Term Loans and $5.5 million related to the repurchase of $5.0 million face amount of Senior Notes at a $0.5 million premium to face value. Cash provided by financing activities primarily consisted of $2.0 million in proceeds from the exercise of stock options. We may continue to dedicate a portion of cash flow to opportunistic debt retirement and purchases of treasury stock.

Free Cash Flow

We define "free cash flow" for a given period as cash provided by operating activities, plus receipts from notes, equipment contracts and other long-term receivables (collectively, "long-term receivables"), less additions to property and equipment. We believe this information is helpful to investors to determine our cash available for general corporate and strategic purposes, including the retirement of long-term debt.

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Three Months Ended
	March 31,
	2012	2011	Variance
	(In millions)
Cash flows provided by operating activities	$44.7	$50.5	$(5.8)
Principal receipts from long-term receivables	3.4	3.4	—
Additions to property and equipment	(4.1)	(3.8)	(0.3)
Free cash flow	$44.0	$50.1	$(6.1)
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.

Dividends

Dividends representing the change in accreted value of our Series B Convertible Preferred Stock were $0.7 million for the three months ended March 31, 2012.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations and Commitments

There were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, other than the repayments of long-term debt noted under "Financing Activities" above.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. During the first three months of 2012, there were no significant changes in our estimates and critical accounting policies.

See Note 3, “Accounting Policies,” in the Notes to Consolidated Condensed Financial Statements for a discussion of recently adopted accounting standards and newly issued accounting standards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2011.

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

We believe we have meritorious defenses and intend to vigorously defend this case. An estimate of the possible loss or a range of the loss, if any, cannot be made and, therefore, we have not accrued a loss contingency related to this matter.

Item 1A.  Risk Factors.

There were no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
January 2 – January 29, 2012 (a)	77	$48.25	—	$23,830,346
January 30 – February 26, 2012 (a)	14,430	$52.21	—	$23,830,346
February 27 – April 1, 2012 (a)	1,972	$51.58	—	$23,830,346
Total	16,479	$52.11	—	$23,830,346
(a)  These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards.
(b)  On August 15, 2011 we announced that our Board of Directors authorized the repurchase of up to $45 million of DineEquity common stock. Repurchases are subject to prevailing market prices and may take place in open market transactions and in privately negotiated transactions, based on business, market, applicable legal requirements and other considerations. The program does not require the repurchase of a specific number of shares and may be terminated at any time.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine and Safety Disclosure.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 3.1 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the trailing twelve months ended March 31, 2012.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

May 1, 2012	BY:	/s/ Julia A. Stewart
(Date)		Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

May 1, 2012		/s/ Thomas W. Emrey
(Date)		Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

May 1, 2012		/s/ Greggory Kalvin
(Date)		Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)