Form 10-Q
period 2012-06-30
DineEquity, Inc
filed 2012-07-31
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2012
 OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2012
Common Stock, $0.01 par value	18,319,035

DineEquity, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,371	$60,691
Receivables, net	77,873	115,667
Inventories	12,056	12,031
Prepaid income taxes	5,721	13,922
Prepaid gift cards	29,352	36,643
Deferred income taxes	24,984	20,579
Assets held for sale	27,648	9,363
Other current assets	21,170	8,051
Total current assets	231,175	276,947
Long-term receivables	219,425	226,526
Property and equipment, net	435,582	474,154
Goodwill	697,470	697,470
Other intangible assets, net	815,577	822,361
Other assets, net	114,718	116,836
Total assets	$2,513,947	$2,614,294
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$7,420	$7,420
Accounts payable	28,532	29,013
Accrued employee compensation and benefits	19,106	26,191
Gift card liability	91,266	146,955
Accrued interest payable	12,437	12,537
Current maturities of capital lease and financing obligations	14,154	13,480
Other accrued expenses	23,431	22,048
Total current liabilities	196,346	257,644
Long-term debt, less current maturities	1,338,819	1,411,448
Financing obligations, less current maturities	151,638	162,658
Capital lease obligations, less current maturities	129,070	134,407
Deferred income taxes	372,246	383,810
Other liabilities	109,185	109,107
Total liabilities	2,297,304	2,459,074
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, Series B, at accreted value, shares:10,000,000 authorized; 35,000 issued; June 30, 2012 and December 31, 2011 - 34,900 outstanding	45,853	44,508
Common stock, $0.01 par value, shares: 40,000,000 authorized; June 30, 2012 - 24,636,137 issued, 18,326,803 outstanding; December 31, 2011 - 24,658,985 issued,18,060,206 outstanding	246	247
Additional paid-in-capital	209,737	205,663
Retained earnings	243,806	196,869
Accumulated other comprehensive loss	(155)	(294)
Treasury stock, at cost; shares: June 30, 2012 - 6,309,334; December 31, 2011 - 6,598,779	(282,844)	(291,773)
Total stockholders’ equity	216,643	155,220
Total liabilities and stockholders’ equity	$2,513,947	$2,614,294

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Segment Revenues:
Franchise revenues	$102,459	$98,551	$210,868	$203,103
Company restaurant sales	93,802	134,634	194,687	289,337
Rental revenues	29,171	31,624	61,176	63,840
Financing revenues	3,959	3,529	8,242	12,258
Total segment revenues	229,391	268,338	474,973	568,538
Segment Expenses:
Franchise expenses	26,346	26,207	53,978	53,650
Company restaurant expenses	79,574	117,279	163,757	249,045
Rental expenses	24,301	24,566	48,838	49,213
Financing expenses	916	1	1,571	5,576
Total segment expenses	131,137	168,053	268,144	357,484
Gross segment profit	98,254	100,285	206,829	211,054
General and administrative expenses	37,239	38,450	76,871	76,419
Interest expense	29,650	32,867	59,871	69,173
Impairment and closure charges	122	21,816	844	26,754
Amortization of intangible assets	3,075	3,075	6,150	6,150
Loss (gain) on disposition of assets	741	1,291	(15,992)	(22,463)
Loss on extinguishment of debt	—	939	2,611	7,885
Debt modification costs	—	10	—	4,124
Income before income taxes	27,427	1,837	76,474	43,012
Provision for income taxes	(10,489)	(1,489)	(28,192)	(12,965)
Net income	16,938	348	48,282	30,047
Other comprehensive income:
Adjustment to unrealized loss on available-for-sale investments	—	—	140	—
Foreign currency translation adjustment	(3)	(1)	(1)	20
Total comprehensive income	$16,935	$347	$48,421	$30,067
Net income available to common stockholders:
Net income	$16,938	$348	$48,282	$30,047
Less: Accretion of Series B preferred stock	(677)	(639)	(1,345)	(1,268)
Less: Net income allocated to unvested participating restricted stock	(388)	7	(1,169)	(846)
Net income (loss) available to common stockholders	$15,873	$(284)	$45,768	$27,933
Net income (loss) available to common stockholders per share:
Basic	$0.89	$(0.02)	$2.57	$1.56
Diluted	$0.88	$(0.02)	$2.52	$1.53
Weighted average shares outstanding:
Basic	17,890	18,072	17,786	17,884
Diluted	18,138	18,072	18,731	18,280

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$48,282	$30,047
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	20,956	26,339
Non-cash interest expense	3,045	2,988
Loss on extinguishment of debt	2,611	7,885
Impairment and closure charges	571	26,540
Deferred income taxes	(15,969)	(2,592)
Non-cash stock-based compensation expense	6,573	5,063
Tax benefit from stock-based compensation	4,653	6,021
Excess tax benefit from share-based compensation	(2,820)	(5,687)
Gain on disposition of assets	(15,992)	(22,463)
Other	894	116
Changes in operating assets and liabilities:
Receivables	38,598	26,337
Inventories	(325)	(1,053)
Prepaid expenses	(2,058)	4,067
Current income tax receivables and payables	7,414	22,052
Accounts payable	69	(8,042)
Accrued employee compensation and benefits	(7,084)	(10,955)
Gift card liability	(55,690)	(49,183)
Other accrued expenses	2,628	(9,292)
Cash flows provided by operating activities	36,356	48,188
Cash flows from investing activities:
Additions to property and equipment	(10,650)	(13,510)
Proceeds from sale of property and equipment and assets held for sale	21,500	55,494
Principal receipts from notes, equipment contracts and other long-term receivables	6,577	7,055
Other	(760)	(574)
Cash flows provided by investing activities	16,667	48,465
Cash flows from financing activities:
Borrowings under revolving credit facilities	35,000	25,000
Repayments under revolving credit facilities	(35,000)	(25,000)
Repayment of long-term debt (including premiums)	(76,037)	(153,437)
Principal payments on capital lease and financing obligations	(6,125)	(6,764)
Payment of debt modification and issuance costs	—	(12,316)
Repurchase of restricted stock	(1,344)	(4,742)
Proceeds from stock options exercised	3,120	6,240
Excess tax benefit from share-based compensation	2,820	5,687
Change in restricted cash	(3,777)	1,492
Other	—	(600)
Cash flows used in financing activities	(81,343)	(164,440)
Net change in cash and cash equivalents	(28,320)	(67,787)
Cash and cash equivalents at beginning of period	60,691	102,309
Cash and cash equivalents at end of period	$32,371	$34,522
Supplemental disclosures:
Interest paid in cash	$65,040	$79,482
Income taxes paid in cash	$34,061	$11,071

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2012.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters are reported as ending on March 31, June 30, September 30 and December 31. The first and second fiscal quarters of 2012 ended on April 1, 2012 and July 1, 2012, respectively; the first and second fiscal quarters of 2011 ended on April 3, 2011 and July 3, 2011, respectively.

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

Restricted Assets

Restricted Cash
The Company receives funds from Applebee's franchisees pursuant to franchise agreements, usage of which is restricted to advertising activities. Cash balances restricted for this purpose as of June 30, 2012 and December 31, 2011 totaled $4.9 million and $1.2 million, respectively. The balances were included as other current assets in the consolidated balance sheets.
Other Restricted Assets
As of June 30, 2012 and December 31, 2011, restricted assets related to a captive insurance subsidiary totaled $3.8 million and $3.6 million, respectively, and were included in other assets in the consolidated balance sheets. The captive insurance subsidiary, which has not underwritten coverage since January 2006, was formed to provide insurance coverage to Applebee's and its franchisees. These restricted assets were primarily investments, use of which is restricted to the payment of insurance claims for incidents that occurred during the period coverage had been provided.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

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

Newly Issued Accounting Standards

The Company reviewed all significant newly issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the consolidated financial statements as a result of future adoption.

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

During the six months ended June 30, 2012, the Company completed the refranchising and sale of related restaurant assets of the 17 Applebee's company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee. In April 2012, the Company entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 39 Applebee's company-operated restaurants located in Virginia. In May 2012, the Company entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 33 Applebee's company-operated restaurants located primarily in Missouri and Indiana. Accordingly, $23.7 million, representing the net book value of the assets related to these 72 restaurants, was transferred to assets held for sale.

Assets held for sale at June 30, 2012 of $27.6 million was comprised of 72 Applebee's company-operated restaurants located primarily in Virginia, Missouri and Indiana, one parcel of land on which a refranchised Applebee's formerly company-operated restaurant is situated and three parcels of land previously intended for future restaurant development.

The following table summarizes changes in assets held for sale during the six months ended June 30, 2012:

(In millions)
Balance, December 31, 2011	$9.4
Assets transferred to held for sale	23.7
Assets sold	(5.1)
Other	(0.4)
Balance, June 30, 2012	$27.6

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

5. Long-Term Debt

Long-term debt consisted of the following components:

	June 30, 2012	December 31, 2011
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 4.25% as of June 30, 2012 and December 31, 2011	$612.0	$682.5
Senior Notes due October 2018, at a fixed rate of 9.5%	760.8	765.8
Discount	(26.6)	(29.5)
Total long-term debt	1,346.2	1,418.8
Less current maturities	(7.4)	(7.4)
Long-term debt, less current maturities	$1,338.8	$1,411.4

For a description of the respective instruments, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Debt Modification Costs

On February 25, 2011, the Company entered into Amendment No. 1 (the ''Amendment'') to the Credit Agreement dated as of October 8, 2010. For a description of the Amendment, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Fees of $4.1 million paid to third parties in connection with the Amendment were included as “Debt modification costs” in the Consolidated Statement of Income for the six months ended June 30, 2011.

Loss on Extinguishment of Debt

During the six months ended June 30, 2012 and 2011, the Company recognized the following losses on the extinguishment of debt:

Quarter Ended	Instrument Repaid/Retired	Face Amount Repaid/Retired	Cash Paid	Loss (1)
		(In millions)
March 2012	Term Loans	$70.5	$70.5	$1.9
March 2012	Senior Notes	5.0	5.5	0.7
	Total 2012	75.5	76.0	2.6

March 2011	Term Loans	$110.0	$110.0	$2.7
March 2011	Senior Notes	32.3	35.3	4.3
June 2011	Senior Notes	7.5	8.2	0.9
	Total 2011	$149.8	$153.5	$7.9

(1) Including write-off of the discount and deferred financing costs related to the debt retired.

Compliance with Covenants and Restrictions

The Company was in compliance with all the covenants and restrictions related to its Senior Secured Credit Facility and Senior Notes as of June 30, 2012.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6. Financing Obligations

As of June 30, 2012, future minimum lease payments under financing obligations during the initial terms of the leases related to sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
Remainder of 2012	$7.2	(1)
2013	17.4
2014	17.6
2015	19.0	(1)
2016	17.6
Thereafter	207.5
Total minimum lease payments	286.3
Less interest	(130.9)
Total financing obligations	155.4
Less current portion	(3.8)	(2)
Long-term financing obligations	$151.6

(1)     Due to the varying closing dates of the Company’s fiscal years, 11 monthly payments will be made in fiscal 2012 and 13 monthly payments will be made in fiscal 2015.
(2)     Included in “current maturities of capital lease and financing obligations” on the consolidated balance sheet.

During the six months ended June 30, 2012, the Company’s continuing involvement with six properties subject to financing obligations was ended by assignment of the lease obligations to a qualified franchisee. As a result, the Company’s financing obligations were reduced by $9.2 million.

7. Impairment and Closure Charges

The Company assesses tangible long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The following table summarizes the components of impairment and closure charges for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Impairment and closure charges:
Impairment	$—	$0.3	$0.3	$4.8
Lenexa lease termination	—	21.3	—	21.3
Closure charges	0.1	0.2	0.5	0.7
Total impairment and closure charges	$0.1	$21.8	$0.8	$26.8

Impairment and closure charges for the six months ended June 30, 2012 totaled $0.8 million. The impairment charge related to a parcel of land previously intended for future restaurant development. Closure charges related to several individually insignificant franchise restaurant closures.

Impairment and closure charges for the six months ended June 30, 2011 totaled $26.8 million and primarily related to termination of the Company's sublease of the commercial space previously occupied by the Applebee's Restaurant Support Center in Lenexa, Kansas. The Company recognized $21.3 million for the termination fee and other closing costs in the second quarter of 2011. The Company recognized a $4.5 million impairment charge in the quarter ended March 31, 2011 related to furniture, fixtures and leasehold improvements at the facility whose book value was not realizable as the result of the termination of the sublease. Closure charges related to several individually insignificant franchise restaurant closures.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Income Taxes

The effective tax rate was 36.9% for the six months ended June 30, 2012 as compared to 30.1% for the six months ended June 30, 2011. The effective tax rate in the prior year was lower due to the release of liabilities for unrecognized tax benefits related to gift card income deferral as a result of the issuance of guidance by the U.S. Internal Revenue Service.

At June 30, 2012, the Company had a liability for unrecognized tax benefits, including potential interest and penalties net of related tax benefit, totaling $7.9 million, of which approximately $1.2 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

As of June 30, 2012, accrued interest and penalties were $2.6 million and $0.4 million, respectively, excluding any related income tax benefits. As of December 31, 2011, accrued interest and penalties were $3.0 million and $0.3 million, respectively, excluding any related income tax benefits. The decrease of $0.4 million of accrued interest is primarily related to the decrease of unrecognized tax benefits due to settlements with taxing authorities, partially offset by the accrual of interest during the six months ended June 30, 2012. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense, which is recognized in the Consolidated Statements of Income.

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

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Pre-tax compensation expense	$2.5	$3.3	$7.0	$6.4
Tax provision	(1.0)	(1.3)	(2.7)	(2.5)
Total stock-based compensation expense, net of tax	$1.5	$2.0	$4.3	$3.9

As of June 30, 2012, total unrecognized compensation cost (including estimated forfeitures) of $12.2 million related to restricted stock and restricted stock units and $10.6 million related to stock options is expected to be recognized over a weighted average period of 1.2 years for restricted stock and restricted stock units and 1.1 years for stock options.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

The estimated fair values of the options granted during the six months ended June 30, 2012 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	0.86%
Weighted average historical volatility	83.6%
Dividend yield	—
Expected years until exercise	4.66
Forfeitures	11.0%
Weighted average fair value of options granted	$33.11

Option balances as of June 30, 2012 and activity related to the Company’s stock options during the six months then ended were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,318,640	$32.06
Granted	147,674	$51.63
Exercised	(212,308)	$15.94
Forfeited	(24,775)	$39.09
Outstanding at June 30, 2012	1,229,231	$37.05	6.87	$13,145,000
Vested at June 30, 2012 and Expected to Vest	1,173,783	$36.48	6.76	$12,991,000
Exercisable at June 30, 2012	780,398	$31.89	5.8	$11,172,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the second quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

A summary of restricted stock activity for the six months ended June 30, 2012 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	486,533	$31.25	18,000	$29.32
Granted	120,123	$51.85	19,152	$52.23
Released	(154,903)	$11.03	(3,910)	$40.58
Forfeited	(36,976)	$40.90	—	—
Outstanding at June 30, 2012	414,777	$43.72	33,242	$41.19

The Company has issued 44,957 shares of cash-settled restricted stock units to members of the Board of Directors, of which 37,184 were outstanding at June 30, 2012. As these instruments can only be settled in cash, they are recorded as liabilities based on the closing price of the Company’s common stock as of June 30, 2012. For the six months ended June 30, 2012 and 2011, $0.2 million and $0.8 million, respectively, were included in pretax stock-based compensation expense for the cash-settled restricted stock units.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Segments

The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of June 30, 2012, the franchise operations segment consisted of (i) 1,858 restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 15 countries outside the United States; and (ii) 1,540 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and three countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

As of June 30, 2012, the company restaurant operations segment consisted of 160 Applebee’s company-operated restaurants and 17 IHOP company-operated restaurants, all located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

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

Information on segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Revenues from External Customers
Franchise operations	$102.5	$98.6	$210.9	$203.1
Company restaurants	93.8	134.6	194.7	289.3
Rental operations	29.1	31.6	61.2	63.8
Financing operations	4.0	3.5	8.2	12.3
Total	$229.4	$268.3	$475.0	$568.5
Interest Expense
Company restaurants	$0.1	$0.1	$0.2	$0.3
Rental operations	4.3	4.5	8.6	9.2
Corporate	29.7	32.9	59.9	69.2
Total	$34.1	$37.5	$68.7	$78.7
Depreciation and amortization
Franchise operations	$2.5	$2.6	$4.9	$5.1
Company restaurants	2.3	4.6	4.7	9.5
Rental operations	3.4	3.5	6.9	7.1
Corporate	2.3	2.4	4.5	4.6
Total	$10.5	$13.1	$21.0	$26.3
Income (loss) before income taxes
Franchise operations	$76.2	$72.4	$156.9	$149.4
Company restaurants	14.2	17.3	30.9	40.3
Rental operations	4.8	7.0	12.3	14.6
Financing operations	3.1	3.6	6.7	6.7
Corporate	(70.9)	(98.5)	(130.3)	(168.0)
Total	$27.4	$1.8	$76.5	$43.0

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11. Net Income (Loss) per Share

The computation of the Company’s basic and diluted net income (loss) per share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator for basic and dilutive income - per common share:
Net income	$16,938	$348	$48,282	$30,047
Less: Accretion of Series B Preferred Stock	(677)	(639)	(1,345)	(1,268)
Less: Net income allocated to unvested participating restricted stock	(388)	7	(1,169)	(846)
Net income (loss) available to common stockholders - basic	15,873	(284)	45,768	27,933
Effect of unvested participating restricted stock in two-class calculation	5	—	58	17
Accretion of Series B Preferred Stock	—	—	1,345	—
Net income (loss) available to common stockholders - diluted	$15,878	$(284)	$47,171	$27,950
Denominator:
Weighted average outstanding shares of common stock - basic	17,890	18,072	17,786	17,884
Dilutive effect of:
Stock options	248	—	282	396
Series B Preferred Stock	—	—	663	—
Weighted average outstanding shares of common stock - diluted	18,138	18,072	18,731	18,280
Net income (loss) per common share:
Basic	$0.89	$(0.02)	$2.57	$1.56
Diluted	$0.88	$(0.02)	$2.52	$1.53
For the three months ended June 30, 2012 and the six months ended June 30, 2011, the diluted income per common share was computed excluding 662,500 and 624,000 shares, respectively, of common stock equivalents from the conversion of Series B Preferred Stock that were antidilutive. For the three months ended June 30, 2011, the diluted loss per common share was computed excluding 965,000 shares of common stock equivalents that were antidilutive.
12. Fair Value Measurements
The Company does not have a material amount of financial instruments that are required under U.S. GAAP to be measured on a recurring basis at fair value. The Company does not have a material amount of non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company has not elected to use fair value measurement, as provided under U.S. GAAP, for any assets or liabilities for which fair value measurement is not presently required.

The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate the carrying amounts due to their short duration.

The fair values of non-current financial liabilities at June 30, 2012 and December 31, 2011, determined based on Level 2 inputs, were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, less current maturities	$1,338.8	$1,438.4	$1,411.4	$1,486.2

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Commitments and Contingencies

Litigation, Claims and Disputes

The Company is subject to various lawsuits, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. The Company is required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of the Company's litigation are expensed as such fees and expenses are incurred. Management regularly assesses the Company's insurance deductibles, analyzes litigation information with the Company's attorneys and evaluates its loss experience in connection with pending legal proceedings. While the Company does not presently believe that any of the legal proceedings to which the Company is currently a party will ultimately have a material adverse impact upon the Company, there can be no assurance that the Company will prevail in all the proceedings the Company is party to, or that the Company will not incur material losses from them.

Gerald Fast v. Applebee's

The Company is currently defending a collective action in United States District Court for the Western District of Missouri, Central Division filed on July 14, 2006 under the Fair Labor Standards Act, Gerald Fast v. Applebee's International, Inc., in which named plaintiffs claim that tipped servers and bartenders in Applebee's company-operated restaurants spend more than 20% of their time performing general preparation and maintenance duties, or “non-tipped work,” for which they should be compensated at the minimum wage. On June 19, 2007, the court granted conditional certification of a nationwide class of servers and bartenders who had worked in Applebee's company-operated restaurants since June 19, 2004. As of February 2008, there were 5,540 potential class members who had opted into the collective action. Under this action, plaintiffs currently are seeking unpaid wages and other relief of up to $17 million plus plaintiffs' attorneys' fees and expenses. The bench trial is currently scheduled to begin on September 10, 2012.

The Company believes it has meritorious defenses and intends to vigorously defend this case. Due to the inherent uncertainty in litigation, however, there can be no guarantee that the Company ultimately will be successful. Substantial losses from or costs related to this legal proceeding could have a material impact on the Company. As of June 30, 2012, the Company had not accrued a loss contingency related to this matter. Given the uncertainty of the potential outcome, the Company is also unable to estimate, for financial reporting purposes, a reasonably possible loss or a range of reasonably possible losses for this matter.

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $370.4 million as of June 30, 2012. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2012 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of June 30, 2012.

14.  Consolidating Financial Information

Certain of the Company's subsidiaries have guaranteed the Company's obligations under the Senior Secured Credit Facility. The following presents the condensed consolidating financial information separately for: (i) the parent Company, the issuer of the guaranteed obligations; (ii) the guarantor subsidiaries, on a combined basis, as specified in the Credit Agreement; (iii) the non-guarantor subsidiaries, on a combined basis; (iv) consolidating eliminations and reclassifications; and (v) DineEquity, Inc. and Subsidiaries, on a consolidated basis.

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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Balance Sheet
June 30, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$31.9	$0.5	$—	$32.4
Receivables, net	0.9	84.9	0.1	(8.0)	77.9
Inventories	—	12.1	—	—	12.1
Prepaid expenses and other current assets	118.5	48.8	—	(111.1)	56.2
Deferred income taxes	2.3	22.4	0.3	—	25.0
Assets held for sale	—	25.8	1.8	—	27.6
Intercompany	(283.6)	278.0	5.6	—	—
Total current assets	(161.9)	503.9	8.3	(119.1)	231.2
Long-term receivables	—	219.4	—	—	219.4
Property and equipment, net	24.3	411.3	—	—	435.6
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	815.6	—	—	815.6
Other assets, net	20.9	93.7	—	—	114.6
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,580.9	$2,741.4	$8.3	$(1,816.7)	$2,513.9
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$15.4	$—	$—	$(8.0)	$7.4
Accounts payable	2.2	26.3	—	—	28.5
Accrued employee compensation and benefits	4.6	14.5	—		19.1
Gift card liability	—	91.3	—		91.3
Income taxes payable	(23.9)	135.0	—	(111.1)	—
Other accrued expenses	15.0	34.7	0.3		50.0
Total current liabilities	13.3	301.8	0.3	(119.1)	196.3
Long-term debt	1,338.8	—	—		1,338.8
Financing obligations	—	151.6	—		151.6
Capital lease obligations	—	129.1	—		129.1
Deferred income taxes	6.5	366.0	(0.3)	—	372.2
Other liabilities	5.5	102.9	0.9		109.3
Total liabilities	1,364.1	1,051.4	0.9	(119.1)	2,297.3
Total stockholders’ equity	216.8	1,690.0	7.4	(1,697.6)	216.6
Total liabilities and stockholders’ equity	$1,580.9	$2,741.4	$8.3	$(1,816.7)	$2,513.9
(1) Supplemental statements presented in millions may not add due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Balance Sheet
December 31, 2011
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$9.9	$50.4	$0.4	$—	$60.7
Receivables, net	0.6	121.0	0.1	(6.0)	115.7
Inventories	—	12.0	—	—	12.0
Prepaid expenses and other current assets	85.3	44.6	—	(71.3)	58.6
Deferred income taxes	1.5	19.0	0.1	—	20.6
Assets held for sale	—	7.3	2.1	—	9.4
Intercompany	(300.2)	294.5	5.7	—	—
Total current assets	(202.9)	548.7	8.4	(77.3)	276.9
Long-term receivables	—	226.5	—	—	226.5
Property and equipment, net	24.6	449.6	—	—	474.2
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	822.4	—	—	822.4
Other assets, net	23.2	93.5	0.1	—	116.8
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,542.5	$2,838.2	$8.5	$(1,774.9)	$2,614.3
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$13.4	$—	$—	$(6.0)	$7.4
Accounts payable	2.8	26.2	—	—	29.0
Accrued employee compensation and benefits	6.7	19.5	—	—	26.2
Gift card liability	—	147.0	—	—	147.0
Other accrued expenses	(61.6)	180.6	0.4	(71.3)	48.1
Total current liabilities	(38.7)	373.3	0.4	(77.3)	257.6
Long-term debt	1,411.4	—	—	—	1,411.4
Financing obligations	—	162.7	—	—	162.7
Capital lease obligations	—	134.4	—	—	134.4
Deferred income taxes	8.9	375.3	(0.4)	—	383.8
Other liabilities	5.4	102.6	1.1	—	109.1
Total liabilities	1,387.0	1,148.3	1.1	(77.3)	2,459.1
Total stockholders’ equity	155.5	1,689.9	7.4	(1,697.6)	155.2
Total liabilities and stockholders’ equity	$1,542.5	$2,838.2	$8.5	$(1,774.9)	$2,614.3
(1) Supplemental statements presented in millions may not add due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$0.6	$101.6	$0.3	$—	$102.5
Restaurant sales	—	93.8	—	—	93.8
Rental revenues	—	29.2	—	—	29.1
Financing revenues	—	4.0	—	—	4.0
Total revenue	0.6	228.6	0.3	—	229.4
Franchise expenses	0.6	25.7	—	—	26.3
Restaurant expenses	—	79.6	—	—	79.6
Rental expenses	—	24.3	—	—	24.3
Financing expenses	—	0.9	—	—	0.9
General and administrative	6.1	30.6	0.5	—	37.2
Interest expense	27.0	2.7	—	—	29.7
Impairment and closure	—	0.1	—	—	0.1
Amortization of intangible assets	—	3.1	—	—	3.1
Loss (gain) on disposition of assets	—	1.2	(0.4)	—	0.7
Loss on extinguishment of debt	—	—	—	—	—
Intercompany dividend	(37.0)	—	—	37.0	—
Income (loss) before income taxes	3.9	60.4	0.2	(37.0)	27.4
Benefit (provision) for income taxes	12.8	(23.3)	—	—	(10.5)
Net (loss) income	$16.9	$36.9	$0.1	$(37.0)	$16.9
Total comprehensive income	$16.9	$36.9	$0.1	$(37.0)	$16.9

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2011
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$0.6	$97.7	$0.2	$—	$98.6
Restaurant sales	—	134.3	0.4	—	134.6
Rental revenues	—	31.6	—	—	31.6
Financing revenues	—	3.5	—	—	3.5
Total revenue	0.6	267.1	0.6	—	268.3
Franchise expenses	0.5	25.7	—	—	26.2
Restaurant expenses	—	117.1	0.2	—	117.3
Rental expenses	—	24.6	—	—	24.6
Financing expenses	—	—	—	—	—
General and administrative	6.1	31.7	0.6	—	38.4
Interest expense	28.7	4.2	—	—	32.9
Impairment and closure	—	21.8	—	—	21.8
Amortization of intangible assets	—	3.1	—	—	3.1
Loss on disposition of assets	—	1.2	0.1	—	1.3
Loss on extinguishment of debt	0.9	—	—	—	0.9
Debt modification costs	—	—	—	—	—
Other (income) expense	30.4	43.8	(0.5)	(73.7)	—
Income (loss) before income taxes	(66.0)	(6.1)	0.2	73.7	1.8
Benefit (provision) for income taxes	13.8	(15.1)	(0.1)	—	(1.5)
Net (loss) income	$(52.2)	$(21.2)	$0.2	$73.7	$0.3
Total comprehensive income	$(52.2)	$(21.2)	$0.2	$73.7	$0.3
(1) Supplemental statements presented in millions may not add due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$1.3	$209.1	$0.5	$—	$210.9
Restaurant sales	—	194.7	—	—	194.7
Rental revenues	—	61.2	—	—	61.2
Financing revenues	—	8.2	—	—	8.3
Total revenue	1.3	473.2	0.5	—	475.0
Franchise expenses	1.2	52.8	—	—	54.0
Restaurant expenses	—	163.8	—	—	163.8
Rental expenses	—	48.8	—	—	48.9
Financing expenses	—	1.6	—	—	1.6
General and administrative	13.1	62.7	1.0	—	76.9
Interest expense	54.4	5.5	—	—	59.9
Impairment and closure	—	0.4	0.4	—	0.8
Amortization of intangible assets	—	6.2	—	—	6.2
Gain on disposition of assets	—	(15.2)	(0.8)	—	(16.0)
Loss on extinguishment of debt	2.6	—	—	—	2.6
Intercompany dividend	(91.1)	—	—	91.1	—
Income (loss) before income taxes	21.1	146.6	(0.1)	(91.1)	76.5
Benefit (provision) for income taxes	27.2	(55.3)	—	—	(28.2)
Net (loss) income	$48.3	$91.3	$(0.1)	$(91.1)	$48.3
Total comprehensive income	$48.2	$91.4	$(0.1)	$(91.1)	$48.4

Supplemental Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2011
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$1.3	$201.3	$0.5	$—	$203.1
Restaurant sales	—	288.5	0.8	—	289.3
Rental revenues	—	63.8	—	—	63.8
Financing revenues	—	12.3	—	—	12.3
Total revenue	1.3	565.9	1.3	—	568.5
Franchise expenses	1.0	52.7	—	—	53.7
Restaurant expenses	—	248.6	0.4	—	249.0
Rental expenses	—	49.2	—	—	49.2
Financing expenses	—	5.6	—	—	5.6
General and administrative	13.6	61.6	1.2	—	76.4
Interest expense	61.0	8.1	—	—	69.2
Impairment and closure	—	26.7	0.1	—	26.8
Amortization of intangible assets	—	6.2		—	6.2
Gain on disposition of assets	—	(22.5)	—	—	(22.5)
Loss on extinguishment of debt	7.9	—		—	7.9
Debt modification costs	4.1	—	—	—	4.1
Other (income) expense	14.3	20.5	(0.9)	(33.9)	—
Income (loss) before income taxes	(100.6)	109.2	0.5	33.9	43.0
Benefit (provision) for income taxes	33.4	(46.2)	(0.2)	—	(13.0)
Net (loss) income	$(67.2)	$63.0	$0.3	$33.9	$30.0
Total comprehensive income	$(67.2)	$63.1	$0.3	$33.9	$30.0
(1) Supplemental statements presented in millions may not add due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(64.9)	$101.1	$0.2	—	$36.4
Investing cash flows
Additions to property and equipment	(3.0)	(7.7)	—		(10.7)
Principal receipts from long-term receivables	—	6.6	—	—	6.6
Proceeds from sale of assets	—	21.5	—	—	21.5
Other	—	(0.8)	—	—	(0.8)
Cash flows provided by (used in) investing activities	(3.0)	19.6	—	—	16.6
Financing cash flows
Revolving credit borrowings	35.0	—	—	—	35.0
Revolving credit repayments	(35.0)	—	—	—	(35.0)
Payment of debt	(76.0)	(6.1)	—	—	(82.2)
Payment of debt issuance costs	—	—	—	—	—
Purchase of common stock	—	—	—	—	—
Restricted cash	—	(3.8)	—	—	(3.8)
Other	3.9	0.7	—	—	4.6
Intercompany transfers	130.1	(130.0)	(0.1)	—	—
Cash flows provided by (used in) financing activities	58.0	(139.2)	(0.1)	—	(81.3)
Net change	(9.9)	(18.5)	0.1	—	(28.3)
Beginning cash and equivalents	9.9	50.4	0.4	—	60.7
Ending cash and equivalents	$—	$31.9	$0.5	—	$32.4

Supplemental Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2011
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(79.7)	$127.4	$0.5	—	$48.2
Investing cash flows
Additions to property and equipment	(4.0)	(9.5)	—	—	(13.5)
Principal receipts from long-term receivables	—	7.1	—	—	7.1
Proceeds from sale of assets	—	55.5	—	—	55.5
Other	—	(0.6)	—	—	(0.6)
Cash flows provided by (used in) investing activities	(4.0)	52.5	—	—	48.5
Financing cash flows
Revolving credit borrowings	25.0	—	—	—	25.0
Revolving credit repayments	(25.0)				(25.0)
Payment of debt	(153.4)	(6.8)	—	—	(160.2)
Payment of debt issuance costs	(12.3)	—	—	—	(12.3)
Restricted cash	—	1.5	—	—	1.5
Other	6.2	0.3	—	—	6.5
Intercompany transfers	226.6	(225.0)	(1.6)	—	—
Cash flows provided by (used in) financing activities	67.1	(230.0)	(1.6)	—	(164.5)
Net change	(16.6)	(50.1)	(1.1)	—	(67.8)
Beginning cash and equivalents	23.4	77.3	1.6	—	102.3
Ending cash and equivalents	$6.8	$27.2	$0.5	—	$34.5
(1) Supplemental statements presented in millions may not add due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

15. Subsequent Events

On July 20, 2012, the Company entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 65 Applebee's company-operated restaurants located in Michigan. This transaction is expected to close by the end of fiscal 2012. A gain will be recognized upon the close of the transaction.

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

Domestically, IHOP restaurants are located in all 50 states and the District of Columbia while Applebee's restaurants are located in every state except Hawaii. Internationally, IHOP restaurants are located in two United States territories and three foreign countries; Applebee's restaurants are located in one United States territory and 15 foreign countries. With over 3,500 franchised and company-operated restaurants combined, we are one of the largest full-service restaurant companies in the world.

Franchise Business Model
As of June 30, 2012, our system-wide restaurant portfolio was 95.0% franchised and consisted of the following:

	June 30, 2012
	Applebee's	IHOP	Total
Domestic:
Franchise/area license restaurants	1,710	1,503	3,213
Company-operated restaurants	160	17	177
International:
Franchise/area license restaurants	148	37	185
Total	2,018	1,557	3,575
Percentage franchised	92.1%	98.9%	95.0%

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
During the six months ended June 30, 2012, we completed the refranchising and sale of related restaurant assets of 17 Applebee's company-operated restaurants in a six-state market area geographically centered around Memphis, Tennessee. In April 2012, we entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 39 Applebee's company-operated restaurants located in Virginia. In May 2012, we entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 33 Applebee's company-operated restaurants located primarily in Missouri and Indiana. In July, 2012, we entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 65 Applebee's company-operated restaurants located in Michigan. All of these transactions are expected to close by the end of fiscal 2012. Upon consummation of these transactions, we will have refranchised all Applebee's company-operated restaurants, except for 23 restaurants in the Kansas City area that will be retained as a Company market; upon consummation of these transactions, 99% of DineEquity's restaurants will be franchised.
Key Performance Indicators
In evaluating and assessing the performance of our business units, we consider our key operating performance indicators to be: (i) percentage change in domestic system-wide same-restaurant sales for Applebee's and IHOP; (ii) net franchise restaurant development and restaurants refranchised for Applebee's and IHOP; and (iii) Applebee's company-operated restaurant operating margin. An overview of these metrics for the six months ended June 30, 2012 is as follows:

	Applebee's	IHOP
Percentage change in system-wide domestic same-restaurant sales	1.0%	(0.9)%
Net Franchise restaurant development	(1)	7
Restaurants refranchised	17	4
Restaurant operating margin	17.3%	n/a
n/a - not applicable given relatively small number and test-market nature of IHOP company restaurants
We consider cash from operations and free cash flow (cash provided by operating activities, plus receipts from notes, equipment contracts and other long-term receivables, less additions to property and equipment) to be key indicators of consolidated performance. Cash from operations and free cash flow for the six months ended June 30, 2012 were $36.4 million and $32.3 million, respectively.
Additional information on each of these metrics is presented under the captions "Restaurant Data," "Restaurant Development Activity," "Company Restaurant Operations" and "Liquidity and Capital Resources" that follow.

Restaurant Data

The following table sets forth, for the three and six months ended June 30, 2012 and 2011, the number of effective restaurants in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, as well as rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)
Applebee's Restaurant Data
Effective restaurants(a)
Franchise	1,859	1,767	1,857	1,753
Company	160	244	161	257
Total	2,019	2,011	2,018	2,010
System-wide(b)
Sales percentage change(c)	1.2%	3.8%	1.4%	4.1%
Domestic same-restaurant sales percentage change(d)	0.7%	3.1%	1.0%	3.5%
Franchise(b)(f)
Sales percentage change(c)	5.5%	13.5%	6.4%	13.3%
Domestic same-restaurant sales percentage change(d)	0.5%	3.5%	0.8%	3.9%
Average weekly domestic unit sales (in thousands)	$46.9	$46.8	$48.5	$48.5
Company (f)
Sales percentage change(c)	(31.8)%	(36.9)%	(34.2)%	(34.1)%
Same-restaurant sales percentage change(d)	3.1%	0.7%	3.5%	0.7%
Average weekly domestic unit sales (in thousands)	$42.7	$41.1	$43.9	$41.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)
IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,377	1,339	1,375	1,334
Area license	164	163	164	164
Company	14	10	13	10
Total	1,555	1,512	1,552	1,508
System-wide(b)
Sales percentage change(c)	1.9%	1.1%	2.4%	1.2%
Domestic same-restaurant sales percentage change(d)	(1.4)%	(2.9)%	(0.9)%	(2.8)%
Franchise(b)
Sales percentage change(c)	1.7%	0.9%	2.2%	1.2%
Domestic same-restaurant sales percentage change(d)	(1.3)%	(2.8)%	(0.8)%	(2.8)%
Average weekly domestic unit sales (in thousands)	$33.8	$34.2	$34.4	$34.7

Company (e)	n/a	n/a	n/a	n/a

Area License(b)
Sales percentage change(c)	3.2%	3.0%	3.3%	1.6%

(a)   “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)   “System-wide” sales are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. Applebee's domestic franchise restaurant sales, IHOP franchise restaurant sales and IHOP area license restaurant sales for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Reported sales (unaudited)
Applebee's franchise restaurant sales	$1,042.5	$987.7	$2,154.0	$2,024.5
IHOP franchise restaurant sales	$604.8	$594.8	$1,229.8	$1,202.8
IHOP area license restaurant sales	$58.5	$56.6	$120.8	$116.9

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

(e)   Sales percentage change and same-restaurant sales percentage change for IHOP company-operated restaurants are not applicable (“n/a”) due to the relatively small number and test-market nature of the restaurants, along with the periodic inclusion of restaurants reacquired from franchisees that are temporarily operated by the Company in the sales percentage change.

(f)   The sales percentage change for the three and six months ended June 30, 2012 and 2011 for Applebee’s franchise and company-operated restaurants was impacted by the refranchising of 17 company-operated restaurants in 2012 and 132 company-operated restaurants during 2011.

Restaurant Development Activity

The following table summarizes Applebee’s restaurant development and franchising activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)
Applebee’s Restaurant Development Activity
Beginning of period	2,021	2,011	2,019	2,010
New openings
Franchise	3	5	9	8
Total new openings	3	5	9	8
Closings
Franchise	(6)	(4)	(10)	(6)
Total closings	(6)	(4)	(10)	(6)
End of period	2,018	2,012	2,018	2,012
Summary - end of period
Franchise	1,858	1,768	1,858	1,768
Company	160	244	160	244
Total	2,018	2,012	2,018	2,012
Restaurant Franchising Activity
Domestic franchise openings	2	3	3	6
International franchise openings	1	2	6	2
Refranchised	—	—	17	65
Total restaurants franchised	3	5	26	73
Closings
Domestic franchise	(2)	(1)	(4)	(2)
International franchise	(4)	(3)	(6)	(4)
Total franchise closings	(6)	(4)	(10)	(6)
Net franchise restaurant (reductions) additions	(3)	1	16	67

In 2012, we expect Applebee's franchisees to open a total of 30 to 40 new Applebee's restaurants, approximately half of which are expected to be opened domestically. We currently do not plan to open any company-operated restaurants. The actual number of openings may differ from both our expectations and development commitments due to various factors, including economic conditions, franchisee access to capital, and the impact of currency fluctuations on our international franchisees. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays and difficulties in obtaining regulatory approvals.

The following table summarizes IHOP restaurant development and franchising activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,554	1,513	1,550	1,504
New openings
Franchise	5	12	15	23
Area license	1	—	1	2
Total new openings	6	12	16	25
Closings
Franchise	(2)	—	(7)	(3)
Area license	(1)	(3)	(2)	(4)
Total closings	(3)	(3)	(9)	(7)
End of period	1,557	1,522	1,557	1,522
Summary - end of period
Franchise	1,375	1,349	1,375	1,349
Area license	165	162	165	162
Company	17	11	17	11
Total	1,557	1,522	1,557	1,522
Restaurant Franchising Activity
Domestic franchise openings	5	9	14	17
International franchise openings	—	3	1	6
Area license openings	1	—	1	2
Refranchised	1	—	4	1
Total restaurants franchised	7	12	20	26
Closings
Domestic franchise	(2)	—	(7)	(3)
International franchise	—	—	—	—
Area license	(1)	(3)	(2)	(4)
Total franchise closings	(3)	(3)	(9)	(7)
Reacquired by the Company	(6)	(1)	(6)	(1)
Net franchise restaurant (reductions) additions	(2)	8	5	18

In 2012, we expect IHOP franchisees to open a total of 45 to 55 new IHOP restaurants, primarily in the domestic market. The actual number of openings in any period may differ from both our expectations and the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals, franchisee noncompliance with development agreements and various economic factors. We currently do not plan to open any new IHOP company-operated restaurants. The number of IHOP company-operated restaurants increased during the second quarter of 2012 due to the takeback of six franchise restaurants whose franchise agreements were terminated.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Sales Trends

	Domestic System-wide Same-restaurant Sales
	Increase (Decrease)
	2010				2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Applebee’s
Quarter	(2.7)%	(1.6)%	3.3%	2.9%	3.9%	3.1%	(0.3)%	1.0%	1.2%	0.7%
YTD	(2.7)%	(2.2)%	(0.5)%	0.3%	3.9%	3.5%	2.3%	2.0%	1.2%	1.0%
IHOP
Quarter	(0.4)%	(1.0)%	0.1%	1.1%	(2.7)%	(2.9)%	(1.5)%	(1.0)%	(0.5)%	(1.4)%
YTD	(0.4)%	(0.7)%	(0.4)%	0.0%	(2.7)%	(2.8)%	(2.4)%	(2.0)%	(0.5)%	(0.9)%

Applebee’s domestic system-wide same-restaurant sales increased 0.7% for the three months ended June 30, 2012, the seventh positive quarter of the most recent eight quarters. The increase in the second quarter of 2012 was driven primarily by an increase in system-wide guest check, partially offset by a decline in guest traffic at franchise restaurants. The higher guest check came from an increase in menu pricing and from favorable product mix changes.

We are focusing our efforts on driving sales and traffic growth while improving the guest experience by providing value and variety that is unique to Applebee's. Our signature "2 for $20" menu offerings continue to resonate with our guests, especially when we update this value proposition with new menu items. In addition to menu innovation, we are focusing on both excellence and execution at the restaurant level in every aspect of operations. In July, we launched Applebee's new campaign, “See You TomorrowSM,” which communicates that we are doing whatever it takes to make sure our guests return. The campaign includes TV, radio, online, and outdoor ads to encourage repeat visits by highlighting Applebee's new Fresh Flavors of Summer menu and the everyday value our guests have come to expect. Our remodel program continued to progress at a steady pace as, when combined with new openings, 42% of Applebee's domestic system restaurants have the revitalized look.

IHOP’s domestic system-wide same-restaurant sales decreased 1.4% for the three months ended June 30, 2012. The decrease was primarily due to a decline in guest traffic, partially offset by an increase in average guest check.

We are addressing the traffic decline with a rollout of programs aimed at improving guest satisfaction and driving sales. We completed the rollout of two key components of our "Operations Improvement Plan": Service Excellence and Operations Evaluations. These programs are designed to work in tandem to both raise the bar on providing guests with an exceptional dining experience and set high operating standards. In May, we launched a new advertising campaign, “IHOP. Everything You Love About BreakfastSM,” refocusing on what we do best and what we know is our heritage - breakfast. Our brand positioning is to redefine the American breakfast experience, making IHOP the destination of choice for breakfast any time of day.

With respect to both brands, same-restaurant sales for the first six months of 2012 are not necessarily indicative of results expected for the full year.

Financial Statement Effect of Refranchising Company-Operated Restaurants

As discussed under “Franchise Business Model” above, we have been pursuing a strategy to transition Applebee's to a system that is 99% franchised. As the number of company-operated restaurants declines, the amount reported in future periods for company-operated restaurant revenues and expenses will also decline while franchise royalty revenues and expenses will increase, as compared to amounts reported in previous periods. Segment profit will also decline as company-operated restaurants are refranchised because associated royalties from franchised restaurants are a smaller percentage of restaurant revenues than the restaurant operating profit margin percentage of company-operated restaurants. In addition, changes in same-restaurant sales will create less of an impact on changes in operating income once the Applebee's system is 99% franchised. Refranchising of additional Applebee’s company-operated restaurants will result in the reduction of interest expense as proceeds from the sale of related restaurant assets must be used to retire debt (subject to certain exclusions). Refranchising of additional Applebee’s company-operated restaurants also will result in a reduction of both general and administrative expenses ("G&A") and capital investment in restaurant assets.

General and Administrative Expenses

In addition to a reduction in G&A resulting from the refranchising and sale of related assets of Applebee's company-operated restaurants, a comprehensive review of our organizational structure as a 99% franchised company has identified further potential G&A savings, primarily resulting from headcount reductions. We anticipate that these savings will begin to be realized in the fourth quarter of 2012.

Comparison of the Three Months ended June 30, 2012 and 2011

Results of Operations

Key components of changes in our financial results for the three months ended June 30, 2012 compared to the same period of 2011 are summarized below and discussed in the sections that follow:

•
 Revenue decreased $38.9 million, primarily due to the refranchising of Applebee's company-operated restaurants and a 1.4% decrease in IHOP domestic same-restaurant sales, partially offset by higher franchise royalty revenues resulting from the increase in Applebee’s and IHOP effective franchise restaurants and a 0.7% increase in Applebee's domestic same-restaurant sales;

•	Segment profit decreased $2.0 million, comprised as follows:

	Three Months Ended		Favorable (Unfavorable)
	June 30,
	2012	2011	Variance
	(In millions)
Franchise operations	$76.2	$72.4	$3.8
Company restaurant operations	14.2	17.3	(3.1)
Rental operations	4.8	7.0	(2.2)
Financing operations	3.1	3.6	(0.5)
Total	$98.3	$100.3	$(2.0)

The decline in segment profit was primarily due to the refranchising of Applebee’s company-operated restaurants and the write-off of $2.0 million of deferred rental revenue associated with franchisee-operated restaurants whose lease agreements were prematurely terminated, partially offset by an increase in effective Applebee’s and IHOP franchise restaurants and a 0.7% increase in Applebee's domestic same-restaurant sales;

•
Impairment and closure charges decreased $21.7 million as costs of $21.3 million recorded in the second quarter of 2011 related to the termination of our sublease of commercial space previously occupied by the Applebee's Restaurant Support Center in Lenexa, Kansas did not recur;

•	Interest expense decreased $3.2 million due to our reduction of debt balances over the past 12 months; and

•	General and administrative ("G&A") expenses decreased $1.2 million, primarily due to lower personnel costs and professional services expenses, partially offset by higher occupancy costs.

Franchise Operations

	Three Months Ended		Favorable (Unfavorable)
	June 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Franchise Revenues
Applebee’s	$46.2	$42.9	$3.3	7.8%
IHOP	37.3	37.0	0.3	0.8%
IHOP advertising	19.0	18.7	0.3	1.4%
Total franchise revenues	102.5	98.6	3.9	4.0%
Franchise Expenses
Applebee’s	1.1	1.0	(0.1)	(22.2)%
IHOP	6.2	6.5	0.3	5.1%
IHOP advertising	19.0	18.7	(0.3)	(1.4)%
Total franchise expenses	26.3	26.2	(0.1)	(0.5)%
Franchise Segment Profit
Applebee’s	45.1	41.9	3.2	7.5%
IHOP	31.1	30.5	0.6	2.0%
Total franchise segment profit	$76.2	$72.4	$3.8	5.2%
Segment profit as % of revenue (1)	74.3%	73.4%
 _____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

The $3.3 million increase in Applebee’s franchise revenue was primarily attributable to increased royalty revenue resulting from the refranchising of 84 Applebee’s company-operated restaurants in the past 12 months, franchise fees from franchise extension agreements and a 0.5% increase in domestic same-restaurant sales. The $0.3 million increase in IHOP franchise revenue (other than advertising) was primarily attributable to a 2.8% increase in effective franchise restaurants partially offset by a decrease of 1.3% in IHOP domestic franchise same-restaurant sales. The $0.3 million decrease in IHOP franchise expenses was primarily due to lower bad debt expense.

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

Company Restaurant Operations

	Three Months Ended		Favorable (Unfavorable)
	June 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Company restaurant sales	$93.8	$134.6	$(40.8)	(30.3)%
Company restaurant expenses	79.6	117.3	37.7	32.1%
Company restaurant segment profit	$14.2	$17.3	$(3.1)	(18.0)%
Segment profit as % of revenue (1)	15.2%	12.9%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

As of June 30, 2012, company restaurant operations were comprised of 160 Applebee’s company-operated restaurants and 17 IHOP company-operated restaurants. The impact of the IHOP company-operated restaurants on all comparisons of the three months ended June 30, 2012 with the same period of 2011 was negligible.

Consolidated company restaurant sales decreased $40.8 million. Applebee’s company restaurant sales decreased $41.6 million, primarily due to the refranchising of 84 company-operated restaurants in the past 12 months (one in the third quarter of 2011, 66 in the fourth quarter of 2011 and 17 in the first quarter of 2012), partially offset by an increase in company same-restaurant sales of 3.1%. The change in same-restaurant sales was driven by an increase in average guest check due to an increase of approximately 2.3% in pricing and favorable product mix changes.

Consolidated company restaurant expenses decreased $37.7 million. Applebee’s company restaurant expenses decreased $39.0 million, of which $38.7 million was due to the refranchising of the 84 Applebee's company-operated restaurants noted above. The restaurant operating profit for Applebee's company restaurant operations increased to 16.9% for the first quarter of 2012 compared to 13.4% for the same period of last year, as shown below:

			Favorable (Unfavorable)
	Three Months Ended			Components of Total Variance
Applebee's Company-Operated Expenses	June 30,		Total	Refranchising	Current
As Percentage of Restaurant Sales	2012	2011	Variance	and Closures	Restaurants
Revenue	100.0%	100.0%
Food and beverage	26.2%	26.1%	(0.1)%	(0.1)%	0.0%
Labor	32.7%	33.7%	1.0%	0.2%	0.8%
Direct and occupancy	24.2%	26.8%	2.6%	0.6%	2.0%
Restaurant Operating Profit Margin (1)	16.9%	13.4%	3.5%	0.6%	2.8%
_____________________________________________________
(1) Percentages may not add due to rounding

The restaurant refranchising and closures discussed above had a net favorable impact of 0.6% on margins, primarily because the refranchised markets had higher-than-average labor costs; there was also a favorable impact resulting from the cessation of depreciation charges on restaurant assets held for sale. Other margin changes in specific cost categories were as follows:

•
Food and beverage costs as a percentage of company restaurant sales were basically flat. Changes in commodity costs impacting most products were offset by improved control of waste and a favorable mix shift.

•
Labor costs as a percentage of restaurant sales decreased by 0.8% due to improved productivity in hourly labor partially offset by increased costs of bonus expense, management staffing and merit increases.

•
Direct and occupancy costs as a percent of restaurant sales decreased 2.0% primarily due to lower depreciation expense as the result of a block of assets that became fully depreciated in 2011 and favorable general liability insurance costs, partially offset by incremental investment in local media advertising.

Rental Operations

	Three Months Ended		Favorable (Unfavorable)
	June 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Rental revenues	$29.1	$31.6	$(2.5)	(7.8)%
Rental expenses	24.3	24.6	0.3	1.1%
Rental operations segment profit	$4.8	$7.0	$(2.2)	(205.8)%
Segment profit as % of revenue	16.7%	22.3%
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

The decrease in rental revenue and rental segment profit is primarily due to the write-off of $2.0 million of deferred lease rental revenue associated with franchise restaurants whose lease agreements were prematurely terminated.

 Financing Operations

	Three Months Ended		Favorable (Unfavorable)
	June 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Financing revenues	$4.0	$3.6	$0.4	12.2%
Financing expenses	0.9	0.0	(0.9)	n.m.
Financing operations segment profit	$3.1	$3.6	$(0.5)	(13.7)%
Segment profit as % of revenue	76.9%	100.0%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above
n.m. - not meaningful

All of our financing operations relate to IHOP franchise restaurants. The increase in financing revenues is primarily due to refranchising transactions related to IHOP restaurants previously taken back from franchisees, partially offset by a decrease in interest revenue due to the progressive decline in note balances as a result of repayments. The increase in financing expenses is due to the cost of refranchising transactions related to IHOP restaurants.

Other Expense and Income Components

	Three Months Ended		Favorable (Unfavorable)
	June 30,
	2012	2011	Variance	% Change (1)
	(In millions)
General and administrative expenses	$37.2	$38.4	$1.2	3.1%
Interest expense	29.7	32.9	3.2	9.8%
Impairment and closure charges	0.1	21.8	21.7	99.4%
Amortization of intangible assets	3.1	3.1	—	0.0%
Loss on disposition of assets	0.7	1.3	0.6	42.6%
Loss on extinguishment of debt	—	0.9	0.9	100.0%
Income tax provision	10.5	1.5	(9.0)	(604.4)%
 _____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million compared to the same period of the prior year, primarily due to lower personnel costs and lower professional services expenses, partially offset by higher occupancy costs. The decrease in personnel costs was primarily lower stock-based compensation expense and lower salaries and wages, in addition to payroll credits related to the relocation of the Applebee's Restaurant Support Center.

Interest Expense

Interest expense decreased by $3.2 million compared to the same period of the prior year due to our reduction of debt balances. Average interest-bearing debt outstanding (our Term Loans, Senior Notes, capital lease obligations and financing obligations) during the three months ended June 30, 2012 was approximately $200 million lower than the same period of the prior year.

Impairment and Closure Charges

Impairment and closure charges decreased by $21.7 million compared to the same period of the prior year. The charges for the second quarter of 2012 were insignificant. Impairment and closure charges for the second quarter of 2011 were primarily comprised of $21.3 million related to the termination of our sublease of the commercial space previously occupied by the Applebee's Restaurant Support Center in Lenexa, Kansas, in addition to $0.5 million in impairment and closure charges related to individually insignificant items.

During the quarter ended June 30, 2012, we performed our quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets that primarily consist of our trade name. No such indicators were noted.

Loss on Disposition of Assets

We recognized a loss on disposition of assets of $0.7 million for the three months ended June 30, 2012 compared to a loss of $1.3 million in the same period of 2011. There were no individually significant dispositions in either period.

Loss on Extinguishment of Debt

We did not recognize any loss on extinguishment of debt during the three months ended June 30, 2012. During the three months ended June 30, 2011, we recognized a loss on the extinguishment of debt of $0.9 million, comprised as follows:

Instrument Repaid/Retired	Face Amount Repaid/Retired	Cash Paid	Loss (1)

Senior Notes	$7.5	$8.2	$0.9
Three months ended June 30, 2011	$7.5	$8.2	$0.9

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

Provision for Income Taxes

The effective tax rate was 38.2% for the three months ended June 30, 2012 compared to 81.1% for the three months ended June 30, 2011.The effective tax rate in the prior year was higher due to an increase in unrecognized tax benefits and certain adjustments related to state deferred taxes.

Comparison of the Six Months Ended June 30, 2012 and 2011

Results of Operations

Key components of changes in our financial results for the six months ended June 30, 2012 compared to the same period of 2011 are as follows:

•
 Revenue decreased $93.6 million, primarily due to the refranchising of Applebee's company-operated restaurants and a 0.9% decrease in IHOP domestic same-restaurant sales, partially offset by higher franchise royalty revenues resulting from the increase in Applebee’s and IHOP effective franchise units and a 1.0% increase in Applebee's domestic system-wide same-restaurant sales.

•	Segment profit decreased $4.2 million, comprised as follows:

	Six Months Ended		Favorable (Unfavorable)
	June 30,
	2012	2011	Variance
	(In millions)
Franchise operations	$156.9	$149.4	$7.5
Company restaurant operations	30.9	40.3	(9.4)
Rental operations	12.3	14.6	(2.3)
Financing operations	6.7	6.7	—
Total	$206.8	$211.0	$(4.2)

The decline in segment profit was primarily due to the refranchising of Applebee’s company-operated restaurants and the write-off of $2.5 million of deferred rental revenue associated with franchisee-operated restaurants whose lease agreements were prematurely terminated, partially offset by an increase in effective Applebee’s and IHOP franchise restaurants and a 1.0% increase in Applebee's domestic system-wide same-restaurant sales.

•
Impairment and closure charges decreased $26.0 million as costs of $26.8 million recorded in the first six months of 2011 related to the termination of our sublease of commercial space previously occupied by the Applebee's Restaurant Support Center in Lenexa, Kansas and the impairment of furniture, fixtures and leasehold improvements at that facility did not recur.

•
Interest expense decreased $9.3 million due to our reduction of debt balances as well as the February 2011 amendment to our Credit Agreement dated as of October 8, 2010 (the "Credit Agreement"), which reduced the interest rate on term loan borrowings by 1.75%.

Franchise Operations

	Six Months Ended		Favorable (Unfavorable)
	June 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Franchise Revenues
Applebee’s	$93.8	$88.2	$5.6	6.4%
IHOP	78.4	77.1	1.3	1.7%
IHOP advertising	38.7	37.8	0.9	2.3%
Total franchise revenues	210.9	203.1	7.8	3.8%
Franchise Expenses
Applebee’s	1.9	1.6	(0.3)	(21.9)%
IHOP	13.4	14.3	0.9	6.3%
IHOP advertising	38.7	37.8	(0.9)	(2.3)%
Total franchise expenses	54.0	53.7	(0.3)	(0.6)%
Franchise Segment Profit
Applebee’s	91.8	86.6	5.3	6.1%
IHOP	65.1	62.8	2.2	3.5%
Total franchise segment profit	$156.9	$149.4	$7.5	5.0%
Segment profit as % of revenue (1)	74.4%	73.6%
 _____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

The $5.6 million increase in Applebee’s franchise revenue was primarily attributable to increased royalty revenue resulting from the refranchising of 149 Applebee’s company-operated restaurants in the last eighteen months and a 0.8% increase in domestic same-restaurant sales. The $1.3 million increase in IHOP franchise revenue (other than advertising) was primarily attributable to a 3.1% increase in effective franchise restaurants partially offset by a decrease of (0.8)% in IHOP domestic franchise same-restaurant sales. The $0.9 million decrease in IHOP franchise expenses was due to lower bad debt expense.

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

The increase in franchise segment profit is primarily attributable to an increase in effective franchise restaurants due to the refranchising of Applebee’s company-operated restaurants and IHOP franchise development and an increase in Applebee's domestic franchise same-restaurant sales.

Company Restaurant Operations

	Six Months Ended		Favorable (Unfavorable)
	June 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Company restaurant sales	$194.7	$289.3	$(94.6)	(32.7)%
Company restaurant expenses	163.8	249.0	85.2	34.2%
Company restaurant segment profit	$30.9	$40.3	$(9.4)	(18.0)%
Segment profit as % of revenue (1)	15.9%	13.9%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

As of June 30, 2012, company restaurant operations were comprised of 160 Applebee’s company-operated restaurants and 17 IHOP company-operated restaurants. The impact of the IHOP company-operated restaurants on all comparisons of the six months ended June 30, 2012 with the same period of 2011 was negligible.

Consolidated company restaurant sales decreased $94.6 million. Applebee’s company restaurant sales decreased $96.1 million, primarily due to the refranchising of 149 company-operated restaurants in the last 18 months (65 in the first quarter 2011, one in the third quarter 2011, 66 in the fourth quarter 2011 and 17 in the first quarter 2012), partially offset by an increase in company same-restaurant sales of 3.5%.The change in same-restaurant sales was driven by an increase in average guest check due to an increase of approximately 2.2% in pricing and favorable product mix changes and an increase in customer ticket counts.

Consolidated company restaurant expenses decreased $85.2 million. Applebee’s company restaurant expenses decreased $87.6 million, of which $88.7 million was due to the refranchising of the 149 Applebee’s company-operated restaurants noted above, partially offset by increased food and beverage expense. The restaurant operating profit for Applebee’s company restaurant operations increased to 17.3% for the first quarter of 2012 compared to 14.5% for the same period of last year, as shown below:

			Favorable (Unfavorable)
	Six Months Ended			Components of Total Variance
Applebee's Company-Operated Expenses	June 30,		Total	Refranchising	Current
As Percentage of Restaurant Sales	2012	2011	Variance	and Closures	Restaurants
Revenue	100.0%	100.0%
Food and beverage	26.0%	25.5%	(0.5)%	0.0%	(0.5)%
Labor	32.2%	33.0%	0.8%	0.2%	0.6%
Direct and occupancy	24.5%	27.0%	2.5%	0.6%	1.9%
Restaurant Operating Profit Margin (1)	17.3%	14.5%	2.8%	0.8%	2.0%
_____________________________________________________
(1) Percentages may not add due to rounding

The restaurant refranchising discussed above had a net favorable impact of 0.8% on margins, primarily because the markets sold had higher-than-average labor costs along with favorability due to cessation of depreciation on restaurants held for sale. Other margin changes in specific cost categories were as follows:

•	Food and beverage costs as a percentage of company restaurant sales increased 0.5% due to higher commodity costs impacting most products, partially offset by a reduction in waste.

•	Labor costs as a percentage of restaurant sales decreased by 0.6% due to improved productivity in hourly labor partially offset by increased bonus expense and management staffing.

•
Direct and occupancy costs as a percent of restaurant sales decreased 1.9% primarily due to lower depreciation expense resulting from a block of assets that became fully depreciated in 2011, favorable general liability insurance costs and favorable gift card discounts, partially offset by incremental investment in local media advertising.

Rental Operations

	Six Months Ended		Favorable (Unfavorable)
	June 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Rental revenues	$61.2	$63.8	$(2.6)	(4.2)%
Rental expenses	48.9	49.2	0.3	0.8%
Rental operations segment profit	$12.3	$14.6	$(2.3)	(15.6)%
Segment profit as % of revenue	20.2%	22.9%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

Rental operations relate primarily to IHOP franchise restaurants. Rental revenues include income from operating leases and interest income from direct financing leases. Rental expenses consist of costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.

The decrease in rental revenue and rental segment profit is primarily due to the write-off of $2.5 million of deferred lease rental revenue associated with franchise restaurants whose lease agreements were prematurely terminated.

Financing Operations

	Six Months Ended		Favorable (Unfavorable)
	June 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Financing revenues	$8.3	$12.3	$(4.0)	(32.8)%
Financing expenses	1.6	5.6	4.0	71.8%
Financing operations segment profit	$6.7	$6.7	$—	(0.2)%
Segment profit as % of revenue	80.9%	54.5%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

 All of our financing operations relate to IHOP franchise restaurants. The variance in both revenue and expense is primarily related to a 2011 transaction in which 40 restaurants operated by a former franchisee that defaulted on its obligations under the franchise agreement were refranchised to an affiliate of an existing IHOP franchisee. Certain equipment related to the refranchised restaurants was sold to the new operator. Financing revenues and expenses in the six months ended June 30, 2011 included $5.0 million and $5.2 million, respectively, related to that single equipment sale. Financing revenues and expenses in the six months ended June 30, 2012 included $1.6 million related to several individually insignificant equipment and franchise sales.

Other Expense and Income Components

	Six Months Ended		Favorable (Unfavorable)
	June 30,
	2012	2011	Variance	% Change (1)
	(In millions)
General and administrative expenses	$76.9	$76.4	$(0.5)	(0.6)%
Interest expense	59.9	69.2	9.3	13.4%
Impairment and closure charges	0.8	26.8	26.0	96.8%
Amortization of intangible assets	6.2	6.2	—	0.0%
Gain on disposition of assets	(16.0)	(22.5)	(6.5)	(28.8)%
Loss on extinguishment of debt	2.6	7.9	5.3	66.9%
Debt modification expenses	—	4.1	4.1	100.0%
Income tax provision	28.2	13.0	(15.2)	(117.4)%
 _____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

General and Administrative Expenses

General and administrative expenses increased by $0.5 million compared to the same period of the prior year, primarily due to higher personnel costs (including stock-based compensation, severance, and bonuses), partially offset by payroll credits related to the relocation of the Applebee's Restaurant Support Center and lower salaries and wages because of lower headcount due to refranchising.

Interest Expense

Interest expense decreased by $9.3 million compared to the same period of the prior year due to our reduction of debt balances. Average interest-bearing debt outstanding (our Term Loans, Senior Notes, capital lease obligations and financing obligations) during the six months ended June 30, 2012 was approximately $260 million lower than the same period of the prior year, which resulted in a decrease in interest expense of approximately $9.0 million. The additional decrease in interest expense resulted from an amendment to our Credit Agreement that reduced the interest rate on term loan borrowings by 1.75% (see Debt Modification Expenses below).

Impairment and Closure Charges

Impairment and closure charges decreased by $26.0 million compared to the same period of the prior year. The charges for the first six months of 2012 related to a parcel of land previously intended for future restaurant development and several individually insignificant franchise restaurant closures. Impairment and closure charges for the first six months of 2011 were primarily comprised of $21.3 million related to the termination of our sublease of the commercial space previously occupied by the Applebee's Restaurant Support Center in Lenexa, Kansas and a $4.5 million impairment charge related to the furniture, fixtures and leasehold improvements at that facility.

During the quarter ended June 30, 2012, we performed our quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets that primarily consist of our trade name. No such indicators were noted.

Gain on Disposition of Assets

We recognized a gain on disposition of assets of $16.0 million for the six months ended June 30, 2012 compared to a gain of $22.5 million in the same period of 2011. The gain in 2012 was primarily due to the refranchising and sale of related restaurant assets of 17 Applebee's company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee. The majority of the gain in 2011 was due to the refranchising and sale of related restaurant assets of 36 Applebee's company-operated restaurants in the St. Louis area market and 29 Applebee's company-operated restaurants in the Washington, D.C. area market.

Loss on Extinguishment of Debt

During the six months ended June 30, 2012 and June 30, 2011, the Company recognized the following losses on the extinguishment of debt:

Instrument Repaid/Retired	Face Amount Repaid/Retired	Cash Paid	Loss (1)
	(In millions)
Term Loans	$70.5	$70.5	$1.9
Senior Notes	5.0	5.5	0.7
Six months ended June 30, 2012	75.5	76.0	2.6

Term Loans	$110.0	$110.0	$2.7
Senior Notes	39.8	43.5	5.2
Six months ended June 30, 2011	$149.8	$153.5	$7.9
(1) Including write-off of the discount and deferred financing costs related to the debt retired.

We may continue to dedicate a portion of excess cash flow towards opportunistic debt retirement. Any retirement of debt results in a loss due to the non-cash write-off of a pro rata portion of the discount and deferred financing costs related to the debt retired. Additionally, our Senior Notes are currently priced at a premium to their face value. Should that remain the case, future retirement of Senior Notes will also result in losses associated with any premium paid.

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

Provision for Income Taxes

The effective tax rate was 36.9% for the six months ended June 30, 2012 compared to 30.1% for the six months ended June 30, 2011.The effective tax rate in the prior year was lower due to the release of liabilities for unrecognized tax benefits related to gift card income deferral as a result of the issuance of guidance by the U.S. Internal Revenue Service.

Liquidity and Capital Resources

Credit Facilities

We have a $75.0 million Revolving Credit Facility (the "Revolving Facility") under our Credit Agreement. During the first six months of 2012, we borrowed and repaid a cumulative total of $35.0 million under the Revolving Facility. The highest balance outstanding under the Revolving Facility at any point during the first six months of 2012 was $25.0 million and there were no amounts outstanding under the Revolving Facility as of June 30, 2012. Our available borrowing capacity under the Revolving Facility is reduced by outstanding letters of credit, which totaled $13.8 million as of June 30, 2012.

Based on our current level of operations, we believe that our cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Facility will be adequate to meet our investing and financing cash outflows over the next twelve months.

Debt Covenants

Pursuant to our Credit Agreement, we are required to comply with a maximum consolidated leverage ratio and a minimum consolidated cash interest coverage ratio. Our current required maximum consolidated leverage ratio of total debt (net of unrestricted cash not to exceed $75 million) to adjusted EBITDA is 7.25x. Our current required minimum ratio of adjusted EBITDA to consolidated cash interest is 1.5x. Compliance with each of these ratios is required quarterly, on a trailing four-quarter basis. The ratio thresholds become more rigorous over time. The maximum consolidated leverage ratio, which began at 7.5x, declines in annual 25-basis-point decrements beginning with the first quarter of 2012 to 6.5x by the first quarter of 2015, then to 6.0x for the first quarter of 2016 until the Credit Agreement expires in October 2017. The minimum consolidated cash interest coverage ratio began at 1.5x and will increase to 1.75x beginning with the first quarter of 2013 and to 2.0x beginning with the first quarter of 2016 and remain at that level until the Credit Agreement expires in October 2017. These thresholds are subject to step-downs or step-ups, as applicable, over time. There are no financial maintenance covenants associated with our Senior Notes due October 2018 (the "Senior Notes").

For the trailing four quarters ended June 30, 2012, our consolidated leverage ratio was 5.3x and our consolidated cash interest coverage ratio was 2.4x (see Exhibit 12.1).

The EBITDA used in calculating these ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our loss before income taxes, as determined in accordance with U.S. GAAP, and EBITDA used for covenant compliance purposes is as follows:

Trailing Twelve Months Ended June 30, 2012

(In thousands)
U.S. GAAP income before income taxes	$138,460
Interest charges	141,386
Loss on retirement of debt	5,885
Depreciation and amortization	44,837
Non-cash stock-based compensation	11,002
Impairment and closure charges	3,110
Other	4,833
Gain on sale of assets	(36,783)
EBITDA	$312,730

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

Refranchising of Applebee’s Company-Operated Restaurants

During the six months ended June 30, 2012, we completed the refranchising and sale of related assets of 17 Applebee’s company-operated  restaurants located in a six-state market area geographically centered around Memphis, Tennessee. Proceeds from asset dispositions, primarily from the sale of restaurant assets associated with the 17 restaurants refranchised, totaled $21.5 million for the six months ended June 30, 2012, of which $16.0 million was used to retire debt.

As previously discussed under “Overview - Franchise Business Model,” since the completion of the Applebee’s acquisition, we have been pursuing a strategy to transition Applebee's from a system that was 74% franchised at the time of the acquisition to a 99% franchised Applebee's system, similar to IHOP’s 99% franchised system. We believe a highly franchised business model requires less capital investment, generates higher gross and operating profit margins (as a percentage of sales) and reduces the volatility of free cash flow performance over time, as compared to a model based on operating a significant number of company restaurants, while also providing cash proceeds from the sale of assets of Applebee’s company-operated restaurants that have been refranchised for the retirement of debt.

During the six months ended June 30, 2012, we completed the refranchising and sale of related restaurant assets of 17 Applebee's company-operated restaurants in a six-state market area geographically centered around Memphis, Tennessee. In April 2012, we entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 39 Applebee's company-operated restaurants located in Virginia. In May 2012, we entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 33 Applebee's company-operated restaurants located primarily in Missouri and Indiana. In July, 2012, we entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 65 Applebee's company-operated restaurants located in Michigan. All of these transactions are expected to close by the end of fiscal 2012. Upon consummation of these transactions, we will have refranchised all Applebee's company-operated restaurants, except for 23 restaurants in the Kansas City area that will be retained as a Company market; upon consummation of these transactions, 99% of DineEquity's restaurants will be franchised.

Under the terms of the Credit Agreement, all of the after-tax proceeds (with certain exceptions) of future asset dispositions must be used to repay Term Loans and under certain conditions, we may be required to repurchase Senior Notes with excess proceeds of assets sales, as defined in the Indenture under which the Senior Notes were issued. We estimate the three transactions discussed above will generate after-tax proceeds of approximately $105 million that will be used to retire debt. Retirement of debt will result in the reduction of interest expense. Refranchising of additional Applebee’s company-operated restaurants also will result in a reduction of general and administrative expenses and reduced requirements for capital investment.

Cash Flows

In summary, our cash flows were as follows:

	Six Months Ended
	June 30,
	2012	2011	Variance
	(In millions)
Net cash provided by operating activities	$36.4	$48.2	$(11.8)
Net cash provided by investing activities	16.6	48.5	(31.9)
Net cash used in financing activities	(81.3)	(164.5)	83.2
Net decrease in cash and cash equivalents	$(28.3)	$(67.8)	$39.5

Operating Activities

Cash provided by operating activities decreased $11.8 million to $36.4 million for the six months ended June 30, 2012 from $48.2 million for the six months ended June 30, 2011. The main reasons for the decrease in cash from operations is a decline in segment profit resulting from the refranchising of 149 Applebee’s company-operated restaurants during the last 18 months, and an increase in income taxes paid in cash, partially offset by a decrease in cash payments for interest. Our net income tax payments increased during the first six months of 2012 compared with the comparable prior year period primarily because we had received a tax refund of approximately $20 million in January 2011. Our interest payments are lower because of lower debt balances. Net changes in working capital used cash of $16.4 million in the first six months of 2012 compared to a use of $26.1 million in the first six months of 2011, a favorable change of $9.6 million.

Investing Activities

Net cash provided by investing activities of $16.6 million for the six months ended June 30, 2012 was primarily attributable to $21.5 million in proceeds from sales of property and equipment and $6.6 million in principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $10.7 million in capital expenditures. Capital expenditures are expected to range between approximately $18 million and $20 million in fiscal 2012.

Financing Activities

Financing activities used net cash of $81.3 million for the six months ended June 30, 2012. Cash used in financing activities primarily consisted of $76.0 million in repayments of long-term debt and repayments of capital lease and financing obligations of $6.1 million. Of the long-term debt repayments, $70.5 million related to the repayment of Term Loans and $5.5 million related to the repurchase of $5.0 million face amount of Senior Notes at a $0.5 million premium to face value. Cash provided by financing activities primarily consisted of $3.1 million in proceeds from the exercise of stock options. We may continue to dedicate a portion of cash flow to opportunistic debt retirement and purchases of treasury stock.

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

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Six Months Ended
	June 30,
	2012	2011	Variance
	(In millions)
Cash flows provided by operating activities	$36.4	$48.2	$(11.8)
Principal receipts from long-term receivables	6.6	7.1	(0.5)
Additions to property and equipment	(10.7)	(13.5)	2.8
Free cash flow	$32.3	$41.8	$(9.5)

This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.

Dividends

Dividends representing the change in accreted value of our Series B Convertible Preferred Stock were $1.3 million for the six months ended June 30, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. During the first six months of 2012, there were no significant changes in our estimates and critical accounting policies.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

We are subject to various lawsuits, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. We are required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. Management regularly assesses our insurance deductibles, analyzes litigation information with our attorneys and evaluates our loss experience in connection with pending legal proceedings. While we do not presently believe that any of the legal proceedings to which we are currently a party will ultimately have a material adverse impact upon us, there can be no assurance that we will prevail in all the proceedings we are party to, or that we will not incur material losses from them.

Gerald Fast v. Applebee’s

We are currently defending a collective action in United States District Court for the Western District of Missouri, Central Division filed on July 14, 2006 under the Fair Labor Standards Act, Gerald Fast v. Applebee's International, Inc., in which named plaintiffs claim that tipped servers and bartenders in Applebee's company-operated restaurants spend more than 20% of their time performing general preparation and maintenance duties, or “non-tipped work,” for which they should be compensated at the minimum wage. On June 19, 2007, the court granted conditional certification of a nationwide class of servers and bartenders who had worked in Applebee's company-operated restaurants since June 19, 2004. As of February 2008, there were 5,540 potential class members who had opted into the collective action. Under this action, plaintiffs currently are seeking unpaid wages and other relief of up to $17 million plus plaintiffs' attorneys' fees and expenses. The bench trial is currently scheduled to begin on September 10, 2012.

We believe we have meritorious defenses and intend to vigorously defend this case. Due to the inherent uncertainty in litigation, however, there can be no guarantee that we ultimately will be successful. Substantial losses from or costs related to this legal proceeding could have a material impact on us.

Item 1A.  Risk Factors.

There were no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
April 2 – April 29, 2012 (a)	1,068	$46.87	—	$23,830,346
April 30 – May 27, 2012	—	$—	—	$23,830,346
May 28 – July 1, 2012 (a)	9,903	$44.01	—	$23,830,346
Total	10,971	$44.29	—	$23,830,346
(a)  These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards.
(b)  On August 15, 2011 we announced that our Board of Directors authorized the repurchase of up to $45.0 million of DineEquity common stock. Repurchases are subject to prevailing market prices and may take place in open market transactions and in privately negotiated transactions, based on business, market, applicable legal requirements and other considerations. The program does not require the repurchase of a specific number of shares and may be terminated at any time.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 3.1 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
10.1
Asset Purchase Agreement dated as of July 20, 2012 by and among Restaurants Mid-Atlantic, LLC, Applebee's Restaurants, Inc., and TSFR Apple Venture LLC.* (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.)

12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the trailing twelve months ended June 30, 2012.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

July 31, 2012	BY:	/s/ Julia A. Stewart
(Date)		Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

July 31, 2012		/s/ Thomas W. Emrey
(Date)		Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

July 31, 2012		/s/ Greggory Kalvin
(Date)		Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)