Form 10-Q
period 2012-09-30
DineEquity, Inc
filed 2012-10-30
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2012
 OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2012
Common Stock, $0.01 par value	18,429,500

DineEquity, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,838	$60,691
Receivables, net	75,532	115,667
Prepaid income taxes	312	13,922
Prepaid gift cards	39,879	45,412
Deferred income taxes	23,659	20,579
Assets held for sale	16,372	9,363
Other current assets	15,311	11,313
Total current assets	242,903	276,947
Long-term receivables	214,772	226,526
Property and equipment, net	345,603	474,154
Goodwill	697,470	697,470
Other intangible assets, net	809,217	822,361
Other assets, net	111,792	116,836
Total assets	$2,421,757	$2,614,294
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$7,420	$7,420
Accounts payable	31,959	29,013
Accrued employee compensation and benefits	19,701	26,191
Gift card liability	84,115	146,955
Accrued interest payable	31,452	12,537
Current maturities of capital lease and financing obligations	12,848	13,480
Other accrued expenses	25,398	22,048
Total current liabilities	212,893	257,644
Long-term debt, less current maturities	1,232,707	1,411,448
Financing obligations, less current maturities	93,774	162,658
Capital lease obligations, less current maturities	127,198	134,407
Deferred income taxes	366,529	383,810
Other liabilities	105,551	109,107
Total liabilities	2,138,652	2,459,074
Commitments and contingencies
Stockholders’ equity:
Series B Convertible Preferred Stock, at accreted value, shares:10,000,000 authorized; 35,000 issued; September 30, 2012 and December 31, 2011 - 34,900 outstanding	46,541	44,508
Common stock, $0.01 par value, shares: 40,000,000 authorized; September 30, 2012 - 24,694,241 issued, 18,418,903 outstanding; December 31, 2011 - 24,658,985 issued,18,060,206 outstanding	247	247
Additional paid-in-capital	214,440	205,663
Retained earnings	303,691	196,869
Accumulated other comprehensive loss	(150)	(294)
Treasury stock, at cost; shares: September 30, 2012 - 6,275,338; December 31, 2011 - 6,598,779	(281,664)	(291,773)
Total stockholders’ equity	283,105	155,220
Total liabilities and stockholders’ equity	$2,421,757	$2,614,294

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Segment Revenues:
Franchise revenues	$102,674	$97,679	$313,542	$300,782
Company restaurant sales	79,572	131,618	274,259	420,955
Rental revenues	30,920	31,163	92,096	95,003
Financing revenues	3,152	4,021	11,394	16,279
Total segment revenues	216,318	264,481	691,291	833,019
Segment Expenses:
Franchise expenses	27,148	25,006	81,126	78,656
Company restaurant expenses	68,541	113,976	232,298	363,021
Rental expenses	24,237	24,521	73,075	73,734
Financing expenses	15	425	1,586	6,001
Total segment expenses	119,941	163,928	388,085	521,412
Gross segment profit	96,377	100,553	303,206	311,607
General and administrative expenses	48,737	38,733	125,608	115,152
Interest expense	28,896	32,170	88,767	101,343
Impairment and closure charges	420	193	1,264	26,947
Amortization of intangible assets	3,072	3,075	9,222	9,225
(Gain) loss on disposition of assets	(73,650)	1,176	(89,642)	(21,287)
Loss on extinguishment of debt	2,306	—	4,917	7,885
Debt modification costs	—	(21)	—	4,103
Income before income taxes	86,596	25,227	163,070	68,239
Provision for income taxes	(26,023)	(8,702)	(54,215)	(21,667)
Net income	60,573	16,525	108,855	46,572
Other comprehensive income:
Adjustment to unrealized loss on available-for-sale investments	—	—	140	—
Foreign currency translation adjustment	5	(50)	4	(30)
Total comprehensive income	$60,578	$16,475	$108,999	$46,542
Net income available to common stockholders:
Net income	$60,573	$16,525	$108,855	$46,572
Less: Accretion of Series B Convertible Preferred Stock	(688)	(647)	(2,033)	(1,915)
Less: Net income allocated to unvested participating restricted stock	(1,187)	(359)	(2,477)	(1,212)
Net income available to common stockholders	$58,698	$15,519	$104,345	$43,445
Net income available to common stockholders per share:
Basic	$3.26	$0.86	$5.84	$2.43
Diluted	$3.14	$0.85	$5.66	$2.38
Weighted average shares outstanding:
Basic	18,006	17,968	17,859	17,912
Diluted	18,924	18,243	18,801	18,268

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$108,855	$46,572
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	30,756	38,599
Non-cash interest expense	4,547	4,582
Loss on extinguishment of debt	4,917	7,885
Impairment and closure charges	991	26,729
Deferred income taxes	(20,361)	1,866
Non-cash stock-based compensation expense	8,799	6,913
Tax benefit from stock-based compensation	6,334	6,085
Excess tax benefit from share-based compensation	(4,757)	(5,713)
Gain on disposition of assets	(89,642)	(21,287)
Other	(1,768)	(217)
Changes in operating assets and liabilities:
Receivables	41,422	25,360
Prepaid expenses	7,414	1,247
Current income tax receivables and payables	12,512	21,519
Accounts payable	2,080	(3,992)
Accrued employee compensation and benefits	(6,490)	(9,099)
Gift card liability	(62,841)	(56,906)
Other accrued expenses	25,298	4,928
Cash flows provided by operating activities	68,066	95,071
Cash flows from investing activities:
Additions to property and equipment	(13,477)	(20,829)
Proceeds from sale of property and equipment and assets held for sale	137,449	60,188
Principal receipts from notes, equipment contracts and other long-term receivables	10,276	9,922
Other	964	(558)
Cash flows provided by investing activities	135,212	48,723
Cash flows from financing activities:
Borrowings under revolving credit facilities	50,000	25,000
Repayments under revolving credit facilities	(50,000)	(25,000)
Repayment of long-term debt (including premiums)	(184,237)	(153,437)
Principal payments on capital lease and financing obligations	(8,246)	(10,296)
Purchase of DineEquity common stock	—	(21,170)
Payment of debt modification and issuance costs	—	(12,307)
Repurchase of restricted stock	(1,690)	(4,802)
Proceeds from stock options exercised	5,443	6,326
Excess tax benefit from share-based compensation	4,757	5,713
Change in restricted cash	(8,158)	(1,590)
Other	—	(600)
Cash flows used in financing activities	(192,131)	(192,163)
Net change in cash and cash equivalents	11,147	(48,369)
Cash and cash equivalents at beginning of period	60,691	102,309
Cash and cash equivalents at end of period	$71,838	$53,940
Supplemental disclosures:
Interest paid in cash	$77,758	$95,867
Income taxes paid in cash	$58,339	$15,685

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2012.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters are reported as ending on March 31, June 30, September 30 and December 31. The first, second and third fiscal quarters of 2012 ended on April 1, 2012, July 1, 2012 and September 30, 2012, respectively; the first, second and third fiscal quarters of 2011 ended on April 3, 2011, July 3, 2011 and October 2, 2011, respectively.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, long-lived assets, goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Restricted Assets

Restricted Cash
The Company receives funds from Applebee's franchisees pursuant to franchise agreements, usage of which is restricted to advertising activities. Cash balances restricted for this purpose as of September 30, 2012 and December 31, 2011 totaled $9.3 million and $1.2 million, respectively. The balances were included as other current assets in the consolidated balance sheets.
Other Restricted Assets
As of September 30, 2012 and December 31, 2011, restricted assets related to a captive insurance subsidiary totaled $2.0 million and $3.6 million, respectively, and were included in other assets in the consolidated balance sheets. The captive insurance subsidiary, which has not underwritten coverage since January 2006, was formed to provide insurance coverage to Applebee's and its franchisees. These restricted assets are primarily investments, use of which is restricted to the payment of insurance claims for incidents that occurred during the period coverage had been provided.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Reclassifications

Amounts previously reported as inventories at December 31, 2011 have been restated to conform to current classifications. Inventories at company restaurants are now included in "other current assets" and inventories of unactivated gift cards are now included in "prepaid gift cards."

	As Originally Reported	As Currently Reported
	(In thousands)
Inventories	$12,031	$—
Prepaid gift cards	$36,643	$45,412
Other current assets	$8,051	$11,313

3. Accounting Policies

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor did it affect how earnings per share is calculated or presented. The Company adopted ASU 2011-05 retrospectively in the first quarter of 2012 and adoption did not have a material impact on the Company’s consolidated financial statements.

Newly Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Testing Indefinite Lived Intangibles for Impairment (“ASU 2012-02”). ASU 2012-02 allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012, however, earlier adoption is allowed. As the guidance does not change the underlying principle that the carrying amount of an indefinite-lived intangible asset should not exceed its fair value, the adoption of ASU 2012-02 is not anticipated to have a material impact on the Company's consolidated financial statements.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the consolidated financial statements as a result of future adoption.

4. Assets Held for Sale

The Company classifies assets as held for sale and ceases the depreciation and amortization of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria, as defined in applicable U.S. GAAP. The assets held for sale are carried at the lower of cost or fair value less cost of disposal. The balance of assets held for sale at December 31, 2011 of $9.4 million consisted of 17 Applebee's company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee, one parcel of land on which a refranchised Applebee's restaurant is situated and three parcels of land previously intended for future restaurant development.

In April 2012, the Company entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 39 Applebee's company-operated restaurants located in Virginia. In May 2012, the Company entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 33 Applebee's company-operated restaurants located primarily in Missouri and Indiana. In July 2012, the Company entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 65 Applebee's company-operated restaurants located in Michigan. Accordingly, $54.7 million, representing the net book value of the assets related to these 137 restaurants, was transferred to assets held for sale.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Assets sold of $45.2 million during the nine months ended September 30, 2012, consisted of: the 17 Applebee's company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee, the 33 Applebee's company-operated restaurants located primarily in Missouri and Indiana, the 65 Applebee's company-operated restaurants located in Michigan and two parcels of land previously intended for future restaurant development. Additionally, the one parcel of land on which a refranchised Applebee's restaurant is situated was transferred out of assets held for sale as the Company no longer intends to sell that asset.

Assets held for sale at September 30, 2012 of $16.4 million consisted of 39 Applebee's company-operated restaurants located primarily in Virginia (see Note 15) and one parcel of land previously intended for future restaurant development.

The following table summarizes changes in assets held for sale during the nine months ended September 30, 2012:

(In millions)
Balance, December 31, 2011	$9.4
Assets transferred to held for sale	54.7
Assets sold	(45.2)
Other	(2.5)
Balance, September 30, 2012	$16.4

5. Long-Term Debt

Long-term debt consisted of the following components:

	September 30, 2012	December 31, 2011
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 4.25% as of September 30, 2012 and December 31, 2011	$503.8	$682.5
Senior Notes due October 2018, at a fixed rate of 9.5%	760.8	765.8
Discount	(24.5)	(29.5)
Total long-term debt	1,240.1	1,418.8
Less current maturities	(7.4)	(7.4)
Long-term debt, less current maturities	$1,232.7	$1,411.4

For a description of the respective instruments, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Debt Modification Costs

On February 25, 2011, the Company entered into Amendment No. 1 (the ''Amendment'') to the Credit Agreement dated as of October 8, 2010. For a description of the Amendment, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Fees of $4.1 million paid to third parties in connection with the Amendment were included as “Debt modification costs” in the Consolidated Statement of Income for the nine months ended September 30, 2011.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Loss on Extinguishment of Debt

During the nine months ended September 30, 2012 and 2011, the Company recognized the following losses on the extinguishment of debt:

Quarter Ended	Instrument Repaid/Retired	Face Amount Repaid/Retired	Cash Paid	Loss (1)
		(In millions)
March 2012	Term Loans	$70.5	$70.5	$1.9
March 2012	Senior Notes	5.0	5.5	0.7
September 2012	Term Loans	108.2	108.2	2.3
	Total 2012	183.7	184.2	4.9

March 2011	Term Loans	$110.0	$110.0	$2.7
March 2011	Senior Notes	32.3	35.3	4.3
June 2011	Senior Notes	7.5	8.2	0.9
	Total 2011	$149.8	$153.5	$7.9

(1) Including write-off of the discount and deferred financing costs related to the debt retired.

Compliance with Covenants and Restrictions

The Company was in compliance with all the covenants and restrictions related to its Senior Secured Credit Facility and Senior Notes as of September 30, 2012.

6. Financing Obligations

As of September 30, 2012, future minimum lease payments under financing obligations during the initial terms of the leases related to sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
Remainder of 2012	$2.7	(1)
2013	10.8
2014	10.9
2015	11.9	(1)
2016	11.0
Thereafter	133.2
Total minimum lease payments	180.5
Less: interest	(84.4)
Total financing obligations	96.1
Less: current portion	(2.3)	(2)
Long-term financing obligations	$93.8

(1)     Due to the varying closing dates of the Company’s fiscal years, 11 monthly payments will be made in fiscal 2012 and 13 monthly payments will be made in fiscal 2015.
(2)     Included in “current maturities of capital lease and financing obligations” on the consolidated balance sheet.

During the nine months ended September 30, 2012, the Company’s continuing involvement with 41 properties subject to financing obligations was ended by assignment of the lease obligations to a qualified franchisee. As a result, the Company’s financing obligations were reduced by $67.9 million.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

7. Impairment and Closure Charges

The Company assesses tangible long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The following table summarizes the components of impairment and closure charges for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Impairment and closure charges:
Impairment	$—	$0.1	$0.4	$4.9
Lenexa lease termination	—	—	—	21.3
Closure charges	0.4	0.1	0.9	0.7
Total impairment and closure charges	$0.4	$0.2	$1.3	$26.9

Impairment and closure charges for the nine months ended September 30, 2012 totaled $1.3 million. The impairment charge related to a parcel of land previously intended for future restaurant development. The closure charges primarily related to several individually insignificant closures of franchise restaurants.

Impairment and closure charges for the nine months ended September 30, 2011 totaled $26.9 million and primarily related to termination of the Company's sublease of the commercial space previously occupied by the Applebee's Restaurant Support Center in Lenexa, Kansas. The Company recognized $21.3 million for the termination fee and other closing costs in the second quarter of 2011. The Company recognized a $4.5 million impairment charge in the quarter ended March 31, 2011 related to furniture, fixtures and leasehold improvements at the facility whose book value was not realizable as the result of the termination of the sublease. The closure charges related to several individually insignificant closures of franchise restaurants.

8. Income Taxes

The effective tax rate was 33.2% for the nine months ended September 30, 2012 as compared to 31.8% for the nine months ended September 30, 2011. In 2012, the effective tax rate was impacted by a discrete $6.3 million state benefit in the third quarter related to a reduction in state deferred taxes as a result of the refranchising and sale of Applebee's company-operated restaurants. In 2011, the effective tax rate was lower due to a $3.2 million reduction in income tax expense for the release of liabilities for unrecognized tax benefits related to gift card income deferral as a result of the issuance of guidance by the U.S. Internal Revenue Service.

At September 30, 2012, the Company had a liability for unrecognized tax benefits, including potential interest and penalties net of related tax benefit, totaling $7.0 million, of which approximately $0.9 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

As of September 30, 2012, accrued interest and penalties were $1.9 million and $0.4 million, respectively, excluding any related income tax benefits. As of December 31, 2011, accrued interest and penalties were $3.0 million and $0.3 million, respectively, excluding any related income tax benefits. The decrease of $1.1 million of accrued interest is primarily related to the decrease of unrecognized tax benefits due to settlements with taxing authorities, partially offset by the accrual of interest during the nine months ended September 30, 2012. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense, which is recognized in the Consolidated Statements of Income.

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Pre-tax compensation expense	$4.2	$1.6	$11.2	$8.0
Tax provision	(1.6)	(0.6)	(4.3)	(3.2)
Total stock-based compensation expense, net of tax	$2.6	$1.0	$6.9	$4.8

As of September 30, 2012, total unrecognized compensation cost (including estimated forfeitures) of $9.3 million related to restricted stock and restricted stock units and $8.2 million related to stock options is expected to be recognized over a weighted average period of 1.9 years for restricted stock and restricted stock units and 1.9 years for stock options.

The estimated fair values of the options granted during the nine months ended September 30, 2012 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	0.86%
Weighted average historical volatility	83.6%
Dividend yield	—
Expected years until exercise	4.66
Forfeitures	11.0%
Weighted average fair value of options granted	$33.11

Option balances as of September 30, 2012 and activity related to the Company’s stock options during the nine months then ended were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,318,640	$32.06
Granted	147,674	$51.63
Exercised	(352,266)	$16.20
Forfeited	(50,778)	$44.49
Outstanding at September 30, 2012	1,063,270	$39.44	6.47	$17,740,000
Vested at September 30, 2012 and Expected to Vest	1,022,929	$39.07	6.38	$17,447,000
Exercisable at September 30, 2012	690,212	$35.49	5.37	$14,220,000

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the third quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

A summary of restricted stock activity for the nine months ended September 30, 2012 is presented below:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	486,533	$31.25	18,000	$29.32
Granted	126,006	$51.75	19,152	$52.23
Released	(176,521)	$13.55	(3,910)	$40.58
Forfeited	(84,325)	$44.09	—	—
Outstanding at September 30, 2012	351,693	$44.28	33,242	$41.19

The Company has issued 44,957 shares of cash-settled restricted stock units to members of the Board of Directors, of which 37,184 were outstanding at September 30, 2012. As these instruments can only be settled in cash, they are recorded as liabilities based on the closing price of the Company’s common stock as of September 30, 2012. For the nine months ended September 30, 2012 and 2011, $0.6 million and $0.3 million, respectively, were included in pretax stock-based compensation expense for the cash-settled restricted stock units.

10. Segments

The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of September 30, 2012, the franchise operations segment consisted of (i) 1,954 restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 15 countries outside the United States; and (ii) 1,548 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and four countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products, certain franchise advertising fees and the portion of the franchise fees allocated to intellectual property.  Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and costs related to intellectual property provided to certain franchisees.

As of September 30, 2012, the company restaurant operations segment consisted of 62 Applebee’s company-operated restaurants and 17 IHOP company-operated restaurants, all located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, benefits, utilities, rent and other restaurant operating costs.

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Information on segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Revenues from External Customers
Franchise operations	$102.7	$97.7	$313.5	$300.8
Company restaurants	79.6	131.6	274.3	421.0
Rental operations	30.9	31.2	92.1	95.0
Financing operations	3.2	4.0	11.4	16.3
Total	$216.3	$264.5	$691.3	$833.0
Interest Expense
Company restaurants	$0.1	$0.1	$0.3	$0.4
Rental operations	4.2	4.4	12.8	13.6
Corporate	28.9	32.2	88.8	101.3
Total	$33.2	$36.7	$101.9	$115.3
Depreciation and amortization
Franchise operations	$2.5	$2.3	$7.4	$7.4
Company restaurants	1.6	4.0	6.4	13.5
Rental operations	3.4	3.5	10.3	10.5
Corporate	2.3	2.5	6.7	7.2
Total	$9.8	$12.3	$30.8	$38.6
Income (loss) before income taxes
Franchise operations	$75.5	$72.7	$232.4	$222.1
Company restaurants	11.0	17.6	42.0	57.9
Rental operations	6.7	6.7	19.0	21.3
Financing operations	3.2	3.6	9.8	10.3
Corporate	(9.8)	(75.4)	(140.1)	(243.4)
Total	$86.6	$25.2	$163.1	$68.2

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11. Net Income per Share

The computation of the Company’s basic and diluted net income per share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator for basic and dilutive income per common share:
Net income	$60,573	$16,525	$108,855	$46,572
Less: Accretion of Series B Convertible Preferred Stock	(688)	(647)	(2,033)	(1,915)
Less: Net income allocated to unvested participating restricted stock	(1,187)	(359)	(2,477)	(1,212)
Net income available to common stockholders - basic	58,698	15,519	104,345	43,445
Effect of unvested participating restricted stock in two-class calculation	57	5	121	22
Accretion of Series B Convertible Preferred Stock	688	—	2,033	—
Net income available to common stockholders - diluted	$59,443	$15,524	$106,499	$43,467
Denominator:
Weighted average outstanding shares of common stock - basic	18,006	17,968	17,859	17,912
Dilutive effect of:
Stock options	246	275	270	356
Series B Convertible Preferred Stock	672	—	672	—
Weighted average outstanding shares of common stock - diluted	18,924	18,243	18,801	18,268
Net income per common share:
Basic	$3.26	$0.86	$5.84	$2.43
Diluted	$3.14	$0.85	$5.66	$2.38
For the three months and nine months ended September 30, 2011, the diluted income per common share was computed excluding 633,600 shares of common stock equivalents from the conversion of Series B Convertible Preferred Stock that were antidilutive.
12. Fair Value Measurements
The Company does not have a material amount of financial instruments, non-financial assets or non-financial liabilities that are required under U.S. GAAP to be measured on a recurring basis at fair value. The Company has not elected to use fair value measurement, as provided under U.S. GAAP, for any assets or liabilities for which fair value measurement is not presently required.

The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate the carrying amounts due to their short duration.

The fair values of non-current financial liabilities at September 30, 2012 and December 31, 2011, determined based on Level 2 inputs, were as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, less current maturities	$1,232.7	$1,359.1	$1,411.4	$1,486.2

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

13. Commitments and Contingencies

Litigation, Claims and Disputes

The Company is subject to various lawsuits, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. The Company is required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of the Company's litigation are expensed as such fees and expenses are incurred. Management regularly assesses the Company's insurance deductibles, analyzes litigation information with the Company's attorneys and evaluates its loss experience in connection with pending legal proceedings. While the Company does not presently believe that any of the legal proceedings to which the Company is currently a party will ultimately have a material adverse impact on the Company, there can be no assurance that the Company will prevail in all the proceedings the Company is party to, or that the Company will not incur material losses from them.

Gerald Fast v. Applebee's

As previously disclosed, the Company has been defending a collective action in the United States District Court for the Western District of Missouri, Central Division that commenced in July 2006. In this case, the plaintiffs claimed that tipped servers and bartenders in Applebee's company-operated restaurants spent more than 20% of their time performing general preparation and maintenance duties, or “non-tipped work,” for which they should be compensated at the minimum wage. Under this action, plaintiffs sought unpaid wages and other relief of up to $17 million plus plaintiffs' attorneys' fees and expenses. The Company has vigorously challenged both the merits of the lawsuit and the allegation that the case should be certified as a collective action. However, in light of the cost and uncertainty involved in this lawsuit, the parties executed a settlement agreement on September 25, 2012. Under the proposed settlement, which is awaiting approval by the court, the Company agreed to pay $9.0 million. The settlement of the lawsuit is not an admission by the Company of any wrongdoing.
Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $432.0 million as of September 30, 2012. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2012 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 30, 2012.

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Supplemental Condensed Consolidating Balance Sheet
September 30, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$45.0	$26.2	$0.6	$—	$71.8
Receivables, net	1.1	82.1	0.4	(8.0)	75.5
Prepaid expenses and other current assets	140.2	55.9	—	(140.6)	55.5
Deferred income taxes	(2.6)	25.4	0.9	—	23.7
Assets held for sale	—	15.4	0.9	—	16.4
Intercompany	(376.8)	371.2	5.6	—	—
Total current assets	(193.2)	576.2	8.5	(148.6)	242.9
Long-term receivables	—	214.8	—	—	214.8
Property and equipment, net	24.7	321.0	—	—	345.6
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	809.2	—	—	809.2
Other assets, net	19.3	92.5	—	—	111.8
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,548.4	$2,711.1	$8.5	$(1,846.2)	$2,421.8
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$15.4	$—	$—	$(8.0)	$7.4
Accounts payable	1.8	30.2	—		32.0
Accrued employee compensation and benefits	7.1	12.6	—		19.7
Gift card liability	—	84.1	—		84.1
Income taxes payable	(46.4)	187.0	—	(140.6)	—
Other accrued expenses	42.4	26.8	0.5		69.7
Total current liabilities	20.3	340.7	0.5	(148.6)	212.9
Long-term debt	1,232.7	—	—		1,232.7
Financing obligations	—	93.8	—		93.8
Capital lease obligations	—	127.2	—	—	127.2
Deferred income taxes	6.6	360.2	(0.2)		366.5
Other liabilities	5.5	99.2	0.8		105.6
Total liabilities	1,265.1	1,021.1	1.1	(148.6)	2,138.7
Total stockholders’ equity	283.3	1,690.0	7.4	(1,697.6)	283.1
Total liabilities and stockholders’ equity	$1,548.4	$2,711.1	$8.5	$(1,846.2)	$2,421.8
(1) Supplemental statements presented in millions may not add due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Supplemental Condensed Consolidating Balance Sheet
December 31, 2011
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$9.9	$50.4	$0.4	$—	$60.7
Receivables, net	0.6	121.0	0.1	(6.0)	115.7
Prepaid expenses and other current assets	85.3	56.7	—	(71.3)	70.6
Deferred income taxes	1.5	19.0	0.1	—	20.6
Assets held for sale	—	7.3	2.1	—	9.4
Intercompany	(300.2)	294.5	5.7	—	—
Total current assets	(202.9)	548.7	8.4	(77.3)	276.9
Long-term receivables	—	226.5	—	—	226.5
Property and equipment, net	24.6	449.6	—	—	474.2
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	822.4	—	—	822.4
Other assets, net	23.2	93.5	0.1	—	116.8
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,542.5	$2,838.2	$8.5	$(1,774.9)	$2,614.3
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$13.4	$—	$—	$(6.0)	$7.4
Accounts payable	2.8	26.2	—	—	29.0
Accrued employee compensation and benefits	6.7	19.5	—	—	26.2
Gift card liability	—	147.0	—	—	147.0
Other accrued expenses	(61.6)	180.6	0.4	(71.3)	48.1
Total current liabilities	(38.7)	373.3	0.4	(77.3)	257.6
Long-term debt	1,411.4	—	—	—	1,411.4
Financing obligations	—	162.7	—	—	162.7
Capital lease obligations	—	134.4	—	—	134.4
Deferred income taxes	8.9	375.3	(0.4)	—	383.8
Other liabilities	5.4	102.6	1.1	—	109.1
Total liabilities	1,387.0	1,148.3	1.1	(77.3)	2,459.1
Total stockholders’ equity	155.5	1,689.9	7.4	(1,697.6)	155.2
Total liabilities and stockholders’ equity	$1,542.5	$2,838.2	$8.5	$(1,774.9)	$2,614.3
(1) Supplemental statements presented in millions may not add due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$0.7	$101.7	$0.3	$—	$102.7
Restaurant sales	—	79.6	—	—	79.6
Rental revenues	—	30.9	—	—	30.9
Financing revenues	—	3.2	—	—	3.2
Total revenue	0.7	215.4	0.3	—	216.3
Franchise expenses	0.6	26.6	—	—	27.1
Restaurant expenses	—	68.6	—	—	68.6
Rental expenses	—	24.2	—	—	24.2
Financing expenses	—	—	—	—	—
General and administrative	15.8	32.5	0.4	—	48.7
Interest expense	26.5	2.4	—	—	28.9
Impairment and closure	—	0.2	0.2	—	0.4
Amortization of intangible assets	—	3.1	—	—	3.1
Loss (gain) on disposition of assets	—	(73.3)	(0.4)	—	(73.7)
Loss on extinguishment of debt	2.3	—	—	—	2.3
Intercompany dividend	(88.7)	—	—	88.7	—
Income (loss) before income taxes	44.2	131.1	0.1	(88.7)	86.6
Benefit (provision) for income taxes	16.5	(42.5)	—	—	(26.0)
Net (loss) income	$60.6	$88.6	$0.1	$(88.7)	$60.6
Total comprehensive income	$60.6	$88.6	$0.1	$(88.7)	$60.6

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2011
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$0.6	$96.9	$0.2	$—	$97.7
Restaurant sales	—	131.2	0.4	—	131.6
Rental revenues	—	31.2	—	—	31.2
Financing revenues	—	4.0	—	—	4.0
Total revenue	0.6	263.3	0.6	—	264.5
Franchise expenses	0.6	24.5	—	—	25.0
Restaurant expenses	—	113.7	0.2	—	114.0
Rental expenses	—	24.4	0.1	—	24.5
Financing expenses	—	0.4	—	—	0.4
General and administrative	6.5	31.8	0.5	—	38.7
Interest expense	28.2	4.0	—	—	32.2
Impairment and closure	—	(0.1)	0.2	—	0.2
Amortization of intangible assets	—	3.1	—	—	3.1
Loss on disposition of assets	—	1.2	—	—	1.2
Loss on extinguishment of debt	—	—	—	—	—
Debt modification costs	—	—	—	—	—
Other (income) expense	(37.0)	0.4	(0.4)	37.1	—
Income (loss) before income taxes	2.3	59.9	—	(37.1)	25.2
Benefit (provision) for income taxes	14.3	(23.2)	0.2	—	(8.7)
Net (loss) income	$16.6	$36.7	$0.3	$(37.1)	$16.5
Total comprehensive income	$16.6	$36.7	$0.3	$(37.1)	$16.5
(1) Supplemental statements presented in millions may not add due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Supplemental Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$1.9	$310.8	$0.8	$—	$313.5
Restaurant sales	—	274.3	—	—	274.3
Rental revenues	—	92.1	—	—	92.1
Financing revenues	—	11.4	—	—	11.4
Total revenue	1.9	688.6	0.8	—	691.3
Franchise expenses	1.8	79.3	—	—	81.1
Restaurant expenses	—	232.3	—	—	232.3
Rental expenses	—	73.1	—	—	73.1
Financing expenses	—	1.6	—	—	1.6
General and administrative	28.9	95.2	1.4	—	125.6
Interest expense	80.9	7.9	—	—	88.8
Impairment and closure	—	0.7	0.6	—	1.3
Amortization of intangible assets	—	9.2	—	—	9.2
Gain on disposition of assets	—	(88.5)	(1.2)	—	(89.6)
Loss on extinguishment of debt	4.9	—	—	—	4.9
Intercompany dividend	(179.7)	—	—	179.7	—
Income (loss) before income taxes	65.1	277.8	—	(179.7)	163.1
Benefit (provision) for income taxes	43.6	(97.9)	—	—	(54.2)
Net (loss) income	$108.7	$179.9	$—	$(179.7)	$108.9
Total comprehensive income	$108.8	$180.0	$—	$(179.7)	$109.0

Supplemental Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2011
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise revenues	$1.9	$298.2	$0.7	$—	$300.8
Restaurant sales	—	419.8	1.2	—	420.9
Rental revenues	—	94.9	0.1	—	95.0
Financing revenues	—	16.3	—	—	16.3
Total revenue	1.9	829.2	2.0	—	833.0
Franchise expenses	1.6	77.1	—	—	78.7
Restaurant expenses	—	362.3	0.7	—	363.0
Rental expenses	—	73.6	0.1	—	73.7
Financing expenses	—	6.0	—	—	6.0
General and administrative	20.1	93.4	1.7	—	115.2
Interest expense	89.2	12.1	—	—	101.3
Impairment and closure	—	26.6	0.3	—	26.9
Amortization of intangible assets	—	9.2		—	9.2
Gain on disposition of assets	—	(21.2)	—	—	(21.3)
Loss on extinguishment of debt	7.9	—		—	7.9
Debt modification costs	4.1	—	—	—	4.1
Other (income) expense	(86.0)	20.9	(1.4)	66.5	—
Income (loss) before income taxes	(35.0)	169.2	0.6	(66.5)	68.2
Benefit (provision) for income taxes	47.8	(69.3)	(0.2)	—	(21.7)
Net (loss) income	$12.8	$99.9	$0.4	$(66.5)	$46.6
Total comprehensive income	$12.8	$99.9	$0.4	$(66.5)	$46.5
(1) Supplemental statements presented in millions may not add due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Supplemental Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(74.5)	$142.3	$0.2	—	$68.1
Investing cash flows
Additions to property and equipment	(4.7)	(8.8)	—		(13.5)
Principal receipts from long-term receivables	—	10.3	—	—	10.3
Proceeds from sale of assets	—	137.4	—	—	137.4
Other	—	1.0	—	—	1.0
Cash flows provided by (used in) investing activities	(4.7)	139.9	—	—	135.2
Financing cash flows
Revolving credit borrowings	50.0	—	—	—	50.0
Revolving credit repayments	(50.0)	—	—	—	(50.0)
Payment of debt	(184.2)	(8.2)	—	—	(192.5)
Payment of debt issuance costs	—	—	—	—	—
Purchase of common stock	—	—	—	—	—
Restricted cash	—	(8.2)	—	—	(8.2)
Other	7.4	1.2	—	—	8.5
Intercompany transfers	291.1	(291.1)	—	—	—
Cash flows provided by (used in) financing activities	114.2	(306.3)	—	—	(192.2)
Net change	35.1	(24.1)	0.2	—	11.1
Beginning cash and equivalents	9.9	50.4	0.4	—	60.7
Ending cash and equivalents	$45.0	$26.2	$0.6	—	$71.8

Supplemental Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(90.4)	$184.7	$0.8	—	$95.1
Investing cash flows
Additions to property and equipment	(5.8)	(15.0)	—	—	(20.8)
Principal receipts from long-term receivables	—	9.9	—	—	9.9
Proceeds from sale of assets	—	60.2	—	—	60.2
Other	—	(0.6)	—	—	(0.6)
Cash flows provided by (used in) investing activities	(5.8)	54.5	—	—	48.7
Financing cash flows
Revolving credit borrowings	25.0	—	—	—	25.0
Revolving credit repayments	(25.0)				(25.0)
Payment of debt	(153.4)	(10.3)	—	—	(163.7)
Payment of debt issuance costs	(12.3)	—	—	—	(12.3)
Purchase of common stock	(21.2)	—	—	—	(21.2)
Restricted cash	—	(1.6)	—	—	(1.6)
Other	6.2	0.4	—	—	6.6
Intercompany transfers	288.2	(286.4)	(1.8)	—	—
Cash flows provided by (used in) financing activities	107.5	(297.9)	(1.8)	—	(192.2)
Net change	11.3	(58.7)	(1.0)	—	(48.4)
Beginning cash and equivalents	23.4	77.3	1.6	—	102.3
Ending cash and equivalents	$34.7	$18.6	$0.6	—	$53.9
(1) Supplemental statements presented in millions may not add due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

15. Subsequent Event

On October 3, 2012, the Company completed the refranchising and sale of related restaurant assets of 39 Applebee's company-operated restaurants located in Virginia. A gain on disposition of assets of approximately $14 million will be recognized in the fourth quarter of fiscal 2012.

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

The Company was incorporated under the laws of the State of Delaware in 1976. The first International House of Pancakes® (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company or its predecessors have engaged in the development, operation, franchising and licensing of IHOP restaurants. In November 2007, we acquired Applebee’s International, Inc. (“Applebee’s”), which became a wholly-owned subsidiary of the Company. Through various IHOP and Applebee’s subsidiaries, we own, franchise and operate two restaurant concepts in the casual dining and family dining categories of the food service industry: Applebee’s Neighborhood Grill and Bar® and IHOP®. DineEquity, Inc. is the parent of the IHOP and Applebee’s subsidiaries. References herein to Applebee’s and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company. References herein to “system-wide sales” include retail sales at restaurants that are owned by franchisees and area licensees and are not attributable to the Company, as well as retail sales at company-operated restaurants.

Domestically, IHOP restaurants are located in all 50 states and the District of Columbia while Applebee's restaurants are located in every state except Hawaii. Internationally, IHOP restaurants are located in two United States territories and four foreign countries; Applebee's restaurants are located in one United States territory and 15 foreign countries. With nearly 3,600 franchised and company-operated restaurants combined, we are one of the largest full-service restaurant companies in the world.

Franchise Business Model
As of September 30, 2012, our system-wide restaurant portfolio was 97.8% franchised and consisted of the following:

	September 30, 2012
	Applebee's	IHOP	Total
Domestic:
Franchise/area license restaurants	1,810	1,509	3,319
Company-operated restaurants	62	17	79
International:
Franchise/area license restaurants	144	39	183
Total	2,016	1,565	3,581
Percentage franchised	96.9%	98.9%	97.8%

Since the completion of the Applebee’s acquisition, we have been pursuing a strategy to transition Applebee's from a system that was 74% franchised at the time of the acquisition to a 99% franchised Applebee's system, similar to IHOP’s 99% franchised system. We believe a highly franchised business model requires less capital investment and general and adminstative overhead, generates higher gross profit margins and reduces the volatility of free cash flow performance over time, as compared to a model based on operating a significant number of company restaurants.
During the nine months ended September 30, 2012, we completed the refranchising and sale of related restaurant assets of 115 Applebee's company-operated restaurants, comprised as follows: 17 restaurants in a six-state market area geographically centered around Memphis, Tennessee; 33 restaurants located primarily in Missouri and Indiana; and 65 restaurants located in Michigan. In October 2012, we completed the refranchising and sale of related restaurant assets of 39 Applebee's company-operated restaurants located in Virginia. With the completion of the Virginia transaction, we have refranchised all Applebee's company-operated restaurants, except for 23 restaurants the Company currently retains as company-operated restaurants in the Kansas City area. As of October 3, 2012, 99% of DineEquity's restaurants are now franchised.
Key Performance Indicators
In evaluating and assessing the performance of our business units, we consider our key operating performance indicators to be: (i) percentage change in domestic system-wide same-restaurant sales for Applebee's and IHOP; (ii) net franchise restaurant development and restaurants refranchised for Applebee's and IHOP; and (iii) Applebee's company-operated restaurant operating margin. An overview of these metrics for the nine months ended September 30, 2012 is as follows:

	Applebee's	IHOP
Percentage change in domestic system-wide same-restaurant sales	1.3%	(1.3)%
Net franchise restaurant development	(3)	15
Restaurants refranchised	115	4
Restaurant operating margin	16.8%	n/a
n/a - not applicable given relatively small number and test-market nature of IHOP company restaurants
With the completion of our Applebee's refranchising strategy, we will no longer consider restaurants refranchised and restaurant operating margin to be key indicators in assessing operating performance.
We consider cash from operations and free cash flow (cash provided by operating activities, plus receipts from notes, equipment contracts and other long-term receivables, less additions to property and equipment) to be key indicators of consolidated performance. Cash from operations and free cash flow for the nine months ended September 30, 2012 were $68.1 million and $64.9 million, respectively.
Additional information on each of these metrics is presented under the captions "Restaurant Data," "Restaurant Development Activity," "Company Restaurant Operations" and "Liquidity and Capital Resources" that follow.

Restaurant Data

The following table sets forth, for the three and nine months ended September 30, 2012 and 2011, the number of effective restaurants in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)
Applebee's Restaurant Data
Effective restaurants(a)
Franchise	1,871	1,766	1,861	1,757
Company	144	243	156	253
Total	2,015	2,009	2,017	2,010
System-wide(b)
Sales percentage change(c)	2.4%	(0.1)%	1.7%	2.6%
Domestic same-restaurant sales percentage change(d)	2.0%	(0.3)%	1.3%	2.3%
Franchise(b)(f)
Sales percentage change(c)	8.4%	(1.3)%	7.0%	1.8%
Domestic same-restaurant sales percentage change(d)	2.2%	(0.4)%	1.2%	2.5%
Average weekly domestic unit sales (in thousands)	$45.1	$44.2	$47.4	$47.0
Company (f)
Sales percentage change(c)	(42.2)%	1.4%	(36.7)%	1.0%
Same-restaurant sales percentage change(d)	0.5%	0.1%	2.7%	0.5%
Average weekly domestic unit sales (in thousands)	$39.3	$40.2	$42.5	$41.3

IHOP Restaurant Data
Effective restaurants(a)
Franchise	1,377	1,347	1,375	1,339
Area license	165	163	165	163
Company	17	10	15	10
Total	1,559	1,520	1,555	1,512
System-wide(b)
Sales percentage change(c)	0.9%	2.6%	1.9%	1.7%
Domestic same-restaurant sales percentage change(d)	(2.0)%	(1.5)%	(1.3)%	(2.4)%
Franchise(b)
Sales percentage change(c)	0.4%	2.5%	1.6%	1.6%
Domestic same-restaurant sales percentage change(d)	(2.0)%	(1.5)%	(1.2)%	(2.4)%
Average weekly domestic unit sales (in thousands)	$33.8	$34.4	$34.2	$34.6

Company (e)	n/m	n/m	n/m	n/m

Area License(b)
Sales percentage change(c)	4.0%	4.4%	3.5%	2.5%

(a)   “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)   “System-wide” sales are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. Applebee's domestic franchise restaurant sales, IHOP franchise restaurant sales and IHOP area license restaurant sales for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Reported sales (unaudited)
Applebee's franchise restaurant sales	$1,011.4	$932.6	$3,165.4	$2,957.2
IHOP franchise restaurant sales	$604.8	$602.7	$1,834.6	$1,805.5
IHOP area license restaurant sales	$57.3	$55.1	$178.1	$172.0

(c)   “Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal period compared to the prior fiscal period for all restaurants in that category.

(d)   “Domestic same-restaurant sales percentage change” reflects the percentage change in sales, in any given fiscal period, compared to the same weeks in the prior year for domestic restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and restaurant closures, the domestic restaurants open throughout both fiscal periods being compared may be different from period to period. Same-restaurant sales percentage change does not include data on IHOP area license restaurants located in Florida.

(e)   Sales percentage changes and domestic same-restaurant sales percentage change for IHOP company-operated restaurants are not meaningful (“n/m”) because there are few such restaurants, consisting of 10 restaurants in a single test market, along with a variable, small number of restaurants that are reacquired from franchisees from time-to-time and temporarily operated by the Company.

(f)   The sales percentage change for the three and nine months ended September 30, 2012 and 2011 for Applebee’s franchise and company-operated restaurants was impacted by the refranchising of 115 company-operated restaurants in 2012 and 132 company-operated restaurants during 2011.

Restaurant Development Activity

The following table summarizes Applebee’s restaurant development and franchising activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)
Applebee’s Restaurant Development Activity
Beginning of period	2,018	2,012	2,019	2,010
New openings
Franchise	5	4	14	12
Total new openings	5	4	14	12
Closings
Franchise	(7)	(6)	(17)	(12)
Total closings	(7)	(6)	(17)	(12)
End of period	2,016	2,010	2,016	2,010
Summary - end of period
Franchise	1,954	1,767	1,954	1,767
Company	62	243	62	243
Total	2,016	2,010	2,016	2,010
Restaurant Franchising Activity
Domestic franchise openings	4	2	7	8
International franchise openings	1	2	7	4
Refranchised	98	1	115	66
Total restaurants franchised	103	5	129	78
Closings
Domestic franchise	(2)	(1)	(6)	(3)
International franchise	(5)	(5)	(11)	(9)
Total franchise closings	(7)	(6)	(17)	(12)
Net franchise restaurant (reductions) additions	96	(1)	112	66

In 2012, we expect Applebee's franchisees to open a total of 30 to 40 new Applebee's restaurants, approximately half of which are expected to be opened domestically. We currently do not plan to open any Applebee's company-operated restaurants. The actual number of openings may differ from both our expectations and development commitments due to various factors, including economic conditions, franchisee access to capital, and the impact of currency fluctuations on our international franchisees. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays and difficulties in obtaining regulatory approvals.

The following table summarizes IHOP restaurant development and franchising activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,557	1,522	1,550	1,504
New openings
Franchise	12	13	27	36
Area license	—	1	1	3
Total new openings	12	14	28	39
Closings
Franchise	(4)	(4)	(11)	(7)
Area license	—	—	(2)	(4)
Total closings	(4)	(4)	(13)	(11)
End of period	1,565	1,532	1,565	1,532
Summary - end of period
Franchise	1,383	1,356	1,383	1,356
Area license	165	163	165	163
Company	17	13	17	13
Total	1,565	1,532	1,565	1,532
Restaurant Franchising Activity
Domestic franchise openings	10	12	24	29
International franchise openings	2	1	3	7
Area license openings	—	1	1	3
Refranchised	—	1	4	2
Total restaurants franchised	12	15	32	41
Closings
Domestic franchise	(4)	(4)	(11)	(7)
Area license	—	—	(2)	(4)
Total franchise closings	(4)	(4)	(13)	(11)
Reacquired by the Company	—	(3)	(6)	(4)
Net franchise restaurant additions	8	8	13	26

In 2012, we expect IHOP franchisees to open a total of 45 to 55 new IHOP restaurants, primarily in the domestic market. The actual number of openings in any period may differ from both our expectations and the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals, franchisee noncompliance with development agreements and various economic factors. We currently do not plan to open any new IHOP company-operated restaurants. The number of IHOP company-operated restaurants increased during the second quarter of 2012 due to the takeback of six franchise restaurants whose franchise agreements were terminated. These restaurants will be operated temporarily by the Company until they are refranchised.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Sales Trends

	Domestic System-wide Same-restaurant Sales
	Increase (Decrease)
	2010				2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Applebee’s
Quarter	(2.7)%	(1.6)%	3.3%	2.9%	3.9%	3.1%	(0.3)%	1.0%	1.2%	0.7%	2.0%
YTD	(2.7)%	(2.2)%	(0.5)%	0.3%	3.9%	3.5%	2.3%	2.0%	1.2%	1.0%	1.3%
IHOP
Quarter	(0.4)%	(1.0)%	0.1%	1.1%	(2.7)%	(2.9)%	(1.5)%	(1.0)%	(0.5)%	(1.4)%	(2.0)%
YTD	(0.4)%	(0.7)%	(0.4)%	0.0%	(2.7)%	(2.8)%	(2.4)%	(2.0)%	(0.5)%	(0.9)%	(1.3)%

Applebee’s domestic system-wide same-restaurant sales increased 2.0% for the three months ended September 30, 2012, the eighth positive quarter of the most recent nine quarters. The increase in the third quarter of 2012 was driven primarily by an increase in system-wide guest check, partially offset by a decline in guest traffic. The higher guest check came from an increase in menu pricing and from favorable product mix changes.

We are focusing our efforts on driving sales and traffic growth while improving the guest experience by providing value and variety that is unique to Applebee's. Our signature “2 for $20” menu and the “2 for $24” trade-up option continue to resonate with our guests, especially when we update these value propositions with new menu items, such as our Flavors of the Southwest items update in August. In addition to menu innovation, we are focusing on both excellence and execution at the restaurant level in every aspect of operations. During the third quarter, we launched Applebee's new campaign, “See You TomorrowSM,” which communicates that we are doing whatever it takes to make sure our guests return. The campaign includes TV, radio, online, and outdoor ads to encourage repeat visits by highlighting recent changes to the Applebee's brand, such as the modernization of the restaurants. We expect that more than 50% of Applebee's domestic system restaurants will have the revitalized look by the end of 2012.

IHOP’s domestic system-wide same-restaurant sales decreased 2.0% for the three months ended September 30, 2012. The decrease was primarily due to a decline in guest traffic, partially offset by an increase in average guest check.

We are addressing the traffic decline at IHOP with a rollout of programs aimed at improving guest satisfaction and retention. We completed the rollout of two key components of our "Operations Improvement Plan": Service Excellence and Operations Evaluations. These programs are designed to work in tandem to both raise the bar on providing guests with an exceptional dining experience and set high operating standards. In May, we launched a new advertising campaign, “IHOP. Everything You Love About BreakfastSM,” refocusing on what we do best and what we know is our heritage - breakfast. Our brand positioning is to redefine the American breakfast experience, making IHOP the destination of choice for breakfast any time of day. The IHOP menu is being redesigned and simplified to capture the essence of our iconic brand. We plan to provide our guests with the best combination of value that aligns with our mission of being their first choice for breakfast.

With respect to both brands, same-restaurant sales for the first nine months of 2012 are not necessarily indicative of results expected for the full year.

Financial Statement Effect of Refranchising Company-Operated Restaurants

As noted under “Franchise Business Model” above, we have reached our goal of transitioning Applebee's to a 99% franchised system. Compared to amounts that have been reported historically since the Applebee's acquisition, the amounts reported in future periods for company-operated restaurant revenues and expenses will be considerably smaller, while franchise royalty revenues and expenses should increase. Segment profit margin will increase but total segment profit will likely be smaller because royalties from franchised restaurants are a smaller percentage of restaurant revenues than the historic restaurant operating profit margin percentage of company-operated restaurants. However, changes in same-restaurant sales will create less of an impact on changes in operating income now that the Applebee's system is 99% franchised. Proceeds from disposition of assets will no longer provide a significant source of funds to be used to retire debt supplementary to cash from operating activities.

General and Administrative Expenses (“G&A”)

In conjunction with staff reductions resulting from the completion of our Applebee's company-operated restaurant refranchising initiative, during the third quarter of 2012 we completed a comprehensive review of our organizational structure as a 99% franchised company and identified additional opportunities to reduce G&A. We anticipate that savings identified will be approximately $10 million to $12 million on an annualized basis and expect that the savings will begin to be realized in the fourth quarter of 2012.

Comparison of the Three Months ended September 30, 2012 and 2011

Results of Operations

Key components of changes in our financial results for the three months ended September 30, 2012 compared to the same period of 2011 are summarized below and discussed in the sections that follow:

•
 Revenue decreased $48.2 million, primarily due to the refranchising of Applebee's company-operated restaurants and a 2.0% decrease in IHOP domestic same-restaurant sales, partially offset by higher franchise royalty revenues resulting from the increase in Applebee’s and IHOP franchise restaurants and a 2.0% increase in Applebee's domestic same-restaurant sales;

•	Segment profit decreased $4.2 million, comprised as follows:

	Three Months Ended		Favorable (Unfavorable)
	September 30,
	2012	2011	Variance
	(In millions)
Franchise operations	$75.5	$72.7	$2.8
Company restaurant operations	11.0	17.6	(6.6)
Rental operations	6.7	6.7	—
Financing operations	3.2	3.6	(0.4)
Total	$96.4	$100.6	$(4.2)

The decline in segment profit was primarily due to the refranchising of Applebee’s company-operated restaurants, partially offset by an increase in the number of Applebee’s and IHOP franchise restaurants and a 2.0% increase in Applebee's domestic same-restaurant sales;

•
We recognized a gain on disposition of assets of $73.7 million for the three months ended September 30, 2012, primarily related to the refranchising and sale of related restaurant assets of 115 Applebee's company-operated restaurants;

•	G&A expenses increased $10.0 million, primarily due to a $9.0 million charge related to the estimated cost to settle litigation that commenced prior to our 2007 acquisition of Applebee's; and

•	Interest expense decreased $3.3 million due to our reduction of debt balances over the past 12 months.

Franchise Operations

	Three Months Ended		Favorable (Unfavorable)
	September 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Franchise Revenues
Applebee’s	$43.8	$40.1	$3.7	9.1%
IHOP	39.9	38.7	1.2	3.2%
IHOP advertising	19.0	18.9	0.1	0.6%
Total franchise revenues	102.7	97.7	5.0	5.1%
Franchise Expenses
Applebee’s	1.1	0.6	(0.5)	(87.2)%
IHOP	7.1	5.5	(1.6)	(27.2)%
IHOP advertising	19.0	18.9	(0.1)	(0.6)%
Total franchise expenses	27.2	25.0	(2.2)	(8.6)%
Franchise Segment Profit
Applebee’s	42.6	39.5	3.1	7.9%
IHOP	32.9	33.2	(0.3)	(0.8)%
Total franchise segment profit	$75.5	$72.7	$2.8	3.9%
Segment profit as % of revenue (1)	73.6%	74.4%
 _____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

The $3.7 million increase in Applebee’s franchise revenue was primarily attributable to increased royalty revenue resulting from the refranchising of 182 company-operated restaurants in the past 15 months (one in the third quarter of 2011, 66 in the fourth quarter of 2011, 17 in the first quarter of 2012 and 98 in the third quarter of 2012) and a 2.2% increase in domestic same-restaurant sales. The $1.2 million increase in IHOP franchise revenue (other than advertising) was primarily attributable to an increase in sales volume of pancake and waffle dry mix and a 2.2% increase in effective franchise restaurants, partially offset by a decrease of 2.0% in IHOP domestic franchise same-restaurant sales. The $1.6 million increase in IHOP franchise expenses was primarily due to costs associated with the increased dry mix revenues and an increase in bad debt expense.

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

The increase in franchise segment profit is primarily due to an increase in effective franchise restaurants due to the refranchising of Applebee’s company-operated restaurants and to IHOP franchise restaurant development.

Company Restaurant Operations

	Three Months Ended		Favorable (Unfavorable)
	September 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Company restaurant sales	$79.6	$131.6	$(52.0)	(39.5)%
Company restaurant expenses	68.6	114.0	45.4	39.9%
Company restaurant segment profit	$11.0	$17.6	$(6.6)	(37.5)%
Segment profit as % of revenue (1)	13.9%	13.4%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

As of September 30, 2012, company restaurant operations comprised 62 Applebee’s company-operated restaurants and 17 IHOP company-operated restaurants. The impact of the IHOP company-operated restaurants on all comparisons of the three months ended September 30, 2012 with the same period of 2011 was negligible.

Consolidated company restaurant sales decreased $52.0 million. Applebee’s company restaurant sales decreased $53.8 million, of which $53.7 million was due to the refranchising of 182 company-operated restaurants in the past 15 months (one in the third quarter of 2011, 66 in the fourth quarter of 2011, 17 in the first quarter of 2012 and 98 in the third quarter of 2012).

Consolidated company restaurant expenses decreased $45.4 million. Applebee’s company restaurant expenses decreased $47.1 million, which was due to the refranchising of the 182 Applebee's company-operated restaurants noted above. The restaurant operating profit margin for Applebee's company restaurant operations increased to 15.5% for the third quarter of 2012 compared to 14.2% for the same period of last year, as shown below:

			Favorable (Unfavorable)
	Three Months Ended			Components of Total Variance
Applebee's Company-Operated Expenses	September 30,		Total	Refranchised	Current
As Percentage of Restaurant Sales	2012	2011	Variance	Restaurants	Restaurants
Revenue	100.0%	100.0%
Food and beverage	26.1%	25.9%	(0.2)%	0.5%	(0.7)%
Labor	32.3%	32.6%	0.3%	1.4%	(1.1)%
Direct and occupancy	26.1%	27.3%	1.2%	0.1%	1.1%
Restaurant Operating Profit Margin (1)	15.5%	14.2%	1.3%	2.0%	(0.7)%
_____________________________________________________
(1) Percentages may not add due to rounding

The refranchised restaurants discussed above had a net favorable impact of 2.0% on margins, primarily because the restaurants in the markets sold had lower labor costs (primarily vacation costs) and lower food and beverage costs due to improved control of waste.

Other margin changes in specific cost categories at current company-operated restaurants were as follows:

•
Food and beverage costs as a percentage of company restaurant sales increased by 0.7%. Changes in commodity costs impacting most products and higher costs of new menu items were partially offset by improved control of waste and a favorable mix shift.

•
Labor costs as a percentage of restaurant sales increased by 1.1%. The change was due to an increase in management staffing, higher vacation and group insurance costs and a decline in hourly labor efficiency, partially offset by lower costs of bonuses and payroll taxes.

•
Direct and occupancy costs as a percent of restaurant sales decreased 1.1% primarily due to lower depreciation expense as the result of a block of assets that became fully depreciated in 2011 and lower gift card costs partially offset by higher costs for repairs and maintenance.

Rental Operations

	Three Months Ended		Favorable (Unfavorable)
	September 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Rental revenues	$30.9	$31.2	$(0.3)	(0.8)%
Rental expenses	24.2	24.5	0.3	1.2%
Rental operations segment profit	$6.7	$6.7	$0.0	0.6%
Segment profit as % of revenue (1)	21.6%	21.3%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

Rental operations relate primarily to IHOP franchise restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on certain franchise restaurants.

There were no significant changes in rental revenues or expenses during the three months ended September 30, 2012 compared to the same period of the prior year.

Financing Operations

	Three Months Ended		Favorable (Unfavorable)
	September 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Financing revenues	$3.2	$4.0	$(0.8)	(21.6)%
Financing expenses	0.0	0.4	0.4	n.m.
Financing operations segment profit	$3.2	$3.6	$(0.4)	(12.8)%
Segment profit as % of revenue (1)	99.5%	89.4%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above
n.m. - not meaningful

All of our financing operations relate to IHOP franchise restaurants. The decrease in financing revenues was primarily due to a decline in refranchising activity related to IHOP restaurants previously taken back from franchisees and a decrease in interest revenue due to the progressive decline in note balances as a result of repayments. The decrease in financing expenses was due to the decline in refranchising activity related to IHOP restaurants.

Other Expense and Income Components

	Three Months Ended		Favorable (Unfavorable)
	September 30,
	2012	2011	Variance	% Change (1)
	(In millions)
General and administrative expenses	$48.7	$38.7	$(10.0)	(25.8)%
Interest expense	28.9	32.2	3.3	10.2%
Impairment and closure charges	0.4	0.2	(0.2)	(117.6)%
Amortization of intangible assets	3.1	3.1	0.0	0.1%
(Gain) loss on disposition of assets	(73.7)	1.2	74.8	n.m.
Loss on extinguishment of debt	2.3	—	(2.3)	n.m.
Provision for income taxes	26.0	8.7	(17.3)	(199.0)%
 _____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above
n.m. - not meaningful

General and Administrative Expenses

General and administrative expenses increased by $10.0 million compared to the same period of the prior year, primarily due to a $9.0 million accrual of the estimated cost of settling certain litigation that commenced prior to our 2007 acquisition of Applebee's. The accrual was based on a settlement agreement executed by the parties, subject to approval by the court. Additionally, increased stock-based compensation costs (primarily due to the impact of a higher stock price on cash-settled awards) and higher professional services expenses were partially offset by lower expenses for recruiting and relocation of personnel. Severance costs related to our previously announced staff reductions were essentially offset by lower salary, benefits and bonus costs in addition to payroll credits related to the relocation of the Applebee's Restaurant Support Center in the fourth quarter of 2011.

Interest Expense

Interest expense decreased by $3.3 million compared to the same period of the prior year due to our reduction of debt balances. Average interest-bearing debt outstanding (our Term Loans, Senior Notes and financing obligations) during the three months ended September 30, 2012 was approximately $230 million lower than the same period of the prior year and the variable interest rate on our Term Loans was unchanged.

Impairment and Closure Charges

Impairment and closure charges were $0.4 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively. There were no individually significant transactions in either period.

During the quarter ended September 30, 2012, we performed our quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets that primarily consist of our trade name. No such indicators were noted.

(Gain) Loss on Disposition of Assets

We recognized a gain on disposition of assets of $73.7 million for the three months ended September 30, 2012 compared to a loss of $1.2 million in the same period of 2011. During the three months ended September 30, 2012, we completed the refranchising and sale of related restaurant assets of 98 Applebee's company-operated restaurants, consisting of 65 Applebee's company-operated restaurants located in Michigan and 33 restaurants located primarily in Missouri and Indiana. There were no individually significant dispositions in the three months ended September 30, 2011.

Loss on Extinguishment of Debt

During the three months ended September 30, 2012, we recognized a loss on the extinguishment of debt of $2.3 million due to the write-off of the discount and deferred financing costs related to the debt retired. We did not recognize any loss on extinguishment of debt during the three months ended September 30, 2011.

We may continue to dedicate a portion of excess cash flow towards opportunistic debt retirement. Any retirement of debt results in a loss due to the non-cash write-off of a pro rata portion of the discount and deferred financing costs related to the debt retired. Additionally, our Senior Notes are currently priced at a premium to their face value. Should that remain the case, future retirement, if any, of Senior Notes will also result in losses associated with any premium paid.

Provision for Income Taxes

Our effective tax rate was 30.1% for the three months ended September 30, 2012 compared to 34.5% for the three months ended September 30, 2011. The effective tax rate for the three months ended September 30, 2012 was impacted by a discrete $6.3 million state benefit. This benefit relates to a reduction in state deferred taxes as a result of the refranchising and sale of Applebee's company-operated restaurants.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Results of Operations

Key components of changes in our financial results for the nine months ended September 30, 2012 compared to the same period of 2011 are as follows:

•
 Revenue decreased $141.7 million, primarily due to the refranchising of Applebee's company-operated restaurants and a 1.3% decrease in IHOP domestic same-restaurant sales, partially offset by higher franchise royalty revenues resulting from the increase in Applebee’s and IHOP effective franchise units and a 1.3% increase in Applebee's domestic system-wide same-restaurant sales;

•	Segment profit decreased $8.4 million, comprised as follows:

	Nine Months Ended		Favorable (Unfavorable)
	September 30,
	2012	2011	Variance
	(In millions)
Franchise operations	$232.4	$222.1	$10.3
Company restaurant operations	42.0	57.9	(15.9)
Rental operations	19.0	21.3	(2.3)
Financing operations	9.8	10.3	(0.5)
Total	$303.2	$311.6	$(8.4)

The decline in segment profit was primarily due to the refranchising of Applebee’s company-operated restaurants and a $2.2 million increase in write-offs of deferred rental revenue associated with franchisee-operated restaurants whose lease agreements were prematurely terminated. These unfavorable variances were partially offset by an increase in Applebee’s and IHOP franchise restaurants and a 1.3% increase in Applebee's domestic system-wide same-restaurant sales;

•
Gains on disposition of assets increased $68.3 million. During the nine months ended September 30, 2012, we completed the refranchising and sale of related restaurant assets of 115 Applebee's company-operated restaurants, whereas during the nine months ended September 30, 2011, we completed the refranchising and sale of related restaurant assets of 66 Applebee's company-operated restaurants;

•
Impairment and closure charges decreased $25.7 million as costs of $26.8 million recorded in the first six months of 2011 related to the termination of our sublease of commercial space previously occupied by the Applebee's Restaurant Support Center in Lenexa, Kansas and the impairment of furniture, fixtures and leasehold improvements at that facility did not recur;

•
Interest expense decreased $12.6 million due to our reduction of debt balances as well as the February 2011 amendment to our Credit Agreement dated as of October 8, 2010 (the "Credit Agreement"), which reduced the interest rate on term loan borrowings by 1.75%; and

•
G&A expenses increased by $10.5 million compared to the same period of the prior year, primarily due to a $9.0 million charge related to the estimated settlement cost of litigation that commenced prior to our 2007 acquisition of Applebee's.

Franchise Operations

	Nine Months Ended		Favorable (Unfavorable)
	September 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Franchise Revenues
Applebee’s	$137.5	$128.3	$9.2	7.2%
IHOP	118.4	115.8	2.6	2.2%
IHOP advertising	57.6	56.7	0.9	1.7%
Total franchise revenues	313.5	300.8	12.7	4.2%
Franchise Expenses
Applebee’s	3.1	2.2	(0.9)	(39.8)%
IHOP	20.4	19.8	(0.6)	(3.1)%
IHOP advertising	57.6	56.7	(0.9)	(1.7)%
Total franchise expenses	81.1	78.7	(2.4)	(3.1)%
Franchise Segment Profit
Applebee’s	134.4	126.1	8.3	6.6%
IHOP	98.0	96.0	2.0	2.0%
Total franchise segment profit	$232.4	$222.1	$10.3	4.6%
Segment profit as % of revenue (1)	74.1%	73.8%
 _____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

The $9.2 million increase in Applebee’s franchise revenue was primarily attributable to increased royalty revenue resulting from the refranchising of 247 Applebee’s company-operated restaurants in the past 21 months and a 1.2% increase in domestic same-restaurant sales. The $2.6 million increase in IHOP franchise revenue (other than advertising) was primarily attributable to a 2.7% increase in effective franchise restaurants partially offset by a decrease of 1.2% in IHOP domestic franchise same-restaurant sales. The $0.6 million increase in IHOP franchise expenses was primarily due to higher pre-opening expenses.

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

Company Restaurant Operations

	Nine Months Ended		Favorable (Unfavorable)
	September 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Company restaurant sales	$274.3	$420.9	$(146.7)	(34.8)%
Company restaurant expenses	232.3	363.0	130.7	36.0%
Company restaurant segment profit	$42.0	$57.9	$(15.9)	(37.5)%
Segment profit as % of revenue (1)	15.3%	13.8%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

As of September 30, 2012, company restaurant operations comprised 62 Applebee’s company-operated restaurants and 17 IHOP company-operated restaurants. The impact of the IHOP company-operated restaurants on all comparisons of the nine months ended September 30, 2012 with the same period of 2011 was negligible.

Consolidated company restaurant sales decreased $146.7 million. Applebee’s company restaurant sales decreased $149.9 million, primarily due to the refranchising of 247 company-operated restaurants in the past 21 months (65 in the first quarter of 2011, one in the third quarter of 2011, 66 in the fourth quarter of 2011, 17 in the first quarter of 2012 and 98 in the third quarter of 2012), partially offset by an increase in company same-restaurant sales of 2.7%. The change in same-restaurant sales was driven by an increase in average guest check due to an increase of approximately 2.1% in pricing and favorable product mix changes, partially offset by a decrease in customer ticket counts.

Consolidated company restaurant expenses decreased $130.7 million. Applebee’s company restaurant expenses decreased $134.7 million, of which $134.1 million was due to the refranchising of the 247 Applebee’s company-operated restaurants noted above. The restaurant operating profit margin for Applebee’s company restaurant operations increased to 16.8% for nine months ended September 31, 2012 compared to 14.4% for the same period of last year, as shown below:

			Favorable (Unfavorable)
	Nine Months Ended			Components of Total Variance
Applebee's Company-Operated Expenses	September 30,		Total	Refranchised	Current
As Percentage of Restaurant Sales	2012	2011	Variance	Restaurants	Restaurants
Revenue	100.0%	100.0%
Food and beverage	26.0%	25.6%	(0.4)%	0.2%	(0.6)%
Labor	32.2%	32.9%	0.7%	0.5%	0.2%
Direct and occupancy	25.0%	27.1%	2.1%	(0.3)%	2.4%
Restaurant Operating Profit Margin (1)	16.8%	14.4%	2.4%	0.4%	2.0%
_____________________________________________________
(1) Percentages may not add due to rounding

The restaurant refranchising activity discussed above had a net favorable impact of 0.4% on margins, primarily because the markets sold had higher-than-average labor costs.

Other margin changes in specific cost categories at current company-operated restaurants were as follows:

•
Food and beverage costs as a percentage of company restaurant sales increased 0.6% due to higher commodity costs impacting most products and the expense of new menu items, partially offset by improved control of waste and a favorable mix shift.

•	Labor costs as a percentage of restaurant sales decreased by 0.2% due to improved hourly labor efficiency, partially offset by increased bonus expense.

•
Direct and occupancy costs as a percent of restaurant sales decreased 2.4% primarily due to lower depreciation expense resulting from a block of assets that became fully depreciated in 2011, favorable general liability insurance costs and favorable gift card and credit card costs. These favorable changes were partially offset by incremental investment in local media advertising and increased repair and maintenance expense.

Rental Operations

	Nine Months Ended		Favorable (Unfavorable)
	September 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Rental revenues	$92.1	$95.0	$(2.9)	(3.1)%
Rental expenses	73.1	73.7	0.7	0.9%
Rental operations segment profit	$19.0	$21.3	$(2.3)	(10.6)%
Segment profit as % of revenue	20.7%	22.4%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

Rental operations relate primarily to IHOP franchise restaurants. Rental revenues include income from operating leases and interest income from direct financing leases. Rental expenses consist of costs of prime operating leases and interest expense on prime capital leases on certain franchise restaurants.

The decrease in rental revenue and rental segment profit is primarily due to a $2.2 million increase in the write-off of deferred lease rental revenue associated with franchise restaurants whose lease agreements were prematurely terminated. Interest income and interest expense also decreased due to the progressive decline in outstanding balances as rental payments are received and capital lease obligations are paid.

Financing Operations

	Nine Months Ended		Favorable (Unfavorable)
	September 30,
	2012	2011	Variance	% Change (1)
	(In millions)
Financing revenues	$11.4	$16.3	$(4.9)	(30.0)%
Financing expenses	1.6	6.0	4.4	73.6%
Financing operations segment profit	$9.8	$10.3	$(0.5)	(4.6)%
Segment profit as % of revenue (1)	86.1%	63.1%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

 All of our financing operations relate to IHOP franchise restaurants. The variance in both revenue and expense is primarily related to a 2011 transaction in which 40 restaurants operated by a former franchisee that defaulted on its obligations under the franchise agreement were refranchised to an affiliate of an existing IHOP franchisee. Certain equipment related to the refranchised restaurants was sold to the new operator. Financing revenues and expenses for the nine months ended September 30, 2011 included $5.8 million of revenue and $6.0 million of costs related to equipment sales, of which $5.0 million and $5.2 million, respectively, related to that single equipment sale. Financing revenues and expenses for the nine months ended September 30, 2012 included $1.6 million related to several individually insignificant equipment and franchise sales. In addition to the variances in revenues and expenses due to equipment sales, financing revenues decreased $0.7 million due to the progressive decline in note balances as a result of repayments.

Other Expense and Income Components

	Nine Months Ended		Favorable (Unfavorable)
	September 30,
	2012	2011	Variance	% Change (1)
	(In millions)
General and administrative expenses	$125.6	$115.2	$(10.5)	(9.1)%
Interest expense	88.8	101.3	12.6	12.4%
Impairment and closure charges	1.3	26.9	25.7	95.3%
Amortization of intangible assets	9.2	9.2	0.0	0.0%
Gain on disposition of assets	(89.6)	(21.3)	68.3	321.1%
Loss on extinguishment of debt	4.9	7.9	3.0	37.6%
Debt modification expenses	—	4.1	4.1	100.0%
Provision for income taxes	54.2	21.7	(32.5)	(150.2)%
 _____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

General and Administrative Expenses

General and administrative expenses increased by $10.5 million, primarily due to a $9.0 million accrual of the estimated cost of settling certain litigation that commenced prior to our 2007 acquisition of Applebee's. The accrual was based on a settlement agreement executed by the parties, subject to approval by the court. Additionally, higher stock-based compensation costs and higher professional services expenses were partially offset by lower expenses for recruiting and relocation of personnel. Severance costs related to our previously announced staff reductions were offset by lower salary, benefits and bonus costs in addition to payroll credits related to the relocation of the Applebee's Restaurant Support Center in the fourth quarter of 2011.

Interest Expense

Interest expense decreased by $12.6 million compared to the same period of the prior year due to our reduction of debt balances and an amendment to our Credit Agreement that reduced the interest rate on term loan borrowings by 1.75% (see Debt Modification Expenses below). Average interest-bearing debt outstanding (our Term Loans, Senior Notes and financing obligations) during the nine months ended September 30, 2012 was approximately $240 million lower than the same period of the prior year.

Impairment and Closure Charges

Impairment and closure charges decreased by $25.7 million compared to the same period of the prior year. The charges for the first nine months of 2012 related to a parcel of land previously intended for future restaurant development and several individually insignificant franchise restaurant closures. Impairment and closure charges for the first nine months of 2011 comprised $21.3 million related to the termination of our sublease of the commercial space previously occupied by the Applebee's Restaurant Support Center in Lenexa, Kansas and a $4.5 million impairment charge related to the furniture, fixtures and leasehold improvements at that facility, in addition to several individually insignificant IHOP franchise restaurant closures.

During the nine months ended September 30, 2012, we performed quarterly assessments of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets that primarily consist of our trade name. No such indicators were noted.

Gain on Disposition of Assets

We recognized a gain on disposition of assets of $89.6 million for the nine months ended September 30, 2012 compared to a gain of $21.3 million in the same period of 2011. The gain in 2012 was primarily due to the refranchising and sale of related restaurant assets of 115 Applebee's company-operated restaurants, comprised as follows: 17 restaurants in a six-state market area geographically centered around Memphis, Tennessee; 33 restaurants located primarily in Missouri and Indiana; and 65 restaurants located in Michigan. The majority of the gain in 2011 was due to the refranchising and sale of related restaurant assets of 66 Applebee's company-operated restaurants, comprised as follows: 36 restaurants in the St. Louis area market and 30 restaurants in the Washington, D.C. area market.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2012 and 2011, the Company recognized the following losses on the extinguishment of debt:

Instrument Repaid/Retired	Face Amount Repaid/Retired	Cash Paid	Loss (1)
	(In millions)
Term Loans	$178.7	$178.7	$1.9
Senior Notes	5.0	5.5	0.7
Nine months ended September 30, 2012	183.7	184.2	4.9

Term Loans	$110.0	$110.0	$2.7
Senior Notes	39.8	43.5	5.2
Nine months ended September 30, 2011	$149.8	$153.5	$7.9
(1) Including write-off of the discount and deferred financing costs related to the debt retired.

We may continue to dedicate a portion of excess cash flow towards opportunistic debt retirement. Any retirement of debt results in a loss due to the non-cash write-off of a pro rata portion of the discount and deferred financing costs related to the debt retired. Additionally, our Senior Notes due October 2018 (the "Senior Notes") are currently priced at a premium to their face value. Should that remain the case, future retirement, if any, of Senior Notes will also result in losses associated with any premium paid.

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

Provision for Income Taxes

The effective tax rate was 33.2% for the nine months ended September 30, 2012 compared to 31.8% for the nine months ended September 30, 2011. In 2012, the effective tax rate was impacted by a discrete $6.3 million state benefit in the third quarter related to a reduction in state deferred taxes as a result of the refranchising and sale of Applebee's company-operated restaurants. In 2011, the effective tax rate was lower due to a $3.2 million reduction in income tax expense for the release of liabilities for unrecognized tax benefits related to gift card income deferral as a result of the issuance of guidance by the U.S. Internal Revenue Service.

Liquidity and Capital Resources

Credit Facilities

We have a $75.0 million Revolving Credit Facility (the "Revolving Facility") under our Credit Agreement. During the first nine months of 2012, we borrowed and repaid a cumulative total of $50.0 million under the Revolving Facility. On a daily weighted average basis there was $4.1 million outstanding under the Revolving Facility during the nine months ended September 30, 2012. The highest balance outstanding under the Revolving Facility at any point during the first nine months of 2012 was $25.0 million and there were no amounts outstanding under the Revolving Facility as of September 30, 2012. Our available borrowing capacity under the Revolving Facility is reduced by outstanding letters of credit, which totaled $12.4 million at September 30, 2012.

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

For the trailing four quarters ended September 30, 2012, our consolidated leverage ratio was 4.8x and our consolidated cash interest coverage ratio was 2.4x (see Exhibit 12.1).

The adjusted EBITDA used in calculating these ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our income before income taxes, as determined in accordance with U.S. GAAP, and adjusted EBITDA used for covenant compliance purposes is as follows:
Trailing Twelve Months Ended September 30, 2012

(In thousands)
U.S. GAAP income before income taxes	$199,829
Interest charges	137,849
Loss on extinguishment of debt	8,191
Depreciation and amortization	42,377
Non-cash stock-based compensation	11,379
Impairment and closure charges	4,182
Other	5,394
Gain on sale of assets	(111,609)
EBITDA	$297,592

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

Refranchising of Applebee’s Company-Operated Restaurants

As previously discussed under “Overview - Franchise Business Model,” in October 2012 we achieved our stated goal of transitioning Applebee's to a 99% franchised system, similar to IHOP’s 99% franchised system. We believe a highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross and operating profit margins (as a percentage of sales) and reduces the volatility of free cash flow performance over time, as compared to a model based on operating a significant number of company restaurants.

During the nine months ended September 30, 2012, we completed the refranchising and sale of related restaurant assets of 115 Applebee's company-operated restaurants, comprised as follows: 17 restaurants in a six-state market area geographically centered around Memphis, Tennessee; 33 restaurants located primarily in Missouri and Indiana; and 65 restaurants located in Michigan. Proceeds from asset dispositions, primarily from the sale of restaurant assets associated with the 115 restaurants refranchised, totaled $137.4 million for the nine months ended September 30, 2012. After-tax proceeds from refranchising of $100.6 million were used to retire debt.

In October 2012, we completed the refranchising and sale of related restaurant assets of 39 Applebee's company-operated restaurants located in Virginia. After-tax proceeds of $24.0 million from that transaction were used to retire debt in October 2012. With the completion of our strategy to refranchise and sell the related restaurant assets of Applebee's company-operated restaurants, we do not anticipate significant proceeds from asset dispositions in the foreseeable future.

Cash Flows

In summary, our cash flows were as follows:

	Nine Months Ended
	September 30,
	2012	2011	Variance
	(In millions)
Net cash provided by operating activities	$68.1	$95.1	$(27.0)
Net cash provided by investing activities	135.2	48.7	86.5
Net cash used in financing activities	(192.2)	(192.2)	—
Net increase (decrease) in cash and cash equivalents	$11.1	$(48.4)	$59.5

Operating Activities

Cash provided by operating activities decreased $27.0 million to $68.1 million for the nine months ended September 30, 2012 from $95.1 million for the nine months ended September 30, 2011. The main reasons for the decrease in cash from operations is a decline in segment profit, primarily resulting from the refranchising of 247 Applebee’s company-operated restaurants during the last 21 months, and an increase in income taxes paid in cash, partially offset by a decrease in cash payments for interest. Our net income tax payments increased during the first nine months of 2012 compared with the comparable prior year period primarily because we had received a tax refund of approximately $20 million in January 2011 related to tax deductions associated with our October 2010 refinancing of debt. Our interest payments are lower because of lower debt balances. Net changes in working capital provided cash of $19.4 million in the first nine months of 2012 compared to a use of $16.9 million in the first nine months of 2011, a favorable change of $36.3 million. This change was due to the timing of payments for marketing accruals and other accrued expenses and an increase in gift card receivable collections.

Investing Activities

Net cash provided by investing activities of $135.2 million for the nine months ended September 30, 2012 was primarily attributable to $137.4 million in proceeds from sales of property and equipment and $10.3 million in principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $13.5 million in capital expenditures. Capital expenditures are expected to range between approximately $18 million and $20 million for fiscal 2012.

Financing Activities

Financing activities used net cash of $192.2 million for the nine months ended September 30, 2012. Cash used in financing activities primarily consisted of $184.2 million in repayments of long-term debt and repayments of capital lease and financing obligations of $8.2 million. Of the long-term debt repayments, $178.7 million related to the repayment of Term Loans and $5.5 million related to the repurchase of $5.0 million face amount of Senior Notes at a $0.5 million premium to face value. Cash provided by financing activities primarily consisted of $5.4 million in proceeds from the exercise of stock options. We may continue to dedicate a portion of cash flow to opportunistic debt retirement and purchases of treasury stock.

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

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Nine Months Ended
	September 30,
	2012	2011	Variance
	(In millions)
Cash flows provided by operating activities	$68.1	$95.1	$(27.0)
Principal receipts from long-term receivables	10.3	9.9	0.4
Additions to property and equipment	(13.5)	(20.8)	7.3
Free cash flow	$64.9	$84.2	$(19.3)
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
Dividends

Dividends representing the change in accreted value of our Series B Convertible Preferred Stock were $2.0 million for the nine months ended September 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. During the first nine months of 2012, there were no significant changes in our estimates and critical accounting policies.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

We are subject to various lawsuits, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. We are required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. Management regularly assesses our insurance deductibles, analyzes litigation information with our attorneys and evaluates our loss experience in connection with pending legal proceedings. While we do not presently believe that any of the legal proceedings to which we are currently a party will ultimately have a material adverse impact on us, there can be no assurance that we will prevail in all the proceedings we are party to, or that we will not incur material losses from them.

As previously disclosed, we have been defending a collective action in the United States District Court for the Western District of Missouri, Central Division that commenced in July 2006. In this case, the plaintiffs claimed that tipped servers and bartenders in Applebee's company-operated restaurants spent more than 20% of their time performing general preparation and maintenance duties, or “non-tipped work,” for which they should be compensated at the minimum wage. Under this action, plaintiffs sought unpaid wages and other relief of up to $17 million plus plaintiffs' attorneys' fees and expenses. We have vigorously challenged both the merits of the lawsuit and the allegation that the case should be certified as a collective action. However, in light of the cost and uncertainty involved in this lawsuit, the parties executed a settlement agreement on September 25, 2012. The settlement of the lawsuit is not an admission of any wrongdoing.

Additional information regarding our legal proceedings can be found under the “Litigation, Claims and Disputes” section of Note 13, Commitments and Contingencies, to the Company's Consolidated Financial Statements.

Item 1A.  Risk Factors.

There were no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
July 2 – July 29, 2012 (a)	973	$45.75	—	$23,830,346
July 30 – August 26, 2012 (a)	197	$52.32	—	$23,830,346
August 27 – September 30, 2012 (a)	5,343	$54.29	—	$23,830,346
Total	6,513	$52.95	—	$23,830,346
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 3.1 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the trailing twelve months ended September 30, 2012.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

October 30, 2012	BY:	/s/ Julia A. Stewart
(Date)		Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

October 30, 2012		/s/ Thomas W. Emrey
(Date)		Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

October 30, 2012		/s/ Greggory Kalvin
(Date)		Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)