Form 10-K
period 2012-12-31
DineEquity, Inc
filed 2013-02-27
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012: $680.9 million.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 22, 2013
Common Stock, $.01 par value	19,177,147
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 14, 2013 (the "2013 Proxy Statement") are incorporated by reference into Part III.

DINEEQUITY, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

PART I

Item 1.    Business
General
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
We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 weeks in our 2012, 2011 and 2010 fiscal years, which ended on December 30, 2012, January 1, 2012 and January 2, 2011, respectively.
Background
The first International House of Pancakes® ("IHOP®") restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company or its predecessors have engaged in the development, franchising and operation of IHOP restaurants. In November 2007, we completed the acquisition of Applebee's International, Inc., which became our wholly-owned subsidiary. Through various subsidiaries we own, franchise and operate two restaurant concepts: Applebee's Neighborhood Grill & Bar®, ("Applebee's"), in the bar and grill segment of the casual dining category of the restaurant industry, and IHOP, in the family dining category of the restaurant industry. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company. Retail sales at restaurants that are operated by franchisees and area licensees are not attributable to the Company. Unless the context reflects otherwise, franchisees and area licensees are referred to collectively as franchisees and restaurants operated by them are referred to collectively as franchise restaurants. With more than 3,600 restaurants combined in 17 countries and over 400 franchisees, DineEquity is one of the largest full-service restaurant companies in the world.
We achieved a significant milestone in 2012. With the refranchising and sale of related assets of 154 Applebee's company-operated restaurants during 2012, we realized our vision of becoming a 99% franchised company put in motion when we completed the acquisition of Applebee's five years ago. We believe this highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of free cash flow performance, as compared to a model based on operating a significant number of company-owned restaurants.
This report should be read in conjunction with the cautionary statements on page 30 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.—Forward Looking Statements."
Financial Information about Industry Segments
We identify our segments based on the organizational units used by management to monitor performance and make operating decisions. Our segments, unchanged from prior years, are as follows: franchise operations, company restaurant operations, rental operations and financing operations. IHOP operates within all four segments; Applebee's operates primarily in the franchise and company operations segments.
Franchise Operations Segment
As of December 31, 2012, the franchise operations segment consisted of 2,011 restaurants operated by Applebee's franchisees in the United States, one United States territory and 15 foreign countries and 1,569 restaurants operated by IHOP franchisees and area licensees in the United States, two United States territories and five foreign countries. Franchise operations revenue consists of franchise royalty revenues, sales of proprietary products (primarily IHOP pancake and waffle dry-mixes) and the portion of the franchise fees allocated to IHOP and Applebee's intellectual property. Additionally, franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; due to differing contractual arrangements, Applebee's national advertising fund transactions constitute agency activity and therefore are not recognized as franchise revenue and expense.
Franchise operations expenses include IHOP advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.

Company Operations Segment
As of December 31, 2012, the company restaurant operations segment consisted of 23 Applebee's company-operated restaurants, 10 IHOP company-operated restaurants and two IHOP restaurants reacquired from franchisees and operated by IHOP on a temporary basis until refranchised. All company-operated restaurants are in the United States and are primarily used to test new remodel programs, operating procedures, products, technology, cooking platforms and service models.
Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, utilities, rent and other restaurant operating costs.
Rental Operations Segment
Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The rental operations revenue and expenses are primarily generated by IHOP. Applebee's has an insignificant amount of rental activity that only relates to properties that are retained after refranchising company-operated restaurants until such time as the properties can be disposed of by sale.
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
Financial information for our four operating segments for the last three fiscal years is set forth in Note 20, Segment Reporting, of the Notes to the Consolidated Financial Statements included in this report. Revenue derived from all foreign countries, in the aggregate, comprises less than 2% of total consolidated revenue.
Restaurant Concepts
Applebee's
We develop, franchise and operate restaurants in the bar and grill segment of the casual dining category of the restaurant industry under the name "Applebee's Neighborhood Grill & Bar." With 2,034 system-wide restaurants as of December 31, 2012, Applebee's is the largest casual dining concept in the world, in terms of number of restaurants and market share(1). As of December 31, 2012, 68 franchise groups operated 2,011 of these restaurants and 23 restaurants were company-operated. The restaurants were located in 49 states, one United States territory and 15 countries outside of the United States.
Each Applebee's restaurant is designed as an attractive, friendly, neighborhood establishment featuring high quality, moderately-priced food, alcoholic and non-alcoholic beverage items, table service and a comfortable atmosphere. Applebee's restaurants appeal to a wide range of customers including young adults, senior citizens and families with children.
Menu
Applebee's restaurants offer a diverse menu offering fresh, flavorful and fun-to-eat food at a great value. The menu features a broad selection of signature dishes and traditional entrées, as well as appetizers, salads, sandwiches, specialty drinks and desserts. All Applebee's restaurants offer beer, wine, liquor and premium specialty drinks. Applebee's updates its menu offerings regularly to better serve our customers and give them new reasons to return to our restaurants. Since 2007, more than 90% of Applebee's menu now consists of either new offerings or improved offerings with high quality ingredients.
Our signature “2 for $20” menu, first introduced in 2009, and the “2 for $24” trade-up option continue to resonate with our guests, and have been imitated by many of our competitors. Our "Sizzling Entrees" menu, introduced in 2010, has also generated strong guest appeal. The innovative “Unbelievably Great Tasting & Under 550 CaloriesTM” menu provides our guests with great tasting, generous portions that support their health and nutritional goals. Each of these platforms is refreshed regularly throughout the year with new menu choices to give guests reasons to come to Applebee's every day.
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
__________________________________________________________________________
(1) Source: Nation's Restaurant News, "Special Report: Top 100," June 25, 2012 (market share based on U.S. system-wide sales in the casual dining category).

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
We maintain a domestic Franchise Business Council which provides input about operations, marketing, product development and other aspects of restaurants for the purpose of improving the franchise system. As of December 31, 2012, the Franchise Business Council consisted of eight franchisee representatives and three members of our senior management team. One franchisee representative, the founder of Applebee's, is a member for life. The other franchisee representatives are elected by franchisees to staggered two-year terms. The Franchise Business Council is also responsible for the appointment of members to advisory committees related to marketing, restaurant operations, information technology, product development and human resources.
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
As of December 31, 2012, we had 68 franchise groups, including 28 international franchise groups. We have generally selected franchisees that are experienced multi-unit restaurant operators. Many franchisees have operated or concurrently operate other restaurant concepts. We have assigned development rights to the vast majority of domestic areas in all states except Hawaii and the company-operated market in the Kansas City area.
Domestic Franchising
As of December 31, 2012, there were 1,862 domestic Applebee's franchise restaurants. During 2012, 20 domestic franchise restaurants opened, six domestic franchise restaurants closed. 154 company-operated restaurants were franchised, of which 56 went to existing franchise groups and 98 to new franchise groups. The number of restaurants held by an individual franchisee ranges from one to 438 restaurants. The table below sets forth information regarding the number of Applebee's restaurants owned by domestic franchisees as of December 31, 2012 as well as the total number of restaurants falling into each of the listed ownership ranges.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One to ten	9	22.5%	56	3.0%
Eleven to twenty-five	11	27.5%	198	10.6%
Twenty-six to fifty	8	20.0%	328	17.6%
Fifty-one to one hundred	9	22.5%	608	32.7%
Greater than one hundred	3	7.5%	672	36.1%
Total(a)	40	100.0%	1,862	100.0%
_______________________________________________

(a)	Percentages may not add due to rounding.

International Franchising
We continue to pursue franchising of the Applebee's concept internationally. To this end we seek qualified franchisees that possess the resources needed to open multiple restaurants in each territory and are familiar with the specific local business environment in which they propose to develop and operate Applebee's restaurants. We currently are focusing on international franchising primarily in Canada, Mexico, Central and South America, Southeast Asia and the Mediterranean/Middle East region.
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
As of December 31, 2012, there were 149 international Applebee's franchise restaurants. During 2012, 14 international franchise restaurants opened and 13 international franchise restaurants closed. The number of restaurants held by an individual franchisee ranges from one to 22 restaurants. The table below sets forth information regarding the number of Applebee's restaurants owned by international franchisees as of December 31, 2012 as well as the total number of restaurants falling into each of the listed ownership ranges.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One	5	17.9%	5	3.4%
Two to five	14	50.0%	41	27.5%
Six to ten	5	17.9%	40	26.8%
Eleven to twenty	3	10.7%	41	27.5%
Greater than twenty	1	3.6%	22	14.8%
Total(a)	28	100.0%	149	100.0%
_______________________________________________

(a)	Percentages may not add due to rounding.
The success of further international expansion will depend on, among other things, local acceptance of the Applebee's concept and menu offerings and our ability to attract qualified franchisees and operating personnel. Our franchisees must comply with the regulatory requirements of the local jurisdictions.
Company-Operated Restaurants
In 2012, we completed the refranchising and sale of related restaurant assets of 154 Applebee's company-operated restaurants, comprised as follows:17 restaurants located in a six-state market area geographically centered around Memphis, Tennessee, 33 restaurants located primarily in Missouri and Indiana, 65 restaurants located in Michigan and 39 restaurants located primarily in Virginia. In total, of the 510 Applebee's company-operated restaurants open when the acquisition was completed, we have refranchised 479 restaurants since the refranchising strategy was initiated in 2008 and closed eight.
As of December 31, 2012, the remaining 23 Applebee's company-operated restaurants were located in the Kansas City market area. We intend to operate these restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models.
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
There are currently 89 development agreements with 35 franchise groups in place covering the entire United States (except Hawaii and our company-operated market) and 11 development agreements with 11 franchise groups calling for restaurant development in foreign countries. In conjunction with the refranchising of company-operated restaurants, we entered into development agreements with the new franchisees setting forth requirements for additional development in each market.

During 2013, we expect franchisees to open a total of between 40 to 50 new Applebee's franchise restaurants, the majority of which are expected to be opened domestically. We do not plan to open any company-operated restaurants. The following table represents commitments for 2013 and 2014 by franchisees under development agreements to develop Applebee's restaurants. We disclose development commitments for only a two-year period as the Applebee's development agreements generally provide for a series of two-year development commitments after the initial development period.

	Contractual Opening of Restaurants by Year
	2013	2014
Domestic development agreements	35	51
International development agreements	11	5
Total	46	56
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
Marketing and Advertising
Applebee's has historically concentrated its marketing and advertising efforts primarily on food-specific promotions, as well as on Weight Watchers and other Applebee's branded messaging. Our marketing and advertising includes national, regional and local expenditures, utilizing primarily television, radio, direct mail and print media, as well as alternative channels such as the Internet, social media, digital, product placements and the use of third-party retailers to market our gift cards.
During 2012, we launched Applebee's new campaign, “See You Tomorrow®,” which communicates that we are doing whatever it takes to make sure our guests return. The campaign includes TV, radio, online, and outdoor ads to encourage repeat visits by highlighting recent changes to the Applebee's brand, such as the revitalization of the restaurants.
For the year ended December 31, 2012, approximately 4% of Applebee's company restaurant sales were allocated for marketing activities. This amount includes contributions to the national advertising fund, which develops and funds the national promotions and the development of television and radio commercials and print advertising materials. We focus the remainder of our company-operated restaurant marketing expenditures on local marketing in the Kansas City area.
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
Supply Chain
Maintaining high food quality, system-wide consistency and availability is the central focus of our supply chain program, which includes the franchisee-owned purchasing cooperative established in 2009. We establish quality specifications for products used in the restaurants, and we maintain a list of approved suppliers and distributors from which we and our franchisees must select. We periodically review the quality of the products served in our domestic restaurants in an effort to ensure compliance with these standards. Due to cultural and regulatory differences, we may have different requirements for restaurants opened outside of the United States.
IHOP
We develop, franchise and operate restaurants in the family dining category of the restaurant industry under the names IHOP and International House of Pancakes. IHOP is the largest family dining brand in the world in terms of system-wide sales(2) . As of December 31, 2012 there were a total of 1,581 IHOP restaurants of which 1,404 were subject to franchise agreements, 165 were subject to area license agreements, 10 were company-operated restaurants and two restaurants were reacquired from franchisees and operated by IHOP on a temporary basis. Franchisees and area licensees are independent third parties who are licensed by us to operate their restaurants using our trademarks, operating systems and methods and offer a broad range of entrées, appetizers, desserts and non-alcoholic beverages specified by IHOP, including our award-winning pancakes.
____________________________________________________________________________

(2)Source: Nation's Restaurant News, "Special Report: Top 100," June 25, 2012 (based on U.S. system-wide sales in the family dining category).

We own and operate ten IHOP restaurants in the Cincinnati market area primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models. In addition, from time to time we may also operate, on a temporary basis until refranchised, IHOP restaurants that we reacquire for a variety of reasons from IHOP franchisees. There were two such restaurants included as company-operated restaurants as of December 31, 2012. IHOP restaurants are located in all 50 states of the United States, the District of Columbia, Puerto Rico and the United States Virgin Islands and internationally in Canada, the Dominican Republic, Guatemala, Mexico and the United Arab Emirates.
IHOP restaurants feature full table service and high quality, moderately priced food and beverage offerings in an attractive and comfortable atmosphere. Although the restaurants are best known for their award-winning pancakes, omelets and other breakfast specialties, IHOP restaurants offer a variety of lunch, dinner and snack items as well. IHOP restaurants are open throughout the day and evening hours. Approximately half of our IHOP restaurants operate 24 hours a day, seven days a week and approximately 200 additional restaurants operate 24 hours a day for some portion of the week.
Menu

The IHOP menu offers a large selection of high-quality, moderately priced products designed to appeal to a broad base of customers. These include a wide variety of pancakes, waffles, omelets and breakfast specialties, chicken, steak, sandwiches, salads and lunch and dinner specialties. IHOP restaurants offer special Under 600 Calories items for children. Most restaurants offer special items for seniors at reduced prices. In recognition of local tastes, IHOP restaurants typically offer a few regional specialties that complement the IHOP core menu. Our Food and Beverage Innovation Department works together with franchisees and our Marketing Department to develop new menu and promotion ideas. These new items are thoroughly evaluated in our test kitchen and in limited regional tests with consumers, including operational tests, before being introduced throughout the system through core menu updates. The purpose of adding new items and improving existing items is to broaden the appeal of our food to our guests and continually give them new reasons to return to our restaurants. These efforts are based on consumer research, feedback and benchmarking, which help to identify opportunities to improve existing items as well as for developing new items.

The IHOP menu is being redesigned and simplified to capture the essence of our iconic brand. We plan to provide our guests with the best combination of value that aligns with our mission of being their first choice for breakfast and their destination for items "only IHOP can make." When the new menu is introduced in 2013, it will feature fewer items overall, and will include core items, such as our signature pancakes, in addition to platforms comprised of unique offerings that will be updated on a regular basis, similar to the strategy we successfully applied at Applebee's.

Franchising
Franchised restaurants include both company-financed and franchisee-financed development. Under the strategy adopted in January 2003 (the "Current Business Model"), substantially all new IHOP restaurants are developed by franchise developers with the intention of operating them as franchised restaurants. Under our business model as it was in effect prior to 2003 (the "Previous Business Model"), we developed a substantial majority of all IHOP restaurants with the intention of leasing them to franchisees. More than half of our current franchise restaurants were developed under the Previous Business Model.
Current Business Model
Under our Current Business Model, a potential franchisee first negotiates and enters into either a single-restaurant development agreement or a multi-restaurant development agreement with us and, upon completion of a prescribed approval procedure, is primarily responsible for the development and financing of one or more new IHOP franchised restaurants. In general, we do not provide any financing with respect to the franchise fee or otherwise under the Current Business Model. The franchise developer uses its own capital and financial resources along with third-party financial sources arranged for by the franchise developer to purchase or lease a restaurant site, build and equip the business and fund its working capital needs. The principal terms of the franchise agreements entered into under the Previous Business Model and the Current Business Model, including the franchise royalties and the franchise advertising fees, are substantially the same except with respect to the terms relating to the franchise fee. Of the 1,404 IHOP restaurants subject to franchise agreements as of December 31, 2012, a total of 495 operate under the Current Business Model.

The revenues we receive from a typical franchise development arrangement under the Current Business Model include (a) (i) a location fee equal to $15,000 upon execution of a single-restaurant development agreement or (ii) a development fee equal to $20,000 for each IHOP restaurant that the franchisee contracts to develop upon execution of a multi-restaurant development agreement; (b) a franchise fee equal to (i) $50,000 (against which the $15,000 location fee will be credited) for a restaurant developed under a single-restaurant development agreement or (ii) $40,000 (against which the $20,000 development fee will be credited) for each restaurant developed under a multi-restaurant development agreement, in each case paid upon execution of the franchise agreement; (c) franchise royalties equal to 4.5% of weekly gross sales; (d) revenue from the sale of pancake and waffle dry-mixes; and (e) franchise advertising fees. The franchise agreements generally provide for advertising fees comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales under the franchise agreement, which was typically used to cover the cost of local media purchases and other local advertising expenses incurred by a local advertising cooperative, and (ii) a national advertising fee equal to 1.0% of weekly gross sales under the franchise agreement. Area licensees are generally required to pay lesser amounts toward advertising. Beginning in 2005, every year, the Company and the IHOP franchisees agreed to reallocate portions of the local advertising fees to purchase national broadcast, syndication and cable television time in order to reach our target audience more frequently and more cost effectively (see "Marketing and Advertising").
Previous Business Model
IHOP franchised restaurants established prior to 2003 under our Previous Business Model were generally developed by us, and we were involved in all aspects of the development and financing of the restaurants. Under the Previous Business Model, we typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period.
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
From time to time, we will reacquire restaurants developed under the Previous Business Model from a franchisee that is struggling to fulfill its financial obligations or is otherwise in default of its agreements with us. In most cases we have been able to refranchise these restaurants to new franchisees fairly quickly. Where that is not the case, we typically operate the reacquired restaurant pending refranchising. These reacquired restaurants may require investments in remodeling and rehabilitation before they can be refranchised. As a consequence, our reacquired restaurants frequently incur operating losses for some period of time. Where appropriate, we may negotiate modified payment terms or agree to other accommodations with franchisees to assist them to rehabilitate these restaurants. More than half of our franchise restaurants operate under the Previous Business Model.
Area License Agreements and International Franchise Agreements
We have entered into three long-term area license agreements covering the state of Florida and certain counties in the state of Georgia and the province of British Columbia, Canada. As of December 31, 2012, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 152 IHOP restaurants. The area licensee for the province of British Columbia, Canada operated or sub-franchised a total of 13 IHOP restaurants. The area license for British Columbia expires in 2026. The area license agreements provide for royalties ranging from 0.5% to 2.0% of gross sales and advertising fees equal to 0.25% of gross sales. The area license agreements provide the licensees with the right to develop new IHOP restaurants in their respective territories. We also derive revenues from the sale of proprietary products to these area licensees and in certain instances their sub-franchisees. Revenues from our area licensees are included in franchise operations revenues for segment reporting purposes.
Franchise Operations
IHOP's Operations Department is charged with ensuring that high operational standards are met at all times by our franchisees. Operating standards have been developed in consultation with franchisees and are detailed in the "IHOP Manual of Standard Operating Procedures." Company and third-party representatives make both scheduled and unannounced inspections of restaurants to ensure that only approved products are in use and that our prescribed operations practices and procedures are being followed. Due to cultural and regulatory differences, we may have different requirements for restaurants opened outside of the United States.

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
Company-Operated Restaurants
Company-operated IHOP restaurants are primarily comprised of our IHOP-owned restaurants in the Cincinnati, Ohio market. In addition, from time to time, franchise restaurants may be returned by franchisees to us and these restaurants may be operated by us for an indefinite period until they can be refranchised. We utilize the company-operated restaurants in the Cincinnati market primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models.
Restaurant Development
The Current Business Model relies on franchisees to obtain their own financing to develop IHOP restaurants. We review and approve the franchisees' proposed sites but do not contribute capital or become the franchisees' landlord. Under the Current Business Model, substantially all new IHOP restaurants are financed and developed by franchisees or area licensees. In 2012, our franchisees and area licensees financed and developed 48 new restaurants. We do not currently intend to build additional company-operated IHOP restaurants in the Cincinnati market.
New IHOP restaurants are only developed after a detailed site selection process is completed. All restaurant development is approved by the Franchise Review Committee comprised of senior management. We expect our franchisees to add restaurants to the IHOP system in major markets where we already have a core guest base. We believe that concentrating growth in existing markets allows us to achieve economies of scale in our supervisory and advertising functions. We also look to have our franchisees strategically add restaurants in new markets in which we currently have no presence or our presence is limited.
Future Restaurant Development
In 2012, IHOP entered into 23 new franchise development agreements for the development of 55 IHOP restaurants. As of December 31, 2012, we had signed commitments and options from franchisees to build 245 IHOP restaurants over the next 17 years, comprised of 5 restaurants under single-restaurant or non-traditional development agreements, 120 restaurants under multi-restaurant development agreements and 63 restaurants under international development agreements. The signed agreements include options to build an additional 57 restaurants over the next 10 years.
During 2013, we expect our franchisees to open a total of 50 to 60 new IHOP restaurants, primarily in the domestic market.
The following table represents our IHOP restaurant development commitments, including options, as of December 31, 2012:

	Number of Signed Agreements at 12/31/12	Contractual Openings of Restaurants by Year
		2013	2014	2015	2016	2017 and thereafter	Total
Single-restaurant development agreements	5	5	—	—	—	—	5
Multi-restaurant development agreements	43	38	28	23	6	25	120
Multi-restaurant development options	5	—	—	3	8	34	45
International territory agreements	5	12	11	15	20	5	63
International territory options	3	2	1	2	1	6	12
Total	61	57	40	43	35	70	245
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

Composition of Franchise System
As of December 31, 2012, there were 1,525 domestic IHOP franchise and area license restaurants. During 2012, our franchisees and area licensees opened 40 domestic franchise restaurants and 17 domestic franchise and area license restaurants were closed. The number of restaurants held by an individual franchisee ranges from one to 152 restaurants. The table below sets forth information regarding the number of IHOP restaurants owned by domestic franchisees as of December 31, 2012 as well as the total number of restaurants falling into each of the listed ownership ranges.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One	158	46.7%	158	10.4%
Two to five	119	35.2%	332	21.8%
Six to ten	30	8.9%	237	15.5%
Eleven to fifteen	14	4.1%	183	12.0%
Sixteen and over	17	5.0%	615	40.3%
Total(a)	338	100.0%	1,525	100.0%
________________________________

(a)	Percentages may not add due to rounding.
As of December 31, 2012, there were 44 international IHOP franchise and area license restaurants. During 2012, our franchisees opened eight international franchise restaurants and no restaurants were closed. The number of restaurants held by an individual franchisee ranges from one to 13 restaurants. The table below sets forth information regarding the number of IHOP restaurants owned by international franchisees as of December 31, 2012 as well as the total number of restaurants falling into each of the listed ownership ranges.

	Franchisees		Restaurants
Number of Restaurants Held by Franchisee	Number	Percent of Total	Number	Percent of Total
One	3	23.1%	3	6.8%
Two to ten	9	69.2%	28	63.6%
Greater than ten	1	7.7%	13	29.5%
Total(a)	13	100.0%	44	100.0%
________________________________

(a)	Percentages may not add due to rounding.
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
Since 2005, we and our franchisees have allocated a portion of the local advertising fees to national media in order to take advantage of purchasing efficiencies associated with national broadcast, syndication and cable media. For the past four years, the franchisees agreed to reallocate a greater portion of their local advertising fees to national media, which resulted in more television advertising on national broadcast, syndication and cable media. We also have expanded the scope of our gift card program and increased our third-party retailer base to market our gift cards.

Our goal is to attract new guests to our restaurants and to encourage our existing guests to come more often through focused and compelling communications. To make sure we are breaking through today's competitive media landscape and maximizing our advertising spending through an improved buying process, we are focusing our media planning on strengthening media weights in key decision time periods, developing a stronger on-air presence and diversifying our media mix to reach our guests more effectively.

Purchasing Cooperative
In February 2009, Centralized Supply Chain Services, LLC ("CSCS" or the "Co-op"), an independent cooperative entity, was formed to operate as a purchasing cooperative for the operators of Applebee's and IHOP domestic restaurants who have chosen to join the Co-op. We have appointed CSCS as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. We (as a restaurant operator) are a member of CSCS and have committed to purchase substantially all goods, equipment and distribution services for company-operated restaurants through the CSCS supply chain program. CSCS combines the purchasing volume for goods, equipment and distribution services within and across the Applebee's and IHOP concepts. Its mission is to achieve for its members the benefit of continuously available goods, equipment and distribution services in adequate quantities at the lowest possible sustainable prices. The operations of CSCS are funded by a separately stated administrative fee added to one or more products purchased by operators. As of December 31, 2012, 100% of Applebee's franchise restaurants and 99% of IHOP franchise restaurants were members of CSCS.
We believe the larger scale provided by combining the supply chain requirements of both brands provides continuing cost savings and efficiencies while helping to ensure compliance with Company quality and safety standards. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the IHOP Applebee's and IHOP systems as a whole.
Industry Overview and Competition
The Applebee's and IHOP restaurant chains are among the numerous restaurant chains and independent restaurants competing in the $650 billion restaurant industry in the United States. The restaurant industry is generally categorized into segments by price point ranges, the types of food and beverages offered and the types of service available to consumers. These segments include, among others, fast food or quick service restaurants ("QSR"), family dining, casual dining and fine dining. Each of these segments can be broken down further into the type of food served by the restaurant. For example, the QSR category includes sandwich chains, hamburger chains and other chains.
Applebee's competes in the casual dining segment and the bar and grill sub-segment against national and multi-state operators such as Chili's, T.G.I. Friday's and Ruby Tuesday, among others. In addition, there are many independent restaurants across the country in the casual dining segment. Casual dining restaurants offer full table service and typically have bars or serve liquor, wine and beer. Applebee's is the largest casual dining brand in the world, in terms of number of restaurants and market share.
IHOP competes in the family dining segment and the breakfast sub-segment against national and multi-state operators such as Denny's, Cracker Barrel Old Country Store and Bob Evans Restaurants. IHOP also faces a growing level of competition from fast food chains that serve breakfast. In addition, there are many independent restaurants and diners across the country in the family dining segment. Family dining restaurants offer full table service, typically do not have bars or serve liquor, and usually offer breakfast in addition to lunch and dinner items. IHOP is the largest family dining brand in the world in terms of system-wide sales.
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
Trademarks and Service Marks
We and our affiliates have registered certain trademarks and service marks with the United States Patent and Trademark Office and various international jurisdictions, including “DineEquity®” and “Great Franchisees. Great Brands.®”  We own trademarks and service marks used in the Applebee's system, including “Applebee's®” and "Applebee's Neighborhood Grill & Bar®,” and variations of each, as well as “Brewtus®,” “Carside To Go®,” “There's No Place Like The Neighborhood®,” “Pick 'N Pair®,” “Main Street 'Rita®,” “Fiesta Lime Chicken®,” “Fire Grilled Favorites®,” “Triple Chocolate Meltdown®,” “Summer Squeeze®,” “Mucho Margarita®”, and “See You Tomorrow®.” In addition, through our affiliate, we own trademarks and service marks used in the IHOP system, including “IHOP®” and “International House of Pancakes®,” and variations of each, as well as “Never Empty Coffee Pot®,” “Rooty Tooty Fresh 'N Fruity®,” “Rooty Jr.®,” “Harvest Grain 'N Nut®,” “Come Hungry. Leave Happy.®,” “IHOP at Home®,” “IHOP Cafe®,” and “IHOP Express®,” “Cinn-A-Stack®,” “Create-A-Face®,” “Funny Face®,” “Pancake Revolution®,” “IHOP Splashers®,” and “IHOP 'N Go®.”

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
Various federal and state labor laws govern both our own and our franchisees' relationships with our respective employees. These include such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or increased tax reporting and tax payment requirements with respect to employees who receive gratuities could be detrimental to the economic viability of our restaurants.
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
Employees
At December 31, 2012, we had approximately 2,450 employees, of whom approximately 500 were full-time, non-restaurant, corporate personnel. Our employees are not presently represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our relations with employees are good.
Available Information
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
The occurrence of any of the events discussed in the following risk factors may materially adversely affect our business, financial condition and results of operations, which may materially adversely affect the value of our shares of common stock.
Our business is affected by general economic conditions that are largely out of our control.    Our business is dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee's or IHOP restaurants. If our customers' disposable income available for discretionary spending is reduced (because of circumstances such as job losses, credit constraints, higher housing costs, increased tax rates, energy costs, interest rates or other costs) or if the perceived wealth of customers decreases (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our business could experience lower sales and customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants or fast casual dining) or choose alternatives to dining out. Any resulting decreases in customer traffic or average value per transaction will negatively impact the financial performance of Applebee's or IHOP company-operated restaurants, as reduced gross sales result in downward pressure on margins and profitability. These factors could also:

•	reduce gross sales at franchise restaurants, resulting in lower royalty payments from franchisees, and

•
reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees (i) to make royalty payments when they are due and (ii) to develop new restaurants as called for in their respective development agreements.

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. As of December 31, 2012, we had $1.2 billion of outstanding Senior Notes and Term Loans. In addition, we had approximately $0.2 billion in financing and capital lease obligations as of December 31, 2012. Our level of indebtedness which could have important consequences to our financial health. For example, it could:

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
Declines in our financial performance could result in additional impairment charges in future periods.    United States generally accepted accounting principles ("U.S. GAAP") require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions as to same-restaurant sales trends, future development plans and brand-enhancing initiatives, among other things. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. As of December 31, 2012, our total stockholders' equity was $308.8 million. A significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could result in a deficit balance in stockholders' equity. While such a deficit balance would not create an incident of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.
Many factors, including those over which we have no control, affect the trading volatility and price of our stock. Many factors, in addition to our operating results, may have an impact on the trading volatility and price of our common stock. These factors include general economic and market conditions, publicity regarding us, our competitors, or the restaurant industry generally, changes in financial estimates by securities analysts, changes in financial or tax reporting and accounting principles or practices, trading activity in our common stock, and the impact of our capital allocation initiatives, including any future stock repurchase programs or dividend declarations. A number of these factors are outside of our control, and any failure to meet market expectations whether for sales growth rates, earnings per share or other metrics could cause our share price to decline.
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
The restaurant industry is highly competitive, and that competition could lower our revenues, margins and market share.    The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants. The restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food. Each Applebee's and IHOP restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as independent businesses. The trend toward convergence in grocery, deli, and restaurant services, as well as the continued expansion of restaurants into the breakfast daypart, may increase the number and variety of Applebee's and IHOP restaurants' competitors. In addition to the prevailing baseline level of competition, major market players in non-competing industries may choose to enter the food services market which could decrease the market share of Applebee's and IHOP in each of their respective categories. Such increased competition could have a material adverse effect on the financial condition and results of operations of Applebee's or IHOP restaurants in affected markets. Applebee's and IHOP restaurants also compete with other restaurant chains for qualified management and staff, and we compete with other restaurant chains for available locations for new restaurants. Applebee's and IHOP restaurants also face competition from the introduction of new products and menu items by other restaurant chains, as well as substantial price discounting, and are likely to face such competition in the future. The future success of new products, initiatives and overall strategies is highly difficult to predict and will be influenced by competitive product offerings, pricing and promotions offered by competitors. Our ability to differentiate the Applebee's and IHOP brands from their competitors, which is in part limited by the advertising monies available to us and by consumer perception, cannot be assured. These factors could reduce the gross sales or profitability at Applebee's or IHOP restaurants, which would reduce the revenues generated by company-owned restaurants and the franchise payments received from franchisees.
Our business strategy may not achieve the anticipated results. We expect to continue to apply a business strategy that includes, among other things, (i) operation of a 99% franchised restaurant system; (ii) the maintenance of a purchasing cooperative that procures products and services for our Applebee's and IHOP restaurants; (iii) the possible introduction of new restaurant concepts; and (iv) the continued implementation of a shared service model across the brands for various functions, including legal, human resources, communications, finance and centers of excellence in development and operations support. However, the Applebee's business is different in many respects from the IHOP business. In particular, the Applebee's restaurants are part of the casual dining segment of the restaurant industry whereas the IHOP restaurants are part of the family dining segment, and the Applebee's business is larger, distributed differently across the United States and appeals to a somewhat different segment of the consumer market. Therefore, there can be no assurance that the business strategy we apply to the Applebee's business will be suitable or will achieve similar results to the application of such business strategy to the IHOP system. The actual benefit from the refranchising of the Applebee's company-operated restaurants is uncertain and may be less than anticipated. Finally, our operational improvement initiatives or purchasing initiatives may not be successful or achieve the desired results. In particular, there can be no assurance that the existing franchisees or prospective new franchisees will respond favorably to such initiatives.
Our performance is subject to risks associated with the restaurant industry.    The sales and profitability of our restaurants and, in turn, payments from our franchisees may be negatively impacted by a number of factors, some of which are outside of our control. The most significant are:

•
declines in comparable-restaurant sales growth rates due to: (i) failing to meet customers' expectations for food quality and taste or to innovate new menu items to retain the existing customer base and attract new customers; (ii) competitive intrusions in our markets; (iii) opening new restaurants that cannibalize the sales of existing restaurants; (iv) failure of national or local marketing to be effective; (v) weakening national, regional and local economic conditions; and (vi) natural disasters or adverse weather conditions.

•
negative trends in operating expenses such as: (i) increases in food costs including rising commodity costs; (ii) increases in labor costs including increases mandated by minimum wage and other employment laws, immigration reform, the potential impact of union organizing efforts, increases due to tight labor market conditions and the Patient Protection and Affordable Care Act; and (iii) increases in other operating costs including advertising, utilities, lease-related expenses and credit card processing fees;

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

•	the inability to manage our company-owned restaurants due to unanticipated changes in executive management, and availability of qualified restaurant management, staff and other personnel; and

•	the inability to operate effectively in new and/or highly competitive geographic regions or local markets in which we or our franchisees have limited operating experience.
A lack of availability of suitable locations for new restaurants or a decline in the quality of the locations of our current restaurants may adversely affect our sales and results of operations. The success of our restaurants depends in large part on their locations. As demographic and economic patterns change, current locations may not continue to be attractive or profitable. Potential declines in neighborhoods where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales in those locations. In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation. Additionally, restaurant revitalization initiatives may not be completed as and when projected.

A failure to address cost pressures, including rising costs for labor, food commodities and utilities used by our and our franchisees' restaurants, and a failure of the Co-op to effectively deliver cost management activities and achieve economies of scale in purchasing, may compress our franchisees' operating margins and adversely affect our and our franchisees' business results. Our and our franchisees' business results depend highly on the ability to anticipate and react to changes in the availability and pricing of food commodities, utilities, and other related costs over which we may have little control. Operating margins for our and our franchisees' restaurants are subject to increases in labor costs mandated by health care laws, employment laws, immigration reform, union organizing efforts and labor market conditions. In addition, our and our franchisees' operating margins are subject to changes in the pricing and availability of beef, pork, eggs, cheese, coffee and produce. We attempt to leverage our size to achieve economies of scale in purchasing through the Co-op, but there can be no assurances that we can always do so effectively. We are subject to the general risks of inflation. Restaurant operating margins are also affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. Our inability to anticipate and respond effectively to any of these cost pressures could have an adverse effect on our business results.
We may experience shortages or interruptions in the supply or delivery of food and other products from third parties or in the availability of utilities. Our franchised and company-operated restaurants are dependent on frequent deliveries of fresh produce, food, beverage and other products. This subjects us to the risk of shortages or interruptions in food and beverage supplies which may result from a variety of causes including, but not limited to, shortages due to adverse weather, labor unrest, political unrest, terrorism, outbreaks of food-borne illness, disruption of operation of production facilities or other unforeseen circumstances. Such shortages could adversely affect our revenue and profits. The inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the profits generated by company-operated restaurants or the payments we receive from franchisees. In addition, interruptions to the availability of gas, electric, water or other utilities may adversely affect our operations.
A failure to develop and implement innovative marketing and guest relationship initiatives, ineffective or improper use of social media or other marketing initiatives, and increased advertising and marketing costs, could adversely affect our business results. If our competitors increase their spending on advertising and promotions, if our advertising, media or marketing expenses increase, or if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our business results. A failure to sufficiently innovate, develop guest relationship initiatives, or maintain adequate and effective advertising could inhibit our ability to maintain brand relevance and drive increased sales.

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our brands, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our franchisees, guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. These efforts may not be successful, and pose a variety of other risks, as discussed above under the heading: “We rely heavily on information technology in our operations, and insufficient guest or employee facing technology, or any material failure, inadequacy, interruption or breach of security of any of our technology, could harm our ability to effectively operate our business.”
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
We face a variety of risks associated with doing business with franchisees and vendors in foreign markets. Our expansion into international markets could create risks to our brands and reputation. We believe that we have selected high-caliber international franchisees with significant experience in restaurant operations. However, the ultimate success and quality of any franchise restaurant rests with the franchisee. If the franchisee does not successfully operate its restaurants in a manner consistent with our standards, or customers have negative experiences due to issues with food quality or operational execution, our brand values could suffer, which could have an adverse effect on our business.
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
We and our franchisees are subject to a variety of litigation.    We and our franchisees are subject to complaints or litigation from guests alleging illness, injury or other food quality, food safety, health or operational concerns. We and our franchisees are also subject to "dram shop" laws in some states pursuant to which we and our franchisees may be subject to liability in connection with personal injuries or property damages incurred in connection with wrongfully serving alcoholic beverages to an intoxicated person. We may also initiate legal proceedings against franchisees for breach of the terms of their franchise agreements, including underreporting of sales , failure to operate restaurants according to standard operating procedures and payment defaults. Such claims may reduce the profits generated by company-operated restaurants and the ability of franchisees to make payments to us. These claims may also reduce the ability of franchisees to enter into new franchise agreements with us. Although our franchise agreements require our franchisees to defend and indemnify us, we may be named as a defendant and sustain liability in legal proceedings against franchisees under the doctrines of vicarious liability, agency, negligence or otherwise.
Third-party claims with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues. We regard our service marks and trademarks related to our restaurant businesses as having significant value and being important to our marketing efforts. To protect our restaurants and services from infringement, we rely on contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws. We have registered certain trademarks and service marks in the United States and foreign jurisdictions; however, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate.

In addition, there can be no assurance that third parties will not assert infringement or misappropriation claims against us, or assert claims that our rights in our trademarks, service marks and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on us or our franchisees if such claims were to be decided against us. If our rights in any intellectual property were invalidated or deemed unenforceable, it could permit competing uses of intellectual property which, in turn, could lead to a decline in restaurant revenues and sales of other branded products and services (if any). If the intellectual property became subject to third-party infringement, misappropriation or other claims, and such claims were decided against us, we may be forced to pay damages, be required to develop or adopt non-infringing intellectual property or be obligated to acquire a license to the intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third-party claims.
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
We are subject to extensive federal, state and local governmental regulations, including those relating to the food safety and inspection and the preparation and sale of food and alcoholic beverages. Disruptions within any government agencies could impact the U.S. food industry which may have an adverse affect on our business. We are also subject to laws and regulations relating to building and zoning requirements. Each of our and our franchisees' restaurants is also subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality where the restaurant is located. We generally have not encountered any material difficulties or failures in obtaining and maintaining the required licenses and approvals that could impact the continuing operations of an existing restaurant, or delay or prevent the opening of a new restaurant. Although we do not, at this time, anticipate any occurring in the future, we cannot assure you that we or our franchisees will not experience material difficulties or failures that could impact the continuing operations of an existing restaurant, or delay the opening of restaurants in the future.
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
Restaurant development plans under development agreements may not be implemented effectively.    We rely on franchisees to develop Applebee's and IHOP restaurants. Restaurant development involves substantial risks, including the following:

•	the availability of suitable locations and terms for potential development sites;

•	the ability of franchisees to fulfill their commitments to build new restaurants in the numbers and the time frames specified in their development agreements;

•	the availability of financing, at acceptable rates and terms, to both franchisees and third-party landlords, for restaurant development;

•	delays in obtaining construction permits and in completion of construction;

•	developed properties not achieving desired revenue or cash flow levels once opened;

•	competition for suitable development sites;

•	changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the Americans with Disabilities Act); and

•	general economic and business conditions.
We cannot assure that the development and construction of facilities will be completed, or that any such development will be completed in a timely manner. We cannot assure that present or future development plans will perform in accordance with our expectations.
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
Approximately 99% of our restaurants are owned and operated by our franchisees and, as a result, we are highly dependent upon our franchisees. We have significantly increased the percentage of restaurants owned and operated by our franchisees. As a result, we expect to receive less revenue from company restaurant sales and any increase in general and administrative expenses may have a greater impact on our financial condition and business results. While our franchise agreements are designed to maintain brand consistency, this increase in the franchised-operated restaurants reduces our direct day-to-day control over these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control of the restaurants. These risks include franchisee defaults in their obligations to us arising from financial or other difficulties encountered by them, such as payments to us or maintenance and improvement obligations; limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; unwillingness of franchisees to support our marketing programs and strategic initiatives; inability to participate in business strategy changes due to financial constraints; inability to meet rent obligations on leases on which we retain contingent liability; failure to operate restaurants in accordance with required standards; failure to report sales information accurately; efforts by one or more large franchisees or an organized franchise association to cause poor franchise relations; and failure to comply with food quality and preparation requirements subjecting us to potential losses even when we are not legally liable for a franchisee's actions or failure to act. Although we believe that our current relationships with our franchisees are generally good, there can be no assurance that we will maintain strong franchise relationships. Our dependence on franchisees could adversely affect us, our reputation and our brands, and could adversely affect our business, financial condition and results of operations.
Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater credit risk.    As of December 31, 2012, Applebee's franchisees operated 1,862 Applebee's restaurants in the United States, comprising 99% of the total Applebee's restaurants in the United States. Of those restaurants, the twelve largest Applebee's franchisees owned 1,280 restaurants, representing 69% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of credit risk in respect of such franchisees because their financial obligations to us are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experiences financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements including payments to us and the maintenance and improvement of its restaurants. If any of these franchisees are subject to bankruptcy or insolvency proceedings, a bankruptcy court may prevent the termination of the related franchise agreements and development agreements. Any franchisee that is experiencing financial difficulties may also be unable to participate in implementing changes to our business strategy. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with its other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.
We are subject to credit risk from our IHOP franchisees operating under our Previous Business Model, and a default by these franchisees may negatively affect our cash flows.    Of the 1,404 IHOP restaurants subject to franchise agreements as of December 31, 2012, over half operate under the Previous Business Model. The Company was involved in all aspects of the development and financing of the IHOP restaurants established prior to 2003. Under the Previous Business Model, the Company typically identified and leased or purchased the restaurant sites, built and equipped the restaurants and then franchised them to franchisees. In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous Business Model include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under the building property lease/sublease agreement and our notes and equipment contract receivables, as well as outstanding franchise royalties. The additional amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous Business Model may negatively affect our cash flows.
Termination or non-renewal of franchise agreements may disrupt restaurant performance.  Each franchise agreement is subject to termination by us in the event of default by the franchisee after applicable cure periods. Upon the expiration of the initial term of a franchise agreement, the franchisee generally has an option to renew the franchise agreement for an additional term. There is no assurance that franchisees will meet the criteria for renewal or will desire or be able to renew their franchise agreements. If not renewed, a franchise agreement and the related payments will terminate. We may be unable to find a new franchisee to replace such lost revenues. Furthermore, while we will be entitled to terminate franchise agreements following a default that is not cured within the applicable grace period, if any, such termination may disrupt the performance of the restaurants affected.
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
We are heavily dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.    We rely heavily on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, fraudulent manipulation of sales reporting from our restaurants resulting in loss of sales and royalty payments, or a breach in security of these systems could be harmful and cause delays in customer service and reduce efficiency in our operations. Significant capital investments might be required to remediate any problems.
As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. These efforts may not be successful, and pose a variety of other risks, as discussed above under the heading: “A failure to develop and implement innovative marketing and guest relationship initiatives, ineffective or improper use of social media or other marketing initiatives, and increased advertising and marketing costs, could adversely affect our results of operations.”
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our employee and business relationships, all of which could subject us to loss and harm our brands. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information about our customers, franchisees, vendors and employees. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. In addition to maintaining insurance coverage to address cyber incidents, we also have implemented processes, procedures and controls to help mitigate these risks. These measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our reputation and financial results will not be negatively impacted by such an incident.
Our use of personally identifiable information is regulated by foreign, federal and state laws, as well as by certain third-party agreements. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws and regulations, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could result in costly litigation, judgments, or penalties resulting from violation of federal and state laws and payment card industry regulations. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations.
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
Our business depends on our ability to attract and retain talented employees. Our business is based on successfully attracting and retaining talented employees. The market for highly skilled employees and leaders in our industry is extremely competitive. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The table below shows the location and ownership type of Applebee's and IHOP restaurants as of December 31, 2012:

	Applebee's			IHOP
	Franchise	Company	Total	Franchise	Company	Area License		Total
United States
Alabama	30	—	30	19	—	—		19
Alaska	2	—	2	4	—	—		4
Arizona	33	—	33	39	—	—		39
Arkansas	11	—	11	15	—	—		15
California	114	—	114	228	—	—		228
Colorado	26	—	26	29	—	—		29
Connecticut	7	—	7	7	—	—		7
Delaware	12	—	12	7	—	—		7
District of Columbia	—	—	—	3	—	—		3
Florida	111	—	111	—	—	148	*	148
Georgia	69	—	69	75	1	4	*	80
Hawaii	—	—	—	6	—	—		6
Idaho	12	—	12	9	—	—		9
Illinois	65	—	65	54	—	—		54
Indiana	66	—	66	23	—	—		23
Iowa	27	—	27	9	—	—		9
Kansas	24	10	34	20	1	—		21
Kentucky	37	—	37	6	1	—		7
Louisiana	18	—	18	28	—	—		28
Maine	11	—	11	1	—	—		1
Maryland	26	—	26	35	—	—		35
Massachusetts	29	—	29	20	—	—		20
Michigan	86	—	86	20	—	—		20
Minnesota	58	—	58	12	—	—		12
Mississippi	20	—	20	11	—	—		11
Missouri	47	13	60	27	—	—		27
Montana	8	—	8	5	—	—		5
Nebraska	20	—	20	5	—	—		5
Nevada	14	—	14	24	—	—		24
New Hampshire	14	—	14	4	—	—		4
New Jersey	57	—	57	39	—	—		39
New Mexico	18	—	18	17	—	—		17
New York	112	—	112	55	—	—		55
North Carolina	58	—	58	49	—	—		49
North Dakota	11	—	11	2	—	—		2
Ohio	95	—	95	21	9	—		30
Oklahoma	22	—	22	27	—	—		27
Oregon	21	—	21	7	—	—		7
Pennsylvania	78	—	78	18	—	—		18
Rhode Island	8	—	8	3	—	—		3
South Carolina	40	—	40	27	—	—		27
South Dakota	6	—	6	5	—	—		5
Tennessee	41	—	41	35	—	—		35
Texas	100	—	100	189	—	—		189
Utah	16	—	16	19	—	—		19
Vermont	3	—	3	1	—	—		1
Virginia	73	—	73	60	—	—		60
Washington	40	—	40	30	—	—		30
West Virginia	17	—	17	7	—	—		7
Wisconsin	44	—	44	14	—	—		14
Wyoming	5	—	5	3	—	—		3
Total Domestic	1,862	23	1,885	1,373	12	152		1,537

	Applebee's			IHOP
	Franchise	Company	Total	Franchise	Company	Area License		Total
International
Brazil	13	—	13	—	—	—		—
Canada	19	—	19	7	—	13	*	20
Chile	4	—	4	—	—	—		—
Costa Rica	3	—	3	—	—	—		—
Dominican Republic	—	—	—	1	—	—		1
Greece	1	—	1	—	—	—		—
Guatemala	3	—	3	2	—	—		2
Honduras	5	—	5	—	—	—		—
Jordan	1	—	1	—	—	—		—
Kuwait	5	—	5	—	—	—		—
Lebanon	1	—	1	—	—	—		—
Mexico	66	—	66	16	—	—		16
Puerto Rico	3	—	3	2	—	—		2
Qatar	6	—	6	—	—	—		—
Saudi Arabia	14	—	14	—	—	—		—
Singapore	1	—	1	—	—	—		—
St. Croix, Virgin Islands	—	—	—	1	—	—		1
United Arab Emirates	4	—	4	2	—	—		2
Total International	149	—	149	31	—	13		44
Totals	2,011	23	2,034	1,404	12	165		1,581
* of these restaurants 63 in Florida, 4 in Georgia and 11 in Canada have been sub-licensed by the area licensee

As of December 31, 2012, we operated 23 Applebee's restaurants and 12 IHOP restaurants for a total of 35 company-operated restaurants. Our intention is to continue to operate the 23 Applebee's restaurants in the Kansas CIty market and 10 IHOP restaurants in the Cincinnati market. Of these restaurants, we leased the building for five sites, owned the building and leased the land for 11 sites, owned the land and building for two sites and leased the land and building for 17 sites.
Of the 1,404 IHOP restaurants operated by franchisees, 61 were located on sites owned by us, 678 were located on sites leased by us from third parties and 665 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees and 2,010 of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensees or the franchisees. We owned one site on which a franchisee-operated Applebee's restaurant was located.
Leases of IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases of Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. In addition, a substantial number of the leases for both IHOP and Applebee's restaurants include provisions calling for the periodic escalation of rents during the initial term and/or during renewal terms. The leases typically provide for payment of rents in an amount equal to the greater of a fixed amount or a specified percentage of gross sales and for payment of taxes, insurance premiums, maintenance expenses and certain other costs. Historically, it has been our practice to seek to extend, through negotiation, those leases that expire without renewal options. However, from time to time, we choose not to renew a lease or are unsuccessful in negotiating satisfactory renewal terms. When this occurs, the restaurant is closed and possession of the premises is returned to the landlord.
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

As previously disclosed, we defended a collective action, Gerald Fast v. Applebee's International, Inc., in the United States District Court for the Western District of Missouri, Central Division that commenced in July 2006. In this case, the plaintiffs claimed that tipped servers and bartenders in Applebee's company-operated restaurants spent more than 20% of their time performing general preparation and maintenance duties, or “non-tipped work,” for which they should be compensated at the minimum wage. Under this action, plaintiffs sought unpaid wages and other relief of up to $17 million plus plaintiffs' attorneys' fees and expenses. We entered into a settlement agreement on September 25, 2012 to settle the action for $9.1 million, and the court granted final approval of the settlement and dismissed the action on November 1, 2012. We funded the settlement on December 6, 2012.

Item 4.   Mine Safety Disclosure.

Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol "DIN". The following table sets forth the high and low sales prices of our common stock on the NYSE for each quarter of 2012 and 2011. We did not pay dividends on our common stock in 2012 and 2011.

	Fiscal Year 2012		Fiscal Year 2011
	Prices		Prices
Quarter	High	Low	High	Low
First	$54.74	$40.28	$60.11	$49.46
Second	$53.90	$41.63	$56.78	$46.26
Third	$57.40	$41.49	$56.37	$35.47
Fourth	$68.47	$55.51	$49.64	$35.20

Holders
The number of stockholders of record and beneficial owners of our common stock as of February 8, 2013 was estimated to be 6,200.
Dividends
Under our Credit Agreement, we are limited as to the total amount of permitted restricted payments, including dividends on common stock, that may be made (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restricted Payments"). At December 31, 2012, the permitted amount of restricted payments was approximately $85 million. We evaluate dividend payments on our common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements, the limitations referenced above and other factors. On February 26, 2013, our Board of Directors approved payment of a cash dividend of $0.75 per share of our common stock, payable at the close of business on March 29, 2013 to the stockholders of record as of the close of business on March 15, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2012, regarding shares outstanding and available for issuance under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	958,246	$39.67	1,123,384
Equity compensation plans not approved by security holders	—	—	—
Total	958,246	$39.67	1,123,384
The number of securities remaining available for future issuance represents shares under our 2011 Stock Incentive Plan. Please refer to Note 16, Stock-Based Incentive Plans, in the Notes to the Consolidated Financial Statements for a description of the Plan.
Issuer Purchases of Equity Securities
Under our Credit Agreement, we are limited as to the total amount of permitted restricted payments, including repurchase of our common stock, that may be made (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restricted Payments"). At December 31, 2012, the permitted amount of restricted payments was approximately $85 million.

In August 2011, our Board of Directors authorized the repurchase of up to $45 million of common stock. Repurchases are subject to prevailing market prices and may take place in open market transactions and in privately negotiated transactions, based on business, market, applicable legal requirements and other considerations. The program does not require the repurchase of a specific number of shares and may be terminated at any time. We did not repurchase any shares of our common stock during 2012. As of December 31, 2012, we have repurchased 534,101 shares of common stock under this program at an average price of $39.64 per share.

On February 26, 2013, our Board of Directors approved a stock repurchase authorization of up to $100 million of our common stock, replacing the previously announced $45 million stock repurchase authorization. We may now repurchase up to an additional $78.8 million of our common stock under the revised authorization.
During 2012, a total of 34,829 shares of restricted stock were surrendered to the Company at an average price of $49.96 per share to satisfy tax withholding obligations in connection with the vesting of restricted stock awards issued to employees under our stock compensation plans. Of that total, 866 shares were surrendered during the fourth quarter at an average price of $56.17 per share.

Stock Performance Graph
The graph below shows a comparison of the cumulative total shareholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Value-Line Restaurants Index ("Restaurant Index") over the five-year period ended December 31, 2012. The graph and table assume $100 invested at the close of trading on the last day of trading in 2007 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Shareholder Return
DineEquity, Inc., Standard & Poor's 500 And Value Line Restaurant Index
(Performance Results Through December 31, 2012)

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
100.00
93.28
119.49
166.29
219.32
231.00
63.00
79.67
91.67
93.60
108.58
33.16
69.68
141.65
121.08
192.20
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
DineEquity, Inc.
Standard & Poor's 500
Restaurant Index

	2007	2008	2009	2010	2011	2012
DineEquity, Inc.	$100.00	$33.16	$69.68	$141.65	$121.08	$192.20
Standard & Poor's 500	100.00	63.00	79.67	91.67	93.60	108.58
Restaurant Index	100.00	93.28	119.49	166.29	219.32	231.00

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations information and the consolidated balance sheet data for the years ended and as of December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our audited consolidated financial statements.

	Fiscal Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share amounts)
Segment Revenues
Franchise revenues	$421.4	$398.5	$377.1	$373.0	$353.3
Company restaurant sales(a)	291.1	531.0	815.6	890.0	1,103.2
Rental income	122.9	126.0	124.5	133.9	131.4
Financing revenues	14.5	19.7	16.4	17.9	25.7
Total revenues	849.9	1,075.2	1,333.6	1,414.8	1,613.6
Segment Expenses
Franchise expenses	109.9	105.0	103.5	102.2	96.2
Company restaurant expenses(a)	249.3	458.4	699.3	766.5	978.2
Rental expenses	97.2	98.2	99.0	100.2	98.1
Financing expenses	1.6	6.0	2.0	0.4	7.3
Total segment expenses	458.0	667.6	903.8	969.3	1,179.8
Gross segment profit	391.9	407.6	429.8	445.5	433.8
General and administrative expenses	163.2	155.8	160.3	157.7	182.3
Interest expense	114.3	132.7	171.5	186.3	203.2
Impairment and closure charges	4.2	29.9	4.3	105.6	240.6
Amortization of intangible assets	12.3	12.3	12.3	12.3	12.1
Loss (gain) on extinguishment of debt and temporary equity	5.6	11.2	107.0	(45.7)	(15.2)
(Gain) loss on disposition of assets	(102.6)	(43.3)	(13.5)	(7.3)	0.3
Other (income) expense, net	—	4.0	—	—	(1.3)
Income (loss) before income taxes	194.9	105.0	(12.1)	36.6	(188.2)
Income tax (provision) benefit	(67.2)	(29.8)	9.3	(5.2)	33.7
Net income (loss)	$127.7	$75.2	$(2.8)	$31.4	(154.5)
Net income (loss)	$127.7	$75.2	$(2.8)	$31.4	$(154.5)
Less: Series A preferred stock dividends	—	—	(25.9)	(19.5)	(19.0)
Less: Accretion of Series B preferred stock	(2.5)	(2.6)	(2.5)	(2.3)	(2.1)
Less: Net (income) loss allocated to unvested participating restricted stock	(2.7)	(1.9)	1.2	(0.4)	6.4
Net income (loss) available to common stockholders	$122.5	$70.7	$(30.0)	$9.2	$(169.2)
Net income (loss) available to common stockholders per share:
Basic	$6.81	$3.96	$(1.74)	$0.55	$(10.09)
Diluted	$6.63	$3.89	$(1.74)	$0.55	$(10.09)
Weighted average shares outstanding:
Basic	18.0	17.8	17.2	16.9	16.8
Diluted	18.9	18.2	17.2	16.9	16.8
Dividends declared per common share(b)	$—	$—	$—	$—	$1.00
Dividends paid per common share(b)	$—	$—	$—	$—	$1.00
Balance Sheet Data (end of year)
Cash and cash equivalents	$64.5	$60.7	$102.3	$82.3	$114.4
Restricted cash—short-term(c)	1.9	1.2	0.9	72.7	83.4
Restricted cash—long-term(c)	—	—	0.8	48.2	53.4
Property and equipment, net	294.4	474.2	612.2	771.4	824.5
Total assets	2,415.4	2,614.3	2,856.6	3,100.9	3,361.2
Long-term debt, less current maturities	1,202.1	1,411.4	1,631.5	1,637.2	1,853.4
Financing obligations, less current maturities	52.0	162.7	237.8	309.4	318.7
Capital lease obligations, less current maturities	124.4	134.4	144.0	152.8	161.3
Stockholders' equity	308.8	155.2	83.6	69.9	42.8
_________________________________________________________________________

(a)	We have refranchised 479 Applebee's company-operated restaurants since December 31, 2007.

(b)	Effective December 11, 2008, the Company suspended payments of dividends on DineEquity common stock.

(c)	Cash restrictions related to securitized debt were eliminated by a refinancing of long-term debt in 2010.

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
Business Overview
The Company
The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company's predecessor began developing and franchising additional restaurants. The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. In November 2007, the Company completed the acquisition of Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. ("DineEquity," "we" or "our"). Through various subsidiaries (see Exhibit 21, Subsidiaries of DineEquity, Inc.) we own, franchise and operate two restaurant concepts: Applebee's Neighborhood Grill & Bar® ("Applebee's"), in the bar and grill segment of the casual dining category of the restaurant industry, and International House of Pancakes® ("IHOP®"), in the family dining category of the restaurant industry. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company.
Domestically, IHOP restaurants are located in all 50 states and the District of Columbia, while Applebee's restaurants are located in every state except Hawaii. Internationally, IHOP restaurants are located in two United States territories and five foreign countries; Applebee's restaurants are located in one United States territory and 15 foreign countries. With over 3,600 restaurants combined, we believe we are the largest full-service restaurant company in the world.
Our Vision
To become the preferred franchisor of choice and deliver maximum franchisee and shareholder value.
Our Mission
To unite great franchisees, iconic brands and team members to create the world's leading restaurant company - one guest at a time. To achieve this mission, our strategies are designed to ensure strong brands; drive profitable, organic growth; identify and exploit complementary concepts and extensions; and create and monetize new value-added services.
2012 Highlights
2012 marked the fifth anniversary of bringing together two of the world's most-iconic dining brands under one enterprise. The highlight of this anniversary year was the achievement of our vision of becoming a 99% franchised company with the completion of refranchising the vast majority of the company-owned restaurants operated by Applebee’s when we closed the acquisition five years ago. We believe a highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of free cash flow performance, as compared to a model based on operating a significant number of company-owned restaurants.

Other highlights of our fiscal 2012 performance include:

•
Reducing our long-term debt by $332.6 million, which lowered our consolidated leverage ratio to 4.6:1 at December 31, 2012 from 5.3:1 at December 31, 2011. The reduction primarily came from a combination of after-tax cash proceeds and elimination of financing obligations from the refranchising of Applebee's company-operated restaurants and from our free cash flow;

•
Increasing Applebee's domestic same-restaurant sales by 1.2% during 2012, the third consecutive year of same-restaurant sales growth. Applebee's same-restaurant sales have increased in nine of the last ten quarters;

•
Opening 48 new restaurants worldwide by IHOP franchisees and area licensees and 34 new restaurants by Applebee's franchisees. IHOP's international footprint was expanded with franchise openings in the Middle East and the Dominican Republic;

•
Remodeling over 560 restaurants system-wide during 2012. Applebee's and its franchisees remodeled 370 restaurants during 2012, while IHOP and its franchisees remodeled 191 restaurants. Over the past two years, 51% of Applebee's restaurants and approximately one-third of IHOP restaurants have been remodeled;

•
Executing a comprehensive restructuring of general and administrative functions that will reduce future costs. While the severance costs associated with headcount reductions exceeded savings in fiscal 2012, we estimate these actions will save approximately $10 million to $12 million on a annualized basis in the future; and

•	Establishing new Centers of Excellence to pool talent from across our organization to realize synergies, share best practices and eliminate duplication of effort.
Key Performance Indicators
In evaluating and assessing the performance of our business, we consider our key performance indicators to be: (i) the percentage change in domestic system-wide same-restaurant sales; (ii) net franchise restaurant development; (iii) consolidated cash from operations; and (iv) consolidated free cash flow. An overview of our 2012 performance in these metrics is as follows:

	Applebee's	IHOP
Percentage change in domestic system-wide same-restaurant sales	1.2%	(1.6)%
Net franchise restaurant development(1)	15	31

(1)	Franchise and area license openings, net of closings and the refranchising of 154 Applebee's company-operated restaurants and two rehabilitated and refranchised IHOP restaurants
For the year ended December 31, 2012, our consolidated cash from operations was $52.9 million and our consolidated free cash flow was $48.2 million.
We achieved mixed results on these metrics in 2012. Applebee's achieved an increase in domestic system-wide same-restaurant sales for the third consecutive year. Applebee's cumulative increase over those three years is 3.5%, a significant achievement in light of the headwinds we faced as the country and our guests recovered from the 2008 economic crisis. IHOP, on the other hand, had a decline in its domestic system-wide same-restaurant sales for the second consecutive year, although the decline in 2012 was less than in 2011.
IHOP franchisees and area licensees opened 48 new franchise restaurants in 2012, with net openings (openings less closings and refranchisings) of 31 restaurants. Over the past three years, IHOP has achieved 125 net openings, an annual growth rate of nearly 3%. Applebee's franchisees opened 34 new franchise restaurants in 2012, with net openings of 15 restaurants. Over the past three years, Applebee's net openings totaled 33 restaurants, an annual growth rate of under 1%.
Both cash from operations and free cash flow decreased approximately 55% from the prior year. The majority of the decline was the expected result of the refranchising of Applebee's company-operated restaurants in terms of both restaurant operating profit foregone and payment of taxes on gains from the sale of restaurant assets. While proceeds from asset sales are an investing cash inflow, all income taxes paid are an operating cash outflow.
Additional information on each of these metrics is presented under the captions "Restaurant Data," "Company Restaurant Operations" and "Liquidity and Capital Resources" below.

Key Overall Strategies
DineEquity's Key Strategies
With the completion of our refranchising initiative, DineEquity is continuing with its efforts to drive shareholder and franchisee value. We have an ongoing program to leverage core competencies across the entire enterprise that is focused on three primary goals:

•	Optimize organization capability;

•	Drive profitable organic growth; and

•	Reduce costs for both ourselves and our franchisees.
We have a fundamentally differentiated approach to brand management that centers on the powerful and strategic combination of marketing, menu, operations and remodel initiatives that creates a distinctive and relevant connection with our guests. Additionally, our shared services operating platform allows our brands to focus on key factors that drive the business while leveraging the resources and expertise of our scalable, centralized support structure. We believe this is a competitive point of difference. Together, this closely integrated approach is expected to result in strong brand performance that drives DineEquity's growth and delivers results for our shareholders.
Applebee's Key Strategies

We are revitalizing the Applebee's brand. Applebee's domestic system-wide same-restaurant sales increased 1.2% in 2012. This was Applebee's third year of increased same-restaurant sales and we outpaced our group of competitors. We are growing by executing on the following key strategies: (i) drive profitable sales and traffic; (ii) invest in process and product innovation; (iii) transform the business; and (iv) improve margins and restaurant level economics.

Drive Profitable Sales and Traffic

•
Continued focus on meeting the consumer's need for value throughout 2012, with such promotions as the return of our successful "Sizzling Entrées" starting at $9.99 nationwide, the introduction of our Fresh Flavors of the Season, and the rotation of new products into our “2 for $20” offering. We ended the year with Spirited Cuisine featuring our new Napa Chicken and Portobellos and highly popular new Brew Pub Pretzels & Beer Cheese Dip;

•	Continued innovation of the menu. Since the acquisition in 2007, more than 90% of Applebee's menu now consists of either new offerings or improved offerings with high quality ingredients;

•
Continued our unique healthy food offerings by refreshing our "Under 550" calorie menu in January 2011, which combined with our Weight Watchers menu has established us as a category leader in providing healthy dining options to our guests; and

•	Focused on late-night business through beverage and appetizer innovation and local restaurant marketing efforts.

Invest in Process and Product Innovation

We continue to invest in and drive innovation at Applebee's from both a product and process perspective. We maintain a significant test and implementation focus to both develop and discover new trends and opportunities within the casual dining segment and beyond. Our history of innovation is readily apparent in our continual evolution of limited-time product offerings as well as core menu items. We take a similar approach to evaluation of media strategies and consumer touch points

Transform the Business

In June 2010, we rolled out “Connections,” the new comprehensive restaurant revitalization program involving people, place and promotional aspects. The people aspect involves re-training and re-certification for kitchen staff and team members. The place aspect involves exterior and interior modifications to the restaurant to signal change. The promotional aspect involves a local public relations and marketing plan to re-connect with the neighborhood. Our franchisees have embraced this initiative and by year-end 2012, over 50% of the restaurants in the domestic system have been revitalized.

The Company achieved its strategy to transition to a 99% franchise-operated Applebee's system in 2012 which includes buyers who are financially qualified, share our vision for revitalizing the Applebee's brand, are willing to invest in the business, and have well-qualified management teams. During 2012, we refranchised 154 company-operated restaurants. This highly franchised business model is expected to require less capital investment and general and administrative overhead, improve overall segment profit margins and reduce the volatility of cash flow performance.

Improve Margins and Restaurant Level Economics

We have continued to build upon process and system improvements deployed in prior years by improving our operating metrics. Food inventory management and labor efficiencies were realized during the first half of 2012 in Company-operated restaurants. These operational improvements helped mitigate the impact of increasing commodity costs and higher payroll expense. We continued to reap the benefits of our supply chain co-op by leveraging our scale to manage through commodity cost inflation, which was also mitigated by the realignment of our distribution centers in 2010.

With our transition to a 99% franchised system, restaurant operating margin at the remaining 23 company-operated restaurants will become less impactful to our results of operations. Given that the primary focus of these restaurants in the future will be to test new products and processes, their operating margin as a percentage of sales is expected to decline. However, we will continue to invest in product and process innovation to help our franchisees maintain and improve their restaurant level economics for the overall financial well-being of the overall Applebee's system.

We continue to monitor our franchisees through our franchisee operations rating system, which provides visibility concerning their performance in relation to guest experience, food safety and training.

In a challenging economic environment and a highly competitive casual dining category, there can be no assurance that the strategies described above, when implemented, will achieve the intended results.

IHOP's Key Strategies

To re-ignite growth we have been pursuing key initiatives within the three pillars of our strategic framework: (1) re-energize and grow the IHOP brand; (2) improve operations performance; and (3) optimize franchise development.

Re-energize and Grow the IHOP Brand

To re-energize and grow the IHOP brand, we are implementing several key initiatives: 1) enhancing our menu; 2) increasing media effectiveness and 3) improving our advertising. We continuously evolve our menu to maximize consumer acceptance, ease of use and appeal of the individual items offered. This is an ongoing and continuous process. The expanded "Simple and Fit" line of items with less than 600 calories and Signature Pancakes line of items are recent examples of this work. Substantially all IHOP restaurants are using pollable point-of-sale systems to capture and report a broad range of sales and product mix data. This information is used by management to, among other things, gauge guest acceptance of menu items and the success of promotions and limited time offers.

Over the years, we have adjusted where and when our advertisements are run to maximize the impact of our advertising dollars. These decisions are based on market conditions for advertising and an understanding of how best to reach our target customers. Our focus remains national advertising as we believe this is the best way to drive traffic to our restaurants. Gaining the attention of consumers in a highly competitive market requires that we constantly update and modify our advertising campaigns to maintain guest engagement. Recently, we launched a campaign with the “Everything You Love About Breakfast” as the tagline and theme, accompanied by a “Brandthem” which extols the customer satisfaction gained from dining at IHOP.

Finally, we have increased our efforts in key social media outlets, reflecting the growing importance of these channels. In 2012, we re-launched IHOP.com improving its interactivity and connections with key social media sites. Our e-club, launched in 2010, continues to grow and provide a valuable direct communication channel to a key group of IHOP consumers.

Improve Operations Performance

We constantly strive to improve every aspect of restaurant operations. To enhance our guest-centric culture, and enable our franchisees to assess and improve their service and the condition of their restaurants, we have developed several new tools that augment our guest feedback tool, the “Voice of the Guest” program, which provides real-time consumer responses to the operators and the brand.

In 2012, we implemented an enhanced Operations Evaluations process whereby all IHOP locations are assessed three times per year on a wide range of operational attributes, allowing franchisees to understand their performance against a set of predetermined standards. Specific training is offered to franchisees to assist them in remediating any areas of opportunity identified in the Operations Evaluation. In addition, IHOP modified its service procedures in 2012 to improve speed of service and improve guest satisfaction. While results from both programs have been positive, we recognize that operations excellence is a continuous process without end.

Optimize Franchise Development and Franchise System Health

Under the Current Business Model, IHOP seeks to optimize franchise development by recruiting franchise developers within and outside the current system and working with these franchise developers in the site selection and building process. This strategy has proved successful as our franchisees have developed approximately 516 restaurants since the inception of the Current Business Model and our franchisees have a pipeline of 285 additional new restaurants committed, optioned or pending. In 2012, an IHOP franchisee opened the first IHOP restaurants in the Middle East demonstrating the interest in the IHOP brand outside of North America. In 2013, a new international franchisee opened the first IHOP restaurant in the Philippines. We continue to explore opportunities in new international markets. The existing franchisee base accounts for most of these future development obligations.

In addition, we may take steps to consolidate and rehabilitate existing markets if we believe that doing so is advisable in order to fully realize development potential. We consistently monitor individual franchisee health and compliance with franchise agreements and we may also take steps to exercise our contractual rights within the franchise agreement in the event of noncompliance.

In a challenging economic environment and a highly competitive family dining category, there can be no assurance that the strategies described above, when implemented, will achieve the intended results within the time frame anticipated.
Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results
Current Economic Conditions
The consumer continues to receive a mixture of positive and negative economic information. Gross Domestic Product ("GDP") grew at a modest pace for the full year of 2012, but preliminary estimates for the fourth quarter of 2012 showed a slight decline. The unemployment rate declined from December 2011 to December 2012, but the unemployment rate rose in January 2013. We believe uncertainty over the degree and duration of the economic recovery, the impact of the expiration of the 2% payroll tax cut that had been in place for the last two years and possible deficit reduction measures may continue to temper consumer discretionary spending. A decline or lack of growth in disposable income for discretionary spending could cause our customers to change purchasing behavior and choose lower-cost dining options or alternatives to dining out. These factors could have an adverse effect on our business, results of operations and financial condition.
Sales Trends

	Domestic System-wide Same-restaurant Sales
	Increase (Decrease)
	2010				2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Applebee’s
Quarter	(2.7)%	(1.6)%	3.3%	2.9%	3.9%	3.1%	(0.3)%	1.0%	1.2%	0.7%	2.0%	0.9%
YTD	(2.7)%	(2.2)%	(0.5)%	0.3%	3.9%	3.5%	2.3%	2.0%	1.2%	1.0%	1.3%	1.2%
IHOP
Quarter	(0.4)%	(1.0)%	0.1%	1.1%	(2.7)%	(2.9)%	(1.5)%	(1.0)%	(0.5)%	(1.4)%	(2.0)%	(2.6)%
YTD	(0.4)%	(0.7)%	(0.4)%	0.0%	(2.7)%	(2.8)%	(2.4)%	(2.0)%	(0.5)%	(0.9)%	(1.3)%	(1.6)%
Applebee’s domestic system-wide same-restaurant sales increased 1.2% for the year ended December 31, 2012. This marked the third consecutive year of same-restaurant sales growth, with increases in nine of the last ten consecutive quarters. The increase in same-restaurant sales during 2012 was driven by an increase in average guest check offset by a decline in guest traffic. The higher average guest check came from an increase in menu pricing and an increase from favorable product mix changes.

IHOP’s domestic system-wide same-restaurant sales decreased 1.6% for the year ended December 31, 2012. The decrease was primarily due to a decline in guest traffic, partially offset by a higher average guest check compared to fiscal 2011. The decline in IHOP's domestic system-wide same-restaurant sales in 2012 reflects, in part, that the initiatives we are undertaking to improve our sales performance were not fully implemented for all of 2012.  We expect that it will take several visitation and product promotion cycles for consumers to see, experience and taste the actions we have taken.

Capital Allocation Strategy

On February 26, 2013, our Board of Directors approved a capital allocation strategy that contemplates the return of a significant portion of our free cash flow to our stockholders. The Board of Directors approved the payment of a cash dividend of $0.75 per share of our common stock, payable at the close of business on March 29, 2013 to the stockholders of record as of the close of business on March 15, 2013. The Board of Directors also approved a stock repurchase authorization of up to $100 million of our common stock, replacing the previously announced $45 million authorization, pursuant to which $21.2 million of common stock was repurchased.

Debt Modification and Retirements

On February 4, 2013, we entered into an amendment to our Credit Agreement. The amendment lowers the interest rate floor on our term loan borrowings under the Credit Agreement by 0.50%, eliminates the interest rate floor on our revolving loans under the Credit Agreement, reduces the amount of required debt repayments from our excess cash flow and modifies the calculation of the permitted amount of restricted payments (see "Liquidity and Capital Resources of the Company - February 2013 Amendment"). We will recognize costs of approximately $1.2 million in our 2013 Consolidated Statements of Operations related to this debt modification.

During the year ended December 31, 2012, we repaid $210.5 million of outstanding borrowings under the Credit Agreement and we repurchased $5.0 million of our 9.5% Senior Notes. Including the write-off of the discount and deferred financing costs related to the debt retired and a $0.5 million premium paid on the Senior Notes, we recognized a loss on the retirement of debt of $5.6 million. Additionally, as the result of refranchising 154 Applebee’s company-operated restaurants, we were released from financing obligations of $111.5 million related to 66 of the properties refranchised.

Financial Statement Effect of Refranchising Company-Operated Restaurants

As noted under “2012 Highlights” above, we have reached our goal of transitioning Applebee's to a 99% franchised system. Compared to amounts that have been reported historically since the Applebee's acquisition, the amounts reported in future periods for company-operated restaurant revenues and expenses will be considerably smaller, while franchise royalty revenues and expenses should increase. Our segment profit margin percentage will increase but total segment profit will likely be smaller because royalties from franchised restaurants are a smaller percentage of restaurant revenues than the historic restaurant operating profit margin percentage of company-operated restaurants. However, changes in same-restaurant sales will create less of an impact on operating income now that the Applebee's system is 99% franchised.

Additionally, our interest expense will be lower because the after-tax proceeds from the sale of restaurant assets were used to retire debt. The completed refranchising of the Applebee’s company-operated restaurants also will result in a reduction of both general and administrative expenses and required capital investment in restaurant assets as compared to amounts reported prior to the completion of our refranchising strategy.

Significant Gains and Charges

There were several significant gains and charges that affect the comparisons of fiscal year 2012 results with the previous periods presented herein, as shown in the following table:

	Year ended December 31,
	2012	2011	2010
	(In millions)
Impairment and closure charges	$4.2	$29.9	$4.3
Loss on extinguishment of debt and temporary equity	5.6	11.2	107.0
Gain on disposition of assets	(102.6)	(43.3)	(13.6)

Each transaction is discussed in further detail as to the activity that occurred in each year under paragraphs captioned with these descriptions elsewhere in Item 7. Our long-lived tangible and intangible assets (including goodwill) must be assessed continually for indicators of impairment. Goodwill and intangible assets comprised 62% of our total assets as of December 31, 2012. While there have been no impairments of goodwill or intangible assets over the past three years, given the uncertainty as to future economic and other assumptions used in assessing impairments, it is possible that significant impairment charges may occur in future periods.

We incurred significant charges in connection with the refinancing of debt in October 2010. While we have retired more than$200 million in debt each year subsequent to that refinancing, the loss on debt extinguishment has been substantially smaller than the amount recorded in 2010. This decrease is because discount and deferred issuance costs associated with our refinanced debt that are written off on a pro rata basis as debt is retired are substantially less than those associated with our debt instruments that were extinguished in the 2010 refinancing. Therefore, while we may continue to dedicate a portion of excess cash flow towards early debt retirement, we do not anticipate recognizing significant losses on the extinguishment of debt unless we enter into another refinancing transaction that extinguishes all then-current debt.
Gains on disposition of assets relate primarily to the refranchising and sale of related restaurant assets of Applebee’s company-operated restaurants. Since we have achieved our goal of becoming 99% franchised, we do not anticipate significant gains or losses on the disposition of assets in the future.

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

	Year Ended December 31,
	2012	2011	2010
Applebee's Restaurant Data
Effective restaurants:(a)
Franchise	1,894	1,770	1,621
Company	123	240	380
Total	2,017	2,010	2,001
System-wide:(b)
Domestic sales percentage change(c)	1.7%	2.6%	(1.8)%
Domestic same-restaurant sales percentage change(d)	1.2%	2.0%	0.3%
Franchise:(e)
Domestic sales percentage change(c)(g)	8.1%	11.3%	(0.1)%
Domestic same-restaurant sales percentage change(d)	1.3%	2.0%	0.6%
Domestic average weekly unit sales (in thousands)	$46.6	$46.4	$45.8
Company:
Domestic sales percentage change(c)(g)	(47.4)%	(35.7)%	(8.4)%
Domestic same-restaurant sales percentage change(d)	0.6%	1.8%	(1.3)%
Domestic average weekly unit sales (in thousands)	$42.0	$41.0	$40.4

	Year Ended December 31,
	2012	2011	2010
IHOP Restaurant Data
Effective restaurants:(a)
Franchise	1,379	1,343	1,296
Company	15	11	11
Area license	165	163	164
Total	1,559	1,517	1,471
System-wide:(b)
Sales percentage change(c)	1.6%	1.9%	2.2%
Domestic same-restaurant sales percentage change(d)	(1.6)%	(2.0)%	0.0%
Franchise:(e)
Sales percentage change(c)	1.3%	1.7%	2.1%
Domestic same-restaurant sales percentage change(d)	(1.6)%	(2.0)%	(0.1)%
Average weekly unit sales (in thousands)	$34.0	$34.4	$35.1
Company:(f)	n/m	n/m	n/m
Area License:(e)
IHOP sales percentage change(c)	2.7%	2.9%	3.3%

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

(d)
"Domestic same-restaurant sales percentage change" reflects the percentage change in sales, in any given fiscal year compared to the prior fiscal year, for restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and restaurant closures, the restaurants open throughout both fiscal periods being compared will be different from period to period. Same-restaurant sales percentage change does not include data on IHOP restaurants located in Florida.

(e)	Applebee's domestic franchise restaurant sales, IHOP franchise restaurant sales and IHOP area license restaurant sales for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
Reported sales (unaudited)	2012	2011	2010
	(In millions)
Applebee's franchise restaurant sales	$4,234.9	$3,916.4	$3,519.4
IHOP franchise restaurant sales	$2,437.2	$2,405.3	$2,364.7
IHOP area license restaurant sales	$234.7	$228.6	$220.0

(f)
Sales percentage changes and domestic same-restaurant sales percentage change for IHOP company-operated restaurants are not meaningful (“n/m”) because there are few such restaurants, consisting of 10 restaurants in a single test market, along with a variable, small number of restaurants that are reacquired from franchisees from time-to-time and temporarily operated by the Company.

(g)
The sales percentage change for Applebee's franchise and company-operated restaurants is impacted by the refranchising of 154 company-operated restaurants in 2012, 132 company-operated restaurants during 2011 and 83 company-operated restaurants during 2010.

The following tables summarize Applebee's and IHOP restaurant development and franchising activity.

	Year Ended December 31,
	2012	2011	2010
Applebee's Restaurant Development Activity
Total restaurants, beginning of year	2,019	2,010	2,008
New openings:
Franchise	34	24	27
Total new openings	34	24	27
Closings:
Company	—	—	(7)
Franchise	(19)	(15)	(18)
Total closings	(19)	(15)	(25)
Total restaurants, end of year	2,034	2,019	2,010
Summary—end of year:
Franchise	2,011	1,842	1,701
Company	23	177	309
Total	2,034	2,019	2,010
Change over prior year	0.7%	0.4%	0.1%
Applebee's Franchise Restaurant Activity
New franchise openings:
Domestic franchise openings	20	15	14
International franchise openings	14	9	13
Refranchised	154	132	83
Total restaurants franchised	188	156	110
Closings:
Domestic franchise	(6)	(6)	(14)
International franchise	(13)	(9)	(4)
Total franchise closings	(19)	(15)	(18)
Net franchise restaurant additions	169	141	92

IHOP Restaurant Development Activity
Total restaurants, beginning of year	1,550	1,504	1,456
New openings:
Franchise	47	52	60
Area license	1	6	4
Total new openings	48	58	64
Closings:
Company	(1)	—	(2)
Franchise	(14)	(8)	(10)
Area license	(2)	(4)	(4)
Total closings	(17)	(12)	(16)
Total restaurants, end of year	1,581	1,550	1,504
Summary—end of year:
Franchise	1,404	1,369	1,329
Company	12	15	11
Area license	165	166	164
Total	1,581	1,550	1,504
Change over prior year	2.0%	3.1%	3.3%
IHOP Franchise Restaurant Activity
New franchise openings:
Domestic franchise openings	39	45	55
International franchise openings	8	7	5
Area license	1	6	4
Rehabilitated and refranchised	9	3	3
Total restaurants franchised	57	61	67
Closings:
Domestic franchise	(15)	(8)	(10)
International franchise	—	—	—
Area license	(2)	(4)	(4)
Total franchise closings	(17)	(12)	(14)
Reacquired by the Company	(7)	(7)	(3)
Net franchise restaurant additions	33	42	50

Comparison of the fiscal years ended December 31, 2012 and 2011
Overview
Our 2012 financial results compared to 2011 were significantly impacted by (i) the successful refranchising of 154 Applebee's company-operated restaurants during 2012 that resulted in increased gains on the disposition of the restaurants partially offset by lower segment profit; (ii) lower impairment and closure charges due to non-recurring costs related to the 2011 termination of the sublease of Applebee's Restaurant Support Center; and (iii) lower interest expense due to the ongoing early retirement of debt with both proceeds from the asset dispositions and excess cash flow. Highlights of comparisons between the two periods included:

•
Revenues decreased $225.3 million to $849.9 million in 2012 from $1.1 billion in 2011. The decline was primarily due to the net effect of refranchising 286 company-operated Applebee's restaurants in 2012 and 2011, and a 1.6% decrease in IHOP domestic system-wide same-restaurant sales, partially offset by a 2.7% increase in IHOP effective franchise restaurants and a 1.2% increase in Applebee's domestic system-wide same-restaurant sales.

•	Segment profit for 2012 decreased by $15.7 million, comprised as follows:

	Year ended December 31,		Favorable (Unfavorable) Variance
	2012	2011
	(In millions)
Franchise operations	$311.5	$293.5	$18.0
Company restaurant operations	41.8	72.6	(30.8)
Rental operations	25.7	27.8	(2.1)
Financing operations	12.9	13.7	(0.8)
Total segment profit	$391.9	$407.6	$(15.7)
The decrease in segment profit was primarily due to the net effect of refranchising 286 Applebee's company-operated restaurants in 2012 and 2011, the decrease in IHOP domestic system-wide same-restaurant sales and a write-off of deferred lease rental income associated with franchised restaurants whose lease agreements were prematurely terminated. These unfavorable factors were partially offset by the increase in IHOP effective franchise restaurants and the increase in Applebee's same-restaurant sales.

•
Impairment and closure charges were $25.7 million lower in 2012 primarily due to $27.5 million of charges related to the 2011 termination of the sublease for Applebee's former Restaurant Support Center in Lenexa, Kansas that did not recur.

•
Interest expense decreased $18.4 million due to the ongoing early retirement of debt with both proceeds from the asset dispositions and excess cash flow and the repricing of our bank debt in February 2011.

•	General and administrative ("G&A") expenses increased $7.4 million, primarily due to a $9.1 million charge for settling certain litigation that commenced prior to our 2007 acquisition of Applebee's.

Franchise Operations

	Year ended December 31,		Favorable (Unfavorable) Variance	% Change(1)
	2012	2011
Franchise revenues	(In millions)
Applebee's	$185.9	$169.2	$16.7	9.9%
IHOP	159.1	153.8	5.3	3.4%
IHOP advertising	76.4	75.5	0.9	1.3%
Total franchise revenues	421.4	398.5	22.9	5.8%
Franchise expenses
Applebee's	5.5	2.8	(2.7)	(95.1)%
IHOP	28.0	26.7	(1.3)	(4.8)%
IHOP advertising	76.4	75.5	(0.9)	(1.3)%
Total franchise expenses	109.9	105.0	(4.9)	(4.7)%
Franchise segment profit
Applebee's	180.4	166.4	14.0	8.4%
IHOP	131.1	127.1	4.0	3.2%
Total franchise segment profit	$311.5	$293.5	$18.0	6.1%
Segment profit as % of revenue(1)	73.9%	73.7%
____________________________________________________________

(1)	Percentages are calculated on actual amounts, not the rounded amounts presented above
The increase in Applebee’s franchise revenue was attributable to increased royalty revenue resulting from a 7.0% increase in the number of effective franchise restaurants, a 1.3% increase in domestic same-restaurant sales and an increase in fees associated with franchisee-to-franchisee sales of Applebee's franchises. Applebee's effective franchise restaurant count increased by 124 due to the refranchising of 154 Applebee’s company-operated restaurants during 2012 and a net increase of 15 restaurants due to franchise development. Approximately $11.8 million of the revenue increase was attributable to refranchised restaurants.

The increase in IHOP franchise revenue (other than advertising) was primarily attributable to a 2.7% increase in the number of effective franchise restaurants and an increase in both volume and pricing of pancake and waffle dry mix, partially offset by a decrease of 1.6% in IHOP domestic franchise same-restaurant sales. IHOP added a net total of 33 franchise and area license restaurants during 2012 due to development.
Applebee's franchise expenses increased primarily due to insurance costs associated with restaurants that were previously company-operated. Applebee's franchise expenses are relatively smaller than IHOP's due to advertising expenses. Franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, Applebee's national advertising fund constitutes an agency transaction and therefore is not recognized as franchise revenue and expense.
The higher franchise segment profit was due primarily to the increased revenue as the segment profit margin was essentially unchanged from the prior year.

Company Restaurant Operations

	Year ended December 31		Favorable (Unfavorable) Variance	% Change(1)
	2012	2011
	(In millions)
Company restaurant sales	$291.1	$531.0	$(239.9)	(45.2)%
Company restaurant expenses	249.3	458.4	209.1	45.6%
Company restaurant segment profit	$41.8	$72.6	$(30.8)	(42.3)%
Segment profit as % of revenue(1)	14.4%	13.7%
____________________________________________________________

(1)	Percentages are calculated on actual amounts, not the rounded amounts presented above

As of December 31, 2012, Company restaurant operations were comprised of 23 Applebee's company-operated restaurants and 12 IHOP company-operated restaurants. The impact of the IHOP restaurants on all comparisons of fiscal 2012 with the same period of 2011 was negligible.
Because of the refranchising of 154 company-operated restaurants during 2012 and 132 restaurants during 2011, company restaurant sales decreased $239.9 million. On an effective (weighted days operated) basis, Applebee's operated 123 restaurants during 2012 as compared with 240 restaurants during 2011. Applebee's company restaurant sales declined $244.0 million, primarily due to the refranchising as well as a 1.0% decrease in same-restaurant sales at the remaining 23 company-operated restaurants. Over the course of 2012, company same-restaurant sales increased 0.6% at all restaurants, including those operated prior to the completion of refranchising. This increase in same-restaurant sales was driven mainly by an increase in average guest check partially offset by a decline in guest traffic.
Because of the refranchising of company-operated restaurants, company restaurant expenses declined $209.1 million. Applebee's company restaurant expenses declined $213.7 million million . The overall operating margin for Applebee's company restaurant operations increased to 16.3% for 2012 from 14.5% for the same period of last year, as shown below:

			Favorable (Unfavorable)
	Year Ended			Components of Total Variance
Applebee's Company-Operated Expenses	December 31,		Total		Current
As Percentage of Restaurant Sales	2012	2011	Variance	Refranchised	Restaurants
Revenue	100.0%	100.0%
Food and beverage	26.1%	25.7%	(0.4)%	0.2%	(0.6)%
Labor	32.4%	32.7%	0.3%	0.7%	(0.4)%
Direct and occupancy	25.2%	27.1%	1.9%	1.2%	0.7%
Restaurant operating profit margin(1)	16.3%	14.5%	1.8%	2.1%	(0.3)%
_________________________________________
(1) Percentages may not add due to rounding.
The restaurants refranchised had a net favorable impact of 2.1% on restaurant operating profit margin, primarily because the markets refranchised had lower-than-average labor and occupancy costs. In terms of specific cost categories at currently operating company restaurants:

•	Food and beverage costs as a percentage of company restaurant sales increased 0.6%, primarily due to an increase in commodity costs.

•	Labor costs as a percentage of restaurant sales increased 0.4% due to higher group insurance and bonus costs.

•
Direct and occupancy costs as a percentage of company restaurant sales decreased 0.7% due to lower depreciation and general liability insurance costs, partially offset by incremental investment in local advertising, increased repair and maintenance costs and higher rents.

As noted previously under "Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results," the total revenues, segment profit and operating margin of Applebee's company-operated restaurants will be significantly lower in future periods.
Rental Operations

	Year ended December 31,		Favorable (Unfavorable) Variance	% Change(1)
	2012	2011
	(In millions)
Rental revenues	$122.9	$126.0	$(3.1)	(2.5)%
Rental expenses	97.2	98.2	1.0	1.0%
Rental operations segment profit	$25.7	$27.8	$(2.1)	(7.6)%
Segment profit as % of revenue(1)	20.9%	22.1%
____________________________________________________________

(1)	Percentages are calculated on actual amounts, not the rounded amounts presented above

Rental operations relate primarily to IHOP franchise restaurants that were developed under the Previous Business Model described under "Item 1. - Business - Restaurant Concepts - IHOP - Franchising." Rental revenue includes income from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.
Rental revenue declined due to the write-off of deferred lease rental revenue associated with franchise restaurants whose lease agreements were prematurely terminated, a decline in operating lease revenue from restaurants taken back from franchisees and temporarily operated by the Company or closed, and a normal, progressive decline in interest income as direct financing leases are repaid. Rental expenses declined due to the normal, progressive decline in interest expense as capital lease obligations are repaid.
Rental segment profit decreased by $2.1 million primarily due to the write-off of deferred lease rental revenue associated with franchise restaurants whose lease agreements were prematurely terminated.

Financing Operations

	Year ended December 31		Favorable (Unfavorable) Variance	% Change(1)
	2012	2011
	(In millions)
Financing revenues	$14.5	$19.7	$(5.2)	(26.5)%
Financing expenses	1.6	6.0	4.4	72.8%
Financing operations segment profit	$12.9	$13.7	$(0.8)	(6.4)%
Segment profit as % of revenue(1)	88.8%	69.7%
____________________________________________________________

(1)	Percentages are calculated on actual amounts, not the rounded amounts presented above

Financing operations relate relate primarily to IHOP franchise restaurants that were developed under the Previous Business Model described under "Item 1. - Business - Restaurant Concepts - IHOP - Franchising." Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment.

The variance in both revenue and expense is primarily related to a 2011 transaction in which 40 restaurants operated by a former franchisee that defaulted on its obligations under the franchise agreement were refranchised to an existing IHOP franchisee. Certain equipment related to the refranchised restaurants was sold to the new operator. Financing revenues and expenses for the year ended December 31, 2011 included $5.9 million of revenue and $6.0 million of costs related to equipment sales, of which $5.0 million and $5.2 million, respectively, related to that single equipment sale. Financing revenues and expenses for the year ended December 31, 2012 included $1.6 million related to several individually insignificant equipment and franchise sales. There was also a $1.0 million decrease in interest revenue due to the progressive decline in note balances due to repayments.

The decline in financing operations segment profit was primarily due to the decrease in interest revenue resulting from the progressive decline in note balances due to repayments.

Other Expense and Income Components

	Year ended December 31,		Favorable (Unfavorable) Variance	% Change(1)
	2012	2011
	(In millions)
General and administrative expenses	$163.2	$155.8	$(7.4)	(4.7)%
Interest expense	114.3	132.7	18.4	13.8%
Impairment and closure charges	4.2	29.9	25.7	85.9%
Amortization of intangible assets	12.3	12.3	—	—
Loss on extinguishment of debt	5.6	11.2	5.6	50.2%
Debt modification costs	—	4.0	4.0	n.m.
Gain on disposition of assets	(102.6)	(43.3)	59.3	(137.2)%
Income tax provision	67.2	29.8	(37.4)	(125.6)%
___________________________________________________________________

(1)	Percentages are calculated on actual amounts, not the rounded amounts presented above
n.m. - not meaningful

General and Administrative Expenses
General and administrative expenses increased $7.4 million, primarily due to a $9.1 million charge for settling certain litigation that commenced prior to our 2007 acquisition of Applebee's. The settlement agreement was approved by the court November 1, 2012. Stock-based compensation expense increased $5.7 million primarily due to the impact of a higher stock price on both liability-based and equity-based stock awards to employees and non-employee directors. Severance costs were $3.8 million higher, primarily related to our staff reduction initiative implemented in the third quarter of 2012; however, the severance costs were more than offset by lower salary and benefits as the result of the staff reductions, the refranchising of Applebee's company-operated restaurants and payroll credits related to the relocation of the Applebee's Restaurant Support Center in the fourth quarter of 2011. In total, employee compensation costs were essentially unchanged from 2011. Recruiting and relocation expenses were lower in 2012 primarily due to the hiring of more executive level positions in 2011 and the latter part of 2010 that impacted recruiting and relocation expenses in 2011.
Interest Expense
The $18.4 million decrease in interest expense is due to our reduction of debt balances and an amendment to our Credit Agreement that reduced the interest rate on term loan borrowings by 1.75% in February, 2010. During 2012, we repaid $210.5 million of Term Loans and $5.0 million of Senior Notes and our financing obligations were reduced by $114.4 million primarily as the result of refranchising Applebee's company-operated restaurants. Average interest-bearing debt (Term Loans, Senior Notes and financing obligations) outstanding during 2012 was approximately $260 million lower than the prior year.
Impairment and Closure Charges
Impairment and closure charges for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
	(In millions)
Long-lived tangible asset impairment	$1.9	$4.9
Lenexa lease termination	—	23.0
Other closure charges	2.3	2.0
Total impairment and closure charges	$4.2	$29.9
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
Impairment charges for the year ended December 31, 2012 primarily related to equipment at five IHOP franchise restaurants whose lease agreements were prematurely terminated and the restaurants subsequently refranchised. Closure charges primarily related to equipment at one franchise restaurant whose lease agreement was prematurely terminated and the restaurant closed, as well as adjustments to the reserve for previously closed surplus IHOP properties.

Impairment and closure charges for the year ended December 31, 2011 were primarily comprised of closure costs of $23.0 million related to termination of our sublease of the commercial space occupied by Applebee’s Restaurant Support Center in Lenexa, Kansas through October 31, 2011 and a $4.5 million impairment charge related to the furniture, fixtures and leasehold improvements at that facility. Other closure charges primarily related to adjustments to the reserve for previously closed surplus IHOP properties.

Amortization of Intangible Assets
Amortization of intangible assets relates to intangible assets arising from the November 2007 acquisition of Applebee's, primarily franchising rights. Absent any impairment, amortization will begin to decline in 2015 as intangible assets with shorter lives become fully amortized.

Loss on Extinguishment of Debt

Instrument Retired/Repaid(1)	Face Amount Retired/Repaid	Cash Paid	Loss(2)
	(In millions)
Term Loans	$210.5	$210.5	$4.9
Senior Notes	5.0	5.5	0.7
Loss on extinguishment of debt, 2012	$215.5	$216.0	$5.6

Term Loans	$161.5	$161.5	$3.2
Senior Notes	59.3	64.2	8.0
Loss on extinguishment of debt, 2011	$220.8	$225.7	$11.2

(1) For a description of the respective instruments, refer to Note 8 of the Notes to Consolidated Financial Statements.
(2)  Including write-off of the discount and deferred financing costs related to the debt retired.
During 2012 and 2011, our Senior Notes were selling at a premium to face value. For the years ended December 31, 2012 and 2011, we paid a total premium of $0.5 million and $4.9 million, respectively, to repurchase Senior Notes.
We may continue to dedicate a portion of excess cash flow towards opportunistic debt retirement.
Gain on Disposition of Assets
We recognized a gain on disposition of assets of $102.6 million in 2012, primarily related to the refranchising and sale of related restaurant assets of 154 Applebee's company-operated restaurants, comprised as follows: 17 restaurants in a six-state market area geographically centered around Memphis, Tennessee; 33 restaurants located primarily in Missouri and Indiana; 65 restaurants located in Michigan and 39 restaurants located in Virginia.
In 2011, we recognized a gain on disposition of assets of $43.3 million, primarily related to the refranchising and sale of related restaurant assets of 132 Applebee's company-operated restaurants, of which 66 were located in Massachusetts, New Hampshire, Maine, Rhode Island, Vermont and parts of New York state (collectively, the New England market area), 36 were located in the St. Louis market area and 30 were located in the Washington, D.C. market area.
Debt Modification Costs

In 2011, we incurred costs paid to third parties of $4.0 million in connection with an amendment to our Credit Agreement that were expensed in accordance with U.S. GAAP guidance for debt modifications. There were no such costs in 2012.
Income Tax Provision
We recorded a tax provision of $67.2 million in 2012 as compared to a tax provision of $29.8 million in 2011. The change was primarily due to the increase in our pretax book income. The 2012 effective tax rate of 34.5% applied to pretax book income was lower than the statutory Federal tax rate of 35% primarily related to a reduction in state deferred taxes as a result of the refranchising and sale of Applebee's company-operated restaurants and compensation-related tax credits.

Comparison of the fiscal years ended December 31, 2011 and 2010
Overview
Our 2011 financial results compared to 2010 were significantly impacted by (i) the successful refranchising of 215 Applebee's company-operated restaurants since October 2010; (ii) a loss on extinguishment of debt and temporary equity of $107.0 million primarily related to the write off of deferred financing costs, prepayment penalties and tender premiums associated with our 2010 debt refinancing that did not recur; (iii) lower interest expense due to our refinancing of long-term debt in October 2010, the ongoing early retirement of debt with excess cash flow and the repricing of our bank debt in February 2011; and (iv) impairment and closure charges related to termination of the sublease of Applebee's Restaurant Support Center in Lenexa, Kansas. Highlights of comparison between the two periods included:

•
Revenues decreased $258.4 million to $1.1 billion in 2011 from $1.3 billion in 2010. The decline was primarily due to the net effect of refranchising 132 company-operated Applebee's restaurants in 2011 and 83 in the fourth quarter of 2010, and a decrease in IHOP domestic system-wide same-restaurant sales of 2.0% , partially offset by a 3.6% increase in IHOP effective franchise units and a 2.0% increase in Applebee's domestic system-wide same-restaurant sales.

•	Segment profit for 2011 decreased by $22.2 million, comprised as follows:

	Year ended December 31,		Favorable (Unfavorable) Variance
	2011	2010
	(In millions)
Franchise operations	$293.5	$273.6	$19.9
Company restaurant operations	72.6	116.3	(43.7)
Rental operations	27.8	25.5	2.3
Financing operations	13.7	14.4	(0.7)
Total segment profit	$407.6	$429.8	$(22.2)
The decrease in segment profit was primarily due to the net effect of refranchising 215 Applebee's company-operated restaurants since October 2010, a decline in margins at Applebee's company-operated restaurants and a 2.0% decrease in IHOP domestic system-wide same-restaurant sales. These unfavorable factors were partially offset by $7.7 million of charges associated with an IHOP franchisee that defaulted in 2010, the increase in IHOP effective franchise units and the increase in Applebee's same-restaurant sales.

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

Franchise Operations

	Year ended December 31,		Favorable (Unfavorable) Variance	% Change(1)
	2011	2010
	(In millions)
Franchise revenues
Applebee's	$169.2	$153.5	$15.7	10.3%
IHOP	153.8	149.2	4.6	3.1%
IHOP advertising	75.5	74.4	1.1	1.4%
Total franchise revenues	398.5	377.1	21.4	5.7%
Franchise expenses
Applebee's	2.8	1.9	(0.9)	(53.5)%
IHOP	26.7	27.2	0.5	1.9%
IHOP advertising	75.5	74.4	(1.1)	(1.4)%
Total franchise expenses	105.0	103.5	(1.5)	(1.4)%
Franchise segment profit
Applebee's	166.4	151.6	14.8	9.7%
IHOP	127.1	122.0	5.1	4.2%
Total franchise segment profit	$293.5	$273.6	$19.9	7.3%
Segment profit as % of revenue(1)	73.7%	72.6%
____________________________________________________________

(1)	Percentages are calculated on actual amounts, not the rounded amounts presented above

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

The increase in IHOP franchise revenue (other than advertising) was primarily attributable to an increase of 3.6% in the number of effective franchise restaurants and an increase in both volume and pricing of pancake and waffle dry mix, partially offset by a decrease of 2.0% in IHOP domestic franchise same-restaurant sales.
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
Company Restaurant Operations

	Year ended December 31,		Favorable (Unfavorable) Variance	% Change(1)
	2011	2010
	(In millions)
Company restaurant sales	$531.0	$815.6	$(284.6)	(34.9)%
Company restaurant expenses	458.4	699.3	240.9	34.4%
Company restaurant segment profit	$72.6	$116.3	$(43.7)	(37.6)%
Segment profit as % of revenue(1)	13.7%	14.3%
____________________________________________________________

(1)	Percentages are calculated on actual amounts, not the rounded amounts presented above
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

			Favorable (Unfavorable)
	Year Ended			Components of Total Variance
Applebee's Company-Operated Expenses	December 31,		Total	Refranchising	Current
As Percentage of Restaurant Sales	2011	2010	Variance	and Closures	Restaurants
Revenue	100.0%	100.0%
Food and beverage	25.7%	25.5%	(0.2)%	0.0%	(0.2)%
Labor	32.7%	33.2%	0.5%	1.1%	(0.6)%
Direct and occupancy	27.1%	26.6%	(0.6)%	0.0%	(0.5)%
Restaurant operating profit margin(1)	14.5%	14.8%	(0.3)%	1.1%	(1.4)%
_________________________________________
(1) Percentages may not add due to rounding.
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

Rental Operations

	Year ended December 31,		Favorable (Unfavorable) Variance	% Change(1)
	2011	2010
	(In millions)
Rental revenues	$126.0	$124.5	$1.5	1.2%
Rental expenses	98.2	99.0	0.8	0.9%
Rental operations segment profit	$27.8	$25.5	$2.3	9.2%
Segment profit as % of revenue(1)	22.1%	20.5%
____________________________________________________________

(1)	Percentages are calculated on actual amounts, not the rounded amounts presented above

Rental operations relate primarily to IHOP restaurants. Rental revenue includes income from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants.
Rental segment profit increased by $2.3 million primarily due to charges related to a franchisee default in 2010 that did not recur in 2011. Segment profit in 2010 was adversely impacted by $5.7 million because of the write-off of deferred lease costs associated with 21 of the 40 franchise restaurants operated by a former franchise operator that defaulted on its obligations in the fourth quarter of 2010. This favorable effect on the comparison of 2011 with 2010 was partially offset by lower rent on refranchised properties and the unfavorable impact on sales-based rent of the 2.0% decline in IHOP's domestic franchise same-restaurant sales in 2011.

Financing Operations

	Year ended December 31,		Favorable (Unfavorable) Variance	% Change(1)
	2011	2010
	(In millions)
Financing revenues	$19.7	$16.4	$3.3	20.0%
Financing expenses	6.0	2.0	(4.0)	(203.4)%
Financing operations segment profit	$13.7	$14.4	$(0.7)	(4.9)%
Segment profit as % of revenue(1)	69.7%	88.0%
____________________________________________________________
(1) Percentages are calculated on actual amounts, not the rounded amounts presented above
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

Other Expense and Income Components

	Year ended December 31		Favorable (Unfavorable) Variance	% Change(1)
	2011	2010
	(In millions)
General and administrative expenses	$155.8	$160.3	$4.5	2.8%
Interest expense	132.7	171.5	38.8	22.6%
Impairment and closure charges	29.9	4.3	(25.6)	(597.0)%
Amortization of intangible assets	12.3	12.3	—	—
Loss on extinguishment of debt and temporary equity	11.2	107.0	95.8	89.6%
Gain on disposition of assets	(43.3)	(13.6)	29.7	(218.6)%
Debt modification costs	4.0	—	(4.0)	n.m.
Income tax provision (benefit)	29.8	(9.3)	(39.1)	420.8%
___________________________________________________________________

(1)	Percentages are calculated on actual amounts, not the rounded amounts presented above
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
Impairment and Closure Charges
Impairment and closure charges for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010
	(In millions)
Long-lived tangible asset impairment	$4.9	$1.5
Lenexa lease termination	23.0	—
Closure charges	2.0	2.8
Total impairment and closure charges	$29.9	$4.3
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

For the year ended December 31, 2010, we recognized impairment charges of $1.5 million and closure charges of $2.8 million. The impairment charges primarily related to properties associated with Applebee's company-operated restaurants in the Minnesota market expected to be sold and to a single Applebee's restaurant and the land on which it is situated. The closure charges related primarily to two company-operated IHOP Cafe restaurants, a non-traditional restaurant test format that was evaluated but will no longer be utilized, and to the closure of the only company-operated Applebee's restaurant in China.
Amortization of Intangible Assets
Amortization of intangible assets relates to intangible assets arising from the November 2007 acquisition of Applebee's, primarily franchising rights. In the absence of future impairment charges, amortization charges should remain consistent from year to year.

Loss/Gain on Extinguishment of Debt and Temporary Equity

Instrument	Face Amount Retired/Repaid	Cash Paid	Loss (Gain)(3)
	(In millions)
Term Loans(1)	$161.5	$161.5	$3.2
Senior Notes(1)	59.3	64.2	8.0
Total 2011 loss on extinguishment of debt	$220.8	$225.7	$11.2

Class A-2-II-X Notes(2)	$68.2	$61.8	$(4.6)
Term Loans(1)	56.0	56.0	1.4
October 2010 Refinancing and redemption of Series A Stock	—	—	110.2
Total 2010 loss on extinguishment of debt and Series A Preferred Stock	$124.2	$117.8	$107.0
__________________________________________________________________________

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
Debt Modification Costs

Pursuant to an amendment to our Credit Agreement, we incurred costs paid to third parties of $4.0 million in connection with this transaction that were expensed in accordance with U.S. GAAP guidance for debt modifications.
Income Tax Provision (Benefit)
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

Liquidity and Capital Resources of the Company
Credit Facilities
In October 2010, we entered into a credit agreement with a group of lenders and financial institutions (the "Credit Agreement") that established a senior secured credit facility (the "Credit Facility") consisting of a $900 million term facility (the "Term Facility") maturing in October 2017 and a $50 million senior secured revolving credit facility (the "Revolving Facility") maturing in October 2015. The Credit Agreement also provides for an uncommitted incremental facility that permits us, subject to certain conditions, to increase the Credit Facility by up to $250 million; provided that the aggregate amount of the commitments under the Revolving Facility may not exceed $150 million.
The original interest rates provided for in the Credit Agreement were as follows: Loans made under the Term Facility ("Term Loans") and the Revolving Facility ("Revolving Loans") bore interest, at our option, at an annual rate equal to (i) a LIBOR-based rate (which was subject to a floor of 1.50%) plus a margin of 4.50% or (ii) the base rate (the "Base Rate") (which was subject to a floor of 2.50%), which was equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the one-month LIBOR rate (which was subject to a floor of 1.50%) plus 1.00%, plus a margin of 3.50%. The margin for the Revolving Facility was subject to debt leverage-based step-downs.
February 2011 Amendment
In February 2011, we entered into Amendment No. 1 ("Amendment No. 1") to the Credit Agreement. Pursuant to Amendment No. 1, the interest rate margin applicable to LIBOR-based Term Loans was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for Term Loans were reduced from 1.50% to 1.25% for LIBOR-based loans and from 2.50% to 2.25% for Base Rate-denominated loans. Given the relative stability of LIBOR rates since February 2011 and the amended rate floors, Amendment No. 1 effectively lowered our interest rate on LIBOR-based Term Loans from 6.00% to 4.25%, the rate in effect for all of 2012. Taking into account fees and expenses associated with the Credit Agreement and Amendment No. 1 that are amortized as additional non-cash interest expense over a seven-year period, the weighted average effective interest rate for the Credit Facility as of December 31, 2012 was 7.8%.
Amendment No. 1 did not change the interest rates on Revolving Loans, but it did increase the available lender commitments under the Revolving Facility from $50 million to $75 million. The Revolving Facility is utilized, among other purposes, to collateralize certain letters of credit we are required to maintain. Such collateralization does not constitute a draw-down under the Revolving Facility but does reduce the amount that can be borrowed under the Revolving Facility. Unused amounts of the Revolving Facility bear interest at the rate of 75 basis points per annum.
Concurrent with Amendment No. 1, in February 2011, we borrowed $742 million under the Term Facility, retiring the same amount of then-outstanding borrowings under the Credit Agreement. Pursuant to Amendment No. 1, our mandatory repayment of 1% per year in effect as of December 31, 2012 was based on this balance of $742 million, as compared to the previous outstanding balance of $900 million borrowed under the Credit Agreement.
Amendment No. 1 also modified certain restrictive covenants of the Credit Agreement, including those relating to repurchases of other debt securities, permitted acquisitions and payments on equity.
Revolving Loans
During the year ended December 31, 2012, we borrowed and repaid a cumulative total of $50.0 million under the Revolving Facility. On a daily weighted average basis there was $3.1 million outstanding under the Revolving Facility during 2012. The annualized weighted average interest rate on borrowings under the Revolving Facility during 2012 was 6.55%. The highest balance outstanding under the Revolving Facility at any point during 2012 was $25.0 million and there were no amounts outstanding under the Revolving Facility as of December 31, 2012. Our available borrowing capacity under the Revolving Facility is reduced by outstanding letters of credit, which totaled $12.1 million at December 31, 2012.
Mandatory Repayments
Term Loans under the Credit Agreement were subject to the following prepayment requirements :

•
Mandatory prepayments equal to 0.25% of the aggregate principal amount of the Term Loan borrowing ($742.0 million borrowed concurrent with Amendment No. 1) must be made on a quarterly basis (1.0% for a fiscal year);

•	50% of excess cash flow (as defined in the Credit Agreement) ("Excess Cash Flow"), paid, at a minimum, on an annual basis; and

•	100% of asset sales and insurance proceeds (subject to certain exclusions).

Beginning with fiscal 2012, the percentage of Excess Cash Flow required to be applied as a prepayment was subject to two stepdowns: 25% of Excess Cash Flow if the consolidated leverage ratio (as defined in the Credit Agreement) is less than 4.5:1 but greater than or equal to 3:1 as of the end of the fiscal year; and 0% of Excess Cash Flow if the consolidated leverage ratio is less than 3:1 as of the end of the fiscal year.
We may voluntarily prepay loans under both the Term Facility and the Revolving Facility without premium or penalty.
Restricted Payments
The Credit Agreement contains covenants considered customary for similar types of facilities that limit certain permitted restricted payments, including those related to dividends and repurchases of our common stock. Such restricted payments are limited to a cumulative amount comprised of (i) a general restricted payments allowance of $35.0 million, plus (ii) 50% of Excess Cash Flow for each fiscal year in which the consolidated leverage ratio is greater than 5.5:1; (iii) 100% of Excess Cash Flow for each fiscal year if the consolidated leverage ratio is less than 5.5:1; and (iv) proceeds from the exercise of options to purchase our common stock, less any amounts paid as dividends or to repurchase our common stock.
February 2013 Amendment
On February 4, 2013, we entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement. Pursuant to Amendment No. 2, the interest rate margin for Term Loans was reduced from 2.00% to 1.75% for Base Rate-denominated loans and from 3.00% to 2.75% for LIBOR-based loans. The interest rate margin for Revolving Loans was reduced from 3.50% to 1.75% for Base Rate-denominated loans and from 4.50% to 2.75% for LIBOR-based loans. The interest rate floors used to determine the Base Rate and LIBOR reference rates for Term Loans were reduced from 2.25% to 2.00% for Base Rate-denominated Term Loans and from 1.25% to 1.00% for LIBOR-based Term Loans. The commitment fee for the unused portion of the revolving credit facility was reduced from 0.75% to 0.50% and, if the consolidated leverage ratio is reduced below 4.75:1, from 0.50% to 0.375%. Assuming LIBOR rates in effect as of December 31, 2012, we anticipate Amendment No. 2 will have the effect of lowering interest rates on our LIBOR-based Term Loans from 4.25% to 3.75%.
In addition, Amendment No. 2 establishes the following consolidated leverage ratio thresholds for Excess Cash Flow prepayments: 50% if the consolidated leverage ratio is 5.75:1 or greater; 25% if the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; and 0% if the consolidated leverage ratio is less than 5.25:1. Amendment No. 2 also revised the definition of “Permitted Amount” so that it is now measured on a quarterly basis for purposes of computing the permitted amount of restricted payments, which includes payment of dividends on and repurchases of our common stock. Finally, Amendment No.2 revised the definition of "Excess Cash Flow" to eliminate the deduction for any extraordinary receipts or disposition proceeds. All of these provisions will be retroactively applied to the calculation of Excess Cash Flow for fiscal 2012. All other material provisions, including maturity and covenants under the Credit Agreement, remain unchanged.
Concurrent with Amendment No. 2, on February 4, 2013, we borrowed $472.0 million under the Term Facility, retiring the same amount of then-outstanding borrowings under Amendment No. 1. Pursuant to Amendment No. 2, our mandatory repayment of 1% per year is now based on this balance of $472 million, as compared to the previous outstanding balance of $742 million borrowed concurrent with Amendment No. 1.
As a result of applying the revision of the definition of Excess Cash Flow retroactively as provided for in Amendment No. 2, there were no mandatory repayments of Term Loans required in 2012 and our permitted amount of restricted payments is approximately $85 million as of December 31, 2012.
Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our Revolving Facility will be adequate to meet our liquidity needs during 2013. We have not entered into hedging agreements to mitigate the effect of changes in variable interest rates charged on borrowings under the Credit Agreement.
9.5% Senior Notes due 2018
In October 2010, we issued $825.0 million aggregate principal amount of 9.5% Senior Notes due October 30, 2018 (the "Senior Notes") pursuant to an Indenture (the "Indenture") by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. The Senior Notes are unsecured senior obligations of the Company and are jointly and severally guaranteed on a senior unsecured basis by the Guarantors under the Credit Agreement. There are no mandatory repayments of the Senior Notes, although under certain conditions we may be required to repurchase Senior Notes with excess proceeds of assets sales or upon a change of control, as described in the Indenture under which the Senior Notes were issued. There were no such required repurchases during 2012.

Debt Covenants
Pursuant to the Credit Agreement, we are required to comply with a maximum consolidated leverage ratio and a minimum consolidated cash interest coverage ratio. The Company's current required maximum consolidated leverage ratio of total debt (net of unrestricted cash not to exceed $75 million) to adjusted EBITDA is 7.25:1. Our current required minimum ratio of adjusted EBITDA to consolidated cash interest is 1.5:1. Compliance with each of these ratios is required quarterly, on a trailing four-quarter basis. These ratio thresholds become more rigorous over time. The maximum consolidated leverage ratio, originally 7.5:1, will decline, in annual 25-basis-point decrements beginning with the first quarter of 2012, to 6.5:1 by the first quarter of 2015, then to 6.0:1 for the first quarter of 2016 until the Credit Agreement expires in October 2017. The minimum consolidated cash interest coverage ratio will increase to 1.75:1 commencing in the first quarter of 2013 and to 2.0:1 commencing in the first quarter of 2016 and remain at that level until the Credit agreement expires in October 2017.
For the trailing twelve months ended December 31, 2012, our consolidated leverage ratio was 4.6:1 and our consolidated cash interest coverage ratio was 2.5:1.
There are no financial maintenance covenants associated with the Senior Notes.
The Senior Notes, the Term Facility and the Revolving Facility are also subject to affirmative and negative covenants considered customary for similar types of facilities, including, but not limited to, covenants with respect to incremental indebtedness, liens, investments, affiliate transactions, and capital expenditures. These covenants are subject to a number of important limitations, qualifications and exceptions. Certain of these covenants will not be applicable to the Senior Notes during any time that the Senior Notes maintain investment grade ratings.
The EBITDA used in calculating these ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our income before income taxes, as determined in accordance with U.S. GAAP, and EBITDA used for covenant compliance purposes is as follows:
Trailing Twelve Months Ended December 31, 2012

(in thousands)
U.S. GAAP income before income taxes	$194,923
Interest charges	131,869
Loss on extinguishment of debt	5,554
Depreciation and amortization	39,538
Non-cash stock-based compensation	11,442
Impairment and closure charges	4,218
Other	15,304
Gain on disposition of assets	(102,597)
EBITDA	$300,251
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
Franchising of Applebee's Company-Operated Restaurants
In October 2012, we achieved our stated goal of transitioning Applebee's to a 99% franchised system, similar to IHOP's 99% franchised system. We believe a highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross and operating profit margins (as a percentage of revenue) and reduces the volatility of free cash flow performance, as compared to a model based on operating a significant number of company restaurants.
During 2012, we completed the refranchising and sale of related restaurant assets of 154 Applebee's company-operated restaurants. Proceeds from asset dispositions, including the 154 restaurants, totaled $168.9 million for the year ended December 31, 2012, the majority of which was used to retire debt, after payment of income taxes related to the transactions. With the completion of our strategy to refranchise and sell the related restaurant assets of Applebee's company-operated restaurants, we do not anticipate significant proceeds from asset dispositions in the foreseeable future.

Cash Flows
In summary, our cash flows were as follows:

	2012	2011	2010
	(In millions)
Net cash provided by operating activities	$52.9	$121.7	$179.3
Net cash provided by investing activities	165.4	101.7	53.5
Net cash used in financing activities	(214.5)	(265.0)	(212.8)
Net increase (decrease) in cash and cash equivalents	$3.8	$(41.6)	$20.0
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, operating earnings from our company-operated restaurants and profit from our rental operations and financing operations. Franchise revenues consist of royalties, IHOP advertising fees and sales of proprietary products for IHOP, each of which fluctuates with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee's restaurants by our franchisees and by fluctuations in same-restaurant sales. Operating earnings from company-operated restaurants are impacted by many factors which include but are not limited to changes in traffic patterns, pricing activities and changes in operating expenses. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental income is impacted by fluctuations in same-restaurant sales as some operating leases include a provision for contingent rent based on retail sales and a progressive decline in rental income as leases expire. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Financing operations revenue consists of interest income from the financing of franchise fees and equipment leases as well as periodic sales of equipment. Financing income is impacted by a progressive decline in interest revenue as the obligations financed are repaid. Financing expenses are primarily the cost of restaurant equipment.
Cash provided by operating activities totaled $52.9 million during the year ended December 31, 2012 compared to $121.7 million in the same period in 2011, a decrease of $68.8 million. The primary reasons for this unfavorable change were an increase of $67.2 million in income taxes paid in cash, and a $26.3 million decrease in segment profit, excluding depreciation and other non-cash changes, partially offset by a decrease of $25.1 million in cash interest payments. The increase in income taxes paid was primarily due to gains on the refranchising and sale of related restaurant assets of Applebee's company-operated restaurants, as well as a tax refund of $20 million received in 2011 that did not recur in 2012. Proceeds from asset sales are an investing cash inflow while all income taxes paid are an operating cash outflow. The lower segment profit was due, in large part, to the refranchising of 286 Applebee's company-operated restaurants over the past two years. Cash interest expense was lower due to the retirement of debt.
Investing Activities
Net cash provided by investing activities in 2012 was primarily attributable to $168.9 million of proceeds from dispositions of assets, primarily the refranchising of 154 Applebee's company-operated restaurants, and $12.3 million of principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $17.0 million of capital expenditures. Capital expenditures decreased from $26.3 million in 2011 due primarily to a decline in the number of company-operated restaurants. We expect capital expenditures to range between approximately $8 million and $10 million in fiscal 2013, also because of the decline in the number of company-operated restaurants.
The following table represents the principal receipts on various long-term receivables due from our franchisees as of December 31, 2012:

	Principal Receipts Due By Period
	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Equipment leases(1)	$6.8	$7.1	$7.7	$8.0	$8.5	$84.3	$122.4
Direct financing leases(2)	6.2	7.3	8.1	8.9	10.2	54.4	95.1
Franchise notes and other(3)	1.2	0.8	0.7	0.3	0.1	0.1	3.2
Total	$14.2	$15.2	$16.5	$17.2	$18.8	$138.8	$220.7
_______________________________

(1)	Equipment lease receivables extend through the year 2029.

(2)	Direct financing lease receivables extend through the year 2024.

(3)	Franchise note receivables extend through the year 2020.

Financing Activities
Financing activities used net cash of $214.5 million during 2012. Cash used in financing activities primarily consisted of $226.9 million in repayments of long-term debt, partially offset by a net financing cash inflow of $13.2 million from equity-based compensation transactions. Of the long-term debt repayments, $210.5 million related to Term Loans, $5.5 million related to Senior Notes (including $0.5 million of premiums) and $10.8 million was scheduled repayments of capital leases and financing obligations. During 2012, we borrowed and repaid $50.0 million under our Revolving Facility.
Free Cash Flow
We define "free cash flow" for a given period as cash provided by operating activities, plus receipts from notes, equipment contracts and other long-term receivables ("long-term receivables"), less dividends paid and capital expenditures. We believe this information is helpful to investors to determine our cash available for general corporate and strategic purposes, including the implementation of our capital allocation strategy.

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash flows provided by operating activities	$52.9	$121.7	$179.3
Principal receipts from notes, equipment contracts and other long-term receivables	12.3	13.1	19.4
Dividends paid	—	—	(26.1)
Additions to property and equipment	(17.0)	(26.3)	(18.7)
Free cash flow	$48.2	$108.5	$153.9

This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.

Free cash flow totaled $48.2 million during the year ended December 31, 2012 compared to $108.5 million in the same period in 2011, a decline of $60.3 million. This decline was due to the decrease in cash provided by operating activities discussed above, partially offset by a decrease in capital expenditures.

Dividends

We did not pay dividends on our common stock in 2012. As discussed in "Restricted Payments" above, payment of dividends is subject to limitations under our Credit Agreement. We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements, limitations under the Credit Agreement and other factors. On February 26, 2013, our Board of Directors approved payment of a cash dividend of $0.75 per share of the our common stock, payable at the close of business on March 29, 2013 to the stockholders of record as of the close of business on March 15, 2013.

Share Repurchases

As discussed in "Restricted Payments" above, repurchases of common stock are subject to limitations under our Credit Agreement. We evaluate repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements, limitations under the Credit Agreement and other factors.

In August 2011, our Board of Directors authorized the repurchase up to $45 million of DineEquity common stock. Repurchases are subject to prevailing market prices and may take place in open market transactions and in privately negotiated transactions, based on business, market, applicable legal requirements and other considerations. The program does not require the repurchase of a specific number of shares and may be terminated at any time. There were no repurchases of our common stock during 2012. As of December 31, 2012, we have repurchased 534,101 shares under this program at an average price of $39.64 per share.

On February 26, 2013, our Board of Directors approved a stock repurchase authorization of up to $100 million of our common stock, replacing the previously announced $45 million stock repurchase authorization. We may now repurchase up to an additional $78.8 million of our common stock under the revised authorization.

We do, from time to time, repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Such shares are purchased at the closing price of our common stock on the vesting date.

Off-Balance Sheet Arrangements
As of December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations and Commitments
The following are our significant contractual obligations and commitments as of December 31, 2012:

	Payments Due By Period
Contractual Obligations	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Debt(1)	$100.9	$201.9	$632.3	$821.0	$1,756.1
Operating leases	74.8	148.1	144.0	473.1	840.0
Capital leases(1)	24.8	49.7	46.5	96.6	217.6
Financing obligations(1)	5.5	12.7	11.7	104.2	134.1
Purchase commitments	111.9	25.6	—	—	137.5
Unrecognized income tax benefits(2)	3.3	—	—	3.4	6.7
Total minimum payments	321.2	438.0	834.5	1,498.3	3,092.0
Less interest	(112.7)	(222.9)	(211.4)	(140.8)	(687.8)
Total	$208.5	$215.1	$623.1	$1,357.5	$2,404.2

	Expiration By Period
Commitments	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Lease guarantees(3)	$19.8	$41.0	$38.9	$348.8	$448.5
Letters of credit(4)	12.1	—	—	—	12.1
Food purchases(5)	9.6	—	—	—	9.6
Total	41.5	41.0	38.9	348.8	470.2
(1) Includes interest calculated on balances as of December 31, 2012 using interest rates in effect as of December 31, 2012.
(2) While up to $3.3 million is expected to be paid within one year, there is no contractual obligation to do so. For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when a cash settlement with a taxing authority will occur.
(3) This amount represents the maximum potential liability for future payment guarantees under leases that have been assigned to third-party buyers of Applebee's company-operated restaurants and expire at the end of the respective lease terms, which range from 2013 through 2048. See Note 13 of Notes to Consolidated Financial Statements.
(4) Primarily to satisfy insurance-related collateral requirements. These letters of credit expire annually, but are typically renewed in the same amount each year unless collateral requirements change.
(5) In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased on their behalf for the purpose of supplying limited time promotions.

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
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:
Goodwill and Intangibles
Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets resulting from the acquisition are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received. Identifiable intangible assets are comprised primarily of trademarks, tradenames and franchise agreements. Identifiable intangible assets with finite lives (franchise agreements, recipes, menus and favorable leaseholds) are amortized over the period of estimated benefit using the straight-line method and estimated useful lives. Goodwill and intangible assets considered to have an indefinite life (primarily tradename and liquor licenses) are not subject to amortization. The determination of indefinite life is subject to reassessment if changes in facts and circumstances indicate the period of benefit has become finite.
Goodwill has been allocated to three reporting units, the Applebee's company-operated restaurants unit ("Applebee's company unit"), the Applebee's franchised restaurants unit ("Applebee's franchise unit") and the IHOP franchised restaurants unit ("IHOP franchise unit"), in accordance with U.S. GAAP. The significant majority of our goodwill resulted from the November 29, 2007 acquisition of Applebee's and was allocated between the two Applebee's units. The goodwill allocated to the Applebee's company unit was fully impaired in 2008.
We have elected to bypass the option allowed under U.S. GAAP to perform a qualitative assessment of goodwill and other indefinite life intangible assets for impairment. We perform a quantitative test for impairment on an annual basis. The impairment test of goodwill of the Applebee's franchise unit and the tradename of the Applebee's company and franchise units is performed as of October 31 of each year. The impairment test of the goodwill of the IHOP franchise unit is performed as of December 31 of each year. In addition to the annual test of impairment, goodwill and indefinite life intangible assets are evaluated more frequently if we believe indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments or a significant decline in the market price of our common stock.
In the process of our annual impairment review of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt. The first step of the quantitative impairment test compares the fair value of each of our reporting units to their carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the first step does indicate an impairment, a second step must take place. Under the second step, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted. The fair value of all reporting units is then compared to the current market value of our common stock to determine if the fair values estimated in the impairment testing process are reasonable in light of the current market value.
In the process of our annual impairment review of the tradename, the most significant indefinite life intangible asset, we primarily use the relief of royalty method under income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.
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
Revenue Recognition
We record revenue in four categories: franchise operations, company restaurant operations, rental operations and financing operations.
The franchise operations revenue consists primarily of royalty revenues, sales of proprietary IHOP products, IHOP advertising fees and the portion of the franchise fees allocated to our intellectual property. Company restaurant sales are retail sales at company-operated restaurants. Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Financing operations revenue consists of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants and a portion of franchise fees for restaurants taken back from franchisees not allocated to IHOP intellectual property.
Revenues from franchised and area licensed restaurants include royalties, continuing rent and service fees and initial franchise fees. Royalties are recognized in the period in which the sales are reported to have occurred. Continuing rent and fees are recognized in the period earned. Initial franchise fees are recognized upon the opening of a restaurant, which is when we have performed substantially all initial services required by the franchise agreement. Fees from development agreements are deferred and recorded into income as restaurants under the development agreement are opened.
Sales by company-operated restaurants are recognized when food and beverage items are sold. Company restaurant sales are reported net of sales taxes collected from guests that are remitted to the appropriate taxing authorities.
We record a liability in the period in which a gift card is sold. As gift cards are redeemed, this liability is reduced, with revenue recognized on redemptions at company-operated restaurants. We recognize gift card breakage income on gift cards issued by Applebee's when the assessment of the likelihood of redemption of the gift card becomes remote. This assessment is based upon Applebee's historical experience with gift card redemptions. We currently do not record breakage income on gift cards issued by IHOP due to the limited historical experience with IHOP gift card redemptions because the IHOP gift card program has not been in existence as long as the Applebee's program.
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

There is potential for variability in the rent holiday period, which begins on the possession date and ends on the restaurant open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in restaurant openings will result in greater preopening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).
For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rent paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume ("contingent rent"). Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above.
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
Income Taxes
We provide for income taxes based on our estimate of federal and state income tax liabilities. We make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense. Tax laws are complex and subject to different interpretations by the taxpayers and respective governmental authorities. We review our tax positions quarterly and adjust the balances as new information becomes available.

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
U.S. GAAP addressing the accounting for uncertainty in income taxes requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statement when it is more likely than not (i.e. a likelihood of more than 50 percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Recently Adopted Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). ASU 2011-04 also provides for certain changes in current GAAP disclosure requirements. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update did not change the items that must be reported in other comprehensive income. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other - Testing Goodwill for Impairment ("ASU 2011-08"). The amendments in ASU No. 2011-08 are intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We adopted ASU 2011-08 as of January 1, 2012, but did not elect to utilize the option of qualitative assessment of goodwill impairment. The adoption of ASU 2011-08 did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Testing Indefinite Lived Intangibles for Impairment (“ASU 2012-02”). ASU 2012-02 allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test on indefinite-lived intangibles. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. The guidance is effective for impairment tests for our fiscal 2013, however, earlier adoption is allowed. As the guidance does not change the underlying principle that the carrying amount of an indefinite-lived intangible asset should not exceed its fair value, the adoption of ASU 2012-02 is not anticipated to have a material impact on our consolidated financial statements.

We reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our financial statements as a result of future adoption.

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
Interest Rate Risk
Our interest expense and income is sensitive to fluctuations in the London Inter-Bank Offered Rate ("LIBOR") and the general level of United States interest rates. Changes in LIBOR can affect the interest expense on our Senior Secured Credit Facility while changes in the United States Treasury-based interest rates affect the interest earned on our cash and cash equivalents, restricted cash and investments. Our future investment income and interest expense may differ from expectations due to changes in interest rates.
At December 31, 2012, we had $472.0 million of variable rate debt (the Term Loan under our Credit Agreement). If the interest rate on the Term Loan were to increase by 1% per annum, annual interest expense would increase by approximately $4.7 million based on the outstanding Term Loan balance at December 31, 2012. A decrease in interest rates from December 31, 2012 rates would have no impact on interest expense as the current interest rate is at the floor rate as defined in the Credit Agreement.
Investments in instruments earning a fixed rate of interest carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments. As of December 31, 2012, our long-term investments are comprised primarily of certificates of deposits, mutual funds invested in auction rate securities and one auction rate security; these investments are included in restricted assets related to the captive insurance subsidiary. We have classified these investments as available-for-sale. Due to the short time period between reset dates of the interest rates, there are no unrealized gains or losses associated with the interest rate related to the auction rate securities. The one auction rate security has a contractual maturity of December 2030. Based on our cash and cash equivalents, restricted cash and long-term restricted investment holdings as of 2012, a 1% increase in interest rates would increase our annual interest income by approximately $0.2 million. A 1% decline in interest rates would decrease our annual interest income by less than

$0.2 million as the majority of our cash and cash equivalents, restricted cash and long-term investment holdings are currently yielding less than 1%.
Commodity Prices
Many of the food products purchased by us and our franchisees and area licensees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme increases in commodity prices and/or long-term changes could affect our franchisees, area licensees and company-operated restaurants adversely. The risk with respect to company-operated restaurants has lessened now that both of our brands are 99% franchised. We expect that, in most cases, the IHOP and Applebee's systems would be able to pass increased commodity prices through to our consumers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases, margins would be negatively impacted by increased commodity prices. We believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to our financial condition, results of operations or cash flows.
In February 2009, the Company and owners of Applebee's and IHOP franchise restaurants formed CSCS to manage procurement activities for the Applebee's and IHOP restaurants choosing to join the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2012, 100% of Applebee's franchise restaurants and 99% of IHOP franchise restaurants are members of CSCS. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the IHOP Applebee's and IHOP systems as a whole. None of these food product guarantees is a derivative instrument. At December 31, 2012, our outstanding guarantees for food product purchases were $9.6 million.

Item 8.    Financial Statements and Supplementary Data.

DineEquity, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$64,537	$60,691
Receivables, net	128,610	115,667
Prepaid income taxes	16,080	13,922
Prepaid gift cards	50,242	45,412
Deferred income taxes	21,772	20,579
Assets held for sale	—	9,363
Other current assets	13,214	11,313
Total current assets	294,455	276,947
Long-term receivables	212,269	226,526
Property and equipment, net	294,375	474,154
Goodwill	697,470	697,470
Other intangible assets, net	806,093	822,361
Other assets, net	110,738	116,836
Total assets	$2,415,400	$2,614,294
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$7,420	$7,420
Accounts payable	30,751	29,013
Accrued employee compensation and benefits	22,435	26,191
Gift card liability	161,689	146,955
Accrued interest payable	13,236	12,537
Current maturities of capital lease and financing obligations	10,878	13,480
Other accrued expenses	21,351	22,048
Total current liabilities	267,760	257,644
Long-term debt, less current maturities	1,202,063	1,411,448
Financing obligations, less current maturities	52,049	162,658
Capital lease obligations, less current maturities	124,375	134,407
Deferred income taxes	362,171	383,810
Other liabilities	98,177	109,107
Total liabilities	2,106,595	2,459,074
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, Series B, at accreted value; shares: 10,000,000 authorized; 2012 - none issued or outstanding; 2011 - 35,000 issued, 34,900 outstanding	—	44,508
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2012 - 25,362,946 issued, 19,197,899 outstanding; 2011 - 24,658,985 issued, 18,060,206 outstanding	254	247
Additional paid-in-capital	264,342	205,663
Retained earnings	322,045	196,869
Accumulated other comprehensive loss	(152)	(294)
Treasury stock, at cost; shares: 2012 - 6,165,047; 2011 - 6,598,779	(277,684)	(291,773)
Total stockholders' equity	308,805	155,220
Total liabilities and stockholders' equity	$2,415,400	$2,614,294
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Segment Revenues:
Franchise revenues	$421,459	$398,539	$377,137
Company restaurant sales	291,121	530,984	815,572
Rental revenues	122,859	125,960	124,508
Financing revenues	14,489	19,715	16,424
Total segment revenues	849,928	1,075,198	1,333,641
Segment Expenses:
Franchise expenses	109,900	105,006	103,505
Company restaurant expenses	249,296	458,443	699,336
Rental expenses	97,165	98,147	99,030
Financing expenses	1,623	5,973	1,969
Total segment expenses	457,984	667,569	903,840
Gross segment profit	391,944	407,629	429,801
General and administrative expenses	163,215	155,822	160,330
Interest expense	114,338	132,707	171,537
Impairment and closure charges	4,218	29,865	4,285
Amortization of intangible assets	12,293	12,300	12,300
Loss on extinguishment of debt and temporary equity	5,554	11,159	107,003
Debt modification costs	—	4,031	—
Gain on disposition of assets	(102,597)	(43,253)	(13,574)
Income (loss) before income taxes	194,923	104,998	(12,080)
Income tax (provision) benefit	(67,249)	(29,806)	9,292
Net income (loss)	127,674	75,192	(2,788)
Other comprehensive income (loss), net of tax:
Adjustment to unrealized loss on available-for-sale investments	140	—	—
Foreign currency translation adjustment	2	(12)	—
Interest rate swap	—	—	20,529
Total other comprehensive income (loss)	142	(12)	20,529
Total comprehensive income	$127,816	$75,180	$17,741
Net income (loss) available to common stockholders:
Net income (loss)	$127,674	$75,192	$(2,788)
Less: Series A preferred stock dividends	—	—	(25,927)
Less: Accretion of Series B preferred stock	(2,498)	(2,573)	(2,432)
Less: Net (income) loss allocated to unvested participating restricted stock	(2,718)	(1,886)	1,173
Net income (loss) available to common stockholders	$122,458	$70,733	$(29,974)
Net income (loss) available to common stockholders per share:
Basic	$6.81	$3.96	$(1.74)
Diluted	$6.63	$3.89	$(1.74)
Weighted average shares outstanding:
Basic	17,992	17,846	17,240
Diluted	18,877	18,185	17,240
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands, except share amounts)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Series B Amount	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance, December 31, 2009	35,000	$39,623	17,564,449	$238	$171,207	$155,397	$(20,811)	6,215,566	$(275,750)	$69,904
Net loss	—	—	—	—	—	(2,788)	—	—	—	(2,788)
Other comprehensive income	—	—	—	—	—	—	20,529	—	—	20,529
Repurchase of restricted shares	—	—	(50,543)	—	(1,884)	—	—	—	—	(1,884)
Net issuance of shares pursuant to stock plans	—	—	653,519	5	7,963	—	—	—	—	7,968
Reissuance of treasury stock	—	—	15,658	—	(849)	—	—	(15,658)	849	—
Stock-based compensation	—	—	—	—	13,085	—	—	—	—	13,085
Tax benefit from stock-based compensation	—	—	—	—	2,692	—	—	—	—	2,692
Dividends—Series A preferred stock	—	—	—	—	—	(25,927)	—	—	—	(25,927)
Accretion of Series B preferred stock	—	2,432	—	—	—	(2,432)	—	—	—	—
Balance, December 31, 2010	35,000	42,055	18,183,083	243	192,214	124,250	(282)	6,199,908	(274,901)	83,579
Net income	—	—	—	—	—	75,192	—	—	—	75,192
Other comprehensive loss	—	—	—	—	—	—	(12)	—	—	(12)
Repurchase of restricted shares	—	—	(91,798)	—	(5,080)	—	—	—	—	(5,080)
Purchase of DineEquity common stock	—	—	(534,101)	—	—	—	—	534,101	(21,170)	(21,170)
Net issuance of shares pursuant to stock plans	—	—	366,055	4	2,423	—	—	—	—	2,427
Reissuance of treasury stock	—	—	135,230	—	—	—	—	(135,230)	4,298	4,298
Stock-based compensation	—	—	—	—	9,492	—	—	—	—	9,492
Tax benefit from stock-based compensation	—	—	—	—	6,494	—	—	—	—	6,494
Conversion of Series B preferred stock	(100)	(120)	1,737	—	120	—	—	—	—	—
Accretion of Series B preferred stock	—	2,573	—	—	—	(2,573)	—	—	—	—
Balance, December 31, 2011	34,900	44,508	18,060,206	247	205,663	196,869	(294)	6,598,779	(291,773)	155,220
Net income	—	—	—	—	—	127,674	—	—	—	127,674
Other comprehensive income	—	—	—	—	—	—	142	—	—	142
Repurchase of restricted shares	—	—	(34,829)	—	(1,740)	—	—	—	—	(1,740)
Net issuance of shares pursuant to stock plans	—	—	59,622	—	1,800	—	—	—	—	1,800
Reissuance of treasury stock	—	—	433,732	—	(6,636)	—	—	(433,732)	14,089	7,453
Stock-based compensation	—	—	—	—	11,442	—	—	—	—	11,442
Tax benefit from stock-based compensation	—	—	—	—	6,814	—	—	—	—	6,814
Conversion of Series B preferred stock	(34,900)	(47,006)	679,168	7	46,999	—	—	—	—	—
Accretion of Series B preferred stock	—	2,498	—	—	—	(2,498)	—	—	—	—
Balance, December 31, 2012	—	$—	19,197,899	$254	$264,342	$322,045	$(152)	6,165,047	$(277,684)	$308,805
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$127,674	$75,192	$(2,788)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	39,538	50,220	61,427
Non-cash interest expense	5,985	6,160	34,379
Loss on extinguishment of debt and temporary equity	5,554	11,159	107,003
Impairment and closure charges	3,931	8,448	3,482
Deferred income taxes	(22,832)	11,835	(15,484)
Non-cash stock-based compensation expense	11,442	9,492	13,085
Tax benefit from stock-based compensation	6,814	6,494	2,692
Excess tax benefit from stock options exercised	(5,669)	(5,443)	(4,775)
Gain on disposition of assets	(102,597)	(43,253)	(13,574)
Other	(8,991)	(1,765)	5,431
Changes in operating assets and liabilities:
Receivables	(11,629)	(16,722)	3,736
Current income tax receivables and payables	1,272	20,479	(27,703)
Other current assets	(9,119)	(5,354)	(9,411)
Accounts payable	1,778	(3,533)	27
Accrued employee compensation and benefits	(3,756)	(6,656)	(5,000)
Gift card liability	14,735	21,983	19,507
Other accrued expenses	(1,251)	(17,050)	7,248
Cash flows provided by operating activities	52,879	121,686	179,282
Cash flows from investing activities
Additions to property and equipment	(16,952)	(26,332)	(18,677)
Proceeds from sale of property and equipment and assets held for sale	168,881	115,642	51,642
Principal receipts from notes, equipment contracts and other long-term receivables	12,250	13,122	19,452
Other	1,238	(753)	1,087
Cash flows provided by investing activities	165,417	101,679	53,504
Cash flows from financing activities
Borrowings under revolving credit facilities	50,000	40,000	—
Repayments under revolving credit facilities	(50,000)	(40,000)	—
Proceeds from issuance of long-term debt	—	—	1,725,000
Repayment of long-term debt (including tender premiums)	(216,037)	(225,681)	(1,777,946)
Redemption of Series A Preferred Stock	—	—	(190,000)
Payment of debt issuance costs	—	(12,295)	(57,602)
Dividends paid (including Series A redemption premiums)	—	—	(26,117)
Purchase of DineEquity common stock	—	(21,170)	—
Principal payments on capital lease and financing obligations	(10,849)	(13,391)	(16,118)
Repurchase of restricted stock	(1,740)	(5,080)	(1,884)
Proceeds from stock options exercised	9,254	6,725	7,968
Excess tax benefit from stock options exercised	5,669	5,443	4,775
Change in restricted cash	(747)	466	119,133
Cash flows used in financing activities	(214,450)	(264,983)	(212,791)
Net change in cash and cash equivalents	3,846	(41,618)	19,995
Cash and cash equivalents at beginning of year	60,691	102,309	82,314
Cash and cash equivalents at end of year	$64,537	$60,691	$102,309
Supplemental disclosures
Interest paid	$123,926	$148,982	$141,139
Income taxes paid	$91,354	$24,139	$33,389
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. The Company
The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company's predecessor began developing and franchising additional restaurants. The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. In November 2007, the Company completed the acquisition of Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. ("DineEquity"). The Company owns, franchises and operates two restaurant concepts: Applebee's Neighborhood Grill and Bar® ("Applebee's"), in the bar and grill segment of the casual dining category of the restaurant industry, and International House of Pancakes® ("IHOP®"), in the family dining category of the restaurant industry.
As of December 31, 2012, there were a total of 1,581 IHOP restaurants, of which 1,404 were subject to franchise agreements, 165 were subject to area license agreements and 12 were company-operated restaurants. IHOP restaurants were located in all 50 states of the United States, the District of Columbia, two United States territories and five countries outside of the United States. As of December 31, 2012, there were a total of 2,034 Applebee's restaurants, of which 2,011 were subject to franchise agreements and 23 were company-operated restaurants. Applebee's restaurants were located in 49 states, one United States territory and 15 countries outside of the United States.
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
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. For convenience, the Company refers to all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The 2012, 2011 and 2010 fiscal years presented herein ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively, and each contained 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP") requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, and the valuation of goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Concentration of Credit Risk
The Company's cash, cash equivalents, accounts receivable and investments are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are placed with financial institutions that management believes are creditworthy. The Company does not believe that it is exposed to any significant credit risk on cash and cash equivalents. At times, cash and cash equivalent balances may be in excess of FDIC insurance limits.
Accounts receivable are derived from revenues earned from franchisees and area licensees located primarily in the United States. Financing receivables arise from the financing of restaurant equipment, leases or franchise fees by IHOP franchisees. The Company is subject to a concentration of credit risk with respect to receivables from franchisees that own a large number of Applebee's or IHOP restaurants. As of December 31, 2012, there are 15 franchisees that own 59 or more restaurants each (12 Applebee's franchisees and three IHOP franchisees). These franchisees operated 1,556 Applebee's and IHOP restaurants in the

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

United States, which comprised 45% of the total Applebee's and IHOP restaurants in the United States. Receivables from these franchisees totaled $48.8 million at December 31, 2012.
The Company maintains an allowance for credit losses based upon historical experience while taking into account current economic conditions.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost which approximates market value.
Restricted Assets
Restricted Cash
The Company receives funds from Applebee's franchisees pursuant to franchise agreements, usage of which is restricted to advertising activities. Restricted cash balances as of December 31, 2012 and 2011 totaled $1.9 million and $1.2 million, respectively. These balances were included as other current assets in the consolidated balance sheet.
Other Restricted Assets
At December 31, 2012 and 2011, restricted assets related to a captive insurance subsidiary totaled $2.0 million and $3.6 million, respectively, and were included in other assets in the consolidated balance sheets. The captive insurance subsidiary, which has not underwritten coverage since January 2006, was formed to provide insurance coverage to Applebee's and its franchisees. These restricted assets were primarily investments, use of which is restricted to the payment of insurance claims for incidents that occurred during the period the insurance coverage had been provided.
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
Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets in accordance with U.S. GAAP. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. The Company considers factors such as the number of years the restaurant has been in operation, sales trends, cash flow trends, remaining lease life and other factors which apply on a case-by-case basis. The analysis is performed at the individual restaurant level for indicators of permanent impairment.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Recoverability of a restaurant's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, this may be an indicator of impairment. If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value as determined in accordance with U.S. GAAP governing fair value measurements. The primary method of estimating fair value is by discounting the future cash flows based on the Company's cost of capital. A loss resulting from impairment is recognized as a charge against operations.
The Company may decide to close certain company-operated restaurants. Typically such decisions are based on operating performance or strategic considerations. In these instances, the Company reserves, or writes off, the full carrying value of these restaurants as impaired.
On a regular (at a minimum, semi-annual) basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. See Note 15, Impairment and Closure Charges.
Goodwill and Intangible Assets
Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets resulting from the acquisition are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received. Identifiable intangible assets are comprised primarily of trademarks, tradenames and franchise agreements. Identifiable intangible assets with finite lives (franchise agreements, recipes, menus and favorable leaseholds) are amortized over the period of estimated benefit using the straight-line method and estimated useful lives. Goodwill and intangible assets considered to have an indefinite life (primarily tradename and liquor licenses) are not subject to amortization. The determination of indefinite life is subject to reassessment if changes in facts and circumstances indicate the period of benefit has become finite.
Goodwill has been allocated to three reporting units, the Applebee's company-operated restaurants unit ("Applebee's company unit"), the Applebee's franchised restaurants unit ("Applebee's franchise unit") and the IHOP franchised restaurants unit ("IHOP franchise unit"), in accordance with U.S. GAAP. The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and was allocated between the two Applebee's units. The goodwill allocated to the Applebee's company unit was fully impaired in 2008.
The Company has elected to bypass the option allowed under U.S. GAAP to perform a qualitative assessment of goodwill and other indefinite life intangible assets for impairment. The Company performs a quantitative test for impairment on an annual basis. The impairment test of goodwill of the Applebee's franchise unit and the tradename of the Applebee's company and franchise units is performed as of October 31 of each year. The impairment test of the goodwill of the IHOP franchise unit is performed as of December 31 of each year. In addition to the annual test of impairment, goodwill and indefinite life intangible assets are evaluated more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments or a significant decline in the market price of the Company's common stock.
In the process of the Company's annual impairment review of goodwill, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt. The first step of the quantitative impairment test compares the fair value of each of our reporting units to their carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the first step does indicate impairment, a second step must take place. Under the second step, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted. The fair value of all reporting units is then compared to the current market value of the Company's common stock to determine if the fair values estimated in the impairment testing process are reasonable in light of the current market value.

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
There were no impairments of goodwill or intangible assets recorded in 2012, 2011 or 2010.
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
Revenues from franchised and area licensed restaurants include royalties, continuing rent and service fees and initial franchise fees. Royalties are recognized in the period in which the sales are reported to have occurred. Continuing rent and fees are recognized in the period earned. Initial franchise fees are recognized upon the opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise agreement. Fees from development agreements are deferred and recorded into income as restaurants under the development agreement are opened.
Sales by company-operated restaurants are recognized when food and beverage items are sold. Company restaurant sales are reported net of sales taxes collected from guests that are remitted to the appropriate taxing authorities.
The Company records a liability in the period in which a gift card is sold. As gift cards are redeemed, this liability is reduced, with revenue recognized on redemptions at company-operated restaurants. The Company recognizes gift card breakage income on gift cards issued by Applebee's when the assessment of the likelihood of redemption of the gift card becomes remote. This assessment is based upon Applebee's historical experience with gift card redemptions. The Company currently does not record breakage income on gift cards issued by IHOP due to the limited historical experience with IHOP gift card redemptions because the IHOP gift card program has not been in existence as long as the Applebee's program. The Company recorded gift card breakage revenue of $1.3 million, $2.1 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Leases
The Company leases more than half of all IHOP restaurants. The restaurants are subleased to IHOP franchisees or, in a few instances, are operated by the Company. The Company's IHOP leases generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options at the Company's option. In addition, the Company leases a majority of its Applebee's company-operated restaurants. Franchisees are responsible for financing their properties. The Applebee's company-operated leases generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income. Rental expense and rental income for these operating leases are recognized on the straight-line basis over the original terms of the leases. The difference between straight-line rent expense or income and actual amounts paid or received represents deferred rent and is included in the consolidated balance sheets as other assets or other liabilities, as appropriate.

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
Advertising
Franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue as the fees are earned and become receivables from the franchisee in accordance with U.S. GAAP governing the accounting for franchise fee revenue. In accordance with U.S. GAAP governing advertising costs, related advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Franchise fees designated for Applebee's national advertising fund and local advertising cooperatives constitute agency transactions and are not recognized as revenues and expenses. In both cases, the advertising fees are recorded as a liability against which specific costs are charged. Advertising fees included in IHOP franchise revenue and expense for the years ended December 31, 2012, 2011 and 2010 were $76.4 million, $75.5 million and $74.4 million, respectively.
Advertising expense reflected in the consolidated statements of operations includes local marketing advertising costs incurred by company-operated restaurants, contributions to the national advertising fund made by Applebee's and IHOP company-operated restaurants and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising are expensed either as incurred or the first time the advertising takes place. Advertising expense included in company restaurant operations for the years ended December 31, 2012, 2011 and 2010 was $13.1 million, $23.3 million and $32.2 million, respectively. In addition, advertising expenses may be incurred by franchisees through the national advertising funds and local marketing and advertising cooperatives.
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

Stock-Based Compensation

Members of the Board of Directors and certain employees are eligible to receive stock options, restricted stock, restricted stock units and performance units pursuant to the DineEquity, Inc. 2011 Stock Incentive Plan. The Company accounts for all stock-based payments to employees and non-employee directors, including grants of stock options, restricted stock and restricted stock units to be recognized in the financial statements, based on their respective grant date fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company reports the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow.
The grant date fair value of restricted stock and stock-settled restricted stock units is determined based on the Company's stock price on the grant date. The Company estimates the grant date fair value of stock option awards using the Black-Scholes option pricing model, which considers, among other factors, a risk-free interest rate, the expected life of the award and the historical volatility of the Company's stock price. The amount of certain cash-settled awards is determined based on factors, including the Company's stock price, that are ultimately determined at the date of payment. These awards are classified as liabilities and compensation expense related to cash-settled awards is adjusted to fair value at each balance sheet date.
Net Income (Loss) Per Share
Earnings per share is calculated using the two-step method prescribed in U.S. GAAP. Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss)

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

available to common stockholders for the period by the weighted average number of common shares and potential shares of common stock outstanding during the period if their effect is dilutive. The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share calculation. Potentially dilutive common shares include the assumed exercise of stock options, assumed vesting of restricted stock and assumed conversion of Series B Preferred Stock using the if-converted method.
Other Comprehensive Income (Loss)
For the years ended December 31, 2012 and 2011, the income tax benefit or provision allocated to items of other comprehensive income was not significant. The amount of income tax benefit allocated to an interest rate swap was $9.5 million for the year ended December 31, 2010.
Treasury Stock
The Company may from time to time utilize treasury stock when vested stock options are exercised, when restricted stock awards are granted and restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined on the first-in, first-out method.
Business Segments
The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company's reporting segments are as follows: franchise operations, company restaurant operations, rental operations and financing operations. Within the franchise and company restaurant segments, the Company operates two different restaurant concepts, Applebee's and IHOP. Applebee's has no material rental or financing operations.
Franchise Segment
As of December 31, 2012, the franchise operations segment consisted of 2,011 restaurants operated by Applebee's franchisees in the United States, one United States territory and 15 countries outside of the United States and 1,569 restaurants operated by IHOP franchisees and area licensees in the United States, two United States territories and five countries outside of the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products (primarily IHOP pancake and waffle dry-mixes) and the portion of the franchise fees allocated to IHOP and Applebee's intellectual property. Additionally, franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, Applebee's national advertising fund activity constitutes agency transactions and therefore is not recognized as franchise revenue and expense.
Franchise operations expenses include IHOP advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.
Company Segment
As of December 31, 2012, the company restaurant operations segment consisted of 23 Applebee's company-operated restaurants, 10 IHOP company-operated restaurants and two restaurants reacquired from franchisees and operated by IHOP on a temporary basis until refranchised. All company-operated restaurants are located in the United States.
Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Rental Segment
Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense on capital leases on franchisee-operated restaurants. The rental operations revenue and expenses are primarily generated by IHOP. Applebee's has an insignificant amount of rental activity related to properties that are retained after refranchising company-operated restaurants. Rental activity occurs until such time as the properties can be disposed of by sale.
Financing Segment
Financing operations revenue primarily consists of interest income from the financing of IHOP franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants and a portion of franchise fees for restaurants taken back from franchisees not allocated to IHOP intellectual property. Financing expenses are the cost of restaurant equipment.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Reclassifications

Amounts previously reported as inventories at December 31, 2011 have been restated to conform to current classifications. Food and beverage inventories at company restaurants are now included in "other current assets" and inventories of unactivated gift cards are now included in "prepaid gift cards."

	As Originally Reported	As Currently Reported
	(In thousands)
Inventories	$12,031	$—
Prepaid gift cards	$36,643	$45,412
Other current assets	$8,051	$11,313

 Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). ASU 2011-04 also provides for certain changes in current GAAP disclosure requirements. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update did not change the items that must be reported in other comprehensive income. The adoption of ASU 2011-05 did not have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other - Testing Goodwill for Impairment ("ASU 2011-08"). The amendments in ASU No. 2011-08 are intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company adopted ASU 2011-08 as of January 1, 2012, but did not elect to utilize the option of qualitative assessment of goodwill impairment. The adoption of ASU 2011-08 did not have a material impact on the Company's consolidated financial statements.

 New Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Testing Indefinite Lived Intangibles for Impairment (“ASU 2012-02”). ASU 2012-02 allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test on indefinite-lived intangibles. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. The guidance is effective for impairment tests for the Company's fiscal 2013, however, earlier adoption is allowed. As the guidance does not change the underlying principle that the carrying amount of an indefinite-lived intangible asset should not exceed its fair value, the adoption of ASU 2012-02 is not anticipated to have a material impact on the Company's consolidated financial statements.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements as a result of future adoption.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3. Receivables

	2012	2011
	(In millions)
Accounts receivable	$67.4	$57.3
Gift card receivables	44.6	37.7
Credit card receivables	0.4	3.3
Notes receivable	2.2	1.8
Financing receivables:
Equipment leases receivable	122.4	131.5
Direct financing leases receivable	95.1	100.0
Franchise fee notes receivable	2.7	4.3
Other	8.8	9.9
	343.6	345.8
Less: allowance for doubtful accounts	(2.7)	(3.6)
	340.9	342.2
Less: current portion	(128.6)	(115.7)
Long-term receivables	$212.3	$226.5
Accounts receivable primarily includes receivables due from franchisees and distributors. Gift card receivables consist primarily of amounts due from third-party vendors. Credit card receivables consist primarily of amounts due from credit card companies used by the Company to process customer transactions. Interest is not charged on gift card and credit card receivables.
Financing receivables primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant then franchised the restaurant to a franchisee. IHOP provided the financing for the franchise fee, leasing of the equipment and leasing or subleasing the site. Equipment lease contracts are due in equal weekly installments, primarily bear interest averaging 9.84% and 9.92% per annum at December 31, 2012 and 2011, respectively, and are collateralized by the equipment. The term of an equipment lease contract coincides with the term of the corresponding restaurant building lease. The IHOP franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 6.8% and 7.4% per annum at December 31, 2012 and 2011, respectively, and are collateralized by the franchise. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.
The primary indicator of the credit quality of financing receivables is delinquency. As of December 31, 2012, approximately $0.4 million of financing receivables were delinquent more than 90 days.
The following table summarizes the activity in the allowance for doubtful accounts:

Allowance for Doubtful Accounts	(In millions)
Balance at December 31, 2009	$3.4
Provision	3.4
Charge-offs	(0.8)
Recoveries	0.2
Balance at December 31, 2010	6.2
Provision	0.4
Charge-offs	(3.1)
Recoveries	0.1
Balance at December 31, 2011	3.6
Provision	0.5
Charge-offs	(1.9)
Recoveries	0.5
Balance at December 31, 2012	$2.7

As of December 31, 2012, approximately $0.5 million of the allowance for doubtful accounts related to financing receivables.

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
At December 31, 2011, assets held for sale consisted of assets of 17 Applebee's company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee, one parcel of land on which a refranchised Applebee's restaurant is situated and three parcels of land previously intended for future restaurant development.
The following table summarizes the changes in the balance of assets held for sale during fiscal 2012:

(In millions)
Balance December 31, 2011	$9.4
Assets transferred to held for sale	54.1
Assets sold	(60.0)
Assets transferred out of held for sale	(3.1)
Other	(0.4)
Balance December 31, 2012	$—
During the twelve months ended December 31, 2012, the Company entered into three agreements for the refranchising and sale of related restaurant assets of 137 Applebee's company-operated restaurants located in the following market areas: 39 restaurants in Virginia, 33 restaurants primarily in Missouri and Indiana and 65 restaurants in Michigan. Accordingly, $54.1 million, representing the net book value of the assets related to these restaurants, was transferred to assets held for sale.
Assets sold totaling $60.0 million consisted of the 17 Applebee's company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee, the 137 Applebee's company-operated restaurants transferred into assets held for sale during 2012 and two parcels of land previously intended for future restaurant development. Additionally, the one parcel of land on which a refranchised Applebee's restaurant is situated and one parcel of land previously intended for future restaurant development were transferred out of assets held for sale as the Company no longer intends to sell those assets.
5. Property and Equipment
Property and equipment by category is as follows:

	2012	2011
	(In millions)
Land	$65.4	$111.6
Buildings and improvements	60.1	58.8
Leaseholds and improvements	279.8	409.8
Equipment and fixtures	74.9	100.4
Construction in progress	4.7	4.2
Properties under capital lease	60.8	61.4
Property and equipment, gross	545.7	746.2
Less accumulated depreciation and amortization	(251.3)	(272.0)
Property and equipment, net	$294.4	$474.2
The Company recorded depreciation expense on property and equipment of $27.9 million, $37.7 million and $48.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease in the amount of $32.5 million and $29.7 million at December 31, 2012 and 2011, respectively.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6. Goodwill
The significant majority of the Company's goodwill and other intangible assets arose from the November 29, 2007 acquisition of Applebee's. As of December 31, 2012 and 2011, the balance of goodwill was $697.5 million, of which $686.7 million has been allocated to the Applebee's franchise reporting unit and $10.8 million to the IHOP franchise reporting unit.
In accordance with U.S. GAAP, goodwill must be evaluated for impairment, at a minimum, on an annual basis, and more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of the Company's common stock. In the process of the Company's annual impairment review, the Company primarily uses the income approach method of valuation that utilizes a discounted cash flow model to estimate the fair value of its reporting units. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures, and changes in working capital, along with an appropriate discount rate.
During the fiscal years ended 2012 and 2011, the Company made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions underlying the discounted cash flow model, and determined an interim test of goodwill was not warranted. Accordingly, the Company performed a quantitative test of goodwill impairment in the fourth quarter of 2012 and 2011. In the first step of each year's impairment test, the estimated fair value of both the IHOP and Applebee's franchising units exceeded their respective carrying values and the Company concluded there was no impairment of goodwill.

7. Other Intangible Assets
As of December 31, 2012 and 2011, intangible assets were as follows:

	Not Subject to Amortization			Subject to Amortization
	Tradename	Liquor Licenses	Other	Franchising Rights	Recipes and Menus	Leaseholds	Total
	(In millions)
Balance, December 31, 2009	$652.4	$2.9	$0.2	$179.5	$11.2	$3.4	$849.6
Amortization expense	—	—	—	(10.0)	(2.3)	(1.0)	(13.3)
Impairment	—	(0.3)	—	—	—	—	(0.3)
Refranchising	—	—	—	(0.2)	—	(1.2)	(1.4)
Other	—	—	0.1	—	—	1.2	1.3
Balance, December 31, 2010	652.4	2.6	0.3	169.3	8.9	2.4	835.9
Amortization expense	—	—	—	(10.0)	(2.3)	(0.6)	(12.9)
Refranchising	—	(1.1)	—	—	—	0.3	(0.8)
Other	—	—	0.2	—	—	—	0.2
Balance, December 31, 2011	652.4	1.5	0.5	159.3	6.6	2.1	822.4
Amortization expense	—	—	—	(10.0)	(2.3)	(0.2)	(12.5)
Refranchising	—	(1.5)	(0.1)	(0.3)	—	(1.9)	(3.8)
Balance, December 31, 2012	$652.4	$—	$0.4	$149.0	$4.3	$—	$806.1
Annual amortization expense for the next five fiscal years is estimated to be approximately $10.9 million per year. The weighted average life of the intangible assets subject to amortization is 19.0 and 18.8 years at December 31, 2012 and 2011, respectively.
Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2012 and 2011 are as follows:

	December 31, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$200.0	$(51.0)	$149.0	$200.4	$(41.1)	$159.3
Recipes and menus	15.7	(11.4)	4.3	15.7	(9.1)	6.6
Leaseholds/other	0.3	(0.3)	—	4.7	(2.6)	2.1
Total	$216.0	$(62.7)	$153.3	$220.8	$(52.8)	$168.0

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt
Long-term debt consists of the following components:

	2012	2011
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 4.25% as of December 31, 2012 and 2011	$472.0	$682.5
Senior Notes due October 2018, at a fixed rate of 9.5%	760.8	765.8
Discount	(23.3)	(29.4)
Total debt	1,209.5	1,418.9
Less current maturities	(7.4)	(7.4)
Long-term debt	$1,202.1	$1,411.4
Senior Secured Credit Facility
On October 8, 2010, the Company entered into a Credit Agreement, by and among the Company, a group of lenders and other financial institutions party thereto (the "Credit Agreement"). The Credit Agreement established a senior secured credit facility (the "Credit Facility") consisting of a $900.0 million senior secured term loan facility maturing in October 2017 (the "Term Facility") and a $50.0 million senior secured revolving credit facility maturing in October 2015 (the "Revolving Facility"). The Revolving Facility originally provided for borrowings up to $50.0 million, with sub-limits for the issuance of letters of credit and for swing-line borrowings, and may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures, dividends and investments. The Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the Credit Facility by up to $250.0 million, provided that the aggregate amount of the commitments under the Revolving Facility may not exceed $150.0 million. See "Amendment to Credit Agreement".
Interest Rate
Loans made under the Term Facility (“Term Loans”) and the Revolving Facility ("Revolving Loans") bear interest, at the Company's option, at an annual rate equal to (i) a LIBOR-based rate (originally subject to a floor of 1.50%) plus a margin (originally 4.50%) or (ii) the base rate (the "Base Rate") (originally subject to a floor of 2.50%) which will be equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the one month LIBOR rate (originally subject to a floor of 1.50%) plus 1.00%, plus a margin of 3.50%. The margin for the Revolving Facility is subject to debt leverage-based step-downs. Both the Term Facility and the Revolving Facility are subject to upfront fees of 1.00% of the principal amount thereof. See "Amendment to Credit Agreement".
Amendment to Credit Agreement
On February 25, 2011, the Company entered into Amendment No. 1 (''Amendment No. 1'') to the Credit Agreement. Pursuant to Amendment No. 1, the interest rate margin applicable to LIBOR-based Term Loans was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for Term Loans was reduced from 1.50% to 1.25% for LIBOR-based Term Loans and from 2.50% to 2.25% for Base Rate-denominated Term Loans. In addition, Amendment No. 1 increased the lender commitments under the Revolving Facility from $50.0 million to $75.0 million. Amendment No. 1 also modified certain restrictive covenants of the Credit Agreement, including those relating to repurchases of other debt securities, permitted acquisitions and payments on equity. See Note 23, Subsequent Events.

The Company paid $12.3 million in fees and costs related to Amendment No. 1, of which $7.4 million in fees paid to lenders was recorded as additional discount on debt and $0.8 million of costs related to the increase in the Revolving Facility was recorded as deferred financing costs. Fees paid to third parties of $4.0 million were recorded as “Debt modification costs” in the Consolidated Statement of Operations for the year ended December 31, 2011.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

Borrowings Under Senior Secured Credit Facility
Concurrent with Amendment No. 1, on February 25, 2011, the Company borrowed $742.0 million under the Term Facility (the "New Term Loan"), retiring the amount then outstanding of the original $900.0 million borrowed under the Credit Agreement. There was $472.0 million of the New Term Loan outstanding at December 31, 2012.
During 2012, the Company borrowed a total of $50.0 million under the Revolving Facility, all of which was repaid. As of December 31, 2012, there were no amounts outstanding under the Revolving Facility; however, available borrowing capacity under the Revolving Facility is reduced by $12.1 million of letters of credit outstanding as of December 31, 2012 pursuant to sub-limits of the Credit Agreement.
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
Mandatory Prepayment
Term Loans under the Credit Agreement are subject to the following prepayment requirements:

•	Mandatory prepayments equal to 0.25% of the aggregate principal amount of the New Term Loan must be made on a quarterly basis (1.0% for a fiscal year);

•	50% of excess cash flow (as defined in the Credit Agreement), paid, at a minimum, on an annual basis; and

•	100% of asset sales and insurance proceeds (subject to certain exclusions).
Beginning with fiscal 2012, the percentage of excess cash flow required to be applied as a prepayment is subject to two stepdowns: 25% of excess cash flow if the consolidated leverage ratio (as defined in the Credit Agreement) is less than 4.5:1 but greater than or equal to 3:1 as of the end of the fiscal year; and 0% of excess cash flow if the consolidated leverage ratio is less than 3:1 as of the end of the fiscal year. See Note 23, Subsequent Events.
The Credit Agreement permits the Company to purchase loans under the Term Facility pursuant to customary Dutch auction provisions and subject to customary conditions and limitations.
Covenants/Restrictions
The Credit Agreement requires the Company to comply with certain financial covenants, including a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case, commencing with the fiscal quarter ending March 31, 2011. The Credit Agreement also includes certain negative covenants customary for transactions of this type, that restrict the ability of the Company and the Company's existing and future restricted subsidiaries to, among other things, modify material agreements and/or incur additional debt, incur liens, make certain investments and acquisitions, make fundamental changes, transfer and sell assets, pay dividends and make distributions, modify the nature of the Company's business, enter into agreements with shareholders and affiliates, enter into burdensome agreements, change the Company's fiscal year, make capital expenditures and prepay certain indebtedness, subject to certain customary exceptions, including carve-outs and baskets. See Note 23, Subsequent Events.
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
Effective Interest Rate
Taking into account fees and expenses associated with the Credit Agreement and Amendment No. 1 that will be amortized as additional non-cash interest expense over a seven-year period, the weighted average effective interest rate for the Credit Facility as of December 31, 2012 was 7.8%.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

9.5% Senior Notes due 2018
On October 19, 2010, the Company issued $825.0 million aggregate principal amount of its 9.5% Senior Notes due October 30, 2018 (the "Notes") pursuant to an Indenture (the "Indenture"), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Notes are unsecured senior obligations of the Company and are jointly and severally guaranteed on a senior unsecured basis by the Guarantors under the Credit Agreement.
Interest/Effective Interest
The Notes bear interest at the rate of 9.5% per annum. Interest on the Notes is payable on April 30 and October 30 of each year, beginning on April 30, 2011. Taking into account fees and expenses associated with the Notes that will be amortized as additional non-cash interest expense over an eight-year period, the weighted average effective interest rate for the Notes as of December 31, 2012 was 10.9%.
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
Registration Rights Agreement for 9.5% Senior Notes due 2018
On October 19, 2010, in connection with the issuance of the Notes, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement"), by and among the Company, the Guarantors and Barclays Capital Inc. and Goldman, Sachs & Co., as representatives of the initial purchasers of the Notes.
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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

270 days after October 19, 2010. The Company complied with this requirement by filing a Registration Statement on Form S-4 that was declared effective by the SEC on June 14, 2011.
Deferred Financing Costs
In connection with the Credit Agreement and the issuance of the Notes, the Company recorded approximately $28.2 million of deferred financing costs. In connection with the increase to the Revolving Credit Facility the Company recorded an additional $0.8 million of deferred financing costs. These deferred financing costs are being amortized using the effective interest method over the estimated life of the related debt. Amortization of the deferred financing costs associated with the Credit Agreement and the issuance of the Notes included in interest expense for the years ended December 31, 2012, 2011 and 2010 was $2.6 million, $2.7 million and $0.6 million, respectively and an additional $2.3 million, $3.1 million and $0.8 million, respectively, of deferred issuance costs was written off in connection with debt retirement and is reflected in the loss on extinguishment of debt in the consolidated statement of operations.
As of December 31, 2012 and 2011, $16.8 million and $21.7 million, respectively, of deferred financing costs was reported as Other Assets in the consolidated balance sheets.
Discount on Debt
The Company recorded a discount on debt from the October 2010 Refinancing of $29.6 million. In connection with Amendment No. 1, the Company recorded an additional discount of $7.4 million. The discount on debt reflects the difference between the proceeds received from the issuance of the debt and the face amount to be repaid over the life of the debt. The discount will be amortized as additional interest expense over the weighted average estimated life of the debt under the effective interest method. For the years ended December 31, 2012, 2011, and 2010, $3.4 million, $3.4 million and $0.6 million, respectively, of the discount was amortized as additional interest expense under the effective interest method and an additional $2.7 million, $3.1 million and $0.5 million, respectively, was written off in connection with debt retirement and is reflected in the loss on extinguishment of debt in the consolidated statement of operations.
Maturities of Long-term Debt
At December 31, 2012, the aggregate principal amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

(In millions)
2013	$7.4
2014	7.4
2015	7.4
2016	7.4
2017	442.4
Thereafter	760.8
$1,232.8

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
The Company has an ongoing obligation related to the Properties until such time as the lease related to each of the Properties is assigned to a qualified franchisee in a transaction meeting certain parameters set forth in the Master Lease. Due to this continuing involvement, the transaction was recorded under the financing method in accordance with U.S. GAAP. Accordingly, the value of the land and leasehold improvements will remain on the Company's books and the leasehold improvements will continue to be depreciated over their remaining useful lives. The net proceeds received have been recorded as a financing obligation. A portion of the lease payments is recorded as a decrease to the financing obligation and a portion is recognized as interest expense. In the event the lease obligation of any individual property or group of properties is assumed by a qualified franchisee the Company's continuing involvement will cease. At that time, that portion of the transaction related to that property or group of properties is

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9. Financing Obligations (Continued)

expected to be recorded as a sale in accordance with U.S. GAAP and the net book value of those properties will be removed from the Company's books, along with a ratable portion of the remaining financing obligation.
As of December 31, 2012, the Company's continuing involvement with 146 of the 181 Properties ended by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the transactions related to these properties have been recorded as a sale with property and equipment and financing obligations each reduced by approximately $261.3 million.
As of December 31, 2012, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2013	$5.5
2014	6.1
2015(1)	6.6
2016	6.1
2017	5.6
Thereafter	104.2
Total minimum lease payments	134.1
Less interest	(82.0)
Total financing obligations	52.1
Less current portion(2)	(0.1)
Long-term financing obligations	$52.0
___________________________________

(1)	Due to the varying closing date of the Company's fiscal year, 13 monthly payments will be made in fiscal 2015.

(2)	Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.

10. Leases
The Company leases the majority of all IHOP franchise restaurants. The restaurants are subleased to IHOP franchisees or in a few instances operated by the Company. These noncancelable leases and subleases consist primarily of land, buildings and improvements.
The following is the Company's net investment in direct financing lease receivables:

	December 31,
	2012	2011
	(In millions)
Total minimum rents receivable	$163.4	$180.0
Less unearned income	(68.3)	(80.0)
Net investment in direct financing lease receivables	95.1	100.0
Less current portion	(6.2)	(5.4)
Long-term direct financing lease receivables	$88.9	$94.6
Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2012, 2011 and 2010 was $12.5 million, $13.1 million and $14.4 million, respectively.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Leases (Continued)

The following is the Company's net investment in equipment leases receivable:

	December 31,
	2012	2011
	(In millions)
Total minimum leases receivable	$209.3	$234.2
Less unearned income	(86.9)	(102.7)
Net investment in equipment leases receivables	122.4	131.5
Less current portion	(6.8)	(6.5)
Long-term equipment leases receivable	$115.6	$125.0

The following are minimum future lease payments on noncancelable leases as lessee at December 31, 2012:

	Capital Leases	Operating Leases
	(In millions)
2013	$24.8	$74.8
2014	24.9	74.4
2015	24.8	73.7
2016	23.9	72.5
2017	22.5	71.5
Thereafter	96.7	473.1
Total minimum lease payments	217.6	$840.0
Less interest	(82.4)
Capital lease obligations	135.2
Less current portion(1)	(10.8)
Long-term capital lease obligations	$124.4

(1)	Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.
The asset cost and carrying amount on company-owned property leased at December 31, 2012 was $90.1 million and $67.8 million, respectively. The asset cost and carrying amount on company-owned property leased at December 31, 2011, was $89.8 million and $69.5 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.
The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2012:

	Direct Financing Leases	Operating Leases
	(In millions)
2013	$18.2	$95.8
2014	18.2	95.6
2015	18.0	96.1
2016	17.8	95.7
2017	17.9	95.5
Thereafter	73.3	741.4
Total minimum rents receivable	$163.4	$1,220.1
The Company has noncancelable leases, expiring at various dates through 2032, which require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2012, 2011 and 2010 was $2.7 million, $2.8 million and $3.4 million, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2012, 2011 and 2010 was $78.0 million, $81.8 million and $87.2 million, respectively.

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
The fair values of non-current financial instruments, determined based on Level 2 inputs, are shown in the following table:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, less current maturities	$1,202.1	$1,334.2	$1,411.4	$1,486.2

13. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2012, the outstanding purchase commitments were $137.5 million, the majority of which related to advertising.
Lease Guarantees and Contingencies
In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. As of December 31, 2012 and 2011, the Company has outstanding lease guarantees or is contingently liable for approximately $448.5 million and $349.6 million, respectively. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2013 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 31, 2012.
In 2004, Applebee's arranged for a third-party financing company to provide up to $250.0 million to qualified franchisees for loans to fund development of new restaurants, subject to its approval. The Company provided a limited guarantee of 10% of certain loans advanced under this program. The Company will be released from its guarantee if certain operating results are met after the restaurant has been open for at least two years. As of December 31, 2012, there were loans outstanding under this program to one franchisee for approximately $13.1 million, net of any guarantees from which the Company was released. This program expired on October 31, 2007; however, the Company's guarantee will remain outstanding until the provisions for release have been satisfied, as defined in the related agreement.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

Litigation, Claims and Disputes
The Company is subject to various lawsuits, governmental inspections, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. The Company is required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of the Company's litigation are expensed as such fees and expenses are incurred. In the opinion of management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such a nature or involve amounts that would not have a material adverse impact on the Company's business or consolidated financial statements. Management regularly assesses the Company's insurance deductibles, analyzes litigation information with the Company's attorneys and evaluates its loss experience in connection with pending legal proceedings. While the Company does not presently believe that any of the legal proceedings to which the Company is currently a party will ultimately have a material adverse impact on the Company, there can be no assurance that the Company will prevail in all the proceedings the Company is party to, or that the Company will not incur material losses from them.

As previously disclosed, the Company defended a collective action, Gerald Fast v. Applebee's International, Inc., in the United States District Court for the Western District of Missouri, Central Division that commenced in July 2006. In this case, the plaintiffs claimed that tipped servers and bartenders in Applebee's company-operated restaurants spent more than 20% of their time performing general preparation and maintenance duties, or “non-tipped work,” for which they should be compensated at the minimum wage. Under this action, plaintiffs sought unpaid wages and other relief of up to $17 million plus plaintiffs' attorneys' fees and expenses. The Company entered into a settlement agreement on September 25, 2012 to settle the collective action for $9.1 million, and the court granted final approval of the settlement and dismissed the action on November 1, 2012. The Company funded the settlement on December 6, 2012.
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2012, the Company had approximately $12.1 million of unused letters of credit outstanding. These letters expire on various dates in 2012 and are automatically renewed for an additional year if no cancellation notice is submitted.

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
In the fourth quarter of 2010, the Company redeemed all 190,000 shares of the Series A Perpetual Preferred Stock for $199.0 million, including a redemption premium of $7.6 million and $1.4 million of dividends accrued through the date of redemption. In accordance with U.S. GAAP, the redemption premium was included as part of dividends paid on Series A Perpetual Preferred Stock for the year ended December 31, 2010.
On December 14, 2012, the Company filed a Certificate of Elimination of the Series A Preferred Stock with the Secretary of State of the State of Delaware to eliminate its Series A Preferred Stock. The Certificate of Elimination, effective upon filing, had the effect of eliminating from the Corporation’s Restated Certificate of Incorporation, as amended, all matters set forth in the Certificate of Designations of the Series A Preferred Stock with respect to such series, which was previously filed by the Corporation with the Secretary of State on November 29, 2007.
Series B Convertible Preferred Stock
On November 29, 2007, the Company issued and sold 35,000 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $35.0 million in cash. Total issuance costs were approximately $0.8 million. All of the shares were sold to affiliates of Chilton Investment Company, LLC (collectively, "Chilton") pursuant to a purchase agreement dated as of July 15, 2007. The shares of Series B Convertible Preferred Stock ranked (i) senior to the common stock, and any series of preferred stock

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Preferred Stock and Stockholders' Equity (Continued)

specifically designated as junior to the Series B Convertible Preferred Stock, with respect to the payment of dividends and distributions, in a liquidation, dissolution or winding up, and upon any other distribution of the Company's assets; and (ii) on a parity with all other series of preferred stock, including the Series A Perpetual Preferred Stock, with respect to the payment of dividends and distributions, in a liquidation, dissolution or winding up, and upon any other distribution of the Company's assets.
Each share of Series B Convertible Preferred Stock had an initial stated value of $1,000, that increased at the rate of 6.0% per annum, compounded quarterly, commencing on the issue date of such share of Series B Convertible Preferred Stock to and including the earlier of (i) the date of liquidation, dissolution or winding up or the redemption of such share, or (ii) the date such share is converted into the Company's common stock. The stated value of a share as so accreted as of any date is referred to as the accreted value of the share as of that date. Shares of Series B Convertible Preferred Stock could have been redeemed by the Company, in whole or in part at the Company's option, on or after the fourth anniversary of the issue date, at a redemption price equal to the accreted value as of the applicable redemption date, subject to the terms set forth in the Certificate of Designations for the Series B Convertible Preferred Stock ("the "Series B Certificate of Designations"). The Series B Convertible Preferred Stock entitled the holders thereof to receive certain dividends and distributions to the extent that any dividends or distributions paid on the Company's common stock exceeded the annual accretion on the Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock were entitled to vote on all matters (including the election of directors) submitted to the holders of the Company's common stock, as a single class with the holders of the Company's common stock, with each share of Series B Convertible Preferred Stock having one vote per share of the Company's common stock then issuable upon conversion of such share of Series B Convertible Preferred Stock.
At any time and from time to time, any holder of Series B Convertible Preferred Stock could convert all or any portion of the Series B Convertible Stock held by such holder into a number of shares of the Company's common stock computed by multiplying (i) each $1,000 of aggregate accreted value of the shares to be converted by (ii) the conversion rate then in effect (which initially is 14.44878 shares of common stock per $1,000 of accreted value, but subject to customary anti-dilution adjustments).
The Company also entered into a registration rights agreement, dated as of November 29, 2007, with Chilton pursuant to which the Company granted Chilton certain registration rights with respect to the shares of Series B Convertible Preferred Stock issued to Chilton and the shares of common stock issuable upon conversion.
In January 2011, 100 shares of Series B Convertible Preferred Stock with an accreted value of approximately $120,000 were converted by the holder into 1,737 shares of the Company's common stock. On November 29, 2012, the fifth anniversary of the issue date, the remaining 34,900 outstanding shares of Series B Convertible Preferred Stock, with an accreted value of approximately $47.0 million, were automatically converted into 679,168 shares of the Company's common stock.
On December 14, 2012, the Company filed a Certificate of Elimination of the Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate its Series B Convertible Preferred Stock. The Certificate of Elimination, effective upon filing, had the effect of eliminating from the Corporation’s Restated Certificate of Incorporation, as amended, all matters set forth in the Certificate of Designations of the Series B Preferred Stock with respect to such series, which was previously filed by the Corporation with the Secretary of State on November 29, 2007.
Share Repurchase Program
In August 2011, the Board of Directors approved the repurchase of up to $45 million of the Company's common stock. Under the program, the Company may repurchase shares on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements, and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the year ended December 31, 2012, the Company did not repurchase any shares of its common stock pursuant to the share repurchase program. As of December 31, 2012, the Company has repurchased 534,101 shares of stock for $21.2 million, an average price of $39.64 per share, under the share repurchase program.
Dividends
There were no dividends declared or paid on common shares in 2012, 2011 or 2010. Payment of dividends is subject to limitations under our Credit Agreement. We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements, limitations under the Credit Agreement and other factors.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

15. Impairment and Closure Charges
Impairment and closure charges for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Lenexa lease termination	$—	$23.0	$—
Long-lived tangible asset impairment	1.9	4.9	1.5
Other closure charges	2.3	2.0	2.8
Total impairment and closure charges	$4.2	$29.9	$4.3
Lenexa Lease Termination
In April 2011, the Company entered into a sublease termination agreement related to the Company’s sublease of the commercial space occupied by the Applebee’s Restaurant Support Center in Lenexa, Kansas. The Company recognized a charge of $23.0 million for the termination fee and other closing costs.
Long-lived Tangible Asset Impairment
Long-lived tangible asset impairment charges for the year ended December 31, 2012 related to equipment at five IHOP restaurants that were taken back from the franchisee operator and subsequently refranchised and to a parcel of land previously intended for future restaurant development. The Company evaluated the causal factors of all impairments of long-lived assets as they were recorded during 2012 and concluded they were based on factors specific to each asset and not potential indicators of an impairment of other long-lived assets.

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
Other Closure Charges
Other closure charges for the year ended December 31, 2012 primarily related to the closure of one IHOP restaurant that was taken back from the franchisee operator and to adjustments to the estimated reserve for previously closed surplus IHOP properties. Other closure charges for the year ended December 31, 2011 primarily related to adjustments to the estimated reserve for previously closed surplus IHOP properties. Other closure charges for the year ended December 31, 2010 related primarily to two "IHOP Cafe" company-operated restaurants (a non-traditional restaurant test format that was evaluated but will no longer be utilized) and to the closure of an Applebee's company-operated restaurant in China.

16. Stock-Based Incentive Plans
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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

16. Stock-Based Incentive Plans (Continued)

The IHOP Corp. 2001 Stock Incentive Plan (the "2001 Plan") was adopted in 2001 and amended and restated in 2005 and 2008 to authorize the issuance of up to 4,200,000 shares of common stock. The 2001 Plan has expired but there are restricted stock awards and stock options issued under the 2001 Plan outstanding as of December 31, 2012.
The Stock Option Plan for Non-Employee Directors (the "Directors Plan") was adopted in 1994 and amended and restated in 1999 to authorize the issuance of up to 400,000 shares of common stock pursuant to options to non-employee directors. The Directors Plan has expired but there are stock options issued under the Directors Plan outstanding as of December 31, 2012.
The 2005 Stock Incentive Plan for Non-Employee Directors (the "2005 Plan") was adopted in 2005 to authorize the issuance of up to 200,000 shares of common stock to non-employee members of the Company's Board of Directors. Awards may be made in common stock, in options to purchase common stock, or in shares of Restricted Stock, or any combination thereof.
The 2011 Plan, the 2005 Plan, the 2001 Plan and the Directors Plan are collectively referred to as the "Plans."
Stock-Based Compensation Expense
From time to time, the Company has granted stock options and restricted stock to officers, directors and employees of the Company under the Plans. The stock options generally vest ratably over a three-year period in one-third increments and have a maturity of ten years from the issuance date. Options vest immediately upon a change in control of the Company, as defined in the Plans. Option exercise prices equal the closing price on the New York Stock Exchange of the Company's common stock on the date of grant. Restricted stock and restricted stock units are issued at no cost to the holder and vest over terms determined by the Compensation Committee of the Company's Board of Directors, generally three years following the date of grant or immediately upon a change in control of the Company, as defined in the Plans. The Company generally utilizes treasury stock or issues new shares from its authorized but unissued share pool when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting.
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Total stock-based compensation:
Equity classified awards	$11.4	$9.5	$13.1
Liability classified awards	4.9	1.1	2.1
Total pre-tax compensation expense	16.3	10.6	15.2
Book tax benefit	(6.2)	(4.2)	(6.0)
Total stock-based compensation expense, net of tax	$10.1	$6.4	$9.2
As of December 31, 2012, total unrecognized compensation cost related to restricted stock and restricted stock units of $8.3 million and $6.7 million related to stock options is expected to be recognized over a weighted average period of approximately 1.76 years for restricted stock and restricted stock units and 1.69 years for stock options.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

16. Stock-Based Incentive Plans (Continued)

Stock Options - Equity Classified Awards
Stock option activity for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	Number of Shares under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,659,100	$21.30
Granted	415,804	31.26
Exercised	(475,705)	16.75
Forfeited	(50,222)	25.84
Expired	(25,267)	44.93
Outstanding at December 31, 2010	1,523,710	24.90
Granted	233,449	53.04
Exercised	(393,075)	17.11
Forfeited	(42,593)	27.89
Expired	(2,851)	47.08
Outstanding at December 31, 2011	1,318,640	32.06
Granted	147,674	51.63
Exercised	(455,217)	20.91
Forfeited	(39,381)	46.97
Expired	(13,470)	38.64
Outstanding at December 31, 2012	958,246	$39.67	6.55	$25,355,000
Vested and Expected to Vest at December 31, 2012	924,500	$39.29	6.47	$24,791,000
Exercisable at December 31, 2012	601,522	$35.57	5.52	$18,383,000
The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $15.0 million, $14.6 million and $12.0 million, respectively.
Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2012, 2011 and 2010 was $9.3 million, $6.7 million and $8.0 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $6.2 million, $6.0 million and $2.7 million, respectively, for the years ended December 31, 2012, 2011 and 2010.
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

	2012	2011	2010
Risk free interest rate	0.9%	1.8%	2.2%
Weighted average historical volatility	84.5%	79.1%	80.4%
Dividend yield	—%	—%	—%
Expected years until exercise	4.7	4.6	4.8
Forfeitures	11.0%	11.0%	11.0%
Weighted average fair value of options granted	$33.53	$34.31	$19.93

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

16. Stock-Based Incentive Plans (Continued)

Restricted Stock and Restricted Stock Units - Equity Classified Awards
Activity in equity classified awards of restricted stock and restricted stock units for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2009	650,323	$33.09	—	$—
Granted	209,505	30.52	20,000	29.32
Released	(159,893)	48.18	(2,000)	29.32
Forfeited	(33,691)	34.16	—	—
Outstanding at December 31, 2010	666,244	28.62	18,000	29.32
Granted	164,632	53.03	—	—
Released	(287,735)	37.82	—	—
Forfeited	(56,608)	31.56	—	—
Outstanding at December 31, 2011	486,533	31.08	18,000	29.32
Granted	137,852	52.23	19,152	52.23
Released	(179,465)	13.83	(3,910)	40.58
Forfeited	(98,357)	44.40	—	—
Outstanding at December 31, 2012	346,563	$44.74	33,242	$41.19
Restricted Stock Units - Liability Classified Awards
The Company has granted cash-settled restricted stock units to members of the Board of Directors.These instruments are recorded as liabilities at fair value as of the respective period end. Activity in liability classified awards of restricted stock units for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Cash-Settled Restricted Stock Units	Weighted Average Per Share Fair Value
Outstanding at December 31, 2009	—	$—
Granted	29,000	61.07
Released	(3,000)	33.67
Outstanding at December 31, 2010	26,000	64.23
Granted	15,957	64.30
Released	—	—
Outstanding at December 31, 2011	41,957	64.26
Granted	—	—
Released	(4,773)	49.66
Outstanding at December 31, 2012	37,184	$66.13
For the years ended December 31, 2012, 2011 and 2010, $1.0 million, $0.5 million and $1.2 million, respectively, was included as stock-based compensation expense related to these cash-settled restricted stock units. At December 31, 2012 and 2011, liabilities of $2.4 million and $1.6 million, respectively, were included as other accrued expenses in the consolidated balance sheet.
The Company has granted cash long-term incentive awards to certain employees ("LTIP awards"). Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total shareholder return of DineEquity, Inc. common stock compared to the total shareholder returns of a peer group of companies. Though LTIP awards are only paid in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the years ended December 31, 2012, 2011 and 2010, $3.8 million, $0.6 million and $0.9 million, respectively, was included in stock-based compensation expense related to the LTIP awards. At December 31, 2012 and 2011, liabilities of $4.5 million and $1.6 million, respectively, were included as accrued employee compensation and benefits in the consolidated balance sheet.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

17. Employee Benefit Plans
401(k) Savings and Investment Plan
Effective January 1, 2009, the Company amended the DineEquity, Inc. 401(k) Plan to (i) include salaried and hourly employees of Applebee's, and (ii) modify the Company matching formula. As amended, the Company matches 100% of the first three percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. DineEquity common stock is not an investment option for employees in the 401(k) plan, other than shares transferred from a prior employee stock ownership plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's contribution was $2.1 million, $2.4 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

18. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Provision (benefit) for income taxes:
Current
Federal	$77.4	$13.2	$6.2
State and foreign	3.7	2.8	(0.6)
	81.1	16.0	5.6
Deferred
Federal	(12.2)	11.4	(12.8)
State	(1.7)	2.4	(2.1)
	(13.9)	13.8	(14.9)
Provision (benefit) for income taxes	$67.2	$29.8	$(9.3)
The provision (benefit) for income taxes differs from the expected federal income tax rates as follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	(35.0)%
State and other taxes, net of federal tax benefit	2.8	3.7	(0.4)
Change in unrecognized tax benefits	(0.2)	(4.0)	(28.1)
Change in valuation allowance	0.7	1.7	(1.5)
State adjustments including audits and settlements	0.2	0.2	(0.6)
Compensation related tax credits, net of deduction offsets	(0.9)	(4.9)	(46.0)
Changes in tax rates and state tax laws	(3.2)	(3.9)	—
Kansas High Performance Incentive Program credits	—	0.5	—
Goodwill intangibles adjustment	—	—	27.0
Non-deductible preferred stock issuance costs	—	—	8.5
Other	0.1	0.1	(0.8)
Effective tax rate	34.5%	28.4%	(76.9)%

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 18. Income Taxes (Continued)

Net deferred tax assets (liabilities) consisted of the following components:

	2012	2011
	(In millions)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$4.9	$4.9
Differences in acquisition financing costs	1.8	1.9
Employee compensation	15.2	14.2
Deferred gain on sale of assets	5.9	2.0
Book/tax difference in revenue recognition	22.2	18.1
Other	35.4	35.9
Deferred tax assets	85.4	77.0
Valuation allowance	(4.1)	(2.9)
Total deferred tax assets after valuation allowance	81.3	74.1
Differences between financial and tax accounting in the recognition of franchise and equipment sales	(55.1)	(59.4)
Differences in capitalization and depreciation (1)	(310.2)	(322.2)
Differences in acquisition financing costs	(7.7)	(9.3)
Book/tax difference in revenue recognition	(19.5)	(19.8)
Differences between book and tax basis of property and equipment	(9.8)	(9.8)
Other	(19.4)	(16.8)
Deferred tax liabilities	(421.7)	(437.3)
Net deferred tax liabilities	$(340.4)	$(363.2)
Net deferred tax asset—current	$22.3	$21.0
Valuation allowance—current	(0.5)	(0.4)
Net deferred tax asset—current	21.8	20.6
Deferred tax liability—non-current	(358.6)	(381.3)
Valuation allowance—non-current	(3.6)	(2.5)
Net deferred tax liability—non-current	(362.2)	(383.8)
Net deferred tax liabilities	$(340.4)	$(363.2)
_____________________________________

(1)	Primarily related to the Applebee's acquisition.
The Company files federal income tax returns and the Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2008. The Internal Revenue Service commenced examination of the Company's U.S. federal income tax return for the tax years 2008 to 2010 in the first quarter of 2012. The examination is anticipated to be completed by the first quarter of 2013.

The total gross unrecognized tax benefit as of December 31, 2012 and 2011 was $6.7 million and $8.2 million, respectively, excluding interest, penalties and related income tax benefits. The decrease of $1.5 million is primarily related to expiration of statute of limitation with various taxing authorities. The entire $6.7 million will be included in the Company's effective income tax rate if recognized.

The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $3.3 million related to settlements with taxing authorities and the lapse of the statute of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 18. Income Taxes (Continued)

(In millions)
Unrecognized tax benefit as of December 31, 2010	$12.8
Change as a result of prior year tax positions	(3.3)
Decreases relating to settlements with taxing authorities	(0.8)
Decreases as a result of a lapse of the statute of limitations	(0.5)
Unrecognized tax benefit as of December 31, 2011	8.2
Change as a result of prior year tax positions	0.8
Change as a result of current year tax positions	0.2
Decreases relating to settlements with taxing authorities	(0.9)
Decreases as a result of a lapse of the statute of limitations	(1.6)
Unrecognized tax benefit as of December 31, 2012	$6.7
As of December 31, 2012, the accrued interest and penalties were $1.4 million and $0.2 million, respectively, excluding any related income tax benefits. As of December 31, 2011, the accrued interest and penalties were $3.0 million and $0.3 million, respectively, excluding any related income tax benefits. The decrease of $1.6 million of accrued interest is primarily related to the decrease of unrecognized tax benefits due to settlements with taxing authorities, partially offset by the accrual of interest during the twelve months ended December 31, 2012. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense which is recognized in the Consolidated Statements of Operations.
The Company has various state net operating loss carryovers representing $5.0 million of state taxes. The net operating loss carryovers will expire, if unused, during the period from 2013 through 2031.

For the years ended December 31, 2012 and 2011, the Company had a total valuation allowance in the amounts of $4.1 million and $2.9 million, respectively. The entire $4.1 million in 2012 is related to various state net operating loss carryovers for DineEquity, Inc. and International House of Pancakes, LLC and Subsidiaries.

19. Net Income (Loss) Per Share
The computation of the Company's basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Numerator for basic and diluted income (loss) per common share:
Net income (loss)	$127,674	$75,192	$(2,788)
Less: Series A preferred stock dividends	—	—	(25,927)
Less: Accretion of Series B preferred stock	(2,498)	(2,573)	(2,432)
Less: Net (income) loss allocated to unvested participating restricted stock	(2,718)	(1,886)	1,173
Net income (loss) available to common stockholders - basic	122,458	70,733	(29,974)
Effect of unvested participating restricted stock	127	34	—
Effect of dilutive securities:
Convertible Series B preferred stock	2,498	—	—
Numerator - net income available to common shareholders - diluted	$125,083	$70,767	$(29,974)
Denominator:
Weighted average outstanding shares of common stock - basic	17,992	17,846	17,240
Effect of dilutive securities:
Stock options	264	339	—
Convertible Series B preferred stock	621	—	—
Weighted average outstanding shares of common stock - diluted	18,877	18,185	17,240
Net income (loss) per common share:
Basic	$6.81	$3.96	$(1.74)
Diluted	$6.63	$3.89	$(1.74)
For the years ended December 31, 2011 and 2010, diluted loss per common share is computed using the basic weighted average number of common shares outstanding during the period, as the 643,000 and 992,600 shares, respectively, from common stock equivalents would have been antidilutive.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

20. Segment Reporting
Information on segments and a reconciliation to income (loss) before income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Revenues
Franchise operations	$421.4	$398.5	$377.1
Company restaurants	291.1	531.0	815.6
Rental operations	122.9	126.0	124.5
Financing operations	14.5	19.7	16.4
Total	$849.9	$1,075.2	$1,333.6
Income (loss) before income taxes
Franchise operations	$311.5	$293.5	$273.6
Company restaurants	41.8	72.6	116.2
Rental operations	25.7	27.8	25.5
Financing operations	12.9	13.7	14.5
Corporate	(197.0)	(302.6)	(441.9)
Income (loss) before income taxes	$194.9	$105.0	$(12.1)
Interest Expense
Company restaurants	$0.4	$0.5	$0.8
Rental operations	17.0	18.0	18.9
Corporate	114.3	132.7	171.5
Total	$131.7	$151.2	$191.2
Depreciation and amortization
Franchise operations	$9.8	$9.9	$10.0
Company restaurants	6.9	16.6	27.1
Rental operations	13.6	14.0	13.9
Corporate	9.2	9.7	10.4
Total	$39.5	$50.2	$61.4
Impairment and closure charges
Company restaurants	$4.2	$2.4	$4.3
Corporate	—	27.5	—
Total	$4.2	$29.9	$4.3
Capital Expenditures
Company restaurants	$9.5	$15.5	$9.5
Corporate	7.5	10.8	9.2
Total	$17.0	$26.3	$18.7
Goodwill (all franchise segment)	$697.5	$697.5	$697.5
Total Assets
Franchise operations	$1,523.0	$1,472.3	$1,472.2
Company restaurants	186.2	423.1	513.7
Rental operations	397.3	407.9	425.8
Financing operations	125.4	136.4	146.8
Corporate	183.5	174.6	298.1
Total	$2,415.4	$2,614.3	$2,856.6

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

21. Consolidating Financial Information
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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

21. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Balance Sheet
December 31, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$9.9	$54.0	$0.6	$—	$64.5
Receivables, net	2.8	133.7	0.1	(8.0)	128.6
Prepaid expenses and other current assets	151.3	64.6	—	(136.3)	79.5
Deferred income taxes	(3.2)	24.1	0.8	—	21.8
Intercompany	(394.9)	389.0	6.0		—
Total current assets	(234.1)	665.4	7.5	(144.3)	294.5
Long-term receivables	—	212.3	—	—	212.3
Property and equipment, net	23.2	270.2	0.9	—	294.4
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	806.1	—	—	806.1
Other assets, net	18.4	92.3	—	—	110.7
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,505.1	$2,743.8	$8.5	$(1,841.9)	$2,415.4
Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$15.4	$—	$—	$(8.0)	$7.4
Accounts payable	1.4	29.3	0.1		30.8
Accrued employee compensation and benefits	9.4	13.0	—		22.4
Gift card liability	—	161.7	—		161.7
Other accrued expenses	(42.5)	223.8	0.5	(136.3)	45.5
Total current liabilities	(16.3)	427.8	0.6	(144.3)	267.8
Long-term debt	1,202.1	—	—		1,202.1
Financing obligations	—	52.0	—		52.0
Capital lease obligations	—	124.4	—	—	124.4
Deferred income taxes	4.7	357.7	(0.2)		362.2
Other liabilities	5.6	91.9	0.7		98.2
Total liabilities	1,196.1	1,053.8	1.1	(144.3)	2,106.6
Total stockholders' equity	309.0	1,690.0	7.4	(1,697.6)	308.8
Total liabilities and stockholders' equity	$1,505.1	$2,743.8	$8.5	$(1,841.9)	$2,415.4

(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

21. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Balance Sheet
December 31, 2011
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$9.9	$50.4	$0.4	$—	$60.7
Receivables, net	0.6	121.0	0.1	(6.0)	115.7
Prepaid expenses and other current assets	85.3	56.6	—	(71.3)	70.6
Deferred income taxes	1.5	19.0	0.1	—	20.6
Assets held for sale	—	7.3	2.1	—	9.4
Intercompany	(300.2)	294.5	5.7	—	—
Total current assets	(202.9)	548.8	8.4	(77.3)	276.9
Long-term receivables	—	226.5	—	—	226.5
Property and equipment, net	24.6	449.5	—	—	474.2
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	822.4	—	—	822.4
Other assets, net	23.2	93.5	0.1	—	116.8
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,542.5	$2,838.2	$8.5	$(1,774.9)	$2,614.3
Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$13.4	$—	$—	$(6.0)	$7.4
Accounts payable	2.8	26.2	—	—	29.0
Accrued employee compensation and benefits	6.7	19.5	—	—	26.2
Gift card liability	—	147.0	—	—	147.0
Other accrued expenses	(61.6)	180.6	0.4	(71.3)	48.1
Total current liabilities	(38.7)	373.3	0.4	(77.3)	257.6
Long-term debt	1,411.4	—	—	—	1,411.4
Financing obligations	—	162.7	—	—	162.7
Capital lease obligations	—	134.4	—	—	134.4
Deferred income taxes	8.9	375.3	(0.4)	—	383.8
Other liabilities	5.4	102.6	1.1	—	109.1
Total liabilities	1,387.0	1,148.3	1.1	(77.3)	2,459.1
Total stockholders' equity	155.5	1,689.9	7.4	(1,697.6)	155.2
Total liabilities and stockholders' equity	$1,542.5	$2,838.2	$8.5	$(1,774.9)	$2,614.3

(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

21. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Franchise revenues	$2.6	$417.7	$1.1	$—	$421.4
Restaurant sales	—	291.1	—	—	291.1
Rental revenues	—	122.9	—	—	122.9
Financing revenues	—	14.5	—	—	14.5
Total revenue	2.6	846.2	1.1	—	849.9
Franchise expenses	2.5	107.3	0.1	—	109.9
Restaurant expenses	—	249.3	—	—	249.3
Rental expenses	—	97.2	—	—	97.2
Financing expenses	—	1.6	—	—	1.6
General and administrative	36.3	124.9	2.0	—	163.2
Interest expense	106.1	8.2	—	—	114.3
Impairment and closure charges	—	3.5	0.7	—	4.2
Amortization of intangible assets	—	12.3	—	—	12.3
Loss on extinguishment of debt	5.6	—	—	—	5.6
Loss (gain) on disposition of assets	1.2	(102.2)	(1.6)	—	(102.6)
Other (income) expense	(220.7)	—	—	220.7	—
Income (loss) before income taxes	71.6	344.1	(0.1)	(220.7)	194.9
Benefit (provision) for income taxes	56.0	(123.2)	—	—	(67.2)
Net income (loss)	$127.6	$220.9	$(0.1)	$(220.7)	$127.7
(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

21. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Franchise revenues	$2.5	$395.1	$1.0	$—	$398.5
Restaurant sales	—	529.7	1.3	—	531.0
Rental revenues	—	125.8	0.1	—	126.0
Financing revenues	—	19.7	—	—	19.7
Total revenue	2.5	1,070.3	2.4	—	1,075.2
Franchise expenses	2.1	102.8	0.1	—	105.0
Restaurant expenses	—	457.6	0.8	—	458.4
Rental expenses	—	98.1	0.1	—	98.2
Financing expenses	—	6.0	—	—	6.0
General and administrative	28.3	125.3	2.2	—	155.8
Interest expense	117.2	15.5	—	—	132.7
Impairment and closure charges	—	29.5	0.4	—	29.9
Amortization of intangible assets	—	12.3	—	—	12.3
Loss on extinguishment of debt	11.2	—	—	—	11.2
Gain on disposition of assets	—	(43.3)	—	—	(43.3)
Other (income) expense	(150.6)	21.2	(1.7)	135.1	4.0
Income (loss) before income taxes	(5.7)	245.3	0.5	(135.1)	105.0
Benefit (provision) for income taxes	61.3	(90.9)	(0.2)	—	(29.8)
Net income (loss)	$55.6	$154.4	$0.3	$(135.1)	$75.2

(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

21. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Franchise revenues	$—	$376.8	$0.7	$(0.4)	$377.1
Restaurant sales	—	813.6	2.0	—	815.6
Rental revenues	—	124.3	0.2	—	124.5
Financing revenues	—	16.4	—	—	16.4
Total revenue	—	1,331.1	2.9	(0.4)	1,333.6
Franchise expenses	—	103.5	—	—	103.5
Restaurant expenses	—	698.0	1.3	—	699.3
Rental expenses	—	98.9	0.1	—	99.0
Financing expenses	—	2.0	—	—	2.0
General and administrative	27.4	130.7	2.2	—	160.3
Interest expense	27.8	143.8	—	—	171.5
Impairment and closure charges	—	3.1	1.2	—	4.3
Amortization of intangible assets	—	12.3	—	—	12.3
Loss on extinguishment of debt	4.4	102.6	—	—	107.0
(Gain) loss on disposition of assets	—	(13.9)	0.3	—	(13.6)
Other (income) expense	0.3	(75.1)	0.1	74.7	—
Intercompany dividend	(409.3)	—	—	409.3	—
Income (loss) before taxes	349.4	125.2	(2.3)	(484.4)	(12.1)
Benefit (provision) for income taxes	22.6	(17.3)	4.0	—	9.3
Net income (loss)	$372.0	$107.9	$1.7	$(484.4)	$(2.8)

(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

21. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(130.1)	$182.5	$0.4	—	$52.9
Investing cash flows
Additions to property and equipment	(4.9)	(12.0)	—		(17.0)
Principal receipts from long-term receivables	—	12.2	—	—	12.3
Proceeds from sale of assets	—	168.9	—	—	168.9
Other	—	1.2	—	—	1.2
Cash flows provided by (used in) investing activities	(4.9)	170.3	—	—	165.4
Financing cash flows
Revolving credit borrowings	50.0	—	—	—	50.0
Revolving credit repayments	(50.0)	—	—	—	(50.0)
Payment of debt	(216.0)	(10.9)	—	—	(226.9)
Payment of debt issuance costs	—	—	—	—	—
Purchase of DineEquity common stock	—	—	—	—	—
Restricted cash	—	(0.7)	—	—	(0.7)
Other	11.8	1.4	—	—	13.2
Intercompany transfers	339.2	(339.0)	(0.2)	—	—
Cash flows provided by (used in) financing activities	135.0	(349.2)	(0.2)	—	(214.5)
Net change	—	3.6	0.2	—	3.8
Beginning cash and equivalents	9.9	50.4	0.4	—	60.7
Ending cash and equivalents	$9.9	$54.0	$0.6	—	$64.5
(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

21. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(139.4)	$261.4	$(0.3)	—	$121.7
Investing cash flows
Additions to property and equipment	(6.7)	(19.6)	—	—	(26.3)
Principal receipts from long-term receivables	—	13.1	—	—	13.1
Proceeds from sale of assets	—	115.6	—	—	115.6
Other	—	(0.7)	—	—	(0.8)
Cash flows provided by (used in) investing activities	(6.7)	108.4	—	—	101.7
Financing cash flows
Revolving credit borrowings	40.0	—	—	—	40.0
Revolving credit repayments	(40.0)	—	—	—	(40.0)
Payment of debt	(225.7)	(13.4)	—	—	(239.1)
Payment of debt issuance costs	(12.3)	—	—	—	(12.3)
Purchase of DineEquity common stock	(21.2)	—	—	—	(21.2)
Restricted cash	—	0.5	—	—	0.5
Other	6.2	0.9	—	—	7.1
Intercompany transfers	385.6	(384.7)	(0.9)	—	—
Cash flows provided by (used in) financing activities	132.6	(396.7)	(0.9)	—	(265.0)
Net change	(13.5)	(26.9)	(1.2)	—	(41.6)
Beginning cash and equivalents	23.4	77.3	1.6	—	102.3
Ending cash and equivalents	$9.9	$50.4	$0.4	—	$60.7
(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

21. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010
(In millions(1))

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
(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

22. Selected Quarterly Financial Data (Unaudited)

	Revenues(a)	Operating Margin	Net Income (Loss) (b)	Net Income (Loss) Per Share— Basic(c)	Net Income (Loss) Per Share— Diluted(c)
	(In thousands, except per share amounts)
2012
1st Quarter	$245,582	$108,575	$31,344	$1.69	$1.64
2nd Quarter	229,391	98,254	16,938	0.89	0.88
3rd Quarter	216,318	96,377	60,573	3.26	3.14
4th Quarter	158,637	88,738	18,819	0.98	0.97
2011
1st Quarter	$300,200	$110,769	$29,699	$1.59	$1.53
2nd Quarter(d)	268,338	100,285	348	(0.02)	(0.02)
3rd Quarter	264,481	100,553	16,525	0.86	0.85
4th Quarter	242,179	96,022	28,620	1.55	1.51
________________________________

(a)
Revenues have been impacted by the refranchising of 286 Applebee's company-operated restaurants over the past two years as follows: 17 in the first quarter of 2012, 98 in the third quarter of 2012, 39 in the fourth quarter of 2012, 65 in the first quarter of 2011, one in the third quarter of 2011 and 66 in the fourth quarter of 2011.

(b)
Net income (loss) was impacted by gains on disposition of assets (primarily the refranchising and sale of related restaurant assets of Applebee's company-operated restaurants) of $16.7 million in the first quarter of 2012, $73.6 million in the third quarter of 2012, $13.0 million in the fourth quarter of 2012, $23.8 million in the first quarter of 2011 and $22.0 million in the fourth quarter of 2011.

(c)	The quarterly amounts may not add to the full year amount as each quarterly calculation is discrete from the full-year calculation.

(d)
The net income and net loss per share were significantly impacted by approximately $21 million of charges related to the termination of the sublease for the Applebee's Restaurant Support Center in Lenexa, Kansas in the 2nd quarter of 2011.

23. Subsequent Events
On February 4, 2013, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement. Pursuant to Amendment No. 2, the interest rate margin applicable to LIBOR-based Term Loans was reduced from 3.00% to 2.75%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for Term Loans was reduced from 1.25% to 1.00% for LIBOR-based Term Loans and from 2.25% to 2.00% for Base Rate-denominated Term Loans. The interest rate margin for Revolving Loans was reduced from 3.50% to 1.75% for Base Rate loans and from 4.50% to 2.75% LIBOR Rate loans. The commitment fee for the unused portion of the Revolving Facility was reduced from 0.75% to 0.50% and, if the consolidated leverage ratio is reduced below 4.75:1, from 0.50% to 0.375%.
In addition, Amendment No. 2 establishes the following consolidated leverage ratio thresholds for excess cash flow prepayments: 50% if the consolidated leverage ratio is 5.75:1 or greater; 25% if the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; and 0% if the consolidated leverage ratio is less than 5.25:1. Pursuant to Amendment No. 2, the Corporation’s mandatory repayment of 1% per year is now based on the outstanding principal balance of $472 million as of December 31, 2012, as compared to the previous outstanding balance of $742 million.
Amendment No. 2 revised the definition of excess cash flow to eliminate the deduction for any extraordinary receipts or disposition proceeds. Finally, Amendment No. 2 revised the definition of certain permitted payments so that the calculation of allowable restricted payments is performed on a quarterly basis instead of an annual basis that was required prior to Amendment No. 2. All other material provisions, including maturity and covenants under the Credit Agreement, remain unchanged.
On February 26, 2013, the Company's Board of Directors approved the payment of a cash dividend of $0.75 per share on the Company's common stock, payable at the close of business on March 29, 2013 to the stockholders of record as of the close of business on March 15, 2013. The Board of Directors also approved a stock repurchase authorization of up to $100 million of DineEquity, Inc. common stock, replacing the previously announced $45 million authorization.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of DineEquity, Inc. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of DineEquity, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DineEquity, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DineEquity, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 27, 2013

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as such terms are defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of DineEquity, Inc. and Subsidiaries
We have audited DineEquity, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DineEquity, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, DineEquity, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of DineEquity, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of DineEquity, Inc. and Subsidiaries and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 27, 2013

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item regarding our directors and executive officers is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Shareholders ("2013 Proxy Statement") to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

Item 11.    Executive Compensation.
The information required by this Item regarding executive compensation is incorporated by reference to the sections entitled "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" to be set forth in our 2013 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership and management is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" to be set forth in our 2013 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item regarding certain relationships and related transactions is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions," and "Director Independence" to be set forth in our 2013 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.
The information required by this Item regarding principal accountant fees and services is incorporated by reference to the section entitled "Independent Auditor Fees" to be set forth in our 2013 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1)  Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:
Consolidated Balance Sheets as of December 31, 2012 and 2011.
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012.
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2012.
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012.
Notes to the Consolidated Financial Statements.
Reports of Independent Registered Public Accounting Firm.
(a)(2)  Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3)  Exhibits
Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to Registrant's Form 8-K dated December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K dated June 2, 2008 is incorporated herein by reference).
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

†10.2	Amended and Restated Employment Agreement between DineEquity, Inc. and Thomas W. Emrey dated April 4, 2012 (Exhibit 10.1 to Registrant's Form 8-K filed on April 5, 2012 is incorporated by reference).
†10.3
Employment Agreement between DineEquity, Inc. and Michael Archer dated November 1, 2008 (Exhibit 10.3 to Registrant's Form 10-K for the year ended December 31, 2008 is incorporated herein by reference).

†10.4	Employment Offer Letter between DineEquity, Inc. and Bryan Adel dated August 2, 2010 (Exhibit 10.5 to Registrant's Form 10-K for the year ended December 31, 2010 is incorporated herein by reference).
†10.5	Area Franchise Agreement, effective as of May 5, 1988, by and between IHOP, Inc. and FMS Management Systems, Inc. (Exhibit 10.8 to Registrant's 2002 Form 10-K is incorporated herein by reference).
†10.6	DineEquity, Inc. 2011 Stock Incentive Plan (Annex A to Registrant's Proxy Statement, filed on April 13, 2011 is incorporated herein by reference). .
†10.7
DineEquity Inc. 2011 Stock Incentive Plan Non Qualified Stock Option Agreement (Non-Employee Directors) (Exhibit 10.9 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.8
DineEquity Inc. 2011 Stock Incentive Plan Non Qualified Stock Option Agreement (Employees) (Exhibit 10.10 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.9
DineEquity Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Non-Employee Directors) (Exhibit 10.11 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.10
DineEquity Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (Exhibit 10.12 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.11
DineEquity Inc. 2011 Stock Incentive Plan Cash-Settled Restricted Stock Unit Award Agreement (Employees) (Exhibit 10.13 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.12
DineEquity Inc. 2011 Stock Incentive Plan Cash-Settled Restricted Stock Unit Award Agreement (Non-Employee Directors) (Exhibit 10.14 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.13
DineEquity Inc. 2011 Stock Incentive Plan Stock-Settled Restricted Stock Unit Award Agreement (Employees) (Exhibit 10.15 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.14
DineEquity Inc. 2011 Stock Incentive Plan Stock-Settled Restricted Stock Unit Award Agreement (Non-Employee Directors) (Exhibit 10.16 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.15	DineEquity Inc. 2011 Stock Incentive Plan Stock Appreciation Rights Agreement (Exhibit 10.17 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.16	DineEquity Inc. 2011 Stock Incentive Plan Performance Share Award Agreement (50/50) (Exhibit 10.18 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.17	DineEquity Inc. 2011 Stock Incentive Plan Performance Share Award Agreement (Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.18	DineEquity Inc. 2011 Stock Incentive Plan Performance Unit Award Agreement (Exhibit 10.20 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.19
DineEquity Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement - Refranchising Employees (Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.20	IHOP Corp. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.21
IHOP Corp. 2005 Stock Incentive Plan for Non-Employee Directors (Appendix "A" to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 24, 2005 is incorporated herein by reference).

†10.22	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix "A" to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.23	IHOP Corp 2008 Senior Executive Incentive Plan as amended and restated (Appendix "B" to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.24
DineEquity, Inc. Amended and Restated Executive Severance and Change in Control Policy (Exhibit 10.26 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.25	Form of DineEquity, Inc. Indemnification Agreement (Exhibit 10.27 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.26	IHOP Corp. Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.16 to Registrant's 2009 Form 10-K is incorporated herein by reference).
†10.27	DineEquity, Inc. 2010 Cash Long Term Incentive Plan (LTIP) for Company Officers (Exhibit 10.29 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.28	DineEquity, Inc. 2011 Cash Long Term Incentive Plan (LTIP) for Company Officers (Exhibit 10.30 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
10.29
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

10.30
Amendment No. 1 dated February 25, 2011 to the Credit Agreement among the Corporation, as Borrower, each lender from time to time party thereto, Barclays Bank, PLC, as Administrative Agent, and the other agents named therein (Exhibit 10.1 to Registrant's Form 8-K, filed February 28, 2011 is incorporated herein by reference).

10.31
Amendment No. 2 dated February 4, 2013 to the Credit Agreement among the Corporation, as Borrower, each lender from time to time party thereto, Barclays Bank, PLC, as Administrative Agent, and the other agents named therein (Exhibit 10.1 to Registrant's Form 8-K, filed February 5, 2013 is incorporated herein by reference).

10.32
Asset Purchase Agreement, Applebee's Neighborhood Grill & Bar Restaurants located in the Western Michigan and Detroit Markets, dated July 20, 2012, including amendments and exhibits thereto (Exhibit 10.1 to Registrant's Form 10-Q, filed July 31, 2012 is incorporated herein by reference).

*12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the Trailing Twelve Months Ended December 31, 2012.
14.0	IHOP Corp. Code of Ethics for Chief Executive and Senior Financial Officers (Exhibit 14.0 to Registrant's 2004 Form 10-K is incorporated herein by reference).

*21	Subsidiaries of DineEquity, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________________________

*	Filed herewith.

†	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2013.

DINEEQUITY, INC.
By:	/s/ JULIA A. STEWART
Julia A. Stewart Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 27th day of February 2013.

Name	Title

/s/ JULIA A. STEWART	Chairman and Chief Executive Officer (Principal Executive Officer)
Julia A. Stewart

/s/ THOMAS W. EMREY	Chief Financial Officer (Principal Financial Officer)
Thomas W. Emrey

/s/ GREGGORY KALVIN	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Greggory Kalvin

/s/ RICHARD J. DAHL	Director
Richard J. Dahl

/s/ HOWARD M. BERK	Director
Howard M. Berk

/s/ DANIEL J. BRESTLE	Director
Daniel J. Brestle

/s/ MICHAEL S. GORDON	Director
Michael S. Gordon

/s/ STEPHEN P. JOYCE	Director
Stephen P. Joyce

/s/ LARRY A. KAY	Director
Larry A. Kay

/s/ CAROLINE W. NAHAS	Director
Caroline W. Nahas

/s/ GILBERT T. RAY	Director
Gilbert T. Ray

/s/ PATRICK W. ROSE	Director
Patrick W. Rose