Form 10-Q
period 2013-03-31
DineEquity, Inc
filed 2013-05-02
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2013
 OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 26, 2013
Common Stock, $0.01 par value	19,352,009

DineEquity, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$117,382	$64,537
Receivables, net	81,587	128,610
Prepaid income taxes	—	16,080
Prepaid gift cards	41,410	50,242
Deferred income taxes	20,048	21,772
Other current assets	8,050	13,214
Total current assets	268,477	294,455
Long-term receivables	208,322	212,269
Property and equipment, net	289,723	294,375
Goodwill	697,470	697,470
Other intangible assets, net	803,067	806,093
Other assets, net	110,601	110,738
Total assets	$2,377,660	$2,415,400
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,720	$7,420
Accounts payable	32,197	30,751
Gift card liability	107,358	161,689
Accrued employee compensation and benefits	10,954	22,435
Accrued interest payable	31,580	13,236
Current maturities of capital lease and financing obligations	11,246	10,878
Other accrued expenses	28,294	21,351
Total current liabilities	226,349	267,760
Long-term debt, less current maturities	1,204,422	1,202,063
Capital lease obligations, less current maturities	121,482	124,375
Financing obligations, less current maturities	52,010	52,049
Deferred income taxes	352,195	362,171
Other liabilities	100,203	98,177
Total liabilities	2,056,661	2,106,595
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, shares: 40,000,000 authorized; March 31, 2013 - 25,359,057 issued, 19,352,128 outstanding; December 31, 2012 - 25,362,946 issued, 19,197,899 outstanding	254	254
Additional paid-in-capital	267,038	264,342
Retained earnings	325,761	322,045
Accumulated other comprehensive loss	(156)	(152)
Treasury stock, at cost; shares: March 31, 2013 - 6,006,929; December 31, 2012 - 6,165,047	(271,898)	(277,684)
Total stockholders’ equity	320,999	308,805
Total liabilities and stockholders’ equity	$2,377,660	$2,415,400

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Segment Revenues:
Franchise and restaurant revenues	$128,329	$209,294
Rental revenues	31,003	32,005
Financing revenues	3,837	4,283
Total segment revenues	163,169	245,582
Segment Expenses:
Franchise and restaurant expenses	44,476	111,815
Rental expenses	24,269	24,537
Financing expenses	—	655
Total segment expenses	68,745	137,007
Gross segment profit	94,424	108,575
General and administrative expenses	34,032	39,632
Interest expense	25,295	30,221
Amortization of intangible assets	3,071	3,075
Impairment and closure charges	838	722
Loss on extinguishment of debt	20	2,611
Debt modification costs	1,296	—
Gain on disposition of assets	(318)	(16,733)
Income before income taxes	30,190	49,047
Income tax provision	(11,951)	(17,703)
Net income	18,239	31,344
Other comprehensive (loss) income, net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	140
Foreign currency translation adjustment	(4)	2
Total comprehensive income	$18,235	$31,486
Net income available to common stockholders:
Net income	$18,239	$31,344
Less: Net income allocated to unvested participating restricted stock	(329)	(796)
Less: Accretion of Series B Convertible Preferred Stock	—	(668)
Net income available to common stockholders	$17,910	$29,880
Net income available to common stockholders per share:
Basic	$0.95	$1.69
Diluted	$0.93	$1.64
Weighted average shares outstanding:
Basic	18,911	17,682
Diluted	19,193	18,651

Dividends declared per common share	$0.75	—
Dividends paid per common share	$0.75	—

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$18,239	$31,344
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	8,836	10,463
Non-cash interest expense	1,503	1,529
Loss on extinguishment of debt	20	2,611
Impairment and closure charges	840	445
Deferred income taxes	(8,253)	(9,626)
Non-cash stock-based compensation expense	3,189	3,789
Tax benefit from stock-based compensation	2,228	4,000
Excess tax benefit from share-based compensation	(966)	(2,421)
Gain on disposition of assets	(318)	(16,733)
Other	2,228	(353)
Changes in operating assets and liabilities:
Receivables	47,216	35,545
Current income tax receivables and payables	16,528	23,724
Other current assets	16,678	173
Accounts payable	1,659	1,660
Accrued employee compensation and benefits	(11,482)	(8,594)
Gift card liability	(54,332)	(54,801)
Other accrued expenses	27,413	21,938
Cash flows provided by operating activities	71,226	44,693
Cash flows from investing activities:
Additions to property and equipment	(1,495)	(4,150)
Proceeds from sale of property and equipment and assets held for sale	—	21,390
Principal receipts from notes, equipment contracts and other long-term receivables	3,810	3,437
Other	68	699
Cash flows provided by investing activities	2,383	21,376
Cash flows from financing activities:
Repayment of long-term debt (including premiums)	(1,200)	(76,037)
Principal payments on capital lease and financing obligations	(2,483)	(3,007)
Payment of debt modification costs	(1,282)	—
Dividends paid on common stock	(14,512)	—
Repurchase of restricted stock	(2,590)	(859)
Proceeds from stock options exercised	3,018	2,045
Excess tax benefit from share-based compensation	966	2,421
Change in restricted cash	(2,681)	(2,639)
Cash flows used in financing activities	(20,764)	(78,076)
Net change in cash and cash equivalents	52,845	(12,007)
Cash and cash equivalents at beginning of period	64,537	60,691
Cash and cash equivalents at end of period	$117,382	$48,684
Supplemental disclosures:
Interest paid in cash	$9,030	$14,777
Income taxes paid in cash	$912	$1,545

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2013.

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters of each year are reported as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2013 ended on March 31, 2013; the first fiscal quarter of 2012 ended on April 1, 2012.

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

3. Accounting Policies

Accounting Standards Adopted in the Current Fiscal Year

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, Intangibles - Testing Indefinite Lived Intangibles for Impairment (“ASU 2012-02”). ASU 2012-02 allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test on indefinite-lived intangibles. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. The adoption of ASU 2012-02 as of January 1, 2013 did not have any impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-06, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-06”). The amendments in ASU 2013-06 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of accumulated other comprehensive income in their entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. The adoption of ASU 2013-06 as of January 1, 2013 did not have any impact on the Company's consolidated financial statements or disclosures therein because the Company had no material amount of reclassifications.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Newly Issued Accounting Standards Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements as the amount the entity agreed to pay on the basis of the arrangement among its co-obligors plus the amount an entity expects to pay on behalf of co-obligors. ASU 2013-04 also requires an entity to disclose the nature, amount and other information about each obligation or group of similar obligations. The Company will be required to adopt these amendments effective January 1, 2014, and is currently evaluating the potential impact, if any, on its consolidated financial statements.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company or that no material effect is expected on the consolidated financial statements as a result of future adoption.

4. Long-Term Debt

Long-term debt consisted of the following components:

	March 31, 2013	December 31, 2012
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 3.75% as of March 31, 2013 and 4.25% as of December 31, 2012	$470.8	$472.0
Senior Notes due October 2018, at a fixed rate of 9.5%	760.8	760.8
Discount	(22.5)	(23.3)
Total long-term debt	1,209.1	1,209.5
Less current maturities	(4.7)	(7.4)
Long-term debt, less current maturities	$1,204.4	$1,202.1

For a description of the respective instruments, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Debt Modification Costs

On February 4, 2013, the Company entered into Amendment No. 2 (''Amendment No. 2'') to the Credit Agreement dated October 8, 2010. For a description of Amendment No. 2, refer to Note 23 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Fees of $1.3 million paid to third parties in connection with Amendment No. 2 were included as “Debt modification costs” in the Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2013.

Loss on Extinguishment of Debt

During the three months ended March 31, 2013 and 2012, the Company recognized loss on extinguishment of debt as follows:

Quarter Ended	Instrument Repaid/Retired	Face Amount Repaid/Retired	Cash Paid	Loss (1)
		(In millions)
March 2013	Term Loans	$1.2	$1.2	$0.0
	Total 2013	$1.2	$1.2	$0.0

March 2012	Term Loans	$70.5	$70.5	$1.9
March 2012	Senior Notes	5.0	5.5	0.7
	Total 2012	$75.5	$76.0	$2.6
(1) Including write-off of the discount and deferred financing costs related to the debt retired.

Compliance with Covenants and Restrictions

The Company was in compliance with all the covenants and restrictions related to its Senior Secured Credit Facility and Senior Notes as of March 31, 2013.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Financing Obligations

As of March 31, 2013, future minimum lease payments under financing obligations during the initial terms of the leases related to sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
Remainder of 2013	$4.5
2014	6.1
2015(1)	6.6
2016	6.1
2017	5.6
Thereafter	104.2
Total minimum lease payments	133.1
Less: interest	(81.0)
Total financing obligations	52.1
Less: current portion(2)	(0.1)
Long-term financing obligations	$52.0

(1)     Due to the varying closing dates of the Company’s fiscal years, 13 monthly payments will be made in fiscal 2015.
(2)     Included in “current maturities of capital lease and financing obligations” on the consolidated balance sheet.

6. Impairment and Closure Charges

The Company assesses tangible long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The following table summarizes the components of impairment and closure charges for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Impairment and closure charges:
Impairment	$—	$0.3
Closure charges	0.8	0.4
Total impairment and closure charges	$0.8	$0.7

Closure charges for the three months ended March 31, 2013 totaled $0.8 million, primarily related to an increase in the reserve for certain IHOP restaurants closed in previous periods.

Impairment and closure charges for the three months ended March 31, 2012 totaled $0.7 million. The impairment charge related to a parcel of land previously intended for future restaurant development. The closure charges primarily related to several individually insignificant closures of restaurants.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Income Taxes

The effective tax rate was 39.6% for the three months ended March 31, 2013 as compared to 36.1% for the three months ended March 31, 2012. The effective tax rate increased due to lower income tax credits, primarily FICA tip and other compensation-related tax credits as a result of the refranchising and sale of related assets of Applebee's company-operated restaurants in 2012, and an increase in unrecognized tax benefits.

 The total gross unrecognized tax benefit as of March 31, 2013 was $6.6 million, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $5.2 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

As of March 31, 2013, the accrued interest and penalties were $2.6 million and $0.1 million, respectively, excluding any related income tax benefits. As of December 31, 2012, accrued interest and penalties were $1.4 million and $0.2 million, respectively, excluding any related income tax benefits. The increase of $1.2 million of accrued interest is primarily related to an increase in unrecognized tax benefits as a result of recent audits by taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Income and Comprehensive Income.

The Company files federal income tax returns and the Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2008. The Internal Revenue Service is currently examining the Company's U.S. federal income tax return for the tax years 2008 to 2010. The examination is anticipated to be completed in 2013.

8. Stock-Based Compensation

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

The nonqualified stock options generally vest ratably over a three-year period in one-third increments and have a term of ten years from the grant date. Option exercise prices equal the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant. Restricted stock and restricted stock units are issued at no cost to the holder and vest over terms determined by the Compensation Committee of the Company’s Board of Directors, generally three years following the grant date.

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Total stock-based compensation:
Equity classified awards	$3.2	$3.8
Liability classified awards	0.5	0.7
Total pretax compensation expense	3.7	4.5
Tax benefit	(1.4)	(1.7)
Total stock-based compensation expense, net of tax	$2.3	$2.8

As of March 31, 2013, total unrecognized compensation cost related to restricted stock and restricted stock units of $13.0 million and $8.2 million related to stock options is expected to be recognized over a weighted average period of approximately 1.8 years for restricted stock and restricted stock units and approximately 2.0 years for stock options.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Equity Classified Awards - Stock Options

The estimated fair values of the stock options granted during the three months ended March 31, 2013 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	0.78%
Weighted average historical volatility	83.4%
Dividend yield	4.15%
Expected years until exercise	4.61
Forfeitures	11.0%
Weighted average fair value of options granted	$36.00

Option balances as of March 31, 2013 and activity related to the Company’s stock options during the three months then ended were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	958,246	$39.67
Granted	81,328	72.28
Exercised	(78,445)	38.48
Outstanding at March 31, 2013	961,129	42.53	6.8	$25,500,000
Vested at March 31, 2013 and Expected to Vest	919,221	41.78	6.7	$25,100,000
Exercisable at March 31, 2013	679,959	$36.93	6.0	$21,700,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of March 31, 2013 and activity related to restricted stock and restricted stock units for the three months then ended is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	346,563	$44.74	33,242	$41.19
Granted	84,113	$72.18	14,379	$72.04
Conversion of cash-settled restricted stock units	—	—	37,184	$72.28
Released	(89,009)	$29.23	(39,000)	$54.66
Forfeited	(11,602)	$47.27	—	—
Outstanding at March 31, 2013	330,065	$55.77	45,805	$64.57

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Liability Classified Awards - Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	37,184	$66.13
Conversion to stock-settled restricted stock units	(37,184)	$72.28
Outstanding at March 31, 2013	—	—

The Company previously had issued shares of cash-settled restricted stock units to members of the Board of Directors. Originally these instruments were expected to be settled in cash and were recorded as liabilities based on the closing price of the Company’s common stock as of each period end. In February 2013, it was determined that these restricted stock units would be settled in shares of common stock and all outstanding restricted stock units were converted to equity classified awards. For the three months ended March 31, 2013 and 2012, $0.3 million and $0.3 million, respectively, were included in pretax stock-based compensation expense for the cash-settled restricted stock units. At December 31, 2012, liabilities of $2.4 million were included as other accrued expenses in the consolidated balance sheets.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards to certain employees ("LTIP awards"). Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total shareholder return of DineEquity, Inc. common stock compared to the total shareholder returns of a peer group of companies. Though LTIP awards are both denominated and paid only in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are considered liability classified awards. For the three months ended March 31, 2013 and 2012, $0.2 million and $0.4 million, respectively, were included in stock-based compensation expense related to the LTIP awards. At March 31, 2013 and December 31, 2012, liabilities of $2.5 million and $4.5 million, respectively, were included as accrued employee compensation and benefits in the consolidated balance sheet.

9. Segments

The Company’s revenues and expenses are recorded in four segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of March 31, 2013, the franchise operations segment consisted of (i) 2,008 restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 15 countries outside the United States; and (ii) 1,577 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and seven countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products (primarily pancake and waffle dry mixes for the IHOP restaurants), IHOP franchise advertising fees and the portion of the franchise fees allocated to IHOP and Applebee's intellectual property.  Franchise operations expenses include IHOP advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.

At March 31, 2013, the company restaurant operations segment consisted of 23 Applebee’s company-operated restaurants, 10 IHOP company-operated restaurants and two IHOP restaurants reacquired from franchisees and operated by IHOP on a temporary basis until refranchised, all located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs.

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Information on segments for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Revenues from External Customers
Franchise operations	$111.9	$108.4
Company restaurants	16.5	100.9
Rental operations	31.0	32.0
Financing operations	3.8	4.3
Total	$163.2	$245.6
Interest Expense
Company restaurants	$0.1	$0.1
Rental operations	4.1	4.4
Corporate	25.3	30.2
Total	$29.5	$34.7
Depreciation and amortization
Franchise operations	$2.8	$2.5
Company restaurants	0.5	2.4
Rental operations	3.4	3.5
Corporate	2.1	2.1
Total	$8.8	$10.5
Income (loss) before income taxes
Franchise operations	$83.7	$80.8
Company restaurants	0.2	16.7
Rental operations	6.7	7.5
Financing operations	3.8	3.6
Corporate	(64.2)	(59.6)
Total	$30.2	$49.0

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Net Income per Share

The computation of the Company’s basic and diluted net income per share was as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share data)
Numerator for basic and dilutive income per common share:
Net income	$18,239	$31,344
Less: Net income allocated to unvested participating restricted stock	(329)	(796)
Less: Accretion of Series B Convertible Preferred Stock	—	(668)
Net income available to common stockholders - basic	17,910	29,880
Effect of unvested participating restricted stock in two-class calculation	1	40
Accretion of Series B Convertible Preferred Stock	—	668
Net income available to common stockholders - diluted	$17,911	$30,588
Denominator:
Weighted average outstanding shares of common stock - basic	18,911	17,682
Dilutive effect of:
Stock options	282	316
Series B Convertible Preferred Stock	—	653
Weighted average outstanding shares of common stock - diluted	19,193	18,651
Net income per common share:
Basic	$0.95	$1.69
Diluted	$0.93	$1.64

11. Fair Value Measurements
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

The fair values of non-current financial liabilities at March 31, 2013 and December 31, 2012, determined based on Level 2 inputs, were as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, less current maturities	$1,204.4	$1,338.4	$1,202.1	$1,334.2

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies

Litigation, Claims and Disputes

The Company is subject to various lawsuits, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. The Company is required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of the Company's litigation are expensed as such fees and expenses are incurred. Management regularly assesses the Company's insurance deductibles, analyzes litigation information with the Company's attorneys and evaluates the Company's loss experience in connection with pending legal proceedings. While the Company does not presently believe that any of the legal proceedings to which it is currently a party will ultimately have a material adverse impact on the Company, there can be no assurance that the Company will prevail in all the proceedings the Company is party to, or that the Company will not incur material losses from them.

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $444.9 million as of March 31, 2013. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2013 through 2048. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 31, 2013.

Contingencies

In February 2013, an IHOP franchisee which owns and operates 19 restaurants located in the states of Illinois, Wisconsin and Missouri filed for bankruptcy protection. This franchisee currently is operating all of its restaurants in the normal course of business and is current on all financial obligations to the Company.

In April 2013, an Applebee's franchisee which owns and operates 33 restaurants located in the state of Illinois also filed for bankruptcy protection. In connection with the bankruptcy filing, this franchisee expects to close eight restaurants. This franchisee currently is operating its remaining restaurants in the normal course of business and is current on all financial obligations to the Company.

Based on currently available information, the Company cannot determine whether either of these bankruptcy proceedings will have a material adverse impact on its results of operations for the 2013 fiscal year or, if such material adverse impact were to occur, the magnitude of the impact.

13.  Consolidating Financial Information

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Balance Sheet
March 31, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$52.8	$63.7	$0.9	$—	$117.4
Receivables, net	3.3	86.2	0.1	(8.0)	81.6
Prepaid expenses and other current assets	165.4	49.5	—	(165.4)	49.5
Deferred income taxes	(1.8)	21.1	0.8	—	20.0
Assets held for sale	—	—	—	—	—
Intercompany	(382.5)	377.0	5.5	—	—
Total current assets	(162.9)	597.4	7.3	(173.4)	268.5
Long-term receivables	—	208.3	—	—	208.3
Property and equipment, net	23.1	265.7	0.9	—	289.7
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	803.1	—	—	803.1
Other assets, net	18.3	92.3	—	—	110.6
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,576.1	$2,664.3	$8.3	$(1,871.0)	$2,377.7
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$12.7	$—	$—	$(8.0)	$4.7
Accounts payable	1.9	30.3	—	—	32.2
Accrued employee compensation and benefits	5.5	5.4	—	—	11.0
Gift card liability	—	107.4	—	—	107.4
Other accrued expenses	22.5	213.9	0.1	(165.4)	71.1
Total current liabilities	42.7	357.0	0.1	(173.4)	226.3
Long-term debt	1,204.4	—	—	—	1,204.4
Financing obligations	—	52.0	—	—	52.0
Capital lease obligations	—	121.5	—	—	121.5
Deferred income taxes	2.1	350.4	(0.2)	—	352.2
Other liabilities	5.8	93.4	1.0	—	100.2
Total liabilities	1,255.0	974.3	0.9	(173.4)	2,056.7
Total stockholders’ equity	321.2	1,690.0	7.4	(1,697.6)	321.0
Total liabilities and stockholders’ equity	$1,576.1	$2,664.3	$8.3	$(1,871.0)	$2,377.7
(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Balance Sheet
December 31, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$9.9	$54.0	$0.6	$—	$64.5
Receivables, net	2.8	133.7	0.1	(8.0)	128.6
Prepaid expenses and other current assets	151.3	64.6	—	(136.3)	79.5
Deferred income taxes	(3.2)	24.1	0.8	—	21.8
Intercompany	(394.9)	389.0	6.0	—	—
Total current assets	(234.1)	665.4	7.5	(144.3)	294.5
Long-term receivables	—	212.3	—	—	212.3
Property and equipment, net	23.2	270.2	0.9	—	294.4
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	806.1	—	—	806.1
Other assets, net	18.4	92.3	—	—	110.7
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,505.1	$2,743.8	$8.5	$(1,841.9)	$2,415.4
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$15.4	$—	$—	$(8.0)	$7.4
Accounts payable	1.4	29.3	0.1	—	30.8
Accrued employee compensation and benefits	9.4	13.0	—	—	22.4
Gift card liability	—	161.7	—	—	161.7
Other accrued expenses	(42.5)	223.8	0.5	(136.3)	45.5
Total current liabilities	(16.3)	427.8	0.6	(144.3)	267.8
Long-term debt	1,202.1	—	—	—	1,202.1
Financing obligations	—	52.0	—	—	52.0
Capital lease obligations	—	124.4	—	—	124.4
Deferred income taxes	4.7	357.7	(0.2)	—	362.2
Other liabilities	5.6	91.9	0.7	—	98.2
Total liabilities	1,196.1	1,053.8	1.1	(144.3)	2,106.6
Total stockholders’ equity	309.0	1,690.0	7.4	(1,697.6)	308.8
Total liabilities and stockholders’ equity	$1,505.1	$2,743.8	$8.5	$(1,841.9)	$2,415.4
(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended March 31, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$0.7	$127.3	$0.3	$—	$128.3
Rental revenues	—	31.0	—	—	31.0
Financing revenues	—	3.8	—	—	3.8
Total revenue	0.7	162.1	0.3	—	163.2
Franchise and restaurant expenses	0.8	43.6	—	—	44.5
Rental expenses	—	24.3	—	—	24.3
Financing expenses	—	—	—	—	—
General and administrative	9.2	24.5	0.3	—	34.0
Interest expense	25.0	0.3	—	—	25.3
Amortization of intangible assets	—	3.1	—	—	3.1
Impairment and closure	—	0.7	0.1	—	0.8
Gain on disposition of assets	—	(0.1)	(0.3)	—	(0.3)
Loss on extinguishment of debt	—	—	—	—	—
Debt modification costs	1.3	—	—	—	1.3
Intercompany dividend	(39.8)	—	—	39.8	—
Income (loss) before income taxes	4.2	65.7	0.1	(39.8)	30.2
Benefit (provision) for income taxes	14.1	(26.0)	—	—	(12.0)
Net (loss) income	$18.2	$39.7	$0.1	$(39.8)	$18.2
Total comprehensive income	$18.2	$39.7	$0.1	$(39.8)	$18.2

Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended March 31, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$0.6	$208.4	$0.3	$—	$209.3
Rental revenues	—	32.0	—	—	32.0
Financing revenues	—	4.3	—	—	4.3
Total revenue	0.6	244.7	0.3	—	245.6
Franchise and restaurant expenses	0.6	111.2	—	—	111.8
Rental expenses	—	24.5	—	—	24.5
Financing expenses	—	0.7	—	—	0.7
General and administrative	7.1	32.1	0.5	—	39.6
Interest expense	27.4	2.8	—	—	30.2
Amortization of intangible assets	—	3.1	—	—	3.1
Impairment and closure	—	0.4	0.3	—	0.7
Gain on disposition of assets	—	(16.4)	(0.3)	—	(16.7)
Loss on extinguishment of debt	2.6	—	—	—	2.6
Intercompany dividend	(54.1)	—	—	54.1	—
Income (loss) before income taxes	17.0	86.3	(0.2)	(54.1)	49.0
Benefit (provision) for income taxes	14.3	(32.0)	—	—	(17.7)
Net (loss) income	$31.3	$54.3	$(0.2)	$(54.1)	$31.3
Total comprehensive income	$31.3	$54.5	$(0.2)	$(54.1)	$31.5
(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 Supplemental Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(14.5)	$85.5	$0.2	—	$71.2
Investing cash flows:
Additions to property and equipment	(0.9)	(0.6)	—	—	(1.5)
Principal receipts from long-term receivables	—	—	—	—	3.8
Proceeds from sale of assets	—	3.8	—	—	—
Other	—	0.1	—	—	0.1
Cash flows provided by (used in) investing activities	(0.9)	3.3	—	—	2.4
Financing cash flows:
Payment of debt	(1.2)	(2.5)	—	—	(3.7)
Payment of debt modification costs	(1.3)	—	—	—	(1.3)
Purchase of common stock	—	—	—	—	—
Dividends paid on common stock	(14.5)	—	—	—	(14.5)
Restricted cash	—	(2.7)	—	—	(2.7)
Other	1.3	0.1	—	—	1.4
Intercompany transfers	74.0	(74.0)	—	—	—
Cash flows provided by (used in) financing activities	58.2	(79.0)	—	—	(20.8)
Net change	42.9	9.7	0.2	—	52.8
Beginning cash and equivalents	9.9	54.0	0.6	—	64.5
Ending cash and equivalents	$52.8	$63.7	$0.9	—	$117.4

Supplemental Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(15.0)	$59.8	$(0.1)	—	$44.7
Investing cash flows:
Additions to property and equipment	(1.3)	(2.8)	—	—	(4.1)
Principal receipts from long-term receivables	—	3.4	—	—	3.4
Proceeds from sale of assets	—	21.4	—	—	21.4
Other	—	0.7	—	—	0.7
Cash flows provided by (used in) investing activities	(1.3)	22.7	—	—	21.4
Financing cash flows:
Payment of debt	(76.0)	(3.0)	—	—	(79.0)
Restricted cash	—	(2.6)	—	—	(2.6)
Other	3.1	0.4	—	—	3.6
Intercompany transfers	87.0	(87.5)	0.5	—	—
Cash flows provided by (used in) financing activities	14.1	(92.7)	0.5	—	(78.1)
Net change	(2.2)	(10.2)	0.4	—	(12.0)
Beginning cash and equivalents	9.9	50.4	0.4	—	60.7
Ending cash and equivalents	$7.7	$40.2	$0.8	—	$48.7
(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

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

Overview

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Except where the context indicates otherwise, the words “we,” “us,” “our” and the “Company” refer to DineEquity, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Through various subsidiaries we own, franchise and operate two restaurant concepts: Applebee's Neighborhood Grill & Bar® (“Applebee's”), in the bar and grill segment of the casual dining category of the restaurant industry, and International House of Pancakes® (“IHOP®”), in the family dining category of the restaurant industry. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company.

Domestically, Applebee's restaurants are located in every state except Hawaii, while IHOP restaurants are located in all 50 states and the District of Columbia. Internationally, Applebee's restaurants are located in one United States territory and 15 foreign countries; IHOP restaurants are located in two United States territories and seven foreign countries. With over 3,600 franchised and company-operated restaurants combined, we believe we are one of the largest full-service restaurant companies in the world.

Key Performance Indicators

In evaluating and assessing the performance of our business, we consider our key performance indicators to be: (i) the percentage change in domestic system-wide same-restaurant sales; (ii) net franchise restaurant development; (iii) consolidated cash from operations; and (iv) consolidated free cash flow. An overview of these metrics for the three months ended March 31, 2013 is as follows:

	Applebee's	IHOP
Percentage change in domestic system-wide same-restaurant sales	(1.3)%	(0.5)%
Net franchise restaurant development(1)	(3)	8

(1) Franchise and area license openings, net of closings
We consider consolidated cash from operations and consolidated free cash flow (cash provided by operating activities, plus receipts from notes, equipment contracts and other long-term receivables, less dividends paid and additions to property and equipment) to be key indicators of consolidated performance. Consolidated cash from operations and consolidated free cash flow for the three months ended March 31, 2013 were $71.2 million and $59.0 million, respectively.
Additional information on each of our key performance indicators is presented under the captions "Restaurant Data," "Restaurant Development Activity," and "Liquidity and Capital Resources" that follow.

Capital Allocation Strategy

On February 26, 2013, our Board of Directors approved a capital allocation strategy that incorporates the return of a significant portion of our cash flow to our stockholders. The Board of Directors approved the payment of a first quarter cash dividend of $0.75 per share of our common stock, paid at the close of business on March 29, 2013 to the stockholders of record as of the close of business on March 15, 2013. The Board of Directors also approved a stock repurchase authorization of up to $100 million of our common stock, replacing the previously announced $45 million authorization, pursuant to which $21.2 million of common stock had been repurchased. As of March 31,2013 we may repurchase an additional $100 million of common stock under the new authorization.

Restaurant Data

The following table sets forth, for the three months ended March 31, 2013 and 2012, the number of effective restaurants in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. “Effective restaurants” are the number of restaurants in a given period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by the Company, as well as those owned by franchisees and area licensees. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that are usually based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

—	Three Months Ended March 31,
	2013	2012	2013	2012
	Applebee's		IHOP
	(unaudited)
Restaurant Data
Effective restaurants(a)
Franchise	2,006	1,855	1,408	1,374
Area license	—	—	167	164
Company	23	163	12	13
Total	2,029	2,018	1,587	1,551

System-wide(b)
Sales percentage change(c)	(0.4)%	1.7%	2.4%	2.9%
Domestic same-restaurant sales percentage change(d)	(1.3)%	1.2%	(0.5)%	(0.5)%

Franchise(b)(e)
Sales percentage change(c)	7.2%	7.2%	2.3%	2.8%
Domestic same-restaurant sales percentage change(d)	(1.2)%	1.0%	(0.5)%	(0.5)%
Average weekly domestic unit sales (in thousands)	$49.3	$50.1	$34.9	$35.0

Area License (b)
Sales percentage change(c)	—	—	4.1%	3.4%

(a)   “Effective restaurants” are the number of restaurants in a given fiscal period adjusted to account for restaurants open for only a portion of the period. Information is presented for all effective restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)   “System-wide” sales are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Reported sales (unaudited)
Applebee's franchise restaurant sales	$1,191.5	$1,111.5
IHOP franchise restaurant sales	$639.3	$624.9
IHOP area license restaurant sales	$64.9	$62.3

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

(e)   The sales percentage change for the three months ended March 31, 2013 and 2012 for Applebee’s franchise restaurants was impacted by the refranchising of 154 company-operated restaurants during 2012.

Restaurant Development Activity

The following table summarizes Applebee’s restaurant development and franchising activity:

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Applebee's Restaurant Development Activity
Beginning of period	2,034	2,019
New openings:
Franchise	2	6
Total new openings	2	6
Closings:
Franchise	(5)	(4)
Total closings	(5)	(4)
End of period	2,031	2,021
Summary - end of period
Franchise	2,008	1,861
Company	23	160
Total	2,031	2,021
Restaurant Franchising Activity
Domestic franchise openings	2	1
International franchise openings	—	5
Refranchised	—	17
Total restaurants franchised	2	23
Closings:
Domestic franchise	(3)	(2)
International franchise	(2)	(2)
Total franchise closings	(5)	(4)
Net franchise restaurant (reductions) additions	(3)	19

In 2013, we expect Applebee's franchisees to open a total of 40 to 50 new restaurants, approximately half of which are expected to be opened domestically. We currently do not plan to open any Applebee's company-operated restaurants. The actual number of openings may differ from both our expectations and development commitments due to various factors, including economic conditions, franchisee access to capital, and the impact of currency fluctuations on our international franchisees. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays and difficulties in obtaining regulatory approvals.

The following table summarizes IHOP restaurant development and franchising activity:

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,581	1,550
New openings:
Franchise	10	10
Area license	2	—
Total new openings	12	10
Closings:
Franchise	(4)	(5)
Area license	—	(1)
Total closings	(4)	(6)
End of period	1,589	1,554
Summary - end of period
Franchise	1,410	1,377
Area license	167	165
Company	12	12
Total	1,589	1,554
Restaurant Franchising Activity
Domestic franchise openings	8	9
International franchise openings	2	1
Area license openings	2	—
Refranchised	—	3
Total restaurants franchised	12	13
Closings:
Domestic franchise	(4)	(5)
Area license	—	(1)
Total franchise closings	(4)	(6)
Reacquired by the Company	—	—
Net franchise restaurant additions	8	7

In 2013, we expect IHOP franchisees to open a total of 50 to 60 new restaurants, primarily in the domestic market. The actual number of openings in any period may differ from both our expectations and the number of signed commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors including weather-related delays, other construction delays, difficulties in obtaining timely regulatory approvals, franchisee noncompliance with development agreements and various economic factors. We currently do not plan to open any new IHOP company-operated restaurants.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Sales Trends	Domestic System-wide Same-restaurant Sales
	Increase (Decrease)
	2011				2012				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Applebee’s
Quarter	3.9%	3.1%	(0.3)%	1.0%	1.2%	0.7%	2.0%	0.9%	(1.3)%
YTD	3.9%	3.5%	2.3%	2.0%	1.2%	1.0%	1.3%	1.2%	(1.3)%
IHOP
Quarter	(2.7)%	(2.9)%	(1.5)%	(1.0)%	(0.5)%	(1.4)%	(2.0)%	(2.6)%	(0.5)%
YTD	(2.7)%	(2.8)%	(2.4)%	(2.0)%	(0.5)%	(0.9)%	(1.3)%	(1.6)%	(0.5)%

Applebee’s domestic system-wide same-restaurant sales decreased 1.3% for the three months ended March 31, 2013, the first decline in the past six quarters. IHOP’s domestic system-wide same-restaurant sales decreased 0.5% for the three months ended March 31, 2013; this represented the smallest decrease for IHOP over the past four quarters. The decreases for both brands resulted from a decline in guest traffic, partially offset by an increase in average guest check.

The restaurant industry as a whole endured a difficult economic environment during the first quarter of 2013. Consumers' discretionary income was adversely impacted by several factors, including the expiration of the 2% payroll tax cut that had been in place in 2011 and 2012, rising fuel prices and a mandated delay in the processing of federal tax returns. While both brands did experience declines in same-restaurant sales for the first quarter of 2013, both brands outpaced the performance of their respective segments. Based on published industry data, the 1.3% decline in same-restaurant sales for Applebee's was approximately 1.6% better than the casual dining segment as a whole, while the 0.5% decline in same-restaurant sales for IHOP was approximately 2.5% better than the overall performance of the family dining segment. With respect to both brands, same-restaurant sales performance for the first three months of 2013 is not necessarily indicative of results expected for the full year.

We are working to restore same-restaurant sales and traffic momentum by differentiating our brands through innovative and creative advertising, by offering a value proposition that resonates with our guests, and by providing a broad array of craveable menu items to entice repeat visits for dining experiences unique to Applebee's and IHOP. Continually refining our menu is an important part of the dining experience for our guests. In January 2013 we introduced the first of three new IHOP menus planned for this year. The second launch is scheduled for June and the third is slated for late 2013. Our menu strategy has three objectives: (i) simplify the ordering process with a new menu layout that includes improved photography highlighting our offerings; (ii) reduce the overall number of menu items over time to lessen complexity; and (iii) introduce new and exciting menu offerings and categories. In the first quarter, IHOP launched our new line of breakfast sandwiches, Griddle Melts, with an innovative national TV spot filmed in Times Square, featuring testimonials from real consumers about how much they love our new sandwiches.

Applebee's refreshed their popular "2 for $20" value offering in February with the inclusion of two new dishes inspired by New Orleans-style cuisine. Applebee's also continues to build on its leadership in offering low-calorie choices in the casual dining category by refreshing the "Unbelievably Great Tasting and Under 550 Calories" menu with the introduction of Zesty Roma Chicken & Shrimp and Lemon Parmesan Shrimp as part of our "Taste It, Believe It" campaign.

Franchisee Matters

From time to time, our franchisees may experience financial difficulties, including bankruptcy.

In February 2013, an IHOP franchisee which owns and operates 19 restaurants located in the states of Illinois, Wisconsin and Missouri filed for bankruptcy protection. This franchisee currently is operating all of its restaurants in the normal course of business and is current on all financial obligations to us.

In April 2013, an Applebee's franchisee which owns and operates 33 restaurants located in the state of Illinois also filed for bankruptcy protection. In connection with the bankruptcy filing, this franchisee expects to close eight restaurants. This franchisee currently is operating its remaining restaurants in the normal course of business and is current on all financial obligations to us.

Based on currently available information, we cannot determine whether either of these bankruptcy proceedings will have a material adverse impact on our results of operations for the 2013 fiscal year or, if such material adverse impact were to occur, the magnitude of the impact.

Comparison of the Three Months ended March 31, 2013 and 2012

Results of Operations

Key components of changes in our financial results for the three months ended March 31, 2013 compared to the same period of 2012 are summarized below and discussed in the sections that follow:

•
 Revenue decreased $82.4 million, primarily due to the refranchising of Applebee's company-operated restaurants, partially offset by higher franchise royalty revenues resulting from the increase in the number of Applebee’s and IHOP franchise restaurants;

•	Segment profit decreased $14.2 million, comprised as follows:

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2013	2012	Variance
	(In millions)
Franchise operations	$83.7	$80.8	$2.9
Company restaurant operations	0.2	16.7	(16.5)
Rental operations	6.7	7.5	(0.8)
Financing operations	3.8	3.6	0.2
Total	$94.4	$108.6	$(14.2)

The decline in segment profit was primarily due to the refranchising of Applebee’s company-operated restaurants and a 1.3% decrease in Applebee's domestic same-restaurant sales, partially offset by an increase in the number of Applebee’s and IHOP franchise restaurants;

•
We recognized a gain on disposition of assets of $0.3 million for the three months ended March 31, 2013, compared with a gain on disposition of assets of $16.7 million in the first quarter of 2012. With the completion of our strategy to refranchise the significant majority of Applebee's company-operated restaurants in October 2012, we do not expect gains or losses on dispositions of company-operated restaurants will be significant for the foreseeable future;

•
General and administrative ("G&A") expenses decreased $5.6 million, primarily due to lower compensation costs resulting from the staff restructuring initiatives announced in the third quarter of 2012 and from the refranchising of Applebee's company-operated restaurants; and

•	Interest expense decreased $4.9 million primarily due to our reduction of debt balances over the past 12 months, in addition to a lower interest rate on our Term Loan.

Franchise Operations

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2013	2012	Variance	% Change (1)
	(In millions)
Franchise Revenues
Applebee’s	$50.7	$47.5	$3.2	6.7%
IHOP	41.2	41.2	—	—%
IHOP advertising	20.0	19.7	0.3	1.4%
Total franchise revenues	111.9	108.4	3.5	3.2%
Franchise Expenses
Applebee’s	1.5	0.8	(0.7)	(89.3)%
IHOP	6.7	7.1	0.4	5.8%
IHOP advertising	20.0	19.7	(0.3)	(1.4)%
Total franchise expenses	28.2	27.6	(0.6)	(2.0)%
Franchise Segment Profit
Applebee’s	49.2	46.8	2.5	5.3%
IHOP	34.5	34.0	0.4	1.2%
Total franchise segment profit	$83.7	$80.8	$2.9	3.6%
Segment profit as % of revenue (1)	74.8%	74.5%
 _____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

The $3.2 million increase in Applebee’s franchise revenue was primarily attributable to increased royalty revenue resulting from the refranchising of 154 company-operated restaurants in 2012 (17 in the first quarter, 98 in the third quarter and 39 in the fourth quarter), partially offset by a 1.2% decrease in domestic same-restaurant sales. IHOP franchise revenue (other than advertising) was unchanged from the prior year as higher royalty revenues resulting from a 2.5% increase in effective franchise units were offset by a decrease in sales of pancake and waffle dry mix.

IHOP’s franchise expenses are substantially higher than Applebee’s due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, Applebee’s national advertising fund activity constitutes an agency transaction and therefore is not recognized as franchise revenue and expense. The increase in IHOP advertising revenue and expense is primarily due to the increase in effective franchise restaurants partially offset by the decrease in domestic franchise same-restaurant sales.

The increase in franchise segment profit is primarily due to an increase in effective franchise restaurants due to the refranchising of Applebee’s company-operated restaurants.

Company Restaurant Operations

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2013	2012	Variance	% Change (1)
	(In millions)
Company restaurant sales	$16.5	$100.9	$(84.4)	(83.7)%
Company restaurant expenses	16.3	84.2	67.9	80.7%
Company restaurant segment profit	$0.2	$16.7	$(16.5)	(98.9)%
Segment profit as % of revenue (1)	1.1%	16.6%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

As of March 31, 2013, company restaurant operations comprised 23 Applebee’s company-operated restaurants and 10 IHOP company-operated restaurants. We operate these restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models. Additionally, two IHOP restaurants reacquired from franchisees are currently being operated by IHOP on a temporary basis until refranchised. The impact of the 12 IHOP company-operated restaurants on all variances between the three months ended March 31, 2013 and the same period of 2012 was negligible.

Consolidated company restaurant sales decreased $84.4 million, of which $83.5 million was due to the refranchising of 154 Applebee's company-operated restaurants in 2012 (17 in the first quarter, 98 in the third quarter and 39 in the fourth quarter).

Consolidated company restaurant expenses decreased $67.9 million, all of which was due to the refranchising of the 154 Applebee's company-operated restaurants noted above.

Rental Operations

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2013	2012	Variance	% Change (1)
	(In millions)
Rental revenues	$31.0	$32.0	$(1.0)	(3.1)%
Rental expenses	24.3	24.5	0.3	1.1%
Rental operations segment profit	$6.7	$7.5	$(0.8)	(9.8)%
Segment profit as % of revenue (1)	21.7%	23.3%
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

Rental revenue decreased due to typical declines in level rent adjustments as leases approach the midpoint of the average lease term and in interest income as direct financing leases are repaid.

Financing Operations

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2013	2012	Variance	% Change (1)
	(In millions)
Financing revenues	$3.8	$4.3	$(0.5)	(10.4)%
Financing expenses	—	0.7	0.7	n.m.
Financing operations segment profit	$3.8	$3.6	$0.2	5.8%
Segment profit as % of revenue (1)	100.0%	84.7%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above
n.m. - not meaningful

All of our financing operations relate to IHOP franchise restaurants. The decline in financing revenues was primarily due to a decrease in interest revenue due to the progressive decline in note balances as a result of repayments and a decrease in refranchising activity related to IHOP restaurants reacquired from franchisees. There were no costs associated with refranchising activity in the first quarter of 2013.

Other Expense and Income Components

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2013	2012	Variance	% Change (1)
	(In millions)
General and administrative expenses	$34.0	$39.6	$5.6	14.1%
Interest expense	25.3	30.2	4.9	16.3%
Amortization of intangible assets	3.1	3.1	—	0.1%
Impairment and closure charges	0.8	0.7	(0.1)	(16.1)%
Loss on extinguishment of debt	0.0	2.6	2.6	n.m.
Debt modification costs	1.3	—	(1.3)	n.m.
Gain on disposition of assets	(0.3)	(16.7)	(16.4)	n.m.
Provision for income taxes	12.0	17.7	5.8	32.5%
 _____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above
n.m. - not meaningful

General and Administrative Expenses

G&A expenses decreased by $5.6 million compared to the same period of the prior year. Approximately $4.8 million of the decrease was due to lower compensation costs, primarily due to: (i) lower salaries and benefits resulting from the restructuring initiatives announced in the third quarter of 2012 and from the refranchising of Applebee's company-operated restaurants; (ii) lower severance charges; (iii) lower stock-based compensation costs; and (iv) lower bonus expenses.

Interest Expense

Interest expense decreased by $4.9 million compared to the same period of the prior year due to a reduction of outstanding debt balances. Average interest-bearing debt outstanding (our Term Loans, Senior Notes and financing obligations) during the three months ended March 31, 2013 was approximately $280 million lower than the same period of the prior year. Additionally, the variable interest rate on our Term Loans declined 50 basis points from 4.25% to 3.75% as a result of a debt modification in February 2013 and the stability in LIBOR interest rates (see "Liquidity and Capital Resources of the Company - February 2013 Amendment to Credit Agreement").

Impairment and Closure Charges

Impairment and closure charges were $0.8 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. There were no individually significant transactions in either period.

During the quarter ended March 31, 2013, we performed our quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets that primarily consist of our trade name. No such indicators were noted.

Debt Modification Costs

On February 4, 2013, we entered into Amendment No. 2 (''Amendment No. 2'') to the Credit Agreement dated October 8, 2010. The key provisions of Amendment No. 2 are discussed under "Liquidity and Capital Resources - February 2013 Amendment to Credit Agreement." Fees paid to third parties of $1.3 million in connection with Amendment No. 2 were included as “Debt modification costs” in the Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2013.

Gain on Disposition of Assets

We recognized a gain on disposition of assets of $0.3 million for the three months ended March 31, 2013 compared to a gain of $16.7 million in the same period of 2012. There were no individually significant dispositions during the three months ended March 31, 2013. During the three months ended March 31, 2012, we completed the refranchising and sale of related restaurant assets of 17 Applebee's company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee. With the completion in October 2012 of our strategy to refranchise the substantial majority of Applebee's company-operated restaurants, we do not expect gains or losses on dispositions of company-operated restaurants will be significant for the foreseeable future.

Loss on Extinguishment of Debt

During the three months ended March 31, 2013 and 2012, the Company recognized the following loss on extinguishment of debt:

Quarter Ended	Instrument Repaid/Retired	Face Amount Repaid/Retired	Cash Paid	Loss (1)
		(In millions)
March 2013	Term Loans	$1.2	$1.2	$0.0
	Total 2013	$1.2	$1.2	$0.0

March 2012	Term Loans	$70.5	$70.5	$1.9
March 2012	Senior Notes	5.0	5.5	0.7
	Total 2012	$75.5	$76.0	$2.6
_____________________________________________________
(1) Including write-off of the discount and deferred financing costs related to the debt retired.

Any write-off the discount and deferred financing costs is proportional to the amount of debt retired. As the amount of debt retired in the first quarter of 2013 is substantially less than the first quarter of 2012, the loss on debt extinguishment is substantially smaller, as well.

Provision for Income Taxes

Our effective tax rate was 39.6% for the three months ended March 31, 2013 compared to 36.1% for the three months ended March 31, 2012. The effective tax rate increased due to a smaller amount of income tax credits, primarily FICA tip and other compensation-related tax credits that are lower due to the refranchising and sale of related assets of Applebee's company-operated restaurants, and to an increase in unrecognized tax benefits.

Liquidity and Capital Resources

Credit Facilities

We have a $75.0 million revolving credit facility (the "Revolving Facility") under our Credit Agreement. During the first three months of 2013, we did not utilize the Revolving Facility. Our available borrowing capacity under the Revolving Facility is reduced by outstanding letters of credit, which totaled $10.9 million at March 31, 2013.

Based on our current level of operations, we believe that our cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Facility will be adequate to meet our investing and financing cash outflows over the next twelve months.

Debt Covenants

Pursuant to our Credit Agreement, we are required to comply with a maximum consolidated leverage ratio and a minimum consolidated cash interest coverage ratio. Our current maximum consolidated leverage ratio of total debt (net of unrestricted cash not to exceed $75 million) to adjusted EBITDA is 7.0:1. Our current minimum ratio of adjusted EBITDA to consolidated cash interest is 1.75:1. Compliance with each of these ratios is required quarterly, calculated on a trailing four-quarter basis. The ratio thresholds become more rigorous over time. The maximum consolidated leverage ratio, which began at 7.5:1, declines in annual 25-basis-point decrements beginning with the first quarter of 2012 to 6.5:1 by the first quarter of 2015, then to 6.0:1 for the first quarter of 2016 until the Credit Agreement expires in October 2017. The minimum consolidated cash interest coverage ratio began at 1.5:1, increased to 1.75:1 beginning with the first quarter of 2013 and will increase to 2.0:1 beginning with the first quarter of 2016 and will remain at that level until the Credit Agreement expires in October 2017. There are no financial maintenance covenants associated with our Senior Notes.

For the trailing four quarters ended March 31, 2013, our consolidated leverage ratio was 4.7:1 and our consolidated cash interest coverage ratio was 2.5:1 (see Exhibit 12.1).

The adjusted EBITDA used in calculating these ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our income before income taxes, as determined in accordance with U.S. GAAP, and adjusted EBITDA used for covenant compliance purposes is as follows:
Trailing Twelve Months Ended March 31, 2013

(In thousands)
U.S. GAAP income before income taxes	$176,066
Interest charges	126,714
Loss on extinguishment of debt	2,963
Depreciation and amortization	37,911
Non-cash stock-based compensation	10,842
Impairment and closure charges	4,334
Other	15,613
Gain on sale of assets	(86,182)
EBITDA	$288,261

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

February 2013 Amendment to Credit Agreement
On February 4, 2013, we entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement. Pursuant to Amendment No. 2, the interest rate margin for term loans under the Credit Agreement ("Term Loans") was reduced from 2.00% to 1.75% for Base Rate-denominated loans and from 3.00% to 2.75% for LIBOR-based loans. The interest rate margin for Revolving Loans was reduced from 3.50% to 1.75% for Base Rate-denominated loans and from 4.50% to 2.75% for LIBOR-based loans. The interest rate floors used to determine the Base Rate and LIBOR reference rates for Term Loans were reduced from 2.25% to 2.00% for Base Rate-denominated Term Loans and from 1.25% to 1.00% for LIBOR-based Term Loans. The interest rate floors for Revolving Loans were eliminated. The commitment fee for the unused portion of the revolving credit facility was reduced from 0.75% to 0.50% and, if the consolidated leverage ratio is reduced below 4.75:1, from 0.50% to 0.375%. Based on LIBOR rates in effect through March 31, 2013, Amendment No. 2 lowered the interest rates on our LIBOR-based Term Loans from 4.25% to 3.75%.
In addition, Amendment No. 2 establishes the following thresholds for mandatory repayments of Term Loans: 50% of "Excess Cash Flow" (as defined in the Credit Agreement) if our consolidated leverage ratio is 5.75:1 or greater; 25% of Excess Cash Flow if our consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; and 0% of Excess Cash Flow if our consolidated leverage ratio is less than 5.25:1. Amendment No. 2 also revised the definition of “Permitted Amount” so that it is now measured on a quarterly basis for purposes of computing the permitted amount of restricted payments, which includes payment of dividends on and repurchases of our common stock. Finally, Amendment No.2 revised the definition of Excess Cash Flow to eliminate the deduction for any extraordinary receipts or disposition proceeds. All other material provisions, including maturity and covenants under the Credit Agreement, remain unchanged.
Concurrent with Amendment No. 2, on February 4, 2013, we borrowed $472.0 million under our Term Facility, retiring the same amount of then-outstanding borrowings under Amendment No. 1 to the Credit Agreement. Pursuant to Amendment No. 2, our minimum mandatory repayment of 1% per year is now based on this balance of $472.0 million, as compared to the previous outstanding balance of $742.0 million borrowed concurrent with Amendment No. 1.

Restricted Payments

The Credit Agreement contains covenants considered customary for similar types of facilities that limit certain permitted restricted payments, including those related to dividends and repurchases of our common stock. Such restricted payments are limited to a cumulative amount comprised of (i) a general restricted payments allowance of $35.0 million, plus (ii) 50% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is greater than 5.75:1; (iii) 75% of Excess Cash Flow for each fiscal quarter if the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; (iv) 100% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is less than 5.25:1; and (v) proceeds from the exercise of options to purchase our common stock, less any amounts paid as dividends or to repurchase our common stock. We made a restricted payment of $14.5 million in the form of a first quarter cash dividend on our common stock during the three months ended March 31, 2013. The Indenture under which our Senior Notes due October 30, 2018 (the "Senior Notes") were issued also contains a limitation on restricted payments that is calculated on an annual basis. Our permitted amount of future restricted payments under the Credit Agreement (calculated as of March 31, 2013) and the Indenture (calculated as of December 31, 2012) is approximately $140 million.

Our Senior Notes, Term Loans and borrowings under the Revolving Facility are also subject to affirmative and negative covenants considered customary for similar types of facilities, including, but not limited to, covenants with respect to incremental indebtedness, liens, investments, affiliate transactions, and capital expenditures. These covenants are subject to a number of important limitations, qualifications and exceptions. Certain of these covenants will not be applicable to the Senior Notes during any time that the Senior Notes maintain investment grade ratings.

Cash Flows

In summary, our cash flows were as follows:

	Three Months Ended
	March 31,
	2013	2012	Variance
	(In millions)
Net cash provided by operating activities	$71.2	$44.7	$26.5
Net cash provided by investing activities	2.4	21.4	(19.0)
Net cash used in financing activities	(20.8)	(78.1)	57.3
Net increase (decrease) in cash and cash equivalents	$52.8	$(12.0)	$64.8

Operating Activities

Cash provided by operating activities increased $26.5 million to $71.2 million for the three months ended March 31, 2013 from $44.7 million for the three months ended March 31, 2012. The main reason for the increase in cash from operations is a favorable change in net working capital. Net changes in working capital provided cash of $43.7 million in the first three months of 2013 compared to $19.6 million provided in the first three months of 2012, a favorable change of $24.0 million. This change was due primarily to the timing of prepaid rent and payment of marketing accruals and an increase in gift card receivable collections because of an increase in gift card sales. Cash payments for interest declined $5.7 million due to lower debt balances.

Investing Activities

Net cash provided by investing activities of $2.4 million for the three months ended March 31, 2013 was primarily attributable to $3.8 million in principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $1.5 million in capital expenditures. Capital expenditures are expected to range between approximately $8 million and $10 million for fiscal 2013.

Financing Activities

Financing activities used net cash of $20.8 million for the three months ended March 31, 2013. Cash used in financing activities primarily consisted of a first quarter cash dividend on common stock of $0.75 per share totaling $14.5 million, repayments of capital lease, financing obligations and long-term debt of $3.7 million, an increase in marketing fund restricted cash of $2.7 million and $1.3 million of costs associated with Amendment No. 2. Cash provided by financing activities primarily consisted of a net inflow of $1.4 million related to equity awards.

Free Cash Flow

We define "free cash flow" for a given period as cash provided by operating activities, plus receipts from notes, equipment contracts and other long-term receivables (collectively, "long-term receivables"), less dividends paid and additions to property and equipment. We believe this information is helpful to investors to determine our cash available for general corporate purposes and capital allocation other than dividends.

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Three Months Ended
	March 31,
	2013	2012	Variance
	(In millions)
Cash flows provided by operating activities	$71.2	$44.7	$26.5
Principal receipts from long-term receivables	3.8	3.4	0.4
Dividends paid on common stock	(14.5)	—	(14.5)
Additions to property and equipment	(1.5)	(4.1)	2.6
Free cash flow	$59.0	$44.0	$15.0
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
Dividends

The Board of Directors approved payment of a first quarter cash dividend of $0.75 per share of our common stock, paid at the close of business on March 29, 2013 to the stockholders of record as of the close of business on March 15, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations and Commitments

There were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. During the first three months of 2013, there were no significant changes in our estimates and critical accounting policies.

See Note 3, “Accounting Policies,” in the Notes to Consolidated Condensed Financial Statements for a discussion of recently adopted accounting standards and newly issued accounting standards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2012.

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

Item 1A.  Risk Factors.

There were no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
December 31, 2012 – January 27, 2013(a)	1,900	$69.46	—	$100,000,000
January 28, 2013 – February 24, 2013(a)	20,591	$74.51	—	$100,000,000
February 25, 2013 – March 31, 2013(a)	13,185	$70.04	—	$100,000,000
Total	35,676	$72.59	—	$100,000,000
(a)  These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards.
(b)  On February 26, 2013, our Board of Directors approved a stock repurchase authorization of up to $100 million of our common stock, replacing the previously announced $45 million authorization. Repurchases are subject to prevailing market prices and may take place in open market transactions and in privately negotiated transactions, based on business, market, applicable legal requirements and other considerations. The program does not require the repurchase of a specific number of shares and may be terminated at any time.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to DineEquity, Inc.’s Report on Form 8-K filed December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
10.1
Amendment No. 2 dated February 4, 2013 to the Credit Agreement among the Corporation, as Borrower, each lender from time to time party thereto, Barclays Bank, PLC, as Administrative Agent, and the other agents named therein (Exhibit 10.1 to DineEquity, Inc.'s Report on Form 8-K filed February 5, 2013 is incorporated herein by reference).

12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the trailing twelve months ended March 31, 2013.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

May 2, 2013	BY:	/s/ Julia A. Stewart
(Date)		Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

May 2, 2013		/s/ Thomas W. Emrey
(Date)		Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

May 2, 2013		/s/ Greggory Kalvin
(Date)		Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)