Form 10-Q
period 2013-06-30
DineEquity, Inc
filed 2013-07-30
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2013
 OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2013
Common Stock, $0.01 par value	19,146,952

DineEquity, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,637	$64,537
Receivables, net	94,200	128,610
Prepaid income taxes	2,134	16,080
Prepaid gift cards	41,357	50,242
Deferred income taxes	22,810	21,772
Other current assets	4,058	13,214
Total current assets	240,196	294,455
Long-term receivables	204,952	212,269
Property and equipment, net	285,379	294,375
Goodwill	697,470	697,470
Other intangible assets, net	800,076	806,093
Other assets, net	109,369	110,738
Total assets	$2,337,442	$2,415,400
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,720	$7,420
Accounts payable	38,694	30,751
Gift card liability	101,753	161,689
Accrued employee compensation and benefits	14,824	22,435
Accrued interest payable	13,291	13,236
Current maturities of capital lease and financing obligations	11,631	10,878
Other accrued expenses	18,682	21,351
Total current liabilities	203,595	267,760
Long-term debt, less current maturities	1,204,106	1,202,063
Capital lease obligations, less current maturities	118,481	124,375
Financing obligations, less current maturities	51,971	52,049
Deferred income taxes	347,874	362,171
Other liabilities	98,893	98,177
Total liabilities	2,024,920	2,106,595
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, shares: 40,000,000 authorized; June 30, 2013 - 25,346,997 issued, 19,167,937 outstanding; December 31, 2012 - 25,362,946 issued, 19,197,899 outstanding	253	254
Additional paid-in-capital	269,477	264,342
Retained earnings	328,311	322,045
Accumulated other comprehensive loss	(160)	(152)
Treasury stock, at cost; shares: June 30, 2013 - 6,179,060; December 31, 2012 - 6,165,047	(285,359)	(277,684)
Total stockholders’ equity	312,522	308,805
Total liabilities and stockholders’ equity	$2,337,442	$2,415,400

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Segment Revenues:
Franchise and restaurant revenues	$124,153	$196,261	$252,482	$405,555
Rental revenues	30,731	29,171	61,734	61,176
Financing revenues	3,230	3,959	7,067	8,242
Total segment revenues	158,114	229,391	321,283	474,973
Segment Expenses:
Franchise and restaurant expenses	42,308	105,920	86,784	217,735
Rental expenses	24,535	24,301	48,804	48,838
Financing expenses	245	916	245	1,571
Total segment expenses	67,088	131,137	135,833	268,144
Gross segment profit	91,026	98,254	185,450	206,829
General and administrative expenses	35,641	37,239	69,673	76,871
Interest expense	24,956	29,650	50,251	59,871
Amortization of intangible assets	3,069	3,075	6,140	6,150
Impairment and closure charges	324	122	1,162	844
Loss on extinguishment of debt	16	—	36	2,611
Debt modification costs	—	—	1,296	—
Loss (gain) on disposition of assets	64	741	(254)	(15,992)
Income before income taxes	26,956	27,427	57,146	76,474
Income tax provision	(10,019)	(10,489)	(21,970)	(28,192)
Net income	16,937	16,938	35,176	48,282
Other comprehensive (loss) income, net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	—	—	140
Foreign currency translation adjustment	(4)	(3)	(8)	(1)
Total comprehensive income	$16,933	$16,935	$35,168	$48,421
Net income available to common stockholders:
Net income	$16,937	$16,938	$35,176	$48,282
Less: Net income allocated to unvested participating restricted stock	(298)	(388)	(627)	(1,169)
Less: Accretion of Series B Convertible Preferred Stock	—	(677)	—	(1,345)
Net income available to common stockholders	$16,639	$15,873	$34,549	$45,768
Net income available to common stockholders per share:
Basic	$0.88	$0.89	$1.82	$2.57
Diluted	$0.87	$0.88	$1.80	$2.52
Weighted average shares outstanding:
Basic	18,953	17,890	18,932	17,786
Diluted	19,222	18,138	19,207	18,731

Dividends declared per common share	$0.75	$—	$1.50	$—
Dividends paid per common share	$0.75	$—	$1.50	$—

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$35,176	$48,282
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	17,636	20,956
Non-cash interest expense	3,054	3,045
Loss on extinguishment of debt	36	2,611
Impairment and closure charges	1,177	571
Deferred income taxes	(15,335)	(15,969)
Non-cash stock-based compensation expense	5,842	6,573
Tax benefit from stock-based compensation	2,943	4,653
Excess tax benefit from share-based compensation	(1,567)	(2,820)
Gain on disposition of assets	(254)	(15,992)
Other	1,140	894
Changes in operating assets and liabilities:
Receivables	34,670	38,598
Current income tax receivables and payables	8,716	7,414
Other current assets	16,476	(2,383)
Accounts payable	8,089	69
Accrued employee compensation and benefits	(7,612)	(7,084)
Gift card liability	(59,936)	(55,690)
Other accrued expenses	5,178	2,628
Cash flows provided by operating activities	55,429	36,356
Cash flows from investing activities:
Additions to property and equipment	(2,953)	(10,650)
Proceeds from sale of property and equipment and assets held for sale	—	21,500
Principal receipts from notes, equipment contracts and other long-term receivables	7,063	6,577
Other	11	(760)
Cash flows provided by investing activities	4,121	16,667
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	35,000
Repayments under revolving credit facilities	—	(35,000)
Repayment of long-term debt (including premiums)	(2,400)	(76,037)
Payment of debt modification costs	(1,281)	—
Principal payments on capital lease and financing obligations	(5,018)	(6,125)
Repurchase of DineEquity common stock	(14,504)	—
Dividends paid on common stock	(28,885)	—
Repurchase of restricted stock	(2,841)	(1,344)
Proceeds from stock options exercised	3,348	3,120
Excess tax benefit from share-based compensation	1,567	2,820
Change in restricted cash	1,564	(3,777)
Cash flows used in financing activities	(48,450)	(81,343)
Net change in cash and cash equivalents	11,100	(28,320)
Cash and cash equivalents at beginning of period	64,537	60,691
Cash and cash equivalents at end of period	$75,637	$32,371
Supplemental disclosures:
Interest paid in cash	$54,451	$65,040
Income taxes paid in cash	$25,469	$34,061

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2013.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters of each year are reported as ending on March 31, June 30, September 30 and December 31. The first and second fiscal quarters of 2013 ended on March 31, 2013 and June 30, 2013, respectively; the first and second fiscal quarters of 2012 ended on April 1, 2012 and July 1, 2012, respectively.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated.

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

3. Accounting Policies

Accounting Standards Adopted in the Current Fiscal Year

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles - Testing Indefinite Lived Intangibles for Impairment (“ASU 2012-02”). ASU 2012-02 allows an entity the option to first assess qualitative factors in determining whether it is necessary to perform a quantitative impairment test on indefinite-lived intangibles. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. The adoption of ASU 2012-02 as of January 1, 2013 did not have any impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of accumulated other comprehensive income in their entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. The adoption of ASU 2013-02 as of January 1, 2013 did not have any impact on the Company's consolidated financial statements or disclosures because the Company had no material amount of reclassifications.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Newly Issued Accounting Standards Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 require an entity to measure obligations resulting from joint and several liability arrangements as the amount the entity agreed to pay on the basis of the arrangement among its co-obligors plus the amount an entity expects to pay on behalf of co-obligors. ASU 2013-04 also requires an entity to disclose the nature, amount and other information about each obligation or group of similar obligations. The Company will be required to adopt these amendments effective January 1, 2014, and is currently evaluating the potential impact, if any, on its consolidated financial statements.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company or are not expected to have a material effect on the Company's consolidated financial statements as a result of future adoption.

4. Long-Term Debt

Long-term debt consisted of the following components:
	June 30, 2013	December 31, 2012
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 3.75% as of June 30, 2013 and 4.25% as of December 31, 2012	$469.6	$472.0
Senior Notes due October 2018, at a fixed rate of 9.5%	760.8	760.8
Discount	(21.6)	(23.3)
Total long-term debt	1,208.8	1,209.5
Less current maturities	(4.7)	(7.4)
Long-term debt, less current maturities	$1,204.1	$1,202.1

For a description of the respective instruments, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Debt Modification Costs

On February 4, 2013, the Company entered into Amendment No. 2 (''Amendment No. 2'') to the Credit Agreement dated October 8, 2010. For a description of Amendment No. 2, refer to Note 23 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Fees of $1.3 million paid to third parties in connection with Amendment No. 2 were included as “Debt modification costs” in the Consolidated Statement of Comprehensive Income for the six months ended June 30, 2013.

Loss on Extinguishment of Debt

During the six months ended June 30, 2013 and 2012, the Company recognized loss on extinguishment of debt as follows:

Quarter Ended	Instrument Repaid/Retired	Face Amount Repaid/Retired	Cash Paid	Loss (1)
		(In millions)
June 2013	Term Loans	$1.2	$1.2	$0.0
March 2013	Term Loans	1.2	1.2	—
	Total 2013	$2.4	$2.4	$0.0

March 2012	Term Loans	$70.5	$70.5	$1.9
March 2012	Senior Notes	5.0	5.5	0.7
	Total 2012	$75.5	$76.0	$2.6
(1) Including write-off of the discount and deferred financing costs related to the debt retired.

Compliance with Covenants and Restrictions

The Company was in compliance with all the covenants and restrictions related to its Senior Secured Credit Facility and Senior Notes as of June 30, 2013.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Impairment and Closure Charges

The Company assesses tangible long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The following table summarizes the components of impairment and closure charges for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Impairment and closure charges:
Impairment	$—	$—	$—	$0.3
Closure charges	0.3	0.1	1.2	0.5
Total impairment and closure charges	$0.3	$0.1	$1.2	$0.8

Closure charges for the six months ended June 30, 2013 totaled $1.2 million, primarily related to an increase in the reserve for certain IHOP restaurants closed in previous periods.

Impairment and closure charges for the six months ended June 30, 2012 totaled $0.8 million. The impairment charge related to a parcel of land previously intended for future restaurant development. The closure charges primarily related to several individually insignificant closures of restaurants.

6. Income Taxes

The effective tax rate was 38.4% for the six months ended June 30, 2013 as compared to 36.9% for the six months ended June 30, 2012. The effective tax rate increased due to lower income tax credits, primarily FICA tip and other compensation-related tax credits, as a result of the refranchising of Applebee's company-operated restaurants in 2012.

 The total gross unrecognized tax benefit as of June 30, 2013 was $2.0 million, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $1.3 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

As of June 30, 2013, the accrued interest and penalties were $2.4 million and $0.1 million, respectively, excluding any related income tax benefits. As of December 31, 2012, accrued interest and penalties were $1.4 million and $0.2 million, respectively, excluding any related income tax benefits. The increase of $1.0 million of accrued interest is primarily related to an increase in unrecognized tax benefits as a result of recent audits by taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.

The Company files federal income tax returns and the Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2008. In the second quarter of 2013, the Internal Revenue Service (“IRS”) issued a Revenue Agent's Report (“RAR”) related to its examination of the Company's U.S federal income tax return for the tax years 2008 to 2010. The Company disagrees with a portion of the proposed assessments and has contested them through the IRS administrative appeals procedures. We anticipate the appeals process to continue into 2014. The Company continues to believe that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Stock-Based Compensation

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

The nonqualified stock options generally vest ratably over a three-year period in one-third increments and have a term of ten years from the grant date. Option exercise prices equal the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant. Restricted stock and restricted stock units are issued at no cost to the holder and vest over terms determined by the Compensation Committee of the Company’s Board of Directors, generally three years from the grant date.

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Total stock-based compensation:
Equity classified award expense	$2.7	$2.8	$5.9	$6.6
Liability classified award (credit) expense	(0.6)	(0.3)	(0.1)	0.4
Total pretax compensation expense	2.1	2.5	5.8	7.0
Tax benefit	(0.8)	(1.0)	(2.2)	(2.7)
Total stock-based compensation expense, net of tax	$1.3	$1.5	$3.6	$4.3

As of June 30, 2013, total unrecognized compensation cost related to restricted stock and restricted stock units of $11.1 million and $6.7 million related to stock options is expected to be recognized over a weighted average period of approximately 2.0 years for restricted stock and restricted stock units and approximately 1.8 years for stock options.

Equity Classified Awards - Stock Options

The estimated fair values of the stock options granted during the six months ended June 30, 2013 were calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	0.78%
Weighted average historical volatility	83.4%
Dividend yield	4.15%
Expected years until exercise	4.6
Forfeitures	11.0%
Weighted average fair value of options granted	$36.00

Option balances as of June 30, 2013 and activity related to stock options for the six months then ended were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	958,246	$39.67
Granted	81,328	72.28
Exercised	(104,804)	31.95
Forfeited	(3,323)	54.07
Outstanding at June 30, 2013	931,447	43.34	6.59	$24,061,000
Vested at June 30, 2013 and Expected to Vest	899,916	42.74	6.51	$23,743,000
Exercisable at June 30, 2013	653,600	$37.91	5.75	$20,234,000

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the second quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of June 30, 2013 and activity related to restricted stock and restricted stock units for the six months then ended were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	346,563	$44.74	33,242	$41.19
Granted	86,330	$72.18	14,878	$72.04
Conversion of cash-settled restricted stock units	—	—	37,184	$72.28
Released	(99,825)	$29.52	(39,000)	$54.66
Forfeited	(20,158)	$52.13	—	—
Outstanding at June 30, 2013	312,910	$56.63	46,304	$64.57

Liability Classified Awards - Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	37,184	$66.13
Conversion to stock-settled restricted stock units	(37,184)	$72.28
Outstanding at June 30, 2013	—	—

The Company previously had issued shares of cash-settled restricted stock units to members of the Board of Directors. Originally these instruments were expected to be settled in cash and were recorded as liabilities based on the closing price of the Company’s common stock as of each period end. In February 2013, it was determined that, pursuant to the terms of the Plan, these restricted stock units would be settled in shares of common stock and all outstanding restricted stock units were converted to equity classified awards. For the six months ended June 30, 2013 and 2012, $0.3 million and $0.2 million, respectively, were included in pretax stock-based compensation expense for the cash-settled restricted stock units. At December 31, 2012, liabilities of $2.4 million were included as other accrued expenses in the consolidated balance sheets.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards ("LTIP awards") to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total shareholder return of DineEquity, Inc. common stock compared to the total shareholder returns of a peer group of companies. Though LTIP awards are both denominated and paid only in cash, because the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are liability classified awards. For the six months ended June 30, 2013 and 2012, a credit of $0.4 million and an expense of $0.2 million, respectively, were included in total stock-based compensation expense related to the LTIP awards. At June 30, 2013 and December 31, 2012, liabilities of $1.9 million and $4.5 million, respectively, were included as accrued employee compensation and benefits in the consolidated balance sheets.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Segments

The Company has four reporting segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of June 30, 2013, the franchise operations segment consisted of (i) 1,989 restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 16 countries outside the United States; and (ii) 1,582 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and seven countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), IHOP franchise advertising fees and the portion of the franchise fees allocated to IHOP and Applebee's intellectual property.  Franchise operations expenses include IHOP advertising expense, the cost of IHOP proprietary products and IHOP and Applebee's pre-opening training expenses and other franchise-related costs.

At June 30, 2013, the company restaurant operations segment consisted of 23 Applebee’s company-operated restaurants, 10 IHOP company-operated restaurants and one IHOP restaurant reacquired from a franchisee and operated by IHOP on a temporary basis until refranchised, all of which are located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense from capital leases on franchisee-operated restaurants.
Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment.

Information on segments for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Revenues from External Customers
Franchise operations	$108.0	$102.5	$219.9	$210.9
Company restaurants	16.1	93.8	32.6	194.7
Rental operations	30.7	29.1	61.7	61.2
Financing operations	3.3	4.0	7.1	8.2
Total	$158.1	$229.4	$321.3	$475.0
Interest Expense
Company restaurants	$0.1	$0.1	$0.2	$0.2
Rental operations	4.0	4.3	8.1	8.6
Corporate	25.0	29.7	50.3	59.9
Total	$29.1	$34.1	$58.6	$68.7
Depreciation and amortization
Franchise operations	$2.7	$2.5	$5.5	$4.9
Company restaurants	0.6	2.3	1.1	4.7
Rental operations	3.3	3.4	6.7	6.9
Corporate	2.2	2.3	4.3	4.5
Total	$8.8	$10.5	$17.6	$21.0
Income (loss) before income taxes
Franchise operations	$81.9	$76.2	$165.6	$156.9
Company restaurants	0.0	14.2	0.2	30.9
Rental operations	6.2	4.8	12.9	12.3
Financing operations	3.0	3.1	6.8	6.7
Corporate	(64.1)	(70.9)	(128.4)	(130.3)
Total	$27.0	$27.4	$57.1	$76.5

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Net Income per Share

The computation of the Company’s basic and diluted net income per share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator for basic and dilutive income per common share:
Net income	$16,937	$16,938	$35,176	$48,282
Less: Net income allocated to unvested participating restricted stock	(298)	(388)	(627)	(1,169)
Less: Accretion of Series B Convertible Preferred Stock	—	(677)	—	(1,345)
Net income available to common stockholders - basic	16,639	15,873	34,549	45,768
Effect of unvested participating restricted stock in two-class calculation	1	5	2	58
Accretion of Series B Convertible Preferred Stock	—	—	—	1,345
Net income available to common stockholders - diluted	$16,640	$15,878	$34,551	$47,171
Denominator:
Weighted average outstanding shares of common stock - basic	18,953	17,890	18,932	17,786
Dilutive effect of:
Stock options	269	248	275	282
Series B Convertible Preferred Stock	—	—	—	663
Weighted average outstanding shares of common stock - diluted	19,222	18,138	19,207	18,731
Net income per common share:
Basic	$0.88	$0.89	$1.82	$2.57
Diluted	$0.87	$0.88	$1.80	$2.52

For the three months ended June 30, 2012, the diluted income per common share was computed excluding 662,500 shares of common stock equivalents from the assumed conversion of Series B Convertible Preferred Stock that were antidilutive. All Series B Convertible Preferred Stock was converted into DineEquity, Inc. common stock in November, 2012.

10. Fair Value Measurements
The Company does not have a material amount of financial instruments, non-financial assets or non-financial liabilities that are required under U.S. GAAP to be measured on a recurring basis at fair value. The Company has elected to not use fair value measurement, as provided under U.S. GAAP, for any assets or liabilities for which fair value measurement is not presently required.

The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate the carrying amounts due to their short duration.

The fair values of non-current financial liabilities at June 30, 2013 and December 31, 2012, determined based on Level 2 inputs, were as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, less current maturities	$1,204.1	$1,308.6	$1,202.1	$1,334.2

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies

Litigation, Claims and Disputes

The Company is subject to various lawsuits, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. The Company is required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of the Company's litigation are expensed as such fees and expenses are incurred. Management regularly assesses the Company's insurance coverage, analyzes litigation information with the Company's attorneys and evaluates the Company's loss experience in connection with pending legal proceedings. While the Company does not presently believe that any of the legal proceedings to which it is currently a party will ultimately have a material adverse impact on the Company, there can be no assurance that the Company will prevail in all the proceedings the Company is party to, or that the Company will not incur material losses from them.

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $439.6 million as of June 30, 2013. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2013 through 2048. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.  No material liabilities have been recorded as of June 30, 2013.

Contingencies

In February 2013, an IHOP franchisee which owns and operates 19 restaurants located in the states of Illinois, Wisconsin and Missouri filed for bankruptcy protection. As a result of an order issued by the bankruptcy court in July, 2013, it is probable that two of the 19 restaurants will be returned to the Company. Accordingly, a non-cash charge of $0.5 million was recorded in the Consolidated Statement of Comprehensive Income for the six months ended June 30, 2013, against deferred rental revenue associated with the leases for those two restaurants. This franchisee currently is operating the remaining 17 restaurants and continues to make payments to us pursuant to our franchise agreement. However, depending on the resolution of the bankruptcy proceedings with respect to the remaining 17 restaurants, the Company may incur additional non-cash charges of up to $5.4 million for deferred rental revenue and equipment leases associated with these restaurants.

In an unrelated matter, in April 2013, an Applebee's franchisee which owned and operated 33 restaurants located in Illinois filed for bankruptcy protection. Pursuant to the bidding procedures approved by the bankruptcy court, 15 of the restaurants were sold in June 2013 to an affiliate of an existing franchisee and operated without interruption during the transition of ownership. The remaining 18 restaurants were closed in June 2013. The Company believes it is entitled to termination payments and other fees in connection with the closure of these restaurants. The amount of these payments is subject to the bankruptcy proceeding and cannot be determined at this time. We do not expect the outcome of the bankruptcy proceeding to have a material adverse impact on our results of operations for the 2013 fiscal year. We have entered into a development agreement with the franchisee that acquired the 15 restaurants to open additional restaurants in Illinois in the future.

12.  Consolidating Financial Information

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Balance Sheet
June 30, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$20.9	$54.0	$0.7	$—	$75.6
Receivables, net	3.8	98.2	0.1	(8.0)	94.2
Prepaid expenses and other current assets	180.6	44.5	—	(177.6)	47.5
Deferred income taxes	(1.0)	23.8	—	—	22.8
Intercompany	(380.4)	373.8	6.5	—	—
Total current assets	(176.1)	594.5	7.4	(185.6)	240.2
Long-term receivables	—	205.0	—	—	205.0
Property and equipment, net	23.3	261.2	0.9	—	285.4
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	800.1	—	—	800.1
Other assets, net	17.4	91.9	—	—	109.4
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,562.2	$2,650.1	$8.3	$(1,883.1)	$2,337.4
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$12.7	$—	$—	$(8.0)	$4.7
Accounts payable	2.1	36.6	—	—	38.7
Accrued employee compensation and benefits	7.5	7.3	—	—	14.8
Gift card liability	—	101.8	—	—	101.8
Other accrued expenses	16.0	205.0	0.1	(177.6)	43.6
Total current liabilities	38.3	350.7	0.1	(185.6)	203.6
Long-term debt	1,204.1	—	—	—	1,204.1
Financing obligations	—	52.0	—	—	52.0
Capital lease obligations	—	118.5	—	—	118.5
Deferred income taxes	1.3	346.6	—	—	347.9
Other liabilities	5.8	92.3	0.8	—	98.9
Total liabilities	1,249.5	960.1	0.9	(185.6)	2,024.9
Total stockholders’ equity	312.7	1,690.0	7.4	(1,697.6)	312.5
Total liabilities and stockholders’ equity	$1,562.2	$2,650.1	$8.3	$(1,883.1)	$2,337.4
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

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
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended June 30, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$0.7	$123.1	$0.3	$—	$124.2
Rental revenues	—	30.7	—	—	30.7
Financing revenues	—	3.3	—	—	3.3
Total revenue	0.7	157.1	0.3	—	158.1
Franchise and restaurant expenses	0.6	41.7	—	—	42.3
Rental expenses	—	24.5	—	—	24.5
Financing expenses	—	0.2	—	—	0.2
General and administrative	9.5	25.8	0.3	—	35.6
Interest expense	24.6	0.3	—	—	25.0
Amortization of intangible assets	—	3.1	—	—	3.1
Impairment and closure	—	0.3	—	—	0.3
Loss (gain) on disposition of assets	—	0.3	(0.3)	—	0.1
Intercompany dividend	(37.6)	—	—	37.6	—
Income (loss) before income taxes	3.6	60.8	0.2	(37.6)	27.0
Benefit (provision) for income taxes	13.3	(23.4)	—	—	(10.0)
Net (loss) income	$16.9	$37.4	$0.2	$(37.6)	$16.9
Total comprehensive income	$16.9	$37.4	$0.2	$(37.6)	$16.9

Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
For the Three Months Ended June 30, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$0.6	$195.4	$0.3	$—	$196.3
Rental revenues	—	29.1	—	—	29.1
Financing revenues	—	4.0	—	—	4.0
Total revenue	0.6	228.5	0.3	—	229.4
Franchise and restaurant expenses	0.6	105.3	—	—	105.9
Rental expenses	—	24.3	—	—	24.3
Financing expenses	—	0.9	—	—	0.9
General and administrative	6.1	30.6	0.5	—	37.2
Interest expense	27.0	2.7	—	—	29.7
Amortization of intangible assets	—	3.1	—	—	3.1
Impairment and closure	—	0.1	—	—	0.1
Loss (gain) on disposition of assets	—	1.2	(0.4)	—	0.7
Intercompany dividend	(37.0)	—	—	37.0	—
Income (loss) before income taxes	3.9	60.3	0.2	(37.0)	27.4
Benefit (provision) for income taxes	12.8	(23.3)	—	—	(10.5)
Net (loss) income	$16.9	$36.9	$0.1	$(37.0)	$16.9
Total comprehensive income	$16.9	$36.9	$0.1	$(37.0)	$16.9
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
For the Six Months Ended June 30, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$1.4	$250.5	$0.6	$—	$252.5
Rental revenues	—	61.7	—	—	61.7
Financing revenues	—	7.1	—	—	7.1
Total revenue	1.4	319.3	0.6	—	321.3
Franchise and restaurant expenses	1.5	85.3	—	—	86.8
Rental expenses	—	48.8	—	—	48.8
Financing expenses	—	0.2	—	—	0.3
General and administrative	18.7	50.3	0.7	—	69.7
Interest expense	49.6	0.7	—	—	50.3
Amortization of intangible assets	—	6.1	—	—	6.1
Impairment and closure	—	1.0	0.1	—	1.2
Loss (gain) on disposition of assets	—	0.3	(0.5)	—	(0.3)
Debt modification costs	1.3	—	—	—	1.3
Intercompany dividend	(77.4)	—	—	77.4	—
Income (loss) before income taxes	7.8	126.5	0.3	(77.4)	57.1
Benefit (provision) for income taxes	27.4	(49.4)	—	—	(22.0)
Net (loss) income	$35.2	$77.1	$0.3	$(77.4)	$35.2
Total comprehensive income	$35.2	$77.1	$0.3	$(77.4)	$35.2

Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
For the Six Months Ended June 30, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$1.3	$403.8	$0.5	$—	$405.6
Rental revenues	—	61.2	—	—	61.2
Financing revenues	—	8.2	—	—	8.2
Total revenue	1.3	473.2	0.5	—	475.0
Franchise and restaurant expenses	1.2	216.6	—	—	217.7
Rental expenses	—	48.8	—	—	48.9
Financing expenses	—	1.6	—	—	1.5
General and administrative	13.1	62.7	1.0	—	76.9
Interest expense	54.4	5.5	—	—	59.9
Amortization of intangible assets	—	6.1	—	—	6.1
Impairment and closure	—	0.5	0.4	—	0.8
Gain on disposition of assets	—	(15.2)	(0.8)	—	(16.0)
Loss on extinguishment of debt	2.6	—	—	—	2.6
Intercompany dividend	(91.1)	—	—	91.1	—
Income (loss) before income taxes	21.1	146.6	(0.1)	(91.1)	76.5
Benefit (provision) for income taxes	27.2	(55.3)	—	—	(28.2)
Net (loss) income	$48.3	$91.3	$(0.1)	$(91.1)	$48.3
Total comprehensive income	$48.2	$91.4	$(0.1)	$(91.1)	$48.4
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 Supplemental Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(62.7)	$118.2	$(0.1)	$—	$55.4
Investing cash flows:
Additions to property and equipment	(2.4)	(0.5)	—	—	(3.0)
Principal receipts from long-term receivables	—	7.1	—	—	7.1
Proceeds from sale of assets	—	—	—	—	—
Other	—	—	—		—
Cash flows provided by (used in) investing activities	(2.4)	6.5	—	—	4.1
Financing cash flows:
Payment of debt	(2.4)	(5.0)	—	—	(7.4)
Payment of debt modification costs	(1.3)	—	—	—	(1.3)
Repurchase of common stock	(14.5)	—	—	—	(14.5)
Dividends paid on common stock	(28.9)	—	—	—	(28.9)
Restricted cash	—	1.6	—	—	1.6
Other	1.9	0.1	—	—	2.1
Intercompany transfers	121.2	(121.3)	0.1	—	—
Cash flows provided by (used in) financing activities	76.1	(124.6)	0.1	—	(48.4)
Net change	11.0	0.1	0.1	—	11.1
Beginning cash and equivalents	9.9	54.0	0.6	—	64.5
Ending cash and equivalents	$20.9	$54.0	$0.7	$—	$75.6

Supplemental Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(64.9)	$101.1	$0.1	$—	$36.4
Investing cash flows:
Additions to property and equipment	(3.0)	(7.7)	—	—	(10.7)
Principal receipts from long-term receivables	—	6.6	—	—	6.6
Proceeds from sale of assets	—	21.5	—	—	21.5
Other	—	(0.8)	—	—	(0.8)
Cash flows provided by (used in) investing activities	(3.0)	19.6	—	—	16.7
Financing cash flows:
Revolving credit borrowings	35.0	—	—	—	35.0
Revolving credit repayments	(35.0)	—	—	—	(35.0)
Payment of debt	(76.0)	(6.1)	—	—	(82.2)
Restricted cash	—	(3.8)	—	—	(3.8)
Other	3.9	0.7	—	—	4.6
Intercompany transfers	130.1	(130.0)	(0.1)	—	—
Cash flows provided by (used in) financing activities	58.0	(139.2)	(0.1)	—	(81.4)
Net change	(9.9)	(18.5)	0.1	—	(28.3)
Beginning cash and equivalents	9.9	50.3	0.4	—	60.7
Ending cash and equivalents	$—	$31.9	$0.5	$—	$32.4
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

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

Through various subsidiaries we own, franchise and operate two restaurant concepts: Applebee's Neighborhood Grill & Bar® (“Applebee's®”), in the bar and grill segment of the casual dining category of the restaurant industry, and International House of Pancakes® (“IHOP®”), in the family dining category of the restaurant industry. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company. Over 99% of our restaurants are franchised. We also have 34 company owned and operated restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models.

Domestically, Applebee's restaurants are located in every state except Hawaii, while IHOP restaurants are located in all 50 states and the District of Columbia. Internationally, Applebee's restaurants are located in one United States territory and 16 foreign countries; IHOP restaurants are located in two United States territories and seven foreign countries. With over 3,600 restaurants combined, we believe we are one of the largest full-service restaurant companies in the world. The June 24, 2013 issue of Nation's Restaurant News recently reported that IHOP and Applebee's were the largest restaurants in their respective categories in terms of United States system-wide sales during 2012. This marks the sixth consecutive year each brand has achieved the number one ranking.

Capital Allocation Strategy

On February 26, 2013, our Board of Directors approved a capital allocation strategy that incorporates the return of a significant portion of our free cash flow to our stockholders. The Board of Directors also approved a stock repurchase authorization of up to $100 million of our common stock. Pursuant to that strategy, during the six months ended June 30, 2013 we have declared and paid two quarterly cash dividends of $0.75 per share of our common stock totaling $28.9 million. We also have repurchased approximately 200,000 shares of our common stock totaling $14.5 million. As of June 30, 2013 we may repurchase up to an additional $85.5 million of common stock under the current authorization.

Key Performance Indicators

In evaluating the performance of each concept, we consider the key performance indicators to be net franchise restaurant development and the percentage change in domestic system-wide same-restaurant sales. Since we are a 99% franchised company, expanding the number of franchise restaurants is an important driver of revenue growth. We currently do not plan to open any new Applebee's or IHOP company-operated restaurants. Revenue from our rental and financing operations, legacies from the IHOP business model we operated under prior to 2003, is subject to progressive decline over time as balances are repaid. Growth in the both the number of franchise restaurants and sales at those restaurants will drive franchise revenues in the form of higher royalty revenues, additional franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of these performance indicators for the three and six months ended June 30, 2013 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Applebee's	IHOP	Applebee's	IHOP
Percentage change in domestic system-wide same-restaurant sales	1.3%	1.9%	0.0%	0.7%
Net franchise restaurant development(1)	(19)	4	(22)	12
(1) Franchise and area license openings, net of closings and refranchisings
For the three months ended June 30, 2013, both brands achieved increases in same-restaurant sales that were sequential improvements from the first quarter of 2013. IHOP's increase of 1.9% marked the first positive quarter since the fourth quarter of 2010. Applebee's increase of 1.3% was the eighth positive quarter of the prior 10 quarters. Results for the six months ended June 30, 2013 for both brands were tempered by the difficult economic environment encountered during the first quarter of 2013, as consumers were adversely impacted by several factors, including the expiration of the 2% payroll tax holiday, rising fuel prices and a delay in federal tax returns.
Applebee's net restaurant development was adversely impacted by restaurant closures during the second quarter of 2013. In April 2013, an Applebee's franchisee that owned and operated 33 restaurants located in Illinois filed for bankruptcy protection. As a result of those proceedings, 15 of the restaurants were sold in June 2013 to an affiliate of an existing franchisee and operated without interruption during the transition of ownership. The remaining 18 restaurants were closed in June 2013. We have entered into a development agreement with the new franchisee to open additional restaurants in Illinois in the future.
In 2013, we expect Applebee's franchisees to open a total of 40 to 50 new restaurants, the majority of which are expected to be opened domestically. In 2013, we expect IHOP franchisees to open a total of 50 to 60 new restaurants, primarily in the U.S. market. As of June 30, 2013, Applebee's and IHOP franchisees have opened 6 and 22 new restaurants, respectively. Historically, the majority of restaurant openings take place in the second half of the year. Over the past five years, nearly two-thirds of Applebee's new openings and approximately 60% of IHOP's new openings took place in the last six months of the year. For both brands, the fourth quarter has been the most active in terms of new restaurant openings.
The actual number of openings may differ from both our expectations and development commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors, including economic conditions and franchisee noncompliance with development agreements. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays, difficulties in obtaining timely regulatory approvals and the impact of currency fluctuations on our international franchisees.
In evaluating the performance of the consolidated enterprise, we consider the key performance indicators to be consolidated cash from operations and consolidated free cash flow (cash from operations, plus receipts from notes, equipment contracts and other long-term receivables, less consolidated capital expenditures, principal payments on capital leases and financing obligations and the mandatory annual repayment of 1% of the principal balance of our Term Loans). Consolidated cash from operations and consolidated free cash flow for the six months ended June 30, 2013 were $55.4 million and $52.1 million, respectively.
Additional detail on each of our key performance indicators is presented under the captions "Restaurant Development Activity," "Restaurant Data," and "Liquidity and Capital Resources" that follow.

Restaurant Development Activity

The following table summarizes Applebee’s restaurant development and franchising activity during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)
Applebee's Restaurant Development Activity
Beginning of period	2,031	2,021	2,034	2,019
New openings:
Franchise	4	3	6	9
Total new openings	4	3	6	9
Closings:
Franchise	(23)	(6)	(28)	(10)
Total closings	(23)	(6)	(28)	(10)
End of period	2,012	2,018	2,012	2,018
Summary - end of period
Franchise	1,989	1,858	1,989	1,858
Company	23	160	23	160
Total	2,012	2,018	2,012	2,018
Restaurant Franchising Activity
Domestic franchise openings	3	2	5	3
International franchise openings	1	1	1	6
Refranchised	—	—	—	17
Total restaurants franchised	4	3	6	26
Closings:
Domestic franchise	(22)	(2)	(25)	(4)
International franchise	(1)	(4)	(3)	(6)
Total franchise closings	(23)	(6)	(28)	(10)
Net franchise restaurant (reductions) additions	(19)	(3)	(22)	16

The following table summarizes IHOP restaurant development and franchising activity during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,589	1,554	1,581	1,550
New openings:
Franchise	8	5	18	15
Area license	2	1	4	1
Total new openings	10	6	22	16
Closings:
Franchise	(5)	(2)	(9)	(7)
Area license	(1)	(1)	(1)	(2)
Total closings	(6)	(3)	(10)	(9)
End of period	1,593	1,557	1,593	1,557
Summary - end of period
Franchise	1,414	1,375	1,414	1,375
Area license	168	165	168	165
Company	11	17	11	17
Total	1,593	1,557	1,593	1,557
Restaurant Franchising Activity
Domestic franchise openings	7	5	15	14
International franchise openings	1	—	3	1
Area license openings	2	1	4	1
Refranchised	1	1	1	4
Total restaurants franchised	11	7	23	20
Closings:
Domestic franchise	(5)	(2)	(9)	(7)
Area license	(1)	(1)	(1)	(2)
Total franchise closings	(6)	(3)	(10)	(9)
Reacquired by the Company	—	(6)	—	(6)
Net franchise restaurant additions (reductions)	5	(2)	13	5

Restaurant Data

The following table sets forth, for the three and six months ended June 30, 2013 and 2012, the number of "Effective Restaurants" in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that may be partially based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

—	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Applebee's Restaurant Data
Effective Restaurants(a)
Franchise	2,003	1,859	2,005	1,857
Company	23	160	23	161
Total	2,026	2,019	2,028	2,018

System-wide(b)
Sales percentage change(c)	0.6%	1.2%	0.7%	1.4%
Domestic same-restaurant sales percentage change(d)	1.3%	0.7%	0.0%	1.0%

Franchise(b)(e)
Sales percentage change(c)	8.7%	5.5%	8.9%	6.4%
Domestic same-restaurant sales percentage change(d)	1.3%	0.5%	0.0%	0.8%
Average weekly domestic unit sales (in thousands)	$47.4	$46.9	$48.3	$48.5

—	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,410	1,377	1,409	1,375
Area license	167	164	167	164
Company	12	14	12	13
Total	1,589	1,555	1,588	1,552

System-wide(b)
Sales percentage change(c)	4.3%	1.9%	3.3%	2.4%
Domestic same-restaurant sales percentage change(d)	1.9%	(1.4)%	0.7%	(0.9)%

Franchise(b)
Sales percentage change(c)	4.3%	1.7%	3.3%	2.2%
Domestic same-restaurant sales percentage change(d)	1.9%	(1.3)%	0.7%	(0.8)%
Average weekly domestic unit sales (in thousands)	$34.4	$33.8	$34.7	$34.4

Area License (b)
Sales percentage change(c)	4.8%	3.2%	4.5%	3.3%

(a)   Effective Restaurants are the weighted average number of restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)   “System-wide” sales are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Reported sales (unaudited)
Applebee's franchise restaurant sales	$1,144.2	$1,042.5	$2,335.7	$2,154.0
IHOP franchise restaurant sales	$630.9	$604.8	$1,270.2	$1,229.8
IHOP area license restaurant sales	$61.3	$58.5	$126.2	$120.8

(c)   “Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal period compared to the prior fiscal period for all restaurants in that category.

(d)   “Domestic same-restaurant sales percentage change” reflects the percentage change in sales, in any given fiscal period, compared to the same weeks in the prior year for domestic restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and restaurant closures, the domestic restaurants open throughout both fiscal periods being compared may be different from period to period. Same-restaurant sales percentage change does not include data on IHOP area license restaurants.

(e)   The sales percentage change for the three and six months ended June 30, 2013 and 2012 for Applebee’s franchise restaurants was impacted by the refranchising of 154 company-operated restaurants during 2012.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Same-restaurant Sales Trends

Applebee’s domestic system-wide same-restaurant sales increased 1.3% for the three months ended June 30, 2013 from the same period in 2012, marking the eighth positive quarter of the past ten quarters. The increase resulted from a higher average guest check, partially offset by a decline in guest traffic. For the first six months of 2013, Applebee’s domestic system-wide same-restaurant sales were flat compared to 2012 as a higher average guest check was offset by a decline in guest traffic. Same-restaurant sales performance for the first six months of 2013 is not necessarily indicative of results expected for the full year.

IHOP’s domestic system-wide same-restaurant sales increased 1.9% for the three months ended June 30, 2013 from the same period in 2012, IHOP's first quarterly increase in same-restaurant sales since the fourth quarter of 2010. The increase resulted from a higher average guest check and an increase in guest traffic. For the first six months of 2013, IHOP's domestic system-wide same-restaurant sales increased 0.7% compared to 2012 as a higher average guest check was partially offset by a decline in guest traffic. Same-restaurant sales performance for the first six months of 2013 is not necessarily indicative of results expected for the full year.

Revenues from the restaurant industry increased in the second quarter of 2013 compared to the first quarter of 2013,which were adversely impacted by the difficult economic environment encountered during the first three months of 2013. The consumer confidence index has risen steadily during 2013 from February to June, although recent speculation as to the timing of changes in Federal monetary policy and seasonally volatile gas prices could impact that trend.

We work to drive same-restaurant sales and traffic by differentiating our brands through innovative and creative advertising; attentive service; a value proposition that resonates with our guests; and by providing a broad array of craveable menu items to entice repeat visits for dining experiences unique to Applebee's and IHOP. Continually refining our menu is an important part of improving the dining experience for our guests. In both January and June of 2013 we introduced new IHOP menus, with a third launch slated for late 2013. Our menu strategy has three objectives: (i) simplify the ordering process with a new menu layout; (ii) reduce the overall number of menu items over time to lessen complexity; and (iii) introduce new and exciting menu offerings and categories. Additionally, we continued to optimize our advertising and media spend to increase both reach and frequency with the goal of more effectively connecting with our target customers.

Providing our guests a compelling value proposition is an integral part of Applebee's menu strategy. In May, we launched "Fresh Flavors of Summer" starting at $9.99 and the new Lunch Combo starting at $6.99. In addition, the recent introduction of "Take Two," starting at $10.99, offers guests the opportunity to sample any two items from the new Fresh Flavors of Summer selections. The Applebee's remodel program also has been a key component of our strategy to drive same-restaurant sales and traffic and has revitalized and helped to differentiate the brand. During the second quarter of 2013, franchisees remodeled 100 restaurants; over 60% of the domestic Applebee's system has been remodeled since the program was initiated in the second half of 2010.

Franchisee Matters

From time to time, our franchisees may experience financial difficulties, including bankruptcy.

In February 2013, an IHOP franchisee which owns and operates 19 restaurants located in the states of Illinois, Wisconsin and Missouri filed for bankruptcy protection. As a result of an order issued by the bankruptcy court in July, 2013, it is probable that two of the 19 restaurants will be returned to the Company. Accordingly, a non-cash charge of $0.5 million was recorded in the Consolidated Statement of Comprehensive Income for the six months ended June 30, 2013, against deferred rental revenue associated with the leases for those two restaurants. This franchisee currently is operating the remaining 17 restaurants and continues to make payments to us pursuant to our franchise agreement. However, depending on the resolution of the bankruptcy proceedings with respect to the remaining 17 restaurants, the Company may incur additional non-cash charges of up to $5.4 million for deferred rental revenue and equipment leases associated with these restaurants.

In an unrelated matter, in April 2013, an Applebee's franchisee which owned and operated 33 restaurants located in Illinois filed for bankruptcy protection. Pursuant to the bidding procedures approved by the bankruptcy court, 15 of the restaurants were sold in June 2013 to an affiliate of an existing franchisee and operated without interruption during the transition of ownership. The remaining 18 restaurants were closed in June 2013. The Company believes it is entitled to termination payments and other fees in connection with the closure of these restaurants. The amount of these payments is subject to the bankruptcy proceeding and cannot be determined at this time. We do not expect the outcome of the bankruptcy proceeding to have a material adverse impact on our results of operations for the 2013 fiscal year. We have entered into a development agreement with the franchisee that acquired the 15 restaurants to open additional restaurants in Illinois in the future.

RESULTS OF OPERATIONS
Comparison of Three and Six Months Ended June 30, 2013 and 2012

SUMMARY

	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2013	2012		2013	2012
	(In millions, except percentages)
Revenue	$158.1	$229.4	$(71.3)	$321.3	$475.0	$(153.7)
Segment profit	$91.0	$98.3	$(7.2)	$185.5	$206.8	$(21.4)
Segment profit as % of revenue	57.6%	42.9%	14.7%	57.7%	43.5%	14.2%
General & administrative expenses	35.6	37.2	1.6	69.7	76.9	7.2
Interest expense	25.0	29.7	4.7	50.3	59.9	9.6
Loss (gain) on disposition of assets	0.1	0.7	0.6	(0.3)	(16.0)	(15.7)
Other expenses	3.4	3.2	(0.2)	8.6	9.6	1.0
Income tax provision	10.0	10.5	(0.5)	22.0	28.2	(6.2)
Effective tax rate	37.2%	38.2%	1.0%	38.4%	36.9%	(1.5)%
Net income	$16.9	$16.9	$0.0	$35.2	$48.3	$(13.1)

The completion of our transition to a 99% franchised company in October 2012 had a significant impact on the comparison of our results of operations for the three and six months ended June 30, 2013 with the same periods of 2012. The most significant impact was the decline in revenues and segment profit from the Applebee's company-operated restaurants that were refranchised, partially offset by increased royalty revenues and franchise fees from the refranchised restaurants. Our segment profit as a percentage of revenue increased as the majority of our revenues now come from our higher-margin franchise segment.

The decline in general and administrative ("G&A") expenses was due to the elimination and realignment of administrative functions associated with company-operated restaurants and to our comprehensive staff reduction initiative implemented in the third quarter of 2012. Interest expense declined, in large part, due to repayment of debt with proceeds from the sale of assets of company-operated restaurants that were refranchised. The reduction of certain income tax credits, primarily FICA tip and other compensation-related tax credits associated with company-operated restaurants, was responsible for the majority of the increase in our effective tax rate for the six months ended June 30, 2013 compared to 2012.

REVENUE

	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2013	2012		2013	2012
	(In millions, except percentages)
Franchise	$108.0	$102.5	$5.5	$219.9	$210.9	$9.0
Company	16.1	93.8	(77.7)	32.6	194.7	(162.1)
Rental	30.7	29.1	1.6	61.7	61.2	0.5
Financing	3.3	4.0	(0.7)	7.1	8.2	(1.1)
Total revenue	$158.1	$229.4	$(71.3)	$321.3	$475.0	$(153.7)

 Total revenue decreased $71.3 million and $153.7 million, respectively, for the three and six months ended June 30, 2013. The decrease in each period was primarily due to the refranchising of Applebee's company-operated restaurants, partially offset by higher franchise royalty revenues resulting from the increase in the number of Applebee’s and IHOP franchise restaurants. More than two-thirds of our revenue now comes from our franchise operations. As franchisees develop more restaurants, company restaurant operations will become less than 10% of our revenues.

SEGMENT PROFIT

	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2013	2012		2013	2012
	(In millions)
Franchise operations	$81.9	$76.2	$5.7	$165.6	$156.9	$8.7
Company restaurant operations	0.0	14.2	(14.2)	0.2	30.9	(30.7)
Rental operations	6.2	4.8	1.4	12.9	12.3	0.6
Financing operations	3.0	3.1	(0.1)	6.8	6.7	0.1
Total	$91.1	$98.3	$(7.2)	$185.5	$206.8	$(21.3)

The decline in segment profit for the three months ended June 30, 2013 compared to the prior year was primarily due to the impact of the refranchising of Applebee’s company-operated restaurants on the company restaurant segment. This was partially offset by an increase in the number of Applebee’s and IHOP franchise restaurants, a decrease in write-offs of deferred rental revenue associated with franchisee-operated restaurants whose lease agreements were prematurely terminated and a 1.9% increase in IHOP domestic same-restaurant sales.

The decline in segment profit for the six months ended June 30, 2013 compared to the prior year was primarily due to the impact of the refranchising of Applebee’s company-operated restaurants on the company restaurant segment, partially offset by an increase in the number of Applebee’s and IHOP franchise restaurants and a decrease in write-offs of deferred rental revenue associated with franchisee-operated restaurants whose lease agreements were prematurely terminated. The majority of our segment profit now comes from our franchise operations. We operate our company restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models and, accordingly, we do not anticipate these restaurants will generate a significant amount of segment profit in the foreseeable future.
.

Franchise Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2013	2012		2013	2012
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	2,003	1,859	144	2,005	1,857	148
IHOP	1,577	1,541	36	1,576	1,539	37
Franchise Revenues:
Applebee’s	$50.2	$46.2	$4.0	$101.0	$93.8	$7.2
IHOP	38.2	37.3	0.9	79.3	78.4	0.9
IHOP advertising	19.6	19.0	0.6	39.6	38.7	0.9
Total franchise revenues	108.0	102.5	5.5	219.9	210.9	9.0
Franchise Expenses:
Applebee’s	1.4	1.1	(0.3)	2.9	1.9	(1.0)
IHOP	5.1	6.2	1.1	11.8	13.4	1.6
IHOP advertising	19.6	19.0	(0.6)	39.6	38.7	(0.9)
Total franchise expenses	26.1	26.3	0.2	54.3	54.0	(0.3)
Franchise Segment Profit:
Applebee’s	48.8	45.1	3.7	98.1	91.8	6.3
IHOP	33.1	31.1	2.0	67.5	65.1	2.4
Total franchise segment profit	$81.9	$76.2	$5.7	$165.6	$156.9	$8.7
Segment profit as % of revenue (2)	75.8%	74.3%		75.3%	74.4%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise restaurants open in a given fiscal period, adjusted to account for franchise restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

The $4.0 million increase in Applebee’s franchise revenue for the three months ended June 30, 2013 was primarily attributable to increased royalty revenue resulting from the refranchising of 154 company-operated restaurants in 2012 (17 in the first quarter, 98 in the third quarter and 39 in the fourth quarter) and a 1.3% increase in domestic same-restaurant sales. The $7.2 million increase in Applebee’s franchise revenue for the six months ended June 30, 2013 was primarily attributable to increased royalty revenue resulting from the refranchising of 154 company-operated restaurants in 2012.

The $0.9 million increase in IHOP franchise revenue (other than advertising) for the three months ended June 30, 2013 was due to higher royalty revenues resulting from a 2.4% increase in Effective Franchise Restaurants and a 1.9% increase in domestic same-restaurant sales, partially offset by a decrease in sales of pancake and waffle dry mix. The $0.9 million increase in IHOP franchise revenue (other than advertising) for the six months ended June 30, 2013 was due to higher royalty revenues resulting from a 2.5% increase in Effective Franchise Restaurants and a 0.7% increase in domestic same-restaurant sales, partially offset by a decrease in sales of pancake and waffle dry mix.

IHOP’s franchise expenses are substantially higher than Applebee’s due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations. However, Applebee’s national advertising fund activity constitutes an agency transaction and therefore is not recognized as franchise revenue and expense. The increases in IHOP advertising revenue and expense for both the three and six months ended June 30, 2013 were primarily due to the increase in Effective Franchise Restaurants and the increase in domestic franchise same-restaurant sales. The decreases in IHOP franchise expenses (other than advertising) for both the three and six months ended June 30, 2013 were primarily due to lower cost of sales pancake and waffle dry mix and lower bad debt expense.

The $5.7 million increase in franchise segment profit for the three months ended June 30, 2013 was primarily due to an increase in Applebee's Effective Franchise Restaurants due to the refranchising of company-operated restaurants, an increase in IHOP's Effective Franchise Restaurants due to new restaurant development and a 1.9% increase in IHOP domestic same-restaurant sales. The $8.7 million increase in franchise segment profit for the six months ended June 30, 2013 was primarily due to an increase in Applebee's Effective Franchise Restaurants due to the refranchising of company-operated restaurants, and an increase in IHOP's Effective Franchise Restaurants due to new restaurant development.

Company Restaurant Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2013	2012		2013	2012
	(In millions, except number of restaurants)
Effective Company Restaurants:(1)
Applebee’s	23	160	(137)	23	161	(138)
IHOP	12	14	(2)	12	13	(1)

Company restaurant sales	$16.1	$93.8	$(77.7)	$32.6	$194.7	$(162.1)
Company restaurant expenses	16.1	79.6	63.5	32.4	163.8	131.4
Company restaurant segment profit	$0.0	$14.2	$(14.2)	$0.2	$30.9	$(30.7)
Segment profit as % of revenue (2)	0.0%	15.2%		0.5%	15.9%
_____________________________________________________
(1) Effective Company Restaurants are the weighted average number of company restaurants open in a given fiscal period, adjusted to account for company restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

As of June 30, 2013, company restaurant operations comprised 23 Applebee’s company-operated restaurants and 10 IHOP company-operated restaurants. We operate these restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models. Additionally, as of June 30, 2013, there was one IHOP restaurant reacquired from a franchisee that was being operated by IHOP on a temporary basis until refranchised. As of June 30, 2012, company restaurant operations comprised 160 Applebee’s company-operated restaurants, 10 IHOP company-operated restaurants and seven IHOP restaurants reacquired from franchisees being operated on a temporary basis. The impact of the IHOP company-operated restaurants on all variances between the three and six months ended June 30, 2013 and the same periods of 2012 was negligible.

Consolidated company restaurant sales for the three months ended June 30, 2013 decreased $77.7 million, of which $77.3 million was due to the refranchising of 154 Applebee's company-operated restaurants in 2012. Consolidated company restaurant sales for the six months ended June 30, 2013 decreased $162.1 million, of which $160.8 million was due to the refranchising of 154 Applebee's company-operated restaurants in 2012.

The decreases in consolidated company restaurant expenses and company restaurant segment profit for the three and six months ended June 30, 2013 shown in the table above were due to the refranchising of the 154 Applebee's company-operated restaurants in 2012.

Rental Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2013	2012		2013	2012
	(In millions)
Rental revenues	$30.7	$29.1	$1.6	$61.7	$61.2	$0.5
Rental expenses	24.5	24.3	(0.2)	48.8	48.9	0.1
Rental operations segment profit	$6.2	$4.8	$1.4	$12.9	$12.3	$0.6
Segment profit as % of revenue (1)	20.2%	16.7%		20.9%	20.2%
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

Rental revenue increased for the three months ended June 30, 2013 due to a lower write-off of deferred lease revenue associated with franchise restaurants whose lease agreements were prematurely terminated, partially offset by a decline in interest income as direct financing leases are repaid. Rental revenue increased for the six months ended June 30, 2013 due to the lower writeoff of deferred lease revenue associated with franchise restaurants whose lease agreements were prematurely terminated, partially offset by declines in level rent adjustments as leases approach or pass the midpoint of the average lease term and in interest income as direct financing leases are repaid.

The increase in rental segment profit during the three and six months ended June 30, 2013 was primarily due to a lower write-off of deferred lease revenue associated with franchise restaurants whose lease agreements were prematurely terminated.

Financing Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2013	2012		2013	2012
	(In millions)
Financing revenues	$3.3	$4.0	$(0.7)	$7.1	$8.2	$(1.1)
Financing expenses	0.2	0.9	0.6	0.3	1.5	1.2
Financing operations segment profit	$3.0	$3.1	$(0.1)	$6.8	$6.7	$0.1
Segment profit as % of revenue (1)	92.4%	76.9%		96.5%	80.9%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

All of our financing operations relate to IHOP franchise restaurants. The decline in financing revenues during both the three and six months ended June 30, 2013 was due to a decrease in refranchising activity related to IHOP restaurants reacquired from franchisees and to a decrease in interest revenue because of the progressive decline in note balances as a result of repayments.

The decline in financing expenses during both the three and six months ended June 30, 2013 was due to a decrease in refranchising activity related to IHOP restaurants reacquired from franchisees. Segment profit was essentially unchanged in both comparative periods as the decline in interest in 2013 was offset by lower losses on IHOP refranchising activity.

OTHER EXPENSE AND INCOME COMPONENTS

	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2013	2012		2013	2012
	(In millions)
General and administrative expenses	$35.6	$37.2	$1.6	$69.7	$76.9	$7.2
Interest expense	25.0	29.7	4.7	50.3	59.9	9.6
Amortization of intangible assets	3.1	3.1	0.0	6.1	6.1	0.0
Impairment and closure charges	0.3	0.1	(0.2)	1.2	0.8	(0.4)
Loss on extinguishment of debt	0.0	—	0.0	—	2.6	2.6
Debt modification costs	—	—	—	1.3	—	(1.3)
Loss (gain) on disposition of assets	0.1	0.7	0.6	(0.3)	(16.0)	(15.7)
Provision for income taxes	10.0	10.5	0.5	22.0	28.2	6.2

General and Administrative Expenses

G&A expenses decreased by $1.6 million for the three months ended June 30, 2013, compared to the same period of the prior year. Compensation costs were lower by approximately $2.9 million, primarily due to: (i) lower salaries and benefits resulting from the comprehensive restructuring initiatives announced in the third quarter of 2012 and from the refranchising of Applebee's company-operated restaurants; and (ii) lower stock-based compensation costs. The lower compensation costs were partially offset by higher costs for professional services and consumer research.

G&A expenses decreased by $7.2 million for the six months ended June 30, 2013, compared to the same period of the prior year. Compensation costs were lower by approximately $7.7 million, primarily due to: (i) lower salaries and benefits resulting from the restructuring initiatives announced in the third quarter of 2012 and from the refranchising of Applebee's company-operated restaurants; (ii) lower severance charges; (iii) lower stock-based compensation costs; and (iv) lower bonus expenses. The lower compensation costs were partially offset by higher costs for professional services and consumer research.

Interest Expense
Interest expense for the three months ended June 30, 2013 decreased by $4.7 million compared to the same period of the prior year due to a reduction of outstanding debt balances. Average interest-bearing debt outstanding (our Term Loans, Senior Notes and financing obligations) during the three months ended June 30, 2013 was approximately $250 million lower than the same period of the prior year.

Interest expense for the six months ended June 30, 2013 decreased by $9.6 million compared to the same period of the prior year primarily due to a reduction of outstanding debt balances. Average interest-bearing debt outstanding (our Term Loans, Senior Notes and financing obligations) during the six months ended June 30, 2013 was approximately $270 million lower than the same period of the prior year. Additionally, the variable interest rate on our Term Loans declined 50 basis points from 4.25% to 3.75% as a result of a debt modification in February 2013 and the stability in LIBOR interest rates (see "Liquidity and Capital Resources - February 2013 Amendment to Credit Agreement").

Impairment and Closure Charges

Closure charges were $0.3 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. There were no individually significant transactions in either period. There were no impairment charges in either period.

Closure charges were $1.2 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively. The increase in 2013 related to an adjustment to the reserve for certain IHOP restaurants closed in previous periods. There were no impairment charges in 2013; there was a $0.3 million impairment charge in 2012 related to one parcel of land previously intended for development.

During the quarter ended June 30, 2013, we performed our quarterly assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets that primarily consist of our trade name. No such indicators were noted.

Loss on Extinguishment of Debt

During the three and six months ended June 30, 2013 and 2012, the Company recognized the following loss on extinguishment of debt:

Quarter Ended	Face Amount Repaid/Retired	Cash Paid	Loss (1)
	(In millions)
June 2013	$1.2	$1.2	$0.0
March 2013	1.2	1.2	0.0
Total six months 2013	$2.4	$2.4	$0.0

June 2012	$—	$—	$—
March 2012	75.5	76.0	2.6
Total six months 2012	$75.5	$76.0	$2.6
_____________________________________________________
(1) Including write-off of the discount and deferred financing costs related to the debt retired.

Any write-off of the discount and deferred financing costs is proportional to the amount of debt retired. As the amount of debt retired in the first two quarters of 2013 was substantially less than the debt retired in first quarter of 2012, the loss on debt extinguishment was substantially smaller, as well.

Debt Modification Costs

On February 4, 2013, we entered into Amendment No. 2 (''Amendment No. 2'') to the Credit Agreement dated October 8, 2010. The key provisions of Amendment No. 2 are discussed under "Liquidity and Capital Resources - February 2013 Amendment to Credit Agreement." Fees paid to third parties of $1.3 million in connection with Amendment No. 2 were included as “Debt modification costs” in the Consolidated Statement of Comprehensive Income for the six months ended June 30, 2013.

Loss (Gain) on Disposition of Assets

We recognized losses on disposition of assets of $0.1 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively. There were no individually significant dispositions in either period.

We recognized gains on disposition of assets of $0.3 million and $16.0 million for the six months ended June 30, 2013 and 2012, respectively. There were no individually significant dispositions in 2013. The gain in 2012 was primarily due to the refranchising and sale of related restaurant assets of 17 Applebee's company-operated restaurants located in a six-state market area geographically centered around Memphis, Tennessee.

With the completion in October 2012 of our strategy to refranchise the substantial majority of Applebee's company-operated restaurants, we do not expect significant gains or losses on dispositions of company-operated restaurants for the foreseeable future.

Provision for Income Taxes

Our effective tax rate was 37.2% for the three months ended June 30, 2013 compared to 38.2% for the three months ended June 30, 2012. The effective tax rate in the prior year was higher primarily due to an increase in unrecognized tax benefits and certain adjustments related to state deferred taxes.

Our effective tax rate was 38.4% for the six months ended June 30, 2013 compared to 36.9% for the six months ended June 30, 2012. The effective tax rate increased in 2013 due to lower income tax credits, primarily FICA tip and other compensation-related tax credits that decreased due to the refranchising of Applebee's company-operated restaurants.

Liquidity and Capital Resources

Credit Facilities

We have a $75.0 million revolving credit facility (the "Revolving Facility") under our Credit Agreement. During the first six months of 2013, we did not utilize the Revolving Facility. Our available borrowing capacity under the Revolving Facility is reduced by outstanding letters of credit, which totaled $10.9 million at June 30, 2013.

Based on our current level of operations, we believe that our cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Facility will be adequate to meet our investing and financing cash needs over the next twelve months.

Debt Covenants

Pursuant to our Credit Agreement, we are required to comply with a maximum consolidated leverage ratio and a minimum consolidated cash interest coverage ratio. Our current maximum consolidated leverage ratio of total debt (net of unrestricted cash not to exceed $75 million) to adjusted EBITDA is 7.0:1. Our current minimum ratio of adjusted EBITDA to consolidated cash interest is 1.75:1. Compliance with each of these ratios is required quarterly, calculated on a trailing four-quarter basis. The ratio thresholds become more rigorous over time. The maximum consolidated leverage ratio, which began at 7.5:1, declines in annual 25-basis-point decrements beginning with the first quarter of 2012 to 6.5:1 by the first quarter of 2015, then to 6.0:1 for the first quarter of 2016 until the Credit Agreement expires in October 2017. The minimum consolidated cash interest coverage ratio began at 1.5:1, increased to 1.75:1 beginning with the first quarter of 2013 and will increase to 2.0:1 beginning with the first quarter of 2016 and will remain at that level until the Credit Agreement expires in October 2017. There are no financial maintenance covenants associated with our Senior Notes due October 30, 2018 (the "Senior Notes").

For the trailing four quarters ended June 30, 2013, our consolidated leverage ratio was 4.8:1. This compares with a ratio of 5.3:1 at June 30, 2012 and 4.6:1 at December 31, 2012. The consolidated leverage ratio decreased from June 30, 2012 primarily due to the repayment of debt with proceeds from asset sales related to refranchising transactions in the second and third quarters of 2012. The consolidated leverage ratio increased from December 31, 2012 primarily due to a decrease in EBITDA associated with company-operated restaurants that were refranchised in 2012.

For the trailing four quarters ended June 30, 2013, our consolidated cash interest coverage ratio was 2.5:1, unchanged from the ratio at December 31, 2012 and slightly higher than the ratio of 2.4:1 at June 30, 2012. See Exhibit 12.1 for calculation of our consolidated leverage and consolidated cash interest coverage ratios at June 30, 2013.

The adjusted EBITDA used in calculating these ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our income before income taxes, as determined in accordance with U.S. GAAP, and adjusted EBITDA used for covenant compliance purposes is as follows:
Trailing Twelve Months Ended June 30, 2013

(In thousands)
U.S. GAAP income before income taxes	$175,595
Interest charges	121,721
Loss on extinguishment of debt	2,979
Depreciation and amortization	36,218
Non-cash stock-based compensation	10,711
Impairment and closure charges	4,536
Other	15,542
Gain on sale of assets	(86,859)
Adjusted EBITDA	$280,443

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

February 2013 Amendment to Credit Agreement
On February 4, 2013, we entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement. Pursuant to Amendment No. 2, the interest rate margin for term loans under the Credit Agreement ("Term Loans") was reduced from 2.00% to 1.75% for Base Rate-denominated loans and from 3.00% to 2.75% for LIBOR-based loans. The interest rate margin for loans under the Revolving Facility ("Revolving Loans") was reduced from 3.50% to 1.75% for Base Rate-denominated loans and from 4.50% to 2.75% for LIBOR-based loans. The interest rate floors used to determine the Base Rate and LIBOR reference rates for Term Loans were reduced from 2.25% to 2.00% for Base Rate-denominated Term Loans and from 1.25% to 1.00% for LIBOR-based Term Loans. The interest rate floors for Revolving Loans were eliminated. The commitment fee for the unused portion of the Revolving Facility was reduced from 0.75% to 0.50% and, if the consolidated leverage ratio is lower than 4.75:1, from 0.50% to 0.375%. Based on LIBOR rates in effect through June 30, 2013, Amendment No. 2 lowered the interest rate on our LIBOR-based Term Loans from 4.25% to 3.75%.
In addition, Amendment No. 2 established the following thresholds for mandatory repayments of Term Loans: 50% of "Excess Cash Flow" (as defined in the Credit Agreement) if our consolidated leverage ratio is 5.75:1 or greater; 25% of Excess Cash Flow if our consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; and 0% of Excess Cash Flow if our consolidated leverage ratio is less than 5.25:1. Amendment No. 2 also revised the definition of “Permitted Amount” so that it is now measured on a quarterly basis for purposes of computing the permitted amount of restricted payments, which includes payment of dividends on and repurchases of our common stock. Finally, Amendment No.2 revised the definition of Excess Cash Flow to eliminate the deduction for any extraordinary receipts or disposition proceeds. All other material provisions, including the maturity date of the Credit Agreement and covenants under the Credit Agreement, remain unchanged.
Concurrent with Amendment No. 2, on February 4, 2013, we borrowed $472.0 million under our Term Facility, retiring the same amount of then-outstanding borrowings under Amendment No. 1 to the Credit Agreement. Pursuant to Amendment No. 2, our minimum mandatory repayment of 1% per year is now based on this balance of $472.0 million, as compared to the previous outstanding balance of $742.0 million borrowed concurrent with Amendment No. 1 to the Credit Agreement.

Restricted Payments

The Credit Agreement contains covenants considered customary for similar types of facilities that limit certain permitted restricted payments, including those related to dividends on and repurchases of our common stock. Such restricted payments are limited to a cumulative amount comprised of (i) a general restricted payments allowance of $35.0 million, plus (ii) 50% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is greater than 5.75:1; (iii) 75% of Excess Cash Flow for each fiscal quarter if the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; (iv) 100% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is less than 5.25:1; and (v) proceeds from the exercise of options to purchase our common stock, less any amounts paid as dividends or to repurchase our common stock. We made restricted payments of $43.5 million during the six months ended June 30, 2013, comprised of cash dividends on our common stock of $28.9 million and repurchases of common stock of $14.5 million. Our permitted amount of future restricted payments under the Credit Agreement, calculated as of June 30, 2013, was approximately $110 million.

The Indenture under which our Senior Notes were issued also contains a limitation on restricted payments that is calculated on an annual basis. The permitted amount of future restricted payments under the Indenture, calculated as of December 31, 2012, was approximately $140 million.

Our Senior Notes, Term Loans and Revolving Loans are also subject to affirmative and negative covenants considered customary for similar types of facilities, including, but not limited to, covenants with respect to incremental indebtedness, liens, investments, affiliate transactions, and capital expenditures. These covenants are subject to a number of important limitations, qualifications and exceptions. Certain of these covenants will not be applicable to the Senior Notes during any time that the Senior Notes maintain investment grade ratings.

Potential Refinancing of Indebtedness

Our Credit Agreement expires in October 2017 and our Senior Notes are due in October 2018. We continually review all available options to efficiently manage our debt portfolio in light of, among other things, prevailing interest rates, the current and forecast economic climate and our overall business strategy. We may seek to refinance some or all of our indebtedness prior to the required repayment dates. In the event the Senior Notes are repaid prior to October 2018, we may be required to make certain make-whole payments. These make-whole payments, should they be required, will be determined in accordance with the terms of the Indenture under which the Senior Notes were issued.

Cash Flows

In summary, our cash flows were as follows:

	Six Months Ended
	June 30,
	2013	2012	Variance
	(In millions)
Net cash provided by operating activities	$55.4	$36.4	$19.0
Net cash provided by investing activities	4.1	16.7	(12.6)
Net cash used in financing activities	(48.4)	(81.4)	33.0
Net increase (decrease) in cash and cash equivalents	$11.1	$(28.3)	$39.4

Operating Activities

Cash provided by operating activities increased $19.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The main reason for the increase in cash from operations is a favorable change in net working capital. Net changes in working capital provided cash of $5.6 million in the first six months of 2013 compared to $16.4 million of cash used in the first six months of 2012, a favorable change of $22.0 million. This change was due primarily to the timing of prepaid rent and gift card receivables and payables.

For the first six months of 2013, our net income plus the non-cash reconciling items shown in statements of cash flows (primarily depreciation, gains on asset sales and deferred taxes) was $3.2 million lower than in 2012. The lower segment profit in 2013 that resulted from the refranchising of Applebee's company-operated restaurants was substantially offset by lower G&A expenses and lower interest costs. Cash payments for interest declined $10.6 million compared to 2012 primarily due to lower debt balances. Cash payments for income taxes declined $8.6 million primarily due to lower gains on asset dispositions, partially offset by lower income tax credits, primarily FICA tip and other compensation-related tax credits, that decreased due to the refranchising of Applebee's company-operated restaurants.

Investing Activities

Net cash provided by investing activities of $4.1 million for the six months ended June 30, 2013 was primarily attributable to $7.1 million in principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $3.0 million in capital expenditures. Capital expenditures are expected to range between approximately $8 million and $10 million for fiscal 2013.

Financing Activities

Financing activities used net cash of $48.4 million for the six months ended June 30, 2013. Cash used in financing activities primarily consisted of cash dividends on common stock totaling $28.9 million, repurchases of our common stock totaling $14.5 million, repayments of capital lease, financing obligations and long-term debt of $7.4 million and a payment of$1.3 million for costs associated with Amendment No. 2. Cash provided by financing activities primarily consisted of a net inflow of $2.1 million related to equity awards and a decrease in marketing fund restricted cash of $1.6 million.

Free Cash Flow

We define "free cash flow" for a given period as cash provided by operating activities, plus receipts from notes, equipment contracts and other long-term receivables (collectively, "long-term receivables"), less additions to property and equipment, principal payments on capital lease and financing obligations and the mandatory annual repayment of 1% of the principal balance of our Term Loans. We believe this information is helpful to investors to determine our cash available for general corporate purposes and for the return of cash to shareholders pursuant to our capital allocation strategy.

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Six Months Ended
	June 30,
	2013	2012	Variance
	(In millions)
Cash flows provided by operating activities	$55.4	$36.4	$19.0
Principal receipts from long-term receivables	7.1	6.6	0.5
Additions to property and equipment	(3.0)	(10.7)	7.7
Principal payments on capital lease and financing obligations	(5.0)	(6.1)	1.1
Mandatory 1% repayment of principal balance of Term Loans	(2.4)	(3.7)	1.3
Free cash flow	$52.1	$22.5	$29.6
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
Pursuant to our Capital Allocation Strategy adopted in February 2013, we returned $43.4 million of free cash flow to shareholders in the form of cash dividends on our common stock totaling $28.9 million and repurchases of our common stock totaling $14.5 million.
Dividends

The Board of Directors approved payment of a second quarter cash dividend of $0.75 per share of our common stock, paid at the close of business on June 28, 2013 to the stockholders of record as of the close of business on June 14, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. During the first six months of 2013, there were no significant changes in our estimates and critical accounting policies.

See Note 3, “Accounting Policies,” in the Notes to Consolidated Financial Statements for a discussion of recently adopted accounting standards and newly issued accounting standards.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
April 1, 2013 – April 28, 2013(a)	242	$69.36	—	$100,000,000
April 29, 2013 – May 26, 2013(b)	80,239	$71.85	79,643	$94,777,032
May 27, 2013 – June 30, 2013(b)	123,730	$72.52	121,064	$85,496,112
Total	204,211	$72.26	200,707	$85,496,112
(a) These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards.
(b) These amounts include shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards totaling 596 shares at an average price of $70.99 during the month ended May 26, 2013 and 2,666 shares at an average price of $72.15 during the month ended June 30, 2013.
(c)  On February 26, 2013, our Board of Directors approved a stock repurchase authorization of up to $100 million of our common stock, replacing the previously announced $45 million authorization. Repurchases are subject to prevailing market prices and may take place in open market transactions and in privately negotiated transactions, based on business, market, applicable legal requirements and other considerations. The program does not require the repurchase of a specific number of shares and may be terminated at any time.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to DineEquity, Inc.’s Report on Form 8-K filed December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
4.1	First Supplemental Indenture, dated July 2, 2013, by and between DineEquity, Inc. and Wells Fargo Bank, National Association, as Trustee*
12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the trailing twelve months ended June 30, 2013.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

Dated:	July 30, 2013	By:	/s/ Julia A. Stewart
Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	July 30, 2013	By:	/s/ Thomas W. Emrey
Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

Dated:	July 30, 2013	By:	/s/ Greggory Kalvin
Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)