Form 10-Q
period 2013-09-30
DineEquity, Inc
filed 2013-10-29
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2013
 OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2013
Common Stock, $0.01 par value	19,026,864

DineEquity, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,535	$64,537
Receivables, net	87,276	128,610
Prepaid income taxes	3,619	16,080
Prepaid gift cards	42,840	50,242
Deferred income taxes	24,811	21,772
Other current assets	7,683	13,214
Total current assets	261,764	294,455
Long-term receivables	201,080	212,269
Property and equipment, net	281,432	294,375
Goodwill	697,470	697,470
Other intangible assets, net	797,061	806,093
Other assets, net	108,909	110,738
Total assets	$2,347,716	$2,415,400
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,720	$7,420
Accounts payable	33,339	30,751
Gift card liability	93,198	161,689
Accrued employee compensation and benefits	18,063	22,435
Accrued interest payable	35,825	13,236
Current maturities of capital lease and financing obligations	11,974	10,878
Other accrued expenses	20,201	21,351
Total current liabilities	217,320	267,760
Long-term debt, less current maturities	1,204,998	1,202,063
Capital lease obligations, less current maturities	115,351	124,375
Financing obligations, less current maturities	51,930	52,049
Deferred income taxes	349,202	362,171
Other liabilities	98,919	98,177
Total liabilities	2,037,720	2,106,595
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, shares: 40,000,000 authorized; September 30, 2013 - 25,308,295 issued, 19,029,164 outstanding; December 31, 2012 - 25,362,946 issued, 19,197,899 outstanding	253	254
Additional paid-in-capital	270,799	264,342
Retained earnings	332,740	322,045
Accumulated other comprehensive loss	(157)	(152)
Treasury stock, at cost; shares: September 30, 2013 - 6,279,131; December 31, 2012 - 6,165,047	(293,639)	(277,684)
Total stockholders’ equity	309,996	308,805
Total liabilities and stockholders’ equity	$2,347,716	$2,415,400

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Segment Revenues:
Franchise and restaurant revenues	$127,137	$182,246	$379,619	$587,801
Rental revenues	30,990	30,920	92,724	92,096
Financing revenues	3,156	3,152	10,223	11,394
Total segment revenues	161,283	216,318	482,566	691,291
Segment Expenses:
Franchise and restaurant expenses	44,091	95,689	130,875	313,424
Rental expenses	24,149	24,237	72,953	73,075
Financing expenses	—	15	245	1,586
Total segment expenses	68,240	119,941	204,073	388,085
Gross segment profit	93,043	96,377	278,493	303,206
General and administrative expenses	35,331	48,737	105,004	125,608
Interest expense	24,979	28,896	75,230	88,767
Amortization of intangible assets	3,072	3,072	9,212	9,222
Closure and impairment charges	(392)	420	770	1,264
Loss on extinguishment of debt	—	2,306	36	4,917
Debt modification costs	—	—	1,296	—
Gain on disposition of assets	(72)	(73,650)	(326)	(89,642)
Income before income taxes	30,125	86,596	87,271	163,070
Income tax provision	(11,395)	(26,023)	(33,365)	(54,215)
Net income	18,730	60,573	53,906	108,855
Other comprehensive (loss) income, net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	—	—	140
Foreign currency translation adjustment	3	5	(5)	4
Total comprehensive income	$18,733	$60,578	$53,901	$108,999
Net income available to common stockholders:
Net income	$18,730	$60,573	$53,906	$108,855
Less: Net income allocated to unvested participating restricted stock	(296)	(1,187)	(925)	(2,477)
Less: Accretion of Series B Convertible Preferred Stock	—	(688)	—	(2,033)
Net income available to common stockholders	$18,434	$58,698	$52,981	$104,345
Net income available to common stockholders per share:
Basic	$0.98	$3.26	$2.80	$5.84
Diluted	$0.97	$3.14	$2.76	$5.66
Weighted average shares outstanding:
Basic	18,831	18,006	18,898	17,859
Diluted	19,085	18,924	19,166	18,801

Dividends declared per common share	$0.75	$—	$2.25	$—
Dividends paid per common share	$0.75	$—	$2.25	$—

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$53,906	$108,855
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	26,516	30,756
Non-cash interest expense	4,635	4,547
Loss on extinguishment of debt	36	4,917
Closure and impairment charges	1,166	991
Deferred income taxes	(16,007)	(20,361)
Non-cash stock-based compensation expense	7,081	8,799
Tax benefit from stock-based compensation	3,001	6,334
Excess tax benefit from share-based compensation	(1,985)	(4,757)
Gain on disposition of assets	(326)	(89,642)
Other	791	(1,768)
Changes in operating assets and liabilities:
Receivables	41,698	41,422
Current income tax receivables and payables	7,232	12,512
Other current assets	16,054	7,414
Accounts payable	2,650	2,080
Accrued employee compensation and benefits	(4,372)	(6,490)
Gift card liability	(68,493)	(62,841)
Other accrued expenses	29,231	25,298
Cash flows provided by operating activities	102,814	68,066
Cash flows from investing activities:
Additions to property and equipment	(4,547)	(13,477)
Proceeds from sale of property and equipment and assets held for sale	—	137,449
Principal receipts from notes, equipment contracts and other long-term receivables	10,254	10,276
Other	282	964
Cash flows provided by investing activities	5,989	135,212
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	50,000
Repayments under revolving credit facilities	—	(50,000)
Repayment of long-term debt (including premiums)	(2,400)	(184,237)
Payment of debt modification costs	(1,296)	—
Principal payments on capital lease and financing obligations	(7,515)	(8,246)
Repurchase of DineEquity common stock	(24,663)	—
Dividends paid on common stock	(43,170)	—
Repurchase of restricted stock	(3,209)	(1,690)
Proceeds from stock options exercised	5,585	5,443
Excess tax benefit from share-based compensation	1,985	4,757
Change in restricted cash	(3,122)	(8,158)
Cash flows used in financing activities	(77,805)	(192,131)
Net change in cash and cash equivalents	30,998	11,147
Cash and cash equivalents at beginning of period	64,537	60,691
Cash and cash equivalents at end of period	$95,535	$71,838
Supplemental disclosures:
Interest paid in cash	$58,751	$77,758
Income taxes paid in cash	$39,084	$58,339

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2013.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters of each year are reported as ending on March 31, June 30, September 30 and December 31. The first, second and third quarters of fiscal 2013 ended on March 31, 2013, June 30, 2013 and September 29, 2013, respectively; the first, second and third quarters of fiscal 2012 ended on April 1, 2012, July 1, 2012 and September 30, 2012, respectively.

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

3. Accounting Policies

Accounting Standards Adopted in the Current Fiscal Year

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles - Goodwill and Other: Testing Indefinite Lived Intangibles for Impairment (“ASU 2012-02”). ASU 2012-02 allows an entity the option to first assess qualitative factors in determining whether it is necessary to perform a quantitative impairment test on indefinite-lived intangibles. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. The adoption of ASU 2012-02 as of January 1, 2013 did not have any impact on the Company’s consolidated financial statements.

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Newly Issued Accounting Standards Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 require an entity to measure obligations resulting from joint and several liability arrangements as the amount the entity agreed to pay on the basis of the arrangement among its co-obligors plus the amount an entity expects to pay on behalf of co-obligors. ASU 2013-04 also requires an entity to disclose the nature, amount and other information about each obligation or group of similar obligations. The Company will be required to adopt ASU 2013-04 effective January 1, 2014, and is currently evaluating the potential impact, if any, on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. ASU 2013-11 may be applied on a retrospective basis, and early adoption is permitted. The Company will be required to adopt ASU 2013-11 effective January 1, 2014, and is currently evaluating the potential impact, if any, on its consolidated financial statements.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company or are not expected to have a material effect on the Company's consolidated financial statements as a result of future adoption.

4. Long-Term Debt

Long-term debt consisted of the following components:
	September 30, 2013	December 31, 2012
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 3.75% as of September 30, 2013 and 4.25% as of December 31, 2012	$469.6	$472.0
Senior Notes due October 2018, at a fixed rate of 9.5%	760.8	760.8
Discount	(20.7)	(23.3)
Total long-term debt	1,209.7	1,209.5
Less current maturities	(4.7)	(7.4)
Long-term debt, less current maturities	$1,205.0	$1,202.1

For a description of the respective instruments, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Debt Modification Costs

On February 4, 2013, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement dated October 8, 2010. For a description of Amendment No. 2, refer to Note 23 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Fees of $1.3 million paid to third parties in connection with Amendment No. 2 were included as “Debt modification costs” in the Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2013.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Loss on Extinguishment of Debt

During the nine months ended September 30, 2013 and 2012, the Company recognized a loss on extinguishment of debt as follows:

Quarter Ended	Instrument Repaid/Retired	Face Amount Repaid/Retired	Cash Paid	Loss (1)
		(In millions)
March 2013	Term Loans	$1.2	$1.2	$0.0
June 2013	Term Loans	1.2	1.2	0.0
	Total 2013	$2.4	$2.4	$0.0

March 2012	Term Loans	$70.5	$70.5	$1.9
March 2012	Senior Notes	5.0	5.5	0.7
September 2012	Term Loans	108.2	108.2	2.3
	Total 2012	$183.7	$184.2	$4.9
(1) Including write-off of the discount and deferred financing costs related to the debt retired.

Compliance with Covenants and Restrictions

The Company was in compliance with all the covenants and restrictions related to its Senior Secured Credit Facility and Senior Notes as of September 30, 2013.

5. Income Taxes

The effective tax rate was 38.2% for the nine months ended September 30, 2013 as compared to 33.2% for the nine months ended September 30, 2012. The effective tax rate in 2012 was lower primarily due to a discrete $6.3 million state benefit related to a reduction in state deferred taxes as a result of the refranchising of Applebee's company-operated restaurants and sale of related restaurant assets that was completed in 2012. Additionally, income tax credits, primarily FICA tip and other compensation-related tax credits, were higher in 2012 because Applebee’s had more company-operated restaurants during that year prior to completion of the refranchisings.

 The total gross unrecognized tax benefit as of September 30, 2013 and December 31, 2012 was $2.0 million and $6.7 million, respectively, excluding interest, penalties and related tax benefits. The decrease of $4.7 million is primarily related to recent settlements with taxing authorities. The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $0.7 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

As of September 30, 2013, the accrued interest and penalties were $2.6 million and $0.1 million, respectively, excluding any related income tax benefits. As of December 31, 2012, accrued interest and penalties were $1.4 million and $0.2 million, respectively, excluding any related income tax benefits. The increase of $1.2 million of accrued interest is primarily related to an increase in unrecognized tax benefits as a result of recent audits by taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.

The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2008. In the second quarter of 2013, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report (“RAR”) related to its examination of the Company’s U.S federal income tax return for the tax years 2008 to 2010. The Company disagrees with a portion of the proposed assessments and has contested them through the IRS administrative appeals procedures. We anticipate the appeals process to continue into 2014. The Company continues to believe that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Stock-Based Compensation

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

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Total stock-based compensation:
Equity classified award expense	$1.2	$2.2	$7.1	$8.8
Liability classified award (credit) expense	(0.8)	1.9	(0.9)	2.4
Total pretax stock-based compensation expense	0.4	4.1	6.2	11.2
Tax benefit	(0.2)	(1.6)	(2.4)	(4.3)
Total stock-based compensation expense, net of tax	$0.2	$2.5	$3.8	$6.9

As of September 30, 2013, total unrecognized compensation cost of $9.1 million related to restricted stock and restricted stock units and $5.1 million related to stock options is expected to be recognized over a weighted average period of 1.8 years for restricted stock and restricted stock units and 1.7 years for stock options.

Equity Classified Awards - Stock Options

The estimated fair value of the stock options granted during the nine months ended September 30, 2013 was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	0.78%
Weighted average historical volatility	83.4%
Dividend yield	4.15%
Expected years until exercise	4.6
Forfeitures	11.0%
Weighted average fair value of options granted	$36.00

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Option balances as of September 30, 2013 and activity related to stock options for the nine months ended September 30, 2013 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	958,246	$39.67
Granted	81,328	$72.28
Exercised	(153,454)	$36.40
Forfeited	(39,243)	$55.78
Outstanding at September 30, 2013	846,877	$42.65	6.24	$21,878,000
Vested at September 30, 2013 and Expected to Vest	824,671	$42.14	6.17	$21,683,000
Exercisable at September 30, 2013	637,782	$37.31	5.49	$19,650,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the third quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of September 30, 2013 and activity related to restricted stock and restricted stock units for the nine months ended September 30, 2013 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	346,563	$44.74	33,242	$41.19
Granted	88,606	$72.16	15,387	$72.04
Conversion of cash-settled restricted stock units	—	—	37,184	$72.28
Released	(112,625)	$30.09	(39,000)	$54.66
Forfeited	(53,551)	$54.76	—	—
Outstanding at September 30, 2013	268,993	$57.84	46,813	$64.57

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Liability Classified Awards - Restricted Stock Units

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	37,184	$66.13
Conversion to stock-settled restricted stock units	(37,184)	$72.28
Outstanding at September 30, 2013	—	—

The Company previously had issued shares of cash-settled restricted stock units to members of the Board of Directors. Originally these instruments were expected to be settled in cash and were recorded as liabilities based on the closing price of the Company’s common stock as of each period end. In February 2013, it was determined that, pursuant to the terms of the Plan, these restricted stock units would be settled in shares of common stock and all outstanding restricted stock units were converted to equity classified awards. For the nine months ended September 30, 2013 and 2012, $0.3 million and $0.6 million, respectively, were included in pretax stock-based compensation expense for the cash-settled restricted stock units. At December 31, 2012, liabilities of $2.4 million were included as other accrued expenses in the consolidated balance sheet.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total shareholder return of DineEquity, Inc. common stock compared to the total shareholder returns of a peer group of companies. Although LTIP awards are both denominated and paid only in cash, because the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are liability classified awards. For the nine months ended September 30, 2013 and 2012, a credit of $1.2 million and an expense of $1.8 million, respectively, were included in total stock-based compensation expense related to the LTIP awards. At September 30, 2013 and December 31, 2012, liabilities of $1.1 million and $4.5 million, respectively, related to LTIP awards were included as accrued employee compensation and benefits in the consolidated balance sheets.

7. Segments

The Company has four reporting segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of September 30, 2013, the franchise operations segment consisted of (i) 1,987 restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 17 countries outside the United States; and (ii) 1,589 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and seven countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), IHOP franchise advertising fees and the portion of the franchise fees allocated to IHOP and Applebee's intellectual property.  Franchise operations expenses include IHOP advertising expenses, the cost of IHOP proprietary products and IHOP and Applebee's pre-opening training expenses and other franchise-related costs.

At September 30, 2013, the company restaurant operations segment consisted of 23 Applebee’s company-operated restaurants, 10 IHOP company-operated restaurants and three IHOP restaurants reacquired from franchisees and operated by IHOP on a temporary basis until refranchised, all of which are located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense from capital leases on franchisee-operated restaurants.
Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

Information on segments for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Revenues from External Customers
Franchise operations	$111.7	$102.6	$331.6	$313.5
Company restaurants	15.4	79.6	48.1	274.3
Rental operations	31.0	30.9	92.7	92.1
Financing operations	3.2	3.2	10.2	11.4
Total	$161.3	$216.3	$482.6	$691.3
Interest Expense
Company restaurants	$0.1	$0.1	$0.3	$0.3
Rental operations	3.8	4.2	12.0	12.8
Corporate	25.0	28.9	75.2	88.8
Total	$28.9	$33.2	$87.5	$101.9
Depreciation and amortization
Franchise operations	$2.7	$2.5	$8.1	$7.4
Company restaurants	0.5	1.6	1.6	6.4
Rental operations	3.3	3.4	10.1	10.3
Corporate	2.4	2.3	6.7	6.7
Total	$8.9	$9.8	$26.5	$30.8
Income (loss) before income taxes
Franchise operations	$83.3	$75.5	$248.8	$232.4
Company restaurants	(0.3)	11.0	(0.1)	42.0
Rental operations	6.8	6.7	19.8	19.0
Financing operations	3.2	3.2	10.0	9.8
Corporate	(62.9)	(9.8)	(191.2)	(140.1)
Total	$30.1	$86.6	$87.3	$163.1

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Net Income per Share

The computation of the Company's basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator for basic and dilutive income per common share:
Net income	$18,730	$60,573	$53,906	$108,855
Less: Net income allocated to unvested participating restricted stock	(296)	(1,187)	(925)	(2,477)
Less: Accretion of Series B Convertible Preferred Stock	—	(688)	—	(2,033)
Net income available to common stockholders - basic	18,434	58,698	52,981	104,345
Effect of unvested participating restricted stock in two-class calculation	1	57	3	121
Accretion of Series B Convertible Preferred Stock	—	688	—	2,033
Net income available to common stockholders - diluted	$18,435	$59,443	$52,984	$106,499
Denominator:
Weighted average outstanding shares of common stock - basic	18,831	18,006	18,898	17,859
Dilutive effect of:
Stock options	254	246	268	270
Series B Convertible Preferred Stock	—	672	—	672
Weighted average outstanding shares of common stock - diluted	19,085	18,924	19,166	18,801
Net income per common share:
Basic	$0.98	$3.26	$2.80	$5.84
Diluted	$0.97	$3.14	$2.76	$5.66

All Series B Convertible Preferred Stock was converted into DineEquity, Inc. common stock in November, 2012.

9. Fair Value Measurements
The Company does not have a material amount of financial instruments, non-financial assets or non-financial liabilities that are required under U.S. GAAP to be measured on a recurring basis at fair value. The Company has elected to not use the fair value measurement option, as permitted under U.S. GAAP, for any assets or liabilities for which fair value measurement is not presently required.

The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate the carrying amounts due to their short duration.

The fair values of non-current financial liabilities at September 30, 2013 and December 31, 2012, determined based on Level 2 inputs, were as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, less current maturities	$1,205.0	$1,311.6	$1,202.1	$1,334.2

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies

Litigation, Claims and Disputes

The Company is subject to various lawsuits, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. The Company is required under U.S. GAAP to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of the Company's litigation are expensed as such fees and expenses are incurred. Management regularly assesses the Company's insurance coverage, analyzes litigation information with the Company's attorneys and evaluates the Company's loss experience in connection with pending legal proceedings. While the Company does not presently believe that any of the legal proceedings to which it is currently a party will ultimately have a material adverse impact on the Company, there can be no assurance that the Company will prevail in all the proceedings the Company is party to, or that the Company will not incur material losses from them.

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments totaling $431.9 million as of September 30, 2013. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2013 through 2048. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 30, 2013.

Contingencies

In February 2013, an IHOP franchisee and its affiliated entities which owned and operated 19 restaurants located in the states of Illinois, Wisconsin and Missouri filed for bankruptcy protection. As a result of an order issued by the bankruptcy court, two of the 19 restaurants were returned to the Company in the third quarter of 2013. A non-cash charge of $0.5 million was recorded in the Consolidated Statement of Comprehensive Income against deferred rental revenue associated with the leases for those two restaurants. During the third quarter of 2013, the Company received favorable rulings from the bankruptcy court which, if upheld, would allow the Company to transfer the remaining 17 restaurants to another franchisee. These rulings have been appealed by the current franchisee and are presently subject to a stay, pursuant to which the current franchisee is operating these restaurants only on a day-to-day basis and is continuing to make payments to the Company pursuant to the terms of the original franchise agreements. Accordingly, the Company is unable to determine the ultimate outcome of the bankruptcy proceedings at this time.

In an unrelated matter, in April 2013, an Applebee's franchisee which owned and operated 33 restaurants located in Illinois filed for bankruptcy protection. Pursuant to the bidding procedures approved by the bankruptcy court, 15 of the restaurants were sold in June 2013 to an affiliate of an existing franchisee and operated without interruption during the transition of ownership. The remaining 18 restaurants were closed in June 2013. We received approximately $3.8 million in termination payments and other fees in connection with the closure of these restaurants. We also have entered into a development agreement with the franchisee that acquired the 15 restaurants to open additional restaurants in Illinois in the future.

11.  Consolidating Financial Information

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Balance Sheet
September 30, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$52.2	$42.5	$0.8	$—	$95.5
Receivables, net	3.9	91.2	0.2	(8.0)	87.3
Prepaid expenses and other current assets	192.2	50.6	—	(188.6)	54.1
Deferred income taxes	(0.1)	23.6	1.4	—	24.8
Intercompany	(436.8)	432.3	4.4	—	—
Total current assets	(188.6)	640.2	6.8	(196.6)	261.8
Long-term receivables	—	201.1	—	—	201.1
Property and equipment, net	23.2	257.2	1.0	—	281.4
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	797.0	—	—	797.1
Other assets, net	16.7	92.2	—	—	108.9
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,548.9	$2,685.2	$7.8	$(1,894.2)	$2,347.7
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$12.7	$—	$—	$(8.0)	$4.7
Accounts payable	1.8	31.5	—		33.3
Accrued employee compensation and benefits	9.8	8.2	—		18.1
Gift card liability	—	93.2	—		93.2
Other accrued expenses	1.3	255.6	(0.2)	(188.6)	68.0
Total current liabilities	25.7	388.5	(0.2)	(196.6)	217.3
Long-term debt	1,205.0	—	—		1,205.0
Financing obligations	—	51.9	—		51.9
Capital lease obligations	—	115.4	—	—	115.4
Deferred income taxes	2.2	347.2	(0.3)		349.2
Other liabilities	5.8	92.2	0.9		98.9
Total liabilities	1,238.7	995.2	0.4	(196.6)	2,037.7
Total stockholders’ equity	310.1	1,690.0	7.4	(1,697.6)	310.0
Total liabilities and stockholders’ equity	$1,548.9	$2,685.2	$7.8	$(1,894.2)	$2,347.7
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Balance Sheet
December 31, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$9.9	$54.0	$0.6	$—	$64.5
Receivables, net	2.8	133.7	0.1	(8.0)	128.6
Prepaid expenses and other current assets	151.3	64.6	—	(136.3)	79.5
Deferred income taxes	(3.2)	24.1	0.8	—	21.8
Intercompany	(394.9)	389.0	6.0	—	—
Total current assets	(234.1)	665.4	7.5	(144.3)	294.5
Long-term receivables	—	212.3	—	—	212.3
Property and equipment, net	23.2	270.2	0.9	—	294.4
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	806.1	—	—	806.1
Other assets, net	18.4	92.3	—	—	110.7
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,505.1	$2,743.8	$8.5	$(1,841.9)	$2,415.4
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$15.4	$—	$—	$(8.0)	$7.4
Accounts payable	1.4	29.3	0.1	—	30.8
Accrued employee compensation and benefits	9.4	13.0	—	—	22.4
Gift card liability	—	161.7	—	—	161.7
Other accrued expenses	(42.5)	223.8	0.5	(136.3)	45.5
Total current liabilities	(16.3)	427.8	0.6	(144.3)	267.8
Long-term debt	1,202.1	—	—	—	1,202.1
Financing obligations	—	52.0	—	—	52.0
Capital lease obligations	—	124.4	—	—	124.4
Deferred income taxes	4.7	357.6	(0.2)	—	362.2
Other liabilities	5.6	91.9	0.7	—	98.2
Total liabilities	1,196.1	1,053.8	1.1	(144.3)	2,106.6
Total stockholders’ equity	309.0	1,690.0	7.4	(1,697.6)	308.8
Total liabilities and stockholders’ equity	$1,505.1	$2,743.8	$8.5	$(1,841.9)	$2,415.4
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$0.7	$126.1	$0.4	$—	$127.1
Rental revenues	—	31.0	—	—	31.0
Financing revenues	—	3.2	—	—	3.2
Total revenue	0.7	160.3	0.4	—	161.3
Franchise and restaurant expenses	0.6	43.5	—	—	44.1
Rental expenses	—	24.1	—	—	24.2
Financing expenses	—	—	—	—	—
General and administrative expenses	9.0	26.0	0.3	—	35.3
Interest expense	24.6	0.3	—	—	25.0
Amortization of intangible assets	—	3.1	—	—	3.1
Closure and impairment charges	—	(0.5)	0.1	—	(0.4)
Loss (gain) on disposition of assets	—	0.1	(0.2)	—	(0.1)
Intercompany dividend	(39.2)	—	—	39.2	—
Income before income taxes	5.6	63.5	0.2	(39.2)	30.1
Benefit (provision) for income taxes	13.1	(24.5)	—	—	(11.4)
Net income	$18.7	$39.0	$0.2	$(39.2)	$18.7
Total comprehensive income	$18.7	$39.0	$0.2	$(39.2)	$18.7
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

Supplemental Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$0.7	$181.3	$0.3	$—	$182.2
Rental revenues	—	30.9	—	—	30.9
Financing revenues	—	3.2	—	—	3.2
Total revenue	0.7	215.4	0.3	—	216.3
Franchise and restaurant expenses	0.6	95.2	—	—	95.7
Rental expenses	—	24.2	—	—	24.2
Financing expenses	—	—	—	—	—
General and administrative expenses	15.8	32.5	0.4	—	48.7
Interest expense	26.5	2.4	—	—	28.9
Amortization of intangible assets	—	3.1	—	—	3.1
Closure and impairment charges	—	0.2	0.2	—	0.4
Gain on disposition of assets	—	(73.3)	(0.4)	—	(73.7)
Loss on extinguishment of debt	2.3	—	—	—	2.3
Intercompany dividend	(88.7)	—	—	88.7	—
Income before income taxes	44.2	131.1	0.1	(88.7)	86.6
Benefit (provision) for income taxes	16.5	(42.5)	—	—	(26.0)
Net income	$60.6	$88.6	$0.1	$(88.7)	$60.6
Total comprehensive income	$60.6	$88.6	$0.1	$(88.7)	$60.6
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$2.1	$376.5	$1.0	$—	$379.6
Rental revenues	—	92.7	—	—	92.7
Financing revenues	—	10.2	—	—	10.2
Total revenue	2.1	479.4	1.0	—	482.6
Franchise and restaurant expenses	2.1	128.8	—	—	130.9
Rental expenses	—	72.9	—	—	72.9
Financing expenses	—	0.2	—	—	0.2
General and administrative expenses	27.7	76.3	0.9	—	105.0
Interest expense	74.2	1.0	—	—	75.2
Amortization of intangible assets	—	9.2	—	—	9.2
Closure and impairment charges	—	0.5	0.2	—	0.8
Loss (gain) on disposition of assets	—	0.4	(0.7)	—	(0.3)
Debt modification costs	1.3	—	—	—	1.3
Intercompany dividend	(116.6)	—	—	116.6	—
Income before income taxes	13.4	190.0	0.5	(116.6)	87.3
Benefit (provision) for income taxes	40.5	(73.9)	—	—	(33.4)
Net income	$53.9	$116.1	$0.5	$(116.6)	$53.9
Total comprehensive income	$53.9	$116.1	$0.5	$(116.6)	$53.9
  (1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

Supplemental Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$1.9	$585.1	$0.8	$—	$587.8
Rental revenues	—	92.1	—	—	92.1
Financing revenues	—	11.4	—	—	11.4
Total revenue	1.9	688.6	0.8	—	691.3
Franchise and restaurant expenses	1.8	311.6	—	—	313.4
Rental expenses	—	73.1	—	—	73.1
Financing expenses	—	1.6	—	—	1.6
General and administrative expenses	28.9	95.2	1.4	—	125.6
Interest expense	80.9	7.9	—	—	88.8
Amortization of intangible assets	—	9.2	—	—	9.2
Closure and impairment charges	—	0.7	0.6	—	1.3
Gain on disposition of assets	—	(88.5)	(1.2)	—	(89.6)
Loss on extinguishment of debt	4.9	—	—	—	4.9
Intercompany dividend	(179.7)	—	—	179.7	—
Income before income taxes	65.1	277.8	—	(179.7)	163.1
Benefit (provision) for income taxes	43.6	(97.9)	—	—	(54.2)
Net income	$108.7	$179.9	$—	$(179.7)	$108.9
Total comprehensive income	$108.8	$180.0	$—	$(179.7)	$109.0
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 Supplemental Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(66.3)	$169.4	$(0.3)	$—	$102.8
Investing cash flows:
Additions to property and equipment	(3.8)	(0.7)	—	—	(4.6)
Principal receipts from long-term receivables	—	10.3	—	—	10.3
Proceeds from sale of assets	—	—	—	—	—
Other	—	0.3	—	—	0.3
Cash flows provided by (used in) investing activities	(3.8)	9.8	—	—	6.0
Financing cash flows:
Payment of debt	(2.4)	(7.5)	—	—	(9.9)
Payment of debt modification costs	(1.3)	—	—	—	(1.3)
Repurchase of common stock	(24.7)	—	—	—	(24.7)
Dividends paid on common stock	(43.2)	—	—	—	(43.2)
Restricted cash	—	(3.1)	—	—	(3.1)
Other	4.2	0.1	—	—	4.4
Intercompany transfers	179.7	(180.1)	0.4	—	—
Cash flows provided by (used in) financing activities	112.4	(190.6)	0.4	—	(77.8)
Net change	42.3	(11.4)	0.1	—	31.0
Beginning cash and equivalents	9.9	54.0	0.6	—	64.5
Ending cash and equivalents	$52.2	$42.5	$0.8	$—	$95.5
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

Supplemental Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(74.5)	$142.3	$0.2	$—	$68.1
Investing cash flows:
Additions to property and equipment	(4.7)	(8.8)	—		(13.5)
Principal receipts from long-term receivables	—	10.3	—	—	10.3
Proceeds from sale of assets	—	137.4	—	—	137.4
Other	—	1.0	—	—	1.0
Cash flows provided by (used in) investing activities	(4.7)	139.9	—	—	135.2
Financing cash flows:
Revolving credit borrowings	50.0	—	—	—	50.0
Revolving credit repayments	(50.0)	—	—	—	(50.0)
Payment of debt	(184.2)	(8.2)	—	—	(192.5)
Restricted cash	—	(8.2)	—	—	(8.2)
Other	7.4	1.2	—	—	8.5
Intercompany transfers	291.1	(291.1)	—	—	—
Cash flows provided by (used in) financing activities	114.2	(306.3)	—	—	(192.2)
Net change	35.1	(24.1)	0.2	—	11.1
Beginning cash and equivalents	9.9	50.4	0.4	—	60.7
Ending cash and equivalents	$45.0	$26.2	$0.6	$—	$71.8
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

Through various subsidiaries we own, franchise and operate two restaurant concepts: Applebee's Neighborhood Grill & Bar® (“Applebee's®”), in the bar and grill segment of the casual dining category of the restaurant industry, and International House of Pancakes® (“IHOP®”), in the family dining category of the restaurant industry. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or the Company. Over 99% of our restaurants are franchised. We also have 36 company-operated restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models.

Domestically, Applebee's restaurants are located in every state except Hawaii, while IHOP restaurants are located in all 50 states and the District of Columbia. Internationally, Applebee's restaurants are located in one United States territory and 17 foreign countries; IHOP restaurants are located in two United States territories and seven foreign countries. With over 3,600 restaurants combined, we believe we are one of the largest full-service restaurant companies in the world. The June 24, 2013 issue of Nation's Restaurant News reported that IHOP and Applebee's were the largest restaurants in their respective categories in terms of United States system-wide sales during 2012. This marks the sixth consecutive year each brand has achieved the number one ranking in that measure.

Capital Allocation Strategy

On February 26, 2013, our Board of Directors approved a capital allocation strategy that incorporates the return of a significant portion of our free cash flow to our stockholders. The Board of Directors also approved an authorization to repurchase up to $100 million of our common stock. Pursuant to that strategy, during the nine months ended September 30, 2013 we declared and paid three quarterly cash dividends of $0.75 per share of our common stock totaling $43.2 million. We also repurchased 351,704 shares of our common stock at a total cost of $24.7 million during this period. As of September 30, 2013 we may repurchase up to an additional $75.3 million of common stock under the current authorization.

Key Performance Indicators

In evaluating the performance of each concept, we consider the key performance indicators to be net franchise restaurant development and the percentage change in domestic system-wide same-restaurant sales. Since we are a 99% franchised company, expanding the number of franchise restaurants is an important driver of revenue growth. We currently do not plan to open any new Applebee's or IHOP company-operated restaurants. Revenue from our rental and financing operations, legacies from the IHOP business model we operated under prior to 2003, is subject to progressive decline over time as interest-earning balances are repaid. Growth in both the number of franchise restaurants and sales at those restaurants will drive franchise revenues in the form of higher royalty revenues, additional franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of these performance indicators for the three and nine months ended September 30, 2013 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Applebee's	IHOP	Applebee's	IHOP
Percentage change in domestic system-wide same-restaurant sales	(0.4)%	3.6%	(0.1)%	1.7%
Net franchise restaurant development(1)	(2)	9	(24)	21
(1) Franchise and area license openings, net of closings and refranchisings
IHOP's increase of 3.6% in domestic system-wide restaurant sales for three months ended September 30, 2013 was the second consecutive quarterly increase in domestic system-wide restaurant sales and the largest increase since the first quarter of 2008. The increase resulted from a higher average customer check partially offset by a decrease in customer traffic. Applebee's domestic system-wide restaurant sales for three months ended September 30, 2013 decreased 0.4% as a decrease in customer traffic was partially offset by an increase in average customer check.
IHOP's increase of 1.7% in domestic system-wide restaurant sales for the nine months ended September 30, 2013 reflects sequential improvement in each of the first three quarters of 2013, with a decrease of 0.5% in the first quarter of 2013 followed by increases of 1.9% and 3.6% in the second and third quarters, respectively. Applebee's slight decrease of 0.1% in domestic system-wide restaurant sales for the nine months ended September 30, 2013 reflects a decrease of 1.3% in the first quarter followed by an increase of 1.3% in the second quarter and the decrease of 0.4% in the third quarter.
Applebee's net restaurant development for the nine months ended September 30, 2013 was adversely impacted by restaurant closures during the second quarter of 2013. In April 2013, an Applebee's franchisee that owned and operated 33 restaurants located in Illinois filed for bankruptcy protection. As a result of those proceedings, 15 of the restaurants were sold in June 2013 to an affiliate of an existing franchisee and operated without interruption during the transition of ownership. The remaining 18 restaurants were closed in June 2013 and we received termination fees of $3.8 million related to the closure of the 18 restaurants during the third quarter of 2013. We have entered into a development agreement with the new franchisee to open additional restaurants in Illinois in the future.
As of September 30, 2013, Applebee's and IHOP franchisees have opened 10 and 35 new restaurants, respectively. In 2013, we expect Applebee's franchisees to open a total of 25 to 30 new restaurants, the majority of which are expected to be opened domestically. We have reduced our previous estimate of 40 to 50 new restaurant openings primarily because for the past few years, franchisees have allocated a significant amount of capital, both human and financial, to the remodel/revitalization program. We underestimated the time it would take to rebuild the development pipeline.  In addition, several of the franchisee-to-franchisee transfers that were completed in 2013 had development obligations that were extended as part of the transactions.
In 2013, we expect IHOP franchisees to open a total of 50 to 60 new restaurants, the majority of which are expected to be opened domestically. Over the past five years, the fourth quarter of each year has been the most active in terms of new restaurant openings for both brands.
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

Consolidated cash flows from operating activities and consolidated free cash flow for the nine months ended September 30, 2013 were as follows:

	Nine Months Ended
	September 30,
	2013	2012
	(In millions)
Consolidated cash flows from operating activities	$102.8	$68.1
Consolidated free cash flow	$98.6	$51.1
In evaluating the performance of the consolidated enterprise, we consider the key performance indicators to be consolidated cash flows from operating activities and consolidated free cash flow (cash from operations, plus receipts from notes, equipment contracts and other long-term receivables, less consolidated capital expenditures, principal payments on capital leases and financing obligations and the mandatory annual repayment of 1% of the principal balance of our Term Loans). Consolidated cash from operations and consolidated free cash flow for the nine months ended September 30, 2013 were $102.8 million and $98.6 million, respectively.
Additional detail on each of our key performance indicators is presented under the captions "Restaurant Development Activity," "Restaurant Data," and "Liquidity and Capital Resources" that follow.

Restaurant Development Activity

The following table summarizes Applebee’s restaurant development and franchising activity during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)
Applebee's Restaurant Development Activity
Beginning of period	2,012	2,018	2,034	2,019
New openings:
Franchise	4	5	10	14
Total new openings	4	5	10	14
Closings:
Franchise	(6)	(7)	(34)	(17)
Total closings	(6)	(7)	(34)	(17)
End of period	2,010	2,016	2,010	2,016
Summary - end of period
Franchise	1,987	1,954	1,987	1,954
Company	23	62	23	62
Total	2,010	2,016	2,010	2,016
Restaurant Franchising Activity
Domestic franchise openings	1	4	6	7
International franchise openings	3	1	4	7
Refranchised	—	98	—	115
Total restaurants franchised	4	103	10	129
Closings:
Domestic franchise	(6)	(2)	(31)	(6)
International franchise	—	(5)	(3)	(11)
Total franchise closings	(6)	(7)	(34)	(17)
Net franchise restaurant (reductions) additions	(2)	96	(24)	112

The following table summarizes IHOP restaurant development and franchising activity during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)
IHOP Restaurant Development Activity
Beginning of period	1,593	1,557	1,581	1,550
New openings:
Franchise	13	12	31	27
Area license	—	—	4	1
Total new openings	13	12	35	28
Closings:
Franchise	(4)	(4)	(13)	(11)
Area license	—	—	(1)	(2)
Total closings	(4)	(4)	(14)	(13)
End of period	1,602	1,565	1,602	1,565
Summary - end of period
Franchise	1,421	1,383	1,421	1,383
Area license	168	165	168	165
Company	13	17	13	17
Total	1,602	1,565	1,602	1,565
Restaurant Franchising Activity
Domestic franchise openings	10	10	25	24
International franchise openings	3	2	6	3
Area license openings	—	—	4	1
Refranchised	—	—	1	4
Total restaurants franchised	13	12	36	32
Closings:
Domestic franchise	(4)	(4)	(13)	(11)
Area license	—	—	(1)	(2)
Total franchise closings	(4)	(4)	(14)	(13)
Reacquired by the Company	(2)	—	(2)	(6)
Net franchise restaurant additions	7	8	20	13

Restaurant Data

The following table sets forth, for the three and nine months ended September 30, 2013 and 2012, the number of “Effective Restaurants” in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended		Nine Months Ended
—	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)
Applebee's Restaurant Data
Effective Restaurants(a)
Franchise	1,986	1,871	1,998	1,861
Company	23	144	23	156
Total	2,009	2,015	2,021	2,017

System-wide(b)
Sales percentage change(c)	0.0%	2.4%	0.6%	1.7%
Domestic same-restaurant sales percentage change(d)	(0.4)%	2.0%	(0.1)%	1.3%

Franchise(b)(e)
Sales percentage change(c)	6.2%	8.4%	7.7%	7.0%
Domestic same-restaurant sales percentage change(d)	(0.4)%	2.2%	(0.1)%	1.2%
Average weekly domestic unit sales (in thousands)	$44.9	$45.1	$47.2	$47.4

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,413	1,377	1,410	1,375
Area license	168	165	167	165
Company	12	17	12	15
Total	1,593	1,559	1,589	1,555

System-wide(b)
Sales percentage change(c)	6.1%	0.9%	4.2%	1.9%
Domestic same-restaurant sales percentage change(d)	3.6%	(2.0)%	1.7%	(1.3)%

Franchise(b)
Sales percentage change(c)	6.2%	0.4%	4.3%	1.6%
Domestic same-restaurant sales percentage change(d)	3.6%	(2.0)%	1.7%	(1.2)%
Average weekly domestic unit sales (in thousands)	$35.0	$33.8	$34.8	$34.2

Area License (b)
Sales percentage change(c)	7.9%	4.0%	5.6%	3.5%

(a)   “Effective Restaurants” are the weighted average number of restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)   “System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Reported sales (unaudited)
Applebee's franchise restaurant sales	$1,073.7	$1,011.4	$3,409.4	$3,165.4
IHOP franchise restaurant sales	$642.6	$604.8	$1,912.7	$1,834.6
IHOP area license restaurant sales	$61.8	$57.3	$188.0	$178.1

(c)   “Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal period compared to the prior fiscal period for all restaurants in that category.

(d)   “Domestic same-restaurant sales percentage change” reflects the percentage change in sales in any given fiscal period, compared to the same weeks in the prior year, for domestic restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and restaurant closures, the domestic restaurants open throughout both fiscal periods being compared may be different from period to period. Domestic same-restaurant sales percentage change does not include data on IHOP area license restaurants.

(e)   The sales percentage change for the three and nine months ended September 30, 2013 and 2012 for Applebee’s franchise restaurants was impacted by the refranchising of 154 company-operated restaurants during 2012.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Same-restaurant Sales Trends

Applebee’s domestic system-wide same-restaurant sales decreased 0.4% for the three months ended September 30, 2013 from the same period in 2012. For the first nine months of 2013, Applebee’s domestic system-wide same-restaurant sales decreased 0.1% from the same period in 2012. For both comparative periods, a decline in customer traffic was partially offset by an increase in average customer check. Same-restaurant sales performance for the first nine months of 2013 is not necessarily indicative of results expected for the full year.

IHOP’s domestic system-wide same-restaurant sales increased 3.6% for the three months ended September 30, 2013 from the same period in 2012, the second consecutive quarterly increase and the largest increase since the first quarter of 2008. For the first nine months of 2013, IHOP's domestic system-wide same-restaurant sales increased 1.7% compared to 2012. For both comparative periods, the improvement resulted from a higher average customer check substantially larger than a decrease in customer traffic. We believe the increase in average customer check was due in part to the new IHOP menu launched in June 2013 which influenced customers’ purchasing patterns and resulted in a favorable shift in product mix. Additionally, we believe the average customer check had declined in 2012 because of strong consumer interest in promotional menu items, resulting in a lower base for comparison. Same-restaurant sales performance for the first nine months of 2013 is not necessarily indicative of results expected for the full year.

Published measures of national consumer confidence declined in the third quarter of 2013, an indication that economic uncertainty continues to impact consumers' decisions with respect to discretionary spending in general as well as with respect to dining out. Revenues from the restaurant industry as a whole decreased in the third quarter of 2013 compared to the second quarter of 2013. However, the industry segments in which we operate moved in opposite directions. Revenues in the casual dining segment decreased during the third quarter of 2013 compared to the second quarter, while revenues from the family dining segment increased during the third quarter of 2013 compared to the second quarter. Both Applebee's and IHOP outperformed the averages of their respective categories based on domestic system-wide same-restaurant sales.

We work to drive consistent and sustainable same-restaurant sales and traffic and differentiate our brands by focusing on menu innovation, operational excellence, advertising and media, and our value proposition. The new IHOP menu launched in June 2013 had three objectives: (i) simplify the ordering process with a new menu layout; (ii) reduce the overall number of menu items over time to lessen complexity; and (iii) introduce new and exciting menu offerings and categories. Applebee's menu is continually updated through the offering of new culinary creations, such as “Honey Pepper Sirloin” and “Honey Pepper Chicken & Shrimp” as part of our signature “2 for $20” offering.

We continue to optimize our media strategy to increase both reach and frequency to break through the very competitive media landscape and more effectively connect with target customers of both IHOP and Applebee's. For example, in September 2013 we launched a joint venture with ESPN®, the worldwide leader in sports coverage, to debut “ESPN Fan Zone” at Applebee’s restaurants across the country. The partnership creates a new environment for guests to enjoy their favorite teams and the wide selection on our menu. As part of the game-watching experience, guests also can choose items from a new “Game Time Menu.” In addition to our focus on traditional media such as TV and radio, we continued our expansion into digital and social media, additional vehicles through which we connect with our customers.

The Applebee's remodel program also has been a key component of our strategy to drive same-restaurant sales and traffic and we believe has revitalized and helped to differentiate the brand. During the third quarter of 2013, franchisees remodeled over 80 restaurants; approximately two-thirds of the domestic Applebee's system has been remodeled since the program was initiated in the second half of 2010.

Franchisee Matters

From time to time, our franchisees may experience financial difficulties, including bankruptcy.

In February 2013, an IHOP franchisee and its affiliated entities which owned and operated 19 restaurants located in the states of Illinois, Wisconsin and Missouri filed for bankruptcy protection. As a result of an order issued by the bankruptcy court, two of the 19 restaurants were returned to us in the third quarter of 2013. A non-cash charge of $0.5 million was recorded in the Consolidated Statement of Comprehensive Income against deferred rental revenue associated with the leases for those two restaurants. During the third quarter of 2013, we received favorable rulings from the bankruptcy court which, if upheld, would allow us to transfer the remaining 17 restaurants to another franchisee. These rulings have been appealed by the current franchisee and are presently subject to a stay, pursuant to which the current franchisee is operating these restaurants only on a day-to-day basis and is continuing to make payments to us pursuant to the terms of the original franchise agreements. Accordingly, we are unable to determine the ultimate outcome of the bankruptcy proceedings at this time.

In an unrelated matter, in April 2013, an Applebee's franchisee which owned and operated 33 restaurants located in Illinois filed for bankruptcy protection. Pursuant to the bidding procedures approved by the bankruptcy court, 15 of the restaurants were sold in June 2013 to an affiliate of an existing franchisee and operated without interruption during the transition of ownership. The remaining 18 restaurants were closed in June 2013. We received approximately $3.8 million in termination payments and other fees in connection with the closure of these restaurants. We also have entered into a development agreement with the franchisee that acquired the 15 restaurants to open additional restaurants in Illinois in the future.

RESULTS OF OPERATIONS
Comparison of Three and Nine Months Ended September 30, 2013 and 2012

SUMMARY

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2013	2012		2013	2012
	(In millions, except percentages)
Revenue	$161.3	$216.3	$(55.0)	$482.6	$691.3	$(208.7)
Segment profit	93.0	96.4	(3.4)	278.5	303.2	(24.7)
Segment profit as % of revenue	57.7%	44.6%	13.1%	57.7%	43.9%	13.8%
General & administrative expenses	35.3	48.7	13.4	105.0	125.6	20.6
Interest expense	25.0	28.9	3.9	75.2	88.8	13.5
Gain on disposition of assets	(0.1)	(73.7)	(73.6)	(0.3)	(89.6)	(89.3)
Other expenses	2.7	5.8	3.1	11.3	15.4	4.1
Income tax provision	11.4	26.0	14.6	33.4	54.2	20.9
Effective tax rate	37.8%	30.1%	(7.7)%	38.2%	33.2%	(5.0)%
Net income	$18.7	$60.6	$(41.8)	$53.9	$108.9	$(54.9)

The completion of our transition to a 99% franchised company in October 2012 had a significant impact on the comparison of our results of operations for the three and nine months ended September 30, 2013 with the same periods of the prior year. The most significant impact was the decline in revenues and segment profit because of the Applebee's company-operated restaurants that were refranchised, partially offset by increased royalty revenues and franchise fees from the refranchised restaurants. Interest expense declined, in large part, due to repayment of debt with proceeds from the sale of assets of company-operated restaurants that were refranchised. Additionally, our effective tax rate for the three and nine months ended September 30, 2012 was impacted by a discrete $6.3 million tax benefit related to a reduction in state deferred taxes as a result of the refranchising of Applebee's company-operated restaurants.

A significant portion of the decline in general and administrative (“G&A”) expenses for the three and nine months ended September 30, 2013 was due to a $9.0 million charge recorded in the third quarter of 2012 related to settlement of litigation that commenced prior to our acquisition of Applebee's. The elimination and realignment of administrative functions associated with company-operated restaurants as well as our staff reduction initiative implemented in the third quarter of 2012 was primarily responsible for the remaining decreases in G&A expenses for the three and nine months ended September 30, 2013, as compared with the same periods of 2012.

REVENUE

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2013	2012		2013	2012
	(In millions)
Franchise	$111.7	$102.6	$9.1	$331.6	$313.5	$18.1
Company	15.4	79.6	(64.2)	48.1	274.3	(226.2)
Rental	31.0	30.9	0.1	92.7	92.1	0.6
Financing	3.2	3.2	0.0	10.2	11.4	(1.2)
Total revenue	$161.3	$216.3	$(55.0)	$482.6	$691.3	$(208.7)

 Total revenue decreased $55.0 million and $208.7 million, respectively, for the three and nine months ended September 30, 2013. The decrease in each comparative period was primarily due to the refranchising of Applebee's company-operated restaurants in 2012, partially offset by higher franchise royalty revenues resulting from the increase in the number of Applebee’s and IHOP franchise restaurants. More than two-thirds of our revenue now comes from our franchise segment. As franchisees develop more restaurants, the company restaurant segment should consistently generate less than 10% of our revenues.

SEGMENT PROFIT (LOSS)

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2013	2012		2013	2012
	(In millions)
Franchise operations	$83.3	$75.5	$7.8	$248.8	$232.4	$16.4
Company restaurant operations	(0.3)	11.0	(11.3)	(0.1)	42.0	(42.1)
Rental operations	6.8	6.7	0.1	19.8	19.0	0.8
Financing operations	3.2	3.2	0.0	10.0	9.8	0.2
Total	$93.0	$96.4	$(3.4)	$278.5	$303.2	$(24.7)

The decline in segment profit for the three months ended September 30, 2013 compared to the prior year was primarily due to the impact of the refranchising of Applebee’s company-operated restaurants on the company restaurant segment. This was partially offset by an increase in the number of Applebee’s and IHOP franchise restaurants, a $4.0 million increase in termination fees related to the closure of Applebee's restaurants and a 3.6% increase in IHOP domestic same-restaurant sales.

The decline in segment profit for the nine months ended September 30, 2013 compared to the prior year was primarily due to the impact of the refranchising of Applebee’s company-operated restaurants on the company restaurant segment, partially offset by an increase in the number of Applebee’s and IHOP franchise restaurants, a $4.8 million increase in termination fees related to closure of Applebee's restaurants and a 1.7% increase in IHOP domestic same-restaurant sales. Nearly 90% of our segment profit now comes from our franchise operations. We operate our company restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models and, accordingly, we do not anticipate these restaurants will generate a significant amount of segment profit or loss in the foreseeable future.

Franchise Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2013	2012		2013	2012
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,986	1,871	115	1,998	1,861	137
IHOP	1,581	1,542	39	1,577	1,540	37
Franchise Revenues:
Applebee’s	$50.9	$43.7	$7.2	$151.9	$137.5	$14.4
IHOP	40.8	39.9	0.9	120.1	118.4	1.7
IHOP advertising	20.0	19.0	1.0	59.6	57.6	2.0
Total franchise revenues	111.7	102.6	9.1	331.6	313.5	18.1
Franchise Expenses:
Applebee’s	1.6	1.1	(0.5)	4.6	3.1	(1.5)
IHOP	6.8	7.0	0.2	18.6	20.4	1.8
IHOP advertising	20.0	19.0	(1.0)	59.6	57.6	(2.0)
Total franchise expenses	28.4	27.1	(1.3)	82.8	81.1	(1.7)
Franchise Segment Profit:
Applebee’s	49.3	42.6	6.7	147.3	134.4	12.9
IHOP	34.0	32.9	1.1	101.5	98.0	3.5
Total franchise segment profit	$83.3	$75.5	$7.8	$248.8	$232.4	$16.4
Segment profit as % of revenue (2)	74.6%	73.6%		75.1%	74.1%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise restaurants open in a given fiscal period, adjusted to account for franchise restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

The $7.2 million increase in Applebee’s franchise revenue for the three months ended September 30, 2013 was primarily attributable to a $4.0 million increase in termination fees in addition to increased royalty revenue resulting from the refranchising of 154 company-operated restaurants in 2012 (17 in the first quarter, 98 in the third quarter and 39 in the fourth quarter), partially offset by a 0.4% decrease in domestic same-restaurant sales. The $14.4 million increase in Applebee’s franchise revenue for the nine months ended September 30, 2013 was primarily attributable to increased royalty revenue resulting from the refranchising of 154 company-operated restaurants in 2012 and a $4.8 million increase in termination fees. Termination fees, by nature, are unpredictable and variable. The increase in termination fees for both the three and nine months ended September 30, 2013 was primarily due to the closure of 18 Applebee's restaurants as discussed under "Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results - Franchisee Matters" above.

The $0.9 million increase in IHOP franchise revenue (other than advertising) for the three months ended September 30, 2013 was due to higher royalty revenues resulting from a 2.6% increase in Effective Franchise Restaurants due to new restaurant development and a 3.6% increase in domestic same-restaurant sales, partially offset by a decrease in sales volumes of pancake and waffle dry mix. The $1.7 million increase in IHOP franchise revenue (other than advertising) for the nine months ended September 30, 2013 was due to higher royalty revenues resulting from a 2.5% increase in Effective Franchise Restaurants and a 1.7% increase in domestic same-restaurant sales, partially offset by a decrease in sales volumes of pancake and waffle dry mix. The decreases in IHOP franchise expenses (other than advertising) for both the three and nine months ended September 30, 2013 were primarily due to lower purchase volumes of pancake and waffle dry mix, partially offset by higher bad debt expense.

IHOP’s franchise expenses are substantially higher than Applebee’s due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations. However, Applebee’s national advertising fund activity constitutes an agency transaction and therefore is not recognized as franchise revenue and expense. The increases in IHOP advertising revenue and expense for both the three and nine months ended September 30, 2013 were primarily due to the increases in Effective Franchise Restaurants and the increases in domestic franchise same-restaurant sales that also impacted IHOP franchise revenue as noted above.

The $7.8 million increase in franchise segment profit for the three months ended September 30, 2013 was primarily due to an increase in Applebee's Effective Franchise Restaurants due to the refranchising of company-operated restaurants, an increase in IHOP's Effective Franchise Restaurants due to new restaurant development and a 3.6% increase in IHOP domestic same-restaurant sales. The $16.4 million increase in franchise segment profit for the nine months ended September 30, 2013 was primarily due to an increase in Applebee's Effective Franchise Restaurants due to the refranchising of company-operated restaurants, and an increase in IHOP's Effective Franchise Restaurants due to new restaurant development.

Company Restaurant Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2013	2012		2013	2012
	(In millions, except number of restaurants)
Effective Company Restaurants:(1)
Applebee’s	23	144	(121)	23	156	(133)
IHOP	12	17	(5)	12	15	(3)

Company restaurant sales	$15.4	$79.6	$(64.2)	$48.1	$274.3	$(226.2)
Company restaurant expenses	15.7	68.6	52.9	48.2	232.3	184.1
Company restaurant segment profit	$(0.3)	$11.0	$(11.3)	$(0.1)	$42.0	$(42.1)
Segment profit as % of revenue (2)	(1.8)%	13.9%		0.5%	15.3%
_____________________________________________________
(1) Effective Company Restaurants are the weighted average number of company restaurants open in a given fiscal period, adjusted to account for company restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

As of September 30, 2013, company restaurant operations comprised 23 Applebee’s company-operated restaurants and 10 IHOP company-operated restaurants. We operate these restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models. Additionally, from time to time we may also operate restaurants reacquired from IHOP franchisees on a temporary basis until the restaurants are refranchised. Applebee's Effective Company Restaurants for the three and nine months ended September 30, 2012 include the 154 restaurants, refranchised as noted under "Franchise Operations" above, for the period of time they were operated as company restaurants.

Consolidated company restaurant sales and expenses for the three months ended September 30, 2013 decreased $64.2 million and $52.9 million, respectively, of which $62.9 million and $52.3 million, respectively, were due to the refranchising of 154 Applebee's company-operated restaurants in 2012. Consolidated company restaurant sales and expenses for the nine months ended September 30, 2013 decreased $226.2 million and $184.1 million, respectively, of which $223.7 million and $183.9 million, respectively, were due to the refranchising of 154 Applebee's company-operated restaurants in 2012.

The decreases in company restaurant segment profit for the three and nine months ended September 30, 2013 were primarily due to the refranchising of the 154 Applebee's company-operated restaurants in 2012.

Rental Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2013	2012		2013	2012
	(In millions)
Rental revenues	$31.0	$30.9	$0.1	$92.7	$92.1	$0.6
Rental expenses	24.2	24.2	0.0	72.9	73.1	0.2
Rental operations segment profit	$6.8	$6.7	$0.1	$19.8	$19.0	$0.8
Segment profit as % of revenue (1)	22.1%	21.6%		21.3%	20.7%
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

Rental revenue, expenses and segment profit for the three months ended September 30, 2013 were consistent with the same periods of 2012. Rental revenue for the nine months ended September 30, 2013 increased due to the lower write-off of deferred lease revenue associated with franchise restaurants whose lease agreements were prematurely terminated, as compared to the same period of 2012. The rental revenue increase was partially offset by a decline in interest income as direct financing leases are repaid. The increase in rental segment profit during the nine months ended September 30, 2013 was primarily due to the lower write-off of deferred lease revenue associated with franchise restaurants whose lease agreements were prematurely terminated.

Financing Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2013	2012		2013	2012
	(In millions)
Financing revenues	$3.2	$3.2	$0.0	$10.2	$11.4	$(1.2)
Financing expenses	—	0.0	0.0	0.2	1.6	1.4
Financing operations segment profit	$3.2	$3.2	$0.0	$10.0	$9.8	$0.2
Segment profit as % of revenue (1)	100.0%	99.5%		97.6%	86.1%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

All financing operations relate to IHOP franchise restaurants. Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants and a portion of franchise fees for restaurants taken back from franchisees not allocated to IHOP intellectual property. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

Financing revenue, expenses and segment profit for the three months ended September 30, 2013 were consistent with the same period of the prior year. The decrease in financing revenue for the nine months ended September 30, 2013 was due to a decrease in interest revenue resulting from the progressive decline in note balances due to repayments and less refranchising activity related to IHOP restaurants reacquired from franchisees. The decrease in financing expenses for the nine months ended September 30, 2013 was due to less refranchising activity related to IHOP restaurants reacquired from franchisees. Segment profit nine months ended September 30, 2013 was slightly higher as the decline in interest revenue was offset by lower losses on IHOP refranchising activity.

OTHER EXPENSE AND INCOME ITEMS

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2013	2012		2013	2012
	(In millions)
General and administrative expenses	$35.3	$48.7	$13.4	$105.0	$125.6	$20.6
Interest expense	25.0	28.9	3.9	75.2	88.8	13.5
Amortization of intangible assets	3.1	3.1	0.0	9.2	9.2	0.0
Closure and impairment charges	(0.4)	0.4	0.8	0.8	1.3	0.5
Loss on extinguishment of debt	—	2.3	2.3	0.0	4.9	4.9
Debt modification costs	—	—	—	1.3	—	(1.3)
Gain on disposition of assets	(0.1)	(73.7)	(73.6)	(0.3)	(89.6)	(89.3)
Provision for income taxes	11.4	26.0	14.6	33.4	54.2	20.9

General and Administrative Expenses

The decrease in G&A expenses for the three months ended September 30, 2013 compared to the same period of the prior year was primarily due to a $9.0 million charge recorded in the third quarter of 2012 related to settlement of litigation that commenced prior to our acquisition of Applebee's. In addition, compensation costs were lower by approximately $4.4 million, primarily due to: (i) lower severance costs, (ii) lower stock-based compensation costs and (iii) lower salaries and benefits resulting from the restructuring initiatives announced in the third quarter of 2012 and from the refranchising of Applebee's company-operated restaurants. The declines in these components of compensation costs were partially offset by increased bonus costs.

The decrease in G&A expenses for the nine months ended September 30, 2013 compared to the same period of the prior year was primarily due to compensation costs that were lower by approximately $12.1 million and to a $9.0 million charge recorded in the third quarter of 2012 related to settlement of litigation that commenced prior to our acquisition of Applebee's. The decline in compensation costs was primarily due to: (i) lower salaries and benefits resulting from the restructuring initiatives announced in the third quarter of 2012 and from the refranchising of Applebee's company-operated restaurants; (ii) lower stock-based compensation costs and (iii) lower severance costs, partially offset by higher bonus expenses. The lower aggregate compensation costs were partially offset by higher costs for professional services and consumer research.

Interest Expense
Interest expense for the three months ended September 30, 2013 decreased by $3.9 million compared to the same period of the prior year due to a reduction of outstanding debt balances. Average interest-bearing debt outstanding (our Term Loans,

Senior Notes and financing obligations) during the three months ended September 30, 2013 was approximately $210 million lower than the same period of the prior year.

Interest expense for the nine months ended September 30, 2013 decreased by $13.5 million compared to the same period of the prior year primarily due to a reduction of outstanding debt balances. Average interest-bearing debt outstanding (our Term Loans, Senior Notes and financing obligations) during the nine months ended September 30, 2013 was approximately $245 million lower than the same period of the prior year. Additionally, the variable interest rate on our Term Loans declined 50 basis points from 4.25% to 3.75% as a result of a debt modification in February 2013 (see “Liquidity and Capital Resources - February 2013 Amendment to Credit Agreement”) and the stability in LIBOR interest rates since February 2013.

Loss on Extinguishment of Debt

During the three and nine months ended September 30, 2013 and 2012, the Company recognized the following loss on extinguishment of debt:

Quarter Ended	Instrument Repaid/Retired	Face Amount Repaid/Retired	Cash Paid	Loss (1)
		(In millions)
March 2013	Term Loans	$1.2	$1.2	$0.0
June 2013	Term Loans	1.2	1.2	0.0
	Total 2013	$2.4	$2.4	$0.0

March 2012	Term Loans	$70.5	$70.5	$1.9
March 2012	Senior Notes	5.0	5.5	0.7
September 2012	Term Loans	108.2	108.2	2.3
	Total 2012	$183.7	$184.2	$4.9
_____________________________________________________
(1) Including write-off of the discount and deferred financing costs related to the debt retired.

Any write-off of the discount and deferred financing costs is proportional to the amount of debt retired. As the amount of debt retired in the first three quarters of 2013 was substantially less than the debt retired in the first three quarters of 2012, the loss on debt extinguishment was substantially smaller as well.

Debt Modification Costs

On February 4, 2013, we entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement dated October 8, 2010. The key provisions of Amendment No. 2 are discussed under “Liquidity and Capital Resources - February 2013 Amendment to Credit Agreement.” Fees paid to third parties of $1.3 million in connection with Amendment No. 2 were included as “Debt modification costs” in the Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2013.

Gain on Disposition of Assets

We recognized gains on disposition of assets of $0.1 million and $73.7 million for the three months ended September 30, 2013 and 2012, respectively. There were no individually significant dispositions during the three months ended September 30, 2013. During the three months ended September 30, 2012, we completed the refranchising and sale of related restaurant assets of 98 Applebee's company-operated restaurants, consisting of 65 Applebee's company-operated restaurants located in Michigan and 33 restaurants located primarily in Missouri and Indiana.

We recognized gains on disposition of assets of $0.3 million and $89.6 million for the nine months ended September 30, 2013 and 2012, respectively. There were no individually significant dispositions during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we completed the refranchising and sale of related restaurant assets of 115 Applebee's company-operated restaurants, consisting of 17 restaurants in a six-state market area geographically centered around Memphis, Tennessee; 33 restaurants located primarily in Missouri and Indiana; and 65 restaurants located in Michigan.

With the completion in October 2012 of our strategy to refranchise the substantial majority of Applebee's company-operated restaurants, we do not expect significant gains or losses on dispositions of company-operated restaurants for the foreseeable future.

Provision for Income Taxes

Our effective tax rate was 37.8% for the three months ended September 30, 2013 compared to 30.1% for the three months ended September 30, 2012. The effective tax rate in the prior year was impacted by a discrete $6.3 million state benefit. This benefit related to a reduction in state deferred taxes as a result of the refranchising of Applebee's company-operated restaurants and sale of related restaurant assets in the third quarter of 2012.

Our effective tax rate was 38.2% for the nine months ended September 30, 2013 compared to 33.2% for the nine months ended September 30, 2012. The effective tax rate in 2012 was lower primarily due to a discrete $6.3 million state benefit related to a reduction in state deferred taxes as a result of the refranchising of Applebee's company-operated restaurants and sale of related restaurant assets that was completed in 2012. Additionally, income tax credits, primarily FICA tip and other compensation-related tax credits, were higher in 2012 because Applebee’s had more company-operated restaurants during 2012 prior to completion of the refranchisings.

Liquidity and Capital Resources

Credit Facilities

We have a $75.0 million revolving credit facility (the “Revolving Facility”) under our Credit Agreement. During the nine months ended September 30, 2013, we did not utilize the Revolving Facility. Our available borrowing capacity under the Revolving Facility is reduced by outstanding letters of credit, which totaled $10.9 million at September 30, 2013.

Based on our current level of operations, we believe that our cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Facility will be adequate to meet our investing and financing cash needs over the next twelve months.

Debt Covenants

Pursuant to our Credit Agreement, we are required to comply with a maximum consolidated leverage ratio and a minimum consolidated cash interest coverage ratio. Our current maximum consolidated leverage ratio of total debt (net of unrestricted cash not to exceed $75 million) to adjusted EBITDA is 7.0:1. Our current minimum ratio of adjusted EBITDA to consolidated cash interest is 1.75:1. Compliance with each of these ratios is required quarterly, calculated on a trailing four-quarter basis. The ratio thresholds become more rigorous over time. The maximum consolidated leverage ratio, which began at 7.5:1, declines in annual 25-basis-point decrements beginning with the first quarter of 2012 to 6.5:1 by the first quarter of 2015, then to 6.0:1 for the first quarter of 2016 until the Credit Agreement expires in October 2017. The minimum consolidated cash interest coverage ratio began at 1.5:1, increased to 1.75:1 beginning with the first quarter of 2013 and will increase to 2.0:1 beginning with the first quarter of 2016 and will remain at that level until the Credit Agreement expires in October 2017. There are no financial maintenance covenants associated with our Senior Notes due October 30, 2018 (the “Senior Notes”).

For the trailing four quarters ended September 30, 2013, our consolidated leverage ratio was 4.7:1. This compares with a ratio of 4.6:1 at December 31, 2012. The consolidated leverage ratio increased slightly from December 31, 2012 primarily due to a decrease in EBITDA because of the refranchising of Applebee's company-operated restaurants in 2012.

For the trailing four quarters ended September 30, 2013, our consolidated cash interest coverage ratio was 2.6:1, slightly higher than the ratio of 2.5:1 at December 31, 2012. The increase in the ratio was due to a favorable decrease in cash interest charges partially offset by an unfavorable decrease in EBITDA because of the refranchising of Applebee's company-operated restaurants in 2012. See Exhibit 12.1 for calculation of our consolidated leverage and consolidated cash interest coverage ratios at September 30, 2013.

The adjusted EBITDA used in calculating these ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our income before income taxes, as determined in accordance with U.S. GAAP, and adjusted EBITDA used for covenant compliance purposes is as follows:

Trailing Twelve Months Ended September 30, 2013

(In thousands)
U.S. GAAP income before income taxes	$119,124
Interest charges	117,440
Loss on extinguishment of debt	673
Depreciation and amortization	35,298
Non-cash stock-based compensation	9,724
Impairment and closure charges	3,724
Other	13,163
Gain on sale of assets	(13,281)
Adjusted EBITDA	$285,865

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

February 2013 Amendment to Credit Agreement
On February 4, 2013, we entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement. Pursuant to Amendment No. 2, the interest rate margin for term loans under the Credit Agreement (“Term Loans”) was reduced from 2.00% to 1.75% for Base Rate-denominated loans and from 3.00% to 2.75% for LIBOR-based loans. The interest rate margin for loans under the Revolving Facility (“Revolving Loans”) was reduced from 3.50% to 1.75% for Base Rate-denominated loans and from 4.50% to 2.75% for LIBOR-based loans. The interest rate floors used to determine the Base Rate and LIBOR reference rates for Term Loans were reduced from 2.25% to 2.00% for Base Rate-denominated Term Loans and from 1.25% to 1.00% for LIBOR-based Term Loans. The interest rate floors for Revolving Loans were eliminated. The commitment fee for the unused portion of the Revolving Facility was reduced from 0.75% to 0.50% and, if the consolidated leverage ratio is lower than 4.75:1, from 0.50% to 0.375%. Based on LIBOR rates in effect through September 30, 2013, Amendment No. 2 lowered the interest rate on our LIBOR-based Term Loans from 4.25% to 3.75%.
In addition, Amendment No. 2 established the following thresholds for mandatory repayments of Term Loans: 50% of “Excess Cash Flow” (as defined in the Credit Agreement) if our consolidated leverage ratio is 5.75:1 or greater; 25% of Excess Cash Flow if our consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; and 0% of Excess Cash Flow if our consolidated leverage ratio is less than 5.25:1. Amendment No. 2 also revised the definition of “Permitted Amount” so that it is now measured on a quarterly basis for purposes of computing the permitted amount of restricted payments, which includes payment of dividends on and repurchases of our common stock. Finally, Amendment No.2 revised the definition of Excess Cash Flow to eliminate the deduction for any extraordinary receipts or disposition proceeds. All other material provisions, including the maturity date of the Credit Agreement and covenants under the Credit Agreement, remain unchanged.
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

Restricted Payments

The Credit Agreement contains covenants considered customary for similar types of facilities that limit certain permitted restricted payments, including those related to dividends on and repurchases of our common stock. Such restricted payments are limited to a cumulative amount comprised of (i) a general restricted payments allowance of $35.0 million, plus (ii) 50% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is greater than 5.75:1; (iii) 75% of Excess Cash Flow for each fiscal quarter if the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; (iv) 100% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is less than 5.25:1; and (v) proceeds from the exercise of options to purchase our common stock, less any amounts paid as dividends or to repurchase our common stock. We made restricted payments of $67.9 million during the nine months ended September 30, 2013, comprised of cash dividends on our common stock of $43.2 million and repurchases of common stock of $24.7 million. Our permitted amount of future restricted payments under the Credit Agreement, calculated as of September 30, 2013, was approximately $139 million.

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

Potential Refinancing of Indebtedness

Our Credit Agreement expires in October 2017 and our Senior Notes are due in October 2018. We continually review all available options to efficiently manage our debt portfolio in light of, among other things, prevailing interest rates, the current and forecasted economic climate and our overall business strategy. We may seek to refinance some or all of our indebtedness prior to the expiration or repayment dates. In the event the Senior Notes are repaid prior to October 2018, we may be liable for certain make-whole payments. These make-whole payments, should they be required, will be determined in accordance with the terms of the Indenture under which the Senior Notes were issued.

Cash Flows

In summary, our cash flows were as follows:

	Nine Months Ended
	September 30,
	2013	2012	Variance
	(In millions)
Net cash provided by operating activities	$102.8	$68.1	$34.7
Net cash provided by investing activities	6.0	135.2	(129.2)
Net cash used in financing activities	(77.8)	(192.2)	114.4
Net increase in cash and cash equivalents	$31.0	$11.1	$19.9

Operating Activities

Cash provided by operating activities increased $34.7 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. For the first nine months of 2013, our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, gains on asset sales, deferred taxes and stock-based compensation) increased by $30.1 million compared to 2012. Lower G&A expenses, lower income taxes and lower interest costs for the nine months ended September 30, 2013 compared to the same period of 2012 were partially offset by the lower segment profit that resulted from the refranchising of Applebee's company-operated restaurants. Cash payments for income taxes decreased $19.3 million primarily due to lower gains on asset dispositions, partially offset by lower income tax credits, primarily FICA tip and other compensation-related tax credits, that decreased due to the refranchising of Applebee's company-operated restaurants. Cash payments for interest decreased $19.0 million compared to 2012 primarily due to lower debt balances.

Additionally, there was a favorable change in net working capital. Net changes in working capital provided cash of $24.0 million in the first nine months of 2013 compared to $19.4 million of cash provided in the first nine months of 2012, a favorable change of $4.6 million that was due primarily to the fluctuation of prepaid rent balances due to timing.

Investing Activities

Net cash provided by investing activities of $6.0 million for the nine months ended September 30, 2013 was primarily attributable to $10.3 million in principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $4.6 million in capital expenditures. Capital expenditures are expected to be approximately $7 million for fiscal 2013.

Financing Activities

Financing activities used net cash of $77.8 million for the nine months ended September 30, 2013. Cash used in financing activities primarily consisted of cash dividends on common stock totaling $43.2 million, repurchases of our common stock totaling $24.7 million, repayments of capital lease, financing obligations and long-term debt of $7.5 million, an increase in marketing fund restricted cash of $3.1 million and a payment of $1.3 million for costs associated with Amendment No. 2. Cash provided by financing activities primarily consisted of a net cash inflow of $4.4 million related to equity awards.

Free Cash Flow

We define “free cash flow” for a given period as cash provided by operating activities, plus receipts from notes, equipment contracts and other long-term receivables (collectively, “long-term receivables”), less additions to property and equipment, principal payments on capital lease and financing obligations and the mandatory annual repayment of 1% of the principal balance of our Term Loans. We believe this information is helpful to investors to determine our cash available for general corporate purposes and for the return of cash to shareholders pursuant to our capital allocation strategy.

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Nine Months Ended
	September 30,
	2013	2012	Variance
	(In millions)
Cash flows provided by operating activities	$102.8	$68.1	$34.7
Principal receipts from long-term receivables	10.3	10.3	—
Additions to property and equipment	(4.6)	(13.5)	8.9
Principal payments on capital lease and financing obligations	(7.5)	(8.2)	0.7
Mandatory 1% repayment of principal balance of Term Loans	(2.4)	(5.6)	3.2
Free cash flow	$98.6	$51.1	$47.5
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
Pursuant to our Capital Allocation Strategy adopted in February 2013, we returned $67.9 million of free cash flow to shareholders in the form of cash dividends on our common stock totaling $43.2 million and repurchases of our common stock totaling $24.7 million.

Dividends

The Board of Directors approved payment of a third quarter cash dividend of $0.75 per share of our common stock, paid at the close of business on September 27, 2013 to the stockholders of record as of the close of business on September 10, 2013. The Board of Directors has also approved payment of a fourth quarter cash dividend of $0.75 per share of our common stock, payable at the close of business on December 27, 2013 to the stockholders of record as of the close of business on December 10, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. During the nine months ended September 30, 2013, there were no significant changes in our estimates and critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
July 1, 2013 – July 28, 2013(a)	76	$71.58	—	$85,500,000
July 29, 2013 – August 25, 2013(b)	79,702	$68.23	75,106	$80,400,000
August 26, 2013 – September 29, 2013(b)	76,528	$66.42	75,891	$75,300,000
Total	156,306	$67.35	150,997	$75,300,000
(a) These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards.
(b) These amounts include shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards totaling 4,596 shares at an average price of $69.41 during the month ended August 25, 2013 and 637 shares at an average price of $67.70 during the month ended September 29, 2013.
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to DineEquity, Inc.’s Report on Form 8-K filed December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to DineEquity, Inc.’s Report on Form 8-K filed June 2, 2008 is incorporated herein by reference).
12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the trailing twelve months ended September 30, 2013.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

Dated:	October 29, 2013	By:	/s/ Julia A. Stewart
Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	October 29, 2013	By:	/s/ Thomas W. Emrey
Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

Dated:	October 29, 2013	By:	/s/ Greggory Kalvin
Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)