Form 10-K
period 2013-12-31
DineEquity, Inc
filed 2014-02-26
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013: $1,126.8 million.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 21, 2014
Common Stock, $.01 par value	19,045,042
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 28, 2014 (the “2014 Proxy Statement”) are incorporated by reference into Part III.

DINEEQUITY, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2013

PART I

Item 1.    Business
DineEquity, Inc., together with its subsidiaries (referred to as the “Company,” “we,” “our” and “us,”), owns, franchises and operates two restaurant concepts: Applebee's Neighborhood Grill & Bar® (“Applebee's®”), in the bar and grill segment within the casual dining category of the restaurant industry, and International House of Pancakes® (“IHOP®”), in the family dining category of the restaurant industry. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or by us. As of December 31, 2013, 99% of our 3,631 restaurants across both brands were franchised. We believe this highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of free cash flow performance, as compared to owning a significant number of company-operated restaurants. We use our 33 core company-operated restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models.
We generate revenue from four reporting segments, comprised of:

•	Franchise operations - primarily royalties, fees and other income from 1,988 Applebee’s franchised restaurants and 1,607 IHOP franchised and area licensed restaurants;

•	Rental operations - primarily rental income derived from lease or sublease agreements covering 723 IHOP franchised restaurants and one Applebee’s franchised restaurant;

•	Company restaurant operations - retail sales from 23 Applebee’s company-operated restaurants and 13 IHOP company-operated restaurants; and

•
Financing operations - primarily interest income from approximately $120 million of receivables for equipment leases and franchise fee notes generally associated with IHOP franchised restaurants developed before 2003.

Most of our revenue is derived from domestic operations within these four reporting segments, with approximately 88% of our total 2013 revenues being generated from our franchise and rental operations. Revenue derived from all foreign country operations comprised less than 3% of total consolidated revenue for the year ended December 31, 2013. At December 31, 2013, there were no long-lived assets located in foreign countries. See Note 17, Segment Reporting, of the Notes to the Consolidated Financial Statements included in this report for further segment information.
This report should be read in conjunction with the cautionary statements under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements.”
Our Key Strategies
Our business strategies are based on the following key elements:

•	Optimize organization capability;

•	Drive profitable organic growth; and

•	Reduce costs for both ourselves and our franchisees.
We have a differentiated approach to brand management that centers on the strategic combination of marketing, menu, operations and restaurant remodel initiatives that we believe creates a unique and relevant connection with our customers. Additionally, our shared services operating platform allows our senior management to focus on key factors that drive the business while leveraging the resources and expertise of our scalable, centralized support structure. We believe this closely integrated approach strengthens brand performance and enables growth.
Our History
The first IHOP restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company and its predecessors have engaged in the development, franchising and operation of IHOP restaurants. Prior to 2003, new IHOP restaurants were generally developed by us, and we were involved in all aspects of the construction and financing of the restaurants. We typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, we typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. We refer to this method of operation as our “Previous IHOP Business Model,” which accounts for most of the activity in our rental and financing segments.

For most IHOP restaurants opened after 2003, the franchisee is primarily responsible for the development and financing of the restaurant. In general, we no longer provide any financing with respect to the franchise fee, restaurant site or equipment. The franchise developer uses its own capital and financial resources along with third-party financial sources arranged for by the franchise developer to purchase or lease a restaurant site, build and equip the business and fund its working capital needs. We refer to this method of operation as our “Current IHOP Business Model.”
The first restaurant in what became the Applebee’s chain opened in 1980 in Decatur, Georgia. In November 2007, we completed the acquisition of Applebee's International, Inc., which comprised 1,455 franchised restaurants and 510 company-operated restaurants at the time of the acquisition. Over the next five years, we refranchised nearly 480 of the Applebee's company-operated restaurants and realized our goal of becoming 99% franchised in each brand in October 2012.
Restaurant Concepts
Applebee's
We franchise, own and operate Applebee’s restaurants in the bar and grill segment within the casual dining category of the restaurant industry. Each Applebee's restaurant is designed as an attractive, friendly establishment featuring high quality, moderately-priced food, alcoholic and non-alcoholic beverage items, table service and a comfortable neighborhood atmosphere. Applebee's restaurants offer a diverse menu of fresh, flavorful and fun-to-eat food at a great value. The menu features a broad selection of signature dishes and traditional entrées, as well as appetizers, salads, sandwiches, specialty drinks and desserts. Over the past several years we have distinguished the Applebee’s brand with several industry firsts. Our signature “2 for $20” menu, a value proposition first introduced in 2009, continues to resonate with our guests and has been imitated by many of our competitors. The innovative “Unbelievably Great Tasting & Under 550 CaloriesTM” menu provides our guests with great tasting, generous portions that support their health and nutritional goals. Each of these platforms is refreshed regularly throughout the year with new menu choices to give customers new reasons to come to Applebee's every day.
As of December 31, 2013, 61 franchise groups operated 1,988 Applebee’s franchise restaurants while we operated 23 restaurants in the Kansas City, Missouri area. These restaurants were located in 49 states within the United States, in one United States territory and in 15 countries outside of the United States. Applebee's was the largest casual dining concept in the United States in terms of 2012 system-wide sales(1).
IHOP
We franchise, own and operate restaurants in the family dining category of the restaurant industry under the names IHOP and International House of Pancakes. IHOP restaurants feature full table service and high quality, moderately priced food and beverage offerings in an attractive and comfortable family atmosphere. Although the restaurants are best known for their award-winning pancakes, omelets and other breakfast specialties, IHOP restaurants also offer a variety of lunch, dinner and snack items. IHOP restaurants are open throughout the day and evening hours. Over half of our IHOP restaurants operate 24 hours a day, seven days a week and approximately 200 additional restaurants operate 24 hours a day for some portion of the week. In June 2013, we launched a newly designed IHOP menu with three primary objectives: (i) simplify the ordering process with a new layout; (ii) reduce the overall number of menu items over time to lessen complexity; and (iii) introduce new menu offerings and categories.
As of December 31, 2013, 348 franchise groups operated 1,607 IHOP franchise restaurants, while we operated 10 restaurants in the Cincinnati, Ohio area. The IHOP restaurants were located in all 50 states within the United States, in the District of Columbia, in two United States territories and in eight countries outside of the United States. IHOP was the largest family dining concept in the United States in terms of 2012 system-wide sales(1).
In addition, from time to time we may also operate, on a temporary basis until refranchised, IHOP restaurants that we re-acquire for a variety of reasons from IHOP franchisees. There were three such restaurants included as company-operated restaurants as of December 31, 2013.
See Item 2, Properties, for the geographic location of all Applebee’s and IHOP restaurants.

_____________________________________________________________________
(1) Source: Nation's Restaurant News, "Special Report: Top 100," June 24, 2013.

Franchising

Franchisee Relationships

We highly value good franchisor/franchisee relations and strive to maintain positive working relationships with our franchisees. For several years, IHOP and Applebee’s franchisees have operated their own representative advisory groups. These groups provide a forum for franchisees to share demonstrated best practices, offer counsel and review successful strategies, while working side-by-side with management of the Applebee's and IHOP brands. Applebee’s sponsors its Franchise Business Council (“FBC”), which consists of eight franchisee representatives and three members of our senior management team. One franchisee representative, the founder of Applebee's, is a member for life, while the other franchisee representatives are elected by our franchisees. IHOP sponsors its Franchise Leadership Council (“FLC”), an elected and appointed body of IHOP franchisees formed to advise and assist senior management with respect to a broad range of matters relating to the operation of IHOP restaurants.

We have expanded the ways in which our management collaborates with the FLC and FBC by establishing several cross-brand committees. FBC committees focus on franchise marketing, information technology, operations and back-of-the-restaurant innovation, while FLC committees focus on marketing, menu, information technology and innovation.
Franchise Agreements and Fees
Generally, franchise arrangements for Applebee's restaurants consist of a development agreement and separate franchise agreements for each restaurant. Development agreements grant to the franchise developer the exclusive right to develop Applebee's restaurants within a designated geographical area over a specified period of time. The term of a domestic development agreement is generally 20 years. The development agreements typically provide for an initial development schedule of one to five years as agreed upon by the Company and the franchisee. At or shortly prior to the completion of the initial development schedule or any subsequent supplemental development schedule, the Company and the franchisee generally execute supplemental development schedules providing for the development of additional Applebee's restaurants in the franchise developer's exclusive territory.
Prior to the opening of each new Applebee's restaurant, the franchisee and the Company enter into a separate franchise agreement for that restaurant. Our current standard domestic Applebee's franchise agreement provides for an initial term of 20 years and permits four renewals, in five-year increments, for up to an additional 20 years, upon payment of an additional franchise fee. Our current standard domestic Applebee's franchise arrangement calls for an initial franchisee fee of $35,000 and a royalty fee equal to 4% of the restaurant's monthly gross sales. We have agreements with most of our franchisees for Applebee's restaurants opened before January 1, 2000, which provide for royalty rates of 4%. The terms, royalties and advertising fees under a limited number of franchise agreements and other franchise fees under older development agreements vary from the currently offered arrangements.
Under the Current IHOP Business Model, a potential franchisee first enters into either a single-restaurant development agreement or a multi-restaurant development agreement with us and, upon completion of a prescribed approval procedure, is primarily responsible for the development and financing of one or more new IHOP franchised restaurants.
The revenues we receive from a typical franchise development arrangement under the Current IHOP Business Model include (a) a development fee equal to $20,000 for each IHOP restaurant that the franchisee contracts to develop upon execution of a multi-restaurant development agreement; (b) a franchise fee equal to (i) $50,000 for a restaurant developed under a single-restaurant development agreement or (ii) $40,000 (against which the $20,000 development fee will be credited) for each restaurant developed under a multi-restaurant development agreement, in each case paid upon execution of the franchise agreement; (c) franchise royalties equal to 4.5% of weekly gross sales; (d) revenue from the sale of pancake and waffle dry-mixes; and (e) franchise advertising fees.
The principal terms of the franchise agreements entered into under the Previous IHOP Business Model and the Current IHOP Business Model, including the franchise royalties and the franchise advertising fees, are substantially the same except with respect to the terms relating to the franchise fee, lease or sublease rents for the restaurant property and building, and interest income from any franchise fee notes and equipment leases.
In a few instances, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for specified periods of time in order to assist them in either establishing or reinvigorating their businesses.

Advertising Fees
We currently require domestic franchisees of Applebee's restaurants to contribute 3.25% of their gross sales to a national advertising fund and to spend at least 0.5% of their gross sales on local marketing and promotional activities. Under the current Applebee's franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales. For the year ended December 31, 2013, approximately 4.75% of Applebee's company restaurant sales was allocated for marketing activities. This amount includes contributions to the national advertising fund, which develops and funds the national promotions and the development of television and radio commercials and print advertising materials. We focus the remainder of our company-operated restaurant marketing expenditures on local marketing in the Kansas City area.
IHOP franchisees and company-operated restaurants allocate a percentage of their sales to local advertising cooperatives and a national advertising fund. The IHOP franchise agreements generally provide for advertising fees comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales under the franchise agreement, which is typically used to cover the cost of local media purchases and other local advertising expenses incurred by a local advertising cooperative, and (ii) a national advertising fee equal to 1.0% of weekly gross sales under the franchise agreement. Area licensees are generally required to pay lesser amounts toward advertising.
The local IHOP advertising cooperatives have historically used advertising fees for various local marketing programs. The national marketing fund is primarily used for buying media and national advertising and also for the production of advertising. The national marketing fund is also used to defray certain expenses associated with our marketing and advertising functions. Beginning in 2005, and every year thereafter, we and the IHOP franchisees agreed to reallocate portions of the local advertising fees to purchase national broadcast, syndication and cable television time in order to reach our target audience more frequently and more cost effectively.
Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations. However, because we have less contractual control over Applebee's advertising expenditures, Applebee’s national advertising fund activity is considered to be an agency relationship and therefore is not recognized as franchise revenue and expense.
IHOP Area License Agreements
We have entered into two long-term area license agreements for IHOP restaurants covering the state of Florida and certain counties in the state of Georgia, and the province of British Columbia, Canada. The area license agreements provide the licensees with the right to develop and franchise new IHOP restaurants in their respective territories and provide for royalties ranging from 1.0% to 2.0% of gross sales and advertising fees ranging from 0.25% to approximately 2.0% of gross sales. We also derive revenues from the sale of proprietary products to these area licensees and, in certain instances, to their sub-franchisees. Revenues from our area licensees are included in franchise operations revenues for segment reporting purposes.
As of December 31, 2013, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 154 IHOP restaurants. The area licensee for the province of British Columbia, Canada operated or sub-franchised a total of 14 IHOP restaurants. The area license for British Columbia expires in 2026. The area license for Florida and Georgia expires in 2102.
Other Franchise-related Revenues and Fees

Approximately 85% of franchise segment revenue for the year ended December 31, 2013 consisted of Applebee's and IHOP royalties and IHOP advertising revenue. Most of the remaining 15% consisted of sales of proprietary products (primarily IHOP pancake and waffle dry-mixes), franchise termination, transfer and extension fees, software maintenance and support fees and licensing fees from third-party retail sales of IHOP-branded products. Depending on circumstances, early termination of a franchise agreement may result in our being entitled to termination fees; however, not all franchise restaurant closures necessarily result in our receipt of termination fees.
International Franchising
We continue to pursue international franchising of the Applebee's and the IHOP concepts. To this end, we seek qualified franchisees that possess the resources needed to open multiple restaurants in each territory and are familiar with the specific local business environment in which they propose to develop and operate our restaurants. We work closely with our international franchisees to develop and implement the Applebee's and IHOP systems outside the United States, recognizing commercial, cultural and dietary diversity. Differences in tastes and cultural norms and standards require that we be flexible and pragmatic regarding many elements of the Applebee's and IHOP systems, including menu, restaurant design, restaurant operations, training, marketing, purchasing and financing.

The success of further international expansion will depend on, among other things, local acceptance of the Applebee's and IHOP concepts and menu offerings and our ability to attract qualified franchisees and operating personnel. Our franchisees must comply with the regulatory requirements of the local jurisdictions.
Domestic and International Franchise Restaurant Development
Each franchisee is responsible for selecting the site for each new restaurant. We may assist franchisees in selecting appropriate sites, and any selection made by a franchisee is subject to our approval. We also conduct a physical inspection, review any proposed lease or purchase agreement and may make available to franchisees demographic and other studies. We make the design specifications for a typical restaurant available to franchisees, and we retain the right to prohibit or modify the use of any set of plans.
As of December 31, 2013, we had 84 development agreements with 30 Applebee’s franchise groups in place covering the entire United States (except Hawaii and our company-operated market) and 11 development agreements with 11 franchise groups calling for restaurant development in foreign countries. Applebee's development agreements generally provide for a series of two-year development commitments after the initial development period. The Applebee’s development agreements in place call for the opening of a combined total of 105 domestic restaurants and 16 international restaurants in 2014 and 2015.
As of December 31, 2013, we had signed commitments and options from IHOP franchisees to build 263 IHOP restaurants over the next 16 years, comprised of four restaurants under single restaurant or non-traditional development agreements, 146 restaurants under domestic multi-restaurant development agreements and 81 restaurants under international development agreements. The signed agreements include options to build an additional 32 restaurants over the next 13 years.
During 2014, we expect our franchisees to open a total of between 40 to 50 new IHOP restaurants and a total of between 40 to 50 new Applebee’s restaurants, primarily in the domestic market.
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
Franchise Operations
We continuously monitor franchise restaurant operations. Company and third-party representatives make both scheduled and unannounced inspections of franchised restaurants to ensure that only approved products are in use and that our prescribed operations practices and procedures are being followed. We have the right to terminate a franchise agreement if a franchisee does not operate and maintain a restaurant in accordance with our requirements. Due to cultural and regulatory differences, we may have different requirements for restaurants opened outside of the United States. We also monitor the financial health of our franchisees through business and financial reviews.
Composition of Franchise Systems

As of December 31, 2013, there were 36 Applebee’s franchisees that owned a total of 1,838 domestic Applebee's franchise restaurants. The number of domestic restaurants held by an individual franchisee ranged from one restaurant to 448 restaurants. As of December 31, 2013, there were 25 franchisees that owned a total of 150 international Applebee's franchise restaurants. The number of international restaurants held by an individual franchisee ranged from one restaurant to 21 restaurants. Our five largest Applebee’s franchisees own 47% of the total 1,988 Applebee's franchise restaurants.

As of December 31, 2013, there were 333 franchisees that owned a total of 1,551 domestic IHOP franchise restaurants, including 153 franchisees that each own one franchise restaurant. The largest individual IHOP franchisee owned 154 domestic restaurants. As of December 31, 2013, there were 14 franchisees and one area licensee that owned a total of 56 international IHOP franchise restaurants. The number of international restaurants held by an individual franchisee ranged from one restaurant to 14 restaurants. Our five largest IHOP franchisees own 24% of the total 1,607 IHOP franchise restaurants.
Company-Operated Restaurants
As of December 31, 2013, we operated 23 Applebee's restaurants located in the Kansas City, Missouri market area and 10 IHOP restaurants located in the Cincinnati, Ohio market area. We operate these restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models and accordingly, we do not anticipate these restaurants will generate a significant amount of profit or loss in any given period. Additionally, from time to time, we have reacquired IHOP restaurants from IHOP franchisees for a variety of reasons. In most cases we have been able to quickly refranchise these restaurants to new franchisees. Where that is not the case, we typically operate the reacquired restaurants until they can be refranchised. These temporarily reacquired restaurants may require investments in remodeling and rehabilitation before they can be refranchised. As a result, our reacquired restaurants may incur operating losses for some period of time. At December 31, 2013, we operated three such reacquired IHOP restaurants.
Supply Chain
In February 2009, Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”), an independent cooperative entity, was formed by us and franchisees of Applebee's and IHOP domestic restaurants who have chosen to join the Co-op. CSCS has been appointed as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. We (as operator of 36 company restaurants) are a member of CSCS and have committed to purchase substantially all goods, equipment and distribution services for company-operated restaurants through the CSCS supply chain program. As of December 31, 2013, 100% of Applebee's franchise restaurants and 99% of IHOP franchise restaurants were members of CSCS.
CSCS combines the purchasing volume for goods, equipment and distribution services within and across the Applebee's and IHOP concepts. Its mission is to achieve for its members the benefit of continuously available goods, equipment and distribution services in adequate quantities at the lowest possible sustainable prices. We do not control CSCS but do have contractual rights associated with supplier certification, quality assurance and protection of our intellectual property. The operations of CSCS are funded by a separately stated administrative fee added to one or more products purchased by operators.
We believe the larger scale provided by combining the supply chain requirements of both brands provides continuing cost savings and efficiencies while helping to ensure compliance with our quality and safety standards.
Industry Overview and Competition
Applebee's and IHOP are among the numerous restaurant chains and independent restaurants competing in the restaurant industry in the United States. The restaurant industry is generally categorized into segments by price point ranges, the types of food and beverages offered and the types of service available to customers. These segments include, among others, fast food or quick service restaurants (“QSR”), fast-casual dining, family dining, casual dining and fine dining. Casual dining restaurants offer full table service and typically have bars or serve liquor, wine and beer, while family dining restaurants offer full table service, typically do not have bars or serve liquor, and usually offer breakfast in addition to lunch and dinner items.
Applebee's competes in the casual dining segment against national and multi-state restaurant chains such as Chili's, T.G.I. Friday's, Olive Garden, Red Lobster and Buffalo Wild Wings, among others, as well as fast-casual restaurant chains. In addition, there are many independent restaurants across the country in the casual dining segment. Amongst our competitors, Applebee's is the largest casual dining concept in the United States in terms of 2012 system-wide sales(1).
IHOP competes in the family dining segment against national and multi-state restaurant chains such as Denny's, Cracker Barrel Old Country Store and Bob Evans Restaurants. IHOP also faces competition from QSR restaurant chains and fast-casual restaurant chains that serve breakfast. In addition, there are many independent restaurants and diners across the country in the family dining segment. Amongst our competitors, IHOP is the largest family dining concept in the United States in terms of 2012 system-wide sales(1).
The restaurant industry is highly competitive and is affected by, among other things, economic conditions, price levels, on-going changes in eating habits and food preferences, population trends and traffic patterns. The principal bases of competition in the industry are the type, quality and price of the food products served. Additionally, restaurant location, quality and speed of service, advertising, name identification and attractiveness of facilities are important.
The market for high quality commercial real estate is also very competitive. We and our franchisees compete with other restaurant chains and retail businesses for suitable sites for the development of new restaurants. We also compete against other franchisors both within and outside the restaurant industry for new franchise developers. For further information regarding competition, see Item 1A, Risk Factors.

___________________________________________________________________
(1) Source: Nation's Restaurant News, "Special Report: Top 100," June 24, 2013.

Trademarks and Service Marks
We and our affiliates have registered certain trademarks and service marks with the United States Patent and Trademark Office and various international jurisdictions, including “DineEquity®” and “Great Franchisees. Great Brands.®”  We own trademarks and service marks used in the Applebee's system, including “Applebee's®,” “Applebee's Neighborhood Grill & Bar®” and variations of each. In addition, we own trademarks and service marks used in the IHOP system, including “IHOP®,” “International House of Pancakes®” and variations of each.
We consider our trademarks and service marks important to the identification of our company and our restaurants and believe they are of material importance to the conduct of our business. Depending upon the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. We generally intend to renew our trademarks and service marks as they come up for renewal. We own or have rights to all trademarks we believe are material to our restaurant operations. In addition, we have registered various domain names on the Internet that incorporate certain of our trademarks and service marks, and believe these domain name registrations are an integral part of our identity. From time to time, we may take appropriate legal action to defend and protect the use of our intellectual property.
Information Technology
We utilize programmed point of sale systems, kitchen data management, and back-of-the house systems for accounting and inventory management in our company restaurants.  In addition, we are developing several consumer-facing technology initiatives focused on improving our customers' experience. Sales and product mix information is transmitted to our restaurant support centers on a daily basis and this information supports our operations and marketing initiatives.  We mitigate the potential impact from operational interruption of our information technology systems through a disaster recovery plan that is updated on a regular basis. We believe that technology is and will continue to be a key component of our long-term plans and are committed to providing system stability and targeted innovation.  Our use of technology, particularly in terms of managing electronic payments and confidential information, also represents security and operational risks that we must manage and may result in additional costs incurred.

We accept credit cards, third party gift cards, and branded gift cards as payment in our restaurants.   We submit our systems to regular audit and review, as required by Payment Card Industry Standards, including periodic scanning of our networks to check for vulnerability.  In addition, we participate in annual audits of our financial and human resources systems to verify that measures are in place to protect our employees' personally identifiable information.  As a franchisor, we are not responsible for ensuring that our franchisees maintain compliance; however, we regularly encourage them to take similar steps to maintain compliance and to mitigate risk. For further information regarding Information Technology, see Item 1A, Risk Factors.
Research and Development
We do not engage in any material amount of research and development activity from a financial perspective. We do engage in ongoing culinary development and testing, in addition to consumer research into customers’ preferences and opinions as well as overall industry trends; however, these activities are generally not considered research and development as determined under United States generally accepted accounting principles (“U.S. GAAP”).
Seasonality
We do not consider our operations to be seasonal to any material degree. We do experience a slight increase in the first quarter due to redemptions of gift cards sold during the December holiday season. Over the past five years, 26% of our annual system-wide sales (retail sales reported to us by our franchisees plus sales at our company-operated restaurants) occurred in the first quarter. Sales at restaurants owned by franchisees are not attributable to the Company.
Government Regulation
We are subject to Federal Trade Commission (“FTC”) regulation and a number of state laws which regulate the offer and sale of franchises. We also are subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising, as amended (the “FTC Rule”), requires us to furnish to prospective franchisees a Franchise Disclosure Document containing information prescribed by the FTC Rule.
State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a number of states and some of these laws require registration of the franchise offering with the state authorities. Those states that regulate the franchise relationship generally require that the franchisor deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, limit the imposition of unreasonable standards of performance on a franchisee and regulate discrimination against franchisees with respect to charges, royalty fees or other fees. Although such laws may restrict a franchisor in the termination and/or non-renewal of a franchise agreement by, for example, requiring

"good cause" to exist as a basis for the termination and/or non-renewal, advance notice to the franchisee of the termination or non-renewal, an opportunity to cure a default and a repurchase of inventory or other compensation upon termination, these provisions have not historically had a significant effect on our franchise operations.
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
In March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by adjusting the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and a requirement that certain large employers offer coverage to their employees or pay a financial penalty. We expect that our health insurance coverage expenses, and the health insurance coverage expenses of our franchisees, will increase over the long term as a result of this legislation, and any such increases could adversely affect our business, cash flows, financial condition and results of operations.
In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. In addition to the United States Food and Drug Administration’s proposed menu labeling requirements for restaurants, a number of other jurisdictions around the United States have adopted regulations requiring that chain restaurants include calorie information on their menus or make other nutritional information available. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may result in increased costs of compliance with the requirements and may also change customer buying habits in a way that adversely impacts our sales. For further information regarding governmental regulation, see Item 1A, Risk Factors.
Environmental Matters
We are subject to federal and state environmental regulations, but historically these have not had a material effect on our operations. We are not aware of any federal, state or local environmental laws or regulations that are likely to materially impact our revenues, cash flow or competitive position, or result in any material capital expenditure. However, we cannot predict the effect of possible future environmental legislation or regulations. For further information regarding environmental matters, see Item 1A, Risk Factors.
Employees
At December 31, 2013, we had approximately 2,530 employees, of whom approximately 500 were full-time, non-restaurant, corporate personnel. Our employees are not presently represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our relations with employees are good. Our franchisees are independent business owners, so their employees are not included in our employee count.
Corporate Information
We were incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. In November 2007, we completed the acquisition of Applebee’s, which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, we changed our name to DineEquity, Inc. Our principal executive offices are located at 450 North Brand Boulevard, Glendale, California 91203-2306 and our telephone number is (818) 240-6055. Our Internet address is www.dineequity.com. Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the ticker symbol “DIN.”
We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 weeks in our 2013, 2012 and 2011 fiscal years, which ended on December 29, 2013, December 30, 2012, and January 1, 2012, respectively.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to United States Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after electronically filing such material with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. In addition, the public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document.

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
Our business is affected by general economic conditions that are largely out of our control.    Our business is dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee's or IHOP restaurants. If our customers' disposable income available for discretionary spending is reduced (because of circumstances such as job losses, credit constraints, higher housing costs, increased tax rates, energy costs, interest rates or other costs) or if the perceived wealth of customers decreases (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our business could experience lower sales and customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants or fast casual dining) or choose alternatives to dining out. Any decreases in customer traffic or average value per transaction due to these or other reasons could:

•	reduce gross sales at franchise restaurants, resulting in lower royalty and other payments from franchisees,

•
reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments when they are due and to develop new restaurants as may be required in their respective development agreements, and

•	negatively impact the financial performance of our company-operated restaurants.

Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. As of December 31, 2013, we had $1.2 billion of outstanding Senior Notes and Term Loans. In addition, we had approximately $0.2 billion in financing and capital lease obligations as of December 31, 2013. Our level of indebtedness could have important consequences to our financial health. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•
require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to pay dividends to our stockholders, repurchase shares of our common stock, fund working capital, capital expenditures and other general corporate purposes;

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

To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.    There is no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs, including with respect to our other indebtedness. As we are required to satisfy amortization requirements under our senior secured credit facility or as other debt matures, we may also need to raise funds to refinance all or a portion of our debt when it becomes due. Further, there is no assurance that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service, extend or refinance our debt will be subject to future economic conditions and to financial, business and other factors beyond our control.

Declines in our financial performance could result in impairment charges in future periods.    United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions as to same-restaurant sales trends, future development plans and brand-enhancing initiatives, among other things. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. As of December 31, 2013, our total stockholders' equity was $315.2 million. A significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could result in a deficit balance in stockholders' equity. While such a deficit balance would not create an event of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.

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

The restaurant industry is highly competitive, and that competition could lower our revenues, margins and market share.    The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants. The restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food. Each Applebee's and IHOP restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as independent businesses. The trend toward convergence in grocery, deli, and restaurant services, as well as the continued expansion of restaurants into the breakfast daypart, may increase the number and variety of Applebee's and IHOP restaurants' competitors. In addition to the prevailing baseline level of competition, major market players in non-competing industries may choose to enter the food services market which could decrease the market share of Applebee's and IHOP in each of their respective categories. Such increased competition could have a material adverse effect on the financial condition and results of operations of Applebee's or IHOP restaurants in affected markets. Applebee's and IHOP restaurants also compete with other restaurant chains for qualified management and staff, and our franchisees compete with other restaurant chains for available locations for new restaurants. Applebee's and IHOP restaurants also face competition from the introduction of new products and menu items by other restaurant chains, as well as substantial price discounting, and are likely to face such competition in the future. The future success of new products, initiatives and overall strategies is highly difficult to predict and will be influenced by competitive product offerings, pricing and promotions offered by competitors. Our ability to differentiate the Applebee's and IHOP brands from their competitors, which is in part limited by the advertising monies available to us and by consumer perception, cannot be assured. These factors could reduce the gross sales or profitability at Applebee's or IHOP restaurants, which would reduce the franchise payments received from our franchisees and the revenues generated by our company-owned restaurants.

Our business strategy may not achieve anticipated results. We expect to continue to apply a business strategy that includes, among other things, (i) operation of a 99% franchised restaurant system; (ii) the maintenance of a purchasing cooperative that procures products and services for our Applebee's and IHOP restaurants; (iii) the possible introduction of new restaurant concepts; and (iv) the continued implementation of a shared service model across the brands for various functions, including legal, human resources, communications, quality assurance, information technology, finance and centers of excellence in development and operations support. However, the Applebee's business is different in many respects from the IHOP business. In particular, the Applebee's restaurants are part of the casual dining segment of the restaurant industry whereas the IHOP restaurants are part of the family dining segment, and the Applebee's business is larger, distributed differently across the United States and appeals to a somewhat different segment of the consumer market. Therefore, there can be no assurance that the business strategy we apply to one franchise system will be suitable or will achieve results similar to the application of such business strategy to the other franchise system. The actual benefit from the refranchising of the Applebee's company-operated restaurants is uncertain and may be less than anticipated. In addition, our operational improvement, purchasing and other strategic initiatives may not be successful or achieve the desired results. In particular, there can be no assurance that the existing franchisees or prospective new franchisees will respond favorably to such initiatives.

Our performance is subject to risks associated with the restaurant industry.    We derive a substantial portion of our revenues in the form of royalties based on a percentage of the net sales of our franchised restaurants. The sales and profitability of these restaurants and, in turn, payments from our franchisees may be negatively impacted by a number of factors, some of which are outside of our control. The most significant are:

•
declines in comparable-restaurant sales growth rates due to: (i) failing to meet customers' expectations for food quality and taste or to innovate new menu items to retain the existing customer base and attract new customers; (ii) competitive intrusions in our markets; (iii) opening new restaurants that cannibalize the sales of existing restaurants; (iv) failure of national or local marketing to be effective; (v) weakening national, regional and local economic conditions; and (vi) natural or man-made disasters or adverse weather conditions.

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

•	the inability to manage our company-owned restaurants due to unanticipated changes in, or availability of, qualified restaurant management, staff and other personnel; and

•	the inability to operate effectively in new and/or highly competitive geographic regions or local markets in which we or our franchisees have limited operating experience.

A lack of availability of suitable locations for new restaurants or a decline in the quality of the locations of our current restaurants may adversely affect our sales and results of operations. The success of our restaurants depends in large part on their locations. As demographic and economic patterns change, current locations may not continue to be attractive or profitable. Potential declines in neighborhoods where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales in those locations. In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation. Additionally, restaurant revitalization initiatives may not be completed as and when projected and may not produce the results we expect.

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

We may experience shortages or interruptions in the supply or delivery of food and other products from third parties or in the availability of utilities. Our franchised and company-operated restaurants are dependent on frequent deliveries of fresh produce, food, beverage and other products. This subjects us to the risk of shortages or interruptions in food and beverage supplies which may result from a variety of causes including, but not limited to, shortages due to adverse weather, labor unrest, political unrest, terrorism, outbreaks of food-borne illness, disruption of operation of production facilities, the financial difficulties, including bankruptcy, of our suppliers or other unforeseen circumstances. Such shortages could adversely affect our revenue and profits. The inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the payments we receive from our franchisees or our pancake and waffle dry mix distributors or the profits generated by our company-operated restaurants. In addition, interruptions to the availability of gas, electric, water or other utilities may adversely affect our operations.

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

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our brands, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our franchisees, guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. These efforts may not be successful, and pose a variety of other risks, as discussed below under the heading: “We rely heavily on information technology in our operations, and insufficient guest or employee facing technology, or any material failure, inadequacy, interruption or breach of security of any of our technology, could harm our ability to effectively operate our business.”

Changing health or dietary preferences may cause consumers to avoid Applebee's and IHOP's products in favor of alternative foods.    The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, and the impact on consumer eating habits of new information regarding diet, nutrition and health. Our franchise development and system-wide sales depend on the sustained demand for our products, which may be affected by factors we do not control. Changes in nutritional guidelines issued by the United States Department of Agriculture, issuance of similar guidelines or statistical information by federal, state or local municipalities, or academic studies, among other things, may impact consumer choice and cause consumers to select foods other than those that are offered by Applebee's or IHOP restaurants. We may not be able to adequately adapt Applebee's or IHOP restaurants' menu offerings to keep pace with developments in consumer preferences, which may result in reductions to the franchise payments we receive from franchisees and the revenues generated by our company-operated restaurants.

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
There is no assurance that international operations will be profitable or that international growth will continue. Our international operations are subject to all of the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, foreign currency fluctuations, and differing cultures and consumer preferences.
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

Factors outside our control may harm our brands' reputations.    The success of our restaurant business is largely dependent upon brand recognition and the strength of our franchise systems. The continued success of our franchisees and our company-operated restaurants will be directly dependent upon the maintenance of a favorable public view of the Applebee's and IHOP brands. Negative publicity (e.g., crime, scandal, litigation, on-site accidents and injuries or other harm to customers) at a single Applebee's or IHOP location can have a substantial negative impact on the operations of all restaurants within the Applebee's or IHOP system. Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, but particularly regarding food quality, food-borne illness, food tampering, obesity, injury or other health concerns with respect to certain foods, whether or not accurate or valid. The risk of food-borne illness or food tampering cannot be completely eliminated. Any outbreak of food-borne illness or other food-related incidents attributed to Applebee's or IHOP restaurants or within the food service industry or any widespread negative publicity regarding the Applebee's or IHOP brands or the restaurant industry in general could harm our reputation. Although the Company maintains liability insurance, and each franchisee is required to maintain liability insurance pursuant to its franchise agreements, a liability claim could injure the reputation of all Applebee's or IHOP restaurants, whether or not it is ultimately successful.

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

We and our franchisees are subject to a variety of litigation.    We and our franchisees are subject to complaints or litigation from guests alleging illness, injury or other food quality, food safety, health or operational concerns. We and our franchisees are also subject to "dram shop" laws in some states pursuant to which we and our franchisees may be subject to liability in connection with personal injuries or property damages incurred in connection with wrongfully serving alcoholic beverages to an intoxicated person. We may also initiate legal proceedings against franchisees for breach of the terms of their franchise agreements, including underreporting of sales, failure to operate restaurants according to standard operating procedures and payment defaults. Such claims may reduce the ability of our franchisees to make payments to us and the profits generated by our company-operated restaurants. These claims may also reduce the ability of franchisees to enter into new franchise agreements with us. Although our franchise agreements require our franchisees to defend and indemnify us, we may be named as a defendant and sustain liability in legal proceedings against franchisees under the doctrines of vicarious liability, agency, negligence or otherwise.

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
Matters involving employees at company-operated restaurants expose us to potential liability.    We are subject to United States federal, state and local employment laws that expose us to potential liability if we are determined to have violated such employment laws. Failure to comply with federal and state labor laws pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor requirements, sales taxes and other employment-related matters may have a material adverse effect on our business or operations. In addition, employee claims based on, among other things, discrimination, harassment or wrongful termination may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such employment laws are difficult to quantify.

Our failure or the failure of our franchisees to comply with federal, state and local governmental regulations may subject us to losses and harm our brands.   We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), along with the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including tip credits, working conditions, safety standards and immigration status. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. We continue to review the Patient Protection and Affordable Care Act and regulations issued related thereto to evaluate the potential impact of this new law on our business, and to accommodate various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.
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
We cannot assure that the development and construction of franchised restaurants will be completed, or that any such development will be completed in a timely manner. We cannot assure that present or future development plans will perform in accordance with our expectations.
The opening and success of Applebee's and IHOP restaurants depend on various factors, including the demand for Applebee's and IHOP restaurants and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, costs of construction, permit issuance and regulatory compliance, the ability to meet construction schedules, the availability of financing and other capabilities of franchisees. There is no assurance that franchisees planning the opening of restaurants will have the ability or sufficient access to financial resources necessary to open and operate the restaurants required by their agreements. It cannot be assured that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concepts and standards.

Approximately 99% of our restaurants are owned and operated by our franchisees and, as a result, we are highly dependent upon our franchisees. We have significantly increased the percentage of restaurants owned and operated by our franchisees. As a result, we expect to receive less revenue from company restaurant sales and any increase in general and administrative expenses may have a greater impact on our financial condition and business results. While our franchise agreements are designed to maintain brand consistency, this increase in the franchised-operated restaurants reduces our direct day-to-day control over these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control of the restaurants. These risks include franchisee defaults on their obligations to us arising from financial or other difficulties encountered by them, such as payments to us or maintenance and improvement obligations; limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; unwillingness of franchisees to support our marketing programs and strategic initiatives; inability to participate in business strategy changes due to financial constraints; inability to meet rent obligations on leases on which we retain contingent liability; failure to operate restaurants in accordance with required standards; failure to report sales information accurately; efforts by one or more large franchisees or an organized franchise association to cause poor franchise relations; and failure to comply with food quality and preparation requirements subjecting us to potential losses even when we are not legally liable for a franchisee's actions or failure to act. Although we believe that our current relationships with our franchisees are generally good, there can be no assurance that we will maintain strong franchise relationships. Our dependence on franchisees could adversely affect us, our reputation and our brands, and could adversely affect our business, financial condition and results of operations.

Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater credit risk.    As of December 31, 2013, Applebee's franchisees operated 1,988 Applebee's restaurants in the United States, comprising 99% of the total Applebee's restaurants in the United States. Of those restaurants, the ten largest Applebee's franchisees owned 1,255 restaurants, representing 63% of all franchised Applebee's restaurants in the United States. The largest Applebee's franchisee owned 448 restaurants, representing 23% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of credit risk in respect of such franchisees because their financial obligations to us are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experiences financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements including payments to us and the maintenance and improvement of its restaurants. If any of these franchisees are subject to bankruptcy or insolvency proceedings, a bankruptcy court may prevent the termination of the related franchise agreements and development agreements. Any franchisee that is experiencing financial difficulties may also be unable to participate in implementing changes to our business strategy. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with its other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.

We are subject to credit risk from our IHOP franchisees operating under our Previous Business Model, and a default by these franchisees may negatively affect our cash flows.  Of the 1,439 IHOP restaurants subject to franchise agreements as of December 31, 2013, over half operate under the Previous Business Model. The Company was involved in all aspects of the development and financing of the IHOP restaurants established prior to 2003. Under the Previous Business Model, the Company typically identified and leased or purchased the restaurant sites, built and equipped the restaurants and then franchised them to franchisees. In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous Business Model include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under the building property lease/sublease agreement and our notes and equipment contract receivables, as well as outstanding franchise royalties. The additional amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous Business Model and may negatively affect our cash flows.

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

Accordingly, in cases in which a franchisee experiences increased insurance premiums or must pay claims out-of-pocket, the franchisee may not have the funds necessary to make franchise payments to us.

Franchisees generally are not “limited purpose entities,” making them subject to business, credit, financial and other risks.    Franchisees may be natural persons or legal entities. Franchisees are often not “limited-purpose entities,” making them subject to business, credit, financial and other risks which may be unrelated to the operations of Applebee's or IHOP restaurants. These unrelated risks could materially and adversely affect a franchisee and its ability to make its franchise payments in full or on a timely basis. Any such decrease in franchise payments may have a material adverse effect on us. See the Risk Factor titled “An insolvency or bankruptcy proceeding involving a franchisee could prevent the collection of payments or the exercise of rights under the related franchise agreement,” below.

An insolvency or bankruptcy proceeding involving a franchisee could prevent the collection of payments or the exercise of rights under the related franchise agreement.    An insolvency proceeding involving a franchisee could prevent us from collecting payments or exercising any of our other rights under the related franchise agreement. In particular, the protection of the statutory automatic stay that arises under Section 362 of the United States Bankruptcy Code upon the commencement of a bankruptcy proceeding by or against a franchisee would prohibit us from terminating a franchise agreement previously entered into with a franchisee. Furthermore, a franchisee that is subject to bankruptcy proceedings may reject the franchise agreement in which case we would be limited to a general unsecured claim against the franchisee's bankruptcy estate on account of breach-of-contract damages arising from the rejection. Payments previously made to us by a franchisee that is subject to a bankruptcy proceeding also may be recoverable from us on behalf of the franchisee as a preferential transfer under the United States Bankruptcy Code.

The number and quality of franchisees is subject to change over time, which may negatively affect our business.    Our Applebee's business is highly concentrated in a limited number of franchisees. We cannot guarantee the retention of any, including the top performing, franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber. The quality of existing franchisee operations may be diminished by factors beyond our control, including franchisees' failure or inability to hire or retain qualified managers and other personnel. Training of managers and other personnel may be inadequate. These and other such negative factors could reduce the franchisee's restaurant revenues, impact payments to us under the franchise agreements and could have a material adverse effect on us. In the case of Applebee's, these negative factors would be magnified by the limited number of existing franchisees.

The inability of franchisees to fund capital expenditures may adversely impact future growth.    Our business strategy includes the periodic updating of Applebee's and IHOP restaurant locations through new remodel programs and other operational changes. The success of our business strategy will depend to a significant extent on the ability of the franchisees to fund the necessary capital expenditures to aid the repositioning and re-energizing of the brand. Labor and material costs expended will vary by geographical location and are subject to general price increases. To the extent the franchisees are not able to fund the necessary capital expenditures, our business strategy may take longer to implement and may not be as successful as we expect.

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

In addition, even if the licensee product suppliers, manufacturers, distributors, or advertisers observe and maintain the quality and integrity of our intellectual property assets in accordance with the relevant license agreement, any product manufactured by such suppliers may be subject to regulatory sanctions and other actions by third parties which can, in turn, negatively impact the perceived quality of our restaurants and the overall goodwill of our brands, regardless of the nature and type of product involved. Any such sanctions or actions could reduce restaurant revenues and corresponding franchise payments to us.

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

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our employee and business relationships, all of which could subject us to loss and harm our brands. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information about our customers, franchisees, vendors and employees. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. In addition to maintaining insurance coverage to address cyber incidents, we also have implemented processes, procedures and controls to help mitigate these risks. However, these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our reputation and financial results will not be negatively impacted by such an incident.

Our use of personally identifiable information is regulated by foreign, federal and state laws, as well as by certain third-party agreements. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws and regulations, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of federal and state laws and payment card industry regulations. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations.

Our inability or failure to execute on a comprehensive business continuity plan following a major natural disaster such as an earthquake, tornado or man-made disaster, including terrorism, at our corporate facilities could materially adversely impact our business. Our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our two restaurant support centers. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including earthquakes, tornadoes and other natural or man-made disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

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

Retail brand development initiatives could negatively impact our IHOP brand. Our business expansion into retail product licensing could create new risks to our IHOP brand and reputation. During 2011, IHOP launched a line of premium frozen breakfast entrées and pancake syrups in retail outlets. We believe that this new retail product offering is a growth opportunity that allows our brand to reach additional customers more often. If customers have negative perceptions or experiences with our retail products, our brand value could suffer which could have an adverse effect on our business.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The table below shows the location and ownership type of Applebee's and IHOP restaurants as of December 31, 2013:

	Applebee's			IHOP
	Franchise	Company	Total	Franchise	Company	Area License		Total
United States
Alabama	30	—	30	21	—	—		21
Alaska	2	—	2	4	—	—		4
Arizona	27	—	27	40	—	—		40
Arkansas	11	—	11	15	—	—		15
California	117	—	117	229	—	—		229
Colorado	25	—	25	31	—	—		31
Connecticut	7	—	7	7	—	—		7
Delaware	12	—	12	7	—	—		7
District of Columbia	—	—	—	2	—	—		2
Florida	108	—	108	—	—	150	*	150
Georgia	68	—	68	76	—	4	*	80
Hawaii	—	—	—	6	—	—		6
Idaho	12	—	12	8	—	—		8
Illinois	47	—	47	52	1	—		53
Indiana	66	—	66	23	—	—		23
Iowa	27	—	27	9	—	—		9
Kansas	24	10	34	21	1	—		22
Kentucky	37	—	37	7	1	—		8
Louisiana	18	—	18	30	—	—		30
Maine	12	—	12	1	—	—		1
Maryland	26	—	26	38	—	—		38
Massachusetts	28	—	28	20	—	—		20
Michigan	86	—	86	21	—	—		21
Minnesota	58	—	58	12	—	—		12
Mississippi	21	—	21	11	—	—		11
Missouri	45	13	58	27	—	—		27
Montana	8	—	8	5	—	—		5
Nebraska	19	—	19	5	—	—		5
Nevada	14	—	14	24	—	—		24
New Hampshire	14	—	14	4	—	—		4
New Jersey	57	—	57	40	—	—		40
New Mexico	18	—	18	20	—	—		20
New York	113	—	113	57	—	—		57
North Carolina	58	—	58	51	—	—		51
North Dakota	12	—	12	2	—	—		2
Ohio	93	—	93	22	9	—		31
Oklahoma	23	—	23	28	—	—		28
Oregon	21	—	21	7	—	—		7
Pennsylvania	77	—	77	17	—	—		17
Rhode Island	8	—	8	3	—	—		3
South Carolina	40	—	40	29	—	—		29
South Dakota	6	—	6	5	—	—		5
Tennessee	42	—	42	36	—	—		36
Texas	101	—	101	188	—	—		188
Utah	16	—	16	19	—	—		19
Vermont	3	—	3	1	—	—		1
Virginia	73	—	73	60	—	—		60
Washington	42	—	42	32	—	—		32
West Virginia	17	—	17	7	—	—		7
Wisconsin	44	—	44	14	1	—		15
Wyoming	5	—	5	3	—	—		3
Total Domestic	1,838	23	1,861	1,397	13	154		1,564

	Applebee's			IHOP
	Franchise	Company	Total	Franchise	Company	Area License		Total
International
Brazil	13	—	13	—	—	—		—
Canada	18	—	18	7	—	14	*	21
Chile	4	—	4	—	—	—		—
Costa Rica	3	—	3	—	—	—		—
Dominican Republic	1	—	1	1	—	—		1
Egypt	1	—	1	—	—	—		—
Guatemala	3	—	3	2	—	—		2
Honduras	5	—	5	—	—	—		—
Jordan	1	—	1	—	—	—		—
Kuwait	5	—	5	2	—	—		2
Lebanon	1	—	1	—	—	—		—
Mexico	65	—	65	20	—	—		20
Philippines	—	—	—	3	—	—		3
Puerto Rico	4	—	4	2	—	—		2
Qatar	6	—	6	—	—	—		—
Saudi Arabia	15	—	15	1	—	—		1
Singapore	—	—	—	—	—	—		—
St. Croix, Virgin Islands	—	—	—	1	—	—		1
United Arab Emirates	5	—	5	3	—	—		3
Total International	150	—	150	42	—	14		56
Totals	1,988	23	2,011	1,439	13	168		1,620
* of these restaurants 62 in Florida, 4 in Georgia and 12 in Canada have been sub-licensed by the area licensee

As of December 31, 2013, we operated 23 Applebee's restaurants and 13 IHOP restaurants. Our intention is to continue to operate the 23 Applebee's restaurants in the Kansas City, Missouri market and 10 IHOP restaurants in the Cincinnati, Ohio market. Of these restaurants, we leased the building for five sites, owned the building and leased the land for 11 sites, owned the land and building for two sites and leased the land and building for 18 sites. We are temporarily operating the remaining three IHOP company-operated restaurants until they are refranchised.
Of the 1,439 IHOP restaurants operated by franchisees, 61 were located on sites owned by us, 662 were located on sites leased by us from third parties and 716 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees and 1,987 of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensees or the franchisees. We owned one site on which a franchisee-operated Applebee's restaurant was located.
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
Under our Applebee's franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreement. Because substantially all IHOP franchised restaurants developed by us under our Previous Business Model are subleased to the franchisees, IHOP has the ability to regain possession of the subleased restaurant if the franchisee defaults in the payment of rent or other terms of the sublease.
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

Item 4.   Mine Safety Disclosure.

Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “DIN”. The following table sets forth the high and low sales prices of our common stock on the NYSE for each quarter of 2013 and 2012.

	Fiscal Year 2013		Fiscal Year 2012
	Prices		Prices
Quarter	High	Low	High	Low
First	$78.39	$65.44	$54.74	$40.28
Second	$74.96	$66.39	$53.90	$41.63
Third	$72.49	$64.44	$57.40	$41.49
Fourth	$85.74	$65.96	$68.47	$55.51

Holders
The number of stockholders of record and beneficial owners of our common stock as of February 7, 2014 was estimated to be 7,500.
Dividends
We did not pay dividends on our common stock during the year ended December 31, 2012. During the year ended December 31, 2013, we paid dividends on our common stock as follows:

Year ended December 31, 2013	Declaration date	Payment date	Dividend per share	Total(1)
				(In millions)
First quarter	February 26, 2013	March 29, 2013	$0.75	$14.6
Second quarter	May 14, 2013	June 28, 2013	0.75	14.4
Third quarter	August 2, 2013	September 27, 2013	0.75	14.3
Fourth quarter	October 3, 2013	December 27, 2013	0.75	14.3
Total			$3.00	$57.6
______________________________________________________
(1) Includes dividend equivalents paid on restricted stock units

On February 25, 2014, our Board of Directors approved payment of a cash dividend of $0.75 per share of common stock, payable at the close of business on March 28, 2014 to the stockholders of record as of the close of business on March 14, 2014.
Under our Credit Agreement and the Indenture under which our Senior Notes were issued, we are limited as to the total amount of restricted payments, including dividends on common stock, that may be made (see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Restricted Payments”). At December 31, 2013, the limitation on future restricted payments was approximately $89 million under the Credit Agreement and approximately $112 million under the Indenture.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2013, regarding shares outstanding and available for issuance under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	775,059	$42.09	1,192,180
Equity compensation plans not approved by security holders	—	—	—
Total	775,059	$42.09	1,192,180
The number of securities remaining available for future issuance represents shares under our 2011 Stock Incentive Plan. Please refer to Note 13, Stock-Based Incentive Plans, in the Notes to the Consolidated Financial Statements for a description of the Plan.
Issuer Purchases of Equity Securities
Under our Credit Agreement and the Indenture under which our Senior Notes were issued, we are limited as to the total amount of restricted payments, including repurchases of common stock, that may be made (see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Restricted Payments”). At December 31, 2013, the limitation on future restricted payments was approximately $89 million under the Credit Agreement and approximately $112 million under the Indenture.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
September 30, 2013 – October 27, 2013(a)	553	$69.50	—	$75,300,000
October 28, 2013 – November 24, 2013(a)	930	$82.14	—	$75,300,000
November 25, 2013 – December 29, 2013	60,318	$83.47	60,318	$70,300,000
Total	61,801	$83.32	60,318	$70,300,000

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

Stock Performance Graph
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Value-Line Restaurants Index (“Restaurant Index”) over the five-year period ended December 31, 2013. The graph and table assume $100 invested at the close of trading on the last day of trading in 2008 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Stockholder Return
DineEquity, Inc., Standard & Poor's 500 And Value Line Restaurant Index
(Performance Results Through December 31, 2013)

	2008	2009	2010	2011	2012	2013
DineEquity, Inc.	$100.00	$210.12	$427.16	$365.14	$579.58	$753.28
Standard & Poor's 500	100.00	126.46	145.51	148.58	172.35	228.18
Restaurant Index	100.00	128.10	178.27	235.12	247.64	328.57

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations information and the consolidated balance sheet data for the years ended and as of December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our audited consolidated financial statements.

	Fiscal Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share amounts and restaurant data)
Segment Revenues
Franchise and restaurant revenues (a)	$502.6	$712.5	$929.5	$1,192.7	$1,263.0
Rental income	124.8	122.9	126.0	124.5	133.9
Financing revenues	13.1	14.5	19.7	16.4	17.9
Total revenues	640.5	849.9	1,075.2	1,333.6	1,414.8
Segment Expenses
Franchise and restaurant expenses (a)	173.3	359.2	563.4	802.8	868.7
Rental expenses	97.3	97.2	98.2	99.0	100.2
Financing expenses	0.2	1.6	6.0	2.0	0.4
Total segment expenses	270.8	458.0	667.6	903.8	969.3
Gross segment profit	369.7	391.9	407.6	429.8	445.5
General and administrative expenses	143.6	163.2	155.8	160.3	157.7
Interest expense	100.3	114.3	132.7	171.5	186.3
Closure and impairment charges	1.8	4.2	29.9	4.3	105.6
Loss (gain) on extinguishment of debt and temporary equity	0.1	5.6	11.2	107.0	(45.7)
Gain on disposition of assets (a)	(0.2)	(102.6)	(43.3)	(13.5)	(7.3)
Other expense (b)	13.6	12.3	16.3	12.3	12.3
Income (loss) before income taxes	110.6	194.9	105.0	(12.1)	36.6
Income tax (provision) benefit	(38.6)	(67.2)	(29.8)	9.3	(5.2)
Net income (loss)	72.0	127.7	75.2	(2.8)	31.4
Less: Series A preferred stock dividends	—	—	—	(25.9)	(19.5)
Less: Accretion of Series B preferred stock	—	(2.5)	(2.6)	(2.5)	(2.3)
Less: Net (income) loss allocated to unvested participating restricted stock	(1.2)	(2.7)	(1.9)	1.2	(0.4)
Net income (loss) available to common stockholders	$70.8	$122.5	$70.7	$(30.0)	$9.2
Net income (loss) available to common stockholders per share:
Basic	$3.75	$6.81	$3.96	$(1.74)	$0.55
Diluted	$3.70	$6.63	$3.89	$(1.74)	$0.55
Weighted average shares outstanding:
Basic	18.9	18.0	17.8	17.2	16.9
Diluted	19.1	18.9	18.2	17.2	16.9
Dividends declared and paid per common share	$3.00	$—	$—	$—	$—
Balance Sheet Data (end of year):
Cash and cash equivalents	$106.0	$64.5	$60.7	$102.3	$82.3
Restricted cash—short-term and long-term (c)	0.7	1.9	1.2	1.6	120.9
Property and equipment, net (a)	274.3	294.4	474.2	612.2	771.4
Total assets	2,404.6	2,415.4	2,614.3	2,856.6	3,100.9
Long-term debt, less current maturities	1,203.5	1,202.1	1,411.4	1,631.5	1,637.2
Capital lease obligations, less current maturities	111.7	124.4	134.4	144.0	152.8
Financing obligations, less current maturities	48.8	52.0	162.7	237.8	309.4
Stockholders' equity	315.2	308.8	155.2	83.6	69.9
Other Financial Data:
Cash flows provided by operating activities	$127.8	$52.9	$121.7	$179.3	$157.8
Capital expenditures	7.0	17.0	26.3	18.7	15.4
Domestic system-wide same-restaurant sales percentage change:
Applebee's	(0.3)%	1.2%	2.0%	0.3%	(4.5)%
IHOP	2.4%	(1.6)%	(2.0)%	0.0%	(0.8)%
Total restaurants (end of year):
Applebee's	2,011	2,034	2,019	2,010	2,008
IHOP	1,620	1,581	1,550	1,504	1,456
Total	3,631	3,615	3,569	3,514	3,464
_________________________________________________________________________

(a)	We refranchised 376 Applebee's company-operated restaurants between 2009 and 2012.

(b)	Includes $12.3 in amortization of intangible assets in each year as well as $1.3 and $4.0 of debt modification costs in 2013 and 2011, respectively.

(c)	Cash restrictions related to securitized debt were eliminated by a refinancing of long-term debt in 2010.

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
Business Overview
The Company
The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company's predecessor began developing and franchising additional restaurants. The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. In November 2007, the Company completed the acquisition of Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. (“DineEquity,” “we” or “our”). Through various subsidiaries (see Exhibit 21, Subsidiaries of DineEquity, Inc.) we own, franchise and operate two restaurant concepts: Applebee's Neighborhood Grill & Bar® (“Applebee's®”), in the bar and grill segment within the casual dining category of the restaurant industry, and International House of Pancakes® (“IHOP®”), in the family dining category of the restaurant industry. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or us.
Domestically, IHOP restaurants are located in all 50 states and the District of Columbia, while Applebee's restaurants are located in every state except Hawaii. Internationally, IHOP restaurants are located in two United States territories and eight foreign countries; Applebee's restaurants are located in one United States territory and 15 foreign countries. With over 3,600 restaurants combined, we believe we are the largest full-service restaurant company in the world.
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
2013 Highlights
2013 marked our first full year of operation with both of our brands 99% franchised. We believe this highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of free cash flow performance, as compared to a model based on owning a significant number of company-operated restaurants.

On February 26, 2013, our Board of Directors approved a capital allocation strategy that contemplates the return of a significant portion of our free cash flow to our stockholders. The Board of Directors also approved a stock repurchase authorization of up to $100 million of our common stock. Pursuant to this strategy, we returned cash of $87.1 million to our stockholders in 2013 in the form of:

•Four quarterly dividends, each $0.75 per share of our common stock, declared and paid totaling $57.4 million, and

•	Repurchases of over 412,000 shares of our common stock totaling $29.7 million, with authorization remaining to repurchase an additional $70.3 million.

Other highlights of our fiscal 2013 performance include:

•
Increased IHOP's domestic systemwide same-restaurant sales by 2.4% during 2013, the first full year of growth in domestic systemwide same-restaurant sales since fiscal 2008 and the highest yearly increase since 2006;

•	Generated cash from operating activities of greater than $100 million for the fourth time in the last five years;

•	Opened 58 new restaurants worldwide by IHOP franchisees and area licensees and 26 new restaurants by Applebee's franchisees;

•
Expanded our international footprint with restaurant openings by IHOP franchisees in the Philippines, Kuwait and the Kingdom of Saudi Arabia and by an Applebee's franchisee in Egypt and the Dominican Republic;

•
Remodeled over 500 restaurants system-wide during 2013. Applebee's and its franchisees remodeled 289 restaurants during 2013, while IHOP and its franchisees remodeled 215 restaurants. Over the past three years, approximately 70% of Applebee's restaurants and 40% of IHOP restaurants have been remodeled; and

•	Named to Fast Company’s annual list of Most Innovative Companies, ranking number two in the category of “The World’s Most Innovative Companies in Food.”
Key Performance Indicators
In evaluating the performance of each dining concept, we consider the key performance indicators to be net franchise restaurant development and the percentage change in domestic system-wide same-restaurant sales. Since we are a 99% franchised company, expanding the number of franchise restaurants is an important driver of revenue growth. We currently do not plan to open any new Applebee's or IHOP company-operated restaurants. Revenue from our rental and financing operations, legacies from the Previous IHOP Business Model we operated under prior to 2003, is subject to progressive decline over time as interest-earning balances are repaid. Therefore, growth in both the number of franchise restaurants and sales at those restaurants will drive franchise revenues in the form of higher royalty revenues, additional franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of our 2013 performance in these metrics is as follows:

	Applebee's	IHOP
Percentage (decrease) increase in domestic system-wide same-restaurant sales	(0.3)%	2.4%
Net franchise restaurant development(1)	(23)	38
_____________________________________________________
(1) Franchise and area license openings, net of closings

IHOP's increase of 2.4% in domestic system-wide restaurant sales for the year ended December 31, 2013 resulted from a higher average customer check partially offset by a decrease in customer traffic. The increase reflects sequential improvement throughout 2013, with a decrease of 0.5% in the first quarter of 2013 followed by increases of 1.9%, 3.6% and 4.5% in the second, third and fourth quarters, respectively. The increase in the fourth quarter was the largest since the first quarter of 2006. Applebee's decrease of 0.3% in domestic system-wide restaurant sales for the year ended December 31, 2013 resulted from a decrease in customer traffic partially offset by an increase in average customer check. The decrease was the first annual decline in domestic system-wide restaurant sales for Applebee's since 2009. With the decrease in 2013, Applebee's cumulative increase over the past four years is 3.2%.
Applebee's net restaurant development for the year ended December 31, 2013 was adversely impacted by restaurant closures during 2013. Applebee's franchisees opened 26 new franchise restaurants in 2013 but closed 49 restaurants. The largest single group of closures took place in the second quarter of 2013, when an Applebee's franchisee that owned and operated 33 restaurants located in Illinois filed for bankruptcy protection. As a result of those proceedings, 15 of the restaurants were sold in June 2013 to an affiliate of an existing franchisee and operated without interruption during the transition of ownership. The remaining 18 restaurants were closed. However, we did receive termination fees of $3.8 million related to the closure of the 18 restaurants. We have entered into a development agreement with the new franchisee to open additional restaurants in Illinois in the future.
IHOP franchisees and area licensees opened 58 new franchise restaurants in 2013, with net restaurant development of 38 restaurants. The 2013 openings included three restaurants in the Philippines, the first IHOP franchise restaurants in the Asia Pacific region. Over the past five years, IHOP net restaurant development totaled 217, an annual growth average of 43 restaurants per year.

In evaluating the performance of the consolidated enterprise, we consider the key performance indicators to be consolidated cash flows from operating activities and consolidated free cash flow (cash from operations, plus receipts from notes, equipment contracts and other long-term receivables, minus capital expenditures, principal payments on capital leases and financing obligations and the mandatory annual repayment of 1% of the principal balance of our Term Loans).

Consolidated cash flows from operating activities and consolidated free cash flow for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
	2013	2012
	(In millions)
Consolidated cash flows from operating activities	$127.8	$52.9
Consolidated free cash flow	$120.1	$29.9
The primary reasons for the increase in cash flows from operating activities were lower income tax payments, lower general and administrative expenses and lower interest costs for the year ended December 31, 2013 compared to the same period of 2012, partially offset by lower segment profit that resulted from the refranchising of Applebee's company-operated restaurants.
Additional information on each of these metrics is presented under the captions “Restaurant Data,” “Company Restaurant Operations” and “Liquidity and Capital Resources” that follow.
Key Overall Strategies
DineEquity's Key Strategies
With the completion of our refranchising initiative, we are continuing with our efforts to drive stockholder and franchisee value. We have an ongoing program to leverage core competencies across the entire enterprise that is focused on three primary goals:

•	Optimize organization capability;

•	Drive profitable organic growth; and

•	Reduce costs for both ourselves and our franchisees.
Our approach to brand management centers on a strategic combination of marketing, menu, operations and remodel initiatives that creates a distinctive and relevant connection with our customers. Additionally, our shared services operating platform allows our senior management to focus on key factors that drive the business while leveraging the resources and expertise of our scalable, centralized support structure. We believe this is a competitive point of difference. Together, this closely integrated approach is expected to strengthen brand performance and enable growth.
Applebee's Key Strategies

We continue to revitalize the Applebee's brand. Applebee's domestic system-wide same restaurant sales have increased in three of the past four years, with a cumulative increase of 3.2% over that time. We plan to grow by executing on the following key strategies: (i) drive profitable sales and traffic; (ii) invest in process and product innovation; (iii) transform the business; and (iv) improve franchisee margins and restaurant level economics.

Drive Profitable Sales and Traffic

•
Continued focus on meeting the consumer's need for value throughout 2013, with such promotions as the return of our successful “Sizzling Entrées” starting at $9.99 nationwide, the return of our Fresh Flavors of the Season, and the rotation of new products into our “2 for $20” offering. We ended the year with Spirited Cuisine featuring our new Chicken and Shrimp Tequila Tango, Marsala Shrimp Sirloin and highly popular new Brew Pub Pretzels & Beer Cheese Dip;

•
Increased our focus on lunch through improved lunch menu items supported by lunch-specific messaging on national television. We introduced a new Lunch Combos platform in May that allows guests to choose any two of a variety of new sandwiches, soups, salads, and lunch entrées;

•	Continued innovation of the menu. Since the acquisition in 2007, more than 90% of Applebee's menu now consists of either new offerings or improved offerings with high quality ingredients;

•
Continued our unique healthy food offerings by refreshing our “Under 550” calorie menu in January 2013 with Roma Pepper Chicken and Napa Chicken and Portabellos. Since its launch in 2011, our “Under 550” calorie menu combined with our Weight Watchers menu has established us as a category leader in providing healthy dining options to our guests;

•
Broadened our commitment to healthy dining by introducing a new Kids Menu featuring 10 new Kids Live Well-approved meals. The new menu, which has received very positive guest feedback, offers a variety of new entrées and sides that are both healthy and kid-approved.  This allows parents to concentrate on engaging with their family knowing their growing kids can get a fun, healthy meal at Applebee’s; and

•	Focused on late-night business through beverage and appetizer innovation and local restaurant marketing efforts.

Invest in Process and Product Innovation

We continue to invest in and drive innovation at Applebee's from both a product and process perspective. We maintain a significant test and implementation focus to both develop and discover new trends and opportunities within the casual dining segment and beyond. Our history of innovation is readily apparent in our continual evolution of limited-time product offerings as well as core menu items. We take a similar approach to evaluation of media strategies and consumer touch points.

Transform the Business

In June 2010, we rolled out “Connections,” the new comprehensive restaurant revitalization program involving people, place and promotional aspects. The people aspect involves re-training and re-certification for kitchen staff and team members. The place aspect involves exterior and interior modifications to the restaurant to signal change. The promotional aspect involves a local public relations and marketing plan to re-connect with the neighborhood. Our franchisees have embraced this initiative and by year-end 2013, over 70% of the restaurants in the domestic system have been revitalized.

Along with our historical focus on food innovation, the completion of our refranchising transition in 2012 has allowed Applebee’s to place additional focus on development and implementation of innovative technology solutions. We realize that customers' tastes are constantly changing and as a brand, Applebee’s continues to learn and grow with our customers, evolving into a brand of the future.

Improve Franchisee Margins and Restaurant Level Economics

We have continued to build upon process and system improvements deployed in prior years by ongoing improvement efforts in operating metrics for our franchise partners. Our franchisees continue to reap the benefits of our supply chain co-op by leveraging our scale to manage through commodity cost inflation, which was also mitigated by the realignment of our distribution centers in 2010.

We continue to monitor our franchisees through our franchisee operations rating system, which provides visibility concerning their performance in relation to guest experience, food safety and training.

With our transition to a 99% franchised system, restaurant operating margin at the remaining 23 Applebee's company-operated restaurants is not significant to our results of operations. Given that the primary focus of these restaurants in the future will be to test new products and processes, their operating margin as a percentage of sales is expected to decline. However, we will continue to invest in product and process innovation to help our franchisees maintain and improve their restaurant level economics for the overall financial well-being of the Applebee's system.

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

Re-energize and Grow the IHOP Brand

To re-energize and grow the IHOP brand, we have continued our efforts to drive new and existing consumers to our restaurants by: 1) continuously strengthening our advertising message; 2) maximizing our media effectiveness across both traditional and new media outlets; and 3) transforming the IHOP menu to reflect evolving consumer tastes.

To ensure our advertisements resonate with consumers, we have continued to employ “Everything You Love About Breakfast” as our tagline and theme, leveraging our substantial brand equity in breakfast. We have further refined our message by incorporating in our advertising consumer testimonials that show a wide range of ages and demographics enjoying our freshly made items. These testimonials have been effective in reinforcing the welcoming environment at our restaurants.

While national advertising remains core to our strategy, we recognize that media consumption is evolving and we must reach consumers through a range of media channels to drive traffic to our restaurants. Gaining the attention of consumers in a highly competitive and diverse media market requires that we constantly update where and how we reach consumers. We continue to successfully build and increase consumer engagement with the IHOP brand in digital and social media, recognizing the importance of these channels to a significant segment of the population.

We continuously evolve our menu to deliver appealing items to our wide range of consumers presented in an easy-to-use style that is consistent with our brand message. Our new Brioche French Toast is a recent example that was met with high consumer interest. In addition, we recently launched the latest menu revision with a new layout that is easier to read and navigate. The new layout allows customers to more quickly identify their favorite choices, increasing guest satisfaction. Substantially all IHOP restaurants are using pollable point-of-sale systems to capture and report a broad range of sales and product mix data. This information is used by management to, among other things, gauge customer acceptance of menu items and the success of promotions and limited time offers.

Improve Operations Performance

We constantly strive to improve every aspect of our restaurant operations. To enhance our guest-centric culture, and enable our franchisees to assess and improve their service and the condition of their restaurants, we continue to evolve how we interpret and implement changes to address feedback from our guests. We deploy a range of feedback mechanisms including national consumer tracking studies about our brand, a guest feedback tool, our “Voice of the Guest” program, as well as operational evaluations conducted by our own employees and operational assessments conducted by a third party service provider. Our field based operations team is trained to work with franchisees to use this data to enhance their restaurant operations. We believe this wide range of data enables us to clearly identify areas of opportunity. While results from our efforts have been positive, we recognize that operations excellence is a continually evolving process.

Optimize Franchise Development and Franchise System Health

Under the Current Business Model, IHOP seeks to optimize franchise development by recruiting franchise developers within and outside the current system and working with these franchise developers in the site selection and building process. This strategy has proved successful as our franchisees have developed approximately 543 restaurants since the inception of the Current Business Model and our franchisees have a pipeline of 263 additional new restaurants committed, optioned or pending. The existing franchisee base accounts for most of these future development obligations. In 2013, an IHOP franchisee opened the first three IHOP restaurants in the Philippines, continuing to demonstrate the interest in the IHOP brand outside of North America. We continue to explore opportunities to grow in existing and new international markets.

In addition, we may take steps to consolidate and rehabilitate existing markets if we believe that doing so is advisable in order to fully realize development potential. We consistently monitor individual franchisee health and compliance with franchise agreements and we also may take steps to exercise our contractual rights within the franchise agreement in the event of noncompliance.

To positively impact the costs of IHOP franchisees, management works closely with CSCS, an independent cooperative entity, formed by us and franchisees of Applebee's and IHOP domestic restaurants. We recognize the importance of managing the costs of food and non-food items and believe the successful relationship among IHOP, its franchisees and CSCS presents an important differentiator.

However, in a challenging economic environment and a highly competitive family dining category, there can be no assurance that the strategies described above, when implemented, will achieve the intended results within the time frame anticipated.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results
Same-restaurant Sales Trends
 Applebee’s domestic system-wide same-restaurant sales decreased 0.7% for the three months ended December 31, 2013 from the same period in 2012. For the full year ended December 31, 2013, Applebee’s domestic system-wide same-restaurant sales decreased 0.3%, due to a decline in customer traffic partially offset by an increase in average customer check. The decrease was the first annual decline in domestic system-wide restaurant sales for Applebee's since 2009.
IHOP’s domestic system-wide same-restaurant sales increased 4.5% for the three months ended December 31, 2013, IHOP's largest quarterly increase since the first quarter of 2006. For the full year ended December 31, 2013, IHOP's domestic system-wide same-restaurant sales increased 2.4% due to an increase in average customer check that was substantially larger than a decrease in customer traffic. We believe the increase in average customer check was due in part to the new IHOP menu launched in June 2013 which influenced customers’ purchasing patterns and resulted in a favorable shift in product mix. Additionally, we believe the average customer check declined in 2012 because of strong consumer interest in promotional menu items, resulting in a lower base for comparison.

Same-restaurant Traffic
Both of our brands have generally experienced a decline in customer traffic in recent years including the year ended December 31, 2013. Based on data from Black Box Intelligence, a restaurant sales reporting firm, customer traffic declined in 2013 for the restaurant industry overall, as well as for the casual dining and family dining segments of the restaurant industry. In the short term, a decline in customer traffic may be offset by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition. We continue to evaluate and assess opportunities to drive same-restaurant sales and traffic

Franchisee Matters

We consistently monitor individual franchisee health. However, from time to time, some of our franchisees may experience financial difficulties, including bankruptcy, that may or may not relate to the financial performance of their franchised IHOP or Applebee's restaurants.

In February 2013, an IHOP franchisee and its affiliated entities which owned and operated 19 restaurants located in the states of Illinois, Wisconsin and Missouri filed for bankruptcy protection. As a result of an order issued by the bankruptcy court, two of the 19 restaurants were returned to us in the third quarter of 2013. A non-cash charge of $0.5 million was recorded in the Consolidated Statement of Comprehensive Income against deferred rental revenue associated with the leases for those two restaurants. During the third quarter of 2013, we received favorable rulings from the bankruptcy court which, if upheld, would allow the transfer of the remaining 17 restaurants to another franchisee. These rulings have been appealed by the current franchisee and are presently subject to a continued stay order, pursuant to which the current franchisee is operating these restaurants only on a day-to-day basis and is continuing to make payments to us pursuant to the terms of the original franchise agreements. Accordingly, we are unable to determine the ultimate outcome of the bankruptcy proceedings at this time.

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

Restaurant Data
The following table sets forth, for each of the past three years, the number of “Effective Restaurants” in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior two years. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Year Ended December 31,
	2013	2012	2011
Applebee's Restaurant Data
Effective Restaurants:(a)
Franchise	1,996	1,894	1,770
Company	23	123	240
Total	2,019	2,017	2,010
System-wide:(b)
Domestic sales percentage change(c)	0.3%	1.7%	2.6%
Domestic same-restaurant sales percentage change(d)	(0.3)%	1.2%	2.0%
Franchise:(b)(e)
Domestic sales percentage change(c)	5.7%	8.1%	11.3%
Domestic same-restaurant sales percentage change(d)	(0.3)%	1.3%	2.0%
Domestic average weekly unit sales (in thousands)	$46.5	$46.6	$46.4

	Year Ended December 31,
	2013	2012	2011
IHOP Restaurant Data
Effective Restaurants:(a)
Franchise	1,414	1,379	1,343
Area license	167	165	163
Company	12	15	11
Total	1,593	1,559	1,517
System-wide:(b)
Sales percentage change(c)	4.8%	1.6%	1.9%
Domestic same-restaurant sales percentage change(d)	2.4%	(1.6)%	(2.0)%
Franchise:(b)
Sales percentage change(c)	4.8%	1.3%	1.7%
Domestic same-restaurant sales percentage change(d)	2.4%	(1.6)%	(2.0)%
Average weekly unit sales (in thousands)	$34.7	$34.0	$34.4
Area License:(b)
IHOP sales percentage change(c)	6.3%	2.7%	2.9%

_________________________________

(a)
“Effective Restaurants” are the weighted average number of restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by the Company as well as those owned by franchisees and area licensees.

(b)
“System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
Reported sales (unaudited)	2013	2012	2011
	(In millions)
Applebee's franchise restaurant sales	$4,474.7	$4,234.9	$3,916.4
IHOP franchise restaurant sales	$2,553.9	$2,437.2	$2,405.3
IHOP area license restaurant sales	$249.5	$234.7	$228.6

(c)	"Sales percentage change" reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category.

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

The following tables summarize Applebee's and IHOP restaurant development and franchising activity.

	Year Ended December 31,
	2013	2012	2011
Applebee's Restaurant Development Activity
Total restaurants, beginning of year	2,034	2,019	2,010
New franchise openings	26	34	24
Franchise closures	(49)	(19)	(15)
Total restaurants, end of year	2,011	2,034	2,019
Summary—end of year:
Franchise	1,988	2,011	1,842
Company	23	23	177
Total	2,011	2,034	2,019
Change over prior year	(1.1)%	0.7%	0.4%
Applebee's Franchise Restaurant Activity
New franchise openings:
Domestic franchise openings	20	20	15
International franchise openings	6	14	9
Refranchised	—	154	132
Total restaurants franchised	26	188	156
Closings:
Domestic franchise	(44)	(6)	(6)
International franchise	(5)	(13)	(9)
Total franchise closings	(49)	(19)	(15)
Net franchise restaurant (reductions) additions	(23)	169	141

IHOP Restaurant Development Activity
Total restaurants, beginning of year	1,581	1,550	1,504
New openings:
Franchise	54	47	52
Area license	4	1	6
Total new openings	58	48	58
Closings:
Franchise	(17)	(14)	(8)
Area license	(2)	(2)	(4)
Company	—	(1)	—
Total closings	(19)	(17)	(12)
Total restaurants, end of year	1,620	1,581	1,550
Summary—end of year:
Franchise	1,439	1,404	1,369
Area license	168	165	166
Company	13	12	15
Total	1,620	1,581	1,550
Change over prior year	2.5%	2.0%	3.1%
IHOP Franchise Restaurant Activity
New franchise openings:
Domestic franchise openings	42	39	45
International franchise openings	11	8	7
Area license	5	1	6
Rehabilitated and refranchised	1	9	3
Total restaurants franchised	59	57	61
Closings:
Domestic franchise	(17)	(15)	(8)
Area license	(2)	(2)	(4)
Total franchise closings	(19)	(17)	(12)
Reacquired by the Company	(2)	(7)	(7)
Net franchise restaurant additions	38	33	42

Comparison of the fiscal years ended December 31, 2013 and 2012

SUMMARY

	Year ended December 31,		Favorable (Unfavorable) Variance

	2013	2012	$	%(1)
	(In millions, except percentages)
Revenue	$640.5	$849.9	$(209.4)	(24.6)%
Segment profit	369.7	391.9	(22.2)	(5.7)%
Segment profit as % of revenue	57.7%	46.1%	—	11.6%
General & administrative expenses	143.6	163.2	19.6	12.0%
Interest expense	100.3	114.3	14.1	12.3%
Gain on disposition of assets	(0.2)	(102.6)	(102.4)	(99.8)%
Income tax provision	38.6	67.2	28.7	42.6%
Effective tax rate	34.9%	34.5%	—	(0.4)%
Net income	$72.0	$127.7	$(55.6)	(43.6)%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

The completion of our transition to a 99% franchised company in October 2012 had a significant impact on the comparison of our results of operations for the year ended December 31, 2013 with the same period of the prior year. The most significant impact was the decline in revenues and segment profit from the Applebee's company-operated restaurants that were refranchised, partially offset by increased royalty revenues and franchise fees from the refranchised restaurants. While the total amount of segment profit declined, segment profit as a percentage of total revenue improved because royalty revenues and franchise fees produce a higher gross margin than do revenues from company-operated restaurants.

A significant portion of the decline in general and administrative (“G&A”) expenses for the year ended December 31, 2013 was due to the elimination and realignment of administrative functions associated with company-operated restaurants, as well as to the full-year effect of our staff reduction initiative implemented in the latter half of 2012. Additionally, G&A expenses for the year ended December 31, 2012 included a $9.1 million charge related to settlement of litigation that commenced prior to our acquisition of Applebee's. Interest expense declined, in large part, due to repayment of debt with proceeds from the sale of assets of company-operated restaurants that were refranchised.

REVENUE

	Year ended December 31,		Favorable (Unfavorable) Variance

	2013	2012	$	%(1)
	(In millions, except percentages)
Franchise	$439.2	$421.4	$17.8	4.2%
Company	63.4	291.1	(227.7)	(78.2)%
Rental	124.8	122.9	1.9	1.6%
Financing	13.1	14.5	(1.4)	(9.5)%
Total revenue	$640.5	$849.9	$(209.4)	(24.6)%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

The decrease in total revenue was primarily due to the refranchising of Applebee's company-operated restaurants in 2012, partially offset by higher franchise royalty revenues resulting from the increase in the number of Applebee’s and IHOP franchise restaurants. Additionally, in 2013 we received a total of $7.8 million in termination, transfer and extension fees related to Applebee's restaurants compared to a total of $4.4 million in such fees in 2012.

SEGMENT PROFIT (LOSS)

	Year ended December 31,		Favorable (Unfavorable) Variance

	2013	2012	$	%(1)
	(In millions, except percentages)
Franchise operations	$329.5	$311.5	$18.0	5.8%
Company restaurant operations	(0.2)	41.8	(42.0)	(100.4)%
Rental operations	27.5	25.7	1.8	6.9%
Financing operations	12.9	12.9	0.0	—%
Total	$369.7	$391.9	$(22.2)	(5.7)%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

The decline in segment profit for the year ended December 31, 2013 compared to the prior year was primarily due to the impact of the refranchising of Applebee’s company-operated restaurants, completed in 2012, on the company restaurant segment. This was partially offset by an increase in the number of Applebee’s and IHOP franchise restaurants, a $3.4 million increase in termination, transfer and extension fees related to Applebee's restaurants and a 2.4% increase in IHOP domestic same-restaurant sales. Nearly 90% of our segment profit now comes from our franchise operations. We operate our company restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models and, accordingly, we do not anticipate these restaurants will generate a significant amount of segment profit or loss in the foreseeable future.

Franchise Operations

	Year ended December 31,		Favorable (Unfavorable) Variance

	2013	2012	$	%(2)
	(In millions, except percentages and number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,996	1,894	102	5.4%
IHOP	1,581	1,544	37	2.4%
Franchise Revenues:
Applebee’s	$199.2	$185.9	$13.3	7.2%
IHOP	160.5	159.1	1.4	0.8%
IHOP advertising	79.5	76.4	3.1	3.9%
Total franchise revenues	439.2	421.4	17.8	4.2%
Franchise Expenses:
Applebee’s	5.7	5.5	(0.2)	(4.1)%
IHOP	24.5	28.0	3.5	12.5%
IHOP advertising	79.5	76.4	(3.1)	(3.9)%
Total franchise expenses	109.7	109.9	0.2	0.2%
Franchise Segment Profit:
Applebee’s	193.5	180.4	13.1	7.3%
IHOP	136.0	131.1	4.9	3.7%
Total franchise segment profit	$329.5	$311.5	$18.0	5.8%
Segment profit as % of revenue (2)	75.0%	73.9%
__________________________________________________________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise restaurants open in a given fiscal period, adjusted to account for franchise restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

The increase in Applebee’s franchise revenue was attributable to higher royalty revenue resulting from a 5.4% increase in the number of Effective Franchise Restaurants and to termination fees associated with the closure of certain Applebee's franchise restaurants. These favorable changes were partially offset by a decrease in fees associated with franchisee-to-franchisee sales of Applebee's franchise restaurants and 0.3% decrease in Applebee's domestic same-restaurant sales.

Applebee's Effective Franchise Restaurants increased by 102 due to the full-year effect in 2013 of refranchising 154 Applebee’s company-operated restaurants during 2012 (17 in the first quarter, 98 in the third quarter and 39 in the fourth quarter), partially offset by a net decrease of 23 restaurants during 2013. Approximately $9.2 million of the revenue increase was attributable to the refranchised restaurants. Termination fees increased $5.4 million in 2013 compared to the prior year, primarily due to the closure of 18 Applebee's restaurants as discussed under "Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results - Franchisee Matters" above. Transfer and extension fees associated with franchisee-to-franchisee sales of Applebee's franchise restaurants decreased $2.0 million in 2013 compared to the prior year, due to a decrease in the amount of transfer activity.

In 2013 we received a total of $7.8 million in termination, transfer and extension fees related to Applebee's restaurants compared to a total of $4.4 million in such fees in 2012. Termination, transfer and extension fees, by nature, are unpredictable and variable in any given year; we do not consider the 2013 variances in these fees compared to the prior year to be indicative of any trend. Further, we do not anticipate the total of such fees that may be received in 2014 will be of the same magnitude as those received in either 2013 or 2012.

The increase in IHOP franchise revenue (other than advertising) was primarily attributable to a 2.4% increase in the number of Effective Franchise Restaurants due to development as well as to an increase of 2.4% in IHOP domestic franchise same-restaurant sales. IHOP added a net total of 38 franchise and area license restaurants during 2013 due to development. These favorable changes were partially offset by a $2.9 million decrease in sales of pancake and waffle dry mix.
The decrease in IHOP franchise expenses (other than advertising) was primarily due to lower purchase volumes of pancake and waffle dry mix, partially offset by a $0.9 million increase in bad debt expense. The increase in bad debt expense in 2013 was primarily due to a $0.5 million recovery in 2012 of a receivable previously written off that reduced the comparative 2012 expense.
IHOP’s total franchise expenses are substantially higher than Applebee’s due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations. However, due to our having less contractual control over Applebee’s advertising expenditures, that activity is considered to be an agency relationship and therefore is not recognized as franchise revenue and expense. The increases in IHOP advertising revenue and expense in 2013 compared to the prior year were due to the increases in Effective Franchise Restaurants and the increases in domestic franchise same-restaurant sales that also impacted IHOP franchise revenue as noted above.
The increase in franchise segment profit for the year ended December 31, 2013 compared to the prior year was primarily due to an increase in Applebee's Effective Franchise Restaurants because of the refranchising in 2012 of company-operated restaurants, a net increase in franchise termination, transfer and extension fees, an increase in IHOP's Effective Franchise Restaurants due to new restaurant development and an increase of 2.4% in IHOP domestic franchise same-restaurant sales.
Company Restaurant Operations

	Year ended December 31,		Favorable (Unfavorable) Variance

	2013	2012	$	%(2)
	(In millions, except percentages and number of restaurants)
Effective Company Restaurants:(1)
Applebee’s	23	123	(100)	(81.3)%
IHOP	12	15	(3)	(20.0)%

Company restaurant sales	$63.4	$291.1	$(227.7)	(78.2)%
Company restaurant expenses	63.6	249.3	185.7	74.5%
Company restaurant segment profit	$(0.2)	$41.8	$(42.0)	(100.4)%
Segment profit as % of revenue (2)	(0.2)%	14.4%
_____________________________________________________
(1) Effective Company Restaurants are the weighted average number of company restaurants open in a given fiscal period, adjusted to account for company restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

As of December 31, 2013, company restaurant operations comprised 23 Applebee’s company-operated restaurants and 10 IHOP company-operated restaurants. We operate these restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models. Additionally, from time to time we may also operate restaurants reacquired from IHOP franchisees on a temporary basis until those restaurants are refranchised. There were three such temporarily operated IHOP restaurants at December 31, 2013. Applebee's Effective Company Restaurants for the year ended December 31, 2012 include the 154 restaurants refranchised as noted under “Franchise Operations” above for the period of time they were operated as company restaurants.

Company restaurant sales and expenses for the year ended December 31, 2013 decreased $224.0 million and $184.2 million, respectively, because of the refranchising of 154 Applebee's company-operated restaurants in 2012.

Rental Operations

	Year ended December 31,		Favorable (Unfavorable) Variance

	2013	2012	$	%(1)
	(In millions, except percentages)
Rental revenues	$124.8	$122.9	$1.9	1.6%
Rental expenses	97.3	97.2	(0.1)	(0.1)%
Rental operations segment profit	$27.5	$25.7	$1.8	6.9%
Segment profit as % of revenue (1)	22.0%	20.9%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

Rental operations relate primarily to IHOP franchise restaurants that were developed under the Previous IHOP Business Model described under Item 1. - Business. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on certain franchise restaurants.

Rental revenue for the year ended December 31, 2013 increased due to a $3.0 million increase in contractual and contingent rent, partially offset by a $0.7 million decline in interest income as direct financing leases are repaid and a $0.7 million increase in the write-off of deferred lease revenue associated with franchise restaurants whose lease agreements were prematurely terminated. Rental expenses for the year ended December 31, 2013 increased slightly as a $1.3 million increase in contractual and contingent prime rent costs were substantially offset by a decrease in interest on capital lease obligations. The increase in rental segment profit for the year ended December 31, 2013 was primarily due to the increase in contractual and contingent rent and the net favorable change in interest revenue and expense, partially offset by the increase in write-offs of deferred lease revenue associated with franchise restaurants whose lease agreements were prematurely terminated.

Financing Operations

	Year ended December 31,		Favorable (Unfavorable) Variance

	2013	2012	$	%(1)
	(In millions, except percentages)
Financing revenues	$13.1	$14.5	$(1.4)	(9.5)%
Financing expenses	0.2	1.6	1.4	84.9%
Financing operations segment profit	$12.9	$12.9	$0.0	—%
Segment profit as % of revenue (1)	98.1%	88.8%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

Financing operations relate primarily to IHOP franchise restaurants that were developed under the Previous IHOP Business Model described under Item 1. - Business. Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with IHOP restaurants reacquired by us. Financing expenses are primarily the cost of restaurant equipment sold associated with reacquired IHOP restaurants.

The decrease in financing revenue for the year ended December 31, 2013 was due to a $1.0 million decrease in interest revenue resulting from the progressive decline in note balances due to repayments and less sales activity related to IHOP restaurants reacquired from franchisees. The decrease in financing expenses for the year ended December 31, 2013 was due to less sales activity related to IHOP restaurants reacquired from franchisees. Sales of equipment associated with reacquired IHOP restaurants are, by nature, unpredictable and variable in any given year.

OTHER EXPENSE AND INCOME ITEMS

	Year ended December 31,		Favorable (Unfavorable) Variance

	2013	2012	$	%
	(In millions, except percentages)
General and administrative expenses	$143.6	$163.2	$19.6	12.0%
Interest expense	100.3	114.3	14.1	12.3%
Amortization of intangible assets	12.3	12.3	0.0	0.1%
Closure and impairment charges	1.8	4.2	2.4	57.0%
Loss on extinguishment of debt	0.1	5.6	5.5	99.0%
Debt modification costs	1.3	—	(1.3)	n.m.
Gain on disposition of assets	(0.2)	(102.6)	(102.4)	(99.8)%
Provision for income taxes	38.6	67.2	28.7	42.6%

General and Administrative Expenses

The $19.6 million decrease in G&A expenses for the year ended December 31, 2013 compared to the same period of the prior year was primarily due to compensation costs that were lower by approximately $11.6 million and to a $9.1 million charge recorded in 2012 related to settlement of litigation that commenced prior to our acquisition of Applebee's. These favorable variances were partially offset by a $1.2 million increase in consumer research costs.

The decline in compensation costs was primarily due to: (i) lower salaries and benefits resulting from the refranchising of Applebee's company-operated restaurants and from the full-year effect of restructuring initiatives announced in the third quarter of 2012; (ii) lower stock-based compensation costs and (iii) lower severance costs, partially offset by higher bonus expenses and higher expenses for outsourced services.

Interest Expense

Interest expense for the year ended December 31, 2013 decreased by $14.1 million compared to the same period of the prior year primarily due to a reduction of outstanding debt balances. Average interest-bearing debt outstanding (our Term Loans, Senior Notes and financing obligations) during the year ended December 31, 2013 was approximately $200 million lower than the same period of the prior year. Additionally, the 50-basis-point-decline in the variable interest rate on our Term Loans from 4.25% to 3.75% as a result of a debt modification in February 2013 (see “Liquidity and Capital Resources - Credit Agreement Amendments”) contributed to the decrease in interest expense.

Amortization of Intangible Assets

Amortization of intangible assets relates to intangible assets arising from the November 2007 acquisition of Applebee's, primarily franchising rights. Absent any impairment, the annual amount of amortization expense will begin to decline in 2015 as intangible assets with shorter lives become fully amortized.

Closure and Impairment Charges
Closure and impairment charges for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
	(In millions)
Closure charges	$1.0	$2.3
Long-lived tangible asset impairment	0.8	1.9
Total closure and impairment charges	$1.8	$4.2
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets, primarily assets related to company-operated restaurants, may not be recoverable. Recoverability of a restaurant's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful lives or remaining lease terms, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, this may be an indicator of impairment. If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value. The fair value is primarily determined by discounting the future cash flows based on our cost of capital.
Closure charges for the year ended December 31, 2013 primarily related to adjustments to the estimated reserve for closed IHOP and Applebee's restaurants. Long-lived tangible asset impairment charges for the year ended December 31, 2013 related to three Applebee's company-operated restaurants in the Kansas City, Missouri area. We evaluated the causal factors of all impairments of long-lived assets as they were recorded during 2013 and concluded they were based on factors specific to each asset and not potential indicators of an impairment of other long-lived assets.

Closure charges for the year ended December 31, 2012 primarily related to equipment at one franchise restaurant whose lease agreement was prematurely terminated and the restaurant closed, as well as adjustments to the reserve for previously closed surplus IHOP properties. Impairment charges for the year ended December 31, 2012 primarily related to equipment at five IHOP franchise restaurants whose lease agreements were prematurely terminated and the restaurants subsequently refranchised.

See “Critical Accounting Policies and Estimates - Goodwill and Intangibles” for a description of our policy with respect to the review for impairments of goodwill and indefinite life intangible assets. In carrying out that policy, we noted no indicators of impairment on an interim basis and no impairments as the result of performing our annual test for impairment during the fiscal years ended 2013 and 2012.

Loss on Extinguishment of Debt

Instrument Retired/Repaid(1)	Face Amount Retired/Repaid	Cash Paid	Loss(2)
	(In millions)
Term Loans	$4.8	$4.8	$0.1
Loss on extinguishment of debt, 2013	$4.8	$4.8	$0.1

Term Loans	$210.5	$210.5	$4.9
Senior Notes	5.0	5.5	0.7
Loss on extinguishment of debt, 2012	$215.5	$216.0	$5.6
_____________________________________________________
(1) For a description of the respective instruments, refer to Note 7 of the Notes to Consolidated Financial Statements.
(2)  Including proportional write-off of the discount and deferred financing costs related to the debt retired.

The loss on extinguishment of debt for the year ended December 31, 2013, decreased compared to the prior year because of a decrease in the face amount of debt retired. There were no premiums paid to extinguish debt for the year ended December 31, 2013. We paid a total premium of $0.5 million to repurchase Senior Notes during the year ended December 31, 2012.

Debt Modification Costs

On February 4, 2013, we entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement dated October 8, 2010. The key provisions of Amendment No. 2 are discussed under “Liquidity and Capital Resources - February 2013 Amendment to Credit Agreement.” Fees paid to third parties of $1.3 million in connection with Amendment No. 2 were included as “Debt modification costs” in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2013.

Gain on Disposition of Assets

There were no individually significant dispositions of assets during the year ended December 31, 2013. During the year ended December 31, 2012, we completed the refranchising and sale of related restaurant assets of 154 Applebee's company-operated restaurants, comprised as follows: 17 restaurants in a six-state market area geographically centered around Memphis, Tennessee; 33 restaurants located primarily in Missouri and Indiana; 65 restaurants located in Michigan and 39 restaurants located in Virginia.

With the completion in October 2012 of our strategy to refranchise the substantial majority of Applebee's company-operated restaurants, we do not expect significant gains or losses on dispositions of assets for the foreseeable future.

Income Tax Provision

We recorded a tax provision of $38.6 million in 2013 as compared to a tax provision of $67.2 million in 2012. The change was primarily due to the decrease in our pretax book income. The 2013 effective tax rate of 34.9% applied to pretax book income was lower than the statutory Federal tax rate of 35% primarily related to the release of valuation allowances for various state net operating loss carryovers.

As of each reporting date, management considers new evidence, both positive and negative, that could impact its estimate with regards to future realization of deferred tax assets. As of December 31, 2013, because we implemented a tax planning strategy that was prudent and feasible in the current year, management determined that sufficient positive evidence existed as of December 31, 2013, to conclude that it was more likely than not that additional deferred taxes of $3.0 million were realizable, and therefore, reduced the valuation allowance.

Comparison of the fiscal years ended December 31, 2012 and 2011

SUMMARY

	Year ended December 31,		Favorable (Unfavorable) Variance

	2012	2011	$	%(1)
	(In millions, except percentages)
Revenue	$849.9	$1,075.2	$(225.3)	(24.6)%
Segment profit	391.9	407.6	(15.7)	(3.9)%
Segment profit as % of revenue	46.1%	37.9%	—	21.6%
General & administrative expenses	163.2	155.8	(7.4)	(4.7)%
Interest expense	114.3	132.7	18.4	13.8%
Impairment and closure charges	4.2	29.9	25.7	85.9%
Gain on disposition of assets	(102.6)	(43.3)	59.3	(137.2)%
Income tax provision	67.2	29.8	(37.4)	(125.6)%
Effective tax rate	34.5%	28.4%	(6.1)%	(21.5)%
Net income	$127.7	$75.2	$52.5	69.8%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

Our 2012 financial results compared to 2011 were significantly impacted by:

•	The successful refranchising of 154 Applebee's company-operated restaurants during 2012 that resulted in increased gains on the disposition of the restaurants partially offset by lower segment profit;

•	Lower impairment and closure charges due to non-recurring costs of $27.5 million related to the 2011 termination of the sublease of Applebee's Restaurant Support Center;

•	Lower interest expense due to the ongoing early retirement of debt with both proceeds from the asset dispositions and excess cash flow;

•	G&A expenses increased $7.4 million, primarily due to a $9.1 million charge for settling certain litigation that commenced prior to our 2007 acquisition of Applebee's; and

•
An increased effective tax rate. The 2011 effective tax rate was lower than the statutory Federal tax rate of 35% primarily due to tax credits, changes in tax rates and the release of liabilities for unrecognized tax benefits. The tax benefits are primarily FICA tip and other compensation-related credits associated with Applebee's company-operated restaurants. As company-operated restaurants are refranchised the amount of these credits declines.

REVENUE

	Year ended December 31,		Favorable (Unfavorable) Variance

	2012	2011	$	%(1)
	(In millions, except percentages)
Franchise	$421.4	$398.5	$22.9	5.8%
Company	291.1	531.0	(239.9)	(45.2)%
Rental	122.9	126.0	(3.1)	(2.5)%
Financing	14.5	19.7	(5.2)	(26.5)%
Total revenue	$849.9	$1,075.2	$(225.3)	(24.6)%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above
Revenues decreased to $849.9 million in 2012 from $1.1 billion in 2011. The decline was primarily due to the net effect of refranchising 286 company-operated Applebee's restaurants in 2012 and 2011, and a 1.6% decrease in IHOP domestic system-wide same-restaurant sales, partially offset by a 2.7% increase in IHOP effective franchise restaurants and a 1.2% increase in Applebee's domestic system-wide same-restaurant sales.

SEGMENT PROFIT (LOSS)

	Year ended December 31,		Favorable (Unfavorable) Variance

	2012	2011	$	%(1)
	(In millions, except percentages)
Franchise operations	$311.5	$293.5	$18.0	6.1%
Company restaurant operations	41.8	72.6	(30.8)	(42.3)%
Rental operations	25.7	27.8	(2.1)	(7.6)%
Financing operations	12.9	13.7	(0.8)	(6.4)%
Total	$391.9	$407.6	$(15.7)	(3.9)%
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
Because of the refranchising of 154 company-operated restaurants during 2012 and 132 restaurants during 2011, company restaurant sales decreased $239.9 million. On an effective (weighted days operated) basis, Applebee's operated 123 restaurants during 2012 as compared with 240 restaurants during 2011. Applebee's company restaurant sales declined $240.0 million, primarily due to the refranchising as well as a 1.0% decrease in same-restaurant sales at the remaining 23 company-operated restaurants. Over the course of 2012, company same-restaurant sales increased 0.6% at all restaurants, including those operated prior to the completion of refranchising. This increase in same-restaurant sales was driven mainly by an increase in average guest check partially offset by a decline in guest traffic.
Because of the refranchising of company-operated restaurants, company restaurant expenses declined $209.1 million. Applebee's company restaurant expenses declined $213.7 million. The overall operating margin for Applebee's company restaurant operations increased to 16.3% for 2012 from 14.5% for the same period of last year, as shown below:

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
____________________________________________________________

(1)	Percentages are calculated on actual amounts, not the rounded amounts presented above

Financing operations relate primarily to IHOP franchise restaurants that were developed under the Previous Business Model described under "Item 1. - Business - Restaurant Concepts - IHOP - Franchising." Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment.

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

_____________________________________________________
(1) For a description of the respective instruments, refer to Note 7 of the Notes to Consolidated Financial Statements.
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
In October 2010, we entered into a credit agreement with a group of lenders and financial institutions (the "Credit Agreement") that established a senior secured credit facility (the “Credit Facility”) consisting of a $900 million term facility (the “Term Facility”) maturing in October 2017 and a $50 million senior secured revolving credit facility (the “Revolving Facility”) maturing in October 2015. The Credit Agreement also provides for an uncommitted incremental facility that permits us, subject to certain conditions, to increase the Credit Facility by up to $250 million, provided that the aggregate amount of the commitments under the Revolving Facility may not exceed $150 million.
The original interest rates provided for in the Credit Agreement were as follows: Loans made under the Term Facility (“Term Loans”) and the Revolving Facility (“Revolving Loans”) bore interest, at our option, at an annual rate equal to (i) a LIBOR-based rate (which was subject to a floor of 1.50%) plus a margin of 4.50% or (ii) the base rate (the “Base Rate”) (which was subject to a floor of 2.50%), which was equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and

(c) the one-month LIBOR rate (which was subject to a floor of 1.50%) plus 1.00%, plus a margin of 3.50%. The margin for the Revolving Facility was subject to debt leverage-based step-downs. There was a commitment fee for the unused portion of the Revolving Facility of 0.75%. LIBOR rates did not exceed the interest rate floor under the Credit Agreement; accordingly, the interest rate on our LIBOR-based Term Loan borrowings under the Credit Agreement was 6.00% until February 2011.
Credit Agreement Amendments
In February 2011, we entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Pursuant to Amendment No. 1, the interest rate margin applicable to LIBOR-based Term Loans was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for Term Loans were reduced from 1.50% to 1.25% for LIBOR-based loans and from 2.50% to 2.25% for Base Rate-denominated loans. Amendment No. 1 did not change the interest rates on Revolving Loans, but it did increase the available lender commitments under the Revolving Facility from $50 million to $75 million. Amendment No. 1 also modified certain restrictive covenants of the Credit Agreement, including those relating to repurchases of other debt securities, permitted acquisitions and payments on equity. LIBOR rates did not exceed the revised interest rate floor under Amendment No. 1; accordingly, the interest rate on our LIBOR-based Term Loan borrowings under Amendment No. 1 was 4.25% until February 2013.
In February, 2013, we entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement. Pursuant to Amendment No. 2, the interest rate margin for Term Loans was reduced from 2.00% to 1.75% for Base Rate-denominated loans and from 3.00% to 2.75% for LIBOR-based loans. The interest rate margin for loans under the Revolving Facility (“Revolving Loans”) was reduced from 3.50% to 1.75% for Base Rate-denominated loans and from 4.50% to 2.75% for LIBOR-based loans. The interest rate floors used to determine the Base Rate and LIBOR reference rates for Term Loans were reduced from 2.25% to 2.00% for Base Rate-denominated Term Loans and from 1.25% to 1.00% for LIBOR-based Term Loans. The interest rate floors for Revolving Loans were eliminated. The commitment fee for the unused portion of the Revolving Facility was reduced from 0.75% to 0.50% and, if our consolidated leverage ratio is lower than 4.75:1, from 0.50% to 0.375%. Through December 31, 2013, LIBOR rates have not exceeded the interest rate floor set by Amendment No. 2; accordingly, the interest rate on our LIBOR-based Term Loans borrowings under Amendment No. 2 was 3.75%.
Taking into account fees and expenses associated with the Credit Agreement and subsequent amendments thereto that are amortized as additional non-cash interest expense over the seven-year life of the Credit Agreement, the weighted average effective interest rate for the Credit Facility as of December 31, 2013 was 5.0%.
In addition, Amendment No. 2 established the following consolidated leverage ratio thresholds for excess cash flow (as defined in the Credit Agreement) (“Excess Cash Flow”) prepayments: 50% if the consolidated leverage ratio is 5.75:1 or greater; 25% if the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; and 0% if the consolidated leverage ratio is less than 5.25:1. Amendment No. 2 also revised the definition of “Permitted Amount” so that it is now measured on a quarterly basis for purposes of computing the permitted amount of restricted payments, which includes payment of dividends on and repurchases of our common stock. Finally, Amendment No.2 revised the definition of Excess Cash Flow to eliminate the deduction for any extraordinary receipts or disposition proceeds. All of these provisions were retroactively applied to the calculation of Excess Cash Flow for fiscal 2012. All other material provisions, including maturity and covenants under the Credit Agreement, remain unchanged.
Concurrent with Amendment No. 2, in February 2013, we borrowed $472.0 million under the Term Facility, retiring the same amount of then-outstanding borrowings under Amendment No. 1.
Mandatory Repayments
Term Loans under Amendment No. 2 are subject to the following prepayment requirements:

•
Mandatory prepayments equal to 0.25% of the aggregate principal amount of the Term Loan borrowing ($472.0 million borrowed concurrent with Amendment No. 2) must be made on a quarterly basis (1.0% for a fiscal year); and

•
50% of Excess Cash Flow if the consolidated leverage ratio is 5.75:1 or greater; 25% if the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; and 0% if the consolidated leverage ratio is less than 5.25:1. There were no mandatory repayments of Term Loans from Excess Cash Flow required in 2013.

We may voluntarily prepay loans under both the Term Facility and the Revolving Facility without premium or penalty.
Revolving Loans
During the year ended December 31, 2013, we did not borrow from our Revolving Facility. The Revolving Facility is utilized, among other purposes, to collateralize certain letters of credit we are required to maintain. Such collateralization does not constitute a draw-down under the Revolving Facility but does reduce the amount that can be borrowed under the Revolving

Facility. Our available borrowing capacity under the Revolving Facility is reduced by outstanding letters of credit, which totaled $10.9 million at December 31, 2013.
9.5% Senior Notes due 2018

In October 2010, we issued $825.0 million aggregate principal amount of 9.5% Senior Notes due October 30, 2018 (the “Senior Notes”) pursuant to an Indenture (the “Indenture”) by and among the Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. The Senior Notes are unsecured senior obligations of the Company and are jointly and severally guaranteed on a senior unsecured basis by the Guarantors under the Credit Agreement. There are no mandatory repayments of the Senior Notes, although under certain conditions we may be required to repurchase Senior Notes with excess proceeds of assets sales or upon a change of control, as described in the Indenture under which the Senior Notes were issued. There were no such required repurchases during 2013.

Restricted Payments

The Credit Agreement contains covenants considered customary for similar types of facilities that limit certain permitted restricted payments, including those related to dividends on and repurchases of our common stock. The limitation on restricted payments under the Credit Agreement is recalculated quarterly. Such restricted payments are limited to a cumulative amount comprised of (i) a general restricted payments allowance of $35.0 million, plus (ii) 50% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is greater than 5.75:1; (iii) 75% of Excess Cash Flow for each fiscal quarter if the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; (iv) 100% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is less than 5.25:1; and (v) proceeds from the exercise of options to purchase our common stock, less any amounts paid as dividends or to repurchase our common stock. As of December 31, 2013, the permitted amount of future restricted payments under the Credit Agreement was approximately $89 million.

The Indenture under which our Senior Notes were issued also contains a limitation on restricted payments that is recalculated on an annual basis. Such restricted payments are limited to a cumulative amount comprised of (i) 50% of consolidated net income (as defined in the Indenture), plus (ii) proceeds from exercise of stock options, less (iii) restricted payments made. The permitted amount of future restricted payments under the Indenture, calculated as of December 31, 2013, was approximately $112 million.

We made restricted payments of $87.1 million during the year ended December 31, 2013, comprised of cash dividends on our common stock of $57.4 million and repurchases of common stock of $29.7 million.
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
For the trailing twelve months ended December 31, 2013, our consolidated leverage ratio was 4.8:1 and our consolidated cash interest coverage ratio was 2.5:1. Our adjusted EBITDA for the twelve months ended December 31, 2013 exceeded the amount necessary to remain in compliance with these ratios by 45% and 43%, respectively.
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
The adjusted EBITDA used in calculating the covenant ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our income before income taxes, as determined in accordance with U.S. GAAP, and adjusted EBITDA used for covenant compliance purposes is as follows:

Trailing Twelve Months Ended December 31, 2013

(In thousands)
U.S. GAAP income before income taxes	$110,617
Interest charges	116,453
Loss on extinguishment of debt	58
Depreciation and amortization	35,355
Non-cash stock-based compensation	9,364
Impairment and closure charges	1,812
Other	3,652
Gain on disposition of assets	(223)
Adjusted EBITDA	$277,088
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
Potential Refinancing of Indebtedness

Our Credit Agreement expires in October 2017 and our Senior Notes are due in October 2018. We continually review all available options to efficiently manage our debt portfolio in light of, among other things, prevailing interest rates, the current and forecast economic climate and our overall business strategy. We may seek to refinance some or all of our indebtedness prior to the expiration or repayment dates. In the event the Senior Notes are repaid prior to October 2018, we may be liable for certain make-whole payments. These make-whole payments, should they be required, will be determined in accordance with the terms of the Indenture under which the Senior Notes were issued. We estimate the make-whole payment was approximately $92.1 million at December 31, 2013. The make-whole payment will decline progressively from that amount to $36.1 million as of October 30, 2014. The make-whole payment will then decline in two step-downs, first to $18.1 million on October 30, 2015 and to zero on October 30, 2016. The progressive decline between December 2013 and October 2014 will be relatively linear, although the actual calculation includes a number of unpredictable variables, including prevailing interest rates at the specific point in time a make-whole payment, should one be required, is calculated.
Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our Revolving Facility will be adequate to meet our liquidity needs during 2014. We have not entered into hedging agreements to mitigate the effect of changes in variable interest rates charged on borrowings under the Credit Agreement.
Cash Flows
In summary, our cash flows were as follows:

	2013	2012	2011
	(In millions)
Net cash provided by operating activities	$127.8	$52.9	$121.7
Net cash provided by investing activities	7.0	165.4	101.7
Net cash used in financing activities	(93.3)	(214.5)	(265.0)
Net increase (decrease) in cash and cash equivalents	$41.5	$3.8	$(41.6)
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, profit from our rental operations and financing operations and, in years prior to 2013, operating earnings from company-operated restaurants. Franchise revenues consist of royalties, IHOP advertising fees and sales of proprietary products for IHOP, each of which fluctuates with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee's restaurants by our franchisees and by fluctuations in same-restaurant sales. Operating earnings from company-operated restaurants are impacted by many factors which include but are not limited to changes in traffic patterns, pricing activities and changes in operating expenses. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental income is impacted by fluctuations in same-restaurant sales as some operating leases include a provision for contingent rent based on retail sales and by a progressive decline in rental income as leases expire. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Financing operations revenue consists of interest income from the financing of franchise fees and equipment leases as well as periodic sales of equipment. Financing income is impacted by a progressive decline in interest revenue as the obligations financed are repaid. Financing expenses are primarily the cost of restaurant equipment.
Cash provided by operating activities increased $74.9 million for the year ended December 31, 2013 compared to the prior year. For the year ended December 31, 2013, our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, gains on asset sales, deferred taxes and stock-based compensation) increased by $41.8 million compared to 2012. The primary reasons for the increase were lower income tax payments, lower G&A and lower interest costs for the year ended December 31, 2013 compared to the same period of 2012, partially offset by the lower segment profit that resulted from the refranchising of Applebee's company-operated restaurants. Cash payments for income taxes decreased $40.7 million primarily due to significantly lower gains on asset dispositions, partially offset by lower income tax credits, primarily FICA tip and other compensation-related tax credits, that decreased due to the refranchising of Applebee's company-operated restaurants. Cash payments for interest decreased $17.1 million compared to 2012 primarily due to lower average debt balances during 2013 compared to 2012.

There also was a favorable change in net working capital. Net changes in working capital provided cash of $25.1 million for the year ended December 31, 2013 compared to $8.0 million of cash used during the year ended December 31, 2012, a favorable change of $33.1 million. Approximately half of the increase was due to differences in the timing of rent payments around the varying fiscal year ends.
Investing Activities
Net cash provided by investing activities in 2013 was primarily attributable to $14.0 million of principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $7.0 million of capital expenditures. Capital expenditures decreased from $17.0 million in 2012 due primarily to a decline in the number of company-operated restaurants. We expect capital expenditures to be approximately $10 million in fiscal 2014, approximately half of which is related to information technology projects.
The following table represents the principal receipts on various long-term receivables due from our franchisees as of December 31, 2013:

	Principal Receipts Due By Period
	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Equipment leases(1)	$7.1	$7.7	$8.0	$13.5	$8.8	$70.0	$115.1
Direct financing leases(2)	7.0	8.0	8.8	10.1	11.1	43.6	88.6
Franchise notes and other(3)	0.8	0.7	0.4	0.1	0.1	0.0	2.1
Total	$14.9	$16.4	$17.2	$23.7	$20.0	$113.6	$205.8
________________________________________________

(1)	Equipment lease receivables extend through the year 2029.

(2)	Direct financing lease receivables extend through the year 2027.

(3)	Franchise note receivables extend through the year 2020.
Financing Activities
Financing activities used net cash of $93.3 million during 2013. Cash used in financing activities primarily consisted of cash dividends on common stock totaling $57.4 million, repurchases of our common stock totaling $29.7 million, repayments of capital lease, financing obligations and long-term debt of $14.8 million, and a payment of $1.3 million for costs associated with Amendment No. 2. Cash provided by financing activities primarily consisted of a net cash inflow of $8.6 million related to equity awards and a decrease in marketing fund restricted cash of $1.2 million.
During 2013, we did not utilize our Revolving Facility.
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

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cash flows provided by operating activities	$127.8	$52.9	$121.7
Principal receipts from long-term receivables	14.0	12.2	13.1
Additions to property and equipment	(7.0)	(17.0)	(26.3)
Principal payments on capital lease and financing obligations	(10.0)	(10.8)	(13.4)
Mandatory 1% repayment of principal balance of Term Loans	(4.7)	(7.4)	(7.4)
Free cash flow	$120.1	$29.9	$87.7

This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.

Free cash flow totaled $120.1 million during the year ended December 31, 2013 compared to $29.9 million in the same period in 2012, an increase of $90.1 million. This increase was primarily due to the increase in cash provided by operating activities discussed above, as well as a decrease in capital expenditures.

At December 31, 2013, our cash and cash equivalents totaled $106.0 million, including approximately $53.2 million of cash held for gift card programs and advertising funds.

Dividends

As discussed in “Restricted Payments” above, payment of dividends is subject to limitations under both our Credit Agreement and Senior Notes. We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements, the limitations on restricted payments and other factors.

We did not pay dividends on our common stock during our fiscal years 2009 through 2012. During the year ended December 31, 2013, we declared and paid dividends on our common stock as follows:

Year ended December 31, 2013	Declaration date	Payment date	Dividend per share	Total(1)
				(In millions)
First quarter	February 26, 2013	March 29, 2013	$0.75	$14.6
Second quarter	May 14, 2013	June 28, 2013	0.75	14.4
Third quarter	August 2, 2013	September 27, 2013	0.75	14.3
Fourth quarter	October 3, 2013	December 27, 2013	0.75	14.3
Total			$3.00	$57.6
_______________________________________________________________
(1) Includes dividend equivalents paid on unvested restricted stock units

On February 25, 2014, our Board of Directors approved payment of a cash dividend of $0.75 per share of common stock, payable at the close of business on March 28, 2014 to the stockholders of record as of the close of business on March 14, 2014.

Share Repurchases

As discussed in “Restricted Payments” above, repurchases of common stock are subject to limitations under both our Credit Agreement and Senior Notes. We evaluate repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements, the limitations on restricted payments and other factors.

On February 26, 2013, our Board of Directors approved a stock repurchase authorization of up to $100 million of our common stock. During the year ended December 31, 2013, we purchased 412,022 shares of our common stock for a total of $29.7 million, an average price of $72.06 per share. We may repurchase up to an additional $70.3 million of our common stock under the outstanding Board authorization.

We do, from time to time, repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Such shares are purchased at the closing price of our common stock on the vesting date.

Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations and Commitments
The following are our significant contractual obligations and commitments as of December 31, 2013:

	Payments Due By Period
Contractual Obligations	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Debt(1)	$94.5	$189.0	$1,360.2	$—	$1,643.7
Operating leases	76.7	156.7	138.1	392.2	763.7
Capital leases(1)	24.3	50.0	41.6	76.3	192.2
Financing obligations(1)	5.7	11.9	11.3	92.3	121.2
Purchase commitments	90.9	—	—	—	90.9
Unrecognized income tax benefits(2)	0.2	—	—	2.5	2.7
Total minimum payments	292.3	407.6	1,551.2	563.3	2,814.4
Less interest	(108.1)	(212.4)	(171.9)	(64.0)	(556.4)
Total	$184.2	$195.2	$1,379.3	$499.3	$2,258.0

	Expiration By Period
Commitments	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Lease guarantees(3)	$20.6	$39.6	$36.8	$320.8	$417.8
Letters of credit(4)	10.9	—	—	—	10.9
Food purchases(5)	8.5	—	—	—	8.5
Total	$40.0	$39.6	$36.8	$320.8	$437.2
(1) Includes interest calculated on balances as of December 31, 2013 using interest rates in effect as of December 31, 2013.
(2) While up to $0.2 million is expected to be paid within one year, there is no contractual obligation to do so. For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when a cash settlement with a taxing authority will occur.
(3) This amount represents the maximum potential liability for future payment guarantees under leases that have been assigned to third-party buyers of Applebee's company-operated restaurants and expire at the end of the respective lease terms, which range from 2014 through 2048. See Note 10 of Notes to Consolidated Financial Statements.
(4) Primarily to satisfy insurance-related collateral requirements. These letters of credit expire annually, but are typically renewed in the same amount each year unless collateral requirements change.
(5) In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions.

Critical Accounting Policies and Estimates
Our significant accounting policies are comprehensively described in Note 2 of Notes to the Consolidated Financial Statements. We believe the accounting policies discussed below are particularly important to the understanding of our consolidated financial statements and require us to make significant judgments in the preparation of those consolidated financial statements. In exercising those judgments, we make estimates and assumptions that affect the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting periods covered by the financial statements. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates. Changes in estimates and judgments could significantly affect our results of operations, financial condition and cash flow in the future.
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
We record a liability in the period in which a gift card is sold. As gift cards are redeemed, this liability is reduced, with revenue recognized on redemptions at company-operated restaurants. We recognize gift card breakage income on gift cards when the assessment of the likelihood of redemption of the gift card becomes remote. This assessment is based upon Applebee's and IHOP's individual historical experience with gift card redemptions in their own program.
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
We perform a quantitative impairment test of the goodwill of the Applebee's franchise unit and the tradename of the Applebee's company and franchise units as of October 31 of each year. The goodwill of the IHOP franchise unit is assessed qualitatively as of December 31 of each year. In addition to the annual test of impairment, goodwill and indefinite life intangible assets are evaluated more frequently if we believe indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments or a significant decline in the market price of our common stock.

In the process of our annual quantitative test of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt. The first step of the quantitative impairment test compares the fair value of each of our reporting units to their carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the first step does indicate an impairment, a second step must take place. Under the second step, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted. The fair value of all reporting units is then compared to the current market value of our common stock to determine if the fair values estimated in the impairment testing process are reasonable in light of the current market value.
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
Leases
Our restaurants are located on (i) sites owned by us, (ii) sites leased by us from third parties and (iii) sites owned or leased by franchisees. For sites owned by or leased by us from third parties, we, in turn, sublease to our franchisees. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease in accordance with the provisions of U.S. GAAP governing the accounting for leases.
The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. We record rent from the possession date through restaurant open date as expense. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement. We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of its leases as either operating or capital. For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rents paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rent”) that are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above.
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
For leases that contain rent escalations, we record the total rent payable or receivable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises if applicable), and record the difference between the minimum rent paid or received and the straight-line rent as a lease obligation or receivable, respectively. Certain leases contain provisions that require additional rental payments or receipts based upon restaurant sales volume ("contingent rent"). Contingent rentals are accrued each period as the liabilities are incurred or receivables are earned, in addition to the straight-line rent expense or revenue, respectively, noted above.
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
FASB ASC Topic 740-10 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statement when it is more likely than not (i.e. a likelihood of more than 50 percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other - Testing Goodwill for Impairment ("ASU 2011-08"). The amendments in ASU No. 2011-08 are intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We adopted ASU 2011-08 as of January 1, 2012. The adoption of ASU 2011-08 did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 require an entity to measure obligations resulting from joint and several liability arrangements as the amount the entity agreed to pay on the basis of the arrangement among its co-obligors plus the amount an entity expects to pay on behalf of co-obligors. ASU 2013-04 also requires an entity to disclose the nature, amount and other information about each obligation or group of similar obligations. The adoption of ASU 2013-04 as of January 1, 2014, is not anticipated to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. ASU 2013-11 may be applied on a retrospective basis, and early adoption is permitted. The adoption of ASU 2013-11 as of January 1, 2014, is not anticipated to have a material impact on our consolidated financial statements.

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
At December 31, 2013, we had $467.2 million of variable rate debt (the Term Loan under our Credit Agreement). If the interest rate on the Term Loan were to increase by 1% per annum, annual interest expense would increase by approximately $4.7 million based on the outstanding Term Loan balance at December 31, 2013. A decrease in interest rates from

December 31, 2013 rates would have no impact on interest expense as the current interest rate is below the floor rate as defined in the Credit Agreement.
Investments in instruments earning a fixed rate of interest carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments. As of December 31, 2013, our long-term investments are comprised primarily of certificates of deposit, mutual funds invested in auction rate securities and one auction rate security; these investments are included in restricted assets related to the captive insurance subsidiary. We have classified these investments as available-for-sale. Due to the short time period between reset dates of the interest rates, there are no unrealized gains or losses associated with the interest rate related to the auction rate securities. The one auction rate security has a contractual maturity of December 2030. Based on our cash and cash equivalents, restricted cash and long-term restricted investment holdings as of 2013, a 1% increase in interest rates would increase our annual interest income by approximately $0.2 million. A 1% decline in interest rates would decrease our annual interest income by less than $0.2 million as the majority of our cash and cash equivalents, restricted cash and long-term investment holdings are currently yielding less than 1%.
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
The Company and owners of Applebee's and IHOP franchise restaurants are members of CSCS, a Co-op that manages procurement activities for the Applebee's and IHOP restaurants that belong to the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2013, 100% of Applebee's franchise restaurants and 99% of IHOP franchise restaurants are members of CSCS. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the Applebee's and IHOP systems as a whole. None of these food product guarantees is a derivative instrument. At December 31, 2013, our outstanding guarantees for food product purchases were $8.5 million.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of DineEquity, Inc. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of DineEquity, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DineEquity, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DineEquity, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 26, 2014

DineEquity, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$106,011	$64,537
Receivables, net	144,137	128,610
Prepaid gift cards	49,223	50,242
Prepaid income taxes	4,708	16,080
Deferred income taxes	23,853	21,772
Other current assets	3,650	13,214
Total current assets	331,582	294,455
Long-term receivables	197,153	212,269
Property and equipment, net	274,295	294,375
Goodwill	697,470	697,470
Other intangible assets, net	794,057	806,093
Other assets, net	110,085	110,738
Total assets	$2,404,642	$2,415,400
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$4,720	$7,420
Accounts payable	40,050	30,751
Gift card liability	171,955	161,689
Accrued employee compensation and benefits	24,956	22,435
Accrued interest payable	13,575	13,236
Current maturities of capital lease and financing obligations	12,247	10,878
Other accrued expenses	16,770	21,351
Total current liabilities	284,273	267,760
Long-term debt, less current maturities	1,203,517	1,202,063
Capital lease obligations, less current maturities	111,707	124,375
Financing obligations, less current maturities	48,843	52,049
Deferred income taxes	341,578	362,171
Other liabilities	99,545	98,177
Total liabilities	2,089,463	2,106,595
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2013 - 25,299,315 issued, 19,040,890 outstanding; 2012 - 25,362,946 issued, 19,197,899 outstanding	253	254
Additional paid-in-capital	274,202	264,342
Retained earnings	336,578	322,045
Accumulated other comprehensive loss	(164)	(152)
Treasury stock, at cost; shares: 2013 - 6,258,425; 2012 - 6,165,047	(295,690)	(277,684)
Total stockholders' equity	315,179	308,805
Total liabilities and stockholders' equity	$2,404,642	$2,415,400

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Segment Revenues:
Franchise and restaurant revenues	$502,586	$712,580	$929,523
Rental revenues	124,769	122,859	125,960
Financing revenues	13,112	14,489	19,715
Total segment revenues	640,467	849,928	1,075,198
Segment Expenses:
Franchise and restaurant expenses	173,232	359,196	563,449
Rental expenses	97,298	97,165	98,147
Financing expenses	245	1,623	5,973
Total segment expenses	270,775	457,984	667,569
Gross segment profit	369,692	391,944	407,629
General and administrative expenses	143,586	163,215	155,822
Interest expense	100,264	114,338	132,707
Amortization of intangible assets	12,282	12,293	12,300
Closure and impairment charges	1,812	4,218	29,865
Loss on extinguishment of debt	58	5,554	11,159
Debt modification costs	1,296	—	4,031
Gain on disposition of assets	(223)	(102,597)	(43,253)
Income before income taxes	110,617	194,923	104,998
Income tax provision	(38,580)	(67,249)	(29,806)
Net income	72,037	127,674	75,192
Other comprehensive income (loss), net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	140	—
Foreign currency translation adjustment	(12)	2	(12)
Total comprehensive income	$72,025	$127,816	$75,180
Net income available to common stockholders:
Net income	$72,037	$127,674	$75,192
Less: Net income allocated to unvested participating restricted stock	(1,200)	(2,718)	(1,886)
Less: Accretion of Series B preferred stock	—	(2,498)	(2,573)
Net income available to common stockholders	$70,837	$122,458	$70,733
Net income available to common stockholders per share:
Basic	$3.75	$6.81	$3.96
Diluted	$3.70	$6.63	$3.89
Weighted average shares outstanding:
Basic	18,871	17,992	17,846
Diluted	19,141	18,877	18,185

Dividends declared per common share	$3.00	$—	$—
Dividends paid per common share	$3.00	$—	$—
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands, except share amounts)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Series B Amount	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance, December 31, 2010	35,000	$42,055	18,183,083	$243	$192,214	$124,250	$(282)	6,199,908	$(274,901)	$83,579
Net income	—	—	—	—	—	75,192	—	—	—	75,192
Other comprehensive loss	—	—	—	—	—	—	(12)	—	—	(12)
Purchase of DineEquity common stock	—	—	(534,101)	—	—	—	—	534,101	(21,170)	(21,170)
Reissuance of treasury stock	—	—	135,230	—	—	—	—	(135,230)	4,298	4,298
Net issuance of shares pursuant to stock plans	—	—	366,055	4	2,423	—	—	—	—	2,427
Repurchase of restricted shares	—	—	(91,798)	—	(5,080)	—	—	—	—	(5,080)
Stock-based compensation	—	—	—	—	9,492	—	—	—	—	9,492
Tax benefit from stock options exercised	—	—	—	—	6,494	—	—	—	—	6,494
Conversion of Series B preferred stock	(100)	(120)	1,737	—	120	—	—	—	—	—
Accretion of Series B preferred stock	—	2,573	—	—	—	(2,573)	—	—	—	—
Balance, December 31, 2011	34,900	44,508	18,060,206	247	205,663	196,869	(294)	6,598,779	(291,773)	155,220
Net income	—	—	—	—	—	127,674	—	—	—	127,674
Other comprehensive income	—	—	—	—	—	—	142	—	—	142
Reissuance of treasury stock	—	—	433,732	—	(6,636)	—	—	(433,732)	14,089	7,453
Net issuance of shares pursuant to stock plans	—	—	59,622	—	1,800	—	—	—	—	1,800
Repurchase of restricted shares	—	—	(34,829)	—	(1,740)	—	—	—	—	(1,740)
Stock-based compensation	—	—	—	—	11,442	—	—	—	—	11,442
Tax benefit from stock-based compensation	—	—	—	—	6,814	—	—	—	—	6,814
Conversion of Series B preferred stock	(34,900)	(47,006)	679,168	7	46,999	—	—	—	—	—
Accretion of Series B preferred stock	—	2,498	—	—	—	(2,498)	—	—	—	—
Balance, December 31, 2012	—	—	19,197,899	254	264,342	322,045	(152)	6,165,047	(277,684)	308,805
Net income	—	—	—	—	—	72,037	—	—	—	72,037
Other comprehensive loss	—	—	—	—	—	—	(12)	—	—	(12)
Purchase of DineEquity common stock	—	—	(412,022)	—	—	—	—	412,022	(29,698)	(29,698)
Reissuance of treasury stock	—	—	318,644	—	(2,612)	—	—	(318,644)	11,692	9,080
Net issuance of shares pursuant to stock plans	—	—	(17,659)	(1)	—	—	—	—	—	(1)
Repurchase of restricted shares	—	—	(45,972)	—	(3,324)	—	—	—	—	(3,324)
Stock-based compensation	—	—	—	—	9,364	—	—	—	—	9,364
Tax benefit from stock-based compensation	—	—	—	—	3,690	—	—	—	—	3,690
Dividends on common stock	—	—	—	—	139	(57,504)	—	—	—	(57,365)
Conversion of liability award to equity award	—	—	—	—	2,603	—	—	—	—	2,603
Balance, December 31, 2013	—	$—	19,040,890	$253	$274,202	$336,578	$(164)	6,258,425	$(295,690)	$315,179
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$72,037	$127,674	$75,192
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	35,355	39,538	50,220
Non-cash interest expense	6,246	5,985	6,160
Loss on extinguishment of debt	58	5,554	11,159
Closure and impairment charges	2,195	3,931	8,448
Deferred income taxes	(22,674)	(22,832)	11,835
Non-cash stock-based compensation expense	9,364	11,442	9,492
Tax benefit from stock-based compensation	3,690	6,814	6,494
Excess tax benefit from stock options exercised	(2,858)	(5,669)	(5,443)
Gain on disposition of assets	(223)	(102,597)	(43,253)
Other	(492)	(8,991)	(1,765)
Changes in operating assets and liabilities:
Receivables	(15,226)	(11,629)	(16,722)
Current income tax receivables and payables	6,143	1,272	20,479
Other current assets	9,334	(9,119)	(5,354)
Accounts payable	8,532	1,778	(3,533)
Accrued employee compensation and benefits	2,521	(3,756)	(6,656)
Gift card liability	10,266	14,735	21,983
Other accrued expenses	3,547	(1,251)	(17,050)
Cash flows provided by operating activities	127,815	52,879	121,686
Cash flows from investing activities
Additions to property and equipment	(7,037)	(16,952)	(26,332)
Proceeds from sale of property and equipment and assets held for sale	—	168,881	115,642
Principal receipts from notes, equipment contracts and other long-term receivables	13,982	12,250	13,122
Other	58	1,238	(753)
Cash flows provided by investing activities	7,003	165,417	101,679
Cash flows from financing activities
Borrowings under revolving credit facilities	—	50,000	40,000
Repayments under revolving credit facilities	—	(50,000)	(40,000)
Repayment of long-term debt (including premiums)	(4,800)	(216,037)	(225,681)
Principal payments on capital lease and financing obligations	(9,968)	(10,849)	(13,391)
Payment of debt modification/issuance costs	(1,296)	—	(12,295)
Dividends paid on common stock	(57,445)	—	—
Repurchase of DineEquity common stock	(29,698)	—	(21,170)
Repurchase of restricted stock	(3,324)	(1,740)	(5,080)
Proceeds from stock options exercised	9,080	9,254	6,725
Excess tax benefit from stock options exercised	2,858	5,669	5,443
Change in restricted cash	1,249	(747)	466
Cash flows used in financing activities	(93,344)	(214,450)	(264,983)
Net change in cash and cash equivalents	41,474	3,846	(41,618)
Cash and cash equivalents at beginning of year	64,537	60,691	102,309
Cash and cash equivalents at end of year	$106,011	$64,537	$60,691
Supplemental disclosures
Interest paid	$106,784	$123,926	$148,982
Income taxes paid	$50,702	$91,354	$24,139
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. The Company
The first International House of Pancakes® (“IHOP®”) restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company's predecessor began developing and franchising additional restaurants. The Company was incorporated as IHOP Corp. under the laws of the State of Delaware in 1976. In November 2007, the Company acquired Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. (“DineEquity”). The Company owns, franchises and operates two restaurant concepts: Applebee's Neighborhood Grill and Bar® (“Applebee's®”), in the bar and grill segment within the casual dining category of the restaurant industry, and IHOP in the family dining category of the restaurant industry.
As of December 31, 2013, there was a total of 1,620 IHOP restaurants, of which 1,439 were subject to franchise agreements, 168 were subject to area license agreements and 13 were company-operated restaurants. IHOP restaurants were located in all 50 states of the United States, the District of Columbia, two United States territories and eight countries outside of the United States. As of December 31, 2013, there were a total of 2,011 Applebee's restaurants, of which 1,988 were subject to franchise agreements and 23 were company-operated restaurants. Applebee's restaurants were located in 49 states of the United States, one United States territory and 15 countries outside of the United States.
References herein to Applebee's and IHOP restaurants are to these restaurant concepts, whether operated by franchisees, area licensees or the Company. Retail sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

2. Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of DineEquity, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. For convenience, the Company refers to all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The 2013, 2012 and 2011 fiscal years presented herein ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively, and each contained 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, and the valuation of goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Concentration of Credit Risk
The Company's cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are creditworthy. The Company does not believe that it is exposed to any significant credit risk on cash and cash equivalents. At times, cash and cash equivalent balances may be in excess of FDIC insurance limits.
Accounts receivable are derived from revenues earned from franchisees and area licensees located primarily in the United States. Financing receivables arise from the financing of restaurant equipment, leases or franchise fees by IHOP franchisees. The Company is subject to a concentration of credit risk with respect to receivables from franchisees that own a large number of Applebee's or IHOP restaurants. As of December 31, 2013, there were 15 franchisees that owned 57 or more restaurants each (11 Applebee's franchisees and four IHOP franchisees). These franchisees operated 1,659 Applebee's and IHOP restaurants in

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

the United States, which comprised 49% of the total Applebee's and IHOP franchise and area license restaurants in the United States. Receivables from these franchisees totaled $59.9 million at December 31, 2013.
The Company maintains an allowance for credit losses based upon historical experience while taking into account current economic conditions.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost which approximates market value. Cash held related to IHOP advertising funds and the Company's gift card programs are classified as unrestricted cash as there are no legal restrictions on the use of these funds. Total cash balances related to the IHOP advertising funds and the Company's gift card programs were $53.2 million and $41.7 million as of December 31, 2013 and 2012, respectively.
Restricted Assets
Restricted Cash
The Company receives funds from Applebee's franchisees pursuant to franchise agreements, usage of which is restricted to advertising activities. Restricted cash balances as of December 31, 2013 and 2012 totaled $0.7 million and $1.9 million, respectively. These balances were included as other current assets in the consolidated balance sheet.
Other Restricted Assets
At December 31, 2013 and 2012, restricted assets related to a captive insurance subsidiary totaled $1.9 million and $2.0 million, respectively, and were included in other assets in the consolidated balance sheets. The captive insurance subsidiary, which has not underwritten coverage since January 2006, was formed to provide insurance coverage to Applebee's and its franchisees. These restricted assets are primarily investments, use of which is restricted to the payment of insurance claims for incidents that occurred during the period the insurance coverage had been provided.
Investments
The Company's investments comprise certificates of deposit, money market funds and an auction rate security that are the restricted assets related to the captive insurance subsidiary. The Company has classified all investments as available-for-sale with any unrealized gain or loss included in Accumulated Other Comprehensive Loss. The contractual maturity of the auction rate security is 2030.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Properties under capital leases are stated at the present value of the minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or remaining useful lives. Leasehold improvements and properties under capital leases are amortized on a straight-line basis over their estimated useful lives or the lease term, if less. The Company has capitalized certain costs incurred in connection with the development of internal-use software which are included in equipment and fixtures and amortized over the expected useful life of the asset. The general ranges of depreciable and amortizable lives are as follows:

Category	Depreciable Life
Buildings and improvements	25 - 40 years
Leaseholds and improvements	Shorter of primary lease term or between three to 40 years
Equipment and fixtures	Two to 10 years
Properties under capital leases	Primary lease term or remaining primary lease term
Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets in accordance with U.S. GAAP. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. The Company considers factors such as the number of years a restaurant has been in operation, sales trends, cash flow trends, remaining lease life and other factors which apply on a case-by-case basis. The analysis is performed at the individual restaurant level for indicators of permanent impairment.

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
On a regular (at a minimum, semi-annual) basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. See Note 12, Closure and Impairment Charges.
Goodwill and Intangible Assets
Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets resulting from the acquisition are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received. The Company's identifiable intangible assets are comprised primarily of the Applebee's tradename and Applebee's franchise agreements. Identifiable intangible assets with finite lives (franchise agreements, recipes and menus) are amortized over the period of estimated benefit using the straight-line method and estimated useful lives. Goodwill and intangible assets considered to have an indefinite life (primarily the Applebee's tradename) are not subject to amortization. The determination of indefinite life is subject to reassessment if changes in facts and circumstances indicate the period of benefit has become finite.
Goodwill has been allocated to three reporting units, the Applebee's company-operated restaurants unit (“Applebee's company unit”), the Applebee's franchised restaurants unit (“Applebee's franchise unit”) and the IHOP franchised restaurants unit (“IHOP franchise unit”), in accordance with U.S. GAAP. The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and was allocated between the two Applebee's units. The goodwill allocated to the Applebee's company unit was fully impaired in 2008.
The Company performs a quantitative test for impairment of the goodwill of the Applebee's franchise unit and the tradename of the Applebee's company and franchise units as of October 31 of each year. The goodwill of the IHOP franchise unit is assessed qualitatively as of December 31 of each year. In addition to the annual test of impairment, goodwill and indefinite life intangible assets are evaluated more frequently if the Company believes indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments or a significant decline in the market price of the Company's common stock.
In the process of the annual quantitative test of goodwill, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, capital expenditures and changes in working capital, along with an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt. The first step of the quantitative impairment test compares the fair value of each of our reporting units to their carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the first step does indicate impairment, a second step must take place. Under the second step, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted. The fair value of all reporting units is then compared to the current market value of the Company's common stock to determine if the fair values estimated in the impairment testing process are reasonable in light of the current market value.

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
There were no impairments of goodwill or intangible assets recorded in 2013, 2012 or 2011.
Revenue Recognition
The Company's revenues are recorded in four categories: franchise operations, company restaurant operations, rental operations and financing operations.
Franchise operations revenue consists primarily of royalty revenues, sales of proprietary IHOP products, IHOP advertising fees and the portion of the franchise fees allocated to the Company's intellectual property. Company restaurant sales are retail sales at company-operated restaurants. Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Financing operations revenue consists primarily of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants.
Revenues from franchised and area licensed restaurants include royalties, continuing rent and service fees and initial franchise fees. Royalties are recognized in the period in which the sales are reported to have been earned, which occurs at the franchisees' point of sale. Continuing rent and fees are recognized in the period earned. Initial franchise fees are recognized upon the opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise agreement. Fees from development agreements are deferred and recorded into income as restaurants under the development agreement are opened.
Sales by company-operated restaurants are recognized when food and beverage items are sold. Company restaurant sales are reported net of sales taxes collected from guests that are remitted to the appropriate taxing authorities.
The Company records a liability in the period in which a gift card is sold. As gift cards are redeemed, this liability is reduced, with revenue recognized only on redemptions at company-operated restaurants. The Company recognizes gift card breakage income on gift cards issued when the assessment of the likelihood of redemption of the gift card becomes remote. This assessment is based upon Applebee's and IHOP's historical experience with gift card redemptions for their respective gift card program. The Company recorded gift card breakage revenue of $0.2 million, $1.3 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The progressive decline is due to the decrease in the number of Applebee's company-operated restaurants.
Allowance for Credit Losses
The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in existing receivables; however, changes in circumstances relating to receivables may result in additional allowances in the future. The Company determines the allowance based on historical experience, current payment patterns, future obligations and the Company's assessment of the franchisee's or area licensee's ability to pay outstanding balances. The primary indicator of credit quality is delinquency, which is considered to be a receivable balance greater than 90 days past due. The Company continually reviews the allowance for doubtful accounts. Past due balances and future obligations are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.
Leases
The Company is the lessor or sub-lessor of the properties on which 723 IHOP restaurants and one Applebee's restaurant are located. The restaurants are subleased to franchisees or, in a few instances, are operated by the Company. The Company's IHOP leases generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options at the Company's option. In addition, the Company leases a majority of its Applebee's company-operated restaurants. The Applebee's company-operated leases generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income, respectively. Rental expense and rental income for these operating leases are recognized on the straight-line basis over the original terms of the leases. Any difference between straight-line rent expense or income and actual amounts paid or received represents deferred rent and is included in the consolidated balance sheets as other assets or other liabilities, as appropriate. There was $91.4 million and $89.7

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

million, respectively, of deferred rent receivable included in other assets and $76.8 million and $76.6 million, respectively, of deferred rent payable included in other liabilities at December 31, 2013 and 2012.
The rental payments or receipts on those property leases that meet the capital lease criteria result in the recognition of interest expense or interest income and a reduction of capital lease obligation or financing lease receivable, respectively. Capital lease obligations are amortized based on the Company's incremental borrowing rate and direct financing leases are amortized using the implicit interest rate.
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
Advertising
Franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue as the fees are earned and become receivables from the franchisee in accordance with U.S. GAAP governing the accounting for franchise fee revenue. In accordance with U.S. GAAP governing advertising costs, related advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Due to different contractual terms in Applebee's marketing agreements, franchise fees designated for Applebee's national advertising fund and local advertising cooperatives constitute agency transactions and are not recognized as revenues and expenses. In both cases, the advertising fees are recorded as a liability against which specific costs are charged. Advertising fees included in IHOP franchise revenue and expense for the years ended December 31, 2013, 2012 and 2011 were $79.5 million, $76.4 million and $75.5 million, respectively.
Advertising expense reflected in the consolidated statements of comprehensive income includes local marketing advertising costs incurred by company-operated restaurants, contributions to the national advertising fund made by Applebee's and IHOP company-operated restaurants and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising are expensed either as incurred or the first time the advertising takes place. Advertising expense included in company restaurant operations for the years ended December 31, 2013, 2012 and 2011 was $2.9 million, $13.1 million and $23.3 million, respectively. The progressive decline is due to the decrease in the number of Applebee's company-operated restaurants.
Fair Value Measurements
The Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in U.S. GAAP. As necessary, the Company measures its financial assets and liabilities using inputs from the following three levels of the fair value hierarchy:

•	Level 1 inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.

•	Level 3 inputs are unobservable and reflect the Company's own assumptions.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company does not have a material amount of financial assets or liabilities that are required under U.S. GAAP to be measured at fair value on either a recurring or non-recurring basis. None of the Company's non-financial assets or non-financial liabilities is required to be measured at fair value on a recurring basis. The Company has not elected to use fair value measurement, as provided under U.S. GAAP, for any assets or liabilities for which fair value measurement is not presently required.
The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate their carrying amounts due to their short duration.
The fair values of non-current financial instruments, determined based on Level 2 inputs, are shown in the following table:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, less current maturities	$1,203.5	$1,306.2	$1,202.1	$1,334.2
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
The grant date fair value of restricted stock and stock-settled restricted stock units is determined based on the Company's stock price on the grant date. The Company estimates the grant date fair value of stock option awards using the Black-Scholes option pricing model, which considers, among other factors, a risk-free interest rate, the expected life of the award and the historical volatility of the Company's stock price. Cash-settled awards are classified as liabilities with the liability and compensation expense related to cash-settled awards adjusted to fair value at each balance sheet date.
Net Income (Loss) Per Share
Net income (loss) per share is calculated using the two-step method prescribed in U.S. GAAP. Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares and potential shares of common stock outstanding during the period if their effect is dilutive. The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share calculation. Potentially dilutive common shares include the assumed exercise of stock options, assumed vesting of restricted stock and, during fiscal years in which Series B Preferred Stock was outstanding, assumed conversion of Series B Preferred Stock using the if-converted method.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Other Comprehensive Income (Loss)
For the years ended December 31, 2013, 2012 and 2011, the income tax benefit or provision allocated to items of other comprehensive income was not significant.
Treasury Stock
The Company may from time to time utilize treasury stock when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out method.
Business Segments
The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. These reporting segments are as follows: franchise operations, company restaurant operations, rental operations and financing operations. Within the franchise and company restaurant segments, the Company operates two different restaurant concepts, Applebee's and IHOP. Applebee's has no material rental or financing operations.
Franchise Segment
As of December 31, 2013, the franchise operations segment consisted of 1,988 restaurants operated by Applebee's franchisees in the United States, one United States territory and 15 countries outside of the United States and 1,607 restaurants operated by IHOP franchisees and area licensees in the United States, two United States territories and eight countries outside of the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products (primarily IHOP pancake and waffle dry-mixes) and the portion of the franchise fees allocated to IHOP and Applebee's intellectual property. Additionally, franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, due to different contractual terms in Applebee's marketing agreements, Applebee's national advertising fund activity constitutes agency transactions and therefore is not recognized as franchise revenue and expense.
Franchise operations expenses include IHOP advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.
Company Segment
As of December 31, 2013, the company restaurant operations segment consisted of 23 Applebee's company-operated restaurants, 10 IHOP company-operated restaurants and three IHOP restaurants reacquired from franchisees and operated by the Company on a temporary basis until refranchised. All company-operated restaurants are located in the United States.
Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Rental Segment
Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense of capital leases on franchisee-operated restaurants. The rental operations revenue and expenses are primarily generated by IHOP. Applebee's has an insignificant amount of rental activity related to one property that was retained after refranchising a company-operated restaurant.
Financing Segment
Financing operations revenue primarily consists of interest income from the financing of IHOP franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are the cost of restaurant equipment.
 Recently Adopted Accounting Standards

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

 New Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 require an entity to measure obligations resulting from joint and several liability arrangements as the amount the entity agreed to pay on the basis of the arrangement among its co-obligors plus the amount an entity expects to pay on behalf of co-obligors. ASU 2013-04 also requires an entity to disclose the nature, amount and other information about each obligation or group of similar obligations. The Company will adopt ASU 2013-04 effective January 1, 2014, and does not anticipate the adoption will have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. ASU 2013-11 may be applied on a retrospective basis, and early adoption is permitted. The Company will adopt ASU 2013-11 effective January 1, 2014, and does not anticipate the adoption will have a material impact on its consolidated financial statements.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements as a result of future adoption.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3. Receivables

	2013	2012
	(In millions)
Accounts receivable	$59.3	$67.4
Gift card receivables	68.3	44.6
Notes receivable	1.2	2.2
Financing receivables:
Equipment leases receivable	115.1	122.4
Direct financing leases receivable	88.6	95.1
Franchise fee notes receivable	1.7	2.7
Other	10.6	9.2
	344.8	343.6
Less: allowance for doubtful accounts	(3.5)	(2.7)
	341.3	340.9
Less: current portion	(144.1)	(128.6)
Long-term receivables	$197.2	$212.3
Accounts receivable primarily includes receivables due from franchisees and distributors. Gift card receivables consist primarily of amounts due from third-party vendors. Interest is not charged on gift card receivables.
Financing receivables primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant then franchised the restaurant to a franchisee. IHOP provided the financing for the franchise fee, leasing of the equipment and the leasing or subleasing of the site. Equipment lease contracts are due in equal weekly installments, primarily bear interest averaging 9.8% per annum at December 31, 2013 and 2012 and are collateralized by the equipment. The term of an equipment lease contract coincides with the term of the corresponding restaurant building lease. The IHOP franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 6.6% and 6.8% per annum at December 31, 2013 and 2012, respectively, and are collateralized by the franchise. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.
The primary indicator of the credit quality of financing receivables is delinquency. As of December 31, 2013 and 2012, approximately $0.4 million of financing receivables were delinquent more than 90 days.
The following table summarizes the activity in the allowance for doubtful accounts:

Allowance for Doubtful Accounts	(In millions)
Balance at December 31, 2010	$6.2
Provision	0.4
Charge-offs	(3.1)
Recoveries	0.1
Balance at December 31, 2011	3.6
Provision	0.5
Charge-offs	(1.9)
Recoveries	0.5
Balance at December 31, 2012	2.7
Provision	1.5
Charge-offs	(0.7)
Balance at December 31, 2013	$3.5

As of December 31, 2013 and 2012, approximately $0.3 million and $0.5 million, respectively, of the allowance for doubtful accounts related to financing receivables.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Property and Equipment
Property and equipment by category is as follows:

	2013	2012
	(In millions)
Land	$63.9	$65.4
Buildings and improvements	60.1	60.1
Leaseholds and improvements	274.9	279.8
Equipment and fixtures	81.8	74.9
Construction in progress	3.6	4.7
Properties under capital lease	60.0	60.8
Property and equipment, gross	544.3	545.7
Less: accumulated depreciation and amortization	(270.0)	(251.3)
Property and equipment, net	$274.3	$294.4
The Company recorded depreciation expense on property and equipment of $23.1 million, $27.9 million and $37.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease in the amount of $34.7 million and $32.5 million at December 31, 2013 and 2012, respectively.

5. Goodwill
The significant majority of the Company's goodwill and other intangible assets arose from the November 29, 2007 acquisition of Applebee's. As of December 31, 2013 and 2012, the balance of goodwill was $697.5 million, of which $686.7 million has been allocated to the Applebee's franchise reporting unit and $10.8 million to the IHOP franchise reporting unit.
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
During the fiscal years ended 2013 and 2012, the Company made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions underlying the discounted cash flow model, and determined an interim test of goodwill was not warranted. Accordingly, the Company performed a quantitative test for impairment of goodwill of the Applebee's franchise reporting unit in the fourth quarter of 2013 and 2012. In the first step of each year's impairment test, the estimated fair value of the Applebee's franchising unit exceeded the carrying values and the Company concluded there was no impairment of goodwill. The Company performed a qualitative assessment of the goodwill of the IHOP franchise reporting unit and concluded there was no impairment of goodwill.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6. Other Intangible Assets
As of December 31, 2013 and 2012, intangible assets were as follows:

	Not Subject to Amortization			Subject to Amortization
	Tradename	Liquor Licenses	Other	Franchising Rights	Recipes and Menus	Leaseholds	Total
	(In millions)
Balance, December 31, 2010	$652.4	$2.6	$0.3	$169.3	$8.9	$2.4	$835.9
Amortization expense	—	—	—	(10.0)	(2.3)	(0.6)	(12.9)
Impairment	—	—	—	—	—	—	—
Refranchising	—	(1.1)	—		—	0.3	(0.8)
Other	—	—	0.2	—	—		0.2
Balance, December 31, 2011	652.4	1.5	0.5	159.3	6.6	2.1	822.4
Amortization expense	—	—	—	(10.0)	(2.3)	(0.2)	(12.5)
Refranchising	—	(1.5)	(0.1)	(0.3)	—	(1.9)	(3.8)
Other	—	—		—	—	—	—
Balance, December 31, 2012	652.4	—	0.4	149.0	4.3	—	806.1
Amortization expense	—	—	—	(10.0)	(2.3)	—	(12.3)
Other	—	—	0.3	—	—	—	0.3
Balance, December 31, 2013	$652.4	$—	$0.7	$139.0	$2.0	$—	$794.1
Annual amortization expense for the next five fiscal years is estimated to be approximately $10.4 million per year. The weighted average life of the intangible assets subject to amortization was 19.0 years at December 31, 2013 and 2012.
Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2013 and 2012 are as follows:

	December 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$200.0	$(61.0)	$139.0	$200.0	$(51.0)	$149.0
Recipes and menus	15.7	(13.7)	2.0	15.7	(11.4)	4.3
Leaseholds/other	0.3	(0.3)	—	0.3	(0.3)	—
Total	$216.0	$(75.0)	$141.0	$216.0	$(62.7)	$153.3

7. Long-Term Debt
Long-term debt consists of the following components:

	2013	2012
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 3.75% and 4.25% as of December 31, 2013 and 2012, respectively	$467.2	$472.0
Senior Notes due October 2018, at a fixed rate of 9.5%	760.8	760.8
Discount	(19.8)	(23.3)
Total debt	1,208.2	1,209.5
Less: current maturities	(4.7)	(7.4)
Long-term debt	$1,203.5	$1,202.1
Senior Secured Credit Facility
On October 8, 2010, the Company entered into a Credit Agreement, by and among the Company, a group of lenders and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement established a senior secured credit facility (the “Credit Facility”) that consisted of a $900.0 million senior secured term loan facility maturing in October 2017 (the “Term Facility”) and a $50.0 million senior secured revolving credit facility maturing in October 2015 (the “Revolving Facility”). The Revolving Facility originally provided for borrowings up to $50.0 million, with sub-limits for the issuance of

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

letters of credit and for swing-line borrowings, and may be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures, dividends and investments. The Credit Agreement also provides for an uncommitted incremental facility that permits the Company, subject to certain conditions, to increase the Credit Facility by up to $250.0 million, provided that the aggregate amount of the commitments under the Revolving Facility may not exceed $150.0 million. See “Amendments to Credit Agreement”.
Interest Rate
Loans made under the Term Facility (“Term Loans”) and the Revolving Facility (“Revolving Loans”) bore interest, at the Company's option, at an annual rate equal to (i) a LIBOR-based rate (originally subject to a floor of 1.50%) plus a margin (originally 4.50%) or (ii) the base rate (the “Base Rate”) (originally subject to a floor of 2.50%) which will be equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the one month LIBOR rate (originally subject to a floor of 1.50%) plus 1.00%, plus a margin of 3.50%. The margin for the Revolving Facility is subject to debt leverage-based step-downs. Both the Term Facility and the Revolving Facility were subject to upfront fees of 1.00% of the principal amount thereof. See “Amendments to Credit Agreement”.
Amendments to Credit Agreement
On February 25, 2011, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Pursuant to Amendment No. 1, the interest rate margin applicable to LIBOR-based Term Loans was reduced from 4.50% to 3.00%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for Term Loans was reduced from 1.50% to 1.25% for LIBOR-based Term Loans and from 2.50% to 2.25% for Base Rate-denominated Term Loans. In addition, Amendment No. 1 increased the lender commitments under the Revolving Facility from $50.0 million to $75.0 million. Amendment No. 1 also modified certain restrictive covenants of the Credit Agreement, including those relating to repurchases of other debt securities, permitted acquisitions and payments on equity.

The Company paid $12.3 million in fees and costs related to Amendment No. 1, of which $7.4 million in fees paid to lenders was recorded as additional discount on debt and $0.8 million of costs related to the increase in the Revolving Facility was recorded as deferred financing costs. Fees paid to third parties of $4.0 million were recorded as “Debt modification costs” in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2011.
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
In addition, Amendment No. 2 established the following consolidated leverage ratio thresholds for excess cash flow prepayments: 50% if the consolidated leverage ratio is 5.75:1 or greater; 25% if the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; and 0% if the consolidated leverage ratio is less than 5.25:1.
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
Fees of $1.3 million paid to third parties in connection with Amendment No. 2 were included as “Debt modification costs” in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2013.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

Borrowings Under Senior Secured Credit Facility
Concurrent with Amendment No. 1, on February 25, 2011, the Company borrowed $742.0 million under the Term Facility, retiring the amount then outstanding of the original $900.0 million borrowed under the Credit Agreement. Concurrent with Amendment No. 2, on February 4, 2013, the Company borrowed $472.0 million under the Term Facility (the “New Term Loan”), retiring the amount then outstanding of the amount borrowed under Amendment No. 1. There was $467.2 million of the New Term Loan outstanding at December 31, 2013.
The Company did not utilize the Revolving Facility during 2013. As of December 31, 2013, there were no amounts outstanding under the Revolving Facility; however, available borrowing capacity under the Revolving Facility was reduced by $10.9 million of letters of credit outstanding as of December 31, 2013 pursuant to sub-limits of the Credit Agreement.
Guarantees
The loans made under the Credit Agreement are guaranteed by the Company's domestic wholly-owned restricted subsidiaries, other than immaterial subsidiaries (the “Guarantors”), and are secured by a perfected first priority security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors, including, without limitation, (i) substantially all personal, real and mixed property, (ii) all intercompany debt owing to the Company and the Guarantors and (iii) 100% of the equity interests held by the Company and each of the Guarantors (with customary limits for foreign subsidiaries), subject to certain customary exceptions.
Mandatory Prepayments
Term Loans under the Credit Agreement are subject to the following prepayment requirements:

•	Mandatory prepayments equal to 0.25% of the aggregate principal amount of the New Term Loan must be made on a quarterly basis (1.0% for a fiscal year); and

•
50% of excess cash flow (as defined in the Credit Agreement or amendments thereto) if the consolidated leverage ratio is 5.75:1 or greater; 25% if the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; and 0% if the consolidated leverage ratio is less than 5.25:1.

The Credit Agreement permits the Company to purchase loans under the Term Facility pursuant to customary Dutch auction provisions and subject to customary conditions and limitations.
Covenants/Restrictions
The Credit Agreement requires the Company to comply with certain financial covenants, including a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case, commencing with the fiscal quarter ending March 31, 2011. The Credit Agreement also includes certain negative covenants customary for transactions of this type, that restrict the ability of the Company and the Company's existing and future restricted subsidiaries to, among other things, modify material agreements and/or incur additional debt, incur liens, make certain investments and acquisitions, make fundamental changes, transfer and sell assets, pay dividends and make distributions, modify the nature of the Company's business, enter into agreements with shareholders and affiliates, enter into burdensome agreements, change the Company's fiscal year, make capital expenditures and prepay certain indebtedness, subject to certain customary exceptions, including carve-outs and baskets. The Company was in compliance with all financial covenants at December 31, 2013.
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
Effective Interest Rate
Taking into account fees and expenses associated with the Credit Agreement and Amendment No. 1 that will be amortized as additional non-cash interest expense over a seven-year period, the weighted average effective interest rate for the Credit Facility as of December 31, 2013 was 5.0%.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

9.5% Senior Notes due 2018
On October 19, 2010, the Company issued $825.0 million aggregate principal amount of its 9.5% Senior Notes due October 30, 2018 (the “Notes”) pursuant to an Indenture (the “Indenture”), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Notes are unsecured senior obligations of the Company and are jointly and severally guaranteed on a senior unsecured basis by the Guarantors under the Credit Agreement.
Interest/Effective Interest
The Notes bear interest at the rate of 9.5% per annum. Interest on the Notes is payable on April 30 and October 30 of each year, beginning on April 30, 2011. Taking into account fees and expenses associated with the Notes that will be amortized as additional non-cash interest expense over an eight-year period, the weighted average effective interest rate for the Notes as of December 31, 2013 was 10.9%.
Prepayment
The Company may redeem the Notes for cash in whole or in part, at any time or from time to time, on and after October 30, 2014, at specified redemption premiums, plus accrued and unpaid interest, as specified in the Indenture. In addition, prior to October 30, 2014, the Company may redeem the Notes for cash in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium, as specified in the Indenture. The make-whole payment was approximately $92.1 million at December 31, 2013. The make-whole payment will decline progressively to $36.1 million as of October 30, 2014 and remain at that amount until October 30, 2015. The make-whole payment then will decline in two step-downs, first to $18.1 million on October 30, 2015 and to zero on October 30, 2016.
In addition, prior to October 30, 2013, the Company could redeem up to 35% of the aggregate principal amount of Notes issued with the net proceeds raised in one or more equity offerings. If the Company undergoes a change of control under certain circumstances, the Company may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. If the Company sells assets under certain circumstances, the Company may be required to offer to purchase the Notes at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest.
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
Restricted Payments
The Credit Agreement contains covenants considered customary for similar types of facilities that limit certain permitted restricted payments, including those related to dividends on and repurchases of our common stock. Such restricted payments are limited to a cumulative amount comprised of (i) a general restricted payments allowance of $35.0 million, plus (ii) 50% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is greater than 5.75:1; (iii) 75% of Excess

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

Cash Flow for each fiscal quarter if the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; (iv) 100% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is less than 5.25:1; and (v) proceeds from the exercise of options to purchase our common stock, less any amounts paid as dividends or to repurchase our common stock. As of December 31, 2013 our permitted amount of future restricted payments under the Credit Agreement was approximately $89 million.

The Indenture under which our Senior Notes were issued also contains a limitation on restricted payments that is calculated on an annual basis. Such restricted payments are limited to a cumulative amount comprised of (i) 50% of consolidated net income (as defined in the Indenture), plus (ii) proceeds from exercise of stock options, less (iii) restricted payments made. The permitted amount of future restricted payments under the Indenture, calculated as of December 31, 2013, was approximately $112 million.
Deferred Financing Costs
In connection with the Credit Agreement and the issuance of the Notes, the Company recorded approximately $28.2 million of deferred financing costs. In connection with the increase to the Revolving Credit Facility the Company recorded an additional $0.8 million of deferred financing costs. These deferred financing costs are being amortized using the effective interest method over the estimated life of the related debt. Amortization of the deferred financing costs associated with the Credit Agreement and the issuance of the Notes included in interest expense for the years ended December 31, 2013, 2012 and 2011 was $2.7 million, $2.6 million and $2.7 million, respectively. Additionally, $2.3 million and $3.1 million, respectively, of deferred issuance costs were written off in connection with debt retirement for the years ended December 31, 2012 and 2011 and is reflected in the loss on extinguishment of debt in the Consolidated Statements of Comprehensive Income, with a nominal amount written off for the year ended December 31, 2013.
As of December 31, 2013 and 2012, $14.0 million and $16.8 million, respectively, of deferred financing costs was reported as Other Assets in the Consolidated Balance Sheets.
Discount on Debt
The Company recorded a discount on debt from the October 2010 Refinancing of $29.6 million. In connection with Amendment No. 1, the Company recorded an additional discount of $7.4 million. The discount on debt reflects the difference between the proceeds received from the issuance of the debt and the face amount to be repaid over the life of the debt. The discount will be amortized as additional interest expense over the weighted average estimated life of the debt under the effective interest method. For the years ended December 31, 2013, 2012, and 2011, $3.5 million, $3.4 million and $3.4 million, respectively, of the discount was amortized as additional interest expense under the effective interest method. Additionally, $2.7 million and $3.1 million, respectively, was written off in connection with debt retirement for the years ended December 31, 2012 and 2011 and is reflected in the loss on extinguishment of debt in the Consolidated Statements of Comprehensive Income, with a nominal amount written off for the year ended December 31, 2013.
Maturities of Long-term Debt
At December 31, 2013, the aggregate principal amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

(In millions)
2014	$4.7
2015	4.7
2016	4.7
2017	453.0
2018	760.8
Thereafter	—
$1,227.9

8. Financing Obligations
On May 19, 2008, the Company entered into a Purchase and Sale Agreement relating to the sale and leaseback of 181 parcels of real property (the “Sale-Leaseback Transaction”), each of which is improved with a restaurant operating as an Applebee's Neighborhood Grill and Bar (the “Properties”). On June 13, 2008, the closing date of the Sale-Leaseback Transaction, the Company entered into a Master Land and Building Lease (“Master Lease”) for the Properties. The proceeds received from the transaction were $337.2 million. The Master Lease calls for an initial term of twenty years and four, five-year options to extend the term.
The Company has an ongoing obligation related to the Properties until such time as the lease related to each of the Properties is assigned to a qualified franchisee in a transaction meeting certain parameters set forth in the Master Lease. Due to this continuing involvement, the Sale-Leaseback Transaction was recorded under the financing method in accordance with U.S. GAAP. Accordingly, the value of the land and leasehold improvements will remain on the Company's books and the leasehold improvements will continue to be depreciated over their remaining useful lives. The net proceeds received were recorded as a financing obligation. A portion of the lease payments is recorded as a decrease to the financing obligation and a portion is recognized as interest expense. In the event the lease obligation of any individual property or group of properties is assumed by a qualified franchisee, the Company's continuing involvement will cease. At that time, that portion of the transaction related to that property or group of properties is expected to be recorded as a sale in accordance with U.S. GAAP and the net book value of those properties will be removed from the Company's books, along with a ratable portion of the remaining financing obligation.
As of December 31, 2013, the Company's continuing involvement with 148 of the 181 Properties ended by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the transactions related to these properties have been recorded as a sale with property and equipment and financing obligations each reduced by approximately $264.4 million.
As of December 31, 2013, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2014	$5.7
2015(1)	6.2
2016	5.7
2017	5.2
2018	6.0
Thereafter	92.4
Total minimum lease payments	121.2
Less: interest	(72.3)
Total financing obligations	48.9
Less: current portion(2)	(0.1)
Long-term financing obligations	$48.8
____________________________________________________________________________________

(1)	Due to the varying closing date of the Company's fiscal year, 13 monthly payments will be made in fiscal 2015.

(2)	Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.

9. Leases
The Company is the lessor or sub-lessor of approximately half of all IHOP franchise restaurants. The restaurants are subleased to IHOP franchisees or in a few instances operated by the Company. These noncancelable leases and subleases consist primarily of land, buildings and improvements.
The following is the Company's net investment in direct financing lease receivables:

	December 31,
	2013	2012
	(In millions)
Total minimum rents receivable	$144.8	$163.4
Less: unearned income	(56.2)	(68.3)
Net investment in direct financing lease receivables	88.6	95.1
Less: current portion	(7.0)	(6.2)
Long-term direct financing lease receivables	$81.6	$88.9

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9. Leases (Continued)

Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2013, 2012 and 2011 was $12.7 million, $12.5 million and $13.1 million, respectively.
The following is the Company's net investment in equipment leases receivable:

	December 31,
	2013	2012
	(In millions)
Total minimum leases receivable	$184.2	$209.3
Less: unearned income	(69.1)	(86.9)
Net investment in equipment leases receivables	115.1	122.4
Less: current portion	(7.1)	(6.8)
Long-term equipment leases receivable	$108.0	$115.6

The following are minimum future lease payments on noncancelable leases as lessee at December 31, 2013:

	Capital Leases	Operating Leases
	(In millions)
2014	$24.3	$76.7
2015 (1)	26.1	82.3
2016	23.9	74.4
2017	21.2	67.0
2018	20.4	71.1
Thereafter	76.3	392.2
Total minimum lease payments	192.2	$763.7
Less: interest	(68.4)
Capital lease obligations	123.8
Less: current portion(1)	(12.1)
Long-term capital lease obligations	$111.7
____________________________________________________________
(1) Due to the varying closing date of the Company's fiscal year, 13 monthly payments will be made in fiscal 2015
(2) Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.
The asset cost and carrying amount on company-owned property leased at December 31, 2013 was $90.1 million and $66.1 million, respectively. The asset cost and carrying amount on company-owned property leased at December 31, 2012, was $90.1 million and $67.8 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9. Leases (Continued)

The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2013:

	Direct Financing Leases	Operating Leases
	(In millions)
2014	$18.1	$98.9
2015 (1)	18.3	101.1
2016	17.8	99.0
2017	17.9	99.0
2018	17.5	98.3
Thereafter	55.2	652.2
Total minimum rents receivable	$144.8	$1,148.5
________________________________________________________________________
(1) Due to the varying closing date of the Company's fiscal year, 13 monthly payments will be made in fiscal 2015
The Company has noncancelable leases, expiring at various dates through 2032, which require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2013, 2012 and 2011 was $2.8 million, $2.7 million and $2.8 million, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2013, 2012 and 2011 was $75.4 million, $78.0 million and $81.8 million, respectively.

10. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2013, the outstanding purchase commitments were $90.9 million, the majority of which related to advertising.
Lease Guarantees
In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. As of December 31, 2013 and 2012, the Company has outstanding lease guarantees or is contingently liable for approximately $417.8 million and $448.5 million, respectively. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2014 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 31, 2013.
Contingencies
In February 2013, an IHOP franchisee and its affiliated entities which owned and operated 19 restaurants located in the states of Illinois, Wisconsin and Missouri filed for bankruptcy protection. As a result of an order issued by the bankruptcy court, two of the 19 restaurants were returned to the Company in the third quarter of 2013. A non-cash charge of $0.5 million was recorded in the Consolidated Statement of Comprehensive Income against deferred rental revenue associated with the leases for those two restaurants. During the third quarter of 2013, the Company received favorable rulings from the bankruptcy court which, if upheld, would allow the transfer of the remaining 17 restaurants to another franchisee. These rulings have been appealed by the current franchisee and are presently subject to a continued stay order, pursuant to which the current franchisee is operating these restaurants only on a day-to-day basis and is continuing to make payments to the Company pursuant to the terms of the original franchise agreements. Accordingly, the Company is unable to determine the ultimate outcome of the bankruptcy proceedings at this time.

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
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2013, the Company had approximately $10.9 million of unused letters of credit outstanding. These letters expire on various dates in 2014 and are automatically renewed for an additional year if no cancellation notice is submitted.

11. Preferred Stock and Stockholders' Equity
Preferred Stock
Series B Convertible Preferred Stock
On November 29, 2007, the Company issued and sold 35,000 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $35.0 million in cash. Total issuance costs were approximately $0.8 million. All of the shares were sold to affiliates of Chilton Investment Company, LLC (collectively, “Chilton”) pursuant to a purchase agreement dated as of July 15, 2007. The shares of Series B Convertible Preferred Stock ranked (i) senior to the common stock, and any series of preferred stock specifically designated as junior to the Series B Convertible Preferred Stock, with respect to the payment of dividends and distributions, in a liquidation, dissolution or winding up, and upon any other distribution of the Company's assets; and (ii) on a parity with all other series of preferred stock, with respect to the payment of dividends and distributions, in a liquidation, dissolution or winding up, and upon any other distribution of the Company's assets.
Each share of Series B Convertible Preferred Stock had an initial stated value of $1,000, that increased at the rate of 6.0% per annum, compounded quarterly, commencing on the issue date of such share of Series B Convertible Preferred Stock to and including the earlier of (i) the date of liquidation, dissolution or winding up or the redemption of such share, or (ii) the date such share is converted into the Company's common stock. The stated value of a share as so accreted as of any date was referred to as the accreted value of the share as of that date. The Series B Convertible Preferred Stock entitled the holders thereof to receive certain dividends and distributions to the extent that any dividends or distributions paid on the Company's common stock exceeded the annual accretion on the Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock were entitled to vote on all matters (including the election of directors) submitted to the holders of the Company's common stock, as a single class with the holders of the Company's common stock, with each share of Series B Convertible Preferred Stock having one vote per share of the Company's common stock then issuable upon conversion of such share of Series B Convertible Preferred Stock.
At any time and from time to time, any holder of Series B Convertible Preferred Stock could convert all or any portion of the Series B Convertible Stock held by such holder into a number of shares of the Company's common stock computed by multiplying (i) each $1,000 of aggregate accreted value of the shares to be converted by (ii) the conversion rate then in effect (which initially was 14.44878 shares of common stock per $1,000 of accreted value, but subject to customary anti-dilution adjustments).
The Company also entered into a registration rights agreement, dated as of November 29, 2007, with Chilton pursuant to which the Company granted Chilton certain registration rights with respect to the shares of Series B Convertible Preferred Stock issued to Chilton and the shares of common stock issuable upon conversion.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11. Preferred Stock and Stockholders' Equity (Continued)

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
Stock Repurchase Programs
On February 26, 2013, the Company's Board of Directors approved a stock repurchase authorization of up to $100 million of DineEquity common stock, replacing an authorization approved in 2011 to repurchase up to $45 million of DineEquity common stock. Under the current program, the Company may repurchase shares on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements, and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the year ended December 31, 2013, the Company repurchased 412,022 shares of stock for $29.7 million. There were no stock repurchases in 2012. During the year ended December 31, 2011, the Company repurchased 534,101 shares of stock for $21.2 million. Repurchases of common stock are subject to limitations under our Credit Agreement and Senior Notes (see Note 7 - Long-Term Debt).
Treasury Stock
Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined on the first-in, first-out (“FIFO”) method. The Company re-issued 318,644 shares, 433,732 shares and 135,230 shares, respectively, during the years ended December 31, 2013, 2012 and 2011 at a total FIFO cost of $11.7 million, $14.1 million and $4.3 million, respectively.
Dividends
During the year ended December 31, 2013, we declared and paid dividends on our common stock as follows:

Year ended December 31, 2013	Declaration date	Payment date	Dividend per share	Total(1)
				(In millions)
First quarter	February 26, 2013	March 29, 2013	$0.75	$14.6
Second quarter	May 14, 2013	June 28, 2013	0.75	14.4
Third quarter	August 2, 2013	September 27, 2013	0.75	14.3
Fourth quarter	October 3, 2013	December 27, 2013	0.75	14.3
Total			$3.00	$57.6
______________________________________________________
(1) Includes dividend equivalents paid on restricted stock units

On February 25, 2014, the Company's Board of Directors approved payment of a cash dividend of $0.75 per share of DineEquity common stock, payable at the close of business on March 28, 2014 to the stockholders of record as of the close of business on March 14, 2014

Payment of dividends is subject to limitations under our Credit Agreement and Senior Notes (see Note 7 - Long-Term Debt). There were no dividends declared or paid on common shares in 2012 or 2011.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12. Closure and Impairment Charges
Closure and impairment charges for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Closure charges	$1.0	$2.3	$2.0
Long-lived tangible asset impairment	0.8	1.9	4.9
Lenexa lease termination	—	—	23.0
Total closure and impairment charges	$1.8	$4.2	$29.9

Closure Charges
Closure charges for the year ended December 31, 2013 primarily related to adjustments to the estimated reserve for closed surplus IHOP and Applebee's restaurants. Closure charges for the year ended December 31, 2012 primarily related to the closure of one IHOP restaurant that was taken back from the franchisee operator and to adjustments to the estimated reserve for previously closed surplus IHOP properties. Closure charges for the year ended December 31, 2011 primarily related to adjustments to the estimated reserve for previously closed surplus IHOP properties.
Long-lived Tangible Asset Impairment
Long-lived tangible asset impairment charges for the year ended December 31, 2013 related to three Applebee's company-operated restaurants in the Kansas City, Missouri area. The Company evaluated the causal factors of all impairments of long-lived assets as they were recorded during 2013 and concluded they were based on factors specific to each asset and not potential indicators of an impairment of other long-lived assets.

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

13. Stock-Based Incentive Plans
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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)

The IHOP Corp. 2001 Stock Incentive Plan (the “2001 Plan”) was adopted in 2001 and amended and restated in 2005 and 2008 to authorize the issuance of up to 4,200,000 shares of common stock. The 2001 Plan has expired but there are restricted stock awards and stock options issued under the 2001 Plan outstanding as of December 31, 2013.
The Stock Option Plan for Non-Employee Directors (the “Directors Plan”) was adopted in 1994 and amended and restated in 1999 to authorize the issuance of up to 400,000 shares of common stock pursuant to options to non-employee directors. The Directors Plan has expired but there are stock options issued under the Directors Plan outstanding as of December 31, 2013.
The 2005 Stock Incentive Plan for Non-Employee Directors (the “2005 Plan”) was adopted in 2005 to authorize the issuance of up to 200,000 shares of common stock to non-employee members of the Company's Board of Directors. Awards may be made in common stock, in options to purchase common stock, or in shares of Restricted Stock, or any combination thereof.
The 2011 Plan, the 2005 Plan, the 2001 Plan and the Directors Plan are collectively referred to as the “Plans.”
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
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Total stock-based compensation expense:
Equity classified awards	$9.4	$11.4	$9.5
Liability classified awards	0.9	4.8	1.1
Total pre-tax compensation expense	10.3	16.3	10.6
Tax benefit	(3.9)	(6.2)	(4.2)
Total stock-based compensation expense, net of tax	$6.4	$10.1	$6.4
As of December 31, 2013, total unrecognized compensation cost related to restricted stock and restricted stock units of $8.2 million and $4.1 million related to stock options is expected to be recognized over a weighted average period of approximately 1.83 years for restricted stock and restricted stock units and 1.57 years for stock options.
Equity Classified Awards - Stock Options
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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)

	2013	2012	2011
Risk free interest rate	0.8%	0.9%	1.8%
Weighted average historical volatility	83.4%	84.5%	79.1%
Dividend yield	4.15%	—%	—%
Expected years until exercise	4.6	4.7	4.6
Forfeitures	11.0%	11.0%	11.0%
Weighted average fair value of options granted	$36.00	$33.53	$34.31
Stock option activity for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,523,710	$24.90
Granted	233,449	53.04
Exercised	(393,075)	17.11
Forfeited	(42,593)	27.89
Expired	(2,851)	47.08
Outstanding at December 31, 2011	1,318,640	32.06
Granted	147,674	51.63
Exercised	(455,217)	20.91
Forfeited	(39,381)	46.97
Expired	(13,470)	38.64
Outstanding at December 31, 2012	958,246	39.67
Granted	81,328	72.28
Exercised	(225,272)	40.31
Forfeited	(39,243)	55.78
Outstanding at December 31, 2013	775,059	$42.09	6.28	$32,100,000
Vested and Expected to Vest at December 31, 2013	758,338	$41.64	6.23	$31,800,000
Exercisable at December 31, 2013	567,630	$35.91	5.55	$27,000,000
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $7.5 million, $15.0 million and $14.6 million, respectively.
Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2013, 2012 and 2011 was $9.1 million, $9.3 million and $6.7 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $3.7 million, $6.2 million and $5.8 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)

Equity Classified Awards - Restricted Stock and Restricted Stock Units
Activity in equity classified awards of restricted stock and restricted stock units for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2010	666,244	$28.62	18,000	$29.32
Granted	164,632	53.03	—	—
Released	(287,735)	37.82	—	—
Forfeited	(56,608)	31.56	—	—
Outstanding at December 31, 2011	486,533	31.08	18,000	29.32
Granted	137,852	52.23	19,152	52.23
Released	(179,465)	13.83	(3,910)	40.58
Forfeited	(98,357)	44.40	—	—
Outstanding at December 31, 2012	346,563	44.74	33,242	41.19
Granted	97,812	73.11	15,804	72.04
Conversion of cash-settled restricted stock units	—	—	37,184	72.28
Released	(117,075)	30.96	(39,000)	54.66
Forfeited	(61,048)	55.37	—	—
Outstanding at December 31, 2013	266,252	$58.87	47,230	$64.57
Liability Classified Awards - Restricted Stock Units
The Company previously had issued shares of cash-settled restricted stock units to members of the Board of Directors. Originally these instruments were expected to be settled in cash and were recorded as liabilities based on the closing price of the Company’s common stock as of each period end. In February 2013, it was determined that, pursuant to the terms of the Plan, these restricted stock units would be settled in shares of common stock and all outstanding restricted stock units were converted to equity classified awards. Activity in liability classified awards of restricted stock units for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Cash-Settled Restricted Stock Units	Weighted Average Per Share Fair Value
Outstanding at December 31, 2010	26,000	$64.23
Granted	15,957	64.30
Released	—	—
Outstanding at December 31, 2011	41,957	64.26
Granted	—	—
Released	(4,773)	49.66
Outstanding at December 31, 2012	37,184	66.13
Conversion to stock-settled restricted stock units	(37,184)	72.28
Outstanding at December 31, 2013	—

For the years ended December 31, 2013, 2012 and 2011, $0.3 million, $1.0 million and $0.5 million, respectively, was included as stock-based compensation expense related to these cash-settled restricted stock units. At December 31, 2012, a liability of $2.4 million was included as other accrued expenses in the consolidated balance sheet.
The Company has granted cash long-term incentive awards to certain employees (“LTIP awards”). Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total shareholder return of DineEquity, Inc. common stock compared to the total shareholder returns of a peer group of companies. Though LTIP awards are only paid in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the years ended December 31, 2013, 2012 and 2010, $0.6 million, $3.8 million and $0.6 million, respectively, were included in stock-

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)

based compensation expense related to the LTIP awards. At December 31, 2013 and 2012, liabilities of $2.8 million and $4.5 million, respectively, were included as accrued employee compensation and benefits in the consolidated balance sheet.

14. Employee Benefit Plans
401(k) Savings and Investment Plan
Effective January 1, 2013, the Company amended the DineEquity, Inc. 401(k) Plan to (i) modify the Company matching formula and (ii) eliminate the one year completed service requirement that previously had to be met to become eligible for Company matching contributions. As amended, the Company matches 100% of the first four percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. DineEquity common stock is not an investment option for employees in the 401(k) plan, other than shares transferred from a prior employee stock ownership plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's matching contribution expense was $2.3 million, $2.2 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

15. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Provision (benefit) for income taxes:
Current
Federal	$48.5	$77.4	$13.2
State	2.1	1.9	1.0
Foreign	2.4	1.8	1.8
	53.0	81.1	16.0
Deferred
Federal	(13.5)	(12.2)	11.4
State	(0.9)	(1.7)	2.4
	(14.4)	(13.9)	13.8
Provision for income taxes	$38.6	$67.2	$29.8
The provision for income taxes differs from the expected federal income tax rates as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and other taxes, net of federal tax benefit	2.9	2.8	3.7
Change in unrecognized tax benefits	1.4	(0.2)	(4.0)
Change in valuation allowance	(2.7)	0.7	1.7
State adjustments including audits and settlements	(1.1)	0.2	0.2
Compensation related tax credits, net of deduction offsets	(0.6)	(0.9)	(4.9)
Changes in tax rates and state tax laws	—	(3.2)	(3.9)
Kansas High Performance Incentive Program credits	—	—	0.5
Other	—	0.1	0.1
Effective tax rate	34.9%	34.5%	28.4%

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 15. Income Taxes (Continued)

Net deferred tax assets (liabilities) consisted of the following components:

	2013	2012
	(In millions)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$4.8	$4.9
Differences in acquisition financing costs	1.8	1.8
Employee compensation	15.0	15.2
Deferred gain on sale of assets	6.3	5.9
Book/tax difference in revenue recognition	29.8	22.2
Other	35.0	35.4
Deferred tax assets	92.7	85.4
Valuation allowance	(1.1)	(4.1)
Total deferred tax assets after valuation allowance	91.6	81.3
Differences between financial and tax accounting in the recognition of franchise and equipment sales	(51.2)	(55.1)
Differences in capitalization and depreciation (1)	(301.1)	(310.2)
Differences in acquisition financing costs	(7.1)	(7.7)
Book/tax difference in revenue recognition	(19.5)	(19.5)
Differences between book and tax basis of property and equipment	(10.1)	(9.8)
Other	(20.3)	(19.4)
Deferred tax liabilities	(409.3)	(421.7)
Net deferred tax liabilities	$(317.7)	$(340.4)
Net deferred tax asset—current	$24.2	$22.3
Valuation allowance—current	(0.3)	(0.5)
Net deferred tax asset—current	23.9	21.8
Deferred tax liability—non-current	(340.8)	(358.6)
Valuation allowance—non-current	(0.8)	(3.6)
Net deferred tax liability—non-current	(341.6)	(362.2)
Net deferred tax liabilities	$(317.7)	$(340.4)
_____________________________________

(1)	Primarily related to the Applebee's acquisition.
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

The total gross unrecognized tax benefit as of December 31, 2013 and 2012 was $2.7 million and $6.7 million, respectively, excluding interest, penalties and related income tax benefits. The decrease of $4.0 million is primarily related to recent settlements with taxing authorities. The entire $2.7 million will be included in the Company's effective income tax rate if recognized.

The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $0.2 million related to settlements with taxing authorities and the lapse of the statute of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 15. Income Taxes (Continued)

(In millions)
Unrecognized tax benefit as of December 31, 2011	$8.2
Change as a result of prior year tax positions	0.8
Change as a result of current year tax positions	0.2
Decreases relating to settlements with taxing authorities	(0.9)
Decreases as a result of a lapse of the statute of limitations	(1.6)
Unrecognized tax benefit as of December 31, 2012	6.7
Change as a result of prior year tax positions	0.8
Decreases relating to settlements with taxing authorities	(4.7)
Decreases as a result of a lapse of the statute of limitations	(0.1)
Unrecognized tax benefit as of December 31, 2013	$2.7
As of December 31, 2013, the accrued interest and penalties were $2.9 million and $0.1 million, respectively, excluding any related income tax benefits. As of December 31, 2012, the accrued interest and penalties were $1.4 million and $0.2 million, respectively, excluding any related income tax benefits. The increase of $1.5 million of accrued interest is primarily related to an increase in unrecognized tax benefits as a result of recent audits by taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.

For the years ended December 31, 2013 and 2012, the Company had a total valuation allowance in the amounts of $1.1 million and $4.1 million, respectively. The entire $1.1 million in 2013 is related to the Massachusetts enacted legislation requiring unitary businesses to file combined reports. The decrease of $3.0 million in the valuation allowance was as a result of releasing valuation allowance that was previously set up for various state net operating losses at DineEquity, Inc. and International House of Pancakes, LLC and Subsidiaries. The Company implemented a tax planning strategy that enables the Company to utilize the state net operating loss carryovers from prior years before they expire.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2013, because the Company implemented a tax planning strategy that was prudent and feasible in the current year, management determined that sufficient positive evidence existed as of December 31, 2013, to conclude that was more likely than not that additional deferred taxes of $3.0 million are realizable, and therefore, reduced the valuation allowance.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

16. Net Income Per Share
The computation of the Company's basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$72,037	$127,674	$75,192
Less: Series A preferred stock dividends	—	—	—
Less: Accretion of Series B preferred stock	—	(2,498)	(2,573)
Less: Net (income) loss allocated to unvested participating restricted stock	(1,200)	(2,718)	(1,886)
Net income available to common stockholders - basic	70,837	122,458	70,733
Effect of unvested participating restricted stock	4	127	34
Effect of dilutive securities:
Convertible Series B preferred stock	—	2,498	—
Numerator - net income available to common shareholders - diluted	$70,841	$125,083	$70,767
Denominator:
Weighted average outstanding shares of common stock - basic	18,871	17,992	17,846
Effect of dilutive securities:
Stock options	270	264	339
Convertible Series B preferred stock	—	621	—
Weighted average outstanding shares of common stock - diluted	19,141	18,877	18,185
Net income (loss) per common share:
Basic	$3.75	$6.81	$3.96
Diluted	$3.70	$6.63	$3.89
For the year ended December 31, 2011, diluted income per common share is computed using the basic weighted average number of common shares outstanding during the period, as the 643,000 shares from common stock equivalents would have been antidilutive.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

17. Segment Reporting
Information on segments and a reconciliation to income (loss) before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
Revenues		(In millions)
Franchise operations	$439.2	$421.4	$398.5
Company restaurants	63.4	291.1	531.0
Rental operations	124.8	122.9	126.0
Financing operations	13.1	14.5	19.7
Total	$640.5	$849.9	$1,075.2
Income (loss) before income taxes
Franchise operations	$329.5	$311.5	$293.5
Company restaurants	(0.2)	41.8	72.6
Rental operations	27.5	25.7	27.8
Financing operations	12.9	12.9	13.7
Corporate	(259.1)	(197.0)	(302.6)
Income (loss) before income taxes	$110.6	$194.9	$105.0
Interest expense
Company restaurants	$0.4	$0.4	$0.5
Rental operations	15.7	17.0	18.0
Corporate	100.3	114.3	132.7
Total	$116.4	$131.7	$151.2
Depreciation and amortization
Franchise operations	$10.8	$9.8	$9.9
Company restaurants	2.2	6.9	16.6
Rental operations	13.4	13.6	14.0
Corporate	9.0	9.2	9.7
Total	$35.4	$39.5	$50.2
Closure and impairment charges
Company restaurants	$1.8	$4.2	$2.4
Corporate	—	—	27.5
Total	$1.8	$4.2	$29.9
Capital expenditures
Company restaurants	$1.3	$9.5	$15.5
Corporate	5.7	7.5	10.8
Total	$7.0	$17.0	$26.3
Goodwill (all franchise segment)	$697.5	$697.5	$697.5
Total assets
Franchise operations	$1,606.4	$1,523.0	$1,472.3
Company restaurants	191.6	186.2	423.1
Rental operations	364.0	397.3	407.9
Financing operations	117.1	125.4	136.4
Corporate	125.5	183.5	174.6
Total	$2,404.6	$2,415.4	$2,614.3

18. Consolidating Financial Information
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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 18. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Balance Sheet
December 31, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$50.3	$54.7	$1.0	$—	$106.0
Receivables, net	2.0	150.0	0.1	(8.0)	144.1
Prepaid expenses and other current assets	189.2	56.1	—	(187.7)	57.6
Deferred income taxes	(4.1)	28.0	—	—	23.9
Intercompany	(435.2)	429.4	5.8		—
Total current assets	(197.8)	718.1	7.0	(195.7)	331.6
Long-term receivables	—	197.2	—	—	197.2
Property and equipment, net	23.5	249.7	1.0	—	274.3
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	794.1	—	—	794.1
Other assets, net	16.2	93.9	—	—	110.1
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,539.5	$2,750.4	$8.0	$(1,893.3)	$2,404.6
Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$12.7	$—	$—	$(8.0)	$4.7
Accounts payable	1.4	38.6	—		40.1
Accrued employee compensation and benefits	14.5	10.4	—		25.0
Gift card liability	—	172.0	—		172.0
Other accrued expenses	(13.7)	244.1	—	(187.7)	42.6
Total current liabilities	15.0	465.0	—	(195.7)	284.3
Long-term debt	1,203.5	—	—		1,203.5
Financing obligations	—	48.8	—		48.8
Capital lease obligations	—	111.7	—	—	111.7
Deferred income taxes	(0.3)	342.1	(0.3)		341.6
Other liabilities	5.9	92.7	0.9		99.5
Total liabilities	1,224.2	1,060.4	0.6	(195.7)	2,089.5
Total stockholders' equity	315.3	1,690.0	7.4	(1,697.6)	315.2
Total liabilities and stockholders' equity	$1,539.5	$2,750.4	$8.0	$(1,893.3)	$2,404.6

(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Balance Sheet
December 31, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets
Cash and cash equivalents	$9.9	$54.0	$0.6	$—	$64.5
Receivables, net	2.8	133.7	0.1	(8.0)	128.6
Prepaid expenses and other current assets	151.3	64.6	—	(136.3)	79.5
Deferred income taxes	(3.2)	24.1	0.8	—	21.8
Intercompany	(394.9)	389.0	6.0	—	—
Total current assets	(234.1)	665.4	7.5	(144.3)	294.5
Long-term receivables	—	212.3	—	—	212.3
Property and equipment, net	23.2	270.2	0.9	—	294.4
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	806.1	—	—	806.1
Other assets, net	18.4	92.3	—	—	110.7
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,505.1	$2,743.8	$8.5	$(1,841.9)	$2,415.4
Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$15.4	$—	$—	$(8.0)	$7.4
Accounts payable	1.4	29.3	0.1	—	30.8
Accrued employee compensation and benefits	9.4	13.0	—	—	22.4
Gift card liability	—	161.7	—	—	161.7
Other accrued expenses	(42.5)	223.8	0.5	(136.3)	45.5
Total current liabilities	(16.3)	427.8	0.6	(144.3)	267.8
Long-term debt	1,202.1	—	—		1,202.1
Financing obligations	—	52.0	—		52.0
Capital lease obligations	—	124.4	—	—	124.4
Deferred income taxes	4.7	357.6	(0.2)		362.2
Other liabilities	5.6	91.9	0.7		98.2
Total liabilities	1,196.1	1,053.8	1.1	(144.3)	2,106.6
Total stockholders' equity	309.0	1,690.0	7.4	(1,697.6)	308.8
Total liabilities and stockholders' equity	$1,505.1	$2,743.8	$8.5	$(1,841.9)	$2,415.4

(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Franchise and restaurant revenues	$2.8	$498.5	$1.2	$—	$502.6
Rental revenues	—	124.8	—	—	124.8
Financing revenues	—	13.1	—	—	13.1
Total revenue	2.8	636.4	1.2	—	640.5
Franchise and restaurant expenses	2.7	170.5	0.1	—	173.3
Rental expenses	—	97.3	—	—	97.3
Financing expenses	—	0.2	—	—	0.2
General and administrative expenses	38.7	103.6	1.3	—	143.6
Interest expense	98.9	1.4	—	—	100.3
Closure and impairment charges	—	1.5	0.3	—	1.8
Amortization of intangible assets	—	12.3	—	—	12.3
Loss on extinguishment of debt	0.1	—	—	—	0.1
Loss (gain) on disposition of assets	—	0.8	(1.0)	—	(0.2)
Other expense	1.3	—	—	—	1.3
Intercompany dividend	(173.6)	—	—	173.6	—
Income before income taxes	34.7	248.9	0.6	(173.6)	110.6
Benefit (provision) for income taxes	37.3	(75.9)	—	—	(38.6)
Net income	$72.0	$173.0	$0.6	$(173.6)	$72.0
(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Franchise and restaurant revenues	$2.6	$708.8	$1.1	$—	$712.5
Rental revenues	—	122.9	—	—	122.9
Financing revenues	—	14.5	—	—	14.5
Total revenue	2.6	846.2	1.1	—	849.9
Franchise and restaurant expenses	2.5	356.6	0.1	—	359.2
Rental expenses	—	97.2	—	—	97.2
Financing expenses	—	1.6	—	—	1.6
General and administrative expenses	36.3	124.9	2.0	—	163.2
Interest expense	106.1	8.2	—	—	114.3
Closure and impairment charges	—	3.5	0.7	—	4.2
Amortization of intangible assets	—	12.3	—	—	12.3
Loss on extinguishment of debt	5.6	—	—	—	5.6
(Loss) gain on disposition of assets	1.2	(102.2)	(1.6)	—	(102.6)
Intercompany dividend	(220.7)	—	—	220.7	—
Income (loss) before income taxes	71.6	344.1	(0.1)	(220.7)	194.9
Benefit (provision) for income taxes	56.0	(123.2)	—	—	(67.2)
Net income (loss)	$127.6	$220.9	$(0.1)	$(220.7)	$127.7

(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Franchise and restaurant revenues	$2.5	$924.8	$2.3	$—	$929.5
Rental revenues	—	125.8	0.1	—	126.0
Financing revenues	—	19.7	—	—	19.7
Total revenue	2.5	1,070.3	2.4	—	1,075.2
Franchise and restaurant expenses	2.1	560.4	0.9	—	563.4
Rental expenses	—	98.1	0.1	—	98.2
Financing expenses	—	6.0	—	—	6.0
General and administrative expenses	28.3	125.3	2.2	—	155.8
Interest expense	117.2	15.5	—	—	132.7
Closure and impairment charges	—	29.5	0.4	—	29.9
Amortization of intangible assets	—	12.3	—	—	12.3
Loss on extinguishment of debt	11.2	—	—	—	11.2
Gain on disposition of assets	—	(43.3)	—	—	(43.3)
Other (income) expense	(150.6)	21.2	(1.7)	135.1	4.0
Income (loss) before taxes	(5.7)	245.3	0.5	(135.1)	105.0
Benefit (provision) for income taxes	61.3	(90.9)	(0.2)	—	(29.8)
Net income	$55.6	$154.4	$0.3	$(135.1)	$75.2

(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(113.1)	$240.8	$0.1	$—	$127.8
Investing cash flows
Additions to property and equipment	(5.4)	(1.7)	—	—	(7.0)
Principal receipts from long-term receivables	—	14.0	—	—	14.0
Proceeds from sale of assets	—	—	—	—	—
Other	—	0.1	—	—	0.1
Cash flows provided by (used in) investing activities	(5.4)	12.4	—	—	7.0
Financing cash flows
Payment of debt	(4.8)	(10.0)	—	—	(14.8)
Payment of debt issuance costs	(1.3)	—	—	—	(1.3)
Purchase of DineEquity common stock	(29.7)	—	—	—	(29.7)
Dividends paid on common stock	(57.4)	—	—	—	(57.4)
Restricted cash	—	1.2	—	—	1.2
Other	8.3	0.3	—	—	8.6
Intercompany transfers	243.7	(244.1)	0.4	—	—
Cash flows provided by (used in) financing activities	158.8	(252.5)	0.4	—	(93.3)
Net change	40.4	0.7	0.4	—	41.5
Beginning cash and equivalents	9.9	54.0	0.6	—	64.5
Ending cash and equivalents	$50.3	$54.7	$1.0	$—	$106.0

(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(130.1)	$182.5	$0.4	$—	$52.9
Investing cash flows
Additions to property and equipment	(4.9)	(12.0)	—	—	(17.0)
Principal receipts from long-term receivables	—	12.2	—	—	12.2
Proceeds from sale of assets	—	168.9	—	—	168.9
Other	—	1.2	—	—	1.2
Cash flows provided by (used in) investing activities	(4.9)	170.3	—	—	165.4
Financing cash flows
Revolving credit borrowings	50.0	—	—	—	50.0
Revolving credit repayments	(50.0)	—	—	—	(50.0)
Payment of debt	(216.0)	(10.9)	—	—	(226.9)
Payment of debt issuance costs	—	—	—	—	—
Purchase of DineEquity common stock	—	—	—	—	—
Restricted cash	—	(0.7)	—	—	(0.7)
Other	11.8	1.4	—	—	13.2
Intercompany transfers	339.2	(339.0)	(0.2)	—	—
Cash flows provided by (used in) financing activities	135.0	(349.2)	(0.2)	—	(214.5)
Net change	—	3.6	0.2	—	3.8
Beginning cash and equivalents	9.9	50.4	0.4	—	60.7
Ending cash and equivalents	$9.9	$54.0	$0.6	$—	$64.5

(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(139.4)	$261.4	$(0.3)	$—	$121.7
Investing cash flows
Additions to property and equipment	(6.7)	(19.6)	—	—	(26.3)
Principal receipts from long-term receivables	—	13.1	—	—	13.1
Proceeds from sale of assets	—	115.6	—	—	115.6
Other	—	(0.7)	—	—	(0.8)
Cash flows provided by (used in) investing activities	(6.7)	108.4	—	—	101.7
Financing cash flows
Revolving credit borrowings	40.0	—	—	—	40.0
Revolving credit repayments	(40.0)	—	—	—	(40.0)
Payment of debt	(225.7)	(13.4)	—	—	(239.1)
Payment of debt issuance costs	(12.3)	—	—	—	(12.3)
Purchase of DineEquity common stock	(21.2)	—	—	—	(21.2)
Restricted cash	—	0.5	—	—	0.5
Other	6.2	0.9	—	—	7.1
Intercompany transfers	385.6	(384.7)	(0.9)	—	—
Cash flows provided by (used in) financing activities	132.6	(396.7)	(0.9)	—	(265.0)
Net change	(13.5)	(26.9)	(1.2)	—	(41.6)
Beginning cash and equivalents	23.4	77.3	1.6	—	102.3
Ending cash and equivalents	$9.9	$50.4	$0.4	$—	$60.7

(1) Supplemental statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

19. Selected Quarterly Financial Data (Unaudited)

	Revenues(1)	Operating Margin	Net Income (2)	Net Income (Loss) Per Share— Basic(3)	Net Income (Loss) Per Share— Diluted(3)
	(In thousands, except per share amounts)
2013
1st Quarter	$163,169	$94,424	$18,239	$0.95	$0.93
2nd Quarter	158,114	91,026	16,937	0.88	0.87
3rd Quarter	161,283	93,043	18,730	0.98	0.97
4th Quarter	157,901	91,199	18,131	0.95	0.94
2012
1st Quarter	$245,582	$108,575	$31,344	$1.69	$1.64
2nd Quarter	229,391	98,254	16,938	0.89	0.88
3rd Quarter	216,318	96,377	60,573	3.26	3.14
4th Quarter	158,637	88,738	18,819	0.98	0.97
______________________________________________________________________________________________________
(1) Revenues in 2012 were impacted by the refranchising of 154 Applebee's company-operated restaurants in 2012 as follows: 17 in the first quarter of 2012, 98 in the third quarter of 2012 and 39 in the fourth quarter of 2012.
(2) Net income in 2012 was impacted by gains on disposition of assets (primarily the refranchising and sale of related restaurant assets of Applebee's company-operated restaurants) of $16.7 million in the first quarter of 2012, $73.6 million in the third quarter of 2012 and $13.0 million in the fourth quarter of 2012.
(3) The quarterly amounts may not add to the full year amount as each quarterly calculation is discrete from the full-year calculation.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of DineEquity, Inc. and Subsidiaries
We have audited DineEquity, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). DineEquity, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, DineEquity, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of DineEquity, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of DineEquity, Inc. and Subsidiaries and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 26, 2014

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item regarding our directors and executive officers is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Shareholders ("2014 Proxy Statement") to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

Item 11.    Executive Compensation.
The information required by this Item regarding executive compensation is incorporated by reference to the sections entitled "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" to be set forth in our 2014 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership and management is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" to be set forth in our 2014 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item regarding certain relationships and related transactions is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions," and "Director Independence" to be set forth in our 2014 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.
The information required by this Item regarding principal accountant fees and services is incorporated by reference to the section entitled "Independent Auditor Fees" to be set forth in our 2014 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1)  Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2013 and 2012.
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013.
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2013.
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013.
Notes to the Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3)  Exhibits
Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to Registrant's Form 8-K filed on December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K filed on June 2, 2008 is incorporated herein by reference).
4.1
Indenture dated as of October 19, 2010, by and among DineEquity, Inc., the guarantors party thereto and Wells Fargo Bank, National Association (Exhibit 4.1 to Registrant's Form 8-K, filed on October 21, 2010 is incorporated herein by reference).

4.2
First Supplemental Indenture dated as of July 2, 2013, by and between DineEquity, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1 to Registrant’s Form 10-Q, filed on July 30, 2013 is incorporated herein by reference).

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

†10.4	Employment Offer Letter between DineEquity, Inc. and Bryan Adel dated August 2, 2010 (Exhibit 10.5 to Registrant's Form 10-K for the year ended December 31, 2010 is incorporated herein by reference).
†10.5	DineEquity, Inc. 2011 Stock Incentive Plan (Annex A to Registrant's Proxy Statement, filed on April 13, 2011 is incorporated herein by reference). .
†10.6
DineEquity Inc. 2011 Stock Incentive Plan Non Qualified Stock Option Agreement (Non-Employee Directors) (Exhibit 10.9 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.7
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
†10.15
DineEquity Inc. 2011 Stock Incentive Plan Performance Shares Award Agreement - Employees (50/50) (Exhibit 10.18 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.16	DineEquity Inc. 2011 Stock Incentive Plan Performance Shares Award Agreement (Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.17	DineEquity Inc. 2011 Stock Incentive Plan Performance Unit Award Agreement (Exhibit 10.20 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.18
DineEquity Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement - Refranchising Event (Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

*†10.19	DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Ratable Vesting - Employees).
†10.20	IHOP Corp. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.21
IHOP Corp. 2005 Stock Incentive Plan for Non-Employee Directors (Appendix "A" to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 24, 2005 is incorporated herein by reference).

†10.22	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix "A" to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.23	DineEquity, Inc. Senior Executive Incentive Plan as amended and restated (Annex "A" to Registrant's Proxy Statement, filed on April 15, 2012 is incorporated herein by reference).
†10.24
DineEquity, Inc. Amended and Restated Executive Severance and Change in Control Policy (Exhibit 10.26 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.25	Form of DineEquity, Inc. Indemnification Agreement (Exhibit 10.27 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
*†10.26	IHOP Corp. Deferred Compensation Plan effective January 1, 2008.
†10.27	DineEquity, Inc. 2011 Cash Long Term Incentive Plan (LTIP) for Company Officers (Exhibit 10.30 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
10.28
Credit Agreement dated as of October 8, 2010, by and among DineEquity, Inc., Barclays Bank PLC, as administrative agent, Raymond James Realty, Inc., as Documentation Agent, Barclays Capital, as Joint Lead Arranger and Joint Book Manager, and Goldman Sachs Bank USA, as Joint Lead Arranger, Joint Book Manager and Syndication Agent, and the lenders and other financial institutions party thereto (Exhibit 10.2 to Registrant's Form 8-K, filed on October 21, 2010 is incorporated herein by reference).

10.29
Amendment No. 1 dated February 25, 2011 to the Credit Agreement among the Corporation, as Borrower, each lender from time to time party thereto, Barclays Bank, PLC, as Administrative Agent, and the other agents named therein (Exhibit 10.1 to Registrant's Form 8-K, filed on February 28, 2011 is incorporated herein by reference).

10.30
Amendment No. 2 dated February 4, 2013 to the Credit Agreement among the Corporation, as Borrower, each lender from time to time party thereto, Barclays Bank, PLC, as Administrative Agent, and the other agents named therein (Exhibit 10.1 to Registrant's Form 8-K, filed on February 5, 2013 is incorporated herein by reference).

10.31
Asset Purchase Agreement, Applebee's Neighborhood Grill & Bar Restaurants located in the Western Michigan and Detroit Markets, dated July 20, 2012, including amendments and exhibits thereto (Exhibit 10.1 to Registrant's Form 10-Q, filed on July 31, 2012 is incorporated herein by reference).

*12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the Trailing Twelve Months Ended December 31, 2013.

*21	Subsidiaries of DineEquity, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________________________

*	Filed herewith.

†	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February 2014.

DINEEQUITY, INC.
By:	/s/ JULIA A. STEWART
Julia A. Stewart Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 26th day of February 2014.

Name	Title

/s/ JULIA A. STEWART	Chairman and Chief Executive Officer (Principal Executive Officer)
Julia A. Stewart

/s/ THOMAS W. EMREY	Chief Financial Officer (Principal Financial Officer)
Thomas W. Emrey

/s/ GREGGORY KALVIN	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Greggory Kalvin

/s/ RICHARD J. DAHL	Director
Richard J. Dahl

/s/ HOWARD M. BERK	Director
Howard M. Berk

/s/ DANIEL J. BRESTLE	Director
Daniel J. Brestle

/s/ MICHAEL S. GORDON	Director
Michael S. Gordon

/s/ STEPHEN P. JOYCE	Director
Stephen P. Joyce

/s/ LARRY A. KAY	Director
Larry A. Kay

/s/ CAROLINE W. NAHAS	Director
Caroline W. Nahas

/s/ DOUGLAS M. PASQUALE	Director
Douglas M. Pasquale

/s/ GILBERT T. RAY	Director
Gilbert T. Ray

/s/ PATRICK W. ROSE	Director
Patrick W. Rose