Form 10-Q
period 2014-03-31
DineEquity, Inc
filed 2014-05-01
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2014
 OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2014
Common Stock, $0.01 par value	19,148,067

DineEquity, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,218	$106,011
Receivables, net	91,493	144,137
Prepaid gift cards	39,559	49,223
Prepaid income taxes	—	4,708
Deferred income taxes	26,501	23,853
Other current assets	8,092	3,650
Total current assets	298,863	331,582
Long-term receivables	194,066	197,153
Property and equipment, net	264,855	274,295
Goodwill	697,470	697,470
Other intangible assets, net	791,033	794,057
Other assets, net	108,960	110,085
Total assets	$2,355,247	$2,404,642
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,720	$4,720
Accounts payable	39,857	40,050
Gift card liability	111,020	171,955
Accrued employee compensation and benefits	10,099	24,956
Accrued interest payable	31,671	13,575
Income taxes payable	12,890	—
Current maturities of capital lease and financing obligations	12,577	12,247
Other accrued expenses	22,940	16,770
Total current liabilities	245,774	284,273
Long-term debt, less current maturities	1,203,247	1,203,517
Capital lease obligations, less current maturities	108,533	111,707
Financing obligations, less current maturities	46,848	48,843
Deferred income taxes	334,195	341,578
Other liabilities	98,470	99,545
Total liabilities	2,037,067	2,089,463
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, shares: 40,000,000 authorized; March 31, 2014 - 25,284,475 issued, 19,155,078 outstanding; December 31, 2013 - 25,299,315 issued, 19,040,890 outstanding	253	253
Additional paid-in-capital	274,557	274,202
Retained earnings	343,095	336,578
Accumulated other comprehensive loss	(170)	(164)
Treasury stock, at cost; shares: March 31, 2014 - 6,129,397; December 31, 2013 - 6,258,425	(299,555)	(295,690)
Total stockholders’ equity	318,180	315,179
Total liabilities and stockholders’ equity	$2,355,247	$2,404,642

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Segment Revenues:
Franchise and restaurant revenues	$131,795	$128,329
Rental revenues	30,753	31,003
Financing revenues	4,653	3,837
Total segment revenues	167,201	163,169
Segment Expenses:
Franchise and restaurant expenses	45,678	44,476
Rental expenses	23,866	24,269
Financing expenses	585	—
Total segment expenses	70,129	68,745
Gross segment profit	97,072	94,424
General and administrative expenses	34,185	34,032
Interest expense	24,969	25,295
Amortization of intangible assets	3,071	3,071
Closure and impairment charges	200	838
Loss on extinguishment of debt	6	20
Debt modification costs	—	1,296
Loss (gain) on disposition of assets	927	(318)
Income before income taxes	33,714	30,190
Income tax provision	(12,890)	(11,951)
Net income	20,824	18,239
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(6)	(4)
Total comprehensive income	$20,818	$18,235
Net income available to common stockholders:
Net income	$20,824	$18,239
Less: Net income allocated to unvested participating restricted stock	(343)	(329)
Net income available to common stockholders	$20,481	$17,910
Net income available to common stockholders per share:
Basic	$1.09	$0.95
Diluted	$1.08	$0.93
Weighted average shares outstanding:
Basic	18,794	18,911
Diluted	19,054	19,193

Dividends declared per common share	$0.75	$0.75
Dividends paid per common share	$0.75	$0.75

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$20,824	$18,239
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	8,783	8,836
Non-cash interest expense	1,642	1,503
Deferred income taxes	(10,031)	(8,253)
Non-cash stock-based compensation expense	3,143	3,189
Tax benefit from stock-based compensation	3,524	2,228
Excess tax benefit from share-based compensation	(4,455)	(966)
Loss (gain) on disposition of assets	927	(318)
Debt modification costs	—	1,282
Other	(196)	1,806
Changes in operating assets and liabilities:
Receivables	52,887	47,216
Current income tax receivables and payables	18,020	16,528
Other current assets	8,913	16,678
Accounts payable	775	1,659
Accrued employee compensation and benefits	(14,857)	(11,482)
Gift card liability	(60,936)	(54,332)
Other accrued expenses	23,877	27,413
Cash flows provided by operating activities	52,840	71,226
Cash flows from investing activities:
Additions to property and equipment	(2,039)	(1,495)
Proceeds from sale of property and equipment	681	—
Principal receipts from notes, equipment contracts and other long-term receivables	3,415	3,810
Other	(55)	68
Cash flows provided by investing activities	2,002	2,383
Cash flows from financing activities:
Repayment of long-term debt	(1,200)	(1,200)
Payment of debt modification costs	—	(1,282)
Principal payments on capital lease and financing obligations	(2,695)	(2,483)
Repurchase of DineEquity common stock	(15,002)	—
Dividends paid on common stock	(14,293)	(14,512)
Repurchase of restricted stock	(1,831)	(2,590)
Proceeds from stock options exercised	6,623	3,018
Excess tax benefit from share-based compensation	4,455	966
Change in restricted cash	(3,692)	(2,681)
Cash flows used in financing activities	(27,635)	(20,764)
Net change in cash and cash equivalents	27,207	52,845
Cash and cash equivalents at beginning of period	106,011	64,537
Cash and cash equivalents at end of period	$133,218	$117,382
Supplemental disclosures:
Interest paid in cash	$8,901	$9,030
Income taxes paid in cash	$2,294	$912

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2014.

The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first quarter of fiscal 2014 began December 30, 2013 and ended on March 30, 2014; the first quarter of fiscal 2013 began December 31, 2012 and ended on March 31, 2013.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, long-lived assets, and the valuation of goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

3. Accounting Policies

Accounting Standards Adopted in the Current Fiscal Year

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The amendments in ASU 2013-04 require an entity to measure obligations resulting from joint and several liability arrangements as the amount the entity agreed to pay on the basis of the arrangement among its co-obligors plus the amount an entity expects to pay on behalf of co-obligors. ASU 2013-04 also requires an entity to disclose the nature, amount and other information about each obligation or group of similar obligations. The adoption of ASU 2013-04 as of January 1, 2014 did not have an impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The adoption of ASU 2013-11 as of January 1, 2014 did not have a material impact on the Company's consolidated financial statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Policies (Continued)

Newly Issued Accounting Standards Not Yet Adopted

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for the reporting of discontinued operations. Under ASU 2014-08, only disposals resulting in a strategic shift that will have a major effect on an entity's operations and financial results will be reported as discontinued operations. ASU 2014-08 also removes the requirement under current U.S. GAAP that an entity not have any significant continuing involvement in the operations of the component after disposal to qualify for reporting of the disposal as a discontinued operation. The Company will be required to apply the provisions of ASU 2014-08 prospectively to all disposals of components beginning with its first fiscal quarter of 2015. Early adoption is permitted for any disposal transaction not previously reported.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company or are not expected to have a material effect on the Company's consolidated financial statements as a result of future adoption.

4. Long-Term Debt

Long-term debt consisted of the following components:
	March 31, 2014	December 31, 2013
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 3.75% as of March 31, 2014 and December 31, 2013	$466.0	$467.2
Senior Notes due October 2018, at a fixed rate of 9.5%	760.8	760.8
Discount	(18.9)	(19.8)
Total long-term debt	1,207.9	1,208.2
Less: current maturities	(4.7)	(4.7)
Long-term debt, less current maturities	$1,203.2	$1,203.5

For a description of the respective instruments, refer to Note 7 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Debt Modification Costs

In February 2013, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement under the Senior Secured Credit Facility (the “Credit Agreement”). For a description of Amendment No. 2, refer to Note 7 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Fees of $1.3 million paid to third parties in connection with Amendment No. 2 were included as “Debt modification costs” in the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013.

Compliance with Covenants and Restrictions

The Credit Agreement contains provisions considered customary for similar types of facilities that limit certain permitted restricted payments, including those related to dividends on and repurchases of the Company's common stock. The limitation on restricted payments under the Credit Agreement is calculated quarterly. Such restricted payments are limited to a cumulative amount comprised of (i) a general restricted payments allowance of $35.0 million, plus (ii) 50% of Excess Cash Flow (as defined in the Credit Agreement) for each fiscal quarter in which the consolidated leverage ratio is greater than or equal to 5.75:1; (iii) 75% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; (iv) 100% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is less than 5.25:1; and (v) proceeds from the exercise of stock options, less any amounts paid as dividends or to repurchase the Company's common stock. As of March 31, 2014, our permitted amount of future restricted payments under the Credit Agreement was approximately $120 million.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Long-Term Debt (Continued)

The Indenture under which the Senior Notes due October 2018 (the “Senior Notes”) were issued (the “Indenture”) also contains a limitation on restricted payments that is calculated on an annual basis. Such restricted payments are limited to a cumulative amount comprised of (i) 50% of consolidated net income (as defined in the Indenture), plus (ii) proceeds from exercise of stock options, less any amounts paid as dividends or to repurchase the Company's common stock. The permitted amount of future restricted payments under the Indenture, calculated as of December 31, 2013, was approximately $112 million.

The Company was in compliance with all the covenants and restrictions related to its Senior Secured Credit Facility and Senior Notes as of March 31, 2014.

5. Stockholders' Equity

Dividends

In February 2014, the Company's Board of Directors approved payment of a first quarter 2014 cash dividend of $0.75 per share of common stock to the stockholders of record as of the close of business on March 14, 2014. The cash dividend totaling $14.3 million was paid on March 28, 2014. Payment of dividends is subject to limitations under both the Credit Agreement and the Indenture (see Note 4 - Long-Term Debt).

Stock Repurchase Program

In February 2013, the Company's Board of Directors approved a stock repurchase authorization of up to $100 million of DineEquity common stock. Under this program, the Company may repurchase shares on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements, and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the three months ended March 31, 2014, the Company repurchased 178,528 shares of common stock at a cost of $15.0 million. As of March 31, 2014, the Company has repurchased under the current authorization a cumulative total of 590,550 shares of common stock at a total cost of $44.7 million. The Company may repurchase up to an additional $55.3 million of common stock under the outstanding Board authorization. Repurchases of common stock are subject to limitations under both the Credit Agreement and the Indenture (see Note 4 - Long-Term Debt).

Treasury Stock

Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the three months ended March 31, 2014, the Company re-issued 307,556 treasury shares at a total FIFO cost of $11.1 million.

6. Income Taxes

The Company's effective tax rate was 38.2% for the three months ended March 31, 2014 as compared to 39.6% for the three months ended March 31, 2013. The effective tax rate in 2014 was lower compared to the same period of 2013 due to the tax provision in 2013 reflecting a higher amount of unrecognized tax benefits as a result of audits from taxing authorities.

 The total gross unrecognized tax benefit as of March 31, 2014 and December 31, 2013 was $2.8 million and $2.7 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $0.9 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

As of March 31, 2014, accrued interest was $3.1 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2013, accrued interest and penalties were $2.9 million and $0.1 million, respectively, excluding any related income tax benefits. The increase of $0.2 million of accrued interest is primarily related to an increase in unrecognized tax benefits as a result of recent audits by taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in the Consolidated Statements of Comprehensive Income.

The Company files federal income tax returns and the Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2008. In the second quarter of 2013, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report (“RAR”) related to its examination of the Company’s U.S federal income tax return for the tax years 2008 to 2010. The Company disagrees with a portion of the proposed assessments and has contested them through the IRS administrative appeals procedures. We anticipate the appeals process to continue into 2014. The Company believes that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

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

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$3.2	$3.2
Liability classified awards (credit) expense	(0.2)	0.5
Total pre-tax stock-based compensation expense	3.0	3.7
Tax benefit	(1.1)	(1.4)
Total stock-based compensation expense, net of tax	$1.9	$2.3

As of March 31, 2014, total unrecognized compensation costs of $13.4 million related to restricted stock and restricted stock units and $5.8 million related to stock options are expected to be recognized over a weighted average period of 1.8 years for restricted stock and restricted stock units and 1.7 years for stock options.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Stock-Based Compensation (Continued)

Equity Classified Awards - Stock Options

The estimated fair value of the stock options granted during the three months ended March 31, 2014 was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.57%
Weighted average historical volatility	51.4%
Dividend yield	3.68%
Expected years until exercise	4.6
Forfeitures	11.0%
Weighted average fair value of options granted	$27.02

Stock option balances as of March 31, 2014 and activity related to stock options for the three months ended March 31, 2014 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	775,059	$42.09
Granted	117,424	81.57
Exercised	(221,725)	29.87
Forfeited	(1,889)	72.28
Outstanding at March 31, 2014	668,869	52.99	6.7	$17,200,000
Vested at March 31, 2014 and Expected to Vest	634,658	51.77	6.6	$17,000,000
Exercisable at March 31, 2014	451,812	$44.17	5.6	$15,300,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of March 31, 2014 and activity related to restricted stock and restricted stock units for the three months ended March 31, 2014 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	266,252	$58.87	47,230	$64.57
Granted	85,831	81.69	12,483	81.57
Released	(54,267)	56.35	(14,784)	72.28
Forfeited	(6,923)	65.11	—	—
Outstanding at March 31, 2014	290,893	$65.92	44,929	$66.61

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Stock-Based Compensation (Continued)

Liability Classified Awards - Restricted Stock Units

The Company previously had issued shares of cash-settled restricted stock units to members of the Board of Directors. Originally these instruments were expected to be settled in cash and were recorded as liabilities based on the closing price of the Company’s common stock as of each period end. In February 2013, it was determined that, pursuant to the terms of the Plan, these restricted stock units would be settled in shares of common stock and all outstanding restricted stock units were converted to equity classified awards. Prior to the conversion, for the three months ended March 31, 2013, $0.3 million was included in pre-tax stock-based compensation expense for the cash-settled restricted stock units.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total shareholder return of DineEquity, Inc. common stock compared to the total shareholder returns of a peer group of companies. Although LTIP awards are both denominated and paid only in cash, because the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are liability classified awards. For the three months ended March 31, 2014 and 2013, a credit of $0.2 million and an expense of $0.2 million, respectively, were included in total stock-based compensation expense related to the LTIP awards. At March 31, 2014 and December 31, 2013, liabilities of $1.4 million and $2.8 million, respectively, related to LTIP awards were included as accrued employee compensation and benefits in the Consolidated Balance Sheets.

8. Segments

The Company has four reporting segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of March 31, 2014, the franchise operations segment consisted of (i) 1,988 restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 14 countries outside the United States; and (ii) 1,617 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and nine countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), IHOP franchise advertising fees and the portion of the franchise fees allocated to IHOP and Applebee's intellectual property.  Franchise operations expenses include IHOP advertising expenses, the cost of IHOP proprietary products, IHOP and Applebee's pre-opening training expenses and other franchise-related costs.

At March 31, 2014, the company restaurant operations segment consisted of 23 Applebee’s company-operated restaurants and 10 IHOP company-operated restaurants, all of which are located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs.

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Segments (Continued)

Information on segments and a reconciliation to net income before income taxes for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Revenues (all from external customers)
Franchise operations	$115.5	$111.9
Company restaurants	16.3	16.5
Rental operations	30.7	31.0
Financing operations	4.7	3.8
Total	$167.2	$163.2
Interest expense
Company restaurants	$0.1	$0.1
Rental operations	3.9	4.1
Corporate	25.0	25.3
Total	$29.0	$29.5
Depreciation and amortization
Franchise operations	$2.6	$2.8
Company restaurants	0.5	0.5
Rental operations	3.4	3.4
Corporate	2.3	2.1
Total	$8.8	$8.8
Income before income taxes
Franchise operations	$86.1	$83.7
Company restaurants	(0.0)	0.2
Rental operations	6.9	6.7
Financing operations	4.1	3.8
Corporate	(63.4)	(64.2)
Total	$33.7	$30.2

9. Net Income per Share

The computation of the Company's basic and diluted net income per share for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share data)
Numerator for basic and dilutive income per common share:
Net income	$20,824	$18,239
Less: Net income allocated to unvested participating restricted stock	(343)	(329)
Net income available to common stockholders - basic	20,481	17,910
Effect of unvested participating restricted stock in two-class calculation	2	1
Net income available to common stockholders - diluted	$20,483	$17,911
Denominator:
Weighted average outstanding shares of common stock - basic	18,794	18,911
Dilutive effect of stock options	260	282
Weighted average outstanding shares of common stock - diluted	19,054	19,193
Net income per common share:
Basic	$1.09	$0.95
Diluted	$1.08	$0.93

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements
The Company does not have a material amount of financial assets or liabilities that are required under U.S. GAAP to be measured on a recurring basis at fair value. The Company is not a party to any derivative financial instruments. The Company does not have a material amount of non-financial assets or non-financial liabilities that are required under U.S. GAAP to be measured at fair value on a recurring basis. The Company has not elected to use the fair value measurement option, as permitted under U.S. GAAP, for any assets or liabilities for which fair value measurement is not presently required.

The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate their carrying amounts due to their short duration.

The fair values of non-current financial liabilities at March 31, 2014 and December 31, 2013, determined based on Level 2 inputs, were as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, less current maturities	$1,203.2	$1,294.4	$1,203.5	$1,306.2

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $405.1 million as of March 31, 2014. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2014 through 2048. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 31, 2014.

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Each guarantor subsidiary is 100% owned by the Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Supplemental Condensed Consolidating Balance Sheet
March 31, 2014
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$65.8	$66.8	$0.6	$—	$133.2
Receivables, net	3.1	96.2	0.1	(8.0)	91.5
Prepaid expenses and other current assets	197.6	49.7	—	(199.7)	47.7
Deferred income taxes	(3.7)	30.2	—	—	26.5
Intercompany	(425.8)	419.6	6.2	—	—
Total current assets	(163.0)	662.6	6.9	(207.7)	298.9
Long-term receivables	—	194.1	—	—	194.1
Property and equipment, net	22.7	241.1	1.0	—	264.9
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	791.0	—	—	791.0
Other assets, net	15.5	93.5	—	—	109.0
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,572.8	$2,679.8	$8.0	$(1,905.2)	$2,355.2
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$12.7	$—	$—	$(8.0)	$4.7
Accounts payable	1.3	38.6	—	—	39.9
Accrued employee compensation and benefits	5.5	4.6	—	—	10.1
Gift card liability	—	111.0	—	—	111.0
Other accrued expenses	28.5	251.3	(0.1)	(199.7)	80.1
Total current liabilities	47.9	405.6	—	(207.7)	245.8
Long-term debt	1,203.2	—	—	—	1,203.2
Financing obligations	—	46.8	—	—	46.8
Capital lease obligations	—	108.5	—	—	108.5
Deferred income taxes	(2.9)	337.3	(0.3)	—	334.2
Other liabilities	6.1	91.5	0.9	—	98.5
Total liabilities	1,254.4	989.8	0.6	(207.7)	2,037.1
Total stockholders’ equity	318.4	1,690.0	7.4	(1,697.6)	318.2
Total liabilities and stockholders’ equity	$1,572.8	$2,679.8	$8.0	$(1,905.2)	$2,355.2
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Balance Sheet
December 31, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$50.3	$54.7	$1.0	$—	$106.0
Receivables, net	2.0	150.0	0.1	(8.0)	144.1
Prepaid expenses and other current assets	189.2	56.1	—	(187.7)	57.6
Deferred income taxes	(4.1)	28.0	—	—	23.9
Intercompany	(435.2)	429.4	5.8	—	—
Total current assets	(197.8)	718.1	7.0	(195.7)	331.6
Long-term receivables	—	197.2	—	—	197.2
Property and equipment, net	23.5	249.7	1.0	—	274.3
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	794.1	—	—	794.1
Other assets, net	16.2	93.9	—	—	110.1
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,539.5	$2,750.4	$8.0	$(1,893.3)	$2,404.6
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$12.7	$—	$—	$(8.0)	$4.7
Accounts payable	1.4	38.6	—	—	40.1
Accrued employee compensation and benefits	14.5	10.4	—	—	25.0
Gift card liability	—	172.0	—	—	172.0
Other accrued expenses	(13.7)	244.1	—	(187.7)	42.6
Total current liabilities	15.0	465.0	—	(195.7)	284.3
Long-term debt	1,203.5	—	—	—	1,203.5
Financing obligations	—	48.8	—	—	48.8
Capital lease obligations	—	111.7	—	—	111.7
Deferred income taxes	(0.3)	342.1	(0.3)	—	341.6
Other liabilities	5.9	92.7	0.9	—	99.5
Total liabilities	1,224.2	1,060.4	0.6	(195.7)	2,089.5
Total stockholders’ equity	315.3	1,690.0	7.4	(1,697.6)	315.2
Total liabilities and stockholders’ equity	$1,539.5	$2,750.4	$8.0	$(1,893.3)	$2,404.6
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2014
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$0.7	$130.8	$0.3	$—	$131.8
Rental revenues	—	30.8	—	—	30.7
Financing revenues	—	4.7	—	—	4.7
Total revenue	0.7	166.3	0.3	—	167.2
Franchise and restaurant expenses	0.7	45.0	—	—	45.7
Rental expenses	—	23.9	—	—	23.8
Financing expenses	—	0.6	—	—	0.6
General and administrative expenses	9.2	24.9	0.1	—	34.2
Interest expense	24.6	0.4	—	—	25.0
Amortization of intangible assets	—	3.1	—	—	3.1
Closure and impairment charges	—	0.1	0.1	—	0.2
Loss on disposition of assets	—	0.9	—	—	0.9
Intercompany dividend	(46.8)	—	—	46.8	—
Income before income taxes	12.9	67.5	0.1	(46.8)	33.7
Benefit (provision) for income taxes	7.9	(20.8)	—	—	(12.9)
Net income	$20.8	$46.8	$0.1	$(46.8)	$20.8
Total comprehensive income	$20.8	$46.8	$0.1	$(46.8)	$20.8
  (1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

Supplemental Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$0.7	$127.3	$0.3	$—	$128.3
Rental revenues	—	31.0	—	—	31.0
Financing revenues	—	3.8	—	—	3.8
Total revenue	0.7	162.1	0.3	—	163.2
Franchise and restaurant expenses	0.8	43.6	—	—	44.5
Rental expenses	—	24.3	—	—	24.3
General and administrative expenses	9.2	24.5	0.3	—	34.0
Interest expense	25.0	0.3	—	—	25.3
Amortization of intangible assets	—	3.1	—	—	3.1
Closure and impairment charges	—	0.7	0.1	—	0.8
Gain on disposition of assets	—	(0.1)	(0.3)	—	(0.3)
Debt modification costs	1.3	—	—	—	1.3
Intercompany dividend	(39.8)	—	—	39.8	—
Income before income taxes	4.2	65.7	0.1	(39.8)	30.2
Benefit (provision) for income taxes	14.1	(26.0)	—	—	(12.0)
Net income	$18.2	$39.7	$0.1	$(39.8)	$18.2
Total comprehensive income	$18.2	$39.7	$0.1	$(39.8)	$18.2
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Consolidating Financial Information (Continued)

 Supplemental Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(22.8)	$75.6	$—	$—	$52.8
Investing cash flows:
Additions to property and equipment	(1.3)	(0.7)	—	—	(2.0)
Principal receipts from long-term receivables	—	3.4	—	—	3.4
Proceeds from sale of assets	—	0.7	—	—	0.7
Other	—	(0.1)	—	—	(0.1)
Cash flows provided by (used in) investing activities	(1.3)	3.3	—	—	2.0
Financing cash flows:
Payment of debt	(1.2)	(2.7)	—	—	(3.9)
Repurchase of common stock	(15.0)	—	—	—	(15.0)
Dividends paid on common stock	(14.3)	—	—	—	(14.3)
Restricted cash	—	(3.7)	—	—	(3.7)
Other	9.2	0.1	—	—	9.2
Intercompany transfers	60.9	(60.5)	(0.4)	—	—
Cash flows provided by (used in) financing activities	39.6	(66.9)	(0.4)	—	(27.6)
Net change	15.5	12.1	(0.4)	—	27.2
Beginning cash and equivalents	50.3	54.7	1.0	—	106.0
Ending cash and equivalents	$65.8	$66.8	$0.6	$—	$133.2
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

Supplemental Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(14.5)	$85.5	$0.2	$—	$71.2
Investing cash flows:
Additions to property and equipment	(0.9)	(0.6)	—	—	(1.5)
Principal receipts from long-term receivables	—	3.8	—	—	3.8
Other	—	0.1	—	—	0.1
Cash flows provided by (used in) investing activities	(0.9)	3.3	—	—	2.4
Financing cash flows:
Payment of debt	(1.2)	(2.5)	—	—	(3.7)
Payment of debt modification costs	(1.3)	—	—	—	(1.3)
Dividends paid on common stock	(14.5)	—	—	—	(14.5)
Restricted cash	—	(2.7)	—	—	(2.7)
Other	1.3	0.1	—	—	1.4
Intercompany transfers	74.0	(74.0)	—	—	—
Cash flows provided by (used in) financing activities	58.2	(79.0)	—	—	(20.8)
Net change	42.9	9.7	0.2	—	52.8
Beginning cash and equivalents	9.9	54.0	0.6	—	64.5
Ending cash and equivalents	$52.8	$63.7	$0.9	$—	$117.4
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

Overview

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Except where the context indicates otherwise, the words “we,” “us,” “our” and the “Company” refer to DineEquity, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Through various subsidiaries we own, franchise and operate two restaurant concepts: Applebee's Neighborhood Grill & Bar® (“Applebee's®”), in the bar and grill segment within the casual dining category of the restaurant industry, and International House of Pancakes® (“IHOP®”), in the family dining category of the restaurant industry. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or by us. Over 99% of our 3,638 restaurants are franchised. We have 33 company-operated restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models. In addition, from time to time we may also operate, on a temporary basis until refranchised, IHOP restaurants that we reacquire for a variety of reasons from IHOP franchisees. There were no such restaurants included as company-operated restaurants as of March 31, 2014.

Domestically, Applebee's restaurants are located in every state except Hawaii, while IHOP restaurants are located in all 50 states and the District of Columbia. Internationally, Applebee's restaurants are located in one United States territory and 14 foreign countries; IHOP restaurants are located in two United States territories and nine foreign countries. With over 3,600 restaurants combined, we believe we are one of the largest full-service restaurant companies in the world.

Key Performance Indicators

In evaluating the performance of each concept, we consider the key performance indicators to be net franchise restaurant development and the percentage change in domestic system-wide same-restaurant sales. Since we are a 99% franchised company, expanding the number of franchise restaurants is an important driver of revenue growth because we currently do not plan to open any new Applebee's or IHOP company-operated restaurants. Revenue from our rental and financing operations, legacies from the IHOP business model we operated under prior to 2003, is subject to a progressive decline over time as interest-earning balances are repaid. Growth in both the number of franchise restaurants and sales at those restaurants will drive franchise revenues in the form of higher royalty revenues, additional franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of these key performance indicators for the three months ended March 31, 2014 is as follows:

	Three Months Ended
	March 31, 2014
	Applebee's	IHOP
Percentage (decrease) increase in domestic system-wide same-restaurant sales	(0.5)%	3.9%
Net franchise restaurant development(1)	—	10
___________________________________
(1) Franchise and area license openings, net of closings
IHOP's increase of 3.9% in domestic system-wide restaurant sales for three months ended March 31, 2014 was the fourth consecutive quarterly increase in domestic system-wide restaurant sales. The increase resulted from a higher average customer check partially offset by a slight decrease in customer traffic. IHOP significantly outperformed the overall restaurant industry as well as the family dining segment in this metric for the three months ended March 31, 2014. Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), same-restaurant sales decreased for both the overall restaurant industry and the family dining segment during the first quarter of 2014.
Applebee's domestic system-wide restaurant sales for three months ended March 31, 2014 decreased 0.5% as a decline in customer traffic was partially offset by an increase in average customer check. Applebee's performance was in line with that of the overall restaurant industry as well of as the casual dining segment, both of which decreased during the first quarter of 2014 based on data from Black Box.
During the three months ended March 31, 2014, Applebee's opened eight new restaurants while IHOP franchisees and area licensees opened 14 new restaurants. Applebee's franchisees closed eight restaurants during that time period, resulting in no net franchise restaurant growth. The closures were unrelated as each restaurant was closed by a different Applebee's franchisee. In addition to the 14 IHOP franchise restaurant openings, three restaurants that had been temporarily operated by us were refranchised to new owners. IHOP franchisees closed seven restaurants, resulting in net growth of 10 franchise restaurants. Of the seven IHOP closures, two were closed by the same franchisee and the other five were closed by different franchisees.
In 2014, we expect both IHOP and Applebee's franchisees to each open a total of between 40 to 50 new restaurants. The majority of openings for each brand are expected to be in domestic markets.
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

Consolidated cash flows from operating activities and consolidated free cash flow for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Consolidated cash flows from operating activities	$52.8	$71.2
Consolidated free cash flow	$50.3	$69.8
Additional detail on each of our key performance indicators is presented under the captions “Restaurant Development Activity,” “Restaurant Data,” and “Liquidity and Capital Resources” that follow.

Capital Allocation Strategy

In February 2013, our Board of Directors approved a capital allocation strategy that incorporates the return of a significant portion of our free cash flow to our stockholders. In conjunction therewith, the Board of Directors approved an authorization to repurchase up to $100 million of our common stock. Pursuant to that strategy, during the three months ended March 31, 2014 we declared and paid a quarterly cash dividend of $0.75 per share of our common stock totaling $14.3 million. We also repurchased 178,528 shares of our common stock at a total cost of $15.0 million during this period. As of March 31, 2014 we may repurchase up to an additional $55.3 million of common stock under the current authorization.

Restaurant Development Activity

The following table summarizes Applebee’s restaurant development activity during the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Applebee's Restaurant Development Activity
Summary - beginning of period:
Franchise	1,988	2,011
Company restaurants	23	23
Total Applebee's restaurants, beginning of period	2,011	2,034
Franchise restaurants opened:
Domestic	8	2
International	—	—
Total franchise restaurants opened	8	2
Franchise restaurants closed:
Domestic	(5)	(3)
International	(3)	(2)
Total franchise restaurants closed	(8)	(5)
Net franchise restaurant additions (reductions)	—	(3)
Summary - end of period:
Franchise	1,988	2,008
Company restaurants	23	23
Total Applebee's restaurants, end of period	2,011	2,031

The following table summarizes IHOP restaurant development activity during the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
IHOP Restaurant Development Activity
Summary - beginning of period:
Franchise	1,439	1,404
Area license	168	165
Company	13	12
Total IHOP restaurants, beginning of period	1,620	1,581

Franchise/area license restaurants opened:
Domestic franchise	9	8
Domestic area license	1	2
International franchise	4	2
Refranchised from Company	3	—
Total franchise/area license restaurants opened	17	12
Franchise/area license restaurants closed:
Domestic franchise	(5)	(4)
International franchise	(1)	—
International area license	(1)	—
Total franchise/area license restaurants closed	(7)	(4)
Net franchise/area license restaurant additions	10	8

Summary - end of period:
Franchise	1,449	1,410
Area license	168	167
Company	10	12
Total IHOP restaurants, end of period	1,627	1,589

Restaurant Data

The following table sets forth, for the three months ended March 31, 2014 and 2013, the number of “Effective Restaurants” in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended
—	March 31,
	2014	2013
	(Unaudited)
Applebee's Restaurant Data
Effective Restaurants(a)
Franchise	1,985	2,006
Company	23	23
Total	2,008	2,029

System-wide(b)
Sales percentage change(c)	(0.7)%	(0.4)%
Domestic same-restaurant sales percentage change(d)	(0.5)%	(1.3)%

Franchise(b)
Sales percentage change(c) (e)	(0.7)%	7.2%
Domestic same-restaurant sales percentage change(d)	(0.5)%	(1.2)%
Average weekly domestic unit sales (in thousands)	$49.5	$49.3

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,439	1,408
Area license	169	167
Company	11	12
Total	1,619	1,587

System-wide(b)
Sales percentage change(c)	6.5%	2.4%
Domestic same-restaurant sales percentage change(d)	3.9%	(0.5)%

Franchise(b)
Sales percentage change(c)	6.4%	2.3%
Domestic same-restaurant sales percentage change(d)	3.9%	(0.5)%
Average weekly domestic unit sales (in thousands)	$36.4	$34.9

Area License(b)
Sales percentage change(c)	8.0%	4.1%

(a)   “Effective Restaurants” are the weighted average number of restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by franchisees and area licensees as well as those owned by the Company.

(b)   “System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Reported sales (unaudited)
Applebee's franchise restaurant sales	$1,183.1	$1,191.5
IHOP franchise restaurant sales	$680.3	$639.3
IHOP area license restaurant sales	$70.1	$64.9

(c)   “Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal period compared to the prior fiscal period for all restaurants in that category.

(d)   “Domestic same-restaurant sales percentage change” reflects the percentage change in sales in any given fiscal period, compared to the same weeks in the prior fiscal period, for domestic restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new unit openings and restaurant closures, the domestic restaurants open throughout both fiscal periods being compared may be different from period to period. Domestic same-restaurant sales percentage change does not include data on IHOP area license restaurants.

(e)   The sales percentage change for the three months ended March 31, 2013 for Applebee’s franchise restaurants was impacted by the refranchising of 154 company-operated restaurants during 2012.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Same-restaurant Sales Trends

Applebee’s domestic system-wide same-restaurant sales decreased 0.5% for the three months ended March 31, 2014 from the same period in 2013. A decline in customer traffic was partially offset by an increase in average customer check. Same-restaurant sales performance for the first three months of 2014 is not necessarily indicative of results expected for the full year.
IHOP’s domestic system-wide same-restaurant sales increased 3.9% for the three months ended March 31, 2014 from the same period in 2013, the fourth consecutive quarterly increase in same-restaurant sales. The improvement resulted from a higher average customer check partially offset by a slight decrease in customer traffic. Same-restaurant sales performance for the first three months of 2014 is not necessarily indicative of results expected for the full year.

Both of our brands experienced a decline in customer traffic during the three months ended March 31, 2014. Based on data from Black Box, customer traffic declined during that period for the restaurant industry overall, as well as for both the casual dining and family dining segments of the restaurant industry. We believe the inclement weather experienced by much of the country during the first quarter exacerbated the traffic decline of both our brands and the restaurant industry as a whole. In the short term, a decline in customer traffic may be offset by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition.

We continue to evaluate opportunities to improve same-restaurant sales and traffic. We focus on differentiating our two brands through innovative advertising, enhancing our menus and bar offerings, achieving operational excellence each day, and keeping our restaurants contemporary. To drive each brand forward, we will leverage what has worked to improve sales, while remaining focused on generating sustainable positive traffic. A key element of our strategy includes updating the core menus of each brand several times per year. Our first IHOP update of 2014 added Sweet Cream Cheese Crepes, available with different fruit toppings, as well as the integration of spicy flavor into several menu items. Applebee's renowned “2 for $20” offering was updated with two new “Fresh Flavors of the Southwest” dishes, Citrus Lime Sirloin and Chicken & Shrimp Tequila Tango.

Applebee’s franchisees remodeled 64 restaurants in the first quarter of 2014. At the end of the quarter, 75% of the domestic Applebee's system had the new revitalized look and we project that the remodel program will be 95% complete by the end of this year.

Franchisee Matters

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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2014 and 2013

SUMMARY

	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2014	2013
	(In millions)
Revenue	$167.2	$163.2	$4.0
Segment profit	97.1	94.4	2.7
Segment profit as % of revenue	58.1%	57.9%	0.2%
General & administrative expenses	34.2	34.0	(0.2)
Interest expense	25.0	25.3	0.3
Debt modification costs	—	1.3	1.3
Other expenses, net (1)	4.2	3.6	(0.6)
Income tax provision	12.9	12.0	(0.9)
Effective tax rate	38.2%	39.6%	1.4%
Net income	$20.8	$18.2	$2.6
 ______________________________________________________________________________
(1) Amortization of intangible assets, closure and impairment charges, loss on extinguishment of debt and gain/loss on disposition of assets

Net income for three months ended March 31, 2014 increased 14.1% compared with the same period of the prior year. This was primarily due to an increase in franchise segment profit that resulted from a 3.9% increase in IHOP's domestic same-restaurant sales and a 2.1% increase in the weighted average number of IHOP franchise and area license restaurants open during the period. Additionally, we had incurred $1.3 million in debt modification costs during the three months ended March 31, 2013 with no similar costs in 2014. General and administrative (“G&A”) and interest expenses were essentially consistent with the prior year period.

REVENUE

	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2014	2013
	(In millions)
Franchise	$115.5	$111.9	$3.6
Company	16.3	16.5	(0.2)
Rental	30.7	31.0	(0.3)
Financing	4.7	3.8	0.9
Total revenue	$167.2	$163.2	$4.0

 Total revenue for the three months ended March 31, 2014 increased 2.5% compared to the prior year. The improvement was primarily due to higher franchise revenues that resulted from an increase in IHOP same-restaurant sales during the quarter and IHOP restaurant development over the past twelve months. Financing segment revenues increased due to fees of $1.4 million associated with the negotiated early termination of two leases. Early lease terminations such as these occur relatively infrequently and should not be considered indicative of any trend with respect to financing segment revenue.

SEGMENT PROFIT (LOSS)

	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2014	2013
	(In millions)
Franchise operations	$86.1	$83.7	$2.4
Company restaurant operations	(0.0)	0.2	(0.2)
Rental operations	6.9	6.7	0.2
Financing operations	4.1	3.8	0.3
Total	$97.1	$94.4	$2.7

Segment profit for the three months ended March 31, 2014 increased 2.8% compared to the prior year, primarily due to the higher franchise revenues resulting from a 3.9% increase in IHOP's domestic same-restaurant sales during the quarter and IHOP restaurant development over the past twelve months.

Franchise Operations

	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2014	2013
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,985	2,006	(21)
IHOP	1,608	1,575	33
Franchise Revenues:
Applebee’s	$50.7	$50.7	$0.0
IHOP	43.6	41.2	2.4
IHOP advertising	21.2	20.0	1.2
Total franchise revenues	115.5	111.9	3.6
Franchise Expenses:
Applebee’s	1.4	1.5	0.1
IHOP	6.8	6.7	(0.1)
IHOP advertising	21.2	20.0	(1.2)
Total franchise expenses	29.4	28.2	(1.2)
Franchise Segment Profit:
Applebee’s	49.3	49.2	0.1
IHOP	36.8	34.5	2.3
Total franchise segment profit	$86.1	$83.7	$2.4
Segment profit as % of revenue (2)	74.6%	74.8%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee’s franchise revenue for the three months ended March 31, 2014 was consistent with the same period of the prior year. An increase in franchise fees associated with eight restaurant openings in the first quarter of 2014 was offset by a 1.0% decrease in Effective Franchise Restaurants and a 0.5% decrease in domestic same-restaurant sales.

The $2.4 million increase in IHOP franchise revenue (other than advertising) for the three months ended March 31, 2014 was due to higher royalty revenues resulting from a 3.9% increase in domestic same-restaurant sales and a 2.1% increase in Effective Franchise Restaurants, as well as a $0.5 million increase in sales volumes of pancake and waffle dry mix. The increase in IHOP franchise expenses (other than advertising) for the three months ended March 31, 2014 was primarily due to higher purchase volumes of pancake and waffle dry mix, partially offset by lower bad debt expense.

IHOP’s franchise expenses are substantially higher than Applebee’s due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations. However, because we have less contractual control over Applebee’s advertising expenditures, that activity is considered to be an agency relationship and therefore is not recognized as franchise revenue and expense. The increases in IHOP advertising revenue and expense for the three months ended March 31, 2014 were primarily due to the increase in domestic franchise same-restaurant sales and the increase in Effective Franchise Restaurants that also impacted IHOP franchise revenue as noted above.

The $2.4 million increase in franchise segment profit for the three months ended March 31, 2014 was primarily due to a 3.9% increase in IHOP's domestic same-restaurant sales and an increase in IHOP's Effective Franchise Restaurants due to new restaurant development over the past twelve months.

Company Restaurant Operations

	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2014	2013
	(In millions, except number of restaurants)
Effective Company Restaurants:(1)
Applebee’s	23	23	—
IHOP	11	12	(1)

Company restaurant sales	$16.3	$16.5	$(0.2)
Company restaurant expenses	16.3	16.3	—
Company restaurant segment profit	$(0.0)	$0.2	$(0.2)
Segment profit as % of revenue (2)	(0.0)%	1.1%
_____________________________________________________
(1) Effective Company Restaurants are the weighted average number of company restaurants open in a given fiscal period, adjusted to account for company restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

As of March 31, 2014, company restaurant operations comprised 23 Applebee’s company-operated restaurants and 10 IHOP company-operated restaurants. We operate these restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models and accordingly, we do not anticipate these restaurants will generate a significant amount of profit or loss in any given period. Additionally, from time to time we may also operate restaurants reacquired from IHOP franchisees on a temporary basis until the restaurants are refranchised. On a weighted average basis, there were several reacquired IHOP restaurants operated by us during the three months ended March 31, 2014 and 2013, but as of March 31, 2014 there were no such reacquired restaurants operated by us.

Rental Operations

	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2014	2013
	(In millions)
Rental revenues	$30.7	$31.0	$(0.3)
Rental expenses	23.8	24.3	0.5
Rental operations segment profit	$6.9	$6.7	$0.2
Segment profit as % of revenue (1)	22.4%	21.7%
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

Rental revenue for the three months ended March 31, 2014 decreased primarily due to a decline in interest income as direct financing leases are repaid. The decrease in rental segment expenses during the three months ended March 31, 2014 was primarily due to progressive declines over time in interest expense on capital lease obligations and depreciation expense on capital lease assets.

Financing Operations

	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2014	2013
	(In millions)
Financing revenues	$4.7	$3.8	$0.9
Financing expenses	0.6	—	(0.6)
Financing operations segment profit	$4.1	$3.8	$0.3
Segment profit as % of revenue (1)	87.4%	100.0%
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

The increase in financing revenue for the three months ended March 31, 2014 was primarily due to fees of $1.4 million associated with the negotiated early termination of two leases. This increase was partially offset by a $0.4 million decrease in sales of equipment associated with IHOP restaurants reacquired from franchisees and a $0.2 million decrease in interest revenue resulting from the progressive decline in note balances due to repayments. Financing expenses for the three months ended March 31, 2014 were the cost of sales of equipment associated with IHOP restaurants reacquired from franchisees. There were no franchise segment expenses associated with refranchising activity in the first quarter of 2013.

OTHER EXPENSE AND INCOME ITEMS

	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2014	2013
	(In millions)
General and administrative expenses	$34.2	$34.0	$(0.2)
Interest expense	25.0	25.3	0.3
Amortization of intangible assets	3.1	3.1	—
Closure and impairment charges	0.2	0.8	0.6
Debt modification costs	—	1.3	1.3
Loss (gain) on disposition of assets	0.9	(0.3)	(1.2)
Provision for income taxes	12.9	12.0	(0.9)

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2014 increased less than 1% compared to the same period of the prior year. Higher costs for severance and consumer research were offset by lower costs for professional services, lower bonus expenses and lower costs for liability-classified stock based compensation awards.

Interest Expense

Interest expense for the three months ended March 31, 2014 decreased by $0.3 million compared to the same period of the prior year. The interest rate on our Term Loans was 3.75% for three months ended March 31, 2014, whereas the interest rate on our Term Loans was 4.25% at the beginning of 2013 but was reduced to 3.75% after the debt modification noted below. Additionally, average interest-bearing debt outstanding (our Term Loans, Senior Notes and financing obligations) during the three months ended March 31, 2014 was approximately $5 million lower than the same period of the prior year.

Amortization of Intangible Assets

Amortization of intangible assets relates to intangible assets, primarily franchising rights, that arose from the November 2007 acquisition of Applebee's. Absent any impairment of the assets, the annual amount of amortization expense will decline by approximately $2 million on an annualized basis in 2015 as intangible assets with shorter lives become fully amortized.

Closure and Impairment Charges

Closure and impairment charges were $0.2 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. There were no individually significant transactions in either period.

During the quarter ended March 31, 2014, we performed an assessment of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing that assessment. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets. No such indicators were noted.

Debt Modification Costs

On February 4, 2013, we entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement under our Senior Secured Credit Facility (the “Credit Agreement”). For a description of Amendment No. 2, refer to Note 7 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Fees paid to third parties of $1.3 million in connection with Amendment No. 2 were included as “Debt modification costs” in the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013.

Loss (Gain) on Disposition of Assets

We recognized a loss on disposition of assets of $0.9 million for the three months ended March 31, 2014 compared to a gain of $0.3 million for the three months ended March 31, 2013. There were no individually significant dispositions during either period.

Provision for Income Taxes

Our effective tax rate was 38.2% for the three months ended March 31, 2014 compared to 39.6% for the three months ended March 31, 2013. The effective tax rate in 2014 was lower compared to the same period of 2013 due to the tax provision in 2013 reflecting a higher amount of unrecognized tax benefits as a result of audits from taxing authorities.

Liquidity and Capital Resources

Credit Facilities

We have a $75.0 million revolving credit facility (the “Revolving Facility”) under our Credit Agreement. During the three months ended March 31, 2014, we did not borrow from our Revolving Facility and there were no outstanding borrowings under the Revolving Facility at March 31, 2014. The Revolving Facility is also used to collateralize letters of credit we are required to maintain for insurance purposes. Our available borrowing capacity under the Revolving Facility is reduced by the outstanding letters of credit, which totaled $11.1 million at March 31, 2014.

Restricted Payments

The Credit Agreement contains provisions considered customary for similar types of facilities that limit certain permitted restricted payments, including those related to dividends on and repurchases of our common stock. The limitation on restricted payments under the Credit Agreement is calculated quarterly. Such restricted payments are limited to a cumulative amount comprised of (i) a general restricted payments allowance of $35.0 million, plus (ii) 50% of Excess Cash Flow (as defined in the Credit Agreement) for each fiscal quarter in which the consolidated leverage ratio is greater than or equal to 5.75:1; (iii) 75% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; (iv) 100% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is less than 5.25:1; and (v) proceeds from the exercise of stock options, less any restricted payments made. The permitted amount of future restricted payments under the Credit Agreement, calculated as of March 31, 2014, was approximately $120 million.

The Indenture under which the Senior Notes due October 2018 (the “Senior Notes”) were issued (the “Indenture”) also contains a limitation on restricted payments that is calculated on an annual basis. Such restricted payments are limited to a cumulative amount comprised of (i) 50% of consolidated net income (as defined in the Indenture), plus (ii) proceeds from exercise of stock options, less any restricted payments made. The permitted amount of future restricted payments under the Indenture, calculated as of December 31, 2013, was approximately $112 million. We estimate the net activity during the three months ended March 31, 2014 has reduced the permitted amount of future restricted payments under the Indenture by approximately $10 million.

We made restricted payments of $29.3 million during the three months ended March 31, 2014, comprised of cash dividends on our common stock of $14.3 million and repurchases of common stock of $15.0 million.

Debt Covenants

Pursuant to our Credit Agreement, we are required to comply with a maximum consolidated leverage ratio and a minimum consolidated cash interest coverage ratio. Our current maximum consolidated leverage ratio of total debt (net of unrestricted cash not to exceed $75 million) to adjusted EBITDA is 6.75:1. Our current minimum ratio of adjusted EBITDA to consolidated cash interest is 1.75:1. Compliance with each of these ratios is required quarterly, calculated on a trailing four-quarter basis. The ratio thresholds become more rigorous over time. The maximum consolidated leverage ratio, which began at 7.5:1, declines in annual 25-basis-point decrements, beginning with the first quarter of 2012, to 6.5:1 by the first quarter of 2015, then to 6.0:1 for the first quarter of 2016 until the Credit Agreement expires in October 2017. The minimum consolidated cash interest coverage ratio began at 1.5:1, increased to 1.75:1 beginning with the first quarter of 2013, will increase to 2.0:1 beginning with the first quarter of 2016 and will remain at that level until the Credit Agreement expires in October 2017. There are no financial maintenance covenants associated with our Senior Notes.

For the trailing four quarters ended March 31, 2014, our consolidated leverage ratio was 4.7:1 and our cash interest coverage ratio was 2.5:1 (see Exhibit 12.1). Our adjusted EBITDA for the trailing twelve months ended March 31, 2014 exceeded the amount necessary to remain in compliance with these ratios by 43% and 46%, respectively.

The adjusted EBITDA used in calculating these ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our income before income taxes, as determined in accordance with U.S. GAAP, and adjusted EBITDA used for covenant compliance purposes is as follows:

Trailing Twelve Months Ended March 31, 2014

(In thousands)
U.S. GAAP income before income taxes	$114,141
Interest charges	115,888
Depreciation and amortization	35,302
Non-cash stock-based compensation	9,318
Closure and impairment charges	974
Gain on sale of assets	1,022
Other	4,301
Adjusted EBITDA	$280,946

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

Our Senior Notes and our Credit Agreement are also subject to affirmative and negative covenants considered customary for similar types of facilities, including, but not limited to, covenants with respect to incremental indebtedness, liens, investments, affiliate transactions, and capital expenditures. These covenants are subject to a number of important limitations, qualifications and exceptions. Certain of these covenants will not be applicable to the Senior Notes during any time that the Senior Notes maintain investment grade ratings.

Potential Refinancing of Indebtedness

Our Credit Agreement expires in October 2017 and our Senior Notes are due in October 2018. We continually review all available options to efficiently manage our debt portfolio in light of, among other things, prevailing interest rates, the current and forecast economic climate and our overall business strategy. We anticipate refinancing some or all of our indebtedness in 2014 if financial market and economic conditions are favorable for us to do so. There can be no assurance regarding the timing of the refinancing transaction or that the transaction will be completed. In the event the Senior Notes are repaid prior to October 2018, we may be liable for certain make-whole payments. These make-whole payments, should they be required, will be determined in accordance with the terms of the Indenture under which the Senior Notes were issued. We estimate the make-whole payment was approximately $75.3 million at March 31, 2014. The make-whole payment will decline monthly from that amount to approximately $36.1 million as of October 30, 2014. The make-whole payment will then decline in two step-downs, first to $18.1 million on October 30, 2015, then to zero on October 30, 2016. The monthly decline between March 2014 and October 2014 will be relatively linear, although the actual calculation includes a number of unpredictable variables, including prevailing interest rates at the specific point in time a make-whole payment, should one be required, is calculated.

Dividends

Our Board of Directors approved payment of a first quarter 2014 cash dividend of $0.75 per share of our common stock to the stockholders of record as of the close of business on March 14, 2014. The cash dividend totaling $14.3 million was paid on March 28, 2014. As discussed under “Restricted Payments” above, payment of dividends is subject to limitations under both our Credit Agreement and Senior Notes. We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements, the limitations on restricted payments and other factors.

Share Repurchases

In February 2013, our Board of Directors approved a stock repurchase authorization of up to $100 million of our common stock. During the three months ended March 31, 2014, we repurchased 178,528 shares of our common stock at a cost of $15.0 million. As of March 31, 2014, we have repurchased a cumulative total of 590,550 shares of our common stock under the current authorization at a total cost of $44.7 million. We may repurchase up to an additional $55.3 million of our common stock under the outstanding Board authorization. As discussed under “Restricted Payments” above, repurchases of common stock are subject to limitations under both our Credit Agreement and Senior Notes. We evaluate repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements, the limitations on restricted payments and other factors.

Cash Flows

In summary, our cash flows for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013	Variance
	(In millions)
Net cash provided by operating activities	$52.8	$71.2	$(18.4)
Net cash provided by investing activities	2.0	2.4	(0.4)
Net cash used in financing activities	(27.6)	(20.8)	(6.8)
Net increase in cash and cash equivalents	$27.2	$52.8	$(25.6)

Operating Activities

Cash provided by operating activities decreased $18.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to an unfavorable net change in working capital. Net changes in working capital provided cash of $28.7 million during the first three months of 2014 compared to $43.7 million of cash provided during the first three months of 2013, an unfavorable variance of $15.0 million. This variance was due primarily to changes in prepaid rent balances that arise solely from the variability of our non-calendar fiscal period ends and an increase in payments for bonuses accrued for fiscal 2013.

Additionally, for the first three months of 2014, our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, gains on asset sales, deferred taxes and stock-based compensation) decreased by $3.4 million compared to 2013. Net income for the three months ended March 31, 2014 increased $2.6 million compared to the same period of 2013, primarily due to higher franchise segment profit, but this was more than offset by an increase in excess tax benefits for stock-based compensation that reduce operating cash flows.

Investing Activities

Investing activities provided net cash of $2.0 million for the three months ended March 31, 2014. Principal receipts from notes, equipment contracts and other long-term receivables of $3.4 million and proceeds from asset sales of $0.7 million were partially offset by $2.0 million in capital expenditures. Capital expenditures are expected to be approximately $10 million for fiscal 2014.

Financing Activities

Financing activities used net cash of $27.6 million for the three months ended March 31, 2014. Cash used in financing activities primarily consisted of repurchases of our common stock totaling $15.0 million, cash dividends on our common stock totaling $14.3 million, repayments of capital lease, financing obligations and long-term debt of $3.9 million, and an increase in marketing fund restricted cash of $3.7 million. Cash provided by financing activities primarily consisted of a net cash inflow of $9.2 million related to equity awards.

At March 31, 2014, our cash and cash equivalents totaled $133.2 million, including approximately $65.1 million of cash held for gift card programs and advertising funds.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowing capacity under our Revolving Facility will be adequate to meet our liquidity needs for the next twelve months. We have not entered into hedging agreements to mitigate the effect of changes in variable interest rates charged on borrowings under the Credit Agreement.

Free Cash Flow

We define “free cash flow” for a given period as cash provided by operating activities, plus receipts from notes, equipment contracts and other long-term receivables (collectively, “long-term receivables”), less additions to property and equipment, principal payments on capital lease and financing obligations and the mandatory annual repayment of 1% of the principal balance of our borrowings under Amendment No. 2 of our Credit Agreement (the “Term Loans”). We believe this information is helpful to investors to determine our cash available for general corporate purposes and for the return of cash to stockholders pursuant to our capital allocation strategy.

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Three Months Ended
	March 31,
	2014	2013	Variance
	(In millions)
Cash flows provided by operating activities	$52.8	$71.2	$(18.4)
Principal receipts from long-term receivables	3.4	3.8	(0.4)
Additions to property and equipment	(2.0)	(1.5)	(0.5)
Principal payments on capital lease and financing obligations	(2.7)	(2.5)	(0.2)
Mandatory 1% repayment of principal balance of Term Loans	(1.2)	(1.2)	—
Free cash flow	$50.3	$69.8	$(19.5)
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations and Commitments

There were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended March 31, 2014, there were no significant changes in our estimates and critical accounting policies.

See Note 3, “Accounting Policies,” in the Notes to Consolidated Financial Statements for a discussion of recently adopted accounting standards and newly issued accounting standards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2013.

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

Item 1A.  Risk Factors.

There were no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
December 30, 2013 – January 26, 2014(a)	741	$83.83	—	$70,300,000
January 27, 2014 – February 23, 2014(a)	643	$77.81	—	$70,300,000
February 24, 2014 – March 30, 2014(b)	199,099	$83.99	178,528	$55,300,000
Total	200,483	$83.97	178,528	$55,300,000
(a) These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations arising upon vesting of restricted stock awards.
(b) These amounts include 20,571 shares owned and tendered by employees at an average price of $83.58 to satisfy tax withholding obligations arising upon vesting of restricted awards during the month ended March 30, 2014.
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to Registrant's Form 8-K filed on December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K filed on June 2, 2008 is incorporated herein by reference).
*†10.1	Employment Agreement between DineEquity, Inc. and Steven R. Layt dated February 25, 2014.
*12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the trailing twelve months ended March 31, 2014.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

Dated:	May 1, 2014	By:	/s/ Julia A. Stewart
Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	May 1, 2014	By:	/s/ Thomas W. Emrey
Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

Dated:	May 1, 2014	By:	/s/ Greggory Kalvin
Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)