Form 10-Q
period 2014-06-30
DineEquity, Inc
filed 2014-07-29
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2014
 OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2014
Common Stock, $0.01 par value	19,861,925

DineEquity, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,350	$106,011
Receivables, net	91,187	144,137
Prepaid gift cards	40,459	49,223
Prepaid income taxes	—	4,708
Deferred income taxes	28,874	23,853
Other current assets	12,323	3,650
Total current assets	273,193	331,582
Long-term receivables, net	190,380	197,153
Property and equipment, net	261,201	274,295
Goodwill	697,470	697,470
Other intangible assets, net	788,105	794,057
Other assets, net	108,740	110,085
Total assets	$2,319,089	$2,404,642
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,720	$4,720
Accounts payable	41,138	40,050
Gift card liability	108,046	171,955
Accrued employee compensation and benefits	14,404	24,956
Accrued interest payable	13,622	13,575
Income taxes payable	10,812	—
Current maturities of capital lease and financing obligations	12,936	12,247
Other accrued expenses	19,098	16,770
Total current liabilities	224,776	284,273
Long-term debt, net (less current maturities)	1,202,995	1,203,517
Capital lease obligations (less current maturities)	105,212	111,707
Financing obligations (less current maturities)	46,815	48,843
Deferred income taxes	330,525	341,578
Other liabilities	98,173	99,545
Total liabilities	2,008,496	2,089,463
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, shares: 40,000,000 authorized; June 30, 2014 - 25,277,373 issued, 18,967,460 outstanding; December 31, 2013 - 25,299,315 issued, 19,040,890 outstanding	253	253
Additional paid-in-capital	276,636	274,202
Retained earnings	348,026	336,578
Accumulated other comprehensive loss	(56)	(164)
Treasury stock, at cost; shares: June 30, 2014 - 6,309,913; December 31, 2013 - 6,258,425	(314,266)	(295,690)
Total stockholders’ equity	310,593	315,179
Total liabilities and stockholders’ equity	$2,319,089	$2,404,642

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Segment Revenues:
Franchise and restaurant revenues	$126,444	$124,153	$258,239	$252,482
Rental revenues	30,709	30,731	61,462	61,734
Financing revenues	3,368	3,230	8,021	7,067
Total segment revenues	160,521	158,114	327,722	321,283
Segment Expenses:
Franchise and restaurant expenses	42,155	42,308	87,833	86,784
Rental expenses	23,653	24,535	47,519	48,804
Financing expenses	240	245	825	245
Total segment expenses	66,048	67,088	136,177	135,833
Gross segment profit	94,473	91,026	191,545	185,450
General and administrative expenses	34,816	35,641	69,001	69,673
Interest expense	24,942	24,956	49,911	50,251
Amortization of intangible assets	3,070	3,069	6,141	6,140
Closure and impairment charges	637	324	837	1,162
Loss on extinguishment of debt	6	16	12	36
Debt modification costs	—	—	—	1,296
(Gain) loss on disposition of assets	(130)	64	797	(254)
Income before income tax provision	31,132	26,956	64,846	57,146
Income tax provision	(11,965)	(10,019)	(24,855)	(21,970)
Net income	19,167	16,937	39,991	35,176
Other comprehensive (income) loss, net of tax:
Adjustment to unrealized loss on available-for-sale investments	107	—	107	—
Foreign currency translation adjustment	7	(4)	1	(8)
Total comprehensive income	$19,281	$16,933	$40,099	$35,168
Net income available to common stockholders:
Net income	$19,167	$16,937	$39,991	$35,176
Less: Net income allocated to unvested participating restricted stock	(307)	(298)	(649)	(627)
Net income available to common stockholders	$18,860	$16,639	$39,342	$34,549
Net income available to common stockholders per share:
Basic	$1.00	$0.88	$2.09	$1.82
Diluted	$1.00	$0.87	$2.07	$1.80
Weighted average shares outstanding:
Basic	18,776	18,953	18,785	18,932
Diluted	18,955	19,222	19,003	19,207

Dividends declared per common share	$0.75	$0.75	$1.50	$1.50
Dividends paid per common share	$0.75	$0.75	$1.50	$1.50

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$39,991	$35,176
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	17,498	17,636
Non-cash interest expense	3,315	3,054
Deferred income taxes	(16,047)	(15,335)
Non-cash stock-based compensation expense	5,508	5,842
Tax benefit from stock-based compensation	3,578	2,943
Excess tax benefit from share-based compensation	(4,455)	(1,567)
Loss (gain) on disposition of assets	797	(254)
Debt modification costs	—	1,281
Other	(867)	1,072
Changes in operating assets and liabilities:
Receivables, net	54,225	34,670
Current income tax receivables and payables	16,004	8,716
Prepaid expenses and other current assets	7,156	16,476
Accounts payable	1,911	8,089
Accrued employee compensation and benefits	(10,552)	(7,612)
Gift card liability	(63,911)	(59,936)
Other accrued expenses	1,841	5,178
Cash flows provided by operating activities	55,992	55,429
Cash flows from investing activities:
Additions to property and equipment	(4,086)	(2,953)
Proceeds from sale of property and equipment	681	—
Principal receipts from notes, equipment contracts and other long-term receivables	6,066	7,063
Other	75	11
Cash flows provided by investing activities	2,736	4,121
Cash flows from financing activities:
Repayment of long-term debt	(2,400)	(2,400)
Payment of debt modification costs	—	(1,281)
Principal payments on capital lease and financing obligations	(5,570)	(5,018)
Repurchase of DineEquity common stock	(30,006)	(14,504)
Dividends paid on common stock	(28,518)	(28,885)
Repurchase of restricted stock	(1,944)	(2,841)
Proceeds from stock options exercised	6,658	3,348
Excess tax benefit from share-based compensation	4,455	1,567
Change in restricted cash	(7,064)	1,564
Cash flows used in financing activities	(64,389)	(48,450)
Net change in cash and cash equivalents	(5,661)	11,100
Cash and cash equivalents at beginning of period	106,011	64,537
Cash and cash equivalents at end of period	$100,350	$75,637
Supplemental disclosures:
Interest paid in cash	$53,767	$54,451
Income taxes paid in cash	$22,169	$25,469

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2014.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first quarter of fiscal 2014 began December 30, 2013 and ended on March 30, 2014; the second quarter of fiscal 2014 ended on June 29, 2014. The first quarter of fiscal 2013 began December 31, 2012 and ended on March 31, 2013; the second quarter of fiscal 2013 ended on June 30, 2013.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company will be required to apply the provisions of ASU 2014-09 beginning with its first fiscal quarter of 2017, either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption; early adoption is not permitted.

The guidance in ASU 2014-09 supersedes nearly all of the existing general revenue recognition guidance under U.S. GAAP as well as most industry-specific revenue recognition guidance, including guidance with respect to revenue recognition by franchisors. The Company believes the recognition of the majority of its revenues, including franchise royalty revenues, sales of IHOP pancake and waffle dry mix and retail sales at company-operated restaurants will not be affected by ASU 2014-09. Additionally, lease rental revenues are not within the scope of ASU 2014-09 guidance. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures and which method of adoption will be used.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company or are not expected to have a material effect on the Company's consolidated financial statements as a result of future adoption.

4. Long-Term Debt

Long-term debt consisted of the following components:
	June 30, 2014	December 31, 2013
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 3.75% as of June 30, 2014 and December 31, 2013	$464.8	$467.2
Senior Notes due October 2018, at a fixed rate of 9.5%	760.8	760.8
Discount	(17.9)	(19.8)
Total long-term debt	1,207.7	1,208.2
Less: current maturities	(4.7)	(4.7)
Long-term debt, less current maturities	$1,203.0	$1,203.5

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Long-Term Debt (Continued)

Compliance with Covenants and Restrictions

The Credit Agreement contains provisions considered customary for similar types of facilities that limit certain permitted restricted payments, including those related to dividends on and repurchases of the Company's common stock. The limitation on restricted payments under the Credit Agreement is calculated quarterly. Such restricted payments are limited to a cumulative amount comprised of (i) a general restricted payments allowance of $35.0 million, plus (ii) 50% of Excess Cash Flow (as defined in the Credit Agreement) for each fiscal quarter in which the consolidated leverage ratio is greater than or equal to 5.75:1; (iii) 75% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; (iv) 100% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is less than 5.25:1; and (v) proceeds from the exercise of stock options, less any amounts paid as dividends or to repurchase the Company's common stock. As of June 30, 2014, our permitted amount of future restricted payments under the Credit Agreement was approximately $101 million.

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

The Company was in compliance with all the covenants and restrictions related to its Senior Secured Credit Facility and Senior Notes as of June 30, 2014.

5. Stockholders' Equity

Dividends

The Company paid quarterly dividends of $0.75 per share of common stock on March 28, 2014 and June 27, 2014; each quarterly payment totaled $14.3 million. Payment of dividends is subject to limitations under both the Credit Agreement and the Indenture (see Note 4 - Long-Term Debt).

Stock Repurchase Program

In February 2013, the Company's Board of Directors approved a stock repurchase authorization of up to $100 million of DineEquity common stock. Under this program, the Company may repurchase shares on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements, and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the six months ended June 30, 2014, the Company repurchased 367,256 shares of common stock at a cost of $30.0 million. As of June 30, 2014, the Company has repurchased a cumulative total of 779,278 shares of common stock under the current Board authorization at a total cost of $59.7 million. The Company may repurchase up to an additional $40.3 million of common stock under the current Board authorization. Repurchases of common stock are subject to limitations under both the Credit Agreement and the Indenture (see Note 4 - Long-Term Debt).

Treasury Stock

Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the six months ended June 30, 2014, the Company re-issued 315,768 treasury shares at a total FIFO cost of $11.4 million.

6. Income Taxes

The Company's effective tax rate was 38.3% for the six months ended June 30, 2014 as compared to 38.4% for the six months ended June 30, 2013.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

 The total gross unrecognized tax benefit as of June 30, 2014 and December 31, 2013 was $2.9 million and $2.7 million, respectively, excluding interest, penalties and related tax benefits. The Company anticipates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $0.9 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

As of June 30, 2014, accrued interest was $3.4 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2013, accrued interest and penalties were $2.9 million and $0.1 million, respectively, excluding any related income tax benefits. The increase of $0.5 million in accrued interest is primarily related to an increase in unrecognized tax benefits as a result of recent audits by taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in the Consolidated Statements of Comprehensive Income.

The Company files federal income tax returns and the Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2008. In the second quarter of 2013, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report (“RAR”) related to its examination of the Company’s U.S federal income tax return for the tax years 2008 to 2010. The Company disagrees with a portion of the proposed assessments and has contested them through the IRS administrative appeals procedures. We anticipate the appeals process to continue through the end of 2014. The Company continues to believe that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

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

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$2.4	$2.7	$5.5	$5.9
Liability classified awards expense (credit)	0.6	(0.6)	0.5	(0.1)
Total pre-tax stock-based compensation expense	3.0	2.1	6.0	5.8
Tax benefit	(1.1)	(0.8)	(2.3)	(2.2)
Total stock-based compensation expense, net of tax	$1.9	$1.3	$3.7	$3.6

As of June 30, 2014, total unrecognized compensation costs of $12.2 million related to restricted stock and restricted stock units and $5.1 million related to stock options are expected to be recognized over a weighted average period of 1.56 years for restricted stock and restricted stock units and 1.58 years for stock options.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Stock-Based Compensation (Continued)

Equity Classified Awards - Stock Options

The estimated fair value of the stock options granted during the six months ended June 30, 2014 was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.57%
Weighted average historical volatility	51.1%
Dividend yield	3.68%
Expected years until exercise	4.60
Forfeitures	11.0%
Weighted average fair value of options granted	$26.87

Stock option balances as of June 30, 2014 and activity related to stock options for the six months ended June 30, 2014 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	775,059	$42.09
Granted	120,932	81.53
Exercised	(222,198)	29.96
Forfeited	(8,105)	63.47
Outstanding at June 30, 2014	665,688	53.04	6.5	$18,000,000
Vested at June 30, 2014 and Expected to Vest	636,755	51.97	6.4	$17,900,000
Exercisable at June 30, 2014	451,339	$44.14	5.3	$16,100,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the second quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of June 30, 2014 and activity related to restricted stock and restricted stock units for the six months ended June 30, 2014 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	266,252	$58.87	47,230	$64.57
Granted	93,570	81.50	12,859	81.57
Released	(58,031)	56.43	(19,487)	70.82
Forfeited	(18,060)	62.30	—	—
Outstanding at June 30, 2014	283,731	$66.68	40,602	$66.66

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Stock-Based Compensation (Continued)

Liability Classified Awards - Restricted Stock Units

The Company previously had issued shares of cash-settled restricted stock units to members of the Board of Directors. Originally, these instruments were expected to be settled in cash and were recorded as liabilities based on the closing price of the Company’s common stock as of each period end. In February 2013, it was determined that, pursuant to the terms of the Plan, these restricted stock units would be settled in shares of common stock and all outstanding restricted stock units were converted to equity classified awards. Prior to the conversion, for the three and six months ended June 30, 2013, $0.0 million and $0.3 million, respectively, were included in pre-tax stock-based compensation expense for the cash-settled restricted stock units.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total shareholder return of DineEquity, Inc. common stock compared to the total shareholder returns of a peer group of companies. Although LTIP awards are both denominated and paid only in cash, because the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are recorded as liabilities based on the closing price of the Company’s common stock as of each period end. For the three months ended June 30, 2014 and 2013, an expense of $0.6 million and a credit of $0.6 million, respectively, were included in total stock-based compensation expense related to the LTIP awards. For the six months ended June 30, 2014 and 2013, an expense of $0.5 million and a credit of $0.4 million, respectively, were included in total stock-based compensation expense related to the LTIP awards. At June 30, 2014 and December 31, 2013, liabilities of $2.0 million and $2.8 million, respectively, related to LTIP awards were included as accrued employee compensation and benefits in the Consolidated Balance Sheets.

8. Segments

The Company has four reporting segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of June 30, 2014, the franchise operations segment consisted of (i) 1,986 restaurants operated by Applebee’s franchisees in the United States, one U.S. territory and 14 countries outside the United States; and (ii) 1,622 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and nine countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), IHOP franchise advertising fees and the portion of the franchise fees allocated to IHOP and Applebee's intellectual property.  Franchise operations expenses include IHOP advertising expenses, the cost of IHOP proprietary products, IHOP and Applebee's pre-opening training expenses and other franchise-related costs.

At June 30, 2014, the company restaurant operations segment consisted of 23 Applebee’s company-operated restaurants and 10 IHOP company-operated restaurants, all of which are located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs.

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Segments (Continued)

Information on segments and a reconciliation to net income before income taxes for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Revenues (all from external customers)
Franchise operations	$110.7	$108.0	$226.3	$219.9
Company restaurants	15.7	16.1	32.0	32.6
Rental operations	30.7	30.7	61.4	61.7
Financing operations	3.4	3.3	8.0	7.1
Total	$160.5	$158.1	$327.7	$321.3
Interest expense
Company restaurants	$0.1	$0.1	$0.2	$0.2
Rental operations	3.7	4.0	7.6	8.1
Corporate	24.9	25.0	49.9	50.3
Total	$28.7	$29.1	$57.7	$58.6
Depreciation and amortization
Franchise operations	$2.6	$2.7	$5.2	$5.5
Company restaurants	0.5	0.6	1.0	1.1
Rental operations	3.3	3.3	6.7	6.7
Corporate	2.3	2.2	4.6	4.3
Total	$8.7	$8.8	$17.5	$17.6
Income before income tax provision
Franchise operations	$84.2	$81.9	$170.3	$165.6
Company restaurants	0.1	0.0	0.2	0.2
Rental operations	7.1	6.2	13.9	12.9
Financing operations	3.1	3.0	7.2	6.8
Corporate	(63.4)	(64.1)	(126.8)	(128.4)
Total	$31.1	$27.0	$64.8	$57.1

9. Net Income per Share

The computation of the Company's basic and diluted net income per share for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator for basic and dilutive income per common share:
Net income	$19,167	$16,937	$39,991	$35,176
Less: Net income allocated to unvested participating restricted stock	(307)	(298)	(649)	(627)
Net income available to common stockholders - basic	18,860	16,639	39,342	34,549
Effect of unvested participating restricted stock in two-class calculation	1	1	2	2
Net income available to common stockholders - diluted	$18,861	$16,640	$39,344	$34,551
Denominator:
Weighted average outstanding shares of common stock - basic	18,776	18,953	18,785	18,932
Dilutive effect of stock options	179	269	218	275
Weighted average outstanding shares of common stock - diluted	18,955	19,222	19,003	19,207
Net income per common share:
Basic	$1.00	$0.88	$2.09	$1.82
Diluted	$1.00	$0.87	$2.07	$1.80

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

The fair values of non-current financial liabilities at June 30, 2014 and December 31, 2013, determined based on Level 2 inputs, were as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, less current maturities	$1,203.0	$1,292.5	$1,203.5	$1,306.2

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $398.8 million as of June 30, 2014. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2014 through 2048. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.  No material liabilities have been recorded as of June 30, 2014.

Contingencies

In February 2013, an IHOP franchisee and its affiliated entities which owned and operated 19 restaurants located in the states of Illinois, Wisconsin and Missouri filed for bankruptcy protection. As a result of an order issued by the bankruptcy court, two of the 19 restaurants were returned to us in the third quarter of 2013. These two restaurants were transferred to an existing franchisee who began operating them in the first quarter of 2014. The 17 remaining restaurants continued to be operated by the original franchisee until May 2014, at which time a Chapter 11 trustee appointed an interim manager to operate the 17 restaurants. The trustee subsequently closed two of the 17 restaurants because the franchise agreements of these restaurants had expired during the pendency of the bankruptcy proceedings. In June 2014, the remaining 15 restaurants were transferred to an existing franchisee who will operate the restaurants going forward. We have received approximately $900,000 during the second quarter of 2014 in connection with the bankruptcy proceedings.

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Balance Sheet
June 30, 2014
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$44.5	$55.3	$0.5	$—	$100.4
Receivables, net	3.5	95.5	0.2	(8.0)	91.2
Prepaid expenses and other current assets	206.0	53.9	—	(207.1)	52.8
Deferred income taxes	(3.7)	32.5	—	—	28.9
Intercompany	(443.8)	437.4	6.4	—	—
Total current assets	(193.5)	674.7	7.1	(215.1)	273.2
Long-term receivables	—	190.4	—	—	190.4
Property and equipment, net	22.4	237.8	1.0	—	261.2
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	788.1	—	—	788.1
Other assets, net	15.0	93.7	—	—	108.7
Investment in subsidiaries	1,697.6	—	—	(1,697.6)	—
Total assets	$1,541.4	$2,682.2	$8.2	$(1,912.7)	$2,319.1
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$12.7	$—	$—	$(8.0)	$4.7
Accounts payable	1.7	39.3	—	—	41.1
Accrued employee compensation and benefits	8.3	6.1	—	—	14.4
Gift card liability	—	108.0	—	—	108.0
Other accrued expenses	2.5	261.3	(0.3)	(207.1)	56.5
Total current liabilities	25.3	414.8	(0.2)	(215.1)	224.8
Long-term debt	1,203.0	—	—	—	1,203.0
Financing obligations	—	46.8	—	—	46.8
Capital lease obligations	—	105.2	—	—	105.2
Deferred income taxes	(3.7)	334.6	(0.4)	—	330.5
Other liabilities	6.2	90.7	1.4	—	98.2
Total liabilities	1,230.8	992.1	0.8	(215.1)	2,008.5
Total stockholders’ equity	310.7	1,690.1	7.4	(1,697.6)	310.6
Total liabilities and stockholders’ equity	$1,541.4	$2,682.2	$8.2	$(1,912.7)	$2,319.1
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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2014
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$0.7	$125.4	$0.3	$—	$126.4
Rental revenues	—	30.7	—	—	30.7
Financing revenues	—	3.4	—	—	3.4
Total revenue	0.7	159.5	0.3	—	160.5
Franchise and restaurant expenses	0.6	41.5	—	—	42.2
Rental expenses	—	23.6	—	—	23.6
Financing expenses	—	0.3	—	—	0.3
General and administrative expenses	9.8	25.0	0.1	—	34.8
Interest expense	24.6	0.3	—	—	24.9
Amortization of intangible assets	—	3.1	—	—	3.1
Closure and impairment charges	—	0.1	0.5	—	0.6
Gain on disposition of assets	—	(0.1)	—	—	(0.1)
Intercompany dividend	(45.4)	—	—	45.4	—
Income before income taxes	11.1	65.8	(0.3)	(45.4)	31.1
Benefit (provision) for income taxes	8.1	(20.1)	—	—	(12.0)
Net income	$19.2	$45.7	$(0.3)	$(45.4)	$19.2
Total comprehensive income	$19.2	$45.8	$(0.3)	$(45.4)	$19.3
  (1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

Supplemental Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$0.7	$123.1	$0.3	$—	$124.2
Rental revenues	—	30.7	—	—	30.7
Financing revenues	—	3.3	—	—	3.3
Total revenue	0.7	157.1	0.3	—	158.1
Franchise and restaurant expenses	0.6	41.7	—	—	42.3
Rental expenses	—	24.5	—	—	24.5
Financing expenses	—	0.3	—	—	0.3
General and administrative expenses	9.5	25.8	0.3	—	35.6
Interest expense	24.6	0.3	—	—	25.0
Amortization of intangible assets	—	3.1	—	—	3.1
Closure and impairment charges	—	0.3	—	—	0.3
Loss on disposition of assets	—	0.3	(0.3)	—	0.1
Intercompany dividend	(37.6)	—	—	37.6	—
Income before income taxes	3.6	60.8	0.2	(37.6)	27.0
Benefit (provision) for income taxes	13.3	(23.4)	—	—	(10.0)
Net income	$16.9	$37.4	$0.2	$(37.6)	$16.9
Total comprehensive income	$16.9	$37.4	$0.2	$(37.6)	$16.9
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2014
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$1.4	$256.2	$0.6	$—	$258.2
Rental revenues	—	61.4	—	—	61.4
Financing revenues	—	8.0	—	—	8.0
Total revenue	1.4	325.6	0.6	—	327.7
Franchise and restaurant expenses	1.3	86.5	—	—	87.8
Rental expenses	—	47.5	—	—	47.5
Financing expenses	—	0.8	—	—	0.8
General and administrative expenses	19.0	49.8	0.1	—	69.0
Interest expense	49.2	0.7	—	—	49.9
Amortization of intangible assets	—	6.1	—	—	6.1
Closure and impairment charges	—	0.2	0.7	—	0.8
Loss on disposition of assets	—	0.8	—	—	0.8
Intercompany dividend	(92.2)	—	—	92.2	—
Income before income taxes	24.0	133.3	(0.2)	(92.2)	64.8
Benefit (provision) for income taxes	16.0	(40.8)	—	—	(24.9)
Net income	$40.0	$92.5	$(0.2)	$(92.2)	$40.0
Total comprehensive income	$40.0	$92.6	$(0.2)	$(92.2)	$40.1
  (1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

Supplemental Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$1.4	$250.5	$0.6	$—	$252.5
Rental revenues	—	61.7	—	—	61.7
Financing revenues	—	7.1	—	—	7.1
Total revenue	1.4	319.3	0.6	—	321.3
Franchise and restaurant expenses	1.5	85.3	—	—	86.8
Rental expenses	—	48.8	—	—	48.8
Financing expenses	—	0.2	—	—	0.3
General and administrative expenses	18.7	50.3	0.7	—	69.7
Interest expense	49.6	0.7	—	—	50.3
Amortization of intangible assets	—	6.1	—	—	6.1
Closure and impairment charges	—	1.0	0.1	—	1.2
Gain on disposition of assets	—	0.3	(0.5)	—	(0.3)
Debt modification costs	1.3	—	—	—	1.3
Intercompany dividend	(77.4)	—	—	77.4	—
Income before income taxes	7.8	126.5	0.3	(77.4)	57.1
Benefit (provision) for income taxes	27.4	(49.4)	—	—	(22.0)
Net income	$35.2	$77.1	$0.3	$(77.4)	$35.2
Total comprehensive income	$35.2	$77.1	$0.3	$(77.4)	$35.2
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Consolidating Financial Information (Continued)

 Supplemental Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2014
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(68.5)	$124.6	$(0.1)	$—	$56.0
Investing cash flows:
Additions to property and equipment	(2.6)	(1.5)	—	—	(4.1)
Principal receipts from long-term receivables	—	6.1	—	—	6.1
Proceeds from sale of assets	—	0.7	—	—	0.7
Other	—	0.1	—	—	0.1
Cash flows provided by (used in) investing activities	(2.6)	5.3	—	—	2.7
Financing cash flows:
Payment of debt	(2.4)	(5.5)	—	—	(8.0)
Repurchase of common stock	(30.0)	—	—	—	(30.0)
Dividends paid on common stock	(28.5)	—	—	—	(28.5)
Restricted cash	—	(7.1)	—	—	(7.1)
Other	9.1	0.1	—	—	9.2
Intercompany transfers	117.2	(116.8)	(0.4)	—	—
Cash flows provided by (used in) financing activities	65.3	(129.3)	(0.4)	—	(64.4)
Net change	(5.7)	0.6	(0.5)	—	(5.7)
Beginning cash and equivalents	50.3	54.7	1.0	—	106.0
Ending cash and equivalents	$44.5	$55.3	$0.5	$—	$100.4
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

Supplemental Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(62.7)	$118.2	$(0.1)	$—	$55.4
Investing cash flows:
Additions to property and equipment	(2.4)	(0.5)	—	—	(3.0)
Principal receipts from long-term receivables	—	7.1	—	—	7.1
Proceeds from sale of assets	—	—	—	—	—
Other	—	—	—	—	—
Cash flows provided by (used in) investing activities	(2.4)	6.5	—	—	4.1
Financing cash flows:
Payment of debt	(2.4)	(5.0)	—	—	(7.4)
Payment of debt modification costs	(1.3)	—	—	—	(1.3)
Purchase of common stock	(14.5)	—	—	—	(14.5)
Dividends paid on common stock	(28.9)	—	—	—	(28.9)
Restricted cash	—	1.6	—	—	1.6
Other	1.9	0.1	—	—	2.1
Intercompany transfers	121.2	(121.3)	0.1	—	—
Cash flows provided by (used in) financing activities	76.1	(124.6)	0.1	—	(48.5)
Net change	11.0	0.1	0.1	—	11.1
Beginning cash and equivalents	9.9	54.0	0.6	—	64.5
Ending cash and equivalents	$20.9	$54.0	$0.7	$—	$75.6
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

Through various subsidiaries, we own, franchise and operate two restaurant concepts: Applebee's Neighborhood Grill & Bar® (“Applebee's®”), in the bar and grill segment within the casual dining category of the restaurant industry, and International House of Pancakes® (“IHOP®”), in the family dining category of the restaurant industry. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or by us. With over 3,600 restaurants combined, 99% of which are franchised, we believe we are one of the largest full-service restaurant companies in the world. The June 30, 2014 issue of Nation's Restaurant News recently reported that IHOP and Applebee's were the largest restaurants in their respective categories in terms of United States system-wide sales during 2013. This marks the seventh consecutive year each brand has achieved the number one ranking.

Summary Results of Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2014	2013		2014	2013
	(In millions)
Revenue	$160.5	$158.1	$2.4	$327.7	$321.3	$6.4
Segment profit	94.5	91.1	3.4	191.6	185.5	6.1
Segment profit as % of revenue	58.9%	57.6%	1.3%	58.4%	57.7%	0.7%
General & administrative expenses	34.8	35.6	0.8	69.0	69.7	0.7
Interest expense	24.9	25.0	0.1	49.9	50.3	0.4
Debt modification costs	—	—	—	—	1.3	1.3
Other expenses, net (1)	3.6	3.5	(0.1)	7.8	7.1	(0.7)
Income tax provision	12.0	10.0	(2.0)	24.9	22.0	(2.9)
Net income	$19.2	$16.9	$2.3	$40.0	$35.2	$4.8
(1) Amortization of intangible assets, closure and impairment charges, loss on extinguishment of debt and gain or loss on disposition of assets.

Net income for the three months ended June 30, 2014 increased 13.2% compared with the same period of the prior year.
This improvement was due to (i) revenue growth, primarily stemming from an increase in IHOP domestic same-restaurant sales and IHOP restaurant development over the past twelve months; (ii) margin improvement, primarily due to lower provisions for bad debt and deferred rental revenue write-offs; and (iii) lower general & administrative (“G&A”) expenses.

Net income for the six months ended June 30, 2014 increased 13.7% compared with the same period of the prior year.
This improvement was due to (i) revenue growth, primarily stemming from an increase in IHOP domestic same-restaurant sales, IHOP restaurant development over the past twelve months and fees of $1.4 million associated with the negotiated early termination of two leases; (ii) expenses related to a 2013 debt modification that did not recur; and (iii) lower G&A expenses.

Key Performance Indicators

In evaluating the performance of each restaurant concept, we consider the key performance indicators to be net franchise restaurant development and the percentage change in domestic system-wide same-restaurant sales. Since we are a 99% franchised company, expanding the number of franchise restaurants is an important driver of revenue growth because we currently do not plan to open any new Applebee's or IHOP company-operated restaurants. Revenue from our rental and financing operations, legacies from the IHOP business model we operated under prior to 2003, is subject to a progressive decline over time as interest-earning balances are repaid. Growth in both the number of franchise restaurants and sales at those restaurants will drive franchise revenues in the form of higher royalty revenues, additional franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of these key performance indicators for the three and six months ended June 30, 2014 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Applebee's	IHOP	Applebee's	IHOP
Percentage increase in domestic system-wide same-restaurant sales	0.6%	3.2%	0.0%	3.6%
Net franchise restaurant (reduction) development(1)	(2)	5	(2)	12
___________________________________
(1) Franchise and area license openings, net of closings
IHOP's increase of 3.2% in domestic system-wide same-restaurant sales for three months ended June 30, 2014 was the fifth consecutive quarter of positive IHOP domestic system-wide same-restaurant sales. For the six months ended June 30, 2014, IHOP's domestic system-wide same-restaurant sales increased 3.6%. The increases in each period resulted from a higher average customer check partially offset by a decline in customer traffic. IHOP has significantly outperformed the overall restaurant industry as well as the family dining segment in domestic system-wide same-restaurant sales. Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), same-restaurant sales decreased for both the overall restaurant industry and the family dining segment during the three and six months ended June 30, 2014.
Applebee's domestic system-wide same-restaurant sales for three months ended June 30, 2014 increased 0.6%. For the six months ended June 30, 2014, Applebee's domestic system-wide same-restaurant sales increased less than 0.1%. In each case, an increase in average customer check was partially offset by a decline in customer traffic. Applebee's domestic system-wide same-restaurant sales performance exceeded that of the overall restaurant industry as well of as the casual dining segment, both of which decreased during the second quarter and six months ended June 30, 2014, based on data from Black Box.
During the six months ended June 30, 2014, Applebee's franchisees opened 14 new restaurants, with six of the openings taking place in the second quarter. Applebee's franchisees closed 16 restaurants during six months ended June 30, 2014, of which eight closures took place in the second quarter, resulting in a net decrease of two franchise restaurants in 2014.
During the six months ended June 30, 2014, IHOP franchisees opened 27 new restaurants, with 13 of the openings taking place in the second quarter. IHOP franchisees closed 15 restaurants during six months ended June 30, 2014, of which eight closings took place in the second quarter, resulting in net franchise restaurant development of 12 restaurants in 2014.
Franchise restaurant closures take place each year for a variety of reasons. The majority of closures that have taken place during the three and six months ended June 30, 2014 were unrelated events as no individual franchisee of either brand has closed more than two restaurants during 2014.
In 2014, we expect IHOP and Applebee's franchisees to each open a total of between 40 to 50 new restaurants. The majority of openings for each brand are expected to be in domestic markets. The actual number of openings in 2014 may differ from both our expectations and development commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors, including economic conditions and franchisee noncompliance with development agreements. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays, difficulties in obtaining timely regulatory approvals and the impact of currency fluctuations on our international franchisees.

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

Our consolidated cash flows from operating activities and consolidated free cash flow for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended
	June 30,
	2014	2013
	(In millions)
Consolidated cash flows from operating activities	$56.0	$55.4
Consolidated free cash flow	$50.1	$52.1
Additional detail on each of our key performance indicators is presented under the captions “Restaurant Development Activity,” “Restaurant Data,” and “Liquidity and Capital Resources” that follow.

Restaurant Development Activity

The following table presents Applebee’s restaurant development activity during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)
Applebee's Restaurant Development Activity
Summary - beginning of period:
Franchise	1,988	2,008	1,988	2,011
Company restaurants	23	23	23	23
Total Applebee's restaurants, beginning of period	2,011	2,031	2,011	2,034
Franchise restaurants opened:
Domestic	5	3	13	5
International	1	1	1	1
Total franchise restaurants opened	6	4	14	6
Franchise restaurants closed:
Domestic	(5)	(22)	(10)	(25)
International	(3)	(1)	(6)	(3)
Total franchise restaurants closed	(8)	(23)	(16)	(28)
Net franchise restaurant (reduction) development	(2)	(19)	(2)	(22)
Summary - end of period:
Franchise	1,986	1,989	1,986	1,989
Company restaurants	23	23	23	23
Total Applebee's restaurants, end of period	2,009	2,012	2,009	2,012

The following table presents IHOP restaurant development activity during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)
IHOP Restaurant Development Activity
Summary - beginning of period:
Franchise	1,449	1,410	1,439	1,404
Area license	168	167	168	165
Company	10	12	13	12
Total IHOP restaurants, beginning of period	1,627	1,589	1,620	1,581

Franchise/area license restaurants opened:
Domestic franchise	7	7	16	15
Domestic area license	1	1	2	3
International franchise	5	1	9	3
International area license	—	1	—	1
Total franchise/area license restaurants opened	13	10	27	22
Franchise/area license restaurants closed:
Domestic franchise	(6)	(5)	(11)	(9)
Domestic area license	(2)	—	(2)	—
International franchise	—	—	(1)	—
International area license	—	(1)	(1)	(1)
Total franchise/area license restaurants closed	(8)	(6)	(15)	(10)
Net franchise/area license restaurant development	5	4	12	12
Refranchised from Company restaurants	1	1	4	1
Franchise restaurants reacquired by the Company	(1)	—	(1)	—
Net franchise/area license restaurant additions	5	5	15	13

Summary - end of period:
Franchise	1,455	1,414	1,455	1,414
Area license	167	168	167	168
Company	10	11	10	11
Total IHOP restaurants, end of period	1,632	1,593	1,632	1,593

Restaurant Data

The following table sets forth, for the three and six months ended June 30, 2014 and 2013, the number of “Effective Restaurants” in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended		Six Months Ended
—	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)
Applebee's Restaurant Data
Effective Restaurants(a)
Franchise	1,985	2,003	1,985	2,005
Company	23	23	23	23
Total	2,008	2,026	2,008	2,028

System-wide(b)
Sales percentage change(c)	0.6%	0.6%	(0.1)%	0.7%
Domestic same-restaurant sales percentage change(d)	0.6%	1.3%	0.0%	0.0%

Franchise(b)
Sales percentage change(c) (e)	0.6%	8.7%	(0.1)%	8.9%
Domestic same-restaurant sales percentage change(d)	0.6%	1.3%	0.1%	0.0%
Average weekly domestic unit sales (in thousands)	$48.2	$47.4	$48.8	$48.3

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,448	1,410	1,444	1,409
Area license	167	167	167	167
Company	10	12	11	12
Total	1,625	1,589	1,622	1,588

System-wide(b)
Sales percentage change(c)	6.0%	4.3%	6.2%	3.3%
Domestic same-restaurant sales percentage change(d)	3.2%	1.9%	3.6%	0.7%

Franchise(b)
Sales percentage change(c)	6.1%	4.3%	6.3%	3.3%
Domestic same-restaurant sales percentage change(d)	3.2%	1.9%	3.6%	0.7%
Average weekly domestic unit sales (in thousands)	$35.6	$34.4	$36.4	$34.7

Area License(b)
Sales percentage change(c)	5.8%	4.8%	6.9%	4.5%

(a)   “Effective Restaurants” are the weighted average number of restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by franchisees and area licensees as well as those owned by the Company.

(b)   “System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Reported sales (unaudited)
Applebee's franchise restaurant sales	$1,150.7	$1,144.2	$2,333.8	$2,335.7
IHOP franchise restaurant sales	$669.5	$630.9	$1,349.8	$1,270.2
IHOP area license restaurant sales	$64.8	$61.3	$134.9	$126.2

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

(e)   The sales percentage change for the three and six months ended June 30, 2013 for Applebee’s franchise restaurants was impacted by the refranchising of 154 company-operated restaurants during 2012.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Same-restaurant Sales Trends

Applebee’s domestic system-wide same-restaurant sales increased 0.6% for the three months ended June 30, 2014 from the same period in 2013. An increase in average customer check was partially offset by a decline in customer traffic. Same-restaurant sales performance for the first two quarters of 2014 is not necessarily indicative of results expected for the full year.
IHOP’s domestic system-wide same-restaurant sales increased 3.2% for the three months ended June 30, 2014 from the same period in 2013, the fifth consecutive quarter of positive same-restaurant sales. The improvement resulted from a higher average customer check partially offset by a decline in customer traffic. Same-restaurant sales performance for the first two quarters of 2014 is not necessarily indicative of results expected for the full year.

Both of our brands experienced a decline in customer traffic during the three months ended June 30, 2014. Based on data from Black Box, customer traffic declined during that period for the restaurant industry overall, as well as for both the casual dining and family dining segments of the restaurant industry. In the short term, a decline in customer traffic may be offset by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition.

We strive to identify and create opportunities for growth in customer traffic and frequency, average check and same-restaurant sales. We focus on differentiating our two brands through innovative advertising, enhancing our menus and bar offerings, achieving operational excellence each day, and keeping Applebee's and IHOP restaurants contemporary. To drive each brand forward, we will seek to leverage what has worked to improve sales, while remaining focused on generating sustainable positive traffic.

We continue to realize benefits from the category renovation of the IHOP menu that began in 2013 as customers select additional purchases of side dishes and appetizers. In June, the second IHOP menu renovation of 2014 focused on evolving our lunch and dinner offerings with the launch of four new sandwiches across different cooking platforms, a new hamburger and three new salads to appeal to a wide variety of our customers. Applebee's unveiled several new items, including Grilled Vidalia® Onion Sirloin and Shrimp Scampi Linguine, and added a Strawberry and Avocado Salad to its “Unbelievably Great-Tasting & Under 550 CaloriesTM” platform.

Potential Refinancing of Indebtedness

Our Senior Secured Credit Facility expires in October 2017 and our 9.5% Senior Notes are due in October 2018. We recently announced our intention to refinance by replacing this indebtedness with a new securitized financing facility, expected to be comprised of $1.3 billion of senior term notes and $100 million of variable funding notes (the “Notes”). Based on the prevailing range of interest rates at which we believe the Notes could be priced, we expect our annual interest expense would be materially lower after refinancing.  There can be no assurance regarding the timing of a refinancing transaction, the interest rate at which our debt would be refinanced, or that a refinancing transaction will be completed.

In the event the Senior Notes are repaid prior to October 2018, we may be liable for certain make-whole payments. These make-whole payments, should they be required, will be determined in accordance with the terms of the Indenture under which the Senior Notes were issued. We estimate the make-whole payment was approximately $58.6 million at June 30, 2014. The make-whole payment will decline monthly from that amount to approximately $36.1 million as of October 30, 2014. The monthly decline between June 2014 and October 2014 will be relatively linear, although the actual calculation includes a number of unpredictable variables, including prevailing interest rates at the specific point in time a make-whole payment, should one be required, is calculated. The make-whole payment will then decline in two step-downs, first to $18.1 million on October 30, 2015, then to zero on October 30, 2016.

Franchisee Matters

In February 2013, an IHOP franchisee and its affiliated entities which owned and operated 19 restaurants located in the states of Illinois, Wisconsin and Missouri filed for bankruptcy protection. As a result of an order issued by the bankruptcy court, two of the 19 restaurants were returned to us in the third quarter of 2013. These two restaurants were transferred to an existing franchisee who began operating them in the first quarter of 2014. The 17 remaining restaurants continued to be operated by the original franchisee until May 2014, at which time a Chapter 11 trustee appointed an interim manager to operate the 17 restaurants. The trustee subsequently closed two of the 17 restaurants because the franchise agreements of these restaurants had expired during the pendency of the bankruptcy proceedings. In June 2014, the remaining 15 restaurants were transferred to an existing franchisee who will operate the restaurants going forward. We received approximately $900,000 during the second quarter of 2014 in connection with the bankruptcy proceedings.

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended June 30, 2014 and 2013

REVENUE
	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2014	2013		2014	2013
	(In millions)
Franchise operations	$110.7	$108.0	$2.7	$226.3	$219.9	$6.4
Company restaurant operations	15.7	16.1	(0.4)	32.0	32.6	(0.6)
Rental operations	30.7	30.7	0.0	61.4	61.7	(0.3)
Financing operations	3.4	3.3	0.1	8.0	7.1	0.9
Total revenue	$160.5	$158.1	$2.4	$327.7	$321.3	$6.4

Total revenue for the three months ended June 30, 2014 increased 1.5% compared to the prior year. The improvement was primarily due to higher franchise revenues that resulted from a 3.2% increase in IHOP domestic same-restaurant sales during the quarter and IHOP restaurant development over the past twelve months.

 Total revenue for the six months ended June 30, 2014 increased 2.0% compared to the prior year. The improvement was primarily due to higher franchise revenues that resulted from a 3.6% increase in IHOP domestic same-restaurant sales during the period and IHOP restaurant development over the past twelve months. Financing segment revenues increased due to fees of $1.4 million associated with the negotiated early termination of two leases. Early lease terminations such as these occur relatively infrequently and should not be considered indicative of any trend with respect to financing segment revenue.

SEGMENT PROFIT
	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2014	2013		2014	2013
	(In millions)
Franchise operations	$84.2	$81.9	$2.3	$170.3	$165.6	$4.7
Company restaurant operations	0.1	0.0	0.1	0.2	0.2	0.0
Rental operations	7.1	6.2	0.9	13.9	12.9	1.0
Financing operations	3.1	3.0	0.1	7.2	6.8	0.4
Total segment profit	$94.5	$91.1	$3.4	$191.6	$185.5	$6.1

Segment profit for the three months ended June 30, 2014 increased 3.8% compared to the prior year, primarily due to higher franchise revenues as discussed above, lower franchise bad debt expense and a lower provision against deferred rental revenue.

Segment profit for the six months ended June 30, 2014 increased 3.3% compared to the prior year, primarily due to the higher franchise and financing revenues as discussed above, lower franchise bad debt expense and a lower provision against deferred rental revenue.

Franchise Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2014	2013		2014	2013
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,985	2,003	(18)	1,985	2,005	(20)
IHOP	1,615	1,577	38	1,611	1,576	35
Franchise Revenues:
Applebee’s	$50.0	$50.2	$(0.2)	$100.8	$101.0	$(0.2)
IHOP	40.0	38.2	1.8	83.6	79.3	4.3
IHOP advertising	20.7	19.6	1.1	41.9	39.6	2.3
Total franchise revenues	110.7	108.0	2.7	226.3	219.9	6.4
Franchise Expenses:
Applebee’s	1.2	1.4	0.2	2.7	2.9	0.2
IHOP	4.6	5.1	0.5	11.4	11.8	0.4
IHOP advertising	20.7	19.6	(1.1)	41.9	39.6	(2.3)
Total franchise expenses	26.5	26.1	(0.4)	56.0	54.3	(1.7)
Franchise Segment Profit:
Applebee’s	48.8	48.8	0.0	98.1	98.1	0.0
IHOP	35.4	33.1	2.3	72.2	67.5	4.7
Total franchise segment profit	$84.2	$81.9	$2.3	$170.3	$165.6	$4.7
Segment profit as % of revenue (2)	76.0%	75.8%		75.3%	75.3%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee’s franchise revenue for the three and six months ended June 30, 2014 declined slightly from the same periods of the prior year. A decrease in termination fees due to fewer restaurant closures in 2014 and a 1.0% decrease in Effective Franchise Restaurants were partially offset by an increase in franchise fees due to more restaurant openings in 2014 and a slight increase in domestic same-restaurant sales.

The $1.8 million increase in IHOP franchise revenue (other than advertising) for the three months ended June 30, 2014 was primarily due to higher royalty revenues resulting from a 3.2% increase in domestic same-restaurant sales and a 2.7% increase in Effective Franchise Restaurants. The $4.3 million increase in IHOP franchise revenue (other than advertising) for the six months ended June 30, 2014 was due to higher royalty revenues resulting from a 3.6% increase in domestic same-restaurant sales and a 2.2% increase in Effective Franchise Restaurants, as well as a $0.6 million increase in sales volumes of pancake and waffle dry mix.

The decrease in IHOP franchise expenses (other than advertising) for the three and six months ended June 30, 2014 was primarily due to lower bad debt expense partially offset by higher purchase volumes of pancake and waffle dry mix. The lower bad debt expense was due to the recovery of receivables in conjunction with the bankruptcy proceedings discussed under "Franchisee Matters" above.

IHOP’s franchise expenses are substantially higher than Applebee’s due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations. However, because we have less contractual control over Applebee’s advertising expenditures, that activity is considered to be an agency relationship and therefore is not recognized as franchise revenue and expense. The increases in IHOP advertising revenue and expense for the three and six months ended June 30, 2014 were primarily due to the increase in domestic franchise same-restaurant sales and the increase in Effective Franchise Restaurants that also impacted IHOP franchise revenue as noted above.

The increase in franchise segment profit for the three and six months ended June 30, 2014 was primarily due to an increase in IHOP's domestic same-restaurant sales, an increase in IHOP's Effective Franchise Restaurants due to new restaurant development over the past twelve months and lower bad debt expense.

Company Restaurant Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2014	2013		2014	2013
	(In millions, except number of restaurants)
Effective Company Restaurants:(1)
Applebee’s	23	23	—	23	23	—
IHOP	10	12	(2)	11	12	(1)

Company restaurant sales	$15.7	$16.1	$(0.4)	$32.0	$32.6	$(0.6)
Company restaurant expenses	15.6	16.1	0.5	31.8	32.4	0.6
Company restaurant segment profit	$0.1	$0.0	$0.1	$0.2	$0.2	$0.0
Segment profit as % of revenue (2)	0.9%	0.0%		0.4%	0.5%
_____________________________________________________
(1) Effective Company Restaurants are the weighted average number of company restaurants open in a given fiscal period, adjusted to account for company restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

As of June 30, 2014, company restaurant operations comprised 23 Applebee’s company-operated restaurants and 10 IHOP company-operated restaurants. We operate these restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models and accordingly, we do not anticipate these restaurants will generate a significant amount of profit or loss in any given period. Additionally, from time to time we may also operate restaurants reacquired from IHOP franchisees on a temporary basis until the restaurants are refranchised. Company restaurant sales and expenses for the three and six months ended June 30, 2014 declined compared to the same periods in 2013 because we operated fewer such reacquired restaurants during 2014. As of June 30, 2014, we were not operating any reacquired restaurants.

Rental Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2014	2013		2014	2013
	(In millions)
Rental revenues	$30.7	$30.7	$0.0	$61.4	$61.7	$(0.3)
Rental expenses	23.6	24.5	0.9	47.5	48.8	1.3
Rental operations segment profit	$7.1	$6.2	$0.9	$13.9	$12.9	$1.0
Segment profit as % of revenue (1)	23.0%	20.2%		22.7%	20.9%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above.

Rental operations relate primarily to IHOP franchise restaurants. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on certain franchise restaurants.

Rental revenue for the three months ended June 30, 2014 was unchanged compared to the same period of the prior year as increased rental income due to higher IHOP domestic same-restaurant sales was offset by a $0.2 million decline in interest income as direct financing leases are repaid. Rental revenue for the six months ended June 30, 2014 decreased primarily due to a $0.4 million decline in interest income as direct financing leases are repaid, partially offset by an increase in rental income due to higher IHOP domestic same-restaurant sales.
Rental segment expenses decreased for the three months ended June 30, 2014 compared to the same period of the prior year primarily due to a $0.5 million decrease in the provision against deferred rental revenue associated with franchise restaurants whose lease agreements were terminated, as well as a $0.3 million decline in interest expense on capital lease obligations. Rental segment expenses decreased for the six months ended June 30, 2014 compared to the same period of the prior year primarily due to a $0.5 million decrease in the provision against deferred rental revenue associated with franchise restaurants whose lease agreements were terminated as well as a $0.5 million decline in interest expense on capital lease obligations.

Financing Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2014	2013		2014	2013
	(In millions)
Financing revenues	$3.4	$3.3	$0.1	$8.0	$7.1	$0.9
Financing expenses	0.3	0.3	0.0	0.8	0.3	(0.5)
Financing operations segment profit	$3.1	$3.0	$0.1	$7.2	$6.8	$0.4
Segment profit as % of revenue (1)	92.9%	92.4%		89.7%	96.5%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above.

All financing operations relate to IHOP franchise restaurants. Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

The increase in financing revenue for the six months ended June 30, 2014 was primarily due to fees of $1.4 million associated with the negotiated early termination of two leases in the first quarter of 2014. This increase was partially offset by a $0.4 million decrease in interest revenue resulting from the progressive decline in note balances due to repayments. The increase in financing expenses for the six months ended June 30, 2014 was due to increased cost of sales of equipment associated with temporarily operated IHOP restaurants that were refranchised.

OTHER EXPENSE AND INCOME ITEMS

	Three Months Ended		Favorable (Unfavorable) Variance	Six Months Ended		Favorable (Unfavorable) Variance
	June 30,			June 30,
	2014	2013		2014	2013
	(In millions)
General and administrative expenses	$34.8	$35.6	$0.8	$69.0	$69.7	$0.7
Interest expense	24.9	25.0	0.1	49.9	50.3	0.4
Amortization of intangible assets	3.1	3.1	0.0	6.1	6.1	0.0
Closure and impairment charges	0.6	0.3	(0.3)	0.8	1.2	0.4
Debt modification costs	—	—	—	—	1.3	1.3
(Gain) loss on disposition of assets	(0.1)	0.1	0.2	0.8	(0.3)	(1.1)
Provision for income taxes	12.0	10.0	(2.0)	24.9	22.0	(2.9)

General and Administrative Expenses

G&A expenses for the three and six months ended June 30, 2014 decreased by $0.8 million and $0.7 million, respectively, compared to the same periods of the prior year, primarily due to lower costs of legal and other professional services.

Interest Expense

Interest expense for the three and six months ended June 30, 2014 decreased by $0.1 million and $0.4 million, respectively, compared to the same periods of the prior year. Average interest-bearing debt outstanding during 2014 (our Term Loans, Senior Notes and financing obligations) was slightly lower than the prior year due to quarterly repayments of $1.2 million on the Term Loans. Additionally, the interest rate on our Term Loans was 3.75% during the first six months of 2014, whereas the interest rate on our Term Loans was 4.25% at the beginning of 2013 but was reduced to 3.75% after the debt modification noted below.

Amortization of Intangible Assets

Amortization of intangible assets relates to intangible assets, primarily franchising rights, that arose from the November 2007 acquisition of Applebee's. The amount of amortization expense will decline by approximately $2 million on an annualized basis in 2015 as intangible assets with shorter lives become fully amortized.

Closure and Impairment Charges

Closure and impairment charges were $0.6 million and $0.8 million for the three and six months ended June 30, 2014, respectively. Impairment charges during 2014 totaled less than $0.1 million. Closure charges were $0.3 million and $1.2 million for the three and six months ended June 30, 2013, respectively. There were no impairment charges in 2013. There were no individually significant transactions during any of these periods.

During the six months ended June 30, 2014, we performed assessments of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing the assessments. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets. No such indicators were noted.

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

(Gain) Loss on Disposition of Assets

We recognized a gain on disposition of assets of $0.1 million for the three months ended June 30, 2014 compared to a loss of $0.1 million for the three months ended June 30, 2013. We recognized a loss on disposition of assets of $0.8 million for the six months ended June 30, 2014 compared to a gain of $0.3 million for the six months ended June 30, 2013. There were no individually significant dispositions during any of these periods.

Provision for Income Taxes

Our effective tax rate was 38.4% for the three months ended June 30, 2014 compared to an effective rate of 37.2% for the three months ended June 30, 2013. The effective tax rate in 2014 was higher compared to the same period of 2013 because the provision in 2013 reflected a decrease of unrecognized tax benefit based on the result of audits from taxing authorities.

Our effective tax rate of 38.3% for the six months ended June 30, 2014 was consistent with the effective rate of 38.4% for the six months ended June 30, 2013.

Liquidity and Capital Resources

Credit Facilities

We have a $75.0 million revolving credit facility (the “Revolving Facility”) under our Credit Agreement. During the six months ended June 30, 2014, we did not borrow from our Revolving Facility and there were no outstanding borrowings under the Revolving Facility at June 30, 2014. The Revolving Facility is also used to collateralize letters of credit we are required to maintain for insurance purposes. Our available borrowing capacity under the Revolving Facility is reduced by the outstanding letters of credit, which totaled $8.7 million at June 30, 2014.

Restricted Payments

The Credit Agreement contains provisions considered customary for similar types of facilities that limit certain permitted restricted payments, including those related to dividends on and repurchases of our common stock. The limitation on restricted payments under the Credit Agreement is calculated quarterly. Such restricted payments are limited to a cumulative amount comprised of (i) a general restricted payments allowance of $35.0 million, plus (ii) 50% of Excess Cash Flow (as defined in the Credit Agreement) for each fiscal quarter in which the consolidated leverage ratio is greater than or equal to 5.75:1; (iii) 75% of

Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; (iv) 100% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is less than 5.25:1; and (v) proceeds from the exercise of stock options, less any restricted payments made. The permitted amount of future restricted payments under the Credit Agreement, calculated as of June 30, 2014, was approximately $101 million.

The Indenture under which the Senior Notes due October 2018 (the “Senior Notes”) were issued (the “Indenture”) also contains a limitation on restricted payments that is calculated on an annual basis. Such restricted payments are limited to a cumulative amount comprised of (i) 50% of consolidated net income (as defined in the Indenture), plus (ii) proceeds from exercise of stock options, less any restricted payments made. The permitted amount of future restricted payments under the Indenture, calculated as of December 31, 2013, was approximately $112 million. We estimate the net activity during the six months ended June 30, 2014 has reduced the permitted amount of future restricted payments under the Indenture by approximately $25 million.

We made restricted payments of $58.5 million during the six months ended June 30, 2014, comprised of cash dividends on our common stock of $28.5 million and repurchases of common stock of $30.0 million.

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

For the trailing four quarters ended June 30, 2014, our consolidated leverage ratio was 4.7:1 and our cash interest coverage ratio was 2.6:1 (see Exhibit 12.1). Our adjusted EBITDA for the trailing twelve months ended June 30, 2014 exceeded the amounts necessary to remain in compliance with these ratios by 45% and 48%, respectively.

The adjusted EBITDA used in calculating these ratios is considered to be a non-U.S. GAAP measure. The reconciliation between our income before income taxes, as determined in accordance with U.S. GAAP, and adjusted EBITDA used for covenant compliance purposes is as follows:
Trailing Twelve Months Ended June 30, 2014

(In thousands)
U.S. GAAP income before income taxes	$118,317
Interest charges	115,591
Depreciation and amortization	35,217
Non-cash stock-based compensation	9,030
Closure and impairment charges	1,487
Gain on sale of assets	828
Other	3,453
Adjusted EBITDA	$283,923

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

Dividends

We have paid quarterly dividends of $0.75 per share of common stock on March 28, 2014 and June 27, 2014, each a payment of $14.3 million, totaling $28.5 million in cash and $0.1 million in dividend equivalents for the six months ended June 30, 2014. As discussed under “Restricted Payments” above, payment of dividends is subject to limitations under both our Credit Agreement and Senior Notes. We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements, the limitations on restricted payments and other factors.

Share Repurchases

In February 2013, our Board of Directors approved a stock repurchase authorization of up to $100 million of our common stock. During the six months ended June 30, 2014, we repurchased 367,256 shares of our common stock at a cost of $30.0 million. As of June 30, 2014, we have repurchased a cumulative total of 779,278 shares of our common stock under the current authorization at a total cost of $59.7 million. We may repurchase up to an additional $40.3 million of our common stock under the outstanding Board authorization. As discussed under “Restricted Payments” above, repurchases of common stock are subject to limitations under both our Credit Agreement and Senior Notes. We evaluate repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements, the limitations on restricted payments and other factors.

Cash Flows

In summary, our cash flows for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended
	June 30,
	2014	2013	Variance
	(In millions)
Net cash provided by operating activities	$56.0	$55.4	$0.6
Net cash provided by investing activities	2.7	4.1	(1.4)
Net cash used in financing activities	(64.4)	(48.5)	(15.9)
Net (decrease) increase in cash and cash equivalents	$(5.7)	$11.1	$(16.8)

Operating Activities

Cash provided by operating activities increased $0.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Net changes in working capital provided cash of $6.7 million during the first six months of 2014 compared to $5.6 million of cash provided during the first six months of 2013, a favorable variance of $1.1 million. Additionally, for the first six months of 2014, our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, gains on asset sales, deferred taxes and stock-based compensation) decreased by $0.5 million compared to 2013. Net income for the six months ended June 30, 2014 increased $4.8 million compared to the same period of 2013, primarily due to higher franchise and financing segment profit, but this was offset by an increase in excess tax benefits for stock-based compensation that reduce operating cash flows.

Investing Activities

Investing activities provided net cash of $2.7 million for the six months ended June 30, 2014. Principal receipts from notes, equipment contracts and other long-term receivables of $6.1 million and proceeds from asset sales of $0.7 million were partially offset by $4.1 million in capital expenditures. Capital expenditures are expected to be approximately $10 million for fiscal 2014.

Financing Activities

Financing activities used net cash of $64.4 million for the six months ended June 30, 2014. Cash used in financing activities primarily consisted of repurchases of our common stock totaling $30.0 million, cash dividends on our common stock totaling $28.5 million, repayments of capital lease, financing obligations and long-term debt of $8.0 million, and an increase in marketing fund restricted cash of $7.1 million. Cash provided by financing activities primarily consisted of a net cash inflow of $9.2 million related to equity compensation awards.

Change in Cash and Cash Equivalents

At June 30, 2014, our cash and cash equivalents totaled $100.4 million, including approximately $53.9 million of cash held for gift card programs and advertising funds. Cash and cash equivalents decreased $5.7 million during the six months ended June 30, 2014 as compared to an increase of $11.1 million during the six months ended June 30, 2013. This change was due to an increase of $15.5 million in repurchases of our common stock.

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

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Six Months Ended
	June 30,
	2014	2013	Variance
	(In millions)
Cash flows provided by operating activities	$56.0	$55.4	$0.6
Principal receipts from long-term receivables	6.1	7.1	(1.0)
Additions to property and equipment	(4.1)	(3.0)	(1.1)
Principal payments on capital lease and financing obligations	(5.5)	(5.0)	(0.5)
Mandatory 1% repayment of principal balance of Term Loans	(2.4)	(2.4)	—
Free cash flow	$50.1	$52.1	$(2.0)
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. During the six months ended June 30, 2014, there were no significant changes in our estimates and critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
March 31, 2014 – April 27, 2014(a)	366	$76.27	—	$55,300,000
April 28, 2014 – May 25, 2014(b)	189,251	$79.50	188,728	$40,300,000
May 26, 2014 – June 29, 2014(a)	525	$80.78	—	$40,300,000
Total	190,142	$79.50	188,728	$40,300,000
(a) These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations arising upon vesting of restricted stock awards.
(b) These amounts include 523 shares owned and tendered by employees at an average price of $80.13 to satisfy tax withholding obligations arising upon vesting of restricted awards during the month ended May 25, 2014.
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to Registrant's Form 8-K filed on December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K filed on June 2, 2008 is incorporated herein by reference).
*12.1	Computation of Consolidated Leverage Ratio and Cash Interest Coverage Ratio for the trailing twelve months ended June 30, 2014.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

Dated:	July 29, 2014	By:	/s/ Julia A. Stewart
Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	July 29, 2014	By:	/s/ Thomas W. Emrey
Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

Dated:	July 29, 2014	By:	/s/ Greggory Kalvin
Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)