Form 10-Q
period 2014-09-30
DineEquity, Inc
filed 2014-10-28
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2014
 OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2014
Common Stock, $0.01 par value	18,954,883

DineEquity, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$132,859	$106,011
Receivables, net	91,292	144,137
Prepaid gift cards	41,125	49,223
Prepaid income taxes	—	4,708
Deferred income taxes	32,517	23,853
Other current assets	10,788	3,650
Total current assets	308,581	331,582
Long-term receivables, net	186,079	197,153
Property and equipment, net	252,673	274,295
Goodwill	697,470	697,470
Other intangible assets, net	785,078	794,057
Other assets, net	112,877	110,085
Total assets	$2,342,758	$2,404,642
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,720	$4,720
Accounts payable	35,244	40,050
Gift card liability	100,688	171,955
Accrued employee compensation and benefits	17,282	24,956
Accrued interest payable	31,618	13,575
Income taxes payable	14,829	—
Current maturities of capital lease and financing obligations	13,215	12,247
Other accrued expenses	34,669	16,770
Total current liabilities	252,265	284,273
Long-term debt, net (less current maturities)	1,202,759	1,203,517
Capital lease obligations (less current maturities)	101,832	111,707
Financing obligations (less current maturities)	42,565	48,843
Deferred income taxes	328,267	341,578
Other liabilities	97,695	99,545
Total liabilities	2,025,383	2,089,463
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, shares: 40,000,000 authorized; September 30, 2014 - 25,251,933 issued, 18,957,602 outstanding; December 31, 2013 - 25,299,315 issued, 19,040,890 outstanding	253	253
Additional paid-in-capital	278,213	274,202
Retained earnings	352,685	336,578
Accumulated other comprehensive loss	(65)	(164)
Treasury stock, at cost; shares: September 30, 2014 - 6,294,331; December 31, 2013 - 6,258,425	(313,711)	(295,690)
Total stockholders’ equity	317,375	315,179
Total liabilities and stockholders’ equity	$2,342,758	$2,404,642

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Segment Revenues:
Franchise and restaurant revenues	$129,334	$127,137	$387,573	$379,619
Rental revenues	30,761	30,990	92,223	92,724
Financing revenues	2,758	3,156	10,779	10,223
Total segment revenues	162,853	161,283	490,575	482,566
Segment Expenses:
Franchise and restaurant expenses	47,570	44,091	135,403	130,875
Rental expenses	23,654	24,149	71,173	72,953
Financing expenses	—	—	825	245
Total segment expenses	71,224	68,240	207,401	204,073
Gross segment profit	91,629	93,043	283,174	278,493
General and administrative expenses	33,835	35,331	102,836	105,004
Interest expense	24,984	24,979	74,895	75,230
Amortization of intangible assets	3,071	3,072	9,212	9,212
Closure and impairment charges, net	192	(392)	1,029	770
Loss on extinguishment of debt	1	—	13	36
Debt modification costs	—	—	—	1,296
(Gain) loss on disposition of assets	(205)	(72)	592	(326)
Income before income tax provision	29,751	30,125	94,597	87,271
Income tax provision	(10,864)	(11,395)	(35,719)	(33,365)
Net income	18,887	18,730	58,878	53,906
Other comprehensive (loss) income, net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	—	107	—
Foreign currency translation adjustment	(9)	3	(8)	(5)
Total comprehensive income	$18,878	$18,733	$58,977	$53,901
Net income available to common stockholders:
Net income	$18,887	$18,730	$58,878	$53,906
Less: Net income allocated to unvested participating restricted stock	(279)	(296)	(927)	(925)
Net income available to common stockholders	$18,608	$18,434	$57,951	$52,981
Net income available to common stockholders per share:
Basic	$0.99	$0.98	$3.09	$2.80
Diluted	$0.99	$0.97	$3.06	$2.76
Weighted average shares outstanding:
Basic	18,703	18,831	18,757	18,898
Diluted	18,890	19,085	18,964	19,166

Dividends declared per common share	$0.75	$0.75	$2.25	$2.25
Dividends paid per common share	$0.75	$0.75	$2.25	$2.25

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$58,878	$53,906
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	26,237	26,516
Non-cash interest expense	5,021	4,635
Deferred income taxes	(21,947)	(16,007)
Non-cash stock-based compensation expense	7,432	7,081
Tax benefit from stock-based compensation	4,008	3,001
Excess tax benefit from share-based compensation	(4,635)	(1,985)
Loss (gain) on disposition of assets	592	(326)
Debt modification costs	—	1,296
Other	(1,155)	697
Changes in operating assets and liabilities:
Receivables, net	54,237	41,698
Current income tax receivables and payables	19,975	7,232
Prepaid expenses and other current assets	5,909	16,054
Accounts payable	(5,657)	2,650
Accrued employee compensation and benefits	(7,674)	(4,372)
Gift card liability	(71,268)	(68,493)
Other accrued expenses	32,474	29,231
Cash flows provided by operating activities	102,427	102,814
Cash flows from investing activities:
Additions to property and equipment	(5,530)	(4,547)
Proceeds from sale of property and equipment	681	—
Principal receipts from notes, equipment contracts and other long-term receivables	10,252	10,254
Other	1	282
Cash flows provided by investing activities	5,404	5,989
Cash flows from financing activities:
Repayment of long-term debt	(3,600)	(2,400)
Payment of debt modification costs	—	(1,296)
Principal payments on capital lease and financing obligations	(8,484)	(7,515)
Repurchase of DineEquity common stock	(30,006)	(24,663)
Dividends paid on common stock	(42,733)	(43,170)
Repurchase of restricted stock	(2,931)	(3,209)
Proceeds from stock options exercised	7,392	5,585
Excess tax benefit from share-based compensation	4,635	1,985
Change in restricted cash	(4,948)	(3,122)
Other	(308)	—
Cash flows used in financing activities	(80,983)	(77,805)
Net change in cash and cash equivalents	26,848	30,998
Cash and cash equivalents at beginning of period	106,011	64,537
Cash and cash equivalents at end of period	$132,859	$95,535
Supplemental disclosures:
Interest paid in cash	$62,369	$58,751
Income taxes paid in cash	$34,372	$39,084

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2014.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first quarter of fiscal 2014 began December 30, 2013 and ended on March 30, 2014; the second and third quarters of fiscal 2014 ended on June 29, 2014 and September 28, 2014, respectively. The first quarter of fiscal 2013 began December 31, 2012 and ended on March 31, 2013; the second and third quarters of fiscal 2013 ended on June 30, 2013 and September 29, 2013, respectively.

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

4. Long-Term Debt

Long-term debt consisted of the following components:
	September 30, 2014	December 31, 2013
	(In millions)
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 3.75% as of September 30, 2014 and December 31, 2013	$463.6	$467.2
Senior Notes due October 2018, at a fixed rate of 9.5%	760.8	760.8
Discount	(16.9)	(19.8)
Total long-term debt	1,207.5	1,208.2
Less: current maturities	(4.7)	(4.7)
Long-term debt, less current maturities	$1,202.8	$1,203.5

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Long-Term Debt (Continued)

Subsequent Events

See Note 13, Subsequent Events, as to events occurring after September 28, 2014 that impact the Company's long-term debt.

5. Stockholders' Equity

Dividends

During the nine months ended September 30, 2014, the Company declared and paid quarterly dividends as follows:

Nine months ended September 30, 2014	Declaration date	Payment date	Dividend per share	Total(1)
				(In millions)
First quarter	February 25, 2014	March 28, 2014	$0.75	$14.3
Second quarter	May 28, 2014	June 27, 2014	0.75	14.3
Third quarter	August 4, 2014	September 26, 2014	0.75	14.2
Total			$2.25	$42.8
__________________________________
(1) Includes dividend equivalents paid on restricted stock units

See Note 13, Subsequent Events, regarding declaration of a fourth quarter 2014 dividend.

Stock Repurchase Program

In February 2013, the Company's Board of Directors approved a stock repurchase authorization of up to $100 million of DineEquity common stock. Under this program, the Company may repurchase shares on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements, and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the nine months ended September 30, 2014, the Company repurchased 367,256 shares of common stock at a cost of $30.0 million. As of September 30, 2014, the Company has repurchased a cumulative total of 779,278 shares of common stock under the current Board authorization at a total cost of $59.7 million. The Company may repurchase up to an additional $40.3 million of common stock under the current Board authorization.

See Note 13, Subsequent Events, regarding modification of the stock repurchase authorization.

Treasury Stock

Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the nine months ended September 30, 2014, the Company re-issued 331,350 treasury shares at a total FIFO cost of $12.0 million.

6. Income Taxes

The Company's effective tax rate was 37.8% for the nine months ended September 30, 2014 as compared to 38.2% for the nine months ended September 30, 2013. The effective tax rate in 2014 was slightly lower primarily due to favorable 2013 state tax return-to-provision adjustments.

 The total gross unrecognized tax benefit as of September 30, 2014 and December 31, 2013 was $3.1 million and $2.7 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $0.7 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

As of September 30, 2014, accrued interest was $3.7 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2013, accrued interest and penalties were $2.9 million and $0.1 million, respectively, excluding any related income tax benefits. The increase of $0.8 million in accrued interest is primarily related to an increase in unrecognized tax benefits as a result of recent audits by taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in the Consolidated Statements of Comprehensive Income.

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

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$1.9	$1.2	$7.5	$7.1
Liability classified awards expense (credit)	0.7	(0.8)	1.2	(0.9)
Total pre-tax stock-based compensation expense	2.6	0.4	8.7	6.2
Tax benefit	(1.0)	(0.2)	(3.3)	(2.4)
Total stock-based compensation expense, net of tax	$1.6	$0.2	$5.4	$3.8

As of September 30, 2014, total unrecognized compensation costs of $10.2 million related to restricted stock and restricted stock units and $4.0 million related to stock options are expected to be recognized over a weighted average period of 1.57 years for restricted stock and restricted stock units and 1.47 years for stock options.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Stock-Based Compensation (Continued)

Equity Classified Awards - Stock Options

The estimated fair value of the stock options granted during the nine months ended September 30, 2014 was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.57%
Weighted average historical volatility	51.1%
Dividend yield	3.68%
Expected years until exercise	4.60
Forfeitures	11.0%
Weighted average fair value of options granted	$26.87

Stock option balances as of September 30, 2014 and activity related to stock options for the nine months ended September 30, 2014 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2013	775,059	$42.09
Granted	120,932	81.53
Exercised	(236,692)	31.23
Forfeited	(14,804)	68.01
Outstanding at September 30, 2014	644,495	52.88	6.2	$18.2
Vested at September 30, 2014 and Expected to Vest	618,897	51.88	6.1	$18.1
Exercisable at September 30, 2014	454,011	$43.92	5.1	$16.9

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the third quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of September 30, 2014 and activity related to restricted stock and restricted stock units for the nine months ended September 30, 2014 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	266,252	$58.87	47,230	$64.57
Granted	94,658	81.52	13,879	81.65
Released	(85,981)	52.83	(19,487)	70.82
Forfeited	(29,397)	66.52	—	—
Outstanding at September 30, 2014	245,532	$68.88	41,622	$66.92

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Stock-Based Compensation (Continued)

Liability Classified Awards - Restricted Stock Units

The Company previously had issued shares of cash-settled restricted stock units to members of the Board of Directors. Originally, these instruments were expected to be settled in cash and were recorded as liabilities based on the closing price of the Company’s common stock as of each period end. In February 2013, it was determined that, pursuant to the terms of the Plan, these restricted stock units would be settled in shares of common stock and all outstanding restricted stock units were converted to equity classified awards. Prior to the conversion, for nine months ended September 30, 2013, $0.3 million was included in pre-tax stock-based compensation expense for the cash-settled restricted stock units.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total shareholder return of DineEquity, Inc. common stock compared to the total shareholder returns of a peer group of companies. Although LTIP awards are both denominated and paid only in cash, because the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are recorded as liabilities based on the closing price of the Company’s common stock as of each period end. For the three months ended September 30, 2014 and 2013, an expense of $0.7 million and a credit of $0.8 million, respectively, were included in total stock-based compensation expense related to the LTIP awards. For the nine months ended September 30, 2014 and 2013, an expense of $1.2 million and a credit of $1.2 million, respectively, were included in total stock-based compensation expense related to the LTIP awards. At both September 30, 2014 and December 31, 2013, liabilities of $2.8 million related to LTIP awards were included as accrued employee compensation and benefits in the Consolidated Balance Sheets.

8. Segments

The Company has four reporting segments: franchise operations, company restaurant operations, rental operations and financing operations.

As of September 30, 2014, the franchise operations segment consisted of (i) 1,986 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 14 countries outside the United States; and (ii) 1,634 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and eight countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), IHOP franchise advertising fees and the portion of the franchise fees allocated to IHOP and Applebee's intellectual property.  Franchise operations expenses include IHOP advertising expenses, the cost of IHOP proprietary products, IHOP and Applebee's pre-opening training expenses and other franchise-related costs.

At September 30, 2014, the company restaurant operations segment consisted of 23 Applebee’s company-operated restaurants and 10 IHOP company-operated restaurants, all of which are located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs.

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Segments (Continued)

Information on segments and a reconciliation to net income before income taxes for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Revenues (all from external customers)
Franchise operations	$114.3	$111.7	$340.6	$331.6
Company restaurants	15.0	15.4	47.0	48.1
Rental operations	30.8	31.0	92.2	92.7
Financing operations	2.8	3.2	10.8	10.2
Total	$162.9	$161.3	$490.6	$482.6
Interest expense
Company restaurants	$0.1	$0.1	$0.3	$0.3
Rental operations	3.6	3.8	11.2	12.0
Corporate	25.0	25.0	74.9	75.2
Total	$28.7	$28.9	$86.4	$87.5
Depreciation and amortization
Franchise operations	$2.6	$2.7	$7.8	$8.1
Company restaurants	0.5	0.5	1.6	1.6
Rental operations	3.3	3.3	9.9	10.1
Corporate	2.3	2.4	6.9	6.7
Total	$8.7	$8.9	$26.2	$26.5
Income before income tax provision
Franchise operations	$82.1	$83.3	$252.3	$248.8
Company restaurants	(0.3)	(0.3)	(0.2)	(0.1)
Rental operations	7.1	6.8	21.1	19.8
Financing operations	2.8	3.2	10.0	10.0
Corporate	(61.9)	(62.9)	(188.6)	(191.2)
Total	$29.8	$30.1	$94.6	$87.3

9. Net Income per Share

The computation of the Company's basic and diluted net income per share for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator for basic and dilutive income per common share:
Net income	$18,887	$18,730	$58,878	$53,906
Less: Net income allocated to unvested participating restricted stock	(279)	(296)	(927)	(925)
Net income available to common stockholders - basic	18,608	18,434	57,951	52,981
Effect of unvested participating restricted stock in two-class calculation	1	1	3	3
Net income available to common stockholders - diluted	$18,609	$18,435	$57,954	$52,984
Denominator:
Weighted average outstanding shares of common stock - basic	18,703	18,831	18,757	18,898
Dilutive effect of stock options	187	254	207	268
Weighted average outstanding shares of common stock - diluted	18,890	19,085	18,964	19,166
Net income per common share:
Basic	$0.99	$0.98	$3.09	$2.80
Diluted	$0.99	$0.97	$3.06	$2.76

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

The fair values of non-current financial liabilities at September 30, 2014 and December 31, 2013, determined based on Level 2 inputs, were as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, less current maturities	$1,202.8	$1,275.7	$1,203.5	$1,306.2

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $383.0 million as of September 30, 2014. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2014 through 2048. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.  No material liabilities have been recorded as of September 30, 2014.

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

See Note 13, Subsequent Events, regarding refinancing of the Company's indebtedness.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Balance Sheet
September 30, 2014
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$80.2	$52.3	$0.3		$132.9
Receivables, net	4.0	115.1	0.2	(28.0)	91.3
Prepaid expenses and other current assets	213.8	52.7	—	(214.6)	51.9
Deferred income taxes	(2.2)	34.7	—	—	32.5
Intercompany	(469.0)	462.6	6.4		—
Total current assets	(173.2)	717.4	7.0	(242.6)	308.6
Long-term receivables	—	186.1	—	—	186.1
Property and equipment, net	21.6	230.0	1.0	—	252.7
Goodwill	—	697.5	—	—	697.5
Other intangible assets, net	—	785.1	—	—	785.1
Other assets, net	19.1	93.8	—	—	112.9
Investment in subsidiaries	1,719.6	—	—	(1,719.6)	—
Total assets	$1,587.0	$2,709.9	$8.0	$(1,962.2)	$2,342.8
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$32.7	$—	$—	$(28.0)	$4.7
Accounts payable	3.5	31.8	—		35.2
Accrued employee compensation and benefits	11.4	5.9	—		17.3
Gift card liability	—	100.7	—		100.7
Other accrued expenses	16.9	292.2	(0.2)	(214.6)	94.3
Total current liabilities	64.5	430.6	(0.2)	(242.6)	252.3
Long-term debt	1,202.8	—	—		1,202.8
Financing obligations	—	42.6	—		42.6
Capital lease obligations	—	101.8	—	—	101.8
Deferred income taxes	(3.9)	332.5	(0.4)		328.3
Other liabilities	6.2	90.3	1.2		97.7
Total liabilities	1,269.6	997.8	0.6	(242.6)	2,025.4
Total stockholders’ equity	317.5	1,712.1	7.4	(1,719.6)	317.4
Total liabilities and stockholders’ equity	$1,587.0	$2,709.9	$8.0	$(1,962.2)	$2,342.8
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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2014
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$0.7	$128.1	$0.5	$—	$129.3
Rental revenues	—	30.8	—	—	30.8
Financing revenues	—	2.8	—	—	2.8
Total revenue	0.7	161.6	0.5	—	162.9
Franchise and restaurant expenses	0.7	46.9	—	—	47.6
Rental expenses	—	23.7	—	—	23.7
Financing expenses	—	—	—	—	—
General and administrative expenses	10.3	23.5	0.1	—	33.8
Interest expense	24.7	0.3	—	—	25.0
Amortization of intangible assets	—	3.1	—	—	3.1
Closure and impairment charges	—	0.1	0.1	—	0.2
Gain on disposition of assets	—	(0.2)	—	—	(0.2)
Intercompany dividend	(44.6)	—	—	44.6	—
Income before income taxes	9.7	64.3	0.4	(44.6)	29.8
Benefit (provision) for income taxes	9.2	(20.1)	—	—	(10.9)
Net income	$18.9	$44.2	$0.4	$(44.6)	$18.9
Total comprehensive income	$18.9	$44.2	$0.4	$(44.6)	$18.9
  (1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

Supplemental Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$0.7	$126.1	$0.4	$—	$127.1
Rental revenues	—	31.0	—	—	31.0
Financing revenues	—	3.2	—	—	3.2
Total revenue	0.7	160.2	0.4	—	161.3
Franchise and restaurant expenses	0.6	43.5	—	—	44.1
Rental expenses	—	24.1	0.0	—	24.2
Financing expenses	—	—	—	—	—
General and administrative expenses	9.0	26.0	0.3	—	35.3
Interest expense	24.6	0.3	—	—	25.0
Amortization of intangible assets	—	3.1	—	—	3.1
Closure and impairment charges, net	—	(0.5)	0.1	—	(0.4)
Loss on disposition of assets	—	0.1	(0.2)	—	(0.1)
Intercompany dividend	(39.2)	—	—	39.2	—
Income before income taxes	5.6	63.5	0.2	(39.2)	30.1
Benefit (provision) for income taxes	13.1	(24.5)	—	—	(11.4)
Net income	$18.7	$39.0	$0.2	$(39.2)	$18.7
Total comprehensive income	$18.7	$39.0	$0.2	$(39.2)	$18.7
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Consolidating Financial Information (Continued)

Supplemental Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2014
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$2.1	$384.3	$1.1	$—	$387.6
Rental revenues	—	92.2	—	—	92.2
Financing revenues	—	10.8	—	—	10.8
Total revenue	2.1	487.3	1.1	—	490.6
Franchise and restaurant expenses	2.0	133.4	—	—	135.4
Rental expenses	—	71.1	—	—	71.1
Financing expenses	—	0.8	—	—	0.8
General and administrative expenses	29.3	73.3	0.2	—	102.8
Interest expense	73.9	1.0	—	—	74.9
Amortization of intangible assets	—	9.2	—	—	9.2
Closure and impairment charges	—	0.3	0.7	—	1.0
Loss on disposition of assets	—	0.6	—	—	0.6
Intercompany dividend	(136.9)	—	—	136.9	—
Income before income taxes	33.7	197.6	0.1	(136.9)	94.6
Benefit (provision) for income taxes	25.2	(60.9)	—	—	(35.7)
Net income	$58.9	$136.7	$0.1	$(136.9)	$58.9
Total comprehensive income	$58.9	$136.8	$0.1	$(136.9)	$59.0
  (1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

Supplemental Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Revenues
Franchise and restaurant revenues	$2.1	$376.5	$1.0	$—	$379.6
Rental revenues	—	92.7	—	—	92.7
Financing revenues	—	10.2	—	—	10.2
Total revenue	2.1	479.4	1.0	—	482.6
Franchise and restaurant expenses	2.1	128.8	—	—	130.9
Rental expenses	—	72.9	—	—	72.9
Financing expenses	—	0.2	—	—	0.2
General and administrative expenses	27.7	76.3	0.9	—	105.0
Interest expense	74.2	1.0	—	—	75.2
Amortization of intangible assets	—	9.2	—	—	9.2
Closure and impairment charges	—	0.5	0.2	—	0.8
Gain on disposition of assets	—	0.4	(0.7)	—	(0.3)
Debt modification costs	1.3	—	—	—	1.3
Intercompany dividend	(116.6)	—	—	116.6	—
Income before income taxes	13.4	190.0	0.5	(116.6)	87.3
Benefit (provision) for income taxes	40.5	(73.9)	—	—	(33.4)
Net income	$53.9	$116.1	$0.5	$(116.6)	$53.9
Total comprehensive income	$53.9	$116.1	$0.5	$(116.6)	$53.9
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Consolidating Financial Information (Continued)

 Supplemental Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2014
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(78.1)	$180.6	$(0.1)	$—	$102.4
Investing cash flows:
Additions to property and equipment	(3.4)	(2.1)	—	—	(5.5)
Principal receipts from long-term receivables	—	10.3	—	—	10.3
Proceeds from sale of assets	—	0.7	—	—	0.7
Other	—	—	—	—	—
Cash flows provided by (used in) investing activities	(3.4)	8.8	—	—	5.4
Financing cash flows:
Payment of debt	(3.6)	(8.5)	—	—	(12.1)
Repurchase of common stock	(30.0)	—	—	—	(30.0)
Dividends paid on common stock	(42.7)	—	—	—	(42.7)
Restricted cash	—	(4.9)	—	—	(4.9)
Other	8.6	0.2	—	—	8.8
Intercompany transfers	179.2	(178.6)	(0.6)	—	—
Cash flows provided by (used in) financing activities	111.5	(191.8)	(0.6)	—	(81.0)
Net change	29.9	(2.4)	(0.7)	—	26.8
Beginning cash and equivalents	50.3	54.7	1.0	—	106.0
Ending cash and equivalents	$80.2	$52.3	$0.3		$132.9
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.
Supplemental Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
(In millions(1))

	Parent	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations and Reclassification	Consolidated
Cash flows provided by (used in) operating activities	$(66.3)	$169.4	$(0.3)	$—	$102.8
Investing cash flows:
Additions to property and equipment	(3.8)	(0.7)	—	—	(4.5)
Principal receipts from long-term receivables	—	10.3	—	—	10.3
Proceeds from sale of assets	—	—	—	—	—
Other	—	0.3	—	—	0.3
Cash flows provided by (used in) investing activities	(3.8)	9.8	—	—	6.0
Financing cash flows:
Payment of debt	(2.4)	(7.5)	—	—	(9.9)
Payment of debt modification costs	(1.3)	—	—	—	(1.3)
Purchase of common stock	(24.7)	—	—	—	(24.7)
Dividends paid on common stock	(43.2)	—	—	—	(43.2)
Restricted cash	—	(3.1)	—	—	(3.1)
Other	4.2	0.1	—	—	4.4
Intercompany transfers	179.7	(180.1)	0.4	—	—
Cash flows provided by (used in) financing activities	112.4	(190.6)	0.4	—	(77.8)
Net change	42.3	(11.4)	0.1	—	31.0
Beginning cash and equivalents	9.9	54.0	0.6	—	64.5
Ending cash and equivalents	$52.2	$42.5	$0.8	$—	$95.5
(1) Supplemental condensed statements presented in millions may not foot/crossfoot due to rounding from Consolidated Statements presented in thousands.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. Subsequent Events

On September 30, 2014, subsequent to the last day of the Company's fiscal third quarter, the Company issued and sold in a privately placed securitization transaction $1.3 billion of Series 2014-1, Class A-2 Fixed Rate Senior Secured Notes (the “Notes”). The Notes were issued by two indirect, special purpose subsidiaries of the Company (the “Co-Issuers”). The Notes will bear interest at a rate of 4.277% per annum, payable quarterly, and will have an expected term of seven years. The Co-Issuers and their subsidiaries will own substantially all of the Applebee’s and IHOP domestic franchising, rental and financing assets and will use cash flows generated from these assets to make interest and principal payments on the Notes. The Co-Issuers also entered into a purchase agreement for the issuance of up to $100 million Series 2014-1 Variable Funding Senior Notes, Class A-1 (the “VFN”), which will allow the Co-Issuers to borrow amounts from time to time on a revolving basis and issue letters of credit.
The Company used the proceeds from the sale of the Notes to repay the entire outstanding balance of $463.6 million of the Senior Secured Credit Facility. Approximately $833 million was placed in escrow to repay the $760.8 million principal amount of 9.5% Senior Notes outstanding, approximately $36 million of accrued interest and a make-whole premium required for early repayment of the Senior Notes of $36 million. The Senior Notes will not be removed from the Company's balance sheet until they are repaid on or about October 30, 2014. The remaining proceeds will be used for transaction costs associated with the refinancing and general corporate purposes.
As the extinguished debt was repaid by incurring another long-term obligation, the extinguished debt was not classified as current pursuant to Accounting Standards Codification 210-10-45-12.
On October 27, 2014, the Company's Board of Directors approved the payment of a cash dividend of $0.875 per share of our common stock, payable at the close of business on January 9, 2015 to the stockholders of record as of the close of business December 3, 2014.
On October 27, 2014, the Company's Board of Directors also approved increasing our share repurchase authorization back to the previous level of $100 million. In February 2013 the Board of Directors had approved a $100 million share repurchase authorization pursuant to which we had repurchased $59.7 million of our common stock prior to the approval of the new authorization.

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

Through various subsidiaries, we own, franchise and operate two restaurant concepts: Applebee's Neighborhood Grill & Bar® (“Applebee's®”), in the bar and grill segment within the casual dining category of the restaurant industry, and International House of Pancakes® (“IHOP®”), in the family dining category of the restaurant industry. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or by us. With over 3,600 restaurants combined, 99% of which are franchised, we believe we are one of the largest full-service restaurant companies in the world. The June 30, 2014 issue of Nation's Restaurant News reported that IHOP and Applebee's were the largest restaurants in their respective categories in terms of United States system-wide sales during 2013. This marks the seventh consecutive year each brand has achieved the number one ranking.

Summary Results of Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2014	2013		2014	2013
	(In millions, except per share information)
Revenue	$162.9	$161.3	$1.6	$490.6	$482.6	$8.0
Segment profit	91.7	93.0	(1.3)	283.2	278.5	4.7
Segment profit as % of revenue	56.3%	57.7%	(1.4)%	57.7%	57.7%	0.0%
General & administrative expenses	33.8	35.3	1.5	102.8	105.0	2.2
Interest expense	25.0	25.0	(0.0)	74.9	75.2	0.3
Debt modification costs	—	—	—	—	1.3	1.3
Other expenses, net (1)	3.1	2.6	(0.5)	10.8	9.7	(1.1)
Income tax provision	10.9	11.4	0.5	35.7	33.4	(2.4)
Net income	$18.9	$18.7	$0.2	$58.9	$53.9	$5.0
Net income per diluted share	$0.99	$0.97	$0.02	$3.06	$2.76	$0.30
(1) Amortization of intangible assets, closure and impairment charges, loss on extinguishment of debt and gain or loss on disposition of assets.

Net income for the three months ended September 30, 2014 increased 0.8% due to lower general & administrative (“G&A”) expenses and a lower effective tax rate, partially offset by a decline in segment profit that resulted from the lower termination fees as discussed under “Results of Operations - Revenue” below. Net income per diluted share increased 2.1% compared with the same period of the prior year due to the increase in net income and a decline in weighted shares outstanding as the result of our stock repurchase program.

Net income for the nine months ended September 30, 2014 increased 9.2% compared with the same period of the prior year. This improvement was due to (i) revenue and segment profit growth, primarily stemming from an increase in IHOP domestic same-restaurant sales and IHOP restaurant development over the past twelve months; (ii) lower G&A expenses and (iii) expenses related to a 2013 debt modification that did not recur. Net income per diluted share increased 10.9% compared with the same period of the prior year due to the increase in net income and a decline in weighted shares outstanding as the result of our stock repurchase program.

Key Performance Indicators

In evaluating the performance of each restaurant concept, we consider the key performance indicators to be net franchise restaurant development and the percentage change in domestic system-wide same-restaurant sales. Since we are a 99% franchised company, expanding the number of franchise restaurants is an important driver of revenue growth because we currently do not plan to open any new Applebee's or IHOP company-operated restaurants or expand our rental and financing operations, legacies from the IHOP business model we operated under prior to 2003. Growth in both the number of franchise restaurants and sales at those restaurants will drive franchise revenues in the form of higher royalty revenues, additional franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of these key performance indicators for the three and nine months ended September 30, 2014 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Applebee's	IHOP	Applebee's	IHOP
Percentage increase in domestic system-wide same-restaurant sales	1.7%	2.4%	0.6%	3.2%
Net franchise restaurant development (reduction)(1)	—	12	(2)	24
___________________________________
(1) Franchise and area license openings, net of closings
IHOP's increase of 2.4% in domestic system-wide same-restaurant sales for three months ended September 30, 2014 was the sixth consecutive quarter of positive IHOP domestic system-wide same-restaurant sales. The increase resulted from a higher average customer check and a slight increase in customer traffic. For the nine months ended September 30, 2014, IHOP's domestic system-wide same-restaurant sales increased 3.2%. The increase resulted from a higher average customer check partially offset by a decline in customer traffic. IHOP has outperformed the overall restaurant industry as well as the family dining segment in domestic system-wide same-restaurant sales. Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), same-restaurant sales for the family dining segment increased slightly during the three months ended September 30, 2014 and decreased for the nine months ended September 30, 2014. Same-restaurant sales for the overall restaurant industry increased for both the three and nine months ended September 30, 2014.
Applebee's domestic system-wide same-restaurant sales for three months ended September 30, 2014 increased 1.7%. For the nine months ended September 30, 2014, Applebee's domestic system-wide same-restaurant sales increased 0.6%. In each case, an increase in average customer check was partially offset by a decline in customer traffic. Applebee's domestic system-wide same-restaurant sales performance essentially equaled that of the overall restaurant industry as well of as the casual dining segment, both of which increased during the three and nine months ended September 30, 2014, based on data from Black Box.
During the nine months ended September 30, 2014, Applebee's franchisees opened 24 new restaurants, with 10 of the openings taking place in the third quarter. Applebee's franchisees closed 26 restaurants during the nine months ended September 30, 2014, of which 10 closures took place in the third quarter, resulting in a net decrease of two franchise restaurants during the nine months ended September 30, 2014.
During the nine months ended September 30, 2014, IHOP franchisees opened 45 new restaurants, with 18 of the openings taking place in the third quarter. IHOP franchisees closed 21 restaurants during nine months ended September 30, 2014, of which six closings took place in the third quarter, resulting in net franchise restaurant development of 24 restaurants in 2014.

Franchise restaurant closures take place each year for a variety of reasons. The majority of closures that have taken place during the three and nine months ended September 30, 2014 were unrelated events as no individual franchisee of either brand has closed more than two restaurants during 2014.
In 2014, we now expect IHOP franchisees to open a total of between 55 to 60 new restaurants, an upward revision from our original expectation of 40 to 50 new restaurants. We now expect Applebee's franchisees to open a total of between 33 to 38 new restaurants, a slight downward revision from our original expectation of 40 to 50 new restaurants. The majority of openings for each brand are expected to be in domestic markets. The actual number of openings in 2014 may differ from both our expectations and development commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors, including economic conditions and franchisee noncompliance with development agreements. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays, difficulties in obtaining timely regulatory approvals and the impact of currency fluctuations on our international franchisees.
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

Our consolidated cash flows from operating activities and consolidated free cash flow for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended
	September 30,
	2014	2013
	(In millions)
Consolidated cash flows from operating activities	$102.4	$102.8
Consolidated free cash flow	$95.2	$97.6
Additional detail on each of our key performance indicators is presented under the captions “Restaurant Development Activity,” “Restaurant Data,” and “Liquidity and Capital Resources” that follow.
Restaurant Development Activity

The following table presents Applebee’s restaurant development activity during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)
Applebee's Restaurant Development Activity
Summary - beginning of period:
Franchise	1,986	1,989	1,988	2,011
Company restaurants	23	23	23	23
Total Applebee's restaurants, beginning of period	2,009	2,012	2,011	2,034
Franchise restaurants opened:
Domestic	7	1	20	6
International	3	3	4	4
Total franchise restaurants opened	10	4	24	10
Franchise restaurants closed:
Domestic	(7)	(6)	(17)	(31)
International	(3)	—	(9)	(3)
Total franchise restaurants closed	(10)	(6)	(26)	(34)
Net franchise restaurant (reduction) development	—	(2)	(2)	(24)
Summary - end of period:
Franchise	1,986	1,987	1,986	1,987
Company restaurants	23	23	23	23
Total Applebee's restaurants, end of period	2,009	2,010	2,009	2,010

The following table presents IHOP restaurant development activity during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)
IHOP Restaurant Development Activity
Summary - beginning of period:
Franchise	1,455	1,414	1,439	1,404
Area license	167	168	168	165
Company	10	11	13	12
Total IHOP restaurants, beginning of period	1,632	1,593	1,620	1,581

Franchise/area license restaurants opened:
Domestic franchise	11	10	27	25
Domestic area license	1	—	3	3
International franchise	6	3	15	6
International area license	—	—	—	1
Total franchise/area license restaurants opened	18	13	45	35
Franchise/area license restaurants closed:
Domestic franchise	(5)	(4)	(16)	(13)
Domestic area license	—	—	(2)	(1)
International franchise	(1)	—	(2)	—
International area license	—	—	(1)	—
Total franchise/area license restaurants closed	(6)	(4)	(21)	(14)
Net franchise/area license restaurant development	12	9	24	21
Refranchised from Company restaurants	—	—	4	1
Franchise restaurants reacquired by the Company	—	(2)	(1)	(2)
Net franchise/area license restaurant additions	12	7	27	20

Summary - end of period:
Franchise	1,466	1,421	1,466	1,421
Area license	168	168	168	168
Company	10	13	10	13
Total IHOP restaurants, end of period	1,644	1,602	1,644	1,602

Restaurant Data

The following table sets forth, for the three and nine months ended September 30, 2014 and 2013, the number of “Effective Restaurants” in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended		Nine Months Ended
—	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)
Applebee's Restaurant Data
Effective Restaurants(a)
Franchise	1,985	1,986	1,985	1,998
Company	23	23	23	23
Total	2,008	2,009	2,008	2,021

System-wide(b)
Sales percentage change(c)	2.5%	0.0%	0.7%	0.6%
Domestic same-restaurant sales percentage change(d)	1.7%	(0.4)%	0.6%	(0.1)%

Franchise(b)
Sales percentage change(c) (e)	2.5%	6.2%	0.7%	7.7%
Domestic same-restaurant sales percentage change(d)	1.7%	(0.4)%	0.6%	(0.1)%
Average weekly domestic unit sales (in thousands)	$46.0	$44.9	$47.9	$47.2

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,459	1,413	1,449	1,410
Area license	168	168	167	167
Company	10	12	10	12
Total	1,637	1,593	1,626	1,589

System-wide(b)
Sales percentage change(c)	5.3%	6.1%	5.9%	4.2%
Domestic same-restaurant sales percentage change(d)	2.4%	3.6%	3.2%	1.7%

Franchise(b)
Sales percentage change(c)	5.6%	6.2%	6.0%	4.3%
Domestic same-restaurant sales percentage change(d)	2.4%	3.6%	3.2%	1.7%
Average weekly domestic unit sales (in thousands)	$35.8	$35.0	$35.9	$34.8

Area License(b)
Sales percentage change(c)	4.0%	7.9%	5.9%	5.6%

(a)   “Effective Restaurants” are the weighted average number of restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by franchisees and area licensees as well as those owned by the Company.

(b)   “System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Reported sales (unaudited)
Applebee's franchise restaurant sales	$1,100.3	$1,073.7	$3,434.1	$3,409.4
IHOP franchise restaurant sales	$678.3	$642.6	$2,028.1	$1,912.7
IHOP area license restaurant sales	$64.3	$61.8	$199.2	$188.0

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

(e)   The sales percentage change for the three and nine months ended September 30, 2013 for Applebee’s franchise restaurants was impacted by the refranchising of 154 company-operated restaurants during 2012.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Same-restaurant Sales Trends

Applebee’s domestic system-wide same-restaurant sales increased 1.7% for the three months ended September 30, 2014 from the same period in 2013. An increase in average customer check was partially offset by a decline in customer traffic. Same-restaurant sales performance for the first three quarters of 2014 is not necessarily indicative of results expected for the full year.
IHOP’s domestic system-wide same-restaurant sales increased 2.4% for the three months ended September 30, 2014 from the same period in 2013, the sixth consecutive quarter of positive same-restaurant sales. The improvement resulted from a higher average customer check as well as a slight increase in customer traffic. Same-restaurant sales performance for the first three quarters of 2014 is not necessarily indicative of results expected for the full year.

Both of our brands have experienced a decline in customer traffic during the nine months ended September 30, 2014. Based on data from Black Box, customer traffic declined during that period for the restaurant industry overall, as well as for both the casual dining and family dining segments of the restaurant industry. However, for the three months ended September 30, 2014, we experienced a slight increase in IHOP customer traffic. In the short term, a decline in customer traffic may be offset by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition.

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

Refinancing of Indebtedness

On September 30, 2014, the second day of our fiscal fourth quarter, we issued and sold in a privately placed securitization transaction $1.3 billion of Series 2014-1, Class A-2 Fixed Rate Senior Secured Notes (the “Notes”). The Notes were issued by two indirect, special purpose subsidiaries (the “Co-Issuers”). The Notes will bear interest at a rate of 4.277% per annum, payable quarterly, and will have an expected term of seven years. The Co-Issuers and their subsidiaries will own substantially all of the Applebee’s and IHOP domestic franchising, rental and financing assets and will use cash flows generated from these assets to make interest and principal payments on the Notes. The Co-Issuers also entered into a purchase agreement for the issuance of up to $100 million Series 2014-1 Variable Funding Senior Notes, Class A-1 (the “VFN”), which will allow us to borrow amounts from time to time on a revolving basis and issue letters of credit.
We used the proceeds from the sale of the Notes to repay the entire outstanding balance of approximately $464 million of our senior secured credit facility on September 30, 2014. An additional $833 million was placed in escrow to repay approximately $761 million in outstanding principal amount of our 9.5% senior notes, approximately $36 million of accrued interest on the senior notes and a make-whole premium of $36 million. The Senior Notes will not be removed from the Company's balance sheet until they are repaid on or about October 30. 2014. The remaining proceeds will be used for transaction costs associated with the refinancing and general corporate purposes.
We estimate our cash interest payments on the Notes will be approximately $34 million lower, on an annualized basis, than the combined interest payments on the refinanced indebtedness.

Long-Term Capital Allocation Strategy

On October 27, 2014, our Board of Directors approved the payment of a cash dividend of $0.875 per share of our common stock, payable at the close of business on January 9, 2015 to the stockholders of record as of the close of business December 3, 2014. The Board of Directors also approved increasing our share repurchase authorization back to the previous level of $100 million. In February 2013 the Board of Directors had approved a $100 million share repurchase authorization pursuant to which we had repurchased $59.7 million of our common stock prior to the approval of the new authorization. We anticipate using the majority of our remaining free cash flow after dividend payments for share repurchases.

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

REVENUE
	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2014	2013		2014	2013
	(In millions)
Franchise operations	$114.3	$111.7	$2.6	$340.6	$331.6	$9.0
Company restaurant operations	15.0	15.4	(0.4)	47.0	48.1	(1.1)
Rental operations	30.8	31.0	(0.2)	92.2	92.7	(0.5)
Financing operations	2.8	3.2	(0.4)	10.8	10.2	0.6
Total revenue	$162.9	$161.3	$1.6	$490.6	$482.6	$8.0

Total revenue for the three months ended September 30, 2014 increased 1.0% compared to the prior year. The improvement was primarily due to higher franchise revenues that resulted from a 2.4% increase in IHOP domestic same-restaurant sales, a 1.7% increase in Applebee's domestic same-restaurant sales and IHOP restaurant development over the past twelve months. These favorable items were offset by a decrease of $4.6 million in termination, transfer and extension fees related to Applebee's franchise restaurants.

 Total revenue for the nine months ended September 30, 2014 increased 1.7% compared to the prior year. The improvement was primarily due to higher franchise revenues that resulted from a 3.2% increase in IHOP domestic same-restaurant sales during the period, IHOP restaurant development over the past twelve months, fees of $1.4 million associated with the negotiated early termination of two IHOP leases and a 0.6% increase in Applebee's domestic same-restaurant sales. These favorable items were offset by a decrease of $5.4 million in termination, transfer and extension fees related to Applebee's franchise restaurants.

Termination, transfer and extension fees, by their nature, are unpredictable and variable in any given period. We believe the $6.1 million of such fees we received during the nine months ended September 30, 2013 was an unusually high level of activity and not indicative of any trend.

SEGMENT PROFIT
	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2014	2013		2014	2013
	(In millions)
Franchise operations	$82.1	$83.3	$(1.2)	$252.3	$248.8	$3.5
Company restaurant operations	(0.3)	(0.3)	0.0	(0.2)	(0.1)	(0.1)
Rental operations	7.1	6.8	0.3	21.1	19.8	1.3
Financing operations	2.8	3.2	(0.4)	10.0	10.0	0.0
Total segment profit	$91.7	$93.0	$(1.3)	$283.2	$278.5	$4.7

Total segment profit for the three months ended September 30, 2014 decreased 1.5% compared to the prior year, primarily due to a decline in franchise segment profit. Termination, transfer and extension fees related to Applebee's franchise restaurants declined $4.6 million, partially offset by increased royalty revenues resulting from increases in IHOP and Applebee's same-restaurant sales and IHOP restaurant development over the past twelve months.

Segment profit for the nine months ended September 30, 2014 increased 1.7% compared to the prior year, primarily due to the higher franchise revenues as discussed above, lower rental interest expense and a lower provision against deferred rental revenue.

Franchise Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2014	2013		2014	2013
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,985	1,986	(1)	1,985	1,998	(13)
IHOP	1,627	1,581	46	1,616	1,577	39
Franchise Revenues:
Applebee’s	$47.8	$50.9	$(3.1)	$148.6	$151.9	$(3.3)
IHOP	42.5	40.8	1.7	126.1	120.1	6.0
IHOP advertising	24.0	20.0	4.0	65.9	59.6	6.3
Total franchise revenues	114.3	111.7	2.6	340.6	331.6	9.0
Franchise Expenses:
Applebee’s	1.1	1.6	0.5	3.8	4.6	0.8
IHOP	7.1	6.8	(0.3)	18.6	18.6	0.0
IHOP advertising	24.0	20.0	(4.0)	65.9	59.6	(6.3)
Total franchise expenses	32.2	28.4	(3.8)	88.3	82.8	(5.5)
Franchise Segment Profit:
Applebee’s	46.7	49.3	(2.6)	144.8	147.3	(2.5)
IHOP	35.4	34.0	1.4	107.5	101.5	6.0
Total franchise segment profit	$82.1	$83.3	$(1.2)	$252.3	$248.8	$3.5
Segment profit as % of revenue (2)	71.8%	74.6%		74.1%	75.1%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee’s franchise revenue for the three months ended September 30, 2014 declined 6.2% compared to the same period of the prior year primarily due to a $4.6 million decrease in termination, transfer and extension fees that was partially offset by an increase in royalty revenue resulting from a 1.7% increase in domestic same-restaurant sales. Applebee’s franchise revenue for the nine months ended September 30, 2014 declined 2.2% from the same period of the prior year due to a $5.4 million decrease in termination and transfer fees and a decrease in the number of Effective Franchise Restaurants open during the period. The impact on franchise revenue of these declines was partially offset by an increase in franchise fees due to more restaurant openings in 2014 and a 0.6% increase in domestic same-restaurant sales.

The 4.0% increase in IHOP franchise revenue (other than advertising) for the three months ended September 30, 2014 was primarily due to higher royalty revenues resulting from a 3.3% increase in Effective Franchise Restaurants and a 2.4% increase in domestic same-restaurant sales. The 5.0% increase in IHOP franchise revenue (other than advertising) for the nine months ended September 30, 2014 was due to higher royalty revenues resulting from a 3.2% increase in domestic same-restaurant sales and a 2.5% increase in Effective Franchise Restaurants, as well as a $0.6 million increase in sales volumes of pancake and waffle dry mix.

IHOP’s franchise expenses are substantially higher than Applebee’s due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations. However, because we have less contractual control over Applebee’s advertising expenditures, that activity is considered to be an agency relationship and therefore is not recognized as franchise revenue and expense. The increases in IHOP advertising revenue and expense for the three and nine months ended September 30, 2014 were due to higher contributions to marketing funds by IHOP franchisees. Franchisee contributions can be impacted by changes in contribution rates, domestic franchise same-restaurant sales and the number of franchise restaurants.

Company Restaurant Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2014	2013		2014	2013
	(In millions, except number of restaurants)
Effective Company Restaurants:(1)
Applebee’s	23	23	—	23	23	—
IHOP	10	12	(2)	10	12	(2)

Company restaurant sales	$15.0	$15.4	$(0.4)	$47.0	$48.1	$(1.1)
Company restaurant expenses	15.3	15.7	0.4	47.2	48.2	1.0
Company restaurant segment profit	$(0.3)	$(0.3)	$0.0	$(0.2)	$(0.1)	$(0.1)
Segment profit as % of revenue (2)	(2.1)%	(1.8)%		(0.4)%	(0.2)%
_____________________________________________________
(1) Effective Company Restaurants are the weighted average number of company restaurants open in a given fiscal period, adjusted to account for company restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

As of September 30, 2014, company restaurant operations comprised 23 Applebee’s company-operated restaurants and 10 IHOP company-operated restaurants. We operate these restaurants primarily to test new remodel programs, operating procedures, products, technology, cooking platforms and service models and accordingly, we do not anticipate these restaurants will generate a significant amount of profit or loss in any given period. Additionally, from time to time we also may operate restaurants reacquired from IHOP franchisees on a temporary basis until the restaurants are refranchised. Company restaurant sales and expenses for the three and nine months ended September 30, 2014 declined compared to the same periods in 2013 because we operated fewer such reacquired restaurants during 2014. As of September 30, 2014, we were not operating any reacquired restaurants.

Rental Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2014	2013		2014	2013
	(In millions)
Rental revenues	$30.8	$31.0	$(0.2)	$92.2	$92.7	$(0.5)
Rental expenses	23.7	24.2	0.5	71.1	72.9	1.8
Rental operations segment profit	$7.1	$6.8	$0.3	$21.1	$19.8	$1.3
Segment profit as % of revenue (1)	23.1%	22.1%		22.8%	21.3%
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

Rental revenue for the three months ended September 30, 2014 decreased compared to the same period of the prior year due to a $0.2 million decline in interest income as direct financing leases are repaid. Rental revenue for the nine months ended September 30, 2014 decreased primarily due to a $0.6 million decline in interest income as direct financing leases are repaid, partially offset by an increase in rental income due to higher IHOP domestic same-restaurant sales.

Rental segment expenses for the three months ended September 30, 2014 decreased compared to the same period of the prior year primarily due to a $0.2 million decline in interest expense on capital lease obligations. Rental segment expenses decreased for the nine months ended September 30, 2014 compared to the same period of the prior year primarily due to a $0.8 million decline in interest expense on capital lease obligations as well as $0.5 million decrease in the provision against deferred rental revenue associated with franchise restaurants whose lease agreements were terminated.

Financing Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2014	2013		2014	2013
	(In millions)
Financing revenues	$2.8	$3.2	$(0.4)	$10.8	$10.2	$0.6
Financing expenses	—	—	—	0.8	0.2	(0.6)
Financing operations segment profit	$2.8	$3.2	$(0.4)	$10.0	$10.0	$0.0
Segment profit as % of revenue (1)	100.0%	100.0%		92.3%	97.6%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above.

All financing operations relate to IHOP franchise restaurants. Financing revenues primarily consist of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

The decrease in financing revenue for the three months ended September 30, 2014 was primarily due to a $0.2 million decrease in interest revenue resulting from the progressive decline in note balances due to repayments.

The increase in financing revenue for the nine months ended September 30, 2014 was primarily due to fees of $1.4 million associated with the negotiated early termination of two leases in the first quarter of 2014. Early lease terminations such as these occur relatively infrequently and should not be considered indicative of any trend with respect to financing segment revenue.
This increase from these fees was partially offset by a $0.6 million decrease in interest revenue resulting from the progressive decline in note balances due to repayments and a decrease in equipment sales. The increase in financing expenses for the nine months ended September 30, 2014 was due to increased cost of sales of equipment associated with temporarily operated IHOP restaurants that were refranchised.

OTHER EXPENSE AND INCOME ITEMS

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2014	2013		2014	2013
	(In millions)
General and administrative expenses	$33.8	$35.3	$1.5	$102.8	$105.0	$2.2
Interest expense	25.0	25.0	0.0	74.9	75.2	0.3
Amortization of intangible assets	3.1	3.1	0.0	9.2	9.2	0.0
Closure and impairment charges	0.2	(0.4)	(0.6)	1.0	0.8	(0.2)
Debt modification costs	—	—	—	—	1.3	1.3
(Gain) loss on disposition of assets	(0.2)	(0.1)	0.1	0.6	(0.3)	(0.9)
Provision for income taxes	10.9	11.4	0.5	35.7	33.4	(2.4)

General and Administrative Expenses

G&A expenses for the three months ended September 30, 2014 decreased by 4.2% compared to the same period of the prior year, primarily due to declines in travel, consumer research, and professional services costs. G&A expenses for the nine months ended September 30, 2014 decreased by 2.1% compared to the same period of the prior year, primarily due to a decline in costs for professional services and travel, partially offset by higher compensation costs. Some of the favorability in travel costs is due to the timing of our annual brand franchisee conferences that took place in the fiscal fourth quarter of 2014 as compared to the third fiscal quarter of 2013.

Interest Expense

Interest expense for the three months ended September 30, 2014 was consistent with the same period of the prior year. Interest expense for the nine months ended September 30, 2014 decreased by $0.3 million compared to the same period of the prior year. Average interest-bearing debt outstanding during 2014 (our Term Loans, Senior Notes and financing obligations) was slightly lower than the prior year due to quarterly repayments of $1.2 million on the Term Loans and the release of financing obligations on several Applebee's restaurants that had been refranchised in prior years. Additionally, the interest rate on our Term Loans was 3.75% during the first nine months of 2014, whereas the interest rate on our Term Loans was 4.25% at the beginning of 2013 but was reduced to 3.75% after the debt modification noted below.

Amortization of Intangible Assets

Amortization of intangible assets relates to intangible assets, primarily franchising rights, that arose from the November 2007 acquisition of Applebee's. The amount of amortization expense will decline by approximately $2 million on an annualized basis beginning in 2015 as intangible assets with shorter lives become fully amortized.

Closure and Impairment Charges

Closure and impairment charges were $0.2 million and $1.0 million for the three and nine months ended September 30, 2014, respectively. Impairment charges during 2014 totaled less than $0.2 million. During the three months ended September 30, 2013, a downward revision of closure costs resulted in a credit of $0.4 million. Closure charges were $0.8 million for the nine months ended September 30, 2013. There were no impairment charges in 2013. There were no individually significant transactions during any of these periods.

During the nine months ended September 30, 2014, we performed assessments of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing the assessments. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets. No such indicators were noted.

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

Gain/Loss on Disposition of Assets

We recognized a gain on disposition of assets of $0.2 million for the three months ended September 30, 2014 compared to a gain of $0.1 million for the three months ended September 30, 2013. We recognized a loss on disposition of assets of $0.6 million for the nine months ended September 30, 2014 compared to a gain of $0.3 million for the nine months ended September 30, 2013. There were no individually significant dispositions during any of these periods.

Provision for Income Taxes

Our effective tax rate was 36.5% for the three months ended September 30, 2014 compared to an effective rate of 37.8% for the three months ended September 30, 2013. Our effective tax rate was 37.8% for the nine months ended September 30, 2014 compared to an effective rate of 38.2% for the nine months ended September 30, 2013. The effective tax rates for each period of 2014 were lower than the respective periods of 2013 primarily due to favorable 2013 state tax return-to-provision adjustments.

Liquidity and Capital Resources

Refinancing of Indebtedness

On September 30, 2014, Applebee’s Funding LLC and IHOP Funding LLC (each a “Co-Issuer”), each a special purpose, wholly-owned indirect subsidiary of the Company issued $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The Co-Issuers also entered into a revolving financing facility of Series 2014-1 Variable Funding Senior Notes Class A-1 (the “Variable Funding Notes”), which allows for drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a securitization transaction pursuant to which substantially all of our domestic revenue-generating assets and our domestic intellectual property, are held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.

Class A-2 Notes

The Notes were issued under a Base Indenture, dated September 30, 2014 (the “Base Indenture”) and the related Series 2014-1 Supplement to the Base Indenture, dated September 30, 2014 (the “Series 2014-1 Supplement”), among the Co-Issuers and Citibank, N.A., as the trustee (in such capacity, the “Trustee”) and securities intermediary. The Base Indenture and the Series 2014-1 Supplement (collectively, the “Indenture”) will allow the Co-Issuers to issue additional series of notes in the future subject to certain conditions set forth therein.

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is our indebtedness (assuming all variable funding facilities are fully drawn) divided by adjusted EBITDA for the four preceding quarterly periods. The complete definitions of all calculation elements of the leverage ratio are contained in the Indenture filed as an Exhibit to Form 8-K filed on October 3, 2014.

The legal final maturity of the Class A-2 Notes is in September 2044, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2 Notes will be repaid in September 2021 (the “Class A-2 Anticipated Repayment Date”). If the Co-Issuers have not repaid or refinanced the Class A-2 Notes prior to the Class A-2 Anticipated Repayment Date, additional interest will accrue on the Class A-2 Notes equal to the greater of (i) 5.00% per annum and (ii) a per annum interest rate equal to the amount, if any, by which the sum of the following exceeds the Class A-2 Note interest rate: (A) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the Class A-2 Anticipated Repayment Date of the United States Treasury Security having a term closest to 10 years plus (B) 5.00% plus (C) 2.150%.

The Notes are secured by the collateral described below under “Guarantees and Collateral.”

Variable Funding Notes

In connection with the issuance of the Class A-2 Notes, the Co-Issuers also entered into a revolving financing facility that allows for the drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Variable Funding Notes were issued under the Indenture and allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated as of September 30, 2014 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, the Guarantors , certain conduit investors, financial institutions and funding agents, and Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A. (“Rabobank Nederdland”), New York Branch, as provider of letters of credit, as swingline lender and as administrative agent.

The Variable Funding Notes will be governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Indenture. Depending on the type of borrowing by the Co-Issuers, the applicable interest rate under the Variable Funding Notes is calculated at a per annum rate equal to (a) LIBOR plus 2.50%, (b) (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 0.5% plus (ii) 2.00% or (c) the lenders’ commercial paper funding rate plus 2.50%. There is a scaled commitment fee based on the unused portion of the Variable Funding Notes facility of between 50 to 100 basis points. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to September 2019 (the “VFN Anticipated Repayment Date”), subject to two additional one-year extensions at the option of the Company, which acts as the manager (as described below), upon the satisfaction of certain conditions. Following the VFN Anticipated Repayment Date (and any extensions thereof), additional interest will accrue on the Variable Funding Notes equal to 5.00% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below under “Guarantees and Collateral.”

Guarantees and Collateral

Under the Guarantee and Collateral Agreement dated September 30, 2014 (the “Guarantee and Collateral Agreement”), among the Guarantors in favor of the Trustee, the Guarantors guarantee the obligations of the Co-Issuers under the Indenture and related documents and secure the guarantee by granting a security interest in substantially all of their assets.

The Notes are secured by a security interest in substantially all of the assets of the Co-Issuers and the Guarantors (collectively, the “Securitization Entities”). On September 30, 2014, these assets (the “Securitized Assets”) generally included substantially all of the domestic revenue-generating assets of the Corporation and its subsidiaries, which principally consist of franchise agreements, area license agreements, development agreements, franchisee fee notes, equipment leases, agreements related to the production and sale of pancake and waffle dry-mixes, owned and leased real property and intellectual property.

The Notes are obligations only of the Co-Issuers pursuant to the Indenture and are unconditionally and irrevocably guaranteed by the Guarantors pursuant to the Guarantee and Collateral Agreement. Except as described below, neither we nor any of our subsidiaries, other than the Securitization Entities, will guarantee or in any way be liable for the obligations of the Co-Issuers under the Indenture or the Notes.

Covenants and Restrictions

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities to maintain the stated debt service coverage ("DSCR") ratio, the sum of domestic retail sales for all restaurants being below certain levels on certain measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Notes on the Class A-2 Anticipated Repayment Date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure of the Securitization Entities to maintain the stated debt service coverage ratio, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

The DSCR ratio is Net Cash Flow for the four quarters preceding the calculation date divided by the total debt service payments of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Indenture filed as an Exhibit to Form 8-K filed on October 3, 2014. Failure to maintain a prescribed DSCR ratio can trigger a Cash Trapping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event as described below. In a Cash Trapping Event, the Trustee is required to retain a certain percentage of cash flow in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. Key DSCR ratios are as follows:

•DSCR less than 1.75x but equal to or greater than 1.50x - Cash Trapping Event, 50% of Net Cash Flow
•DSCR less than 1.50x - Cash Trapping Event, 100% of Net Cash Flow
•DSCR less than 1.30x - Rapid Amortization Event
•DSCR less than 1.20x - Manager Termination Event
•DSCR less than 1.10x - Default Event

Previous Credit Facilities

We had a $75.0 million revolving credit facility (the “Revolving Facility”) under our senior secured credit facility in place prior to September 30, 2014. During the nine months ended September 30, 2014, we did not borrow from our Revolving Facility and there were no outstanding borrowings under the Revolving Facility as of the close of our fiscal third quarter. The Revolving Facility also was used to collateralize letters of credit that were required for insurance purposes.

Dividends

During the nine months ended September 30, 2014, we declared and paid quarterly dividends as follows:

Nine months ended September 30, 2014	Declaration date	Payment date	Dividend per share	Total(1)
				(In millions)
First quarter	February 25, 2014	March 28, 2014	$0.75	$14.3
Second quarter	May 28, 2014	June 27, 2014	0.75	14.3
Third quarter	August 4, 2014	September 26, 2014	0.75	14.2
Total			$2.25	$42.8
__________________________________
(1) Includes dividend equivalents paid on restricted stock units

On October 27, 2014, our Board of Directors approved the payment of a fourth quarter cash dividend of $0.875 per share of our common stock, payable at the close of business on January 9, 2015 to the stockholders of record as of the close of business December 3, 2014.

Share Repurchases

In February 2013, our Board of Directors approved a stock repurchase authorization of up to $100 million of DineEquity common stock. Under this program, we may repurchase shares on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements, and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the nine months ended September 30, 2014, we repurchased 367,256 shares of common stock at a cost of $30.0 million. As of September 30, 2014, we have repurchased a cumulative total of 779,278 shares of common stock under the current Board authorization at a total cost of $59.7 million. On October 27, 2014, our Board of Directors approved increasing our share repurchase authorization back to the previous level of $100 million.

Cash Flows

In summary, our cash flows for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended
	September 30,
	2014	2013	Variance
	(In millions)
Net cash provided by operating activities	$102.4	$102.8	$(0.4)
Net cash provided by investing activities	5.4	6.0	(0.6)
Net cash used in financing activities	(81.0)	(77.8)	(3.2)
Net increase in cash and cash equivalents	$26.8	$31.0	$(4.2)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2014 was essentially the same as for the nine months ended September 30, 2013. For the first nine months of 2014, our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, gains on asset sales, deferred taxes and stock-based compensation) decreased by $4.4 million compared to 2013. Net income for the nine months ended September 30, 2014 increased compared to the same period of 2013, primarily due to higher franchise and rental segment profit, and lower G&A expenses, but this was offset by a decrease in net deferred taxes. Additionally, net changes in working capital provided cash of $28.0 million during the first nine months of 2014 compared to $24.0 million of cash provided during the first nine months of 2013, a favorable variance of $4.0 million.

Investing Activities

Investing activities provided net cash of $5.4 million for the nine months ended September 30, 2014. Principal receipts from notes, equipment contracts and other long-term receivables of $10.3 million and proceeds from asset sales of $0.7 million were partially offset by $5.5 million in capital expenditures. Capital expenditures are expected to be approximately $10 million for fiscal 2014.

Financing Activities

Financing activities used net cash of $81.0 million for the nine months ended September 30, 2014. Cash used in financing activities primarily consisted of cash dividends on our common stock totaling $42.7 million, repurchases of our common stock totaling $30.0 million, repayments of capital lease, financing obligations and long-term debt of $12.1 million, and an increase in marketing fund restricted cash of $4.9 million. Cash provided by financing activities primarily consisted of a net cash inflow of $8.8 million related to equity compensation awards.

Change in Cash and Cash Equivalents

At September 30, 2014, our cash and cash equivalents totaled $132.9 million, including approximately $48.3 million of cash held for gift card programs and advertising funds. Cash and cash equivalents increased $26.8 million during the nine months ended September 30, 2014 as compared to an increase of $31.0 million during the nine months ended September 30, 2013. This change was primarily due to an increase of $5.3 million in repurchases of our common stock.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowing capacity under our Variable Funding Notes will be adequate to meet our liquidity needs for the next twelve months.

Free Cash Flow

We define “free cash flow” for a given period as cash provided by operating activities, plus receipts from notes, equipment contracts and other long-term receivables (collectively, “long-term receivables”), less additions to property and equipment, principal payments on capital lease and financing obligations and the mandatory annual repayment of 1% of the principal balance of our borrowings under our senior secured credit facility in place prior to September 30, 2014 (the “Term Loans”). We believe this information is helpful to investors to determine our cash available for general corporate purposes and for the return of cash to stockholders pursuant to our capital allocation strategy.

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Nine Months Ended
	September 30,
	2014	2013	Variance
	(In millions)
Cash flows provided by operating activities	$102.4	$102.8	$(0.4)
Principal receipts from long-term receivables	10.3	10.3	—
Additions to property and equipment	(5.5)	(4.5)	(1.0)
Principal payments on capital lease and financing obligations	(8.5)	(7.5)	(1.0)
Mandatory 1% repayment of principal balance of Term Loans	(3.5)	(3.5)	—
Free cash flow	$95.2	$97.6	$(2.4)
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. During the nine months ended September 30, 2014, there were no significant changes in our estimates and critical accounting policies.

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

Item 1A.  Risk Factors.

Except as set forth below, there are no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013:
The terms of the securitized debt issued by certain of our wholly-owned subsidiaries have restrictive terms and the failure to comply with such restrictive terms could put us in default, which would have an adverse effect on our business and prospects.
Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of the securitized debt issued by certain of our wholly-owned subsidiaries. For example, the Indenture entered into by such subsidiaries in connection with the securitized debt contains covenants that limit the ability of certain of our wholly-owned subsidiaries to, among other things: sell assets; alter the business conducted by such subsidiaries; engage in mergers or acquisitions; declare dividends or redeem or purchase certain equity interests; incur, assume or permit to exist additional indebtedness or guarantees; make loans and investments; incur liens; and enter into transactions with affiliates other than on an arms-length basis. These covenants are applicable only to the securitization subsidiaries and do not apply to any of DineEquity, Inc., International House of Pancakes, LLC or Applebee’s International, Inc. as these entities are not a party to the Indenture. A breach of a covenant could result in a rapid amortization event or default under the securitized debt.
Further, the securitized debt also includes limitations on our ability to incur additional indebtedness and contains a number of financial performance measures that must be met to avoid a possible rapid amortization event or event of default. The most significant of these measures include a minimum debt service coverage ratio and minimum domestic franchise system sales. The ability to meet these financial performance measures can be affected by events beyond our control and there can be no assurance that we will satisfy these financial measures.
If amounts owed under the securitized debt are accelerated because of a default and we are unable to pay such amounts, the debt investors may have the right to assume control of substantially all of the securitized assets, which consist of substantially all of our domestic revenue-generating assets and domestic intellectual property.

During the seven-year term following issuance, the outstanding fixed-rate senior notes will accrue interest at a rate of 4.277% per year. Additionally, the fixed-rate senior notes have scheduled quarterly principal amortization payments of $3.25 million. If we maintain a leverage ratio of less than or equal to 5.25x total debt to EBITDA, we may elect to not make the scheduled principal payments.
If we are unable to refinance or repay amounts under the securitized debt prior to the expiration of the seven-year term, our cash flow would be directed to the repayment of the securitized debt and, other than a weekly management fee sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.
No assurance can be given that any refinancing or additional financing will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control. There can be no assurance that market conditions will be favorable at the times that we require new or additional financing.
The Indenture governing the securitized debt will restrict the cash flow from the entities subject to the securitization to any of our other entities and upon the occurrence of certain events, cash flow would be further restricted.
In the event that a rapid amortization event occurs under the Indenture (including, without limitation, upon an event of default under the Indenture or the failure to repay the securitized debt at the end of the seven-year term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
June 30, 2014 – July 27, 2014(a)	—	—	—	$40,300,000
July 28, 2014 – August 24, 2014(a)	5,878	$81.22	—	$40,300,000
August 25, 2014 – September 28, 2014(a)	6,170	$82.69	—	$40,300,000
Total	12,048	$81.97	—	$40,300,000
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to Registrant's Form 8-K filed on December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K filed on June 2, 2008 is incorporated herein by reference).
*†10.1	DineEquity, Inc. 2011 Stock Incentive Plan Stock-Settled Restricted Stock Agreement (International Employees).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

Dated:	October 28, 2014	By:	/s/ Julia A. Stewart
Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	October 28, 2014	By:	/s/ Thomas W. Emrey
Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

Dated:	October 28, 2014	By:	/s/ Greggory Kalvin
Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)