Form 10-K
period 2014-12-31
DineEquity, Inc
filed 2015-02-25
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014: $1.3 billion.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 20, 2015
Common Stock, $.01 par value	19,119,025
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 19, 2015 (the “2015 Proxy Statement”) are incorporated by reference into Part III.

DINEEQUITY, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2014

PART I

Item 1.    Business
DineEquity, Inc., together with its subsidiaries (referred to as the “Company,” “we,” “our” and “us,”), owns, franchises and operates two restaurant concepts: Applebee's Neighborhood Grill & Bar® (“Applebee's®”), in the bar and grill segment within the casual dining category of the restaurant industry, and International House of Pancakes® (“IHOP®”), in the family dining category of the restaurant industry. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or by us. As of December 31, 2014, 99% of our 3,667 restaurants across both brands were franchised. We believe this highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of free cash flow performance, as compared to owning a significant number of company-operated restaurants.
We generate revenue from four reporting segments, comprised of:

•	Franchise operations - primarily royalties, fees and other income from 1,994 Applebee’s franchised restaurants and 1,639 IHOP franchised and area licensed restaurants;

•	Rental operations - primarily rental income derived from lease or sublease agreements covering 709 IHOP franchised restaurants and one Applebee’s franchised restaurant;

•	Company restaurant operations - retail sales from 23 Applebee’s company-operated restaurants and 11 IHOP company-operated restaurants; and

•
Financing operations - primarily interest income from approximately $110 million of receivables for equipment leases and franchise fee notes generally associated with IHOP franchised restaurants developed before 2003.

Most of our revenue is derived from domestic operations within these four reporting segments, with approximately 88% of our total 2014 revenues being generated from our franchise and rental operations. Revenue derived from all foreign country operations comprised less than 3% of total consolidated revenue for the year ended December 31, 2014. At December 31, 2014, there were no long-lived assets located in foreign countries. See Note 17, Segment Reporting, of the Notes to the Consolidated Financial Statements included in this report for further segment information.
This report should be read in conjunction with the cautionary statements under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements.”
Our Key Strategies
We are focused on building our brands to create value for our stockholders and franchisees. To build on our achievements we are focused on the following key strategic priorities:
•Drive higher growth from our existing brands;
•Enable an increase in franchisee restaurant development;
•Maintain strong financial discipline; and

•	Drive stockholder value by generating strong free cash flow, the majority of which we intend to return to our stockholders.
Our fundamental approach to brand building centers on a strategic combination of menu, media, remodel and development initiatives to continually innovate and evolve both brands. Our shared services operating platform allows our senior management to focus on key factors that drive both our brands while leveraging the resources and expertise of our scalable, centralized support structure. We believe this closely integrated approach is a competitive point of difference that we expect will strengthen brand performance and generate growth in free cash flow.
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
Restaurant Concepts
Applebee's
We franchise, own and operate Applebee’s restaurants in the bar and grill segment within the casual dining category of the restaurant industry. Each Applebee's restaurant is designed as an attractive, friendly establishment featuring high quality, moderately-priced food, alcoholic and non-alcoholic beverage items, table service and a comfortable neighborhood atmosphere. Applebee’s features a selection of modern American grill and bar fare, such as appetizers, sandwiches and burgers, classic entrees and grilled steaks, specialty cocktails, beers and desserts. Our signature value menu “2 for $20,” first introduced in 2009, sets the standard within the industry and continues to resonate with our guests. Our commitment to industry leading innovation is evident behind such product platforms as “Unbelievably Great Tasting & Under 550 Calories,” our famous “All-In Burgers,” and most recently, the introduction of “The Pub Diet - grill and bar classics made a little better for you.” Each of our platforms is refreshed regularly to ensure that we are meeting the ever changing tastes and preferences of our guests so that they will choose to make Applebee’s their place, every day.
As of December 31, 2014, 60 franchise groups operated 1,994 Applebee’s franchise restaurants while we operated 23 restaurants in the Kansas City, Missouri area. These restaurants were located in 49 states within the United States, in two United States territories and in 15 countries outside of the United States. Applebee's was the largest casual dining concept in the United States in terms of 2013 system-wide sales(1).
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
As of December 31, 2014, 344 franchise groups operated 1,639 IHOP franchise restaurants, while we operated 10 restaurants in the Cincinnati, Ohio area. These restaurants were located in all 50 states within the United States, in the District of Columbia, in two United States territories and in eight countries outside of the United States. IHOP was the largest family dining concept in the United States in terms of 2013 system-wide sales(1).
In addition, from time to time we may also operate, on a temporary basis until refranchised, IHOP restaurants that we re-acquire for a variety of reasons from IHOP franchisees. There was one such restaurant included in total company-operated restaurants as of December 31, 2014.
See Item 2, Properties, for the geographic location of all Applebee’s and IHOP restaurants.

_____________________________________________________________________
(1) Source: Nation's Restaurant News, "Special Report: Top 100," June 30, 2014.

Franchising

Franchisee Relationships

We highly value good relationships between franchisors and franchisees and strive to maintain positive working relationships with our franchisees. For several years, IHOP and Applebee’s franchisees have operated their own representative advisory groups. These groups provide a forum for franchisees to share demonstrated best practices, offer counsel and review successful strategies, while working side-by-side with management of the Applebee's and IHOP brands. Applebee’s sponsors its Franchise Brand Council (“FBC”), which consists of eight franchisee representatives and three members of our senior management team. One franchisee representative, the founder of Applebee's, is a member for life, while the other franchisee representatives are elected by our franchisees. IHOP sponsors its Franchise Leadership Council (“FLC”), an elected and appointed body of IHOP franchisees formed to advise and assist senior management with respect to a broad range of matters relating to the operation of IHOP restaurants.

The Applebee's FBC and the IHOP FLC assist Applebee's and IHOP senior management in key areas of the business, including franchise marketing, menu development, information technology, operations and innovation.
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
Prior to the opening of each new Applebee's restaurant, the franchisee and the Company enter into a separate franchise agreement for that restaurant. Our current standard domestic Applebee's franchise agreement provides for an initial term of 20 years and permits four renewals, in five-year increments, for up to an additional 20 years, upon payment of an additional franchise fee. Our current standard domestic Applebee's franchise arrangement calls for a development fee equal to $10,000 for each Applebee's restaurant that the franchisee contracts to develop and an initial franchisee fee of $35,000 for each restaurant developed (against which the $10,000 development fee will be credited) and a royalty fee equal to 4% of the restaurant's monthly gross sales. We have agreements with most of our franchisees for Applebee's restaurants opened before January 1, 2000, which provide for royalty rates of 4%. The terms, royalties and advertising fees under a limited number of franchise agreements and other franchise fees under older development agreements vary from the currently offered arrangements.
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

We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to make required payments when due or failure to adhere to specified Company policies and standards.
Advertising Fees
We currently require domestic franchisees of Applebee's restaurants to contribute 3.25% of their gross sales to a national advertising fund and to spend at least 0.5% of their gross sales on local marketing and promotional activities. Under the current Applebee's franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales. For the year ended December 31, 2014, approximately 4.70% of Applebee's company restaurant sales was allocated for marketing activities. This amount includes contributions to the national advertising fund, which develops and funds the national promotions and the development of television and radio commercials and print advertising materials. We focus the remainder of our company-operated restaurant marketing expenditures on local marketing in the Kansas City area.
IHOP franchisees and company-operated restaurants allocate a percentage of their sales to local advertising cooperatives and a national advertising fund (the “IHOP NAF”). The IHOP franchise agreements generally provide for advertising fees comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales under the franchise agreement, which is typically used to cover the cost of local media purchases and other local advertising expenses incurred by a local advertising cooperative, and (ii) a national advertising fee equal to 1.0% of weekly gross sales under the franchise agreement. Area licensees are generally required to pay lesser amounts toward advertising.
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
During 2014, we and franchisees whose restaurants contribute a large majority of total annual contributions to the IHOP NAF entered into an amendment to their franchise agreements that increased the advertising contribution percentage of those restaurants' gross sales. Pursuant to the amendment, for the period from June 30, 2014 to December 31, 2014, 2.74% of each participating restaurant's gross sales was contributed to the IHOP NAF and 0.76% was contributed to local advertising cooperatives. For the period from January 1, 2015 to December 31, 2017, 3.50% of each participating restaurant's gross sales will be contributed to the IHOP NAF with no significant contribution to local advertising cooperatives. The amended advertising contribution percentage is also applicable to IHOP company-operated restaurants.
Franchise fees designated for the IHOP NAF and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations. However, because we have less contractual control over Applebee's advertising expenditures, Applebee’s national advertising fund activity is considered to be an agency relationship and therefore is not recognized as franchise revenue and expense.
IHOP Area License Agreements
We have entered into two long-term area license agreements for IHOP restaurants covering the state of Florida and certain counties in the state of Georgia, and the province of British Columbia, Canada. The area license agreements provide the licensees with the right to develop and franchise new IHOP restaurants in their respective territories and provide for royalties ranging from 1.0% to 2.0% of gross sales and advertising fees ranging from 0.25% to approximately 2.0% of gross sales. During 2014, the advertising fee contribution provisions of the Florida area license agreement were amended for the period through December 31, 2017 on substantially similar terms as the franchise agreement amendment described above. We also derive revenues from the sale of proprietary products to these area licensees and, in certain instances, to their sub-franchisees. Revenues from our area licensees are included in franchise operations revenues.
As of December 31, 2014, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 154 IHOP restaurants. The area licensee for the province of British Columbia, Canada operated or sub-franchised a total of 13 IHOP restaurants. The area license for British Columbia expires in 2026. The area license for Florida and Georgia expires in 2102.
Other Franchise-related Revenues and Fees

Approximately 88% of franchise segment revenue for the year ended December 31, 2014 consisted of Applebee's and IHOP royalties and IHOP advertising revenue. Most of the remaining 12% consisted of sales of proprietary products (primarily

IHOP pancake and waffle dry-mixes), franchise fees and software maintenance and support fees. Depending on circumstances, we may recover a portion of any fees lost due to early termination of a franchise agreement; however, not all franchise restaurant closures necessarily result in our receipt of such fees.
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
As of December 31, 2014, we had 55 development agreements with 19 Applebee’s franchise groups in place covering the entire United States (except Hawaii and our company-operated market) and 9 development agreements with 8 franchise groups calling for restaurant development in foreign countries. Applebee's development agreements generally provide for a series of two-year development commitments after the initial development period. The Applebee’s development agreements in place call for the opening of a combined total of 102 domestic restaurants and 19 international restaurants in 2015 and 2016.
As of December 31, 2014, we had signed commitments and options from IHOP franchisees to build 238 IHOP restaurants over the next 18 years, comprised of five restaurants under single restaurant or non-traditional development agreements, 156 restaurants under domestic multi-restaurant development agreements and 77 restaurants under international development agreements. The signed agreements include options to build an additional 42 restaurants over the next 13 years.
During 2015, we expect our franchisees to open a total of between 50 to 60 new IHOP restaurants and a total of between 30 to 40 new Applebee’s restaurants, primarily in the domestic market.
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
Composition of Franchise Systems

As of December 31, 2014, there were 34 Applebee’s franchisees that owned a total of 1,847 domestic Applebee's franchise restaurants. The number of domestic restaurants held by an individual franchisee ranged from one restaurant to 470 restaurants. As of December 31, 2014, there were 26 franchisees that owned a total of 147 international Applebee's franchise restaurants. The number of international restaurants held by an individual franchisee ranged from one restaurant to 19 restaurants. Our five largest Applebee’s franchisees own 48% of the total 1,994 Applebee's franchise restaurants.

As of December 31, 2014, there were 330 franchisees that owned a total of 1,568 domestic IHOP franchise restaurants, including 150 franchisees that each own one franchise restaurant. The largest individual IHOP franchisee owned 154 domestic restaurants. As of December 31, 2014, there were 14 franchisees that owned a total of 71 international IHOP franchise restaurants. The number of international restaurants held by an individual franchisee ranged from one restaurant to 13 restaurants. Our five largest IHOP franchisees own 24% of the total 1,639 IHOP franchise restaurants.
Company-Operated Restaurants
As of December 31, 2014, we operated 23 Applebee's restaurants located in the Kansas City, Missouri market area and 10 IHOP restaurants located in the Cincinnati, Ohio market area. We expect to refranchise the Applebee's company-operated Applebee's restaurants within the next twelve months, although there can be no guarantee a transaction will take place within that time frame, if at all. Additionally, from time to time, we have reacquired IHOP restaurants from IHOP franchisees for a variety of reasons. In most cases we have been able to quickly refranchise these restaurants to new franchisees. When reacquired restaurants are not quickly refranchised, we typically operate the reacquired restaurants until they can be refranchised. These temporarily reacquired restaurants may require investments in remodeling and rehabilitation before they can be refranchised. As a result, our reacquired restaurants may incur operating losses for some period of time. At December 31, 2014, we operated one such reacquired IHOP restaurant.
Supply Chain
In February 2009, Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”), an independent cooperative entity, was formed by us and franchisees of Applebee's and IHOP domestic restaurants who chose to join the Co-op. CSCS has been appointed as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. We (as operator of 34 company restaurants as of December 31, 2014) are a member of CSCS and have committed to purchase substantially all goods, equipment and distribution services for company-operated restaurants through the CSCS supply chain program. As of December 31, 2014, 100% of Applebee's domestic franchise restaurants and 99% of IHOP domestic franchise restaurants were members of CSCS.
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
Applebee's competes in the casual dining segment against national and multi-state restaurant chains such as Chili's, T.G.I. Friday's, Olive Garden, Red Lobster and Buffalo Wild Wings, among others, as well as fast-casual restaurant chains. In addition, there are many independent restaurants across the country in the casual dining segment. Amongst our competitors, Applebee's is the largest casual dining concept in the United States in terms of 2013 system-wide sales(1).
IHOP competes in the family dining segment against national and multi-state restaurant chains such as Denny's, Cracker Barrel Old Country Store and Bob Evans Restaurants. IHOP also faces competition from QSR restaurant chains and fast-casual restaurant chains that serve breakfast. In addition, there are many independent restaurants and diners across the country in the family dining segment. Amongst our competitors, IHOP is the largest family dining concept in the United States in terms of 2013 system-wide sales(1).
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
___________________________________________________________________
(1) Source: Nation's Restaurant News, "Special Report: Top 100," June 30, 2014.

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
Information Technology
We utilize programmed point of sale systems, kitchen data management, and back-of-the house systems for accounting, labor and inventory management in our company restaurants.  In addition, we are developing several consumer-facing technology initiatives focused on improving our customers' experience. Sales and product mix information is transmitted to our restaurant support centers on a daily basis and this information supports our operations and marketing initiatives.  We mitigate the potential impact from operational interruption of our information technology systems through a disaster recovery plan that is updated on a regular basis. We believe that technology is and will continue to be a key component of our long-term plans and are committed to providing system stability and targeted innovation.  Our use of technology, particularly in terms of managing electronic payments and confidential information, also represents security and operational risks that we must manage and may result in additional costs incurred.

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
Research and Development
We do not engage in any material amount of research and development activity from a financial perspective. We do engage in ongoing culinary development and testing, in addition to consumer research into customers’ preferences and opinions as well as overall industry trends.
Seasonality
We do not consider our operations to be seasonal to any material degree. We do experience a slight increase in system-wide sales in the first quarter due to redemptions of gift cards sold during the December holiday season. Over the past five years, 26% of our annual system-wide sales (retail sales reported to us by our franchisees plus sales at our company-operated restaurants) occurred in the first quarter. Sales at restaurants owned by franchisees are not attributable to the Company.

Government Regulation
We are subject to Federal Trade Commission (“FTC”) regulation and a number of state laws which regulate the offer and sale of franchises. We also are subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising, as amended (the “FTC Rule”), requires us to furnish to prospective domestic franchisees a Franchise Disclosure Document containing information prescribed by the FTC Rule.
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
We are subject to a number of privacy and data protection laws and regulations globally. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increase in attention given to privacy and data protection issues with the potential to affect directly our business, including recently enacted laws and regulations in the United States and internationally requiring notification to individuals and government authorities of security breaches involving certain categories of personal information.
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
In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. In addition to the United States Food and Drug Administration’s recently adopted menu labeling requirements for restaurants, a number of other jurisdictions around the United States have adopted regulations requiring that chain restaurants include calorie information on their menus or make other nutritional information available. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may result in increased costs of compliance with the requirements and may also change customer buying habits in a way that adversely impacts our sales. For further information regarding governmental regulation, see Item 1A, Risk Factors.

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
Employees
At December 31, 2014, we had approximately 2,325 employees, of whom approximately 525 were full-time, non-restaurant, corporate personnel. Our employees are not presently represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our relations with employees are good. Our franchisees are independent business owners, so their employees are not included in our employee count.
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
We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 weeks in our 2014, 2013 and 2012 fiscal years, which ended on December 28, 2014, December 29, 2013 and December 30, 2012, respectively. There will be 53 weeks in our 2015 fiscal year that will end on January 3, 2016. The last month of our fiscal 2015 fourth quarter will contain six weeks.
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
Our business is affected by general economic conditions that are largely out of our control.  Our business is dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee's or IHOP restaurants. If our customers' disposable income available for discretionary spending is reduced (because of circumstances such as job losses, credit constraints, higher housing costs, increased tax rates, energy costs, interest rates or other costs) or if the perceived wealth of customers decreases (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our business could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or choose alternatives to dining out. Any decreases in customer traffic or average value per transaction due to these or other reasons could:

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

Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. As of December 31, 2014, certain of our indirect, wholly-owned subsidiaries had approximately $1.3 billion of long-term debt. In addition, we had approximately $0.2 billion in financing and capital lease obligations as of December 31, 2014. Our level of indebtedness could have important consequences to our financial health. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt or refinance any of our debt on attractive terms, commercially reasonable terms, or at all;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

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
The terms of the securitized debt issued by certain of our indirect, wholly-owned subsidiaries have restrictive terms and the failure to comply with such restrictive terms could put us in default, which would have an adverse effect on our business and prospects. Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of the securitized debt issued by certain of our wholly-owned subsidiaries. For example, the indenture entered into by such subsidiaries in connection with the securitized debt contains covenants that limit the ability of certain of our wholly-owned subsidiaries to, among other things: sell assets; alter the business conducted by such subsidiaries; engage in mergers or acquisitions; declare dividends or redeem or purchase certain equity interests; incur, assume or permit to exist additional indebtedness or guarantees; make loans and investments; incur liens; and enter into transactions with affiliates other than on an arms-length basis. These covenants are applicable only to the securitization subsidiaries and do not apply to any of DineEquity, Inc., International House of Pancakes, LLC or Applebee’s International, Inc. as these entities are not a party to the indenture. A breach of a covenant could result in a rapid amortization event or default under the securitized debt.
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
If amounts owed under the securitized debt are accelerated because of a default and we are unable to pay such amounts, the investors may have the right to assume control of substantially all of the securitized assets, which consist of substantially all of our domestic revenue-generating assets and domestic intellectual property.

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

Declines in our financial performance could result in impairment charges in future periods.   United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions as to same-restaurant sales trends, future development plans and brand-enhancing initiatives, among other things. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. As of December 31, 2014, our total stockholders' equity was $279.1 million. A significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could result in a deficit balance in stockholders' equity. While such a deficit balance would not create an event of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.

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

Our performance is subject to risks associated with the restaurant industry, including the highly competitive nature of the industry. We derive a substantial portion of our revenues in the form of royalties based on a percentage of the gross sales of our franchised restaurants. Sales and profitability of these restaurants and, in turn, payments we receive from our franchisees may be negatively impacted by a number of factors, some of which are outside of our control. The most significant are:

•
declines in comparable-restaurant sales growth rates due to: (i) failing to meet or adequately adapt to changing customers' expectations for food quality and taste or to innovate new menu items to retain the existing customer base and attract new customers; (ii) competitive intrusions in our markets; (iii) opening new restaurants that cannibalize the sales of existing restaurants; (iv) failure of national or local marketing to be effective; (v) weakening national, regional and local economic conditions; and (vi) natural or man-made disasters or adverse weather conditions;

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

•
the highly competitive nature of the restaurant industry with respect to, among other things: (i) price, service, location, personnel and the type and quality of food; (ii) the trend toward convergence in grocery, deli and restaurant services, as well as the continued expansion of restaurants in the breakfast daypart; and (iii) the entry of major market players in non-competing industries into the food services market which could decrease the market share of Applebee’s and IHOP in their respective categories;

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

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our brands, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our franchisees, guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. These efforts may not be successful, and pose a variety of other risks, as discussed below under the heading: “We are heavily dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.”

Changing health or dietary preferences may cause consumers to avoid Applebee's and IHOP's products in favor of alternative foods.  The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, and the impact on consumer eating habits of new information regarding diet, nutrition and health. Our franchise development and system-wide sales depend on the sustained demand for our products, which may be affected by factors we do not control. Various factors such as: (i) the Food and Drug Administration’s menu labeling rules of nutritional content, (ii) nutritional guidelines issued by the United States Department of Agriculture and issuance of similar guidelines or statistical information by state or local municipalities, or (iii) academic studies, may impact consumer choice and cause consumers to select foods other than those that are offered by Applebee's or IHOP restaurants. We may not be able to adequately adapt Applebee's or IHOP restaurants' menu offerings to keep pace with developments in consumer preferences, which may result in reductions to the franchise payments we receive from franchisees and the revenues generated by our company-operated restaurants.

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

There is no assurance that our international operations will be profitable or that international growth will continue. Our international operations are subject to all of the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, foreign currency fluctuations, and differing cultures and consumer preferences.

We also are subject to governmental regulations throughout the world that impact the way we do business with our international franchisees and vendors. These include antitrust and tax requirements, import/export/customs regulations, anti-boycott regulations, and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.

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

We may be subject to litigation and other legal proceedings that could be time consuming, require significant amounts of management time and result in the diversion of significant operational resources. We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There have been a growing number of lawsuits in recent years. There has also been a rise in employment-related lawsuits. From time to time, we have been subject to these types of lawsuits. The cost of defending claims against us or the ultimate resolution of such claims may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits.

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

Matters involving employees at company-operated restaurants expose us to potential liability.  We are subject to United States federal, state and local employment laws that expose us to potential liability if we are determined to have violated such employment laws. Failure to comply with federal and state labor laws pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation regulations, citizenship or residency requirements, child labor requirements, sales taxes and other employment-related matters may have a material adverse effect on our business or operations. In addition, employee claims based on, among other things, discrimination, harassment or wrongful termination may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such employment laws are difficult to quantify.

Our failure or the failure of our franchisees to comply with federal, state and local governmental regulations may subject us to losses and harm our brands.  We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), along with the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including tip credits, working conditions, safety standards and immigration status. In 2014, the general counsel’s office of the National Labor Relations Board issued complaints naming the McDonald’s Corporation as a joint employer of workers at its franchisees for alleged violations of the Fair Labor Standards Act. There can be no assurance that other franchisors will not receive similar complaints in the future which may result in legal proceedings based on the actions of its franchisees. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. We continue to evaluate the potential impact of the Patient Protection and Affordable Care Act and regulations issued thereto on our business, and to accommodate various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

We are subject to extensive federal, state and local governmental regulations, including those relating to the food safety and inspection and the preparation and sale of food and alcoholic beverages. Disruptions within any government agencies could impact the U.S. food industry which may have an adverse effect on our business. We are also subject to laws and regulations relating to building and zoning requirements. Each of our and our franchisees' restaurants is also subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality where the restaurant is located. We generally have not encountered any material difficulties or failures in obtaining and maintaining the required licenses and approvals that could impact the continuing operations of an existing restaurant, or delay or prevent the opening of a new restaurant. Although we do not, at this time, anticipate any occurring in the future, we cannot assure you that we or our franchisees will not experience material difficulties or failures that could impact the continuing operations of an existing restaurant, or delay the opening of restaurants in the future.

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

Restaurant development plans under development agreements may not be implemented effectively. We rely on franchisees to develop Applebee's and IHOP restaurants. Restaurant development and the success of restaurants opened by our franchisees involve substantial risks, including the following:

•	the demand for Applebee’s and IHOP restaurants and the selection of appropriate franchisee candidates;

•	costs of construction, permit issuance and regulatory compliance;

•	the availability of suitable locations and terms for potential development sites, including lease or purchase terms for new locations;

•	the ability of franchisees to fulfill their commitments to build new restaurants in the numbers and the time frames specified in their development agreements;

•
the availability of financing, at acceptable rates and terms, to both franchisees and third-party landlords, for restaurant development and/or implementation of our business strategy through new remodel programs and other operational changes;

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

Approximately 99% of our restaurants are owned and operated by our franchisees and, as a result, we are highly dependent upon our franchisees. Nearly all Applebee’s and IHOP restaurants are owned and operated by our franchisees. As a result, we expect to receive less revenue from company restaurant sales and any increase in general and administrative expenses may have a greater proportional impact on our financial condition and business results. While our franchise agreements are designed to maintain brand consistency, the significant percentage of franchised-operated restaurants may expose us to risks not otherwise encountered if we maintained ownership and control of the restaurants. These risks include franchisee defaults on their obligations to us arising from financial or other difficulties encountered by them including personal financial risks unrelated to their franchisee activities, such as:

•	payments to us or maintenance and improvement obligations;

•	limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings;

•	unwillingness of franchisees to support our marketing programs and strategic initiatives;

•	inability to participate in business strategy changes due to financial constraints;

•	inability to meet rent obligations on leases on which we retain contingent liability;

•	failure to operate restaurants in accordance with required standards;

•	failure to meet the criteria for renewing franchise agreements which could have a negative impact on our revenues;

•	failure to report sales information accurately;

•	efforts by one or more large franchisees or an organized franchise association to cause poor franchise relations; and

•	failure to comply with food quality and preparation requirements subjecting us to potential losses even when we are not legally liable for a franchisee's actions or failure to act.

Although we believe that our current relationships with our franchisees are generally good, there can be no assurance that we will maintain strong franchisee relationships. Our dependence on franchisees could adversely affect us, our reputation and our brands, and could adversely affect our business, financial condition and results of operations.

Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater credit risk.  As of December 31, 2014, Applebee's franchisees operated 1,847 Applebee's restaurants in the United States, comprising 99% of the total Applebee's restaurants in the United States. Of those restaurants, the ten largest Applebee's franchisees owned 1,286 restaurants, representing 70% of all franchised Applebee's restaurants in the United States. The largest Applebee's franchisee owned 470 restaurants, representing 25% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of credit risk with respect to such franchisees because their financial obligations to us are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experiences financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements including payments to us and the maintenance and improvement of its restaurants. If any of these franchisees are subject to bankruptcy or insolvency proceedings, a bankruptcy court may prevent the termination of the related franchise agreements and development agreements. Any franchisee that is experiencing financial difficulties may also be unable to participate in implementing changes to our business strategy. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with its other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.

We are subject to credit risk from our IHOP franchisees operating under our Previous Business Model, and a default by these franchisees may negatively affect our cash flows.  Of the 1,472 IHOP restaurants subject to franchise agreements as of December 31, 2014, approximately half operate under the Previous Business Model. The Company was involved in all aspects of the development and financing of the IHOP restaurants established prior to 2003. Under the Previous Business Model, the Company typically identified and leased or purchased the restaurant sites, built and equipped the restaurants and then franchised them to franchisees. In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous Business Model include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under the building property lease/sublease agreement and our notes and equipment contract receivables, as well as outstanding franchise royalties. The additional amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous Business Model and may negatively affect our cash flows.

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

Franchisees are subject to potential losses that are not covered by insurance that may negatively impact their ability to make payments to us and perform other obligations under franchise agreements. Franchisees may have insufficient insurance coverage to cover all of the potential risks associated with the ownership and operation of their restaurants. A franchisee may have insufficient funds to cover future unanticipated increases in insurance premiums or losses that are not covered by insurance. Certain extraordinary hazards may not be insurable and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, there is no assurance that any loss incurred will not exceed the limits on the policies obtained, or that claim payments on such policies will be received on a timely basis, or even if obtained on a timely basis, that such payments will prevent losses to such franchisee or enable timely franchise payments. Accordingly, in cases in which a franchisee experiences increased insurance premiums or must pay claims out-of-pocket, the franchisee may not have the funds necessary to make franchise payments to us.

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

If franchisees and other licensees do not observe the required quality and trademark usage standards, our brands may suffer reputational damage, which could in turn adversely affect our business.   We license our intellectual property to our franchisees, product suppliers, manufacturers, distributors, advertisers and other third parties. The franchise agreements and other license agreements require that each franchisee or other licensee use our intellectual property in accordance with established or approved quality control guidelines. However, there can be no assurance that the franchisees or other licensees will use the intellectual property assets in accordance with such guidelines. Franchisee and licensee noncompliance with the terms and conditions of the governing franchise agreement or other license agreement may reduce the overall goodwill associated with our brands. Franchisees and other licensees may refer to our intellectual property improperly in communications, resulting in the weakening of the distinctiveness of our intellectual property. There can be no assurance that the franchisees or other licensees will not take actions that could have a material adverse effect on the Applebee's or IHOP intellectual property.

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

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. These efforts may not be successful, and pose a variety of other risks, as discussed above under the heading: “A failure to develop and implement innovative marketing and guest relationship initiatives, ineffective or improper use of social media or other marketing initiatives, and increased advertising and marketing costs, could adversely affect our business results.”

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our employee and business relationships, all of which could subject us to loss and harm our brands. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information about our customers, franchisees, vendors and employees. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Three primary risks that could directly result from the occurrence of a cyber incident include (i) exposure of confidential data about our customers, franchisees, vendors and employees, (ii) damage to the reputation of our brands and (iii) damage to our relationship with our franchisees.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The table below shows the location and ownership type of Applebee's and IHOP restaurants as of December 31, 2014:

	Applebee's			IHOP
	Franchise	Company	Total	Franchise	Company	Area License		Total
United States
Alabama	31	—	31	22	—	—		22
Alaska	2	—	2	4	—	—		4
Arizona	27	—	27	39	—	—		39
Arkansas	11	—	11	15	—	—		15
California	117	—	117	232	—	—		232
Colorado	26	—	26	32	—	—		32
Connecticut	6	—	6	8	—	—		8
Delaware	12	—	12	7	—	—		7
District of Columbia	—	—	—	2	—	—		2
Florida	109	—	109	—	—	150	*	150
Georgia	70	—	70	75	—	4	*	79
Hawaii	—	—	—	5	—	—		5
Idaho	12	—	12	8	—	—		8
Illinois	47	—	47	50	1	—		51
Indiana	65	—	65	23	—	—		23
Iowa	26	—	26	9	—	—		9
Kansas	24	10	34	22	—	—		22
Kentucky	37	—	37	8	1	—		9
Louisiana	17	—	17	30	—	—		30
Maine	12	—	12	1	—	—		1
Maryland	24	—	24	40	—	—		40
Massachusetts	28	—	28	19	—	—		19
Michigan	87	—	87	21	—	—		21
Minnesota	58	—	58	12	—	—		12
Mississippi	22	—	22	12	—	—		12
Missouri	45	13	58	28	—	—		28
Montana	8	—	8	5	—	—		5
Nebraska	19	—	19	5	—	—		5
Nevada	14	—	14	24	—	—		24
New Hampshire	14	—	14	4	—	—		4
New Jersey	58	—	58	42	—	—		42
New Mexico	20	—	20	21	—	—		21
New York	113	—	113	52	—	—		52
North Carolina	60	—	60	52	—	—		52
North Dakota	12	—	12	2	—	—		2
Ohio	92	—	92	23	9	—		32
Oklahoma	23	—	23	28	—	—		28
Oregon	21	—	21	7	—	—		7
Pennsylvania	79	—	79	20	—	—		20
Rhode Island	8	—	8	3	—	—		3
South Carolina	39	—	39	30	—	—		30
South Dakota	6	—	6	3	—	—		3
Tennessee	43	—	43	37	—	—		37
Texas	105	—	105	193	—	—		193
Utah	16	—	16	19	—	—		19
Vermont	3	—	3	1	—	—		1
Virginia	73	—	73	62	—	—		62
Washington	42	—	42	32	—	—		32
West Virginia	17	—	17	7	—	—		7
Wisconsin	42	—	42	15	—	—		15
Wyoming	5	—	5	3	—	—		3
Total Domestic	1,847	23	1,870	1,414	11	154		1,579

	Applebee's				IHOP
	Franchise	Company	Total		Franchise	Company	Area License		Total
International
Bahrain	—	—	—		1	—	—		1
Brazil	13	—	13		—	—	—		—
Canada	18	—	18		10	—	13	*	23
Chile	4	—	4		—	—	—		—
Costa Rica	3	—	3		—	—	—		—
Dominican Republic	1	—	1		—	—	—		—
Egypt	1	—	1		—	—	—		—
Guam	1	—	1	1	—	—	—		—
Guatemala	4	—	4		3	—	—		3
Honduras	3	—	3		—	—	—		—
Indonesia	1	—	1		—	—	—		—
Jordan	1	—	1		—	—	—		—
Kuwait	6	—	6		4	—	—		4
Mexico	59	—	59		26	—	—		26
Philippines	—	—	—		6	—	—		6
Puerto Rico	4	—	4		3	—	—		3
Qatar	6	—	6		—	—	—		—
Saudi Arabia	15	—	15		1	—	—		1
St. Croix, Virgin Islands	—	—	—		1	—	—		1
United Arab Emirates	7	—	7		3	—	—		3
Total International	147	—	147		58	—	13		71
Totals	1,994	23	2,017		1,472	11	167		1,650
* of these restaurants 62 in Florida, 4 in Georgia and 12 in Canada have been sub-licensed by the area licensee

As of December 31, 2014, we operated 23 Applebee's restaurants and 11 IHOP restaurants. We operate the 23 Applebee's restaurants in the Kansas City, Missouri market and 10 IHOP restaurants in the Cincinnati, Ohio market. Of these restaurants, we leased the building for five sites, owned the building and leased the land for 11 sites, owned the land and building for one site and leased the land and building for 17 sites. We are temporarily operating one IHOP company-operated restaurant until it is refranchised.
Of the 1,472 IHOP restaurants operated by franchisees, 60 were located on sites owned by us, 649 were located on sites leased by us from third parties and 763 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees and 1,993 of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensees or the franchisees. We owned one site on which a franchisee-operated Applebee's restaurant was located.
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

Item 4.   Mine Safety Disclosure.

Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “DIN”. The following table sets forth the high and low sales prices of our common stock on the NYSE for each fiscal quarter of 2014 and 2013.

	Fiscal Year 2014		Fiscal Year 2013
	Prices		Prices
Quarter	High	Low	High	Low
First	$85.73	$74.21	$78.39	$65.44
Second	$82.75	$74.07	$74.96	$66.39
Third	$84.99	$74.93	$72.49	$64.44
Fourth	$103.26	$77.08	$85.74	$65.96

Holders
The number of stockholders of record and beneficial owners of our common stock as of February 6, 2015 was estimated to be 12,400.
Dividends
During the fiscal years ended December 31, 2014 and 2013, we declared and paid dividends on our common stock as follows:

Year ended December 31, 2014	Declaration date	Payment date	Dividend per share	Total(1)
				(In millions)
First quarter	February 25, 2014	March 28, 2014	$0.75	$14.3
Second quarter	May 28, 2014	June 27, 2014	0.75	14.3
Third quarter	August 4, 2014	September 26, 2014	0.75	14.2
Fourth quarter	October 27, 2014	(2)	0.875	—
Total			$3.125	$42.8

Year ended December 31, 2013
First quarter	February 26, 2013	March 29, 2013	$0.75	$14.6
Second quarter	May 14, 2013	June 28, 2013	0.75	14.4
Third quarter	August 2, 2013	September 27, 2013	0.75	14.3
Fourth quarter	October 3, 2013	December 27, 2013	0.75	14.3
Total			$3.00	$57.6
______________________________________________________
(1) Includes dividend equivalents paid on restricted stock units
(2) The fourth quarter 2014 dividend of $16.6 million was paid on January 9, 2015

On February 24, 2015, our Board of Directors approved payment of a cash dividend of $0.875 per share of common stock, payable at the close of business on April 10, 2015 to the stockholders of record as of the close of business on March 13, 2015.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2014, regarding shares outstanding and available for issuance under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	618,115	$53.10	1,015,869
Equity compensation plans not approved by security holders	—	—	—
Total	618,115	$53.10	1,015,869
The number of securities remaining available for future issuance represents shares under our 2011 Stock Incentive Plan. Please refer to Note 13, Stock-Based Incentive Plans, in the Notes to the Consolidated Financial Statements for a description of the Plan.
Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
September 29, 2014 – October 26, 2014(a)	2,175	$80.63	—	$40,300,000
October 27, 2014 – November 23, 2014(a)	263	$93.63	—	$100,000,000
November 24, 2014 – December 28, 2014(b)	20,973	$98.34	20,335	$98,000,000
Total	23,411	$96.64	20,335	$98,000,000

(a) These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards.
(b) This amount includes 638 shares owned and tendered by employees at an average price of $97.43 per share to satisfy tax withholding obligations on the vesting of restricted stock awards during the fiscal month ended December 28, 2014.
(c)  On October 27, 2014, our Board of Directors approved a stock repurchase authorization of up to $100 million of our common stock, replacing the previously announced $100 million authorization pursuant to which $57.7 million of our common stock had been repurchased. Repurchases are subject to prevailing market prices and may take place in open market transactions and in privately negotiated transactions, based on applicable legal requirements and business, market, and other considerations. The program does not require the repurchase of a specific number of shares and may be terminated at any time.

Stock Performance Graph
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Value-Line Restaurants Index (“Restaurant Index”) over the five-year period ended December 31, 2014. The graph and table assume $100 invested at the close of trading on the last day of trading in 2009 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Stockholder Return
DineEquity, Inc., Standard & Poor's 500 And Value Line Restaurant Index
(Performance Results Through December 31, 2014)

	2009	2010	2011	2012	2013	2014
DineEquity, Inc.	$100.00	$203.29	$173.78	$275.83	$358.50	$461.12
Standard & Poor's 500	100.00	115.06	117.49	136.29	180.43	205.13
Restaurant Index	100.00	139.17	183.55	193.33	256.50	287.81

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations information and the consolidated balance sheet data for the years ended and as of December 31, 2014, 2013, 2012, 2011 and 2010 are derived from our audited consolidated financial statements.

	Fiscal Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share amounts and restaurant data)
Segment Revenues
Franchise and restaurant revenues (a)	$518.6	$502.6	$712.5	$929.5	$1,192.7
Rental revenues	122.9	124.8	122.9	126.0	124.5
Financing revenues	13.5	13.1	14.5	19.7	16.4
Total revenues	655.0	640.5	849.9	1,075.2	1,333.6
Segment Expenses
Franchise and restaurant expenses (a)	184.5	173.3	359.2	563.4	802.8
Rental expenses	94.6	97.3	97.2	98.2	99.0
Financing expenses	0.8	0.2	1.6	6.0	2.0
Total segment expenses	279.9	270.8	458.0	667.6	903.8
Gross segment profit	375.1	369.7	391.9	407.6	429.8
General and administrative expenses	145.9	143.6	163.2	155.8	160.3
Interest expense	96.6	100.3	114.3	132.7	171.5
Closure and impairment charges	3.7	1.8	4.2	29.9	4.3
Loss on extinguishment of debt and temporary equity	64.9	0.1	5.6	11.2	107.0
Loss (gain) on disposition of assets (a)	0.3	(0.2)	(102.6)	(43.3)	(13.5)
Other expense (b)	12.1	13.6	12.3	16.3	12.3
Income (loss) before income taxes	51.6	110.6	194.9	105.0	(12.1)
Income tax (provision) benefit	(15.1)	(38.6)	(67.2)	(29.8)	9.3
Net income (loss)	36.5	72.0	127.7	75.2	(2.8)
Less: Series A preferred stock dividends	—	—	—	—	(25.9)
Less: Accretion of Series B preferred stock	—	—	(2.5)	(2.6)	(2.5)
Less: Net (income) loss allocated to unvested participating restricted stock	(0.5)	(1.2)	(2.7)	(1.9)	1.2
Net income (loss) available to common stockholders	$35.9	$70.8	$122.5	$70.7	$(30.0)
Net income (loss) available to common stockholders per share:
Basic	$1.92	$3.75	$6.81	$3.96	$(1.74)
Diluted	$1.90	$3.70	$6.63	$3.89	$(1.74)
Weighted average shares outstanding:
Basic	18.8	18.9	18.0	17.8	17.2
Diluted	19.0	19.1	18.9	18.2	17.2
Dividends declared per common share	$3.125	$3.00	$—	$—	$—
Dividends paid per common share	$2.25	$3.00	$—	$—	$—
Balance Sheet Data (end of year):
Cash and cash equivalents	$104.0	$106.0	$64.5	$60.7	$102.3
Restricted cash—short-term and long-term (c)	67.0	0.7	1.9	1.2	1.6
Property and equipment, net (a)	241.2	274.3	294.4	474.2	612.2
Total assets	2,448.1	2,404.6	2,415.4	2,614.3	2,856.6
Long-term debt, less current maturities	1,300.0	1,203.5	1,202.1	1,411.4	1,631.5
Capital lease obligations, less current maturities	98.1	111.7	124.4	134.4	144.0
Financing obligations, less current maturities	42.5	48.8	52.0	162.7	237.8
Stockholders' equity	279.1	315.2	308.8	155.2	83.6
Other Financial Data:
Cash flows provided by operating activities	$118.5	$127.8	$52.9	$121.7	$179.3
Capital expenditures	5.9	7.0	17.0	26.3	18.7
Domestic system-wide same-restaurant sales percentage change:
Applebee's	1.1%	(0.3)%	1.2%	2.0%	0.3%
IHOP	3.9%	2.4%	(1.6)%	(2.0)%	0.0%
Total restaurants (end of year):
Applebee's	2,017	2,011	2,034	2,019	2,010
IHOP	1,650	1,620	1,581	1,550	1,504
Total restaurants	3,667	3,631	3,615	3,569	3,514
_______________________________________________________________________

(a)	We refranchised 369 Applebee's company-operated restaurants between 2010 and 2012.

(b)	Includes amortization of intangible assets in each year as well as $1.3 and $4.0 of debt modification costs in 2013 and 2011, respectively.

(c)	Restricted cash increased in 2014 due to refinancing of long-term debt. See Note 7 of Notes to Consolidated Financial Statements.

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
Domestically, IHOP restaurants are located in all 50 states and the District of Columbia, while Applebee's restaurants are located in every state except Hawaii. Internationally, IHOP restaurants are located in two United States territories and eight foreign countries; Applebee's restaurants are located in two United States territories and 15 foreign countries. With over 3,600 restaurants combined, we believe we are the largest full-service restaurant company in the world.
Our Vision
To be the preferred franchisor of choice and deliver maximum franchisee and stockholder value.
Our Mission
To unite great franchisees, iconic brands and team members to create the world's leading restaurant company - one guest at a time. To achieve this mission, our strategies are designed to ensure strong brands; drive profitable, organic growth; identify and exploit complementary concepts and extensions; and create and monetize new value-added services.
2014 Highlights

•
Refinanced our long-term debt at a lower, fixed interest rate, reducing future cash interest payments by approximately $34 million on an annualized, pre-tax basis and extending the maturity date to 2021;

•
Announced a new capital allocation strategy, increasing our quarterly dividend on common stock by 17%, effective with the fourth quarter of 2014, from $0.75 per share to $0.875 per share, and resetting the share repurchase authorization back to $100 million;

•
Generated free cash flow (cash provided by operating activities, plus receipts from long-term receivables, less additions to property and equipment, principal payments on capital lease and financing obligations and mandatory debt service payments) of approximately $113 million in 2014;

•
Increased IHOP's domestic system-wide same-restaurant sales by 3.9% during 2014, the second consecutive full year of growth in domestic system-wide same-restaurant sales and the highest yearly increase since 2004;

•	Generated positive traffic growth at IHOP restaurants for the first time in eight years;

•	Increased Applebee's domestic system-wide same-restaurant sales by 1.1% during 2014, the highest since 2012;

•	Opened 56 new restaurants worldwide by IHOP franchisees and area licensees and 36 new restaurants by Applebee's franchisees;

•
Remodeled nearly 500 restaurants system-wide during 2014. Applebee's and its franchisees remodeled 357 restaurants during 2014, while IHOP and its franchisees remodeled 137 restaurants. Over the past four years, approximately 90% of Applebee's restaurants and almost 50% of IHOP restaurants have been remodeled.

2014 Key Performance Indicators
In evaluating the performance of each restaurant concept, we consider the key performance indicators to be net franchise restaurant development and the percentage change in domestic system-wide same-restaurant sales. Since we are a 99% franchised company, expanding the number of franchise restaurants is an important driver of revenue growth because we currently do not plan to open any new Applebee's or IHOP company-operated restaurants or expand our rental and financing operations, legacies from the Previous IHOP Business Model we operated under prior to 2003. Growth in both the number of franchise restaurants and in sales at those restaurants will drive franchise revenues in the form of higher royalty revenues, additional franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of our 2014 performance in these metrics is as follows:

	Applebee's	IHOP
Percentage increase in domestic system-wide same-restaurant sales	1.1%	3.9%
Net franchise restaurant development(1)	6	32
_____________________________________________________
(1) Franchise and area license openings, net of closings

IHOP's increase of 3.9% in domestic system-wide restaurant sales for the year ended December 31, 2014 resulted from a higher average customer check as well as an increase in customer traffic. The increase reflects a strong performance throughout 2014, with positive domestic system-wide restaurant sales in each quarter. Customer traffic was positive in the third and fourth quarters of 2014. Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), IHOP outperformed the family dining segment as well as the overall restaurant industry in both domestic system-wide same-restaurant sales and traffic during 2014.

Applebee's increase of 1.1% in domestic system-wide restaurant sales for the year ended December 31, 2014 resulted from an increase in average customer check partially offset by a decrease in customer traffic. The increase reflects sequential quarterly improvement throughout 2014. Based on data from Black Box, Applebee's increase in domestic system-wide restaurant sales exceeded that of the casual dining segment as well as the overall restaurant industry in 2014, and Applebee's decrease in customer traffic was smaller than that of the casual dining segment as well as the overall restaurant industry.
IHOP franchisees and area licensees opened 56 new restaurants in 2014, with net franchise and area license restaurant development of 32 restaurants. Included in 2014 openings were 18 international restaurants, the most international openings we have ever had in a single year. Over the past five years, the total number of IHOP restaurants has grown from 1,456 to 1,650 restaurants, an average annual growth of nearly 39 restaurants per year.
Applebee's franchisees opened 36 new franchise restaurants in 2014, with net franchise restaurant development of six restaurants. The total number of Applebee's restaurants has increased from 1,965 to 2,017 restaurants since our November, 2007 acquisition of the brand. More significantly, during that time frame we transitioned Applebee's from a 72% franchised system to a 99% franchised system.
Additional information on each of these metrics is presented under the caption “Restaurant Data” that follows.
In evaluating the performance of the consolidated enterprise, we consider a key performance indicator to be consolidated free cash flow (cash provided by operating activities, plus receipts from notes, equipment contracts and other long-term receivables (collectively, “long-term receivables”), less additions to property and equipment, principal payments on capital lease and financing obligations and mandatory debt service payments). Consolidated free cash flows for the years ended December 31, 2014 and 2013 were $112.5 million and $120.1 million, respectively. Additional information on this metric is presented under the caption “Liquidity and Capital Resources” that follows.

Key Overall Strategies
DineEquity's Key Strategies
We are focused on building our brands to create value for our stockholders and franchisees. To build on our achievements we are focused on the following key strategic priorities:
•Drive higher growth from our existing brands;
•Enable an increase in franchisee restaurant development;
•Maintain strong financial discipline; and

•	Drive stockholder value by generating strong free cash flow, the majority of which we intend to return to our stockholders.
Our fundamental approach to brand building centers on a strategic combination of menu, media, remodel and development initiatives to continually innovate and evolve both brands. Our shared services operating platform allows our senior management to focus on key factors that drive both our brands while leveraging the resources and expertise of our scalable, centralized support structure. We believe this closely integrated approach is a competitive point of difference that we expect will strengthen brand performance and generate growth in free cash flow.

Innovate and Evolve – Fundamental Approach to Brand Management

Optimize Development
Successful Remodel Program
Effective Media
Enhance the Menu
Innovate and Evolve
Continually Achieve Operational Excellence

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Same-restaurant Sales Trends
 Applebee’s domestic system-wide same-restaurant sales increased 2.8% for the three months ended December 31, 2014 from the same period in 2013. The increase for the fourth quarter was due to an increase in average customer check as well as a slight increase in customer traffic. For the full year ended December 31, 2014, Applebee’s domestic system-wide same-restaurant sales increased 1.1%. The increase for the full year 2014 was due to an increase in average customer check partially offset by a decrease in customer traffic.
IHOP’s domestic system-wide same-restaurant sales increased 6.1% for the three months ended December 31, 2014, IHOP's highest quarterly increase since the first quarter of 2004. For the full year ended December 31, 2014, IHOP's domestic system-wide same-restaurant sales increased 3.9%, the highest annual increase since 2004. The increase for both the fourth quarter and full year 2014 was due to an increase in average customer check as well as an increase in customer traffic.
We believe the increases in our brands' domestic system-wide same-restaurant sales during 2014 resulted from a number of different factors. These factors include, but are not limited to, an increase in advertising effectiveness, a continuing positive impact on IHOP domestic system-wide same-restaurant sales from the 2013 redesign of IHOP's menu, and other macroeconomic factors. There can be no assurance as to how long the positive impact of any of these factors will continue, if at all.

Advertising Contributions to IHOP National Advertising Fund
During 2014, the Company and franchisees whose restaurants contribute a large majority of total annual contributions to the IHOP National Advertising Fund (the “IHOP NAF”) entered into an amendment to their franchise agreements that increased the advertising contribution percentage of those restaurants' gross sales. Pursuant to the amendment, for the period from June 30, 2014 to December 31, 2014, 2.74% of each participating restaurant's gross sales was contributed to the IHOP NAF and 0.76% was contributed to local advertising cooperatives. For the period from January 1, 2015 to December 31, 2017, 3.50% of each participating restaurant's gross sales will be contributed to the IHOP NAF with no significant contribution to local advertising cooperatives. The amended advertising contribution percentage is also applicable to IHOP company-operated restaurants.
Same-restaurant Traffic
The IHOP increase in customer traffic for the year ended December 31, 2014 was the first such increase in eight years. Prior to that, both of our brands have generally experienced a decline in customer traffic in recent years, including a decrease in Applebee's customer traffic for the year ended December 31, 2014. Based on data from Black Box, customer traffic declined in 2014 for the restaurant industry overall and the casual dining segment of the restaurant industry, while customer traffic increased slightly for the family dining segment. In the short term, a decline in customer traffic may be offset by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition. We continue to evaluate and assess opportunities to drive same-restaurant sales and traffic at both our brands. However, in the highly competitive restaurant industry, there can be no assurance that our efforts will achieve the intended results within the time frame anticipated.

Interest Expense

As discussed under “Liquidity and Capital Resources - Refinancing of Long-Term Debt,” during 2014 we refinanced $1.225 billion principal amount of existing long-term debt that bore interest at a weighted average interest rate of approximately 7.3% with $1.3 billion principal amount of new long-term debt bearing interest at a fixed rate of 4.277%. As a result, we expect our annual cash interest expense on long-term debt will be approximately $34 million lower than it had been prior to the refinancing.

2015 Fiscal Year

Our fiscal year ends on the Sunday nearest to December 31 of each year. As a result, every five or six years, a fiscal year will contain 53 weeks. Our 2015 fiscal year will contain 53 weeks. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks.

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

	Year Ended December 31,
	2014	2013	2012
Applebee's Restaurant Data
Effective Restaurants:(a)
Franchise	1,986	1,996	1,894
Company	23	23	123
Total	2,009	2,019	2,017
System-wide:(b)
Domestic sales percentage change(c)	1.3%	0.3%	1.7%
Domestic same-restaurant sales percentage change(d)	1.1%	(0.3)%	1.2%
Franchise:(b)(e)
Domestic sales percentage change(c)	1.4%	5.7%	8.1%
Domestic same-restaurant sales percentage change(d)	1.1%	(0.3)%	1.3%
Domestic average weekly unit sales (in thousands)	$47.4	$46.5	$46.6

	Year Ended December 31,
	2014	2013	2012
IHOP Restaurant Data
Effective Restaurants:(a)
Franchise	1,454	1,414	1,379
Area license	167	167	165
Company	11	12	15
Total	1,632	1,593	1,559
System-wide:(b)
Sales percentage change(c)	6.6%	4.8%	1.6%
Domestic same-restaurant sales percentage change(d)	3.9%	2.4%	(1.6)%
Franchise:(b)
Sales percentage change(c)	6.7%	4.8%	1.3%
Domestic same-restaurant sales percentage change(d)	3.9%	2.4%	(1.6)%
Average weekly unit sales (in thousands)	$36.0	$34.7	$34.0
Area License:(b)
IHOP sales percentage change(c)	6.3%	6.3%	2.7%

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

(b)
“System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
Reported sales (unaudited)	2014	2013	2012
	(In millions)
Applebee's franchise restaurant sales	$4,535.1	$4,474.7	$4,234.9
IHOP franchise restaurant sales	$2,725.7	$2,553.9	$2,437.2
IHOP area license restaurant sales	$265.2	$249.5	$234.7

(c)	“Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category.

(d)
“Domestic same-restaurant sales percentage change” reflects the percentage change in sales in any given fiscal year, compared to the same weeks in the prior year, for domestic restaurants that have been operated throughout both fiscal years that are being compared and have been open for at least 18 months. Because of new unit openings and restaurant closures, the domestic restaurants open throughout the fiscal years being compared may be different from year to year. Domestic same-restaurant sales percentage change does not include data on IHOP area license restaurants.

(e)	The sales percentage change for Applebee's franchise restaurants was impacted by the refranchising of 154 company-operated restaurants during 2012.

The following tables summarize Applebee's and IHOP restaurant development and franchising activity.

	Year Ended December 31,
	2014	2013	2012
Applebee's Restaurant Development Activity
Summary - beginning of period:
Franchise	1,988	2,011	1,842
Company	23	23	177
Total Applebee's restaurants, beginning of period	2,011	2,034	2,019
Franchise restaurants opened:		—	—
Domestic	29	20	20
International	7	6	14
Refranchised from Company	—	—	154
Total franchise restaurants opened	36	26	188
Franchise restaurants closed:
Domestic	(20)	(44)	(6)
International	(10)	(5)	(13)
Total franchise restaurants closed	(30)	(49)	(19)
Net franchise restaurant additions (reductions)	6	(23)	169
Summary - end of period:
Franchise	1,994	1,988	2,011
Company restaurants	23	23	23
Total Applebee's restaurants, end of period	2,017	2,011	2,034
Change over prior year	0.3%	(1.1)%	0.7%

IHOP Restaurant Development Activity
Summary - beginning of period:
Franchise	1,439	1,404	1,369
Area license	168	165	166
Company	13	12	15
Total IHOP restaurants, beginning of period	1,620	1,581	1,550

Franchise/area license restaurants opened:
Domestic franchise	34	42	39
Domestic area license	4	4	1
International franchise	18	11	8
International area license	—	1	—
Total franchise/area license restaurants opened	56	58	48
Franchise/area license restaurants closed:
Domestic franchise	(19)	(17)	(14)
Domestic area license	(4)	(2)	(2)
International franchise	(2)	—	—
International area license	(1)	—	—
Total franchise/area license restaurants closed	(26)	(19)	(16)
Net franchise/area license restaurant development	30	39	32
Refranchised from Company restaurants	4	1	9
Franchise restaurants reacquired by the Company	(2)	(2)	(7)
Net franchise/area license restaurant additions	32	38	34

Company restaurants closed	—	—	(1)

Summary - end of period:
Franchise	1,472	1,439	1,404
Area license	167	168	165
Company	11	13	12
Total IHOP restaurants, end of period	1,650	1,620	1,581
Change over prior year	1.9%	2.5%	2.0%

Comparison of the fiscal years ended December 31, 2014 and 2013

SUMMARY

	Year ended December 31,		Favorable (Unfavorable) Variance

	2014	2013	$	%(1)
	(In millions, except percentages)
Revenue	$655.0	$640.5	$14.5	2.3%
Segment profit	375.1	369.7	5.4	1.5%
Segment profit as % of revenue	57.3%	57.7%	—	(0.4)%
General & administrative expenses	145.9	143.6	(2.3)	(1.6)%
Interest expense	96.6	100.3	3.6	3.6%
Loss on extinguishment of debt	64.9	0.1	(64.8)	n.m
Income tax provision	15.1	38.6	23.4	60.7%
Effective tax rate	29.3%	34.9%	—	5.6%
Net income	$36.5	$72.0	$(35.5)	(49.4)%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above
n.m. - not meaningful

The refinancing of our long-term debt had a significant impact on the comparison of our results of operations for the year ended December 31, 2014 with the same period of the prior year. We recognized a loss on debt extinguishment of $64.9 million, comprised of the $36.1 million make-whole premium on the Senior Notes and the write-off of unamortized debt discount and issuance costs associated with the extinguished debt of $16.9 million and $11.9 million, respectively. As a result of the refinancing, our interest expense was nearly $4 million lower than in the prior year (see “Other Expense and Income Items - Interest Expense”). We expect our annual cash interest expense on the new long-term debt will be approximately $34 million lower than it had been on the old long-term debt.

REVENUE

	Year ended December 31,		Favorable (Unfavorable) Variance

	2014	2013	$	%(1)
	(In millions, except percentages)
Franchise	$456.1	$439.2	$16.9	3.9%
Company	62.5	63.4	(0.9)	(1.6)%
Rental	122.9	124.8	(1.9)	(1.5)%
Financing	13.5	13.1	0.4	2.8%
Total revenue	$655.0	$640.5	$14.5	2.3%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

The increase in total revenue was primarily due to an increase in contributions to the IHOP NAF by the large majority of IHOP franchisees, a 3.9% increase in IHOP domestic franchise same-restaurant sales, an increase in the number of IHOP restaurants due to new restaurant development by franchisees and a 1.1% increase in Applebee's domestic same-restaurant sales. These favorable variances were partially offset by a decrease in Applebee's franchise termination, transfer and extension fees. In 2014, we received a total of $0.7 million in termination, transfer and extension fees related to Applebee's restaurants compared to a total of $7.8 million in such fees in 2013. We believe the amount of these fees received in 2013 was atypically high.

SEGMENT PROFIT (LOSS)

	Year ended December 31,		Favorable (Unfavorable) Variance

	2014	2013	$	%(1)
	(In millions, except percentages)
Franchise operations	$334.3	$329.5	$4.8	1.5%
Company restaurant operations	(0.2)	(0.2)	0.0	10.1%
Rental operations	28.3	27.5	0.8	3.0%
Financing operations	12.7	12.9	(0.2)	(1.7)%
Total	$375.1	$369.7	$5.4	1.5%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

The improvement in segment profit for the year ended December 31, 2014 compared to the prior year was primarily due to a 3.9% increase in IHOP domestic franchise same-restaurant sales, an increase in the number of IHOP restaurants due to new restaurant development by franchisees and a 1.1% increase in Applebee's domestic same-restaurant sales. These favorable variances were partially offset by a decrease in Applebee's franchise termination, transfer and extension fees.

Franchise Operations

	Year ended December 31,		Favorable (Unfavorable) Variance

	2014	2013	$	%(2)
	(In millions, except percentages and number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,986	1,996	(10)	(0.5)%
IHOP	1,621	1,581	40	2.5%
Franchise Revenues:
Applebee’s	$195.6	$199.2	$(3.6)	(1.8)%
IHOP	170.2	160.5	9.7	6.1%
IHOP advertising	90.3	79.5	10.8	13.7%
Total franchise revenues	456.1	439.2	16.9	3.9%
Franchise Expenses:
Applebee’s	5.3	5.7	0.4	7.9%
IHOP	26.2	24.5	(1.7)	(7.0)%
IHOP advertising	90.3	79.5	(10.8)	(13.7)%
Total franchise expenses	121.8	109.7	(12.1)	(11.1)%
Franchise Segment Profit:
Applebee’s	190.3	193.5	(3.2)	(1.6)%
IHOP	144.0	136.0	8.0	5.9%
Total franchise segment profit	$334.3	$329.5	$4.8	1.5%
Segment profit as % of revenue (2)	73.3%	75.0%
__________________________________________________________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise restaurants open in a given fiscal period, adjusted to account for franchise restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

The decline in Applebee’s franchise revenue was primarily attributable to a $7.1 million decrease in termination, transfer and extension fees and a decrease in the number of Effective Franchise Restaurants open during the year. The impact on franchise revenue of these declines was partially offset by a 1.1% increase in Applebee's domestic same-restaurant sales, a higher effective royalty rate and an increase in franchise fees due to 10 more restaurant openings in 2014 than in 2013.

In 2014, we received a total of $0.7 million in termination, transfer and extension fees related to Applebee's restaurants compared to a total of $7.8 million in such fees in 2013. The amount of fees received in 2013 was atypically high, primarily due to a bankruptcy proceeding involving a franchisee that owned and operated 33 Applebee's restaurants, 18 of which were ultimately closed and 15 of which were sold to another franchisee. The receipt of termination, transfer and extension fees is unpredictable and may vary significantly from year to year.

The increase in IHOP franchise revenue (other than advertising) was primarily attributable to higher royalty revenue resulting from an increase of 3.9% in IHOP domestic franchise same-restaurant sales and a 2.5% increase in the number of Effective Franchise Restaurants due to development, as well as a $1.7 million increase in sales of pancake and waffle dry mix. IHOP added a net total of 32 franchise and area license restaurants during 2014 due to development.
The increase in IHOP franchise expenses (other than advertising) was primarily due to higher purchases of pancake and waffle dry mix and increases in other franchise operating costs. These unfavorable variances were partially offset by lower bad debt expense.
IHOP’s total franchise expenses are substantially higher than Applebee’s due to advertising expenses. Franchise fees designated for the IHOP NAF and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations. However, due to our having less contractual control over Applebee’s advertising expenditures, that activity is considered to be an agency relationship and therefore is not recognized as franchise revenue and expense.
Approximately $5.9 million of the increases in IHOP advertising revenue and expenses in 2014 compared to the prior year were due to the increased contributions to the IHOP NAF by the large majority of IHOP franchisees as discussed under “Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results - Advertising Contributions to IHOP National Advertising Fund.” Approximately $4.9 million of the increases were due to the increases in domestic franchise same-restaurant sales and Effective Franchise Restaurants that also impacted IHOP franchise revenue.
Company Restaurant Operations

	Year ended December 31,		Favorable (Unfavorable) Variance

	2014	2013	$	%(2)
	(In millions, except percentages and number of restaurants)
Effective Company Restaurants:(1)
Applebee’s	23	23	—	—%
IHOP	11	12	(1)	(8.3)%

Company restaurant sales	$62.5	$63.4	$(0.9)	(1.6)%
Company restaurant expenses	62.7	63.6	0.9	1.5%
Company restaurant segment profit	$(0.2)	$(0.2)	$0.0	10.1%
Segment profit as % of revenue (2)	(0.3)%	(0.2)%
_____________________________________________________
(1) Effective Company Restaurants are the weighted average number of company restaurants open in a given fiscal period, adjusted to account for company restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

As of December 31, 2014, company restaurant operations comprised 23 Applebee’s company-operated restaurants and 10 IHOP company-operated restaurants. We expect to refranchise the Applebee's company-operated restaurants within the next twelve months, although there can be no guarantee a transaction will take place within that time frame, if at all. Additionally, from time to time we may also operate restaurants reacquired from IHOP franchisees on a temporary basis until those restaurants are refranchised. There was one such temporarily operated IHOP restaurant at December 31, 2014. Company restaurant sales and expenses for the year ended December 31, 2014 declined compared to the prior year primarily because we operated fewer such reacquired restaurants during 2014.

Rental Operations

	Year ended December 31,		Favorable (Unfavorable) Variance

	2014	2013	$	%(1)
	(In millions, except percentages)
Rental revenues	$122.9	$124.8	$(1.9)	(1.5)%
Rental expenses	94.6	97.3	2.7	2.7%
Rental operations segment profit	$28.3	$27.5	$0.8	3.0%
Segment profit as % of revenue (1)	23.0%	22.0%
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

Rental revenue for the year ended December 31, 2014 decreased primarily due to an increase in write-offs of deferred lease revenue associated with franchise restaurants whose lease agreements were prematurely terminated and a decline in interest income as direct financing leases are repaid. These unfavorable variances were partially offset by higher contingent rental income resulting from an increase in IHOP domestic same-restaurant sales.

Rental expenses for the year ended December 31, 2014 decreased primarily due to a $1.0 million decline in interest on capital lease obligations and lower operating costs of rental properties.

Financing Operations

	Year ended December 31,		Favorable (Unfavorable) Variance

	2014	2013	$	%(1)
	(In millions, except percentages)
Financing revenues	$13.5	$13.1	$0.4	2.8%
Financing expenses	0.8	0.2	(0.6)	(236.7)%
Financing operations segment profit	$12.7	$12.9	$(0.2)	(1.7)%
Segment profit as % of revenue (1)	93.9%	98.1%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above

Financing operations relate primarily to IHOP franchise restaurants that were developed under the Previous IHOP Business Model described under Item 1. - Business. Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases. We also sell equipment associated with IHOP franchise restaurants we have reacquired when those restaurants are subsequently refranchised to a new franchisee. Financing expenses are primarily the cost of the restaurant equipment sold. Sales of equipment associated with reacquired IHOP restaurants are, by nature, unpredictable and variable in any given year.

The increase in financing revenue for the year ended December 31, 2014 was primarily due to fees of $1.4 million associated with the negotiated early termination of two leases. Early lease terminations such as these occur relatively infrequently and should not be considered indicative of any trend with respect to financing segment revenue. The increase from these termination fees was partially offset by a $0.8 million decrease in interest revenue resulting from the progressive decline in note balances due to repayments.

The increase in financing expenses for the year ended December 31, 2014 was due to increased cost of sales of equipment associated with reacquired IHOP restaurants that were refranchised during 2014.

OTHER EXPENSE AND INCOME ITEMS

	Year ended December 31,		Favorable (Unfavorable) Variance

	2014	2013	$	% (1)
	(In millions, except percentages)
General and administrative expenses	$145.9	$143.6	$(2.3)	(1.6)%
Interest expense	96.6	100.3	3.7	3.6%
Loss on extinguishment of debt	64.9	0.1	(64.8)	n.m.
Amortization of intangible assets	12.1	12.3	0.2	1.8%
Closure and impairment charges	3.7	1.8	(1.9)	(105.4)%
Debt modification costs	—	1.3	1.3	n.m.
Loss (gain) on disposition of assets	0.3	(0.2)	(0.5)	(247.5)%
Provision for income taxes	15.1	38.6	23.5	60.7%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above
n.m. - not meaningful

General and Administrative Expenses

The $2.3 million increase in G&A expenses for the year ended December 31, 2014 compared to the same period of the prior year was primarily due to a $1.4 million increase in compensation costs and to charges associated with information technology infrastructure projects. These unfavorable variances were partially offset by a decrease in costs for legal and other professional services. The increase in compensation costs was primarily due to the impact of an increase in the per share price of our common stock on certain long-term incentive compensation awards.

Interest Expense

As discussed under “Liquidity and Capital Resources - Refinancing of Long-Term Debt,” we refinanced $1.225 billion principal amount of existing long-term debt that bore interest at a weighted average rate of approximately 7.3% with $1.3 billion principal amount of new long-term debt bearing interest at a fixed rate of 4.277%. The new debt was issued September 30, 2014, on which date $464 million of the old long-term debt was repaid. On October 30, 2014, after a required 30-day notice period, the remaining $761 million of old long-term debt was repaid. The decrease of $3.7 million in interest expense for the year ended December 31, 2014 compared to the same period of the prior year is primarily due to the 3% reduction in our weighted average interest rate on long-term debt for the last three months of 2014, partially offset by approximately $6 million of interest paid during the 30-day period in which both the new long-term debt and a portion of the old long-term debt were outstanding.

Loss on Extinguishment of Debt

As discussed under “Liquidity and Capital Resources - Refinancing of Long-Term Debt,” we recognized a loss on debt extinguishment of $64.9 million, comprised of a $36.1 million make-whole premium required for the early retirement of debt and the write-off of unamortized debt discount and issuance costs associated with the extinguished debt of $28.8 million. We do not expect to recognize any significant losses or gains on extinguishment of debt in the foreseeable future.

Amortization of Intangible Assets

Amortization of intangible assets relates to intangible assets arising from the November 2007 acquisition of Applebee's, primarily franchising rights. The annual amount of amortization expense will decline to approximately $10 million per year beginning in 2015 as certain intangible assets with an estimated life of seven years became fully amortized in November 2014.

Closure and Impairment Charges

Closure and impairment charges for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	2013
	(In millions)
Closure charges	$2.1	$1.0
Long-lived tangible asset impairment	1.6	0.8
Total closure and impairment charges	$3.7	$1.8

Approximately $1.0 million of the closure charges for the year ended December 31, 2014 related to IHOP restaurants closed during 2014 with the remainder primarily related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2014. Closure charges for the year ended December 31, 2013 primarily related to adjustments to the estimated reserve for closed IHOP and Applebee's restaurants.
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets, primarily assets related to company-operated restaurants, may not be recoverable. Recoverability of a restaurant's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful lives or remaining lease terms, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, this may be an indicator of impairment. If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value. The fair value is primarily determined based on a discounted cash flow analysis.
Long-lived tangible asset impairment charges for the year ended December 31, 2014 related to two IHOP company-operated restaurants in the Cincinnati, Ohio area. Long-lived tangible asset impairment charges for the year ended December 31, 2013 related to three Applebee's company-operated restaurants in the Kansas City, Missouri area. In each year we evaluated the causal factors of all impairments of long-lived assets as they were recorded and concluded the impairments were based on factors specific to each asset and were not potential indicators of an impairment of other long-lived assets.

See “Critical Accounting Policies and Estimates - Goodwill and Intangibles” for a description of our policy with respect to the review for impairments of goodwill and indefinite life intangible assets. In carrying out that policy, we noted no indicators of impairment on an interim basis and no impairments as the result of performing our annual test for impairment during the fiscal years ended 2014 and 2013.

Debt Modification Costs

On February 4, 2013, we entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement dated October 8, 2010. Fees paid to third parties of $1.3 million in connection with Amendment No. 2 were included as “Debt modification costs” in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2013.

Gain on Disposition of Assets

There were no individually significant dispositions of assets during the years ended December 31, 2014 and 2013.

Income Tax Provision

We recorded a tax provision of $15.1 million in 2014 as compared to a tax provision of $38.6 million in 2013. The change was primarily due to the decrease in our pretax book income. The 2014 effective tax rate of 29.3% applied to pretax book income was lower than the statutory Federal tax rate of 35% primarily due to the Company’s retroactive adoption in 2014 of the domestic production activity deduction and the federal research and experimentation credit. Our 2014 effective tax rate was reduced by 6.6% because of domestic production activity deductions and research and experimentation credits generated from tax years prior to 2014.

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of December 31, 2014, we determined that, based on available evidence, no change to the valuation allowance against deferred tax assets was warranted.

Comparison of the fiscal years ended December 31, 2013 and 2012

SUMMARY

	Year ended December 31,		Favorable (Unfavorable) Variance

	2013	2012	$	%(1)
	(In millions, except percentages)
Revenue	$640.5	$849.9	$(209.4)	(24.6)%
Segment profit	369.7	391.9	(22.2)	(5.7)%
Segment profit as % of revenue	57.7%	46.1%	—	11.6%
General & administrative expenses	143.6	163.2	19.6	12.0%
Interest expense	100.3	114.3	14.1	12.3%
Gain on disposition of assets	(0.2)	(102.6)	(102.4)	(99.8)%
Income tax provision	38.6	38.6	28.7	42.6%
Effective tax rate	34.9%	34.9%	—	(0.4)%
Net income	$72.0	$127.7	$(55.6)	(43.6)%
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

Franchise Operations

	Year ended December 31,		Favorable (Unfavorable) Variance

	2013	2012	$	%(2)
	(In millions, except percentages and number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,996	1,894	102	5.4%
IHOP	1,581	1,544	37	2.4%
Franchise Revenues:
Applebee’s	$199.2	$185.9	$13.3	7.2%
IHOP	160.5	159.1	1.4	0.8%
IHOP advertising	79.5	76.4	3.1	3.9%
Total franchise revenues	439.2	421.4	17.8	4.2%
Franchise Expenses:
Applebee’s	5.7	5.5	(0.2)	(4.1)%
IHOP	24.5	28.0	3.5	12.5%
IHOP advertising	79.5	76.4	(3.1)	(3.9)%
Total franchise expenses	109.7	109.9	0.2	0.2%
Franchise Segment Profit:
Applebee’s	193.5	180.4	13.1	7.3%
IHOP	136.0	131.1	4.9	3.7%
Total franchise segment profit	$329.5	$311.5	$18.0	5.8%
Segment profit as % of revenue(2)	75.0%	73.9%
____________________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise restaurants open in a given fiscal period, adjusted to account for franchise restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

The increase in Applebee’s franchise revenue was attributable to higher royalty revenue resulting from a 5.4% increase in the number of Effective Franchise Restaurants and to termination fees associated with the closure of certain Applebee's franchise restaurants. These favorable changes were partially offset by a decrease in fees associated with franchisee-to-franchisee sales of Applebee's franchise restaurants and a 0.3% decrease in Applebee's domestic same-restaurant sales.

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

In 2013, we received a total of $7.8 million in termination, transfer and extension fees related to Applebee's restaurants compared to a total of $4.4 million in such fees in 2012. Termination, transfer and extension fees, by nature, are unpredictable and variable in any given year; we do not consider the 2013 variances in these fees compared to the prior year to be indicative of any trend.

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
Company Restaurant Operations

	Year ended December 31,		Favorable (Unfavorable) Variance

	2013	2012	$	%(2)
	(In millions, except percentages and number of restaurants)
Effective Company Restaurants:(1)
Applebee’s	23	123	(100)	(81.3)%
IHOP	12	15	(3)	(20.0)%

Company restaurant sales	$63.5	$291.1	$(227.7)	(78.2)%
Company restaurant expenses	63.6	249.3	185.7	74.5%
Company restaurant segment profit	$(0.1)	$41.8	$(42.0)	(100.4)%
Segment profit as % of revenue(2)	(0.2)%	14.4%
____________________________________________________________
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

Rental Operations

	Year ended December 31,		Favorable (Unfavorable) Variance

	2013	2012	$	%(2)
	(In millions, except percentages)
Rental revenues	$124.8	$122.9	$1.9	1.6%
Rental expenses	97.3	97.2	(0.1)	(0.1)%
Rental operations segment profit	$27.5	$25.7	$1.8	6.9%
Segment profit as % of revenue(1)	22.0%	20.9%
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

Financing Operations

	Year ended December 31,		Favorable (Unfavorable) Variance

	2013	2012	$	%(1)
	(In millions, except percentages)
Financing revenues	$13.1	$14.5	$(1.4)	(9.5)%
Financing expenses	0.2	1.6	1.4	84.9%
Financing operations segment profit	$12.9	$12.9	$0.0	—%
Segment profit as % of revenue(1)	98.1%	88.8%
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

Other Expense and Income Components

	Year ended December 31,		Favorable (Unfavorable) Variance

	2013	2012
	(In millions, except percentages)
General and administrative expenses	$143.6	$163.2	$19.6	12.0%
Interest expense	100.3	114.3	14.0	12.3%
Amortization of intangible assets	12.3	12.3	0.0	0.1%
Closure and impairment charges	1.8	4.2	2.4	57.0%
Loss on extinguishment of debt	0.1	5.6	5.5	99.0%
Debt modification costs	1.3	—	(1.3)	n.m.
Gain on disposition of assets	(0.2)	(102.6)	(102.4)	(99.8)%
Provision for income taxes	38.6	67.2	28.6	42.6%
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
Interest Expense
Interest expense for the year ended December 31, 2013 decreased by $14.1 million compared to the same period of the prior year primarily due to a reduction of outstanding debt balances. Average interest-bearing debt outstanding (our long-term debt and financing obligations) during the year ended December 31, 2013 was approximately $200 million lower than the same period of the prior year. Additionally, the 50-basis-point-decline in the interest rate on our variable-rate long-term debt from 4.25% to 3.75% as a result of a debt modification in February 2013 contributed to the decrease in interest expense.

Amortization of Intangible Assets
Amortization of intangible assets relates to intangible assets arising from the November 2007 acquisition of Applebee's, primarily franchising rights. Absent any impairment, amortization will begin to decline in 2015 as intangible assets with shorter lives become fully amortized.
Closure and Impairment Charges
Closure and impairment charges for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
	(In millions)
Long-lived tangible asset impairment	$1.0	$2.3
Other closure charges	0.8	1.9
Total impairment and closure charges	$1.8	$4.2
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

Liquidity and Capital Resources of the Company
Refinancing of Long-Term Debt

Transaction Summary

On September 30, 2014, Applebee’s Funding LLC and IHOP Funding LLC (each a “Co-Issuer”), each a special purpose, wholly-owned indirect subsidiary of the Company, issued $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The Co-Issuers also entered into a revolving financing facility of Series 2014-1 Variable Funding Senior Notes Class A-1 (the “Variable Funding Notes”), which allows for drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a securitization transaction pursuant to which substantially all of our domestic revenue-generating assets and our domestic intellectual property, are held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.

On September 30, 2014, we repaid the entire outstanding principal balance of $463.6 million of our Senior Secured Credit Facility (the “Credit Facility”); there were no premiums or penalties associated with the repayment. On October 30, 2014, after a required 30-day notice period, we repaid the entire outstanding $760.8 million principal balance of our 9.5% Senior Notes (the “Senior Notes”), along with a required make-whole premium for early repayment of $36.1 million. All of our obligations under the Credit Facility and the Senior Notes terminated upon the respective repayments thereof.

This transaction was accounted for as an extinguishment of debt under U.S. GAAP. We recognized a loss on debt extinguishment of $64.9 million, comprised of the $36.1 million make-whole premium on the Senior Notes and the write-off of the unamortized debt discount and the issuance costs associated with the extinguished debt of $16.9 million and $11.9 million, respectively.

The primary impacts of this transaction on our liquidity during 2014 were cash payments of $36.1 million for the make-whole premium on the Senior Notes and $24.2 million for issuance costs of the new debt. Additionally, we were required to fund various reserve accounts required by the indenture under which the new debt was issued totaling approximately $66.7 million. These reserve accounts are considered to be restricted cash. Partially offsetting these cash outflows were proceeds of approximately $75 million received from issuance of the new debt in excess of the cash required to retire the old debt.

The primary impacts of this transaction on our liquidity in future years are (i) a reduction of approximately $34 million in annual cash interest payments on long-term debt, (ii) elimination of interest rate risk on the variable-rate Credit Facility and (iii) the extension of the maturity of our long-term debt to 2021. The retired Credit Facility would have expired in October 2017 and the Senior Notes were to be repaid in October 2018.

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

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is our indebtedness (assuming all variable funding facilities are fully drawn) divided by adjusted EBITDA for the four preceding quarterly periods. The complete definitions of all calculation elements of the leverage ratio are contained in the Indenture filed as an Exhibit to Form 8-K filed on October 3, 2014. As of December 31, 2014, our leverage ratio was 4.8x; accordingly, no principal payment on the Class A-2 Notes was required.

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

Variable Funding Notes

In connection with the issuance of the Class A-2 Notes, the Co-Issuers also entered into a revolving financing facility that allows for the drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Variable Funding Notes were issued under the Indenture and allow for drawings on a revolving basis. Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement dated as of September 30, 2014 (the “Variable Funding Note Purchase Agreement”), among the Co-Issuers, the Guarantors, certain conduit investors, financial institutions and funding agents, and Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A. (“Rabobank Nederdland”), New York Branch, as provider of letters of credit, as swingline lender and as administrative agent.

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

The Variable Funding Notes were undrawn upon issuance on September 30, 2014 and we have not drawn on them since issuance. At December 31, 2014, approximately $9.6 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $90.4 million of Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

Guarantees and Collateral

Under the Guarantee and Collateral Agreement dated September 30, 2014 (the “Guarantee and Collateral Agreement”), among the Guarantors in favor of the Trustee, the Guarantors guarantee the obligations of the Co-Issuers under the Indenture and related documents and secure the guarantee by granting a security interest in substantially all of their assets.

The Notes are secured by a security interest in substantially all of the assets of the Co-Issuers and the Guarantors (collectively, the “Securitization Entities”). As of September 30, 2014, these assets (the “Securitized Assets”) generally included substantially all of the domestic revenue-generating assets of the Company and its subsidiaries, which principally consist of franchise agreements, area license agreements, development agreements, franchisee fee notes, equipment leases, agreements related to the production and sale of pancake and waffle dry-mixes, owned and leased real property and intellectual property.

The Notes are obligations only of the Co-Issuers pursuant to the Indenture and are unconditionally and irrevocably guaranteed by the Guarantors pursuant to the Guarantee and Collateral Agreement. Except as described below, neither we nor any of our subsidiaries, other than the Securitization Entities, guarantee or in any way are liable for the obligations of the Co-Issuers under the Indenture or the Notes.

Covenants and Restrictions

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and

(iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities to maintain the stated debt service coverage (“DSCR”) ratio, the sum of domestic retail sales for all restaurants being below certain levels on certain measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Notes on the Class A-2 Anticipated Repayment Date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure of the Securitization Entities to maintain the stated debt service coverage ratio, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

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

Our DSCR for the reporting period ended December 31, 2014 was 4.9x.
Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our Variable Funding Notes will be adequate to meet our liquidity needs during 2015.
Previous Credit Facilities

We had a $75.0 million revolving credit facility (the “Revolving Facility”) under our extinguished Credit Facility. We did not borrow from our Revolving Facility during 2014 and there were no outstanding borrowings under the Revolving Facility when the Credit Facility was extinguished on September 30, 2014. The Revolving Facility also was used to collateralize letters of credit that were required for insurance purposes.
Cash Flows
In summary, our cash flows were as follows:

	2014	2013	2012
	(In millions)
Net cash provided by operating activities	$118.5	$127.8	$52.9
Net cash provided by investing activities	10.6	7.0	165.4
Net cash used in financing activities	(131.1)	(93.3)	(214.5)
Net (decrease) increase in cash and cash equivalents	$(2.0)	$41.5	$3.8
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our rental operations and financing operations. Franchise revenues primarily consist of royalties and franchise fees from Applebee's and IHOP franchised restaurants, IHOP advertising fees and sales of proprietary products by IHOP, each of which fluctuates with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee's restaurants by our franchisees and by fluctuations in same-restaurant sales. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental income is impacted by fluctuations in same-restaurant sales as some operating leases include a provision for contingent rent based on retail sales and by a progressive decline in rental income as leases expire. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Financing operations revenue consists of interest income from the financing of franchise fees and equipment leases as well as periodic sales of equipment. Financing income is impacted by a progressive decline in interest revenue as the obligations financed are repaid. Financing expenses are primarily the cost of restaurant equipment.
Cash provided by operating activities decreased $9.3 million for the year ended December 31, 2014 compared to the prior year. For the year ended December 31, 2014, our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily loss on extinguishment of debt, depreciation, deferred taxes and stock-based compensation) increased by $18.2 million compared to 2013. The primary reasons for the increase were a lower effective tax rate, an increase in segment profit and lower interest costs for the year ended December 31, 2014 compared to the same period of 2013.

Net changes in working capital used cash of $2.3 million for the year ended December 31, 2014 compared to providing cash of $25.1 million during the year ended December 31, 2013. This unfavorable change of $27.5 million was due primarily to timing of estimated tax payments resulting from tax planning and timing of tax deductions and differences in the timing of rent payments due to varying fiscal year end.
Investing Activities
Net cash provided by investing activities in 2014 was primarily attributable to $15.3 million of principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $5.9 million of capital expenditures. We expect capital expenditures to be approximately $9 million in fiscal 2015.
The following table represents the timing of principal receipts on various long-term receivables due from our franchisees as of December 31, 2014:

	Principal Receipts Due By Period
	2015	2016	2017	2018	2019	Thereafter	Total
	(In millions)
Equipment leases(1)	$7.4	$8.3	$13.4	$8.8	$9.1	$60.3	$107.3
Direct financing leases(2)	8.0	8.8	10.1	11.1	11.4	32.2	81.6
Franchise notes and other(3)	1.1	0.8	0.4	0.1	0.1	0.1	2.6
Total	$16.5	$17.9	$23.9	$20.0	$20.6	$92.6	$191.5
________________________________________________

(1)	Equipment lease receivables extend through the year 2029.

(2)	Direct financing lease receivables extend through the year 2027.

(3)	Franchise note receivables extend through the year 2020.
Financing Activities
Financing activities used net cash of $131.1 million during 2014. As discussed above under “Refinancing of Long-Term Debt - Transaction Summary,” we issued $1.3 billion of new debt and repaid $1.264 billion of old debt (including a make-whole premium of $36.1 million on our Senior Notes). We paid $24.2 million of issuance costs related to the new debt. We also funded several reserve accounts required under the terms of the new debt, primarily for the payment of interest on the Notes, as reflected by the increase in restricted cash. Other uses of cash in financing activities consisted of cash dividends paid to stockholders totaling $42.7 million, repurchases of our common stock totaling $32.0 million and repayments of capital lease, financing obligations of $11.8 million. Cash provided by financing activities primarily consisted of a net cash inflow of $10.0 million related to equity awards.
Free Cash Flow
We define “free cash flow” for a given period as cash provided by operating activities, plus receipts from notes, equipment contracts and other long-term receivables (collectively, “long-term receivables”), less additions to property and equipment, principal payments on capital lease and financing obligations and mandatory debt service payments. We believe this information is helpful to investors to determine our cash available for general corporate purposes and for the return of cash to stockholders pursuant to our capital allocation strategy.

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash flows provided by operating activities	$118.5	$127.8	$52.9
Principal receipts from long-term receivables	15.3	14.0	12.2
Additions to property and equipment	(5.9)	(7.0)	(17.0)
Principal payments on capital lease and financing obligations	(11.8)	(10.0)	(10.8)
Mandatory debt service payments	(3.6)	(4.7)	(7.4)
Free cash flow	$112.5	$120.1	$29.9

This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.

Free cash flow totaled $112.5 million during the year ended December 31, 2014 compared to $120.1 million in the same period in 2013, a decrease of $7.5 million. This decrease was primarily due to the decrease in cash provided by operating activities discussed above.

At December 31, 2014, our cash and cash equivalents totaled $104.0 million, including approximately $56.2 million of cash held for gift card programs and advertising funds.

Dividends

During the fiscal years ended December 31, 2014 and 2013, we declared and paid dividends on our common stock as follows:

Year ended December 31, 2014	Declaration date	Payment date	Dividend per share	Total(1)
				(In millions)
First quarter	February 25, 2014	March 28, 2014	$0.75	$14.3
Second quarter	May 28, 2014	June 27, 2014	0.75	14.3
Third quarter	August 4, 2014	September 26, 2014	0.75	14.2
Fourth quarter	October 27, 2014	(2)	0.875	—
Total			$3.125	$42.8

Year ended December 31, 2013
First quarter	February 26, 2013	March 29, 2013	$0.75	$14.6
Second quarter	May 14, 2013	June 28, 2013	0.75	14.4
Third quarter	August 2, 2013	September 27, 2013	0.75	14.3
Fourth quarter	October 3, 2013	December 27, 2013	0.75	14.3
Total			$3.00	$57.6
____________________________________________
(1) Includes dividend equivalents paid on restricted stock units.
(2) The fourth quarter 2014 dividend of $16.6 million was paid on January 9, 2015.

On February 24, 2015, our Board of Directors approved payment of a cash dividend of $0.875 per share of common stock, payable at the close of business on April 10, 2015 to the stockholders of record as of the close of business on March 13, 2015.

Share Repurchases

On February 26, 2013, our Board of Directors approved a stock repurchase authorization of up to $100 million of our common stock (the “2013 Authorization”). Cumulatively, we repurchased $59.7 million of our common stock under the 2013 Authorization. On October 27, 2014, our Board of Directors approved increasing our share repurchase authorization back to the previous level of $100 million (the “2014 Authorization”). During the year ended December 31, 2014, we purchased 367,256 shares of our common stock under the 2013 authorization for a total of $30.0 million, an average price of $81.70 per share, and we repurchased 20,335 shares under the 2014 Authorization for a total of $2.0 million, an average price of $98.37 per share. We may repurchase up to an additional $98.0 million of our common stock under the 2014 Authorization.

We do, from time to time, repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Such shares are purchased at the closing price of our common stock on the vesting date.

Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations and Commitments
The following are our significant contractual obligations and commitments as of December 31, 2014:

	Payments Due By Period
Contractual Obligations	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Debt(1)	$55.7	$111.2	$111.2	$1,397.3	$1,675.4
Operating leases	83.5	144.3	141.0	328.5	697.3
Capital leases(1)	26.2	45.4	37.8	58.7	168.1
Financing obligations(1)	5.4	9.6	10.7	75.8	101.5
Purchase commitments	93.1	7.9	6.4	1.0	108.4
Unrecognized income tax benefits(2)	0.7	—	—	2.7	3.4
Total minimum payments	264.6	318.4	307.1	1,864.0	2,754.1
Less interest	(72.5)	(138.4)	(132.8)	(145.7)	(489.4)
Total	$192.1	$180.0	$174.3	$1,718.3	$2,264.7

	Expiration By Period
Commitments	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Lease guarantees(3)	$19.7	$38.4	$34.0	$286.0	$378.1
Letters of credit(4)	9.6	—	—	—	9.6
Food purchases(5)	23.8	—	—	—	23.8
Total	$53.1	$38.4	$34.0	$286.0	$411.5
(1) Includes interest calculated on balances as of December 31, 2014 using interest rates in effect as of December 31, 2014.
(2) While up to $0.7 million is expected to be paid within one year, there is no contractual obligation to do so. For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when a cash settlement with a taxing authority will occur.
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
(5) In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS.

Critical Accounting Policies and Estimates
Our significant accounting policies are comprehensively described in Note 2 of Notes to the Consolidated Financial Statements. We believe the accounting policies discussed below are particularly important to the understanding of our consolidated financial statements and require us to make significant judgments in the preparation of those consolidated financial statements. In exercising those judgments, we make estimates and assumptions that affect the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting periods covered by the financial statements. On an ongoing basis, we evaluate our estimates based on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates. Changes in estimates and judgments could significantly affect our results of operations, financial condition and cash flow in the future.
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
We record a liability in the period in which a gift card is sold. We recognize costs associated with our administration of the gift card programs as prepaid assets when the costs are incurred. As gift cards are redeemed, the liability and prepaid asset are reduced. We recognize revenue and related administrative costs when gift cards are redeemed at company-operated restaurants. When gift cards are redeemed at a franchisee-operated restaurant, the revenue and related administrative costs are recognized by the franchisee. We recognize gift card breakage income on gift cards when the assessment of the likelihood of redemption of the gift card becomes remote. This assessment is based upon Applebee's and IHOP's individual historical experience with gift card redemptions in their own program.
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
For leases that contain rent escalations, we record the total rent payable or receivable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises if applicable), and record the difference between the minimum rent paid or received and the straight-line rent as a lease obligation or receivable, respectively. Certain leases contain provisions that require additional rental payments or receipts based upon restaurant sales volume (“contingent rent”). Contingent rentals are accrued each period as the liabilities are incurred or receivables are earned, in addition to the straight-line rent expense or revenue, respectively, noted above.
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
Income Taxes
We provide for income taxes based on our estimate of federal and state income tax liabilities. We make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense. Tax laws are complex and subject to different interpretations by taxpayers and the respective governmental authorities. We review our tax positions quarterly and adjust the balances as new information becomes available.
We recognize deferred tax assets and liabilities using the enacted tax rates for the effect of temporary differences between the financial reporting basis and the tax basis of recorded assets and liabilities. Deferred tax accounting requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. This test requires projection of our taxable income into future years to determine if there will be taxable income sufficient to realize the tax assets. The preparation of the projections requires considerable judgment and is subject to change to reflect future events, including changes in the tax laws. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made.
FASB ASC Topic 740-10, requires that a position taken or expected to be taken in a tax return be recognized in the financial statement when it is more likely than not (i.e. a likelihood of more than 50 percent) that the position would be sustained upon examination by taxing authorities including all appeals or litigation processes, based on its technical merits. A recognized tax position is then measured on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. For each reporting period, management applies a consistent methodology to measure and adjust all uncertain tax positions based on the available information.

Recently Adopted Accounting Standards
We adopted the following accounting standards as of January 1, 2014:

•
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

•
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

The adoption of these standards did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for the reporting of discontinued operations. Under ASU 2014-08, only disposals resulting in a strategic shift that will have a major effect on an entity's operations and financial results will be reported as discontinued operations. ASU 2014-08 also removes the requirement under current U.S. GAAP that an entity not have any significant continuing involvement in the operations of the component after disposal to qualify for reporting of the disposal as a discontinued operation. The Company will be required to apply the provisions of ASU 2014-08 prospectively to all disposals of components beginning with its first fiscal quarter of 2015. Early adoption is permitted for any disposal transaction not previously reported.
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

Interest Rate Risk
All of our long-term debt outstanding at December 31, 2014 was issued at a fixed interest rate (see Note 7 of Notes to Consolidated Financial Statements). We are only exposed to interest rate risk on borrowings under our Class A-1 Variable Funding Notes. As of December 31, 2014, we had no outstanding borrowings under our Class A-1 Variable Funding Notes. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. We had no outstanding derivative instruments as of December 31, 2014.
Investments in instruments earning a fixed rate of interest carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments.
Based on our cash and cash equivalents, restricted cash and long-term restricted investment holdings as of 2014, a 1% increase in interest rates would increase our annual interest income by approximately $0.4 million. A 1% decline in interest rates would decrease our annual interest income by less than $0.4 million as the majority of our cash and cash equivalents, restricted cash and long-term investment holdings are currently yielding less than 1%.
Commodity Prices
Many of the food products purchased by us and our franchisees and area licensees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme increases in commodity prices and/or long-term changes could affect our franchisees, area licensees and company-operated restaurants adversely. We expect that, in most cases, the IHOP and Applebee's systems would be able to pass increased commodity prices through to our consumers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases, margins would be negatively impacted by increased commodity prices. Since less than 1% of our restaurants are company-operated, we believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to our financial condition, results of operations or cash flows.
The Company and owners of Applebee's and IHOP franchise restaurants are members of CSCS, a Co-op that manages procurement activities for the Applebee's and IHOP restaurants that belong to the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2014, 100% of Applebee's franchise restaurants and 99% of IHOP franchise restaurants are members of CSCS. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the Applebee's and IHOP systems as a whole. None of these food product guarantees is a derivative instrument. At December 31, 2014, our outstanding guarantees for food product purchases were $23.8 million.

Foreign Currency Exchange Rate Risk
We have minimal exposure to foreign currency exchange rate fluctuations. Revenue derived from all foreign country operations comprised less than 3% of total consolidated revenue for the year ended December 31, 2014, such that a hypothetical 10% adverse change in the currency of every foreign country in which our franchisees operate restaurants would have a negative impact of less that 0.3% of our consolidated revenue.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of DineEquity, Inc. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of DineEquity, Inc. and Subsidiaries as of December 28, 2014 and December 29, 2013, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DineEquity, Inc. and Subsidiaries at December 28, 2014 and December 29, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DineEquity, Inc. and Subsidiaries’ internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 25, 2015

DineEquity, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$104,004	$106,011
Receivables, net	153,498	144,137
Restricted cash	52,262	664
Prepaid gift cards	51,268	49,223
Prepaid income taxes	11,753	4,708
Deferred income taxes	30,860	23,853
Other current assets	9,239	2,986
Total current assets	412,884	331,582
Long-term receivables	180,856	197,153
Property and equipment, net	241,229	274,295
Goodwill	697,470	697,470
Other intangible assets, net	782,336	794,057
Deferred rent receivable	91,117	91,423
Other non-current assets, net	42,216	18,662
Total assets	$2,448,108	$2,404,642
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$—	$4,720
Accounts payable	41,771	40,050
Gift card liability	179,760	171,955
Accrued employee compensation and benefits	25,722	24,956
Dividends payable	16,635	—
Accrued interest payable	14,126	13,575
Current maturities of capital lease and financing obligations	14,852	12,247
Other accrued expenses	20,183	16,770
Total current liabilities	313,049	284,273
Long-term debt, less current maturities	1,300,000	1,203,517
Capital lease obligations, less current maturities	98,119	111,707
Financing obligations, less current maturities	42,524	48,843
Deferred income taxes	319,111	341,578
Deferred rent payable	75,375	76,798
Other non-current liabilities	20,857	22,747
Total liabilities	2,169,035	2,089,463
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2014 - 25,240,055 issued, 18,953,567 outstanding; 2013 - 25,299,315 issued, 19,040,890 outstanding	252	253
Additional paid-in-capital	279,946	274,202
Retained earnings	313,644	336,578
Accumulated other comprehensive loss	(73)	(164)
Treasury stock, at cost; shares: 2014 - 6,286,488; 2013 - 6,258,425	(314,696)	(295,690)
Total stockholders' equity	279,073	315,179
Total liabilities and stockholders' equity	$2,448,108	$2,404,642

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Segment Revenues:
Franchise and restaurant revenues	$518,579	$502,586	$712,580
Rental revenues	122,932	124,769	122,859
Financing revenues	13,477	13,112	14,489
Total segment revenues	654,988	640,467	849,928
Segment Expenses:
Franchise and restaurant expenses	184,411	173,232	359,196
Rental expenses	94,637	97,298	97,165
Financing expenses	825	245	1,623
Total segment expenses	279,873	270,775	457,984
Gross segment profit	375,115	369,692	391,944
General and administrative expenses	145,910	143,586	163,215
Interest expense	96,637	100,264	114,338
Amortization of intangible assets	12,063	12,282	12,293
Closure and impairment charges	3,721	1,812	4,218
Loss on extinguishment of debt	64,859	58	5,554
Debt modification costs	—	1,296	—
Loss (gain) on disposition of assets	329	(223)	(102,597)
Income before income taxes	51,596	110,617	194,923
Income tax provision	(15,143)	(38,580)	(67,249)
Net income	36,453	72,037	127,674
Other comprehensive income (loss), net of tax:
Adjustment to unrealized loss on available-for-sale investments	107	—	140
Foreign currency translation adjustment	(16)	(12)	2
Total comprehensive income	$36,544	$72,025	$127,816
Net income available to common stockholders:
Net income	$36,453	$72,037	$127,674
Less: Net income allocated to unvested participating restricted stock	(521)	(1,200)	(2,718)
Less: Accretion of Series B preferred stock	—	—	(2,498)
Net income available to common stockholders	$35,932	$70,837	$122,458
Net income available to common stockholders per share:
Basic	$1.92	$3.75	$6.81
Diluted	$1.90	$3.70	$6.63
Weighted average shares outstanding:
Basic	18,753	18,871	17,992
Diluted	18,956	19,141	18,877

Dividends declared per common share	$3.125	$3.00	$—
Dividends paid per common share	$2.25	$3.00	$—
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands, except share amounts)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Series B Amount	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2011	34,900	$44,508	18,060,206	$247	$205,663	$196,869	$(294)	6,598,779	$(291,773)	$155,220
Net income	—	—	—	—	—	127,674	—	—	—	127,674
Other comprehensive income	—	—	—	—	—	—	142	—	—	142
Reissuance of treasury stock	—	—	433,732	—	(6,636)	—	—	(433,732)	14,089	7,453
Net issuance of shares pursuant to stock plans	—	—	59,622	—	1,800	—	—	—	—	1,800
Repurchase of restricted shares	—	—	(34,829)	—	(1,740)	—	—	—	—	(1,740)
Stock-based compensation	—	—	—	—	11,442	—	—	—	—	11,442
Tax benefit from stock-based compensation	—	—	—	—	6,814	—	—	—	—	6,814
Conversion of Series B preferred stock	(34,900)	(47,006)	679,168	7	46,999	—	—	—	—	—
Accretion of Series B preferred stock	—	2,498	—	—	—	(2,498)	—	—	—	—
Balance at December 31, 2012	—	—	19,197,899	254	264,342	322,045	(152)	6,165,047	(277,684)	308,805
Net income	—	—	—	—	—	72,037	—	—	—	72,037
Other comprehensive loss	—	—	—	—	—	—	(12)	—	—	(12)
Purchase of DineEquity common stock	—	—	(412,022)	—	—	—	—	412,022	(29,698)	(29,698)
Reissuance of treasury stock	—	—	318,644	—	(2,612)	—	—	(318,644)	11,692	9,080
Net issuance of shares pursuant to stock plans	—	—	(17,659)	(1)	—	—	—	—	—	(1)
Repurchase of restricted shares	—	—	(45,972)	—	(3,324)	—	—	—	—	(3,324)
Stock-based compensation	—	—	—	—	9,364	—	—	—	—	9,364
Tax benefit from stock-based compensation	—	—	—	—	3,690	—	—	—	—	3,690
Dividends on common stock	—	—	—	—	139	(57,504)	—	—	—	(57,365)
Conversion of liability award to equity award	—	—	—	—	2,603	—	—	—	—	2,603
Balance at December 31, 2013	—	—	19,040,890	253	274,202	336,578	(164)	6,258,425	(295,690)	315,179
Net income	—	—	—	—	—	36,453	—	—	—	36,453
Other comprehensive loss	—	—	—	—	—	—	91	—	—	91
Purchase of DineEquity common stock	—	—	(387,591)	—	—	—	—	387,591	(32,006)	(32,006)
Reissuance of treasury stock	—	—	359,528	—	(4,793)	—	—	(359,528)	13,000	8,207
Net issuance of shares pursuant to stock plans	—	—	(20,767)	(1)	1	—	—	—	—	—
Repurchase of restricted shares	—	—	(38,493)		(3,194)	—	—	—	—	(3,194)
Stock-based compensation	—	—	—	—	9,319	—	—	—	—	9,319
Tax benefit from stock-based compensation	—	—	—	—	4,316	—	—	—	—	4,316
Dividends on common stock	—	—	—	—	95	(59,387)	—	—	—	(59,292)
Balance at December 31, 2014	—	$—	18,953,567	$252	$279,946	$313,644	$(73)	6,286,488	$(314,696)	$279,073
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$36,453	$72,037	$127,674
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	34,745	35,355	39,538
Non-cash interest expense	5,770	6,246	5,985
Loss on extinguishment of debt	64,859	58	5,554
Closure and impairment charges	3,687	2,195	3,931
Deferred income taxes	(30,236)	(22,674)	(22,832)
Non-cash stock-based compensation expense	9,319	9,364	11,442
Tax benefit from stock-based compensation	4,316	3,690	6,814
Excess tax benefit from stock options exercised	(5,028)	(2,858)	(5,669)
Loss (gain) on disposition of assets	329	(223)	(102,597)
Other	(3,344)	(492)	(8,991)
Changes in operating assets and liabilities:
Receivables	(7,997)	(15,226)	(11,629)
Current income tax receivables and payables	(5,868)	6,143	1,272
Other current assets	(1,771)	9,334	(9,119)
Accounts payable	1,245	8,532	1,778
Accrued employee compensation and benefits	767	2,521	(3,756)
Gift card liability	7,803	10,266	14,735
Other accrued expenses	3,475	3,547	(1,251)
Cash flows provided by operating activities	118,524	127,815	52,879
Cash flows from investing activities
Additions to property and equipment	(5,937)	(7,037)	(16,952)
Proceeds from sale of property and equipment and assets held for sale	681	—	168,881
Principal receipts from notes, equipment contracts and other long-term receivables	15,284	13,982	12,250
Other	540	58	1,238
Cash flows provided by investing activities	10,568	7,003	165,417
Cash flows from financing activities
Borrowings under revolving credit facilities	—	—	50,000
Repayments under revolving credit facilities	—	—	(50,000)
Proceeds from issuance of long-term debt	1,300,000	—	—
Repayment of long-term debt (including premiums)	(1,264,086)	(4,800)	(216,037)
Principal payments on capital lease and financing obligations	(11,825)	(9,968)	(10,849)
Payment of debt modification/issuance costs	(24,192)	(1,296)	—
Dividends paid on common stock	(42,733)	(57,445)	—
Repurchase of DineEquity common stock	(32,006)	(29,698)	—
Repurchase of restricted stock	(3,194)	(3,324)	(1,740)
Proceeds from stock options exercised	8,207	9,080	9,254
Excess tax benefit from stock options exercised	5,028	2,858	5,669
Change in restricted cash	(66,298)	1,249	(747)
Cash flows used in financing activities	(131,099)	(93,344)	(214,450)
Net change in cash and cash equivalents	(2,007)	41,474	3,846
Cash and cash equivalents at beginning of year	106,011	64,537	60,691
Cash and cash equivalents at end of year	$104,004	$106,011	$64,537
Supplemental disclosures
Interest paid	$104,164	$106,784	$123,926
Income taxes paid	$47,226	$50,702	$91,354
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. The Company
The first International House of Pancakes® (“IHOP®”) restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company began developing and franchising additional restaurants. The Company was incorporated as IHOP Corp. under the laws of the State of Delaware in 1976. In November 2007, the Company acquired Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. (“DineEquity”). The Company owns, franchises and operates two restaurant concepts: Applebee's Neighborhood Grill and Bar® (“Applebee's®”), in the bar and grill segment within the casual dining category of the restaurant industry, and IHOP in the family dining category of the restaurant industry.
As of December 31, 2014, there were a total of 1,650 IHOP restaurants, of which 1,472 were subject to franchise agreements, 167 were subject to area license agreements and 11 were company-operated restaurants. These IHOP restaurants were located in all 50 states of the United States, the District of Columbia, two United States territories and eight countries outside of the United States. As of December 31, 2014, there were a total of 2,017 Applebee's restaurants, of which 1,994 were subject to franchise agreements and 23 were company-operated restaurants. These Applebee's restaurants were located in 49 states of the United States, two United States territories and 15 countries outside of the United States.
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
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. For convenience, the Company refers to all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The 2014, 2013 and 2012 fiscal years presented herein ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively, and each contained 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made in the calculation and assessment of the following: (a) impairment of tangible and intangible assets, (b) income taxes, (c) allowance for doubtful accounts and notes receivables, (d) lease accounting estimates and (e) contingencies. On an ongoing basis, the Company evaluates its estimates based on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
Accounts receivable are derived from revenues earned from franchisees and area licensees located primarily in the United States. Financing receivables arise from the financing of restaurant equipment, leases or franchise fees by IHOP franchisees. The Company is subject to a concentration of credit risk with respect to receivables from franchisees that own a large number of Applebee's or IHOP restaurants. As of December 31, 2014, there were 15 franchisees that owned 54 or more restaurants each

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(11 Applebee's franchisees and four IHOP franchisees). These franchisees operated 1,693 Applebee's and IHOP restaurants in the United States, which comprised 49% of the total Applebee's and IHOP franchise and area license restaurants in the United States. Receivables from these franchisees totaled $50.7 million at December 31, 2014.
The Company maintains an allowance for credit losses based upon historical experience while taking into account current economic conditions.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost which approximates market value. Cash held related to IHOP advertising funds and the Company's gift card programs are classified as unrestricted cash as there are no legal restrictions on the use of these funds. Total cash balances related to the IHOP advertising funds and the Company's gift card programs were $56.2 million and $53.2 million as of December 31, 2014 and 2013, respectively.
Restricted Assets
Restricted Cash - Current
Current restricted cash of $52.3 million as of December 31, 2014 consisted of $52.1 million of funds required to be held in trust in connection with the Company's securitized debt arrangements and $0.2 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which is restricted to advertising activities. Current restricted cash of $0.7 million at December 31, 2013 related to funds from Applebee's franchisees pursuant to franchise agreements, usage of which is restricted to advertising activities.
Restricted Cash - Non-current
Non-current restricted cash of $14.7 million as of December 31, 2014 represents interest reserves required to be set aside for the duration of the securitized debt and is included in other non-current assets, net in the consolidated balance sheets.
Other Restricted Assets
At December 31, 2014 and 2013, restricted assets related to a captive insurance subsidiary totaled $1.2 million and $1.9 million, respectively, and were included in other non-current assets, net in the consolidated balance sheets. The captive insurance subsidiary, which has not underwritten coverage since January 2006, was formed to provide insurance coverage to Applebee's and its franchisees. These restricted assets are primarily investments, use of which is restricted to the payment of insurance claims for incidents that occurred during the period the insurance coverage had been provided.
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
Recoverability of a restaurant's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, this may be an indicator of impairment. If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value as determined in accordance with U.S. GAAP governing fair value measurements. The primary method of estimating fair value is based on a discounted cash flow analysis. A loss resulting from impairment is recognized as a charge against operations.
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
Goodwill was allocated to three reporting units, the Applebee's company-operated restaurants unit (“Applebee's company unit”), the Applebee's franchised restaurants unit (“Applebee's franchise unit”) and the IHOP franchised restaurants unit (“IHOP franchise unit”), in accordance with U.S. GAAP. The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and was allocated between the two Applebee's units. The goodwill allocated to the Applebee's company unit was fully impaired in 2008.
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
In the process of the annual quantitative test of goodwill, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, capital expenditures and changes in working capital, along with an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt. The first step of the quantitative impairment test compares the fair value of each of the reporting units to their carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the first step does indicate impairment, a second step must take place. Under the second step, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted.
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
There were no impairments of goodwill or intangible assets recorded in 2014, 2013 or 2012.
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
The Company records a liability in the period in which a gift card is sold and recognizes costs associated with our administration of the gift card programs as prepaid assets when the costs are incurred. As gift cards are redeemed, the liability and prepaid asset are reduced. When gift cards are redeemed at a franchisee-operated restaurant, the revenue and related administrative costs are recognized by the franchisee. The Company recognizes revenue and related administrative costs when gift cards are redeemed at company-operated restaurants. The Company recognizes gift card breakage income on gift cards when the assessment of the likelihood of redemption of the gift card becomes remote. This assessment is based upon Applebee's and IHOP's individual historical experience with gift card redemptions in their own program. The Company recorded gift card breakage revenue of $0.1 million, $0.2 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decline from 2012 to 2013 was due to the decrease in the number of Applebee's company-operated restaurants.
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
Leases
The Company is the lessor or sub-lessor of the properties on which 709 IHOP restaurants and one Applebee's restaurant are located. The restaurants are subleased to franchisees or, in a few instances, are operated by the Company. The Company's IHOP leases generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options at the Company's option. In addition, the Company leases a majority of its Applebee's company-operated restaurants. The Applebee's company-operated leases generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years, and provide

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

for a fixed rental plus, in certain instances, percentage rentals based on gross sales. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income, respectively. Rental expense and rental income for these operating leases are recognized on the straight-line basis over the original terms of the leases. Any difference between straight-line rent expense or income and actual amounts paid or received represents deferred rent and is included in the consolidated balance sheets as other assets or other liabilities, as appropriate.
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
Certain lease agreements contain tenant improvement allowances, rent holidays and lease premiums, which are amortized over the shorter of the estimated useful life or lease term. For tenant improvement allowances, the Company also records a deferred rent liability or an obligation in non-current liabilities on the consolidated balance sheets and amortizes the deferred rent over the term of the lease as a reduction to company restaurant expenses in the consolidated statements of comprehensive income.
Pre-opening Expenses
Expenditures related to the opening of new or relocated restaurants are charged to expense when incurred.
Advertising
Franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue as the fees are earned and become receivables from the franchisee in accordance with U.S. GAAP governing the accounting for franchise fee revenue. In accordance with U.S. GAAP governing advertising costs, related advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Due to different contractual terms in Applebee's marketing agreements, franchise fees designated for Applebee's national advertising fund and local advertising cooperatives constitute agency transactions and are not recognized as revenues and expenses. In both cases, the advertising fees are recorded as a liability against which specific costs are charged. Advertising fees included in IHOP franchise revenue and expense for the years ended December 31, 2014, 2013 and 2012 were $90.3 million, $79.5 million and $76.4 million, respectively.
Advertising expense reflected in the consolidated statements of comprehensive income includes local marketing advertising costs incurred by company-operated restaurants, contributions to the national advertising fund made by Applebee's and IHOP company-operated restaurants and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising are expensed either as incurred or the first time the advertising takes place. Advertising expense included in company restaurant operations for the years ended December 31, 2014, 2013 and 2012 was $2.9 million, $2.9 million and $13.1 million, respectively. The decline from 2012 to 2013 was due to the decrease in the number of Applebee's company-operated restaurants.

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
The Company does not have a material amount of financial assets or liabilities that are required under U.S. GAAP to be measured at fair value on either a recurring or non-recurring basis. None of the Company's non-financial assets or non-financial liabilities is required to be measured at fair value on a recurring basis. The Company has not elected to use fair value measurement for any assets or liabilities for which fair value measurement is not presently required.
The Company believes the fair values of cash equivalents, accounts receivable, accounts payable and the current portion of long-term debt approximate their carrying amounts due to their short duration.
The fair values of non-current financial instruments, determined based on Level 2 inputs, are shown in the following table:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, less current maturities	$1,300.0	$1,302.0	$1,203.5	$1,306.2

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with U.S. GAAP governing the accounting for contingencies. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities including all appeals or litigation processes, based on its technical merits. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. For each reporting period, management applies a consistent methodology to measure and adjust all uncertain tax positions based on the available information.

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
Net Income Per Share
Net income per share is calculated using the two-step method prescribed in U.S. GAAP. Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares and potential shares of common stock outstanding during the period if their effect is dilutive. The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share calculation. Potentially dilutive common shares include the assumed exercise of stock options, assumed vesting of restricted stock and, during fiscal years in which Series B Preferred Stock was outstanding, assumed conversion of Series B Preferred Stock using the if-converted method.
Other Comprehensive Income (Loss)
For the years ended December 31, 2014, 2013 and 2012, the income tax benefit or provision allocated to items of other comprehensive income was not significant.
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
Franchise Segment
As of December 31, 2014, the franchise operations segment consisted of 1,994 restaurants operated by Applebee's franchisees in the United States, two United States territories and 15 countries outside of the United States and 1,639 restaurants operated by IHOP franchisees and area licensees in the United States, two United States territories and eight countries outside of the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products (primarily IHOP pancake and waffle dry-mixes) and the portion of the franchise fees allocated to IHOP and Applebee's intellectual property. Additionally, franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, due to different contractual terms in Applebee's marketing agreements, Applebee's national advertising fund activity constitutes agency transactions and therefore is not recognized as franchise revenue and expense.
Franchise operations expenses include IHOP advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.
Company Segment
As of December 31, 2014, the company restaurant operations segment consisted of 23 Applebee's company-operated restaurants, 10 IHOP company-operated restaurants and one IHOP restaurant reacquired from franchisees and operated by the Company on a temporary basis until refranchised. All company-operated restaurants are located in the United States.
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
 Recently Adopted Accounting Standards

The Company adopted the following accounting standards as of January 1, 2014:

•
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

•
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

The adoption of these standards did not have a material impact on our consolidated financial statements.

 New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for the reporting of discontinued operations. Under ASU 2014-08, only disposals resulting in a strategic shift that will have a major effect on an entity's operations and financial results will be reported as discontinued operations. ASU 2014-08 also removes the requirement under current U.S. GAAP that an entity not have any significant continuing involvement in the operations of the component after disposal to qualify for reporting of the disposal as a discontinued operation. The Company will be required to apply the provisions of ASU 2014-08 prospectively to all disposals of components beginning with its first fiscal quarter of 2015. Early adoption is permitted for any disposal transaction not previously reported.
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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3. Receivables

	2014	2013
	(In millions)
Accounts receivable	$65.9	$59.4
Gift card receivables	69.0	68.3
Notes receivable	1.9	1.2
Financing receivables:
Equipment leases receivable	107.3	115.1
Direct financing leases receivable	81.6	88.6
Franchise fee notes receivable	1.3	1.7
Other	10.3	10.6
	337.3	344.8
Less: allowance for doubtful accounts	(2.9)	(3.5)
	334.4	341.3
Less: current portion	(153.5)	(144.1)
Long-term receivables	$180.9	$197.2
Accounts receivable primarily includes receivables due from franchisees and distributors. Gift card receivables consist primarily of amounts due from third-party vendors. Interest is not charged on gift card receivables.
Financing receivables primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant then franchised the restaurant to a franchisee. IHOP provided the financing for the franchise fee, leasing of the equipment and the leasing or subleasing of the site. Equipment lease contracts are due in equal weekly installments, primarily bear interest averaging 9.8% per annum at both December 31, 2014 and 2013 and are collateralized by the equipment. The term of an equipment lease contract coincides with the term of the corresponding restaurant building lease. The IHOP franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 6.4% and 6.6% per annum at December 31, 2014 and 2013, respectively, and are collateralized by the franchise. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.
The primary indicator of the credit quality of financing receivables is delinquency. As of December 31, 2014 and 2013, approximately $0.4 million of financing receivables were delinquent more than 90 days.
The following table summarizes the activity in the allowance for doubtful accounts:

Allowance for Doubtful Accounts	(In millions)
Balance at December 31, 2011	$3.6
Provision	0.5
Charge-offs	(1.9)
Recoveries	0.5
Balance at December 31, 2012	2.7
Provision	1.5
Charge-offs	(0.7)
Recoveries	0.0
Balance at December 31, 2013	3.5
Provision	0.5
Charge-offs	(1.1)
Balance at December 31, 2014	$2.9

As of December 31, 2014 and 2013, approximately $0.3 million of the allowance for doubtful accounts in each year related to financing receivables.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Property and Equipment
Property and equipment by category is as follows:

	2014	2013
	(In millions)
Land	$59.2	$63.8
Buildings and improvements	58.7	60.1
Leaseholds and improvements	258.3	274.9
Equipment and fixtures	78.4	81.8
Construction in progress	5.1	3.6
Properties under capital lease	59.2	60.0
Property and equipment, gross	518.9	544.3
Less: accumulated depreciation and amortization	(277.7)	(270.0)
Property and equipment, net	$241.2	$274.3
The Company recorded depreciation expense on property and equipment of $22.7 million, $23.1 million and $27.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease in the amount of $36.8 million and $34.7 million at December 31, 2014 and 2013, respectively.

5. Goodwill
The significant majority of the Company's goodwill and other intangible assets arose from the November 29, 2007 acquisition of Applebee's. As of December 31, 2014 and 2013, the balance of goodwill was $697.5 million, of which $686.7 million has been allocated to the Applebee's franchise reporting unit and $10.8 million to the IHOP franchise reporting unit.
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
During the fiscal years ended 2014 and 2013, the Company made periodic assessments as to whether there were indicators of impairment, particularly with respect to the significant assumptions underlying the discounted cash flow model, and determined an interim test of goodwill was not warranted. Accordingly, the Company performed a quantitative test for impairment of goodwill of the Applebee's franchise reporting unit in the fourth quarter of 2014 and 2013. In the first step of each year's impairment test, the estimated fair value of the Applebee's franchising unit exceeded the carrying values and the Company concluded there was no impairment of goodwill. The Company performed a qualitative assessment of the goodwill of the IHOP franchise reporting unit and concluded there was no impairment of goodwill.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6. Other Intangible Assets
As of December 31, 2014 and 2013, intangible assets were as follows:

	Not Subject to Amortization			Subject to Amortization
	Tradename	Liquor Licenses	Other	Franchising Rights	Recipes and Menus	Leaseholds	Total
	(In millions)
Balance at December 31, 2011	$652.4	$1.5	$0.5	$159.3	$6.6	$2.1	$822.4
Amortization expense	—	—	—	(10.0)	(2.3)	(0.2)	(12.5)
Refranchising	—	(1.5)	(0.1)	(0.3)	—	(1.9)	(3.8)
Other	—	—		—	—	—	—
Balance at December 31, 2012	652.4	—	0.4	149.0	4.3	—	806.1
Amortization expense	—	—	—	(10.0)	(2.3)	—	(12.3)
Other	—	—	0.3	—	—	—	0.3
Balance at December 31, 2013	652.4	—	0.7	139.0	2.0	—	794.1
Amortization expense	—	—	—	(10.0)	(2.0)	—	(12.0)
Other	—	—	0.2	—	—	—	0.2
Balance at December 31, 2014	$652.4	$—	$0.9	$129.0	$—	$—	$782.3
Annual amortization expense for the next five fiscal years is estimated to be approximately $10.0 million per year. The weighted average life of the intangible assets subject to amortization was 20 years at December 31, 2014 and 2013.
Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2014 and 2013 are as follows:

	December 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$200.0	$(71.0)	$129.0	$200.0	$(61.0)	$139.0
Recipes and menus	15.7	(15.7)	—	15.7	(13.7)	2.0
Leaseholds/other	0.3	(0.3)	—	0.3	(0.3)	—
Total	$216.0	$(87.0)	$129.0	$216.0	$(75.0)	$141.0

7. Long-Term Debt
Long-term debt consists of the following components:

	2014	2013
	(In millions)
Series 2014-1 Class A-2 4.227% Fixed Rate Senior Secured Notes	$1,300.0	$—
Senior Secured Credit Facility, due October 2017, at a variable interest rate of 3.75% and 4.25% as of December 31, 2013 and 2012, respectively	—	467.2
Senior Notes due October 2018, at a fixed rate of 9.5%	—	760.8
Discount	—	(19.7)
Total debt	1,300.0	1,208.2
Less: current maturities	—	(4.7)
Long-term debt	$1,300.0	$1,203.5

Long-Term Debt Outstanding at December 31, 2014

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

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is our indebtedness (assuming all variable funding facilities are fully drawn) divided by adjusted EBITDA for the four preceding quarterly periods. As of December 31, 2014, the Company's leverage ratio was 4.8x; accordingly, no principal payment on the Class A-2 Notes was required.

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

The Company did not draw on the Variable Funding Notes during 2014. As of December 31, 2014 there were no amounts outstanding under the Revolving Facility; however, available borrowing capacity under the Variable Funding Notes was reduced by $9.6 million of letters of credit outstanding as of December 31, 2014.

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

Covenants and Restrictions

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities to maintain the stated debt service coverage (“DSCR”) ratio, the sum of domestic retail sales for all restaurants being below certain levels on certain measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Notes on the Class A-2 Anticipated Repayment Date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure of the Securitization Entities to maintain the stated debt service coverage ratio, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

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
The DSCR for the reporting period ended December 31, 2014 was 4.9x.
Deferred Financing Costs
The Company incurred costs of approximately $24.3 million in connection with the issuance of the Notes. These deferred financing costs will be amortized using the effective interest method over estimated life of the Notes. Amortization of these deferred financing costs of $0.8 million was included in interest expense for the year ended December 31, 2014. Unamortized deferred financing costs of $23.5 million was included as other non-current assets, net in the consolidated balance sheet as of December 31, 2014.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

Weighted Average Effective Interest Rate
Taking into account the deferred financing costs that were amortized as additional non-cash interest expense, the weighted average effective interest rate for the Notes as of December 31, 2014 was 4.45%.
Maturities of Long-term Debt
The Class A-2 Anticipated Repayment Date is in September 2021.
Long-Term Debt Outstanding at December 31, 2013
Senior Secured Credit Facility
On October 8, 2010, the Company entered into a Credit Agreement, by and among the Company, a group of lenders and other financial institutions party thereto (the “Credit Agreement”). The Credit Agreement established a senior secured credit facility (the “Credit Facility”) that consisted of a $900.0 million senior secured term loan facility maturing in October 2017 (the “Term Facility”) and a $50.0 million senior secured revolving credit facility maturing in October 2015 (the “Revolving Facility”). The Revolving Facility originally provided for borrowings up to $50.0 million, with sub-limits for the issuance of letters of credit and for swing-line borrowings, and could be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures, dividends and investments. The Credit Agreement also provided for an uncommitted incremental facility that permitted the Company, subject to certain conditions, to increase the Credit Facility by up to $250.0 million, provided that the aggregate amount of the commitments under the Revolving Facility did not exceed $150.0 million. See “Amendments to Credit Agreement”. The Company did not utilize the Revolving Facility during 2014 or 2013. On September 30, 2014, the Company repaid the entire outstanding principal balance of $463.6 million of the Credit Facility. See “2014 Refinancing of Long-term Debt.”
Interest Rate
Loans made under the Term Facility (“Term Loans”) and the Revolving Facility (“Revolving Loans”) bore interest, at the Company's option, at an annual rate equal to (i) a LIBOR-based rate (originally subject to a floor of 1.50%) plus a margin (originally 4.50%) or (ii) the base rate (the “Base Rate”) (originally subject to a floor of 2.50%) which was equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the one month LIBOR rate (originally subject to a floor of 1.50%) plus 1.00%, plus a margin of 3.50%. The margin for the Revolving Facility was subject to debt leverage-based step-downs. Both the Term Facility and the Revolving Facility were subject to upfront fees of 1.00% of the principal amount thereof. See “Amendments to Credit Agreement”.
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

The Company paid $12.3 million in fees and costs related to Amendment No. 1, of which $7.4 million in fees paid to lenders was recorded as additional discount on debt and $0.8 million of costs related to the increase in the Revolving Facility was recorded as deferred financing costs. Fees paid to third parties of $4.0 million were charged against income.
On February 4, 2013, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement. Pursuant to Amendment No. 2, the interest rate margin applicable to LIBOR-based Term Loans was reduced from 3.00% to 2.75%, and the interest rate floors used to determine the LIBOR and Base Rate reference rates for Term Loans was reduced from 1.25% to 1.00% for LIBOR-based Term Loans and from 2.25% to 2.00% for Base Rate-denominated Term Loans. The interest rate margin for Revolving Loans was reduced from 3.50% to 1.75% for Base Rate loans and from 4.50% to 2.75% LIBOR Rate loans. The commitment fee for the unused portion of the Revolving Facility was reduced from 0.75% to 0.50% and, if the consolidated leverage ratio was reduced below 4.75:1, from 0.50% to 0.375%.

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
Guarantees
The loans made under the Credit Agreement were guaranteed by the Company's domestic wholly-owned restricted subsidiaries, other than immaterial subsidiaries (the “Prior Guarantors”), and were secured by a perfected first priority security interest in substantially all of the tangible and intangible assets of the Company and the Prior Guarantors, including, without limitation, (i) substantially all personal, real and mixed property, (ii) all intercompany debt owing to the Company and the Prior Guarantors and (iii) 100% of the equity interests held by the Company and each of the Prior Guarantors (with customary limits for foreign subsidiaries), subject to certain customary exceptions.
Mandatory Prepayments
Term Loans under the Credit Agreement were subject to the following prepayment requirements:

•	Mandatory prepayments equal to 0.25% of the aggregate principal amount of the New Term Loan had to be made on a quarterly basis (1.0% for a fiscal year); and

•
50% of excess cash flow (as defined in the Credit Agreement or amendments thereto) if the consolidated leverage ratio is 5.75:1 or greater; 25% if the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; and 0% if the consolidated leverage ratio is less than 5.25:1.

The Credit Agreement permitted the Company to purchase loans under the Term Facility pursuant to customary Dutch auction provisions and subject to customary conditions and limitations.
Covenants/Restrictions
The Credit Agreement required the Company to comply with certain financial covenants, including a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio, in each case, commencing with the fiscal quarter ending March 31, 2011. The Credit Agreement also included certain negative covenants customary for transactions of this type, that restricted the ability of the Company and the Company's existing and future restricted subsidiaries to, among other things, modify material agreements and/or incur additional debt, incur liens, make certain investments and acquisitions, make fundamental changes, transfer and sell assets, pay dividends and make distributions, modify the nature of the Company's business, enter into agreements with shareholders and affiliates, enter into burdensome agreements, change the Company's fiscal year, make capital expenditures and prepay certain indebtedness, subject to certain customary exceptions, including carve-outs and baskets.
The Credit Agreement contained certain customary representations and warranties, affirmative covenants and events of default, including change of control provisions and cross-defaults to other debt. Upon the occurrence of an event of default, the lenders, by a majority vote, had the ability to direct the Administrative Agent to terminate the loan commitments, accelerate all loans and exercise any of the lenders' other rights under the Credit Agreement and the related loan documents on behalf of the lenders.

9.5% Senior Notes due 2018
On October 19, 2010, the Company issued $825.0 million aggregate principal amount of its 9.5% Senior Notes due October 30, 2018 (the “Senior Notes”) pursuant to an Indenture (the “Senior Note Indenture”), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Senior Notes were unsecured senior

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

obligations of the Company and were jointly and severally guaranteed on a senior unsecured basis by the Guarantors under the Credit Agreement. The Senior Notes were repaid on October 30, 2014. See “2014 Refinancing of Long-term Debt.”
Prepayment
The Company could redeem the Senior Notes for cash in whole or in part, at any time or from time to time, on and after October 30, 2014, at specified redemption premiums, plus accrued and unpaid interest, as specified in the Indenture. In addition, prior to October 30, 2014, the Company could redeem the Senior Notes for cash in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and a “make-whole” premium, as specified in the Indenture. The make-whole payment was $36.1 million as of October 30, 2014.
In addition, prior to October 30, 2013, the Company could redeem up to 35% of the aggregate principal amount of Senior Notes issued with the net proceeds raised in one or more equity offerings. If the Company underwent a change of control under certain circumstances, the Company could have been required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. If the Company sells assets under certain circumstances, the Company could have been required to offer to purchase the Senior Notes at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest.
Covenants/Restrictions
The Senior Note Indenture limited the ability of the Company and its restricted subsidiaries to incur additional indebtedness (excluding certain indebtedness under the Credit Facility), issue certain preferred shares, pay dividends and make other equity distributions, purchase or redeem capital stock, make certain investments, create certain liens on its assets to secure certain debt, enter into certain transactions with affiliates, agree to any restrictions on the ability of the Company's restricted subsidiaries to make payments to the Company, merge or consolidate with another company, transfer and sell assets, engage in business other than certain permitted businesses and designate its subsidiaries as unrestricted subsidiaries, in each case as set forth in the Senior Note Indenture. These covenants were subject to a number of important limitations, qualifications and exceptions, including that during any time that the Notes maintain investment grade ratings, certain of these covenants will not be applicable to the Notes.
The Senior Note Indenture also contained customary event of default provisions including, among others, the following: default in the payment of the principal of the Notes when the same becomes due and payable; default for 30 days in the payment when due of interest on the Notes; failure to comply with certain covenants in the Indenture, in some cases without notice from the Trustee or the holders of Notes; and certain events of bankruptcy or insolvency with respect to the Company or any significant restricted subsidiary, in each case as set forth in the Senior Note Indenture. In the case of an event of default, other than a bankruptcy default with respect to the Company, the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding, by written notice to the Company (and to the Trustee if the notice is given by the holders of the Notes), could, and the Trustee at the written request of the holders of at least 25% in aggregate principal amount of the Notes then outstanding would, declare the principal of and accrued interest on the Notes to be immediately due and payable.
Restricted Payments
The Credit Agreement contained covenants considered customary for similar types of facilities that limit certain permitted restricted payments, including those related to dividends on and repurchases of our common stock. Such restricted payments were limited to a cumulative amount comprised of (i) a general restricted payments allowance of $35.0 million, plus (ii) 50% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is greater than 5.75:1; (iii) 75% of Excess Cash Flow for each fiscal quarter if the consolidated leverage ratio is less than 5.75:1 and greater than or equal to 5.25:1; (iv) 100% of Excess Cash Flow for each fiscal quarter in which the consolidated leverage ratio is less than 5.25:1; and (v) proceeds from the exercise of options to purchase our common stock, less any amounts paid as dividends or to repurchase our common stock.

The Senior Note Indenture also contained a limitation on restricted payments that is calculated on an annual basis. Such restricted payments were limited to a cumulative amount comprised of (i) 50% of consolidated net income (as defined in the Indenture), plus (ii) proceeds from exercise of stock options, less (iii) restricted payments made.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

Deferred Financing Costs
In connection with the Credit Agreement and the issuance of the Senior Notes, the Company recorded approximately $28.2 million of deferred financing costs. In connection with the increase to the Revolving Credit Facility, the Company recorded an additional $0.8 million of deferred financing costs. These deferred financing costs are being amortized using the effective interest method over the estimated life of the related debt. Amortization of the deferred financing costs associated with the Credit Agreement and the issuance of the Senior Notes included in interest expense for the years ended December 31, 2014, 2013 and 2012 was $2.2 million, $2.7 million and $2.6 million, respectively. Additionally, $2.3 million of deferred issuance costs were written off in connection with debt retirement for the year ended December 31, 2012 and is reflected in the loss on extinguishment of debt in the Consolidated Statements of Comprehensive Income.
As of December 31, 2013, $14.0 million of deferred financing costs associated with the Credit Agreement and the issuance of the Senior Notes was reported as other non-current assets, net in the Consolidated Balance Sheets.
Discount on Debt
The Company recorded a discount on debt from the October 2010 Refinancing of $29.6 million. In connection with Amendment No. 1, the Company recorded an additional discount of $7.4 million. The discount on debt reflected the difference between the proceeds received from the issuance of the debt and the face amount to be repaid over the life of the debt. The discount will be amortized as additional interest expense over the weighted average estimated life of the debt under the effective interest method. For the years ended December 31, 2014, 2013, and 2012, $2.8 million, $3.5 million and $3.4 million, respectively, of the discount was amortized as additional interest expense under the effective interest method. Additionally, $2.7 million was written off in connection with debt retirement for the year ended December 31, 2012 and was reflected in the loss on extinguishment of debt in the Consolidated Statements of Comprehensive Income.

2014 Refinancing of Long-term Debt

On September 30, 2014, the Company repaid the entire outstanding principal balance of $463.6 million of the Credit Facility; there were no premiums or penalties associated with the repayment. On October 30, 2014, after a required 30-day notice period, the Company repaid the entire outstanding $760.8 million principal balance of Senior Notes, along with a required make-whole premium for early repayment of $36.1 million. All of our obligations under the Credit Facility and the Senior Notes terminated upon the respective repayments thereof.

This transaction was accounted for as an extinguishment of debt under U.S. GAAP. We recognized a loss on debt extinguishment of $64.9 million for the year ended December 31, 2014, comprised of the $36.1 million make-whole premium on the Senior Notes and the write-off of the unamortized debt discount and the issuance costs associated with the extinguished debt of $16.9 million and $11.9 million, respectively.

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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Financing Obligations (Continued)

As of December 31, 2014, the Company's continuing involvement with 152 of the 181 Properties ended by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the transactions related to these properties have been recorded as a sale with property and equipment and financing obligations each cumulatively reduced by approximately $270.6 million.
As of December 31, 2014, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2015 (1)	$5.4
2016	5.0
2017 (1)	4.6
2018	5.2
2019	5.5
Thereafter	75.8
Total minimum lease payments	101.5
Less: interest	(58.8)
Total financing obligations	42.7
Less: current portion(2)	(0.1)
Long-term financing obligations	$42.6
____________________________________________________________________________________

(1)	Due to the varying closing date of the Company's fiscal year, 13 monthly payments will be made in fiscal 2015 and 11 monthly payments in fiscal 2017.

(2)	Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.

9. Leases
The Company is the lessor or sub-lessor of approximately half of all IHOP franchise restaurants. The restaurants are subleased to IHOP franchisees or in a few instances operated by the Company. These noncancelable leases and subleases consist primarily of land, buildings and improvements.
The following is the Company's net investment in direct financing lease receivables:

	December 31,
	2014	2013
	(In millions)
Total minimum rents receivable	$126.7	$144.8
Less: unearned income	(45.1)	(56.2)
Net investment in direct financing lease receivables	81.6	88.6
Less: current portion	(8.0)	(7.0)
Long-term direct financing lease receivables	$73.6	$81.6
Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2014, 2013 and 2012 was $14.1 million, $12.7 million and $12.5 million, respectively.
The following is the Company's net investment in equipment leases receivable:

	December 31,
	2014	2013
	(In millions)
Total minimum leases receivable	$165.4	$184.2
Less: unearned income	(58.1)	(69.1)
Net investment in equipment leases receivables	107.3	115.1
Less: current portion	(7.4)	(7.1)
Long-term equipment leases receivable	$99.9	$108.0

The following are minimum future lease payments on noncancelable leases as lessee at December 31, 2014:

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9. Leases (Continued)

	Capital Leases	Operating Leases
	(In millions)
2015 (1)	$26.2	$83.5
2016	24.0	75.9
2017 (1)	21.4	68.4
2018	20.6	72.6
2019	17.2	68.4
Thereafter	58.7	328.5
Total minimum lease payments	168.1	$697.3
Less: interest	(55.3)
Capital lease obligations	112.8
Less: current portion (2)	(14.7)
Long-term capital lease obligations	$98.1
______________________________________________________
(1) Due to the varying closing date of the Company's fiscal year, 13 monthly payments will be made in fiscal 2015 and 11 monthly payments in fiscal 2017.
(2) Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.
The asset cost and carrying amount on company-owned property leased at December 31, 2014 was $90.1 million and $64.5 million, respectively. The asset cost and carrying amount on company-owned property leased at December 31, 2013, was $90.1 million and $66.1 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.
The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2014:

	Direct Financing Leases	Operating Leases
	(In millions)
2015 (1)	$18.3	$101.5
2016	17.8	99.7
2017 (1)	17.9	99.6
2018	17.5	98.9
2019	16.3	97.1
Thereafter	38.9	555.8
Total minimum rents receivable	$126.7	$1,052.6
________________________________________________________________________
(1) Due to the varying closing date of the Company's fiscal year, 13 monthly payments will be made in fiscal 2015 and 11 monthly payments in fiscal 2017.

The Company has noncancelable leases, expiring at various dates through 2032, which require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2014, 2013 and 2012 was $2.8 million, $2.8 million and $2.7 million, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2014, 2013 and 2012 was $75.9 million, $75.4 million and $78.0 million, respectively.

10. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2014, the outstanding purchase commitments were $108.4 million, the majority of which related to advertising.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

Lease Guarantees
In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. As of December 31, 2014 and 2013, the Company has outstanding lease guarantees or is contingently liable for approximately $378.1 million and $417.8 million, respectively. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2014 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 31, 2014.
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
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2014, the Company had approximately $9.6 million of unused letters of credit outstanding. These letters expire on various dates in 2015 and are automatically renewed for an additional year if no cancellation notice is submitted.

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
At any time and from time to time, any holder of Series B Convertible Preferred Stock could convert all or any portion of the Series B Convertible Stock held by such holder into a number of shares of the Company's common stock computed by

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

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
Stock Repurchase Programs
On February 26, 2013, the Company's Board of Directors approved a stock repurchase authorization of up to $100 million of DineEquity common stock (the “2013 Authorization”). On October 27, 2014, the Company's Board of Directors approved increasing the share repurchase authorization back to the previous level of $100 million (the “2014 Authorization”). During the year ended December 31, 2014, the Company purchased 367,256 shares of our common stock under the 2013 authorization for a total of $30.0 million and 20,335 shares under the 2014 Authorization for a total of $2.0 million. The Company may repurchase up to an additional $98.0 million of our common stock under the 2014 Authorization.

During the year ended December 31, 2013, the Company repurchased 412,022 shares of stock for $29.7 million. There were no stock repurchases in 2012.
Treasury Stock
Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined on the first-in, first-out (“FIFO”) method. The Company re-issued 359,528 shares, 318,644 shares and 433,732 shares, respectively, during the years ended December 31, 2014, 2013 and 2012 at a total FIFO cost of $13.0 million, $11.7 million and $14.1 million, respectively.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

Dividends
During the fiscal years ended December 31, 2014 and 2013, the Company declared and paid dividends on our common stock as follows:

Year ended December 31, 2014	Declaration date	Payment date	Dividend per share	Total(1)
				(In millions)
First quarter	February 25, 2014	March 28, 2014	$0.75	$14.3
Second quarter	May 28, 2014	June 27, 2014	0.75	14.3
Third quarter	August 4, 2014	September 26, 2014	0.75	14.2
Fourth quarter	October 27, 2014	(2)	0.875	—
Total			$3.125	$42.8

Year ended December 31, 2013
First quarter	February 26, 2013	March 29, 2013	$0.75	$14.6
Second quarter	May 14, 2013	June 28, 2013	0.75	14.4
Third quarter	August 2, 2013	September 27, 2013	0.75	14.3
Fourth quarter	October 3, 2013	December 27, 2013	0.75	14.3
Total			$3.00	$57.6
___________________________________________________
(1) Includes dividend equivalents paid on restricted stock units
(2) The fourth quarter 2014 dividend of $16.6 million was paid on January 9, 2015.

On February 24, 2015, the Company's Board of Directors approved payment of a cash dividend of $0.875 per share of common stock, payable at the close of business on April 10, 2015 to the stockholders of record as of the close of business on March 13, 2015.

There were no dividends declared or paid on common shares in 2012.

12. Closure and Impairment Charges
Closure and impairment charges for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Closure charges	$2.1	$1.0	$2.3
Long-lived tangible asset impairment	1.6	0.8	1.9
Total closure and impairment charges	$3.7	$1.8	$4.2

Closure Charges
Approximately $1.0 million of the closure charges for the year ended December 31, 2014 related to IHOP restaurants closed during 2014 with the remainder primarily related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2014. Closure charges for the year ended December 31, 2013 primarily related to adjustments to the estimated reserve for closed surplus IHOP and Applebee's restaurants. Closure charges for the year ended December 31, 2012 primarily related to the closure of one IHOP restaurant that was taken back from the franchisee operator and to adjustments to the estimated reserve for previously closed surplus IHOP properties.
Long-lived Tangible Asset Impairment
Long-lived tangible asset impairment charges for the year ended December 31, 2014 related primarily to two IHOP company-operated restaurants in the Cincinnati, Ohio area. The Company evaluated the causal factors of all impairments of long-lived assets as they were recorded during 2014 and concluded they were based on factors specific to each asset and not potential indicators of an impairment of other long-lived assets.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12. Closure and Impairment Charges (Continued)

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

13. Stock-Based Incentive Plans
General Description
Currently, the Company is authorized to grant stock options, stock appreciation rights, restricted stock, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and non-employee directors under the DineEquity, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan was approved by stockholders on May 17, 2011 and permits the issuance of up to 1,500,000 shares of the Company’s common stock for incentive stock awards. The 2011 Plan will expire in May 2021.
The IHOP Corp. 2001 Stock Incentive Plan (the “2001 Plan”) was adopted in 2001 and amended and restated in 2005 and 2008 to authorize the issuance of up to 4,200,000 shares of common stock. The 2001 Plan has expired but there are stock options issued under the 2001 Plan outstanding as of December 31, 2014.
The Stock Option Plan for Non-Employee Directors (the “Directors Plan”) was adopted in 1994 and amended and restated in 1999 to authorize the issuance of up to 400,000 shares of common stock pursuant to options to non-employee directors. The Directors Plan has expired but there are stock options issued under the Directors Plan outstanding as of December 31, 2014.
The 2011 Plan, the 2001 Plan and the Directors Plan are collectively referred to as the “Plans.”
Stock-Based Compensation Expense
From time to time, the Company has granted nonqualified stock options, restricted stock, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and non-employee directors of the Company under the Plans. The nonqualified stock options generally vest ratably over a three-year period in one-third increments and have a maturity of ten years from the grant date. Options vest immediately upon a change in control of the Company, as defined in the Plans. Option exercise prices equal the closing price of the Company's common stock on the New York Stock Exchange on the date of grant. Restricted stock and restricted stock units are issued at no cost to the holder and vest over terms determined by the Compensation Committee of the Company's Board of Directors, generally three years from the date of grant or immediately upon a change in control of the Company, as defined in the Plans. The Company either utilizes treasury stock or issues new shares from its authorized but unissued share pool when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting.
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Total stock-based compensation expense:
Equity classified awards	$9.4	$9.4	$11.4
Liability classified awards	2.4	0.9	4.8
Total pre-tax stock-based compensation expense	11.8	10.3	16.3
Tax benefit	(4.5)	(3.9)	(6.2)
Total stock-based compensation expense, net of tax	$7.3	$6.4	$10.1

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)

As of December 31, 2014, total unrecognized compensation cost related to restricted stock and restricted stock units of $9.1 million and $3.2 million related to stock options is expected to be recognized over a weighted average period of approximately 1.49 years for restricted stock and restricted stock units and 1.37 years years for stock options.
Equity Classified Awards - Stock Options
The per share fair values of the stock options granted have been estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the option and the historical volatility of the Company's stock price. The Black-Scholes model meets the requirements of U.S. GAAP, but the fair values generated by the model may not be indicative of the actual fair values of the Company's stock-based awards. The following table summarizes the assumptions used to value options granted in the respective periods:

	2014	2013	2012
Risk free interest rate	1.6%	0.8%	0.9%
Weighted average historical volatility	51.1%	83.4%	84.5%
Dividend yield	3.7%	4.2%	—%
Expected years until exercise	4.6	4.6	4.7
Forfeitures	11.0%	11.0%	11.0%
Weighted average fair value of options granted	$26.87	$36.00	$33.53
Stock option activity for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2011	1,318,640	$32.06
Granted	147,674	51.63
Exercised	(455,217)	20.91
Forfeited	(39,381)	46.97
Expired	(13,470)	38.64
Outstanding at December 31, 2012	958,246	39.67
Granted	81,328	72.28
Exercised	(225,272)	40.31
Forfeited	(39,243)	55.78
Outstanding at December 31, 2013	775,059	42.09
Granted	120,932	81.53
Exercised	(256,910)	31.95
Forfeited	(20,966)	69.18
Outstanding at December 31, 2014	618,115	$53.10	6.0	$31.2
Vested and Expected to Vest at December 31, 2014	600,708	$52.36	5.9	$30.8
Exercisable at December 31, 2014	433,793	$44.09	4.8	$25.8
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $13.2 million, $7.5 million and $15.0 million, respectively.
Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2014, 2013 and 2012 was $8.2 million, $9.1 million and $9.3 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $4.3 million, $3.7 million and $6.2 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)

Equity Classified Awards - Restricted Stock and Restricted Stock Units
Activity in equity classified awards of restricted stock and restricted stock units for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2011	486,533	$31.08	18,000	$29.32
Granted	137,852	52.23	19,152	52.23
Released	(179,465)	13.83	(3,910)	40.58
Forfeited	(98,357)	44.40	—	—
Outstanding at December 31, 2012	346,563	44.74	33,242	41.19
Granted	97,812	73.11	15,804	72.04
Conversion of cash-settled restricted stock units	—	—	37,184	72.28
Released	(117,075)	30.96	(39,000)	54.66
Forfeited	(61,048)	55.37	—	—
Outstanding at December 31, 2013	266,252	58.87	47,230	64.57
Granted	102,618	82.18	13,879	81.65
Released	(94,798)	53.03	(19,487)	70.82
Forfeited	(40,254)	67.68	—	—
Outstanding at December 31, 2014	233,818	$70.14	41,622	$66.92
Liability Classified Awards - Restricted Stock Units
The Company previously had issued shares of cash-settled restricted stock units to members of the Board of Directors. Originally these instruments were expected to be settled in cash and were recorded as liabilities based on the closing price of the Company’s common stock as of each period end. In February 2013, it was determined that, pursuant to the terms of the Plan, these restricted stock units would be settled in shares of common stock and all outstanding restricted stock units were converted to equity classified awards. Activity in liability classified awards of restricted stock units for the years ended December 31, 2013 and 2012 is as follows:

	Cash-Settled Restricted Stock Units	Weighted Average Per Share Fair Value
Outstanding at December 31, 2011	41,957	64.26
Granted	—	—
Released	(4,773)	49.66
Outstanding at December 31, 2012	37,184	66.13
Conversion to stock-settled restricted stock units	(37,184)	72.28
Outstanding at December 31, 2013	—

For the years ended December 31, 2013 and 2012, $0.3 million and $1.0 million, respectively, was included as stock-based compensation expense related to these cash-settled restricted stock units.
The Company has granted cash long-term incentive awards to certain employees (“LTIP awards”). Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total shareholder return of DineEquity, Inc. common stock compared to the total shareholder returns of a peer group of companies. Though LTIP awards are only paid in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the years ended December 31, 2014, 2013 and 2012, $2.4 million, $0.6 million and $3.8 million, respectively, were included in stock-based compensation expense related to the LTIP awards. At December 31, 2014 and 2013, liabilities of $4.0 million and $2.8 million, respectively, were included as accrued employee compensation and benefits in the consolidated balance sheet.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Employee Benefit Plans
401(k) Savings and Investment Plan
Effective January 1, 2013, the Company amended the DineEquity, Inc. 401(k) Plan to (i) modify the Company matching formula and (ii) eliminate the one year completed service requirement that previously had to be met to become eligible for Company matching contributions. As amended, the Company matches 100% of the first four percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. DineEquity common stock is not an investment option for employees in the 401(k) plan, other than shares transferred from a prior employee stock ownership plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's matching contribution expense was $2.3 million, $2.3 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

15. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Provision (benefit) for income taxes:
Current
Federal	$33.2	$48.5	$77.4
State	3.6	2.1	1.9
Foreign	2.7	2.4	1.8
	39.5	53.0	81.1
Deferred
Federal	(22.1)	(13.5)	(12.2)
State	(2.3)	(0.9)	(1.7)
	(24.4)	(14.4)	(13.9)
Provision for income taxes	$15.1	$38.6	$67.2
The provision for income taxes differs from the expected federal income tax rates as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and other taxes, net of federal tax benefit	2.4	2.9	2.8
Change in unrecognized tax benefits	2.4	1.4	(0.2)
Change in valuation allowance	—	(2.7)	0.7
Domestic production activity deduction	(6.0)	—	—
Research and experimentation tax credit	(3.4)	—	—
State adjustments including audits and settlements	(1.1)	(1.1)	0.2
Compensation related tax credits, net of deduction offsets	(0.8)	(0.6)	(0.9)
Changes in tax rates and state tax laws	—	—	(3.2)
Other	0.8	—	0.1
Effective tax rate	29.3%	34.9%	34.5%

The Company retroactively adopted the domestic production activity deduction and the federal research and experimentation credit in 2014. Deductions related to 2014 domestic production activity lowered the 2014 tax rate by 2.3%, while deductions related to domestic production activity in prior years lowered the 2014 tax rate by 3.7%. Similarly, tax credits related to 2014 research activity lowered the 2014 tax rate by 0.5%, while tax credits related to research activity in prior years lowered the 2014 tax rate by 2.9%.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 15. Income Taxes (Continued)

Net deferred tax assets (liabilities) consisted of the following components:

	2014	2013
	(In millions)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$4.8	$4.8
Differences in acquisition financing costs	1.8	1.8
Employee compensation	14.4	15.0
Deferred gain on sale of assets	6.5	6.3
Book/tax difference in revenue recognition	39.6	29.8
Other	35.9	35.0
Deferred tax assets	103.0	92.7
Valuation allowance	(1.1)	(1.1)
Total deferred tax assets after valuation allowance	101.9	91.6
Differences between financial and tax accounting in the recognition of franchise and equipment sales	(48.0)	(51.2)
Differences in capitalization and depreciation (1)	(294.6)	(301.1)
Differences in acquisition financing costs	—	(7.1)
Book/tax difference in revenue recognition	(15.6)	(19.5)
Differences between book and tax basis of property and equipment	(11.4)	(10.1)
Other	(20.5)	(20.3)
Deferred tax liabilities	(390.1)	(409.3)
Net deferred tax liabilities	$(288.2)	$(317.7)
Net deferred tax asset—current	$31.2	$24.2
Valuation allowance—current	(0.3)	(0.3)
Net deferred tax asset—current	30.9	23.9
Deferred tax liability—non-current	(318.3)	(340.8)
Valuation allowance—non-current	(0.8)	(0.8)
Net deferred tax liability—non-current	(319.1)	(341.6)
Net deferred tax liabilities	$(288.2)	$(317.7)
_____________________________________

(1)	Primarily related to the Applebee's acquisition.
The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2008. In the second quarter of 2013, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report (“RAR”) related to its examination of the Company’s U.S federal income tax return for the tax years 2008 to 2010. The Company disagrees with a portion of the proposed assessments and has contested them through the IRS administrative appeals procedures. We anticipate the appeals process to continue into 2015. The Company continues to believe that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

The total gross unrecognized tax benefit as of December 31, 2014 and 2013 was $3.4 million and $2.7 million, respectively, excluding interest, penalties and related income tax benefits. The entire $3.4 million will be included in the Company's effective income tax rate if recognized.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 15. Income Taxes (Continued)

The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $0.7 million related to settlements with taxing authorities and the lapse of statutes of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefit as of January 1	$2.7	$6.7	$8.2
Changes for tax positions of prior years	1.2	0.8	0.8
Increases for tax positions related to the current year	0.1	—	0.2
Decreases relating to settlements and lapsing of statutes of limitations	(0.6)	(4.8)	(2.5)
Unrecognized tax benefit as of December 31	$3.4	$2.7	$6.7

As of December 31, 2014, the accrued interest and penalties were $3.9 million and $0.1 million, respectively, excluding any related income tax benefits. As of December 31, 2013, the accrued interest and penalties were $2.9 million and $0.1 million, respectively, excluding any related income tax benefits. The increase of $1.0 million of accrued interest is primarily related to an increase in unrecognized tax benefits as a result of recent audits by taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.

The valuation allowance of $1.1 million as of both December 31, 2014 and 2013 related to the Massachusetts enacted legislation requiring unitary businesses to file combined reports. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2014, management determined that, based on available evidence, there was no change to the valuation allowance.

16. Net Income Per Share
The computation of the Company's basic and diluted net income per share is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$36,453	$72,037	$127,674
Less: Accretion of Series B preferred stock	—	—	(2,498)
Less: Net income allocated to unvested participating restricted stock	(521)	(1,200)	(2,718)
Net income available to common stockholders - basic	35,932	70,837	122,458
Effect of unvested participating restricted stock	—	4	127
Effect of dilutive securities:
Convertible Series B preferred stock	—	—	2,498
Numerator - net income available to common shareholders - diluted	$35,932	$70,841	$125,083
Denominator:
Weighted average outstanding shares of common stock - basic	18,753	18,871	17,992
Effect of dilutive securities:
Stock options	203	270	264
Convertible Series B preferred stock	—	—	621
Weighted average outstanding shares of common stock - diluted	18,956	19,141	18,877
Net income per common share:
Basic	$1.92	$3.75	$6.81
Diluted	$1.90	$3.70	$6.63

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

17. Segment Reporting
Information on segments and a reconciliation to income (loss) before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Revenues		(In millions)
Franchise operations	$456.1	$439.2	$421.4
Company restaurants	62.5	63.4	291.1
Rental operations	122.9	124.8	122.9
Financing operations	13.5	13.1	14.5
Total	$655.0	$640.5	$849.9
Income (loss) before income taxes
Franchise operations	$334.3	$329.5	$311.5
Company restaurants	(0.2)	(0.2)	41.8
Rental operations	28.3	27.5	25.7
Financing operations	12.7	12.9	12.9
Corporate	(323.5)	(259.1)	(197.0)
Income (loss) before income taxes	$51.6	$110.6	$194.9
Interest expense
Company restaurants	$0.4	$0.4	$0.4
Rental operations	14.7	15.7	17.0
Corporate	96.6	100.3	114.3
Total	$111.7	$116.4	$131.7
Depreciation and amortization
Franchise operations	$10.4	$10.8	$9.8
Company restaurants	2.1	2.2	6.9
Rental operations	13.2	13.4	13.6
Corporate	9.0	9.0	9.2
Total	$34.7	$35.4	$39.5
Closure and impairment charges
Company restaurants	$3.7	$1.8	$4.2
Total	$3.7	$1.8	$4.2
Capital expenditures
Company restaurants	$1.5	$1.3	$9.5
Corporate	4.4	5.7	7.5
Total	$5.9	$7.0	$17.0

Goodwill (franchise segment)	$697.5	$697.5	$697.5

Total assets
Franchise operations	$1,635.0	$1,606.4	$1,523.0
Company restaurants	177.7	191.6	186.2
Rental operations	344.3	364.0	397.3
Financing operations	109.9	117.1	125.4
Corporate	181.2	125.5	183.5
Total	$2,448.1	$2,404.6	$2,415.4

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Selected Quarterly Financial Data (Unaudited)

	Revenues(1)	Operating Margin	Net Income (Loss)	Net Income (Loss) Per Share— Basic(2)	Net Income (Loss) Per Share— Diluted(2)
	(In thousands, except per share amounts)
2014
1st Quarter	$167,201	$97,072	$20,824	$1.09	$1.08
2nd Quarter	160,521	94,473	19,167	1.00	1.00
3rd Quarter	162,853	91,629	18,887	0.99	0.99
4th Quarter (1)	164,413	91,941	(22,425)	(1.18)	n/a
2013
1st Quarter	$163,169	$94,424	$18,239	$0.95	$0.93
2nd Quarter	158,114	91,026	16,937	0.88	0.87
3rd Quarter	161,283	93,043	18,730	0.98	0.97
4th Quarter	157,901	91,199	18,131	0.95	0.94
______________________________________________________________________________________________________
(1) Net income was impacted by loss on extinguishment of debt related to the Company's refinancing of its long-term debt. See Note 7 of Notes to Consolidated Financial Statements.
(2) The quarterly amounts may not add to the full year amount as each quarterly calculation is discrete from the full-year calculation.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such terms are defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2014 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of

Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2014.
The effectiveness of our internal control over financial reporting as of December 28, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of DineEquity, Inc. and Subsidiaries
We have audited DineEquity, Inc. and Subsidiaries’ internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DineEquity, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DineEquity, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of DineEquity, Inc. and Subsidiaries as of December 28, 2014 and December 29, 2013 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2014 of DineEquity, Inc. and Subsidiaries and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 25, 2015

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item regarding our directors and executive officers is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

Item 11.    Executive Compensation.
The information required by this Item regarding executive compensation is incorporated by reference to the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be set forth in our 2015 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership and management is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” to be set forth in our 2015 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item regarding certain relationships and related transactions is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” to be set forth in our 2015 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.
The information required by this Item regarding principal accountant fees and services is incorporated by reference to the section entitled “Independent Auditor Fees” to be set forth in our 2015 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1)  Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Reports of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2014 and 2013.

•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended
December 31, 2014.

•	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
December 31, 2014.

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014.

•	Notes to the Consolidated Financial Statements.

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
4.1
Indenture, dated as of September 30, 2014, among Applebee’s Funding LLC and IHOP Funding LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Exhibit 4.1 to Registrant's Form 8-K filed on October 3, 2014 is incorporated herein by reference).

4.2
Supplemental Indenture, dated as of September 30, 2014, among Applebee’s Funding LLC and IHOP Funding LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Series 2014-1 Securities Intermediary (Exhibit 4.2 to Registrant’s Form 8-K filed on October 3, 2014 is incorporated herein by reference).

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
†10.3
Employment Agreement between DineEquity, Inc. and Steven R. Layt dated February 25, 2014 (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 2014 is incorporated herein by reference).

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

†10.19
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Ratable Vesting - Employees) (Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2013 is incorporated herein by reference).

†10.20
DineEquity, Inc. 2011 Stock Incentive Plan Stock-Settled Restricted Stock Unit Award Agreement (International Employees) (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2014 is incorporated herein by reference).

†10.21	IHOP Corp. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.22
IHOP Corp. 2005 Stock Incentive Plan for Non-Employee Directors (Appendix "A" to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 24, 2005 is incorporated herein by reference).

†10.23	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix "A" to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.24	DineEquity, Inc. Senior Executive Incentive Plan as amended and restated (Annex "A" to Registrant's Proxy Statement, filed on April 15, 2012 is incorporated herein by reference).
†10.25
DineEquity, Inc. Amended and Restated Executive Severance and Change in Control Policy (Exhibit 10.26 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.26	Form of DineEquity, Inc. Indemnification Agreement (Exhibit 10.27 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.27	IHOP Corp. Deferred Compensation Plan effective January 1, 2008. (Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 2013 is incorporated herein by reference).
†10.28	DineEquity, Inc. 2011 Cash Long Term Incentive Plan (LTIP) for Company Officers (Exhibit 10.30 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
10.29
Purchase Agreement, dated August 13, 2014, among the Registrant, certain subsidiaries of the Registrant and Guggenheim Securities, LLC (Exhibit 99.1 to Registrant’s Form 8-K filed on August 14, 2014 is incorporated herein by reference).

10.30
Class A-1 Note Purchase Agreement, dated September 30, 2014, among Applebee’s Funding LLC and IHOP Funding LLC, each as Co-Issuer, certain special-purpose, wholly-owned indirect subsidiaries of the Registrant, each as a guarantor, the Registrant, as manager, certain conduit investors, financial institutions and funding agents, Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A., as provider of letters of credit, as swingline lender and as Administrative Agent (Exhibit 10.1 to Registrant’s Form 8-K filed on October 3, 2014 is incorporated herein by reference).

10.31
Guarantee and Collateral Agreement, dated September 30, 2014, among certain special-purpose, wholly-owned indirect subsidiaries of the Registrant, each as guarantor, in favor of Citibank, N.A., as Trustee (Exhibit 10.2 to Registrant’s Form 8-K filed on October 3, 2014 is incorporated herein by reference.)

10.32
Management Agreement, dated September 30, 2014, among Applebee’s Funding LLC and IHOP Funding LLC, each as a Co-Issuer, other securitization entities party thereto from time to time, the Registrant, Applebee’s Services, Inc. and International House of Pancakes, LLC, as sub-managers, and Citibank, N.A., as Trustee (Exhibit 10.3 to Registrant’s Form 8-K filed on October 3, 2014 is incorporated herein by reference).

*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended December 31, 2014 and Leverage Ratio as of December 31, 2014.
*21	Subsidiaries of DineEquity, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________________________

*	Filed herewith.

†	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February 2015.

DINEEQUITY, INC.
By:	/s/ JULIA A. STEWART
Julia A. Stewart Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 25th day of February 2015.

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