Form 10-Q
period 2015-03-31
DineEquity, Inc
filed 2015-04-30
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2015
 OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2015
Common Stock, $0.01 par value	19,049,811

DineEquity, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	March 31, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$133,470	$104,004
Receivables, net	93,532	153,498
Restricted cash	40,701	52,262
Prepaid gift cards	41,208	51,268
Prepaid income taxes	—	11,753
Deferred income taxes	34,743	30,860
Other current assets	12,905	9,239
Total current assets	356,559	412,884
Long-term receivables, net	175,579	180,856
Property and equipment, net	235,355	241,229
Goodwill	697,470	697,470
Other intangible assets, net	779,878	782,336
Deferred rent receivable	90,920	91,117
Other non-current assets, net	41,553	42,216
Total assets	$2,377,314	$2,448,108
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,781	$41,771
Gift card liability	119,072	179,760
Accrued advertising	22,807	10,150
Accrued employee compensation and benefits	10,913	25,722
Dividends payable	16,704	16,635
Accrued interest payable	3,897	14,126
Income taxes payable	11,820	—
Current maturities of capital lease and financing obligations	15,125	14,852
Other accrued expenses	7,425	10,033
Total current liabilities	242,544	313,049
Long-term debt	1,300,000	1,300,000
Capital lease obligations, less current maturities	94,584	98,119
Financing obligations, less current maturities	42,493	42,524
Deferred income taxes	311,827	319,111
Deferred rent payable	75,096	75,375
Other non-current liabilities	22,576	20,857
Total liabilities	2,089,120	2,169,035
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, shares: 40,000,000 authorized; March 31, 2015 - 25,219,105 issued, 19,050,897 outstanding; December 31, 2014 - 25,240,055 issued, 18,953,567 outstanding	252	252
Additional paid-in-capital	283,000	279,946
Retained earnings	325,374	313,644
Accumulated other comprehensive loss	(88)	(73)
Treasury stock, at cost; shares: March 31, 2015 - 6,168,208; December 31, 2014 - 6,286,488	(320,344)	(314,696)
Total stockholders’ equity	288,194	279,073
Total liabilities and stockholders’ equity	$2,377,314	$2,448,108

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Franchise and restaurant revenues	$141,818	$131,795
Rental revenues	31,402	30,753
Financing revenues	2,594	4,653
Total revenues	175,814	167,201
Cost of revenues:
Franchise and restaurant expenses	52,026	45,678
Rental expenses	23,490	23,866
Financing expenses	12	585
Total cost of revenues	75,528	70,129
Gross profit	100,286	97,072
General and administrative expenses	34,230	34,185
Interest expense	15,646	24,969
Amortization of intangible assets	2,500	3,071
Closure and impairment charges, net	1,827	200
Loss on extinguishment of debt	—	6
(Gain) loss on disposition of assets	(9)	927
Income before income tax provision	46,092	33,714
Income tax provision	(17,680)	(12,890)
Net income	28,412	20,824
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(15)	(6)
Total comprehensive income	$28,397	$20,818
Net income available to common stockholders:
Net income	$28,412	$20,824
Less: Net income allocated to unvested participating restricted stock	(372)	(343)
Net income available to common stockholders	$28,040	$20,481
Net income available to common stockholders per share:
Basic	$1.49	$1.09
Diluted	$1.47	$1.08
Weighted average shares outstanding:
Basic	18,870	18,794
Diluted	19,019	19,054

Dividends declared per common share	$0.875	$0.75
Dividends paid per common share	$0.875	$0.75

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$28,412	$20,824
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	7,815	8,783
Non-cash interest expense	755	1,642
Deferred income taxes	(10,378)	(10,031)
Non-cash stock-based compensation expense	2,432	3,143
Tax benefit from stock-based compensation	4,696	3,524
Excess tax benefit from stock-based compensation	(4,526)	(4,455)
Closure and impairment charges	1,827	200
(Gain) loss on disposition of assets	(9)	927
Other	31	(396)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,742)	(9,767)
Current income tax receivables and payables	22,341	18,020
Gift card receivables and payables	5,623	2,982
Prepaid expenses and other current assets	(1,638)	(751)
Accounts payable	1,034	9,175
Accrued employee compensation and benefits	(14,810)	(14,857)
Other accrued expenses	267	23,877
Cash flows provided by operating activities	41,130	52,840
Cash flows from investing activities:
Additions to property and equipment	(2,617)	(2,039)
Proceeds from sale of property and equipment	—	681
Principal receipts from notes, equipment contracts and other long-term receivables	4,442	3,415
Other	(40)	(55)
Cash flows provided by investing activities	1,785	2,002
Cash flows from financing activities:
Repayment of long-term debt	—	(1,200)
Principal payments on capital lease and financing obligations	(3,165)	(2,695)
Repurchase of DineEquity common stock	(15,003)	(15,002)
Dividends paid on common stock	(16,598)	(14,293)
Repurchase of restricted stock	(2,961)	(1,831)
Proceeds from stock options exercised	8,206	6,623
Excess tax benefit from stock-based compensation	4,526	4,455
Change in restricted cash	11,561	(3,692)
Other	(15)	—
Cash flows used in financing activities	(13,449)	(27,635)
Net change in cash and cash equivalents	29,466	27,207
Cash and cash equivalents at beginning of period	104,004	106,011
Cash and cash equivalents at end of period	$133,470	$133,218
Supplemental disclosures:
Interest paid in cash	$28,387	$8,901
Income taxes paid in cash	$1,172	$2,294

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2015.

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first quarter of fiscal 2015 began December 29, 2014 and ended on March 29, 2015. The first quarter of fiscal 2014 began December 30, 2013 and ended on March 30, 2014.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made in the calculation and assessment of the following: (a) impairment of tangible and intangible assets, (b) income taxes, (c) allowance for doubtful accounts and notes receivables, (d) lease accounting estimates and (e) contingencies. On an ongoing basis, the Company evaluates its estimates based on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

3. Accounting Policies

Accounting Standards Adopted in the Current Fiscal Year

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for the reporting of discontinued operations. Under ASU 2014-08, only disposals resulting in a strategic shift that will have a major effect on an entity's operations and financial results will be reported as discontinued operations. ASU 2014-08 also removed the requirement that an entity not have any significant continuing involvement in the operations of the component after disposal to qualify for reporting of the disposal as a discontinued operation. The adoption of ASU 2014-08 as of January 1, 2015 did not have an impact on the Company’s consolidated financial statements.

Newly Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Presently, the Company will be required to apply the provisions of ASU 2014-09

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Policies (Continued)

beginning with its first fiscal quarter of 2017, either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year such that if deferral is approved, the Company would be required to adopt ASU 2014-09 beginning with its first fiscal quarter of 2018. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016.

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

4. Stockholders' Equity

Dividends

During the three months ended March 31, 2015, the Company paid dividends on common stock of approximately $16.6 million, representing the dividend declared in the fourth quarter of 2014. On February 24, 2015, the Company's Board of Directors declared a first quarter 2015 cash dividend of $0.875 per share of common stock. This dividend was paid on April 10, 2015 to the Company's stockholders of record at the close of business on March 13, 2015. The Company had approximately $16.7 million accrued for this dividend payment at March 31, 2015.

Stock Repurchase Program

In October 2014, the Company's Board of Directors approved a stock repurchase authorization of up to $100 million of DineEquity common stock. Under this program, the Company may repurchase shares on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements, and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the three months ended March 31, 2015, the Company repurchased 140,096 shares of common stock at a cost of $15.0 million. As of March 31, 2015, the Company has repurchased a cumulative total of 160,431 shares of common stock under the current Board authorization at a total cost of $17.0 million. The Company may repurchase up to an additional $83.0 million of common stock under the current Board authorization.

Treasury Stock

Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the three months ended March 31, 2015, the Company re-issued 258,376 treasury shares at a total FIFO cost of $9.4 million.

5. Income Taxes

The Company's effective tax rate was 38.4% for the three months ended March 31, 2015 as compared to 38.2% for the three months ended March 31, 2014.

 The total gross unrecognized tax benefit as of March 31, 2015 and December 31, 2014 was $3.2 million and $3.4 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $0.1 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

As of March 31, 2015, accrued interest was $4.0 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2014, accrued interest was $3.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in the Consolidated Statements of Comprehensive Income.

The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2008. In the second quarter of 2013, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report related to its examination of the Company’s U.S federal income tax return for each of the tax years 2008 to 2010. The Company disagrees with a portion of the proposed assessments and has contested them through the IRS administrative appeals procedures. The appeals process is ongoing. The Company continues to believe that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

6. Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$2.4	$3.2
Liability classified awards expense (credit)	0.3	(0.2)
Total pre-tax stock-based compensation expense	2.7	3.0
Tax benefit	(1.0)	(1.1)
Total stock-based compensation expense, net of tax	$1.7	$1.9

As of March 31, 2015, total unrecognized compensation costs of $15.0 million related to restricted stock and restricted stock units and $5.7 million related to stock options are expected to be recognized over a weighted average period of 1.82 years for restricted stock and restricted stock units and 1.80 years for stock options.

Equity Classified Awards - Stock Options

The estimated fair value of the stock options granted during the three months ended March 31, 2015 was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.56%
Weighted average historical volatility	37.5%
Dividend yield	3.10%
Expected years until exercise	4.50
Forfeitures	11.0%
Weighted average fair value of options granted	$28.37

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Stock-Based Compensation (Continued)

Stock option balances as of March 31, 2015 and activity related to stock options for the three months ended March 31, 2015 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2014	618,115	$53.10
Granted	117,511	113.72
Exercised	(194,648)	42.16
Outstanding at March 31, 2015	540,978	70.21	7.5	$20.7
Vested at March 31, 2015 and Expected to Vest	499,627	67.67	7.4	$20.3
Exercisable at March 31, 2015	327,100	$51.83	6.4	$18.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of March 31, 2015 and activity related to restricted stock and restricted stock units for the three months ended March 31, 2015 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	233,818	$70.14	41,622	$66.92
Granted	63,728	113.62	9,695	113.72
Released	(61,974)	52.30	(13,567)	52.19
Forfeited	(5,413)	72.97	—	—
Outstanding at March 31, 2015	230,159	$86.91	37,750	$86.54

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total shareholder return of DineEquity, Inc. common stock compared to the total stockholder returns of a peer group of companies. Although LTIP awards are both denominated and paid only in cash, because the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are recorded as liabilities based on the closing price of the Company’s common stock as of each period end. For the three months ended March 31, 2015 and 2014, an expense of $0.3 million and a credit of $0.2 million, respectively, were included in total stock-based compensation expense related to the LTIP awards. At March 31, 2015 and December 31, 2014, liabilities of $2.3 million and $4.0 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

7. Segments

The Company has two reportable segments: franchise operations (an aggregation of Applebee’s and IHOP franchise operations) and rental operations. The Company also has company-operated restaurant operations and financing operations, but neither of these operations exceeds 10% of consolidated revenues, income before income tax provision or total assets.

As of March 31, 2015, the franchise operations segment consisted of (i) 1,991 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 15 countries outside the United States; and (ii) 1,637 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and eight countries outside the United

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Segments (Continued)

States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), IHOP franchise advertising fees and franchise fees.  Franchise operations expenses include IHOP advertising expenses, the cost of IHOP proprietary products, IHOP and Applebee's pre-opening training expenses and other franchise-related costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense from capital leases on franchisee-operated restaurants.

At March 31, 2015, the company restaurant operations segment consisted of 23 Applebee’s company-operated restaurants and 13 IHOP company-operated restaurants, all of which are located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs.

Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

Information on segments and a reconciliation to income before income tax provision for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Revenues from external customers:

Franchise operations	$124.5	$115.5
Rental operations	31.4	30.7
Company restaurants	17.3	16.3
Financing operations	2.6	4.7
Total	$175.8	$167.2

Interest expense:

Rental operations	$3.5	$3.9
Company restaurants	0.1	0.1
Corporate	15.6	25.0
Total	$19.2	$29.0

Depreciation and amortization:

Franchise operations	$2.6	$2.6
Rental operations	3.2	3.4
Company restaurants	0.2	0.5
Corporate	1.8	2.3
Total	$7.8	$8.8

Income before income tax provision:

Franchise operations	$89.0	$86.1
Rental operations	7.9	6.9
Company restaurants	0.8	(0.0)
Financing operations	2.6	4.1
Corporate	(54.2)	(63.4)
Total	$46.1	$33.7

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Net Income per Share

The computation of the Company's basic and diluted net income per share for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share data)
Numerator for basic and dilutive income per common share:
Net income	$28,412	$20,824
Less: Net income allocated to unvested participating restricted stock	(372)	(343)
Net income available to common stockholders - basic	28,040	20,481
Effect of unvested participating restricted stock in two-class calculation	2	2
Net income available to common stockholders - diluted	$28,042	$20,483
Denominator:
Weighted average outstanding shares of common stock - basic	18,870	18,794
Dilutive effect of stock options	149	260
Weighted average outstanding shares of common stock - diluted	19,019	19,054
Net income per common share:
Basic	$1.49	$1.09
Diluted	$1.47	$1.08

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

The Company believes the fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short duration.

The fair values of non-current financial liabilities at March 31, 2015 and December 31, 2014, determined based on Level 2 inputs, were as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,300.0	$1,347.6	$1,300.0	$1,302.0

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $373.1 million as of March 31, 2015. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2015 through 2048. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.  No material liabilities have been recorded as of March 31, 2015.

11. Subsequent Events

On April 20, 2015, the Company entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 23 Applebee’s company-operated restaurants located in a two-state market area geographically centered around Kansas City, Missouri. This sale is expected to close in the fiscal third quarter of 2015.

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

Overview

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Except where the context indicates otherwise, the words “we,” “us,” “our” and the “Company” refer to DineEquity, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

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

Summary Results of Operations

	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2015	2014
	(In millions, except per share information)
Revenue	$175.8	$167.2	$8.6
Gross profit	$100.3	$97.1	$3.2
General and administrative expenses	34.2	34.2	(0.0)
Interest expense	15.6	25.0	9.3
Other expenses, net (1)	4.3	4.2	(0.1)
Income tax provision	17.7	12.9	(4.8)
Net income	$28.4	$20.8	$7.6
Net income per diluted share	$1.47	$1.08	$0.39
(1) Amortization of intangible assets, closure and impairment charges, loss on extinguishment of debt and gain or loss on disposition of assets.

Net income for the three months ended March 31, 2015 increased 36.4% compared with the same period of the prior year. This improvement was due to (i) significantly lower interest expense resulting from the refinancing of our long-term debt in the fourth quarter of 2014 at a fixed interest rate approximately 3% lower than prior to the refinancing and (ii) revenue and gross profit growth, primarily stemming from an increase in Applebee's and IHOP domestic same-restaurant sales and IHOP restaurant development over the past twelve months.

Key Performance Indicators

In evaluating the performance of each restaurant concept, we consider the key performance indicators to be net franchise restaurant development and the percentage change in domestic system-wide same-restaurant sales. Since we are a 99% franchised company, expanding the number of Applebee's and IHOP franchise restaurants is an important driver of revenue growth because we currently do not plan to open any new company-operated restaurants or expand our rental and financing operations, legacies from the IHOP business model we operated under prior to 2003. Growth in both the number of franchise restaurants and sales at those restaurants will drive franchise revenues in the form of higher royalty revenues, additional franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of these key performance indicators for the three months ended March 31, 2015 is as follows:

	Three Months Ended
	March 31, 2015
	Applebee's	IHOP
Percentage increase in domestic system-wide same-restaurant sales	2.9%	4.8%
Net franchise restaurant (reduction) development (1)	(3)	—
___________________________________
(1) Franchise and area license openings, net of closings
For the three months ended March 31, 2015, IHOP's domestic system-wide same-restaurant sales increased 4.8%. The increase resulted from a higher average customer check as well as an increase in customer traffic. IHOP outperformed the overall restaurant industry as well as the family dining segment in domestic system-wide same-restaurant sales. Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), during this same period both the family dining segment and the overall restaurant industry experienced an increase in average customer check that was partially offset by a decrease in customer traffic.
For the three months ended March 31, 2015, Applebee's domestic system-wide same-restaurant sales increased 2.9%. The increase resulted from a higher average customer check partially offset by a slight decline in customer traffic. Based on data from Black Box, Applebee's domestic system-wide same-restaurant sales performance essentially equaled that of the overall restaurant industry and exceeded that of the casual dining segment, both of which experienced an increase in average customer check during this period that was partially offset by a decrease in customer traffic.
During the three months ended March 31, 2015, Applebee's franchisees opened six new restaurants and closed nine restaurants, resulting in a net decrease of three Applebee's franchise restaurants. IHOP franchisees opened seven new restaurants and closed seven restaurants, resulting in no net IHOP franchise restaurant development during the same period. Typically, the majority of gross and net franchise restaurant development takes place in the second half of any given year.
Franchise restaurant closures take place each year for a variety of reasons. The number of Applebee's and IHOP restaurants that were closed during the first quarter of 2015 is comparable to the number that were closed during the first quarter of 2014 and is not considered to be indicative of any trend.
In 2015, we expect IHOP franchisees to open a total of between 50 to 60 new restaurants and Applebee's franchisees to open a total of between 30 to 40 new restaurants. The majority of openings for each brand are expected to be in domestic markets. The actual number of openings in 2015 may differ from both our expectations and development commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors, including economic conditions and franchisee noncompliance with restaurant opening commitments in development agreements. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays, difficulties in obtaining timely regulatory approvals and the impact of currency fluctuations on our international franchisees.
Additional detail on each of our key performance indicators is presented under the captions “Restaurant Development Activity” and “Restaurant Data” that follow.

In evaluating the performance of the consolidated enterprise, we consider the key performance indicators to be cash flows from operating activities and free cash flow (cash from operations, plus receipts from notes and equipment contract receivables, less capital expenditures).

Our cash flows from operating activities and free cash flow for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,		Increase
	2015	2014	(Decrease)
	(In millions)
Cash flows from operating activities	$41.1	$52.8	$(11.7)
Free cash flow	$41.1	$52.6	$(11.5)
The decrease in cash flows from operating activities and free cash flow was primarily due to the impact on working capital of the timing of interest payments and marketing accruals, partially offset by an increase in net income. Additional detail is presented under the caption “Liquidity and Capital Resources.”

Restaurant Development Activity

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Applebee's Restaurant Development Activity
Summary - beginning of period:
Franchise	1,994	1,988
Company restaurants	23	23
Total Applebee's restaurants, beginning of period	2,017	2,011
Franchise restaurants opened:
Domestic	4	8
International	2	—
Total franchise restaurants opened	6	8
Franchise restaurants closed:
Domestic	(4)	(5)
International (1)	(5)	(3)
Total franchise restaurants closed	(9)	(8)
Net franchise restaurant (reduction) development	(3)	—
Summary - end of period:
Franchise	1,991	1,988
Company restaurants	23	23
Total Applebee's restaurants, end of period	2,014	2,011
 _____________________________________________________

(1) Includes the closure of all three restaurants in the country of Honduras.

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
IHOP Restaurant Development Activity
Summary - beginning of period:
Franchise	1,472	1,439
Area license	167	168
Company	11	13
Total IHOP restaurants, beginning of period	1,650	1,620

Franchise/area license restaurants opened:
Domestic franchise	6	9
Domestic area license	1	1
International franchise	—	4
Total franchise/area license restaurants opened	7	14
Franchise/area license restaurants closed:
Domestic franchise	(6)	(5)
Domestic area license	(1)	—
International franchise	—	(1)
International area license	—	(1)
Total franchise/area license restaurants closed	(7)	(7)
Net franchise/area license restaurant development	—	7
Refranchised from Company restaurants	1	3
Franchise restaurants reacquired by the Company	(3)	—
Net franchise/area license restaurant (reductions) additions	(2)	10

Summary - end of period:
Franchise	1,470	1,449
Area license	167	168
Company	13	10
Total IHOP restaurants, end of period	1,650	1,627

Restaurant Data

The following table sets forth the number of “Effective Restaurants” in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Three Months Ended
—	March 31,
	2015	2014
	(Unaudited)
Applebee's Restaurant Data

Effective Restaurants(a)
Franchise	1,992	1,985
Company	23	23
Total	2,015	2,008

System-wide(b)
Sales percentage change(c)	3.6%	(0.7)%
Domestic same-restaurant sales percentage change(d)	2.9%	(0.5)%

Franchise(b)
Sales percentage change(c)	3.6%	(0.7)%
Domestic same-restaurant sales percentage change(d)	2.9%	(0.5)%
Average weekly domestic unit sales (in thousands)	$51.1	$49.5

IHOP Restaurant Data

Effective Restaurants(a)
Franchise	1,470	1,439
Area license	167	169
Company	12	11
Total	1,649	1,619

System-wide(b)
Sales percentage change(c)	6.2%	6.5%
Domestic same-restaurant sales percentage change(d)	4.8%	3.9%

Franchise(b)
Sales percentage change(c)	6.0%	6.4%
Domestic same-restaurant sales percentage change(d)	4.8%	3.9%
Average weekly domestic unit sales (in thousands)	$37.7	$36.4

Area License(b)
Sales percentage change(c)	7.0%	8.0%

(a)   “Effective Restaurants” are the weighted average number of restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, which includes restaurants owned by franchisees and area licensees as well as those owned by the Company.

(b)   “System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants were as follows:

	Three Months Ended
	March 31,
	2015	2014
Reported sales (unaudited)	(In millions)

Applebee's franchise restaurant sales	$1,226.0	$1,183.1
IHOP franchise restaurant sales	$721.2	$680.3
IHOP area license restaurant sales	$75.0	$70.1

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

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Same-restaurant Sales Trends

Applebee’s domestic system-wide same-restaurant sales increased 2.9% for the three months ended March 31, 2015 from the same period in 2014. This marks the fourth consecutive quarter of positive same-restaurant sales sequentially increasing over the previous quarter. The increase resulted from a higher average customer check partially offset by a slight decline in customer traffic. Same-restaurant sales performance for the first quarter of 2015 is not necessarily indicative of results expected for the full year.
IHOP’s domestic system-wide same-restaurant sales increased 4.8% for the three months ended March 31, 2015 from the same period in 2014, the eighth consecutive quarter of positive same-restaurant sales. The increase resulted from a higher average customer check and an increase in customer traffic, which increased for the third consecutive quarter. Same-restaurant sales performance for the first quarter of 2015 is not necessarily indicative of results expected for the full year.

Based on data from Black Box, during the three months ended March 31, 2015 customer traffic declined for the overall restaurant industry as well as for both the casual dining and family dining segments of the restaurant industry. During the first quarter of 2015, we experienced an increase in IHOP customer traffic and a slight decline in Applebee's customer traffic. In the short term, a decline in customer traffic may be offset by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition.

We strive to identify and create opportunities for growth in customer traffic and frequency, average check and same-restaurant sales. We focus on building our brands with a long-term view through a strategic combination of menu, media, remodel and development initiatives to continually innovate and evolve both brands. To drive each brand forward, we will seek to innovate and remain actively focused on driving sustainable sales and traffic.

53rd Week in Fiscal 2015

We have a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. Our fiscal 2015, which began on December 29, 2014, will end on January 3, 2016 and will contain 53 weeks.

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2015 and 2014

REVENUE
	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2015	2014
	(In millions)
Franchise operations	$124.5	$115.5	$9.0
Rental operations	31.4	30.7	0.7
Company restaurant operations	17.3	16.3	1.0
Financing operations	2.6	4.7	(2.1)
Total revenue	$175.8	$167.2	$8.6
Change vs. prior period	5.2%

 The improvement in total revenue compared with the prior year was primarily due to (i) higher IHOP advertising revenues resulting from an agreement with a large majority of franchisees to increase the advertising contribution as a percentage of gross sales, (ii) higher franchise and rental revenues that resulted from a 4.8% increase in IHOP domestic same-restaurant sales, (iii) a 2.9% increase in Applebee's domestic same-restaurant sales and (iv) IHOP restaurant development over the past twelve months. These favorable items were partially offset by a decline in financing revenues of $1.4 million associated with the early termination of two leases in the first quarter of 2014 that did not recur in 2015.

GROSS PROFIT (LOSS)
	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2015	2014
	(In millions)
Franchise operations	$89.0	$86.1	$2.9
Rental operations	7.9	6.9	1.0
Company restaurant operations	0.8	(0.0)	0.8
Financing operations	2.6	4.1	(1.5)
Total segment profit	$100.3	$97.1	$3.2
Change vs. prior period	3.3%

The improvement in total gross profit compared to the prior year was primarily due to the increases in IHOP and Applebee's domestic same-restaurant sales and IHOP restaurant development that impacted revenue as discussed above, partially offset by the decline in financing revenues.

Franchise Operations

	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2015	2014
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,992	1,985	7
IHOP	1,637	1,608	29
Franchise Revenues:
Applebee’s	$52.4	$50.7	$1.7
IHOP	45.4	43.6	1.8
IHOP advertising	26.7	21.2	5.5
Total franchise revenues	124.5	115.5	9.0
Franchise Expenses:
Applebee’s	1.6	1.4	(0.2)
IHOP	7.2	6.8	(0.4)
IHOP advertising	26.7	21.2	(5.5)
Total franchise expenses	35.5	29.4	(6.1)
Franchise Segment Profit:
Applebee’s	50.8	49.3	1.5
IHOP	38.2	36.8	1.4
Total franchise segment profit	$89.0	$86.1	$2.9
Gross profit as % of revenue (2)	71.5%	74.6%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee’s franchise revenue for the three months ended March 31, 2015 increased 3.3% from the same period of the prior year due to a 2.9% increase in domestic same-restaurant sales and a 0.4% increase in the number of Effective Franchise Restaurants open during the period.

The 4.3% increase in IHOP franchise revenue (other than advertising) for the three months ended March 31, 2015 was primarily due to higher royalty revenues resulting from a 4.8% increase in domestic same-restaurant sales and a 1.8% increase in Effective Franchise Restaurants, partially offset by a decrease in licensing revenues.

IHOP’s franchise expenses are substantially higher than Applebee’s primarily due to advertising expenses. Franchise fees designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations. However, because we have less contractual control over Applebee’s advertising expenditures, that activity is considered to be an agency relationship and therefore is not recognized as franchise revenue and expense. The increases in IHOP advertising revenue and expense for the three months ended March 31, 2015 were due to higher contributions to marketing funds by IHOP franchisees. Franchisee contributions to marketing funds can be impacted by changes in contribution rates, domestic franchise same-restaurant sales and the number of franchise restaurants.

Rental Operations

	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2015	2014
	(In millions)
Rental revenues	$31.4	$30.7	$0.7
Rental expenses	23.5	23.8	0.3
Rental operations segment profit	$7.9	$6.9	$1.0
Gross profit as % of revenue (1)	25.2%	22.4%
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

Rental segment revenue for the three months ended March 31, 2015 increased compared to the same period of the prior year primarily due to the favorable impact of the increase in IHOP same-restaurant sales on operating leases with sales-contingent rental provisions. Rental segment expenses decreased for the three months ended March 31, 2015 compared to the same period of the prior year primarily due to a decline in interest expense on capital lease obligations.

Financing Operations

	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2015	2014
	(In millions)
Financing revenues	$2.6	$4.7	$(2.1)
Financing expenses	0.0	0.6	0.6
Financing operations segment profit	$2.6	$4.1	$(1.5)
Gross profit as % of revenue (1)	99.5%	87.4%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above.

All financing operations relate to IHOP franchise restaurants. Financing revenues primarily consist of interest income from the financing of equipment leases and franchise fees, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

The decrease in financing revenue for the three months ended March 31, 2015 was primarily due to fees of $1.4 million associated with the negotiated early termination of two leases in the first quarter of 2014 that did not recur in 2015 and a decrease in interest revenue resulting from the progressive decline in note balances due to repayments. Also, there were no sales of equipment associated with refranchised IHOP restaurants during the three months ended March 31, 2015, which reduced both financing revenue and expense.

Company Restaurant Operations

As of March 31, 2015, company restaurant operations comprised 23 Applebee’s company-operated restaurants in the Kansas City market, 10 IHOP company-operated restaurants in the Cincinnati market and three IHOP restaurants reacquired from franchisees we are operating on a temporary basis until refranchised. For the three months ended March 31, 2015, revenue and segment profit from company restaurant operations increased $1.0 million and $0.8 million, respectively, compared to the same period of the prior year. The higher revenue was due to an increase in same-restaurant sales and an increase in the number of temporarily operated IHOP restaurants. The improvement in segment profit was primarily due to the increase in same-restaurant sales.

On April 20, 2015, we entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of the 23 Applebee’s company-operated restaurants. The sale is expected to close in the fiscal third quarter of 2015.

OTHER EXPENSE AND INCOME ITEMS

	Three Months Ended		Favorable (Unfavorable) Variance
	March 31,
	2015	2014
	(In millions)
General and administrative expenses	$34.2	$34.2	$(0.0)
Interest expense	15.6	25.0	9.3
Amortization of intangible assets	2.5	3.1	0.6
Closure and impairment charges	1.8	0.2	(1.6)
(Gain) loss on disposition of assets	(0.0)	0.9	0.9
Income tax provision	17.7	12.9	(4.8)

Interest Expense

Interest expense for the three months ended March 31, 2015 decreased by $9.3 million compared to the same period of the prior year. In the fourth quarter of 2014 we refinanced $1.225 billion principal amount of long-term debt that bore interest at a weighted average rate of approximately 7.3% with $1.3 billion principal amount of new long-term debt bearing interest at a fixed rate of 4.277%. Additionally, deferred financing costs associated with the new long-term debt were smaller than those associated with the old long-term debt, resulting in lower non-cash interest expense for the amortization of the deferred financing costs. These items were partially offset by a small increase in the principal amount of long-term debt outstanding.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2015 decreased compared to the same period of the prior year because assets that arose from the November 2007 acquisition of Applebee's that had an estimated useful life of seven years became fully amortized in November 2014.

Closure and Impairment Charges

Closure and impairment charges were $1.8 million for the three months ended March 31, 2015, comprised of $1.5 million in closure charges and $0.3 million of impairment charges. Approximately $1.1 million of closure charges related to two IHOP franchise restaurants closed during 2015, with approximately $0.4 million related to adjustments for IHOP and Applebee's restaurants closed in prior periods. There were no individually significant closure or impairment transactions for the three months ended March 31, 2014

During the three months ended March 31, 2015, we performed assessments of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing the assessments. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets. No such indicators were noted.

Gain/Loss on Disposition of Assets

We recognized a gain on disposition of assets of less than $0.1 million for the three months ended March 31, 2015 compared to a loss of $0.9 million for the three months ended March 31, 2014. There were no individually significant dispositions during either of these periods.

Provision for Income Taxes

Our effective tax rate was 38.4% for the three months ended March 31, 2015, essentially unchanged from an effective rate of 38.2% for the three months ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015, our outstanding long-term debt consisted of $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”). We also have a revolving financing facility consisting of Series 2014-1 Variable Funding Senior Notes Class A-1 (the “Variable Funding Notes”), which allows for drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a private securitization transaction pursuant to which substantially all of our domestic revenue-generating assets and our domestic intellectual property are held by certain special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. At March 31, 2015, our leverage ratio was 4.65x (see Exhibit 12.1).

The Variable Funding Notes were undrawn upon at March 31, 2015 and we have not drawn on them since issuance. At March 31, 2015, $8.9 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $91.1 million of Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements

The Notes are subject to customary rapid amortization events for similar types of financing, including events tied to our failure to maintain the stated debt service coverage (“DSCR”) ratio, the sum of domestic retail sales for all restaurants being below certain levels on certain measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Notes on the Class A-2 Anticipated Repayment Date in September 2021. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure to maintain the stated debt service coverage ratio, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

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

Our DSCR for the reporting period ended March 31, 2015 was 4.95x (see Exhibit 12.1).

Dividends

During the three months ended March 31, 2015, we paid dividends on common stock of approximately $16.6 million, representing the dividend declared in the fourth quarter of 2014 of $0.875 per share of common stock. On February 24, 2015, our Board of Directors declared a first quarter 2015 cash dividend of $0.875 per share of common stock. This dividend was paid on April 10, 2015 to our stockholders of record at the close of business on March 13, 2015. We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors.

Share Repurchases

In October 2014, our Board of Directors approved a stock repurchase authorization of up to $100 million of DineEquity common stock. Under this program, we may repurchase shares on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements, and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. During the three months ended March 31, 2015, we repurchased 140,096 shares of common stock at a cost of $15.0 million. As of March 31, 2015, we have repurchased a cumulative total of 160,431 shares of common stock under the current Board authorization at a total cost of $17.0 million. We may repurchase up to an additional $83.0 million of common stock under the current Board authorization. We evaluate repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors.

Cash Flows

In summary, our cash flows for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
	2015	2014	Variance
	(In millions)
Net cash provided by operating activities	$41.1	$52.8	$(11.7)
Net cash provided by investing activities	1.8	2.0	(0.2)
Net cash used in financing activities	(13.4)	(27.6)	14.2
Net increase in cash and cash equivalents	$29.5	$27.2	$2.3

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2015 decreased $11.7 million compared with the three months ended March 31, 2014. Net income for the three months ended March 31, 2015 increased compared to the same period of 2014, primarily due to lower interest expense resulting from the refinancing of our long-term debt in the fourth quarter of 2014 and an increase in gross profit, primarily due to increases in Applebee's and IHOP domestic same-restaurant sales and IHOP restaurant development over the past twelve months. However, net changes in working capital provided cash of $10.1 million during the first three months of 2015 compared to $28.7 million of cash provided during the first three months of 2014, an unfavorable variance of $18.6 million. This variance is primarily due to the timing of interest payments on long-term debt partially offset by marketing accruals. Our current long-term debt requires quarterly interest payments, whereas interest payments on a significant portion of our long-term debt outstanding during the first quarter of 2014 were required semi-annually in April and October.

Investing Activities

Investing activities provided net cash of $1.8 million for the three months ended March 31, 2015. Principal receipts from notes, equipment contracts and other long-term receivables of $4.4 million were partially offset by $2.6 million in capital expenditures. Capital expenditures are expected to be approximately $9 million for fiscal 2015.

Financing Activities

Financing activities used net cash of $13.4 million for the three months ended March 31, 2015. Cash used in financing activities primarily consisted of cash dividends on our common stock totaling $16.6 million, repurchases of our common stock totaling $15.0 million and repayments of capital lease and financing obligations of $3.2 million. Cash provided by financing activities primarily consisted of a decrease in restricted cash of $11.6 million and a net cash inflow of $9.8 million related to equity compensation awards.

Cash and Cash Equivalents

At March 31, 2015, our cash and cash equivalents totaled $133.5 million, including $66.4 million of cash held for gift card programs and advertising funds.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowing capacity under our Variable Funding Notes will be adequate to meet our liquidity needs for the next twelve months.

Free Cash Flow

We define “free cash flow” for a given period as cash provided by operating activities, plus receipts from notes and equipment contract receivables, less additions to property and equipment. We believe this information is helpful to investors to determine our cash available for general corporate purposes and for the return of cash to stockholders pursuant to our capital allocation strategy.

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Three Months Ended
	March 31,
	2015	2014	Variance
	(In millions)
Cash flows provided by operating activities	$41.1	$52.8	$(11.7)
Receipts from notes and equipment contracts receivable	2.6	1.8	0.8
Additions to property and equipment	(2.6)	(2.0)	(0.6)
Free cash flow	$41.1	$52.6	$(11.5)
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
The decline in free cash flow for the three months ended March 31, 2015 compared to the same period of the prior year is primarily due to the decrease in cash from operating activities discussed above.
Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Contractual Obligations and Commitments

There were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. During the three months ended March 31, 2015, there were no significant changes in our estimates and critical accounting policies.

See Note 3, “Accounting Policies,” in the Notes to Consolidated Financial Statements for a discussion of recently adopted accounting standards and newly issued accounting standards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2014.

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
December 29, 2014 – January 25, 2015(a)	2,650	$106.07	—	$98,000,000
January 26, 2015 – February 22, 2015	—	—	—	$98,000,000
February 23, 2015 – March 29, 2015(b)	164,785	$107.30	140,096	$83,000,000
Total	167,435	$107.29	140,096	$83,000,000
(a) These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations arising upon vesting of restricted stock awards.
(b) These amounts include 24,689 shares owned and tendered by employees at an average price of $108.53 to satisfy tax withholding obligations arising upon vesting of restricted awards during the month ended March 29, 2015.
(c)  In October 2014, our Board of Directors approved a stock repurchase authorization of up to $100 million of our common stock. Repurchases are subject to prevailing market prices and may take place in open market transactions and in privately negotiated transactions, based on business, market, applicable legal requirements and other considerations. The program does not require the repurchase of a specific number of shares and may be terminated at any time.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to Registrant's Form 8-K filed on December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K filed on June 2, 2008 is incorporated herein by reference).
*†10.1	Employment Agreement between DineEquity, Inc. and Darren M. Rebelez dated April 22, 2015.
*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended March 31, 2015 and Leverage Ratio as of March 31, 2015.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

Dated:	April 30, 2015	By:	/s/ Julia A. Stewart
Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	April 30, 2015	By:	/s/ Thomas W. Emrey
Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

Dated:	April 30, 2015	By:	/s/ Greggory Kalvin
Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)