Form 10-Q
period 2015-09-30
DineEquity, Inc
filed 2015-10-29
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2015
 OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2015
Common Stock, $0.01 par value	18,633,603

DineEquity, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	September 30, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$105,886	$104,004
Receivables, net	91,085	153,498
Restricted cash	42,226	52,262
Prepaid gift card costs	41,140	51,268
Deferred income taxes	35,488	30,860
Prepaid income taxes	2,805	11,753
Other current assets	5,548	9,239
Total current assets	324,178	412,884
Long-term receivables, net	164,910	180,856
Property and equipment, net	226,234	241,229
Goodwill	697,470	697,470
Other intangible assets, net	775,128	782,336
Deferred rent receivable	90,531	91,117
Other non-current assets, net	39,835	42,216
Total assets	$2,318,286	$2,448,108
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,226	$41,771
Gift card liability	105,559	179,760
Accrued employee compensation and benefits	20,767	25,722
Dividends payable	16,408	16,635
Current maturities of capital lease and financing obligations	15,386	14,852
Accrued advertising	8,495	10,150
Accrued interest payable	3,851	14,126
Other accrued expenses	7,168	10,033
Total current liabilities	209,860	313,049
Long-term debt	1,300,000	1,300,000
Capital lease obligations, less current maturities	88,384	98,119
Financing obligations, less current maturities	42,428	42,524
Deferred income taxes	307,562	319,111
Deferred rent payable	73,387	75,375
Other non-current liabilities	21,355	20,857
Total liabilities	2,042,976	2,169,035
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, shares: 40,000,000 authorized; September 30, 2015 - 25,194,889 issued, 18,735,014 outstanding; December 31, 2014 - 25,240,055 issued, 18,953,567 outstanding	252	252
Additional paid-in-capital	284,787	279,946
Retained earnings	343,621	313,644
Accumulated other comprehensive loss	(99)	(73)
Treasury stock, at cost; shares: September 30, 2015 - 6,459,875; December 31, 2014 - 6,286,488	(353,251)	(314,696)
Total stockholders’ equity	275,310	279,073
Total liabilities and stockholders’ equity	$2,318,286	$2,448,108

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Franchise and restaurant revenues	$128,188	$129,334	$407,774	$387,573
Rental revenues	31,221	30,761	93,755	92,223
Financing revenues	3,028	2,758	8,271	10,779
Total revenues	162,437	162,853	509,800	490,575
Cost of revenues:
Franchise and restaurant expenses	41,984	47,570	145,433	135,403
Rental expenses	23,264	23,654	70,073	71,173
Financing expenses	504	—	516	825
Total cost of revenues	65,752	71,224	216,022	207,401
Gross profit	96,685	91,629	293,778	283,174
General and administrative expenses	41,577	33,835	110,384	102,836
Interest expense	15,434	24,984	46,757	74,895
Amortization of intangible assets	2,500	3,071	7,500	9,212
Closure and impairment charges, net	(72)	192	2,230	1,029
Loss on extinguishment of debt	—	1	—	13
(Gain) loss on disposition of assets	(2,351)	(205)	(2,294)	592
Income before income tax provision	39,597	29,751	129,201	94,597
Income tax provision	(15,340)	(10,864)	(49,635)	(35,719)
Net income	24,257	18,887	79,566	58,878
Other comprehensive income (loss), net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	—	—	107
Foreign currency translation adjustment	(14)	(9)	(26)	(8)
Total comprehensive income	$24,243	$18,878	$79,540	$58,977
Net income available to common stockholders:
Net income	$24,257	$18,887	$79,566	$58,878
Less: Net income allocated to unvested participating restricted stock	(316)	(279)	(1,042)	(927)
Net income available to common stockholders	$23,941	$18,608	$78,524	$57,951
Net income available to common stockholders per share:
Basic	$1.29	$0.99	$4.19	$3.09
Diluted	$1.28	$0.99	$4.16	$3.06
Weighted average shares outstanding:
Basic	18,573	18,703	18,737	18,757
Diluted	18,706	18,890	18,874	18,964

Dividends declared per common share	$0.875	$0.75	$2.625	$2.25
Dividends paid per common share	$0.875	$0.75	$2.625	$2.25

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$79,566	$58,878
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	24,134	26,237
Non-cash interest expense	2,292	5,021
Deferred income taxes	(15,388)	(21,947)
Non-cash stock-based compensation expense	6,312	7,432
Tax benefit from stock-based compensation	4,850	4,008
Excess tax benefit from stock-based compensation	(4,577)	(4,635)
Closure and impairment charges	2,230	1,029
(Gain) loss on disposition of assets	(2,294)	592
Other	(1,303)	(2,184)
Changes in operating assets and liabilities:
Accounts receivable, net	(95)	(7,085)
Current income tax receivables and payables	8,579	19,975
Gift card receivables and payables	(11,816)	(14,353)
Prepaid expenses and other current assets	(3,304)	(2,189)
Accounts payable	2,147	6,848
Accrued employee compensation and benefits	(4,915)	(7,674)
Accrued interest payable	(10,275)	18,043
Other current liabilities	(5,554)	14,431
Cash flows provided by operating activities	70,589	102,427
Cash flows from investing activities:
Additions to property and equipment	(5,765)	(5,530)
Proceeds from sale of property and equipment	10,782	681
Principal receipts from notes, equipment contracts and other long-term receivables	16,498	10,252
Other	(274)	1
Cash flows provided by investing activities	21,241	5,404
Cash flows from financing activities:
Repayment of long-term debt	—	(3,600)
Principal payments on capital lease and financing obligations	(9,711)	(8,484)
Repurchase of DineEquity common stock	(50,010)	(30,006)
Dividends paid on common stock	(49,786)	(42,733)
Tax payments for restricted stock upon vesting	(3,389)	(2,931)
Proceeds from stock options exercised	8,426	7,392
Excess tax benefit from stock-based compensation	4,577	4,635
Change in restricted cash	10,036	(4,948)
Other	(91)	(308)
Cash flows used in financing activities	(89,948)	(80,983)
Net change in cash and cash equivalents	1,882	26,848
Cash and cash equivalents at beginning of period	104,004	106,011
Cash and cash equivalents at end of period	$105,886	$132,859
Supplemental disclosures:
Interest paid in cash	$64,094	$62,369
Income taxes paid in cash	$51,794	$34,372

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company” or “DineEquity”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2015.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first quarter of fiscal 2015 began on December 29, 2014 and ended on March 29, 2015; the second and third quarters of fiscal 2015 ended on June 28, 2015 and September 27, 2015, respectively. The first quarter of fiscal 2014 began on December 30, 2013 and ended on March 30, 2014; the second and third quarters of fiscal 2014 ended on June 29, 2014 and September 28, 2014, respectively.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates in the calculation and assessment of reported or disclosed amounts include: (a) impairment of tangible assets, goodwill and other intangible assets, (b) income taxes, (c) allowance for doubtful accounts and notes receivables, (d) lease accounting estimates, (e) stock-based compensation and (f) contingencies. On an ongoing basis, the Company evaluates its estimates based on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

Newly Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single, five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In August 2015, the FASB deferred the effective date of the new guidance by one year such that the Company will be required to adopt the guidance beginning with its first fiscal quarter of 2018.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Policies (Continued)

This new guidance supersedes nearly all of the existing general revenue recognition guidance under U.S. GAAP as well as most industry-specific revenue recognition guidance, including guidance with respect to revenue recognition by franchisors. The Company believes the recognition of the majority of its revenues, including franchise royalty revenues, sales of IHOP pancake and waffle dry mix and retail sales at company-operated restaurants will not be affected by the new guidance. Additionally, lease rental revenues are not within the scope of the new guidance. The Company is currently evaluating the impact of the new guidance on its financial statements and related disclosures and which method of adoption will be used.

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

4. Stockholders' Equity

Dividends

During the nine months ended September 30, 2015, the Company paid dividends on common stock of $49.8 million, representing the dividends declared in the fourth quarter of 2014 and the first and second quarters of 2015. On July 30, 2015, the Company's Board of Directors declared a third quarter 2015 cash dividend of $0.875 per share of common stock. This dividend was paid on October 9, 2015 to the Company's stockholders of record at the close of business on September 11, 2015. The Company reported a payable for this dividend of $16.4 million at September 30, 2015.

On October 1, 2015, the Company's Board of Directors approved a 5% increase in the Company's quarterly cash dividend to $0.92 per share of common stock. This fourth quarter 2015 dividend will be paid on January 8, 2016 to stockholders of record at the close of business on December 11, 2015.

Stock Repurchase Program

In October 2014, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million of DineEquity common stock (the “$100MM Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The $100MM Repurchase Program, as approved by the Board of Directors, did not require the repurchase of a specific number of shares and could be terminated at any time. During the nine months ended September 30, 2015, the Company repurchased 489,504 shares of common stock at a cost of $50.0 million under the $100MM Repurchase Program. As of September 30, 2015, the Company has repurchased a cumulative total of 509,839 shares of common stock under the $100MM Repurchase Program at a total cost of $52.0 million. As of September 30, 2015, a total of $48.0 million was remaining under the $100MM Repurchase Program.

On October 1, 2015, the Company's Board of Directors terminated the $100MM Repurchase Program and approved a new stock repurchase program authorizing the Company to repurchase up to $150 million of DineEquity common stock.

Treasury Stock

Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the nine months ended September 30, 2015, the Company re-issued 316,117 treasury shares at a total FIFO cost of $11.5 million.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Income Taxes

The Company's effective tax rate was 38.4% for the nine months ended September 30, 2015 as compared to 37.8% for the nine months ended September 30, 2014. The effective tax rate in 2014 was lower due to the timing of a favorable state return-to-provision adjustment which was recorded in the third quarter of 2014.

 The total gross unrecognized tax benefit as of September 30, 2015 and December 31, 2014 was $3.8 million and $3.4 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $1.2 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

As of September 30, 2015, accrued interest was $4.7 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2014, accrued interest was $3.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in the Consolidated Statements of Comprehensive Income.

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

6. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$1.8	$1.9	$6.4	$7.5
Liability classified awards expense (credit)	0.3	0.7	(0.5)	1.2
Total pre-tax stock-based compensation expense	2.1	2.6	5.9	8.7
Book income tax benefit	(0.8)	(1.0)	(2.2)	(3.3)
Total stock-based compensation expense, net of tax	$1.3	$1.6	$3.7	$5.4

As of September 30, 2015, total unrecognized compensation expense of $14.3 million related to restricted stock and restricted stock units and $4.1 million related to stock options are expected to be recognized over a weighted average period of 1.72 years for restricted stock and restricted stock units and 1.51 years for stock options.

Equity Classified Awards - Stock Options

The estimated fair value of the stock options granted during the nine months ended September 30, 2015 was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.54%
Weighted average historical volatility	36.8%
Dividend yield	3.17%
Expected years until exercise	4.5
Weighted average fair value of options granted	$27.20

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Stock-Based Compensation (Continued)

Stock option balances as of September 30, 2015 and related activity for the nine months ended September 30, 2015 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2014	618,115	$53.10
Granted	133,814	111.54
Exercised	(198,221)	42.51
Forfeited	(26,386)	100.45
Outstanding at September 30, 2015	527,322	69.55	6.8	$14.5
Vested at September 30, 2015 and Expected to Vest	502,780	67.97	6.7	$14.4
Exercisable at September 30, 2015	330,734	$52.71	5.6	$13.4

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the third quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of September 30, 2015 and activity related to restricted stock and restricted stock units for the nine months ended September 30, 2015 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	233,818	$70.14	41,622	$66.92
Granted	117,896	105.55	10,294	113.72
Released	(73,595)	53.77	(16,567)	52.19
Forfeited	(30,132)	85.25	(72)	113.72
Outstanding at September 30, 2015	247,987	$90.01	35,277	$86.49

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total stockholder return of DineEquity, Inc. common stock compared to the total stockholder returns of a peer group of companies. Although LTIP awards are both denominated and paid only in cash, the awards are considered stock-based compensation in accordance with U.S. GAAP because the multiplier is based on the price of the Company's common stock. For the three months ended September 30, 2015 and 2014, expenses of $0.3 million and $0.7 million, respectively, were included in total stock-based compensation expense related to the LTIP awards. For the nine months ended September 30, 2015 and 2014, a credit of $0.5 million and an expense of $1.2 million, respectively, were included in total stock-based compensation expense related to the LTIP awards. At September 30, 2015 and December 31, 2014, liabilities of $1.5 million and $4.0 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Segments (Continued)

As of September 30, 2015, the franchise operations segment consisted of (i) 2,018 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 15 countries outside the United States and (ii) 1,656 restaurants operated by IHOP franchisees and area licensees in the United States, three U.S. territories and eight countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), IHOP franchise advertising fees and franchise fees.  Franchise operations expenses include IHOP advertising expenses, the cost of IHOP proprietary products, IHOP and Applebee's pre-opening training expenses and other franchise-related costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense from capital leases on franchisee-operated restaurants.

At September 30, 2015, the company restaurant operations segment consisted of 11 IHOP company-operated restaurants, all of which are located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs.

Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

Information on segments and a reconciliation to income before income tax provision for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)
Revenues from external customers:

Franchise operations	$120.1	$114.3	$364.9	$340.6
Rental operations	31.2	30.8	93.8	92.2
Company restaurants	8.1	15.0	42.8	47.0
Financing operations	3.0	2.8	8.3	10.8
Total	$162.4	$162.9	$509.8	$490.6

Interest expense:

Rental operations	$3.3	$3.6	$10.1	$11.2
Company restaurants	0.1	0.1	0.3	0.3
Corporate	15.4	25.0	46.8	74.9
Total	$18.8	$28.7	$57.2	$86.4

Depreciation and amortization:

Franchise operations	$2.6	$2.6	$7.8	$7.8
Rental operations	3.2	3.3	9.6	9.9
Company restaurants	0.1	0.5	0.5	1.6
Corporate	2.4	2.3	6.2	6.9
Total	$8.3	$8.7	$24.1	$26.2

Income before income tax provision:

Franchise operations	$86.8	$82.1	$262.0	$252.3
Rental operations	8.0	7.1	23.7	21.1
Company restaurants	(0.6)	(0.3)	0.3	(0.2)
Financing operations	2.5	2.8	7.8	10.0
Corporate	(57.1)	(61.9)	(164.6)	(188.6)
Total	$39.6	$29.8	$129.2	$94.6

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Net Income per Share

The computation of the Company's basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator for basic and dilutive income per common share:
Net income	$24,257	$18,887	$79,566	$58,878
Less: Net income allocated to unvested participating restricted stock	(316)	(279)	(1,042)	(927)
Net income available to common stockholders - basic	23,941	18,608	78,524	57,951
Effect of unvested participating restricted stock in two-class calculation	1	1	3	3
Net income available to common stockholders - diluted	$23,942	$18,609	$78,527	$57,954
Denominator:
Weighted average outstanding shares of common stock - basic	18,573	18,703	18,737	18,757
Dilutive effect of stock options	133	187	137	207
Weighted average outstanding shares of common stock - diluted	18,706	18,890	18,874	18,964
Net income per common share:
Basic	$1.29	$0.99	$4.19	$3.09
Diluted	$1.28	$0.99	$4.16	$3.06

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

The fair values of the Company's Series 2014-1 Class A-2 Notes (the “Class A-2 Notes”) at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,300.0	$1,329.6	$1,300.0	$1,302.0

 The fair values were determined based on Level 2 inputs, including information gathered from brokers who trade in the Company’s Class A-2 Notes and information on notes that are similar to those of the Company.

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $406.5 million as of September 30, 2015. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2015 through 2048. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred. No material lease payment guarantee liabilities have been recorded as of September 30, 2015.

11. Facility Consolidation Costs

In September 2015, the Company approved a plan to consolidate many core restaurant and franchisee support functions at its headquarters in Glendale, California. In conjunction with this action, the Company will exit a significant portion of the Applebee's restaurant support center in Kansas City, Missouri. The Company communicated the plan to employees and incurred employee termination costs, primarily severance and stock-based compensation adjustments, of $3.3 million during the three months ended September 30, 2015. These charges are included in general and administrative expenses in the Consolidated Statement of Comprehensive Income. No employee termination costs were paid during the three months ended September 30, 2015.

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

Overview

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Except where the context indicates otherwise, the words “we,” “us,” “our,” “DineEquity” and the “Company” refer to DineEquity, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Through various subsidiaries, we own, franchise and operate two restaurant concepts: Applebee's Neighborhood Grill & Bar® (“Applebee's”), in the bar and grill segment within the casual dining category of the restaurant industry, and International House of Pancakes® (“IHOP”), in the family dining category of the restaurant industry. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees or by us. With over 3,600 restaurants combined, 99% of which are franchised, we believe we are one of the largest full-service restaurant companies in the world. The June 15, 2015 issue of Nation's Restaurant News reported that IHOP and Applebee's were the largest restaurant systems in their respective categories in terms of United States system-wide sales during 2014. This marks the eighth consecutive year our two brands have achieved the number one ranking in Nation's Restaurant News.

Summary Results of Operations

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2015	2014		2015	2014
	(In millions, except per share information)
Revenue	$162.4	$162.9	$(0.5)	$509.8	$490.6	$19.2
Gross profit	$96.7	$91.7	$5.0	$293.8	$283.2	$10.6
General and administrative expenses	41.6	33.8	(7.7)	110.4	102.8	(7.5)
Interest expense	15.4	25.0	9.6	46.8	74.9	28.1
(Gain) loss on disposition of assets	(2.3)	(0.2)	2.1	(2.3)	0.6	2.9
Other expenses, net (1)	2.4	3.3	0.9	9.7	10.3	0.6
Income tax provision	15.3	10.9	(4.5)	49.6	35.7	(13.9)
Net income	$24.3	$18.9	$5.4	$79.6	$58.9	$20.7
Net income per diluted share	$1.28	$0.99	$0.29	$4.16	$3.06	$1.10
___________________________________
(1) Amortization of intangible assets, closure and impairment charges and loss on extinguishment of debt.

Net income for the three and nine months ended September 30, 2015 increased 28.4% and 35.1%, respectively, compared with the same periods of the prior year. In each case, the improvement was primarily due to (i) significantly lower interest expense resulting from the refinancing of our long-term debt in the fourth quarter of 2014 at a fixed interest rate approximately 3% lower than prior to the refinancing, (ii) growth in gross profit, primarily stemming from an increase in

IHOP domestic same-restaurant sales, IHOP restaurant development over the past twelve months and, with respect to the nine months ended September 30, 2015, an increase in Applebee's domestic same-restaurant sales, and (iii) a gain of approximately $2.0 million from the refranchising and sale of related restaurant assets of 23 Applebee's company-operated restaurants in the Kansas City area.

These favorable items were partially offset by increases in general and administrative (“G&A”) expenses for the three and nine months ended September 30, 2015, compared to the respective periods of the prior year. In September 2015, we announced a strategic decision to consolidate many core restaurant and franchisee support functions at our Glendale, California headquarters and to exit a significant portion of our Applebee's restaurant support center in Kansas City, Missouri. We recorded a net charge of approximately $3.6 million in the third quarter of 2015, consisting primarily of severance and other personnel-related costs for employees impacted by the consolidation. Additionally, costs of professional services increased for the three and nine months ended September 30, 2015, compared to the respective periods of the prior year.

Net income per diluted share for the three and nine months ended September 30, 2015 increased 29.3% and 35.9%, respectively, compared with the same periods of the prior year. These increases were greater than the increases in net income due to the impact on weighted shares outstanding of repurchases of our common stock.

Key Performance Indicators

In evaluating the performance of each restaurant concept, we consider the key performance indicators to be net franchise restaurant development and the percentage change in domestic system-wide same-restaurant sales. Since we are a 99% franchised company, expanding the number of Applebee's and IHOP franchise restaurants is an important driver of revenue growth because we currently do not plan to open any new company-operated restaurants. Further, while refranchising or renewals may result in new rental and financing agreements, we currently do not plan to significantly expand our rental and financing operations, both of which are legacies from the IHOP business model we operated under prior to 2003. Growth in both the number of franchise restaurants and sales at those restaurants will drive franchise revenues in the form of higher royalty revenues, additional franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of these key performance indicators for the three and nine months ended September 30, 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Applebee's	IHOP	Applebee's	IHOP
% (decrease) increase in domestic system-wide same-restaurant sales	(0.5)%	5.8%	1.2%	5.6%
Net franchise restaurant development (1)	2	9	1	17
___________________________________
(1) Franchise and area license restaurant openings, net of closings and the refranchising of 23 Applebee's company-operated restaurants in July, 2015.
IHOP domestic system-wide same-restaurant sales increased 5.8% for the three months ended September 30, 2015. Coupled with increases in the first two quarters of 2015 of 4.8% and 6.2%, respectively, IHOP domestic system-wide same-restaurant sales increased 5.6% for the nine months ended September 30, 2015. The increases for both the three and nine months ended September 30, 2015 resulted from a higher average customer check and an increase in customer traffic. According to industry data, IHOP outperformed the family dining segment as well as the overall restaurant industry in domestic system-wide same-restaurant sales during the first nine months of 2015. Based on data from Black Box Intelligence (“Black Box”), a restaurant sales reporting firm , during the nine months ended September 30, 2015, both the family dining segment and the overall restaurant industry experienced increases in average customer check that were partially offset by a decrease in customer traffic.
The 0.5% decrease in Applebee's domestic system-wide same-restaurant sales for the three months ended September 30, 2015 was the first decrease in same-restaurant sales for Applebee's since the first quarter of 2014. Applebee's same-restaurant sales increased 2.9% and 1.0%, respectively, in the first and second quarters of 2015, and as a result, for the nine months ended September 30, 2015, Applebee's domestic system-wide same-restaurant sales increased 1.2%. The decrease in Applebee's same-restaurant sales for the three months ended September 30, 2015 was due to a decline in customer traffic that was only partially offset by a higher average customer check. The increase in Applebee's same-restaurant sales for the nine months ended September 30, 2015 was due to a higher average customer check partially offset by a decline in customer traffic. Based on data from Black Box, Applebee's increase in domestic system-wide same-restaurant sales during the nine months ended September 30, 2015 was lower than that of the casual dining segment, which, compared to Applebee's, experienced a larger increase in average customer check and a smaller decrease in customer traffic.

During the nine months ended September 30, 2015, Applebee's franchisees opened 23 new restaurants and closed 22 restaurants, resulting in net franchise development of one Applebee's franchise restaurant. We also refranchised 23 Applebee's company-operated restaurants in July 2015, and as a result, the total number of Applebee's franchise restaurants increased by 24 since the beginning of 2015. IHOP franchisees opened 31 new restaurants and closed 14 restaurants, resulting in net IHOP franchise restaurant development of 17 restaurants during the first nine months of 2015.
Franchise restaurant closures take place each year for a variety of reasons. The number of Applebee's and IHOP restaurants that were closed during the first nine months of 2015 is less than the number that were closed during the first nine months of 2014, but that is not considered to be indicative of any trend.
For the full year of 2015, we expect IHOP franchisees to open between 50 to 60 new restaurants and Applebee's franchisees to open between 35 to 45 new restaurants. The majority of openings for each brand is expected to be in domestic markets. Typically, the majority of gross and net franchise restaurant development for each brand takes place in the latter part of any given year. The actual number of openings in 2015 may differ from both our expectations and development commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors, including economic conditions and franchisee noncompliance with restaurant opening commitments in development agreements. The timing of new restaurant openings also may be affected by other factors including weather-related and other construction delays, difficulties in obtaining timely regulatory approvals and the impact of currency fluctuations on our international franchisees.
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

Our cash flows from operating activities and free cash flow for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended
	September 30,		Increase
	2015	2014	(Decrease)
	(In millions)
Cash flows from operating activities	$70.6	$102.4	$(31.8)
Free cash flow	$75.6	$102.0	$(26.4)

The decrease in cash flows from operating activities and free cash flow was primarily due to the impact on working capital of the timing of interest payments and marketing accruals, partially offset by an increase in net income. Additional detail is presented under the caption “Liquidity and Capital Resources.”

Restaurant Development Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)
Applebee's Restaurant Development Activity
Summary - beginning of period:
Franchise	1,993	1,986	1,994	1,988
Company restaurants	23	23	23	23
Total Applebee's restaurants, beginning of period	2,016	2,009	2,017	2,011
Franchise restaurants opened:
Domestic	7	7	17	20
International	2	3	6	4
Total franchise restaurants opened	9	10	23	24
Franchise restaurants closed:
Domestic	(6)	(7)	(14)	(17)
International	(1)	(3)	(8)	(9)
Total franchise restaurants closed	(7)	(10)	(22)	(26)
Net franchise restaurant development (reduction)	2	—	1	(2)
Refranchised from Company restaurants	23	—	23	—
Net franchise restaurant additions (reductions)	25	—	24	(2)

Summary - end of period:
Franchise	2,018	1,986	2,018	1,986
Company restaurants	—	23	—	23
Total Applebee's restaurants, end of period	2,018	2,009	2,018	2,009

IHOP Restaurant Development Activity
Summary - beginning of period:
Franchise	1,479	1,455	1,472	1,439
Area license	166	167	167	168
Company	13	10	11	13
Total IHOP restaurants, beginning of period	1,658	1,632	1,650	1,620

Franchise/area license restaurants opened:
Domestic franchise	11	11	24	27
Domestic area license	—	1	2	3
International franchise	2	6	5	15
Total franchise/area license restaurants opened	13	18	31	45
Franchise/area license restaurants closed:
Domestic franchise	(4)	(5)	(11)	(16)
Domestic area license	—	—	(3)	(2)
International franchise	—	(1)	—	(2)
International area license	—	—	—	(1)
Total franchise/area license restaurants closed	(4)	(6)	(14)	(21)
Net franchise/area license restaurant development	9	12	17	24
Refranchised from Company restaurants	2	—	3	4
Franchise restaurants reacquired by the Company	—	—	(3)	(1)
Net franchise/area license restaurant additions	11	12	17	27

Summary - end of period:
Franchise	1,490	1,466	1,490	1,466
Area license	166	168	166	168
Company	11	10	11	10
Total IHOP restaurants, end of period	1,667	1,644	1,667	1,644

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

	Three Months Ended		Nine Months Ended
—	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)
Applebee's Restaurant Data

Effective Restaurants(a)
Franchise	2,011	1,985	1,998	1,985
Company	5	23	17	23
Total	2,016	2,008	2,015	2,008

System-wide(b)
Sales percentage change(c)	0.4%	2.5%	2.1%	0.7%
Domestic same-restaurant sales percentage change(d)	(0.5)%	1.7%	1.2%	0.6%

Franchise(b)
Sales percentage change(c)	1.2%	2.5%	2.3%	0.7%
Domestic same-restaurant sales percentage change(d)	0.5%	1.7%	1.2%	0.6%
Average weekly domestic unit sales (in thousands)	$45.9	$46.0	$48.6	$47.9

IHOP Restaurant Data

Effective Restaurants(a)
Franchise	1,482	1,459	1,474	1,449
Area license	166	168	167	167
Company	12	10	13	10
Total	1,660	1,637	1,654	1,626

System-wide(b)
Sales percentage change(c)	7.0%	5.3%	6.8%	5.9%
Domestic same-restaurant sales percentage change(d)	5.8%	2.4%	5.6%	3.2%

Franchise(b)
Sales percentage change(c)	6.8%	5.6%	6.5%	6.0%
Domestic same-restaurant sales percentage change(d)	5.8%	2.4%	5.6%	3.2%
Average weekly domestic unit sales (in thousands)	$37.6	$35.8	$37.6	$35.9

Area License(b)
Sales percentage change(c)	8.0%	4.0%	7.6%	5.9%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Reported sales (unaudited)	(In millions)

Applebee's domestic franchise restaurant sales	$1,113.2	$1,100.3	$3,513.8	$3,434.1
IHOP franchise restaurant sales	724.5	678.3	2,160.9	2,028.1
IHOP area license restaurant sales	69.4	64.3	214.2	199.2
Total	$1,907.1	$1,842.9	$5,888.9	$5,661.4

(c)   “Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal period compared to the prior fiscal period for all restaurants in that category.

(d)   “Domestic same-restaurant sales percentage change” reflects the percentage change in sales in any given fiscal period, compared to the same weeks in the prior fiscal period, for domestic restaurants that have been operated throughout both fiscal periods that are being compared and have been open for at least 18 months. Because of new restaurant openings and restaurant closures, the domestic restaurants open throughout both fiscal periods being compared may be different from period to period. Domestic same-restaurant sales percentage change does not include data on IHOP area license restaurants.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Same-restaurant Sales Trends

Applebee’s domestic system-wide same-restaurant sales decreased 0.5% for the three months ended September 30, 2015 from the same period in 2014. The decrease resulted from a decline in customer traffic that was only partially offset by a higher average customer check. The decline in Applebee's customer traffic grew progressively larger from the first quarter of 2015 to the third quarter. Same-restaurant sales for the third quarter of 2015 are not necessarily indicative of results expected for the full year.
IHOP’s domestic system-wide same-restaurant sales increased 5.8% for the three months ended September 30, 2015 from the same period in 2014, the tenth consecutive quarter of positive same-restaurant sales for IHOP. The increase resulted from a higher average customer check and an increase in customer traffic. IHOP customer traffic has increased for five consecutive quarters. We believe the higher annual contribution percentage of restaurant gross sales to the IHOP National Advertising Fund, increased by a large majority of IHOP franchisees commencing in the third quarter of 2014, continues to have a positive impact on sales and traffic. Same-restaurant sales for the third quarter of 2015 are not necessarily indicative of results expected for the full year.

Based on data from Black Box, during the nine months ended September 30, 2015, customer traffic declined for the overall restaurant industry as well as for both the casual dining and family dining segments of the restaurant industry. During the third quarter of 2015, we experienced an increase in IHOP customer traffic and a decline in Applebee's customer traffic. In the short term, a decline in customer traffic may be offset by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition.

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

Consolidation of Kansas City Restaurant Support Center

In September 2015, we announced a strategic decision to consolidate many core restaurant and franchisee support functions at our Glendale, California headquarters and to exit a significant portion of our Applebee's restaurant support center in Kansas City, Missouri. We estimate we will incur approximately $8 million in costs related to the exit of the facility and $5 million in employee termination benefits and other personnel-related costs associated with this consolidation.

We recorded a net charge of $3.3 million in the third quarter of 2015 related to severance and other personnel-related costs for employees impacted by the consolidation action, and increased depreciation of $0.3 million due to the shortening of the estimated useful life of facility assets. The majority of the facility exit costs will be incurred as of the date we stop using the portion of the facility we will be exiting, estimated to be in the first half of fiscal 2016.

53rd Week in Fiscal 2015

We have a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. Our fiscal 2015, which began on December 29, 2014 and will end on January 3, 2016, will contain 53 weeks.

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

REVENUE	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2015	2014		2015	2014
	(In millions)
Franchise operations	$120.1	$114.3	$5.8	$364.9	$340.6	$24.3
Rental operations	31.2	30.8	0.4	93.8	92.2	1.6
Company restaurant operations	8.1	15.0	(6.9)	42.8	47.0	(4.2)
Financing operations	3.0	2.8	0.2	8.3	10.8	(2.5)
Total revenue	$162.4	$162.9	$(0.5)	$509.8	$490.6	$19.2
Change vs. prior period	(0.3)%			3.9%

 Total revenue for the three months ended September 30, 2015 declined slightly compared with the same period of the prior year, due to the refranchising and sale of related restaurant assets of 23 Applebee's company-operated restaurants in the Kansas City area in July 2015, and, to a lesser degree, the expected progressive decline in interest revenue from rental and financing operations and a 0.5% decrease in Applebee's domestic same-restaurant sales. These declines were partially offset by (i) higher franchise royalty and rental revenues that resulted from a 5.8% increase in IHOP domestic same-restaurant sales, (ii) higher IHOP advertising revenues resulting from an agreement with a large majority of franchisees to increase the advertising contribution as a percentage of gross sales and (iii) IHOP restaurant development over the past twelve months.

The improvement in total revenue for the nine months ended September 30, 2015 compared with the same period of the prior year was primarily due to (i) higher IHOP advertising revenues resulting from an agreement with a large majority of franchisees to increase the advertising contribution as a percentage of gross sales, (ii) higher franchise royalty and rental revenues that resulted from a 5.6% increase in IHOP domestic same-restaurant sales, (iii) higher franchise royalty revenues resulting from a 1.2% increase in Applebee's domestic same-restaurant sales and (iv) IHOP restaurant development over the past twelve months. These favorable items were partially offset by (i) a decline in company-operated restaurant revenues due to the refranchising and sale of related restaurant assets of 23 Applebee's company-operated restaurants noted above, (ii) a decline in financing revenues of $1.4 million associated with the early termination of two leases in the first quarter of 2014 that did not recur in 2015, and (iii) the expected progressive decline in interest revenue from rental and financing operations.

GROSS PROFIT (LOSS)	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2015	2014		2015	2014
	(In millions)
Franchise operations	$86.8	$82.1	$4.7	$262.0	$252.3	$9.7
Rental operations	8.0	7.1	0.9	23.7	21.1	2.6
Company restaurant operations	(0.6)	(0.3)	(0.3)	0.3	(0.2)	0.5
Financing operations	2.5	2.8	(0.3)	7.8	10.0	(2.2)
Total gross profit	$96.7	$91.7	$5.0	$293.8	$283.2	$10.6
Change vs. prior period	5.5%			3.7%

The improvement in total gross profit for the three months ended September 30, 2015 compared with the same period of the prior year was primarily due to higher franchise royalty and rental revenues that resulted from the 5.8% increase in IHOP domestic same-restaurant sales and IHOP restaurant development over the past twelve months, partially offset by the expected progressive decline in interest revenue from rental and financing operations and lower franchise royalty revenues resulting from the 0.5% decrease in Applebee's domestic same-restaurant sales.

The improvement in total gross profit for the nine months ended September 30, 2015 compared with the same period of the prior year was due to higher franchise royalty and rental revenues that resulted from the 5.6% increase in IHOP domestic same-restaurant sales, higher franchise royalty revenues resulting from a 1.2% increase in Applebee's domestic same-restaurant sales and IHOP restaurant development over the past twelve months, offset in part by the decline in financing revenues of $1.4 million associated with the early termination of two leases as discussed under “Revenue” above and the expected progressive decline in interest revenue from rental and financing operations.

FRANCHISE OPERATIONS	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2015	2014		2015	2014
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	2,011	1,985	26	1,998	1,985	13
IHOP	1,648	1,627	21	1,641	1,616	25
Franchise Revenues:
Applebee’s	$48.6	$47.8	$0.8	$150.9	$148.6	$2.3
IHOP	45.0	42.5	2.5	134.5	126.1	8.4
IHOP advertising	26.5	24.0	2.5	79.5	65.9	13.6
Total franchise revenues	120.1	114.3	5.8	364.9	340.6	24.3
Franchise Expenses:
Applebee’s	1.4	1.1	(0.3)	4.7	3.8	(0.9)
IHOP	5.4	7.1	1.7	18.7	18.6	(0.1)
IHOP advertising	26.5	24.0	(2.5)	79.5	65.9	(13.6)
Total franchise expenses	33.3	32.2	(1.1)	102.9	88.3	(14.6)
Franchise Segment Profit:
Applebee’s	47.2	46.7	0.5	146.2	144.8	1.4
IHOP	39.6	35.4	4.2	115.8	107.5	8.3
Total franchise segment profit	$86.8	$82.1	$4.7	$262.0	$252.3	$9.7
Gross profit as % of revenue (2)	72.3%	71.8%		71.8%	74.1%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee’s franchise revenue for the three months ended September 30, 2015 increased slightly from the same period of the prior year, as higher franchise extension and transfer fees and royalty revenues from refranchised restaurants were partially offset by the unfavorable impact of a strong U.S. dollar on royalty revenues from international franchise restaurants and a 0.5% decrease in domestic same-restaurant sales. Applebee’s franchise revenue for the nine months ended September 30, 2015 increased 1.6% from the same period of the prior year, primarily due to a 1.2% increase in domestic same-restaurant sales and royalty revenues from refranchised restaurants, partially offset by the unfavorable impact of a strong U.S. dollar on royalty revenues from international franchise restaurants.

Applebee's franchise expenses for the nine months ended September 30, 2015 increased primarily due to adjustments to insurance reserves and higher bad debt expense.

The 5.8% increase in IHOP franchise revenue (other than advertising) for the three months ended September 30, 2015 was primarily due to higher royalty revenues resulting from a 5.8% increase in domestic same-restaurant sales and a 1.3% increase in Effective Franchise Restaurants, partially offset by the unfavorable impact of a strong U.S. dollar on royalty revenues from international franchise restaurants. The 6.7% increase in IHOP franchise revenue (other than advertising) for the nine months ended September 30, 2015 was primarily due to higher royalty revenues resulting from a 5.6% increase in domestic same-restaurant sales, a $1.8 million increase in sales volumes of pancake and waffle dry mix and a 1.5% increase in Effective Franchise Restaurants, partially offset by the unfavorable impact of a strong U.S. dollar on royalty revenues from international franchise restaurants.

The decrease in IHOP franchise expenses (other than advertising) for the three months ended September 30, 2015 compared with the same period of the prior year was primarily due to a lower Company contribution to the IHOP National Advertising Fund and a decrease in bad debt expense.

IHOP’s total franchise expenses are substantially higher than Applebee’s, primarily due to advertising expenses. Advertising contributions designated for IHOP’s national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations. However, because we have less contractual control over Applebee’s advertising expenditures, that activity is considered to be an agency relationship and therefore is not recognized as franchise revenue and expense. The increases in IHOP advertising revenue and expense for the three and nine months ended September 30, 2015 were due to higher contributions to marketing funds by IHOP franchisees. Franchisee contributions to marketing funds were impacted by an agreement with a large majority of franchisees to increase the advertising contribution as a percentage of gross sales effective June 30, 2014, as well as by the increases in domestic franchise same-restaurant sales and the new franchise restaurants that favorably impacted IHOP franchise revenue (other than advertising) as discussed above.

RENTAL OPERATIONS	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2015	2014		2015	2014
	(In millions)
Rental revenues	$31.2	$30.8	$0.4	$93.8	$92.2	$1.6
Rental expenses	23.2	23.7	0.5	70.1	71.1	1.0
Rental operations segment profit	$8.0	$7.1	$0.9	$23.7	$21.1	$2.6
Gross profit as % of revenue (1)	25.5%	23.1%		25.3%	22.8%
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

Rental segment revenue for the three and nine months ended September 30, 2015 increased compared to the same periods of the prior year primarily due to the favorable impact of the increase in IHOP same-restaurant sales on operating leases with sales-contingent rental provisions, partially offset by expected progressive declines of $0.3 million and $0.8 million, respectively, in interest income as direct financing leases are repaid. Rental segment expenses decreased for the three and nine months ended September 30, 2015 compared to the same periods of the prior year due to the expected progressive decline in interest expense as capital lease obligations are repaid.

FINANCING OPERATIONS	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2015	2014		2015	2014
	(In millions)
Financing revenues	$3.0	$2.8	$0.2	$8.3	$10.8	$(2.5)
Financing expenses	0.5	—	(0.5)	0.5	0.8	0.3
Financing operations segment profit	$2.5	$2.8	$(0.3)	$7.8	$10.0	$(2.2)
Gross profit as % of revenue (1)	83.4%	100.0%		93.8%	92.3%
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

The increase in financing revenue for the three months ended September 30, 2015 was due to an increase in sales of equipment associated with refranchised IHOP restaurants, partially offset by an expected progressive decline of $0.3 million in interest revenue as note balances are repaid. The decrease in financing revenue for the nine months ended September 30, 2015 was primarily due to fees of $1.4 million associated with the negotiated early termination of two leases in the first quarter of 2014 that did not recur in 2015, an expected progressive decline of $0.8 million in interest revenue as note balances are repaid and a decrease in sales of equipment associated with refranchised IHOP restaurants. The increase in financing expenses for the three months ended September 30, 2015 was due to an increase in the cost of sales of restaurant equipment associated with refranchised IHOP restaurants. The decrease in financing expenses for the nine months ended September 30, 2015 was due to a decrease in the cost of sales of restaurant equipment associated with refranchised IHOP restaurants.

COMPANY RESTAURANT OPERATIONS

As of September 30, 2015, company restaurant operations comprised 10 IHOP company-operated restaurants in the Cincinnati, Ohio market and one IHOP restaurant reacquired from a franchisee we are operating on a temporary basis until it can be refranchised. In July 2015, we completed the refranchising and sale of related restaurant assets of the 23 Applebee’s company-operated restaurants in the Kansas City area and no longer have any company-operated Applebee's restaurants.

For the three and nine months ended September 30, 2015, revenue from company restaurant operations decreased $6.9 million and $4.2 million, respectively, compared to the same periods of the prior year, primarily due to the refranchising of the 23 Applebee's company-operated restaurants, partially offset by an increase in IHOP same-restaurant sales and an increase in the number of temporarily operated IHOP restaurants. Both the amount of and change in segment profit from company-operated restaurants were not significant for the three and nine months ended September 30, 2015.

OTHER EXPENSE AND INCOME ITEMS

	Three Months Ended		Favorable (Unfavorable) Variance	Nine Months Ended		Favorable (Unfavorable) Variance
	September 30,			September 30,
	2015	2014		2015	2014
	(In millions)
General and administrative expenses	$41.6	$33.8	$(7.7)	$110.4	$102.8	$(7.5)
Interest expense	15.4	25.0	9.6	46.8	74.9	28.1
Amortization of intangible assets	2.5	3.1	0.6	7.5	9.2	1.7
Closure and impairment charges	(0.1)	0.2	0.3	2.2	1.0	(1.2)
(Gain) loss on disposition of assets	(2.3)	(0.2)	2.1	(2.3)	0.6	2.9
Income tax provision	15.3	10.9	(4.5)	49.6	35.7	(13.9)

General and Administrative Expenses

The increase in G&A expenses for the three months ended September 30, 2015 compared to the same period of the prior year was primarily due to an increase of $4.6 million in personnel-related costs, in addition to higher costs of professional services, consumer research and depreciation. The increase in personnel-related costs was due primarily to charges of $3.3 million related to the consolidation action discussed under "Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results - Consolidation of Kansas City Restaurant Support Center," as well as to higher salary and benefits costs for several management positions filled during 2015.

The increase in G&A expenses for the nine months ended September 30, 2015 compared to the same period of the prior year was primarily due to increases of $3.1 million in costs of professional services and $2.9 million in personnel-related costs, in addition to higher costs for depreciation and employment recruiting. The increase in personnel-related costs was due primarily to charges of $3.3 million related to the consolidation action noted above, as well as higher salary and benefits costs for several management positions filled during 2015, partially offset by a $1.7 million decrease in expense for long-term incentive compensation awards impacted by the relative performance of our stock price.

Interest Expense

Interest expense for the three and nine months ended September 30, 2015 decreased by $9.6 million and $28.1 million, respectively, compared to the same periods of the prior year. In the fourth quarter of 2014 we refinanced $1.225 billion of long-term debt that bore interest at a weighted average rate of approximately 7.3% with $1.3 billion of new long-term debt bearing interest at a fixed rate of 4.277%. Additionally, deferred financing costs associated with the new long-term debt were smaller than those associated with the old long-term debt, resulting in lower non-cash interest expense for the amortization of the deferred financing costs. These items were partially offset by a small increase in the principal amount of long-term debt outstanding.

Amortization of Intangible Assets

Amortization of intangible assets for the three and nine months ended September 30, 2015 decreased compared to the same respective periods of the prior year because certain intangible assets that arose from the November 2007 acquisition of Applebee's became fully amortized in November 2014.

Closure and Impairment Charges

Both the amount of and change in closure and impairment charges were not significant for the three months ended September 30, 2015. Closure and impairment charges were $2.2 million for the nine months ended September 30, 2015, comprised of $1.5 million of closure charges and $0.7 million of impairment charges. Approximately $1.1 million of closure charges related to two IHOP franchise restaurants closed during 2015, with approximately $0.3 million related to adjustments for IHOP and Applebee's restaurants closed in prior periods. Closure and impairment charges were $1.0 million for the nine months ended September 30, 2014 comprised of closure charges of $0.8 million and impairment charges of $0.2 million. There were no individually significant items in these charges.

During the nine months ended September 30, 2015, we performed assessments of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing the assessments. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets. No such indicators were noted.

Gain/Loss on Disposition of Assets

In July 2015, we completed the refranchising and sale of related restaurant assets of 23 Applebee’s company-operated restaurants in the Kansas City area. We received gross proceeds of approximately $9 million from the sale and recognized a gain of approximately $2 million on the transaction. There were no other individually significant asset dispositions during the three and nine months ended September 30, 2015 and 2014, respectively.

Provision for Income Taxes

Our effective tax rate was 38.7% for the three months ended September 30, 2015 as compared to 36.5% for the three months ended September 30, 2014. Our effective tax rate was 38.4% for the nine months ended September 30, 2015 as compared to 37.8% for the nine months ended September 30, 2014. The effective tax rates for the three and nine months ended September 30, 2014 were lower than the corresponding 2015 periods due to the timing of a favorable state return-to-provision adjustment which was recorded in the third quarter of 2014.

Liquidity and Capital Resources

At September 30, 2015, our outstanding long-term debt consisted of $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”). We also have a revolving financing facility consisting of Series 2014-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a private securitization transaction pursuant to which substantially all of our domestic revenue-generating assets and our domestic intellectual property are held by certain special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. At September 30, 2015, our leverage ratio was 4.74x (see Exhibit 12.1). Our leverage ratio has been less than 5.25x for each quarterly period since the Notes were issued and accordingly, no payments of principal have been required.

The Variable Funding Notes were not drawn upon at September 30, 2015 and we have not drawn on them since issuance. At September 30, 2015, $8.4 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $91.6 million of Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

Failure to maintain a prescribed DSCR can trigger a Cash Trapping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event as described below. In a Cash Trapping Event, the Trustee is required to retain a certain percentage of excess Cash Flow (as defined) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. Key DSCRs are as follows:

•DSCR less than 1.75x but equal to or greater than 1.50x - Cash Trapping Event, 50% of Net Cash Flow
•DSCR less than 1.50x - Cash Trapping Event, 100% of Net Cash Flow
•DSCR less than 1.30x - Rapid Amortization Event
•DSCR less than 1.20x - Manager Termination Event
•DSCR less than 1.10x - Default Event

Our DSCR for the reporting period ended September 30, 2015 was 5.21x (see Exhibit 12.1).

Dividends

During the nine months ended September 30, 2015, we paid dividends on common stock of $49.8 million, representing the dividends declared in the fourth quarter of 2014 and the first and second quarters of 2015. On July 30, 2015, our Board of Directors declared a third quarter 2015 cash dividend of $0.875 per share of common stock. This dividend was paid on October 9, 2015 to stockholders of record at the close of business on September 11, 2015.

On October 1, 2015, the Board of Directors approved a 5% increase in the Company's quarterly cash dividend to $0.92 per share of common stock. This fourth quarter 2015 dividend will be paid on January 8, 2016 to stockholders of record at the close of business on December 11, 2015.

We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors.

Share Repurchases

In October 2014, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $100 million of DineEquity common stock (the “$100MM Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The $100MM Repurchase Program, as approved by the Board of Directors, did not require the repurchase of a specific number of shares and could be terminated at any time. During the nine months ended September 30, 2015, we repurchased 489,504 shares of common stock at a cost of $50.0 million under the $100MM Repurchase Program. As of September 30, 2015, we have repurchased a cumulative total of 509,839 shares of common stock under the $100MM Repurchase Program at a total cost of $52.0 million. As of September 30, 2015, a total of $48.0 million was remaining under the $100MM Repurchase Program.

On October 1, 2015, our Board of Directors terminated the $100MM Repurchase Program and approved a new stock repurchase program authorizing us to repurchase up to $150 million of DineEquity common stock.

We evaluate repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors.

Cash Flows

In summary, our cash flows for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended
	September 30,
	2015	2014	Variance
	(In millions)
Net cash provided by operating activities	$70.6	$102.4	$(31.8)
Net cash provided by investing activities	21.2	5.4	15.8
Net cash used in financing activities	(89.9)	(81.0)	(8.9)
Net increase in cash and cash equivalents	$1.9	$26.8	$(24.9)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2015 decreased $31.8 million compared to the nine months ended September 30, 2014. Net income for the nine months ended September 30, 2015 increased compared to the same period of 2014, primarily due to lower interest expense resulting from the refinancing of our long-term debt in the fourth quarter of 2014 and an increase in gross profit, partially offset by an increase in G&A expenses. However, net changes in working capital used cash of $25.2 million during the first nine months of 2015 compared to providing cash of $28.0 million during the first nine months of 2014, an unfavorable variance of $53.2 million.

The unfavorable variance in working capital changes was primarily due to the timing of interest payments on long-term debt, the timing of advertising and other marketing-related accruals and higher income tax payments. Our Notes require quarterly interest payments, whereas interest payments on a significant portion of our old long-term debt were required semi-annually in April and October. We had approximately 25 days of interest accrued at September 30, 2015 as compared to five months of interest accrued at September 30, 2014. This timing negatively impacted the change in working capital by $28.3 million. The timing of advertising and other marketing-related accruals adversely impacted working capital by $18.0 million. These accruals were unusually high at September 30, 2014 due to the increase in advertising activity related to the agreement with a large majority of IHOP franchisees to increase the advertising contribution as a percentage of gross sales effective June 30, 2014 as discussed under “Results of Operations - Franchise Operations” above.

Additionally, we made higher estimated income tax payments in 2015 compared to 2014. Our estimated tax payments during the nine months ended September 30, 2014 were lower relative to that period's current tax provision in anticipation that deductible expenses related to our refinancing of long-term debt would be incurred in the latter half of 2014. The higher tax payments in 2015 had an unfavorable impact on both the change in working capital and total cash from operations.

Investing Activities

Investing activities provided net cash of $21.2 million for the nine months ended September 30, 2015. Principal receipts from notes, equipment contracts and other long-term receivables of $16.5 million and proceeds from sales of assets of $10.8 million were partially offset by $5.8 million in capital expenditures. Capital expenditures are expected to be approximately $8 million for fiscal 2015.

Financing Activities

Financing activities used net cash of $89.9 million for the nine months ended September 30, 2015. Cash used in financing activities primarily consisted of repurchases of our common stock totaling $50.0 million, cash dividends on our common stock totaling $49.8 million and repayments of capital lease and financing obligations of $9.7 million. Cash provided by financing activities primarily consisted of a decrease in restricted cash of $10.0 million and a net cash inflow of approximately $9.5 million related to equity compensation awards.

Cash and Cash Equivalents

At September 30, 2015, our cash and cash equivalents totaled $105.9 million, including $42.1 million of cash held for gift card programs and advertising funds.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowing capacity under our Variable Funding Notes will be adequate to meet our liquidity needs for the next twelve months.

Free Cash Flow

We define “free cash flow” for a given period as cash provided by operating activities, plus net receipts from notes and equipment contract receivables, less additions to property and equipment. We believe this information is helpful to investors to determine our cash available for general corporate purposes and for the return of cash to stockholders pursuant to our capital allocation strategy, and is the same measure used by management for these purposes.

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Nine Months Ended
	September 30,
	2015	2014	Variance
	(In millions)
Cash flows provided by operating activities	$70.6	$102.4	$(31.8)
Net receipts from notes and equipment contracts receivable	10.8	5.1	5.7
Additions to property and equipment	(5.8)	(5.5)	(0.3)
Free cash flow	$75.6	$102.0	$(26.4)
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
The decline in free cash flow for the nine months ended September 30, 2015 compared to the same period of the prior year is primarily due to the decrease in cash from operating activities discussed above, partially offset by an increase in receipts from notes and equipment contracts receivable due to the early repayment of several equipment notes.
Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. During the nine months ended September 30, 2015, there were no significant changes in our estimates and critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
June 29, 2015 – July 26, 2015(a)	165	$101.22	—	$63,000,000
July 27, 2015 – August 23, 2015(b)	146,991	$103.75	144,614	$48,000,000
August 24, 2015 – September 27, 2015(a)	1,218	$94.09	—	$48,000,000
Total	148,374	$103.67	144,614	$48,000,000

(a) These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations arising upon vesting of restricted stock awards.
(b) These amounts include 2,377 shares owned and tendered by employees at an average price of $104.01 to satisfy tax withholding obligations arising upon vesting of restricted stock awards during the fiscal month ended August 23, 2015.
(c)   In October 2014, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $100 million of DineEquity common stock (the “$100MM Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The $100MM Repurchase Program, as approved by the Board of Directors, did not require the repurchase of a specific number of shares and could be terminated at any time. On October 1, 2015, our Board of Directors terminated the $100MM Repurchase Program and approved a new stock repurchase program authorizing us to repurchase up to $150 million of DineEquity common stock, which is not reflected in these amounts.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to Registrant's Form 8-K filed on December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K filed on June 2, 2008 is incorporated herein by reference).
*†10.1	DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement - Employees
*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended September 30, 2015 and Leverage Ratio as of September 30, 2015.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

Dated:	October 29, 2015	By:	/s/ Julia A. Stewart
Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	October 29, 2015	By:	/s/ Thomas W. Emrey
Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

Dated:	October 29, 2015	By:	/s/ Greggory Kalvin
Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)