Form 10-K
period 2015-12-31
DineEquity, Inc
filed 2016-02-24
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015: $1.7 billion.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 19, 2016
Common Stock, $.01 par value	18,528,346
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 17, 2016 (the “2016 Proxy Statement”) are incorporated by reference into Part III.

DINEEQUITY, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

Cautionary Statement Regarding Forward-Looking Statements

Statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors,” as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the United States Securities and Exchange Commission. The forward-looking statements contained in this report are made as of the date hereof and the Company assumes no obligation to update or supplement any forward-looking statements.

Fiscal Year End

We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this annual report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 53 calendar weeks in our 2015 fiscal year ended January 3, 2016; our fiscal 2015 fourth quarter contained 14 calendar weeks. There were 52 calendar weeks in our 2014 and 2013 fiscal years, which ended on December 28, 2014 and December 29, 2013, respectively.

PART I

Item 1.    Business
DineEquity, Inc., together with its subsidiaries (referred to as the “Company,” “DineEquity,” “we,” “our” and “us”), owns and franchises the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry, and owns, franchises and operates the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's and IHOP restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees or by us. As of December 31, 2015, 99% of our 3,716 restaurants across both brands were franchised. We believe this highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of free cash flow performance, as compared to owning a significant number of company-operated restaurants.
We generate revenue from four operating segments, comprised of:

•	Franchise operations - primarily royalties, fees and other income from 2,033 Applebee’s® franchised restaurants and 1,672 IHOP® franchised and area licensed restaurants;

•	Rental operations - primarily rental income derived from lease or sublease agreements covering 696 IHOP franchised restaurants and one Applebee’s franchised restaurant;

•	Company restaurant operations - retail sales from 11 IHOP company-operated restaurants; and

•
Financing operations - primarily interest income from approximately $96 million of receivables for equipment leases and franchise fee notes generally associated with IHOP franchised restaurants developed before 2003.

Most of our revenue is derived from domestic sources within these four operating segments, with approximately 91% of our total 2015 revenues being generated from our franchise and rental operations. Revenue derived from all international operations comprised less than 3% of total consolidated revenue for the year ended December 31, 2015. At December 31, 2015, there were no long-lived assets located in international countries. See Note 18, Segment Reporting, of the Notes to the Consolidated Financial Statements included in this report for additional segment information.
This report should be read in conjunction with the cautionary statements under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements.”
Our Key Strategies
We are focused on generating strong free cash flow and returning a substantial portion of it to stockholders. To build value, we seek to maximize our business by focusing on the following key strategic priorities:
•Innovate and evolve strong brands;
•Facilitate franchisee restaurant development; and
•Maintain strong financial discipline.
Our fundamental approach to brand building centers on a strategic combination of initiatives to continually innovate and evolve both brands. These initiatives include menu innovation, effective maximization of advertising and media, expanding our digital and social marketing presence, maintaining a consistent level of operational excellence, and creating new prototypes, remodels and restaurant designs. Our shared services operating platform allows our senior management to focus on key factors that drive both our brands while leveraging the resources and expertise of our scalable, centralized support structure. As announced in September 2015, we are in the process of consolidating core Applebee's brand and franchisee support functions that had been based in Kansas City, Missouri into our Glendale, California headquarters. The consolidation will enable cross-brand collaboration that we believe will provide for faster innovation and effective implementation to the benefit of domestic and international franchisees of both brands.
Our History
The first IHOP restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company and its predecessors have engaged in the development, franchising and operation of IHOP restaurants. Prior to 2003, new IHOP restaurants were generally developed by us, and we were involved in all aspects of the construction and financing of the restaurants. We typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, we typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. We refer to this as our “Previous IHOP Business Model,” which accounts for most of the activity in our rental and financing operations.

For most IHOP restaurants opened after 2003, the franchisee is primarily responsible for the development and financing of the restaurant. In general, we no longer provide any financing with respect to the franchise fee, restaurant site or equipment. The franchise developer uses its own capital and financial resources along with third-party financial sources arranged for by the franchise developer to purchase or lease a restaurant site, build and equip the business and fund its working capital needs. We refer to this as our “Current IHOP Business Model.”
The first restaurant in what became the Applebee’s chain opened in 1980 in Decatur, Georgia. In November 2007, we completed the acquisition of Applebee's International, Inc., which comprised 1,455 franchised restaurants and 510 company-operated restaurants at the time of the acquisition. Over the next five years, we refranchised the majority of the Applebee's company-operated restaurants and realized our goal of becoming 99% franchised in each brand in October 2012. With the refranchising in July 2015 of the remaining 23 company-operated restaurants in the Kansas City, Missouri area, we have now refranchised all of the Applebee's company-operated restaurants and the Applebee's system is now 100% franchised.
Restaurant Concepts
Applebee's
We franchise Applebee’s restaurants in the bar and grill segment within the casual dining category of the restaurant industry. Each Applebee's restaurant is designed as a contemporary, friendly establishment featuring high quality, moderately-priced food, alcoholic and non-alcoholic beverage items, table service and a comfortable neighborhood atmosphere. Applebee’s features a selection of modern American grill and bar fare, such as appetizers, bar snacks, handhelds, burgers, classic entrees and lighter fare, as well as specialty cocktails, beers and desserts. Our signature value menu “2 for $20,” first introduced in 2009, sets the standard within the industry and continues to resonate with our guests. Our commitment to industry leading innovation is evident behind such product platforms as “The Pub Diet - grill and bar classics made a little better for you,” our famous “All-In Burgers,” and most recently, the introduction of our selection of handhelds - a contemporary interpretation of grill and bar sandwiches. Each of our platforms is refreshed regularly to ensure that we are meeting the ever-changing tastes and preferences of our guests so that they will choose to make Applebee’s their place, every day.
As of December 31, 2015, 58 franchise groups operated 2,033 Applebee’s franchise restaurants. These restaurants were located in 49 states within the United States, in two United States territories and in 15 countries outside of the United States. Applebee's was the largest casual dining concept in the United States in terms of 2014 system-wide sales(1).
IHOP
We franchise, own and operate restaurants in the family dining category of the restaurant industry under the names IHOP and International House of Pancakes. IHOP restaurants feature full table service and high quality, moderately priced food and beverage offerings in an attractive and comfortable family atmosphere. Although the restaurants are best known for their award-winning pancakes, omelets and other breakfast specialties, IHOP restaurants also offer a variety of lunch, dinner and snack items. IHOP restaurants are open throughout the day and evening hours. Over half of our IHOP restaurants operate 24 hours a day, seven days a week, with 205 additional restaurants operating 24 hours a day for some portion of the week. In June 2015, we launched our first IHOP logo change in more than 20 years, as part of our ongoing commitment to evolve the look and feel of our brands. The new logo features our recognizable blue and red color scheme, updated with a new, modern look featuring a prominent smile. The new design was named one of the Top 10 Logo Changes of 2015 by Time Magazine. We continue to innovate and simplify our menu, combining new, limited-time items with an update to the core menu several times a year, introducing new items such as handcrafted Double-Dipped French Toast and Criss-Croissants.TM
As of December 31, 2015, 339 franchise groups operated 1,672 IHOP franchise and area license restaurants. These restaurants were located in all 50 states within the United States, in the District of Columbia, in three United States territories and in nine countries outside of the United States. We operated 10 restaurants in the Cincinnati, Ohio area, and we may also operate, on a temporary basis until refranchised, IHOP restaurants that we re-acquire for a variety of reasons from IHOP franchisees. There was one such restaurant included in total company-operated restaurants as of December 31, 2015. IHOP was the largest family dining concept in the United States in terms of 2014 system-wide sales(1).
See Item 2, Properties, for the geographic location of all Applebee’s and IHOP restaurants.

__________________________________________________________________
(1) Source: Nation's Restaurant News, "Special Report: Top 100," June 15, 2015.

Franchising

Franchisee Relationships

We highly value good relationships with our IHOP and Applebee's franchisees and strive to maintain positive working relationships with our franchisees. For several years, IHOP and Applebee’s franchisees have operated their own representative advisory groups. These groups provide a forum for franchisees to share demonstrated best practices, offer counsel and review successful strategies, while working side-by-side with management of the Applebee's and IHOP brands. Applebee’s sponsors its Franchise Brand Council (“FBC”), which consists of eight franchisee representatives. One franchisee representative, the founder of Applebee's, is a member for life, while the other franchisee representatives are elected by our franchisees. IHOP sponsors its Franchise Leadership Council (“FLC”), an elected and appointed body of 13 IHOP franchisees. The Applebee's FBC and the IHOP FLC assist Applebee's and IHOP senior management in key areas of the business, including franchise marketing, menu development, information technology, operations and innovation.
Franchise Agreements and Fees
Generally, franchise arrangements for Applebee's restaurants consist of a development agreement and separate franchise agreements for each restaurant. Development agreements grant to the franchise developer the exclusive right to develop Applebee's restaurants within a designated geographical area over a specified period of time. The term of a domestic development agreement is generally 20 years. The development agreements typically provide for initial development periods of one to five years as agreed upon by the Company and the franchisee. At or shortly prior to the completion of the initial development schedule or any subsequent supplemental development schedule, the Company and the franchisee generally execute supplemental development schedules providing for the development of additional Applebee's restaurants in the franchise developer's exclusive territory.
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
Under the Current IHOP Business Model, a potential franchisee first enters into either a single-restaurant franchise agreement or a multi-restaurant development agreement with us and, upon completion of a prescribed approval procedure, is primarily responsible for the development and financing of one or more new IHOP franchised restaurants.
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
In limited instances, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for specified periods of time in order to assist them in either establishing or reinvigorating their businesses.
We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to make required payments when due or failure to adhere to specified Company policies and standards.

Advertising Fees
We currently require domestic franchisees of Applebee's restaurants to contribute 3.25% of their gross sales to a national advertising fund, which funds the development of national promotions, television and radio commercials and print advertising materials. Applebee's franchisees are also required to spend at least 0.5% of their gross sales on local marketing and promotional activities. Under the current Applebee's franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales.
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
The local IHOP advertising cooperatives have historically used advertising fees for various local marketing programs. The IHOP NAF is primarily used for buying media and national advertising and also for the production of advertising. The IHOP NAF is also used to defray certain expenses associated with our marketing and advertising functions. Beginning in 2005, and every year thereafter, we and the IHOP franchisees agreed to reallocate portions of the local advertising fees to purchase national broadcast, syndication and cable television time in order to reach our target audience more frequently and more cost effectively.
During 2014, we and franchisees whose restaurants contribute a large majority of total annual contributions to the IHOP NAF entered into an amendment to their franchise agreements that increased the advertising contribution percentage of those restaurants' gross sales. Pursuant to the amendment, for the period from June 30, 2014 to December 31, 2014, 2.74% of each participating restaurant's gross sales was contributed to the IHOP NAF and 0.76% was contributed to local advertising cooperatives. For the period from January 1, 2015 to December 31, 2017, 3.50% of each participating restaurant's gross sales will be contributed to the IHOP NAF with no significant contribution to local advertising cooperatives. Any 2015 contributions to local advertising cooperatives not spent as of March 31, 2016 will be reallocated to the IHOP NAF for use in 2016. The amended advertising contribution percentage is also applicable to all new franchise agreements and to IHOP company-operated restaurants.
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
As of December 31, 2015, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 152 IHOP restaurants. The area licensee for the province of British Columbia, Canada operated or sub-franchised a total of 13 IHOP restaurants. The area license for British Columbia expires in 2026. The area license for Florida and Georgia expires in 2102.
Other Franchise-related Revenues and Fees

Approximately 88% of franchise segment revenue for the year ended December 31, 2015 consisted of Applebee's and IHOP royalties and IHOP advertising revenue. Most of the remaining 12% consisted of sales of proprietary products (primarily IHOP pancake and waffle dry-mixes), franchise fees and software maintenance and support fees. Depending on circumstances, we may seek to recover a portion of any royalties and fees lost due to early termination of a franchise agreement; however, not all franchise restaurant closures necessarily result in our receipt of such fees.

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
Domestic and International Franchise Restaurant Development
Each franchisee is responsible for selecting the site for each new restaurant. We may consult with franchisees when they are selecting appropriate sites, and any selection made by a franchisee is subject to our approval. We also conduct a physical inspection, review any proposed lease or purchase agreement for compliance with our requirements and may make available to franchisees demographic and other studies. We make the design specifications for a typical restaurant available to franchisees, and we retain the right to prohibit or modify the use of any set of plans.
As of December 31, 2015, the Applebee’s development agreements in place call for the anticipated opening of a combined total of 72 domestic restaurants and 35 international restaurants over the next six years.
As of December 31, 2015, we had signed commitments from IHOP franchisees to build 322 IHOP restaurants over the next 17 years, comprised of seven restaurants under single restaurant or non-traditional development agreements, 175 restaurants under domestic multi-restaurant development agreements and 140 restaurants under international development agreements. The signed agreements include options to build an additional 55 restaurants over the next 14 years, primarily under domestic multi-restaurant development agreements.
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
Composition of Franchise Systems

As of December 31, 2015, there were 32 Applebee’s franchisees that owned a total of 1,878 domestic Applebee's franchise restaurants. The number of domestic restaurants held by an individual franchisee ranged from one restaurant to 484 restaurants. As of December 31, 2015, there were 26 franchisees that owned a total of 155 international Applebee's franchise restaurants. The number of international restaurants held by an individual franchisee ranged from one restaurant to 19 restaurants. Our five largest Applebee’s franchisees owned 50% of the total 2,033 Applebee's franchise restaurants.

As of December 31, 2015, there were 323 franchisees that owned a total of 1,593 domestic IHOP franchise restaurants, including 141 franchisees that each own one franchise restaurant. The largest individual IHOP franchisee owned 290 domestic restaurants. As of December 31, 2015, there were 16 franchisees that owned a total of 79 international IHOP franchise restaurants. The number of international restaurants held by an individual franchisee ranged from one restaurant to 13 restaurants. Our five largest IHOP franchisees owned 28% of the total 1,672 IHOP franchise restaurants.

Company-Operated Restaurants
As of December 31, 2015, we operated 10 IHOP restaurants located in the Cincinnati, Ohio market area and we did not operate any Applebee's restaurants. Additionally, from time to time, we have reacquired restaurants from franchisees for a variety of reasons. In most cases we have been able to quickly refranchise these restaurants to new franchisees. When reacquired restaurants are not quickly refranchised, we typically operate the reacquired restaurants until they can be refranchised. These temporarily reacquired restaurants may require investments in remodeling and rehabilitation before they can be refranchised. As a result, our reacquired restaurants may incur operating losses for some period of time. At December 31, 2015, we operated one such reacquired IHOP restaurant.
Supply Chain
In February 2009, Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”), an independent cooperative entity, was formed by us and franchisees of Applebee's and IHOP domestic restaurants. CSCS has been appointed as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. We (as operator of 11 company restaurants as of December 31, 2015) are a member of CSCS and have committed to purchase substantially all goods, equipment and distribution services for company-operated restaurants through the CSCS supply chain program. As of December 31, 2015, 100% of Applebee's domestic franchise restaurants and 99% of IHOP domestic franchise restaurants were members of CSCS.
CSCS combines the purchasing volume for goods, equipment and distribution services within and across the Applebee's and IHOP concepts. Its mission is to achieve for its members the benefit of continuously available goods, higher quality equipment and distribution services in adequate quantities at the lowest possible sustainable prices. We do not control CSCS but do have contractual rights associated with supplier certification, quality assurance and protection of our intellectual property. The operations of CSCS are funded by a separately stated administrative fee added to one or more products purchased by operators.
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
Applebee's competes in the casual dining segment against national and multi-state restaurant chains such as Olive Garden, Chili's, Buffalo Wild Wings, Outback Steakhouse and Red Lobster, among others, as well as fast-casual restaurant chains. In addition, there are many independent restaurants across the country in the casual dining segment. Amongst our competitors, Applebee's is the largest casual dining concept in the United States in terms of 2014 system-wide sales(1).
IHOP competes in the family dining segment against national and multi-state restaurant chains such as Denny's, Cracker Barrel Old Country Store, Golden Corral, Waffle House and Bob Evans Restaurants. IHOP also faces competition from QSR restaurant chains and fast-casual restaurant chains that serve breakfast. In addition, there are many independent restaurants and diners across the country in the family dining segment. Amongst our competitors, IHOP is the largest family dining concept in the United States in terms of 2014 system-wide sales(1).
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

___________________________________________________________________
(1) Source: Nation's Restaurant News, "Special Report: Top 100," June 15, 2015.

Trademarks and Service Marks
We and our affiliates have registered certain trademarks and service marks with the United States Patent and Trademark Office and various international jurisdictions, including “DineEquity®” and “Great Franchisees. Great Brands.®” We own trademarks and service marks used in the Applebee's system, including various logos and the trademarks “Applebee's®,” “Applebee's Neighborhood Grill & Bar®” and variations of each. In addition, we own trademarks and service marks used in the IHOP system, including various logos and the trademarks “IHOP®,” “International House of Pancakes®” and variations of each.
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
Information Technology
We utilize third-party point of sale systems, kitchen data systems, and back-of-the house systems for accounting, labor and inventory management in our company restaurants.  In addition, we have several consumer-facing technology initiatives focused on improving our customers' experience. Sales and product mix information is transmitted to our restaurant support centers on a daily basis and this information supports our operations and marketing initiatives.  We mitigate the potential impact from operational interruption of our information technology systems through a disaster recovery plan that is updated on a regular basis. We believe that technology is and will continue to be a key component of our long-term plans and are committed to providing system stability and targeted innovation.  Our use of technology, particularly in terms of managing electronic payments and confidential information, also represents security and operational risks that we must manage and may result in additional costs incurred.

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
Seasonality
We do not consider our operations to be seasonal to any material degree. We do experience a slight increase in system-wide sales in the first quarter due to redemptions of gift cards sold during the December holiday season. Over the past five years, 26% of our annual system-wide sales (retail sales reported to us by our franchisees plus sales at our company-operated restaurants) occurred in the first quarter of the fiscal year. Sales at restaurants owned by franchisees are not attributable to the Company.
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
Each restaurant is subject to licensing and regulation by a number of governmental authorities, which may include liquor license authorities (primarily in the case of Applebee's restaurants), health, sanitation, safety, fire, building and other agencies in the state or municipality in which the restaurant is located. We are also subject to new laws and regulations, which may vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling.
More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent the development of new restaurants in particular areas.
Various federal and state labor laws govern our relationship with employees and our franchisees' relationship with their own employees. These include such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or increased tax reporting and tax payment requirements with respect to employees who receive gratuities could be detrimental to the economic viability of our and our franchisees' restaurants.
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
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 are far-reaching and are intended to expand access to health insurance coverage over time by adjusting the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The laws include a requirement that most individuals obtain health insurance coverage beginning in 2014 and a requirement that certain large employers offer coverage to their employees or pay a financial penalty. We expect that our health insurance coverage expenses, and the health insurance coverage expenses of our franchisees, will increase over the long term as a result of these laws, and any such increases could adversely affect our business, cash flows, financial condition and results of operations.
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
Employees
At December 31, 2015, we had approximately 975 employees, of whom approximately 500 were full-time, non-restaurant, corporate personnel. Our employees are not presently represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our relations with employees are good. Our franchisees are independent business owners and their employees are not our employees. Therefore, their employees are not included in our employee count.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after electronically filing such material with the SEC. The SEC maintains an Internet site that contains periodic reports, proxy and information statements and other information regarding our filings at www.sec.gov. In addition, the public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document.

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

Our business is affected by general economic conditions that are largely out of our control.  Our business is dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee's or IHOP restaurants. If our customers' disposable income available for discretionary spending is reduced (because of circumstances such as job losses, credit constraints, higher housing costs, increased tax rates, energy costs, interest rates or other costs) or if the perceived wealth of customers decreases (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our business could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or choose alternatives to dining out. Any decreases in customer traffic or average value per transaction due to these or other reasons could reduce gross sales at franchise restaurants, resulting in lower royalty and other payments from franchisees and reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments when they are due and to develop new restaurants as may be required in their respective development agreements.

Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. As of December 31, 2015, certain of our indirect, wholly-owned subsidiaries had approximately $1.3 billion of long-term debt. In addition, we had approximately $0.1 billion in financing and capital lease obligations as of December 31, 2015. Our level of indebtedness could have important consequences to our financial health. For example, it could:

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

The terms of the securitized debt issued by certain of our indirect, wholly-owned subsidiaries have restrictive terms and the failure to comply with such restrictive terms could put us in default, which would have an adverse effect on our business and prospects. Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of the securitized debt issued by certain of our indirect, wholly-owned subsidiaries. For example, the indenture entered into by such subsidiaries in connection with the securitized debt contains covenants that limit the ability of certain of our wholly-owned subsidiaries to, among other things: sell assets; alter the business conducted by such subsidiaries; engage in mergers or acquisitions; declare dividends or redeem or purchase certain equity interests; incur, assume or permit to exist additional indebtedness or guarantees; make loans and investments; incur liens; and enter into transactions with affiliates other than on an arms-length basis. These covenants are applicable only to the securitization subsidiaries and do not apply to any of DineEquity, Inc., International House of Pancakes, LLC or Applebee’s International, Inc. as these entities are not a party to the indenture. A breach of a covenant could result in a rapid amortization event or default under the securitized debt.

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

We are heavily dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.  We rely heavily on information systems across our operations, including, for example, point-of-sale processing in our and our franchisees' restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, fraudulent manipulation of sales reporting from our restaurants resulting in loss of sales and royalty payments, or a breach in security of these systems could be harmful and cause delays in customer service and reduce efficiency in our operations. Significant capital investments might be required to remediate any problems.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our employee and business relationships, all of which could subject us to loss and harm our brands. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information about our customers, franchisees, vendors and employees. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Primary risks that could directly result from the occurrence of a cyber incident include (i) exposure of confidential data about our customers, franchisees, vendors and employees, (ii) damage to the reputation of our brands (iii) damage to our relationship with our franchisees and (iv) interruption of our business.

As a merchant and service provider of point of sale related services, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the Payment Card Industry Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. Despite our information security measures and our efforts to comply with PCI DSS guidelines, we cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks or security breaches from known malware or malware that may be developed in the future.

Our use of personally identifiable information is regulated by international, federal and state laws, as well as by certain third-party agreements. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws and regulations, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of federal and state laws and payment card industry regulations. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations.

Factors outside our control may harm our brands' reputations.  The success of our restaurant business is largely dependent upon brand recognition and the strength of our franchise systems. The continued success of our franchisees and our company-operated restaurants will be directly dependent upon the maintenance of a favorable public view of the Applebee's and IHOP brands. Negative publicity (e.g., crime, scandal, litigation, on-site accidents and injuries or other harm to customers, food-borne illness) at a single Applebee's or IHOP location can have a substantial negative impact on the operations of all restaurants within the Applebee's or IHOP system. Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, but particularly regarding food quality, food-borne illness, food tampering, obesity, injury or other health concerns with respect to certain foods, regardless of whether such claim is accurate or valid. The risk of food-borne illness or food tampering cannot be completely eliminated. Any outbreak of food-borne illness or other food-related incidents attributed to Applebee's or IHOP restaurants or within the food service industry or any widespread negative publicity regarding the Applebee's or IHOP brands or the restaurant industry in general could harm our reputation. Even where such food-related incidents occur solely at restaurants of our competitors or within the industry, our sales could be adversely affected as a result of negative publicity about the restaurant industry generally. Although the Company maintains liability insurance, and each franchisee is required to maintain liability insurance pursuant to its franchise agreements, a liability claim could injure the reputation of all Applebee's or IHOP restaurants, whether or not it is ultimately successful.

Declines in our financial performance could result in impairment charges in future periods.   United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions as to same-restaurant sales trends, future development plans and brand-enhancing initiatives, among other things. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. As of December 31, 2015, our total stockholders' equity was $267.2 million. A significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could result in a deficit balance in stockholders' equity. While such a deficit balance would not create an event of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.

Many factors, including those over which we have no control, affect the trading volatility and price of our stock. Many factors, in addition to our operating results, may have an impact on the trading volatility and price of our common stock. These factors include general economic and market conditions, publicity regarding us, our competitors, or the restaurant industry generally, changes in financial estimates by securities analysts, changes in financial or tax reporting and accounting principles or practices, trading activity in our common stock, and the impact of our capital allocation initiatives, including any future stock repurchase programs or dividend declarations. A number of these factors are outside of our control, and any failure to meet market expectations whether for sales growth, earnings per share or other metrics could cause our share price to decline.

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

Our business strategy may not achieve anticipated results. We expect to continue to apply a business strategy that includes, among other things: (i) operation of a 99% franchised restaurant system; (ii) the maintenance of a purchasing cooperative that procures products and services for our Applebee's and IHOP restaurants; (iii) the possible introduction of new restaurant concepts; and (iv) the continued implementation of a shared service model across the brands for various functions, including legal, human resources, communications, quality assurance, information technology, finance and centers of excellence in consumer insights/brand analytics, development and operations support. There can be no assurance that the business strategy we apply to one franchise system will be suitable or will achieve results similar to the application of such business strategy to the other franchise system. In addition, our operational improvement, purchasing and other strategic initiatives may not be successful or achieve the desired results. In particular, there can be no assurance that the existing franchisees or prospective new franchisees will respond favorably to such initiatives.

Our performance is subject to risks associated with the restaurant industry, including the highly competitive nature of the industry. We derive a substantial portion of our revenues in the form of royalties based on a percentage of the gross sales of our franchised restaurants. Sales and profitability of these restaurants and, in turn, payments we receive from our franchisees may be negatively impacted by a number of factors, some of which are outside of our control. These factors include:

•
declines in comparable-restaurant sales growth rates due to: (i) failing to meet or adequately adapt to changing customers' expectations for the quality of food and taste or to innovate new menu items to retain the existing customer base and attract new customers; (ii) competitive intrusions in our markets; (iii) opening new restaurants that cannibalize the sales of existing restaurants; (iv) failure of national or local marketing to be effective; (v) weakening national, regional and local economic conditions; and (vi) natural or man-made disasters or adverse weather conditions;

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

•	the inability to operate effectively in new and/or highly competitive geographic regions or local markets in which our franchisees have limited operating experience.

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

We may experience shortages or interruptions in the supply or delivery of food and other products from third parties or in the availability of utilities. Our franchised and company-operated restaurants are dependent on frequent deliveries of fresh produce, food, beverage and other products. This subjects us to the risk of shortages or interruptions in food and beverage supplies which may result from a variety of causes including, but not limited to, shortages due to adverse weather, labor unrest, political unrest, terrorism, outbreaks of food-borne illness, disruption of operation of production facilities, the financial difficulties (including bankruptcy) of our suppliers or other unforeseen circumstances. Such shortages could adversely affect our revenue and profits. The inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the payments we receive from our franchisees or our pancake and waffle dry mix distributors or the profits generated by our company-operated restaurants. In addition, interruptions to the availability of gas, electric, water or other utilities may adversely affect our operations.

Our inability to effectively manage or forecast appropriate inventory levels may adversely affect our business. Effective management of inventory levels depends, in part, on our ability to anticipate and respond in a timely manner to changing consumer demand and preferences. From time to time, we may carry excessive inventory resulting from menu events that vary from forecasted demand which may result in financial loss to the Corporation and/or to our franchisees. Conversely, if we underestimate demand, we may experience inventory shortages which may result in lost revenues.

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

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our brands, exposure of personally identifiable information, fraud, and use of outdated information. The inappropriate use of social media vehicles by our franchisees and their employees, guests, our employees or others in the general public could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. These efforts pose a variety of other risks, as discussed above under the heading: “The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our employee and business relationships, all of which could subject us to loss and harm our brands.”

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

We face a variety of risks associated with doing business with franchisees and vendors in international markets. Our expansion into international markets could create risks to our brands and reputation. We believe that we have selected high-caliber international franchisees with significant experience in restaurant operations. However, the ultimate success and quality of any franchise restaurant rests with the franchisee.

There is no assurance that our international operations will be profitable or that international growth will continue. Our international operations are subject to all of the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, international currency fluctuations, terrorism, and differing cultures and consumer preferences.

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

Third-party claims with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues. We regard our service marks and trademarks related to our restaurant businesses as having significant value and being important to our marketing efforts. To protect our restaurants and services from infringement, we rely on contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws. We have registered certain trademarks and service marks in the United States and international jurisdictions; however, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate.

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

Our failure or the failure of our franchisees to comply with federal, state and local governmental regulations may subject us to losses and harm our brands.  We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), along with the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including tip credits, working conditions, safety standards and immigration status. In 2014, the general counsel’s office of the National Labor Relations Board issued complaints naming McDonald’s Corporation as a joint employer of workers at its franchisees for alleged violations of the Fair Labor Standards Act. There can be no assurance that other franchisors will not receive similar complaints in the future which may result in legal proceedings based on the actions of its franchisees. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. We continue to accommodate the various parts of the Patient Protection and Affordable Care Act and the regulations issued thereunder on our business as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

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

In addition, we are subject to laws and regulations, which vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation. In connection with the continued operation or remodeling of certain restaurants, we or our franchisees may be required to expend funds to meet federal, state, local and international regulations. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such laws could have an adverse effect on our results of operations.

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

Approximately 99% of our restaurants are owned and operated by our franchisees and, as a result, we are highly dependent upon our franchisees. All Applebee’s and nearly all IHOP restaurants are owned and operated by our franchisees. As a result, we receive less revenue from company restaurant sales than in prior years and any increase in general and administrative expenses may have a greater proportional impact on our financial condition and business results. While our franchise agreements are designed to maintain brand consistency, the significant percentage of franchised-operated restaurants may expose us to risks not otherwise encountered if we maintained ownership and control of the restaurants. If the franchisee does not successfully operate its restaurants in a manner consistent with our standards, or customers have negative experiences due to issues with food quality or operational execution, our brand values could suffer, which could have an adverse effect on our business. Additional risks include franchisee defaults on their obligations to us arising from financial or other difficulties encountered by them including personal financial risks unrelated to their franchisee activities, such as:

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

Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater credit risk.  As of December 31, 2015, Applebee's franchisees operated 1,878 Applebee's restaurants in the United States, representing 100% of the Applebee's restaurants in the United States. Of those restaurants, the ten largest Applebee's franchisees owned 1,345 restaurants, representing 72% of all franchised Applebee's restaurants in the United States. The largest Applebee's franchisee owned 484 restaurants, representing 26% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of credit risk with respect to such franchisees because their financial obligations to us are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experiences financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements including payments to us and the maintenance and improvement of its restaurants. If any of these franchisees are subject to bankruptcy or insolvency proceedings, a bankruptcy court may prevent the termination of the related franchise agreements and development agreements. Any franchisee that is experiencing financial difficulties may also be unable to participate in implementing changes to our business strategy. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with its other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.

We are subject to credit risk from our IHOP franchisees operating under our Previous IHOP Business Model, and a default by these franchisees may negatively affect our cash flows.  Of the 1,441 IHOP restaurants subject to domestic franchise agreements as of December 31, 2015, slightly less than half operate under the Previous IHOP Business Model. The Company was involved in all aspects of the development and financing of the IHOP restaurants established prior to 2003. Under the Previous IHOP Business Model, the Company typically identified and leased or purchased the restaurant sites, built and equipped the restaurants and then franchised them to franchisees. In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous IHOP Business Model include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under the building property lease/sublease agreement and our notes and equipment contract receivables, as well as outstanding franchise royalties. The additional amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous IHOP Business Model and may negatively affect our cash flows.

Franchisees may breach the terms of their franchise agreements in a manner that adversely affects our brands.  Franchisees are required to conform to specified product quality standards and other requirements pursuant to their franchise agreements in order to protect our brands and to optimize restaurant performance. However, franchisees may receive through the supply chain or produce sub-standard or non-compliant food or beverage products, which may adversely impact the reputation of our brands. Franchisees may also breach the standards set forth in their respective franchise agreements.

Franchisees are subject to potential losses that are not covered by insurance that may negatively impact their ability to make payments to us and perform other obligations under franchise agreements. Franchisees may have insufficient insurance coverage to cover all of the potential risks associated with the ownership and operation of their restaurants. A franchisee may have insufficient funds to cover future unanticipated increases in insurance premiums or losses that are not covered by insurance. Certain extraordinary hazards may not be insurable and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, there is no assurance that any loss incurred will not exceed the limits on the policies obtained, or that claim payments on such policies will be received on a timely basis, or even if obtained on a timely basis, that such payments will prevent losses to such franchisee or enable timely franchise payments. Accordingly, in cases in which a franchisee experiences increased insurance premiums or must pay claims out-of-pocket, the franchisee may not have the funds necessary to make franchise and other payments to us.

We are subject to risks associated with self-insurance for medical benefits. In January 2016, we began self-insuring our employee medical benefits. We maintain individual stop loss coverage but do not maintain coverage at an aggregate level. Our reserves are based on historical loss trends that may not correlate to actual loss experience in the future. If we experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, our reserves may prove to be insufficient and we may be exposed to significant and unexpected losses. For these and other reasons, including our inability to renew stop loss coverage at competitive rates, we are subject to risks associated with self-insurance that may have an adverse effect on Corporation’s financial condition and operating results.

In addition, access to personal medical information is regulated by federal, state and/or local laws as well as by certain third-party agreements. If our security and information systems or the systems of our third party vendors are compromised, we could be subject to costly litigation or penalties and our reputation and operations could be adversely affected.
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

Our inability or failure to execute on a comprehensive business continuity plan following a major natural disaster such as an earthquake, tornado, flood or man-made disaster, including terrorism or a cyber incident, at our corporate facilities could materially adversely impact our business. Our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our restaurant support center. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including earthquakes, tornadoes, floods and other natural or man-made disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

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

Development initiatives outside our core business could negatively impact our brands. Our business expansion into non-traditional restaurant formats, including restaurants with a smaller footprint, restaurants located in non-traditional locations, our IHOP coffee kiosk and retail product licensing for the IHOP brand could create new risks to our brand and reputation.

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

Matters involving employees at company-operated restaurants expose us to potential liability.  We are subject to United States federal, state and local employment laws that expose us to potential liability if we are determined to have violated such employment laws. Failure to comply with federal and state labor laws pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation regulations, citizenship or residency requirements, child labor requirements, sales taxes and other employment-related matters may have an adverse effect on our business or operations. In addition, employee claims based on, among other things, discrimination, harassment or wrongful termination may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such employment laws are difficult to quantify.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The table below shows the location and ownership type of Applebee's and IHOP restaurants as of December 31, 2015:

	Applebee's (a)			IHOP (a)
	Franchise	Company	Total	Franchise	Company	Area License		Total
United States
Alabama	30	—	30	20	1	—		21
Alaska	2	—	2	4	—	—		4
Arizona	28	—	28	41	—	—		41
Arkansas	11	—	11	15	—	—		15
California	121	—	121	228	—	—		228
Colorado	27	—	27	34	—	—		34
Connecticut	6	—	6	9	—	—		9
Delaware	12	—	12	7	—	—		7
District of Columbia	—	—	—	2	—	—		2
Florida	106	—	106	—	—	147	(b)	147
Georgia	73	—	73	75	—	5	(b)	80
Hawaii	—	—	—	5	—	—		5
Idaho	12	—	12	8	—	—		8
Illinois	47	—	47	49	—	—		49
Indiana	66	—	66	23	—	—		23
Iowa	26	—	26	9	—	—		9
Kansas	34	—	34	23	—	—		23
Kentucky	37	—	37	8	1	—		9
Louisiana	17	—	17	31	—	—		31
Maine	12	—	12	2	—	—		2
Maryland	24	—	24	40	—	—		40
Massachusetts	27	—	27	18	—	—		18
Michigan	89	—	89	23	—	—		23
Minnesota	58	—	58	9	—	—		9
Mississippi	21	—	21	15	—	—		15
Missouri	58	—	58	29	—	—		29
Montana	8	—	8	5	—	—		5
Nebraska	18	—	18	5	—	—		5
Nevada	14	—	14	24	—	—		24
New Hampshire	14	—	14	6	—	—		6
New Jersey	60	—	60	43	—	—		43
New Mexico	20	—	20	21	—	—		21
New York	115	—	115	55	—	—		55
North Carolina	59	—	59	53	—	—		53
North Dakota	12	—	12	2	—	—		2
Ohio	91	—	91	24	9	—		33
Oklahoma	24	—	24	30	—	—		30
Oregon	21	—	21	7	—	—		7
Pennsylvania	81	—	81	20	—	—		20
Rhode Island	8	—	8	3	—	—		3
South Carolina	40	—	40	31	—	—		31
South Dakota	6	—	6	3	—	—		3
Tennessee	42	—	42	39	—	—		39
Texas	106	—	106	200	—	—		200
Utah	14	—	14	20	—	—		20
Vermont	3	—	3	1	—	—		1
Virginia	72	—	72	63	—	—		63
Washington	42	—	42	32	—	—		32
West Virginia	17	—	17	9	—	—		9
Wisconsin	42	—	42	15	—	—		15
Wyoming	5	—	5	3	—	—		3
Total Domestic	1,878	—	1,878	1,441	11	152		1,604

	Applebee's (a)			IHOP (a)
	Franchise	Company	Total	Franchise	Company	Area License		Total
International
Bahrain	—	—	—	1	—	—		1
Brazil	13	—	13	—	—	—		—
Canada	16	—	16	11	—	13	(b)	24
Chile	4	—	4	—	—	—		—
Costa Rica	3	—	3	—	—	—		—
Dominican Republic	1	—	1	—	—	—		—
Egypt	1	—	1	—	—	—		—
Guam	1	—	1	1	—	—		1
Guatemala	5	—	5	3	—	—		3
Indonesia	2	—	2	—	—	—		—
Jordan	1	—	1	—	—	—		—
Kuwait	7	—	7	5	—	—		5
Mexico	59	—	59	28	—	—		28
Philippines	1	—	1	7	—	—		7
Puerto Rico	5	—	5	4	—	—		4
Qatar	7	—	7	1	—	—		1
Saudi Arabia	19	—	19	1	—	—		1
St. Croix, Virgin Islands	—	—	—	1	—	—		1
United Arab Emirates	10	—	10	3	—	—		3
Total International	155	—	155	66	—	13		79
Totals	2,033	—	2,033	1,507	11	165		1,683
(a) The properties identified in this table generate revenue in our franchise, rental, company and financing operating segments.
(b) Of these restaurants, 45 in Florida, two in Georgia and 10 in Canada have been sub-licensed by the area licensee.

As of December 31, 2015, we operated 11 IHOP restaurants. We operate 10 IHOP restaurants in the Cincinnati, Ohio market area. We also are temporarily operating one reacquired IHOP restaurant in Alabama until it is refranchised. Of these restaurants, we owned the building and leased the land for five sites and leased the land and building for six sites.
Of the 1,507 IHOP restaurants operated by franchisees, 59 were located on sites owned by us, 637 were located on sites leased by us from third parties and 811 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees and 2,029 of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensees or the franchisees. We leased three sites and owned one site on which franchisee-operated Applebee's restaurants were located.
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
Under our Applebee's franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreement. Because substantially all IHOP franchised restaurants developed by us under our Previous IHOP Business Model are subleased to the franchisees, IHOP has the ability to regain possession of the subleased restaurant if the franchisee defaults in the payment of rent or other terms of the sublease.
We currently occupy our principal corporate offices and IHOP restaurant support center in Glendale, California, under a lease expiring in April 2023. The Applebee's restaurant support center was located in Kansas City, Missouri under a lease expiring in October 2021. We are in the process of consolidating core Applebee's brand and franchisee support functions that had been based in Kansas City into the Glendale facility and expect to vacate a significant portion of the Kansas City facility in the first half of 2016. We are presently evaluating alternatives, including sub-leasing, for the portion of the Kansas City facility we anticipate will be vacated.

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

Item 4.   Mine Safety Disclosure.

Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “DIN”. The following table sets forth the high and low sales prices of our common stock on the NYSE for each fiscal quarter of 2015 and 2014.

	Fiscal Year 2015		Fiscal Year 2014
	Prices		Prices
Quarter	High	Low	High	Low
First	$114.23	$100.16	$85.73	$74.21
Second	$107.55	$93.98	$82.75	$74.07
Third	$106.09	$91.32	$84.99	$74.93
Fourth	$93.22	$80.56	$103.26	$77.08

Holders

The number of stockholders of record and beneficial owners of our common stock as of February 10, 2016 was estimated to be 10,800.

Dividends on Common Stock

During the fiscal years ended December 31, 2015 and 2014 we declared and paid dividends as follows:

Year ended December 31, 2015	Declaration date	Payment date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
					(In millions)
Payment of prior year declaration	(2)	January 9, 2015	—	$0.875	$16.6
First quarter	February 24, 2015	April 10, 2015	$0.875	0.875	16.7
Second quarter	May 19, 2015	July 10, 2015	0.875	0.875	16.5
Third quarter	July 30, 2015	October 9, 2015	0.875	0.875	16.4
Fourth quarter	October 1, 2015	(3)	0.92	—	—
Total			$3.545	$3.50	$66.2

Year ended December 31, 2014
First quarter	February 25, 2014	March 28, 2014	$0.75	$0.75	$14.3
Second quarter	May 28, 2014	June 27, 2014	0.75	0.75	14.3
Third quarter	August 4, 2014	September 26, 2014	0.75	0.75	14.2
Fourth quarter	October 27, 2014	(2)	0.875	—	—
Total			$3.125	$2.25	$42.8

(1) Includes dividend equivalents paid on restricted stock units
(2) The fourth quarter 2014 dividend of $16.6 million was paid on January 9, 2015
(3) The fourth quarter 2015 dividend of $17.1 million was paid on January 8, 2016.

On February 23, 2016, our Board of Directors approved payment of a cash dividend of $0.92 per share of common stock, payable at the close of business on April 8, 2016 to the stockholders of record as of the close of business on March 18, 2016.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2015, regarding shares outstanding and available for issuance under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	504,462	$69.99	803,357
Equity compensation plans not approved by security holders	—	—	—
Total	504,462	$69.99	803,357
The number of securities remaining available for future issuance represents shares under our 2011 Stock Incentive Plan. Please refer to Note 13, Stock-Based Incentive Plans, in the Notes to the Consolidated Financial Statements for a description of the Plan.
Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Company
Period	Total number of shares purchased (b)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
September 28, 2015 – October 25, 2015	111,949	$89.62	111,613	$142,500,000
October 26, 2015 – November 22, 2015	120,437	$83.11	120,346	$132,500,000
November 23, 2015 – January 3, 2016(a)	846	$85.49	—	$132,500,000
Total	233,232	$86.24	231,959	$132,500,000

(a)  These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards.
(b)  Includes 336 shares owned and tendered by employees at an average price of $90.16 per share to satisfy tax withholding obligations on the vesting of restricted stock awards during the fiscal month ended October 25, 2015 and 91 shares at an average price of $84.85 per share during the fiscal month ended November 22, 2015.
(c)  In October 2014, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $100 million of
DineEquity common stock (the “2014 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions, including 10b5-1 stock repurchase plans, based on business, market, applicable legal requirements and other considerations. The 2014 Repurchase Program, as approved by the Board of Directors, did not require the repurchase of a specific number of shares and could be terminated at any time. On October 1, 2015, our Board of Directors terminated the 2014 Repurchase Program and approved a new stock repurchase program authorizing us to repurchase up to $150 million of DineEquity common stock on substantially the same terms as the 2014 Repurchase Program

Stock Performance Graph
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Value-Line Restaurants Index (“Restaurant Index”) over the five-year period ended December 31, 2015. The graph and table assume $100 was invested at the close of trading on the last day of trading in 2010 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Stockholder Return
DineEquity, Inc., Standard & Poor's 500 and Value Line Restaurant Index
(Performance Results through December 31, 2015)

	2010	2011	2012	2013	2014	2015
DineEquity, Inc.	$100.00	$85.48	$135.68	$176.34	$226.82	$192.36
Standard & Poor's 500	100.00	102.11	118.45	156.82	178.28	180.78
Restaurant Index	100.00	131.89	138.91	184.31	206.80	250.33

The foregoing performance graph is being furnished as part of this report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations information and the consolidated balance sheet data for the years ended and as of December 31, 2015, 2014, 2013, 2012 and 2011 are derived from our audited consolidated financial statements.

	Fiscal Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share amounts and restaurant data)
Revenues:
Franchise and restaurant revenues (a)	$542.6	$518.6	$502.6	$712.5	$929.5
Rental revenues	127.7	122.9	124.8	122.9	126.0
Financing revenues	10.8	13.5	13.1	14.5	19.7
Total revenues	681.1	655.0	640.5	849.9	1,075.2
Cost of revenues:
Franchise and restaurant expenses (a)	187.0	184.5	173.3	359.2	563.4
Rental expenses	94.6	94.6	97.3	97.2	98.2
Financing expenses	0.5	0.8	0.2	1.6	6.0
Total cost of revenues	282.1	279.9	270.8	458.0	667.6
Gross profit	399.0	375.1	369.7	391.9	407.6
General and administrative expenses	155.4	145.9	143.6	163.2	155.8
Interest expense	63.3	96.6	100.3	114.3	132.7
Closure and impairment charges	2.6	3.7	1.8	4.2	29.9
Loss on extinguishment of debt and temporary equity	—	64.9	0.1	5.6	11.2
(Gain) loss on disposition of assets (a)	(0.9)	0.3	(0.2)	(102.6)	(43.3)
Other expense (b)	10.0	12.1	13.6	12.3	16.3
Income before income taxes	168.6	51.6	110.6	194.9	105.0
Income tax provision	(63.7)	(15.1)	(38.6)	(67.2)	(29.8)
Net income	104.9	36.5	72.0	127.7	75.2
Less: Accretion of Series B preferred stock	—	—	—	(2.5)	(2.6)
Less: Net income allocated to unvested participating restricted stock	(1.4)	(0.5)	(1.2)	(2.7)	(1.9)
Net income available to common stockholders	$103.5	$35.9	$70.8	$122.5	$70.7
Net income available to common stockholders per share:
Basic	$5.55	$1.92	$3.75	$6.81	$3.96
Diluted	$5.52	$1.90	$3.70	$6.63	$3.89
Weighted average shares outstanding:
Basic	18.6	18.8	18.9	18.0	17.8
Diluted	18.8	19.0	19.1	18.9	18.2
Dividends declared per common share	$3.545	$3.125	$3.00	$—	$—
Dividends paid per common share	$3.50	$2.25	$3.00	$—	$—
Balance Sheet Data (end of year):
Cash and cash equivalents	$144.8	$104.0	$106.0	$64.5	$60.7
Restricted cash—short-term and long-term (c)	47.2	67.0	0.7	1.9	1.2
Property and equipment, net (a)	219.6	241.2	274.3	294.4	474.2
Total assets (d)	2,331.9	2,393.7	2,366.8	2,376.8	2,572.0
Long-term debt, less current maturities (d)	1,279.5	1,276.5	1,189.5	1,185.3	1,389.8
Capital lease obligations, less current maturities	84.8	98.1	111.7	124.4	134.4
Financing obligations, less current maturities	42.4	42.5	48.8	52.0	162.7
Stockholders' equity	267.2	279.1	315.2	308.8	155.2
Other Financial Data:
Cash flows provided by operating activities	$135.5	$118.5	$127.8	$52.9	$121.7
Capital expenditures	6.6	5.9	7.0	17.0	26.3
Domestic system-wide same-restaurant sales percentage change:
Applebee's	0.2%	1.1%	(0.3)%	1.2%	2.0%
IHOP	4.5%	3.9%	2.4%	(1.6)%	(2.0)%
Total restaurants (end of year):
Applebee's	2,033	2,017	2,011	2,034	2,019
IHOP	1,683	1,650	1,620	1,581	1,550
Total restaurants	3,716	3,667	3,631	3,615	3,569
_______________________________________________________________________

(a)	We refranchised 23 Applebee's company-operated restaurants in 2015 and a total of 286 Applebee's company-operated restaurants between 2011 and 2012.

(b)	Includes amortization of intangible assets in each year as well as $1.3 and $4.0 of debt modification costs in 2013 and 2011, respectively.

(c)	Restricted cash increased in 2014 due to refinancing of long-term debt. See Note 7 of Notes to Consolidated Financial Statements.

(d)	Prior year amounts restated to reflect accounting standards adopted in 2015 on a retroactive basis. See Note 2 of Notes to Consolidated Financial Statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
Statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors,” as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the United States Securities and Exchange Commission. The forward-looking statements contained in this report are made as of the date hereof and the Company assumes no obligation to update or supplement any forward-looking statements.
You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report.
Business Overview
The Company
The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company's predecessor began developing and franchising additional restaurants. The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. In November 2007, the Company completed the acquisition of Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. (“DineEquity,” “we” or “our”). Through various subsidiaries (see Exhibit 21, Subsidiaries of DineEquity, Inc.), we own and franchise the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry, and own, franchise and operate the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two concepts, whether operated by franchisees, area licensees or us.
Domestically, IHOP restaurants are located in all 50 states and the District of Columbia, while Applebee's restaurants are located in every state except Hawaii. Internationally, IHOP restaurants are located in three United States territories and nine international countries; Applebee's restaurants are located in two United States territories and 15 international countries. With over 3,700 restaurants combined, we believe we are the largest full-service restaurant company in the world.
Our Vision
To be the preferred franchisor of choice and deliver maximum franchisee and stockholder value.
Our Mission
To unite great franchisees, iconic brands and team members to create the world's leading restaurant company - one guest at a time.
Our Value Creation Strategy
We are focused on generating strong free cash flow and returning a substantial portion of it to stockholders. To build value, we seek to maximize our business by focusing on the following key strategic priorities:
•Innovate and evolve strong brands;
•Facilitate franchisee restaurant development; and
•Maintain strong financial discipline.
Our fundamental approach to brand building centers on a strategic combination of initiatives intended to continually innovate and evolve both brands. These initiatives include menu innovation, maximization of advertising and media, expanding our digital and social marketing presence, maintaining a consistent level of operational excellence, and creating new prototypes, remodels and restaurant designs. Our shared services operating platform allows our senior management to focus on key factors that drive both our brands while leveraging the resources and expertise of our scalable, centralized support structure. As announced in September 2015, we are in the process of consolidating core brand and franchisee support functions that had been based in Kansas City, Missouri into our Glendale, California headquarters. This consolidation will enable cross-brand collaboration to provide for faster innovation and effective implementation to the benefit of both domestic and international franchisees.

2015 Highlights

•
Updated our capital allocation strategy, increasing our quarterly dividend on common stock by 5%, effective with the fourth quarter 2015 dividend, from $0.875 per share to $0.92 per share, and increasing the stock repurchase authorization to $150 million;

•
Generated free cash flow (cash provided by operating activities, plus receipts from notes and equipment contract receivables, less additions to property and equipment) of approximately $142 million in 2015;

•	Returned over $136 million to stockholders, comprised of $70 million in the form of stock repurchases and $66 million in cash dividends;

•
Increased IHOP's domestic system-wide same-restaurant sales by 4.5% during 2015, the third consecutive full year of growth in domestic system-wide same-restaurant sales and the highest yearly increase since 2004;

•	Generated positive traffic growth at IHOP restaurants for the second consecutive year;

•
Opened 55 new restaurants worldwide by IHOP franchisees and area licensees and 44 new restaurants by Applebee's franchisees, the largest combined total of restaurant openings from both brands since 2009; and

•	Took strategic steps to consolidate core operations, accelerate growth in our brands and speed development.
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
Net Franchise Restaurant Development
The number of new franchise restaurants opened by Applebee's franchisees has increased progressively over the past three years, as has net franchise restaurant development over the same period. Applebee's net restaurant development has been positive each of the past two years. The 44 openings in 2015 were the most Applebee's franchise restaurants opened since 2008. We also increased the total number of franchise restaurants with the refranchising of 23 company-operated restaurants in the Kansas City market area. As a result of that transaction, the Applebee's restaurant system is now 100% franchised.
The number of new franchise restaurants opened by IHOP franchisees and area licensees has been consistent over the past three years, averaging 56 openings per year. Net franchise and area license restaurant development averaged 34 restaurants. The total number of IHOP restaurants has increased approximately 2% each year for the past three years.
During 2016, we expect our franchisees to open a total of 35 to 45 new Applebee’s restaurants and a total of 60 to 70 new IHOP restaurants, primarily in the domestic market.
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

The following tables summarize Applebee's and IHOP restaurant development and franchising activity over the past three years:

	Year Ended December 31,
	2015	2014	2013
Applebee's Restaurant Development Activity

Summary - beginning of period:
Franchise	1,994	1,988	2,011
Company	23	23	23
Total Applebee's restaurants, beginning of period	2,017	2,011	2,034

Franchise restaurants opened:
Domestic	27	29	20
International	17	7	6
Total franchise restaurants opened	44	36	26
Franchise restaurants closed:
Domestic	(19)	(20)	(44)
International	(9)	(10)	(5)
Total franchise restaurants closed	(28)	(30)	(49)
Net franchise restaurant development (reduction)	16	6	(23)
Refranchised from Company restaurants	23	—	—
Net franchise restaurant increase (decrease)	39	6	(23)

Summary - end of period:
Franchise	2,033	1,994	1,988
Company restaurants	—	23	23
Total Applebee's restaurants, end of period	2,033	2,017	2,011
Change over prior year	0.8%	0.3%	(1.1)%

IHOP Restaurant Development Activity

Summary - beginning of period:
Franchise	1,472	1,439	1,404
Area license	167	168	165
Company	11	13	12
Total IHOP restaurants, beginning of period	1,650	1,620	1,581

Franchise/area license restaurants opened:
Domestic franchise	44	34	42
Domestic area license	3	4	4
International franchise	8	18	11
International area license	—	—	1
Total franchise/area license restaurants opened	55	56	58
Franchise/area license restaurants closed:
Domestic franchise	(17)	(19)	(17)
Domestic area license	(5)	(4)	(2)
International franchise	—	(2)	—
International area license	—	(1)	—
Total franchise/area license restaurants closed	(22)	(26)	(19)
Net franchise/area license restaurant development	33	30	39
Refranchised from Company restaurants	3	4	1
Franchise restaurants reacquired by the Company	(3)	(2)	(2)
Net franchise/area license restaurant additions	33	32	38

Summary - end of period:
Franchise	1,507	1,472	1,439
Area license	165	167	168
Company	11	11	13
Total IHOP restaurants, end of period	1,683	1,650	1,620
Change over prior year	2.0%	1.9%	2.5%

Domestic Same-restaurant Sales
The following table sets forth for each of the past three years the number of “Effective Restaurants” in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior two years. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

	Year Ended December 31,
	2015	2014	2013
Applebee's Restaurant Data
Effective Restaurants:(a)
Franchise	2,004	1,986	1,996
Company	13	23	23
Total	2,017	2,009	2,019
System-wide:(b)
Domestic sales percentage change(c)	3.4%	1.3%	0.3%
Domestic same-restaurant sales percentage change(d)	0.2%	1.1%	(0.3)%
Franchise:(b)(e)
Domestic sales percentage change(c)	3.9%	1.4%	5.7%
Domestic same-restaurant sales percentage change(d)	0.2%	1.1%	(0.3)%
Domestic average weekly unit sales (in thousands)	$47.8	$47.4	$46.5

	Year Ended December 31,
	2015	2014	2013
IHOP Restaurant Data
Effective Restaurants:(a)
Franchise	1,481	1,454	1,414
Area license	166	167	167
Company	12	11	12
Total	1,659	1,632	1,593
System-wide:(b)
Sales percentage change(c)	8.1%	6.6%	4.8%
Domestic same-restaurant sales percentage change(d)	4.5%	3.9%	2.4%
Franchise:(b)
Sales percentage change(c)	8.2%	6.7%	4.8%
Domestic same-restaurant sales percentage change(d)	4.5%	3.9%	2.4%
Average weekly unit sales (in thousands)	$37.6	$36.0	$34.7
Area License:(b)
IHOP sales percentage change(c)	5.9%	6.3%	6.3%
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

(b)
“System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
Reported sales (unaudited)	2015	2014	2013
	(In millions)
Applebee's domestic franchise restaurant sales	$4,711.9	$4,535.1	$4,474.7
IHOP franchise restaurant sales	2,948.3	2,725.7	2,553.9
IHOP area license restaurant sales	280.9	265.2	249.5
Total	$7,941.1	$7,526.0	$7,278.1

(c)
“Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category. The sales percentage change for the year ended December 31, 2015 was impacted by a 53rd calendar week in fiscal 2015.

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

(e)
The 2015 sales percentage change for Applebee's franchise restaurants was impacted by the refranchising of 23 company-operated restaurants during 2015. The 2013 sales percentage change for Applebee's franchise restaurants was impacted by the refranchising of 154 company-operated restaurants during 2012.

Domestic Same-restaurant Sales Trends
 Applebee’s domestic system-wide same-restaurant sales decreased 2.5% for the three months ended December 31, 2015 from the same period in 2014. The decrease for the fourth quarter was due to a decline in customer traffic that was only partially offset by an increase in average customer check. The decline in Applebee's customer traffic grew progressively larger from the first quarter of 2015 to the fourth quarter. We believe the decline in guest traffic was due in part to initiatives implemented during 2015 not bold enough to resonate with customers and did not drive repeat traffic as expected. For the full year ended December 31, 2015, Applebee’s domestic system-wide same-restaurant sales increased 0.2%. The increase for the full year 2015 was due to an increase in average customer check substantially offset by a decrease in customer traffic.

Applebee's performance for both the fourth quarter and full year of 2015 lagged that of the casual dining segment of the restaurant industry. Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), the casual dining segment of the restaurant industry experienced an increase in same-restaurant sales during the fourth quarter and full year of 2015 due to increases in average customer check that were larger than Applebee's increases, partially offset by decreases in customer traffic that were less than Applebee's decreases.

IHOP’s domestic system-wide same-restaurant sales increased 1.4% for the three months ended December 31, 2015, the eleventh consecutive quarter of positive same-restaurant sales for IHOP. The increase for the fourth quarter was due to an increase in average customer check partially offset by a decrease in customer traffic. The decrease in customer traffic was the first quarterly decline in customer traffic in 2015, following three quarters of progressively larger increases in customer traffic experienced by IHOP for the first nine months of 2015. The decrease in customer traffic in the fourth quarter 2015 was due in part to a large increase in customer traffic in the fourth quarter of 2014, the period of comparison. Based on data from Black Box, IHOP outperformed the family dining segment of the restaurant industry, which experienced a smaller increase in average customer check and a larger decrease in customer traffic than IHOP during the fourth quarter of 2015.

For the full year ended December 31, 2015, IHOP's domestic system-wide same-restaurant sales increased 4.5%, the highest annual increase since 2004. The increase for the full year 2015 was due to an increase in average customer check as well as an increase in customer traffic. Based on data from Black Box, IHOP outperformed the family dining segment of the restaurant industry, which experienced an increase in customer check that was partially offset by a decrease in customer traffic during the full year 2015.
We believe the increase in IHOP's domestic system-wide same-restaurant sales during the full year 2015 resulted from a number of different factors. These factors include, but are not limited to, an increase in advertising spending and effectiveness, and a continuing positive impact on IHOP domestic system-wide same-restaurant sales from redesign of IHOP's menu. There can be no assurance as to how long the positive impact of any of these factors will continue, if at all.
IHOP experienced an increase in customer traffic for the fiscal year 2015 while Applebee's experienced a decrease in customer traffic. Based on data from Black Box, customer traffic declined in 2015 for the restaurant industry overall and in both the casual dining and family dining segments of the restaurant industry. In the short term, a decline in customer traffic may be offset by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition. We continue to evaluate and assess opportunities to drive same-restaurant sales and traffic at both our brands. However, in the highly competitive restaurant industry, there can be no assurance that our efforts will achieve the intended results within the time frame anticipated.

Results of Operations - Fiscal 2015, 2014 and 2013
Events Impacting Comparability of Financial Information
Refinancing of Long-term Debt
In the fourth quarter of 2014, we extinguished $1.225 billion principal amount of long-term debt that bore interest at a weighted average rate of approximately 7.3% and issued $1.3 billion principal amount of new long-term debt bearing interest at a fixed rate of 4.277%. As a result, our 2015 interest expense is significantly lower than it was in 2014 and 2013. We recognized a loss on extinguishment of debt of $64.9 million in 2014, and as a result, our net income and net income per diluted share were significantly lower in 2014 compared to both 2015 and 2013. See “Liquidity and Capital Resources - Refinancing of Long-Term Debt,” for additional information.
53rd week in Fiscal 2015

Our fiscal year ends on the Sunday nearest to December 31 of each year. Every five or six years, our fiscal year contains 53 calendar weeks. Our 2015 fiscal year contained 53 calendar weeks, whereas fiscal 2014 and 2013 each contained 52 calendar weeks. The estimated impact of the 53rd week on fiscal 2015 results of operations in comparison with fiscal 2014 was an increase in revenue of $13.8 million, an increase in gross profit of $9.4 million, an increase in income before income taxes of $6.8 million and an increase in cash from operating activities of approximately $6 million. The gross margin for this one-week period is higher than that for the entire 2015 fiscal year because certain fixed costs were not incurred during the 53rd week. Our fiscal 2016 will contain 52 calendar weeks.
Advertising Contributions to IHOP National Advertising Fund
During 2014, the Company and franchisees whose restaurants contribute a large majority of total annual contributions to the IHOP national advertising fund (the “IHOP NAF”) entered into an amendment to their franchise agreements that increased the advertising contribution percentage of those restaurants' gross sales. Pursuant to the amendment, for the period from June 30, 2014 to December 31, 2014, 2.74% of each participating restaurant's gross sales was contributed to the IHOP NAF and 0.76% was contributed to local advertising cooperatives. For the period from January 1, 2015 to December 31, 2017, 3.50% of each participating restaurant's gross sales will be contributed to the IHOP NAF with no significant contribution to local advertising cooperatives. The amended advertising contribution percentage is also applicable to IHOP company-operated restaurants. This change increased total franchise revenue by $10.5 million and $5.9 million in 2015 and 2014, respectively.

Consolidation of Kansas City Restaurant Support Center

In September 2015, we announced a strategic decision to consolidate many core Applebee's restaurant and franchisee support functions at our Glendale, California headquarters. In conjunction with this action, we plan to exit a significant portion of the Applebee's restaurant support center in Kansas City, Missouri. We estimate we will incur a total of approximately $8 million in costs related to the exit of the facility and $8 million in employee termination benefits and other personnel-related costs associated with this consolidation. The majority of the facility exit costs will be incurred as of the date a significant portion of the facility is vacated, estimated to be in the first half of fiscal 2016.

We recorded a net charge of $5.9 million in 2015, of which $4.9 million related to severance and other personnel-related costs for employees impacted by the consolidation action and $1.0 million resulted from increased depreciation expense due to the shortening of the estimated useful life of facility assets.
Refranchising of 23 Applebee's Company-operated Restaurants

In July 2015, we completed the refranchising and sale of related restaurant assets of 23 Applebee’s company-operated restaurants in the Kansas City, Missouri market area. The impact of this change was a net decrease in 2015 total revenue of $17.9 million and an increase in 2015 gross profit of approximately $1.0 million. We received proceeds of $9 million and recognized a gain of approximately $2 million on the transaction. Most of the proceeds were used to repurchase shares of our stock. As a result of this transaction, we no longer operate any Applebee's restaurants at this time.

Financial Overview		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2015		2014		2013
	(In millions, except per share amounts)
Revenue	$681.1	$26.1	$655.0	$14.5	$640.5
Gross profit	399.0	23.9	375.1	5.4	369.7
General & administrative expenses	155.4	(9.5)	145.9	(2.3)	143.6
Interest expense	63.3	33.3	96.6	3.7	100.3
Loss on extinguishment of debt	—	64.9	64.9	(64.8)	0.1
Net income	104.9	68.4	36.5	(35.5)	72.0
Net income per diluted share	$5.52	$3.62	$1.90	$(1.80)	$3.70
Our 2015 revenue increased 4% over 2014, of which approximately half was due to a 53rd calendar week in fiscal 2015. An increase in contributions to the IHOP NAF by the large majority of IHOP franchisees, the impact of a 4.5% increase in IHOP domestic franchise same-restaurant sales on franchise royalties and rental revenue, and new restaurant development by franchisees of both brands also contributed to the increase. These favorable items were partially offset by a decline in company-operated restaurant revenue due to the refranchising of 23 Applebee's company-operated restaurants.

The increase in 2014 revenue compared to 2013 was primarily due to an increase in contributions to the IHOP NAF by the large majority of IHOP franchisees, a 3.9% increase in IHOP domestic franchise same-restaurant sales, an increase in the number of IHOP restaurants due to new restaurant development by franchisees and a 1.1% increase in Applebee's domestic same-restaurant sales. These favorable variances were partially offset by a decrease in Applebee's franchise termination, transfer and extension fees.

Our 2015 gross profit increased 6.4% over 2014, primarily due to the impact of a 4.5% increase in IHOP domestic franchise same-restaurant sales on franchise royalties and rental revenue. Approximately $9.4 million of the increase was due to a 53rd calendar week in fiscal 2015. New restaurant development by franchisees of both brands also contributed to the increase.

The improvement in gross profit for 2014 compared to 2013 was primarily due to a 3.9% increase in IHOP domestic franchise same-restaurant sales, an increase in the number of IHOP restaurants due to new restaurant development by franchisees and a 1.1% increase in Applebee's domestic same-restaurant sales. These favorable variances were partially offset by a decrease in Applebee's franchise termination, transfer and extension fees.

The increase in net income and net income per diluted share in 2015 compared to 2014 was due in large part to the impact of our refinancing of long-term debt in the fourth quarter of 2014 on loss on extinguishment of debt and interest expense, as well as to the increase in gross profit. These favorable items were partially offset by an increase in general and administrative expenses (“G&A”). The decrease in net income and net income per diluted share in 2014 compared to 2013 was primarily due to the loss on extinguishment of debt incurred in 2014.

Net income per diluted share has been favorably impacted by our stock repurchase program. Over the past three years, we have repurchased more than 1.5 million shares of our common stock. The cumulative effect of these repurchases had a favorable impact on net income per diluted share of $0.32, $0.07 and $0.03 in 2015, 2014 and 2013, respectively.

Franchise Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2015		2014		2013
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	2,004	18	1,986	(10)	1,996
IHOP	1,647	26	1,621	40	1,581

Franchise revenues:
Applebee's	$202.3	$6.7	$195.6	$(3.6)	199.2
IHOP	184.3	14.1	170.2	9.7	160.5
IHOP advertising	108.1	17.8	90.3	10.8	79.5
Total franchise revenues	494.7	38.6	456.1	16.9	439.2

Franchise Expenses:
Applebee’s	5.6	(0.3)	5.3	0.4	5.7
IHOP	25.3	0.9	26.2	(1.7)	24.5
IHOP advertising	108.1	(17.8)	90.3	(10.8)	79.5
Total franchise expenses	139.0	(17.2)	121.8	(12.1)	109.7

Franchise Segment Profit:
Applebee’s	196.7	6.4	190.3	(3.2)	193.5
IHOP	159.0	15.0	144.0	8.0	136.0
Total franchise segment profit	$355.7	21.4	$334.3	4.8	$329.5
Segment profit as % revenue	71.9%		73.3%		75.0%
__________________________________________________________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise restaurants open in a given fiscal period, adjusted to account for franchise restaurants open for only a portion of the period.
Applebee's franchise revenue increased in 2015 compared to 2014, with $4.1 million of the increase due to the 53rd calendar week in 2015. New restaurant development, royalty revenues from 23 refranchised restaurants that were company-operated restaurants prior to July 2015 and higher franchise termination and transfer fees also contributed to the increase in 2015. These favorable items were partially offset by the unfavorable impact of a strong U.S. dollar on royalty revenues from international franchise restaurants of approximately $0.9 million.
The decline in Applebee’s franchise revenue in 2014 compared to 2013 was primarily attributable to a $7.1 million decrease in termination, transfer and extension fees and a decrease in the number of Effective Franchise Restaurants open during 2014. The impact on franchise revenue of these declines was partially offset by a 1.1% increase in Applebee's domestic same-restaurant sales, a higher effective royalty rate and an increase in franchise fees due to more restaurant openings in 2014 than in 2013. In 2014, we received a total of $0.7 million in termination, transfer and extension fees related to Applebee's restaurants compared to a total of $7.8 million in such fees in 2013. The amount of fees received in 2013 was atypically high, primarily due to a bankruptcy proceeding involving a franchisee that owned and operated 33 Applebee's restaurants, 18 of which were ultimately closed and 15 of which were sold to another franchisee. The receipt of termination, transfer and extension fees is unpredictable and may vary significantly from year to year.
IHOP franchise revenue (other than advertising) increased in 2015 compared to 2014, primarily due to a 4.5% increase in IHOP same-restaurant sales, $3.8 million due to the 53rd calendar week in 2015, a 1.6% increase in Effective Restaurants due to franchisee development, a $1.3 million increase in franchise termination, transfer and extension fees and a $1.2 million increase in sales of pancake and waffle dry mix. These favorable items were partially offset by the unfavorable impact of a strong U.S. dollar on royalty revenues from international franchise restaurants of approximately $0.6 million.
IHOP franchise revenue (other than advertising) increased in 2014 compared to 2013, primarily attributable to higher royalty revenue resulting from an increase of 3.9% in IHOP domestic franchise same-restaurant sales and a 2.5% increase in the number of Effective Franchise Restaurants due to franchisee development, as well as a $1.7 million increase in sales of pancake and waffle dry mix.
IHOP franchise expenses (other than advertising) decreased in 2015 compared to 2014, primarily due to decreases in other franchise operating costs.

IHOP franchise expenses (other than advertising) increased in 2014 compared to 2013, primarily due to higher purchases of pancake and waffle dry mix and increases in other franchise operating costs. These unfavorable variances were partially offset by lower bad debt expense in 2014.
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
IHOP advertising revenue and expenses increased in 2015 compared to 2014, primarily due to $10.5 million of increased contributions to the IHOP NAF by the large majority of IHOP franchisees as discussed under “Events Impacting Comparability of Financial Information - Advertising Contributions to IHOP National Advertising Fund.” Approximately $4.8 million of the increases were due to the increases in domestic franchise same-restaurant sales and Effective Franchise Restaurants that also impacted IHOP franchise revenue and $2.5 million was due to the 53rd calendar week in 2015.
Approximately $5.9 million of the increases in IHOP advertising revenue and expenses in 2014 compared to 2013 were due to the increased contributions to the IHOP NAF noted above that began in the second half of 2014. Approximately $4.9 million of the increases were due to the increases in domestic franchise same-restaurant sales and Effective Franchise Restaurants that also impacted IHOP franchise revenue.
The progressive decline in franchise segment profit as a percentage of revenue over the past three years was primarily due to the increase in IHOP advertising revenue that does not generate any segment profit.

Rental Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2015		2014		2013
	(In millions)
Rental revenues	$127.7	4.8	$122.9	(1.9)	$124.8
Rental expenses	94.6	0.0	94.6	(2.7)	97.3
Rental operations segment profit	$33.1	4.8	$28.3	0.8	$27.5
Segment profit as % revenue	25.9%		23.0%		22.0%

Rental operations relate primarily to IHOP franchise restaurants that were developed under the Previous IHOP Business Model described under Item 1. - Business. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on certain franchise restaurants.

Rental revenue increased in 2015 compared to 2014, of which $2.5 million was due to the 53rd calendar week in 2015. The favorable impact of a 4.5% increase in IHOP same-restaurant sales on operating leases with sales-contingent rental provisions and a decrease in write-offs of deferred lease revenue associated with franchise restaurants for which lease agreements were prematurely terminated also contributed to the increase. These favorable items were partially offset by the expected progressive decline of $0.9 million in interest income as direct financing leases are repaid.

Rental revenue decreased in 2014 compared to 2013 due to higher write-offs in 2014 of deferred lease revenue associated with franchise restaurants for which lease agreements were prematurely terminated and a $0.8 million decline in interest income as direct financing leases are repaid. These unfavorable variances were partially offset by higher sales-contingent rental income resulting from a 3.9% increase in IHOP domestic same-restaurant sales.

Rental segment expenses were the same in 2015 compared to 2014 as additional rental expenses of $1.2 million due to the 53rd calendar week in 2015 were offset by a similar decline in interest expense as capital lease obligations are repaid. Rental expenses for 2014 decreased compared to 2013 primarily due to a $1.0 million decline in interest on capital lease obligations and lower operating costs of rental properties.
The progressive increase in rental segment profit as a percentage of revenue over the past three years was primarily due to the increases in IHOP same-restaurant sales of 4.5% and 3.9% in 2015 and 2014, respectively.

Company Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2015		2014		2013
	(In millions, except number of restaurants)
Effective Company Restaurants:(1)
Applebee’s	13	(10)	23	—	23
IHOP	12	1	11	(1)	12

Company restaurant sales	$47.9	(14.6)	$62.5	(0.9)	$63.4
Company restaurant expenses	48.0	(14.7)	62.7	(0.9)	63.6
Company restaurant segment (loss) profit	$(0.1)	0.1	$(0.2)	0.0	$(0.2)
Segment profit as % revenue	(0.2)%		(0.3)%		(0.2)%
(1) Effective Company Restaurants are the weighted average number of company-operated restaurants open in a given fiscal period, adjusted to account for company-operated restaurants open for only a portion of the period.

As of December 31, 2015, company restaurant operations comprised 10 IHOP company-operated restaurants in the Cincinnati, Ohio, market area. We also operated 23 Applebee's restaurants in the Kansas City, Missouri market area for the entire year in 2014 and 2013, but for only seven months in 2015 prior to the refranchising described under “Events Impacting Comparability of Financial Information.” Because of the refranchising, company sales and expenses decreased in 2015 compared to 2014 and will continue to decline in 2016. Additionally, from time to time, we may also operate restaurants reacquired from franchisees on a temporary basis until those restaurants are refranchised. There was one such IHOP restaurant under temporary operation at December 31, 2015.

Financing Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2015		2014		2013
	(In millions)
Financing revenues	$10.8	(2.7)	$13.5	0.4	$13.1
Financing expenses	0.5	(0.3)	0.8	0.6	0.2
Financing operations segment profit	$10.3	(2.4)	$12.7	(0.2)	$12.9
Segment profit as % revenue	95.2%		93.9%		98.1%

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

We received fees of $1.4 million associated with the negotiated early termination of two leases in 2014. Early lease terminations such as these occur relatively infrequently and should not be considered indicative of any trend with respect to financing segment revenue. These fees were the primary reason for the decrease in financing revenue in 2015 compared to 2014, as well as the increase in financing revenue in 2014 compared to 2013. Additionally, there is a progressive decline in interest income from the financing of franchise fees and equipment leases as note balances are repaid. Interest income decreased $0.9 million between 2015 and 2014 and $0.8 million between 2014 and 2013. The remaining minor variances in financing revenues and expenses are due to changes in sales and cost of sales of equipment associated with reacquired IHOP franchise restaurants subsequently refranchised to new franchisees. Sales of equipment associated with reacquired IHOP restaurants are, by nature, unpredictable and variable in any given year.

Other Income and Expense Items		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2015		2014		2013
	(In millions)
General and administrative expenses	$155.4	$(9.5)	$145.9	$(2.3)	$143.6
Interest expense	63.3	33.3	96.6	3.7	100.3
Loss on extinguishment of debt	—	64.9	64.9	(64.8)	0.1
Amortization of intangible assets	10.0	2.1	12.1	0.2	12.3
Closure and impairment charges	2.6	1.1	3.7	(1.9)	1.8
Debt modification costs	—	—	—	1.3	1.3
(Gain) loss on disposition of assets	(0.9)	1.2	0.3	(0.5)	(0.2)
Provision for income taxes	63.7	(48.6)	15.1	23.5	38.6
Effective tax rate	37.8%	(8.5)%	29.3%	5.6%	34.9%

General and Administrative Expenses
G&A expenses increased in 2015 compared to 2014, primarily due to $5.9 million of consolidation expenses described above under “Events Impacting Comparability of Financial Information - Consolidation of Kansas City Restaurant Support Center.” In addition, costs of professional services increased $2.3 million and certain payroll tax credits declined $1.3 million. Salary and benefits costs increased because several executive management positions were filled in 2015, but this was offset by the impact of a relative decrease in the per share price of our common stock on certain long-term incentive compensation awards.

G&A expenses increased in 2014 compared to 2013, primarily due to a $1.4 million increase in compensation costs and to charges associated with information technology infrastructure projects. These unfavorable variances were partially offset by a decrease in costs for legal and other professional services. The increase in compensation costs was primarily due to the impact of a relative increase in the per share price of our common stock on certain long-term incentive compensation awards.

Interest Expense

Interest expense decreased significantly in 2015 compared to 2014 due to the refinancing of debt described under “Events Impacting Comparability of Financial Information.”

Interest expense decreased in 2014 compared to 2013 due to the debt refinancing noted above that took place at the beginning of the fiscal fourth quarter of 2014. The decrease in 2014 interest expense due to a lower interest rate was partially offset by approximately $6 million of interest paid during the 30-day period in which both the new long-term debt and a portion of the old long-term debt were outstanding. See “Liquidity and Capital Resources - Refinancing of Long-Term Debt,” for additional information.

Loss on Extinguishment of Debt

See “Events Impacting Comparability of Financial Information - Refinancing of Long-Term Debt.”

Amortization of Intangible Assets

Amortization of intangible assets relates to intangible assets arising from the November 2007 acquisition of Applebee's, primarily franchising rights, recipes and menus. The intangible asset related to recipes and menus became fully amortized in November 2014, resulting in the slight decline in amortization in 2014 compared to 2013 and the larger decline in amortization in 2015 compared to 2014.

Closure and Impairment Charges		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance

	2015		2014		2013
	(In millions)
Closure charges	$1.4	$0.7	$2.1	$(1.1)	$1.0
Long-lived tangible asset impairment	1.2	0.4	1.6	(0.8)	0.8
Total closure and impairment charges	$2.6	1.1	3.7	(1.9)	1.8

Approximately $1.4 million of closure charges for the year ended December 31, 2015 related to two IHOP franchise restaurants closed during 2015, partially offset by minor adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2015. Approximately $1.0 million of the closure charges for the year ended December 31, 2014 related to IHOP restaurants closed during 2014, with the remainder primarily related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2014. Closure charges for the year ended December 31, 2013 primarily related to adjustments to the estimated reserve for closed surplus IHOP and Applebee's restaurants.

Long-lived tangible asset impairment charges for the year ended December 31, 2015 primarily related to $1.1 million of individually insignificant charges at eight IHOP company-operated restaurants and four Applebee's company-operated restaurants. Long-lived tangible asset impairment charges for the year ended December 31, 2014 related primarily to two IHOP company-operated restaurants in the Cincinnati, Ohio area. Long-lived tangible asset impairment charges for the year ended December 31, 2013 related to three Applebee's company-operated restaurants in the Kansas City, Missouri area. In each year, we evaluated the causal factors of all impairments of long-lived assets as they were recorded and concluded the impairments were based on factors specific to each asset and were not potential indicators of an impairment of other long-lived assets.

See “Critical Accounting Policies and Estimates - Goodwill and Intangibles” for a description of our policy with respect to the review for impairments of goodwill and indefinite life intangible assets. In carrying out that policy, we noted no indicators of impairment on an interim basis and no impairments as the result of performing our annual tests for impairment during fiscal 2015, 2014 and 2013.

Debt Modification Costs

Debt modification costs related to fees paid to third parties in 2013 in connection with an amendment to our credit agreement in effect at that time.

Gain or Loss on Disposition of Assets

As discussed under “Events Impacting Comparability of Financial Information,” we recognized a gain of $2 million from the refranchising and sale of related restaurant assets of 23 Applebee's company-operated restaurants. There were no other individually significant gains or losses on dispositions of assets during fiscal 2015, 2014 and 2013.

Income Tax Provision

The income tax provision will vary from period to period for two primary reasons: a change in pretax book income and a change in the effective tax rate. Changes in our pretax book income between 2015 and 2014 and between 2014 and 2013 are addressed in the preceding sections of “Results of Operations - 2015, 2014 and 2013.”

The 2015 effective tax rate of 37.8% applied to pretax book income was higher than the statutory Federal tax rate of 35% primarily due to state and local income taxes.

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

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of December 31, 2015 and 2014, we determined that, based on available evidence, no change to the valuation allowance against deferred tax assets was warranted. As of December 31, 2013, because we implemented a tax planning strategy that was prudent and feasible in the current year, management determined that sufficient positive evidence existed as of December 31, 2013, to conclude that it was more likely than not that additional deferred taxes of $3.0 million were realizable, and therefore, reduced the valuation allowance.

Liquidity and Capital Resources of the Company
Refinancing of Long-Term Debt

Transaction Summary

On September 30, 2014, Applebee’s Funding LLC and IHOP Funding LLC (each a “Co-Issuer”), each a special purpose, wholly-owned indirect subsidiary of the Company, issued $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”) in an offering exempt from registration under the Securities Act. The Co-Issuers also entered into a revolving financing facility of Series 2014-1 Variable Funding Senior Notes Class A-1 (the “Variable Funding Notes”), which allows for drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a securitization transaction pursuant to which substantially all of our domestic revenue-generating assets and our domestic intellectual property, are held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.

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

This transaction was accounted for as a debt extinguishment under U.S. GAAP. We recognized a loss on extinguishment of $64.9 million, comprised of the $36.1 million make-whole premium on the Senior Notes and the write-off of the unamortized debt discount and the issuance costs associated with the extinguished debt of $16.9 million and $11.9 million, respectively.

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

One of the reserve accounts required by the indenture under which the new debt was issued was a short-term interest reserve account equal to five months of interest on the Class A-2 Notes. After this interest payment was made in March 2015, the reserve requirement automatically decreased to three months of interest on the Class A-2 Notes. This change reduced our required restricted cash by $10.1 million.

The primary impacts of this transaction on our liquidity over the term of the Notes are (i) lower annual cash interest payments on long-term debt than if the Credit Facility and the Senior Notes were still in place, (ii) elimination of interest rate risk on the variable-rate Credit Facility and (iii) the extension of the maturity of our long-term debt to 2021. The retired Credit Facility would have expired in October 2017 and the Senior Notes were to be repaid in October 2018.

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

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is our indebtedness divided by adjusted EBITDA for the four preceding quarterly periods. The complete definitions of all calculation elements of the leverage ratio are contained in the Base Indenture filed as Exhibit 4.1 to our Form 8-K filed with the SEC on October 3, 2014 (“Base Indenture”). As of December 31, 2015, our leverage ratio was 4.43x (See Exhibit 12.1); accordingly, no principal payment on the Class A-2 Notes was required. The estimated impact on EBITDA of the 53rd calendar week in our fiscal 2015 reduced the December 31, 2015 leverage ratio by approximately 13 basis points.

The legal final maturity of the Class A-2 Notes is in September 2044, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2 Notes will be repaid in September 2021 (the “Class A-2 Anticipated Repayment Date”). If the Co-Issuers have not repaid or refinanced the Class A-2 Notes prior to the Class A-2 Anticipated Repayment Date, the interest rate on the Class A-2 Notes will increase significantly. Specifically, additional interest will accrue on the Class A-2 Notes equal to the greater of (i) 5.00% per annum and (ii) a per annum interest rate equal to the amount, if any, by which the sum of the following exceeds the Class A-2 Note interest rate: (A) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the Class A-2 Anticipated Repayment Date of the United States Treasury Security having a term closest to 10 years plus (B) 5.00% plus (C) 2.150%.

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

The Variable Funding Notes were undrawn upon issuance on September 30, 2014 and we have not drawn on them since issuance. At December 31, 2015, approximately $5.9 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $94.1 million of Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

The DSCR ratio is Net Cash Flow for the four quarters preceding the calculation date divided by the total debt service payments of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Base Indenture. Failure to maintain a prescribed DSCR ratio can trigger a Cash Trapping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event as described below. In a Cash Trapping Event, the Trustee is required to retain a certain percentage of cash flow in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. Key DSCR ratios are as follows:

•DSCR less than 1.75x but equal to or greater than 1.50x - Cash Trapping Event, 50% of Net Cash Flow
•DSCR less than 1.50x - Cash Trapping Event, 100% of Net Cash Flow
•DSCR less than 1.30x - Rapid Amortization Event
•DSCR less than 1.20x - Manager Termination Event
•DSCR less than 1.10x - Default Event

Our DSCR for the reporting period ended December 31, 2015 was 5.40x (see Exhibit 12.1). The estimated impact on Net Cash Flow of the 53rd calendar week in our fiscal 2015 improved the December 31, 2015 DSCR by approximately 11 basis points.
Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our Variable Funding Notes will be adequate to meet our liquidity needs during 2015.
Previous Credit Facilities

We had a $75.0 million revolving credit facility (the “Revolving Facility”) under our extinguished Credit Facility. We did not borrow from our Revolving Facility during 2014, and there were no outstanding borrowings under the Revolving Facility when the Credit Facility was extinguished on September 30, 2014. The Revolving Facility also was used to collateralize letters of credit that were required for insurance purposes.

Cash Flows		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance

	2015		2014		2013
	(In millions)
Net cash provided by operating activities	$135.5	$17.0	$118.5	$(9.3)	$127.8
Net cash provided by investing activities	25.2	14.6	10.6	3.6	7.0
Net cash used in financing activities	(119.9)	11.2	(131.1)	(37.8)	(93.3)
Net increase (decrease) in cash and cash equivalents	$40.8	$42.8	$(2.0)	$(43.5)	$41.5
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our rental operations and financing operations. Franchise revenues primarily consist of royalties and franchise fees from Applebee's and IHOP franchised restaurants, IHOP advertising fees and sales of proprietary products by IHOP, each of which fluctuates with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee's restaurants by our franchisees and by fluctuations in same-restaurant sales. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental income is impacted by fluctuations in same-restaurant sales as some operating leases include a provision for contingent rent based on retail sales and by a progressive decline in rental income as leases expire. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Interest expense on prime capital leases also declines progressively as lease obligations are repaid. Financing operations revenue consists of interest income from the financing of franchise fees and equipment leases as well as periodic sales of restaurant equipment. Financing income is impacted by a progressive decline in interest revenue as the obligations financed are repaid. Financing expenses are primarily the cost of restaurant equipment.
Cash provided by operating activities increased $17.0 million in 2015 compared to 2014. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily loss on extinguishment of debt, depreciation, deferred taxes and stock-based compensation) increased by $6.9 million compared to 2014. The primary reasons for the increase were lower interest expense and an increase in gross profit, partially offset by an increase in G&A expenses and a higher effective tax rate. Net changes in working capital provided cash of $7.8 million during 2015 compared to using cash of $2.3 million during 2014. This favorable change of $10.1 million primarily resulted from an increase in collections of gift card receivables due to the 53rd calendar week in fiscal 2015 partially offset by a $10.4 million reduction of interest payable.

Cash provided by operating activities decreased $9.3 million in 2014 compared to 2013. Our net income plus the non-cash reconciling items shown in our statements of cash flows increased by $18.2 million compared to 2013. The primary reasons for the increase were a lower effective tax rate, an increase in gross profit and lower interest costs in 2014 compared to 2013. Net changes in working capital used cash of $2.3 million during 2014 compared to providing cash of $25.1 million during 2013. This unfavorable change of $27.5 million was due primarily to timing of estimated tax payments resulting from tax planning and timing of tax deductions and differences in the timing of rent payments due to varying fiscal year ends.

Investing Activities

Net cash provided by investing activities in 2015 was primarily attributable to $21.3 million of principal receipts from notes, equipment contracts and other long-term receivables and proceeds from asset sales of $10.8 million, partially offset by $6.6 million of capital expenditures. We expect capital expenditures to be approximately $8 million in fiscal 2016.

Net cash provided by investing activities in 2014 was primarily attributable to $15.3 million of principal receipts from notes, equipment contracts and other long-term receivables, partially offset by $5.9 million of capital expenditures. The increase in proceeds from asset sales in 2015 compared to 2014 was primarily due to the refranchising and sale of related restaurant assets of 23 Applebee's company-operated restaurants discussed under “Events Impacting Comparability of Financial Information.” We used the majority of the proceeds to repurchase shares of our stock. The increase in principal receipts was due to the early payoff of several equipment contracts.

The following table represents the timing of principal receipts on various long-term receivables due from our franchisees as of December 31, 2015:

	Principal Receipts Due By Period
	2016	2017	2018	2019	2020	Thereafter	Total
	(In millions)
Equipment leases(1)	$7.5	$8.0	$8.3	$8.6	$14.2	$48.9	$95.5
Direct financing leases(2)	8.7	10.0	11.0	11.3	11.4	21.3	73.7
Franchise notes(3)	0.3	0.1	0.1	0.1	—	0.1	0.7
Total	$16.5	$18.1	$19.4	$20.0	$25.6	$70.3	$169.9
________________________________________________

(1)	Equipment lease receivables extend through the year 2029.

(2)	Direct financing lease receivables extend through the year 2036.

(3)	Franchise note receivables extend through the year 2024.
Financing Activities
Financing activities used net cash of $119.9 million during 2015. The primary uses of cash in financing activities consisted of repurchases of our common stock totaling $70.0 million, cash dividends paid to stockholders totaling $66.2 million and repayments of capital lease and financing obligations of $14.2 million. Cash provided by financing activities primarily consisted of a net cash inflow of $10.8 million related to equity awards.

Financing activities used net cash of $131.1 million during 2014. We issued $1.3 billion of new debt and repaid $1.264 billion of old debt (including a make-whole premium of $36.1 million on our Senior Notes). We paid $24.2 million of issuance costs related to the new debt. We also funded several reserve accounts required under the terms of the new debt, primarily for the payment of interest on the Notes, as reflected by the $66.3 million increase in restricted cash in 2014. Other uses of cash in financing activities consisted of cash dividends paid to stockholders totaling $42.7 million, repurchases of our common stock totaling $32.0 million and repayments of capital lease and financing obligations of $11.8 million. Cash provided by financing activities primarily consisted of a net cash inflow of $10.0 million related to equity awards.
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

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2015		2014		2013
	(In millions)
Cash flows provided by operating activities	$135.5	$17.0	$118.5	$(9.3)	$127.8
Net receipts from notes and equipment receivables	13.4	5.1	8.3	0.5	7.8
Additions to property and equipment	(6.6)	(0.7)	(5.9)	1.1	(7.0)
Free cash flow	$142.3	$21.4	$120.9	$(7.7)	$128.6

This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.

The increase in free cash flow in 2015 compared to 2014 was primarily due to the increase in cash provided by operating activities and early repayment of equipment notes discussed above. The decrease in free cash flow in 2014 compared to 2013 was primarily due to the decrease in cash provided by operating activities discussed above.

At December 31, 2015, our cash and cash equivalents totaled $144.8 million, including $72.3 million of cash held for gift card programs and IHOP advertising funds.

Dividends

During the fiscal years ended December 31, 2015, 2014 and 2013, we declared and paid dividends on common stock as shown Note 10 - Stockholders' Equity, of the Notes to the Consolidated Financial Statements included in this report.

On February 23, 2016, our Board of Directors approved payment of a cash dividend of $0.92 per share of common stock, payable at the close of business on April 8, 2016 to the stockholders of record as of the close of business on March 18, 2016.

Share Repurchases

On February 26, 2013, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $100 million of our common stock (the “2013 Repurchase Program”). In October 2014, the Company's Board of Directors terminated the 2013 Repurchase Program and approved a stock repurchase program authorizing us to repurchase up to $100 million of DineEquity common stock (the “2014 Repurchase Program”). On October 1, 2015, The Company's Board of Directors terminated the 2014 Repurchase Program and approved a new stock repurchase program authorizing the Company to repurchase up to $150 million of DineEquity common stock (the “2015 Repurchase Program”). The following table summarizes the cumulative purchases under each of these programs:

	Shares	Cost of shares	Remaining Dollar Value of Shares that may be Repurchased

		(In millions)
2013 Repurchase Program	779,278	$59.7	$—
2014 Repurchase Program	537,311	$54.5	$—
2015 Repurchase Program	204,487	$17.5	$132.5

We do, from time to time, repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Such shares are purchased at the closing price of our common stock on the vesting date.

Off-Balance Sheet Arrangements
We have obligations for guarantees on certain franchisee lease agreements, as disclosed below in “Contractual Obligations and Commitments” and Note 10 - Commitments and Contingencies, of Notes to Consolidated Financial Statements. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of December 31, 2015.

Contractual Obligations and Commitments
The following are our significant contractual obligations and commitments as of December 31, 2015:

	Payments Due By Period
Contractual Obligations	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Debt(1)	$55.6	$111.2	$111.2	$1,397.3	$1,675.3
Operating leases	76.5	142.9	137.0	255.9	612.3
Capital leases(1)	24.0	41.9	32.5	45.2	143.6
Financing obligations(1)	5.0	9.8	11.4	69.8	96.0
Purchase commitments	116.1	9.8	4.2	—	130.1
Unrecognized income tax benefits(2)	1.0	—	—	2.9	3.9
Total minimum payments	278.2	315.6	296.3	1,771.1	2,661.2
Less interest	(70.2)	(135.5)	(130.7)	(136.9)	(473.3)
Total	$208.0	$180.1	$165.6	$1,634.2	$2,187.9
(1) Includes interest calculated on balances as of December 31, 2015 using interest rates in effect as of December 31, 2015.
(2) While up to $1.0 million is expected to be paid within one year, there is no contractual obligation to do so. For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when a cash settlement with a taxing authority will occur.

	Expiration By Period
Commitments	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Lease guarantees(3)	$20.1	$38.1	$33.9	$305.9	$398.0
Letters of credit(4)	6.3	—	—	—	6.3
Food purchases(5)	16.3	—	—	—	16.3
Total	$42.7	$38.1	$33.9	$305.9	$420.6
(3) This amount represents the maximum potential liability for future payment guarantees under leases that have been assigned to third-party buyers of Applebee's company-operated restaurants and expire at the end of the respective lease terms, which range from 2016 through 2048. See Note 10 of Notes to Consolidated Financial Statements.
(4) Primarily used to satisfy insurance-related collateral requirements. These letters of credit expire annually, but are typically renewed in the same amount each year unless collateral requirements change.
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
We first perform a qualitative assessment of the goodwill of the Applebee's franchise unit and the tradename of the Applebee's company and franchise units as of October 31 of each year. The goodwill of the IHOP franchise unit is assessed qualitatively as of December 31 of each year. Qualitative factors considered include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. If necessary following the qualitative assessment, we perform a quantitative impairment test. In addition to the annual test of impairment, goodwill and indefinite life intangible assets are evaluated more frequently if we believe indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments or a significant decline in the market price of our common stock.
In the process of a quantitative test of goodwill, if necessary, we primarily use the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt. The first step of the quantitative impairment test compares the fair value of each of our reporting units to their carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the first step does indicate an impairment, a second step must take place. Under the second step, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted. The fair value of all reporting units is then compared to the current market value of our common stock to determine if the fair values estimated in the impairment testing process are reasonable in light of the current market value.
In the process of a quantitative test, if necessary, of the Applebee's tradename, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.
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
For leases that contain rent escalations, we record the total rent payable or receivable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises, if applicable), and record the difference between the minimum rent paid or received and the straight-line rent as a lease obligation or receivable, respectively. Certain leases contain provisions that require additional rental payments or receipts based upon restaurant sales volume (“contingent rent”). Contingent rentals are accrued each period as the liabilities are incurred or receivables are earned, in addition to the straight-line rent expense or revenue, respectively, noted above.
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

Stock-Based Compensation
We account for stock-based compensation in accordance with U.S. GAAP governing share-based payments. Accordingly, we measure stock-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee's requisite service period using the straight-line method. The fair value of each employee stock option and restricted stock award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock-based compensation. The Black-Scholes model meets the requirements of U.S. GAAP. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. These inputs are subjective and are determined using management's judgment. If differences arise between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining future stock-based compensation expense. Any such changes could materially impact our operations in the period in which the changes are made and in subsequent periods.
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

Recently Adopted Accounting Standards
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in this report for a description of accounting standards we adopted in fiscal 2015.

New Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in this report, for a description of newly issued accounting standards that may impact us in the future.

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
Interest Rate Risk
All of our long-term debt outstanding at December 31, 2015 was issued at a fixed interest rate (see Note 7 of Notes to Consolidated Financial Statements). We are only exposed to interest rate risk on borrowings under our Class A-1 Variable Funding Notes (the “Class A-1 Notes”). We did not borrow under the Class A-1 Notes during fiscal 2015, and as of December 31, 2015, we had no outstanding borrowings under the Class A-1 Notes. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. We had no outstanding derivative instruments as of December 31, 2015 and did not hold any derivative instruments during the year ended December 31, 2015.
Investments in instruments earning a fixed rate of interest carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments.
Based on our cash and cash equivalents and restricted cash, as of 2015, a 1% increase in interest rates would increase our annual interest income by approximately $0.5 million. A 1% decline in interest rates would decrease our annual interest income by less than $0.5 million as the majority of our cash and cash equivalents and restricted cash are currently yielding less than 1%.
Commodity Prices
Many of the food products purchased by us and our franchisees and area licensees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme increases in commodity prices and/or long-term changes could affect our franchisees, area licensees and company-operated restaurants adversely. We expect that, in most cases, the IHOP and Applebee's systems would be able to pass increased commodity prices through to our consumers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases, margins would be negatively impacted by increased commodity prices. Since only 11 of our 3,716 restaurants as of December 31, 2015 are company-operated, we believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to our financial condition, results of operations or cash flows.
The Company and owners of Applebee's and IHOP franchise restaurants are members of CSCS, a Co-op that manages procurement activities for the Applebee's and IHOP restaurants that belong to the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2015, 100% of Applebee's domestic franchise restaurants and 99% of IHOP domestic franchise restaurants are members of CSCS. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the Applebee's and IHOP systems as a whole. None of these food product guarantees is a derivative instrument. At December 31, 2015, our outstanding guarantees for food product purchases were $16.3 million.

International Currency Exchange Rate Risk
We have minimal exposure to international currency exchange rate fluctuations. Revenue derived from all international country operations comprised less than 3% of total consolidated revenue for the year ended December 31, 2015, such that a hypothetical 10% adverse change in the currency of every international country in which our franchisees operate restaurants would have a negative impact of less than 0.3% of our consolidated revenue.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of DineEquity, Inc. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of DineEquity, Inc. and Subsidiaries as of January 3, 2016 and December 28, 2014, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 3, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DineEquity, Inc. and Subsidiaries at January 3, 2016 and December 28, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DineEquity, Inc. and Subsidiaries’ internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 24, 2016

DineEquity, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$144,785	$104,004
Receivables, net	139,206	153,498
Restricted cash	32,528	52,262
Prepaid gift card costs	46,792	51,268
Prepaid income taxes	5,186	11,753
Other current assets	4,212	9,239
Total current assets	372,709	382,024
Long-term receivables, net	160,695	180,856
Property and equipment, net	219,580	241,229
Goodwill	697,470	697,470
Other intangible assets, net	772,949	782,336
Deferred rent receivable	90,030	91,117
Other non-current assets, net	18,417	18,704
Total assets	$2,331,850	$2,393,736
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$55,019	$41,771
Gift card liability	167,657	179,760
Accrued employee compensation and benefits	25,085	25,722
Dividends payable	17,082	16,635
Current maturities of capital lease and financing obligations	14,320	14,852
Accrued advertising	8,758	10,150
Accrued interest payable	4,257	14,126
Other accrued expenses	6,251	10,033
Total current liabilities	298,429	313,049
Long-term debt, net	1,279,473	1,276,488
Capital lease obligations, less current maturities	84,781	98,119
Financing obligations, less current maturities	42,395	42,524
Deferred income taxes, net	269,469	288,251
Deferred rent payable	69,397	75,375
Other non-current liabilities	20,683	20,857
Total liabilities	2,064,627	2,114,663
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2015 - 25,186,048 issued, 18,535,027 outstanding; 2014 - 25,240,055 issued, 18,953,567 outstanding	252	252
Additional paid-in-capital	286,952	279,946
Retained earnings	351,923	313,644
Accumulated other comprehensive loss	(107)	(73)
Treasury stock, at cost; shares: 2015 - 6,651,021; 2014 - 6,286,488	(371,797)	(314,696)
Total stockholders' equity	267,223	279,073
Total liabilities and stockholders' equity	$2,331,850	$2,393,736

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Franchise and restaurant revenues	$542,606	$518,579	$502,586
Rental revenues	127,650	122,932	124,769
Financing revenues	10,844	13,477	13,112
Total revenues	681,100	654,988	640,467
Cost of revenues:
Franchise and restaurant expenses	186,986	184,411	173,232
Rental expenses	94,588	94,637	97,298
Financing expenses	520	825	245
Total cost of revenues	282,094	279,873	270,775
Gross profit	399,006	375,115	369,692
General and administrative expenses	155,428	145,910	143,586
Interest expense	63,254	96,637	100,264
Amortization of intangible assets	10,000	12,063	12,282
Closure and impairment charges	2,576	3,721	1,812
Loss on extinguishment of debt	—	64,859	58
Debt modification costs	—	—	1,296
(Gain) loss on disposition of assets	(901)	329	(223)
Income before income tax provision	168,649	51,596	110,617
Income tax provision	(63,726)	(15,143)	(38,580)
Net income	104,923	36,453	72,037
Other comprehensive income (loss), net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	107	—
Foreign currency translation adjustment	(34)	(16)	(12)
Total comprehensive income	$104,889	$36,544	$72,025
Net income available to common stockholders:
Net income	$104,923	$36,453	$72,037
Less: Net income allocated to unvested participating restricted stock	(1,400)	(521)	(1,200)
Net income available to common stockholders	$103,523	$35,932	$70,837
Net income available to common stockholders per share:
Basic	$5.55	$1.92	$3.75
Diluted	$5.52	$1.90	$3.70
Weighted average shares outstanding:
Basic	18,637	18,753	18,871
Diluted	18,768	18,956	19,141

Dividends declared per common share	$3.545	$3.125	$3.00
Dividends paid per common share	$3.50	$2.25	$3.00
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2012	19,198	$254	$264,342	$322,045	$(152)	6,165	$(277,684)	$308,805
Net income	—	—	—	72,037	—	—	—	72,037
Other comprehensive loss	—	—	—	—	(12)	—	—	(12)
Purchase of DineEquity common stock	(412)	—	—	—	—	412	(29,698)	(29,698)
Reissuance of treasury stock	319	—	(2,612)	—	—	(319)	11,692	9,080
Net issuance of shares for stock plans	(18)	(1)	—	—	—	—	—	(1)
Repurchase of restricted shares for taxes	(46)	—	(3,324)	—	—	—	—	(3,324)
Stock-based compensation	—	—	9,364	—	—	—	—	9,364
Tax benefit from stock-based compensation	—	—	3,690	—	—	—	—	3,690
Dividends on common stock	—	—	139	(57,504)	—	—	—	(57,365)
Conversion of liability award to equity	—	—	2,603	—	—	—	—	2,603
Balance at December 31, 2013	19,041	253	274,202	336,578	(164)	6,258	(295,690)	315,179
Net income	—	—	—	36,453	—	—	—	36,453
Other comprehensive gain	—	—	—	—	91	—	—	91
Purchase of DineEquity common stock	(388)	—	—	—	—	388	(32,006)	(32,006)
Reissuance of treasury stock	360	—	(4,793)	—	—	(360)	13,000	8,207
Net issuance of shares for stock plans	(21)	(1)	1	—	—	—	—	—
Repurchase of restricted shares for taxes	(38)		(3,194)	—	—	—	—	(3,194)
Stock-based compensation	—	—	9,319	—	—	—	—	9,319
Tax benefit from stock-based compensation	—	—	4,316	—	—	—	—	4,316
Dividends on common stock	—	—	95	(59,387)	—	—	—	(59,292)
Balance at December 31, 2014	18,954	252	279,946	313,644	(73)	6,286	(314,696)	279,073
Net income	—	—	—	104,923	—	—	—	104,923
Other comprehensive loss	—	—	—	—	(34)	—	—	(34)
Purchase of DineEquity common stock	(722)	—	—	—	—	722	(70,014)	(70,014)
Reissuance of treasury stock	357	—	(3,377)	—	—	(357)	12,913	9,536
Net issuance of shares for stock plans	(21)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(33)	—	(3,499)	—	—	—	—	(3,499)
Stock-based compensation	—	—	8,892	—	—	—	—	8,892
Tax benefit from stock-based compensation	—	—	4,862	—	—	—	—	4,862
Dividends on common stock	—	—	128	(66,644)	—	—	—	(66,516)
Balance at December 31, 2015	18,535	$252	$286,952	$351,923	$(107)	6,651	$(371,797)	$267,223
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$104,923	$36,453	$72,037
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	32,840	34,745	35,355
Non-cash interest expense	3,074	5,770	6,246
Loss on extinguishment of debt	—	64,859	58
Closure and impairment charges	2,576	3,687	2,195
Deferred income taxes	(17,408)	(30,236)	(22,674)
Non-cash stock-based compensation expense	8,892	9,319	9,364
Tax benefit from stock-based compensation	4,862	4,316	3,690
Excess tax benefit from stock options exercised	(4,794)	(5,028)	(2,858)
(Gain) loss on disposition of assets	(901)	329	(223)
Other	(6,323)	(3,344)	(492)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,239)	(7,326)	8,419
Current income tax receivables and payables	5,494	(5,868)	6,143
Gift card receivables and payables	21,735	3,555	5,519
Prepaid expenses and other current assets	(1,995)	273	8,315
Accounts payable	4,546	2,778	(9,347)
Accrued employee compensation and benefits	(594)	767	2,521
Accrued interest payable	(9,869)	551	339
Other current liabilities	(6,310)	2,924	3,208
Cash flows provided by operating activities	135,509	118,524	127,815
Cash flows from investing activities
Principal receipts from notes, equipment contracts and other long-term receivables	21,328	15,284	13,982
Proceeds from sale of property and equipment	10,782	681	—
Additions to property and equipment	(6,642)	(5,937)	(7,037)
Other	(267)	540	58
Cash flows provided by investing activities	25,201	10,568	7,003
Cash flows from financing activities
Repurchase of DineEquity common stock	(70,014)	(32,006)	(29,698)
Dividends paid on common stock	(66,164)	(42,733)	(57,445)
Principal payments on capital lease and financing obligations	(14,226)	(11,825)	(9,968)
Proceeds from issuance of long-term debt	—	1,300,000	—
Repayment of long-term debt (including premiums)	—	(1,264,086)	(4,800)
Change in restricted cash	19,733	(66,298)	1,249
Payment of debt issuance and debt modification costs	(89)	(24,192)	(1,296)
Proceeds from stock options exercised	9,536	8,207	9,080
Tax payments for restricted stock upon vesting	(3,499)	(3,194)	(3,324)
Excess tax benefit from stock options exercised	4,794	5,028	2,858
Cash flows used in financing activities	(119,929)	(131,099)	(93,344)
Net change in cash and cash equivalents	40,781	(2,007)	41,474
Cash and cash equivalents at beginning of year	104,004	106,011	64,537
Cash and cash equivalents at end of year	$144,785	$104,004	$106,011
Supplemental disclosures
Interest paid	$81,809	$104,164	$106,784
Income taxes paid	$70,694	$47,226	$50,702
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. The Company
The first International House of Pancakes® (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company began developing and franchising additional restaurants. The Company was incorporated as IHOP Corp. under the laws of the State of Delaware in 1976. In November 2007, the Company acquired Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. (“DineEquity”). The Company owns, franchises and operates two restaurant concepts: Applebee's Neighborhood Grill and Bar® (“Applebee's”), in the bar and grill segment within the casual dining category of the restaurant industry, and IHOP in the family dining category of the restaurant industry.
As of December 31, 2015, there were a total of 1,683 IHOP® restaurants, of which 1,507 were subject to franchise agreements, 165 were subject to area license agreements and 11 were company-operated restaurants. These IHOP restaurants were located in all 50 states of the United States, the District of Columbia, three United States territories and nine countries outside of the United States. As of December 31, 2015, there were a total of 2,033 Applebee's® restaurants, all of which were subject to franchise agreements. These Applebee's restaurants were located in 49 states of the United States, two United States territories and 15 countries outside of the United States.
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
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. For convenience, the Company refers to all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The 2015 fiscal year ended January 3, 2016 and contained 53 weeks. The 2014 and 2013 fiscal years ended December 28, 2014 and December 29, 2013, respectively, and each contained 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made in the calculation and assessment of the following: impairment of tangible and intangible assets; income taxes; allowance for doubtful accounts and notes receivables; lease accounting estimates; contingencies; and stock-based compensation. On an ongoing basis, the Company evaluates its estimates based on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
Accounts receivable are derived from revenues earned from franchisees and area licensees located primarily in the United States. Financing receivables arise from the financing of restaurant equipment, leases or franchise fees by IHOP franchisees. The Company is subject to a concentration of credit risk with respect to receivables from franchisees that own a large number of Applebee's or IHOP restaurants. As of December 31, 2015, there were two franchisees that owned 400 or more restaurants

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

each (one Applebee's franchisee and one franchisee with cross-brand ownership). These franchisees operated 895 Applebee's and IHOP restaurants in the United States, which comprised 26% of the total Applebee's and IHOP franchise and area license restaurants in the United States. Revenues from these franchisees represented 15.1% and 13.2%, of total consolidated revenue for the years ended December 31, 2015 and 2014, respectively, with no single franchisee representing more than 10% of total consolidated revenue in either year. Receivables from these franchisees totaled $19.0 million and $17.0 million at December 31, 2015 and 2014, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost which approximates market value. Cash held related to IHOP advertising funds and the Company's gift card programs is classified as unrestricted cash as there are no restrictions on the use of these funds. Total cash balances related to the IHOP advertising funds and the Company's gift card programs were $72.3 million and $56.2 million as of December 31, 2015 and 2014, respectively.
Restricted Cash
Current
Current restricted cash of $32.5 million at December 31, 2015 consisted of $28.4 million of funds required to be held in trust in connection with the Company's securitized debt and $4.1 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $52.3 million at December 31, 2014 consisted of $52.1 million of funds required to be held in trust in connection with the Company's securitized debt and $0.2 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.
Non-current
Non-current restricted cash of $14.7 million as of December 31, 2015 and 2014 represents interest reserves required to be set aside for the duration of the securitized debt and is included in other non-current assets, net in the consolidated balance sheets.
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
See Note 12, Closure and Impairment Charges.
Goodwill and Intangible Assets
Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets resulting from an acquisition are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received. The Company's identifiable intangible assets are comprised primarily of the Applebee's tradename and Applebee's franchise agreements. Identifiable intangible assets with finite lives (franchise agreements) are amortized over the period of estimated benefit using the straight-line method and estimated useful lives. Goodwill and intangible assets considered to have an indefinite life (primarily the Applebee's tradename) are not subject to amortization. The determination of indefinite life is subject to reassessment if changes in facts and circumstances indicate the period of benefit has become finite.
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
The Company evaluates the goodwill of the Applebee's franchise unit and the indefinite-lived Applebee's tradename for impairment as of October 31 of each year. The Company evaluates the goodwill of the IHOP franchise unit for impairment as of December 31 of each year. In addition to the annual evaluation for impairment, goodwill and indefinite-lived intangible assets are evaluated more frequently if the Company believes indicators of impairment exist.
When evaluating goodwill and indefinite-lived intangible assets for impairment, under U.S GAAP the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit or the intangible asset is more-likely-than-not greater than the carrying amount. Such qualitative factors include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. If, based on a review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value is less than the carrying value, the Company may bypass the two-step quantitative impairment test. The first step of the quantitative impairment test calculates the estimated fair value of each of the reporting units and compares it to the carrying value. If the fair value is in excess of the carrying value, no impairment exists. If the first step does indicate impairment, a second step must take place. Under the second step, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted.
In performing the quantitative test of goodwill, the Company primarily uses the income approach method of valuation that included the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flow model included future trends in sales, operating expenses, overhead expenses, capital expenditures and changes in working capital, along with an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt.
In the process of the Company's annual impairment review of the tradename, the Company primarily uses the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method included future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Revenue Recognition
The Company's revenues are recorded in four categories: franchise operations, company restaurant operations, rental operations and financing operations.
Franchise operations revenue consists primarily of royalty revenues, sales of proprietary IHOP products, IHOP advertising fees and franchise fees. Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Company restaurant sales are retail sales at company-operated restaurants. Financing operations revenue consists primarily of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants.
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
The Company records a liability in the period in which a gift card is sold and recognizes costs associated with our administration of the gift card programs as prepaid assets when the costs are incurred. As gift cards are redeemed, the liability and prepaid asset are reduced. When gift cards are redeemed at a franchisee-operated restaurant, the revenue and related administrative costs are recognized by the franchisee. The Company recognizes revenue and related administrative costs when gift cards are redeemed at company-operated restaurants. The Company recognizes gift card breakage income on gift cards when the assessment of the likelihood of redemption of the gift card becomes remote. This assessment is based upon Applebee's and IHOP's individual historical experience with gift card redemptions in their own program. The Company's gift card breakage revenue for the years ended December 31, 2015, 2014 and 2013 was not material.
Allowance for Credit Losses
The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in existing receivables; however, changes in circumstances relating to receivables may result in changes to the allowance in the future. The Company determines the allowance based on historical experience, current payment patterns, future obligations and the Company's assessment of the franchisee's or area licensee's ability to pay outstanding balances. The primary indicator of credit quality is delinquency, which is considered to be a receivable balance greater than 90 days past due. The Company continually reviews the allowance for doubtful accounts. Past due balances and future obligations are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. Credit losses historically have been within management's expectations.
Leases
The Company is the lessor or sub-lessor of the properties on which 696 IHOP restaurants and four Applebee's restaurants are located. The restaurants are subleased to franchisees or, in a few instances, are operated by the Company. The Company's IHOP leases generally provide for an initial term of 15 to 25 years, with most having one or more five-year renewal options at the Company's option. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income, respectively. Rental expense and rental income for these operating leases are recognized on the straight-line basis over the original terms of the leases. Any difference between straight-line rent expense or income and actual amounts paid or received represents deferred rent and is included in the consolidated balance sheets as other assets or other liabilities, as appropriate.
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
Advertising
Franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue as the fees are earned and become receivables from the franchisee in accordance with U.S. GAAP governing the accounting for franchise fee revenue. In accordance with U.S. GAAP governing advertising costs, related advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Due to different contractual terms in Applebee's marketing agreements, franchise fees designated for Applebee's national advertising fund and local advertising cooperatives constitute agency transactions and are not recognized as revenues and expenses. In both cases, the advertising fees are recorded as a liability against which specific costs are charged. Advertising fees included in IHOP franchise revenue and expense for the years ended December 31, 2015, 2014 and 2013 were $108.1 million, $90.3 million and $79.5 million, respectively.
Advertising expense reflected in the consolidated statements of comprehensive income includes local marketing advertising costs incurred by company-operated restaurants, contributions to the national advertising fund made by Applebee's and IHOP company-operated restaurants and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising are expensed either as incurred or the first time the advertising takes place. Advertising expense included in company restaurant operations for the years ended December 31, 2015, 2014 and 2013 was $1.9 million, $2.9 million and $2.9 million, respectively.
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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The fair values of non-current financial instruments, determined based on Level 2 inputs, are shown in the following table:

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, net	$1,279.5	$1,306.1	$1,276.5	$1,302.0

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
Net Income Per Share
Net income per share is calculated using the two-step method prescribed in U.S. GAAP. Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares and potential shares of common stock outstanding during the period if their effect is dilutive. The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share calculation. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock.
Other Comprehensive Income (Loss)
For the years ended December 31, 2015, 2014 and 2013, the income tax benefit or provision allocated to items of other comprehensive income (loss) was not significant.

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
Reporting Segments
The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. These reporting segments are as follows: franchise operations (an aggregation of Applebee's and IHOP franchise operations) and rental operations. The Company has IHOP company-operated restaurant operations and financing operations, but neither of these operating segments exceeds 10% of consolidated revenues, income before income tax provision or total assets.
Franchise Segment
As of December 31, 2015, the franchise operations segment consisted of 2,033 restaurants operated by Applebee's franchisees in the United States, two United States territories and 15 countries outside of the United States and 1,672 restaurants operated by IHOP franchisees and area licensees in the United States, three United States territories and nine countries outside of the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products (primarily IHOP pancake and waffle dry-mixes) and franchise fees. Additionally, franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, due to different contractual terms in Applebee's marketing agreements, Applebee's national advertising fund activity constitutes agency transactions and therefore is not recognized as franchise revenue and expense.
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
Company Segment
As of December 31, 2015, the company restaurant operations segment consisted of 10 IHOP company-operated restaurants and one IHOP restaurant reacquired from a franchisee and operated by the Company on a temporary basis until refranchised. We also operated 23 Applebee's restaurants until they were refranchised in July 2015. All company-operated restaurants were located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Financing Segment
Financing operations revenue primarily consists of interest income from the financing of IHOP franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are the cost of restaurant equipment.
 Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing guidance on the reporting of discontinued operations. The amendment changed the criteria for the reporting of discontinued operations such that only disposals resulting in a strategic shift that will have a major effect on an entity's operations and financial results will be reported as discontinued operations. The amendment also removed the requirement that an entity not have any significant continuing involvement in the operations of the component after disposal to qualify for reporting of the disposal as a discontinued operation. The Company adopted the amendment as of January 1, 2015 and adoption did not have an impact on the Company’s consolidated financial statements.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

In April 2015, the FASB issued an amendment to existing guidance on the presentation of debt issuance costs. The amendment requires debt issuance costs be presented in the balance sheet as a direct reduction of the related debt liability rather than as an asset. Existing recognition and measurement guidance for debt issuance costs was not changed. The amendment is effective commencing with the Company's first fiscal quarter of 2016. In August 2015, the FASB provided additional guidance for presentation of debt issuance costs related to line-of-credit arrangements. The Company does not have a material amount of debt issuance costs related to line-of-credit arrangements. As permitted, the Company elected to adopt early the amendment as of the beginning of the fourth fiscal quarter of 2015 on a retrospective basis. The following table summarizes the adjustments made to conform prior period classifications at September 30, 2015 and December 31, 2014 to the new amendment:

	September 30, 2015			December 31, 2014
	As Filed	Reclass	As Adjusted	As Filed	Reclass	As Adjusted
	(In millions)
Other non-current assets, net	$39.8	$(21.3)	$18.5	$42.2	$(23.5)	$18.7
Long-term debt	$1,300.0	$(21.3)	$1,278.7	$1,300.0	$(23.5)	$1,276.5

In November 2015, the FASB issued an amendment to existing guidance on the presentation of deferred income taxes that requires deferred tax assets and liabilities, along with related valuation allowances, be classified as non-current on the balance sheet. As a result, each tax jurisdiction now only will have one net non-current tax asset or liability. All of the Company's deferred tax assets are in the same tax jurisdiction as its deferred tax liabilities. The amendment is effective commencing with the Company's first fiscal quarter of 2017. As permitted, the Company elected to adopt early the amendment as of the beginning of the fourth fiscal quarter of 2015 on a retrospective basis. The following table summarizes the adjustments made to conform prior period classifications at September 30, 2015 and December 31, 2014 to the new amendment:

	September 30, 2015			December 31, 2014
	As Filed	Reclass	As Adjusted	As Filed	Reclass	As Adjusted
	(In millions)
Deferred income tax assets (current)	$35.5	$(35.5)	$—	$30.9	$(30.9)	$—
Deferred income tax liabilities (non-current)	$307.6	$(35.5)	$272.1	$319.1	$(30.9)	$288.3

 New Accounting Pronouncements

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

In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments. The guidance modifies how entities measure certain equity investments and present changes in the fair value of those investments, as well as changes how fair value of financial instruments is measured for disclosure purposes. The amendment is effective commencing with the Company's first fiscal quarter of 2018. The Company is currently evaluating the impact of the new guidance on its financial statements and disclosures.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements as a result of future adoption.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3. Receivables

	2015	2014
	(In millions)
Accounts receivable	$70.5	$65.9
Gift card receivables	49.3	69.0
Notes receivable	1.3	1.9
Financing receivables:
Equipment leases receivable	95.5	107.3
Direct financing leases receivable	73.7	81.6
Franchise fee notes receivable	0.7	1.3
Other	10.1	10.3
	301.1	337.3
Less: allowance for doubtful accounts	(1.2)	(2.9)
	299.9	334.4
Less: current portion	(139.2)	(153.5)
Long-term receivables	$160.7	$180.9
Accounts receivable primarily includes receivables due from franchisees and distributors. Gift card receivables consist primarily of amounts due from third-party vendors. Interest is not charged on gift card receivables.
Financing receivables primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant then franchised the restaurant to a franchisee. IHOP provided the financing for the franchise fee, leasing of the equipment and the leasing or subleasing of the site. Equipment lease contracts are due in equal weekly installments, primarily bear interest averaging 9.8% per annum at both December 31, 2015 and 2014 and are collateralized by the equipment. The term of an equipment lease contract coincides with the term of the corresponding restaurant building lease. The IHOP franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 5.9% and 6.4% per annum at December 31, 2015 and 2014, respectively, and are collateralized by the franchise. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.
The primary indicator of the credit quality of financing receivables is delinquency. As of December 31, 2015 and 2014, approximately $0.2 million and $0.4 million, respectively, of financing receivables were delinquent more than 90 days.
The following table summarizes the activity in the allowance for doubtful accounts:

Allowance for Doubtful Accounts	(In millions)
Balance at December 31, 2012	$2.7
Provision	1.5
Charge-offs	(0.7)
Balance at December 31, 2013	3.5
Provision	0.5
Charge-offs	(1.1)
Balance at December 31, 2014	2.9
Provision	0.7
Charge-offs	(2.4)
Balance at December 31, 2015	$1.2

As of December 31, 2015 and 2014, approximately $0.2 million and $0.3 million, respectively, of the allowance for doubtful accounts related to financing receivables.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Property and Equipment
Property and equipment by category is as follows:

	2015	2014
	(In millions)
Leaseholds and improvements	$256.4	$258.3
Equipment and fixtures	82.2	78.4
Properties under capital lease	58.8	59.2
Buildings and improvements	57.9	58.7
Land	57.8	59.2
Construction in progress	0.8	5.1
Property and equipment, gross	513.9	518.9
Less: accumulated depreciation and amortization	(294.3)	(277.7)
Property and equipment, net	$219.6	$241.2
The Company recorded depreciation expense on property and equipment of $22.8 million, $22.7 million and $23.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease in the amount of $38.8 million and $36.8 million at December 31, 2015 and 2014, respectively.
5. Goodwill
The significant majority of the Company's goodwill arose from the November 29, 2007 acquisition of Applebee's. As of December 31, 2015 and 2014, the balance of goodwill was $697.5 million, of which $686.7 million has been allocated to the Applebee's franchise reporting unit and $10.8 million to the IHOP franchise reporting unit.
The Company assessed goodwill for impairment in accordance with its policy described in Note 2. In the fourth quarter of fiscal 2015, the Company performed a qualitative assessment of the goodwill of the Applebee's franchise unit and the IHOP franchise unit and concluded it was more-likely-than-not that the fair values exceeded the respective carrying amounts and therefore bypassed any quantitative testing of goodwill. In the fourth quarter of fiscal 2014, the Company performed a quantitative test of the goodwill of the Applebee's franchise reporting unit and a qualitative test of the goodwill of the IHOP franchise unit. In the fourth quarter of fiscal 2013, the Company performed a quantitative test of the goodwill of the Applebee's franchise unit and the IHOP franchise unit.
There were no impairments of goodwill recorded resulting from these assessments in 2015, 2014 or 2013.
6. Other Intangible Assets
The significant majority of the Company's other intangible assets arose from the November 29, 2007 acquisition of Applebee's. As of December 31, 2015 and 2014, intangible assets were as follows:

	Not Subject to Amortization		Subject to Amortization
	Tradename	Other	Franchising Rights	Recipes and Menus	Total
	(In millions)
Balance at December 31, 2012	$652.4	$0.4	$149.0	$4.3	$806.1
Amortization expense	—	—	(10.0)	(2.3)	(12.3)
Other	—	0.3	—	—	0.3
Balance at December 31, 2013	652.4	0.7	139.0	2.0	794.1
Amortization expense	—	—	(10.0)	(2.0)	(12.0)
Other	—	0.2	—	—	0.2
Balance at December 31, 2014	652.4	0.9	129.0	—	782.3
Amortization expense	—	—	(10.0)	—	(10.0)
Other	—	0.6	—	—	0.6
Balance at December 31, 2015	$652.4	$1.5	$119.0	$—	$772.9

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6. Other Intangible Assets (Continued)

Annual amortization expense for the next five fiscal years is estimated to be approximately $10.0 million per year. The weighted average life of the intangible assets subject to amortization was 20 years at December 31, 2015 and 2014.
Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2015 and 2014 are as follows:

	December 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$200.0	$(81.0)	$119.0	$200.0	$(71.0)	$129.0
Recipes and menus	15.7	(15.7)	—	15.7	(15.7)	—
Total	$215.7	$(96.7)	$119.0	$215.7	$(86.7)	$129.0

The Company assessed the Applebee's tradename for impairment in accordance with its policy described in Note 2. In the fourth quarter of fiscal 2015, the Company performed a qualitative assessment of the Applebee's tradename and concluded it was more-likely-than-not that the fair value exceeded the carrying amount and therefore bypassed any quantitative testing. In the fourth quarter of fiscal 2014 and 2013, the Company performed a quantitative test of the Applebee's tradename.
There were no impairments recorded resulting from these assessments in 2015, 2014 or 2013.
7. Long-Term Debt
Long-term debt consists of the following components:

	2015	2014
	(In millions)
Series 2014-1 Class A-2, 4.227% Fixed Rate Senior Secured Notes	$1,300.0	$1,300.0
Debt issuance costs	(20.5)	(23.5)
Long-term debt, net	$1,279.5	$1,276.5

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

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is our indebtedness divided by adjusted EBITDA for the four preceding quarterly periods. As of December 31, 2015, the Company's leverage ratio was 4.43x; accordingly, no principal payment on the Class A-2 Notes was required.

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

The Company did not draw on the Variable Funding Notes during 2015 or 2014. As of December 31, 2015 there were no amounts outstanding under the Revolving Facility; however, available borrowing capacity under the Variable Funding Notes was reduced by $5.9 million of letters of credit outstanding as of December 31, 2015.

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
The DSCR for the reporting period ended December 31, 2015 was 5.40x.
Debt Issuance Costs
The Company incurred costs of approximately $24.3 million in connection with the issuance of the Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of the Notes. Amortization of $3.1 million and $0.7 million was included in interest expense for the years ended December 31, 2015 and 2014, respectively. Unamortized debt issuance costs are reported as a direct reduction of the Class A-2 Notes in the consolidated balance sheets.
Maturities of Long-term Debt
The Class A-2 Anticipated Repayment Date is in September 2021.
2014 Refinancing of Long-term Debt

On September 30, 2014, the Company repaid the entire outstanding principal balance of $463.6 million of its senior secured credit facility (the “Credit Facility”); there were no premiums or penalties associated with the repayment. On October 30, 2014, after a required 30-day notice period, the Company repaid the entire outstanding principal balance of $760.8 million of its 9.5% Senior Notes due October 30, 2018 (the “Senior Notes”), along with a required make-whole premium for early repayment of $36.1 million. All of the Company's obligations under the Credit Facility and the Senior Notes terminated upon the respective repayments thereof.

This transaction was accounted for as an extinguishment of debt under U.S. GAAP. The Company recognized a loss on debt extinguishment of $64.9 million for the year ended December 31, 2014, comprised of the $36.1 million make-whole premium on the Senior Notes and the write-off of the unamortized debt discount and the issuance costs associated with the extinguished debt of $16.9 million and $11.9 million, respectively. Prior to the extinguishment of debt, amortization of the discount associated with the Senior Notes included in interest expense for the years ended December 31, 2014, and 2013 was $2.8 million and $3.5 million, respectively. Prior to the extinguishment of debt, amortization of debt issuance costs associated with the Credit Facility and the issuance of the Senior Notes included in interest expense for the years ended December 31, 2014 and 2013 was $2.2 million and $2.7 million, respectively.

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
As of December 31, 2015, the Company's continuing involvement with 152 of the 181 Properties ended by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the transactions related to these properties have been recorded as a sale with property and equipment and financing obligations each cumulatively reduced by approximately $277.2 million.
As of December 31, 2015, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2016	$5.0
2017(1)	4.6
2018	5.2
2019	5.5
2020	5.9
Thereafter	69.8
Total minimum lease payments	96.0
Less: interest	(53.5)
Total financing obligations	42.5
Less: current portion(2)	(0.1)
Long-term financing obligations	$42.4
____________________________________________________________________________________

(1)	Due to the varying closing date of the Company's fiscal year, 11 monthly payments will be made in fiscal 2017.

(2)	Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9. Leases
The Company is the lessor or sub-lessor of approximately half of all domestic IHOP franchise restaurants. The restaurants are subleased to IHOP franchisees or in a few instances operated by the Company or an Applebee's franchisee. These noncancelable leases and subleases consist primarily of land, buildings and improvements.
The following is the Company's net investment in direct financing lease receivables:

	December 31,
	2015	2014
	(In millions)
Total minimum rents receivable	$108.9	$126.7
Less: unearned income	(35.2)	(45.1)
Net investment in direct financing leases receivable	73.7	81.6
Less: current portion	(8.7)	(8.0)
Long-term direct financing leases receivable	$65.0	$73.6
Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2015, 2014 and 2013 was $16.7 million, $14.1 million and $12.7 million, respectively.
The following is the Company's net investment in equipment leases receivable:

	December 31,
	2015	2014
	(In millions)
Total minimum leases receivable	$140.5	$165.4
Less: unearned income	(45.0)	(58.1)
Net investment in equipment leases receivable	95.5	107.3
Less: current portion	(7.5)	(7.4)
Long-term equipment leases receivable	$88.0	$99.9

The following are minimum future lease payments on noncancelable leases as lessee at December 31, 2015:

	Capital Leases	Operating Leases
	(In millions)
2016	$24.0	$76.5
2017 (1)	21.3	69.2
2018	20.6	73.7
2019	17.3	69.5
2020	15.2	67.5
Thereafter	45.2	255.9
Total minimum lease payments	143.6	$612.3
Less: interest	(44.6)
Capital lease obligations	99.0
Less: current portion(2)	(14.2)
Long-term capital lease obligations	$84.8
______________________________________________________
(1) Due to the varying closing date of the Company's fiscal year, 11 monthly payments will be made in fiscal 2017.
(2) Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.
The asset cost and carrying amount on company-owned property leased at December 31, 2015 was $89.0 million and $62.7 million, respectively. The asset cost and carrying amount on company-owned property leased at December 31, 2014, was $90.1 million and $64.5 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.
The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2015:

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9. Leases (Continued)

	Direct Financing Leases	Operating Leases
	(In millions)
2016	$17.6	$100.7
2017	17.7	100.7
2018	17.4	100.2
2019	16.3	98.4
2020	14.9	98.6
Thereafter	25.0	496.6
Total minimum rents receivable	$108.9	$995.2

The Company has noncancelable leases, expiring at various dates through 2036, which require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2015, 2014 and 2013 was $3.3 million, $2.8 million and $2.8 million, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2015, 2014 and 2013 was $80.9 million, $75.9 million and $75.4 million, respectively.

10. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2015, the outstanding purchase commitments were $130.1 million, the majority of which related to advertising.
Lease Guarantees
In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. As of December 31, 2015 and 2014, the Company has outstanding lease guarantees or is contingently liable for approximately $398.0 million and $378.1 million, respectively. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2016 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 31, 2015.
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
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2015, the Company had approximately $6.3 million of unused letters of credit outstanding, of which $5.9 million reduce the Company's available borrowing under its Variable Funding Notes. These letters expire on various dates in 2016 and are automatically renewed for an additional year if no cancellation notice is submitted.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11. Stockholders' Equity
Stock Repurchase Programs
In February 2013, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million of DineEquity common stock (the “2013 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2013 Repurchase Program did not require the repurchase of a specific number of shares and could be terminated at any time. The Company repurchased 779,278 shares of stock for $59.7 million under the 2013 Repurchase Program prior to its termination.

In October 2014, the Company's Board of Directors terminated the 2013 Repurchase Program and approved a stock repurchase program authorizing the Company to repurchase up to $100 million of DineEquity common stock (the “2014 Repurchase Program”) under substantially the same terms as the 2013 Repurchase Program. The Company repurchased 537,311 shares of stock for $54.5 million under the 2014 Repurchase Program prior to its termination.

On October 1, 2015, the Company's Board of Directors terminated the 2014 Repurchase Program and approved a new stock repurchase program authorizing the Company to repurchase up to $150 million of DineEquity common stock (the “2015 Repurchase Program”) under substantially the same terms as the 2014 Repurchase Program. The Company has repurchased 204,487 shares of stock for $17.5 million under the 2015 Repurchase Program and may repurchase up to an additional $132.5 million of common stock under the 2015 Repurchase Program.
Treasury Stock
Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined on the first-in, first-out (“FIFO”) method. The Company re-issued 356,930 shares, 359,528 shares and 318,644 shares, respectively, during the years ended December 31, 2015, 2014 and 2013 at a total FIFO cost of $12.9 million, $13.0 million and $11.7 million, respectively.
Dividends
During the fiscal years ended December 31, 2015, 2014 and 2013, the Company declared and paid dividends on common stock as follows:

Year ended December 31, 2015	Declaration date	Payment date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
					(In millions)
Payment of prior year declaration	(2)	January 9, 2015	—	$0.875	$16.6
First quarter	February 24, 2015	April 10, 2015	$0.875	0.875	16.7
Second quarter	May 19, 2015	July 10, 2015	0.875	0.875	16.5
Third quarter	July 30, 2015	October 9, 2015	0.875	0.875	16.4
Fourth quarter	October 1, 2015	(3)	0.92	—	—
Total			$3.545	$3.50	$66.2

Year ended December 31, 2014
First quarter	February 25, 2014	March 28, 2014	$0.75	$0.75	$14.3
Second quarter	May 28, 2014	June 27, 2014	0.75	0.75	14.3
Third quarter	August 4, 2014	September 26, 2014	0.75	0.75	14.2
Fourth quarter	October 27, 2014	(2)	0.875	—	—
Total			$3.125	$2.25	$42.8

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

Year ended December 31, 2013	Declaration date	Payment date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
First quarter	February 26, 2013	March 29, 2013	$0.75	$0.75	$14.6
Second quarter	May 14, 2013	June 28, 2013	0.75	0.75	14.4
Third quarter	August 2, 2013	September 27, 2013	0.75	0.75	14.3
Fourth quarter	October 3, 2013	December 27, 2013	0.75	0.75	14.3
Total			$3.00	$3.00	$57.6
___________________________________________________
(1) Includes dividend equivalents paid on restricted stock units.
(2) The fourth quarter 2014 dividend of $16.6 million was paid on January 9, 2015.
(3) The fourth quarter 2015 dividend of $17.1 million was paid on January 8, 2016.

On February 23, 2016, the Company's Board of Directors approved payment of a cash dividend of $0.92 per share of common stock, payable at the close of business on April 8, 2016 to the stockholders of record as of the close of business on March 18, 2016.

12. Closure and Impairment Charges
Closure and impairment charges for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Closure charges	$1.4	$2.1	$1.0
Long-lived tangible asset impairment	1.2	1.6	0.8
Total closure and impairment charges	$2.6	$3.7	$1.8

Closure Charges
Approximately $1.4 million of closure charges for the year ended December 31, 2015 related to two IHOP franchise restaurants closed during 2015, partially offset by minor adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2015. Approximately $1.0 million of the closure charges for the year ended December 31, 2014 related to IHOP restaurants closed during 2014, with the remainder primarily related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2014. Closure charges for the year ended December 31, 2013 primarily related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2013.
Long-lived Tangible Asset Impairment
Long-lived tangible asset impairment charges for the year ended December 31, 2015 primarily related to $1.1 million of individually insignificant charges at eight IHOP company-operated restaurants and four Applebee's company-operated restaurants. Long-lived tangible asset impairment charges for the year ended December 31, 2014 related primarily to two IHOP company-operated restaurants in the Cincinnati, Ohio area. Long-lived tangible asset impairment charges for the year ended December 31, 2013 related to three Applebee's company-operated restaurants in the Kansas City, Missouri area. The Company evaluated the causal factors of all impairments of long-lived assets as they were recorded in each year and concluded they were based on factors specific to each asset and not potential indicators of an impairment of other long-lived assets.

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
The IHOP Corp. 2001 Stock Incentive Plan (the “2001 Plan”) was adopted in 2001 and amended and restated in 2005 and 2008 to authorize the issuance of up to 4,200,000 shares of common stock. The 2001 Plan has expired but there are stock options issued under the 2001 Plan outstanding as of December 31, 2015.
The 2011 Plan and the 2001 Plan are collectively referred to as the “Plans.”
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
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$9.0	$9.4	$9.4
Liability classified awards (credit) expense	(0.4)	2.4	0.9
Total pre-tax stock-based compensation expense	8.6	11.8	10.3
Book income tax benefit	(3.3)	(4.5)	(3.9)
Total stock-based compensation expense, net of tax	$5.3	$7.3	$6.4
As of December 31, 2015, total unrecognized compensation cost related to restricted stock and restricted stock units of $13.9 million and $3.2 million related to stock options is expected to be recognized over a weighted average period of approximately 1.66 years for restricted stock and restricted stock units and 1.39 years for stock options.

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

	2015	2014	2013
Risk free interest rate	1.5%	1.6%	0.8%
Weighted average historical volatility	36.8%	51.1%	83.4%
Dividend yield	3.2%	3.7%	4.2%
Expected years until exercise	4.5	4.6	4.6
Weighted average fair value of options granted	$27.20	$26.87	$36.00
Stock option activity for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2012	958,246	$39.67
Granted	81,328	72.28
Exercised	(225,272)	40.31
Forfeited	(39,243)	55.78
Outstanding at December 31, 2013	775,059	42.09
Granted	120,932	81.53
Exercised	(256,910)	31.95
Forfeited	(20,966)	69.18
Outstanding at December 31, 2014	618,115	53.10
Granted	133,814	111.54
Exercised	(218,412)	43.66
Forfeited	(29,055)	99.97
Outstanding at December 31, 2015	504,462	$69.99	6.7	$10.5
Vested and Expected to Vest at December 31, 2015	485,616	$68.71	6.7	$10.5
Exercisable at December 31, 2015	310,543	$52.56	5.5	$10.1
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $12.6 million, $13.2 million and $7.5 million, respectively.
Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2015, 2014 and 2013 was $9.5 million, $8.2 million and $9.1 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $4.9 million, $4.3 million and $3.7 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)

Equity Classified Awards - Restricted Stock and Restricted Stock Units
Activity in equity classified awards of restricted stock and restricted stock units for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2012	346,563	$44.74	33,242	$41.19
Granted	97,812	73.11	15,804	72.04
Conversion of cash-settled restricted stock units	—	—	37,184	72.28
Released	(117,075)	30.96	(39,000)	54.66
Forfeited	(61,048)	55.37	—	—
Outstanding at December 31, 2013	266,252	58.87	47,230	64.57
Granted	102,618	82.18	13,879	81.65
Released	(94,798)	53.03	(19,487)	70.82
Forfeited	(40,254)	67.68	—	—
Outstanding at December 31, 2014	233,818	70.14	41,622	66.92
Granted	138,518	102.78	10,630	111.72
Released	(77,042)	54.89	(16,567)	52.19
Forfeited	(37,700)	86.77	(569)	101.55
Outstanding at December 31, 2015	257,594	$89.99	35,116	$86.30
Liability Classified Awards
The Company previously had issued shares of cash-settled restricted stock units to members of the Board of Directors. Originally, these instruments were expected to be settled in cash and were recorded as liabilities based on the closing price of the Company’s common stock as of each period end. In February 2013, it was determined that, pursuant to the terms of the Plan, these restricted stock units would be settled in shares of common stock and 37,184 restricted stock units, representing all outstanding units, were converted to equity classified awards. For the year ended December 31, 2013, $0.3 million was included as stock-based compensation expense related to these cash-settled restricted stock units prior to conversion.
The Company has granted cash long-term incentive awards to certain employees (“LTIP awards”). Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total shareholder return of DineEquity, Inc. common stock compared to the total shareholder returns of a peer group of companies. Though LTIP awards are only paid in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the years ended December 31, 2015, 2014 and 2013, a credit of $0.4 million and expenses of $2.4 million and $0.6 million, respectively, were included in stock-based compensation expense related to the LTIP awards. At December 31, 2015 and 2014, liabilities of $1.6 million and $4.0 million, respectively, were included as accrued employee compensation and benefits in the consolidated balance sheets.

14. Employee Benefit Plans
401(k) Savings and Investment Plan
Effective January 1, 2013, the Company amended the DineEquity, Inc. 401(k) Plan to (i) modify the Company matching formula and (ii) eliminate the one-year completed service requirement that previously had to be met to become eligible for Company matching contributions. As amended, the Company matches 100% of the first four percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. DineEquity common stock is not an investment option for employees in the 401(k) plan, other than shares transferred from a prior employee stock ownership plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's matching contribution expense was $2.4 million, $2.3 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

15. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Provision (benefit) for income taxes:
Current
Federal	$67.3	$33.2	$48.5
State	8.0	3.6	2.1
Foreign	2.4	2.7	2.4
	77.7	39.5	53.0
Deferred
Federal	(13.6)	(22.1)	(13.5)
State	(0.4)	(2.3)	(0.9)
	(14.0)	(24.4)	(14.4)
Provision for income taxes	$63.7	$15.1	$38.6
The provision for income taxes differs from the expected federal income tax rates as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and other taxes, net of federal tax benefit	2.8	2.4	2.9
Change in unrecognized tax benefits	0.8	2.4	1.4
Change in valuation allowance	—	—	(2.7)
Domestic production activity deduction	(0.7)	(6.0)	—
Research and experimentation tax credit	0.1	(3.4)	—
State adjustments including audits and settlements	(0.2)	(1.1)	(1.1)
Compensation related tax credits, net of deduction offsets	(0.2)	(0.8)	(0.6)
Other	0.2	0.8	—
Effective tax rate	37.8%	29.3%	34.9%

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

The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and international jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2008. In the second quarter of 2013, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report (“RAR”) related to its examination of the Company’s U.S federal income tax return for the tax years 2008 to 2010. The Company disagrees with a portion of the proposed assessments and has contested them through the IRS administrative appeals procedures. We anticipate the appeals process to continue into 2016. The Company continues to believe that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

The Company has elected to adopt the recent amendment to U.S. GAAP that requires deferred tax assets and liabilities, along with related valuation allowances, be classified as non-current on the balance sheet as of the beginning of the fourth fiscal quarter of 2015 on a retrospective basis. See Note 2, Basis of Presentation and Summary of Significant Policies - Recently Adopted Accounting Standards.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 15. Income Taxes (Continued)

Net deferred tax assets (liabilities) consisted of the following components:

	2015	2014
	(In millions)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$4.8	$4.8
Differences in acquisition financing costs	1.8	1.8
Employee compensation	13.0	14.4
Deferred gain on sale of assets	8.3	6.5
Book/tax difference in revenue recognition	43.9	39.6
Other	35.4	35.9
Deferred tax assets	107.2	103.0
Valuation allowance	(1.1)	(1.1)
Total deferred tax assets after valuation allowance	106.1	101.9
Differences between financial and tax accounting in the recognition of franchise and equipment sales	(43.0)	(48.0)
Differences in capitalization and depreciation (1)	(288.9)	(294.6)
Book/tax difference in revenue recognition	(11.7)	(15.6)
Differences between book and tax basis of property and equipment	(14.2)	(11.4)
Other	(17.8)	(20.5)
Deferred tax liabilities	(375.6)	(390.1)
Net deferred tax liabilities	$(269.5)	$(288.3)
_____________________________________

(1)	Primarily related to the Applebee's acquisition.
The Company had gross operating loss carryforwards for state tax purposes of $60.7 million and $77.1 million as of December 31, 2015 and 2014, respectively. The net operating loss carryforwards expire between 2016 and 2030 for state tax purposes.
The total gross unrecognized tax benefit as of December 31, 2015 and 2014 was $3.9 million and $3.4 million, respectively, excluding interest, penalties and related income tax benefits. The entire $3.9 million will be included in the Company's effective income tax rate if recognized.

The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $1.0 million related to settlements with taxing authorities and the lapse of statutes of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefit as of January 1	$3.4	$2.7	$6.7
Changes for tax positions of prior years	1.0	1.2	0.8
Increases for tax positions related to the current year	0.1	0.1	—
Decreases relating to settlements and lapsing of statutes of limitations	(0.6)	(0.6)	(4.8)
Unrecognized tax benefit as of December 31	$3.9	$3.4	$2.7
As of December 31, 2015, the accrued interest was $4.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2014, the accrued interest and penalties were $3.9 million and $0.1 million, respectively, excluding any related income tax benefits. The increase of $1.0 million of accrued interest is primarily related to an increase in unrecognized tax benefits as a result of recent audits by taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.

The valuation allowance of $1.1 million as of both December 31, 2015 and 2014 related to the Massachusetts enacted legislation requiring unitary businesses to file combined reports. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2015, management determined that, based on available evidence, there was no change to the valuation allowance.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

16. Net Income Per Share
The computation of the Company's basic and diluted net income per share is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$104,923	$36,453	$72,037
Less: Net income allocated to unvested participating restricted stock	(1,400)	(521)	(1,200)
Net income available to common stockholders - basic	103,523	35,932	70,837
Effect of unvested participating restricted stock	4	—	4
Numerator - net income available to common shareholders - diluted	$103,527	$35,932	$70,841

Denominator:
Weighted average outstanding shares of common stock - basic	18,637	18,753	18,871
Effect of dilutive securities:
Stock options	131	203	270
Weighted average outstanding shares of common stock - diluted	18,768	18,956	19,141
Net income per common share:
Basic	$5.55	$1.92	$3.75
Diluted	$5.52	$1.90	$3.70

17. Facility Consolidation Costs

In September 2015, the Company approved a plan to consolidate many core restaurant and franchisee support functions at its headquarters in Glendale, California and communicated the plan to employees. In conjunction with this action, the Company will exit a significant portion of the Applebee's restaurant support center in Kansas City, Missouri. The Company estimates it will incur a total of approximately $8 million in costs related to the exit of the facility and $8 million in employee termination benefits and other personnel-related costs associated with the consolidation. The majority of the facility exit costs will be incurred as of the date the Company will stop using the significant portion of the facility it will be vacating, estimated to be in the first half of fiscal 2016.

During the year ended December 31, 2015, the Company incurred $4.6 million of employee termination costs, primarily severance and relocation costs associated with the consolidation. These charges were included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.

Employee Termination Costs
(In millions )
Accrued termination costs at December 31, 2014	$—
Charges	4.6
Payments	(1.1)
Accrued termination costs at December 31, 2015	$3.5

Approximately $3.3 million and $0.2 million of accrued termination costs were included in accrued employee compensation and benefits and other accrued expenses, respectively, in the Consolidated Balance Sheet at December 31, 2015.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Segment Reporting
Information on segments and a reconciliation to income (loss) before income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
Revenues		(In millions)
Franchise operations	$494.7	$456.1	$439.2
Rental operations	127.7	122.9	124.8
Company restaurants	47.9	62.5	63.4
Financing operations	10.8	13.5	13.1
Total	$681.1	$655.0	$640.5

Income (loss) before income taxes
Franchise operations	$355.7	$334.3	$329.5
Rental operations	33.1	28.3	27.5
Company restaurants	(0.1)	(0.2)	(0.2)
Financing operations	10.3	12.7	12.9
Corporate	(230.4)	(323.5)	(259.1)
Income (loss) before income taxes	$168.6	$51.6	$110.6

Interest expense
Rental operations	$13.5	$14.7	$15.7
Company restaurants	0.4	0.4	0.4
Corporate	63.3	96.6	100.3
Total	$77.2	$111.7	$116.4

Depreciation and amortization
Franchise operations	$10.4	$10.4	$10.8
Rental operations	12.8	13.2	13.4
Company restaurants	0.6	2.1	2.2
Corporate	9.0	9.0	9.0
Total	$32.8	$34.7	$35.4

Closure and impairment charges (company operations segment)	$2.6	$3.7	$1.8

Capital expenditures
Company restaurants	$1.6	$1.5	$1.3
Corporate	5.0	4.4	5.7
Total	$6.6	$5.9	$7.0

Goodwill (franchise segment)	$697.5	$697.5	$697.5

Total assets
Franchise operations	$1,643.9	$1,635.0	$1,606.4
Rental operations	324.5	344.3	364.0
Company restaurants	166.1	177.7	191.6
Financing operations	97.4	109.9	117.1
Corporate	100.0	126.8	87.7
Total	$2,331.9	$2,393.7	$2,366.8

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

19. Selected Quarterly Financial Data (Unaudited)

	Revenues	Operating Margin	Net Income (Loss)	Net Income (Loss) Per Share— Basic(3)	Net Income (Loss) Per Share— Diluted(3)
	(In thousands, except per share amounts)
2015
1st Quarter	$175,814	$100,286	$28,412	$1.49	$1.47
2nd Quarter	171,549	96,807	26,897	1.41	1.40
3rd Quarter	162,437	96,685	24,257	1.29	1.28
4th Quarter (1)	171,300	105,228	25,357	1.36	1.35
2014
1st Quarter	$167,201	$97,072	$20,824	$1.09	$1.08
2nd Quarter	160,521	94,473	19,167	1.00	1.00
3rd Quarter	162,853	91,629	18,887	0.99	0.99
4th Quarter (2)	164,413	91,941	(22,425)	(1.18)	n/a
______________________________________________________________________________________________________
(1) Fiscal 2015 consisted of 53 calendar weeks, with the 4th quarter containing 14 calendar weeks.
(2) Net income (loss) and net income (loss) per share, basic and diluted, was impacted by loss on extinguishment of debt related to the Company's refinancing of its long-term debt in the fourth quarter of fiscal 2014. See Note 7 of Notes to Consolidated Financial Statements.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2016 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2016.
The effectiveness of our internal control over financial reporting as of January 3, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of DineEquity, Inc. and Subsidiaries
We have audited DineEquity, Inc. and Subsidiaries’ internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DineEquity, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DineEquity, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of DineEquity, Inc. and Subsidiaries as of January 3, 2016 and December 28, 2014 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2016 of DineEquity, Inc. and Subsidiaries and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 24, 2016

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item regarding our directors and executive officers is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders (“2016 Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Item 11.    Executive Compensation.
The information required by this Item regarding executive compensation is incorporated by reference to the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be set forth in our 2016 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership and management is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” to be set forth in our 2016 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item regarding certain relationships and related transactions is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” to be set forth in our 2016 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.
The information required by this Item regarding principal accountant fees and services is incorporated by reference to the section entitled “Independent Auditor Fees” to be set forth in our 2016 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1)  Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Reports of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2015 and 2014.

•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended
December 31, 2015.

•	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
December 31, 2015.

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015.

•	Notes to the Consolidated Financial Statements.

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

†10.4
Employment Agreement between DineEquity, Inc. and Darren M. Rebelez dated April 22, 2015 (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 2015 is incorporated herein by reference).

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

†10.11
DineEquity Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (1/4th Annual Vesting - Employees) (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 15, 2015 is incorporated herein by reference).

†10.12
DineEquity Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2015 is incorporated herein by reference).

†10.13
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

†10.19	DineEquity Inc. 2011 Stock Incentive Plan Performance Shares Award Agreement (Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.20	DineEquity Inc. 2011 Stock Incentive Plan Performance Unit Award Agreement (Exhibit 10.20 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.21
DineEquity Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement - Refranchising Event (Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.22
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Ratable Vesting - Employees) (Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2013 is incorporated herein by reference).

†10.23
DineEquity, Inc. 2011 Stock Incentive Plan Stock-Settled Restricted Stock Unit Award Agreement (International Employees) (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2014 is incorporated herein by reference).

†10.24	IHOP Corp. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.25
IHOP Corp. 2005 Stock Incentive Plan for Non-Employee Directors (Appendix "A" to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 24, 2005 is incorporated herein by reference).

†10.26	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix "A" to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.27	DineEquity, Inc. Senior Executive Incentive Plan as amended and restated (Annex "A" to Registrant's Proxy Statement, filed on April 15, 2012 is incorporated herein by reference).
†10.28
DineEquity, Inc. Amended and Restated Executive Severance and Change in Control Policy (Exhibit 10.26 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.29	Form of DineEquity, Inc. Indemnification Agreement (Exhibit 10.27 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.30	IHOP Corp. Deferred Compensation Plan effective January 1, 2008. (Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 2013 is incorporated herein by reference).
†10.31	DineEquity, Inc. 2011 Cash Long Term Incentive Plan (LTIP) for Company Officers (Exhibit 10.30 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
10.32
Purchase Agreement, dated August 13, 2014, among the Registrant, certain subsidiaries of the Registrant and Guggenheim Securities, LLC (Exhibit 99.1 to Registrant’s Form 8-K filed on August 14, 2014 is incorporated herein by reference).

10.33
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

10.34
Guarantee and Collateral Agreement, dated September 30, 2014, among certain special-purpose, wholly-owned indirect subsidiaries of the Registrant, each as guarantor, in favor of Citibank, N.A., as Trustee (Exhibit 10.2 to Registrant’s Form 8-K filed on October 3, 2014 is incorporated herein by reference.)

10.35
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

*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended December 31, 2015 and Leverage Ratio as of December 31, 2015.
*21	Subsidiaries of DineEquity, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________________________

*	Filed herewith.

†	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February 2016.

DINEEQUITY, INC.
By:	/s/ JULIA A. STEWART
Julia A. Stewart Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 24th day of February 2016.

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