Form 10-Q
period 2016-03-31
DineEquity, Inc
filed 2016-05-05
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2016
 OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2016
Common Stock, $0.01 par value	18,411,286

DineEquity, Inc. and Subsidiaries

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

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, unless otherwise specified herein, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first quarter of fiscal 2016 began on January 4, 2016 and ended on April 3, 2016. The first quarter of fiscal 2015 began on December 29, 2014 and ended on March 29, 2015.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	March 31, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$140,330	$144,785
Receivables, net	97,871	139,206
Restricted cash	36,927	32,528
Prepaid gift card costs	37,202	46,792
Prepaid income taxes	—	5,186
Other current assets	4,737	4,212
Total current assets	317,067	372,709
Long-term receivables, net	155,360	160,695
Property and equipment, net	214,206	219,580
Goodwill	697,470	697,470
Other intangible assets, net	770,447	772,949
Deferred rent receivable	89,438	90,030
Other non-current assets, net	18,204	18,417
Total assets	$2,262,192	$2,331,850
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,438	$55,019
Gift card liability	119,162	167,657
Accrued employee compensation and benefits	14,140	25,085
Dividends payable	17,011	17,082
Current maturities of capital lease and financing obligations	14,447	14,320
Income taxes payable	14,258	—
Accrued advertising	16,209	8,758
Accrued interest payable	4,287	4,257
Other accrued expenses	12,078	6,251
Total current liabilities	246,030	298,429
Long-term debt, net	1,280,264	1,279,473
Capital lease obligations, less current maturities	81,143	84,781
Financing obligations, less current maturities	42,360	42,395
Deferred income taxes, net	262,004	269,469
Deferred rent payable	68,817	69,397
Other non-current liabilities	21,269	20,683
Total liabilities	2,001,887	2,064,627
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, shares: 40,000,000 authorized; March 31, 2016 - 25,166,732 issued, 18,409,845 outstanding; December 31, 2015 - 25,186,048 issued, 18,535,027 outstanding	252	252
Additional paid-in-capital	287,601	286,952
Retained earnings	360,483	351,923
Accumulated other comprehensive loss	(106)	(107)
Treasury stock, at cost; shares: March 31, 2016 - 6,756,887; December 31, 2015 - 6,651,021	(387,925)	(371,797)
Total stockholders’ equity	260,305	267,223
Total liabilities and stockholders’ equity	$2,262,192	$2,331,850

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Franchise and restaurant revenues	$129,786	$141,818
Rental revenues	31,409	31,402
Financing revenues	2,329	2,594
Total revenues	163,524	175,814
Cost of revenues:
Franchise and restaurant expenses	40,869	52,026
Rental expenses	23,231	23,490
Financing expenses	—	12
Total cost of revenues	64,100	75,528
Gross profit	99,424	100,286
General and administrative expenses	39,424	34,230
Interest expense	15,366	15,646
Amortization of intangible assets	2,480	2,500
Closure and impairment charges, net	435	1,827
Loss (gain) on disposition of assets	614	(9)
Income before income tax provision	41,105	46,092
Income tax provision	(15,562)	(17,680)
Net income	25,543	28,412
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1	(15)
Total comprehensive income	$25,544	$28,397
Net income available to common stockholders:
Net income	$25,543	$28,412
Less: Net income allocated to unvested participating restricted stock	(382)	(372)
Net income available to common stockholders	$25,161	$28,040
Net income available to common stockholders per share:
Basic	$1.38	$1.49
Diluted	$1.37	$1.47
Weighted average shares outstanding:
Basic	18,260	18,870
Diluted	18,373	19,019

Dividends declared per common share	$0.92	$0.875
Dividends paid per common share	$0.92	$0.875

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$25,543	$28,412
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	8,074	7,815
Non-cash interest expense	791	755
Deferred income taxes	(4,700)	(6,702)
Non-cash stock-based compensation expense	3,192	2,432
Tax benefit from stock-based compensation	2,537	4,696
Excess tax benefit from stock-based compensation	(862)	(4,526)
Closure and impairment charges	435	1,827
Loss (gain) on disposition of assets	614	(9)
Other	1,048	31
Changes in operating assets and liabilities:
Accounts receivable, net	116	(2,742)
Current income tax receivables and payables	16,918	18,665
Gift card receivables and payables	(12,820)	5,623
Other current assets	(520)	(1,638)
Accounts payable	(5,069)	1,034
Accrued employee compensation and benefits	(10,945)	(14,810)
Accrued interest payable	30	(10,229)
Other current liabilities	13,112	10,496
Cash flows provided by operating activities	37,494	41,130
Cash flows from investing activities:
Additions to property and equipment	(839)	(2,617)
Principal receipts from notes, equipment contracts and other long-term receivables	4,206	4,442
Other	(105)	(40)
Cash flows provided by investing activities	3,262	1,785
Cash flows from financing activities:
Principal payments on capital lease and financing obligations	(3,385)	(3,165)
Repurchase of common stock	(20,004)	(15,003)
Dividends paid on common stock	(17,049)	(16,598)
Tax payments for restricted stock upon vesting	(2,116)	(2,961)
Proceeds from stock options exercised	880	8,206
Excess tax benefit from stock-based compensation	862	4,526
Change in restricted cash	(4,399)	11,561
Other	—	(15)
Cash flows used in financing activities	(45,211)	(13,449)
Net change in cash and cash equivalents	(4,455)	29,466
Cash and cash equivalents at beginning of period	144,785	104,004
Cash and cash equivalents at end of period	$140,330	$133,470
Supplemental disclosures:
Interest paid in cash	$17,423	$28,387
Income taxes paid in cash	$1,018	$1,172

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company” or “DineEquity”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2016.

The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first quarter of fiscal 2016 began on January 4, 2016 and ended on April 3, 2016. The first quarter of fiscal 2015 began on December 29, 2014 and ended on March 29, 2015.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made in the calculation and assessment of the following: impairment of tangible assets, goodwill and other intangible assets; income taxes; allowance for doubtful accounts and notes receivables; lease accounting estimates; contingencies; and stock-based compensation. On an ongoing basis, the Company evaluates its estimates based on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

3. Accounting Policies

Accounting Standards Adopted in the Current Fiscal Year

Various updates to accounting guidance became effective in the Company's first fiscal quarter of 2016. The majority of these updates either did not apply to the Company's operations or only will apply if the activity addressed in the guidance takes place in the future. Adoption of updates that did apply to the Company's operations did not have a material effect on the Company's financial statements.

Newly Issued Accounting Standards Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance with respect to accounting for certain aspects of share-based payments to employees. Among other changes, entities will be required to recognize the income tax effects in the income statement when awards vest or are settled. Guidance with respect to the accounting for forfeitures and cash flow presentation of certain share-based payment activity has been modified as well. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2017. Early adoption is permitted as long as all amendments addressed in the new guidance are adopted in the same period. The method of adoption varies based on each individual amendment. The Company is currently evaluating the impact of the new guidance on its financial statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Policies (Continued)

In February 2016, the FASB issued new guidance with respect to the accounting for leases. The new guidance will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases, other than leases with a term of 12 months or less, and to provide additional disclosures about leasing arrangements. Accounting by lessors is largely unchanged from existing accounting guidance. The Company will be required to adopt the new guidance on a modified retrospective basis beginning with its first fiscal quarter of 2019. Early adoption is permitted.

While the Company is still in the process of evaluating the impact of the new guidance on its financial statements and disclosures, the Company expects adoption of the new guidance will have a material impact on its Consolidated Balance Sheets due to recognition of the right-of-use asset and lease liability related to its operating leases. While the new guidance will impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, the Company does not presently believe there will be a material impact on its Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows.

In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single, five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In August 2015, the FASB deferred the effective date of the new revenue guidance by one year such that the Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2018.

This new guidance supersedes nearly all of the existing general revenue recognition guidance under U.S. GAAP as well as most industry-specific revenue recognition guidance, including guidance with respect to revenue recognition by franchisors. The Company believes the recognition of the majority of its revenues, including franchise royalty revenues, sales of IHOP pancake and waffle dry mix and retail sales at company-operated restaurants, will not be affected by the new guidance. Additionally, lease rental revenues are not within the scope of the new revenue guidance. The Company is currently evaluating the impact of the new guidance on its financial statements and related disclosures and which method of adoption will be used.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company or are not expected to have a material effect on the Company's consolidated financial statements as a result of future adoption.

4. Stockholders' Equity

Dividends

During the three months ended March 31, 2016, the Company paid dividends on common stock of $17.0 million, representing the cash dividend of $0.92 per share declared in the fourth quarter of 2015. On February 23, 2016, the Company's Board of Directors declared a first quarter 2016 cash dividend of $0.92 per share of common stock. This dividend was paid on April 8, 2016 to the Company's stockholders of record at the close of business on March 18, 2016. The Company reported dividends payable of $17.0 million at March 31, 2016.

Stock Repurchase Program

In October 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of DineEquity common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. During the three months ended March 31, 2016, the Company repurchased 214,545 shares of common stock at a cost of $20.0 million under the 2015 Repurchase Program. As of March 31, 2016, the Company has repurchased a cumulative total of 419,032 shares of common stock under the 2015 Repurchase Program at a total cost of $37.5 million. As of March 31, 2016, a total of $112.5 million remains available for additional repurchases under the 2015 Repurchase Program.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Stockholders' Equity (Continued)

Treasury Stock

Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the three months ended March 31, 2016, the Company re-issued 108,679 treasury shares at a total FIFO cost of $3.9 million.

5. Income Taxes

The Company's effective tax rate was 37.9% for the three months ended March 31, 2016 as compared to 38.4% for the three months ended March 31, 2015. The effective tax rate in 2016 was lower than the prior year because of an addition to tax reserves recorded in the first quarter of 2015 that slightly increased the effective tax rate for that period.

 The total gross unrecognized tax benefit as of March 31, 2016 and December 31, 2015 was $4.2 million and $3.9 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $1.5 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

As of March 31, 2016, accrued interest was $5.0 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2015, accrued interest was $4.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in the Consolidated Statements of Comprehensive Income.

The Company files federal income tax returns and the Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2008. In the second quarter of 2013, the Internal Revenue Service (“IRS”) issued a Revenue Agent’s Report related to its examination of the Company’s U.S federal income tax return for the tax years 2008 to 2010. The Company disagrees with a portion of the proposed assessments and has contested them through the IRS administrative appeals procedures. The Company anticipates the appeals process will conclude during 2016. The Company continues to believe that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

6. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended March 31,
	2016	2015
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$3.2	$2.4
Liability classified awards expense	0.8	0.3
Total pre-tax stock-based compensation expense	4.0	2.7
Book income tax benefit	(1.5)	(1.0)
Total stock-based compensation expense, net of tax	$2.5	$1.7

As of March 31, 2016, total unrecognized compensation expense of $18.6 million related to restricted stock and restricted stock units and $6.1 million related to stock options are expected to be recognized over a weighted average period of 1.82 years for restricted stock and restricted stock units and 1.81 years for stock options.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Stock-Based Compensation (Continued)

Equity Classified Awards - Stock Options

The estimated fair value of the stock options granted during the three months ended March 31, 2016 was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.08%
Weighted average historical volatility	27.1%
Dividend yield	4.05%
Expected years until exercise	4.5
Weighted average fair value of options granted	$13.55

Stock option balances as of March 31, 2016 and related activity for the three months ended March 31, 2016 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2015	504,462	$69.99
Granted	255,825	90.90
Exercised	(36,005)	24.43
Outstanding at March 31, 2016	724,282	79.64	7.9	$12.1
Vested at March 31, 2016 and Expected to Vest	659,693	78.24	7.7	$11.9
Exercisable at March 31, 2016	355,330	$64.44	6.1	$11.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of March 31, 2016 and activity related to restricted stock and restricted stock units for the three months ended March 31, 2016 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	257,594	$89.99	35,116	$86.30
Granted	72,674	90.76	11,961	90.90
Released	(53,847)	73.66	(14,027)	72.01
Forfeited	(7,794)	89.93	—	—
Outstanding at March 31, 2016	268,627	$93.48	33,050	$93.97

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total stockholder return of DineEquity common stock compared to the total stockholder returns of a peer group of companies. Although LTIP awards are only paid in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the three months ended March 31, 2016 and 2015, expenses of $0.8 million and $0.3 million, respectively, were included in total stock-based compensation expense related to the LTIP awards. At March 31, 2016 and December 31, 2015, liabilities of $2.4 million and $1.6 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

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

As of March 31, 2016, the franchise operations segment consisted of (i) 2,029 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 15 countries outside the United States and (ii) 1,673 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and nine countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), IHOP franchise advertising fees and franchise fees.  Franchise operations expenses include IHOP advertising expenses, the cost of IHOP proprietary products, IHOP and Applebee's pre-opening training expenses and other franchise-related costs. Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense from capital leases on franchisee-operated restaurants.

At March 31, 2016, the company restaurant operations segment consisted of 11 IHOP company-operated restaurants, all of which are located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs. Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

Information on segments is as follows:

	Three months ended March 31,
	2016	2015
	(In millions)
Revenues from external customers:
Franchise operations	$125.0	$124.5
Rental operations	31.4	31.4
Company restaurants	4.8	17.3
Financing operations	2.3	2.6
Total	$163.5	$175.8

Interest expense:
Rental operations	$3.1	$3.5
Company restaurants	0.1	0.1
Corporate	15.4	15.6
Total	$18.6	$19.2

Depreciation and amortization:
Franchise operations	$2.6	$2.6
Rental operations	3.2	3.2
Company restaurants	0.1	0.2
Corporate	2.2	1.8
Total	$8.1	$7.8

Income (loss) before income tax provision:
Franchise operations	$89.3	$89.0
Rental operations	8.2	7.9
Company restaurants	(0.4)	0.8
Financing operations	2.3	2.6
Corporate	(58.3)	(54.2)
Total	$41.1	$46.1

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended March 31,
	2016	2015
	(In thousands, except per share data)
Numerator for basic and dilutive income per common share:
Net income	$25,543	$28,412
Less: Net income allocated to unvested participating restricted stock	(382)	(372)
Net income available to common stockholders - basic	25,161	28,040
Effect of unvested participating restricted stock in two-class calculation	1	2
Net income available to common stockholders - diluted	$25,162	$28,042
Denominator:
Weighted average outstanding shares of common stock - basic	18,260	18,870
Dilutive effect of stock options	113	149
Weighted average outstanding shares of common stock - diluted	18,373	19,019
Net income per common share:
Basic	$1.38	$1.49
Diluted	$1.37	$1.47

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

The fair values of the Company's Series 2014-1 Class A-2 Notes (the “Class A-2 Notes”) at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,280.3	$1,298.3	$1,279.5	$1,306.1

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $391.0 million as of March 31, 2016. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2016 through 2048. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred. No material lease payment guarantee liabilities have been recorded as of March 31, 2016.

11. Facility Consolidation Costs

In September 2015, the Company approved a plan to consolidate many core restaurant and franchisee support functions at its headquarters in Glendale, California and communicated the plan to employees. In conjunction with this action, the Company will exit a significant portion of the Applebee's restaurant support center in Kansas City, Missouri. The Company estimates it will incur a total of approximately $8 million in employee termination and other personnel-related costs associated with the consolidation. As of March 31, 2016, the Company has incurred a total of $5.7 million in employee termination costs and expects to incur the majority of the remaining estimated costs in the second and third fiscal quarters of 2016. The Company estimates it will incur up to an additional $8 million in costs related to the exit of the facility. The majority of the facility exit costs will be incurred as of the date the Company will stop using a significant portion of the facility it will be vacating, estimated to be in the second quarter of fiscal 2016.

During the three months ended March 31, 2016, the Company incurred $1.1 million of employee termination costs, primarily relocation and severance costs associated with the consolidation. These charges were included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.

Employee Termination Costs
(In millions )
Accrued termination costs at December 31, 2014	$—
Charges	4.6
Payments	(1.1)
Accrued termination costs at December 31, 2015	3.5
Charges	1.1
Payments	(2.3)
Accrued termination costs at March 31, 2016	$2.3

The $2.3 million of accrued termination costs were included in accrued employee compensation and benefits in the Consolidated Balance Sheet at March 31, 2016. Approximately $3.3 million and $0.2 million of accrued termination costs were included in accrued employee compensation and benefits and other accrued expenses, respectively, in the Consolidated Balance Sheet at December 31, 2015.

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

Business Overview

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Except where the context indicates otherwise, the words “we,” “us,” “our,” “DineEquity” and the “Company” refer to DineEquity, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Through various subsidiaries, we own and franchise the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry, and we own, franchise and operate the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's®and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With over 3,700 restaurants combined, 99% of which are franchised, we believe we are one of the largest full-service restaurant companies in the world. The June 15, 2015 issue of Nation's Restaurant News reported that IHOP and Applebee's were the largest restaurant systems in their respective categories in terms of United States system-wide sales during 2014. This marks the eighth consecutive year our two brands have achieved the number one ranking in Nation's Restaurant News.

Key Performance Indicators

In evaluating the performance of each restaurant concept, we consider the key performance indicators to be net franchise restaurant development and the percentage change in domestic system-wide same-restaurant sales. Since we are a 99% franchised company, expanding the number of Applebee's and IHOP franchise restaurants is an important driver of revenue growth because we currently do not plan to open any new company-operated restaurants. Further, while refranchising or renewals may, in some instances, result in new rental and financing agreements, we currently do not plan to significantly expand our rental and financing operations, both of which are legacies from the IHOP business model we operated under prior to 2003. Growth in both the number of franchise restaurants and sales at those restaurants will drive franchise revenues in the form of higher royalty revenues, additional franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of these key performance indicators for the three months ended March 31, 2016 is as follows:

	Applebee's	IHOP
Net franchise restaurant (reduction) development (1)	(4)	1
% (decrease) increase in domestic system-wide same-restaurant sales	(3.7)%	1.5%
________________________________
(1) Franchise and area license restaurant openings, net of closings

Detail information on each of these key performance indicators is presented under the captions “Restaurant Development Activity,” “Domestic Same-Restaurant Sales” and “Restaurant Data” that follow.

Restaurant Development Activity	Three months ended March 31,
	2016	2015
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	2,033	1,994
Company restaurants	—	23
Total Applebee's restaurants, beginning of period	2,033	2,017

Franchise restaurants opened:
Domestic	5	4
International	1	2
Total franchise restaurants opened	6	6
Franchise restaurants closed:
Domestic	(6)	(4)
International	(4)	(5)
Total franchise restaurants closed	(10)	(9)
Net franchise restaurant (reduction) development	(4)	(3)

Summary - end of period:
Franchise	2,029	1,991
Company restaurants	—	23
Total Applebee's restaurants, end of period	2,029	2,014

IHOP
Summary - beginning of period:
Franchise	1,507	1,472
Area license	165	167
Company	11	11
Total IHOP restaurants, beginning of period	1,683	1,650

Franchise/area license restaurants opened:
Domestic franchise	6	6
Domestic area license	—	1
International franchise	1	—
Total franchise/area license restaurants opened	7	7
Franchise/area license restaurants closed:
Domestic franchise	(3)	(6)
Domestic area license	(1)	(1)
International franchise	(2)	—
Total franchise/area license restaurants closed	(6)	(7)
Net franchise/area license restaurant development	1	—
Refranchised from Company restaurants	—	1
Franchise restaurants reacquired by the Company	—	(3)
Net franchise/area license restaurant additions (reductions)	1	(2)

Summary - end of period:
Franchise	1,509	1,470
Area license	164	167
Company	11	13
Total IHOP restaurants, end of period	1,684	1,650

Both the openings and closings of restaurants by franchisees of Applebee's and IHOP during the first quarter of 2016 were generally consistent with the number of openings and closings in the first quarter of 2015. Typically, the majority of gross and net franchise restaurant development for each brand takes place in the second half of any given year.
For the full year of 2016, we expect IHOP franchisees to open a total of 60 to 70 new restaurants and Applebee's franchisees to open a total of 35 to 45 new restaurants. The majority of openings for each brand is expected to be in domestic markets. The actual number of openings in 2016 may differ from both our expectations and development commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors, including economic conditions and franchisee noncompliance with restaurant opening commitments in development agreements. The timing of new restaurant openings also may be affected by other factors including weather-related and other construction delays, difficulties in obtaining timely regulatory approvals and the impact of currency fluctuations on our international franchisees.

Applebee’s domestic system-wide same-restaurant sales decreased 3.7% for the three months ended March 31, 2016 from the same period in 2015. The decrease resulted from a decline in customer traffic that was only partially offset by a higher average customer check. The decline in Applebee's customer traffic has grown progressively larger from the first quarter of 2015 to the first quarter of 2016. Same-restaurant sales for the first quarter of 2016 are not necessarily indicative of results expected for the full year.

Based on data from Black Box Intelligence (“Black Box”), a restaurant sales reporting firm, the casual dining segment of the restaurant industry experienced a decline in customer traffic and an overall decline in same-restaurant sales during the three months ended March 31, 2016. Applebee's declines in traffic and same-restaurant sales were larger than that experienced by the overall casual dining segment as reported by Black Box.

IHOP’s domestic system-wide same-restaurant sales increased 1.5% for the three months ended March 31, 2016 from the same period in 2015, the twelfth consecutive quarter of positive same-restaurant sales for IHOP. The increase resulted from a higher average customer check partially offset by a decrease in customer traffic. IHOP customer traffic has decreased for the past two quarters after having increased in the five consecutive quarters from the third quarter of 2014 to the third quarter of 2015. Based on data from Black Box, the family dining segment of the restaurant industry also experienced an increase in same-restaurant sales due to a higher average customer check partially offset by a decrease in customer traffic. IHOP's increase in same-restaurant sales was greater than that of the family dining segment as reported by Black Box, and IHOP's decrease in customer traffic was less than that of the family dining segment. Same-restaurant sales for the first quarter of 2016 are not necessarily indicative of results expected for the full year.

Based on data from Black Box, during the three months ended March 31, 2016, customer traffic declined for the overall restaurant industry as well as for both the casual dining and family dining segments of the restaurant industry. In the short term, a decline in customer traffic may be offset by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition.

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

—	Three months ended March 31,
	2016	2015
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	2,030	1,992
Company	—	23
Total	2,030	2,015
System-wide(b)
Sales percentage change(c)	(4.0)%	3.6%
Domestic same-restaurant sales percentage change(d)	(3.7)%	2.9%
Franchise(b)
Sales percentage change(c)	(3.0)%	3.6%
Domestic same-restaurant sales percentage change(d)	(3.7)%	2.9%
Average weekly domestic unit sales (in thousands)	$48.7	$51.1

IHOP Restaurant Data

Effective Restaurants(a)
Franchise	1,507	1,470
Area license	165	167
Company	11	12
Total	1,683	1,649

System-wide(b)
Sales percentage change(c)	2.2%	6.2%
Domestic same-restaurant sales percentage change(d)	1.5%	4.8%
Franchise(b)
Sales percentage change(c)	2.5%	6.0%
Domestic same-restaurant sales percentage change(d)	1.4%	4.8%
Average weekly domestic unit sales (in thousands)	$37.7	$37.7
Area License(b)
Sales percentage change(c)	0.4%	7.0%

(a)   “Effective Restaurants” are the weighted average number of restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, which consist of restaurants owned by franchisees and area licensees as well as those owned by the Company.

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

	Three months ended March 31,
	2016	2015
Reported sales	(In millions)
	(Unaudited)

Applebee's domestic franchise restaurant sales	$1,189.0	$1,226.0
IHOP franchise restaurant sales	738.9	721.2
IHOP area license restaurant sales	75.3	75.0
Total	$2,003.2	$2,022.2

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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2016 and 2015

Events Impacting Comparability of Financial Information
Refranchising of 23 Applebee's Company-operated Restaurants

In July 2015, we completed the refranchising and sale of related restaurant assets of 23 Applebee’s company-operated restaurants in the Kansas City, Missouri market area. As the result of this transaction, we recognized royalty revenues of approximately $0.5 million from these 23 restaurants during three months ended March 31, 2016, whereas we recognized retail sales and operating costs of $12.4 million and $11.3 million, respectively, of these 23 restaurants during the three months ended March 31, 2015. The impact of this change was a net decrease in total revenue of approximately $11.9 million and a net decrease in gross profit of approximately $0.6 million.

Consolidation of Kansas City Restaurant Support Center

In September 2015, we announced a strategic decision to consolidate many core Applebee's restaurant and franchisee support functions at our Glendale, California headquarters. In conjunction with this action, we plan to exit a significant portion of the Applebee's restaurant support center in Kansas City, Missouri. We estimate we will incur a total of approximately $8 million in employee termination benefits and other personnel-related costs associated with this consolidation and up to $8 million in costs related to the exit of the Kansas City facility. The majority of the facility exit costs will be incurred as of the date a significant portion of the facility is vacated, estimated to be in the second quarter of fiscal 2016.

We recorded charges of $2.1 million related to the consolidation in the three months ended March 31, 2016, of which $1.1 million related to relocation and severance costs for employees impacted by the consolidation action. There were no facility exit costs incurred during the three months ended March 31, 2016.

REVENUE	Three months ended March 31,		Favorable (Unfavorable) Variance
	2016	2015
	(In millions)
Franchise operations	$125.0	$124.5	$0.5
Rental operations	31.4	31.4	—
Company restaurant operations	4.8	17.3	(12.5)
Financing operations	2.3	2.6	(0.3)
Total revenue	$163.5	$175.8	$(12.3)
Change vs. prior period	(7.0)%

 Total revenue for the three months ended March 31, 2016 decreased compared with the same period of the prior year, primarily due to the refranchising and sale of related restaurant assets of 23 Applebee's company-operated restaurants in the Kansas City area in July 2015. This decline was partially offset by IHOP restaurant development over the past twelve months and higher franchise royalty and rental revenues that resulted from a 1.5% increase in IHOP domestic same-restaurant sales.

GROSS PROFIT (LOSS)	Three months ended March 31,		Favorable (Unfavorable) Variance
	2016	2015
	(In millions)
Franchise operations	$89.3	$89.0	$0.3
Rental operations	8.2	7.9	0.3
Company restaurant operations	(0.4)	0.8	(1.2)
Financing operations	2.3	2.6	(0.3)
Total gross profit	$99.4	$100.3	$(0.9)
Change vs. prior period	(0.9)%

The decrease in total gross profit for the three months ended March 31, 2016 compared with the same period of the prior year was primarily due to the refranchising and sale of related restaurant assets of 23 Applebee's company-operated restaurants in the Kansas City area in July 2015.

	Three months ended March 31,		Favorable (Unfavorable) Variance
FRANCHISE OPERATIONS	2016	2015
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	2,030	1,992	38
IHOP	1,672	1,637	35
Franchise Revenues:
Applebee’s	$51.1	$52.4	$(1.3)
IHOP	45.8	45.4	0.4
Advertising	28.1	26.7	1.4
Total franchise revenues	125.0	124.5	0.5
Franchise Expenses:
Applebee’s	1.9	1.6	(0.3)
IHOP	5.7	7.2	1.5
Advertising	28.1	26.7	(1.4)
Total franchise expenses	35.7	35.5	(0.2)
Franchise Segment Profit:
Applebee’s	49.2	50.8	(1.6)
IHOP	40.1	38.2	1.9
Total franchise gross profit	$89.3	$89.0	$0.3
Gross profit as % of revenue (2)	71.5%	71.5%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee’s franchise revenue for the three months ended March 31, 2016 decreased from the same period of the prior year, primarily due to a 3.7% decrease in domestic same-restaurant sales, partially offset by $0.5 million of royalty revenues from the 23 refranchised restaurants noted above.

The increase in IHOP franchise revenue for the three months ended March 31, 2016 was primarily due to higher royalty revenues resulting from a 1.3% increase in Effective Franchise Restaurants and a 1.4% increase in franchise domestic same-restaurant sales.

The decrease in IHOP franchise expenses for the three months ended March 31, 2016 compared with the same period of the prior year was primarily due to lower costs of pancake and waffle dry mix and a decrease in bad debt expense.

Advertising contributions designated for IHOP’s national advertising fund and local marketing and advertising cooperatives, as well as advertising contributions from certain international franchise restaurants of both brands, are recognized as revenue and expense of franchise operations. However, because we have less contractual control over Applebee’s domestic advertising expenditures, that activity is considered to be an agency relationship and therefore is not recognized as franchise revenue and expense. The increases in advertising revenue and expense for the three months ended March 31, 2016 were primarily due to the increases in domestic franchise same-restaurant sales and the new franchise restaurants that favorably impacted IHOP franchise revenue as discussed above.

RENTAL OPERATIONS	Three months ended March 31,		Favorable (Unfavorable) Variance
	2016	2015
	(In millions)
Rental revenues	$31.4	$31.4	$—
Rental expenses	23.2	23.5	0.3
Rental operations gross profit	$8.2	$7.9	$0.3
Gross profit as % of revenue (1)	26.0%	25.2%
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

Rental segment revenue for the three months ended March 31, 2016 was the same as the prior year due to the favorable impact of the increase in IHOP same-restaurant sales on operating leases with sales-contingent rental provisions that was offset by an expected progressive decline of $0.3 million in interest income as direct financing leases are repaid. Rental segment expenses decreased for the three months ended March 31, 2016 compared to the same period of the prior year due to the expected progressive decline in interest expense as capital lease obligations are repaid.

COMPANY RESTAURANT OPERATIONS	Three months ended March 31,		Favorable (Unfavorable) Variance
	2016	2015
	(In millions)
Company restaurant sales	$4.8	$17.3	$(12.5)
Company restaurant expenses	5.2	16.5	11.3
Company restaurant gross profit	$(0.4)	$0.8	$(1.2)
Gross profit as % of revenue (1)	(8.3)%	4.4%

As discussed under “Events Impacting Comparability of Financial Information,” above, we refranchised 23 Applebee’s company-operated restaurants in the Kansas City, Missouri market area in July 2015. Company restaurant revenues and expenses for three months ended March 31, 2016 reflect the operation of 11 IHOP restaurants, while restaurant revenues and expenses for three months ended March 31, 2015, reflect the operation of the 23 Applebee's restaurants and 11 IHOP restaurants.

FINANCING OPERATIONS	Three months ended March 31,		Favorable (Unfavorable) Variance
	2016	2015
	(In millions)
Financing revenues	$2.3	$2.6	$(0.3)
Financing expenses	—	0.0	0.0
Financing operations gross profit	$2.3	$2.6	$(0.3)
Gross profit as % of revenue (1)	100.0%	99.5%
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

The decrease in financing revenue for the three months ended March 31, 2016 was due to the expected progressive decline of $0.3 million in interest revenue as note balances are repaid.

OTHER EXPENSE AND INCOME ITEMS	Three months ended March 31,		Favorable (Unfavorable) Variance
	2016	2015
	(In millions)
General and administrative expenses	$39.4	$34.2	$(5.2)
Interest expense	15.4	15.6	0.2
Amortization of intangible assets	2.5	2.5	0.0
Closure and impairment charges	0.4	1.8	1.4
Loss (gain) on disposition of assets	0.6	(0.0)	(0.6)
Income tax provision	15.6	17.7	2.1

General and Administrative Expenses

The increase in G&A expenses for the three months ended March 31, 2016 compared to the same period of the prior year was primarily due to increases of $2.2 million in personnel-related costs and $1.4 million in recruiting and relocation costs, in addition to higher costs of meetings and travel, professional services and depreciation. The increase in personnel-related costs was due primarily to higher costs of stock-based compensation, higher salary and benefits costs for several senior management positions filled after the first quarter of 2015 and a decline in certain payroll tax credits. Approximately $2.1 million of the total $5.2 million increase in G&A related to the consolidation action discussed under “Events Impacting Comparability of Financial Information,” above.

Closure and Impairment Charges

Closure and impairment charges were not significant for the three months ended March 31, 2016. Closure and impairment charges were $1.8 million for the three months ended March 31, 2015 comprised of closure charges of $1.5 million and impairment charges of $0.3 million. Approximately $1.1 million of closure charges related to two IHOP franchise restaurants closed during 2015, with approximately $0.4 million related to adjustments for IHOP and Applebee's restaurants closed in prior periods.

During the three months ended March 31, 2016, we performed assessments of whether events or changes in circumstances have occurred that potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing the assessments. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets. No such indicators were noted.

Gain/Loss on Disposition of Assets

There were no individually significant asset dispositions during the three months ended March 31, 2016 and 2015, respectively.

Provision for Income Taxes

Our effective tax rate was 37.9% for the three months ended March 31, 2016 as compared to 38.4% for the three months ended March 31, 2015. The effective tax rate for the first quarter of 2016 was lower than the prior year period because of an addition to tax reserves recorded in the first quarter of 2015 that slightly increased the effective tax rate for that period.

Liquidity and Capital Resources

At March 31, 2016, our outstanding long-term debt consisted of $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”). We also have a revolving financing facility consisting of Series 2014-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a private securitization transaction pursuant to which substantially all of our domestic revenue-generating assets and our domestic intellectual property are held by certain special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. At March 31, 2016, our leverage ratio was 4.51x (see Exhibit 12.1). Our leverage ratio has been less than 5.25x for each quarterly period since the Notes were issued and accordingly, no payments of principal have been required.

The Variable Funding Notes were not drawn upon at March 31, 2016 and we have not drawn on them since issuance. At March 31, 2016, $5.9 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $94.1 million of Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

Our DSCR for the reporting period ended March 31, 2016 was 5.39x (see Exhibit 12.1).

Dividends

During the three months ended March 31, 2016, we paid dividends on common stock of $17.0 million, representing the cash dividend of $0.92 per share declared in the fourth quarter of 2015. On February 23, 2016, our Board of Directors declared a first quarter 2016 cash dividend of $0.92 per share of common stock. This dividend was paid on April 8, 2016 to stockholders of record at market close on March 18, 2016. We reported dividends payable of $17.0 million at March 31, 2016.

We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors.

Share Repurchases

In October 2015, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $150 million of DineEquity common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. A summary of shares repurchased under the 2015 Repurchase Program is as follows:

	Shares	Cost of shares
		(In millions)
Repurchased during three months ended March 31, 2016	214,545	$20.0
Cumulative repurchases as of March 31, 2016	419,032	$37.5
Remaining dollar value of shares that may be repurchased	N/A	$112.5

We evaluate repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors.

From time to time we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Such shares are purchased at the closing price of our common stock on the vesting date.
See Item 2 of Part II, Other Information, for additional details on our share repurchase activity during the first quarter of 2016.

Cash Flows

In summary, our cash flows for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015	Variance
	(In millions)
Net cash provided by operating activities	$37.5	$41.1	$(3.6)
Net cash provided by investing activities	3.2	1.8	1.4
Net cash used in financing activities	(45.2)	(13.4)	(31.8)
Net (decrease) increase in cash and cash equivalents	$(4.5)	$29.5	$(34.0)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2016 decreased $3.6 million compared to the three months ended March 31, 2015. Net income for the three months ended March 31, 2016 decreased $2.9 million compared to the same period of 2015, primarily due to an increase in G&A expenses and a decrease in gross profit, partially offset by lower closure and impairment charges. Net changes in working capital provided cash of $0.8 million during the first three months of 2016 compared to providing cash of $6.4 million during the first three months of 2015, an unfavorable variance of $5.6 million.

The unfavorable variance in working capital changes was primarily due to less cash collected from gift card receivables during three months ended March 31, 2016, partially offset by less cash paid for interest on long-term debt. Each year, a high volume of gift card sales by third-party vendors takes place during the December holiday season, and collection of the receivables from those sales follows shortly thereafter. We have a 52/53 week fiscal year, and our 2015 fiscal year that ended January 3, 2016 contained 53 weeks and the fourth fiscal quarter of 2015 contained 14 weeks. Because of this timing, an extra week of higher-volume holiday gift card collections fell into the fourth fiscal quarter of 2015 as opposed to the first fiscal quarter of 2016.

Under the terms of the Notes issued in the fourth quarter of 2014, our first interest payment, representing five months of accrued interest on the Notes, was made in the first quarter of 2015. All subsequent quarterly payments of interest, including the payment made in the first quarter of 2016, represented three months of accrued interest on the Notes.

Investing Activities

Investing activities provided net cash of $3.2 million for the three months ended March 31, 2016. Principal receipts from notes, equipment contracts and other long-term receivables of $4.2 million were partially offset by $0.8 million in capital expenditures. Capital expenditures are expected to be approximately $8 million for fiscal 2016.

Financing Activities

Financing activities used net cash of $45.2 million for the three months ended March 31, 2016. Cash used in financing activities primarily consisted of repurchases of our common stock totaling $20.0 million, cash dividends paid on our common stock totaling $17.0 million, a decrease in restricted cash of $4.4 million, repayments of capital lease and financing obligations of $3.4 million and a net cash outflow of approximately $0.4 million related to equity compensation awards.

Cash and Cash Equivalents

At March 31, 2016, our cash and cash equivalents totaled $140.3 million, including $60.6 million of cash held for gift card programs and advertising funds.

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

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Three Months Ended
	March 31,
	2016	2015	Variance
	(In millions)
Cash flows provided by operating activities	$37.5	$41.1	$(3.6)
Receipts from notes and equipment contracts receivable	2.1	2.6	(0.5)
Additions to property and equipment	(0.8)	(2.6)	1.8
Free cash flow	$38.8	$41.1	$(2.3)
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
The decline in free cash flow for the three months ended March 31, 2016 compared to the same period of the prior year is primarily due to the decrease in cash from operating activities discussed above, partially offset by a decrease in cash expenditures for additions to property and equipment.
Off-Balance Sheet Arrangements

 We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 10 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of March 31, 2016.

Contractual Obligations and Commitments

There were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended March 31, 2016, there were no significant changes in our estimates and critical accounting policies.

See Note 3, “Accounting Policies,” in the Notes to Consolidated Financial Statements for a discussion of recently adopted accounting standards and newly issued accounting standards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K as of December 31, 2015.

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
January 4, 2016 – January 31, 2016(a)	953	$82.25	—	$132,465,000
February 1, 2016 – February 28, 2016(b)	59,614	$91.37	38,595	$128,926,000
February 29, 2016 – April 3, 2016(b)	177,337	$93.57	175,950	$112,461,000
Total	237,904	$92.98	214,545	$112,461,000

(a) These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations arising upon vesting of restricted stock awards.
(b) These amounts include 21,019 shares owned and tendered by employees at an average price of $90.77 to satisfy tax withholding obligations arising upon vesting of restricted stock awards during the fiscal month ended February 28, 2016 and 1,387 shares tendered at an average price of $93.12 during the fiscal month ended April 3, 2016.
(c)   In October 2015, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $150 million of DineEquity common stock on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions, including 10b-5 stock repurchase plans, based on business, market, applicable legal requirements and other considerations. The program does not require the repurchase of a specific number of shares and can be terminated at any time.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to Registrant's Form 8-K filed on December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K filed on June 2, 2008 is incorporated herein by reference).
*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended March 31, 2016 and Leverage Ratio as of March 31, 2016.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

Dated:	May 5, 2016	By:	/s/ Julia A. Stewart
Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	May 5, 2016	By:	/s/ Thomas W. Emrey
Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

Dated:	May 5, 2016	By:	/s/ Greggory Kalvin
Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)