Form 10-Q
period 2016-06-30
DineEquity, Inc
filed 2016-08-03
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2016
 OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2016
Common Stock, $0.01 par value	18,212,611

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

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, unless otherwise specified herein, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2016 began on January 4, 2016 and ended on April 3, 2016; the second fiscal quarter of 2016 ended on July 3, 2016. The first fiscal quarter of 2015 began on December 29, 2014 and ended on March 29, 2015; the second fiscal quarter of 2015 ended on June 28, 2015.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	June 30, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$118,293	$144,785
Receivables, net	101,081	139,206
Restricted cash	42,831	32,528
Prepaid gift card costs	36,455	46,792
Prepaid income taxes	—	5,186
Other current assets	5,637	4,212
Total current assets	304,297	372,709
Long-term receivables, net	150,922	160,695
Property and equipment, net	209,323	219,580
Goodwill	697,470	697,470
Other intangible assets, net	768,096	772,949
Deferred rent receivable	88,802	90,030
Other non-current assets, net	18,358	18,417
Total assets	$2,237,268	$2,331,850
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,625	$55,019
Gift card liability	114,302	167,657
Accrued employee compensation and benefits	14,136	25,085
Dividends payable	16,792	17,082
Current maturities of capital lease and financing obligations	14,559	14,320
Income taxes payable	5,278	—
Accrued advertising	5,948	8,758
Accrued interest payable	4,310	4,257
Other accrued expenses	13,725	6,251
Total current liabilities	235,675	298,429
Long-term debt, net	1,281,064	1,279,473
Capital lease obligations, less current maturities	77,116	84,781
Financing obligations, less current maturities	42,325	42,395
Deferred income taxes, net	254,758	269,469
Deferred rent payable	71,929	69,397
Other non-current liabilities	18,235	20,683
Total liabilities	1,981,102	2,064,627
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, shares: 40,000,000 authorized; June 30, 2016 - 25,153,608 issued, 18,218,872 outstanding; December 31, 2015 - 25,186,048 issued, 18,535,027 outstanding	252	252
Additional paid-in-capital	288,279	286,952
Retained earnings	370,546	351,923
Accumulated other comprehensive loss	(106)	(107)
Treasury stock, at cost; shares: June 30, 2016 - 6,934,736; December 31, 2015 - 6,651,021	(402,805)	(371,797)
Total stockholders’ equity	256,166	267,223
Total liabilities and stockholders’ equity	$2,237,268	$2,331,850

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Franchise and restaurant revenues	$126,989	$137,768	$256,775	$279,586
Rental revenues	30,830	31,132	62,239	62,534
Financing revenues	2,439	2,649	4,768	5,243
Total revenues	160,258	171,549	323,782	347,363
Cost of revenues:
Franchise and restaurant expenses	39,707	51,423	80,576	103,449
Rental expenses	23,030	23,319	46,261	46,809
Financing expenses	146	—	146	12
Total cost of revenues	62,883	74,742	126,983	150,270
Gross profit	97,375	96,807	196,799	197,093
General and administrative expenses	36,511	34,577	75,935	68,807
Interest expense	15,383	15,677	30,749	31,323
Amortization of intangible assets	2,500	2,500	4,980	5,000
Closure and impairment charges, net	3,291	475	3,726	2,302
(Gain) loss on disposition of assets	(48)	66	566	57
Income before income tax provision	39,738	43,512	80,843	89,604
Income tax provision	(12,909)	(16,615)	(28,471)	(34,295)
Net income	26,829	26,897	52,372	55,309
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	3	1	(12)
Total comprehensive income	$26,829	$26,900	$52,373	$55,297
Net income available to common stockholders:
Net income	$26,829	$26,897	$52,372	$55,309
Less: Net income allocated to unvested participating restricted stock	(384)	(359)	(766)	(726)
Net income available to common stockholders	$26,445	$26,538	$51,606	$54,583
Net income available to common stockholders per share:
Basic	$1.46	$1.41	$2.84	$2.90
Diluted	$1.45	$1.40	$2.82	$2.88
Weighted average shares outstanding:
Basic	18,085	18,763	18,173	18,819
Diluted	18,188	18,895	18,280	18,959

Dividends declared per common share	$0.92	$0.875	$1.84	$1.75
Dividends paid per common share	$0.92	$0.875	$1.84	$1.75

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$52,372	$55,309
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	15,554	15,855
Non-cash interest expense	1,591	1,519
Deferred income taxes	(11,896)	(12,612)
Non-cash stock-based compensation expense	5,647	4,593
Tax benefit from stock-based compensation	1,169	4,688
Excess tax benefit from stock-based compensation	(865)	(4,572)
Closure and impairment charges	1,249	2,302
Loss on disposition of assets	566	57
Other	416	(1,534)
Changes in operating assets and liabilities:
Accounts receivable, net	880	(11,249)
Current income tax receivables and payables	5,291	5,561
Gift card receivables and payables	(18,311)	(3,256)
Other current assets	(1,424)	(2,299)
Accounts payable	8,544	6,024
Accrued employee compensation and benefits	(10,949)	(10,790)
Accrued interest payable	53	(10,240)
Other current liabilities	4,024	8,767
Cash flows provided by operating activities	53,911	48,123
Cash flows from investing activities:
Additions to property and equipment	(1,931)	(4,612)
Proceeds from sale of property and equipment	—	800
Principal receipts from notes, equipment contracts and other long-term receivables	8,658	9,517
Other	(250)	(110)
Cash flows provided by investing activities	6,477	5,595
Cash flows from financing activities:
Principal payments on capital lease and financing obligations	(6,853)	(5,975)
Repurchase of common stock	(35,008)	(35,007)
Dividends paid on common stock	(34,029)	(33,271)
Tax payments for restricted stock upon vesting	(2,432)	(3,010)
Proceeds from stock options exercised	880	8,374
Excess tax benefit from stock-based compensation	865	4,572
Change in restricted cash	(10,303)	11,007
Other	—	(29)
Cash flows used in financing activities	(86,880)	(53,339)
Net change in cash and cash equivalents	(26,492)	379
Cash and cash equivalents at beginning of period	144,785	104,004
Cash and cash equivalents at end of period	$118,293	$104,383
Supplemental disclosures:
Interest paid in cash	$34,747	$46,419
Income taxes paid in cash	$33,980	$36,968

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company” or “DineEquity”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2016.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2016 began on January 4, 2016 and ended on April 3, 2016; the second fiscal quarter of 2016 ended on July 3, 2016. The first fiscal quarter of 2015 began on December 29, 2014 and ended on March 29, 2015; the second fiscal quarter of 2015 ended on June 28, 2015.

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

3. Accounting Policies

Accounting Standards Adopted in the Current Fiscal Year

Various updates to accounting guidance became effective in the Company's first fiscal quarter of 2016. The majority of these updates either did not apply to the Company's operations or will only apply if the activity addressed in the guidance takes place in the future. Adoption of updates that did apply to the Company's operations did not have a material effect on the Company's financial statements.

Newly Issued Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on the measurement of credit losses on financial instruments. The new guidance will replace the incurred loss methodology of recognizing credit losses on financial instruments that is currently required with a methodology that estimates the expected credit loss on financial instruments and reflects the net amount expected to be collected on the financial instrument. Application of the new guidance may result in the earlier recognition of credit losses as the new methodology will require entities to consider forward-looking information in addition to historical and current information used in assessing incurred losses. The Company will be required to adopt the new guidance on a modified retrospective basis beginning with its first fiscal quarter of 2020, with early adoption permitted in its first fiscal quarter of 2019. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures and whether early adoption will be elected.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Policies (Continued)

In March 2016, the FASB issued new guidance that addresses accounting for certain aspects of share-based payments, including excess tax benefits or deficiencies, forfeiture estimates, statutory tax withholding and cash flow classification of certain share-based payment activity. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2017. Early adoption is permitted as long as all amendments addressed in the new guidance are adopted in the same period. The method of adoption varies based on each individual amendment.

The Company believes one impact of the new guidance on its financial statements will be the recording of excess tax benefits or deficiencies in its provision for income taxes upon adoption of the new guidance instead of the current recording in additional paid-in capital (“APIC”). The Company is currently evaluating the impact of other aspects of the new guidance on its consolidated financial statements and disclosures.

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

While the Company is still in the process of evaluating the impact of the new guidance on its consolidated financial statements and disclosures, the Company expects adoption of the new guidance will have a material impact on its Consolidated Balance Sheets due to recognition of the right-of-use asset and lease liability related to its operating leases. While the new guidance will also impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, the Company does not presently believe there will be a material impact on its Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows.

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

This new guidance supersedes nearly all of the existing general revenue recognition guidance under U.S. GAAP as well as most industry-specific revenue recognition guidance, including guidance with respect to revenue recognition by franchisors. The Company believes the recognition of the majority of its revenues, including franchise royalty revenues, sales of IHOP pancake and waffle dry mix and retail sales at company-operated restaurants, will not be affected by the new guidance. Additionally, lease rental revenues are not within the scope of the new revenue guidance. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures and which method of adoption will be used.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company or are not expected to have a material effect on the Company's consolidated financial statements as a result of future adoption.

4. Stockholders' Equity

Dividends

During the six months ended June 30, 2016, the Company paid dividends on common stock of $34.0 million, representing cash dividends of $0.92 per share declared in the fourth quarter of 2015 and the first quarter of 2016. On May 16, 2016, the Company's Board of Directors declared a second quarter 2016 cash dividend of $0.92 per share of common stock. This dividend was paid on July 8, 2016 to the Company's stockholders of record at the close of business on June 17, 2016. The Company reported a payable for this dividend of $16.8 million at June 30, 2016.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Stockholders' Equity (Continued)

On July 28, 2016, the Company's Board of Directors declared a third quarter 2016 cash dividend of $0.92 per share of common stock, payable on October 7, 2016 to the Company's stockholders of record at the close of business on September 16, 2016.

Stock Repurchase Program

In October 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of DineEquity common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. During the six months ended June 30, 2016, the Company repurchased 395,891 shares of common stock at a cost of $35.0 million under the 2015 Repurchase Program. As of June 30, 2016, the Company has repurchased a cumulative total of 600,378 shares of common stock under the 2015 Repurchase Program at a total cost of $52.5 million. As of June 30, 2016, a total of $97.5 million remains available for additional repurchases under the 2015 Repurchase Program.

Treasury Stock

Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the six months ended June 30, 2016, the Company re-issued 112,176 shares of treasury stock at a total FIFO cost of $4.0 million.

5. Income Taxes

The Company's effective tax rate was 35.2% for the six months ended June 30, 2016 as compared to 38.3% for the six months ended June 30, 2015. The effective tax rate in 2016 was lower primarily due to application of a lower state tax rate to the deferred tax balances.

 The total gross unrecognized tax benefit as of June 30, 2016 and December 31, 2015 was $4.2 million and $3.9 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $1.3 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

As of June 30, 2016, accrued interest was $5.3 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2015, accrued interest was $4.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in the Consolidated Statements of Comprehensive Income.

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$2.5	$2.2	$5.7	$4.6
Liability classified awards expense	0.3	(1.1)	1.1	(0.8)
Total pre-tax stock-based compensation expense	2.8	1.1	6.8	3.8
Book income tax benefit	(1.1)	(0.4)	(2.6)	(1.4)
Total stock-based compensation expense, net of tax	$1.7	$0.7	$4.2	$2.4

As of June 30, 2016, total unrecognized compensation expense of $16.6 million related to restricted stock and restricted stock units and $5.4 million related to stock options are expected to be recognized over a weighted average period of 1.64 years for restricted stock and restricted stock units and 1.65 years for stock options.

Equity Classified Awards - Stock Options

The estimated fair value of the stock options granted during the six months ended June 30, 2016 was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.08%
Weighted average historical volatility	27.1%
Dividend yield	4.05%
Expected years until exercise	4.5
Weighted average fair value of options granted	$13.55

Stock option balances as of June 30, 2016 and related activity for the six months ended June 30, 2016 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2015	504,462	$69.99
Granted	255,825	90.90
Exercised	(36,088)	24.39
Outstanding at June 30, 2016	724,199	79.65	7.6	$8.4
Vested at June 30, 2016 and Expected to Vest	668,490	78.46	7.5	$8.4
Exercisable at June 30, 2016	361,851	$64.98	5.9	$8.3

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the second quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Stock-Based Compensation (Continued)

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of June 30, 2016 and activity related to restricted stock and restricted stock units for the six months ended June 30, 2016 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	257,594	$89.99	35,116	$86.30
Granted	76,088	90.64	12,291	90.90
Released	(63,151)	76.33	(14,027)	72.01
Forfeited	(19,260)	93.05	—	—
Outstanding at June 30, 2016	251,271	$93.39	33,380	$93.97

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total stockholder return of DineEquity common stock compared to the total stockholder returns of a peer group of companies. Although LTIP awards are only paid in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the three months ended June 30, 2016 and 2015, an expense of $0.3 million and a credit of $1.1 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the six months ended June 30, 2016 and 2015, an expense of $1.1 million and a credit of $0.8 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At June 30, 2016 and December 31, 2015, liabilities of $2.8 million and $1.6 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

7. Segments

The Company has two reportable segments: franchise operations (an aggregation of Applebee’s and IHOP franchise operations) and rental operations. The Company also has company-operated restaurant operations and financing operations, but neither of these operations exceeded 10% of consolidated revenues, income before income tax provision or total assets.

As of June 30, 2016, the franchise operations segment consisted of (i) 2,027 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 15 countries outside the United States and (ii) 1,685 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and 10 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), IHOP franchise advertising fees and franchise fees.  Franchise operations expenses include IHOP advertising expenses, the cost of IHOP proprietary products, IHOP and Applebee's pre-opening training expenses and other franchise-related costs. Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense from capital leases on franchisee-operated restaurants.

At June 30, 2016, the company restaurant operations segment consisted of 10 IHOP company-operated restaurants, all of which are located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs. Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Segments (Continued)

Information on segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In millions)
Revenues from external customers:
Franchise operations	$122.5	$120.3	$247.5	$244.8
Rental operations	30.8	31.1	62.2	62.5
Company restaurants	4.5	17.4	9.3	34.8
Financing operations	2.5	2.7	4.8	5.3
Total	$160.3	$171.5	$323.8	$347.4

Interest expense:
Rental operations	$3.0	$3.4	$6.1	$6.9
Company restaurants	0.1	0.1	0.2	0.2
Corporate	15.4	15.7	30.7	31.3
Total	$18.5	$19.2	$37.0	$38.4

Depreciation and amortization:
Franchise operations	$2.6	$2.6	$5.2	$5.2
Rental operations	3.2	3.2	6.3	6.4
Company restaurants	0.1	0.2	0.2	0.4
Corporate	1.6	2.1	3.8	3.9
Total	$7.5	$8.1	$15.5	$15.9

Income (loss) before income tax provision:
Franchise operations	$87.5	$86.2	$176.8	$175.2
Rental operations	7.8	7.8	16.0	15.7
Company restaurants	(0.2)	0.1	(0.6)	0.9
Financing operations	2.3	2.7	4.6	5.3
Corporate	(57.7)	(53.3)	(116.0)	(107.5)
Total	$39.7	$43.5	$80.8	$89.6

8. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$26,829	$26,897	$52,372	$55,309
Less: Net income allocated to unvested participating restricted stock	(384)	(359)	(766)	(726)
Net income available to common stockholders - basic	26,445	26,538	51,606	54,583
Effect of unvested participating restricted stock in two-class calculation	1	1	1	2
Net income available to common stockholders - diluted	$26,446	$26,539	$51,607	$54,585
Denominator:
Weighted average outstanding shares of common stock - basic	18,085	18,763	18,173	18,819
Dilutive effect of stock options	103	132	107	140
Weighted average outstanding shares of common stock - diluted	18,188	18,895	18,280	18,959
Net income per common share:
Basic	$1.46	$1.41	$2.84	$2.90
Diluted	$1.45	$1.40	$2.82	$2.88

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The fair values of the Company's Series 2014-1 Class A-2 Notes (the “Class A-2 Notes”) at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,281.1	$1,326.8	$1,279.5	$1,306.1

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $386.9 million as of June 30, 2016. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2016 through 2048. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred. No material lease payment guarantee liabilities have been recorded as of June 30, 2016.

11. Facility Exit Costs

In September 2015, the Company approved a plan to consolidate many core restaurant and franchisee support functions at its headquarters in Glendale, California and communicated the plan to employees. In conjunction with this action, the Company will exit a significant portion of the Applebee's restaurant support center in Kansas City, Missouri. The Company estimates it will incur a total of approximately $8 million in employee termination and other personnel-related costs associated with the consolidation, of which $5.7 million in employee termination costs has been incurred through June 30, 2016. The Company also estimates it will incur approximately $4 million in costs related to the exit of the facility, of which $2.5 million has been incurred through June 30, 2016.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Facility Exit Costs (Continued)

During the six months ended June 30, 2016, the Company incurred $1.1 million of employee termination costs, primarily relocation and severance costs associated with the consolidation. These charges were included as general and administrative expenses in the Consolidated Statements of Comprehensive Income.

During the six months ended June 30, 2016, the Company negotiated the termination of its lease on two of four floors of the Kansas City facility and recorded charges of $2.5 million related to this termination that were included as closure and impairment charges in the Consolidated Statements of Comprehensive Income.

	Employee Termination Costs	Facility Costs	Total Exit Costs
	(In millions )
Accrued exit costs at December 31, 2014	$—	$—	$—
Charges	4.6	—	4.6
Payments	(1.1)	—	(1.1)
Accrued exit costs at December 31, 2015	3.5	—	3.5
Charges	1.1	2.5	3.6
Payments	(3.6)	(2.1)	(5.7)
Accrued exit costs at June 30, 2016	$1.0	$0.4	$1.4

At June 30, 2016, the $1.0 million of accrued termination costs was included in accrued employee compensation and benefits and the $0.4 million of accrued facilities costs was included in accounts payable in the Consolidated Balance Sheet. At December 31, 2015, $3.3 million of accrued termination costs were included in accrued employee compensation and benefits and $0.2 million were included in other accrued expenses in the Consolidated Balance Sheet.

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

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report.

Business Overview

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Except where the context indicates otherwise, the words “we,” “us,” “our,” “DineEquity” and the “Company” refer to DineEquity, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Through various subsidiaries, we own and franchise the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry, and we own, franchise and operate the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With over 3,700 restaurants combined, 99% of which are franchised, we believe we are one of the largest full-service restaurant companies in the world. The June 20, 2016 issue of Nation's Restaurant News reported that IHOP and Applebee's were the largest restaurant systems in their respective categories in terms of United States system-wide sales during 2015. This marks the ninth consecutive year our two brands have achieved the number one ranking in Nation's Restaurant News.

Key Performance Indicators

In evaluating the performance of each restaurant concept, we consider the key performance indicators to be net franchise restaurant development and the percentage change in domestic system-wide same-restaurant sales. Since we are a 99% franchised company, expanding the number of Applebee's and IHOP franchise restaurants is an important driver of revenue growth. Growth in both the number of franchise restaurants and sales at those restaurants will drive franchise revenues in the form of higher royalty revenues, additional franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of these key performance indicators for the three and six months ended June 30, 2016 is as follows:

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Applebee's	IHOP	Applebee's	IHOP
Net franchise restaurant (reduction) development (1)	(2)	11	(6)	12
% (decrease) increase in domestic system-wide same-restaurant sales	(4.2)%	0.2%	(3.9)%	0.8%
________________________________
(1) Franchise and area license restaurant openings, net of closings
Detailed information on each of these key performance indicators is presented under the captions “Restaurant Development Activity,” “Domestic Same-Restaurant Sales” and “Restaurant Data” that follow.

Restaurant Development Activity	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	2,029	1,991	2,033	1,994
Company restaurants	—	23	—	23
Total Applebee's restaurants, beginning of period	2,029	2,014	2,033	2,017

Franchise restaurants opened:
Domestic	2	6	7	10
International	3	2	4	4
Total franchise restaurants opened	5	8	11	14
Franchise restaurants closed:
Domestic	(6)	(4)	(12)	(8)
International	(1)	(2)	(5)	(7)
Total franchise restaurants closed	(7)	(6)	(17)	(15)
Net franchise restaurant (reduction) development	(2)	2	(6)	(1)

Summary - end of period:
Franchise	2,027	1,993	2,027	1,993
Company restaurants	—	23	—	23
Total Applebee's restaurants, end of period	2,027	2,016	2,027	2,016

IHOP
Summary - beginning of period:
Franchise	1,509	1,470	1,507	1,472
Area license	164	167	165	167
Company	11	13	11	11
Total IHOP restaurants, beginning of period	1,684	1,650	1,683	1,650

Franchise/area license restaurants opened:
Domestic franchise	13	7	19	13
Domestic area license	2	1	2	2
International franchise	2	3	3	3
Total franchise/area license restaurants opened	17	11	24	18
Franchise/area license restaurants closed:
Domestic franchise	(5)	(1)	(8)	(7)
Domestic area license	—	(2)	(1)	(3)
International franchise	(1)	—	(3)	—
Total franchise/area license restaurants closed	(6)	(3)	(12)	(10)
Net franchise/area license restaurant development	11	8	12	8
Refranchised from Company restaurants	1	—	1	1
Franchise restaurants reacquired by the Company	—	—	—	(3)
Net franchise/area license restaurant additions (reductions)	12	8	13	6

Summary - end of period:
Franchise	1,519	1,479	1,519	1,479
Area license	166	166	166	166
Company	10	13	10	13
Total IHOP restaurants, end of period	1,695	1,658	1,695	1,658

Both the gross and net development by Applebee's franchisees for the three and six months ended June 30, 2016 were lower than the respective periods of 2015, whereas the gross and net development by IHOP franchisees for the three and six months ended June 30, 2016 were higher than the respective periods of 2015. On a combined basis, DineEquity net franchise restaurant development for the three and six months ended June 30, 2016 was lower than the respective periods of the prior year by one restaurant in each period. Typically, the majority of gross and net franchise restaurant development for each brand takes place in the second half of any given year.

For the full year of 2016, we expect IHOP franchisees to open a total of 65 to 77 new restaurants and Applebee's franchisees to open a total of 25 to 33 new restaurants. The majority of openings for each brand is expected to be in domestic markets. The actual number of openings in 2016 may differ from both our expectations and development commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors, including economic conditions and franchisee noncompliance with restaurant opening commitments in development agreements. The timing of new restaurant openings also may be affected by other factors including weather-related and other construction delays, difficulties in obtaining timely regulatory approvals and the impact of currency fluctuations on our international franchisees.

Applebee’s domestic system-wide same-restaurant sales decreased 4.2% for the three months ended June 30, 2016 from the same period in 2015. The decrease resulted from a decline in customer traffic that was only partially offset by a higher average customer check. The decline in Applebee's customer traffic has grown progressively larger from the first quarter of 2015 to the second quarter of 2016. To date, marketing, promotional and other initiatives have not been successful in reversing that trend, and we expect to make incremental investments in the next several months to test additional marketing initiatives. Applebee’s domestic system-wide same-restaurant sales decreased 3.9% for the six months ended June 30, 2016 from the same period in 2015, also due to a decline in customer traffic that was only partially offset by a higher average customer check. Same-restaurant sales for the first six months of 2016 are not necessarily indicative of results expected for the full year.

Based on data from Black Box Intelligence (“Black Box”), a restaurant sales reporting firm, the casual dining segment of the restaurant industry experienced a decline in customer traffic and an overall decline in same-restaurant sales during the three and six months ended June 30, 2016. Applebee's declines in traffic and same-restaurant sales were larger than those experienced by the overall casual dining segment as reported by Black Box.

IHOP’s domestic system-wide same-restaurant sales increased 0.2% for the three months ended June 30, 2016 from the same period in 2015, the thirteenth consecutive quarter of positive same-restaurant sales for IHOP. The increase resulted from a higher average customer check partially offset by a decrease in customer traffic. IHOP customer traffic decreased for the past three quarters after increasing in the five consecutive quarters from the third quarter of 2014 to the third quarter of 2015. IHOP's domestic system-wide same-restaurant sales increased 0.8% for the six months ended June 30, 2016 from the same period in 2015, also due to a higher average customer check, partially offset by a decrease in customer traffic. Same-restaurant sales for the first six months of 2016 are not necessarily indicative of results expected for the full year.

Based on data from Black Box, the family dining segment of the restaurant industry also experienced an increase in same-restaurant sales due to a higher average customer check partially offset by a decrease in customer traffic during the three and six months ended June 30, 2016. IHOP's increase in same-restaurant sales was greater than that of the family dining segment as reported by Black Box for both the three and six months ended June 30, 2016, and IHOP's decrease in customer traffic was less than that of the family dining segment for both the three and six months ended June 30, 2016.

As reported by Black Box, customer traffic declined for the overall restaurant industry as well as for both the casual dining and family dining segments of the restaurant industry during the three and six months ended June 30, 2016. With respect to both our brands, a decline in customer traffic may be offset in the short term by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition due to, among other things, reduced royalty revenues, higher bad debt expense and a possible decline in the number of franchise restaurants because of reduced development or restaurant closures.

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

—	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	2,028	1,990	2,029	1,991
Company	—	23	—	23
Total	2,028	2,013	2,029	2,014
System-wide(b)
Sales percentage change(c)	(4.4)%	2.0%	(4.2)%	2.9%
Domestic same-restaurant sales percentage change(d)	(4.2)%	1.0%	(3.9)%	2.0%

Franchise(b)
Sales percentage change(c)	(3.4)%	2.0%	(3.2)%	2.9%
Domestic same-restaurant sales percentage change(d)	(4.2)%	1.0%	(3.9)%	2.0%
Average weekly domestic unit sales (in thousands)	$46.5	$48.9	$47.6	$50.0

IHOP Restaurant Data

Effective Restaurants(a)
Franchise	1,510	1,471	1,508	1,471
Area license	165	167	165	167
Company	11	13	11	13
Total	1,686	1,651	1,684	1,651

System-wide(b)
Sales percentage change(c)	2.5%	7.1%	2.4%	6.6%
Domestic same-restaurant sales percentage change(d)	0.2%	6.2%	0.8%	5.5%
Franchise(b)
Sales percentage change(c)	2.8%	6.8%	2.6%	6.4%
Domestic same-restaurant sales percentage change(d)	0.2%	6.2%	0.8%	5.5%
Average weekly domestic unit sales (in thousands)	$37.5	$37.4	$37.6	$37.6
Area License(b)
Sales percentage change(c)	0.5%	7.7%	0.4%	7.4%

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Reported sales	(In millions)
	(Unaudited)

Applebee's domestic franchise restaurant sales	$1,134.2	$1,174.6	$2,323.2	$2,400.6
IHOP franchise restaurant sales	735.4	715.1	1,474.3	1,436.4
IHOP area license restaurant sales	70.2	69.8	145.5	144.8
Total	$1,939.8	$1,959.5	$3,943.0	$3,981.8

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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Events Impacting Comparability of Financial Results
Refranchising of 23 Applebee's Company-operated Restaurants

In July 2015, we completed the refranchising and sale of related restaurant assets of 23 Applebee’s company-operated restaurants in the Kansas City, Missouri market area. As the result of this transaction, we recognized royalty revenues from these 23 restaurants in 2016 whereas we recognized restaurant revenues and operating costs in 2015. The impact of this refranchising on our consolidated revenue and gross profit for the three and six months ended June 30, 2016 was as follows:

	Three months ended June 30,		Favorable (Unfavorable) Impact	Six months ended June 30,		Favorable (Unfavorable) Impact
	2016	2015		2016	2015
Company restaurant revenue	$—	$12.2	$(12.2)	$—	$24.6	$(24.6)
Royalty revenue	0.4	—	0.4	0.9	—	0.9
Total revenue impact	0.4	12.2	(11.8)	0.9	24.6	(23.7)
Operating costs	—	11.7	11.7	—	23.0	23.0
Gross profit impact	$0.4	$0.5	$(0.1)	$0.9	$1.6	$(0.7)

Consolidation of Kansas City Restaurant Support Center

In September 2015, we announced a strategic decision to consolidate many core Applebee's restaurant and franchisee support functions and relocate them from Kansas City, Missouri to our Glendale, California headquarters. In conjunction with this action, we estimate we will incur a total of approximately $9 million in employee termination benefits and other personnel-related costs associated with this consolidation and approximately $5 million in costs related to the reduction in our space requirements at the Kansas City facility when the consolidation process is completed by the end of 2016.

During the three months ended June 30, 2016, we negotiated the termination of our lease on two of four floors of the Kansas City facility and recorded charges of $2.5 million related to this termination as part of closure and impairment costs in the Consolidated Statement of Comprehensive Income. Remaining Kansas City employees will be consolidated to a single floor. We expect to record an additional charge of approximately $1 million once we have moved off the last remaining floor we currently occupy in the second half of 2016.

Charges related to the consolidation for the three and six months ended June 30, 2016, as well as cumulative totals of consolidation costs incurred since September 2015 are as follows:

	Three months ended June 30, 2016	Six months ended June 30, 2016	Cumulative to June 30, 2016
	(In millions)
Termination benefits and other personnel-related costs	$0.4	$2.3	$7.2
Facility costs:
Lease termination costs	2.5	2.5	2.5
Depreciation	0.1	0.2	1.2
Total facility costs	2.6	2.7	3.7
Total consolidation costs	$3.0	$5.0	$10.9

Adjustment to Deferred Tax Liabilities

As a result of the consolidation action discussed above, our estimated state tax rate that will be effective when temporary book/tax differences are realized in the future will be lower than the effective state tax rate that was used to record net deferred tax liabilities when the temporary book/tax differences arose. Primarily because of this lower rate, we reduced deferred tax liabilities and our income tax provision by approximately $2.0 million during the three months ended June 30, 2016. This change lowered our combined effective tax rate for the three months ended June 30, 2016 from what would have been 37.5% without the adjustment to 32.5% and our combined effective tax rate for the six months ended June 30, 2016 from what would have been 37.7% without the adjustment to 35.2%.

Financial Results

Overview	Three months ended June 30,		% increase (decrease)	Six months ended June 30,		% increase (decrease)
	2016	2015		2016	2015
	(In millions, except per share amounts)			(In millions, except per share amounts)
Net income	$26.8	$26.9	(0.4)%	$52.4	$55.3	(5.2)%
Net income per diluted share	$1.45	$1.40	3.6%	$2.82	$2.88	(2.1)%
Weighted average shares	18.2	18.9	(3.7)%	18.3	19.0	(3.7)%
Our net income for the three months ended June 30, 2016 was slightly lower compared with the same period of the prior year as higher general and administrative expenses (“G&A”) and costs to terminate a lease were offset by a lower effective tax rate and a small increase in gross profit. Despite flat earnings, our net income per diluted share increased compared with the same period of the prior year due to a lower amount of weighted average shares outstanding.
Our net income for the six months ended June 30, 2016 declined $2.9 million compared with the same period of the prior year as higher G&A, costs to terminate a lease and a small decrease in gross profit were only partially offset by a lower effective tax rate. However, the percentage decrease in net income per diluted share compared with the same period of the prior year was less than the percentage decrease in net income due to a lower amount of weighted average shares outstanding.
The weighted average shares outstanding for both the three and six months ended June 30, 2016 decreased primarily due to our repurchase of approximately 800,000 shares of stock pursuant to stock repurchase programs over the past twelve months.

Revenue	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2016	2015		2016	2015
	(In millions)
Franchise operations	$122.5	$120.3	$2.2	$247.5	$244.8	$2.7
Rental operations	30.8	31.1	(0.3)	62.2	62.5	(0.3)
Company restaurant operations	4.5	17.4	(12.9)	9.3	34.8	(25.5)
Financing operations	2.5	2.7	(0.2)	4.8	5.3	(0.5)
Total revenue	$160.3	$171.5	$(11.2)	$323.8	$347.4	$(23.6)
Change vs. prior period	(6.6)%			(6.8)%

 Total revenue for the three and six months ended June 30, 2016 decreased compared with the same period of the prior year, primarily because of the refranchising and sale of related restaurant assets of 23 Applebee's company-operated restaurants in the Kansas City area in July 2015 and decreases in Applebee's domestic same-restaurant sales. These unfavorable factors were partially offset by IHOP restaurant development over the past twelve months, higher IHOP franchise fees and increases in IHOP domestic same-restaurant sales.

Gross Profit (Loss)	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2016	2015		2016	2015
	(In millions)
Franchise operations	$87.5	$86.2	$1.3	$176.8	$175.2	$1.6
Rental operations	7.8	7.8	0.0	16.0	15.7	0.3
Company restaurant operations	(0.2)	0.1	(0.3)	(0.6)	0.9	(1.5)
Financing operations	2.3	2.7	(0.4)	4.6	5.3	(0.7)
Total gross profit	$97.4	$96.8	$0.6	$196.8	$197.1	$(0.3)
Change vs. prior period	0.6%			(0.2)%

The increase in total gross profit for the three months ended June 30, 2016 compared with the same period of the prior year was primarily due to IHOP franchise development over the past twelve months, favorability in pancake and waffle dry mix and higher IHOP franchise fees, partially offset by a 4.2% decrease in Applebee's domestic same-restaurant sales and lower financing interest income.

The decrease in total gross profit for the six months ended June 30, 2016 compared with the same period of the prior year was primarily due to a 3.9% decrease in Applebee's domestic same-restaurant sales, the refranchising and sale of related restaurant assets of 23 Applebee's company-operated restaurants in the Kansas City area in July 2015 and lower financing interest income. These unfavorable factors were partially offset by IHOP franchise development over the past twelve months, favorability in pancake and waffle dry mix, lower bad debt expense and higher IHOP franchise fees.

	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
Franchise Operations	2016	2015		2016	2015
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	2,028	1,990	38	2,029	1,991	38
IHOP	1,675	1,638	37	1,673	1,638	35
Franchise Revenues:
Applebee’s	$48.4	$49.9	$(1.5)	$99.5	$102.3	$(2.8)
IHOP	46.2	44.1	2.1	92.0	89.5	2.5
Advertising	27.9	26.3	1.6	56.0	53.0	3.0
Total franchise revenues	122.5	120.3	2.2	247.5	244.8	2.7
Franchise Expenses:
Applebee’s	1.7	1.7	0.0	3.6	3.3	(0.3)
IHOP	5.4	6.1	0.7	11.1	13.3	2.2
Advertising	27.9	26.3	(1.6)	56.0	53.0	(3.0)
Total franchise expenses	35.0	34.1	(1.0)	70.7	69.6	(1.1)
Franchise Segment Profit:
Applebee’s	46.7	48.2	(1.5)	95.9	99.0	(3.1)
IHOP	40.8	38.0	2.8	80.9	76.2	4.7
Total franchise gross profit	$87.5	$86.2	$1.3	$176.8	$175.2	$1.6
Gross profit as % of revenue (2)	71.4%	71.7%		71.4%	71.6%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee’s franchise revenue for the three months ended June 30, 2016 declined from the same period of the prior year, primarily due to a 4.2% decrease in domestic same-restaurant sales, partially offset by $0.4 million of royalty revenues from the 23 refranchised restaurants discussed above. Applebee’s franchise revenue for the six months ended June 30, 2016 declined from the same period of the prior year, primarily because of a 3.9% decrease in domestic same-restaurant sales, partially offset by $0.9 million of royalty revenues from the 23 refranchised restaurants discussed above.

The increase in IHOP franchise revenue for the three months ended June 30, 2016 was primarily due to a 2.3% increase in Effective Franchise Restaurants, higher franchise fees and a 0.2% increase in franchise domestic same-restaurant sales. The increase in IHOP franchise revenue for the six months ended June 30, 2016 was primarily due to a 2.1% increase in Effective Franchise Restaurants, higher franchise fees and a 0.8% increase in franchise domestic same-restaurant sales.

The decrease in IHOP franchise expenses for the three months ended June 30, 2016 compared with the same period of the prior year was primarily due to favorability in pancake and waffle dry mix. The decrease in IHOP franchise expenses for the six months ended June 30, 2016 compared with the same period of the prior year was primarily due to favorability in pancake and waffle dry mix and a decrease in bad debt expense.

Advertising contributions designated for IHOP’s national advertising fund and local marketing and advertising cooperatives, as well as advertising contributions from certain international franchise restaurants of both brands, are recognized as revenue and expense of franchise operations. However, because we have less contractual control over Applebee’s domestic advertising expenditures, that activity is considered to be an agency relationship and therefore is not recognized as franchise revenue and expense. The increases in advertising revenue and expense for the three and six months ended June 30, 2016 were primarily because of the increases of 2.3% and 2.1%, respectively, in new franchise restaurants and the increases of 0.2% and 0.8%, respectively, in domestic franchise same-restaurant sales that favorably impacted IHOP franchise revenue as discussed above.

Rental Operations	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2016	2015		2016	2015
	(In millions)
Rental revenues	$30.8	$31.1	$(0.3)	$62.2	$62.5	$(0.3)
Rental expenses	23.0	23.3	0.3	46.3	46.8	0.5
Rental operations gross profit	$7.8	$7.8	$0.0	$16.0	$15.7	$0.3
Gross profit as % of revenue (1)	25.3%	25.1%		25.7%	25.1%
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

Rental segment revenue for the three and six months ended June 30, 2016 was lower than the same periods in the prior year primarily due to the expected progressive declines of $0.3 million and $0.6 million, respectively, in interest income as direct financing leases are repaid. The decrease in interest income for the six months ended June 30, 2016 was partially offset by scheduled increases in base rental income. Rental segment expenses decreased for the three and six months ended June 30, 2016 compared to the same period of the prior year primarily because of the expected progressive decline in interest expense as capital lease obligations are repaid.

Company Restaurant	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
Operations	2016	2015		2016	2015
	(In millions)
Company restaurant sales	$4.5	$17.4	$(12.9)	$9.3	$34.8	$(25.5)
Company restaurant expenses	4.7	17.3	12.6	9.9	33.9	24.0
Company restaurant gross profit	$(0.2)	$0.1	$(0.3)	$(0.6)	$0.9	$(1.5)
Gross profit as % of revenue (1)	(4.9)%	0.8%		(6.7)%	2.6%

As discussed under “Events Impacting Comparability of Financial Information,” above, we refranchised 23 Applebee’s company-operated restaurants in the Kansas City, Missouri market area in July 2015. Company restaurant revenues and expenses for three and six months ended June 30, 2016 only reflect the operation of 11 effective IHOP restaurants, whereas restaurant revenues and expenses for three and six months ended June 30, 2015, reflect the operation of 13 effective IHOP restaurants as well as the 23 Applebee's restaurants.

Financing Operations	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2016	2015		2016	2015
	(In millions)
Financing revenues	$2.5	$2.7	$(0.2)	$4.8	$5.3	$(0.5)
Financing expenses	0.2	—	(0.2)	0.2	0.0	(0.2)
Financing operations gross profit	$2.3	$2.7	$(0.4)	$4.6	$5.3	$(0.7)
Gross profit as % of revenue (1)	94.0%	100.0%		96.9%	99.8%
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

The decrease in financing revenue for the three and six months ended June 30, 2016 was primarily due to the expected progressive decline of $0.3 million and $0.5 million, respectively, in interest revenue as note balances are repaid.

Other Expense and	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
Income Items	2016	2015		2016	2015
	(In millions)
G&A expenses	$36.5	$34.6	$(1.9)	$75.9	$68.8	$(7.1)
Interest expense	15.4	15.7	0.3	30.7	31.3	0.6
Amortization of intangible assets	2.5	2.5	—	5.0	5.0	0.0
Closure and impairment charges	3.3	0.5	(2.8)	3.7	2.3	(1.4)
(Gain) loss on disposition of assets	(0.0)	0.1	0.1	0.6	0.1	(0.5)
Income tax provision	12.9	16.6	3.7	28.5	34.3	5.8

General and Administrative Expenses

The increase in G&A expenses for the three months ended June 30, 2016 compared to the same period of the prior year was primarily due to an increase of $1.7 million in personnel-related costs. The increase in personnel-related costs was primarily because of higher costs of stock-based compensation, higher salary and benefits costs for several senior management positions filled after the first quarter of 2015 and higher severance costs, partially offset by lower bonus costs. Approximately $0.5 million of G&A expenses for the three months ended June 30, 2016 related to the consolidation action discussed under “Events Impacting Comparability of Financial Information,” above.

The increase in G&A expenses for the six months ended June 30, 2016 compared to the same period of the prior year was primarily due to increases of $3.9 million in personnel-related costs, $1.7 million in costs of franchisee conferences and travel and $1.4 million in recruiting and relocation costs, in addition to higher costs of professional services and depreciation. The increase in personnel-related costs was due primarily to higher costs of stock-based compensation, higher salary and benefits costs for several senior management positions filled after the first quarter of 2015 and higher severance costs, partially offset by lower bonus costs. Approximately $2.6 million of the $7.1 million increase in G&A for the six months ended June 30, 2016 related to the consolidation action discussed under “Events Impacting Comparability of Financial Information,” above.

Closure and Impairment Charges

The increase in closure and impairment charges for the three months ended June 30, 2016 was primarily due to the $2.5 million of lease termination costs related to the consolidation action discussed under “Events Impacting Comparability of Financial Information,” above.

The increase in closure and impairment charges for the six months ended June 30, 2016 was primarily due to the $2.5 million of lease termination costs related to the consolidation action noted above, partially offset by a decrease in charges related to IHOP and Applebee's restaurants. Closure and impairment charges related to restaurants of $1.2 million for the six months ended June 30, 2016 were comprised of approximately $1.0 million of impairment charges and $0.2 million of closure charges. The largest individually significant impairment charge of $0.6 million related to one IHOP company-operated restaurant; the closure charges related to adjustments for IHOP restaurants closed in prior periods.

For the six months ended June 30, 2015, closure and impairment charges were $2.3 million, comprised of $1.6 million in closure charges and $0.7 million of impairment charges. Approximately $1.1 million of closure charges related to two IHOP franchise restaurants closed during 2015, with approximately $0.4 million related to adjustments for IHOP and Applebee's restaurants closed in prior periods. The impairment charges were individually insignificant charges attrubutable to eight IHOP company-operated restaurants and one parcel of vacant land.

During the six months ended June 30, 2016, we performed assessments to determine whether events or changes in circumstances have occurred which would potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing the assessments. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets. No such indicators were noted.

Provision for Income Taxes

Our effective tax rate was 32.5% for the three months ended June 30, 2016 as compared to 38.2% for the three months ended June 30, 2015. Our effective tax rate was 35.2% for the six months ended June 30, 2016 as compared to 38.3% for the six months ended June 30, 2015. In each case, the lower rate was due to the adjustment to deferred tax balances as a result of the consolidation action discussed under “Events Impacting Comparability of Financial Information,” above.

Liquidity and Capital Resources

At June 30, 2016, our outstanding long-term debt consisted of $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”). We also have a revolving financing facility consisting of Series 2014-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a private securitization transaction pursuant to which substantially all of our domestic revenue-generating assets and our domestic intellectual property are held by certain special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. At June 30, 2016, our leverage ratio was 4.59x (see Exhibit 12.1). Our leverage ratio has been less than 5.25x for each quarterly period since the Notes were issued and accordingly, no payments of principal have been required.

The Variable Funding Notes were not drawn upon at June 30, 2016 and we have not drawn on them since issuance. At June 30, 2016, $5.1 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $94.9 million of Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

Our DSCR for the reporting period ended June 30, 2016 was 5.38x (see Exhibit 12.1).

Dividends

During the six months ended June 30, 2016, we paid dividends on common stock of $34.0 million, representing cash dividends of $0.92 per share declared in both the fourth quarter of 2015 and first quarter of 2016. On May 16, 2016, the Company's Board of Directors declared a second quarter 2016 cash dividend of $0.92 per share of common stock. This dividend was paid on July 8, 2016 to the Company's stockholders of record at the close of business on June 17, 2016. We reported dividends payable of $16.8 million at June 30, 2016.

On July 28, 2016, the Company's Board of Directors declared a third quarter 2016 cash dividend of $0.92 per share of common stock, payable on October 7, 2016 to the Company's stockholders of record at the close of business on September 16, 2016.

We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecasted earnings, financial condition, cash requirements and other factors.

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

	Shares	Cost of shares
		(In millions)
Repurchased during the six months ended June 30, 2016	395,891	$35.0
Cumulative repurchases as of June 30, 2016	600,378	$52.5
Remaining dollar value of shares that may be repurchased	N/A	$97.5

We evaluate repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecasted earnings, financial condition, cash requirements and other factors. From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Item 2 of Part II for more detail on our share repurchase activity during the second quarter of 2016.

Cash Flows

In summary, our cash flows for the six months ended June 30, 2016 and 2015 were as follows:

	Six months ended June 30,
	2016	2015	Variance
	(In millions)
Net cash provided by operating activities	$53.9	$48.1	$5.8
Net cash provided by investing activities	6.5	5.6	0.9
Net cash used in financing activities	(86.9)	(53.3)	(33.6)
Net (decrease) increase in cash and cash equivalents	$(26.5)	$0.4	$(26.9)

Operating Activities

The increase in cash provided by operating activities for the six months ended June 30, 2016 was primarily due to net changes in working capital. Our net income for the six months ended June 30, 2016 decreased $2.9 million compared to the same period of 2015, primarily because of an increase in G&A expenses and closure and impairment charges, partially offset by a lower effective tax rate, each of which was discussed in preceding sections of MD&A. Our net income plus the non-cash reconciling items shown in the statement of cash flows (primarily depreciation, deferred taxes and stock-based compensation items) was essentially the same in both periods. Net changes in working capital used cash of $11.9 million during the first six months of 2016 compared to cash used of $17.5 million during the first six months of 2015, a favorable variance of $5.6 million.

The favorable variance in working capital changes was primarily due to our having paid less cash for interest on long-term debt and an increase in advertising funds and marketing accruals, partially offset by less cash collected from gift card receivables during the six months ended June 30, 2016. Under the terms of the Notes issued in the fourth quarter of 2014, our first interest payment, representing five months of accrued interest on the Notes, was made in the first quarter of 2015. All subsequent quarterly payments of interest, including the payments made in the first and second quarters of 2016, represented three months of accrued interest on the Notes. As a result, we paid six months of interest in the six months ended June 30, 2016 as compared to eight months of interest in the six months ended June 30, 2015.

Each year, a high volume of gift card sales by third-party vendors takes place during the December holiday season, and collection of the receivables from those sales follows shortly thereafter. We have a 52/53 week fiscal year, and our 2015 fiscal year that ended January 3, 2016 contained 53 weeks and the fourth fiscal quarter of 2015 contained 14 weeks. Because of this timing, an extra week of higher-volume holiday gift card collections fell into the fourth fiscal quarter of 2015 as opposed to fiscal 2016.

Investing Activities

Investing activities provided net cash of $6.5 million for the six months ended June 30, 2016. Principal receipts from notes, equipment contracts and other long-term receivables of $8.7 million were partially offset by $1.9 million in capital expenditures. Capital expenditures are expected to be approximately $8 million for fiscal 2016.

Financing Activities

Financing activities used net cash of $86.9 million for the six months ended June 30, 2016. Cash used in financing activities primarily consisted of repurchases of our common stock totaling $35.0 million, cash dividends paid on our common stock totaling $34.0 million, an increase in restricted cash of $10.3 million, repayments of capital lease obligations of $6.9 million and a net cash outflow of approximately $0.7 million related to equity compensation awards.

Cash and Cash Equivalents

At June 30, 2016, our cash and cash equivalents totaled $118.3 million, including $53.6 million of cash held for gift card programs and advertising funds.

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

Free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to free cash flow is as follows:

	Six months ended June 30,
	2016	2015	Variance
	(In millions)
Cash flows provided by operating activities	$53.9	$48.1	$5.8
Receipts from notes and equipment contracts receivable	4.4	6.2	(1.8)
Additions to property and equipment	(1.9)	(4.6)	2.7
Free cash flow	$56.4	$49.7	$6.7
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
The increase in free cash flow for the six months ended June 30, 2016 compared to the same period of the prior year is primarily due to the increase in cash from operating activities discussed above.
Off-Balance Sheet Arrangements

 We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 10 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of June 30, 2016.

Contractual Obligations and Commitments

There were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. We continually review the estimates and underlying assumptions to ensure they are appropriate for the circumstances. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates.

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. During the six months ended June 30, 2016, there were no significant changes in our estimates and critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
April 4, 2016 – May 1, 2016	—	—	—	$112,500,000
May 2, 2016 – May 29, 2016(a)	124,919	$81.93	122,084	$102,500,000
May 30, 2016 – July 3, 2016(a)	60,275	$84.37	59,262	$97,500,000
Total	185,194	$82.73	181,346	$97,500,000

(a) These amounts include 2,835 shares owned and tendered by employees at an average price of $81.92 to satisfy tax withholding obligations arising upon vesting of restricted stock awards during the fiscal month ended May 29, 2016 and 1,013 shares tendered at an average price of $83.39 during the fiscal month ended July 3, 2016.
(b)   In October 2015, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $150 million of DineEquity common stock on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions, including Rule 10b-5 stock repurchase plans, based on business, market, applicable legal requirements and other considerations. The program does not require the repurchase of a specific number of shares and can be terminated at any time.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to Registrant's Form 8-K filed on December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K filed on May 23, 2016 is incorporated herein by reference).
†10.1	DineEquity, Inc. 2016 Stock Incentive Plan (Annex B to Registrant’s Proxy Statement filed on April 4, 2016 is incorporated herein by reference).
*†10.2	DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement One-Fourth Annual Vesting - Employees
*†10.3	DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement One-Third Annual Vesting - Employees
*†10.4	DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement 25/25/50% Annual Vesting - Employees
*†10.5	DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Employees
*†10.6	DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Non-Employee Directors
*†10.7	DineEquity, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement -Employees
*†10.8	DineEquity, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement - Non-Employee Directors
*†10.9	DineEquity, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement - International Employees
*†10.10	DineEquity, Inc. 2016 Stock Incentive Plan Cash-Settled RSU Agreement - Employees
*†10.11	DineEquity, Inc. 2016 Stock Incentive Plan Cash-Settled RSU Agreement - Non-Employee Directors
*†10.12	DineEquity, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Employees
*†10.13	DineEquity, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Non-Employee Directors
*†10.14	DineEquity, Inc. 2016 Stock Incentive Plan Performance Award Agreement - Employees
*†10.15	DineEquity, Inc. 2016 Stock Incentive Plan Performance Shares Agreement - Employees
*†10.16	DineEquity, Inc. 2016 Stock Incentive Plan Performance Shares Agreement 50% stock / 50% cash - Employees
*†10.17	DineEquity, Inc. 2016 Stock Incentive Plan SAR Agreement - Employees
*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended June 30, 2016 and Leverage Ratio as of June 30, 2016.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

Dated:	August 3, 2016	By:	/s/ Julia A. Stewart
Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	August 3, 2016	By:	/s/ Thomas W. Emrey
Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

Dated:	August 3, 2016	By:	/s/ Greggory Kalvin
Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)