Form 10-Q
period 2016-09-30
DineEquity, Inc
filed 2016-11-01
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2016
 OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2016
Common Stock, $0.01 par value	18,094,014

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

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2016 began on January 4, 2016 and ended on April 3, 2016; the second and third fiscal quarters of 2016 ended on July 3, 2016 and October 2, 2016, respectively. The first fiscal quarter of 2015 began on December 29, 2014 and ended on March 29, 2015; the second and third fiscal quarters of 2015 ended on June 28, 2015 and September 27, 2015, respectively.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	September 30, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$107,823	$144,785
Receivables, net	93,935	139,206
Restricted cash	34,958	32,528
Prepaid gift card costs	36,728	46,792
Prepaid income taxes	1,966	5,186
Other current assets	5,036	4,212
Total current assets	280,446	372,709
Long-term receivables, net	145,072	160,695
Property and equipment, net	205,230	219,580
Goodwill	697,470	697,470
Other intangible assets, net	765,773	772,949
Deferred rent receivable	88,034	90,030
Other non-current assets, net	18,396	18,417
Total assets	$2,200,421	$2,331,850
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,625	$55,019
Gift card liability	104,201	167,657
Accrued employee compensation and benefits	15,792	25,085
Dividends payable	16,675	17,082
Current maturities of capital lease and financing obligations	14,346	14,320
Accrued advertising	11,875	8,758
Accrued interest payable	4,314	4,257
Other accrued expenses	6,565	6,251
Total current liabilities	206,393	298,429
Long-term debt, net	1,281,873	1,279,473
Capital lease obligations, less current maturities	73,603	84,781
Financing obligations, less current maturities	39,518	42,395
Deferred income taxes, net	252,907	269,469
Deferred rent payable	71,574	69,397
Other non-current liabilities	18,027	20,683
Total liabilities	1,943,895	2,064,627
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, shares: 40,000,000 authorized; September 30, 2016 - 25,138,172 issued, 18,092,139 outstanding; December 31, 2015 - 25,186,048 issued, 18,535,027 outstanding	251	252
Additional paid-in-capital	290,365	286,952
Retained earnings	378,172	351,923
Accumulated other comprehensive loss	(107)	(107)
Treasury stock, at cost; shares: September 30, 2016 - 7,046,033; December 31, 2015 - 6,651,021	(412,155)	(371,797)
Total stockholders’ equity	256,526	267,223
Total liabilities and stockholders’ equity	$2,200,421	$2,331,850

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Franchise and restaurant revenues	$123,259	$128,188	$380,034	$407,774
Rental revenues	30,507	31,221	92,746	93,755
Financing revenues	2,251	3,028	7,019	8,271
Total revenues	156,017	162,437	479,799	509,800
Cost of revenues:
Franchise and restaurant expenses	41,553	41,984	122,129	145,433
Rental expenses	22,771	23,264	69,032	70,073
Financing expenses	9	504	155	516
Total cost of revenues	64,333	65,752	191,316	216,022
Gross profit	91,684	96,685	288,483	293,778
General and administrative expenses	36,002	41,577	111,937	110,384
Interest expense	15,358	15,434	46,107	46,757
Amortization of intangible assets	2,500	2,500	7,480	7,500
Closure and impairment charges, net	206	(72)	3,932	2,230
Loss (gain) on disposition of assets	113	(2,351)	679	(2,294)
Income before income tax provision	37,505	39,597	118,348	129,201
Income tax provision	(13,232)	(15,340)	(41,703)	(49,635)
Net income	24,273	24,257	76,645	79,566
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1)	(14)	—	(26)
Total comprehensive income	$24,272	$24,243	$76,645	$79,540
Net income available to common stockholders:
Net income	$24,273	$24,257	$76,645	$79,566
Less: Net income allocated to unvested participating restricted stock	(338)	(316)	(1,103)	(1,042)
Net income available to common stockholders	$23,935	$23,941	$75,542	$78,524
Net income available to common stockholders per share:
Basic	$1.33	$1.29	$4.17	$4.19
Diluted	$1.33	$1.28	$4.15	$4.16
Weighted average shares outstanding:
Basic	17,950	18,573	18,099	18,737
Diluted	18,041	18,706	18,201	18,874

Dividends declared per common share	$0.92	$0.875	$2.76	$2.625
Dividends paid per common share	$0.92	$0.875	$2.76	$2.625

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$76,645	$79,566
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	22,924	24,134
Non-cash interest expense	2,400	2,292
Deferred income taxes	(14,852)	(12,512)
Non-cash stock-based compensation expense	8,215	6,312
Tax benefit from stock-based compensation	1,153	4,850
Excess tax benefit from stock-based compensation	(966)	(4,577)
Closure and impairment charges	1,461	2,230
Loss (gain) on disposition of assets	679	(2,294)
Other	456	(1,303)
Changes in operating assets and liabilities:
Accounts receivable, net	4,312	(95)
Current income tax receivables and payables	(1,138)	5,703
Gift card receivables and payables	(30,355)	(11,816)
Other current assets	(824)	(3,304)
Accounts payable	(1,397)	2,147
Accrued employee compensation and benefits	(9,293)	(4,915)
Accrued interest payable	57	(10,275)
Other current liabilities	2,581	(5,554)
Cash flows provided by operating activities	62,058	70,589
Cash flows from investing activities:
Additions to property and equipment	(3,543)	(5,765)
Proceeds from sale of property and equipment	—	10,782
Principal receipts from notes, equipment contracts and other long-term receivables	13,969	16,498
Other	(393)	(274)
Cash flows provided by investing activities	10,033	21,241
Cash flows from financing activities:
Principal payments on capital lease and financing obligations	(10,391)	(9,711)
Dividends paid on common stock	(50,790)	(49,786)
Repurchase of common stock	(45,010)	(50,010)
Tax payments for restricted stock upon vesting	(2,680)	(3,389)
Proceeds from stock options exercised	1,282	8,426
Excess tax benefit from stock-based compensation	966	4,577
Change in restricted cash	(2,430)	10,036
Other	—	(91)
Cash flows used in financing activities	(109,053)	(89,948)
Net change in cash and cash equivalents	(36,962)	1,882
Cash and cash equivalents at beginning of period	144,785	104,004
Cash and cash equivalents at end of period	$107,823	$105,886
Supplemental disclosures:
Interest paid in cash	$51,940	$64,094
Income taxes paid in cash	$56,734	$51,794

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company” or “DineEquity”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2016.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2016 began on January 4, 2016 and ended on April 3, 2016; the second and third fiscal quarters of 2016 ended on July 3, 2016 and October 2, 2016, respectively. The first fiscal quarter of 2015 began on December 29, 2014 and ended on March 29, 2015; the second and third fiscal quarters of 2015 ended on June 28, 2015 and September 27, 2015, respectively.

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

Newly Issued Accounting Standards Not Yet Adopted

In August 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2018; early adoption is permitted. The Company is currently assessing the impact that the new guidance will have on its consolidated statements of cash flows.

In June 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. The new guidance will replace the incurred loss methodology of recognizing credit losses on financial instruments that is currently required with a methodology that estimates the expected credit loss on financial instruments and reflects the net amount

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Policies (Continued)

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

In March 2016, the FASB issued new guidance that addresses accounting for certain aspects of share-based payments, including excess tax benefits or deficiencies, forfeiture estimates, statutory tax withholding and cash flow classification of certain share-based payment activity. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2017. Early adoption is permitted as long as all amendments addressed in the new guidance are adopted in the same period. The method of adoption varies based on each specific aspect addressed in the new guidance.

The Company believes one impact of the new guidance on its financial statements will be the recording of excess tax benefits or deficiencies in its provision for income taxes upon adoption of the new guidance instead of the current recording in additional paid-in capital. The Company is currently evaluating the impact of other aspects of the new guidance on its consolidated financial statements and disclosures.

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

While the Company is still in the process of evaluating the impact of the new guidance on its consolidated financial statements and disclosures, the Company expects adoption of the new guidance will have a material impact on its Consolidated Balance Sheets due to recognition of the right-of-use asset and lease liability related to its operating leases. While the new guidance is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, the Company does not presently believe there will be a material impact on its Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows.

In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single, five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In August 2015, the FASB deferred the effective date of the new revenue guidance by one year such that the Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2018. During 2016, the FASB issued three clarifications on specific topics within the new revenue recognition guidance that did not change the core principles of the guidance originally issued in May 2014.

This new guidance supersedes nearly all of the existing general revenue recognition guidance under U.S. GAAP as well as most industry-specific revenue recognition guidance, including guidance with respect to revenue recognition by franchisors. The Company believes the recognition of the majority of its revenues, including franchise royalty revenues, sales of IHOP pancake and waffle dry mix and retail sales at company-operated restaurants, will not materially be affected by the new guidance. Additionally, lease rental revenues and financing interest revenue are not within the scope of the new revenue guidance. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures and which method of adoption will be used.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company or are not expected to have a material effect on the Company's consolidated financial statements as a result of future adoption.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Stockholders' Equity

Dividends

During the nine months ended September 30, 2016, the Company paid dividends on common stock of $50.8 million, representing cash dividends of $0.92 per share declared in the fourth quarter of 2015 and the first and second quarters of 2016. On July 28, 2016, the Company's Board of Directors declared a third quarter 2016 cash dividend of $0.92 per share of common stock. This dividend was paid on October 7, 2016 to the Company's stockholders of record at the close of business on September 16, 2016. The Company reported a payable for this dividend of $16.7 million at September 30, 2016.

On October 31, 2016, the Company's Board of Directors declared a fourth quarter 2016 cash dividend of $0.97 per share of common stock, payable on January 6, 2017 to stockholders of record at close of business on December 16, 2016.

Stock Repurchase Program

In October 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of DineEquity common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. During the nine months ended September 30, 2016, the Company repurchased 525,550 shares of common stock at a cost of $45.0 million under the 2015 Repurchase Program. As of September 30, 2016, the Company has repurchased a cumulative total of 730,037 shares of common stock under the 2015 Repurchase Program at a total cost of $62.5 million. As of September 30, 2016, a total of $87.5 million remains available for additional repurchases under the 2015 Repurchase Program.

Treasury Stock

Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the nine months ended September 30, 2016, the Company re-issued 130,538 shares of treasury stock at a total FIFO cost of $4.7 million.

5. Income Taxes

The Company's effective tax rate was 35.2% for the nine months ended September 30, 2016 as compared to 38.4% for the nine months ended September 30, 2015. The effective tax rate in 2016 was lower primarily due to application of a lower state tax rate to the deferred tax balances.

 The total gross unrecognized tax benefit as of September 30, 2016 and December 31, 2015 was $3.7 million and $3.9 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $1.5 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

As of September 30, 2016, accrued interest was $1.0 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2015, accrued interest was $4.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The decrease of $3.9 million of accrued interest is primarily related to resolution of recent audits with taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in the Consolidated Statements of Comprehensive Income.

The Company files federal income tax returns and the Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. The Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2011. During the third quarter of 2016, the Company resolved the appeals process with the Internal Revenue Service related to its examination of the Company’s U.S federal income tax return for the tax years 2008 to 2010. The reserve previously provided related to the issues under appeal was adequate and did not require any additional adjustment.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$2.6	$1.8	$8.3	$6.4
Liability classified awards expense	(0.5)	0.3	0.6	(0.5)
Total pre-tax stock-based compensation expense	2.1	2.1	8.9	5.9
Book income tax benefit	(0.7)	(0.8)	(3.3)	(2.2)
Total stock-based compensation expense, net of tax	$1.4	$1.3	$5.6	$3.7

As of September 30, 2016, total unrecognized compensation expense of $14.7 million related to restricted stock and restricted stock units and $4.5 million related to stock options are expected to be recognized over a weighted average period of 1.55 years for restricted stock and restricted stock units and 1.51 years for stock options.

Equity Classified Awards - Stock Options

The estimated fair value of the stock options granted during the nine months ended September 30, 2016 was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.08%
Weighted average historical volatility	27.1%
Dividend yield	4.05%
Expected years until exercise	4.5
Weighted average fair value of options granted	$13.55

Stock option balances as of September 30, 2016 and related activity for the nine months ended September 30, 2016 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2015	504,462	$69.99
Granted	255,825	90.90
Exercised	(44,813)	28.61
Outstanding at September 30, 2016	707,550	79.90	7.4	$6.3
Vested at September 30, 2016 and Expected to Vest	661,880	78.94	7.3	$6.3
Exercisable at September 30, 2016	353,126	$65.44	5.4	$6.3

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the third quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Stock-Based Compensation (Continued)

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of September 30, 2016 and activity related to restricted stock and restricted stock units for the nine months ended September 30, 2016 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	257,594	$89.99	35,116	$86.30
Granted	85,725	89.26	12,657	90.90
Released	(71,876)	77.95	(14,027)	72.01
Forfeited	(31,472)	92.58	—	—
Outstanding at September 30, 2016	239,971	$93.00	33,746	$93.97

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total stockholder return of DineEquity common stock compared to the total stockholder returns of a peer group of companies. Although LTIP awards are only paid in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the three months ended September 30, 2016 and 2015, a credit of $0.5 million and an expense of $0.3 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the nine months ended September 30, 2016 and 2015, an expense of $0.6 million and a credit of $0.5 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At September 30, 2016 and December 31, 2015, liabilities of $2.3 million and $1.6 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

7. Segments

The Company has four operating segments: franchise operations (an aggregation of Applebee’s and IHOP franchise operations), rental operations, company-operated restaurant operations and financing operations. The Company views all operating segments as reportable segments regardless of whether any segment exceeds 10% of consolidated revenues, segment profit or total assets.

As of September 30, 2016, the franchise operations segment consisted of (i) 2,027 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 15 countries outside the United States and (ii) 1,699 restaurants operated by IHOP franchisees and area licensees in the United States, three U.S. territories and 10 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), franchise advertising fees from domestic IHOP restaurants and international restaurants of both brands and franchise fees.  Franchise operations expenses include advertising expenses from domestic IHOP restaurants and international restaurants of both brands, the cost of IHOP proprietary products, IHOP and Applebee's pre-opening training expenses and other franchise-related costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense from capital leases on franchisee-operated restaurants.

At September 30, 2016, the company restaurant operations segment consisted of 10 IHOP company-operated restaurants, all of which are located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs.

Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Segments (Continued)

Information on segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In millions)
Revenues from external customers:
Franchise operations	$119.2	$120.1	$366.7	$364.9
Rental operations	30.5	31.2	92.7	93.8
Company restaurants	4.0	8.1	13.4	42.8
Financing operations	2.3	3.0	7.0	8.3
Total	$156.0	$162.4	$479.8	$509.8

Interest expense:
Rental operations	$2.9	$3.3	$9.0	$10.1
Company restaurants	0.1	0.1	0.3	0.3
Corporate	15.4	15.4	46.1	46.8
Total	$18.4	$18.8	$55.4	$57.2

Depreciation and amortization:
Franchise operations	$2.7	$2.6	$7.9	$7.8
Rental operations	3.1	3.2	9.4	9.6
Company restaurants	0.1	0.1	0.3	0.5
Corporate	1.5	2.4	5.3	6.2
Total	$7.4	$8.3	$22.9	$24.1

Gross profit, by segment:
Franchise operations	$81.9	$86.8	$258.7	$262.0
Rental operations	7.7	8.0	23.7	23.7
Company restaurants	(0.2)	(0.6)	(0.7)	0.3
Financing operations	2.3	2.5	6.8	7.8
Total gross profit	91.7	96.7	288.5	293.8
Corporate and unallocated expenses, net	(54.2)	(57.1)	(170.2)	(164.6)
Income before income tax provision	$37.5	$39.6	$118.3	$129.2

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$24,273	$24,257	$76,645	$79,566
Less: Net income allocated to unvested participating restricted stock	(338)	(316)	(1,103)	(1,042)
Net income available to common stockholders - basic	23,935	23,941	75,542	78,524
Effect of unvested participating restricted stock in two-class calculation	1	1	3	3
Net income available to common stockholders - diluted	$23,936	$23,942	$75,545	$78,527
Denominator:
Weighted average outstanding shares of common stock - basic	17,950	18,573	18,099	18,737
Dilutive effect of stock options	91	133	102	137
Weighted average outstanding shares of common stock - diluted	18,041	18,706	18,201	18,874
Net income per common share:
Basic	$1.33	$1.29	$4.17	$4.19
Diluted	$1.33	$1.28	$4.15	$4.16

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

The fair values of the Company's Series 2014-1 Class A-2 Notes (the “Class A-2 Notes”) at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,281.9	$1,321.2	$1,279.5	$1,306.1

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $372.5 million as of September 30, 2016. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2016 through 2048. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred. No material lease payment guarantee liabilities have been recorded as of September 30, 2016.

11. Facility Exit Costs

In September 2015, the Company approved a plan to consolidate many core restaurant and franchisee support functions at its headquarters in Glendale, California and communicated the plan to employees. In conjunction with this action, the Company will exit a significant portion of the Applebee's restaurant support center in Kansas City, Missouri. The Company estimates it will incur a total of approximately $7 million in employee termination benefits, primarily severance and relocation costs, associated with the consolidation, of which $5.8 million has been incurred through September 30, 2016. The Company also estimates it will incur approximately $4 million in costs related to the exit of the facility, of which $2.5 million has been incurred through September 30, 2016.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Facility Exit Costs (Continued)

During the nine months ended September 30, 2016, the Company incurred $1.2 million of employee termination costs, primarily relocation and severance costs associated with the consolidation. These charges were included as general and administrative expenses in the Consolidated Statements of Comprehensive Income.

During the nine months ended September 30, 2016, the Company negotiated the termination of its lease on two of four floors of the Kansas City facility and recorded charges of $2.5 million related to this termination that were included as closure and impairment charges in the Consolidated Statements of Comprehensive Income.

	Employee Termination Costs	Facility Costs	Total Exit Costs
	(In millions )
Accrued exit costs at December 31, 2014	$—	$—	$—
Charges	4.6	—	4.6
Payments	(1.1)	—	(1.1)
Accrued exit costs at December 31, 2015	3.5	—	3.5
Charges	1.2	2.5	3.7
Payments	(4.4)	(2.5)	(6.9)
Accrued exit costs at September 30, 2016	$0.3	$—	$0.3

At September 30, 2016, the $0.3 million of accrued termination costs was included in accrued employee compensation and benefits. At December 31, 2015, $3.3 million of accrued termination costs was included in accrued employee compensation and benefits and $0.2 million was included in other accrued expenses in the Consolidated Balance Sheet.

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

Through various subsidiaries, we own and franchise the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry, and we own, franchise and operate the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With over 3,700 restaurants combined, virtually all of which are franchised, we believe we are one of the largest full-service restaurant companies in the world. The June 20, 2016 issue of Nation's Restaurant News reported that IHOP and Applebee's were the largest restaurant systems in the family dining and casual dining categories, respectively, in terms of United States system-wide sales for 2015. This marks the ninth consecutive year our two brands have achieved the number one ranking in their respective categories in Nation's Restaurant News.

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

An overview of these key performance indicators for the three and nine months ended September 30, 2016 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	Applebee's	IHOP	Applebee's	IHOP
Net franchise restaurant development (reduction) (1)	—	14	(6)	26
% (decrease) increase in domestic system-wide same-restaurant sales	(5.2)%	(0.1)%	(4.4)%	0.5%
________________________________
(1) Franchise and area license restaurant openings, net of closings
Detailed information on each of these key performance indicators is presented under the captions “Restaurant Development Activity,” “Domestic Same-Restaurant Sales” and “Restaurant Data” that follow.

Restaurant Development Activity	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	2,027	1,993	2,033	1,994
Company restaurants	—	23	—	23
Total Applebee's restaurants, beginning of period	2,027	2,016	2,033	2,017

Franchise restaurants opened:
Domestic	6	7	13	17
International	3	2	7	6
Total franchise restaurants opened	9	9	20	23
Franchise restaurants closed:
Domestic	(8)	(6)	(20)	(14)
International	(1)	(1)	(6)	(8)
Total franchise restaurants closed	(9)	(7)	(26)	(22)
Net franchise restaurant development (reduction)	—	2	(6)	1
Refranchised from Company restaurants	—	23	—	23
Net franchise restaurant additions (reductions)	—	25	(6)	24

Summary - end of period:
Franchise	2,027	2,018	2,027	2,018
Company restaurants	—	—	—	—
Total Applebee's restaurants, end of period	2,027	2,018	2,027	2,018

IHOP
Summary - beginning of period:
Franchise	1,519	1,479	1,507	1,472
Area license	166	166	165	167
Company	10	13	11	11
Total IHOP restaurants, beginning of period	1,695	1,658	1,683	1,650

Franchise/area license restaurants opened:
Domestic franchise	7	11	26	24
Domestic area license	1	—	3	2
International franchise	8	2	11	5
Total franchise/area license restaurants opened	16	13	40	31
Franchise/area license restaurants closed:
Domestic franchise	(2)	(4)	(10)	(11)
Domestic area license	—	—	(1)	(3)
International franchise	—	—	(3)	—
Total franchise/area license restaurants closed	(2)	(4)	(14)	(14)
Net franchise/area license restaurant development	14	9	26	17
Refranchised from Company restaurants	—	2	1	3
Franchise restaurants reacquired by the Company	—	—	—	(3)
Net franchise/area license restaurant additions	14	11	27	17

Summary - end of period:
Franchise	1,532	1,490	1,532	1,490
Area license	167	166	167	166
Company	10	11	10	11
Total IHOP restaurants, end of period	1,709	1,667	1,709	1,667
Gross development by Applebee's franchisees for the three months ended September 30, 2016 was equal to the same period of the prior year, while gross development by Applebee's franchisees for the nine months ended September 30, 2016 was lower than the same period of 2015. Applebee's net development for both the three and nine months ended September 30, 2016 was lower than the same respective periods of the prior year due to a slight increase in the number of Applebee's restaurant closures.

Both the gross and net development by IHOP franchisees for the three and nine months ended September 30, 2016 was higher than the respective periods of 2015. The increases primarily were due to higher gross and net development by international IHOP franchisees. On a combined basis, DineEquity gross and net franchise restaurant development for the three and nine months ended September 30, 2016 was higher than the respective periods of the prior year.
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

Domestic Same-Restaurant Sales

We believe that, while the U.S. economy has continued to grow in 2016, the rate of growth has been slower than in 2015 and average wages have grown at a slower pace than the overall economy. In addition, restaurants have been faced with increased competition from prepared food retailers and a widening gap between the cost of food purchased for consumption at home and the cost of food purchased at restaurants. As a result, consumers seem to be allocating less disposable personal income to restaurant visits. Based on data from Black Box Intelligence (“Black Box”), a restaurant sales reporting firm, the third quarter of 2016 was the weakest quarter for the overall restaurant industry since the second quarter of 2010.

Applebee’s domestic system-wide same-restaurant sales decreased 5.2% for the three months ended September 30, 2016 from the same period in 2015. The decrease resulted from a decline in customer traffic that was only partially offset by a higher average customer check. The decline in Applebee's quarter-over-quarter customer traffic has grown progressively larger from the first quarter of 2015 to the third quarter of 2016. We made an incremental investment of $2.5 million during the third quarter of 2016 to test additional marketing initiatives to help address that trend.

Applebee’s domestic system-wide same-restaurant sales decreased 4.4% for the nine months ended September 30, 2016 from the same period in 2015, also due to a decline in customer traffic that was only partially offset by a higher average customer check. Same-restaurant sales for the first nine months of 2016 are not necessarily indicative of results expected for the full year.

Based on data from Black Box, the casual dining segment of the restaurant industry also experienced a decline in customer traffic and an overall decline in same-restaurant sales during the three and nine months ended September 30, 2016 compared to the respective periods of the prior year. Applebee's declines in traffic and same-restaurant sales were larger than those experienced by the overall casual dining segment.

IHOP’s domestic system-wide same-restaurant sales decreased 0.1% for the three months ended September 30, 2016 from the same period in 2015, the first quarterly decrease in comparative same-restaurant sales for IHOP since the first quarter of 2013. The decrease resulted from a decline in customer traffic that was nearly offset by an increase in average customer check. IHOP's quarter-over-quarter customer traffic has decreased for the past four quarters after increasing in the five consecutive quarters from the third quarter of 2014 to the third quarter of 2015. IHOP's domestic system-wide same-restaurant sales increased 0.5% for the nine months ended September 30, 2016 from the same period in 2015, due to a higher average customer check, partially offset by a decrease in customer traffic. Same-restaurant sales for the first nine months of 2016 are not necessarily indicative of results expected for the full year.

Based on data from Black Box, the family dining segment of the restaurant industry experienced an increase in same-restaurant sales during both the three and nine months ended September 30, 2016, compared to the same respective periods of the prior year, due to a higher average customer check partially offset by a decrease in customer traffic. IHOP's increase in same-restaurant sales was greater than that of the family dining segment as reported by Black Box for the nine months ended September 30, 2016. IHOP's decrease in customer traffic was greater than that of the family dining segment for the three months ended September 30, 2016, while IHOP's decrease in customer traffic was the same as that of the family dining segment for the nine months ended September 30, 2016.

As reported by Black Box, customer traffic declined for the overall restaurant industry as well as for both the casual dining and family dining segments of the restaurant industry during the three and nine months ended September 30, 2016. With respect to both our brands, a decline in customer traffic may be offset in the short term by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition due to, among other things, reduced royalty revenues, higher bad debt expense resulting from the failure or inability of franchisees to pay amounts owed to us when due, and a possible decline in the number of franchise restaurants because of reduced development or restaurant closures.

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

Restaurant Data

The following table sets forth the number of “Effective Restaurants” in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company and, as such, the percentage change in sales at Effective Restaurants is based on non-GAAP sales data. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

—	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	2,028	2,011	2,029	1,998
Company	—	5	—	17
Total	2,028	2,016	2,029	2,015
System-wide(b)
Sales percentage change(c)	(5.1)%	0.4%	(4.5)%	2.1%
Domestic same-restaurant sales percentage change(d)	(5.2)%	(0.5)%	(4.4)%	1.2%

Franchise(b)
Sales percentage change(c)	(4.9)%	1.2%	(3.7)%	2.3%
Domestic same-restaurant sales percentage change(d)	(5.2)%	0.5%	(4.4)%	1.2%
Average weekly domestic unit sales (in thousands)	$43.5	$45.9	$46.2	$48.6

IHOP Restaurant Data

Effective Restaurants(a)
Franchise	1,521	1,482	1,512	1,474
Area license	167	166	165	167
Company	10	12	11	13
Total	1,698	1,660	1,688	1,654

System-wide(b)
Sales percentage change(c)	1.3%	7.0%	2.0%	6.8%
Domestic same-restaurant sales percentage change(d)	(0.1)%	5.8%	0.5%	5.6%
Franchise(b)
Sales percentage change(c)	1.4%	6.8%	2.2%	6.5%
Domestic same-restaurant sales percentage change(d)	(0.1)%	5.8%	0.5%	5.6%
Average weekly domestic unit sales (in thousands)	$37.1	$37.6	$37.5	$37.6
Area License(b)
Sales percentage change(c)	2.4%	8.0%	1.1%	7.6%

(a)   “Effective Restaurants” are the weighted average number of restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, which consist of restaurants owned by franchisees and area licensees as well as those owned by the Company.

(b)   “System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase in franchisees' reported sales will result in a corresponding increase in our royalty revenue, while a decrease in franchisees' reported sales will result in a corresponding decrease in our royalty revenue.Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Reported sales	(In millions)
	(Unaudited)

Applebee's domestic franchise restaurant sales	$1,058.9	$1,113.2	$3,382.1	$3,513.8
IHOP franchise restaurant sales	734.3	724.5	2,208.6	2,160.9
IHOP area license restaurant sales	71.0	69.4	216.5	214.2
Total	$1,864.2	$1,907.1	$5,807.2	$5,888.9

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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Events Impacting Comparability of Financial Results
Refranchising of 23 Applebee's Company-operated Restaurants

In July 2015, we completed the refranchising and sale of related restaurant assets of 23 Applebee’s company-operated restaurants in the Kansas City, Missouri market area. As the result of this transaction, we only recognized royalty revenues from these 23 restaurants in 2016, whereas in 2015 we recognized restaurant revenues and operating costs prior to the refranchising and royalty revenues thereafter. The impact of this refranchising on our consolidated revenue and gross profit for the three and nine months ended September 30, 2016 was as follows:

	Three months ended September 30,		Favorable (Unfavorable) Impact	Nine months ended September 30,		Favorable (Unfavorable) Impact
	2016	2015		2016	2015
Company restaurant revenue	$—	$3.0	$(3.0)	$—	$27.5	$(27.5)
Royalty revenue	0.4	0.3	0.1	1.3	0.3	1.0
Total revenue impact	0.4	3.3	(2.9)	1.3	27.8	(26.5)
Operating costs	—	3.1	3.1	—	26.0	26.0
Gross profit impact	$0.4	$0.2	$0.2	$1.3	$1.8	$(0.5)

Consolidation of Kansas City Restaurant Support Center

In September 2015, we announced a strategic decision to consolidate many core Applebee's restaurant and franchisee support functions and relocate them from Kansas City, Missouri to our Glendale, California headquarters. In conjunction with this action, we estimate we will incur a total of approximately $9 million in employee termination costs and in other personnel-related costs, primarily recruiting costs, associated with this consolidation. We estimate we will incur approximately $5 million in costs related to the reduction in our space requirements at the Kansas City facility, primarily facility exit costs and increased depreciation charges. We expect the consolidation process to be complete by the end of 2016.

During the second quarter of 2016, we negotiated the termination of our lease on two of four floors of the Kansas City facility and recorded charges of $2.5 million related to this termination as part of closure and impairment costs in the Consolidated Statement of Comprehensive Income. Remaining Kansas City employees will be consolidated to a single floor. We expect to record an additional charge of approximately $1 million once the remaining space we will no longer occupy is available for sublease, which is estimated to be in the fourth quarter of 2016.

Costs incurred related to the consolidation for the three and nine months ended September 30, 2016, as well as cumulative costs incurred are as follows:

	Three months ended September 30,		Nine months ended September 30,		Cumulative to September 30,
	2016	2015	2016	2015	2016
	(In millions)
Termination benefits and other personnel-related costs	$0.3	$3.3	$2.6	$3.3	$7.5
Facility costs:
Lease termination costs	—	—	2.5	—	2.5
Depreciation	—	0.3	0.2	0.3	1.2
Total facility costs	—	0.3	2.7	0.3	3.7
Total consolidation costs	$0.3	$3.6	$5.3	$3.6	$11.2

Adjustment to Deferred Tax Liabilities

As a result of the consolidation action discussed above, our estimated state tax rate that will be effective when temporary book/tax differences are realized in the future will be lower than the effective state tax rate that was used to record net deferred tax liabilities when the temporary book/tax differences arose. Primarily because of this lower rate, we reduced deferred tax liabilities and our 2016 income tax provision by approximately $2.0 million during the second quarter of 2016. This change lowered our combined effective tax rate for the nine months ended September 30, 2016 from what would have been 36.9%, without the adjustment, to 35.2%.
Financial Results

Overview	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2016	2015		2016	2015
	(In millions, except per share data)
Gross profit	$91.7	$96.7	$(5.0)	$288.5	$293.8	$(5.3)
General and administrative expenses	36.0	41.6	5.6	111.9	110.4	(1.5)
Other expense and income items, net	18.2	15.5	(2.7)	58.3	54.2	(4.1)
Income before income taxes	37.5	39.6	(2.1)	118.3	129.2	(10.9)
Income tax provision	(13.2)	(15.3)	2.1	(41.7)	(49.6)	7.9
Net income	$24.3	$24.3	$0.0	$76.6	$79.6	$(3.0)
Change vs. prior period	0.0%			(3.8)%
			% increase (decrease)			% increase (decrease)
Net income per diluted share	$1.33	$1.28	3.9%	$4.15	$4.16	(0.2)%
Weighted average shares	18.0	18.7	(3.7)%	18.2	18.9	(3.7)%
Our net income for the three months ended September 30, 2016 was essentially the same as in the third quarter of 2015. Our general and administrative expenses (“G&A”) and our effective tax rate were lower in 2016, but these favorable items were offset by a decrease in gross profit and a loss on disposition of assets in 2016 compared to a gain on disposition of assets in 2015. The reasons for these changes are discussed in detail in the respective sections that follow. Despite flat earnings, our net income per diluted share for the three months ended September 30, 2016 increased compared with the same period of the prior year due to a smaller number of weighted average shares outstanding.
Our net income for the nine months ended September 30, 2016 declined $3.0 million compared with the same period of the prior year. The decline in net income was due to a decrease in gross profit, costs of $2.5 million incurred to terminate a lease, a loss on disposition of assets in 2016 compared to a gain on disposition of assets in 2015 and an increase in G&A expenses. These unfavorable items were only partially offset by a lower effective tax rate. The reasons for these changes are discussed in detail in the respective sections that follow. However, the percentage decrease in net income per diluted share compared with the same period of the prior year was substantially less than the percentage decrease in net income due to a smaller number of weighted average shares outstanding.
The weighted average shares outstanding for both the three and nine months ended September 30, 2016 decreased primarily due to our repurchase of approximately 800,000 shares of stock pursuant to stock repurchase programs over the past twelve months.

Revenue	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2016	2015		2016	2015
	(In millions)
Franchise operations	$119.2	$120.1	$(0.9)	$366.7	$364.9	$1.8
Rental operations	30.5	31.2	(0.7)	92.7	93.8	(1.1)
Company restaurant operations	4.0	8.1	(4.1)	13.4	42.8	(29.4)
Financing operations	2.3	3.0	(0.7)	7.0	8.3	(1.3)
Total revenue	$156.0	$162.4	$(6.4)	$479.8	$509.8	$(30.0)
Change vs. prior period	(4.0)%			(5.9)%

 Total revenue for the three and nine months ended September 30, 2016 decreased compared with the same period of the prior year, primarily because of the refranchising and sale of related restaurant assets of 23 Applebee's company-operated restaurants in the Kansas City area in July 2015, decreases in Applebee's domestic same-restaurant sales and the expected progressive decline in interest revenue from rental and financing operations as receivable balances are repaid. These unfavorable factors were partially offset by IHOP franchisee restaurant development over the past twelve months.

Gross Profit (Loss)	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2016	2015		2016	2015
	(In millions)
Franchise operations	$81.9	$86.8	$(4.9)	$258.7	$262.0	$(3.3)
Rental operations	7.7	8.0	(0.3)	23.7	23.7	0.0
Company restaurant operations	(0.2)	(0.6)	0.4	(0.7)	0.3	(1.0)
Financing operations	2.3	2.5	(0.2)	6.8	7.8	(1.0)
Total gross profit	$91.7	$96.7	$(5.0)	$288.5	$293.8	$(5.3)
Change vs. prior period	(5.2)%			(1.8)%

The decrease in total gross profit for the three months ended September 30, 2016 compared with the same period of the prior year was primarily due to a $2.5 million franchisor contribution to the Applebee's marketing fund, a 5.2% decrease in Applebee's domestic same-restaurant sales and a decline in rental and financing interest income as receivable balances are repaid. These unfavorable items were partially offset by favorability in pancake and waffle dry mix and IHOP franchise development over the past twelve months.

The decrease in total gross profit for the nine months ended September 30, 2016 compared with the same period of the prior year was primarily due to a 4.4% decrease in Applebee's domestic same-restaurant sales, a $2.5 million franchisor contribution to Applebee's marketing fund, lower financing interest income and the refranchising and sale of related restaurant assets of 23 Applebee's company-operated restaurants in the Kansas City area in July 2015. These unfavorable factors were partially offset by IHOP franchise development over the past twelve months, favorability in pancake and waffle dry mix and lower bad debt expense.

	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
Franchise Operations	2016	2015		2016	2015
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	2,028	2,011	17	2,029	1,998	31
IHOP	1,688	1,648	40	1,677	1,641	36
Franchise Revenues:
Applebee’s	$46.0	$48.6	$(2.6)	$145.5	$150.9	$(5.4)
IHOP	45.5	45.0	0.5	137.5	134.5	3.0
Advertising	27.7	26.5	1.2	83.7	79.5	4.2
Total franchise revenues	119.2	120.1	(0.9)	366.7	364.9	1.8
Franchise Expenses:
Applebee’s	4.5	1.4	(3.1)	8.1	4.7	(3.4)
IHOP	5.1	5.4	0.3	16.2	18.7	2.5
Advertising	27.7	26.5	(1.2)	83.7	79.5	(4.2)
Total franchise expenses	37.3	33.3	(4.0)	108.0	102.9	(5.1)
Franchise Segment Profit:
Applebee’s	41.5	47.2	(5.7)	137.4	146.2	(8.8)
IHOP	40.4	39.6	0.8	121.3	115.8	5.5
Total franchise gross profit	$81.9	$86.8	$(4.9)	$258.7	$262.0	$(3.3)
Gross profit as % of revenue (2)	68.7%	72.3%		70.5%	71.8%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee’s franchise revenue for the three months ended September 30, 2016 declined from the same period of the prior year, primarily due to a 5.2% decrease in domestic same-restaurant sales and a decline in franchise extension fees. Applebee’s franchise revenue for the nine months ended September 30, 2016 declined from the same period of the prior year, primarily because of a 4.4% decrease in domestic same-restaurant sales and lower franchise fees, partially offset by an increase of $1.0 million of royalty revenues from the 23 refranchised restaurants discussed above.

The increase in IHOP franchise revenue for the three months ended September 30, 2016 was primarily due to a 2.4% increase in Effective Franchise Restaurants and favorability in pancake and waffle dry mix sales, partially offset by a decrease in franchise transfer fees. The increase in IHOP franchise revenue for the nine months ended September 30, 2016 was primarily due to a 2.2% increase in Effective Franchise Restaurants, favorability in pancake and waffle dry mix sales and a 0.5% increase in franchise domestic same-restaurant sales.

The increases in Applebee's franchise expenses for the three and nine months ended September 30, 2016 compared with the same periods of the prior year was primarily due to a $2.5 million franchisor contribution to the Applebee's national advertising fund for marketing-related initiatives, as well as an increase in bad debt expense.

The decrease in IHOP franchise expenses for the three months ended September 30, 2016 compared with the same period of the prior year was primarily due to favorability in pancake and waffle dry mix. The decrease in IHOP franchise expenses for the nine months ended September 30, 2016 compared with the same period of the prior year was primarily due to favorability in pancake and waffle dry mix and a decrease in bad debt expense.

Advertising contributions designated for IHOP’s national advertising fund and local marketing and advertising cooperatives, as well as advertising contributions from international franchise restaurants of both brands, are recognized as revenue and expense of franchise operations. However, because we have less contractual control over Applebee’s domestic advertising expenditures, that activity is considered to be an agency relationship and therefore is not recognized as franchise revenue and expense. The increases in advertising revenue and expense for the three and nine months ended September 30, 2016 were primarily because of the increases in IHOP franchise restaurants as discussed above.

Gross profit as a percentage of revenue declined for three and nine months ended September 30, 2016 compared to the same respective periods of the prior year primarily because of the $2.5 million franchisor contribution to the Applebee's national advertising fund as well as the increases in advertising revenue which generate no incremental gross profit, partially offset by favorability in pancake and waffle dry mix.

Rental Operations	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2016	2015		2016	2015
	(In millions)
Rental revenues	$30.5	$31.2	$(0.7)	$92.7	$93.8	$(1.1)
Rental expenses	22.8	23.2	0.4	69.0	70.1	1.1
Rental operations gross profit	$7.7	$8.0	$(0.3)	$23.7	$23.7	$0.0
Gross profit as % of revenue (1)	25.4%	25.5%		25.6%	25.3%
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

Rental segment revenue for the three and nine months ended September 30, 2016 was lower than the same periods in the prior year primarily due to the expected progressive declines of $0.3 million and $0.9 million, respectively, in interest income as direct financing leases are repaid, as well as decreases in rental income based on a percentage of franchisees' retail sales. Rental segment expenses decreased for the three and nine months ended September 30, 2016 compared to the same period of the prior year primarily because of the expected progressive decline in interest expense as capital lease obligations are repaid.

Company Restaurant	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
Operations	2016	2015		2016	2015
	(In millions, except number of restaurants)
Effective Company Restaurants:(1)
Applebee’s	—	5	(5)	—	17	(17)
IHOP	10	12	(2)	11	13	(2)

Company restaurant sales	$4.0	$8.1	$(4.1)	$13.4	$42.8	$(29.4)
Company restaurant expenses	4.2	8.7	4.5	14.1	42.6	28.4
Company restaurant gross profit	$(0.2)	$(0.6)	$0.4	$(0.7)	$0.3	$(1.0)
Gross profit as % of revenue (2)	(3.4)%	(6.8)%		(5.7)%	0.8%
_____________________________________________________
(1) Effective Company Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

As discussed under “Events Impacting Comparability of Financial Information,” above, we refranchised 23 Applebee’s company-operated restaurants in the Kansas City, Missouri market area in July 2015. Company restaurant revenues and expenses for three and nine months ended September 30, 2016 only reflect the operation of IHOP company restaurants, whereas restaurant revenues and expenses for three and nine months ended September 30, 2015, reflect the operation of IHOP company restaurants as well as the 23 Applebee's company restaurants through July, 2015.

Financing Operations	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2016	2015		2016	2015
	(In millions)
Financing revenues	$2.3	$3.0	$(0.7)	$7.0	$8.3	$(1.3)
Financing expenses	0.0	0.5	0.5	0.2	0.5	0.3
Financing operations gross profit	$2.3	$2.5	$(0.2)	$6.8	$7.8	$(1.0)
Gross profit as % of revenue (1)	99.6%	83.4%		97.8%	93.8%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above.

Financing revenues primarily consist of interest income from the financing of equipment leases and franchise fees, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

The decrease in financing revenue for the three and nine months ended September 30, 2016 was primarily due to the expected progressive decline of $0.4 million and $1.1 million, respectively, in interest revenue as note balances are repaid. The smaller variances in financing revenues and expenses relate to fewer sales of equipment associated with refranchised IHOP restaurants in 2016 compared to 2015.

General and Administrative Expenses	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2016	2015		2016	2015
	(In millions)
G&A expenses	$36.0	$41.6	$5.6	$111.9	$110.4	$(1.5)

The decrease in G&A expenses for the three months ended September 30, 2016 compared to the same period of the prior year was primarily due to a decrease of $5.5 million in personnel-related costs and a decrease of $0.9 million in depreciation charges, partially offset by an increase of $1.4 million in costs of franchisee conferences. The decrease in personnel-related costs was primarily due to two factors: charges of $3.3 million incurred in the third quarter of 2015 related to the consolidation action discussed under “Events Impacting Comparability of Financial Information,” above that did not recur in 2016; and lower costs of incentive compensation in 2016 of $1.9 million. The increase in costs of franchisee conferences was primarily due to the timing of our brands' franchisee conferences that took place in the third quarter of 2016 as compared to the fourth quarter of 2015.

The increase in G&A expenses for the nine months ended September 30, 2016 compared to the same period of the prior year was primarily due to increases of $2.5 million in costs of franchisee conferences and $1.4 million in recruiting and relocation costs, partially offset by $1.6 million in lower personnel-related costs and lower costs for consumer research of $0.6 million. The increase in costs of franchisee conferences was primarily due to the timing of our brands' franchisee conferences which took place in the third quarter of 2016 as compared to the fourth quarter of 2015. The increase in recruiting and relocation costs was due to personnel movement associated with the consolidation action discussed under “Events Impacting Comparability of Financial Information,” above. The decrease in personnel-related costs was due primarily to charges of $3.3 million incurred in the third quarter of 2015 related to the consolidation action discussed under “Events Impacting Comparability of Financial Information,” above that did not recur in 2016 and lower costs of incentive compensation in 2016, partially offset by higher costs of stock-based compensation, salary and benefits for several senior management positions that were open during portions of the nine months ended September 30, 2015.

Other Expense and Income Items	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2016	2015		2016	2015
	(In millions)
Interest expense	15.4	15.4	0.0	46.1	46.8	0.7
Amortization of intangible assets	2.5	2.5	—	7.5	7.5	0.0
Closure and impairment charges	0.2	(0.1)	(0.3)	4.0	2.2	(1.8)
Loss (gain) on disposition of assets	0.1	(2.3)	(2.4)	0.7	(2.3)	(3.0)
Total	18.2	15.5	(2.7)	58.3	54.2	(4.1)

Closure and Impairment Charges

Both the amount of and the change in closure and impairment charges for the three months ended September 30, 2016 were not significant. The increase in closure and impairment charges for the nine months ended September 30, 2016 was primarily due to the $2.5 million of lease termination costs related to the consolidation action discussed under “Events Impacting Comparability of Financial Information” above, partially offset by a decrease in charges related to IHOP and Applebee's restaurants. Closure and impairment charges related to restaurants were $1.5 million for the nine months ended September 30, 2016, comprised of approximately $1.0 million of impairment charges and $0.5 million of closure charges. The largest individually significant impairment charge of $0.6 million related to one IHOP company-operated restaurant; the closure charges related to adjustments for IHOP and Applebee's restaurants closed in prior periods.

For the nine months ended September 30, 2015, closure and impairment charges were $2.2 million, comprised of $1.5 million in closure charges and $0.7 million of impairment charges. Approximately $1.1 million of closure charges related to two IHOP franchise restaurants closed during 2015, with approximately $0.4 million related to adjustments for IHOP and Applebee's restaurants closed in prior periods. The impairment charges were individually insignificant charges attributable to eight IHOP company-operated restaurants and one parcel of vacant land.

During the nine months ended September 30, 2016, we performed assessments to determine whether events or changes in circumstances have occurred which would potentially indicate the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing the assessments. We also considered whether there were any indicators of potential impairment to our goodwill and indefinite-lived intangible assets. No such indicators were noted.

Loss (Gain) on Disposition of Assets

As discussed under “Events Impacting Comparability of Financial Information,” above, in July 2015, we completed the refranchising and sale of related restaurant assets of 23 Applebee’s company-operated restaurants in the Kansas City area. We received proceeds of approximately $9 million from the sale and recognized a gain of approximately $2 million on the transaction. There were no other individually significant asset dispositions during the three and nine months ended September 30, 2016 and 2015, respectively.

Provision for Income Taxes

Our effective tax rate was 35.3% for the three months ended September 30, 2016, as compared to 38.7% for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 was lower primarily due to favorable foreign return-to-provision adjustments that lowered the effective rate for the third quarter of 2016 and an unfavorable adjustment to tax reserves recorded in the third quarter of 2015 that raised the effective rate for three months ended September 30, 2015.

Our effective tax rate was 35.2% for the nine months ended September 30, 2016 as compared to 38.4% for the nine months ended September 30, 2015. The lower rate primarily was due to the adjustment to deferred tax balances as a result of the consolidation action discussed under “Events Impacting Comparability of Financial Information,” above. This change lowered our combined effective tax rate for the nine months ended September 30, 2016 from what would have been 36.9%, without the adjustment, to 35.2%.

Liquidity and Capital Resources

At September 30, 2016, our outstanding long-term debt consisted of $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”). We also have a revolving financing facility consisting of Series 2014-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a private securitization transaction pursuant to which substantially all of our domestic revenue-generating assets and our domestic intellectual property are held by certain special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. At September 30, 2016, our leverage ratio was 4.61x (see Exhibit 12.1). Our leverage ratio has been less than 5.25x for each quarterly period since the Notes were issued and accordingly, no payments of principal have been required.

The Variable Funding Notes were not drawn upon at September 30, 2016 and we have not drawn on them since issuance. At September 30, 2016, $5.0 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $95.0 million of Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

Our DSCR for the reporting period ended September 30, 2016 was 5.30x (see Exhibit 12.1).

Dividends

During the nine months ended September 30, 2016, we paid dividends on common stock of $50.8 million, representing cash dividends of $0.92 per share declared in each of the fourth quarter of 2015 and first and second quarters of 2016. On July 28, 2016, our Board of Directors declared a third quarter 2016 cash dividend of $0.92 per share of common stock. This dividend was paid on October 7, 2016 to the Company's stockholders of record at the close of business on September 16, 2016. We reported dividends payable of $16.7 million at September 30, 2016.

On October 31, 2016, our Board of Directors declared a fourth quarter 2016 cash dividend of $0.97 per share of common stock, payable on January 6, 2017 to the Company's stockholders of record at the close of business on December 16, 2016. This represents an increase of 5.4% from the cash dividend of $0.92 per share of common stock we paid in each of the fourth quarter of 2015 and the first three quarters of 2016.

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

	Shares	Cost of shares
		(In millions)
Repurchased during the nine months ended September 30, 2016	525,550	$45.0
Cumulative repurchases as of September 30, 2016	730,037	$62.5
Remaining dollar value of shares that may be repurchased	N/A	$87.5

We evaluate repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecasted earnings, financial condition, cash requirements and other factors. From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on share repurchase activity during the third quarter of 2016.

Cash Flows

In summary, our cash flows for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine months ended September 30,
	2016	2015	Variance
	(In millions)
Net cash provided by operating activities	$62.1	$70.6	$(8.5)
Net cash provided by investing activities	10.0	21.2	(11.2)
Net cash used in financing activities	(109.1)	(89.9)	(19.2)
Net (decrease) increase in cash and cash equivalents	$(37.0)	$1.9	$(38.9)

Operating Activities

The decrease in cash provided by operating activities for the nine months ended September 30, 2016 was primarily due to net changes in working capital. Our net income for the nine months ended September 30, 2016 decreased $2.9 million compared to the same period of 2015, primarily because of a decrease in gross profit, an increase in closure and impairment charges and G&A expenses and a gain on asset disposition in 2015 that did not recur in 2016, partially offset by a lower effective tax rate. Each of these factors was discussed in preceding sections of MD&A. Our net income plus the non-cash reconciling items shown in the statement of cash flows (primarily depreciation, deferred taxes, stock-based compensation items and loss/gain on disposition of assets) was essentially the same in both periods.

Net changes in working capital used cash of $36.1 million during the first nine months of 2016 compared to cash used of $28.1 million during the first nine months of 2015, an unfavorable variance of $7.9 million. The unfavorable variance in working capital changes was primarily due to less cash collected from gift card receivables during the nine months ended September 30, 2016 and an increase in advertising funds and marketing accruals, partially offset by a decrease in cash paid for interest on long-term debt. Each year, a high volume of gift card sales by third-party vendors takes place during the December holiday season, and collection of the receivables from those sales follows shortly thereafter. We have a 52/53 week fiscal year, and our 2015 fiscal year that ended January 3, 2016 contained 53 weeks and the fourth fiscal quarter of 2015 contained 14 weeks. Because of this timing, an extra week of higher-volume holiday gift card collections fell into the fourth fiscal quarter of 2015 as opposed to fiscal 2016.

Under the terms of the Notes issued in the fourth quarter of 2014, our first interest payment, representing five months of accrued interest on the Notes, was made in the first quarter of 2015. All subsequent quarterly payments of interest, including the payments made in the first three quarters of 2016, represented three months of accrued interest on the Notes. As a result, we paid nine months of interest during the nine months ended September 30, 2016 as compared to 11 months of interest during the nine months ended September 30, 2015.

Investing Activities

Investing activities provided net cash of $10.0 million for the nine months ended September 30, 2016. Principal receipts from notes, equipment contracts and other long-term receivables of $14.0 million were partially offset by $3.5 million in capital expenditures. Capital expenditures are expected to be approximately $8 million for fiscal 2016.

Financing Activities

Financing activities used net cash of $109.1 million for the nine months ended September 30, 2016. Cash used in financing activities primarily consisted of cash dividends paid on our common stock totaling $50.8 million, repurchases of our common stock totaling $45.0 million, repayments of capital lease obligations of $10.4 million ,an increase in restricted cash of $2.4 million and a net cash outflow of approximately $0.4 million related to equity compensation awards.

Cash and Cash Equivalents

At September 30, 2016, our cash and cash equivalents totaled $107.8 million, including $41.5 million of cash held for gift card programs and advertising funds.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowing capacity under our Variable Funding Notes will be adequate to meet our liquidity needs for the next twelve months.

Adjusted Free Cash Flow

We define “adjusted free cash flow” for a given period as cash provided by operating activities, plus receipts from notes and equipment contract receivables, less additions to property and equipment. Management uses this liquidity measure in its periodic assessment of, among other things, cash dividends per share of common stock and repurchases of common stock and we believe it is important for investors to have the same measure used by management for that purpose. Adjusted free cash flow does not represent residual cash flow available for discretionary purposes.

Adjusted free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to adjusted free cash flow is as follows:

	Nine months ended September 30,
	2016	2015	Variance
	(In millions)
Cash flows provided by operating activities	$62.1	$70.6	$(8.5)
Receipts from notes and equipment contracts receivable	7.6	10.8	(3.2)
Additions to property and equipment	(3.5)	(5.8)	2.3
Adjusted free cash flow	$66.2	$75.6	$(9.4)
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
The decrease in adjusted free cash flow for the nine months ended September 30, 2016 compared to the same period of the prior year is primarily due to the decrease in cash from operating activities discussed above and a decrease in receipts from notes and equipment contract receivables, partially offset by lower capital expenditures.
Off-Balance Sheet Arrangements

 We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 10 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of September 30, 2016.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. During the nine months ended September 30, 2016, there were no significant changes in our estimates and critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
July 4, 2016 – July 31, 2016	—	—	—	$97,500,000
August 1, 2016 – August 28, 2016(a)	12,467	$76.40	11,815	$96,600,000
August 29, 2016 – October 2, 2016(a)	120,416	$77.21	117,844	$87,500,000
Total	132,883	$77.14	129,659	$87,500,000

(a) These amounts include 652 shares owned and tendered by employees at an average price of $75.93 to satisfy tax withholding obligations arising upon vesting of restricted stock awards during the fiscal month ended August 28, 2016 and 2,572 shares tendered at an average price of $76.95 during the fiscal month ended October 2, 2016.
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to Registrant's Form 8-K filed on December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K filed on May 23, 2016 is incorporated herein by reference).
*†10.1	DineEquity, Inc. Nonqualified Deferred Compensation Plan
*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended September 30, 2016 and Leverage Ratio as of September 30, 2016.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

Dated:	November 1, 2016	By:	/s/ Julia A. Stewart
Julia A. Stewart Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	November 1, 2016	By:	/s/ Thomas W. Emrey
Thomas W. Emrey Chief Financial Officer (Principal Financial Officer)

Dated:	November 1, 2016	By:	/s/ Greggory Kalvin
Greggory Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)