Form 10-K
period 2016-12-31
DineEquity, Inc
filed 2017-03-01
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016: $1.5 billion.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 24, 2017
Common Stock, $.01 par value	17,845,014
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 16, 2017 (the “2017 Proxy Statement”) are incorporated by reference into Part III.

DINEEQUITY, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

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

Fiscal Year End

We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this annual report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2016 fiscal year that ended on January 1, 2017, 53 calendar weeks in our 2015 fiscal year that ended January 3, 2016 and 52 calendar weeks in our 2014 fiscal year that ended on December 28, 2014.

PART I

Item 1.    Business
DineEquity, Inc., together with its subsidiaries (referred to as the “Company,” “DineEquity,” “we,” “our” and “us”), owns and franchises the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry, and owns, franchises and operates the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees or by us. As of December 31, 2016, all but 10 of our 3,749 restaurants across both brands were franchised. We believe this highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of adjusted free cash flow performance, as compared to owning a significant number of company-operated restaurants.
We generate revenue from four operating segments. As of December 31, 2016 they are comprised of:

•	Franchise operations - primarily royalties, fees and other income from 2,016 Applebee’s franchised restaurants and 1,723 IHOP franchised and area licensed restaurants;

•	Rental operations - primarily rental income derived from lease or sublease agreements covering 691 IHOP franchised restaurants and one Applebee’s franchised restaurant;

•	Company restaurant operations - retail sales from 10 IHOP company-operated restaurants; and

•
Financing operations - primarily interest income from approximately $88 million of receivables for equipment leases and franchise fee notes generally associated with IHOP franchised restaurants developed before 2003.

Most of our revenue is derived from domestic sources within these four operating segments, with approximately 96% of our total 2016 revenues being generated from our franchise and rental operations. Revenue derived from all international operations comprised less than 3% of total consolidated revenue for the year ended December 31, 2016. At December 31, 2016, there were no long-lived assets located outside of the United States. See Note 18, Segment Reporting, of the Notes to the Consolidated Financial Statements included in this report for additional segment information.
This report should be read in conjunction with the cautionary statements under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements.”
Our Key Strategies
We are focused on generating strong adjusted free cash flow and returning a substantial portion of it to stockholders. Since announcing in 2013 the capital allocation strategy to return the majority of adjusted free cash flow to our stockholders, we have returned over $420 million, through a combination of quarterly cash dividends and stock repurchases, over the last four years.
To build value, we seek to maximize our business by focusing on the following key strategic priorities:
•Evolve strong brands and drive same-restaurant sales growth;
•Facilitate franchisee restaurant development; and
•Maintain strong financial discipline.
Our fundamental approach to brand building centers on a strategic combination of initiatives to continually innovate and evolve both brands. These initiatives include menu innovation, effective maximization of advertising and media, expanding our digital and social marketing presence, maintaining a consistent level of operational excellence, and creating new prototypes, remodels and restaurant designs. Our shared services operating platform allows our senior management to focus on key factors that drive both our brands while leveraging the resources and expertise of our scalable, centralized support structure. In 2016, we completed the process of consolidating core Applebee's brand and franchisee support functions that had been based in Kansas City, Missouri into our Glendale, California headquarters. The consolidation has enabled cross-brand collaboration that we believe provides for faster innovation and effective implementation to the benefit of domestic and international franchisees of both brands.
Our History
The first IHOP restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company and its predecessors have engaged in the development, franchising and operation of IHOP restaurants. Prior to 2003, new IHOP restaurants were generally developed by us, and we were involved in all aspects of the construction and financing of the restaurants. We typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, we typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-

year period. We refer to this as our “Previous IHOP Business Model,” which accounts for most of the activity in our rental and financing operations.
For most IHOP restaurants opened after 2003, the franchisee is primarily responsible for the development and financing of the restaurant. In general, we no longer provide any financing with respect to the franchise fee, restaurant site or equipment. The franchisee uses its own capital and financial resources along with third-party financial sources obtained by the franchisee to purchase or lease a restaurant site, build and equip the business and fund its working capital needs. We refer to this as our “Current IHOP Business Model.”
The first restaurant in what became the Applebee’s chain opened in 1980 in Decatur, Georgia. In November 2007, we completed the acquisition of Applebee's International, Inc., which comprised 1,455 franchised restaurants and 510 company-operated restaurants at the time of the acquisition. Since the acquisition, we have refranchised all of the Applebee's company-operated restaurants and the Applebee's system became 100% franchised in July 2015.
Restaurant Concepts
Applebee's
We franchise Applebee’s restaurants in the bar and grill segment within the casual dining category of the restaurant industry. Each Applebee's restaurant offers a lively, casual dining, table service experience combining simple American fare with flair, classic drinks and local drafts - all for a moderate price. All Applebee's restaurants are owned and operated by entrepreneurs dedicated to serving their communities and offering quality food and drinks with genuine, neighborly service.
 Our menu features a selection of craveable grill and bar fare, such as appetizers, bar snacks, burgers, classic entrees and lighter fare, as well as cocktails, beers and desserts. Our signature value menu “2 for $20,” first introduced in 2009, sets the standard within the industry and continues to resonate with our guests. Our commitment to industry-leading innovation is evident behind such products as our Build Your Sampler platters or one of our original Burgers, featuring flavorful toppings seared directly into 100% fresh, never frozen, ground beef. For guests looking for wholesome ingredients, satisfying portions, loaded with flavors and not calories, our Lighter Fare options include meals under 600 calories like the Shrimp Wonton Stir Fry or Pepper-Crusted Sirloin & Whole Grains. No matter what is ordered, our guests know that Applebee’s is committed to serving delicious food - just the way they like it, every day.
As of December 31, 2016, 60 franchise groups operated 2,016 Applebee’s franchise restaurants. These restaurants were located in 50 states within the United States, in two United States territories and in 15 countries outside of the United States. Applebee's was the largest casual dining concept in the United States in terms of 2015 system-wide sales(1).
IHOP
We franchise, own and operate restaurants in the family dining category of the restaurant industry under the names IHOP and International House of Pancakes. IHOP restaurants feature full table service and high quality, moderately priced food and beverage offerings in an attractive and comfortable family atmosphere. Although the restaurants are best known for their award-winning pancakes, omelets and other breakfast specialties, IHOP restaurants also offer a variety of lunch, dinner and snack items. IHOP restaurants are open throughout the day and evening hours. Over half of our IHOP restaurants operate 24 hours a day, seven days a week, with 229 additional restaurants operating 24 hours a day for some portion of the week. After announcing the most comprehensive remodel program in our brand’s 58-year history in late 2015, our franchisees remodeled 300 of their restaurants in 2016, representing more than 17% of the total IHOP system. We also launched an all-new advertising campaign which highlights the unique emotional connection our guests share with our brand and in-restaurant experience, while giving equal focus to our expertise in breakfast and beyond. This culinary advantage was showcased throughout 2016 with innovative product offerings such as Apple Ring Pancakes, Red Velvet Crepes and a Denver Omelette Burger.
As of December 31, 2016, 331 franchise groups operated 1,723 IHOP franchise and area license restaurants. These restaurants were located in all 50 states within the United States, in the District of Columbia, in three United States territories and in 10 countries outside of the United States. We operated 10 restaurants in the Cincinnati, Ohio area, and we may also operate, on a temporary basis until refranchised, IHOP restaurants that we re-acquire for a variety of reasons from IHOP franchisees. IHOP was the largest family dining concept in the United States in terms of 2015 system-wide sales(1).
See Item 2, Properties, for the geographic location of all Applebee’s and IHOP restaurants.

__________________________________________________________________
(1) Source: Nation's Restaurant News, "Special Report: Top 100," June 20, 2016.

Franchising

Franchisee Relationships

We highly value good relationships with our IHOP and Applebee's franchisees and strive to maintain positive working relationships with them. For several years, IHOP and Applebee’s franchisees have participated in Company-sponsored advisory groups. These groups provide a forum for franchisees to share demonstrated best practices, offer counsel and review successful strategies, while working side-by-side with management of the Applebee's and IHOP brands. Applebee’s sponsors its Franchise Brand Council (“FBC”), which consists of eight franchisee representatives. One franchisee representative, the founder of Applebee's, is a member for life, while the other franchisee representatives are elected by our franchisees. IHOP sponsors its Franchise Leadership Council (“FLC”), an elected and appointed body of 12 IHOP franchisees. The Applebee's FBC and the IHOP FLC assist Applebee's and IHOP senior management in key areas of the business, including restaurant development, franchise marketing, menu design, information technology, operations and innovation.
Franchise Agreements and Fees
Generally, franchise arrangements for Applebee's restaurants consist of a development agreement and a separate franchise agreement for each restaurant. Development agreements grant to the franchisee the exclusive right to develop Applebee's restaurants within a designated geographical area over a specified period of time. The term of a domestic development agreement is generally 20 years. The development agreements typically provide for initial development periods of one to five years as agreed upon by the Company and the franchisee. At or shortly prior to the completion of the initial development schedule or any subsequent supplemental development schedule, the Company and the franchisee generally execute supplemental development schedules providing for the development of additional Applebee's restaurants in the franchisee's exclusive territory.
Prior to the opening of each new Applebee's restaurant, the franchisee and the Company enter into a separate franchise agreement for that restaurant. Our current standard domestic Applebee's franchise agreement provides for an initial term of 20 years and permits four successive terms, in five-year increments, for up to an additional 20 years, upon payment of an additional franchise fee. Our current standard domestic Applebee's franchise arrangement calls for a development fee equal to $10,000 for each Applebee's restaurant that the franchisee contracts to develop and an initial franchisee fee of $35,000 for each restaurant developed (against which the $10,000 development fee will be credited) and a royalty fee equal to 4% of the restaurant's monthly gross sales. We have agreements with most of our franchisees for Applebee's restaurants opened before January 1, 2000, which provide for a royalty rate of 4%. The terms, royalty rate and advertising fees under a limited number of franchise agreements and other franchise fees under older development agreements vary from the currently offered arrangements.
Under the Current IHOP Business Model, a potential franchisee first enters into either a single-restaurant franchise agreement or a multi-restaurant development agreement with us and, upon completion of a prescribed approval procedure, is primarily responsible for the development and financing of one or more new IHOP franchised restaurants. Our current standard domestic IHOP franchise agreement typically provides for an initial term of 20 years and permits one renewal for a term of 10 years, upon payment of a renewal fee of $10,000.
The revenues we receive from a typical franchise development arrangement under the Current IHOP Business Model include (a) a development fee equal to $20,000 for each IHOP restaurant that the franchisee contracts to develop upon execution of a multi-restaurant development agreement; (b) an initial franchise fee equal to (i) $50,000 for a restaurant developed under a single-restaurant development agreement or (ii) $40,000 (against which the $20,000 development fee will be credited) for each restaurant developed under a multi-restaurant development agreement, in each case paid upon execution of the franchise agreement; (c) franchise royalties equal to 4.5% of weekly gross sales; (d) revenue from the sale of pancake and waffle dry-mixes; and (e) franchise advertising fees.
The principal terms of the franchise arrangements entered into under the Previous IHOP Business Model and the Current IHOP Business Model, including the franchise royalties and the franchise advertising fees, are substantially the same except with respect to the terms relating to the franchise fee, lease or sublease rents for the restaurant property and building, and interest income from any franchise fee notes and equipment leases.
Development of Applebee’s and IHOP restaurants outside of the United States has historically been conducted through a separate development agreement and franchise agreement. More recently, certain franchisees have entered into a multi-unit franchise agreement that governs the rights and obligations to develop a territory, in addition to terms of operating each restaurant opened in the territory. The term of a franchisee’s exclusive right to develop a territory ends when the agreement’s development schedule is completed. The term to operate the restaurant is typically 20 years, subject to applicable renewals.

In limited instances, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for specified periods of time in order to assist them in either establishing or reinvigorating their businesses. We have the contractual right, subject to applicable law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to make required payments when due or failure to adhere to specified Company policies and standards.
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
In 2014, we and franchisees whose restaurants contribute a large majority of total annual contributions to the IHOP NAF entered into an amendment to their franchise agreements that increased the advertising contribution percentage of those restaurants' gross sales. Pursuant to the amendment, for the period from June 30, 2014 to December 31, 2014, 2.74% of each participating restaurant's gross sales was contributed to the IHOP NAF and 0.76% was contributed to local advertising cooperatives. For the period from January 1, 2015 to December 31, 2017, 3.50% of each participating restaurant's gross sales will be contributed to the IHOP NAF with no significant contribution to local advertising cooperatives required. The amended advertising contribution percentage is also applicable to all new franchise agreements and to IHOP company-operated restaurants. In 2016, we and franchisees whose restaurants contribute a large majority of total annual contributions to the IHOP NAF extended this additional contribution through 2022.
Franchise advertising fees designated for the IHOP NAF and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations. However, because we have less contractual control over Applebee's advertising expenditures, Applebee’s national advertising fund activity is not recognized as franchise revenue and expense.
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
As of December 31, 2016, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 154 IHOP restaurants. The area licensee for the province of British Columbia, Canada operated or sub-franchised a total of 13 IHOP restaurants. The area license for British Columbia expires in 2026. The area license for Florida and Georgia expires in 2118.

Other Franchise-related Revenues and Fees

Approximately 87% of franchise segment revenue for the year ended December 31, 2016 consisted of Applebee's and IHOP royalties and advertising revenue from domestic IHOP restaurants and international restaurants of both brands. Most of the remaining 13% consisted of sales of proprietary products (primarily IHOP pancake and waffle dry-mixes), initial franchise and renewal fees and software maintenance and support fees. Depending on circumstances, we may seek to recover a portion of any royalties and fees lost due to early termination of a franchise agreement; however, not all franchise restaurant closures necessarily result in our receipt of such fees.
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
As of December 31, 2016, the Applebee’s development agreements in place call for the opening of 62 domestic restaurants, including 44 past-due development obligations, over the next three years, and 38 international restaurants over the next seven years. As of December 31, 2016, we had signed commitments from IHOP franchisees to build 336 IHOP restaurants over the next 17 years, comprised of eight restaurants under single restaurant or non-traditional development agreements, 190 restaurants under domestic multi-restaurant development agreements and 138 restaurants under international development agreements. The signed agreements include options to build an additional 50 restaurants over the next 14 years, primarily under domestic multi-restaurant development agreements.
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
Composition of Franchise Systems

As of December 31, 2016, there were 34 Applebee’s franchisees that owned a total of 1,858 domestic Applebee's franchise restaurants. The number of domestic restaurants held by an individual franchisee ranged from one restaurant to 485 restaurants. As of December 31, 2016, there were 26 franchisees that owned a total of 158 international Applebee's franchise restaurants. The number of international restaurants held by an individual franchisee ranged from one restaurant to 20 restaurants. Our five largest Applebee’s franchisees owned 50% of the total 2,016 Applebee's franchise restaurants.

As of December 31, 2016, there were 314 franchisees that owned a total of 1,627 domestic IHOP franchise restaurants, including 132 franchisees that each own one franchise restaurant. The largest individual IHOP franchisee owned 294 domestic restaurants. As of December 31, 2016, there were 17 franchisees that owned a total of 96 international IHOP franchise restaurants. The number of international restaurants held by an individual franchisee ranged from one restaurant to 16 restaurants. Our five largest IHOP franchisees owned 28% of the total 1,723 IHOP franchise restaurants.

Company-Operated Restaurants
As of December 31, 2016, we operated 10 IHOP restaurants located in the Cincinnati, Ohio market area and we did not operate any Applebee's restaurants. Additionally, from time to time, we have reacquired IHOP restaurants from franchisees for a variety of reasons. In most cases, we have been able to quickly refranchise these restaurants to new franchisees. When reacquired restaurants are not quickly refranchised, we typically operate the reacquired restaurants until they can be refranchised. These temporarily reacquired restaurants may require investments in remodeling and rehabilitation before they can be refranchised. As a result, our reacquired restaurants may incur operating losses for some period of time. At December 31, 2016, we operated no such reacquired IHOP restaurants.
Supply Chain
In February 2009, Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”), an independent cooperative entity, was formed by us and franchisees of Applebee's and IHOP domestic restaurants. CSCS has been appointed as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. We (as operator of 10 company restaurants as of December 31, 2016) are a member of CSCS and have committed to purchase substantially all goods, equipment and distribution services for company-operated restaurants through the CSCS supply chain program. As of December 31, 2016, 100% of Applebee's domestic franchise restaurants and 99% of IHOP domestic franchise restaurants were members of CSCS.
CSCS combines the purchasing volume for goods, equipment and distribution services within and across the Applebee's and IHOP concepts. Its mission is to achieve for its members the benefit of continuously available goods, higher quality equipment and distribution services in adequate quantities at the lowest possible sustainable prices. We do not control CSCS, but do have contractual rights associated with supplier certification, quality assurance and protection of our intellectual property. The operations of CSCS are funded by a separately stated administrative fee added to one or more products purchased by operators.
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
Applebee's competes in the casual dining segment against national and multi-state restaurant chains such as Olive Garden, Chili's, Buffalo Wild Wings, Outback Steakhouse and Red Lobster, among others, as well as fast-casual restaurant chains. In addition, there are many independent restaurants across the country in the casual dining segment. Amongst our competitors, Applebee's is the largest casual dining concept in the United States in terms of 2015 system-wide sales(1).
IHOP competes in the family dining segment against national and multi-state restaurant chains such as Cracker Barrel Old Country Store, Denny's, Golden Corral, Waffle House and Bob Evans Restaurants. IHOP also faces competition from QSR restaurant chains and fast-casual restaurant chains that serve breakfast. In addition, there are many independent restaurants and diners across the country in the family dining segment. Amongst our competitors, IHOP is the largest family dining concept in the United States in terms of 2015 system-wide sales(1).
The restaurant and related food-service industries are highly competitive and are affected by, among other things, economic conditions, price levels, on-going changes in eating habits and food preferences, population trends and traffic patterns. The principal bases of competition in the industry are the type, quality and price of the food products served. Restaurant location, quality and speed of service, advertising, name identification and attractiveness of facilities are important. Additionally, changes in the price of groceries may influence the attractiveness of dining at home versus dining out.
The market for high quality commercial real estate is also very competitive. We and our franchisees compete with other restaurant chains and retail businesses for suitable sites for the development of new restaurants. We also compete against other franchisors both within and outside the restaurant industry for new franchisees. For further information regarding competition, see Item 1A, Risk Factors.
___________________________________________________________________
(1) Source: Nation's Restaurant News, "Special Report: Top 100," June 20, 2016.

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
Research and Development
We do not engage in any material amount of research and development activity from a financial accounting perspective. We do engage in ongoing culinary development and testing, in addition to consumer research into customers’ preferences and opinions as well as overall industry trends.
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
State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a number of states and some of these laws require registration of the franchise offering with the state authorities. Those states that regulate the franchise relationship generally require that the franchisor deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, limit the imposition of unreasonable standards of performance on a franchisee and regulate discrimination against franchisees with respect to charges, royalty fees or other fees. Although such laws may restrict a franchisor in the termination and/or non-renewal of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination and/or non-renewal, advance notice to the franchisee of the termination or non-

renewal, an opportunity to cure a default and a repurchase of inventory or other compensation upon termination, these provisions have not historically had a significant effect on our franchise operations.
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
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 are far-reaching and are intended to expand access to health insurance coverage over time by adjusting the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The laws include a requirement that most individuals obtain health insurance coverage and a requirement that certain large employers offer coverage to their employees or pay a financial penalty. The Patient Protection and Affordable Care Act has increased our franchisees' employee costs in some respects and may continue to impact our franchisees' employee costs.
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
Employees
At December 31, 2016, we had approximately 960 employees, of whom approximately 500 were full-time, non-restaurant, corporate personnel. Our employees are not presently represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our relations with employees are good. Our franchisees are independent business owners and their employees are not our employees. Therefore, their employees are not included in our employee count.

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

The occurrence of any of the events discussed in the following risk factors may materially adversely affect our business, financial condition and results of operations, which may materially adversely affect the value of our common stock. It is not possible to identify or predict all risk factors. There may be risks and uncertainties that are not currently known or that are currently deemed by us to be immaterial. These other risks and uncertainties may also impact our business, financial condition and results of operations.

Our business is affected by general economic conditions that are largely out of our control.  Our business is dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee's or IHOP restaurants. If our customers' disposable income available for discretionary spending is reduced (because of circumstances such as job losses, credit constraints, higher housing costs, increased tax rates, energy costs, interest rates or other costs) or if the perceived wealth of customers decreases (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our business could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or other alternatives to dining out. Additionally, negative trends in the availability of credit and in expenses such as interest rates and the cost of construction materials could affect our ability or our franchisees' ability to maintain and remodel existing restaurants. Any decreases in customer traffic or average customer check due to these or other reasons could reduce gross sales at franchise restaurants, resulting in lower royalty and other payments from franchisees. This could reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments owed to us when due and negatively impacting franchisees’ ability to develop new restaurants as may be required in their respective development agreements.

Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. As of December 31, 2016, certain of our indirect, wholly-owned subsidiaries had approximately $1.3 billion of long-term debt. In addition, we had approximately $0.1 billion in financing and capital lease obligations as of December 31, 2016. Our level of indebtedness could have important consequences to our financial health. For example, it could:

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

During the seven-year term following issuance, the outstanding fixed-rate senior notes will accrue interest at a rate of 4.277% per year. Additionally, the fixed-rate senior notes have scheduled quarterly principal amortization payments of $3.25 million. If we maintain a leverage ratio of less than or equal to 5.25x total debt to adjusted EBITDA (See Exhibit 12.1), we may elect to not make the scheduled principal payments. If we are unable to refinance or repay amounts under the securitized debt prior to the expiration of the seven-year term, our cash flow would be directed to the repayment of the securitized debt and, other than a weekly management fee sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.

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

We are heavily dependent on information technology and any material failure of that technology could impair our ability to effectively and efficiently operate our business.  We rely heavily on information technology systems across our operations, including point-of-sale processing in our and our franchisees' restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to effectively and efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrades or transitions to replacement systems, inaccurate or fraudulent manipulation of sales reporting from our restaurants resulting in loss of sales and royalty payments, or a breach in security of these systems could be harmful and cause delays in customer service, reduce efficiency in our operations and negatively impact our business. Significant capital investment might be required to remediate any problems.

In addition, we outsource certain essential technology-based business processes to third party vendors that subjects us to risks, including disruptions in business, increased costs and exposure to data breaches or privacy law compliance issues of our third party vendors.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our employee and business relationships, all of which could subject us to loss and harm our brands. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information about our customers, franchisees, vendors and employees. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those that we have outsourced. Primary adverse events that could directly result from the occurrence of a cyber incident include (i) exposure of confidential data about our customers, franchisees, vendors and employees, (ii) damage to the reputation of our brands (iii) damage to our relationship with our franchisees and (iv) interruption of our business.

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

Restaurant development plans under development agreements may not be implemented effectively and developed restaurants may not achieve desired results. We rely on franchisees to develop Applebee's and IHOP restaurants. From time to time, our franchisees have failed to fulfill their commitments to build new restaurants in the numbers and within the timeframes required by their development agreements, and we expect that this will continue to varying degrees in the future. Restaurant development and the success of restaurants opened by our franchisees involve substantial risks, including the following:

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

Additionally, developed restaurants may not achieve desired revenue or cash flow levels once opened. This could result in restaurant closures, which may be significant in number, and may cause our royalty revenues and financial performance to decline. The inability to open new restaurants that achieve and sustain acceptable sales volumes and/or the closure of existing restaurants that do not achieve or sustain acceptable sales volumes, which if significant in number, may have a material adverse effect on our business and financial condition.

Approximately 99% of our restaurants are owned and operated by our franchisees and, as a result, we are highly dependent upon our franchisees. All Applebee’s and nearly all IHOP restaurants are owned and operated by our franchisees. Our dependence on franchisees could adversely affect us, our brands, and our business, financial condition and results of operations. Our financial results are significantly contingent upon the performance of our franchise restaurants because we derive a substantial portion of our revenues from royalties. Worsening economic conditions and declining trends in sales, traffic and/or average check could impact the performance of our franchise restaurants, resulting in lower royalty, advertising fund and other payments from franchisees. If declining conditions persist, franchisee profitability and financial health may worsen and franchisees may suffer from financial, personal or other difficulties, including insolvency. Franchisees may also experience financial risks unrelated to the operation of restaurants under our brands, such as a decline in performance of other brands or businesses held by franchisees. Additionally, lenders to our franchisees may be less likely to provide current or prospective franchisees necessary financing on favorable terms, or at all, due to market conditions and our or our franchisees’ operating results. These and other factors could impact franchisees’ ability to make royalty and other payments owed to us when due and franchisees could default on their financial obligations to us. A decrease in franchisee profitability as well as other reasons could also cause franchisees’ failure or inability to meet new restaurant development obligations and other obligations such as maintenance or remodel requirements and rent obligations for certain leases on which we retain contingent liability.

Additionally, our franchise agreements have expiration dates.  Upon expiration, franchisees are required to enter into new franchise agreements in order to extend the franchise relationship.  We or the franchisee may or may not elect to enter into these successor franchise agreements based on a number of factors, including a failure to meet our criteria, lack of interest by either party and/or the inability of franchisees to enter into successor franchise agreements.  It is expected that, in the ordinary course of business, some franchise agreements will expire without successor franchise agreements.  However, a substantial number of franchise agreements are set to expire in 2020 and 2021 for Applebee’s and 2024 through 2028 for IHOP, and we cannot ensure that we and/or our franchisees will enter into successor franchise agreements once current terms expire.  This may result in reduced royalties and other payments due to a decrease in the number of restaurants operating under our brands.

As independent third parties, franchisees own, operate and oversee the daily operations of their restaurants and their employees are not our employees. Accordingly, we do not control their actions. While our franchise agreements are designed to maintain brand consistency, the significant percentage of franchise operated restaurants may expose us to risks not otherwise encountered if we maintained ownership and control of the restaurants. Franchisees may breach the terms of their franchise agreements in a manner that adversely affects our brands, such as failing to operate restaurants in accordance with our required standards, and we may be limited in our ability to enforce franchise obligations. Franchisees are required to conform to specified product quality standards and other requirements pursuant to their franchise agreements in order to protect our brands and to optimize restaurant performance. If franchisees do not successfully operate their restaurants in a manner consistent with our standards, or customers have negative experiences due to issues with food quality or operational execution, our reputation and brands could suffer, which could result in a material adverse effect on our business. The quality of franchisees’ operations may also be diminished by factors beyond our control, including a lack of investment in enhancing or maintaining acceptable standards for restaurant operations due to financial and other constraints. Franchisees may also fail or be unable to hire or retain qualified managers and other personnel and training of managers and other personnel may be inadequate. These and other such negative factors could reduce franchisees' restaurant revenues, impact payments to us under the franchise agreements and could have a material adverse effect on us.

Various other risks associated with the operation of a highly franchised business model that may have a material adverse effect on our business or financial condition include:

•	inability or unwillingness of franchisees to participate in implementing changes or to participate in business strategy changes;

•	inability or unwillingness of franchisees to support our marketing programs and strategic initiatives;

•	inability to participate in business strategy changes due to financial constraints;

•	failure of franchisees to report sales information accurately;

•	greater proportional impact of general and administrative expenses on our business and financial condition; and

•
inability to retain franchisees in the future, both in terms of number and quality, and inability to attract, retain and motivate sufficient numbers of franchisees of the same caliber, including top performing franchisees.

While we try to maintain positive working relationships with our franchisees, the nature of the franchisor-franchisee relationship inherently subjects us to potential disagreements with our franchisees on matters pertaining to the business and/or our brands.  From time to time, we have experienced, and we may continue to experience, poor franchise relations caused by the efforts of one or more large franchisees or an organized franchise association.

Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater risk.  As of December 31, 2016, Applebee's franchisees operated 1,858 Applebee's restaurants in the United States, representing 100% of the Applebee's restaurants in the United States. Of those restaurants, the ten largest Applebee's franchisees owned 1,335 restaurants, representing 72% of all franchised Applebee's restaurants in the United States. The largest Applebee's franchisee owned 485 restaurants, representing 26% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of risk with respect to such franchisees because their obligations to us, including financial obligations, are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experiences financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements including payments to us and the maintenance and improvement of its restaurants. Any franchisee that is experiencing financial difficulties may also be unable to participate in implementing changes to our business strategy. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with its other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.

We are subject to credit risk from our IHOP franchisees operating under our Previous IHOP Business Model, and a default by these franchisees may negatively affect our cash flows.  Of the 1,473 IHOP restaurants subject to domestic franchise agreements as of December 31, 2016, slightly less than half operate under the Previous IHOP Business Model. The Company was involved in all aspects of the development and financing of the IHOP restaurants established prior to 2003. Under the Previous IHOP Business Model, the Company typically identified and leased or purchased the restaurant sites, built and equipped the restaurants and then franchised them to franchisees. In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous IHOP Business Model include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under the building property lease/sublease agreement and our notes and equipment contract receivables, as well as outstanding franchise royalties. The additional amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous IHOP Business Model and may negatively affect our cash flows.

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

An insolvency or bankruptcy proceeding involving a franchisee could prevent the collection of payments or the exercise of rights under the related franchise agreement.  An insolvency proceeding involving a franchisee could prevent us from collecting payments or exercising any of our other rights under the related franchise agreement. If a franchisee is subject to bankruptcy or insolvency proceedings, a bankruptcy court may prevent the termination of the related franchise and development agreement. In particular, the protection of the statutory automatic stay that arises under Section 362 of the United States Bankruptcy Code upon the commencement of a bankruptcy proceeding by or against a franchisee would prohibit us from terminating a franchise agreement previously entered into with a franchisee. Furthermore, a franchisee that is subject to bankruptcy proceedings may reject the franchise agreement in which case we would be limited to a general unsecured claim against the franchisee's bankruptcy estate on account of breach-of-contract damages arising from the rejection. Payments previously made to us by a franchisee that is subject to a bankruptcy proceeding also may be recoverable from us on behalf of the franchisee as a preferential transfer under the United States Bankruptcy Code.

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

Our performance is subject to risks associated with the restaurant industry, including the highly competitive nature of the industry. We derive a substantial portion of our revenues in the form of royalties based on a percentage of the gross sales of our franchised restaurants. Sales and profitability of these restaurants and, in turn, payments we receive from our franchisees may be negatively impacted by a number of factors associated with operating in the restaurant industry, some of which are outside of our control. These factors include:

•
changes in consumer behavior driven by macro-level shifts in technology, media, e-commerce, global safety and demography which may impact where, when, whether and how often customers visit full-service restaurants;

•
declines in comparable-restaurant sales growth rates due to: (i) failure to meet or adequately adapt to changing customer expectations for food quality and taste, or to innovate and develop new menu items to retain existing customers and attract new customers; (ii) competitive intrusions in our markets, including competitive pricing initiatives; (iii) opening new restaurants that cannibalize the sales of existing restaurants; (iv) failure of national or local marketing to be effective; and (v) natural or man-made disasters or adverse weather conditions;

•
negative trends in operating expenses such as: (i) increases in food and other commodity costs; (ii) increases in labor costs due to minimum wage and other employment laws or regulations, immigration reform, the potential impact of union organizing efforts, tight labor market conditions and the Patient Protection and Affordable Care Act; and (iii) increases in other operating costs including advertising, utilities, lease-related expenses and credit card processing fees;

•
the highly competitive nature of the restaurant and related industries with respect to, among other things: (i) price, service, location, personnel and the type and quality of food; (ii) the trend toward convergence in grocery, deli, retail and restaurant services, as well as the continued expansion of restaurants into the breakfast daypart; (iii) the entry of major market players in non-competing industries into the food services market; (iv) the decline in the price of groceries which may increase the attractiveness of dining at home versus dining out; and (v) the emergence of new or improved technologies such as table top devices and mobile or online ordering and consumer behavior facilitated by such technology;

•	the inability to increase menu pricing to offset increased operating expenses; and

•	failure to effectively manage further penetration into mature markets.

Factors outside our control may harm our brands' reputations.  The success of our business is largely dependent upon brand recognition and the strength of our franchise systems. Our and our franchisees’ continued success is directly dependent upon maintaining a favorable public view of the Applebee's and IHOP brands. Negative publicity (e.g., crime, scandal, litigation, on-site accidents and injuries or other harm to customers and food-borne illness) at a single Applebee's or IHOP location can have a substantial negative impact on all restaurants within the Applebee's or IHOP system. Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, but particularly regarding food quality, food-borne illness, food tampering or preparation, obesity, injury or other health concerns with respect to certain foods, regardless of whether such claim is accurate or valid.

The risk of food-borne illness or food tampering cannot be completely eliminated. Any outbreak of food-borne illness or other food-related incidents attributed to Applebee's or IHOP restaurants or within the food service industry or any widespread negative publicity regarding the Applebee's or IHOP brands or the restaurant industry in general could harm our reputation. Even where such food-related incidents occur solely at restaurants of our competitors or within the industry, our business could be adversely affected as a result of negative publicity about the restaurant industry generally. Franchisees may produce or receive through the supply chain sub-standard or non-compliant food or beverage products. Failure of franchisees to comply with food quality and preparation requirements may subject us to potential losses even when we are not legally liable for a franchisee's actions or failure to act. Although the Company maintains liability insurance, and each franchisee is required to maintain liability insurance pursuant to its franchise agreements, a liability claim could injure the reputation of all Applebee's or IHOP restaurants, whether or not it is ultimately successful.

Declines in our financial performance could result in impairment charges in future periods.   United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions including, among other things, same-restaurant sales trends, future development plans, brand-enhancing initiatives, restaurant closures and an appropriate discount rate. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. As of December 31, 2016, our total stockholders' equity was $252.8 million. A significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could result in a deficit balance in stockholders' equity. While such a deficit balance would not create an event of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.

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

Our business strategy may not achieve anticipated results. We expect to continue to apply a business strategy that includes: (i) operation of a 99% franchised restaurant system; (ii) the maintenance of a purchasing cooperative that procures products and services for our Applebee's and IHOP restaurants; (iii) the possible introduction or acquisition of new restaurant concepts; and (iv) the continued implementation of a shared service model across our brands for various functions, including legal, human resources, communications, quality assurance, information technology, finance and centers of excellence in consumer insights/business analytics, development and operations support. There can be no assurance that the business strategy we apply to one franchise system will be suitable or will achieve results similar to the application of such business strategy to the other franchise system. In addition, our operational improvement, purchasing and other strategic initiatives may not be successful or achieve the desired results. In particular, there can be no assurance that the existing franchisees or prospective new franchisees will respond favorably to such initiatives.

A lack of availability of suitable locations for new restaurants or a decline in the quality of the locations of our current restaurants may adversely affect our sales and results of operations. The success of our restaurants depends in large part on their locations. As demographic and economic patterns change, current locations may not continue to be attractive or profitable. Potential declines in neighborhoods where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales in those locations. In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation. Additionally, restaurant revitalization initiatives may not be completed as and when projected and may not produce the results we expect. We may also be unable to operate effectively in new and/or highly competitive geographic regions or local markets in which our franchisees have limited operating experience.

We may experience shortages or interruptions in the supply or delivery of food and other products from third parties or in the availability of utilities. Our franchised and company-operated restaurants are dependent on frequent deliveries of fresh produce, food, beverages and other products. Shortages or interruptions in food and beverage supplies may result from a variety of causes, including shortages due to adverse weather, labor unrest, political unrest, terrorism, outbreaks of food-borne illness, disruption of operation of production facilities, financial difficulties (including bankruptcy) of our suppliers or other unforeseen circumstances. Such shortages could adversely affect our revenue and profits. The inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the payments we receive from our franchisees or our pancake and waffle dry mix distributors or the profits generated by our company-operated restaurants. In addition, interruptions to the availability of gas, electric, water or other utilities may adversely affect our operations.

Any inability to effectively manage or forecast appropriate inventory levels may adversely affect our business. Effective management of inventory levels depends, in part, on our ability to anticipate and respond in a timely manner to changing consumer demand and preferences. From time to time, we may carry excessive inventory resulting from menu events that vary from forecasted demand which may result in financial loss to us and/or to our franchisees. Conversely, if we underestimate demand, we may experience inventory shortages which may result in lost revenues.

A failure to develop and implement innovative marketing and guest relationship initiatives, ineffective or improper use of social media or other marketing initiatives and increased advertising and marketing costs could adversely affect our business results. If our competitors increase their spending on advertising and promotions, if our advertising, media or marketing expenses increase, or if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our business results. A failure to sufficiently innovate, develop guest relationship initiatives, or maintain adequate and effective advertising could inhibit our ability to maintain brand relevance and drive increased sales.

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, posting of negative comments about our brands, exposure of personally identifiable information, fraud, and use of outdated information. The inappropriate or otherwise harmful use of social media vehicles by our franchisees and their employees, guests, our employees or others in the general public could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Changing health or dietary preferences may cause consumers to avoid Applebee's and IHOP restaurants in favor of alternative options.  The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, and the impact on consumer eating habits of new information regarding diet, nutrition and health. Our franchise development and system-wide sales depend on the sustained demand for our products, which may be affected by factors we do not control. Various factors such as: (i) the Food and Drug Administration’s menu labeling rules, (ii) nutritional guidelines issued by the United States Department of Agriculture and issuance of similar guidelines or statistical information by state or local municipalities, or (iii) academic studies, may impact consumer choice and cause consumers to select foods other than those that are offered by Applebee's or IHOP restaurants. We may not be able to adequately adapt Applebee's or IHOP restaurants' menu offerings to keep pace with developments in consumer preferences, which may result in reductions to the franchise payments we receive from franchisees and the revenues generated by our company-operated restaurants.

We face a variety of risks associated with doing business in international markets. Our expansion into international markets could create risks to our brands and reputation. There is no assurance that our international operations will be profitable or that international growth will continue. Our international operations are subject to all of the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, international currency fluctuations, terrorism, global travel risks and differing cultures and consumer preferences.

We also are subject to governmental regulations throughout the world that impact the way we do business with our international franchisees and vendors. These include antitrust and tax requirements, import/export/customs regulations, anti-boycott regulations, other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.

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

Our failure or the failure of our franchisees to comply with federal, state and local governmental regulations may subject us to losses and harm our brands.  We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), along with the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including tip credits, working conditions, safety standards and immigration status. There have been several complaints alleging franchisors to be joint employers with franchisees. Although we do not consider ourselves to be joint employers with our franchisees, there can be no assurance that other franchisors will not receive similar complaints in the future which may result in legal proceedings based on the actions of its franchisees. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. The Patient Protection and Affordable Care Act has increased our franchisees’ employee costs in some respects and may continue to impact our franchisees’ employee costs. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

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

Finally, regulatory changes or actions under the new U.S. political administration may impact the laws or regulations described above. We cannot predict whether or when any of these potential changes in law might become effective in any jurisdiction nor the impact, if any, of these changes to our business.

We are subject to risks associated with self-insurance for medical, dental and vision benefits. As of January 2017, we now self-insure all of our employee medical, dental and vision benefits. We maintain individual stop loss coverage but do not maintain coverage at an aggregate level. Our reserves are based on historical loss trends that may not correlate to actual loss experience in the future. If we experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, our reserves may prove to be insufficient and we may be exposed to significant and unexpected losses. For these and other reasons, including our inability to renew stop loss coverage at competitive rates, we are subject to risks associated with self-insurance that may have an adverse effect on the Corporation’s financial condition and operating results.

In addition, access to personal medical information is regulated by federal, state and/or local laws as well as by certain third-party agreements. If our security and information systems or the systems of our third party vendors are compromised, we could be subject to costly litigation or penalties and our reputation and operations could be adversely affected.

Any inability or failure to execute on a comprehensive business continuity plan following a major natural disaster such as an earthquake, tornado, flood or man-made disaster, including terrorism or a cyber incident, at our corporate facilities could materially adversely impact our business. Our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our restaurant support center. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including earthquakes, tornadoes, floods and other natural or man-made disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

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

Development initiatives outside our core business could negatively impact our brands. Our business expansion into non-traditional restaurant formats, including restaurants with a smaller footprint, restaurants located in non-traditional locations and retail product licensing for the IHOP brand could create new risks to our brand and reputation.

Failure of our internal controls over financial reporting and future changes in accounting standards may cause adverse unexpected operating results, affect our reported results of operations or otherwise harm our business and financial results. Our management is responsible for establishing and maintaining effective internal controls over financial reporting. Internal controls over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The table below shows the location and ownership type of Applebee's and IHOP restaurants as of December 31, 2016:

	Applebee's (a)			IHOP (a)
	Franchise	Company	Total	Franchise	Company	Area License		Total
United States
Alabama	30	—	30	21	—	—		21
Alaska	1	—	1	4	—	—		4
Arizona	28	—	28	41	—	—		41
Arkansas	10	—	10	16	—	—		16
California	121	—	121	231	—	—		231
Colorado	26	—	26	35	—	—		35
Connecticut	6	—	6	9	—	—		9
Delaware	12	—	12	7	—	—		7
District of Columbia	—	—	—	2	—	—		2
Florida	110	—	110	—	—	149	(b)	149
Georgia	71	—	71	75	—	5	(b)	80
Hawaii	1	—	1	6	—	—		6
Idaho	12	—	12	8	—	—		8
Illinois	47	—	47	52	—	—		52
Indiana	64	—	64	24	—	—		24
Iowa	26	—	26	10	—	—		10
Kansas	33	—	33	23	—	—		23
Kentucky	34	—	34	8	1	—		9
Louisiana	16	—	16	31	—	—		31
Maine	12	—	12	2	—	—		2
Maryland	25	—	25	44	—	—		44
Massachusetts	29	—	29	18	—	—		18
Michigan	88	—	88	24	—	—		24
Minnesota	58	—	58	9	—	—		9
Mississippi	22	—	22	15	—	—		15
Missouri	56	—	56	30	—	—		30
Montana	8	—	8	5	—	—		5
Nebraska	19	—	19	7	—	—		7
Nevada	14	—	14	24	—	—		24
New Hampshire	14	—	14	6	—	—		6
New Jersey	60	—	60	44	—	—		44
New Mexico	21	—	21	21	—	—		21
New York	114	—	114	54	—	—		54
North Carolina	56	—	56	54	—	—		54
North Dakota	12	—	12	2	—	—		2
Ohio	89	—	89	26	9	—		35
Oklahoma	20	—	20	33	—	—		33
Oregon	21	—	21	7	—	—		7
Pennsylvania	81	—	81	23	—	—		23
Rhode Island	8	—	8	4	—	—		4
South Carolina	39	—	39	31	—	—		31
South Dakota	6	—	6	3	—	—		3
Tennessee	39	—	39	40	—	—		40
Texas	107	—	107	203	—	—		203
Utah	12	—	12	19	—	—		19
Vermont	3	—	3	1	—	—		1
Virginia	72	—	72	63	—	—		63
Washington	42	—	42	32	—	—		32
West Virginia	17	—	17	9	—	—		9
Wisconsin	41	—	41	14	—	—		14
Wyoming	5	—	5	3	—	—		3
Total Domestic	1,858	—	1,858	1,473	10	154		1,637

	Applebee's (a)			IHOP (a)
	Franchise	Company	Total	Franchise	Company	Area License		Total
International
Bahrain	—	—	—	2	—	—		2
Brazil	12	—	12	—	—	—		—
Canada	16	—	16	12	—	13	(b)	25
Chile	4	—	4	—	—	—		—
Costa Rica	3	—	3	—	—	—		—
Dominican Republic	2	—	2	—	—	—		—
Egypt	1	—	1	—	—	—		—
Guam	1	—	1	2	—	—		2
Guatemala	5	—	5	3	—	—		3
Indonesia	2	—	2	—	—	—		—
Jordan	1	—	1	—	—	—		—
Kuwait	8	—	8	5	—	—		5
Mexico	59	—	59	35	—	—		35
Northern Mariana Islands	—	—	—	1	—	—		1
Panama	—	—	—	2	—	—		2
Philippines	2	—	2	7	—	—		7
Puerto Rico	5	—	5	5	—	—		5
Qatar	7	—	7	1	—	—		1
Saudi Arabia	20	—	20	2	—	—		2
United Arab Emirates	10	—	10	6	—	—		6
Total International	158	—	158	83	—	13		96
Totals	2,016	—	2,016	1,556	10	167		1,733
(a) The properties identified in this table generate revenue in our franchise, rental, company and financing operating segments.
(b) Of these restaurants, 44 in Florida, two in Georgia and 10 in Canada have been sub-licensed by the area licensee.

As of December 31, 2016, we operated 10 IHOP restaurants in the Cincinnati, Ohio market area. Of these restaurants, we owned the building and leased the land for five sites and leased the land and building for five sites. From time to time, we have reacquired IHOP restaurants from franchisees for a variety of reasons. At December 31, 2016, we were not operating any reacquired IHOP restaurants.
Of the 1,556 IHOP restaurants operated by franchisees, 59 were located on sites owned by us, 632 were located on sites leased by us from third parties and 865 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees and 2,013 of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensees or the franchisees. We leased two sites and owned one site on which franchisee-operated Applebee's restaurants were located.
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
We currently occupy our principal corporate offices and restaurant support center in Glendale, California, under a lease expiring in April 2023. We lease approximately 50,000 square feet of office space in Kansas City, Missouri, under a lease expiring in October 2021.

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

Item 4.   Mine Safety Disclosure.

Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “DIN”. The following table sets forth the high and low sales prices of our common stock on the NYSE for each fiscal quarter of 2016 and 2015.

	Fiscal Year 2016		Fiscal Year 2015
	Prices		Prices
Quarter	High	Low	High	Low
First	$98.82	$77.36	$114.23	$100.16
Second	$94.30	$80.07	$107.55	$93.98
Third	$85.79	$75.05	$106.09	$91.32
Fourth	$88.00	$76.36	$93.22	$80.56

Holders

The number of stockholders of record and beneficial owners of our common stock as of February 17, 2017 was estimated to be 24,800.

Dividends on Common Stock

Please refer to Note 11, Stockholders' Equity, in the Notes to the Consolidated Financial Statements for information on dividends declared and paid in the fiscal years ended December 31, 2016 and 2015.

On February 22, 2017, our Board of Directors approved payment of a cash dividend of $0.97 per share of common stock, payable at the close of business on April 7, 2017 to the stockholders of record as of the close of business on March 20, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2016, regarding shares outstanding and available for issuance under the DineEquity, Inc. 2016 Stock Incentive Plan (the “2016 Plan”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	701,134	$80.04	3,726,832
Equity compensation plans not approved by security holders	—	—	—
Total	701,134	$80.04	3,726,832
The number of securities remaining available for future issuance represents shares under the 2016 Plan. Please refer to Note 13, Stock-Based Incentive Plans, in the Notes to the Consolidated Financial Statements for a description of the 2016 Plan.
Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Company
Period	Total number of shares purchased (b)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
October 3, 2016 – October 30, 2016(a)	816	$78.60	—	$87,500,000
October 31, 2016 – November 27, 2016(b)	86,627	$81.57	86,445	$80,400,000
November 28, 2016 – January 1, 2017(b)	39,587	$85.43	38,389	$77,100,000
Total	127,030	$82.75	124,834	$77,100,000

(a)  These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations arising upon the vesting of restricted stock awards.
(b)  Includes 182 shares owned and tendered by employees at an average price of $85.85 per share to satisfy tax withholding obligations on the vesting of restricted stock awards during the fiscal month ended November 27, 2016 and 1,198 shares at an average price of $82.94 per share during the fiscal month ended January 1, 2017.
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

Stock Performance Graph
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Value-Line Restaurants Index (“Restaurant Index”) over the five-year period ended December 31, 2016. The graph and table assume $100 was invested at the close of trading on the last day of trading in 2011 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Stockholder Return
DineEquity, Inc., Standard & Poor's 500 and Value Line Restaurant Index
(Performance Results through December 31, 2016)

	2011	2012	2013	2014	2015	2016
DineEquity, Inc.	$100.00	$158.73	$206.30	$265.50	$225.04	$213.94
Standard & Poor's 500	100.00	116.00	153.57	174.60	177.05	198.22
Restaurant Index	100.00	105.33	139.74	156.80	189.80	203.46

The foregoing performance graph is being furnished as part of this report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations information and the consolidated balance sheet data for the years ended and as of December 31, 2016, 2015, 2014, 2013 and 2012 are derived from our audited consolidated financial statements.

	Fiscal Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share amounts and restaurant data)
Revenues:
Franchise and restaurant revenues (a)	$501.7	$542.6	$518.6	$502.6	$712.6
Rental revenues	123.0	127.7	122.9	124.8	122.9
Financing revenues	9.2	10.8	13.5	13.1	14.5
Total revenues	634.0	681.1	655.0	640.5	849.9
Cost of revenues:
Franchise and restaurant expenses (a)	162.9	187.0	184.4	173.2	359.2
Rental expenses	91.5	94.6	94.6	97.3	97.2
Financing expenses	0.2	0.5	0.8	0.2	1.6
Total cost of revenues	254.6	282.1	279.9	270.8	458.0
Gross profit	379.4	399.0	375.1	369.7	391.9
General and administrative expenses	148.9	155.4	145.9	143.6	163.2
Interest expense	61.5	63.3	96.6	100.3	114.3
Closure and impairment charges	5.1	2.6	3.7	1.8	4.2
Loss on extinguishment of debt and temporary equity	—	—	64.9	0.1	5.6
Loss (gain) on disposition of assets (a)	0.8	(0.9)	0.3	(0.2)	(102.6)
Other expense (b)	10.0	10.0	12.1	13.6	12.3
Income before income taxes	153.1	168.6	51.6	110.6	194.9
Income tax provision	(55.1)	(63.7)	(15.1)	(38.6)	(67.2)
Net income	98.0	104.9	36.5	72.0	127.7
Less: Accretion of Series B preferred stock	—	—	—	—	(2.5)
Less: Net income allocated to unvested participating restricted stock	(1.4)	(1.4)	(0.5)	(1.2)	(2.7)
Net income available to common stockholders	$96.6	$103.5	$35.9	$70.8	$122.5
Net income available to common stockholders per share:
Basic	$5.36	$5.55	$1.92	$3.75	$6.81
Diluted	$5.33	$5.52	$1.90	$3.70	$6.63
Weighted average shares outstanding:
Basic	18.0	18.6	18.8	18.9	18.0
Diluted	18.1	18.8	19.0	19.1	18.9
Dividends declared per common share	$3.73	$3.545	$3.125	$3.00	$—
Dividends paid per common share	$3.68	$3.50	$2.25	$3.00	$—
Balance Sheet Data (end of year):
Cash and cash equivalents	$140.5	$144.8	$104.0	$106.0	$64.5
Restricted cash—short-term and long-term (c)	45.0	47.2	67.0	0.7	1.9
Property and equipment, net (a)	205.1	219.6	241.2	274.3	294.4
Total assets (d)	2,278.6	2,331.9	2,393.7	2,366.8	2,376.8
Long-term debt, less current maturities (d)	1,282.7	1,279.5	1,276.5	1,189.5	1,185.3
Capital lease obligations, less current maturities	74.7	84.8	98.1	111.7	124.4
Financing obligations, less current maturities	39.5	42.4	42.5	48.8	52.0
Stockholders' equity	252.8	267.2	279.1	315.2	308.8
Other Financial Data:
Cash flows provided by operating activities	$118.1	$135.5	$118.5	$127.8	$52.9
Capital expenditures	5.6	6.6	5.9	7.0	17.0
Domestic system-wide same-restaurant sales percentage change:
Applebee's	(5.0)%	0.2%	1.1%	(0.3)%	1.2%
IHOP	(0.1)%	4.5%	3.9%	2.4%	(1.6)%
Total restaurants (end of year):
Applebee's	2,016	2,033	2,017	2,011	2,034
IHOP	1,733	1,683	1,650	1,620	1,581
Total restaurants	3,749	3,716	3,667	3,631	3,615
_______________________________________________________________________

(a)	We refranchised 23 Applebee's company-operated restaurants in 2015 and 154 Applebee's company-operated restaurants in 2012.

(b)	Includes amortization of intangible assets in each year as well as $1.3 of debt modification costs in 2013.

(c)	Restricted cash increased in 2014 due to refinancing of long-term debt. See Note 7 of Notes to Consolidated Financial Statements

(d)	Amounts for 2014, 2013 and 2012 were restated in 2015 to reflect accounting standards adopted in that year.

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
Domestically, Applebee's and IHOP restaurants are located in all 50 states; IHOP also has two restaurants in the District of Columbia. Internationally, IHOP restaurants are located in three United States territories and 10 countries outside of the United States; Applebee's restaurants are located in two United States territories and 15 countries outside of the United States. With over 3,700 restaurants combined, we believe we are the largest full-service restaurant company in the world.
Our Vision
To be the preferred franchisor of choice and deliver maximum franchisee and stockholder value.
Our Mission
To unite great franchisees, iconic brands and team members to create the world's leading restaurant company - one guest at a time.
Our Value Creation Strategy
We are focused on generating strong adjusted free cash flow and returning a substantial portion of it to stockholders. Since announcing in 2013 our capital allocation strategy to return the majority of adjusted free cash flow to our stockholders, we have returned over $420 million, through a combination of quarterly cash dividends and stock repurchases, over the past four years.
To build value, we seek to maximize our business by focusing on the following key strategic priorities:
•Evolve strong brands and drive same-restaurant sales growth;
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

2016 Highlights
As reported in QSR Magazine on January 13, 2017, 2016 was the worst year for the restaurant industry in terms of same-restaurant sales growth since 2009. The casual dining segment was one of the worst-performing segments within the restaurant industry during 2016. Despite this challenging environment, DineEquity had several notable accomplishments during 2016:

•	Generated cash provided by operating activities of over $118 million in 2016;

•
Generated adjusted free cash flow (cash provided by operating activities, plus receipts from notes and equipment contract receivables, less additions to property and equipment) of approximately $123 million in 2016;

•	Returned over $122 million to our stockholders, comprised of $67.4 million in cash dividends and $55.3 million in the form of stock repurchases;

•	Updated our capital allocation strategy, increasing our quarterly dividend on common stock by 5.4%, effective with the fourth quarter 2016 dividend, from $0.92 per share to $0.97 per share;

•
Opened 66 new restaurants worldwide by IHOP franchisees and area licensees, with net development (openings less closures) of 50 restaurants, the highest single-year net development total for the brand since 2009;

•	IHOP franchisees remodeled 300 restaurants under our new Rise N' Shine design;

•
Completed the consolidation of our restaurant support centers, enabling cross-brand collaboration to provide for faster innovation and effective implementation to the benefit of both domestic and international franchisees; and

•
Entered into four multi-unit international development agreements in 2016, two agreements for the development of 30 IHOP restaurants in Asia Pacific and two agreements for the development of 11 Applebee's restaurants in the Middle East and Latin America.

Financial Overview		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2016		2015		2014
	(In millions, except per share amounts)
Income before income taxes	$153.1	$(15.5)	$168.6	$117.0	$51.6
Income tax provision	(55.1)	8.6	(63.7)	(48.6)	(15.1)
Net income	$98.0	$(6.9)	$104.9	$68.4	$36.5
Net income per diluted share	$5.33	$(0.19)	$5.52	$3.62	$1.90
Weighted average diluted shares outstanding	18.1	(0.7)	18.8	(0.2)	19.0
Income before income taxes for the year ended December 31, 2016 declined $15.5 million compared to the year ended December 31, 2015. The primary reasons for the decline and references to discussions following in MD&A are summarized as follows:

	(In millions)	Discussion reference
Franchise operations gross profit	$(8.2)	Pg. 38, Franchise operations
53rd calendar week in 2015	(6.8)	Pg. 35, Events Impacting Comparability of Financial Information
Kansas City lease exit costs	(2.9)	Pg. 42, Closure and Impairment Charges
Rental and financing interest income	(2.1)	Pg. 39, Rental Operations and pg. 40, Financing Operations
General and Administrative expenses (“G&A”)	5.0	Pg. 41, General and Administrative Expenses
All other income/expense items, net	(0.5)
	$(15.5)

Our net income for the year ended December 31, 2016 declined 6.6% compared with the prior year. However, our net income per diluted share only decreased 3.4% compared with the prior year, due to the decrease in weighted average shares outstanding during 2016 compared to 2015. The decrease in weighted average shares outstanding is primarily due to the repurchase of our common stock pursuant to stock repurchase programs (see “Liquidity and Capital Resources of the Company, Share Repurchases”), partially offset by net issuances of shares pursuant to stock-based compensation programs.

Income before income taxes for the year ended December 31, 2015 increased $117.0 million compared to the year ended December 31, 2014. The primary reasons for the improvement and references to discussions following in MD&A are summarized as follows:

	(In millions)	Discussion reference
Loss on extinguishment of debt in 2014	$64.9	Pg. 37, Events Impacting Comparability of Financial Information
Interest expense	35.6	Pg. 37, Events Impacting Comparability of Financial Information
Franchise operations gross profit	13.6	Pg. 38, Franchise operations
53rd calendar week in 2015	6.8	Pg. 35, Events Impacting Comparability of Financial Information
Kansas City consolidation costs	(5.9)	Pg. 36, Events Impacting Comparability of Financial Information
Rental and financing interest income	(2.0)	Pg. 39, Rental Operations and pg. 40, Financing Operations
All other income/expense items, net	4.0
	$117.0
Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results
Applebee's domestic same-restaurant sales declined 5.0% in 2016. While this performance should be assessed in the context that 2016 was the worst year in terms of sales growth for both the overall restaurant industry and the casual dining segment of the restaurant industry since 2009, Applebee's 2016 performance with respect to domestic same-restaurant sales and customer traffic was differentially worse than that of the overall casual dining segment, based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”). The decline in Applebee's domestic same-restaurant sales had an adverse impact on our 2016 franchise revenues, gross profit and net income. In 2016, we experienced a slowdown in cash collections of receivables from a few Applebee's franchisees, an increase in bad debt expense and an increase in the number of closures of Applebee's restaurants, each of which we believe can be attributed, in part, to the progressive decline in Applebee's domestic same-restaurant sales over the past six quarters.
We incorporated Applebee's recent performance with respect to domestic same-restaurant sales and restaurant closures into the long-term assumptions underlying discounted cash flow models used to quantitatively assess goodwill and the Applebee's tradename for impairment. We noted no impairments as the result of performing these quantitative assessments in 2016. A reporting unit is considered at risk when its fair value is not higher than its carrying amount by more than 10%. Based on the amount by which the fair value of the Applebee's Franchise Reporting Unit exceeded the carrying value of the unit, the goodwill of the Applebee's Franchise Reporting Unit is at risk. In accordance with U.S. GAAP, we assess goodwill and intangible assets for impairment annually, at a minimum, and more frequently if circumstances warrant. Downward revisions of long-term performance assumptions or changes in the assumed long-term discount rate could result in impairment charges in the future.
Key Performance Indicators
In evaluating the performance of each restaurant concept, we consider the key performance indicators to be net franchise restaurant development and the percentage change in domestic system-wide same-restaurant sales. Since all but 10 of our restaurants are franchised, expanding the number of franchise restaurants is an important driver of revenue growth because we currently do not plan to open any new Applebee's or IHOP company-operated restaurants or expand our rental and financing operations, legacies from the Previous IHOP Business Model we operated under prior to 2003. Growth in both the number of franchise restaurants and in sales at those restaurants will drive franchise revenues in the form of higher royalty revenues, additional franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.
An overview of our key performance indicators for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Applebee's			IHOP
	2016	2015	2014	2016	2015	2014
Net franchise restaurant (reduction) development (1)	(17)	16	6	50	33	30
% (decrease) increase in domestic system-wide same-restaurant sales	(5.0)%	0.2%	1.1%	(0.1)%	4.5%	3.9%
________________________________________
(1) Franchise and area license restaurant openings, net of closings

Net Franchise Restaurant Development
After two years of growth, the number of Applebee's franchise restaurants declined in 2016 as franchisees opened 29 new restaurants but closed 46 restaurants. Restaurant closures can occur for a variety of reasons that may differ for each restaurant and for each franchisee. However, we believe the increase in Applebee's restaurant closures in 2016 was related in part to the sustained decline in Applebee's domestic same-restaurant sales over the past 18 months. While 10 of the restaurants were closed by a single franchisee, no other franchisee had more than four net closures (closures less new restaurants opened).
IHOP franchisees and area licensees opened 66 restaurants in 2016 and closed 16 restaurants, resulting in net development of 50 restaurants, the highest net development since 2009. The opening of 66 restaurants was the highest annual total of franchise restaurant openings for IHOP since 2008.
Internationally, franchisees of both brands opened 30 restaurants and closed 10, for net development of 20 restaurants, progressive improvement on net international development of 16 restaurants and 12 restaurants, respectively, in 2015 and 2014. This international activity is included in the total activity for each brand cited above.
The following tables summarize Applebee's and IHOP restaurant development and franchising activity over the past three years:

	Year Ended December 31,
	2016	2015	2014
Applebee's Restaurant Development Activity

Summary - beginning of period:
Franchise	2,033	1,994	1,988
Company	—	23	23
Total Applebee's restaurants, beginning of period	2,033	2,017	2,011

Franchise restaurants opened:
Domestic	19	27	29
International	10	17	7
Total franchise restaurants opened	29	44	36
Franchise restaurants closed:
Domestic	(39)	(19)	(20)
International	(7)	(9)	(10)
Total franchise restaurants closed	(46)	(28)	(30)
Net franchise restaurant (reduction) development	(17)	16	6
Refranchised from Company restaurants	—	23	—
Net franchise restaurant (decrease) increase	(17)	39	6

Summary - end of period:
Franchise	2,016	2,033	1,994
Company restaurants	—	—	23
Total Applebee's restaurants, end of period	2,016	2,033	2,017
Change over prior year	(0.8)%	0.8%	0.3%

	Year Ended December 31,
	2016	2015	2014
IHOP Restaurant Development Activity

Summary - beginning of period:
Franchise	1,507	1,472	1,439
Area license	165	167	168
Company	11	11	13
Total IHOP restaurants, beginning of period	1,683	1,650	1,620

Franchise/area license restaurants opened:
Domestic franchise	43	44	34
Domestic area license	3	3	4
International franchise	20	8	18
International area license	—	—	—
Total franchise/area license restaurants opened	66	55	56
Franchise/area license restaurants closed:
Domestic franchise	(12)	(17)	(19)
Domestic area license	(1)	(5)	(4)
International franchise	(3)	—	(2)
International area license	—	—	(1)
Total franchise/area license restaurants closed	(16)	(22)	(26)
Net franchise/area license restaurant development	50	33	30
Refranchised from Company restaurants	1	3	4
Franchise restaurants reacquired by the Company	—	(3)	(2)
Net franchise/area license restaurant additions	51	33	32

Summary - end of period:
Franchise	1,556	1,507	1,472
Area license	167	165	167
Company	10	11	11
Total IHOP restaurants, end of period	1,733	1,683	1,650
Change over prior year	3.0%	2.0%	1.9%
During 2017, we expect Applebee's franchisees to develop between 20 and 30 new restaurants globally, the majority of which are expected to be international openings. IHOP franchisees are projected to develop between 75 and 90 new IHOP restaurants globally, the majority of which are expected to be domestic openings. We anticipate the closing of between 40 to 60 Applebee's restaurants in 2017 as part of a detailed system-wide analysis to optimize the health of the franchisee system. We believe closures of IHOP restaurants from natural attrition in 2017 will be in a range similar to that experienced over the past several years.
The actual number of openings may differ from both our expectations and development commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors, including economic conditions and franchisee noncompliance with development agreements. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays, difficulties in obtaining timely regulatory approvals and the impact of currency fluctuations on our international franchisees. The actual number of closures also may differ from our expectations. Our franchisees are independent businesses and decisions to close restaurants can be impacted by numerous factors in addition to changes in Applebee's domestic same-restaurant sales that are outside of our control, including but not limited to, franchisees' agreements with landlords and lenders.
Domestic Same-restaurant Sales
The following table sets forth for each of the past three years the number of “Effective Restaurants” in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior two years. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company and, as such, the percentage changes in sales presented below are based on non-GAAP sales data. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

Applebee's Restaurant Data	Year Ended December 31,
Effective Restaurants:(a)	2016	2015	2014
Franchise	2,027	2,004	1,986
Company	—	13	23
Total	2,027	2,017	2,009
System-wide:(b)
Domestic sales percentage change(c)	(6.8)%	3.4%	1.3%
Domestic same-restaurant sales percentage change(d)	(5.0)%	0.2%	1.1%
Franchise:(b)(e)
Domestic sales percentage change(c)	(6.2)%	3.9%	1.4%
Domestic same-restaurant sales percentage change(d)	(5.0)%	0.2%	1.1%
Domestic average weekly unit sales (in thousands)	$45.3	$47.8	$47.4

IHOP Restaurant Data
Effective Restaurants:(a)
Franchise	1,517	1,481	1,454
Area license	166	166	167
Company	10	12	11
Total	1,693	1,659	1,632
System-wide:(b)
Sales percentage change(c)	(0.3)%	8.1%	6.6%
Domestic same-restaurant sales percentage change(d)	(0.1)%	4.5%	3.9%
Franchise:(b)
Sales percentage change(c)	(0.3)%	8.2%	6.7%
Domestic same-restaurant sales percentage change(d)	(0.1)%	4.5%	3.9%
Average weekly unit sales (in thousands)	$37.3	$37.6	$36.0
Area License:(b)
IHOP sales percentage change(c)	0.6%	5.9%	6.3%
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

(b)
“System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase in franchisees' reported sales will result in a corresponding increase in our royalty revenue, while a decrease in franchisees' reported sales will result in a corresponding decrease in our royalty revenue. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
Reported sales (unaudited)	2016	2015	2014
	(In millions)
Applebee's domestic franchise restaurant sales	$4,418.6	$4,711.9	$4,535.1
IHOP franchise restaurant sales	2,939.9	2,948.3	2,725.7
IHOP area license restaurant sales	282.5	280.9	265.2
Total	$7,641.0	$7,941.1	$7,526.0

(c)
“Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category. The sales percentage change for the year ended December 31, 2015 was impacted by a 53rd calendar week in fiscal year 2015.

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

(e)	The 2015 sales percentage change was impacted by the refranchising of 23 Applebee's company-operated restaurants during 2015.

Domestic Same-restaurant Sales Trends
 Applebee’s domestic system-wide same-restaurant sales decreased 7.2% for the three months ended December 31, 2016 from the same period in 2015. The decrease in the fourth quarter of 2016 was primarily due to a decline in customer traffic that was slightly offset by an increase in average customer check. Applebee's customer traffic has declined for eight consecutive quarters, with the decline growing progressively larger from the first quarter of 2015 to the fourth quarter of 2016. We believe the continued decline of guest traffic in 2016 was due in part to changes in consumer preferences that have adversely impacted the overall casual dining segment of the restaurant industry and due in part to initiatives we implemented during 2016 that did not drive repeat traffic as expected. For the full year ended December 31, 2016, Applebee’s domestic system-wide same-restaurant sales decreased 5.0%. The decrease for the full year 2016 was due to a decrease in customer traffic that was partially offset by an increase in average customer check.

Applebee's performance for both the fourth quarter and full year of 2016 lagged that of the casual dining segment of the restaurant industry. Based on data from Black Box, the casual dining segment of the restaurant industry also experienced a decrease in same-restaurant sales during the fourth quarter and full year of 2016 due to decreases in customer traffic that were partially offset by increases in average customer check. However, the casual dining segment decreases in customer traffic as reported by Black Box were smaller than the Applebee's decreases in customer traffic and the casual dining segment increases in average customer check as reported by Black Box were larger than Applebee's increases in average customer check.

IHOP’s domestic system-wide same-restaurant sales decreased 2.1% for the three months ended December 31, 2016. The decline in the fourth quarter of 2016 was due to decrease in customer traffic partially offset by an increase in average customer check. IHOP customer traffic has declined for five consecutive quarters, with the decline growing progressively larger since the first quarter of 2016. For the full year ended December 31, 2016, IHOP's domestic system-wide same-restaurant sales decreased 0.1%. The decrease for the full year 2016 was due to a decrease in customer traffic that was substantially offset by an increase in average customer check. We believe the slight decline in IHOP's domestic system-wide same-restaurant sales for the full year 2016 was due in part to comparison against a 4.5% increase in 2015 that was IHOP's highest annual increase since 2004. IHOP's two-year increase of 4.3% in domestic same-restaurant sales exceeded that of the family dining segment over the same two-year period, as reported by Black Box.

IHOP's performance for both the fourth quarter and full year of 2016 lagged that of the family dining segment of the restaurant industry which experienced an increase in same-restaurant sales for both the fourth quarter and full year of 2016. Based on data from Black Box, during both the fourth quarter and the full year of 2016, the family dining segment had an increase in customer check that was larger than IHOP's increase in customer check, partially offset by a decrease in customer traffic that was smaller than IHOP's decrease in customer traffic.
In the short term, a decline in customer traffic may be offset by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition, due to, among other things, reduced royalty revenues, higher bad debt expense resulting from the failure or inability of franchisees to pay amounts owed to us when due, and a possible decline in the number of franchise restaurants because of reduced restaurant development or restaurant closures.
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

Results of Operations - Fiscal 2016, 2015 and 2014
Events Impacting Comparability of Financial Information
53rd week in Fiscal 2015

Our fiscal year ends on the Sunday nearest to December 31 of each year. Every five or six years, our fiscal year contains 53 calendar weeks. Our 2015 fiscal year contained 53 calendar weeks, whereas fiscal 2016 and 2014 each contained 52 calendar weeks. The estimated impact of the 53rd week on fiscal 2015 results of operations was an increase in revenue of $13.8 million, an increase in gross profit of $9.4 million, an increase in income before income taxes of $6.8 million and an increase in cash from operating activities of approximately $6 million. The amounts represent unfavorable variances in the respective line items in comparing 2016 amounts with 2015 amounts and favorable variances in comparing 2015 amounts with 2014 amounts.
Refranchising of 23 Applebee's Company-operated Restaurants

In July 2015, we completed the refranchising and sale of related restaurant assets of 23 Applebee’s company-operated restaurants in the Kansas City, Missouri market area. We received proceeds of $9 million and recognized a gain of approximately $2 million on the transaction in 2015. As the result of this transaction, we only recognized royalty revenues from these 23 restaurants in 2016. In 2015 we recognized restaurant revenues and operating costs prior to the refranchising and royalty revenues thereafter; we recognized restaurant revenues and operating costs for the entire year in 2014, as follows:

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2016		2015		2014
	(In millions)
Company restaurant revenue	$—	$(27.5)	$27.5	$(18.8)	$46.3
Royalty revenue	1.7	0.9	0.8	0.8	—
Total revenue impact	1.7	(26.6)	28.3	(18.0)	46.3
Operating costs	—	26.0	26.0	19.0	45.0
Gross profit impact	$1.7	$(0.6)	$2.3	$1.0	$1.3

Consolidation of Kansas City Restaurant Support Center

In September 2015, we announced a strategic decision to consolidate many core Applebee's restaurant and franchisee support functions at our Glendale, California headquarters. This action was completed in 2016. We incurred the following costs related to the consolidation in 2016 and 2015:

	Year ended December 31,		Cumulative Costs
	2016	2015
	(In millions)
Termination benefits and other personnel-related costs	$3.1	$4.9	$8.0
Facility costs:
Lease termination costs	2.9	—	2.9
Depreciation	0.2	1.0	1.2
Total facility costs	3.1	1.0	4.1
Total consolidation costs	$6.2	$5.9	$12.1

Termination benefits, other personnel-related costs and depreciation costs related to the consolidation were included in G&A expenses in the Consolidated Statement of Comprehensive Income, while the lease termination costs were included in Closure and Impairment charges.

Adjustment to Deferred Tax Liabilities

As a result of the consolidation action discussed above, our estimated state tax rate that will be effective when temporary book/tax differences are realized in the future will be lower than the effective state tax rate that was used to record net deferred tax liabilities when the temporary book/tax differences arose. Primarily because of this lower rate, we reduced deferred tax liabilities and our 2016 income tax provision by approximately $1.7 million. This change lowered our combined effective tax rate for the year ended December 31, 2016 from what would have been 37.1%, without the adjustment, to 36.0%.

Contributions to IHOP National Advertising Fund

During 2014, the Company and franchisees whose restaurants contribute a large majority of total annual contributions to the IHOP national advertising fund (the “IHOP NAF”) entered into an amendment to their franchise agreements that increased the advertising contribution percentage of those restaurants' gross sales. Pursuant to the amendment, for the period from June 30, 2014 to December 31, 2014, 2.74% of each participating restaurant's gross sales was contributed to the IHOP NAF and 0.76% was contributed to local advertising cooperatives. For the period from January 1, 2015 to December 31, 2017, 3.50% of each participating restaurant's gross sales will be contributed to the IHOP NAF with no significant contribution to local advertising cooperatives. The amended advertising contribution percentage is also applicable to IHOP company-operated restaurants. This change increased total franchise revenue and expense by $10.4 million, $10.5 million and $5.9 million in 2016, 2015 and 2014, respectively, as the result of the amendment. In 2016, we and franchisees whose restaurants contribute a large majority of total annual contributions to the IHOP NAF extended this additional contribution through 2022.

Refinancing of Long-term Debt

In the fourth quarter of 2014, we extinguished $1.225 billion principal amount of long-term debt that bore interest at a weighted average rate of approximately 7.3% and issued $1.3 billion principal amount of new long-term debt bearing interest at a fixed rate of 4.277%. As a result, our interest expense in 2016 and 2015 was significantly lower than it was in 2014. We recognized a loss on extinguishment of debt of $64.9 million in 2014, and as a result, our net income and net income per diluted share were significantly lower in 2014 compared to both 2016 and 2015.

Financial Review

		Variance (1)	2015			Variance (1)
Revenue	2016		52 weeks	53rd week	Total		2014
	(In millions)
Franchise operations	$484.4	$0.4	$484.0	$10.7	$494.7	$27.9	$456.1
Rental operations	123.0	(2.2)	125.2	2.5	127.7	2.3	122.9
Company restaurant operations	17.4	(30.1)	47.5	0.4	47.9	(15.0)	62.5
Financing operations	9.2	(1.4)	10.6	0.2	10.8	(2.9)	13.5
Total revenue	$634.0	$(33.3)	$667.3	$13.8	$681.1	$12.3	$655.0
Change vs. prior year (1)	(5.0)%		1.9%				2.3%
_______________________________________________________________________________________
(1) Favorable (unfavorable) variance in comparing 2016 and 2014 results with 2015 results that exclude the 53rd calendar week of 2015.

Our 2016 total revenue declined $47.1 million compared to 2015, of which $13.8 million was due to a 53rd calendar week in 2015. Other components of the total change are as follows:

•	Company restaurant revenue declined primarily due to the refranchising of 23 Applebee's restaurants as noted under “Events Impacting Comparability of Financial Information.”

•	Rental and financing revenues decreased primarily due to the progressive decline in interest income as financed receivables are repaid.

•
Increased franchise revenues due to IHOP restaurant development and sales of pancake and waffle dry mix were offset by a decrease in Applebee's franchise royalties primarily due to a 5.0% decline in same-restaurant sales and to lower franchise, extension and termination fees from both brands.

Our 2015 revenue increased $26.1 million over 2014, of which $13.8 million was due to the 53rd calendar week in fiscal 2015. Other components of the total change are as follows:

•
Franchise revenues improved due to an increase in contributions to the IHOP NAF by the large majority of IHOP franchisees, the impact of a 4.5% increase in IHOP domestic franchise same-restaurant sales on franchise royalties, and new restaurant development by franchisees of both brands.

•	Company-operated restaurant revenue declined primarily due to the refranchising of 23 Applebee's company-operated restaurants noted above.

•
Rental revenue increased due to an increase in rental income based on a percentage of franchisees' retail sales and a decrease in write-offs of deferred lease revenue associated with lease agreements that were prematurely terminated, partially offset by the progressive decline in interest income as financed receivables are repaid.

•
Financing revenue declined primarily due to the progressive decline in interest income as financed receivables are repaid and a $1.4 million lease termination payment received in 2014 that did not recur in 2015.

		Variance (1)	2015			Variance (1)
Gross Profit (Loss)	2016		52 weeks	53rd week	Total		2014
	(In millions)
Franchise operations	$339.7	$(8.2)	$347.9	$7.8	$355.7	$13.6	$334.3
Rental operations	31.5	(0.3)	31.8	1.3	33.1	3.5	28.3
Company restaurant operations	(0.8)	(0.6)	(0.2)	0.1	(0.1)	0.0	(0.2)
Financing operations	9.0	(1.1)	10.1	0.2	10.3	(2.6)	12.7
Total gross profit	$379.4	$(10.2)	$389.6	$9.4	$399.0	$14.5	$375.1
Change vs. prior year (1)	(2.6)%		3.9%				1.5%
__________________________________________________________________________________________________
(1) Favorable (unfavorable) variance in comparing 2016 and 2014 results with 2015 results that exclude the 53rd calendar week of 2015.

Our 2016 gross profit decreased $19.6 million compared to 2015, of which $9.4 million was due to a 53rd calendar week in 2015. Other components of the total change are as follows:

•
Franchise gross profit declined primarily due to a 5.0% decrease in Applebee's domestic franchise same-restaurant sales as well as lower franchise, extension and termination fees from both brands. These unfavorable items were partially offset by IHOP restaurant development and favorability in pancake and waffle dry mix.

•	Rental and financing gross profit was adversely impacted by the progressive decline in interest income as financed receivables are repaid.

•	Company-operated restaurant gross profit declined primarily due to the refranchising of 23 Applebee's company-operated restaurants noted above.

Our 2015 gross profit increased $23.9 million compared to 2014, of which $9.4 million was due to a 53rd calendar week in 2015. Other components of the total change are as follows:

•
Franchise gross profit improved primarily due to a 4.5% increase in IHOP's domestic franchise same-restaurant sales, franchise restaurant development by both brands, higher franchise, extension and termination fees and favorability in pancake and waffle dry mix.

•
Rental gross profit increased because of the favorable impact of the 4.5% increase in IHOP's domestic franchise same-restaurant sales on rental income based on a percentage of franchisees' retail sales as well as a decrease in write-offs of deferred lease revenue associated with lease agreements that were prematurely terminated. This was partially offset by the progressive decline in interest income as financed receivables are repaid.

•
Financing gross profit was adversely impacted by the progressive decline in interest income as financed receivables are repaid and a $1.4 million lease termination payment received in 2014 that did not recur in 2015.

Franchise Operations

Effective Franchise Restaurants:(1)		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2016		2015		2014
Applebee’s	2,027	23	2,004	18	1,986
IHOP	1,683	36	1,647	26	1,621

		Variance (2)	2015			Variance (2)
	2016		52 weeks	53rd week	Total		2014
	(In millions)
Franchise revenues:
Applebee's	$188.3	$(9.7)	$198.0	$4.3	$202.3	$2.4	195.6
IHOP	184.8	4.4	180.4	3.9	184.3	10.2	170.2
Advertising	111.3	5.7	105.6	2.5	108.1	15.3	90.3
Total franchise revenues	484.4	0.4	484.0	10.7	494.7	27.9	456.1

Franchise Expenses:
Applebee’s	10.2	(4.6)	5.6	—	5.6	(0.3)	5.3
IHOP	23.2	1.7	24.9	0.4	25.3	1.3	26.2
Advertising	111.3	(5.7)	105.6	2.5	108.1	(15.3)	90.3
Total franchise expenses	144.6	(8.6)	136.1	2.9	139.0	(14.3)	121.8

Franchise Segment Profit:
Applebee’s	178.2	(14.3)	192.4	4.3	196.7	2.1	190.3
IHOP	161.6	6.1	155.5	3.5	159.0	11.5	144.0
Total franchise segment profit	$339.7	$(8.2)	$347.9	$7.8	$355.7	$13.6	$334.3
Gross profit as % revenue	70.1%				71.9%		73.3%
_________________________________________________________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise restaurants open in a given fiscal period, adjusted to account for franchise restaurants open for only a portion of the period.
(2) Favorable (unfavorable) variance in comparing 2016 and 2014 results with 2015 results that exclude the 53rd calendar week of 2015.

Our 2016 total franchise revenue declined $10.3 million compared to 2015, of which $10.7 million was due to a 53rd calendar week in 2015. Other components of the total change are as follows:

•
Applebee's franchise revenue decreased approximately $8 million due to a 5.0% decrease in Applebee's domestic same-restaurant sales. Lower franchise termination and transfer fees and an increase in the amount of royalties we are not recognizing until received in cash also contributed to the decrease. These unfavorable items were partially offset by an increase of approximately $0.9 million in royalty revenues from the 23 refranchised restaurants discussed above.

•
IHOP franchise revenues improved due to increases in effective franchise restaurants over the past two years due to franchisee development and an increase in sales of pancake and waffle dry mix. These favorable items were primarily offset by a $1.4 million decrease in franchise termination, transfer and extension fees. The 0.1% decrease in IHOP's domestic same-restaurant sales did not have a significant impact on the change in 2016 IHOP franchise revenues compared to 2015.

•	Advertising revenues increased due to the IHOP restaurant development noted above and an increase in the number of international restaurants of both brands participating in advertising funds.

Our 2016 total franchise expenses increased $5.6 million compared to 2015, which included $2.9 million of favorability because of a 53rd calendar week in 2015. Other components of the total change are as follows:

•
Applebee's franchise expenses increased primarily because of a $2.5 million franchisor contribution to the Applebee's national advertising fund for marketing-related initiatives and a $1.4 million increase in bad debt expense.

•	IHOP franchise expenses improved due to favorability in pancake and dry mix purchases.

•	Advertising expenses increased concurrently with the increase in advertising revenues.

Our 2015 total franchise revenue increased $38.6 million compared to 2014, of which $10.7 million was due to a 53rd calendar week in 2015. Other components of the total change are as follows:

•
Applebee's franchise revenue improved because of new restaurant development, five months of royalty revenues from the 23 refranchised restaurants discussed above and higher franchise, termination and transfer fees. These favorable items were partially offset by the unfavorable impact of a strong U.S. dollar on royalty revenues from international franchise restaurants of approximately $0.9 million.

•
IHOP franchise revenues improved primarily due to a $5.3 million increase in royalties because of a 4.5% increase in IHOP same-restaurant sales, a $1.6 million increase from franchisee restaurant development, a $1.3 million increase in franchise termination, transfer and extension fees and a $1.2 million increase in sales of pancake and waffle dry mix. These favorable items were partially offset by the unfavorable impact of a strong U.S. dollar on royalty revenues from international franchise restaurants of approximately $0.6 million.

•
Advertising revenues increased due to $10.5 million of increased contributions to the IHOP NAF by the large majority of IHOP franchisees as discussed under “Events Impacting Comparability of Financial Information - Contributions to IHOP National Advertising Fund” and $4.8 million due to the increases in domestic franchise same-restaurant sales and restaurant development that also impacted IHOP franchise revenue.

Our 2015 total franchise expenses increased $17.2 million compared to 2014, of which $2.9 million was due to a 53rd calendar week in 2015. Other components of the total change are as follows:

•	IHOP franchise expenses improved primarily due to decreases in other franchise operating costs.

•	Advertising expenses increased concurrently with the increase in advertising revenues.
Advertising contributions designated for IHOP’s national advertising fund and local marketing and advertising cooperatives, as well as advertising contributions from international franchise restaurants of both brands, are recognized as revenue and expense of franchise operations. However, because we have less contractual control over Applebee’s domestic advertising expenditures, Applebee's domestic national advertising fund activity is not recognized as franchise revenue and expense.
Gross profit as a percentage of revenue declined in 2016 compared to 2015 primarily because of the increase in Applebee's franchise expenses as well as the increases in advertising revenue which generated no incremental gross profit, partially offset by favorability in pancake and waffle dry mix margin. Gross profit as a percentage of revenue declined in 2015 compared to 2014 primarily because of the significant increase in advertising revenue which generated no incremental gross profit.

Rental Operations		Variance (1)	2015			Variance (1)
	2016		52 weeks	53rd week	Total		2014
	(In millions)
Rental revenues	$123.0	$(2.2)	$125.2	$2.5	$127.7	$2.3	$122.9
Rental expenses	91.5	(1.9)	93.4	1.2	94.6	(1.2)	94.6
Rental operations segment profit	$31.5	$(0.3)	$31.8	$1.3	$33.1	$3.5	$28.3
Gross profit as % revenue	25.6%				25.9%		23.0%
_________________________________________________________________________________________________
(1) Favorable (unfavorable) variance in comparing 2016 and 2014 results with 2015 results that exclude the 53rd calendar week of 2015.

Rental operations relate primarily to IHOP franchise restaurants that were developed under the Previous IHOP Business Model described under Item 1. - Business. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on certain franchise restaurants.

Rental revenue declined $4.7 million in 2016 compared to 2015, of which $2.5 million was due to a 53rd calendar week in 2015 and $1.3 million was due to the expected progressive decline as direct financing leases are repaid. There was also a decrease in rental income based on a percentage of franchisees' retail sales. Rental revenue improved $4.8 million in 2015 compared to 2014, of which $2.5 million was due a 53rd calendar week in 2015. There was also an increase in rental income based on a percentage of franchisees' retail sales and a decrease in write-offs of deferred lease revenue associated with lease agreements that were prematurely terminated. These favorable items were partially offset by a decline of $1.1 million in interest income as direct financing leases are repaid.

Rental expenses decreased $3.1 million in 2016 compared to 2015 due primarily to a $1.7 million decline in interest expense as capital lease obligations are repaid and additional expenses of $1.2 million due to the 53rd week of 2015. Rental expenses were the same in 2015 compared to 2014 as additional rental expenses of $1.2 million due to the 53rd calendar week in 2015 were offset by a similar decline in interest expense as capital lease obligations are repaid.
Rental segment profit as a percentage of revenue was essentially the same in 2016 as in 2015, while the increase in 2015 compared to 2014 was primarily due to an increase in rental income based on a percentage of franchisees' retail sales and a decrease in write-offs of deferred lease revenue associated with early lease terminations.

Company Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2016		2015		2014
	(In millions, except number of restaurants)
Effective Company Restaurants:(1)
Applebee’s	—	(13)	13	(10)	23
IHOP	10	(2)	12	1	11

Company restaurant sales	$17.4	$(30.5)	$47.9	$(14.6)	$62.5
Company restaurant expenses	18.2	29.8	48.0	14.7	62.7
Company restaurant segment (loss) profit	$(0.8)	$(0.8)	$(0.1)	$0.1	$(0.2)
Gross profit as % revenue	(4.9)%		(0.2)%		(0.2)%
___________________________________________________________________________________________________
(1) Effective Company Restaurants are the weighted average number of company-operated restaurants open in a given fiscal period, adjusted to account for company-operated restaurants open for only a portion of the period.

We operated 10 IHOP restaurants in the Cincinnati, Ohio market area during 2016, 2015 and 2014. We also operated 23 Applebee's restaurants in the Kansas City, Missouri market area for seven months in 2015 and all of 2014. Additionally, from time to time, we may also operate IHOP restaurants reacquired from franchisees on a temporary basis until those restaurants are refranchised. There were no IHOP restaurants under temporary operation at December 31, 2016.

The 53rd calendar week in 2015 did not have a significant impact on the comparisons of restaurant sales, expenses and gross profit between the three years presented above. All significant variances in restaurant sales, expenses and gross profit between the three years are due to the July 2015 refranchising of Applebee's restaurants described under “Events Impacting Comparability of Financial Information.”

Financing Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2016		2015		2014
	(In millions)
Financing revenues	$9.2	$(1.6)	$10.8	$(2.7)	$13.5
Financing expenses	0.2	0.3	0.5	0.3	0.8
Financing operations segment profit	$9.0	$(1.3)	$10.3	$(2.4)	$12.7
Gross profit as % revenue	98.3%		95.2%		93.9%

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

The 53rd calendar week in 2015 did not have a significant impact on the comparisons of financing revenues, expenses and gross profit between the three years presented above.

There is a progressive decline in interest income from the financing of franchise fees and equipment leases as note balances are repaid. Interest income decreased by $1.1 million between 2016 and 2015 and by $0.9 million between 2015 and 2014. Additionally, we received fees of $1.4 million associated with the negotiated early termination of two leases in 2014. Early lease terminations such as these occur relatively infrequently and did not occur in 2016 or 2015. The remaining minor variances in financing revenues and expenses are due to changes in sales and cost of sales of equipment associated with reacquired IHOP franchise restaurants subsequently refranchised to new franchisees. Sales of equipment associated with reacquired IHOP restaurants are, by nature, unpredictable and variable in any given year.

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
General and Administrative Expenses	2016		2015		2014
	(In millions)
	$148.9	$6.5	$155.4	$(9.5)	$145.9

G&A expenses decreased in 2016 compared to 2015, of which $1.5 million was due to additional expenses in the 53rd week of 2015, primarily salaries, benefits and depreciation. In addition, personnel-related costs decreased $6.7 million, occupancy costs declined $1.6 million, and consumer research costs were $0.7 million lower. These favorable items were offset by higher costs of $3.0 million for professional services and $1.0 million for franchisee conferences. The decrease in personnel-related costs is due primarily to lower incentive compensation costs of $7.2 million and lower costs of $1.8 million related to the consolidation action described under “Events Impacting Comparability of Financial Information - Consolidation of Kansas City Restaurant Support Center,” partially offset by higher full-year costs of stock-based compensation, salary and benefits for several senior management positions that were filled during 2015. The decrease in occupancy costs was primarily due to the consolidation of the Kansas City restaurant support center.

G&A expenses increased in 2015 compared to 2014, primarily due to $5.9 million of expenses related to the consolidation of the Kansas City restaurant support center noted above and $1.5 million due to additional expenses in the 53rd week in 2015. In addition, costs of professional services increased $2.3 million and certain payroll tax credits declined $1.3 million. Salary and benefits costs increased because several executive management positions were filled in 2015, but this was offset by the impact of a relative decrease in the per share price of our common stock on certain long-term incentive compensation awards.

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
Interest Expense	2016		2015		2014
	(In millions)
	$61.5	$1.8	$63.3	$33.3	$96.6

The decrease in interest expense in 2016 compared to 2015 was primarily due to $1.2 million of additional expense included in 2015 because of the 53rd week. Interest expense decreased significantly in 2015 compared to 2014 due to the refinancing of debt described under “Events Impacting Comparability of Financial Information.”

Other Income and Expense Items		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2016		2015		2014
	(In millions)
Loss on extinguishment of debt	$—	$—	$—	$64.9	$64.9
Amortization of intangible assets	10.0	0.0	10.0	2.1	12.1
Closure and impairment charges	5.1	(2.5)	2.6	1.1	3.7
Loss (gain) on disposition of assets	0.8	(1.7)	(0.9)	1.2	0.3
Total	$15.9	$(4.2)	$11.7	$69.3	$81.0

Loss on Extinguishment of Debt

See “Events Impacting Comparability of Financial Information - Refinancing of Long-term Debt.”

Amortization of Intangible Assets

Amortization of intangible assets relates to intangible assets arising from the November 2007 acquisition of Applebee's, primarily franchising rights, recipes and menus. The intangible asset related to recipes and menus became fully amortized in November 2014, resulting in the decline in amortization in 2015 compared to 2014.

Closure and Impairment Charges		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2016		2015		2014
	(In millions)
Kansas City lease exit costs	$2.9	$(2.9)	$—	$—	$—
Closure charges	1.2	0.2	1.4	0.7	2.1
Long-lived tangible asset impairment	1.0	0.2	1.2	0.4	1.6
Total closure and impairment charges	$5.1	$(2.5)	2.6	$1.1	3.7

Kansas City Lease Exit Costs

The Company incurred costs of $2.9 million for the year ended December 31, 2016 to exit a facility in connection with the consolidation action described under “Events Impacting Comparability of Financial Information - Consolidation of Kansas City Restaurant Support Center.” Of that total, $2.5 million related to the termination of our involvement in a lease covering two floors of the facility and $0.4 million was accrued as the present value of future lease payments, net of assumed sublease rentals, of a portion of one floor of the facility.

Closure Charges
Approximately $0.7 million of closure charges for the year ended December 31, 2016 related to one IHOP franchise restaurant and one Applebee's restaurant closed during 2016, with the remainder related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2016. The substantial majority of closure charges for the year ended December 31, 2015 related to two IHOP franchise restaurants closed during 2015, partially offset by minor adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2015. Approximately $1.0 million of the closure charges for the December 31, 2014 related to IHOP restaurants closed during 2014, with the remainder primarily related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2014.
Long-lived Tangible Asset Impairment
Long-lived tangible asset impairment charges for the year ended December 31, 2016 comprised a charge of $0.6 million for one IHOP company-operated restaurant and charges totaling $0.4 million of individually insignificant charges at eight IHOP company-operated restaurants. Long-lived tangible asset impairment charges for the year ended December 31, 2015 primarily related to $1.1 million of individually insignificant charges at eight IHOP company-operated restaurants and four Applebee's company-operated restaurants. Long-lived tangible asset impairment charges for the year ended December 31, 2014 related primarily to two IHOP company-operated restaurants in the Cincinnati, Ohio area. The Company evaluated the causal factors of all impairments of long-lived assets as they were recorded in each year and concluded they were based on factors specific to each asset and not potential indicators of an impairment of other long-lived assets.

See “Critical Accounting Policies and Estimates - Goodwill and Intangibles” for a description of our policy with respect to the review for impairments of goodwill and indefinite life intangible assets. In carrying out that policy, we noted no indicators of impairment on an interim basis and no impairments as the result of performing our annual tests for impairment during fiscal 2016, 2015 and 2014. See “Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results.”

Gain or Loss on Disposition of Assets

As discussed under “Events Impacting Comparability of Financial Information,” we recognized a gain of $2 million from the refranchising and sale of related restaurant assets of 23 Applebee's company-operated restaurants in 2015. There were no other individually significant gains or losses on dispositions of assets during fiscal 2016, 2015 and 2014.

Income Tax Provision		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2016		2015		2014
	(In millions)
Provision for income taxes	$55.1	$8.6	$63.7	$(48.6)	$15.1
Effective tax rate	36.0%	1.8%	37.8%	(8.5)%	29.3%
The income tax provision will vary from period to period for two primary reasons: a change in pretax book income and a change in the effective tax rate. Changes in our pretax book income between 2016 and 2015 and between 2015 and 2014 are addressed in the preceding sections of “Results of Operations - Fiscal 2016, 2015 and 2014.”
The 2016 effective tax rate of 36.0% applied to pretax book income was higher than the statutory Federal tax rate of 35% primarily due to state and local income taxes, offset by applying a lower state tax rate to the deferred tax balances (See Note 15 of the Notes to Consolidated Financial Statements).

The 2015 effective tax rate of 37.8% applied to pretax book income was higher than the statutory Federal tax rate of 35% primarily due to state and local income taxes.

The 2014 effective tax rate of 29.3% applied to pretax book income was lower than the statutory Federal tax rate of 35% primarily due to the Company’s retroactive adoption in 2014 of the domestic production activity deduction and the federal research and experimentation credit. Our 2014 effective tax rate was reduced by 6.6% because of domestic production activity deductions and research and experimentation credits generated from tax years prior to 2014 (See Note 15 of the Notes to Consolidated Financial Statements).

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of December 31, 2016, 2015 and 2014, we determined that, based on available evidence, no change to the valuation allowance against deferred tax assets was warranted.

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

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is our indebtedness divided by adjusted EBITDA for the four preceding quarterly periods. The complete definitions of all calculation elements of the leverage ratio are contained in the Base Indenture filed as Exhibit 4.1 to our Form 8-K filed with the SEC on October 3, 2014 (“Base Indenture”). As of December 31, 2015, our leverage ratio was 4.62x (See Exhibit 12.1); accordingly, no principal payment on the Class A-2 Notes was required.

We may voluntarily repay the Class A-2 Notes at any time; however, if we voluntarily repay the Class A-2 Notes prior to September 2018 we would be required to pay a make-whole premium. We would also be subject to a make-whole premium in the event of a mandatory prepayment occurring prior to September 2018 following a Rapid Amortization Event or certain asset dispositions. The make-whole premium requirements are considered derivatives embedded in the Class A-2 Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial of December 31, 2016, based on the probability-weighted discounted cash flows associated with either event.

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

The Variable Funding Notes were undrawn upon issuance on September 30, 2014 and we have not drawn on them since issuance. At December 31, 2016, approximately $5.0 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $95.0 million of Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

Covenants and Restrictions

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities to maintain the stated debt service coverage (“DSCR”) ratio, the sum of domestic retail sales for all restaurants being below $3.5 billion on quarterly measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Notes on the Class A-2 Anticipated Repayment Date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure of the Securitization Entities to maintain the stated debt service coverage ratio, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

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

Our DSCR for the reporting period ended December 31, 2016 was 5.12x (see Exhibit 12.1).
Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our Variable Funding Notes will be adequate to meet our liquidity needs during 2017.
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

Cash Flows		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2016		2015		2014
	(In millions)
Net cash provided by operating activities	$118.1	$(17.4)	$135.5	$17.0	$118.5
Net cash provided by investing activities	12.5	(12.7)	25.2	14.6	10.6
Net cash used in financing activities	(134.9)	(15.0)	(119.9)	11.2	(131.1)
Net (decrease) increase in cash and cash equivalents	$(4.3)	$(45.1)	$40.8	$42.8	$(2.0)
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
Cash provided by operating activities decreased $17.4 million in 2016 compared to 2015. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, deferred taxes and stock-based compensation) was essentially unchanged from 2015. However, net changes in working capital used cash of $12.4 million during 2016 as opposed to providing cash of $4.3 million during 2015. This unfavorable change of $16.8 million primarily resulted from two items unique to 2015 that did not recur in 2016: an increase in collections of gift card receivables due to the 53rd calendar week in fiscal 2015, partially offset by a $10.4 million reduction of interest payable because of payment of an additional two months of interest in 2015 due to our 2014 refinancing of debt.

Cash provided by operating activities increased $17.0 million in 2015 compared to 2014. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily loss on extinguishment of debt, depreciation, deferred taxes and stock-based compensation) increased by $6.9 million compared to 2014. The primary reasons for the increase were lower interest expense and an increase in gross profit, partially offset by an increase in G&A expenses and a higher effective tax rate. Net changes in working capital provided cash of $4.3 million during 2015 compared to using cash of $8.2 million during 2014. This favorable change of $12.5 million primarily resulted from an increase in collections of gift card receivables due to the 53rd calendar week in fiscal 2015, partially offset by a $10.4 million reduction of interest payable.

Investing Activities

Net cash provided by investing activities in 2016 was primarily attributable to $18.7 million of principal receipts from notes, equipment contracts and other long-term receivables partially offset by $5.6 million of capital expenditures. We expect capital expenditures to be approximately $12 million in fiscal 2017.

Net cash provided by investing activities in 2015 was primarily attributable to $21.3 million of principal receipts from notes, equipment contracts and other long-term receivables and proceeds from asset sales of $10.8 million, partially offset by $6.6 million of capital expenditures.

The following table represents the timing of principal receipts on various long-term receivables due from our franchisees as of December 31, 2016:

	Principal Receipts Due By Period
	2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Equipment leases(1)	$7.9	$8.2	$8.5	$14.1	$8.9	$39.6	$87.2
Direct financing leases(2)	9.9	10.8	11.2	11.2	9.6	12.9	65.6
Franchise notes(3)	0.1	0.1	0.1	—	—	0.1	0.4
Total	$17.9	$19.1	$19.8	$25.3	$18.5	$52.6	$153.2
________________________________________________

(1)	Equipment lease receivables extend through the year 2029.

(2)	Direct financing lease receivables extend through the year 2036.

(3)	Franchise note receivables extend through the year 2024.
Financing Activities
Financing activities used net cash of $134.9 million during 2016. The primary uses of cash in financing activities consisted of repurchases of our common stock totaling $55.3 million, cash dividends paid to stockholders totaling $67.4 million, repayments of capital lease and financing obligations of $14.0 million and a net cash outflow of $0.4 million related to equity awards. Cash provided by financing activities comprised a change in restricted cash of $2.3 million.

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

Adjusted Free Cash Flow

We define “adjusted free cash flow” for a given period as cash provided by operating activities, plus receipts from notes and equipment contract receivables, less additions to property and equipment. Management uses this liquidity measure in its periodic assessments of, among other things, the amount of cash dividends per share of common stock and repurchases of common stock and we believe it is important for investors to have the same measure used by management for that purpose. Adjusted free cash flow does not represent residual cash flow available for discretionary purposes.

Adjusted free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to adjusted free cash flow is as follows:

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2016		2015		2014
	(In millions)
Cash flows provided by operating activities	$118.1	$(17.4)	$135.5	$17.0	$118.5
Net receipts from notes and equipment receivables	10.0	(3.4)	13.4	5.1	8.3
Additions to property and equipment	(5.6)	1.0	(6.6)	(0.7)	(5.9)
Adjusted free cash flow	$122.5	$(19.8)	$142.3	$21.4	$120.9

This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.

The decrease in adjusted free cash flow in 2016 compared to 2015 was primarily due to the decrease in cash provided by operating activities discussed above as well as a decrease in net receipts from notes and equipment receivables as the early payoff of several equipment notes in 2015 did not recur in 2016. The increase in adjusted free cash flow in 2015 compared to 2014 was primarily due to the decrease in cash provided by operating activities discussed above.

At December 31, 2016, our cash and cash equivalents totaled $140.5 million, including $63.3 million of cash held for gift card programs and IHOP advertising funds.

Dividends

During the fiscal years ended December 31, 2016, 2015 and 2014, we declared and paid dividends on common stock as shown Note 11 - Stockholders' Equity, of the Notes to the Consolidated Financial Statements included in this report.

On February 22 2017, our Board of Directors approved payment of a cash dividend of $0.97 per share of common stock, payable at the close of business on April 7, 2017 to the stockholders of record as of the close of business on March 20, 2017.

Share Repurchases

On October 1, 2015, The Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of DineEquity common stock (the “2015 Repurchase Program”). In October 2014, the Company's Board of Directors approved a stock repurchase program authorizing us to repurchase up to $100 million of DineEquity common stock (the “2014 Repurchase Program”). The 2014 Repurchase Program was terminated upon approval of the 2015 Repurchase Program. On February 26, 2013, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $100 million of our common stock (the “2013 Repurchase Program”). The 2013 Repurchase Program was terminated upon approval of the 2014 Repurchase Program. The following table summarizes the cumulative purchases under each of these programs:

	Shares	Cost of shares	Remaining Dollar Value of Shares that may be Repurchased

		(In millions)
2015 Repurchase Program	854,871	$72.9	$77.1
2014 Repurchase Program	537,311	$54.5	$—
2013 Repurchase Program	779,278	$59.7	$—

Please refer to Note 11 of the Notes to the Consolidated Financial Statements for a summary of shares repurchased during the years ended December 31, 2016, 2015 and 2014.

We do, from time to time, repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Such shares are purchased at the closing price of our common stock on the vesting date.

Off-Balance Sheet Arrangements
We have obligations for guarantees on certain franchisee lease agreements, as disclosed below in “Contractual Obligations and Commitments” and Note 10 - Commitments and Contingencies, of the Notes to Consolidated Financial Statements. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of December 31, 2016.

Contractual Obligations and Commitments
The following are our significant contractual obligations and commitments as of December 31, 2016:

	Payments Due By Period
Contractual Obligations	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Debt(1)	$55.6	$111.2	$1,397.3	$—	$1,564.1
Operating leases	70.5	146.6	121.9	208.8	547.8
Capital leases(1)	21.4	38.2	27.9	35.9	123.4
Financing obligations(1)	4.3	10.1	10.7	60.5	85.6
Purchase commitments	84.9	8.0	1.1	—	94.0
Unrecognized income tax benefits(2)	1.7	—	—	2.2	3.9
Total minimum payments	238.4	314.1	1,558.9	307.4	2,418.8
Less interest	(68.1)	(132.6)	(128.0)	(128.2)	(457.0)
Total	$170.3	$181.5	$1,430.9	$179.2	$1,961.8
(1) Includes interest calculated on balances as of December 31, 2016 using interest rates in effect as of December 31, 2015.
(2) While up to $1.7 million is expected to be paid within one year, there is no contractual obligation to do so. For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when a cash settlement with a taxing authority will occur.

	Expiration By Period
Commitments	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Lease guarantees(3)	$17.5	$35.3	$32.2	$281.9	$366.8
Letters of credit(4)	5.5	—	—	—	5.5
Food purchases(5)	19.1	—	—	—	19.1
Total	$42.1	$35.3	$32.2	$281.9	$391.4
(3) This amount represents the maximum potential liability for future payment guarantees under leases that have been assigned to third-party buyers of Applebee's company-operated restaurants and expire at the end of the respective lease terms, which range from 2017 through 2048. See Note 10 of Notes to Consolidated Financial Statements.
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
In the process of a quantitative test of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of goodwill and intangible assets. Significant assumptions made by management in estimating fair value under the discounted cash flows model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt. The first step of the quantitative impairment test compares the fair value of each of our reporting units to their carrying value. If the fair value is in excess of the carrying value, no impairment exists. The fair value of all reporting units is then compared to the current market value of our common stock to determine if the fair values estimated in the impairment testing process are reasonable in light of the current market value.
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

Accounting Standards Adopted in the Current Fiscal Year
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in this report for a description of accounting standards we adopted in fiscal 2016.

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
Interest Rate Risk
All of our long-term debt outstanding at December 31, 2016 was issued at a fixed interest rate (see Note 7 of the Notes to Consolidated Financial Statements). We are only exposed to interest rate risk on borrowings under our Class A-1 Variable Funding Notes (the “Class A-1 Notes”). We did not borrow under the Class A-1 Notes during fiscal 2016, and as of December 31, 2016, we had no outstanding borrowings under the Class A-1 Notes. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. We had no material derivative instruments as of December 31, 2016 and did not hold any material derivative instruments during the year ended December 31, 2016.
Investments in instruments earning a fixed rate of interest carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments.
Based on our cash and cash equivalents and restricted cash, as of 2016, a 1% increase in interest rates would increase our annual interest income by approximately $0.6 million. A 1% decline in interest rates would decrease our annual interest income by less than $0.6 million as the majority of our cash and cash equivalents and restricted cash are currently yielding less than 1%.
Commodity Prices
Many of the food products purchased by us and our franchisees and area licensees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme increases in commodity prices and/or long-term changes could affect our franchisees, area licensees and company-operated restaurants adversely. We expect that, in most cases, the IHOP and Applebee's systems would be able to pass increased commodity prices through to our consumers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases, margins would be negatively impacted by increased commodity prices. Since only 10 of our 3,749 restaurants as of December 31, 2016 are company-operated, we believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to our financial condition, results of operations or cash flows.
The Company and owners of Applebee's and IHOP franchise restaurants are members of CSCS, a Co-op that manages procurement activities for the Applebee's and IHOP restaurants that belong to the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2016, 100% of Applebee's domestic franchise restaurants and 99% of IHOP domestic franchise restaurants are members of CSCS. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the Applebee's and IHOP systems as a whole. None of these food product guarantees is a derivative instrument. At December 31, 2016, our outstanding guarantees for food product purchases were $19.1 million.

International Currency Exchange Rate Risk
We have minimal exposure to international currency exchange rate fluctuations. Revenue derived from all international country operations comprised less than 3% of total consolidated revenue for the year ended December 31, 2016, such that a hypothetical 10% adverse change in the currency of every international country in which our franchisees operate restaurants would have a negative impact of less than 0.3% of our consolidated revenue.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of DineEquity, Inc. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of DineEquity, Inc. and Subsidiaries as of January 1, 2017 and January 3, 2016, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DineEquity, Inc. and Subsidiaries at January 1, 2017 and January 3, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DineEquity, Inc. and Subsidiaries’ internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
March 1, 2017

DineEquity, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$140,535	$144,785
Receivables, net	141,389	139,206
Restricted cash	30,256	32,528
Prepaid gift card costs	47,115	46,792
Prepaid income taxes	2,483	5,186
Other current assets	4,370	4,212
Total current assets	366,148	372,709
Long-term receivables, net	141,152	160,695
Property and equipment, net	205,055	219,580
Goodwill	697,470	697,470
Other intangible assets, net	763,431	772,949
Deferred rent receivable	86,981	90,030
Other non-current assets, net	18,346	18,417
Total assets	$2,278,583	$2,331,850
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$50,503	$55,019
Gift card liability	170,812	167,657
Dividends payable	17,465	17,082
Accrued employee compensation and benefits	14,609	25,085
Current maturities of capital lease and financing obligations	13,144	14,320
Accrued advertising	6,369	8,758
Accrued interest payable	4,308	4,257
Other accrued expenses	9,102	6,251
Total current liabilities	286,312	298,429
Long-term debt, net	1,282,691	1,279,473
Capital lease obligations, less current maturities	74,665	84,781
Financing obligations, less current maturities	39,499	42,395
Deferred income taxes, net	253,898	269,469
Deferred rent payable	69,572	69,397
Other non-current liabilities	19,174	20,683
Total liabilities	2,025,811	2,064,627
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2016 - 25,134,223 issued, 17,969,636 outstanding; 2015 - 25,186,048 issued, 18,535,027 outstanding	251	252
Additional paid-in-capital	292,809	286,952
Retained earnings	382,082	351,923
Accumulated other comprehensive loss	(107)	(107)
Treasury stock, at cost; shares: 2016 - 7,164,587; 2015 - 6,651,021	(422,263)	(371,797)
Total stockholders' equity	252,772	267,223
Total liabilities and stockholders' equity	$2,278,583	$2,331,850

See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Franchise and restaurant revenues	$501,745	$542,606	$518,579
Rental revenues	123,037	127,650	122,932
Financing revenues	9,191	10,844	13,477
Total revenues	633,973	681,100	654,988
Cost of revenues:
Franchise and restaurant expenses	162,860	186,986	184,411
Rental expenses	91,540	94,588	94,637
Financing expenses	155	520	825
Total cost of revenues	254,555	282,094	279,873
Gross profit	379,418	399,006	375,115
General and administrative expenses	148,935	155,428	145,910
Interest expense	61,479	63,254	96,637
Amortization of intangible assets	9,981	10,000	12,063
Closure and impairment charges	5,092	2,576	3,721
Loss on extinguishment of debt	—	—	64,859
Loss (gain) on disposition of assets	809	(901)	329
Income before income tax provision	153,122	168,649	51,596
Income tax provision	(55,130)	(63,726)	(15,143)
Net income	97,992	104,923	36,453
Other comprehensive income (loss), net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	—	107
Foreign currency translation adjustment	—	(34)	(16)
Total comprehensive income	$97,992	$104,889	$36,544
Net income available to common stockholders:
Net income	$97,992	$104,923	$36,453
Less: Net income allocated to unvested participating restricted stock	(1,387)	(1,400)	(521)
Net income available to common stockholders	$96,605	$103,523	$35,932
Net income available to common stockholders per share:
Basic	$5.36	$5.55	$1.92
Diluted	$5.33	$5.52	$1.90
Weighted average shares outstanding:
Basic	18,030	18,637	18,753
Diluted	18,125	18,768	18,956

Dividends declared per common share	$3.73	$3.545	$3.13
Dividends paid per common share	$3.68	$3.50	$2.25
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2013	19,041	$253	$274,202	$336,578	$(164)	6,258	$(295,690)	$315,179
Net income	—	—	—	36,453	—	—	—	36,453
Other comprehensive loss	—	—	—	—	91	—	—	91
Purchase of DineEquity common stock	(388)	—	—	—	—	388	(32,006)	(32,006)
Reissuance of treasury stock	360	—	(4,793)	—	—	(360)	13,000	8,207
Net issuance of shares for stock plans	(21)	(1)	1	—	—	—	—	—
Repurchase of restricted shares for taxes	(38)		(3,194)	—	—	—	—	(3,194)
Stock-based compensation	—	—	9,319	—	—	—	—	9,319
Tax benefit from stock-based compensation	—	—	4,316	—	—	—	—	4,316
Dividends on common stock	—	—	95	(59,387)	—	—	—	(59,292)
Balance at December 31, 2014	18,954	252	279,946	313,644	(73)	6,286	(314,696)	279,073
Net income	—	—	—	104,923	—	—	—	104,923
Other comprehensive gain	—	—	—	—	(34)	—	—	(34)
Purchase of DineEquity common stock	(722)	—	—	—	—	722	(70,014)	(70,014)
Reissuance of treasury stock	357	—	(3,377)	—	—	(357)	12,913	9,536
Net issuance of shares for stock plans	(21)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(33)	—	(3,499)	—	—	—	—	(3,499)
Stock-based compensation	—	—	8,892	—	—	—	—	8,892
Tax benefit from stock-based compensation	—	—	4,862	—	—	—	—	4,862
Dividends on common stock	—	—	128	(66,644)	—	—	—	(66,516)
Balance at December 31, 2015	18,535	252	286,952	351,923	(107)	6,651	(371,797)	267,223
Net income	—	—	—	97,992	—	—	—	97,992
Purchase of DineEquity common stock	(650)	—	—	—	—	650	(55,343)	(55,343)
Reissuance of treasury stock	137	—	(3,468)	—	—	(137)	4,877	1,409
Net issuance of shares for stock plans	(19)	(1)	1	—	—	—	—	—
Repurchase of restricted shares for taxes	(33)	—	(2,859)	—	—	—	—	(2,859)
Stock-based compensation	—	—	10,926	—	—	—	—	10,926
Tax benefit from stock-based compensation	—	—	1,132	—	—	—	—	1,132
Dividends on common stock	—	—	125	(67,833)	—	—	—	(67,708)
Balance at December 31, 2016	17,970	$251	$292,809	$382,082	$(107)	7,165	$(422,263)	$252,772
See the accompanying notes to the consolidated financial statements.

DineEquity, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$97,992	$104,923	$36,453
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	30,606	32,840	34,745
Non-cash interest expense	3,218	3,074	5,770
Loss on extinguishment of debt	—	—	64,859
Closure and impairment charges	2,621	2,576	3,687
Deferred income taxes	(14,434)	(13,987)	(24,387)
Non-cash stock-based compensation expense	10,926	8,892	9,319
Tax benefit from stock-based compensation	1,132	4,862	4,316
Excess tax benefit from stock options exercised	(1,019)	(4,794)	(5,028)
Loss (gain) on disposition of assets	809	(901)	329
Other	(1,302)	(6,323)	(3,344)
Changes in operating assets and liabilities:
Accounts receivable, net	3,178	(5,239)	(7,326)
Current income tax receivables and payables	(909)	2,073	(11,717)
Gift card receivables and payables	(4,288)	21,735	3,555
Prepaid expenses and other current assets	(156)	(1,995)	273
Accounts payable	89	4,546	2,778
Accrued employee compensation and benefits	(10,476)	(594)	767
Accrued interest payable	51	(9,869)	551
Other current liabilities	72	(6,310)	2,924
Cash flows provided by operating activities	118,110	135,509	118,524
Cash flows from investing activities
Principal receipts from notes, equipment contracts and other long-term receivables	18,689	21,328	15,284
Proceeds from sale of property and equipment	—	10,782	681
Additions to property and equipment	(5,637)	(6,642)	(5,937)
Other	(503)	(267)	540
Cash flows provided by investing activities	12,549	25,201	10,568
Cash flows from financing activities
Dividends paid on common stock	(67,429)	(66,164)	(42,733)
Repurchase of DineEquity common stock	(55,343)	(70,014)	(32,006)
Principal payments on capital lease and financing obligations	(13,978)	(14,226)	(11,825)
Proceeds from issuance of long-term debt	—	—	1,300,000
Repayment of long-term debt (including premiums)	—	—	(1,264,086)
Change in restricted cash	2,272	19,733	(66,298)
Payment of debt issuance and debt modification costs	—	(89)	(24,192)
Proceeds from stock options exercised	1,409	9,536	8,207
Tax payments for restricted stock upon vesting	(2,859)	(3,499)	(3,194)
Excess tax benefit from stock options exercised	1,019	4,794	5,028
Cash flows used in financing activities	(134,909)	(119,929)	(131,099)
Net change in cash and cash equivalents	(4,250)	40,781	(2,007)
Cash and cash equivalents at beginning of year	144,785	104,004	106,011
Cash and cash equivalents at end of year	$140,535	$144,785	$104,004
Supplemental disclosures
Interest paid	$69,051	$81,809	$104,164
Income taxes paid	$69,812	$70,694	$47,226
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
As of December 31, 2016, there was a total of 1,733 IHOP® restaurants, of which 1,556 were subject to franchise agreements, 167 were subject to area license agreements and 10 were company-operated restaurants. These IHOP restaurants were located in all 50 states of the United States, the District of Columbia, three United States territories and ten countries outside of the United States. As of December 31, 2016, there were a total of 2,016 Applebee's® restaurants, all of which were subject to franchise agreements. These Applebee's restaurants were located in all 50 states of the United States, two United States territories and 15 countries outside of the United States.
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
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. For convenience, the Company refers to all fiscal years as ending on December 31 and fiscal quarters as ending on March 31, June 30 and September 30. The 2016 fiscal year ended January 1, 2017 and contained 52 weeks. The 2015 fiscal year ended January 3, 2016 and contained 53 weeks; the 2014 fiscal year ended December 28, 2014 and contained 52 weeks.
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
Accounts receivable are derived from revenues earned from franchisees and area licensees located primarily in the United States. Financing receivables arise from the financing of restaurant equipment, leases or franchise fees with the Company by IHOP franchisees. The Company is subject to a concentration of credit risk with respect to receivables from franchisees that own a large number of Applebee's or IHOP restaurants. As of December 31, 2016, there were two franchisees that owned 400

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

or more restaurants each (one Applebee's franchisee and one franchisee with cross-brand ownership). These franchisees operated 903 Applebee's and IHOP restaurants in the United States, which comprised 26% of the total Applebee's and IHOP franchise and area license restaurants in the United States. Revenues from these franchisees represented 15.6%, 15.1%, and 13.2% of total consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively, with no single franchisee representing more than 10% of total consolidated revenue in either year. Receivables from these franchisees totaled $20.1 million and $19.0 million at December 31, 2016 and 2015, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost which approximates market value. Cash held related to IHOP advertising funds and the Company's gift card programs is classified as unrestricted cash as there are no restrictions on the use of these funds. Total cash balances related to the IHOP advertising funds and the Company's gift card programs were $63.3 million and $76.3 million as of December 31, 2016 and 2015, respectively.
Restricted Cash
Current
Current restricted cash of $30.3 million at December 31, 2016 primarily consisted of $25.7 million of funds required to be held in trust in connection with the Company's securitized debt and $4.3 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $32.5 million at December 31, 2015 consisted of $28.4 million of funds required to be held in trust in connection with the Company's securitized debt and $4.1 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.
Non-current
Non-current restricted cash of $14.7 million as of December 31, 2016 and 2015 represents interest reserves required to be set aside for the duration of the securitized debt and is included in other non-current assets, net in the consolidated balance sheets.
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
When evaluating goodwill and indefinite-lived intangible assets for impairment, under U.S. GAAP the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit or the intangible asset is more-likely-than-not greater than the carrying amount. Such qualitative factors include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. If, based on a review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value is less than the carrying value, the Company may bypass the two-step quantitative impairment test. The first step (“Step 1”) of the quantitative impairment test calculates the estimated fair value of each of the reporting units and compares it to the carrying value. If the fair value is in excess of the carrying value, no impairment exists. If Step1 does indicate impairment, a second step (“Step 2”) must take place. Under Step 2, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted.
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
The Company records a liability in the period in which a gift card is sold and recognizes costs associated with our administration of the gift card programs as prepaid assets when the costs are incurred. As gift cards are redeemed, the liability and prepaid asset are reduced. When gift cards are redeemed at a franchisee-operated restaurant, the revenue and related administrative costs are recognized by the franchisee. The Company recognizes revenue and related administrative costs when gift cards are redeemed at company-operated restaurants. The Company recognizes gift card breakage income on gift cards when the assessment of the likelihood of redemption of the gift card becomes remote. This assessment is based upon Applebee's and IHOP's individual historical experience with gift card redemptions in their own program. The Company's gift card breakage revenue for the years ended December 31, 2016, 2015 and 2014 was not material.
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
Leases
The Company is the lessor or sub-lessor of the properties on which 691 IHOP restaurants and three Applebee's restaurants are located. The restaurants are subleased to franchisees or, in a few instances, are operated by the Company. The Company's IHOP leases generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options at the Company's option. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income, respectively. Rental expense and rental income for these operating leases are recognized on the straight-line basis over the original terms of the leases. Any difference between straight-line rent expense or income and actual amounts paid or received represents deferred rent and is included in the consolidated balance sheets as other assets or other liabilities, as appropriate.
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
Advertising
Franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue as the fees are earned and become receivables from the franchisee in accordance with U.S. GAAP governing the accounting for franchise fee revenue. In accordance with U.S. GAAP governing advertising costs, related advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Due to different contractual terms in Applebee's marketing agreements, franchise fees designated for Applebee's national advertising fund and local advertising cooperatives constitute agency transactions and are not recognized as revenues and expenses. In both cases, the advertising fees are recorded as a liability against which specific costs are charged. Advertising fees included in IHOP franchise revenue and expense for the years ended December 31, 2016, 2015 and 2014 were $111.3 million, $108.1 million and $90.3 million, respectively.
Advertising expense reflected in the consolidated statements of comprehensive income includes local marketing advertising costs incurred by company-operated restaurants, contributions to the national advertising fund made by Applebee's and IHOP company-operated restaurants and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising are expensed either as incurred or the first time the advertising takes place. Advertising expense included in company restaurant operations for the years ended December 31, 2016, 2015 and 2014 was $0.8 million, $1.9 million and $2.9 million, respectively.
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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The fair values of non-current financial instruments, determined based on Level 2 inputs, are shown in the following table:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, net	$1,282.7	$1,286.2	$1,279.5	$1,306.1

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with U.S. GAAP governing the accounting for contingencies. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. The Company recognizes interest accrued related to unrecognizable tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.

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

Stock-Based Compensation

Members of the Board of Directors and certain employees are eligible to receive stock options, restricted stock, restricted stock units and performance units pursuant to the DineEquity, Inc. 2016 Stock Incentive Plan. Shares of unvested restricted stock are subject to restrictions on transfer and forfeiture under certain circumstances. The holder of unvested restricted stock has the right to vote and receive regular cash dividends with respect to the shares of unvested restricted stock.

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
Net Income Per Share
Net income per share is calculated using the two-class method prescribed in U.S. GAAP. Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares and potential shares of common stock outstanding during the period if their effect is dilutive. The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share calculation. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock.
Other Comprehensive Income (Loss)
For the years ended December 31, 2016, 2015 and 2014, the income tax benefit or provision allocated to items of other comprehensive income (loss) was not significant.

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
Reporting Segments
The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company has four operating segments: franchise operations (an aggregation of Applebee's and IHOP franchise operations), rental operations, company-operated restaurant operations and financing operations. The Company views all operating segments as reportable segments, regardless of whether any segment exceeds 10% of consolidated revenues, income before income tax provision or total assets.
Franchise Segment
As of December 31, 2016, the franchise operations segment consisted of 2,016 restaurants operated by Applebee's franchisees in the United States, two United States territories and 15 countries outside of the United States and 1,723 restaurants operated by IHOP franchisees and area licensees in the United States, three United States territories and 10 countries outside of the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products (primarily IHOP pancake and waffle dry-mixes) and franchise fees. Additionally, franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, due to different contractual terms in Applebee's marketing agreements, Applebee's national advertising fund activity constitutes agency transactions and therefore is not recognized as franchise revenue and expense.
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
Company Segment
As of December 31, 2016, the company restaurant operations segment consisted of 10 IHOP company-operated restaurants. We also operated 23 Applebee's restaurants during the year ended December 31, 2015 until they were refranchised in July of that year and for all of fiscal 2014. All company-operated restaurants were located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
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

Newly Issued Accounting Standards Not Yet Adopted
In January 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance simplifying the test of goodwill for impairment. The new guidance eliminates Step 2 (as described under Goodwill and Intangibles above). Instead, an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

unit's fair value as determined under Step 1. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2020. Early adoption is permitted for interim or annual tests of goodwill performed after January 1, 2017.
In November 2016, the FASB issued new guidance to reduce diversity in practice in the classification and presentation of changes in restricted cash in the statement of cash flows. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company will be required to revise its Consolidated Statements of Cash Flows to adopt the new guidance beginning with its first fiscal quarter of 2018. Early adoption is permitted. Adoption of the new guidance will not impact the Company's Consolidated Balance Sheet or Consolidated Statements of Comprehensive Income.
In August 2016, the FASB issued new guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2018. Early adoption is permitted. The Company is currently assessing the impact that the new guidance will have on its consolidated statements of cash flows.
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

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single, five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In August 2015, the FASB deferred the effective date of the new revenue guidance by one year such that the Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2018. During 2016, the FASB issued four clarifications on specific topics within the new revenue recognition guidance that did not change the core principles of the guidance originally issued in May 2014.

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

The Company believes the new guidance will impact the timing of recognition of franchise and development fees. Under existing guidance, these fees are typically recognized upon the opening of restaurants. Under the new guidance, the Company believes the fees will have to be deferred and recognized as revenue over the respective term of the franchise and development agreements. However, the effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. The Company is currently reviewing nearly 4,000 agreements to obtain the data elements necessary to implement the new guidance and cannot quantify the impact of the new guidance on its consolidated financial statements and related disclosures at this time. The Company is continuing to evaluate the impact of the new guidance on the advertising funds of each brand. The Company presently expects to use the retrospective method of adoption when the new guidance is adopted in the first fiscal quarter of 2018.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements as a result of future adoption.

3. Receivables	2016	2015
	(In millions)
Accounts receivable	$69.3	$70.5
Gift card receivables	51.2	49.3
Notes receivable	1.8	1.3
Financing receivables:
Equipment leases receivable	87.2	95.5
Direct financing leases receivable	65.6	73.7
Franchise fee notes receivable	0.4	0.7
Other	10.2	10.2
	285.7	301.1
Less: allowance for doubtful accounts	(3.1)	(1.2)
	282.6	299.9
Less: current portion	(141.4)	(139.2)
Long-term receivables	$141.2	$160.7
Accounts receivable primarily includes receivables due from franchisees and distributors. Gift card receivables consist primarily of amounts due from third-party vendors. Interest is not charged on gift card receivables.
Financing receivables primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant then franchised the restaurant to a franchisee. IHOP provided the financing for the franchise fee, leasing of the equipment and the leasing or subleasing of the site. Equipment lease contracts are due in equal weekly installments, primarily bear interest averaging 9.8% per annum at both December 31, 2016 and 2015 and are collateralized by the equipment. The term of an equipment lease contract coincides with the term of the corresponding restaurant building lease. The IHOP franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 6.1% and 5.9% per annum at December 31, 2016 and 2015, respectively, and are collateralized by the franchise. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3. Receivables (continued)

default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.
The primary indicator of the credit quality of financing receivables is delinquency. As of December 31, 2016 and 2015, approximately $0.1 million and $0.2 million, respectively, of financing receivables were delinquent more than 90 days.
The following table summarizes the activity in the allowance for doubtful accounts:

Allowance for Doubtful Accounts	(In millions)
Balance at December 31, 2013	$3.5
Provision	0.5
Charge-offs	(1.1)
Balance at December 31, 2014	2.9
Provision	0.6
Charge-offs	(2.4)
Balance at December 31, 2015	1.2
Provision	2.8
Charge-offs	(0.9)
Balance at December 31, 2016	$3.1

As of December 31, 2016 and 2015, approximately $0.1 million and $0.2 million, respectively, of the allowance for doubtful accounts related to financing receivables.

4. Property and Equipment
Property and equipment by category is as follows:

	2016	2015
	(In millions)
Leaseholds and improvements	$255.4	$256.4
Equipment and fixtures	83.4	82.2
Properties under capital lease	59.8	58.8
Buildings and improvements	57.9	57.9
Land	56.4	57.8
Construction in progress	2.2	0.8
Property and equipment, gross	515.1	513.9
Less: accumulated depreciation and amortization	(310.0)	(294.3)
Property and equipment, net	$205.1	$219.6
The Company recorded depreciation expense on property and equipment of $20.6 million, $22.8 million and $22.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease in the amount of $41.0 million and $38.8 million at December 31, 2016 and 2015, respectively.

5. Goodwill
The significant majority of the Company's goodwill arose from the November 29, 2007 acquisition of Applebee's. As of December 31, 2016 and 2015, the balance of goodwill was $697.5 million, of which $686.7 million has been allocated to the Applebee's franchise reporting unit and $10.8 million to the IHOP franchise reporting unit.
The Company assessed goodwill for impairment in accordance with its policy described in Note 2. In the fourth quarter of fiscal 2016, the Company performed a quantitative test of the goodwill of the Applebee's franchise reporting unit and a qualitative test of the goodwill of the IHOP franchise unit. In the fourth quarter of fiscal 2015, the Company performed a qualitative assessment of the goodwill of the Applebee's franchise unit and the IHOP franchise unit and concluded it was more-likely-than-not that the fair values exceeded the respective carrying amounts and therefore bypassed any quantitative testing of goodwill. In the fourth quarter of fiscal 2014, the Company performed a quantitative test of the goodwill of the Applebee's franchise reporting unit and a qualitative test of the goodwill of the IHOP franchise unit.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

5. Goodwill (Continued)

There were no impairments of goodwill recorded resulting from these assessments in 2016, 2015 or 2014. The Company considers a reporting unit at risk when its fair value is not higher than its carrying amount by more than 10%. Based on the amount by which the fair value of the Applebee's Franchise Reporting Unit exceeded the carrying value of the unit, the goodwill of the Applebee's Franchise Reporting Unit was at risk as of December 31, 2016.
6. Other Intangible Assets
The significant majority of the Company's other intangible assets arose from the November 29, 2007 acquisition of Applebee's. As of December 31, 2016 and 2015, intangible assets were as follows:

	Not Subject to Amortization		Subject to Amortization
	Tradename	Other	Franchising Rights	Recipes and Menus	Total
	(In millions)
Balance at December 31, 2013	$652.4	$0.7	$139.0	$2.0	$794.1
Amortization expense	—	—	(10.0)	(2.0)	(12.0)
Other	—	0.2	—	—	0.2
Balance at December 31, 2014	652.4	0.9	129.0	—	782.3
Amortization expense	—	—	(10.0)	—	(10.0)
Other	—	0.6	—	—	0.6
Balance at December 31, 2015	652.4	1.5	119.0	—	772.9
Amortization expense	—	—	(10.0)	—	(10.0)
Other	—	0.5	—	—	0.5
Balance at December 31, 2016	$652.4	$2.0	$109.0	$—	$763.4
Annual amortization expense for the next five fiscal years is estimated to be approximately $10.0 million per year. The weighted average life of the intangible assets subject to amortization was 20 years at December 31, 2016 and 2015.
Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2016 and 2015 are as follows:

	December 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$200.0	$(91.0)	$109.0	$200.0	$(81.0)	$119.0
Recipes and menus	15.7	(15.7)	—	15.7	(15.7)	—
Total	$215.7	$(106.7)	$109.0	$215.7	$(96.7)	$119.0

The Company assessed the Applebee's tradename for impairment in accordance with its policy described in Note 2. In the fourth quarter of fiscal 2016, the Company performed a quantitative assessment of the Applebee's tradename and concluded the fair value exceeded the carrying amount. In the fourth quarter of fiscal 2015, the Company performed a qualitative test of the Applebee's tradename and concluded it was more-likely-than-not that the fair value exceeded the carrying amount. In the fourth quarter of fiscal 2014, the Company performed a quantitative test of the Applebee's tradename and concluded the fair value exceeded the carrying amount.
There were no impairments recorded resulting from these assessments in 2016, 2015 or 2014. The Company considers an intangible asset at risk when its fair value is not higher than its carrying amount by more than 10%. Based on the amount by which the fair value of the Applebee's tradename exceeded the carrying value, the Applebee's tradename was not at risk as of December 31, 2016 and 2015.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Long-Term Debt
Long-term debt consists of the following components:

	2016	2015
	(In millions)
Series 2014-1 Class A-2, 4.277% Fixed Rate Senior Secured Notes	$1,300.0	$1,300.0
Debt issuance costs	(17.3)	(20.5)
Long-term debt, net	$1,282.7	$1,279.5

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

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is our indebtedness divided by adjusted EBITDA for the four preceding quarterly periods. As of December 31, 2016, the Company's leverage ratio was 4.62x; accordingly, no principal payment on the Class A-2 Notes was required.

The Company may voluntarily repay the Class A-2 Notes at any time; however, if the Company voluntarily repays the Class A-2 Notes prior to September 2018 it would be required to pay a make-whole premium. The Company would also be subject to a make-whole premium in the event of a mandatory prepayment occurring prior to September 2018 following a Rapid Amortization Event or certain asset dispositions. The make-whole premium requirements are considered derivatives embedded in the Class A-2 Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial of December 31, 2016, based on the probability-weighted discounted cash flows associated with either event.

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

The Company has not drawn on the Variable Funding Notes since their issuance. As of December 31, 2016 there were no amounts outstanding under the Revolving Facility; however, available borrowing capacity under the Variable Funding Notes was reduced by $5.0 million of letters of credit outstanding as of December 31, 2016.

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

Covenants and Restrictions

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities to maintain the stated debt service coverage (“DSCR”) ratio, the sum of domestic retail sales for all restaurants being below $3.5 billion on quarterly measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Notes on the Class A-2 Anticipated Repayment Date. The Notes are also subject to certain customary events of default,

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

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
The DSCR for the reporting period ended December 31, 2016 was 5.12x.
Debt Issuance Costs
The Company incurred costs of approximately $24.3 million in connection with the issuance of the Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of the Notes. Amortization of $3.2 million, $3.1 million and $0.7 million was included in interest expense for the years ended December 31, 2016, 2015 and 2014 respectively. Unamortized debt issuance costs are reported as a direct reduction of the Class A-2 Notes in the consolidated balance sheets.
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

This transaction was accounted for as an extinguishment of debt under U.S. GAAP. The Company recognized a loss on debt extinguishment of $64.9 million for the year ended December 31, 2014, comprised of the $36.1 million make-whole premium on the Senior Notes and the write-off of the unamortized debt discount and the issuance costs associated with the extinguished debt of $16.9 million and $11.9 million, respectively. Prior to the extinguishment of debt, amortization of the discount associated with the Senior Notes included in interest expense for the years ended December 31, 2014, was $2.8 million. Prior to the extinguishment of debt, amortization of debt issuance costs associated with the Credit Facility and the issuance of the Senior Notes included in interest expense for the years ended December 31, 2014 was $2.2 million.

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
As of December 31, 2016, the Company's continuing involvement with 155 of the 181 Properties ended by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the transactions related to these properties have been recorded as a sale with property and equipment and financing obligations each cumulatively reduced by approximately $280.0 million.
As of December 31, 2016, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2017(1)	$4.3
2018	4.9
2019	5.1
2020(1)	5.6
2021	5.2
Thereafter	60.5
Total minimum lease payments	85.6
Less: interest	(46.0)
Total financing obligations	39.6
Less: current portion(2)	(0.1)
Long-term financing obligations	$39.5
____________________________________________________________________________________

(1)	Due to the varying closing date of the Company's fiscal year, 11 and 13 monthly payments will be made in fiscal 2017 and 2020, respectively.

(2)	Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.

9. Leases
The Company is the lessor or sub-lessor of approximately half of all domestic IHOP franchise restaurants. The restaurants are subleased to IHOP franchisees or in a few instances operated by the Company or an Applebee's franchisee. These noncancelable leases and subleases consist primarily of land, buildings and improvements.
The following is the Company's net investment in direct financing lease receivables:

	December 31,
	2016	2015
	(In millions)
Total minimum rents receivable	$92.1	$108.9
Less: unearned income	(26.5)	(35.2)
Net investment in direct financing leases receivable	65.6	73.7
Less: current portion	(9.9)	(8.7)
Long-term direct financing leases receivable	$55.7	$65.0
Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2016, 2015 and 2014 was $15.4 million, $16.7 million and $14.1 million, respectively.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9. Leases (Continued)

The following is the Company's net investment in equipment leases receivable:

	December 31,
	2016	2015
	(In millions)
Total minimum leases receivable	$122.5	$140.5
Less: unearned income	(35.3)	(45.0)
Net investment in equipment leases receivable	87.2	95.5
Less: current portion	(7.9)	(7.5)
Long-term equipment leases receivable	$79.3	$88.0

The following are minimum future lease payments on noncancelable leases as lessee at December 31, 2016:

	Capital Leases	Operating Leases
	(In millions)
2017(1)	$21.4	$70.5
2018	20.8	75.3
2019	17.5	71.3
2020(1)	15.4	69.0
2021	12.4	52.9
Thereafter	35.9	208.8
Total minimum lease payments	123.4	$547.8
Less: interest	(35.7)
Capital lease obligations	87.7
Less: current portion(2)	(13.0)
Long-term capital lease obligations	$74.7
______________________________________________________
(1) Due to the varying closing date of the Company's fiscal year, 11 and 13 monthly payments will be made in fiscal 2017 and 2020, respectively.
(2) Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.
The asset cost and carrying amount on company-owned property leased at December 31, 2016 was $89.0 million and $61.3 million, respectively. The asset cost and carrying amount on company-owned property leased at December 31, 2015, was $89.0 million and $62.7 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.
The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2016:

	Direct Financing Leases	Operating Leases
	(In millions)
2017	$17.6	$101.4
2018	17.2	100.9
2019	16.1	99.2
2020	14.8	99.3
2021	11.7	93.0
Thereafter	14.7	406.0
Total minimum rents receivable	$92.1	$899.8

The Company has noncancelable leases, expiring at various dates through 2036, which require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2016, 2015 and 2014 was $3.0 million, $3.3 million and $2.8 million, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2016, 2015 and 2014 was $76.5 million, $80.9 million and $75.9 million, respectively.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2016, the outstanding purchase commitments were $94.0 million, the majority of which related to advertising.
Lease Guarantees
In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. As of December 31, 2016 and 2015, the Company has outstanding lease guarantees or is contingently liable for approximately $366.8 million and $398.0 million, respectively. This amount represents the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2017 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities have been recorded as of December 31, 2016.
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
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2016, the Company had approximately $5.5 million of unused letters of credit outstanding, of which $5.0 million reduce the Company's available borrowing under its Variable Funding Notes. These letters expire on various dates in 2016 and are automatically renewed for an additional year if no cancellation notice is submitted.

11. Stockholders' Equity
Stock Repurchase Programs
On October 1, 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of DineEquity common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The Company has repurchased 854,871 shares of stock for $72.9 million under the 2015 Repurchase Program. The Company may repurchase up to an additional $77.1 million of common stock under the 2015 Repurchase Program.

In October 2014, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million of DineEquity common stock (the “2014 Repurchase Program”). The 2014 Repurchase Program was terminated upon approval of the 2015 Repurchase Program. The Company repurchased 537,311 shares of stock for $54.5 million under the 2014 Repurchase Program prior to its termination.

In February 2013, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million of DineEquity common stock (the “2013 Repurchase Program”). The 2013 Repurchase Program was terminated upon approval of the 2014 Repurchase Program.The Company repurchased 779,278 shares of stock for $59.7 million under the 2013 Repurchase Program prior to its termination.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

Shares repurchased under the Company's stock repurchase programs during the fiscal years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	2016 repurchases		2015 repurchases		2014 repurchases		Remaining Value that may be Repurchased
Repurchase Program	Shares	$	Shares	$	Shares	$
	(Dollars in millions)
2015 Repurchase Program	650,384	$55.3	204,487	$17.5	—	$—	$77.1
2014 Repurchase Program	—	—	516,976	52.5	20,335	2.0	n/a
2013 Repurchase Program	—	—	—	—	367,256	30.0	n/a
Total	650,384	$55.3	721,463	$70.0	387,591	$32.0	$77.1
Dividends
During the fiscal years ended December 31, 2016, 2015 and 2014, the Company declared and paid dividends on common stock as follows:

Year ended December 31, 2016	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
					(In millions)
Payment of prior year declaration	(3)	January 8, 2016	—	$0.92	$17.1
First quarter	February 23, 2016	April 8, 2016	$0.92	0.92	17.0
Second quarter	May 16, 2016	July 8, 2016	0.92	0.92	16.8
Third quarter	July 28, 2016	October 7, 2016	0.92	0.92	16.7
Fourth quarter	October 31, 2016	(2)	0.97	—	—
Total			$3.73	$3.68	$67.6

Year ended December 31, 2015
Payment of prior year declaration	(4)	January 9, 2015	—	$0.875	$16.6
First quarter	February 24, 2015	April 10, 2015	$0.875	0.875	16.7
Second quarter	May 19, 2015	July 10, 2015	0.875	0.875	16.6
Third quarter	July 30, 2015	October 9, 2015	0.875	0.875	16.4
Fourth quarter	October 1, 2015	(3)	0.92	—	—
Total			$3.545	$3.50	$66.3

Year ended December 31, 2014
First quarter	February 25, 2014	March 28, 2014	$0.75	$0.75	$14.3
Second quarter	May 28, 2014	June 27, 2014	0.75	0.75	14.3
Third quarter	August 4, 2014	September 26, 2014	0.75	0.75	14.2
Fourth quarter	October 27, 2014	(4)	0.875	—	—
Total			$3.125	$2.25	$42.8
___________________________________________________
(1) Includes dividend equivalents paid on restricted stock units
(2) The fourth quarter 2016 dividend of $17.5 million was paid on January 6, 2017.
(3) The fourth quarter 2015 dividend of $17.1 million was paid on January 8, 2016.
(4) The fourth quarter 2014 dividend of $16.6 million was paid on January 9, 2015.

On February 22, 2017, the Company's Board of Directors approved payment of a cash dividend of $0.97 per share of common stock, payable at the close of business on April 7, 2017 to the stockholders of record as of the close of business on March 20, 2017.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

Treasury Stock
Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined on the first-in, first-out (“FIFO”) method. The Company re-issued 136,818 shares, 356,930 shares and 359,528 shares, respectively, during the years ended December 31, 2016, 2015 and 2014 at a total FIFO cost of $4.9 million $12.9 million and $13.0 million respectively.

12. Closure and Impairment Charges
Closure and impairment charges for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Kansas City lease exit costs	$2.9	$—	$—
Closure charges	1.2	1.4	2.1
Long-lived tangible asset impairment	1.0	1.2	1.6
Total closure and impairment charges	$5.1	$2.6	$3.7

Kansas City Lease Exit Costs

The Company incurred costs of $2.9 million for the year ended December 31, 2016 to exit a facility in connection with the consolidation action discussed in Note 17. Approximately$2.5 million related to the outright termination of a lease covering two floors of the facility and $0.4 million represents the present value of future lease payments, net of assumed sublease rentals, of one floor of the facility.

Closure Charges
Approximately $0.7 million of closure charges for the year ended December 31, 2016 related to one IHOP franchise restaurant closed during 2016, with the rest of the charges related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2016. Approximately $1.4 million of closure charges for the year ended December 31, 2015 related to two IHOP franchise restaurants closed during 2015, partially offset by minor adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2015. Approximately $1.0 million of the closure charges for the year ended December 31, 2014 related to IHOP restaurants closed during 2014, with the remainder primarily related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2014.
Long-lived Tangible Asset Impairment
Long-lived tangible asset impairment charges for the year ended December 31, 2016 comprised a charge of $0.6 million for one IHOP company-operated restaurant and charges totaling $0.4 million of individually insignificant charges at eight IHOP company-operated restaurants. Long-lived tangible asset impairment charges for the year ended December 31, 2015 primarily related to $1.1 million of individually insignificant charges at eight IHOP company-operated restaurants and four Applebee's company-operated restaurants. Long-lived tangible asset impairment charges for the year ended December 31, 2014 related primarily to two IHOP company-operated restaurants in the Cincinnati, Ohio area. The Company evaluated the causal factors of all impairments of long-lived assets as they were recorded in each year and concluded they were based on factors specific to each asset and not potential indicators of an impairment of other long-lived assets.

13. Stock-Based Incentive Plans
General Description
Currently, the Company is authorized to grant stock options, stock appreciation rights, restricted stock, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and non-employee directors under the DineEquity, Inc. 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan was approved by stockholders on May 17, 2016

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)

and permits the issuance of up to 3,750,000 shares of the Company’s common stock for incentive stock awards. The 2016 Plan will expire in May 2026.
The DineEquity, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) was adopted in 2011 to permit the issuance of up to 1,500,000 shares of the Company’s common stock for incentive stock awards. The 2011 Plan was terminated upon adoption of the 2016 Plan, but there are stock options, restricted stock and restricted stock units issued under the 2011 Plan that are outstanding as of December 31, 2016.
The IHOP Corp. 2001 Stock Incentive Plan (the “2001 Plan”) was adopted in 2001 and amended and restated in 2005 and 2008 to authorize the issuance of up to 4,200,000 shares of common stock. The 2001 Plan has expired but there are stock options issued under the 2001 Plan outstanding as of December 31, 2016.
The 2016 Plan, the 2011 Plan and the 2001 Plan are collectively referred to as the “Plans.”
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
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$11.0	$9.0	$9.4
Liability classified awards (credit) expense	(0.5)	(0.4)	2.4
Total pre-tax stock-based compensation expense	10.5	8.6	11.8
Book income tax benefit	(3.9)	(3.3)	(4.5)
Total stock-based compensation expense, net of tax	$6.6	$5.3	$7.3
As of December 31, 2016, total unrecognized compensation cost related to restricted stock and restricted stock units of $12.8 million and $3.8 million related to stock options is expected to be recognized over a weighted average period of approximately 1.43 years for restricted stock and restricted stock units and 1.39 years for stock options.
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

	2016	2015	2014
Risk free interest rate	1.1%	1.5%	1.6%
Weighted average historical volatility	27.1%	36.8%	51.1%
Dividend yield	4.0%	3.2%	3.7%
Expected years until exercise	4.5	4.5	4.6
Weighted average fair value of options granted	$13.55	$27.20	$26.87

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)

Stock option activity for the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2013	775,059	$42.09
Granted	120,932	81.53
Exercised	(256,910)	31.95
Forfeited	(20,966)	69.18
Outstanding at December 31, 2014	618,115	53.10
Granted	133,814	111.54
Exercised	(218,412)	43.66
Forfeited	(29,055)	99.97
Outstanding at December 31, 2015	504,462	69.99
Granted	255,825	90.90
Exercised	(48,021)	29.33
Forfeited	(7,924)	94.30
Expired	(3,208)	89.17
Outstanding at December 31, 2016	701,134	$80.04	7.2	$5.6
Vested and Expected to Vest at December 31, 2016	664,566	$79.29	7.1	$5.6
Exercisable at December 31, 2016	346,710	$65.46	5.5	$5.6
The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $2.7 million, $12.6 million and $13.2 million, respectively.
Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2016, 2015 and 2014 was $1.4 million, $9.5 million and $8.2 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $1.0 million, $4.9 million and $4.3 million, respectively, for the years ended December 31, 2016, 2015 and 2014.
Equity Classified Awards - Restricted Stock and Restricted Stock Units
Activity in equity classified awards of restricted stock and restricted stock units for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2013	266,252	$58.87	47,230	$64.57
Granted	102,618	82.18	13,879	81.65
Released	(94,798)	53.03	(19,487)	70.82
Forfeited	(40,254)	67.68	—	—
Outstanding at December 31, 2014	233,818	70.14	41,622	66.92
Granted	138,518	102.78	10,630	111.72
Released	(77,042)	54.89	(16,567)	52.19
Forfeited	(37,700)	86.77	(569)	101.55
Outstanding at December 31, 2015	257,594	89.99	35,116	86.30
Granted	88,797	88.90	13,053	90.90
Released	(77,712)	78.70	(14,027)	72.01
Forfeited	(33,207)	92.82	(84)	101.25
Outstanding at December 31, 2016	235,472	$92.91	34,058	$86.30

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)

Liability Classified Awards
The Company has granted cash long-term incentive awards to certain employees (“LTIP awards”). Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total shareholder return of DineEquity, Inc. common stock compared to the total shareholder returns of a peer group of companies. Though LTIP awards are only paid in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the years ended December 31, 2016, 2015 and 2014, credits of $0.5 million and $0.4 million and expenses of $2.4 million, respectively, were included in stock-based compensation expense related to the LTIP awards. At December 31, 2016 and 2015, liabilities of $1.2 million and $1.6 million, respectively, were included as accrued employee compensation and benefits in the consolidated balance sheets.

14. Employee Benefit Plans
401(k) Savings and Investment Plan
Effective January 1, 2013, the Company amended the DineEquity, Inc. 401(k) Plan to (i) modify the Company matching formula and (ii) eliminate the one-year completed service requirement that previously had to be met to become eligible for Company matching contributions. As amended, the Company matches 100% of the first four percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. DineEquity common stock is not an investment option for employees in the 401(k) plan, other than shares transferred from a prior employee stock ownership plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's matching contribution expense was $2.2 million, $2.4 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

15. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Provision (benefit) for income taxes:
Current
Federal	$60.8	$67.3	$33.2
State	6.4	8.0	3.6
Foreign	2.3	2.4	2.7
	69.5	77.7	39.5
Deferred
Federal	(10.6)	(13.6)	(22.1)
State	(3.8)	(0.4)	(2.3)
	(14.4)	(14.0)	(24.4)
Provision for income taxes	$55.1	$63.7	$15.1
The provision (benefit) for income taxes differs from the expected federal income tax rates as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and other taxes, net of federal tax benefit	2.7	2.8	2.4
Change in unrecognized tax benefits	0.5	0.8	2.4
Domestic production activity deduction	(0.6)	(0.7)	(6.0)
Research and experimentation tax credit	(0.1)	0.1	(3.4)
State adjustments including audits and settlements	(0.1)	(0.2)	(1.1)
Compensation related tax credits, net of deduction offsets	(0.1)	(0.2)	(0.8)
Changes in tax rates and state tax laws	(1.9)	—	—
Other	0.6	0.2	0.8
Effective tax rate	36.0%	37.8%	29.3%

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 15. Income Taxes (Continued)

The Company applied a lower state tax rate to the deferred tax balances during second quarter of 2016, a result of the consolidating action discussed under “Events Impacting Comparability of Financial Information,” above. The change in the state tax rates applied to the deferred tax balances lowered the 2016 effective tax rate by 1.9%.

In 2014, the Company retroactively adopted the domestic production activity deduction and the federal research and experimentation tax credits. The total domestic production activity deduction lowered the 2014 effective tax rate by 6.0%. Deductions related to 2014 domestic production activity lowered the 2014 tax rate by 2.3%, while deductions related to domestic production activity in prior years lowered the 2014 tax rate by 3.7%. Similarly, total federal research and experimentation tax credits lowered the 2014 effective tax rate by 3.4%. Tax credits related to 2014 research activity lowered the 2014 tax rate by 0.5%, while tax credits related to research activity in prior years lowered the 2014 tax rate by 2.9%.

The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and international jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2011. During the third quarter of 2016, the Company resolved its appeal regarding tax years 2008 to 2010. No additional deficiencies resulted. The Internal Revenue Service (“IRS”) commenced examination of the Company’s U.S. federal income tax return for the tax years 2011 to 2013 during the year. The examination is anticipated to continue throughout the entire fiscal year 2017. The Company continues to believe that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

Net deferred tax assets (liabilities) consisted of the following components:

	2016	2015
	(In millions)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$4.7	$4.8
Differences in acquisition financing costs	0.3	1.8
Employee compensation	12.6	13.0
Deferred gain on sale of assets	5.5	8.3
Book/tax difference in revenue recognition	45.8	43.9
Other	35.4	35.4
Deferred tax assets	104.3	107.2
Valuation allowance	(1.1)	(1.1)
Total deferred tax assets after valuation allowance	103.2	106.1
Differences between financial and tax accounting in the recognition of franchise and equipment sales	(39.1)	(43.0)
Differences in capitalization and depreciation (1)	(281.3)	(288.9)
Book/tax difference in revenue recognition	(7.8)	(11.7)
Differences between book and tax basis of property and equipment	(14.6)	(14.1)
Other	(14.3)	(17.8)
Deferred tax liabilities	(357.1)	(375.6)
Net deferred tax liabilities	$(253.9)	$(269.5)
___________________________________

(1)	Primarily related to the Applebee's acquisition.

The valuation allowance of $1.1 million as of both December 31, 2016 and 2015 related to the Massachusetts enacted legislation requiring unitary businesses to file combined reports. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2016, management determined that, based on available evidence, there was no change to the valuation allowance.

The Company had gross operating loss carryforwards for state tax purposes of $10.7 million and $60.7 million as of December 31, 2016 and 2015, respectively. The net operating loss carryforwards may begin to expire between 2017 and 2034 for state tax purposes.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 15. Income Taxes (Continued)

The total gross unrecognized tax benefit as of December 31, 2016 and 2015 was $3.9 million and $3.9 million, respectively, excluding interest, penalties and related income tax benefits. If recognized, these amounts would affect the Company's effective income tax rates.

The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $1.7 million related to settlements with taxing authorities and the lapse of statutes of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefit as of January 1	$3.9	$3.4	$2.7
Changes for tax positions of prior years	0.6	1.0	1.2
Increases for tax positions related to the current year	0.1	0.1	0.1
Decreases relating to settlements and lapsing of statutes of limitations	(0.7)	(0.6)	(0.6)
Unrecognized tax benefit as of December 31	$3.9	$3.9	$3.4
As of December 31, 2016, the accrued interest was $1.0 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2015, the accrued interest and penalties were $4.9 million and less than $0.1 million, respectively, excluding any related income tax benefits. The decrease of $3.9 million of accrued interest is primarily related to resolution of recent audits by taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.

16. Net Income Per Share
The computation of the Company's basic and diluted net income per share is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$97,992	$104,923	$36,453
Less: Net income allocated to unvested participating restricted stock	(1,387)	(1,400)	(521)
Net income available to common stockholders - basic	96,605	103,523	35,932
Effect of unvested participating restricted stock	2	4	—
Numerator - net income available to common shareholders - diluted	$96,607	$103,527	$35,932

Denominator:
Weighted average outstanding shares of common stock - basic	18,030	18,637	18,753
Effect of dilutive securities:
Stock options	95	131	203
Weighted average outstanding shares of common stock - diluted	18,125	18,768	18,956
Net income per common share:
Basic	$5.36	$5.55	$1.92
Diluted	$5.33	$5.52	$1.90

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

17. Facility Exit Costs

In September 2015, the Company approved a plan to consolidate many core restaurant and franchisee support functions at its headquarters in Glendale, California and communicated the plan to employees. In conjunction with this action, the Company has exited a significant portion of the Applebee's restaurant support facility in Kansas City, Missouri.

During the year ended December 31, 2016 the Company incurred $1.6 million of employee termination costs, primarily relocation costs associated with the consolidation. These charges were included in general and administrative expenses in the Consolidated Statements of Comprehensive Income. The Company also incurred $2.9 million of facility costs, of which $2.5 million related to the termination of the Company's involvement in a lease covering two floors of the facility; the remaining $0.4 million represents the present value of future lease payments, net of assumed sublease rentals, of one floor of the facility. These costs were included as closure and impairment charges in the Consolidated Statements of Comprehensive Income.

During the year ended December 31, 2015, the Company incurred $4.6 million of employee termination costs, primarily severance and relocation costs associated with the consolidation. These charges were included in general and administrative expenses in the Consolidated Statements of Comprehensive Income.

	Employee Termination Costs	Facility Costs	Total Exit Costs
	(In millions )
Accrued exit costs at December 31, 2014	$—	$—	$—
Charges	4.6	—	4.6
Payments	(1.1)	—	(1.1)
Accrued exit costs at December 31, 2015	3.5	—	3.5
Charges	1.6	2.9	4.5
Payments	(4.9)	(2.5)	(7.4)
Accrued exit costs at December 31, 2016	0.2	0.4	$0.6

At December 31, 2016, the $0.2 million of employee termination costs was included in accrued employee compensation and benefits and the $0.4 million of facility costs was included in other non-current liabilities in the Consolidated Balance Sheet. At December 31, 2015, $3.3 million of employee termination costs was included in accrued employee compensation and benefits and $0.2 million was included in other accrued expenses in the Consolidated Balance Sheet.

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Segment Reporting
Information on segments and a reconciliation of gross profit to income before income tax provision is as follows:

	Year Ended December 31,
	2016	2015	2014
Revenues		(In millions)
Franchise operations	$484.4	$494.7	$456.1
Rental operations	123.0	127.7	122.9
Company restaurants	17.4	47.9	62.5
Financing operations	9.2	10.8	13.5
Total	$634.0	$681.1	$655.0

Gross profit (loss), by segment
Franchise operations	$339.7	$355.7	$334.3
Rental operations	31.5	33.1	28.3
Company restaurants	(0.8)	(0.1)	(0.2)
Financing operations	9.0	10.3	12.7
Total gross profit	379.4	399.0	375.1
Corporate and unallocated expenses, net	(226.3)	(230.4)	(323.5)
Income before income tax provision	$153.1	$168.6	$51.6

Interest expense
Rental operations	$11.8	$13.5	$14.7
Company restaurants	0.4	0.4	0.4
Corporate	61.5	63.3	96.6
Total	$73.7	$77.2	$111.7

Depreciation and amortization
Franchise operations	$10.6	$10.4	$10.4
Rental operations	12.4	12.8	13.2
Company restaurants	0.4	0.6	2.1
Corporate	7.2	9.0	9.0
Total	$30.6	$32.8	$34.7

Closure and impairment charges
Company restaurants	$2.2	$2.6	$3.7
Corporate	2.9	—	—
Total	$5.1	$2.6	$3.7

Capital expenditures
Company restaurants	$0.3	$1.6	$1.5
Corporate	5.3	5.0	4.4
Total	$5.6	$6.6	$5.9

Goodwill (franchise segment)	$697.5	$697.5	$697.5

Total assets
Franchise operations	$1,608.7	$1,643.9	$1,635.0
Rental operations	339.5	324.5	344.3
Company restaurants	126.8	166.1	177.7
Financing operations	88.2	97.4	109.9
Corporate	115.4	100.0	126.8
Total	$2,278.6	$2,331.9	$2,393.7

DineEquity, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

19. Selected Quarterly Financial Data (Unaudited)

	Revenues	Gross Profit	Net Income (Loss)	Net Income (Loss) Per Share— Basic(2)	Net Income (Loss) Per Share— Diluted(2)
	(In thousands, except per share amounts)
2016
1st Quarter	$163,524	$99,424	$25,543	$1.38	$1.37
2nd Quarter	160,258	97,375	26,829	1.46	1.45
3rd Quarter	156,017	91,684	24,273	1.33	1.33
4th Quarter	154,174	90,935	21,347	1.18	1.18
2015
1st Quarter	$175,814	$100,286	$28,412	$1.49	$1.47
2nd Quarter	171,549	96,807	26,897	1.41	1.40
3rd Quarter	162,437	96,685	24,257	1.29	1.28
4th Quarter (1)	171,300	105,228	25,357	1.36	1.35
______________________________________________________________________________________________________
(1) Fiscal 2015 consisted of 53 calendar weeks, with the 4th quarter containing 14 calendar weeks.
(2) The quarterly amounts may not add to the full year amount as each quarterly calculation is discrete from the full-year calculation.

20. Subsequent Event

On February 17, 2017, the Company announced the resignation of its Chairman and Chief Executive Officer (the “CEO”), effective March 1, 2017. In accordance with the Separation Agreement and General Release filed as Exhibit 10.1 to Form 8-K filed on February 17, 2017, the CEO will receive a cash payment of approximately $5.8 million, primarily for severance and separation pay. The CEO will also vest in all unvested stock options and restricted stock awards. The Company expects to record a charge of approximately $2.9 million related to the accelerated vesting of the equity awards in the first quarter of 2017.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2017 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2017.
The effectiveness of our internal control over financial reporting as of January 1, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of DineEquity, Inc. and Subsidiaries
We have audited DineEquity, Inc. and Subsidiaries’ internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). DineEquity, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DineEquity, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of DineEquity, Inc. and Subsidiaries as of January 1, 2017 and January 3, 2016 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2017 of DineEquity, Inc. and Subsidiaries and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
March 1, 2017

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item regarding our directors and executive officers is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Shareholders (“2017 Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

Item 11.    Executive Compensation.
The information required by this Item regarding executive compensation is incorporated by reference to the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be set forth in our 2017 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 with respect to securities authorized for issuance under our equity compensation plans is provided under the caption “Equity Compensation Plan Information” in Part II, Item 5 hereof.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item regarding certain relationships and related transactions is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” to be set forth in our 2017 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.
The information required by this Item regarding principal accountant fees and services is incorporated by reference to the section entitled “Independent Auditor Fees” to be set forth in our 2017 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1)  Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Reports of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2016 and 2015.

•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended
December 31, 2016.

•	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
December 31, 2016.

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016.

•	Notes to the Consolidated Financial Statements.

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

†10.2
Separation Agreement and General Release between DineEquity, Inc. and Julia A. Stewart dated February 16, 2017 (Exhibit 10.1 to Registrant’s Form 8-K filed on February 17, 2017 is incorporated herein by reference).

†10.3	Amended and Restated Employment Agreement between DineEquity, Inc. and Thomas W. Emrey dated April 4, 2012 (Exhibit 10.1 to Registrant's Form 8-K filed on April 5, 2012 is incorporated by reference).
†10.4
Employment Agreement between DineEquity, Inc. and Darren M. Rebelez dated April 22, 2015 (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 2015 is incorporated herein by reference).

†10.5	DineEquity, Inc. 2016 Stock Incentive Plan (Appendix B to Registrant’s Proxy Statement filed on April 4, 2016 is incorporated herein by reference).
†10.6
DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement One-Fourth Annual Vesting - Employees (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.7
DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement One-Third Annual Vesting - Employees (Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.8
DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement 25/25/50% Annual Vesting - Employees (Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.9	DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Employees (Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference)

†10.10
DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Non-Employee Directors (Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.11	DineEquity, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement -Employees (Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).
†10.12
DineEquity, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement - Non-Employee Directors (Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.13
DineEquity, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement - International Employees (Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.14	DineEquity, Inc. 2016 Stock Incentive Plan Cash-Settled RSU Agreement - Employees (Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).
†10.15
DineEquity, Inc. 2016 Stock Incentive Plan Cash-Settled RSU Agreement - Non-Employee Directors (Exhibit 10.11 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.16
DineEquity, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Employees (Exhibit 10.12 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.17
DineEquity, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Non-Employee Directors (Exhibit 10.13 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.18	DineEquity, Inc. 2016 Stock Incentive Plan Performance Award Agreement - Employees (Exhibit 10.14 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).
†10.19	DineEquity, Inc. 2016 Stock Incentive Plan Performance Shares Agreement - Employees (Exhibit 10.15 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).
†10.20
DineEquity, Inc. 2016 Stock Incentive Plan Performance Shares Agreement 50% stock / 50% cash - Employees (Exhibit 10.16 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.21	DineEquity, Inc. 2016 Stock Incentive Plan SAR Agreement - Employees (Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).
†10.22	DineEquity, Inc. 2011 Stock Incentive Plan (Annex A to Registrant's Proxy Statement, filed on April 13, 2011 is incorporated herein by reference). .
†10.23
DineEquity Inc. 2011 Stock Incentive Plan Nonqualified Stock Option Agreement (Employees) (Exhibit 10.10 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.24
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

†10.26
DineEquity Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (1/4th Annual Vesting - Employees) (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 2015 is incorporated herein by reference).

†10.27
DineEquity Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2015 is incorporated herein by reference).

†10.28
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

†10.32	IHOP Corp. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.33	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix A to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).

†10.34	DineEquity, Inc. Senior Executive Incentive Plan as amended and restated (Annex A to Registrant's Proxy Statement, filed on April 15, 2012 is incorporated herein by reference).
†10.35
DineEquity, Inc. Amended and Restated Executive Severance and Change in Control Policy (Exhibit 10.26 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.36	Form of DineEquity, Inc. Indemnification Agreement (Exhibit 10.27 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.37	DineEquity, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2016 is incorporated herein by reference).
†10.38	DineEquity, Inc. 2011 Cash Long Term Incentive Plan (LTIP) for Company Officers (Exhibit 10.30 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
10.39
Purchase Agreement, dated August 13, 2014, among the Registrant, certain subsidiaries of the Registrant and Guggenheim Securities, LLC (Exhibit 99.1 to Registrant’s Form 8-K filed on August 14, 2014 is incorporated herein by reference).

10.40
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

10.41
Guarantee and Collateral Agreement, dated September 30, 2014, among certain special-purpose, wholly-owned indirect subsidiaries of the Registrant, each as guarantor, in favor of Citibank, N.A., as Trustee (Exhibit 10.2 to Registrant’s Form 8-K filed on October 3, 2014 is incorporated herein by reference.)

10.42
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

*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended December 31, 2016 and Leverage Ratio as of December 31, 2016.
*21	Subsidiaries of DineEquity, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________________________

*	Filed herewith.

†	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2017.

DINEEQUITY, INC.
By:	/s/ JULIA A. STEWART
Julia A. Stewart Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 1st day of March 2017.

Name	Title

/s/ JULIA A. STEWART	Chairman and Chief Executive Officer (Principal Executive Officer)
Julia A. Stewart

/s/ THOMAS W. EMREY	Chief Financial Officer (Principal Financial Officer)
Thomas W. Emrey

/s/ GREGGORY KALVIN	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Greggory Kalvin

/s/ RICHARD J. DAHL	Director
Richard J. Dahl

/s/ HOWARD M. BERK	Director
Howard M. Berk

/s/ DANIEL J. BRESTLE	Director
Daniel J. Brestle

/s/ STEPHEN P. JOYCE	Director
Stephen P. Joyce

/s/ LARRY A. KAY	Director
Larry A. Kay

/s/ CAROLINE W. NAHAS	Director
Caroline W. Nahas

/s/ DOUGLAS M. PASQUALE	Director
Douglas M. Pasquale

/s/ GILBERT T. RAY	Director
Gilbert T. Ray

/s/ PATRICK W. ROSE	Director
Patrick W. Rose

/s/ LILIAN TOMOVICH	Director
Lilian Tomovich