Form 10-Q
period 2017-03-31
DineEquity, Inc
filed 2017-05-02
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017
 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2017
Common Stock, $0.01 par value	17,980,132

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

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2017 began on January 2, 2017 and ended on April 2, 2017; the first fiscal quarter of 2016 began on January 4, 2016 and ended on April 3, 2016.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	March 31, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$129,249	$140,535
Receivables, net	96,029	141,389
Restricted cash	31,311	30,256
Prepaid gift card costs	37,331	47,115
Prepaid income taxes	—	2,483
Other current assets	5,102	4,370
Total current assets	299,022	366,148
Long-term receivables, net	136,423	141,152
Property and equipment, net	203,139	205,055
Goodwill	697,470	697,470
Other intangible assets, net	761,021	763,431
Deferred rent receivable	86,027	86,981
Non-current restricted cash	14,700	14,700
Other non-current assets, net	3,680	3,646
Total assets	$2,201,482	$2,278,583
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,296	$50,503
Gift card liability	119,702	170,812
Dividends payable	17,490	17,465
Accrued employee compensation and benefits	12,447	14,609
Current maturities of capital lease and financing obligations	14,015	13,144
Income taxes payable	3,527	—
Other accrued expenses	17,412	19,779
Total current liabilities	223,889	286,312
Long-term debt, net	1,283,518	1,282,691
Capital lease obligations, less current maturities	70,072	74,665
Financing obligations, less current maturities	39,460	39,499
Deferred income taxes, net	251,749	253,898
Deferred rent payable	68,499	69,572
Other non-current liabilities	18,969	19,174
Total liabilities	1,956,156	2,025,811
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, shares: 40,000,000 authorized; March 31, 2017 - 25,095,008 issued, 17,979,525 outstanding; December 31, 2016 - 25,134,223 issued, 17,969,636 outstanding	251	251
Additional paid-in-capital	291,478	292,809
Retained earnings	378,988	382,082
Accumulated other comprehensive loss	(107)	(107)
Treasury stock, at cost; shares: March 31, 2017 - 7,115,483; December 31, 2016 - 7,164,587	(425,284)	(422,263)
Total stockholders’ equity	245,326	252,772
Total liabilities and stockholders’ equity	$2,201,482	$2,278,583

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Franchise and restaurant revenues	$123,578	$129,786
Rental revenues	30,465	31,409
Financing revenues	2,131	2,329
Total revenues	156,174	163,524
Cost of revenues:
Franchise and restaurant expenses	41,007	40,869
Rental expenses	22,666	23,231
Total cost of revenues	63,673	64,100
Gross profit	92,501	99,424
General and administrative expenses	50,305	39,424
Interest expense	15,363	15,366
Amortization of intangible assets	2,500	2,480
Closure and impairment charges, net	217	435
(Gain) loss on disposition of assets	(109)	614
Income before income tax provision	24,225	41,105
Income tax provision	(9,862)	(15,562)
Net income	14,363	25,543
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	1
Total comprehensive income	$14,363	$25,544
Net income available to common stockholders:
Net income	$14,363	$25,543
Less: Net income allocated to unvested participating restricted stock	(264)	(382)
Net income available to common stockholders	$14,099	$25,161
Net income available to common stockholders per share:
Basic	$0.80	$1.38
Diluted	$0.79	$1.37
Weighted average shares outstanding:
Basic	17,694	18,260
Diluted	17,737	18,373

Dividends declared per common share	$0.97	$0.92
Dividends paid per common share	$0.97	$0.92

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$14,363	$25,543
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	7,706	8,074
Non-cash interest expense	827	791
Deferred income taxes	(3,266)	(4,700)
Non-cash stock-based compensation expense	6,165	3,192
Tax benefit from stock-based compensation	—	2,537
Excess tax benefit from stock-based compensation	—	(862)
Closure and impairment charges	209	435
(Gain) loss on disposition of assets	(109)	614
Other	(1,143)	1,048
Changes in operating assets and liabilities:
Accounts receivable, net	(849)	116
Current income tax receivables and payables	7,176	16,918
Gift card receivables and payables	(7,855)	(12,820)
Other current assets	(736)	(520)
Accounts payable	1,745	(5,069)
Accrued employee compensation and benefits	(2,162)	(10,945)
Other current liabilities	(2,528)	13,142
Cash flows provided by operating activities	19,543	37,494
Cash flows from investing activities:
Additions to property and equipment	(2,997)	(839)
Principal receipts from notes, equipment contracts and other long-term receivables	5,002	4,206
Other	(188)	(105)
Cash flows provided by investing activities	1,817	3,262
Cash flows from financing activities:
Dividends paid on common stock	(17,432)	(17,049)
Repurchase of common stock	(10,003)	(20,004)
Principal payments on capital lease and financing obligations	(3,608)	(3,385)
Tax payments for restricted stock upon vesting	(2,022)	(2,116)
Proceeds from stock options exercised	1,474	880
Excess tax benefit from stock-based compensation	—	862
Cash flows used in financing activities	(31,591)	(40,812)
Net change in cash, cash equivalents and restricted cash	(10,231)	(56)
Cash, cash equivalents and restricted cash at beginning of period	185,491	192,013
Cash, cash equivalents and restricted cash at end of period	$175,260	$191,957
Supplemental disclosures:
Interest paid in cash	$16,231	$17,423
Income taxes paid in cash	$6,018	$1,018

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company” or “DineEquity”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2017.

The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2017 began on January 2, 2017 and ended on April 2, 2017; the first fiscal quarter of 2016 began on January 4, 2016 and ended on April 3, 2016.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made in the calculation and assessment of the following: impairment of goodwill, other intangible assets and tangible assets; income taxes; allowance for doubtful accounts and notes receivables; lease accounting estimates; contingencies; and stock-based compensation. On an ongoing basis, the Company evaluates its estimates based on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

3. Accounting Policies

Accounting Standards Adopted Effective January 2, 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that addresses accounting for certain aspects of share-based payments, including excess tax benefits or deficiencies, forfeiture estimates, statutory tax withholding and cash flow classification of certain share-based payment activity. As a result of the adoption of the new guidance on a prospective basis, the Company recognized an excess tax deficiency from stock-based compensation as a discrete item, increasing the income tax provision for the three months ended March 31, 2017 by $0.8 million; prior period amounts have not been restated. Historically, excess tax benefits or deficiencies were recorded as additional paid-in capital. The Company elected to apply the prospective transition method in its Consolidated Statements of Cash Flows; accordingly, the cash flows for the three months ended March 31, 2016 were not restated. The Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards. Amendments to the accounting for minimum statutory withholding requirements had no impact on the Company's Consolidated Financial Statements.
In November 2016, the FASB issued new guidance to reduce diversity in practice in the classification and presentation of changes in restricted cash in the statement of cash flows. The new guidance requires amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period total amounts to the end-of-period total amounts shown on the statement of cash flows. Calendar year public entities will be required to adopt the new guidance beginning with the first fiscal quarter of 2018. The Company elected to adopt the new guidance retrospectively effective January 2, 2017 and the cash flows for the three months ended March 31, 2016 were restated. Adoption of the new guidance did not impact the Company's Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Policies (Continued)

In January 2017, the FASB issued new guidance simplifying the test of goodwill for impairment. The new guidance requires a single-step quantitative test to measure potential impairment based on the excess of a reporting unit's carrying amount over its fair value. Calendar year public entities will be required to adopt the new guidance beginning with the first fiscal quarter of 2020. The Company has elected early adoption of the new guidance, as is permitted for interim or annual tests of goodwill performed after January 1, 2017.

Newly Issued Accounting Standards Not Yet Adopted

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

In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single, five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In August 2015, the FASB deferred the effective date of the new revenue guidance by one year such that the Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2018. The FASB subsequently issued several clarifications on specific topics within the new revenue recognition guidance that did not change the core principles of the guidance originally issued in May 2014.

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

The Company also believes the new guidance will impact the accounting for transactions related to the Applebee's national advertising fund. Currently, franchisee contributions to and expenditures of the Applebee's national advertising fund are not included in the Consolidated Statements of Comprehensive Income because the Company in not considered to have principal control over Applebee's advertising expenditures. Under the new guidance, the Company would include contributions to and expenditures from the Applebee's advertising fund within the Consolidated Statements of Comprehensive Income as is currently done with contributions to and expenditures from the IHOP national advertising fund. While this change will materially impact the gross amount of reported franchise revenues and expenses, the impact would be an offsetting increase to both revenue and expense such that there will not be a significant, if any, impact on gross profit and net income.

The Company presently expects to use the retrospective method of adoption when the new revenue guidance is adopted in the first fiscal quarter of 2018.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements as a result of future adoption.

4. Stockholders' Equity

Dividends

During the three months ended March 31, 2017, the Company paid dividends on common stock of $17.4 million, representing cash dividends of $0.97 per share declared in the fourth quarter of 2016. On February 22, 2017, the Company's Board of Directors declared a first quarter 2017 cash dividend of $0.97 per share of common stock. This dividend was paid on April 7, 2017 to the Company's stockholders of record at the close of business on March 20, 2017. The Company reported dividends payable of $17.5 million at March 31, 2017.

Stock Repurchase Program

In October 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of DineEquity common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. A summary of shares repurchased under the 2015 Repurchase Program, during the three months ended March 31, 2017 and cumulatively, is as follows:

2015 Repurchase Program	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended March 31, 2017	145,786	$10.0
Cumulative repurchases as of March 31, 2017	1,000,657	$82.9
Remaining dollar value of shares that may be repurchased	n/a	$67.1

Treasury Stock

Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the three months ended March 31, 2017, the Company re-issued 194,890 shares of treasury stock at a total FIFO cost of $7.0 million.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Income Taxes

The Company's effective tax rate was 40.7% for the three months ended March 31, 2017 as compared to 37.9% for the three months ended March 31, 2016. The effective tax rate in 2017 was higher primarily due to the Company’s adoption of accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as income tax benefits or expense in the income statement rather than being recorded in additional paid-in capital on the balance sheet as was the practice prior to adoption of the new accounting guidance. Adoption of the new guidance, effective January 2, 2017, increased the Company's effective tax rate by 3.2%.

 The total gross unrecognized tax benefit as of March 31, 2017 and December 31, 2016 was $4.0 million and $3.9 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $1.7 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

As of March 31, 2017, accrued interest was $1.1 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2016, accrued interest was $1.0 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

The Company files federal income tax returns and the Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2011. The Internal Revenue Service commenced examination of the Company’s U.S. federal income tax return for the tax years 2011 to 2013 during the year. The examination is anticipated to continue throughout the entire fiscal year 2017. The Company continues to believe that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

6. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended March 31,
	2017	2016
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$6.2	$3.2
Liability classified awards expense	0.2	0.8
Total pre-tax stock-based compensation expense	6.4	4.0
Book income tax benefit	(2.4)	(1.5)
Total stock-based compensation expense, net of tax	$4.0	$2.5

As of March 31, 2017, total unrecognized compensation expense of $21.0 million related to restricted stock and restricted stock units and $5.7 million related to stock options are expected to be recognized over a weighted average period of 1.84 years years for restricted stock and restricted stock units and 1.87 years for stock options.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Stock-Based Compensation (Continued)

Equity Classified Awards - Stock Options

The estimated fair value of the stock options granted during the three months ended March 31, 2017 was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.9%
Weighted average historical volatility	22.9%
Dividend yield	7.3%
Expected years until exercise	4.5
Weighted average fair value of options granted	$4.31

Stock option balances as of March 31, 2017 and related activity for the three months ended March 31, 2017 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2016	701,134	$80.04
Granted	537,030	53.42
Exercised	(34,916)	42.22
Forfeited	(23,675)	93.97
Outstanding at March 31, 2017	1,179,573	68.76	6.7	$1.2
Vested at March 31, 2017 and Expected to Vest	1,059,576	69.98	6.4	$1.1
Exercisable at March 31, 2017	539,091	$79.16	3.5	$0.7

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of March 31, 2017 and activity related to restricted stock and restricted stock units for the three months ended March 31, 2017 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	235,472	$92.91	34,058	$93.95
Granted	159,974	54.58	22,144	54.97
Released	(78,875)	88.97	(12,199)	81.57
Forfeited	(17,889)	94.73	—	—
Outstanding at March 31, 2017	298,682	$73.31	44,003	$78.15

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total stockholder return of DineEquity common stock compared to the total stockholder returns of a peer group of companies. Although LTIP awards are only paid in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the three months ended March 31, 2017 and 2016, expenses of $0.2 million and $0.8 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At March 31, 2017 and December 31, 2016, liabilities of $1.4 million and $1.2 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

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

As of March 31, 2017, the franchise operations segment consisted of (i) 1,998 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 15 countries outside the United States and (ii) 1,731 restaurants operated by IHOP franchisees and area licensees in the United States, three U.S. territories and ten countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), franchise advertising fees from domestic IHOP restaurants and international restaurants of both brands and franchise fees.  Franchise operations expenses include advertising expenses from domestic IHOP restaurants and international restaurants of both brands, the cost of IHOP proprietary products, IHOP and Applebee's pre-opening training expenses and other franchise-related costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense from capital leases on franchisee-operated restaurants.

At March 31, 2017, the company restaurant operations segment consisted of 10 IHOP company-operated restaurants, all of which are located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs. Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

Information on segments is as follows:

	Three months ended March 31,
	2017	2016
	(In millions)
Revenues from external customers:
Franchise operations	$119.5	$125.0
Rental operations	30.5	31.4
Company restaurants	4.1	4.8
Financing operations	2.1	2.3
Total	$156.2	$163.5

Interest expense:
Rental operations	$2.7	$3.1
Company restaurants	0.1	0.1
Corporate	15.4	15.4
Total	$18.2	$18.6

Depreciation and amortization:
Franchise operations	$2.7	$2.6
Rental operations	3.0	3.2
Company restaurants	0.1	0.1
Corporate	1.9	2.2
Total	$7.7	$8.1

Gross profit, by segment:
Franchise operations	$82.8	$89.3
Rental operations	7.8	8.2
Company restaurants	(0.2)	(0.4)
Financing operations	2.1	2.3
Total gross profit	92.5	99.4
Corporate and unallocated expenses, net	(68.3)	(58.3)
Income before income tax provision	$24.2	$41.1

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended March 31,
	2017	2016
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$14,363	$25,543
Less: Net income allocated to unvested participating restricted stock	(264)	(382)
Net income available to common stockholders - basic	14,099	25,161
Effect of unvested participating restricted stock in two-class calculation	—	1
Net income available to common stockholders - diluted	$14,099	$25,162
Denominator:
Weighted average outstanding shares of common stock - basic	17,694	18,260
Dilutive effect of stock options	43	113
Weighted average outstanding shares of common stock - diluted	17,737	18,373
Net income per common share:
Basic	$0.80	$1.38
Diluted	$0.79	$1.37

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

The fair values of the Company's Series 2014-1 Class A-2 Notes (the “Class A-2 Notes”) at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,283.5	$1,272.0	$1,282.7	$1,286.2

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $361.8 million as of March 31, 2017. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2016 through 2048. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred. No material lease payment guarantee liabilities have been recorded as of March 31, 2017.

11. Restricted Cash

Current

Current restricted cash of $31.3 million at March 31, 2017 primarily consisted of $27.7 million of funds required to be held in trust in connection with the Company's securitized debt and $3.2 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $30.3 million at December 31, 2016 consisted of $25.7 million of funds required to be held in trust in connection with the Company's securitized debt and $4.3 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.

Non-current

Non-current restricted cash of $14.7 million at March 31, 2017 and December 31, 2016 represents interest reserves required to be set aside for the duration of the Company's securitized debt and is included non-current restricted cash in the Consolidated Balance Sheets.

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

Overview

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Except where the context indicates otherwise, the words “we,” “us,” “our,” “DineEquity” and the “Company” refer to DineEquity, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

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

	Three months ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
	(In millions, except per share data)
Income before income taxes	$24.2	$41.1	$(16.9)
Income tax provision	(9.9)	(15.6)	5.7
Net income	$14.4	$25.5	$(11.2)
Change vs. prior period	(43.5)%
			% increase (decrease)
Net income per diluted share	$0.79	$1.37	(42.3)%
Weighted average shares	17.7	18.4	(3.8)%

Income before income taxes for the three months ended March 31, 2017 declined $16.9 million compared to same period of 2016. Following are the primary reasons for the 41.1% decline with references to discussions of those reasons in MD&A:

Increase in General and Administrative expenses (“G&A”):
Executive separation costs	$(8.8)	Pg. 19, Events Impacting Comparability of Financial Information
All other G&A	(2.1)	Pg. 22, General and Administrative Expenses
Total G&A increase	(10.9)
Decrease in Applebee's franchise operations gross profit	(6.9)	Pg. 20, Franchise operations
Other income and expense items, net	0.9	Pg. 22, Other Income and Expense Items
Decrease in income before income taxes	$(16.9)

Our net income for the three months ended March 31, 2017 declined 43.5% compared with the same period of the prior year. The percentage decrease in net income was larger than the percentage decrease in income before income taxes due to required adoption of new accounting guidance that increased our effective tax rate for the three months ended March 31, 2017 by 3.2% (see “Events Impacting Comparability of Financial Information”).

A decrease in weighted average shares outstanding increased our net income per diluted share by approximately $0.03 per diluted share. The decrease in weighted average shares outstanding is primarily due to the repurchase of our common stock pursuant to stock repurchase programs (see “Liquidity and Capital Resources of the Company, Share Repurchases”), partially offset by net issuances of shares pursuant to stock-based compensation programs.

Key Performance Indicators

In evaluating the performance of each restaurant concept, we consider the key performance indicators to be the percentage change in domestic system-wide same-restaurant sales and net franchise restaurant development. Growth in both sales at existing restaurants and expanding the number of Applebee's and IHOP franchise restaurants will drive franchise revenues in the form of higher royalty revenues, additional franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of these key performance indicators for the three months ended March 31, 2017 is as follows:

	Three months ended March 31,
	Applebee's	IHOP
% decrease in domestic system-wide same-restaurant sales	(7.9)%	(1.7)%
Net franchise restaurant (reduction) development (1)	(18)	8
________________________________
(1) Franchise and area license restaurant openings, net of closings

Detailed information on each of these key performance indicators is presented under the captions “Domestic Same-Restaurant Sales,” “Restaurant Data” and “Restaurant Development Activity” that follow.

Domestic Same-Restaurant Sales

Applebee’s domestic system-wide same-restaurant sales decreased 7.9% for the three months ended March 31, 2017 from the same period in 2016. The decrease primarily resulted from a decline in customer traffic, with a small decline in average customer check as well. The decline in Applebee's quarter-over-quarter customer traffic during the first quarter of 2017 was slightly less than the decline during the fourth quarter of 2016. Previously, the decline in Applebee's customer traffic had grown progressively larger from the first quarter of 2015 to the fourth quarter of 2016. However, average customer check declined slightly in the first quarter of 2017 as compared to having increased in the fourth quarter of 2016. Same-restaurant sales for the first three months of 2017 are not necessarily indicative of results expected for the full year.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), the casual dining segment of the restaurant industry also experienced an overall decrease in same-restaurant sales during the three months ended March 31, 2017 due to a decline in customer traffic that was partially offset by an increase in average customer check. Applebee's declines in traffic and same-restaurant sales were larger than those experienced by the overall casual dining segment.

We believe the differential between Applebee's performance and that of the casual dining segment is due in large part to previously implemented tactical initiatives that did not generate desired results. We believe the differential is also due to the inconsistent quality of operations across the Applebee's system.

As discussed under “Franchise Operations,” Applebee's experienced a decrease in royalty revenue and, as a result of the impact on franchisee health from the decline in traffic and same-restaurant sales, increases in bad debt expense, royalties not recognized as revenue until paid in cash, and closures of franchise restaurants. We have engaged third-party consultants to assess the continued decline in Applebee's traffic and same-restaurant sales and provide actionable recommendations to address the decline. We are addressing franchisee financial health through a collaborative effort between ourselves, a third-party advisor and the Applebee's Franchise Business Council and are considering various forms of assistance to franchisees. We expect to incur approximately $10 million of costs related to these Applebee's stabilization initiatives in 2017, excluding any costs of assistance to franchisees, of which approximately $3 million was incurred during the three months ended March 31, 2017. Any assistance to franchisees may entail additional costs that may have an adverse effect on our financial statements in 2017.
IHOP’s domestic system-wide same-restaurant sales decreased 1.7% for the three months ended March 31, 2017 from the same period in 2016. The decrease resulted from a decline in customer traffic that was partially offset by an increase in average customer check. The decline in IHOP's quarter-over-quarter customer traffic during the first quarter of 2017 was slightly less than the decline during the fourth quarter of 2016. Previously, IHOP's quarter-over-quarter customer traffic had grown progressively larger from the fourth quarter of 2015 to the fourth quarter of 2016. Same-restaurant sales for the first three months of 2017 are not necessarily indicative of results expected for the full year.

Based on data from Black Box, the family dining segment of the restaurant industry experienced a decrease in same-restaurant sales during three months ended March 31, 2017, compared to the same period of the prior year, due to a decrease in customer traffic that was partially offset by an increase in average customer check. IHOP's declines in customer traffic and same-restaurant sales were larger than those experienced by the overall family dining segment for the three months ended March 31, 2017. IHOP's increase in average customer check was larger than that of the overall family dining segment.

As reported by Black Box, customer traffic declined for the overall restaurant industry as well as for both the casual dining and family dining segments of the restaurant industry during the three months ended March 31, 2017. With respect to both our brands, a decline in customer traffic may be offset in the short term by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition due to, among other things, reduced royalty revenues, higher bad debt expense resulting from the failure or inability of franchisees to pay amounts owed to us when due, and a possible decline in the number of franchise restaurants because of reduced development or restaurant closures.

Restaurant Data

The following table sets forth the number of “Effective Restaurants” in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company and, as such, the percentage change in sales at Effective Restaurants is based on non-GAAP sales data. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about plans for the future development of additional restaurants as well as evaluation of current operations.

—	Three months ended March 31,
	2017	2016
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	2,007	2,030
System-wide(b)
Sales percentage change(c)	(8.6)%	(4.0)%
Domestic same-restaurant sales percentage change(d)	(7.9)%	(3.7)%
Franchise(b)
Sales percentage change(c)	(8.6)%	(3.0)%
Domestic same-restaurant sales percentage change(d)	(7.9)%	(3.7)%
Average weekly domestic unit sales (in thousands)	$45.2	$48.7

IHOP Restaurant Data

Effective Restaurants(a)
Franchise	1,552	1,507
Area license	166	165
Company	10	11
Total	1,728	1,683

System-wide(b)
Sales percentage change(c)	0.2%	2.2%
Domestic same-restaurant sales percentage change(d)	(1.7)%	1.5%
Franchise(b)
Sales percentage change(c)	0.7%	2.5%
Domestic same-restaurant sales percentage change(d)	(1.7)%	1.4%
Average weekly domestic unit sales (in thousands)	$36.9	$37.7
Area License(b)
Sales percentage change(c)	(3.7)%	0.4%

(a)   “Effective Restaurants” are the weighted average number of restaurants open in each fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, which consist of restaurants owned by franchisees and area licensees as well as those owned by the Company.

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

	Three months ended March 31,
	2017	2016
Reported sales (unaudited)	(In millions)

Applebee's domestic franchise restaurant sales	$1,086.2	$1,189.0
IHOP franchise restaurant sales	744.2	738.9
IHOP area license restaurant sales	72.5	75.3
Total	$1,902.9	$2,003.2

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

Restaurant Development Activity	Three months ended March 31,
	2017	2016
Applebee's	(Unaudited)
Applebee's franchise restaurants, beginning of period	2,016	2,033

Franchise restaurants opened:
Domestic	1	5
International	—	1
Total franchise restaurants opened	1	6
Franchise restaurants closed:
Domestic	(19)	(6)
International	—	(4)
Total franchise restaurants closed	(19)	(10)
Net franchise restaurant reduction	(18)	(4)

Total Applebee's restaurants, end of period	1,998	2,029

IHOP
Summary - beginning of period:
Franchise	1,556	1,507
Area license	167	165
Company	10	11
Total IHOP restaurants, beginning of period	1,733	1,683

Franchise/area license restaurants opened:
Domestic franchise	11	6
International franchise	4	1
Total franchise/area license restaurants opened	15	7
Franchise/area license restaurants closed:
Domestic franchise	(7)	(3)
Domestic area license	—	(1)
International franchise	—	(2)
Total franchise/area license restaurants closed	(7)	(6)
Net franchise/area license restaurant development	8	1

Summary - end of period:
Franchise	1,564	1,509
Area license	167	164
Company	10	11
Total IHOP restaurants, end of period	1,741	1,684

For the full year of 2017, we expect Applebee's franchisees to develop between 20 and 30 new restaurants globally, most of which are expected to be international openings. We anticipate the closing of between 40 to 60 Applebee's restaurants globally in 2017 as part of a detailed system-wide analysis to optimize the health of the franchisee system. We expect the anticipated net decline in the number of Applebee's restaurant may result in a decrease in Applebee's royalty revenues. IHOP franchisees are projected to develop between 75 and 90 new IHOP restaurants globally, most of which are expected to be domestic openings. We expect closures of approximately 18 IHOP restaurants from natural attrition in 2017, an amount similar to that experienced over the past several years.

The actual number of openings may differ from both our expectations and development commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors, including economic conditions and franchisee noncompliance with development agreements. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays, difficulties in obtaining timely regulatory approvals and the impact of currency fluctuations on our international franchisees. The actual number of closures also may differ from our expectations. Our franchisees are independent businesses and decisions to close restaurants can be impacted by numerous factors in addition to declines in same-restaurant sales that are outside of our control, including but not limited to, franchisees' agreements with landlords and lenders.

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2017 and 2016
Events Impacting Comparability of Financial Information
Executive Separation Costs

On February 17, 2017, we announced the resignation of our Chairman and Chief Executive Officer (the “CEO”), effective March 1, 2017. In accordance with the Separation Agreement and General Release filed as Exhibit 10.1 to Form 8-K filed on February 17, 2017, we recorded approximately $5.9 million for severance, separation pay and ancillary costs in the first quarter of 2017. The CEO also vested in all stock options and restricted stock awards that were unvested at the time of the announcement. We recorded a charge of approximately $2.9 million related to the accelerated vesting of the equity awards in the first quarter of 2017. Total costs of $8.8 million related to the separation were included in G&A expenses for the three months ended March 31, 2017.

Consolidation of Kansas City Restaurant Support Center

In September 2015, we announced a decision to consolidate many core Applebee's restaurant and franchisee support functions at our Glendale, California headquarters. We recorded G&A expenses of $2.1 million related to the consolidation in the three months ended March 31, 2016, of which $1.1 million related to relocation and severance costs for employees impacted by the consolidation action. The consolidation action was completed in 2016 and no significant consolidation charges were incurred in the three months ended March 31, 2017.

Change in Accounting Principle

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that addressed accounting for certain aspects of share-based payments, including excess tax benefits or deficiencies, which represent the difference between the actual tax benefit received at the date of vesting or settlement of an equity award and the book tax benefit recognized over the vesting period of share-based payments. We adopted the new guidance in the first quarter of 2017. The new guidance requires that excess tax benefits or deficiencies be recorded as an income tax benefit or expense when the awards vest or are settled. Previously, the excess tax benefits or deficiencies were recorded in additional paid-in capital on the balance sheet. As the result of adopting the new guidance, we recorded an excess tax deficiency of $0.8 million as part of the income tax provision for three months ended March 31, 2017, which increased our effective tax rate for the period by 3.2%.
Financial Results

Revenue	Three months ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
	(In millions)
Franchise operations	$119.5	$125.0	$(5.5)
Rental operations	30.5	31.4	(0.9)
Company restaurant operations	4.1	4.8	(0.7)
Financing operations	2.1	2.3	(0.2)
Total revenue	$156.2	$163.5	$(7.3)
Change vs. prior period	(4.5)%

 Total revenue for the three months ended March 31, 2017 decreased compared with the same period of the prior year, primarily due to a 7.9% decrease in Applebee's domestic same-restaurant sales, an increase in royalties not recognized as revenue until paid in cash, closures of Applebee's restaurants, the impact of a 1.7% decrease in IHOP domestic same-restaurant sales on royalty and rental revenue and the expected progressive decline in interest revenue from rental and financing operations as receivable balances are repaid. These unfavorable factors were partially offset by IHOP franchisee restaurant development over the past twelve months.

Gross Profit (Loss)	Three months ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
	(In millions)
Franchise operations	$82.8	$89.3	$(6.5)
Rental operations	7.8	8.2	(0.4)
Company restaurant operations	(0.2)	(0.4)	0.2
Financing operations	2.1	2.3	(0.2)
Total gross profit	$92.5	$99.4	$(6.9)
Change vs. prior period	(6.9)%

The decrease in total gross profit for the three months ended March 31, 2017 compared with the same period of the prior year was primarily due to the decreases in revenue noted above as well as an increase in bad debt expense.

	Three months ended March 31,		Favorable (Unfavorable) Variance
Franchise Operations	2017	2016
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	2,007	2,030	(23)
IHOP	1,718	1,672	46
Franchise Revenues:
Applebee’s	$45.4	$50.9	$(5.5)
IHOP	45.9	46.0	(0.1)
Advertising	28.2	28.1	0.1
Total franchise revenues	119.5	125.0	(5.5)
Franchise Expenses:
Applebee’s	3.1	1.7	(1.4)
IHOP	5.4	5.9	0.5
Advertising	28.2	28.1	(0.1)
Total franchise expenses	36.7	35.7	(1.0)
Franchise Gross Profit:
Applebee’s	42.3	49.2	(6.9)
IHOP	40.5	40.1	0.3
Total franchise gross profit	$82.8	$89.3	$(6.5)
Gross profit as % of revenue (2)	69.3%	71.5%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in each fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee’s franchise revenue for the three months ended March 31, 2017 declined 10.8% compared to same period of the prior year. Approximately $3.6 million of the decline was due to a 7.9% decrease in domestic same-restaurant sales. Additional factors contributing to the revenue decline were an increase of $0.8 million in royalties not recognized as revenue until paid in cash, a $0.5 million decrease in royalties due to a decline in the number of franchise restaurants and a $0.5 million decrease in termination fees. We do not expect to receive any termination fees from approved closures of restaurants in 2017.

IHOP franchise revenue for the three months ended March 31, 2017 was essentially unchanged compared to the same period of the prior year. A decrease of $0.8 million in pancake and waffle dry mix sales and a 1.7% decrease in domestic same-restaurant sales were offset by a 2.8% increase in Effective Franchise Restaurants due to net restaurant development and a $0.3 million increase in franchise and transfer fees.

The increase in Applebee's franchise expenses for the three months ended March 31, 2017 compared with the same period of the prior year was primarily due to an increase in bad debt expense.

The decrease in IHOP franchise expenses for the three months ended March 31, 2017 compared with the same period of the prior year was primarily due to a decrease in purchases of pancake and waffle dry mix.

Advertising contributions designated for IHOP’s national advertising fund and local marketing and advertising cooperatives, as well as advertising contributions from international franchise restaurants of both brands, are recognized as revenue and expense of franchise operations. However, because we have less contractual control over Applebee’s domestic advertising expenditures, that activity is not recognized as franchise revenue and expense. Advertising revenue and expense for the three months ended March 31, 2017 were essentially unchanged compared to the same period of the prior year as an increase in the number of IHOP restaurants was offset by the decrease in IHOP domestic same-restaurant sales.

Gross profit as a percentage of revenue declined for three months ended March 31, 2017 compared to the same respective periods of the prior year primarily because of the decrease in Applebee's domestic same-restaurant sales and the increase in bad debt expense.

Rental Operations	Three months ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
	(In millions)
Rental revenues	$30.5	$31.4	$(0.9)
Rental expenses	22.7	23.2	0.5
Rental operations gross profit	$7.8	$8.2	$(0.4)
Gross profit as % of revenue (1)	25.6%	26.0%
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

Rental segment revenue for the three months ended March 31, 2017 was lower than the same period of the prior year primarily due to a $0.4 million decrease in rental income based on a percentage of franchisees' retail sales and the expected progressive decline of $0.3 million in interest income as direct financing leases are repaid. Rental segment expenses decreased for the three months ended March 31, 2017 compared to the same period of the prior year primarily because of the expected progressive decline in interest expense as capital lease obligations are repaid. The decrease in rental operation gross profit for the three months ended March 31, 2017 compared to the same period of the prior year was due to the decrease in rental income based on a percentage of franchisees' retail sales.

Financing Operations

Financing revenues primarily consist of interest income from the financing of equipment leases and franchise fees, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are the cost of any restaurant equipment sold associated with refranchised IHOP restaurants.

The decrease in financing revenue and gross profit for the three months ended March 31, 2017 was due to the expected progressive decline of $0.2 million in interest revenue as note balances are repaid.

Company Restaurant Operations

Company restaurant operations consist of 10 IHOP restaurants in the Cincinnati, Ohio market. Additionally, from time to time, we may also operate IHOP restaurants reacquired from franchisees on a temporary basis until those restaurants are refranchised. There were no IHOP restaurants under temporary operation as of March 31, 2017.

Company restaurant revenues and expenses decreased for the three months ended March 31, 2017 compared to the same period of the prior year primarily because we did not operate any reacquired restaurants during the first quarter of 2017 whereas we did operate one reacquired restaurant during the first quarter of 2016.

General and Administrative Expenses	Three months ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
	(In millions)
G&A expenses	$50.3	$39.4	$(10.9)

The increase in G&A expenses for the three months ended March 31, 2017 compared to the same period of the prior year was primarily due to charges of $8.8 million related to the executive separation costs discussed under “Events Impacting Comparability of Financial Information.” The additional increase in G&A of $2.1 million was due to a $2.5 million increase in professional services and a $1.7 million increase in personnel-related costs, partially offset by a decrease of $1.4 million in recruiting and relocation costs and a $0.6 million decrease in occupancy costs.

The increase in personnel-related costs was primarily due to an increase in salary and benefits related to the hiring of several senior management positions over the past twelve months and a decrease in certain employment-related incentive credits because of our reduction of personnel in the state of Missouri. The increase in professional services primarily related to our utilization of third-party consultants related to the Applebee's stabilization initiatives discussed above. The decrease in recruiting, relocation and occupancy expenses related to costs incurred in 2016 related to the consolidation action discussed under “Events Impacting Comparability of Financial Information” that did not recur in 2017.

Other Expense and Income Items	Three months ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
	(In millions)
Interest expense	15.4	15.4	0.0
Amortization of intangible assets	2.5	2.5	0.0
(Gain) loss on disposition of assets	(0.1)	0.6	0.7
Closure and impairment charges	0.2	0.4	0.2
Total	18.0	18.9	0.9

Interest expense and amortization of intangible assets for the three months ended March 31, 2017 were consistent with the same period of the prior year. There were no individually significant asset dispositions during the three months ended March 31, 2017 and 2016, respectively. Closure and impairment charges for the three months ended March 31, 2017 and 2016, respectively, were not significant.

During the three months ended March 31, 2017, we performed assessments to determine whether events or changes in circumstances have occurred that could indicate a potential impairment to our goodwill and indefinite-lived intangible assets. We considered, among other things, Applebee's key performance indicators during the three months ended March 31, 2017 and what, if any, impact that performance had on the long-term forecast of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital that was used in performing the quantitative impairment test in the fourth quarter of 2016. We also considered recent personnel changes and the current market price of our common stock. We concluded that an interim test for impairment was not necessary as of March 31, 2017. We also considered whether there were any indicators that the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing the assessments.

Income Taxes	Three months ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
	(In millions)
Income tax provision	$9.9	$15.6	$5.7
Effective tax rate	40.7%	37.9%	(2.8)%
The income tax provision will vary from period to period for two primary reasons: a change in pretax book income and a change in the effective tax rate. Changes in our pretax book income between 2017 and 2016 were addressed in the preceding sections of “Consolidated Results of Operations - Three Months Ended 2017 and 2016.”
 Our effective tax rate was 40.7% for the three months ended March 31, 2017, as compared to 37.9% for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was higher than the same period of the prior year, primarily due to the adoption of new accounting guidance discussed under “Events Impacting Comparability of Financial Information.” The adoption increased our tax provision by $0.8 million and our effective tax rate by 3.2%.

Liquidity and Capital Resources

At March 31, 2017, our outstanding long-term debt consisted of $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”). We also have a revolving financing facility consisting of Series 2014-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a private securitization transaction pursuant to which substantially all our domestic revenue-generating assets and our domestic intellectual property are held by certain special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. At March 31, 2017, our leverage ratio was 4.81x (see Exhibit 12.1). Our leverage ratio has been less than 5.25x for each quarterly period since the Notes were issued and accordingly, no payments of principal have been required. Exceeding the leverage ratio of 5.25x would not violate any covenant related to the Notes.

We may voluntarily repay the Class A-2 Notes at any time; however, if we voluntarily repay the Class A-2 Notes prior to September 2018 we would be required to pay a make-whole premium. We would also be subject to a make-whole premium in the event of a mandatory prepayment occurring prior to September 2018 following a Rapid Amortization Event or certain asset dispositions. The make-whole premium requirements are considered derivatives embedded in the Class A-2 Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial at March 31, 2017, based on the probability-weighted discounted cash flows associated with either event.

The Variable Funding Notes were not drawn upon at March 31, 2017 and we have not drawn on them since issuance. At March 31, 2017, $5.0 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $95.0 million of Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

Our DSCR for the reporting period ended March 31, 2017 was 4.97x (see Exhibit 12.1).

Dividends

During the three months ended March 31, 2017, we paid dividends on common stock of $17.4 million, representing a cash dividend of $0.97 per share declared October 31, 2016. On February 22, 2017, our Board of Directors declared a first quarter 2017 cash dividend of $0.97 per share of common stock. This dividend was paid on April 7, 2017 to our stockholders of record at the close of business on March 20, 2017. We reported dividends payable of $17.5 million at March 31, 2017.

We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecasted earnings, financial condition, cash requirements and other factors.

Share Repurchases

In October 2015, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $150 million of DineEquity common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. A summary of shares repurchased under the 2015 Repurchase Program, currently and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended March 31, 2017	145,786	$10.0
Cumulative repurchases as of March 31, 2017	1,000,657	$82.9
Remaining dollar value of shares that may be repurchased	n/a	$67.1

We evaluate repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. We presently do not expect to repurchase additional shares of common stock under the 2015 Repurchase Program during the last nine months of 2017.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on all share repurchase activity during the first quarter of 2017.

Cash Flows

In summary, our cash flows for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
	2017	2016	Variance
	(In millions)
Net cash provided by operating activities	$19.5	$37.5	$(18.0)
Net cash provided by investing activities	1.8	3.2	(1.4)
Net cash used in financing activities	(31.5)	(40.8)	9.3
Net (decrease) increase in cash and cash equivalents	$(10.2)	$(0.1)	$(10.1)

Operating Activities

The decrease in cash provided by operating activities for the three months ended March 31, 2017 was primarily due to lower net income as well as unfavorable net changes in working capital. Our net income for the three months ended March 31, 2017 decreased $11.2 million compared to the same period of 2016, primarily because of an increase in G&A expenses and a decrease in gross profit from franchise operations. Each of these factors was discussed in preceding sections of MD&A.

Net changes in working capital used cash of $5.2 million during the first three months of 2017 compared to providing cash of $0.8 million during the first three months of 2016, an unfavorable variance of $6.0 million. The unfavorable variance in working capital changes was primarily due to a decrease in advertising funds and marketing accruals and an increase in cash taxes paid due to an extension payment made in the first quarter of 2017, partially offset by a decrease in payments for incentive compensation and lower gift card sales during the three months ended March 31, 2017.

Investing Activities

Investing activities provided net cash of $1.8 million for the three months ended March 31, 2017. Principal receipts from notes, equipment contracts and other long-term receivables of $5.0 million were partially offset by $3.0 million in capital expenditures.

Financing Activities

Financing activities used net cash of $31.5 million for the three months ended March 31, 2017. Cash used in financing activities primarily consisted of cash dividends paid on our common stock totaling $17.4 million, repurchases of our common stock totaling $10.0 million, repayments of capital lease obligations of $3.6 million and a net cash outflow of approximately $0.5 million related to equity compensation awards.

Cash and Cash Equivalents

At March 31, 2017, our cash and cash equivalents totaled $129.2 million, including $56.2 million of cash held for gift card programs and advertising funds.

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

Adjusted free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to adjusted free cash flow is as follows:

	Three months ended March 31,
	2017	2016	Variance
	(In millions)
Cash flows provided by operating activities	$19.5	$37.5	$(18.0)
Receipts from notes and equipment contracts receivable	2.7	2.1	0.6
Additions to property and equipment	(3.0)	(0.8)	(2.2)
Adjusted free cash flow	$19.2	$38.8	$(19.6)
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
The decrease in adjusted free cash flow for the three months ended March 31, 2017 compared to the same period of the prior year is primarily due to the decrease in cash from operating activities discussed above and an increase in capital expenditures. Capital expenditures are expected to be approximately $12 million for fiscal 2017.
Off-Balance Sheet Arrangements

 We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 10 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of March 31, 2017.

Contractual Obligations and Commitments

There were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended March 31, 2017, there were no significant changes in our estimates and critical accounting policies.

See Note 3, “Accounting Policies,” in the Notes to Consolidated Financial Statements for a discussion of recently adopted accounting standards and newly issued accounting standards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
January 2, 2017 – January 29, 2017(a)	70,881	75.67	69,838	$72,300,000
January 30, 2017 – February 26, 2017(a)	108,448	$65.44	75,948	$67,100,000
February 27, 2017 – April 2, 2017	—	$—	—	$67,100,000
Total	179,329	$67.05	145,786	$67,100,000

(a) These amounts include 1,043 shares owned and tendered by employees at an average price of $75.67 to satisfy tax withholding obligations arising upon vesting of restricted stock awards during the fiscal month ended January 29, 2017 and 32,500 shares tendered at an average price of $59.78 during the fiscal month ended February 26, 2017.
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to Registrant's Form 8-K filed on December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K filed on May 23, 2016 is incorporated herein by reference).
*†10.1	Employment Agreement between DineEquity, Inc. and John C. Cywinski dated March 9, 2017.
*†10.2	DineEquity, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement 50/50 Annual Vesting - International Employees.
*†10.3	DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement 50/50 Annual Vesting - Employees.
*†10.4	DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement Annual Vesting - Employees.
*†10.5	DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement Specified Date Vesting - Employees.
*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended March 31, 2017 and Leverage Ratio as of March 31, 2017.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

Dated:	May 2, 2017	By:	/s/ Richard J. Dahl
Richard J. Dahl Chairman and Interim Chief Executive Officer (Principal Executive Officer)

Dated:	May 2, 2017	By:	/s/ Greggory H. Kalvin
Greggory H. Kalvin Interim Chief Financial Officer, Senior Vice President, Corporate Controller (Principal Accounting Officer)