Form 10-Q
period 2017-07-02
DineEquity, Inc
filed 2017-08-10
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2017
Common Stock, $0.01 par value	17,998,802

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

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2017 began on January 2, 2017 and ended on April 2, 2017; the second fiscal quarter of 2017 ended on July 2, 2017. The first fiscal quarter of 2016 began on January 4, 2016 and ended on April 3, 2016; the second fiscal quarter of 2016 ended on July 3, 2016.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	June 30, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$112,346	$140,535
Receivables, net	97,487	141,389
Restricted cash	31,411	30,256
Prepaid gift card costs	37,364	47,115
Prepaid income taxes	7,458	2,483
Other current assets	6,584	4,370
Total current assets	292,650	366,148
Long-term receivables, net	136,276	141,152
Property and equipment, net	200,815	205,055
Goodwill	697,470	697,470
Other intangible assets, net	760,977	763,431
Deferred rent receivable	85,052	86,981
Non-current restricted cash	14,700	14,700
Other non-current assets, net	3,717	3,646
Total assets	$2,191,657	$2,278,583
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,931	$50,503
Gift card liability	115,516	170,812
Dividends payable	17,490	17,465
Accrued employee compensation and benefits	9,930	14,609
Current maturities of capital lease and financing obligations	13,946	13,144
Accrued advertising	13,121	6,369
Other accrued expenses	15,113	13,410
Total current liabilities	214,047	286,312
Long-term debt, net	1,284,354	1,282,691
Capital lease obligations, less current maturities	65,982	74,665
Financing obligations, less current maturities	39,393	39,499
Deferred income taxes, net	247,682	253,898
Deferred rent payable	66,795	69,572
Other non-current liabilities	21,920	19,174
Total liabilities	1,940,173	2,025,811
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, shares: 40,000,000 authorized; June 30, 2017 - 25,060,155 issued, 17,984,934 outstanding; December 31, 2016 - 25,134,223 issued, 17,969,636 outstanding	251	251
Additional paid-in-capital	292,387	292,809
Retained earnings	382,808	382,082
Accumulated other comprehensive loss	(107)	(107)
Treasury stock, at cost; shares: June 30, 2017 - 7,075,221; December 31, 2016 - 7,164,587	(423,855)	(422,263)
Total stockholders’ equity	251,484	252,772
Total liabilities and stockholders’ equity	$2,191,657	$2,278,583

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Franchise and restaurant revenues	$122,987	$126,989	$246,565	$256,775
Rental revenues	30,124	30,830	60,589	62,239
Financing revenues	2,088	2,439	4,219	4,768
Total revenues	155,199	160,258	311,373	323,782
Cost of revenues:
Franchise and restaurant expenses	40,669	39,707	81,676	80,576
Rental expenses	22,681	23,030	45,347	46,261
Financing expenses	—	146	—	146
Total cost of revenues	63,350	62,883	127,023	126,983
Gross profit	91,849	97,375	184,350	196,799
General and administrative expenses	37,366	36,511	87,671	75,935
Interest expense	15,780	15,383	31,143	30,749
Amortization of intangible assets	2,500	2,500	5,000	4,980
Closure and impairment charges, net	2,701	3,291	2,918	3,726
(Gain) loss on disposition of assets	(6,243)	(48)	(6,352)	566
Income before income tax provision	39,745	39,738	63,970	80,843
Income tax provision	(18,465)	(12,909)	(28,327)	(28,471)
Net income	21,280	26,829	35,643	52,372
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	1
Total comprehensive income	$21,280	$26,829	$35,643	$52,373
Net income available to common stockholders:
Net income	$21,280	$26,829	$35,643	$52,372
Less: Net income allocated to unvested participating restricted stock	(342)	(384)	(602)	(766)
Net income available to common stockholders	$20,938	$26,445	$35,041	$51,606
Net income available to common stockholders per share:
Basic	$1.18	$1.46	$1.98	$2.84
Diluted	$1.18	$1.45	$1.98	$2.82
Weighted average shares outstanding:
Basic	17,719	18,085	17,707	18,173
Diluted	17,725	18,188	17,721	18,280

Dividends declared per common share	$0.97	$0.92	$1.94	$1.84
Dividends paid per common share	$0.97	$0.92	$1.94	$1.84

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$35,643	$52,372
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	15,422	15,554
Non-cash interest expense	1,663	1,591
Deferred income taxes	(8,514)	(11,896)
Non-cash stock-based compensation expense	7,567	5,647
Tax benefit from stock-based compensation	—	1,169
Excess tax benefit from stock-based compensation	—	(865)
Closure and impairment charges	2,910	1,249
(Gain) loss on disposition of assets	(6,352)	566
Other	(2,067)	416
Changes in operating assets and liabilities:
Accounts receivable, net	(711)	880
Current income tax receivables and payables	(481)	5,291
Gift card receivables and payables	(14,121)	(18,311)
Other current assets	(2,215)	(1,424)
Accounts payable	(8,153)	8,544
Accrued employee compensation and benefits	(4,743)	(10,949)
Other current liabilities	5,046	4,077
Cash flows provided by operating activities	20,894	53,911
Cash flows from investing activities:
Additions to property and equipment	(6,945)	(1,931)
Proceeds from sale of property and equipment	1,100	—
Principal receipts from notes, equipment contracts and other long-term receivables	9,946	8,658
Other	(292)	(250)
Cash flows provided by investing activities	3,809	6,477
Cash flows from financing activities:
Dividends paid on common stock	(34,879)	(34,029)
Repurchase of common stock	(10,003)	(35,008)
Principal payments on capital lease and financing obligations	(7,170)	(6,853)
Tax payments for restricted stock upon vesting	(2,320)	(2,432)
Proceeds from stock options exercised	2,635	880
Excess tax benefit from stock-based compensation	—	865
Cash flows used in financing activities	(51,737)	(76,577)
Net change in cash, cash equivalents and restricted cash	(27,034)	(16,189)
Cash, cash equivalents and restricted cash at beginning of period	185,491	192,013
Cash, cash equivalents and restricted cash at end of period	$158,457	$175,824
Supplemental disclosures:
Interest paid in cash	$34,007	$34,747
Income taxes paid in cash	$37,241	$33,980

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company” or “DineEquity”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2017.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2017 began on January 2, 2017 and ended on April 2, 2017; the second fiscal quarter of 2017 ended on July 2, 2017.
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

3. Accounting Policies

Accounting Standards Adopted Effective January 2, 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that addresses accounting for certain aspects of share-based payments, including excess tax benefits or deficiencies, forfeiture estimates, statutory tax withholding and cash flow classification of certain share-based payment activity. The Company applied the prospective transition method in adopting the new guidance and prior period amounts have not been restated. Because of the adoption, the Company recognized an excess tax deficiency from stock-based compensation as a discrete item, increasing the income tax provision for the three and six months ended June 30, 2017 by $0.9 million and $1.7 million, respectively. Historically, excess tax benefits or deficiencies were recorded as additional paid-in capital. The Company applied the prospective transition method with respect to the cash flow classification of certain share-based payment activity; accordingly, the cash flows for the six months ended June 30, 2016 have not been restated. The Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards. Amendments to the accounting for minimum statutory withholding requirements had no impact on the Company's Consolidated Financial Statements.
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

effective January 2, 2017 and the cash flows for the six months ended June 30, 2016 were restated. Adoption of the new guidance did not impact the Company's Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
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

While the Company is still in the process of evaluating the impact of the new guidance on its consolidated financial statements and disclosures, the Company expects adoption of the new guidance will have a material impact on its Consolidated Balance Sheets due to recognition of the right-of-use asset and lease liability related to its operating leases. While the new guidance is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, the Company does not presently believe there will be a material impact on its Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows. Recognition of a lease liability related to operating leases will not impact any covenants related to the Company's long-term debt because the debt agreements specify that covenant ratios be calculated using U.S. GAAP in effect at the time the debt agreements were entered into.

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

In May 2014, the FASB issued new accounting guidance on revenue recognition, which provides for a single, five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either the full retrospective method or the modified retrospective method to implement the standard. In August 2015, the FASB deferred the effective date of the new revenue guidance by one year such that the Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2018. The FASB has subsequently issued several clarifications on specific topics within the new revenue recognition guidance that did not change the core principles of the guidance originally issued in May 2014.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Policies (Continued)

This new guidance supersedes nearly all the existing general revenue recognition guidance under U.S. GAAP as well as most industry-specific revenue recognition guidance, including guidance with respect to revenue recognition by franchisors. The Company believes the recognition of the majority of its revenues, including franchise royalty revenues, sales of IHOP pancake and waffle dry mix and retail sales at company-operated restaurants will not be affected by the new guidance. Additionally, lease rental revenues are not within the scope of the new guidance.

The Company believes the new guidance will impact the timing of recognition of franchise and development fees. Under existing guidance, these fees are typically recognized upon the opening of restaurants. Under the new guidance, the Company believes the fees will have to be deferred and recognized as revenue over the term of the individual franchise agreements. However, the effect of the required deferral of fees received in any given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. The Company has essentially completed reviewing most of its nearly 4,000 agreements to obtain the data elements necessary to implement the new guidance and is in the process of quantifying the impact of the new guidance on its consolidated financial statements and related disclosures.

The Company also believes the new guidance will impact the accounting for transactions related to the Applebee's national advertising fund. Currently, franchisee contributions to and expenditures of the Applebee's national advertising fund are not included in the Consolidated Statements of Comprehensive Income. Under the new guidance, the Company would include contributions to and expenditures from the Applebee's advertising fund within the Consolidated Statements of Comprehensive Income as is currently done with contributions to and expenditures from the IHOP national advertising fund. While this change will materially impact the gross amount of reported franchise revenues and expenses, the impact would be an offsetting increase to both revenue and expense such that the impact on gross profit and net income, if any, would not be material.

The Company presently expects to use the full retrospective method of adoption when the new revenue guidance is adopted in the first fiscal quarter of 2018.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements because of future adoption.

4. Stockholders' Equity

Dividends

During the six months ended June 30, 2017, the Company paid dividends on common stock of $34.9 million, representing cash dividends of $0.97 per share declared in both the fourth quarter of 2016 and the first quarter of 2017. On May 15, 2017, the Company's Board of Directors declared a second quarter 2017 cash dividend of $0.97 per share of common stock. This dividend was paid on July 7, 2017 to the Company's stockholders of record at the close of business on June 19, 2017. The Company reported dividends payable of $17.5 million at June 30, 2017.

Stock Repurchase Program

In October 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of DineEquity common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. A summary of shares repurchased under the 2015 Repurchase Program, during the six months ended June 30, 2017 and cumulatively, is as follows:

2015 Repurchase Program	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended June 30, 2017	—	$—
Repurchased during the six months ended June 30, 2017	145,786	$10.0
Cumulative repurchases as of June 30, 2017	1,000,657	$82.9
Remaining dollar value of shares that may be repurchased	n/a	$67.1

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Stockholders' Equity (Continued)

Treasury Stock

Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the six months ended June 30, 2017, the Company re-issued 235,152 shares of treasury stock at a total FIFO cost of $8.4 million.

5. Income Taxes

The Company's effective tax rate was 44.3% for the six months ended June 30, 2017 as compared to 35.2% for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was higher due to an increase in unrecognized tax benefits primarily related to §199 domestic production activity deductions pertaining to internal software development and to the Company’s adoption of accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as income tax benefits or expense in the income statement, rather than being recorded in additional paid-in capital on the balance sheet as was the practice prior to adoption of the new accounting guidance. The effective tax rate for the six months ended June 30, 2017 increased by 4.3% because of the additional unrecognized tax benefits, while adoption of the new accounting guidance, effective January 2, 2017, increased the Company's effective tax rate by 2.6%. The effective tax rate for the six months ended June 30, 2016 was lower by 2.5% primarily due to applying a lower state income tax rate to the deferred tax balances.

The total gross unrecognized tax benefit as of June 30, 2017 and December 31, 2016 was $6.0 million and $3.9 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $3.8 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

As of June 30, 2017, accrued interest was $1.0 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2016, accrued interest was $1.0 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

The Company files federal income tax returns and the Company or one of its subsidiaries files income tax returns in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2011. The Internal Revenue Service commenced examination of the Company’s U.S. federal income tax return for the tax years 2011 to 2013 during the year. The examination is currently in process. The Company believes that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

6. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$1.5	$2.5	$7.7	$5.7
Liability classified awards expense	(1.3)	0.3	(1.1)	1.1
Total pre-tax stock-based compensation expense	0.2	2.8	6.6	6.8
Book income tax benefit	(0.1)	(1.1)	(2.5)	(2.6)
Total stock-based compensation expense, net of tax	$0.1	$1.7	$4.1	$4.2

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Stock-Based Compensation (Continued)

As of June 30, 2017, total unrecognized compensation expense of $14.2 million related to restricted stock and restricted stock units and $3.1 million related to stock options are expected to be recognized over a weighted average period of 1.71 years for restricted stock and restricted stock units and 1.72 years for stock options.

Equity Classified Awards - Stock Options

The estimated fair value of the stock options granted during the six months ended June 30, 2017 was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.9%
Weighted average historical volatility	22.9%
Dividend yield	7.3%
Expected years until exercise	4.5
Weighted average fair value of options granted	$4.31

Stock option balances as of June 30, 2017, and related activity for the six months ended June 30, 2017 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2016	701,134	$80.04
Granted	537,030	53.42
Exercised	(64,916)	40.59
Expired	(46,088)	79.76
Forfeited	(67,033)	73.84
Outstanding at June 30, 2017	1,060,127	69.38	7.0	$0.0
Vested at June 30, 2017 and Expected to Vest	962,331	70.58	6.7	$0.0
Exercisable at June 30, 2017	468,437	$81.88	3.8	$0.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the second quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of June 30, 2017, and activity related to restricted stock and restricted stock units for the six months ended June 30, 2017 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	235,472	$92.91	34,058	$93.95
Granted	170,236	54.43	22,926	54.97
Released	(88,341)	88.83	(12,199)	81.57
Forfeited	(47,005)	81.77	—	—
Outstanding at June 30, 2017	270,362	$71.86	44,785	$78.15

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

months ended June 30, 2017 and 2016, a credit of $1.3 million and an expense of $0.3 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the six months ended June 30, 2017 and 2016, a credit of $1.1 million and an expense of $1.1 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At June 30, 2017 and December 31, 2016, liabilities of $0.1 million and $1.2 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

7. Segments

The Company has four operating segments: franchise operations (an aggregation of Applebee’s and IHOP franchise operations), rental operations, company-operated restaurant operations and financing operations. The Company views all operating segments as reportable segments regardless of whether any segment exceeds 10% of consolidated revenues, segment profit or total assets.

As of June 30, 2017, the franchise operations segment consisted of (i) 1,968 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 14 countries outside the United States and (ii) 1,752 restaurants operated by IHOP franchisees and area licensees in the United States, three U.S. territories and 12 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), franchise advertising fees from domestic IHOP restaurants and international restaurants of both brands and franchise fees.  Franchise operations expenses include advertising expenses from domestic IHOP restaurants and international restaurants of both brands, the cost of IHOP proprietary products, IHOP and Applebee's pre-opening training expenses and other franchise-related costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense from capital leases on franchisee-operated restaurants.

Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs. In June 2017, the Company refranchised nine of ten company-operated restaurants in the Cincinnati, Ohio market area; the one restaurant not refranchised was permanently closed. As a result, the Company no longer operates any IHOP restaurants on a permanent basis. The Company has not presented these restaurants as discontinued operations as defined by U.S. GAAP because the refranchising of nine restaurants out of a total of over 3,700 restaurants did not represent a strategic shift that had a major effect on the Company's operations.

From time to time, the Company may operate IHOP restaurants reacquired from franchisees on a temporary basis until those restaurants are refranchised. There were no IHOP restaurants under temporary operation at June 30, 2017.

Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

Information on segments is as follows:

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Segments (Continued)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In millions)
Revenues from external customers:
Franchise operations	$119.6	$122.5	$239.1	$247.5
Rental operations	30.1	30.8	60.6	62.2
Company restaurants	3.4	4.5	7.5	9.3
Financing operations	2.1	2.5	4.2	4.8
Total	$155.2	$160.3	$311.4	$323.8

Interest expense:
Rental operations	$2.6	$3.0	$5.4	$6.1
Company restaurants	0.1	0.1	0.2	0.2
Corporate	15.8	15.4	31.1	30.7
Total	$18.5	$18.5	$36.7	$37.0

Depreciation and amortization:
Franchise operations	$2.7	$2.6	$5.4	$5.2
Rental operations	3.0	3.2	6.0	6.3
Company restaurants	—	0.1	0.1	0.2
Corporate	2.0	1.6	3.9	3.8
Total	$7.7	$7.5	$15.4	$15.5

Gross profit, by segment:
Franchise operations	$82.4	$87.5	$165.2	$176.8
Rental operations	7.5	7.8	15.3	16.0
Company restaurants	(0.1)	(0.2)	(0.3)	(0.6)
Financing operations	2.1	2.3	4.2	4.6
Total gross profit	91.9	97.4	184.4	196.8
Corporate and unallocated expenses, net	(52.2)	(57.7)	(120.4)	(116.0)
Income before income tax provision	$39.7	$39.7	$64.0	$80.8

8. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$21,280	$26,829	$35,643	$52,372
Less: Net income allocated to unvested participating restricted stock	(342)	(384)	(602)	(766)
Net income available to common stockholders - basic	20,938	26,445	35,041	51,606
Effect of unvested participating restricted stock in two-class calculation	—	1	—	1
Net income available to common stockholders - diluted	$20,938	$26,446	$35,041	$51,607
Denominator:
Weighted average outstanding shares of common stock - basic	17,719	18,085	17,707	18,173
Dilutive effect of stock options	6	103	14	107
Weighted average outstanding shares of common stock - diluted	17,725	18,188	17,721	18,280
Net income per common share:
Basic	$1.18	$1.46	$1.98	$2.84
Diluted	$1.18	$1.45	$1.98	$2.82

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

The fair values of the Company's Series 2014-1 Class A-2 Notes (the “Class A-2 Notes”) at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt	$1,284.4	$1,278.1	$1,282.7	$1,286.2

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $331.5 million as of June 30, 2017. This amount represents the maximum potential liability for future payments under these leases. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $58.7 million. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2017 through 2048. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred. No material lease payment guarantee liabilities have been recorded as of June 30, 2017.

11. Restricted Cash

Current restricted cash of $31.4 million at June 30, 2017 primarily consisted of $27.1 million of funds required to be held in trust in connection with the Company's securitized debt and $3.9 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $30.3 million at December 31, 2016 primarily consisted of $25.7 million of funds required to be held in trust in connection with the Company's securitized debt and $4.3 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Non-current restricted cash of $14.7 million at June 30, 2017 and December 31, 2016 represents interest reserves required to be set aside for the duration of the Company's securitized debt.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Facility Exit Costs (Continued)

12. Refranchising of Company-operated Restaurants

In June 2017, the Company completed the refranchising and sale of related restaurant assets of nine company-operated IHOP restaurants in the Cincinnati, Ohio market area. As part of the transaction, the Company entered into an asset purchase agreement, nine franchise agreements and nine sublease agreements for land and buildings. The Company compared the stated rent under the sublease agreements with comparable market rents and recorded net favorable lease assets of $2.3 million in connection with the transaction. The Company also received cash of $1.1 million and a note receivable for $4.8 million. After allocating a portion of the consideration to franchise fees and derecognition of the assets sold, the Company recognized a gain of $6.2 million on the refranchising and sale during the three and six months ended June 30, 2017.

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

Through various subsidiaries, we own and franchise the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees or area licensees and their sub-licensees (collectively, “area licensees”). With over 3,700 restaurants combined, all of which are franchised, we believe we are one of the largest full-service restaurant companies in the world. The June 19, 2017 issue of Nation's Restaurant News reported that IHOP and Applebee's were the largest restaurant systems in the family dining and casual dining categories, respectively, in terms of United States system-wide sales during 2016. This marks the tenth consecutive year our two brands have achieved the number one ranking in Nation's Restaurant News.

Key Financial Results

	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions, except per share data)
Income before income taxes	$39.7	$39.7	$0.0	$63.9	$80.8	$(16.9)
Income tax provision	(18.4)	(12.9)	(5.5)	(28.3)	(28.4)	0.1
Net income	$21.3	$26.8	$(5.5)	$35.6	$52.4	$(16.8)
% change vs. prior period	(20.7)%			(31.9)%

Effective tax rate	46.5%	32.5%	(14.0)%	44.3%	35.2%	(9.1)%

			% increase (decrease)			% increase (decrease)
Net income per diluted share	$1.18	$1.45	(18.6)%	$1.98	$2.82	(29.8)%
Weighted average shares	17.7	18.2	(2.5)%	17.7	18.3	(3.1)%

Following are the significant reasons for the changes in our income before income taxes between the respective periods:

	Three months ended June 30, 2017	Six months ended June 30, 2017
Decrease in gross profit:	(In millions)
Applebee's franchise operations	$(5.7)	$(12.5)
All other operations	0.2	0.1
Total gross profit decrease	(5.5)	(12.4)
Increase in General and Administrative (G&A) expenses:
Executive separation costs	—	(8.8)
All other G&A	(0.9)	(3.0)
Total G&A increase	(0.9)	(11.8)
Gain on disposition of assets	6.2	6.9
Other	0.2	0.4
Increase (decrease) in income before income taxes	$0.0	$(16.9)

Our effective tax rate (“ETR”) was significantly higher during the three and six months ended June 30, 2017, as compared to the respective periods of the prior year. The increase was primarily due to the following items:

•
An increase in estimated unrecognized tax benefits in 2017 related to our §199 domestic production activity deductions pertaining to internal software development (“§199 deductions”) (increased the 2017 ETR);

•
Adoption of a new accounting standard in 2017 that required excess tax benefits or deficiencies be recorded as an income tax benefit or expense when the awards vest or are settled (increased the 2017 ETR); and

•	A reduction in deferred tax liabilities in 2016 due to a change in estimated state tax rates (lowered the 2016 ETR).

See “Events Impacting Comparability of Financial Information,” for additional discussion of each item. We currently expect our effective tax rate for the second half of 2017 will be approximately 40%.

A decrease in weighted average shares outstanding increased our net income per diluted share for the three and six months ended June 30, 2017 by approximately $0.03 and $0.06, respectively. The decrease in weighted average shares outstanding is primarily due to the repurchase of our common stock pursuant to stock repurchase programs (see “Liquidity and Capital Resources of the Company, Share Repurchases”), partially offset by net issuances of shares pursuant to stock-based compensation programs.

Key Performance Indicators

In evaluating the performance of each restaurant concept, we consider the key performance indicators to be the system-wide sales percentage change, the percentage change in domestic system-wide same-restaurant sales (“comp sales”) and net franchise restaurant development. Changes in both comp sales and in the number of Applebee's and IHOP franchise restaurants will impact our system-wide retail sales that drive franchise royalty revenues. Restaurant development also impacts franchise revenues in the form of initial franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of these key performance indicators for the three and six months ended June 30, 2017 is as follows:

	Three months ended June 30, 2017		Six months ended June 30, 2017
	Applebee's	IHOP	Applebee's	IHOP
Sales percentage (decrease) increase	(7.5)%	0.2%	(8.1)%	0.2%
% decrease in domestic system-wide same-restaurant sales	(6.2)%	(2.6)%	(7.0)%	(2.1)%
Net franchise restaurant (reduction) development (1)	(30)	12	(48)	20
(1) Franchise and area license restaurant openings, net of closings

The Applebee's sales percentage decrease for the three and six months ended June 30, 2017 was due to the combined effects of declines in comp sales and restaurant closures. The IHOP sales percentage increase for the three and six months ended June 30, 2017 was due to net restaurant development that was offset by declines in comp sales.

Detailed information on each of these key performance indicators is presented under the captions “Restaurant Data,” “Domestic Same-Restaurant Sales” and “Restaurant Development Activity” that follow.

Domestic Same-Restaurant Sales

Applebee’s domestic system-wide same-restaurant sales decreased 6.2% for the three months ended June 30, 2017 from the same period in 2016. The decrease primarily resulted from a decline in customer traffic, partially offset by a small increase in average customer check. As depicted above, the change in same-restaurant sales for the second quarter 2017 marked the first improvement in quarterly results from that of the immediately preceding quarter in two years. The improvement was due primarily to a smaller decline in traffic than in the preceding quarter. For the six months ended June 30, 2017, Applebee’s domestic system-wide same-restaurant sales decreased 7.0% from the same period in 2016. The decrease primarily resulted from a decline in customer traffic as well as a small decrease in average customer check. Same-restaurant sales for the first six months of 2017 are not necessarily indicative of results expected for the full year.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), the casual dining segment of the restaurant industry also experienced an overall decrease in same-restaurant sales during both the three and six months ended June 30, 2017. These decreases were due to a decline in customer traffic that was partially offset by an increase in average customer check. For both the three and six months ended June 30, 2017, Applebee's declines in traffic and same-restaurant sales were substantially larger than those experienced by the overall casual dining segment.

We believe the differential between Applebee's performance and that of the casual dining segment is due in large part to tactical initiatives previously implemented by Applebee's that did not generate desired results and to the inconsistent quality of operations across the Applebee's system. We have engaged third-party consultants to assess the continued decline in Applebee's traffic and same-restaurant sales and to provide actionable recommendations to stabilize the decline. We expect to incur approximately $10 million of costs related to these stabilization initiatives in 2017, of which approximately $6 million was incurred as G&A expense during the six months ended June 30, 2017. We also expect to contribute approximately $8 million to the Applebee's National Advertising Fund (the “Applebee's NAF”) in the second half of 2017 to help mitigate the decline in franchisee contributions to the Applebee's NAF that are based on a percentage of restaurant sales.

Some of the stabilization actions we are implementing relate to brand repositioning and operational improvements. Shorter-term actions, such as reducing the variability of the customer experience across the Applebee's system, have shown improvement as the number of restaurants receiving the lowest of our internal ratings has declined since the end of 2016.

As discussed under “Financial Results - Franchise Operations,” Applebee's has experienced a decrease in royalty revenue because of the decline in same-restaurant sales that is primarily due to a decline in customer traffic. The decline in same-restaurant sales has adversely impacted franchisee's financial health, resulting in increases in our bad debt expense and in our royalties not recognized as revenue until paid in cash (“cash basis royalties”). A franchisee that represents approximately 5% of Applebee's domestic system-wide sales is exhibiting a higher level of financial difficulty. We are addressing all franchisee's financial health through a collaborative effort between ourselves, a third-party advisor and franchisee representatives. We are considering various forms of assistance to franchisees, such as restaurant closures, assessing franchisee debt arrangements, temporary forbearance on payment obligations, extensions of credit and other support programs. To date, the assistance provided primarily has been the approved closures of non-viable restaurants. Any additional assistance to franchisees may entail incremental costs.

IHOP’s domestic system-wide same-restaurant sales decreased 2.6% for the three months ended June 30, 2017 from the same period in 2016. The decrease resulted from a decline in customer traffic that was partially offset by an increase in average customer check. The decline in IHOP's quarter-over-quarter customer traffic during the second quarter of 2017 was larger than the decline during the first quarter of 2017. Other than a slightly smaller decrease in customer traffic in the first quarter of 2017, the decline in IHOP's quarter-over-quarter customer traffic had grown progressively larger from the fourth quarter of 2015 to the current quarter. For the six months ended June 30, 2017, IHOP’s domestic system-wide same-restaurant sales decreased 2.1% from the same period in 2016. That decrease was also due to a decline in customer traffic that was partially offset by an increase in average customer check. We believe the decrease in customer traffic during the three and six months ended June 30, 2017 was due in part to softness in our dinner daypart as the result of advertising promotions that did not drive sales and traffic as anticipated. Same-restaurant sales for the first six months of 2017 are not necessarily indicative of results expected for the full year.

Based on data from Black Box, the family dining segment of the restaurant industry experienced a decrease in same-restaurant sales during the three and six months ended June 30, 2017, compared to the same periods of the prior year, due to a decrease in customer traffic that was partially offset by an increase in average customer check. IHOP's declines in customer traffic and same-restaurant sales were larger than those experienced by the overall family dining segment for the three and six months ended June 30, 2017. IHOP's increase in average customer check was approximately the same as that of the overall family dining segment for the three months ended June 30, 2017, whereas IHOP's increase in average customer check was larger than that of the overall family dining segment for the six months ended June 30, 2017.

As reported by Black Box, customer traffic declined for the overall restaurant industry as well as for both the casual dining and family dining segments of the restaurant industry during the three and six months ended June 30, 2017. A decline in customer traffic may be offset in the short term by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition due to, among other things, reduced royalty revenues, higher bad debt expense resulting from the failure or inability of franchisees to pay amounts owed to us when due, and a possible decline in the number of franchise restaurants because of reduced development or restaurant closures.

Restaurant Data

The following table sets forth the number of “Effective Restaurants” in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior year. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company and, as such, the percentage change in sales at Effective Restaurants is based on non-GAAP sales data. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about plans for future development of additional restaurants as well as evaluation of current operations.

—	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,984	2,028	1,995	2,029
System-wide(b)
Sales percentage change(c)	(7.5)%	(4.4)%	(8.1)%	(4.2)%
Domestic same-restaurant sales percentage change(d)	(6.2)%	(4.2)%	(7.0)%	(3.9)%
Franchise(b)
Sales percentage change(c)	(7.5)%	(3.4)%	(8.1)%	(3.2)%
Domestic same-restaurant sales percentage change(d)	(6.2)%	(4.2)%	(7.0)%	(3.9)%
Average weekly domestic unit sales (in thousands)	$44.2	$46.5	$44.7	$47.6

IHOP Restaurant Data

Effective Restaurants(a)
Franchise	1,565	1,510	1,559	1,508
Area license	166	165	166	165
Company	9	11	9	11
Total	1,740	1,686	1,734	1,684

System-wide(b)
Sales percentage change(c)	0.2%	2.5%	0.2%	2.4%
Domestic same-restaurant sales percentage change(d)	(2.6)%	0.2%	(2.1)%	0.8%
Franchise(b)
Sales percentage change(c)	0.5%	2.8%	0.6%	2.6%
Domestic same-restaurant sales percentage change(d)	(2.6)%	0.2%	(2.1)%	0.8%
Average weekly domestic unit sales (in thousands)	$36.3	$37.5	$36.6	$37.6
Area License(b)
Sales percentage change(c)	(1.4)%	0.5%	(2.6)%	0.4%

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Reported sales (In millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$1,049.6	$1,134.2	$2,135.8	$2,323.2
IHOP franchise restaurant sales	739.2	735.4	1,483.4	1,474.3
IHOP area license restaurant sales	69.2	70.2	141.7	145.5
Total	$1,858.0	$1,939.8	$3,760.9	$3,943.0

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

Restaurant Development Activity	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Applebee's	(Unaudited)
Beginning of period	1,998	2,029	2,016	2,033

Franchise restaurants opened:
Domestic	4	2	5	7
International	4	3	4	4
Total franchise restaurants opened	8	5	9	11
Franchise restaurants closed:
Domestic	(33)	(6)	(52)	(12)
International	(5)	(1)	(5)	(5)
Total franchise restaurants closed	(38)	(7)	(57)	(17)
Net franchise restaurant reduction	(30)	(2)	(48)	(6)

Total Applebee's restaurants, end of period	1,968	2,027	1,968	2,027
Domestic	1,811	1,873	1,811	1,873
International	157	154	157	154

IHOP
Summary - beginning of period:
Franchise	1,564	1,509	1,556	1,507
Area license	167	164	167	165
Company	10	11	10	11
Total IHOP restaurants, beginning of period	1,741	1,684	1,733	1,683

Franchise/area license restaurants opened:
Domestic franchise	9	13	20	19
Domestic area license	—	2	—	2
International franchise	8	2	12	3
Total franchise/area license restaurants opened	17	17	32	24
Franchise/area license restaurants closed:
Domestic franchise	(2)	(5)	(9)	(8)
Domestic area license	(1)	—	(1)	(1)
International franchise	(2)	(1)	(2)	(3)
Total franchise/area license restaurants closed	(5)	(6)	(12)	(12)
Net franchise/area license restaurant development	12	11	20	12
Refranchised from Company restaurants	9	1	9	1
Net franchise/area license restaurant additions	21	12	29	13

Summary - end of period:
Franchise	1,586	1,519	1,586	1,519
Area license	166	166	166	166
Company(a)	—	10	—	10
Total IHOP restaurants, end of period	1,752	1,695	1,752	1,695
Domestic	1,646	1,616	1,646	1,616
International	106	79	106	79
(a) During the three months ended June 30, 2017, nine company-operated restaurants were refranchised and one was permanently closed.

For the full year of 2017, we expect Applebee's franchisees to develop between 20 and 30 new restaurants globally, most of which are expected to be international openings. As part of a detailed system-wide analysis to optimize the health of the franchisee system, we anticipate the closing of between 105 to 135 Applebee's restaurants globally for the full year of 2017. The anticipated net decline in the number of Applebee's restaurants will result in a decrease in Applebee's royalty revenues. IHOP franchisees are projected to develop between 80 and 95 new IHOP restaurants globally, most of which are expected to be domestic openings. We expect the closing of between 20 and 25 IHOP restaurants from natural attrition in 2017.

The actual number of openings may differ from both our expectations and development commitments. Historically, the actual number of restaurants developed in any given year has been less than the total number committed to be developed due to various factors, including economic conditions and franchisee noncompliance with development agreements. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays, difficulties in obtaining timely regulatory approvals and the impact of currency fluctuations on our international franchisees. The actual number of closures also may differ from our expectations. Our franchisees are independent businesses and decisions to close restaurants can be impacted by numerous factors in addition to declines in same-restaurant sales that are outside of our control, including but not limited to, franchisees' agreements with landlords and lenders.

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
Events Impacting Comparability of Financial Information
2017 Events

Executive Separation Costs

On February 17, 2017, we announced the resignation of our former Chairman and Chief Executive Officer (the “former CEO”), effective March 1, 2017. In accordance with terms of the Separation Agreement and General Release filed as Exhibit 10.1 to Form 8-K filed on February 17, 2017, we recorded approximately $5.9 million for severance, separation pay and ancillary costs in the first quarter of 2017. The former CEO also vested in all stock options and restricted stock awards that were unvested at the time of the announcement. We recorded a charge of approximately $2.9 million related to the accelerated vesting of the equity awards in the first quarter of 2017. Total costs of $8.8 million related to the separation were included in G&A expenses for the six months ended June 30, 2017, all of which were incurred in the first quarter of 2017.

Change in Accounting Principle

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that addressed accounting for certain aspects of share-based payments, including excess tax benefits or deficiencies, which represent the difference between the actual tax benefit received at the date of vesting or settlement of an equity award and the book tax benefit recognized over the vesting period of share-based payments. We adopted the new guidance in the first quarter of 2017. The new guidance requires that excess tax benefits or deficiencies be recorded as an income tax benefit or expense when the awards vest or are settled. Previously, the excess tax benefits or deficiencies were recorded in additional paid-in capital on the balance sheet. As the result of adopting the new guidance, during the three and six months ended June 30, 2017, we recorded excess tax deficiencies of $0.9 million and $1.7 million, respectively, as part of our income tax provision, which increased our effective tax rate in these periods by 2.2% and 2.6%, respectively.

Adjustment to Unrecognized Tax Benefits

During the three months ended June 30, 2017, we increased unrecognized tax benefits primarily related to our §199 deductions. The change in unrecognized tax benefits increased our effective tax rate for the three and six months ended June 30, 2017 by 6.9% and 4.3%, respectively.

2016 Events

Consolidation of Kansas City Restaurant Support Center

In September 2015, we announced a decision to consolidate many core Applebee's restaurant and franchisee support functions and relocate them from Kansas City, Missouri to our Glendale, California headquarters. We recorded G&A expenses of $0.5 million and $2.6 million related to the consolidation in the three and six months ended June 30, 2016, respectively, most of which related to relocation and severance costs for employees impacted by the consolidation action. The consolidation action was completed in 2016 and no significant consolidation charges were incurred in fiscal 2017.

During the three months ended June 30, 2016, we negotiated the termination of our lease on two of four floors of the Kansas City facility and recorded charges of $2.5 million related to this termination as part of closure and impairment costs in the Consolidated Statement of Comprehensive Income.

Adjustment to Deferred Tax Liabilities

Because of the consolidation action discussed above, our estimated state tax rate that will be effective when temporary book/tax differences are realized in the future will be lower than the effective state tax rate that was used to record net deferred tax liabilities when the temporary book/tax differences arose. Primarily because of this lower rate, we reduced deferred tax liabilities and our income tax provision by approximately $2.0 million during the three months ended June 30, 2016. This change lowered our combined effective tax rate for the three months ended June 30, 2016 from what would have been 37.5% without the adjustment to 32.5% and our combined effective tax rate for the six months ended June 30, 2016 from what would have been 37.7% without the adjustment to 35.2%.

Financial Results

Revenue	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions)
Franchise operations	$119.6	$122.5	$(2.9)	$239.1	$247.5	$(8.4)
Rental operations	30.1	30.8	(0.7)	60.6	62.2	(1.6)
Company restaurant operations	3.4	4.5	(1.1)	7.5	9.3	(1.8)
Financing operations	2.1	2.5	(0.4)	4.2	4.8	(0.6)
Total revenue	$155.2	$160.3	$(5.1)	$311.4	$323.8	$(12.4)
Change vs. prior period	(3.2)%			(3.8)%

Total revenue for the three months ended June 30, 2017 decreased compared with the same period of the prior year, primarily due to the decrease in revenue from Applebee's franchise restaurants. Additional reasons for the decline in revenue include the operation of fewer reacquired IHOP franchise restaurants, the impact of a 2.6% decrease in IHOP domestic same-restaurant sales on royalty and rental revenue and the expected progressive decline in interest revenue from rental and financing operations as receivable balances are repaid. These unfavorable factors were partially offset by IHOP franchisee restaurant development over the past twelve months.

 Total revenue for the six months ended June 30, 2017 decreased compared with the same period of the prior year, primarily due to the decrease in revenue from Applebee's franchise restaurants. Additional reasons for the decline in revenue include the operation of fewer reacquired IHOP franchise restaurants, the impact of a 2.1% decrease in IHOP domestic same-restaurant sales on royalty and rental revenue and the expected progressive decline in interest revenue from rental and financing operations as receivable balances are repaid. These unfavorable factors were partially offset by IHOP franchisee restaurant development over the past twelve months.

Gross Profit (Loss)	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions)
Franchise operations	$82.4	$87.5	$(5.1)	$165.2	$176.8	$(11.6)
Rental operations	7.5	7.8	(0.3)	15.3	16.0	(0.7)
Company restaurant operations	(0.1)	(0.2)	0.1	(0.3)	(0.6)	0.3
Financing operations	2.1	2.3	(0.2)	4.2	4.6	(0.4)
Total gross profit	$91.9	$97.4	$(5.5)	$184.4	$196.8	$(12.4)
Change vs. prior period	(5.7)%			(6.3)%

Total gross profit for the three and six months ended June 30, 2017 declined compared with the same periods of the prior year, primarily due to the decreases in revenue from franchise, rental and financing operations for the reasons described above as well as an increase in bad debt expense of franchise operations. These unfavorable factors were partially offset in rental operations by declines in interest expense as capital lease obligations are repaid and in depreciation expense as assets age.

	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
Franchise Operations	2017	2016		2017	2016
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,984	2,028	(44)	1,995	2,029	(34)
IHOP	1,731	1,675	56	1,725	1,673	52
Franchise Revenues:
Applebee’s	$44.6	$48.1	$(3.5)	$90.0	$99.0	$(9.0)
IHOP	46.9	46.5	0.3	92.7	92.5	0.2
Advertising	28.1	27.9	0.2	56.4	56.0	0.4
Total franchise revenues	119.6	122.5	(2.9)	239.1	247.5	(8.4)
Franchise Expenses:
Applebee’s	3.6	1.4	(2.2)	6.6	3.1	(3.5)
IHOP	5.5	5.7	0.2	10.9	11.6	0.7
Advertising	28.1	27.9	(0.2)	56.4	56.0	(0.4)
Total franchise expenses	37.2	35.0	(2.2)	73.9	70.7	(3.2)
Franchise Gross Profit:
Applebee’s	41.0	46.7	(5.7)	83.4	95.9	(12.5)
IHOP	41.4	40.8	0.5	81.8	80.9	0.9
Total franchise gross profit	$82.4	$87.5	$(5.1)	$165.2	$176.8	$(11.6)
Gross profit as % of revenue (2)	68.9%	71.4%		69.1%	71.4%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in each fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee’s franchise revenue for the three months ended June 30, 2017 declined 7.3% compared to the same period of the prior year. Approximately $2.6 million of the decline was due to a 6.2% decrease in domestic same-restaurant sales. Additional factors contributing to the revenue decline were a $0.7 million decrease in royalties due to the net closure of franchise restaurants and an increase of $0.4 million in cash basis royalties.

Applebee’s franchise revenue for the six months ended June 30, 2017 declined 9.1% compared to the same period of the prior year. Approximately $6.3 million of the decline was due to a 7.0% decrease in domestic same-restaurant sales. Additional factors contributing to the revenue decline were a $1.1 million decrease in royalties due to the net closure of franchise restaurants, a $1.0 million increase in cash basis royalties and a $0.5 million decrease in termination fees. We do not expect to receive any termination fees from approved closures of restaurants in 2017.

The increases in Applebee's franchise expenses for the three and six months ended June 30, 2017 compared with the same periods of the prior year were primarily due to increases in bad debt expense of $2.1 million and $3.6 million, respectively.

IHOP franchise revenue for the three months ended June 30, 2017 increased slightly compared to the same period of the prior year. A 3.1% increase in Effective Franchise Restaurants due to net restaurant development and a $0.5 million increase in international royalties were offset by a 2.6% decrease in domestic same-restaurant sales.

IHOP franchise revenue for the six months ended June 30, 2017 increased slightly compared to the same period of the prior year. A 3.3% increase in Effective Franchise Restaurants due to net restaurant development and a $0.7 million increase in international royalties were largely offset by a 2.1% decrease in domestic same-restaurant sales and an $0.8 million decrease in sales of pancake and waffle dry mix.

The decrease in IHOP franchise expenses for the six months ended June 30, 2017 compared with the same period of the prior year was primarily due to a decrease in purchases of pancake and waffle dry mix partially offset by increased Company contributions to marketing funds.

Advertising contributions designated for IHOP’s national advertising fund and local marketing and advertising cooperatives, as well as advertising contributions from international franchise restaurants of both brands, are recognized as revenue and expense of franchise operations. However, due to differences in the administration of the Applebee’s marketing fund, contributions to Applebee's domestic marketing fund are not recognized as franchise revenue and expense. Advertising revenue and expense for the three and six months ended June 30, 2017 increased slightly compared to the same periods of the prior year, primarily due to increased contributions from international franchise restaurants of both brands. The impact on advertising revenue and expense of the increase in the number of IHOP restaurants was offset by the decrease in IHOP domestic same-restaurant sales.

Gross profit as a percentage of revenue declined for the three and six months ended June 30, 2017 compared to the same respective periods of the prior year, primarily because of the decrease in Applebee's domestic same-restaurant sales and the increase in bad debt expense. We expect that gross profit of franchise operations in the second half of 2017 will continue to be adversely impacted by additional Applebee's restaurant closures and increases in bad debt expense and cash basis royalties, the effects of which may be greater in the last six months of 2017 than they were in the first six months of 2017.

Rental Operations	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions)
Rental revenues	$30.1	$30.8	$(0.7)	$60.6	$62.2	$(1.6)
Rental expenses	22.6	23.0	0.4	45.3	46.2	0.9
Rental operations gross profit	$7.5	$7.8	$(0.3)	$15.3	$16.0	$(0.7)
Gross profit as % of revenue (1)	24.7%	25.3%		25.2%	25.7%
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

Rental segment revenue for the three months ended June 30, 2017 was lower than the same period of the prior year primarily due to a $0.4 million decrease in rental income based on a percentage of franchisees' retail sales and the expected progressive decline of $0.3 million in interest income as direct financing leases are repaid. Rental segment revenue for the six months ended June 30, 2017 was lower than the same period of the prior year primarily due to an $0.8 million decrease in rental income based on a percentage of franchisees' retail sales and the expected progressive decline of $0.6 million in interest income as direct financing leases are repaid.

Rental segment expenses decreased for the three and six months ended June 30, 2017 compared to the same periods of the prior year primarily because of the expected progressive declines in interest expense as capital lease obligations are repaid and in depreciation as assets age. The decreases in rental operation gross profit for the three and six months ended June 30, 2017 compared to the same periods of the prior year were primarily due to decreases in rental income based on a percentage of franchisees' retail sales.

Financing Operations

Financing revenues primarily consist of interest income from the financing of equipment leases and franchise fees, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are the cost of any restaurant equipment sold associated with refranchised IHOP restaurants.

The decrease in financing revenue and gross profit for the three and six months ended June 30, 2017 was primarily due to the expected progressive declines of $0.2 million and $0.4 million, respectively, in interest revenue as note balances are repaid.

Company Restaurant Operations

Effective June 19, 2017, we refranchised nine of our ten company-operated IHOP restaurants in the Cincinnati, Ohio market area; the one restaurant not refranchised was closed. As a result, we no longer operate any IHOP restaurants on a permanent basis. We did not consider these restaurants to be “discontinued operations” as defined by U.S. GAAP because the refranchising of nine restaurants out of a total of over 3,700 restaurants did not represent a strategic shift that had a major effect on our operations. From time to time, we may continue to operate IHOP restaurants reacquired from franchisees on a temporary basis until those restaurants are refranchised. There were no IHOP restaurants under temporary operation as of June 30, 2017.

Company restaurant revenues and expenses decreased for the three and six months ended June 30, 2017 compared to the same periods of the prior year primarily because we did not operate any reacquired restaurants during the first six months of 2017, whereas we did operate one reacquired restaurant during the first six months of 2016. Additionally, because of the refranchising discussed above, we operated the Cincinnati restaurants for two fewer weeks during the three and six months ended June 30, 2017 as compared to the same periods of the prior year. Gross profit for the three and six months ended June 30, 2017 improved slightly because the temporary operation of reacquired restaurants typically results in a small loss.

General and Administrative Expenses
Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
2017	2016		2017	2016
(In millions)
$37.4	$36.5	$(0.9)	$87.7	$75.9	$(11.8)

The increase in G&A expenses for the three months ended June 30, 2017 compared to the same period of the prior year was primarily due to a $2.9 million increase in professional services partially offset by a $1.1 million decrease in personnel-related costs and a decrease of $0.7 million in conference and travel costs.

The increase in professional services primarily related to our utilization of third-party consultants related to the Applebee's stabilization initiatives discussed under “Domestic Same-restaurant Sales - Applebee's.” The decrease in personnel-related costs is primarily due to lower costs of stock-based compensation, which was partially offset by higher costs of severance, an increase in salary and benefits related to the hiring of several senior management positions over the past twelve months and a decrease in certain employment-related incentive credits because of our reduction of personnel in the state of Missouri.

The increase in G&A expenses for the six months ended June 30, 2017 compared to the same period of the prior year was primarily due to charges of $8.8 million related to the executive separation costs discussed under “Events Impacting Comparability of Financial Information.” The additional increase in G&A of $3.0 million was due to a $5.4 million increase in professional services and a $0.6 million increase in personnel-related costs, partially offset by a decrease of $1.3 million in recruiting and relocation costs, a $1.0 million decrease in travel and conference costs and a $0.7 million decrease in occupancy costs.

The increase in professional services primarily related to our utilization of third-party consultants related to the Applebee's stabilization initiatives discussed under “Domestic Same-restaurant Sales - Applebee's.” The increase in personnel-related costs was primarily due to an increase in salary and benefits related to the hiring of several senior management positions over the past twelve months, an increase in severance costs and a decrease in certain employment-related incentive credits because of our reduction of personnel in the state of Missouri, partially offset by lower costs of stock-based compensation The decrease in recruiting, relocation and occupancy expenses related to costs incurred in 2016 related to the consolidation action discussed under “Events Impacting Comparability of Financial Information” that did not recur in 2017.

(Gain) Loss on Disposition of Assets
Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
2017	2016		2017	2016
(In millions)
$(6.2)	$(0.0)	$6.2	$(6.4)	$0.6	$6.9

In June 2017, the Company completed the refranchising and sale of related restaurant assets of nine company-operated IHOP restaurants in the Cincinnati, Ohio market area. As part of the transaction, the Company entered into an asset purchase agreement, nine franchise agreements and nine sublease agreements for land and buildings. The Company compared the stated rent under the sublease agreements with comparable market rents and recorded net favorable lease assets of $2.3 million in connection with the transaction. The Company also received cash of $1.1 million and a note receivable for $4.8 million. After allocating a portion of the consideration to franchise fees and derecognition of the assets sold, the Company recognized a gain of $6.2 million on the refranchising and sale during the three and six months ended June 30, 2017. There were no other individually significant asset dispositions in either of the comparative periods presented above.

Other Expense and Income Items	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions)
Interest expense	$15.8	$15.4	$(0.4)	$31.1	$30.7	$(0.4)
Amortization of intangible assets	2.5	2.5	—	5.0	5.0	(0.0)
Closure and impairment charges	2.7	3.3	0.6	2.9	3.7	0.8
Total	$21.0	$21.2	$0.2	$39.0	$39.4	$0.4

Interest expense and amortization of intangible assets for the three and six months ended June 30, 2017 were consistent with the same periods of the prior year.

In June 2017, we permanently closed one company-operated IHOP restaurant in the Cincinnati, Ohio market area and recorded charges of approximately $2.2 million related to the closure. There were no other individually significant closure and impairment charges during the three and six months ended June 30, 2017.

During the three months ended June 30, 2016, we recorded $2.5 million of lease termination costs related to the consolidation action discussed under “Events Impacting Comparability of Financial Information” above. We also recorded an impairment charge of $0.6 million related to one IHOP company-operated restaurant. There were no other individually significant charges during the three and six months ended June 30, 2016.

During the six months ended June 30, 2017, we performed assessments to determine whether events or changes in circumstances have occurred that could indicate a potential impairment to our goodwill and indefinite-lived intangible assets. We considered, among other things, Applebee's key performance indicators during the six months ended June 30, 2017 and what, if any, impact that performance had on the long-term forecast of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital that was used in performing the quantitative impairment test in the fourth quarter of 2016. We also considered recent personnel changes and the current market price of our common stock. We concluded that an interim test for impairment was not necessary as of June 30, 2017. We also considered whether there were any indicators that the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing the assessments.

Income Taxes	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions)
Income tax provision	$18.4	$12.9	$(5.5)	$28.3	$28.4	$0.1
Effective tax rate	46.5%	32.5%	(14.0)%	44.3%	35.2%	(9.1)%
Our income tax provision will vary from period to period for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes between 2017 and 2016 were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Six Months Ended June 30, 2017 and 2016.”
Our effective tax rates for the three and six months ended June 30, 2017 were higher than the statutory federal tax rate of 35%. As discussed under “Events Impacting Comparability of Financial Information,” the increase was primarily due to an increase in our estimated unrecognized tax benefits primarily related to our §199 deductions and to the adoption of new accounting guidance. The change in unrecognized tax benefits increased our effective tax rate for the three and six months ended June 30, 2017 by 6.9% and 4.3%, respectively. Adoption of the new guidance increased our effective tax rate for the three and six months ended June 30, 2017 by 2.2% and 2.6%, respectively. We currently expect our effective tax rate for the second half of 2017 will be approximately 40%.

Our effective tax rates for the three and six months ended June 30, 2016 were lower than the statutory federal tax rate of 35%. In each case, the lower rate was primarily due to the adjustment to deferred tax balances because of the consolidation action discussed under “Events Impacting Comparability of Financial Information,” above.

Liquidity and Capital Resources

At June 30, 2017, our outstanding long-term debt consisted of $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”). We also have a revolving financing facility consisting of Series 2014-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a private securitization transaction pursuant to which substantially all our domestic revenue-generating assets and our domestic intellectual property are held by certain special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all their assets to secure the Notes.

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. At June 30, 2017, our leverage ratio was 5.02x (see Exhibit 12.1). Our leverage ratio has been less than 5.25x for each quarterly period since the Notes were issued and accordingly, no payments of principal have been required. Exceeding the leverage ratio of 5.25x would not violate any covenant related to the Notes.

We may voluntarily repay the Class A-2 Notes at any time; however, if we voluntarily repay the Class A-2 Notes prior to September 2018 we would be required to pay a make-whole premium. We would also be subject to a make-whole premium in the event of a mandatory prepayment occurring prior to September 2018 following a Rapid Amortization Event or certain asset dispositions. The make-whole premium requirements are considered derivatives embedded in the Class A-2 Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial at June 30, 2017, based on the probability-weighted discounted cash flows associated with either event.

The Variable Funding Notes were not drawn upon at June 30, 2017 and we have not drawn on them since issuance. At June 30, 2017, $5.0 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $95.0 million of Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

Our DSCR for the reporting period ended June 30, 2017 was 4.82x (see Exhibit 12.1).

Capital Allocation

Dividends

During the six months ended June 30, 2017, we paid dividends on common stock of $34.9 million, representing cash dividends of $0.97 per share declared in the fourth quarter of 2016 and the first quarter of 2017. On May 15, 2017, our Board of Directors declared a first quarter 2017 cash dividend of $0.97 per share of common stock. This dividend was paid on July 7, 2017 to our stockholders of record at the close of business on June 19, 2017. We reported dividends payable of $17.5 million at June 30, 2017.

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

	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended June 30, 2017	—	$—
Repurchased during the six months ended June 30, 2017	145,786	$10.0
Cumulative repurchases as of June 30, 2017	1,000,657	$82.9
Remaining dollar value of shares that may be repurchased	n/a	$67.1

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on all share repurchase activity during the second quarter of 2017.

Cash Flows

In summary, our cash flows for the six months ended June 30, 2017 and 2016 were as follows:

	Six months ended June 30,
	2017	2016	Variance
	(In millions)
Net cash provided by operating activities	$20.9	$53.9	$(33.0)
Net cash provided by investing activities	3.8	6.5	(2.7)
Net cash used in financing activities	(51.7)	(76.6)	24.9
Net decrease in cash, cash equivalents and restricted cash	$(27.0)	$(16.2)	$(10.8)

Operating Activities

The decrease in cash provided by operating activities for the six months ended June 30, 2017 was primarily due to lower net income as well as unfavorable net changes in working capital. Our net income for the six months ended June 30, 2017 decreased $16.8 million compared to the same period of 2016, primarily because of a decrease in gross profit from franchise operations and an increase in G&A expenses. Each of these factors was discussed in preceding sections of MD&A.

Net changes in working capital used cash of $25.4 million during the first six months of 2017 compared to having used cash of $11.9 million during the first six months of 2016, an unfavorable variance of $13.5 million. The unfavorable variance in working capital changes was primarily due to the timing of payments related to advertising funds, partially offset by a decrease in payments for incentive compensation during the six months ended June 30, 2017.

Investing Activities

Investing activities provided net cash of $3.8 million for the six months ended June 30, 2017. Principal receipts from notes, equipment contracts and other long-term receivables of $9.9 million and proceeds from asset sales of $1.1 million were partially offset by $6.9 million in capital expenditures.

Financing Activities

Financing activities used net cash of $51.7 million for the six months ended June 30, 2017. Cash used in financing activities primarily consisted of cash dividends paid on our common stock totaling $34.9 million, repurchases of our common stock totaling $10.0 million and repayments of capital lease obligations of $7.2 million, partially offset by a net cash inflow of approximately $0.3 million related to equity compensation awards.

Cash and Cash Equivalents

At June 30, 2017, our cash and cash equivalents totaled $112.3 million, including $51.8 million of cash held for gift card programs and advertising funds.

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

Adjusted free cash flow is a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to adjusted free cash flow is as follows:

	Six months ended June 30,
	2017	2016	Variance
	(In millions)
Cash flows provided by operating activities	$20.9	$53.9	$(33.0)
Receipts from notes and equipment contracts receivable	5.2	4.4	0.8
Additions to property and equipment	(6.9)	(1.9)	(5.0)
Adjusted free cash flow	$19.2	$56.4	$(37.2)
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
The decrease in adjusted free cash flow for the six months ended June 30, 2017 compared to the same period of the prior year is primarily due to the decrease in cash from operating activities discussed above and an increase in capital expenditures. Capital expenditures are expected to be approximately $14 million for fiscal 2017.
Off-Balance Sheet Arrangements

We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 10 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of June 30, 2017.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. During the six months ended June 30, 2017, there were no significant changes in our estimates and critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
April 3, 2017 – April 30, 2017(a)	2,471	$54.44	—	$67,100,000
May 1, 2017 – May 28, 2017(a)	2,798	$51.12	—	$67,100,000
May 29, 2017 – July 2, 2017(a)	468	$44.06	—	$67,100,000
Total	5,737	$51.98	—	$67,100,000

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to Registrant's Form 8-K filed on December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K filed on May 23, 2016 is incorporated herein by reference).
*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended June 30, 2017 and Leverage Ratio as of June 30, 2017.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

DineEquity, Inc. (Registrant)

Dated:	August 10, 2017	By:	/s/ Richard J. Dahl
Richard J. Dahl Chairman and Interim Chief Executive Officer (Principal Executive Officer)

Dated:	August 10, 2017	By:	/s/ Greggory H. Kalvin
Greggory H. Kalvin Interim Chief Financial Officer, Senior Vice President, Corporate Controller (Principal Accounting Officer)