Form 10-Q
period 2017-09-30
DineEquity, Inc
filed 2017-11-09
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2017
Common Stock, $0.01 par value	17,988,168

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

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2017 began on January 2, 2017 and ended on April 2, 2017 and the second and third fiscal quarters of 2017 ended on July 2, 2017 and October 1, 2017, respectively. The first fiscal quarter of 2016 began on January 4, 2016 and ended on April 3, 2016 and the second and third fiscal quarters of 2016 ended on July 3, 2016 and October 2, 2016, respectively.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
DineEquity, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	September 30, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$104,212	$140,535
Receivables, net	96,657	141,389
Restricted cash	31,338	30,256
Prepaid gift card costs	36,667	47,115
Prepaid income taxes	8,749	2,483
Other current assets	5,703	4,370
Total current assets	283,326	366,148
Long-term receivables, net	131,033	141,152
Property and equipment, net	199,857	205,055
Goodwill	339,236	697,470
Other intangible assets, net	585,160	763,431
Deferred rent receivable	84,071	86,981
Non-current restricted cash	14,700	14,700
Other non-current assets, net	3,825	3,646
Total assets	$1,641,208	$2,278,583
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$26,452	$50,503
Gift card liability	104,317	170,812
Dividends payable	17,755	17,465
Accrued employee compensation and benefits	13,527	14,609
Current maturities of long-term debt, capital lease and financing obligations	16,202	13,144
Accrued advertising	8,359	6,369
Other accrued expenses	16,775	13,410
Total current liabilities	203,387	286,312
Long-term debt, less current maturities	1,281,950	1,282,691
Capital lease obligations, less current maturities	64,923	74,665
Financing obligations, less current maturities	39,292	39,499
Deferred income taxes, net	178,848	253,898
Deferred rent payable	65,449	69,572
Other non-current liabilities	24,036	19,174
Total liabilities	1,857,885	2,025,811
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock, $0.01 par value, shares: 40,000,000 authorized; September 30, 2017 - 25,033,220 issued, 17,996,223 outstanding; December 31, 2016 - 25,134,223 issued, 17,969,636 outstanding	250	251
Additional paid-in-capital	292,255	292,809
(Accumulated deficit) retained earnings	(86,634)	382,082
Accumulated other comprehensive loss	(105)	(107)
Treasury stock, at cost; shares: September 30, 2017 - 7,036,997; December 31, 2016 - 7,164,587	(422,443)	(422,263)
Total stockholders’ (deficit) equity	(216,677)	252,772
Total liabilities and stockholders’ (deficit) equity	$1,641,208	$2,278,583

 See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Franchise and restaurant revenues	$112,347	$123,259	$358,912	$380,034
Rental revenues	30,263	30,507	90,852	92,746
Financing revenues	2,061	2,251	6,280	7,019
Total revenues	144,671	156,017	456,044	479,799
Cost of revenues:
Franchise and restaurant expenses	41,800	41,553	123,476	122,129
Rental expenses	22,318	22,771	67,665	69,032
Financing expenses	449	9	449	155
Total cost of revenues	64,567	64,333	191,590	191,316
Gross profit	80,104	91,684	264,454	288,483
General and administrative expenses	38,030	36,002	125,701	111,937
Impairment and closure charges	532,522	206	535,440	3,932
Interest expense	15,353	15,358	46,496	46,107
Amortization of intangible assets	2,507	2,500	7,507	7,480
(Gain) loss on disposition of assets	(35)	113	(6,387)	679
(Loss) income before income tax benefit (provision)	(508,273)	37,505	(444,303)	118,348
Income tax benefit (provision)	56,555	(13,232)	28,228	(41,703)
Net (loss) income	(451,718)	24,273	(416,075)	76,645
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2)	(1)	(2)	—
Total comprehensive (loss) income	$(451,720)	$24,272	$(416,077)	$76,645
Net (loss) income available to common stockholders:
Net (loss) income	$(451,718)	$24,273	$(416,075)	$76,645
Less: Net loss (income) allocated to unvested participating restricted stock	8,496	(338)	6,921	(1,103)
Net (loss) income available to common stockholders	$(443,222)	$23,935	$(409,154)	$75,542
Net (loss) income available to common stockholders per share:
Basic	$(24.98)	$1.33	$(23.09)	$4.17
Diluted	$(24.98)	$1.33	$(23.09)	$4.15
Weighted average shares outstanding:
Basic	17,742	17,950	17,718	18,099
Diluted	17,742	18,041	17,718	18,201

Dividends declared per common share	$0.97	$0.92	$2.91	$2.76
Dividends paid per common share	$0.97	$0.92	$2.91	$2.76

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(416,075)	$76,645
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Impairment and closure charges	535,306	1,461
Depreciation and amortization	23,053	22,924
Non-cash interest expense	2,509	2,400
Deferred income taxes	(77,345)	(14,852)
Non-cash stock-based compensation expense	8,826	8,215
Tax benefit from stock-based compensation	—	1,153
Excess tax benefit from stock-based compensation	—	(966)
(Gain) loss on disposition of assets	(6,422)	679
Other	(2,791)	456
Changes in operating assets and liabilities:
Accounts receivable, net	(1,569)	4,312
Current income tax receivables and payables	(1,699)	(1,138)
Gift card receivables and payables	(26,387)	(30,355)
Other current assets	(1,336)	(824)
Accounts payable	(7,530)	(1,397)
Accrued employee compensation and benefits	(1,146)	(9,293)
Other current liabilities	3,606	2,638
Cash flows provided by operating activities	31,000	62,058
Cash flows from investing activities:
Additions to property and equipment	(9,608)	(3,543)
Proceeds from sale of property and equipment	1,100	—
Principal receipts from notes, equipment contracts and other long-term receivables	15,283	13,969
Other	(356)	(393)
Cash flows provided by investing activities	6,419	10,033
Cash flows from financing activities:
Dividends paid on common stock	(52,326)	(50,790)
Repurchase of common stock	(10,003)	(45,010)
Principal payments on capital lease and financing obligations	(10,621)	(10,391)
Tax payments for restricted stock upon vesting	(2,345)	(2,680)
Proceeds from stock options exercised	2,635	1,282
Excess tax benefit from stock-based compensation	—	966
Cash flows used in financing activities	(72,660)	(106,623)
Net change in cash, cash equivalents and restricted cash	(35,241)	(34,532)
Cash, cash equivalents and restricted cash at beginning of period	185,491	192,013
Cash, cash equivalents and restricted cash at end of period	$150,250	$157,481
Supplemental disclosures:
Interest paid in cash	$50,808	$51,940
Income taxes paid in cash	$50,813	$56,734

See the accompanying Notes to Consolidated Financial Statements.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of DineEquity, Inc. (the “Company” or “DineEquity”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2017.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2017 began on January 2, 2017 and ended on April 2, 2017 and the second and third fiscal quarters of 2017 ended on July 2, 2017 and October 1, 2017, respectively. The first fiscal quarter of 2016 began on January 4, 2016 and ended on April 3, 2016 and the second and third fiscal quarters of 2016 ended on July 3, 2016 and October 2, 2016, respectively.

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

3. Accounting Policies

Accounting Standards Adopted Effective January 2, 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that addresses accounting for certain aspects of share-based payments, including excess tax benefits or deficiencies, forfeiture estimates, statutory tax withholding and cash flow classification of certain share-based payment activity. The Company applied the prospective transition method in adopting the new guidance and prior period amounts have not been restated. Because of the adoption, the Company recognized an excess tax deficiency from stock-based compensation as a discrete item, increasing the income tax provision for the three and nine months ended September 30, 2017 by $0.1 million and $1.8 million, respectively. Historically, excess tax benefits or deficiencies were recorded as additional paid-in capital. The Company applied the prospective transition method with respect to the cash flow classification of certain share-based payment activity; accordingly, the cash flows for the nine months ended September 30, 2016 have not been restated. The Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards. Amendments to the accounting for minimum statutory withholding requirements had no impact on the Company's Consolidated Financial Statements.
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

effective January 2, 2017 and the cash flows for the nine months ended September 30, 2017 were restated. Adoption of the new guidance did not impact the Company's Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Policies (Continued)

This new guidance supersedes nearly all the existing general revenue recognition guidance under U.S. GAAP as well as most industry-specific revenue recognition guidance, including guidance with respect to revenue recognition by franchisors. The Company believes the recognition of the majority of its revenues, including franchise royalty revenues and sales of IHOP pancake and waffle dry mix will not be affected by the new guidance. Additionally, lease rental revenues are not within the scope of the new guidance.

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

The Company also believes the new guidance will impact the accounting for transactions related to the Applebee's national advertising fund. Currently, franchisee contributions to and expenditures of the Applebee's national advertising fund are not included in the Consolidated Statements of Comprehensive Income. Under the new guidance, the Company would include contributions to and expenditures from the Applebee's advertising fund within the Consolidated Statements of Comprehensive Income as is currently done with contributions to and expenditures from the IHOP national advertising fund and with international restaurants of both brands. While this change will materially impact the gross amount of reported franchise revenues and expenses, the impact would be an offsetting increase to both revenue and expense such that the impact on gross profit and net income, if any, would not be material.

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

4. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are as follows:

	Applebee's Franchise Unit	IHOP Franchise Unit	Total
	(In millions)
Balance at December 31, 2016:
Goodwill, gross	$686.7	$10.8	$697.5
Accumulated impairment loss	—	—	—
Goodwill	686.7	10.8	697.5
Impairment loss	(358.2)	—	(358.2)
Balance at September 30, 2017:
Goodwill, gross	686.7	10.8	697.5
Accumulated impairment loss	(358.2)	—	(358.2)
Goodwill	$328.5	$10.8	$339.2

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Goodwill and Intangible Assets (Continued)

Changes in the carrying amount of intangible assets for the nine months ended September 30, 2017 are as follows:

	Not Subject to Amortization		Subject to Amortization
	Applebee's Tradename	Other	Applebee's Franchising Rights	Leaseholds	Total
	(In millions)
Balance at December 31, 2016	$652.4	$2.0	$109.0	$—	$763.4
Impairment	(173.4)	—	—	—	(173.4)
Amortization expense	—	—	(7.5)	(0.0)	(7.5)
Additions	—	0.4	—	2.3	2.7
Balance at September 30, 2017	$479.0	$2.4	$101.5	$2.3	$585.2

The Company evaluates its goodwill and the indefinite-lived Applebee's tradename for impairment annually in the fourth quarter of each year. In addition to the annual evaluation for impairment, goodwill and indefinite-lived intangible assets are evaluated more frequently if the Company believes indicators of impairment exist.
In the third quarter of 2017, the Company noted that the decline in the market price of the Company's common stock since December 31, 2016, which the Company had believed to be temporary, persisted throughout the first eight months of 2017 and that the favorable trend in Applebee's domestic same-restaurant sales experienced in the second quarter of 2017 did not continue into the first two months of the third quarter. The Company also noted a continuing increase in Applebee's bad debt expense and in royalties not recognized in income until paid in cash. Additionally, the Company also determined an increasing shortfall in franchisee contributions to the Applebee's national advertising fund could require a larger amount of future subsidization in the form of additional franchisor contributions to the fund than previously estimated. Based on these unfavorable developments, primarily the decline in the market price of the Company's common stock, the Company determined that indicators of impairment existed and that an interim test of goodwill and indefinite-lived intangible assets for impairment should be performed.

The Company performed an interim quantitative test of impairment of Applebee's goodwill and tradename in the third quarter of 2017. In performing the quantitative test of goodwill, the Company used the income approach method of valuation that included the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flow model included expected future trends in sales, operating expenses, overhead expenses, capital expenditures and changes in working capital, along with an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt.
In performing the impairment review of the tradename, the Company used the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.
As a result of performing the quantitative test of impairment, the Company recognized an impairment of Applebee's goodwill of $358.2 million and an impairment of Applebee's tradename of $173.4 million. The Company adopted the guidance in FASB Accounting Standards Update 2017-04 on January 1, 2017; accordingly, the amount of the goodwill impairment was determined as the amount by which the carrying amount of the goodwill exceeded the fair value of the Applebee's franchise reporting unit as estimated in the impairment test. These assets are at risk of additional impairment in the future in the event of sustained downward movement in the Company's stock price, downward revisions of long-term performance assumptions or increases in the assumed long-term discount rate.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Stockholders' Equity

Dividends

During the nine months ended September 30, 2017, the Company paid dividends on common stock of $52.3 million, representing cash dividends of $0.97 per share declared in the fourth quarter of 2016 and the first and second quarters of 2017. On August 10, 2017, the Company's Board of Directors declared a third quarter 2017 cash dividend of $0.97 per share of common stock. This dividend was paid on October 6, 2017 to the Company's stockholders of record at the close of business on September 18, 2017. The Company reported dividends payable of $17.8 million at September 30, 2017.

Stock Repurchase Program

In October 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of DineEquity common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. A summary of shares repurchased under the 2015 Repurchase Program, during the nine months ended September 30, 2017 and cumulatively, is as follows:

2015 Repurchase Program	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended September 30, 2017	—	$—
Repurchased during the nine months ended September 30, 2017	145,786	$10.0
Cumulative repurchases as of September 30, 2017	1,000,657	$82.9
Remaining dollar value of shares that may be repurchased	n/a	$67.1

Treasury Stock

Repurchases of DineEquity common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the nine months ended September 30, 2017, the Company re-issued 273,376 shares of treasury stock at a total FIFO cost of $9.8 million.

6. Income Taxes

The Company's effective tax rate was 6.4% for the nine months ended September 30, 2017 as compared to 35.2% for the nine months ended September 30, 2016. The effective tax rate of 6.4% for the nine months ended September 30, 2017 (the tax benefit of $28.2 million on the pretax book loss of $444.3 million) was significantly different than the statutory federal tax rate of 35% because the $358.2 million impairment of goodwill (see Note 4) is not deductible for federal income tax purposes and therefore has no associated tax benefit. The Company did recognize a tax benefit of $65.1 million as a discrete item related to the $173.4 million impairment of Applebee's tradename.

The total gross unrecognized tax benefit as of September 30, 2017 and December 31, 2016 was $5.9 million and $3.9 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $1.8 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

As of September 30, 2017, accrued interest was $1.0 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2016, accrued interest was $1.0 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

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

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$1.3	$2.6	$9.0	$8.3
Liability classified awards expense	—	(0.5)	(1.1)	0.6
Total pre-tax stock-based compensation expense	1.3	2.1	7.9	8.9
Book income tax benefit	(0.5)	(0.7)	(3.0)	(3.3)
Total stock-based compensation expense, net of tax	$0.8	$1.4	$4.9	$5.6

As of September 30, 2017, total unrecognized compensation expense of $17.6 million related to restricted stock and restricted stock units and $3.2 million related to stock options are expected to be recognized over a weighted average period of 2.1 years for restricted stock and restricted stock units and 1.9 years for stock options.

Fair Value Assumptions

The Company granted 537,030 stock options during the nine months ended September 30, 2017 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.9%
Weighted average historical volatility	22.9%
Dividend yield	7.3%
Expected years until exercise	4.5
Weighted average fair value of options granted	$4.31

The Company granted 350,000 performance-based stock options and 175,000 performance-based restricted stock units during the three months ended September 30, 2017 for which the fair value was estimated using a Monte Carlo simulation method. The following summarizes the assumptions used in estimating the fair values:

Risk-free interest rate	1.6%
Weighted average historical volatility	30.0%
Dividend yield	9.6%
Expected years until exercise	3.4
Weighted average fair value of options granted	$3.07
Weighted average fair value of restricted stock units granted	$10.19

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Stock-Based Compensation (Continued)

Equity Classified Awards - Stock Options

Stock option balances at September 30, 2017, and activity for the nine months ended September 30, 2017 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2016	701,134	$80.04
Granted	887,030	48.35
Exercised	(64,916)	40.59
Expired	(58,217)	84.43
Forfeited	(171,847)	65.82
Outstanding at September 30, 2017	1,293,184	61.98	7.3	$0.9
Vested at September 30, 2017 and Expected to Vest	1,111,610	64.50	7.0	$0.6
Exercisable at September 30, 2017	456,308	$81.35	3.3	$0.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the third quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of September 30, 2017, and activity related to restricted stock and restricted stock units for the nine months ended September 30, 2017 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	235,472	$92.81	34,058	$93.95
Granted	208,460	52.08	275,578	22.37
Released	(89,911)	88.65	(12,683)	81.63
Forfeited	(73,409)	79.44	—	—
Outstanding at September 30, 2017	280,612	$67.38	296,953	$28.39

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total stockholder return of DineEquity common stock compared to the total stockholder returns of a peer group of companies. Although LTIP awards are only paid in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the three months ended September 30, 2017, no expense was recognized. For the three months ended September 30, 2016, a credit of $0.5 million was included in total stock-based compensation expense related to LTIP awards. For the nine months ended September 30, 2017 and 2016, a credit of $1.0 million and an expense of $0.6 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At September 30, 2017 and December 31, 2016, liabilities of less than $0.1 million and liabilities of $1.2 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Segments

The Company currently has three operating segments: franchise operations (an aggregation of Applebee’s and IHOP franchise operations), rental operations and financing operations. Prior to June 2017, the Company operated 10 IHOP restaurants and those operations were considered to be a fourth operating segment. The Company views all operating segments as reportable segments regardless of whether an operating segment exceeds 10% of consolidated revenues, segment profit or total assets.

As of September 30, 2017, the franchise operations segment consisted of (i) 1,945 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 14 countries outside the United States and (ii) 1,761 restaurants operated by IHOP franchisees and area licensees in the United States, three U.S. territories and 13 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), franchise advertising fees from domestic IHOP restaurants and international restaurants of both brands and franchise fees.  Franchise operations expenses include advertising expenses from domestic IHOP restaurants and international restaurants of both brands, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

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

From time to time, the Company may operate IHOP restaurants reacquired from franchisees on a temporary basis until those restaurants are refranchised. There were no IHOP restaurants under temporary operation at September 30, 2017.

Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Segments (Continued)

Information on segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In millions)
Revenues from external customers:
Franchise operations	$112.3	$119.2	$351.4	$366.7
Rental operations	30.3	30.5	90.9	92.7
Company restaurants	—	4.0	7.5	13.4
Financing operations	2.1	2.3	6.3	7.0
Total	$144.7	$156.0	$456.0	$479.8

Interest expense:
Rental operations	$2.6	$2.9	$8.0	$9.0
Company restaurants	—	0.1	0.2	0.3
Corporate	15.4	15.4	46.5	46.1
Total	$18.0	$18.4	$54.7	$55.4

Depreciation and amortization:
Franchise operations	$2.7	$2.7	$8.1	$7.9
Rental operations	3.0	3.1	9.1	9.4
Company restaurants	—	0.1	0.1	0.3
Corporate	1.9	1.5	5.8	5.3
Total	$7.6	$7.4	$23.1	$22.9

Gross profit, by segment:
Franchise operations	$70.5	$81.9	$235.7	$258.7
Rental operations	8.0	7.7	23.2	23.7
Company restaurants	(0.0)	(0.2)	(0.3)	(0.7)
Financing operations	1.6	2.3	5.9	6.8
Total gross profit	80.1	91.7	264.5	288.5
Corporate and unallocated expenses, net	(588.4)	(54.2)	(708.8)	(170.1)
(Loss) income before income tax provision	$(508.3)	$37.5	$(444.3)	$118.3

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Net (Loss) Income per Share

The computation of the Company's basic and diluted net (loss) income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator for basic and diluted (loss) income per common share:
Net (loss) income	$(451,718)	$24,273	$(416,075)	$76,645
Less: Net loss (income) allocated to unvested participating restricted stock	8,496	(338)	6,921	(1,103)
Net (loss) income available to common stockholders - basic	(443,222)	23,935	(409,154)	75,542
Effect of unvested participating restricted stock in two-class calculation	—	1	5	3
Net (loss) income available to common stockholders - diluted	$(443,222)	$23,936	$(409,149)	$75,545
Denominator:
Weighted average outstanding shares of common stock - basic	17,742	17,950	17,718	18,099
Dilutive effect of stock options	—	91	—	102
Weighted average outstanding shares of common stock - diluted	17,742	18,041	17,718	18,201
Net (loss) income per common share:
Basic	$(24.98)	$1.33	$(23.09)	$4.17
Diluted	$(24.98)	$1.33	$(23.09)	$4.15

For the three and nine months ended September 30, 2017, diluted loss per common share was computed using the weighted average number of shares outstanding during each period as the 1,000 and 11,000 shares, respectively, from common stock equivalents would have been antidilutive.

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

The fair values of the Company's Series 2014-1 Class A-2 Notes (the “Class A-2 Notes”) at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, current and long-term	$1,285.2	$1,274.0	$1,282.7	$1,286.2

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $325.2 million as of September 30, 2017. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2017 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $54.5 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred. No material lease payment guarantee liabilities have been recorded as of September 30, 2017.

12. Allowance for Credit Losses

The Company's allowance for credit losses at September 30, 2017 and December 31, 2016 was $13.1 million and $3.1 million, respectively.

13. Restricted Cash

Current restricted cash of $31.3 million at September 30, 2017 primarily consisted of $23.9 million of funds required to be held in trust in connection with the Company's securitized debt and $7.0 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $30.3 million at December 31, 2016 primarily consisted of $25.7 million of funds required to be held in trust in connection with the Company's securitized debt and $4.3 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Non-current restricted cash of $14.7 million at September 30, 2017 and December 31, 2016 represents interest reserves required to be set aside for the duration of the Company's securitized debt.

14. Refranchising of Company-operated Restaurants

In June 2017, the Company completed the refranchising and sale of related restaurant assets of nine company-operated IHOP restaurants in the Cincinnati, Ohio market area. As part of the transaction, the Company entered into an asset purchase agreement, nine franchise agreements and nine sublease agreements for land and buildings. The Company compared the stated rent under the sublease agreements with comparable market rents and recorded net favorable lease assets of $2.3 million in connection with the transaction. The Company also received cash of $1.1 million and a note receivable for $4.8 million. After allocating a portion of the consideration to franchise fees and derecognition of the assets sold, the Company recognized a gain of $6.2 million on the refranchising and sale during the nine months ended September 30, 2017.

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

Overview

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Except where the context indicates otherwise, the words “we,” “us,” “our,” “DineEquity” and the “Company” refer to DineEquity, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Through various subsidiaries, we own and franchise the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees or area licensees and their sub-licensees (collectively, “area licensees”). With over 3,700 restaurants combined, all of which are franchised, we believe we are one of the largest full-service restaurant companies in the world. The June 19, 2017 issue of Nation's Restaurant News reported that IHOP and Applebee's were the largest restaurant systems in the family dining and casual dining categories, respectively, in terms of United States system-wide sales during 2016. This marks the tenth consecutive year our two brands have achieved the number one ranking in Nation's Restaurant News.

The Company currently has three operating segments: franchise operations (an aggregation of Applebee’s and IHOP franchise operations), rental operations and financing operations. Prior to June 2017, the Company operated 10 IHOP restaurants and those operations were considered to be a fourth operating segment. The Company views all operating segments as reportable segments regardless of whether an operating segment exceeds 10% of consolidated revenues, segment profit or total assets.

Key Financial Results

	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions, except per share data)
(Loss) income before income taxes	$(508.3)	$37.5	$(545.8)	$(444.3)	$118.3	$(562.7)
Income tax benefit (provision)	56.6	(13.2)	69.8	28.2	(41.7)	69.9
Net (loss) income	$(451.7)	$24.3	$(476.0)	$(416.1)	$76.6	$(492.7)

Effective tax rate	11.1%	35.3%	(24.2)%	6.4%	35.2%	(28.8)%

			% increase (decrease)			% increase (decrease)
Net (loss) income per diluted share	$(24.98)	$1.33	n.m	$(23.09)	$4.15	n.m.
Weighted average shares	17.7	18.0	(1.7)%	17.7	18.2	(2.7)%
n.m. - percentage change is not meaningful

The following sets forth the significant reasons for the decreases in our income before income taxes between each of the three and nine months ended September 30, 2017 and the respective comparable periods of 2016:

	Three months ended September 30, 2017	Nine months ended September 30, 2017
	(In millions)
Impairment of Applebee's goodwill and tradename	$(531.6)	$(531.6)
Decrease in gross profit:
Applebee's franchise operations	(10.8)	(23.4)
All other operations	(0.8)	(0.6)
Total gross profit decrease	(11.6)	(24.0)
Increase in General and Administrative (“G&A”) expenses:
Executive separation costs	—	(8.8)
All other G&A	(2.0)	(5.0)
Total G&A increase	(2.0)	(13.8)
Gain on disposition of assets	0.1	7.1
Other	(0.7)	(0.4)
Decrease in income before income taxes	$(545.8)	$(562.7)

We performed an interim quantitative test of impairment of Applebee's goodwill and tradename during the three months ended September 30, 2017. As a result of performing this test, we recognized an impairment of Applebee's goodwill of $358.2 million and an impairment of Applebee's tradename of $173.4 million. See below under the heading “Significant Known Events, Trends or Uncertainties Impacting or Expecting to Impact Comparisons of Reported or Future Results - Impairment of Applebee's Goodwill and Tradename” for additional discussion of these impairments.

Our effective tax rate (“ETR”) was significantly different than the federal statutory rate of 35% for the three and nine months ended September 30, 2017, as compared to the respective periods of the prior year. The primary reason for the difference is the impairment of Applebee's goodwill noted above is not a deductible expense for federal income tax purposes so we received no tax benefit from this expense. We did recognize a deferred tax benefit of approximately $65 million related to the impairment of Applebee's tradename.

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

An overview of these key performance indicators for the three and nine months ended September 30, 2017 is as follows:

	Three months ended September 30, 2017		Nine months ended September 30, 2017
	Applebee's	IHOP	Applebee's	IHOP
Sales percentage decrease	(9.7)%	(0.7)%	(8.6)%	(0.1)%
% decrease in domestic system-wide same-restaurant sales	(7.7)%	(3.2)%	(7.3)%	(2.5)%
Net franchise restaurant (reduction) development (1)	(23)	9	(71)	29

(1) Franchise and area license restaurant openings, net of closings

The Applebee's sales percentage decrease for the three and nine months ended September 30, 2017 was due to the combined effects of declines in comp sales and restaurant closures. The smaller IHOP sales percentage decrease for the three and nine months ended September 30, 2017 was due to declines in comp sales that were partially offset by net restaurant development.

Detailed information on each of these key performance indicators is presented under the captions “Restaurant Data,” “Domestic Same-Restaurant Sales” and “Restaurant Development Activity” that follow.

Domestic Same-Restaurant Sales

Applebee’s domestic system-wide same-restaurant sales decreased 7.7% for the three months ended September 30, 2017 from the same period in 2016. Most of the decrease resulted from a decline in customer traffic, as well as a small decrease in average customer check. For the nine months ended September 30, 2017, Applebee’s domestic system-wide same-restaurant sales decreased 7.3% from the same period in 2016. This decrease also resulted primarily from a decline in customer traffic as well as a small decrease in average customer check.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), the casual dining segment of the restaurant industry also experienced an overall decrease in same-restaurant sales during both the three and nine months ended September 30, 2017. The casual dining decreases in both periods were due to declines in customer traffic that were partially offset by an increase in average customer check. For both the three and nine months ended September 30, 2017, Applebee's declines in traffic and same-restaurant sales were substantially larger than those experienced by the overall casual dining segment. However, the 150 basis point decline in Applebee's same-restaurant sales from the second to the third quarter of 2017 was the same as that of the overall casual dining segment.

We believe the differential between Applebee's performance and that of the casual dining segment is due in large part to tactical initiatives previously implemented by Applebee's that did not generate desired results and to the inconsistent quality of operations across the Applebee's system. We engaged third-party consultants during the first half of 2017 to assess the continued decline in Applebee's traffic and same-restaurant sales and to provide actionable recommendations to stabilize the decline. We expect to incur approximately $10 million of costs related to these stabilization initiatives in 2017, of which approximately $8 million was incurred during the nine months ended September 30, 2017. We also contributed $4 million to the Applebee's National Advertising Fund (the “Applebee's NAF”) in the third quarter of 2017 to help mitigate the decline in franchisee contributions to the Applebee's NAF that are based on a percentage of restaurant sales. We expect to contribute an additional $4 million to the Applebee's NAF in the fourth quarter of 2017. We may consider additional contributions in future periods as well.

Some of the stabilization actions we are implementing relate to brand repositioning and operational improvements that will take place over the next 12 to 18 months. Shorter-term actions, such as improving the quality of the customer experience across the Applebee's system, have shown improvement as the number of restaurants receiving the lowest of our internal ratings has declined since the end of 2016.

As discussed under the heading “Financial Results - Franchise Operations,” Applebee's has experienced a decrease in royalty revenue because of the decline in same-restaurant sales that is primarily due to a decline in customer traffic. The decline in same-restaurant sales has adversely impacted some of our franchisees' financial health, resulting in increases in our bad debt expense and in our royalties not recognized as revenue until paid in cash (“cash-basis royalties”). A franchisee that represents approximately 5% of Applebee's domestic system-wide sales is exhibiting a higher level of financial difficulty than other franchisees. We are addressing all franchisees' financial health through a collaborative effort between ourselves, a third-party advisor and franchisee representatives. We are considering various forms of assistance to franchisees, such as restaurant closures, assessing franchisee debt arrangements, temporary forbearance on payment obligations, extensions of credit and other support programs. To date, the assistance provided primarily has been the approved closures of non-viable restaurants. Any additional assistance to franchisees may entail incremental costs.
IHOP’s domestic system-wide same-restaurant sales decreased 3.2% for the three months ended September 30, 2017 from the same period in 2016. The decrease resulted from a decline in customer traffic that was partially offset by an increase in average customer check. The decline in IHOP's quarter-over-quarter customer traffic has grown progressively larger during the first three quarters of 2017. The decline in traffic peaked in the middle of the third quarter and lessened towards the end of the third quarter. For the nine months ended September 30, 2017, IHOP’s domestic system-wide same-restaurant sales decreased 2.5% from the same period in 2016. That decrease was also due to a decline in customer traffic that was partially offset by an increase in average customer check. We believe the decrease in customer traffic during the three and nine months ended September 30, 2017 was due in part to softness in our dinner daypart as the result of advertising promotions that did not drive sales and traffic as anticipated.

Based on data from Black Box, the family dining segment of the restaurant industry experienced a decrease in same-restaurant sales during the three and nine months ended September 30, 2017, compared to the same periods of the prior year, due to a decrease in customer traffic that was partially offset by an increase in average customer check. The IHOP declines in customer traffic and same-restaurant sales were larger than those experienced by the overall family dining segment for the three and nine months ended September 30, 2017. IHOP's increase in average customer check was smaller than that of the overall family dining segment for the three months ended September 30, 2017, whereas IHOP's increase in average customer check was larger than that of the overall family dining segment for the nine months ended September 30, 2017.

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

—	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,953	2,028	1,981	2,029
System-wide(b)
Sales percentage change(c)	(9.7)%	(5.1)%	(8.6)%	(4.5)%
Domestic same-restaurant sales percentage change(d)	(7.7)%	(5.2)%	(7.3)%	(4.4)%
Franchise(b)
Sales percentage change(c)	(9.7)%	(4.9)%	(8.6)%	(3.7)%
Domestic same-restaurant sales percentage change(d)	(7.7)%	(5.2)%	(7.3)%	(4.4)%
Average weekly domestic unit sales (in thousands)	$40.9	$43.5	$43.5	$46.2

IHOP Restaurant Data

Effective Restaurants(a)
Franchise	1,586	1,521	1,568	1,512
Area license	162	167	165	165
Company	—	10	6	11
Total	1,748	1,698	1,739	1,688

System-wide(b)
Sales percentage change(c)	(0.7)%	1.3%	(0.1)%	2.0%
Domestic same-restaurant sales percentage change(d)	(3.2)%	(0.1)%	(2.5)%	0.5%
Franchise(b)
Sales percentage change(c)	0.3%	1.4%	0.5%	2.2%
Domestic same-restaurant sales percentage change(d)	(3.2)%	(0.1)%	(2.5)%	0.5%
Average weekly domestic unit sales (in thousands)	$35.7	$37.1	$36.3	$37.5
Area License(b)
Sales percentage change(c)	(5.7)%	2.4%	(3.6)%	1.1%

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Reported sales (In millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$956.5	$1,058.9	$3,092.3	$3,382.1
IHOP franchise restaurant sales	736.9	734.3	2,220.3	2,208.6
IHOP area license restaurant sales	67.0	71.0	208.7	216.5
Total	$1,760.4	$1,864.2	$5,521.3	$5,807.2

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

Restaurant Development Activity	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Applebee's	(Unaudited)
Beginning of period	1,968	2,027	2,016	2,033

Franchise restaurants opened:
Domestic	2	6	7	13
International	2	3	6	7
Total franchise restaurants opened	4	9	13	20
Franchise restaurants closed:
Domestic	(22)	(8)	(74)	(20)
International	(5)	(1)	(10)	(6)
Total franchise restaurants closed	(27)	(9)	(84)	(26)
Net franchise restaurant reduction	(23)	—	(71)	(6)

Total Applebee's restaurants, end of period	1,945	2,027	1,945	2,027
Domestic	1,791	1,871	1,791	1,871
International	154	156	154	156

IHOP
Summary - beginning of period:
Franchise	1,586	1,519	1,556	1,507
Area license	166	166	167	165
Company	—	10	10	11
Total IHOP restaurants, beginning of period	1,752	1,695	1,733	1,683

Franchise/area license restaurants opened:
Domestic franchise	11	7	31	26
Domestic area license	1	1	1	3
International franchise	6	8	18	11
Total franchise/area license restaurants opened	18	17	50	24
Franchise/area license restaurants closed:
Domestic franchise	(2)	(2)	(11)	(10)
Domestic area license	(1)	—	(2)	(1)
International franchise	(5)	—	(7)	(3)
International area license	(1)	—	(1)	—
Total franchise/area license restaurants closed	(9)	(2)	(21)	(14)
Net franchise/area license restaurant development	9	15	29	10
Refranchised from Company restaurants	—	—	9	1
Net franchise/area license restaurant additions	9	14	38	27

Summary - end of period:
Franchise	1,596	1,532	1,596	1,532
Area license	165	167	165	167
Company(a)	—	10	—	10
Total IHOP restaurants, end of period	1,761	1,709	1,761	1,709
Domestic	1,655	1,622	1,655	1,622
International	106	87	106	87
(a) During the nine months ended September 30, 2017, nine company-operated IHOP restaurants were refranchised and one was permanently closed.

For the full year of 2017, we expect Applebee's franchisees to develop between 20 and 30 new restaurants globally, most of which are expected to be international openings. As part of a detailed system-wide analysis to optimize the health of the franchisee system, we anticipate the closing of between 105 to 135 Applebee's restaurants globally for the full year of 2017. The anticipated net decline in the number of Applebee's restaurants will result in a decrease in Applebee's royalty revenues. IHOP franchisees are projected to develop between 80 and 95 new IHOP restaurants globally for the full year of 2017, most of which are expected to be domestic openings. We expect the closing of between 25 and 30 IHOP restaurants from natural attrition in 2017.

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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
Significant Known Events, Trends or Uncertainties Impacting or Expecting to Impact Comparisons of Reported or Future Results
Impairment of Applebee's Goodwill and Tradename

We performed a quantitative test for impairment of Applebee's goodwill and tradename as of October 31, 2016, the annual testing date. We identified no impairments as a result of performing these quantitative assessments, however, we did note that the fair value of the Applebee's Franchise Reporting Unit exceeded the carrying value of the unit by 9% and therefore considered the unit to be at risk of impairment.

In the third quarter of 2017, we noted that the decline in the market price of our common stock since December 31, 2016, which we had believed to be temporary, persisted throughout the first eight months of 2017 and that the favorable trend in Applebee's domestic same-restaurant sales experienced in the second quarter of 2017 did not continue into the first two months of the third quarter. We also noted a continuing increase in Applebee's bad debt expense and in royalties not recognized in income until paid in cash. Additionally, we also determined an increasing shortfall in franchisee contributions to the Applebee's national advertising fund could require a larger amount of future subsidization in the form of additional franchisor contributions to the fund than previously estimated. Based on these unfavorable developments, primarily the decline in the market price of our common stock, we determined that indicators of impairment existed and that an interim test of goodwill and indefinite-lived intangible assets for impairment should be performed.

As a result of performing the interim quantitative test, we recognized an impairment of Applebee's goodwill of $358.2 million and an impairment of Applebee's tradename of $173.4 million. After the impairments, the balances of goodwill and the tradename intangible asset allocated to the Applebee's franchise unit as of September 30, 2017 were $328.5 million and $479.0 million, respectively.

We adopted the guidance in FASB Accounting Standards Update 2017-04 on January 1, 2017; accordingly, the amount of the goodwill impairment was determined as the amount by which the carrying amount of the goodwill exceeded the fair value of the Applebee's franchise reporting unit that was estimated in the quantitative test. These assets are at risk of additional impairment in the future in the event of sustained downward movement in the Company's stock price, downward revisions of long-term performance assumptions or increases in the assumed long-term discount rate.

See additional discussion of these impairments under the heading “Financial Results - Impairment and Closure Charges.”

Executive Separation Costs

On February 17, 2017, we announced the resignation of our former Chairman and Chief Executive Officer (the “former CEO”), effective March 1, 2017. In accordance with terms of the Separation Agreement and General Release filed as Exhibit 10.1 to Form 8-K filed on February 17, 2017, we recorded approximately $5.9 million for severance, separation pay and ancillary costs in the first quarter of 2017. All stock options and restricted stock awards held by the former CEO that were unvested at the time of the announcement became vested in connection with the separation. We recorded a charge of approximately $2.9 million related to the accelerated vesting of the equity awards in the first quarter of 2017. Total costs of $8.8 million related to the separation were included in G&A expenses for the nine months ended September 30, 2017, all of which were incurred in the first quarter of 2017.

Financial Results

Revenue	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions)
Franchise operations	$112.3	$119.2	$(6.9)	$351.4	$366.7	$(15.3)
Rental operations	30.3	30.5	(0.2)	90.9	92.7	(1.8)
Company restaurant operations	—	4.0	(4.0)	7.5	13.4	(5.9)
Financing operations	2.1	2.3	(0.2)	6.3	7.0	(0.7)
Total revenue	$144.7	$156.0	$(11.3)	$456.1	$479.8	$(23.7)
Change vs. prior period	(7.3)%			(5.0)%

Total revenue for the three months ended September 30, 2017 decreased compared with the same period of the prior year, primarily due to a decrease in revenue from Applebee's franchise restaurants and the refranchising of nine IHOP company-operated restaurants and closure of one IHOP company-operated restaurant in June 2017. Additional reasons for the decline in revenue include the impact of a 3.2% decrease in IHOP domestic same-restaurant sales on royalty and rental revenue and the expected progressive decline in interest revenue from rental and financing operations as receivable balances are repaid. These unfavorable factors were partially offset by IHOP franchisee restaurant development over the past twelve months.

 Total revenue for the nine months ended September 30, 2017 decreased compared with the same period of the prior year, primarily due to the same factors discussed for the three-month period above. Additional reasons for the decline in revenue include the impact of a 2.5% decrease in IHOP domestic same-restaurant sales on royalty and rental revenue and the expected progressive decline in interest revenue from rental and financing operations as receivable balances are repaid. These unfavorable factors were partially offset by IHOP franchisee restaurant development over the past twelve months.

Gross Profit (Loss)	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions)
Franchise operations	$70.5	$81.9	$(11.4)	$235.7	$258.7	$(23.0)
Rental operations	8.0	7.7	0.3	23.2	23.7	(0.5)
Company restaurant operations	(0.0)	(0.2)	0.2	(0.3)	(0.7)	0.4
Financing operations	1.6	2.3	(0.7)	5.9	6.8	(0.9)
Total gross profit	$80.1	$91.7	$(11.6)	$264.5	$288.5	$(24.0)
Change vs. prior period	(12.6)%			(8.3)%

Total gross profit for the three and nine months ended September 30, 2017 declined compared with the same periods of the prior year, primarily due to the decreases in revenue from franchise operations, an increase in Applebee's bad debt expense and the expected progressive decline in interest revenue from financing operations.

	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
Franchise Operations	2017	2016		2017	2016
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,953	2,028	(75)	1,981	2,029	(48)
IHOP	1,748	1,688	60	1,733	1,677	56
Franchise Revenues:
Applebee’s	$39.4	$45.7	$(6.3)	$129.3	$144.7	$(15.4)
IHOP	44.9	45.8	(0.9)	137.7	138.3	(0.6)
Advertising	28.0	27.7	0.3	84.4	83.7	0.7
Total franchise revenues	112.3	119.2	(6.9)	351.4	366.7	(15.3)
Franchise Expenses:
Applebee’s	8.7	4.2	(4.5)	15.3	7.3	(8.0)
IHOP	5.1	5.4	0.3	16.0	17.0	1.0
Advertising	28.0	27.7	(0.3)	84.4	83.7	(0.7)
Total franchise expenses	41.8	37.3	(4.5)	115.7	108.0	(7.7)
Franchise Gross Profit:
Applebee’s	30.7	41.5	(10.8)	114.0	137.4	(23.4)
IHOP	39.8	40.4	(0.6)	121.7	121.3	0.4
Total franchise gross profit	$70.5	$81.9	$(11.4)	$235.7	$258.7	$(23.0)
Gross profit as % of revenue (2)	62.8%	68.7%		67.1%	70.5%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in each fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee’s franchise revenue for the three months ended September 30, 2017 declined 13.8% compared to the same period of the prior year. Approximately $2.9 million of the decline was due to a 7.7% decrease in domestic same-restaurant sales. Additional factors contributing to the revenue decline were an increase of $1.7 million in cash-basis royalties and a $1.2 million decrease in royalties due to the net closure of franchise restaurants.

Applebee’s franchise revenue for the nine months ended September 30, 2017 declined 10.6% compared to the same period of the prior year. Approximately $9.3 million of the decline was due to a 7.3% decrease in domestic same-restaurant sales. Additional factors contributing to the revenue decline were a $2.7 million increase in cash-basis royalties, a $2.4 million decrease in royalties due to the net closure of franchise restaurants and a $0.8 million decrease in termination fees. We do not expect to receive any termination fees from approved closures of restaurants in 2017.

The increases in Applebee's franchise expenses for the three and nine months ended September 30, 2017 compared with the same periods of the prior year were primarily due to increases in bad debt expense of $2.9 million and $6.4 million, respectively, as well as an increase of $1.5 million in franchisor contributions to the Applebee's national advertising fund which impacted both periods. The Company contributed $4.0 million to the Applebee's national advertising fund in the third quarter of 2017 compared to a contribution of $2.5 million in the third quarter of 2016.

IHOP franchise revenue for the three months ended September 30, 2017 decreased compared to the same period of the prior year, primarily due to a $1.0 million decrease in sales of pancake and waffle dry mix and a 3.2% decrease in domestic same-restaurant sales. These unfavorable items were partially offset by a 3.6% increase in Effective Franchise Restaurants due to net restaurant development and an increase in franchise fees.

IHOP franchise revenue for the nine months ended September 30, 2017 decreased slightly compared to the same period of the prior year primarily due to a $1.8 million decrease in sales of pancake and waffle dry mix and a 2.5% decrease in domestic same-restaurant sales. These unfavorable items were partially offset by a 3.3% increase in Effective Franchise Restaurants due to net restaurant development, a $0.7 million increase in international royalties and an increase in franchise fees.

The decreases in IHOP franchise expenses for the three and nine months ended September 30, 2017 compared with the same periods of the prior year were primarily due to decreases in purchases of pancake and waffle dry mix partially offset by increased Company contributions to marketing funds of $0.2 million and $0.6 million, respectively.

Advertising contributions designated for IHOP’s national advertising fund and local marketing and advertising cooperatives, as well as advertising contributions from international franchise restaurants of both brands, are recognized as revenue and expense of franchise operations. However, due to differences in the administration of the Applebee’s marketing fund, contributions to Applebee's domestic marketing fund are not recognized as franchise revenue and expense. Advertising revenue and expense for the three and nine months ended September 30, 2017 increased slightly compared to the same periods of the prior year, primarily due to increased contributions from international franchise restaurants of both brands. The impact on advertising revenue and expense of the increase in the number of IHOP restaurants was partially offset by the decrease in IHOP domestic same-restaurant sales.

Gross profit as a percentage of revenue declined for the three and nine months ended September 30, 2017 compared to the same respective periods of the prior year, primarily because of the decrease in Applebee's domestic same-restaurant sales and increases in cash-basis royalties and bad debt expense. We expect that gross profit of franchise operations for the remainder of 2017 will continue to be adversely impacted by Applebee's restaurant closures and increases in Applebee's bad debt expense and cash-basis royalties.

Rental Operations	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions)
Rental revenues	$30.3	$30.5	$(0.2)	$90.9	$92.7	$(1.8)
Rental expenses	22.3	22.8	0.5	67.7	69.0	1.3
Rental operations gross profit	$8.0	$7.7	$0.3	$23.2	$23.7	$(0.5)
Gross profit as % of revenue (1)	26.3%	25.4%		25.5%	25.6%
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

Rental segment revenue for the three months ended September 30, 2017 was lower than the same period of the prior year primarily due to the expected progressive decline of $0.3 million in interest income as direct financing leases are repaid. Rental segment revenue for the nine months ended September 30, 2017 was lower than the same period of the prior year primarily due to a $1.2 million decrease in rental income based on a percentage of franchisees' retail sales and the expected progressive decline of $0.9 million in interest income as direct financing leases are repaid.

Rental segment expenses decreased for the three and nine months ended September 30, 2017 compared to the same periods of the prior year primarily because of the expected progressive declines in interest expense as capital lease obligations are repaid and in depreciation as assets age.

Financing Operations

Financing revenues primarily consist of interest income from the financing of equipment leases and franchise fees, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are the cost of any restaurant equipment sold associated with refranchised IHOP restaurants.

The decrease in financing revenue for the three and nine months ended September 30, 2017 was primarily due to the expected progressive declines of $0.2 million and $0.6 million, respectively, in interest revenue as note balances are repaid. The decrease in financing gross profit for the three and nine months ended September 30, 2017 was primarily due to costs associated with the sale of equipment related to refranchised IHOP restaurants as well as the declines in interest revenue.

Company Restaurant Operations

Effective June 19, 2017, we refranchised nine of our ten company-operated IHOP restaurants in the Cincinnati, Ohio market area; the one restaurant not refranchised was closed. As a result, we no longer operate any IHOP restaurants on a permanent basis. We did not consider these restaurants to be “discontinued operations” as defined by U.S. GAAP because the refranchising of nine restaurants out of a total of over 3,700 restaurants did not represent a strategic shift that had a major effect on our operations. From time to time, we may continue to operate IHOP restaurants reacquired from franchisees on a temporary basis until those restaurants are refranchised. There were no IHOP restaurants under temporary operation as of September 30, 2017.

Company restaurant revenues and expenses decreased for the three and nine months ended September 30, 2017 compared to the same period of the prior year primarily because we did not operate any company restaurants after June 19, 2017 and we did not operate any reacquired restaurants during the first nine months of 2017, whereas we did operate one reacquired restaurant during the first nine months of 2016. Gross profit for the three and nine months ended September 30, 2017 improved slightly because the temporary operation of reacquired restaurants typically results in a small loss.

G&A Expenses	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions)
	$38.0	$36.0	$(2.0)	$125.7	$111.9	$(13.8)

The increase in G&A expenses for the three months ended September 30, 2017 compared to the same period of the prior year was primarily due to a $1.9 million increase in personnel-related costs. Increases in costs of software, depreciation and professional services were offset by lower costs of travel and conferences. The increase in personnel-related costs is primarily due to higher costs of severance and an increase in salary and benefits related to the hiring of several senior management positions over the past twelve months, partially offset by lower costs of stock-based compensation.

The increase in G&A expenses for the nine months ended September 30, 2017 compared to the same period of the prior year was primarily due to charges of $8.8 million related to the executive separation costs discussed under “Events Impacting Comparability of Financial Information.” The additional increase in G&A of $5.0 million was due to a $5.4 million increase in professional services and a $2.5 million increase in personnel-related costs, partially offset by a $2.0 million decrease in travel and conference costs and a decrease of $1.1 million in recruiting and relocation costs.

The increase in professional services was due primarily to our utilization of third-party consultants related to the Applebee's stabilization initiatives discussed under “Domestic Same-restaurant Sales - Applebee's.” The increase in personnel-related costs was primarily due to an increase in salary and benefits related to the hiring of several senior management positions over the past twelve months, an increase in severance costs and a decrease in certain employment-related incentive credits because of our reduction of personnel in the state of Missouri, partially offset by lower costs of stock-based compensation. The decrease in travel and conference costs was primarily due to the timing of our brands' franchisee conferences that will take place in the fourth quarter of 2017 as compared to taking place in the third quarter of 2016. The decrease in recruiting, relocation and occupancy expenses related to costs incurred as a result of the relocation of personnel and functions in 2016 that did not recur in 2017.

Impairment and Closure Charges	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions)
Impairment of goodwill	$358.2	$—	$(358.2)	$358.2	$—	$(358.2)
Impairment of tradename	173.4	—	(173.4)	173.4	—	(173.4)
Other impairment and closure costs	0.9	0.2	(0.7)	3.8	4.0	0.2
	$532.5	$0.2	$(532.3)	$535.4	$4.0	$(531.4)

As discussed above under the heading “Significant Known Events, Trends or Uncertainties Impacting or Expecting to Impact Comparisons of Reported or Future Results - Impairment of Applebee's Goodwill and Tradename,” we performed an interim quantitative test for impairment of Applebee's goodwill and tradename during the third quarter of 2017 and recorded an impairment to goodwill of $358.2 million and an impairment to the Applebee's tradename of $173.4 million.

In determining the fair value of the Applebee's franchise reporting unit, we used the income approach method of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of goodwill and intangible assets. Significant assumptions made by management in estimating fair value under the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt.

In determining the fair value of the Applebee's tradename, we used the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.

The assumptions used in both the discounted cash flow method and the relief of royalty method are determined by the Company based on historical results, trends and anticipated growth resulting from specific development initiatives planned to be implemented over the time horizon covered by the Company's projections. The most impactful assumptions are the discount rate and the forecast change in system-wide sales (due to a combination of changes in same-restaurant sales and in net restaurant development) that impact our royalty revenues.

There is an inherent degree of uncertainty in preparing any forecast of future results. The projections used in performing the impairment tests during the three months ended September 30, 2017, reflected an increase in system-wide sales from estimated full-year 2017 amounts, in progressively larger increments, over the time period covered by the projections. System-wide sales are dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee's restaurants. Accordingly, there are a number of potential events that could reasonably be expected to negatively affect the forecast of system-wide sales, including a decrease in customers' disposable income available for discretionary spending (because of circumstances such as job losses, credit constraints, higher housing costs, increased tax rates, energy costs, interest rates or other costs) or a decrease in the perceived wealth of customers (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions). As a result, our business could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or other alternatives to dining out. Additionally, negative trends in the availability of credit and in expenses such as interest rates and the cost of construction materials could affect our franchisees' ability to maintain and remodel existing restaurants. Any decreases in customer traffic or average customer check due to these or other reasons could reduce gross sales at franchise restaurants, resulting in lower royalty and other payments from franchisees. This could reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments owed to us when due (which could adversely impact our current cash flow from franchise operations) and negatively impacting franchisees’ ability to develop new restaurants (which could adversely impact our future cash flows from franchise operations).

Other impairment and closure charges for the three months ended September 30, 2017 and 2016 were not significant. For the nine months ended September 30, 2017, other impairment and closure costs of $3.8 million primarily comprised $2.2 million of costs related to the closure of one company-operated IHOP restaurant in the Cincinnati, Ohio market area. There were no other individually significant charges.

For the nine months ended September 30, 2016, other impairment and closure costs are primarily comprised of $2.5 million of lease termination costs related to the reduction of our space requirements in Kansas City, Missouri, approximately $1.0 million of impairment charges and $0.5 million of closure charges. The largest individually significant impairment charge of $0.6 million related to one IHOP company-operated restaurant. The closure charges related to adjustments for IHOP and Applebee's restaurants closed in periods prior to September 30, 2016.

(Gain) Loss on Disposition of Assets	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions)
	$(0.0)	$0.1	$0.1	$(6.4)	$0.7	$7.1

In June 2017, we completed the refranchising and sale of related restaurant assets of nine company-operated IHOP restaurants in the Cincinnati, Ohio market area. As part of the transaction, we entered into an asset purchase agreement, nine franchise agreements and nine sublease agreements for land and buildings. The Company compared the stated rent under the sublease agreements with comparable market rents and recorded net favorable lease assets of $2.3 million in related to the transaction. The Company also received cash of $1.1 million and a note receivable for $4.8 million. After allocating a portion of the consideration to franchise fees and derecognition of the assets sold, we recognized a gain of $6.2 million on the refranchising and sale during the nine months ended September 30, 2017. There were no other individually significant asset dispositions in either of the comparative periods presented above.

Other Expense and Income Items	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions)
Interest expense	$15.4	$15.4	$0.0	$46.5	$46.1	$(0.4)
Amortization of intangible assets	2.5	2.5	(0.0)	7.5	7.5	(0.0)
Total	$17.9	$17.9	$0.0	$54.0	$53.6	$(0.4)

Interest expense and amortization of intangible assets for the three and nine months ended September 30, 2017 were consistent with the same periods of the prior year.

Income Taxes	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
	(In millions)
Income tax (benefit) provision	$(56.6)	$13.2	$69.8	$(28.2)	$41.7	$69.9
Effective tax rate	11.1%	35.3%	24.2%	6.4%	35.2%	28.8%
Our income tax provision will vary from period to period for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes between 2017 and 2016 were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2017 and 2016.”
Our effective tax rates for the three and nine months ended September 30, 2017 were significantly different than the statutory federal tax rate of 35%. As noted under “Impairment and Closure Charges” above, we recorded an impairment of Applebee's goodwill of $358.2 million, which is not deductible for federal income tax purposes and therefore there is no tax benefit associated with the impairment. We did recognize a deferred tax benefit of $65.1 million as a discrete item related to the $173.4 million impairment charge related to Applebee's tradename.

Liquidity and Capital Resources

At September 30, 2017, our outstanding long-term debt consisted of $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”). We also have a revolving financing facility consisting of Series 2014-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a private securitization transaction pursuant to which substantially all our domestic revenue-generating assets and our domestic intellectual property are held by certain special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all their assets to secure the Notes.

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. At September 30, 2017, our leverage ratio was 5.36x (see Exhibit 12.1). Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Notes; however, we will be required to make a principal payment of $3.25 million in the fourth quarter of 2017.

We may voluntarily repay the Class A-2 Notes at any time; however, if we voluntarily repay the Class A-2 Notes prior to September 2018 we would be required to pay a make-whole premium. We would also be subject to a make-whole premium in the event of a mandatory prepayment occurring prior to September 2018 following a Rapid Amortization Event (as defined in the Class A-2 Notes) or certain asset dispositions. The make-whole premium requirements are considered derivatives embedded in the Class A-2 Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be insignificant at September 30, 2017, based on the probability-weighted discounted cash flows associated with either event.

The Variable Funding Notes were not drawn upon at September 30, 2017 and we have not drawn on them since issuance. At September 30, 2017, $5.0 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $95.0 million of Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

Our DSCR for the reporting period ended September 30, 2017 was 4.33x (see Exhibit 12.1).

Capital Allocation

Dividends

During the nine months ended September 30, 2017, we paid dividends on common stock of $52.3 million, representing cash dividends of $0.97 per share declared in the fourth quarter of 2016 and the first and second quarters of 2017. On August 10, 2017, our Board of Directors declared a third quarter 2017 cash dividend of $0.97 per share of common stock. This dividend was paid on October 6, 2017 to our stockholders of record at the close of business on September 18, 2017. We reported dividends payable of $17.8 million at September 30, 2017.

Share Repurchases

In October 2015, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $150 million of our common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. A summary of shares repurchased under the 2015 Repurchase Program, currently and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended September 30, 2017	—	$—
Repurchased during the nine months ended September 30, 2017	145,786	$10.0
Cumulative repurchases as of September 30, 2017	1,000,657	$82.9
Remaining dollar value of shares that may be repurchased	n/a	$67.1

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on all share repurchase activity during the third quarter of 2017.

Cash Flows

In summary, our cash flows for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine months ended September 30,
	2017	2016	Variance
	(In millions)
Net cash provided by operating activities	$31.0	$62.1	$(31.1)
Net cash provided by investing activities	6.4	10.0	(3.6)
Net cash used in financing activities	(72.7)	(106.6)	33.9
Net decrease in cash, cash equivalents and restricted cash	$(35.2)	$(34.5)	$(0.7)

Operating Activities

The decline in cash provided by operating activities for the nine months ended September 30, 2017 was primarily due to a decrease in net income. Our net income for the nine months ended September 30, 2017 declined $492.7 million compared to the same period of 2016, primarily because of a non-cash charge for the impairment of Applebee's goodwill and tradename. Our net income including the non-cash reconciling items shown in the statement of cash flows (primarily impairment charges, deferred taxes and depreciation) was $67.1 million for the nine months ended September 30, 2017 compared to $98.1 million the same period of 2016. The decrease of $31.1 million in cash provided by operating activities for the nine months ended September 30, 2017 was primarily due to a decline in gross profit from franchise operations and the increase in G&A expenses discussed in preceding sections of the MD&A.

Net changes in working capital used cash of $36.1 million during the first nine months of 2017, unchanged from a use of cash of $36.1 million during the first nine months of 2016.

Investing Activities

Investing activities provided net cash of $6.4 million for the nine months ended September 30, 2017. Principal receipts from notes, equipment contracts and other long-term receivables of $15.3 million and proceeds from asset sales of $1.1 million were partially offset by $9.6 million in capital expenditures.

Financing Activities

Financing activities used net cash of $72.7 million for the nine months ended September 30, 2017. Cash used in financing activities primarily consisted of cash dividends paid on our common stock totaling $52.3 million, repurchases of our common stock totaling $10.0 million and repayments of capital lease obligations of $10.6 million, partially offset by a net cash inflow of approximately $0.3 million related to equity compensation awards.

Cash and Cash Equivalents

At September 30, 2017, our cash and cash equivalents totaled $104.2 million, including $36.3 million of cash held for gift card programs and advertising funds.

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

Adjusted free cash flow is a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to adjusted free cash flow is as follows:

	Nine months ended September 30,
	2017	2016	Variance
	(In millions)
Cash flows provided by operating activities	$31.0	$62.1	$(31.1)
Receipts from notes and equipment contracts receivable	8.0	7.6	0.4
Additions to property and equipment	(9.6)	(3.5)	(6.1)
Adjusted free cash flow	$29.4	$66.2	$(36.8)
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
The decrease in adjusted free cash flow for the nine months ended September 30, 2017 compared to the same period of the prior year is primarily due to the decrease in cash from operating activities discussed above and an increase in capital expenditures. Capital expenditures are expected to be approximately $14 million for fiscal 2017.
Financial Condition

As discussed above under the heading “Significant Known Events, Trends or Uncertainties Impacting or Expecting to Impact Comparisons of Reported or Future Results - Impairment of Applebee's Goodwill and Tradename,” we performed an interim quantitative test for impairment of Applebee's goodwill and tradename during the third quarter of 2017 and recorded an impairment to goodwill of $358.2 million and an impairment to the Applebee's tradename of $173.4 million. We recognized a deferred tax benefit of $65.1 million related to the $173.4 million impairment of the Applebee's tradename. As a result of these items, our total assets, total liabilities and shareholders' equity were reduced by $531.6 million, $65.1 million and $467.5 million, respectively. Because these were non-cash transactions, there was no impact of the impairment on our consolidated cash flows.

Off-Balance Sheet Arrangements

We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 10 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of September 30, 2017.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. During the nine months ended September 30, 2017, there were no significant changes in our estimates and critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
July 3, 2017 – July 30, 2017	—	—	—	$67,100,000
July 31, 2017 – August 27, 2017	—	—	—	$67,100,000
August 28, 2017 – October 1, 2017(a)	598	$40.84	—	$67,100,000
Total	598	$40.84	—	$67,100,000

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of DineEquity, Inc. (Exhibit 99.3 to Registrant's Form 8-K filed on December 18, 2012 is incorporated herein by reference).
3.2	Amended Bylaws of DineEquity, Inc. (Exhibit 3.2 to Registrant's Form 8-K filed on August 10, 2017 is incorporated herein by reference).
*†#10.1	Employment Agreement dated as of August 9, 2017 by and between the Corporation and Stephen P. Joyce.
*†#10.2	DineEquity, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement by and between the Corporation and Stephen P. Joyce.
*†#10.3	DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Unit Award Agreement by and between the Corporation and Stephen P. Joyce - Performance-Based.
*†10.4	DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Unit Agreement by and between the Corporation and Stephen P. Joyce - Time-Based.
*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended September 30, 2017 and Leverage Ratio as of September 30, 2017.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

†	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

#	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DineEquity, Inc. (Registrant)

Dated:	November 9, 2017	By:	/s/ Stephen P. Joyce
Stephen P. Joyce Chief Executive Officer (Principal Executive Officer)

Dated:	November 9, 2017	By:	/s/ Greggory H. Kalvin
Greggory H. Kalvin Interim Chief Financial Officer, Senior Vice President, Corporate Controller (Principal Accounting Officer)