Form 10-K
period 2017-12-31
Dine Brands Global, Inc.
filed 2018-02-20
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-15283
Dine Brands Global, Inc.
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

Large accelerated filer ☒ Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017: $750.2 million.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 13, 2018
Common Stock, $.01 par value	17,997,911
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 15, 2018 (the “2018 Proxy Statement”) are incorporated by reference into Part III.

DINE BRANDS GLOBAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

Cautionary Statement Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “goal” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors,” as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the United States Securities and Exchange Commission. The forward-looking statements contained in this report are made as of the date hereof and the Company does not intend to, nor does it assume any obligation to, update or supplement any forward-looking statements after the date of this report to reflect actual results or future events or circumstances.
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Annual Report on Form 10-K include, among other things: general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; possible future impairment charges; the effects of tax reform; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other series incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards.

Fiscal Year End

We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this annual report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2017 and 2016 fiscal years that ended on December 31, 2017 and January 1, 2017, respectively, and 53 calendar weeks in our 2015 fiscal year that ended January 3, 2016.

PART I

Item 1.    Business
Dine Brands Global, Inc.SM, together with its subsidiaries (referred to as the “Company,” “Dine Brands Global,” “we,” “our” and “us”), owns and franchises the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees or area licensees and their sub-licensees. As of December 31, 2017, all of our 3,722 restaurants across both brands were franchised. We believe this franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of adjusted free cash flow performance, as compared to a business model based on owning a significant number of company-operated restaurants.
We generated revenue from five operating segments during the year ended December 31, 2017, comprised as follows:

•	Our two franchise operations - primarily royalties, fees and other income from 1,936 Applebee’s franchised restaurants and 1,786 IHOP franchised and area licensed restaurants;

•	Rental operations - primarily rental income derived from lease or sublease agreements covering 693 IHOP franchised restaurants and one Applebee’s franchised restaurant;

•
Financing operations - primarily interest income from approximately $80 million of receivables for equipment leases and franchise fee notes generally associated with IHOP franchised restaurants developed before 2003; and

•	Company restaurant operations - retail sales from 10 IHOP company restaurants we operated until June 2017.
Most of our revenue is derived from domestic sources within these five operating segments, with approximately 97% of our total 2017 revenues being generated from our franchise and rental operations. Revenue derived from all international operations comprised approximately 3% of total consolidated revenue for the year ended December 31, 2017. At December 31, 2017, there were no long-lived assets located outside of the United States. See Note 18 - Segment Reporting, of the Notes to the Consolidated Financial Statements included in this report for additional segment information.
This report should be read in conjunction with the cautionary statements under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements.”
Our Goal
Our goal is to return to growth and continue to create significant future value for shareholders and franchisees.
Our Strategic Priorities
We are focused on generating strong adjusted free cash flow and returning a substantial portion of it to stockholders. Since announcing in 2013 our capital allocation strategy to return the majority of adjusted free cash flow to our stockholders, we have returned over $500 million over the last five years, through a combination of quarterly cash dividends and stock repurchases.
To build value, we seek to maximize our business by focusing on the following key strategic priorities:
•Evolve strong brands and drive same-restaurant sales growth;
•Facilitate franchisee restaurant development; and
•Maintain strong financial discipline.
Our fundamental approach to brand building centers on a strategic combination of initiatives to continually innovate and evolve our existing brands as well as explore small investments in or acquisitions of new concepts. We have shifted our philosophy to one of actively supporting our brands, not overseeing them. Our management team has been restructured, establishing more responsibility and accountability at the brand level to create greater efficiency for both brands. We are making strategic investments to ensure the brands have the resources necessary to succeed. We are investing in store remodel design and culinary innovation to enhance the guest experience. In partnership with our franchisees, significant investments have been made and will continue to be made in marketing across traditional and digital channels to drive traffic to our restaurants. We are placing greater emphasis on quantitative analytics to know who our guests are, what matters to them and why they care about our brands. We are investing in technology to create more ways for customers to access our brands and in new growth platforms such as on-line ordering and delivery.
We will continue to prioritize the return of a substantial portion of our adjusted free cash flow to stockholders. We have reduced the quarterly dividend on our common stock to $0.63 per share, effective with the first quarter 2018 dividend. We believe this action allows for greater flexibility to provide for meaningful opportunistic stock repurchases in the future.

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
Restaurant Concepts
Applebee's
We franchise Applebee’s restaurants in the bar and grill segment within the casual dining category of the restaurant industry. Each Applebee's restaurant offers a lively, casual dining, table service experience combining simple American fare with flair, classic drinks and local drafts - all for a moderate price. All Applebee's restaurants are owned and operated by franchisees dedicated to serving their communities and offering quality food and drinks with genuine, neighborly service.
 Our menu features a selection of craveable grill and bar fare, such as appetizers, bar snacks, burgers, classic entrees and lighter fare, as well as cocktails, beers and desserts. Our commitment to industry-leading innovation is evident behind such products as Topped Steaks and Twisted Potatoes and Big & Bold Grill Combos. For guests looking for wholesome ingredients, satisfying portions, loaded with flavors and not calories, our Lighter Fare options include meals under 600 calories like the Shrimp Wonton Stir Fry or Cedar Grilled Lemon Chicken. To reinforce our connection to the communities in which we operate, we re-introduced our “Eatin' Good in the Neigborhood” ad campaign in 2017.
As of December 31, 2017, 60 franchise groups operated 1,936 Applebee’s franchise restaurants. These restaurants were located in 50 states within the United States, in two United States territories and in 15 countries outside of the United States. The June 19, 2017 issue of Nation's Restaurant News reported that Applebee's was the largest casual dining concept in terms of 2016 United States system-wide sales.
IHOP
We franchise restaurants in the family dining category of the restaurant industry under the names IHOP and International House of Pancakes. IHOP restaurants feature full table service and high quality, moderately priced food and beverage offerings in an attractive and comfortable family atmosphere. Although the restaurants are best known for their award-winning pancakes, omelets and other breakfast specialties, IHOP restaurants also offer a variety of lunch, dinner and snack items. IHOP restaurants are open throughout the day and evening hours. Approximately half of IHOP restaurants operate 24 hours a day, seven days a week, with 226 additional restaurants operating 24 hours a day for some portion of the week. After announcing the most comprehensive remodel program in our brand’s 60-year history in late 2015, our domestic franchisees remodeled 620 of their restaurants in 2017 and 2016, representing approximately 37% of domestic IHOP restaurants. We continued our culinary innovation throughout 2017 with product offerings such as Latte Lovers Pancakes and Cheesecake Stuffed French Toast. With the 2017 roll-out of our new “IHOP 'N Go” mobile ordering technology, IHOP is now more accessible than ever.
As of December 31, 2017, 321 franchise groups operated 1,786 IHOP franchise and area license restaurants. These restaurants were located in all 50 states within the United States, in the District of Columbia, in three United States territories and in 13 countries outside of the United States. We no longer operate any company-owned restaurants, but we may operate, on a temporary basis until refranchised, IHOP restaurants that we re-acquire for a variety of reasons from IHOP franchisees. The June 19, 2017 issue of Nation's Restaurant News reported that IHOP was the largest family dining concept in terms of 2016 United States system-wide sales.

See Item 2 - Properties, for the geographic location of all Applebee’s and IHOP restaurants.

Franchising

Franchisee Relationships

We highly value good relationships with our IHOP and Applebee's franchisees and strive to maintain positive working relationships with them. For several years, IHOP and Applebee’s franchisees have participated in Company-sponsored advisory groups. These groups provide a forum for franchisees to share demonstrated best practices, offer counsel and review successful strategies, while working side-by-side with management of the Applebee's and IHOP brands. Applebee’s sponsors its Franchise Brand Council (“FBC”), which consists of eight franchisee representatives. One franchisee representative, the founder of Applebee's, is a member for life, while the other franchisee representatives are elected by our franchisees. IHOP sponsors its Franchise Leadership Council (“FLC”), an elected and appointed body of 12 IHOP franchisees. The Applebee's FBC and the IHOP FLC assist Applebee's and IHOP senior management in key areas of the business and strategy, including brand marketing, operations, restaurant development, information technology, menu, and innovation.
Franchise Agreements and Fees
Franchise arrangements for Applebee's restaurants typically consist of a development agreement and a separate franchise agreement for each restaurant. Development agreements grant to the franchisee the exclusive right to develop Applebee's restaurants within a designated geographical area over a specified period of time. The term of a domestic development agreement is generally 20 years. The development agreements typically provide for initial development periods of one to five years as agreed upon by us and the franchisee. At or shortly prior to the completion of the initial development schedule or any subsequent supplemental development schedule, we and the franchisee generally execute supplemental development schedules providing for the development of additional Applebee's restaurants in the franchisee's exclusive territory.
Prior to the opening of each new Applebee's restaurant, we enter into a separate franchise agreement with the franchisee for that restaurant. Our current standard domestic Applebee's franchise agreement provides for an initial term of 20 years and provides an option for four successive renewal terms, in five-year increments, for up to an additional 20 years, upon payment of an additional franchise fee. Our current standard domestic Applebee's franchise arrangement calls for a development fee equal to $10,000 for each Applebee's restaurant that the franchisee contracts to develop and an initial franchisee fee of $35,000 for each restaurant developed (against which the $10,000 development fee will be credited) and a royalty fee equal to 4% of the restaurant's monthly gross sales. We have agreements with most of our franchisees for Applebee's restaurants opened before January 1, 2000, which provide for a royalty rate of 4%. The terms, royalty rate and advertising fees under a limited number of franchise agreements and other franchise fees under older development agreements vary from the currently offered arrangements.
Under the Current IHOP Business Model, a potential franchisee that is approved first enters into a single-restaurant franchise agreement, a single-restaurant development agreement, or a multi-restaurant development agreement with us and is responsible for the development and financing of one or more new IHOP franchised restaurants. Our current standard domestic IHOP franchise agreement typically provides for an initial term of 20 years and permits one renewal for a term of 10 years, upon payment of a renewal fee of $10,000.
The revenues we receive from a typical domestic franchise development arrangement under the Current IHOP Business Model include (a) a location fee equal to $15,000 for an IHOP restaurant that the franchisee contracts to develop upon execution of a single-restaurant development agreement; (b) a development fee equal to $20,000 for each IHOP restaurant that the franchisee contracts to develop upon execution of a multi-restaurant development agreement; (c) an initial franchise fee equal to (i) $40,000 (against which the $20,000 development fee will be credited) for each restaurant developed under a multi-restaurant development agreement, (ii) $50,000 (against which the $15,000 location fee will be credited) for a restaurant developed under a single-restaurant development agreement or (iii) $50,000 for a restaurant opened pursuant to a single-restaurant franchise agreement, in each case paid upon execution of the franchise agreement; (d) franchise royalties equal to 4.5% of weekly gross sales; (e) revenue from the sale of our proprietary pancake and waffle dry-mixes; and (f) franchise advertising fees.
The principal commercial terms of the franchise arrangements under the Previous IHOP Business Model and the Current IHOP Business Model, including the franchise royalties and the franchise advertising fees, are substantially the same except with respect to the terms relating to the franchise fee, lease or sublease rents for the restaurant property and building, and interest income from any franchise fee notes and equipment leases.

Development of Applebee’s and IHOP restaurants outside of the United States has historically been conducted through a separate development agreement and franchise agreement. More recently, certain franchisees have entered into a multi-unit franchise agreement that governs the rights and obligations to develop a territory, in addition to terms of operating each restaurant opened in the territory. The term of a franchisee’s exclusive right to develop a territory expires when the agreement’s development schedule is completed. The term to operate the restaurant is typically 20 years, subject to applicable renewals.
In limited instances, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for specified periods of time in order to assist them in either establishing or reinvigorating their businesses. We have the contractual right, subject to applicable law, to terminate a development and franchise agreement for a variety of reasons, such as a franchisee’s failure to make required payments when due, failure to timely develop restaurants and failure to adhere to specified brand policies and standards.
Advertising Fees
We currently require domestic franchisees of Applebee's restaurants to contribute 3.25% of their gross sales to a national advertising fund, which funds the development of national promotions, television and radio commercials and print advertising materials. Applebee's franchisees are also required to spend at least 0.5% of their gross sales on local marketing and promotional activities. Under the current Applebee's franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales. Virtually all Applebee’s franchisees have entered into an amendment to their franchise agreements that increased their contribution to the Applebee's national advertising fund (the “Applebee’s NAF”) to 3.50% of their gross sales and decreased their minimum local promotional expenditures by 0.25% of their gross sales, in each case, for the period from January 1, 2018 to December 31, 2019. Such franchisees have also agreed to an incremental temporary increase in the advertising contribution rate, subject to certain contingencies.
IHOP franchisees allocate a percentage of their sales to local advertising cooperatives and a national advertising fund (the “IHOP NAF”). The IHOP franchise agreements generally provide for advertising fees comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales under the franchise agreement, which is typically used to cover the cost of local media purchases and other local advertising expenses incurred by a local advertising cooperative, and (ii) a national advertising fee equal to 1.0% of weekly gross sales under the franchise agreement. Area licensees are generally required to pay lesser amounts toward advertising.
The local IHOP advertising cooperatives have historically used advertising fees for various local marketing programs. The IHOP NAF is primarily used for buying media and national advertising, in addition to the related production costs. The IHOP NAF is also used to defray certain expenses associated with our marketing and advertising functions.
Beginning in 2005, and every year thereafter, we and the IHOP franchisees agreed to reallocate portions of the local advertising fees to purchase national broadcast, syndication and cable television time in order to reach our target audience more frequently and more cost effectively.
In 2014, we and franchisees whose restaurants account for a large majority of total annual contributions to the IHOP NAF entered into franchise agreement amendments that increased the advertising contribution percentage of those restaurants' gross sales. Pursuant to the amendment, for the period from June 30, 2014 to December 31, 2014, 2.74% of each participating restaurant's gross sales was contributed to the IHOP NAF and 0.76% was contributed to local advertising cooperatives. For the period from January 1, 2015 to December 31, 2017, 3.50% of each participating restaurant's gross sales was contributed to the IHOP NAF with no significant contribution to local advertising cooperatives required. The amended advertising contribution percentage was also applicable to all new franchise agreements and to IHOP company-operated restaurants open at the time. In 2016, we and franchisees whose restaurants account for a large majority of total annual contributions to the IHOP NAF extended this additional contribution through 2022.
Franchise advertising fees designated for the IHOP NAF and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations. However, because we have less contractual control over Applebee's advertising expenditures, Applebee’s NAF activity has not historically been recognized as franchise revenue and expense. However, effective with the adoption in 2018 of accounting guidance promulgated by the Financial Accounting Standards Board with respect to revenue recognition, we will treat contributions to and expenditures from the Applebee's NAF as revenue and expense of franchise operations, as is currently done with contributions to and expenditures from the IHOP NAF. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements.
IHOP Area License Agreements
We have entered into two long-term area license agreements for IHOP restaurants covering the state of Florida and certain counties in the state of Georgia, and the province of British Columbia, Canada. The area license agreements provide the licensees with the right to develop and franchise new IHOP restaurants in their respective territories and provide for royalties ranging from 1.0% to 2.0% of gross sales and advertising fees ranging from 0.25% to approximately 2.0% of gross sales. During 2014, the advertising fee contribution provisions of the Florida area license agreement were amended for the period through December 31, 2017 on substantially similar terms as the franchise agreement amendment described above and such amendments were subsequently extended through 2022. We also derive revenues from the sale of proprietary products to these area licensees and, in certain instances, to their sub-franchisees. Revenues from our area licensees are included in franchise operations revenues.
As of December 31, 2017, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 152 IHOP restaurants. The area licensee for the province of British Columbia, Canada operated or sub-franchised a total of 12 IHOP restaurants. The area license for British Columbia expires in 2026. The area license for Florida and Georgia expires in 2119.
Other Franchise-related Revenues and Fees

Approximately 87% of franchise segment revenue for the year ended December 31, 2017 consisted of Applebee's and IHOP royalties and advertising revenue from domestic IHOP restaurants and international restaurants of both brands. Most of the remaining 13% consisted of sales of proprietary products (primarily IHOP pancake and waffle dry-mixes), initial franchise and renewal fees and software maintenance and support fees. Depending on circumstances, we may seek to recover a portion of any royalties and fees lost due to early termination of a franchise agreement; however, not all franchise restaurant closures necessarily result in our receipt of such fees.
International Franchising
We continue to pursue international franchising of the Applebee's and the IHOP concepts. To this end, we seek qualified franchisees that possess the financial, development and operational resources needed to open multiple restaurants in each territory and are experienced conducting business in the development territory. We work closely with our international franchisees to develop and implement the Applebee's and IHOP systems outside the United States, recognizing commercial, cultural and dietary diversity. Differences in tastes and cultural norms and standards require that we be flexible and pragmatic regarding many elements of the Applebee's and IHOP systems, including menu, restaurant design, restaurant operations, training, marketing, purchasing and financing.
The success of further international expansion will depend on, among other things, local acceptance of the Applebee's and IHOP concepts and menu offerings and our ability to attract qualified franchisees and operating personnel. Our franchisees must comply with the regulatory requirements of the local jurisdictions.
Domestic and International Franchise Restaurant Development
Each franchisee is responsible for selecting the site for each new restaurant. We may consult with franchisees when they are selecting appropriate sites, and selections made by franchisees are subject to our approval. We also conduct a physical inspection, review any proposed lease or purchase agreement for compliance with our requirements and may make available to franchisees demographic and other studies for domestic restaurants. We make the design specifications for a typical restaurant available to franchisees, and we retain the right to prohibit or modify the use of any set of plans.
As of December 31, 2017, we had signed commitments from IHOP franchisees to build 298 IHOP restaurants over the next 15 years, comprised of four restaurants under single restaurant or non-traditional development agreements, 190 restaurants under domestic multi-restaurant development agreements and 104 restaurants under international development agreements. The signed agreements include options to build an additional 40 restaurants over the next 12 years, primarily under domestic multi-restaurant development agreements. As of December 31, 2017, Applebee’s development agreements in place call for the opening of 35 international restaurants over the next six years. While Applebee's also has domestic development agreements in place, we do not expect a significant number of Applebee's restaurants will be opened domestically in the near future. Developers’ level of compliance with development obligations vary per year and could change and, therefore, may not be a reliable indicator of future development activity for any given period of time.

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
Composition of Franchise Systems

As of December 31, 2017, 35 Applebee’s franchisees owned a total of 1,782 domestic Applebee's restaurants. The number of domestic restaurants held by a single franchisee ranged from one restaurant to 475 restaurants. As of December 31, 2017, 25 franchisees owned a total of 154 international Applebee's restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 22 restaurants. Our five largest Applebee’s franchisees owned 50% of the total 1,936 Applebee's restaurants.

As of December 31, 2017, 301 franchisees owned a total of 1,671 domestic IHOP restaurants, including 127 franchisees that each owned one restaurant. The largest single IHOP franchisee owned 295 domestic restaurants. As of December 31, 2017, 20 franchisees owned a total of 115 international IHOP franchise restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 29 restaurants. Our five largest IHOP franchisees owned 32% of the total 1,786 IHOP restaurants.
Company-Operated Restaurants
In June 2017, we refranchised nine of our ten company-operated IHOP restaurants in the Cincinnati, Ohio market area; the one restaurant not refranchised was permanently closed. We previously had refranchised the last 23 company-operated Applebee's restaurants in 2015. As a result, we no longer operate any restaurants on a permanent basis. From time to time, we may reacquire restaurants from franchisees for a variety of reasons. Historically, we have been able to quickly refranchise these restaurants to new franchisees. When reacquired restaurants are not quickly refranchised, we typically operate the reacquired restaurants until they can be refranchised. These temporarily reacquired restaurants may require investments in remodeling and rehabilitation before they can be refranchised. As a result, a reacquired restaurant may incur operating losses for some period of time. At December 31, 2017, we did not operate any reacquired restaurants.
Supply Chain
In February 2009, Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”), an independent cooperative entity, was formed by us and franchisees of Applebee's and IHOP domestic restaurants. CSCS has been appointed as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. As of December 31, 2017, 100% of Applebee's domestic franchise restaurants and 99% of IHOP domestic franchise restaurants were members of CSCS.
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

Applebee's competes in the casual dining segment against national and multi-state restaurant chains such as Olive Garden, Buffalo Wild Wings, Chili's, Outback Steakhouse and Red Lobster, among others, as well as fast-casual restaurant chains. In addition, there are many independent restaurants across the country in the casual dining segment. The June 19, 2017 issue of Nation's Restaurant News reported that Applebee's was the largest casual dining concept in terms of 2016 United States system-wide sales.
IHOP competes in the family dining segment against national and multi-state restaurant chains such as Cracker Barrel Old Country Store, Denny's, Golden Corral, Waffle House and Bob Evans Restaurants. IHOP also faces competition from QSR restaurant chains and fast-casual restaurant chains that serve breakfast. In addition, there are many independent restaurants and diners across the country in the family dining segment. The June 19, 2017 issue of Nation's Restaurant News reported that IHOP was the largest family dining concept in terms of 2016 United States system-wide sales.
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
Trademarks and Service Marks
We and our affiliates have registered or submitted registrations for certain trademarks and service marks with the United States Patent and Trademark Office and various international jurisdictions, including “Dine Brands Global, Inc.SM” We own trademarks and service marks used in the Applebee's system, including various logos and the trademarks “Applebee's®,” “Applebee's Neighborhood Grill & Bar®” and variations of each. In addition, we own trademarks and service marks used in the IHOP system, including various logos and the trademarks “IHOP®,” “International House of Pancakes®” and variations of each.
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
Information Technology
We utilize third-party point of sale systems, kitchen data systems, and back-of-the house systems for accounting, labor and inventory management in our franchisees' restaurants.  In addition, we have several consumer-facing technology initiatives focused on improving our customers' experience. Sales and product mix information is transmitted to our restaurant support centers on a daily basis and this information supports our operations and marketing initiatives.  We mitigate the potential impact from operational interruption of our information technology systems through a disaster recovery plan that is updated on a regular basis. We believe that technology is and will continue to be a key component of our long-term plans and are committed to providing system stability and targeted innovation.  Our use of technology, particularly in terms of managing electronic payments and confidential information, also represents security and operational risks that we must manage and may result in additional costs incurred.

Protection of financial and personal information is a high priority for us, led by our Cybersecurity department with a committee representing key functional areas. We continuously focus on enhancing our cyber security capabilities, educating our staff members on cyber security importance, and managing our cyber risks. In addition, we participate in annual audits of our financial and human resources systems to verify that measures are in place to protect our employees' personally identifiable information.  We accept credit cards, third party gift cards, and branded gift cards as payment in our restaurants.   We submit our systems to regular audit and review, as required by Payment Card Industry Standards, including periodic scanning of our networks to check for vulnerability.  To further secure customers' payment data, in working with our franchisees, we are deploying encryption and tokenization technologies, ensuring credit card data is not stored in our franchisees' restaurants systems. This includes installation of equipment to improve authentication and to prevent fraud using EMV (Europay, Mastercard, Visa) technology. As a franchisor, we are not responsible for ensuring that our franchisees maintain compliance;

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
Government Regulation
We are subject to regulation by the Federal Trade Commission (“FTC”) and a number of foreign and state laws that regulate the offer and sale of franchises. We also are subject to a number of foreign and state laws that regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising, as amended (the “FTC Rule”), requires us to furnish to prospective domestic franchisees a Franchise Disclosure Document containing information prescribed by the FTC Rule.
State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a number of states and some of these laws require registration of the franchise offering with state authorities. Those states that regulate the franchise relationship generally require that the franchisor deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, limit the imposition of unreasonable standards of performance on a franchisee and regulate discrimination against franchisees with respect to charges, royalty fees or other fees. Although such laws may restrict a franchisor in the termination and/or non-renewal of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination and/or non-renewal, advance notice to the franchisee of the termination or non-renewal, an opportunity to cure a default and a repurchase of inventory or other compensation upon termination, these provisions have not historically had a significant effect on our franchise operations.
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
Various federal and state labor laws govern our relationship with employees and our franchisees' relationship with their own employees. These include such matters as minimum wage requirements, overtime and other working requirements and conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or increased tax reporting and tax payment requirements with respect to employees who receive gratuities could be detrimental to the economic viability of our franchisees' restaurants.
We are subject to a number of privacy and data protection laws and regulations globally. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been increased attention in privacy and data protection issues. This has the potential to affect directly our business, including recently enacted laws and regulations in the United States and internationally requiring notification to individuals and government authorities of security breaches involving certain categories of personal information.
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (the “ACA”) are far-reaching and are intended to expand access to health insurance coverage over time by adjusting the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The laws include a requirement that most individuals obtain health insurance coverage and a requirement that certain large employers offer coverage to their employees or pay a financial penalty. In October 2017, the President of the United States of America issued an executive order titled “Promoting Healthcare Choice and Competition Across the United States.” We do not know how our franchisees will be affected (if at all) by this new executive order. The Patient Protection and Affordable Care Act has increased our franchisees' employee costs in some respects and may continue to do so.

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
Employees
At December 31, 2017, we had approximately 520 full-time employees. Our employees are not presently represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our relations with employees are good. Our franchisees are independent business owners and their employees are not our employees. Therefore, their employees are not included in our employee count.

Corporate Information

We were incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. In November 2007, we completed the acquisition of Applebee’s, which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, we changed our name to DineEquity, Inc. and on February 20, 2018, we changed our name to Dine Brands Global, Inc. Our principal executive offices are located at 450 North Brand Boulevard, Glendale, California 91203-2306 and our telephone number is (818) 240-6055. Our Internet address is www.dinebrands.com. Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the ticker symbol “DIN.”

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

Our business is affected by general economic conditions that are largely out of our control.  Our business is dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee's or IHOP restaurants. If our customers' disposable income available for discretionary spending is reduced (because of circumstances such as job losses, credit constraints, higher housing costs, changes to tax regulations, energy costs, interest rates or other costs) or if the perceived wealth of customers decreases (because of circumstances such as lower residential real estate values, increased foreclosure rates, changes to tax regulations or other economic disruptions), our business could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or other alternatives to dining out. Additionally, negative trends in the availability of credit and in expenses such as interest rates and the cost of construction materials could affect our franchisees' ability to maintain and remodel existing restaurants. Any decreases in customer traffic or average customer check due to these or other reasons could reduce gross sales at franchise restaurants, resulting in lower royalty and other payments from franchisees. This could reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments owed to us when due and negatively impacting franchisees’ ability to develop new restaurants as may be required in their respective development agreements.

Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. As of December 31, 2017, certain of our indirect, wholly-owned subsidiaries had approximately $1.3 billion of long-term debt. In addition, we had approximately $0.1 billion in financing and capital lease obligations as of December 31, 2017. Our level of indebtedness and the financial and other restrictive covenants in our indebtedness could have important consequences to our financial health. For example, it could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that are not as highly leveraged;

•	limit our ability to borrow additional funds;

•	prevent us from taking actions that we believe would be in the best interest of our business and make it difficult for us to successfully execute our business strategy; and

•
result in an event of default if we fail to satisfy our obligations under our debt or fail to comply with the financial and other restrictive covenants contained in our debt documents, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

In addition, we may incur substantial additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we now face could increase.

The terms of the securitized debt issued by certain of our indirect, wholly-owned subsidiaries have restrictive terms and the failure to comply with such restrictive terms could put us in default, which would have an adverse effect on our business and prospects. Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of the securitized debt issued by certain of our indirect, wholly-owned subsidiaries. For example, the indenture entered into by such subsidiaries in connection with the securitized debt contains covenants that limit the ability of certain of our wholly-owned subsidiaries to, among other things: sell assets; alter the business conducted by such subsidiaries; engage in mergers or acquisitions; declare dividends or redeem or purchase certain equity interests; incur, assume or permit to exist additional indebtedness or guarantees; make loans and investments; incur liens; and enter into transactions with affiliates other than on an arms-length basis. These covenants are applicable only to the securitization subsidiaries and do not apply to any of Dine Brands Global, Inc., International House of Pancakes, LLC, Applebee’s International, Inc. or DineEquity International, Inc. as these entities are not a party to the indenture. A breach of a covenant could result in a rapid amortization event or default under the securitized debt.

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

During the seven-year term following issuance, the outstanding fixed-rate senior notes will accrue interest at a rate of 4.277% per year. Additionally, the fixed-rate senior notes have scheduled quarterly principal amortization payments of $3.25 million. If we maintain a leverage ratio of less than or equal to 5.25x total debt to adjusted EBITDA (See Exhibit 12.1), we may elect to not make the scheduled principal payments. From time to time, our leverage ratio has exceeded the 5.25x total debt to adjusted EBITDA ratio and we have made the required scheduled principal payments. If we are unable to refinance or repay amounts under the securitized debt prior to the expiration of the seven-year term, our cash flow would be directed to the repayment of the securitized debt and, other than a weekly management fee sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.

In the event that a rapid amortization event occurs under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of the seven-year term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

Our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. No assurance can be given that any refinancing or additional financing will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control. There can be no assurance that market conditions will be favorable at the times that we require new or additional financing. Further, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with refinancing our debt. Downgrades in our credit ratings could also affect the terms of any such financing and restrict our ability to obtain additional financing in the future.

We are heavily dependent on information technology and any material failure of that technology could impair our ability to effectively and efficiently operate our business.  We rely heavily on information technology systems across our operations, including point-of-sale processing in our franchisees' restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to effectively and efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrades or transitions to replacement systems, inaccurate or fraudulent manipulation of sales reporting from our restaurants resulting in loss of sales and royalty payments, or a breach in security of these systems could be harmful and cause delays in customer service, reduce efficiency in our operations and negatively impact our business. Significant capital investment might be required to remediate any problems.

In addition, we outsource certain essential technology-based business processes to third-party vendors and we may share sensitive financial and other information with third party vendors which subjects us to risks, including disruptions in business, increased costs and exposure to data breaches or privacy law compliance issues of our third-party vendors.

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

As a merchant and service provider of point of sale related services, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the Payment Card Industry Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. Despite our cybersecurity measures and our efforts to comply with PCI DSS guidelines, we cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks or security breaches from known malware or malware that may be developed in the future.

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

Both of our brands are fully franchised which means restaurants are owned and operated by our franchisees. As a result, we are highly dependent upon our franchisees. All Applebee’s and IHOP restaurants are owned and operated by our franchisees. Our dependence on franchisees could adversely affect us, our brands, and our business, financial condition and results of operations. Our financial results are significantly contingent upon the performance of our franchise restaurants because we derive a substantial portion of our revenues from royalties. Worsening economic conditions and declining trends in sales, traffic and/or average check could impact the performance of our franchise restaurants, resulting in lower royalty, advertising fund and other payments from franchisees. If declining conditions persist, franchisee profitability and financial health may worsen and franchisees may suffer from financial, personal or other difficulties, including insolvency. Franchisees may also experience financial risks unrelated to the operation of restaurants under our brands, such as a decline in performance of other brands or businesses held by franchisees. Additionally, lenders to our franchisees may be less likely to provide current or prospective franchisees necessary financing on favorable terms, or at all, due to market conditions and our or our franchisees’ operating results. These and other factors could impact franchisees’ ability to make royalty and other payments owed to us when due and franchisees could default on their financial obligations to us. A decrease in franchisee profitability as well as other reasons could also cause franchisees’ failure or inability to meet new restaurant development obligations and other obligations such as maintenance or remodel requirements and rent obligations for certain leases on which we retain contingent liability.

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

As independent third parties, franchisees own, operate and oversee the daily operations of their restaurants and their employees are not our employees. Accordingly, we do not control their actions. While our franchise agreements are designed to maintain brand consistency, having all franchise operated restaurants may expose us to risks not otherwise encountered if we maintained ownership and control of the restaurants. Franchisees may breach the terms of their franchise agreements in a manner that adversely affects our brands, such as failing to operate restaurants in accordance with our required standards, and we may be limited in our ability to enforce franchise obligations. Franchisees are required to conform to specified product quality standards and other requirements pursuant to their franchise agreements in order to protect our brands and to optimize restaurant performance. If franchisees do not successfully operate their restaurants in a manner consistent with our standards, or customers have negative experiences due to issues with food quality or operational execution, our reputation and brands could suffer, which could result in a material adverse effect on our business. The quality of franchisees’ operations may also be diminished by factors beyond our control, including a lack of investment in enhancing or maintaining acceptable standards for restaurant operations due to financial and other constraints. Franchisees may also fail or be unable to hire or retain qualified managers and other personnel and training of managers and other personnel may be inadequate. These and other such negative factors could reduce franchisees' restaurant revenues, impact payments to us under the franchise agreements and could have a material adverse effect on us.

Various other risks associated with the operation of a fully franchised business model that may have a material adverse effect on our business or financial condition include:

•	inability or unwillingness of franchisees to participate in implementing changes or to participate in business strategy changes;

•	inability or unwillingness of franchisees to support our marketing programs and strategic initiatives;

•	inability of franchisees to participate in business strategy changes due to financial constraints;

•	failure of franchisees to report sales information accurately;

•	greater proportional impact of general and administrative expenses on our business and financial condition; and

•
inability to retain franchisees in the future, both in terms of number and quality, and inability to attract, retain and motivate sufficient numbers of franchisees of the same caliber, including top performing franchisees.

While we try to maintain positive working relationships with our franchisees, the nature of the franchisor-franchisee relationship inherently subjects us to potential disagreements with our franchisees on matters pertaining to the business and/or our brands.  From time to time, we have experienced, and we may continue to experience, poor franchise relations caused by the efforts of one or more of our larger franchisees or an organized franchise association.

Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater risk.  As of December 31, 2017, Applebee's franchisees operated 1,782 Applebee's restaurants in the United States. Of those restaurants, the ten largest Applebee's franchisees owned 1,284 restaurants, representing 72% of all franchised Applebee's restaurants in the United States. The largest Applebee's franchisee owned 475 restaurants, representing 27% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of risk with respect to such franchisees because their obligations to us, including financial obligations, are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experience financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements including payments to us and the maintenance and improvement of its restaurants. From time to time, we may work with our franchisees who are experiencing financial difficulties to assess and address their financial health and their ability to satisfy their financial obligations to us. In certain of these situations, we may agree to alternative arrangements with franchisees for the payment of amounts due to us under our franchise and other agreements. We cannot assure you that these arrangements will be successful nor can we assure you that they will result in us receiving all or any of the amounts due to us under our franchise and other agreements. Any franchisee that is experiencing financial difficulties may also be unable to participate in implementing changes to our business strategy. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.

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

We are subject to credit risk from our IHOP franchisees operating under our Previous IHOP Business Model, and a default by these franchisees may negatively affect our cash flows.  Of the 1,519 IHOP domestic franchise restaurants as of December 31, 2017, slightly less than half operate under the Previous IHOP Business Model. The Company was involved in all aspects of the development and financing of the IHOP restaurants established prior to 2003. Under the Previous IHOP Business Model, the Company typically identified and leased or purchased the restaurant sites, built and equipped the restaurants and then franchised them to franchisees. In addition, IHOP typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous IHOP Business Model may include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under the building property lease/sublease agreement and our notes and equipment contract receivables, as well as outstanding franchise royalties. The additional amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous IHOP Business Model and may negatively affect our cash flows.

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

•
changes in consumer behavior driven by macro-level shifts in retail, technology, media, e-commerce, global safety and demography which may impact where, when, whether and how often customers visit full-service restaurants;

•
declines in comparable restaurant sales growth rates due to: (i) failure to meet or adequately adapt to changing customer expectations for food type, quality and taste, or to innovate and develop new menu items to retain existing customers and attract new customers; (ii) competitive intrusions in our markets, including competitive pricing initiatives and daypart expansion by competitors; (iii) opening new restaurants that cannibalize the sales of existing restaurants; (iv) failure of national or local marketing to be effective; and (v) natural or man-made disasters or adverse weather conditions;

•
negative trends in operating expenses such as: (i) increases in food and other commodity costs; (ii) increases in labor costs due to minimum wage and other employment laws or regulations, immigration reform, the potential impact of union organizing efforts and tight labor market conditions; and (iii) increases in other operating costs including advertising, utilities, lease-related expenses and credit card processing fees;

•
the highly competitive nature of the restaurant and related industries with respect to, among other things: (i) price, service, location, personnel and the type and quality of food; (ii) the trend toward convergence in grocery, deli, retail and restaurant services, as well as the continued expansion of restaurants into the breakfast daypart; (iii) the entry of major market players in non-competing industries into the food services market; (iv) the decline in the price of groceries which may increase the attractiveness of dining at home versus dining out; and (v) the emergence of new or improved technologies such as mobile or online ordering, delivery and consumer behavior facilitated by such technology;

•	the inability to increase menu pricing to offset increased operating expenses; and

•	failure to effectively manage further penetration into mature markets.

Factors outside our control may harm our brands' reputations.  The success of our business is largely dependent upon brand recognition and the strength of our franchise systems. Our and our franchisees’ continued success is directly dependent upon maintaining a favorable public view of the Applebee's and IHOP brands. Negative publicity (e.g., crime, scandal, litigation, on-site accidents and injuries or other harm to customers and food-borne illness) at a single Applebee's or IHOP location can have a substantial negative impact on all restaurants within the Applebee's or IHOP system. Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, but particularly regarding food quality, food-borne illness, food tampering or preparation, obesity, injury or other health concerns with respect to certain foods and actions of franchisee managers or employees, regardless of whether such claims are accurate or valid.

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

Declines in our financial performance have resulted in and could result in future impairment charges.   United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions including, among other things, same-restaurant sales trends, future development plans, brand-enhancing initiatives, restaurant closures and an appropriate discount rate. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. As a result of performing an interim quantitative impairment test in the third quarter of 2017, we recognized an impairment of Applebee's goodwill of $358.2 million and an impairment of Applebee's tradename of $173.4 million. As of

December 31, 2017, our total stockholders' deficit was $146.7 million. Any additional significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could increase the stockholders' deficit. While such a deficit balance does not create an event of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.

Comprehensive tax reform legislation could adversely affect our business and financial condition. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law (the “Tax Act”). The Tax Act introduced significant changes to the tax code. We continue to examine the impact the Tax Act may have on our business. Notwithstanding the reduction in the federal corporate income tax rate as a result of the Tax Act, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

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

Our business strategy may not achieve anticipated results. We expect to continue to apply a business strategy that includes: (i) operation of a fully franchised restaurant system; (ii) the maintenance of a purchasing cooperative that procures products and services for our Applebee's and IHOP restaurants; (iii) the possible introduction or acquisition of new restaurant concepts; and (iv) dedicated brand resources for key functions such as marketing, consumer insights and operations and a shared service model for certain other functions such as legal, technology and human resources. There can be no assurance that the business strategy we apply to one franchise system will be suitable or will achieve results similar to the application of such business strategy to the other franchise system. In addition, our operational improvement, purchasing and other strategic initiatives may not be successful or achieve the desired results. In particular, there can be no assurance that the existing franchisees or prospective new franchisees will respond favorably to such initiatives.

A lack of availability of suitable locations for new restaurants or a decline in the quality of the locations of our current restaurants may adversely affect our sales and results of operations. The success of our brands depends in large part on restaurant locations. As demographic and economic patterns change, current locations may not continue to be attractive or profitable. Potential declines in neighborhoods where restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales in those locations. In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation. Additionally, restaurant revitalization initiatives may not be completed as and when projected and may not produce the results we expect. We may also be unable to operate effectively in new and/or highly competitive geographic regions or local markets in which our franchisees have limited operating experience.

We may experience shortages or interruptions in the supply or delivery of food and other products from third parties or in the availability of utilities. Our franchised restaurants are dependent on frequent deliveries of fresh produce, food, beverages and other products. Shortages or interruptions in food and beverage supplies may result from a variety of causes, including shortages due to adverse weather, labor unrest, political unrest, terrorism, outbreaks of food-borne illness, disruption of operation of production facilities, financial difficulties (including bankruptcy) of our suppliers or other unforeseen circumstances. Such shortages could adversely affect our revenue and profits. The inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our franchisees’ restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the payments we receive from our franchisees or our pancake and waffle dry mix distributors. In addition, interruptions to the availability of gas, electric, water or other utilities may adversely affect the operations of our franchised restaurants.

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

Changing health or dietary preferences may cause consumers to avoid Applebee's and IHOP restaurants in favor of alternative options.  The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels. New information regarding diet, nutrition and health may impact consumer eating habits. Franchise development and system-wide sales depend on the sustained demand for our products, which may be affected by factors we do not control. Various factors such as: (i) the Food and Drug Administration’s menu labeling rules, (ii) nutritional guidelines issued by the United States Department of Agriculture and issuance of similar guidelines or statistical information by state or local municipalities, or (iii) academic studies, may impact consumer choice and cause consumers to select foods other than those that are offered by Applebee's or IHOP restaurants. We may not be able to adequately adapt Applebee's or IHOP restaurants' menu offerings to keep pace with developments in consumer preferences, which may result in reduced royalty revenues from a decline in demand for our food and fewer guests visiting Applebee’s and IHOP restaurants.

We face a variety of risks associated with doing business in international markets. Our expansion into and continued operations in international markets could create risks to our brands and reputation. There is no assurance that our international operations will be profitable or that international growth will continue. Our international operations are subject to all of the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, international currency fluctuations, terrorism, global travel risks and differing cultures and consumer preferences.

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

    Our franchisees are subject to complaints or litigation from guests alleging illness, injury or other food quality, food safety, health or operational concerns as well as claims related to the Americans with Disabilities Act and other premises liability. Our franchisees are also subject to "dram shop" laws in some states pursuant to which our franchisees may be subject to liability in connection with personal injuries or property damages incurred in connection with wrongfully serving alcoholic beverages to an intoxicated person. Although our franchise agreements require our franchisees to defend and indemnify us, we may be named as a defendant and sustain liability in legal proceedings against franchisees under the doctrines of vicarious liability, agency, negligence or otherwise. Claims against our franchisees may reduce the ability of our franchisees to make payments to us. We may also initiate legal proceedings against franchisees for breach of the terms of their franchise agreements, including underreporting of sales, failure to operate restaurants according to standard operating procedures and payment defaults. These claims may also reduce the ability of franchisees to enter into new franchise agreements with us.

Third-party claims with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues. We regard our service marks and trademarks related to our restaurant businesses as having significant value and being important to our marketing efforts. To protect our brands from infringement, we rely on contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws. We have registered certain trademarks and service marks in the United States and international jurisdictions; however, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate.

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

Our business depends on our ability to attract and retain talented management and other key employees. Our business is based on successfully attracting and retaining talented employees. The market for highly skilled employees and leaders in our industry is extremely competitive. If we are less successful in our recruiting efforts, or if we are unable to retain management and other key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving management and other key employees could hinder our strategic planning and execution.

Our failure or the failure of our franchisees to comply with federal, state and local governmental regulations may subject us to losses and harm our brands.  We are subject to the Fair Labor Standards Act (which governs such matters as minimum wage, overtime and other working conditions), along with the Americans with Disabilities Act (which provides civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas), the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including tip credits, working conditions, safety standards and immigration status. There have been several complaints alleging franchisors to be joint employers with franchisees. Although we do not consider ourselves to be joint employers with our franchisees, there can be no assurance that other franchisors will not receive similar complaints in the future which may result in legal proceedings based on the actions of its franchisees. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. The Patient Protection and Affordable Care Act has impacted our franchisees’ employee costs in some respects. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

We are subject to extensive federal, state and local governmental regulations, including those relating to food safety and inspection and the preparation and sale of food and alcoholic beverages. Disruptions within any government agencies could impact the U.S. food industry, which may have an adverse effect on our business. We are also subject to laws and regulations relating to building and zoning requirements. Each of our franchisees' restaurants is also subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality where the restaurant is located. We cannot assure you that our franchisees will not encounter material difficulties or failures, including with respect to obtaining and maintaining required licenses and approvals, which could impact the continuing operations of an existing restaurant, or delay or prevent the opening of a new restaurant.

In addition, we are subject to laws and regulations, which vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation. In connection with the continued operation or remodeling of certain restaurants, our franchisees may be required to expend funds to meet federal, state, local and international regulations. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such laws could have an adverse effect on our results of operations.

We are subject to federal regulation and certain foreign and state laws, including state laws that govern the offer and sale of franchises. Many state franchise laws contain provisions that supersede the terms of franchise agreements, including provisions concerning the termination or non-renewal of a franchise. Some state franchise laws require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and the franchisees. Changes in, and the cost of compliance with, government regulations could have a material effect on operations.

Finally, regulatory changes or actions under the current U.S. political administration may impact the laws or regulations described above. We cannot predict whether or when any of these potential changes in law might become effective in any jurisdiction nor the impact, if any, of these changes to our business.

We are subject to risks associated with self-insurance for medical, dental and vision benefits. As of January 2017, we now self-insure all of our employee medical, dental and vision benefits. We maintain a per claim stop loss coverage but do not maintain coverage at an aggregate level. Our reserves are based on historical loss trends that may not correlate to actual loss experience in the future. If we experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, our reserves may prove to be insufficient and we may be exposed to significant and unexpected losses. For these and other reasons, including our inability to renew stop loss coverage at competitive rates, we are subject to risks associated with self-insurance that may have an adverse effect on the Corporation’s financial condition and operating results.

In addition, access to personal medical information is regulated by federal, state and/or local laws as well as by certain third-party agreements. If our security and information systems or the systems of our third-party vendors are compromised, we could be subject to costly litigation or penalties and our reputation and operations could be adversely affected.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The table below shows the location and ownership type of Applebee's and IHOP restaurants as of December 31, 2017:

	Applebee's (a)	IHOP (a)
	Franchise	Franchise	Area License		Total IHOP
United States
Alabama	30	21	—		21
Alaska	1	4	—		4
Arizona	26	42	—		42
Arkansas	10	16	—		16
California	118	231	—		231
Colorado	26	37	—		37
Connecticut	6	9	—		9
Delaware	12	7	—		7
District of Columbia	—	2	—		2
Florida	106	—	148	(b)	148
Georgia	67	76	4	(b)	80
Hawaii	3	6	—		6
Idaho	12	8	—		8
Illinois	47	55	—		55
Indiana	63	24	—		24
Iowa	26	10	—		10
Kansas	32	27	—		27
Kentucky	31	10	—		10
Louisiana	16	30	—		30
Maine	12	3	—		3
Maryland	25	47	—		47
Massachusetts	29	20	—		20
Michigan	85	24	—		24
Minnesota	55	9	—		9
Mississippi	21	15	—		15
Missouri	52	32	—		32
Montana	8	5	—		5
Nebraska	19	7	—		7
Nevada	13	24	—		24
New Hampshire	14	6	—		6
New Jersey	60	45	—		45
New Mexico	20	21	—		21
New York	111	57	—		57
North Carolina	52	54	—		54
North Dakota	11	2	—		2
Ohio	86	39	—		39
Oklahoma	14	34	—		34
Oregon	21	8	—		8
Pennsylvania	81	25	—		25
Rhode Island	8	4	—		4
South Carolina	33	31	—		31
South Dakota	6	2	—		2
Tennessee	31	41	—		41
Texas	101	206	—		206
Utah	10	19	—		19
Vermont	3	1	—		1
Virginia	67	66	—		66
Washington	42	32	—		32
West Virginia	16	8	—		8
Wisconsin	39	14	—		14
Wyoming	5	3	—		3
Total Domestic	1,782	1,519	152		1,671

	Applebee's (a)	IHOP (a)
	Franchise	Franchise	Area License		Total IHOP
International
Bahrain	—	3	—		3
Brazil	9	—	—		—
Canada	16	16	12	(b)	28
Chile	1	—	—		—
Costa Rica	3	—	—		—
Dominican Republic	3	—	—		—
Egypt	1	—	—		—
Guam	1	2	—		2
Guatemala	5	2	—		2
India	—	1	—		1
Indonesia	2	—	—		—
Kuwait	8	5	—		5
Lebanon	—	1	—		1
Mexico	58	40	—		40
Northern Mariana Islands	—	1	—		1
Panama	1	3	—		3
Philippines	2	3	—		3
Puerto Rico	5	5	—		5
Qatar	7	1	—		1
Saudi Arabia	22	13	—		13
Thailand	—	1	—		1
United Arab Emirates	10	6	—		6
Total International	154	103	12		115
Totals	1,936	1,622	164		1,786

(a) The properties identified in this table generate revenue in our franchise, rental and financing operating segments.
(b) Of these restaurants, 40 in Florida, one in Georgia and 12 in Canada have been sub-licensed by the area licensee.
Of the 1,622 IHOP restaurants operated by franchisees, 59 were located on sites owned by us, 634 were located on sites leased by us from third parties and 929 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees and 1,934 of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensees or the franchisees. We leased one site and owned one site on which franchisee-operated Applebee's restaurants were located.
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

Item 4.   Mine Safety Disclosure.

Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “DIN”. The following table sets forth the high and low sales prices of our common stock on the NYSE for each fiscal quarter of 2017 and 2016.

	Fiscal Year 2017		Fiscal Year 2016
	Prices		Prices
Quarter	High	Low	High	Low
First	$78.15	$49.53	$98.82	$77.36
Second	$57.31	$42.37	$94.30	$80.07
Third	$45.60	$36.71	$85.79	$75.05
Fourth	$52.14	$42.05	$88.00	$76.36

Holders

The number of stockholders of record and beneficial owners of our common stock as of February 9, 2018 was estimated to be 17,400.

Dividends on Common Stock

Please refer to Note 11 - Stockholders' Equity, of the Notes to the Consolidated Financial Statements for information on dividends declared and paid in the fiscal years ended December 31, 2017 and 2016.

On February 14, 2018, our Board of Directors approved payment of a cash dividend of $0.63 per share of common stock, payable at the close of business on April 6, 2018 to the stockholders of record as of the close of business on March 19, 2018.

We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amount of such dividends.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2017, regarding shares outstanding and available for issuance under the DineEquity, Inc. 2016 Stock Incentive Plan (the “2016 Plan”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,272,048	$61.44	1,394,408
Equity compensation plans not approved by security holders	—	—	—
Total	1,272,048	$61.44	1,394,408
The number of securities remaining available for future issuance represents shares under the 2016 Plan. Please refer to Note 13 - Stock-Based Incentive Plans, of the Notes to the Consolidated Financial Statements for a description of the 2016 Plan.
Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
October 2, 2017 – October 29, 2017(a)	756	$43.86	—	$67,100,000
October 30, 2017 – November 26, 2017(a)	396	—	—	$67,100,000
November 27, 2017 – December 31, 2017	—	—	—	$67,100,000
Total	1,152	$44.32	—	$67,100,000

(a)  These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations arising upon the vesting of restricted stock awards. Shares so surrendered by the participants are repurchased by us pursuant to the terms of the plan under which the shares were issued and the applicable individual award agreements and not pursuant to publicly announced repurchase authorizations.
(b)  In October 2015, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $150 million of the Company's common stock on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions, including Rule 10b-5 stock repurchase plans, based on business, market, applicable legal requirements and other considerations. The program does not require the repurchase of a specific number of shares and can be terminated at any time.

Stock Performance Graph
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Value-Line Restaurants Index (“Restaurant Index”) over the five-year period ended December 31, 2017. The graph and table assume $100 was invested at the close of trading on the last day of trading in 2012 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Stockholder Return
Dine Brands Global, Inc., Standard & Poor's 500 and Value Line Restaurant Index
(Performance Results through December 31, 2017)

	2012	2013	2014	2015	2016	2017
Dine Brands Global, Inc.	$100.00	$129.97	$167.17	$141.78	$134.78	$96.51
Standard & Poor's 500	100.00	132.39	150.51	152.60	170.85	208.15
Restaurant Index	100.00	132.68	148.87	180.21	193.17	239.65

The foregoing performance graph is being furnished as part of this report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations information and the consolidated balance sheet data for the years ended and as of December 31, 2017, 2016, 2015, 2014 and 2013 are derived from our audited consolidated financial statements.

	Fiscal Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share amounts and restaurant data)
Revenues:
Franchise and restaurant revenues (a)	$475.0	$501.7	$542.6	$518.6	$502.6
Rental revenues	121.4	123.0	127.7	122.9	124.8
Financing revenues	8.4	9.2	10.8	13.5	13.1
Total revenues	604.8	634.0	681.1	655.0	640.5
Cost of revenues:
Franchise and restaurant expenses (a)	172.0	162.9	187.0	184.4	173.2
Rental expenses	90.6	91.5	94.6	94.6	97.3
Financing expenses	0.6	0.2	0.5	0.8	0.2
Total cost of revenues	263.2	254.6	282.1	279.9	270.8
Gross profit	341.6	379.4	399.0	375.1	369.7
Impairment of goodwill and intangible assets	531.6	—	—	—	—
General and administrative expenses	165.7	148.9	155.4	145.9	143.6
Interest expense	62.0	61.5	63.3	96.6	100.3
Closure and other impairment charges	4.0	5.1	2.6	3.7	1.8
Loss on extinguishment of debt and temporary equity	—	—	—	64.9	0.1
(Gain) loss on disposition of assets (a)	(6.2)	0.8	(0.9)	0.3	(0.2)
Other expense (b)	10.0	10.0	10.0	12.1	13.6
Income before income taxes	(425.4)	153.1	168.6	51.6	110.6
Income tax benefit (provision)	94.8	(55.1)	(63.7)	(15.1)	(38.6)
Net (loss) income	(330.5)	98.0	104.9	36.5	72.0
Less: Net loss (income) allocated to unvested participating restricted stock	6.5	(1.4)	(1.4)	(0.5)	(1.2)
Net (loss) income available to common stockholders	$(324.0)	$96.6	$103.5	$35.9	$70.8
Net (loss) income available to common stockholders per share:
Basic	$(18.28)	$5.36	$5.55	$1.92	$3.75
Diluted	$(18.28)	$5.33	$5.52	$1.90	$3.70
Weighted average shares outstanding:
Basic	17.7	18.0	18.6	18.8	18.9
Diluted	17.7	18.1	18.8	19.0	19.1
Dividends declared per common share	$3.88	$3.73	$3.545	$3.125	$3.00
Dividends paid per common share	$3.88	$3.68	$3.50	$2.25	$3.00
Balance Sheet Data (end of year):
Cash and cash equivalents	$117.0	$140.5	$144.8	$104.0	$106.0
Restricted cash—short-term and long-term (c)	46.1	45.0	47.2	67.0	0.7
Property and equipment, net (a)	199.6	205.1	219.6	241.2	274.3
Total assets (d)	1,750.2	2,278.6	2,331.9	2,393.7	2,366.8
Long-term debt, less current maturities (d)	1,269.8	1,282.7	1,279.5	1,276.5	1,189.5
Capital lease obligations, less current maturities	61.9	74.7	84.8	98.1	111.7
Financing obligations, less current maturities	39.2	39.5	42.4	42.5	48.8
Stockholders' (deficit) equity	(146.7)	252.8	267.2	279.1	315.2
Other Financial Data:
Cash flows provided by operating activities	$65.7	$118.1	$135.5	$118.5	$127.8
Capital expenditures	13.4	5.6	6.6	5.9	7.0
Domestic system-wide same-restaurant sales percentage change:
Applebee's	(5.3)%	(5.0)%	0.2%	1.1%	(0.3)%
IHOP	(1.9)%	(0.1)%	4.5%	3.9%	2.4%
Total restaurants (end of year):
Applebee's	1,936	2,016	2,033	2,017	2,011
IHOP	1,786	1,733	1,683	1,650	1,620
Total restaurants	3,722	3,749	3,716	3,667	3,631
_______________________________________________________________________

(a)	We refranchised nine IHOP company-operated restaurants in 2017 and 23 Applebee's company-operated restaurants in 2015.

(b)	Includes amortization of intangible assets in each year as well as $1.3 of debt modification costs in 2013.

(c)	Restricted cash increased in 2014 due to refinancing of long-term debt. See Note 7 - Long-Term Debt, of the Notes to Consolidated Financial Statements

(d)	Amounts for 2014 and 2013 were restated in 2015 to reflect accounting standards adopted in that year.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
Statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “goal” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors,” as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the United States Securities and Exchange Commission. The forward-looking statements contained in this report are made as of the date hereof and the Company assumes no obligation to update or supplement any forward-looking statements.
You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report.
General
The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company's predecessor began developing and franchising additional restaurants. The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. In November 2007, the Company completed the acquisition of Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. and on February 20, 2018, the name of the Company was changed to Dine Brands Global, Inc.SM (“Dine Brands Global,” “we” or “our”). Through various subsidiaries (see Exhibit 21, Subsidiaries of Dine Brands Global, Inc.), we own and franchise the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry, and own, franchise and operate the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two concepts, whether operated by franchisees, area licensees or us.
Domestically, Applebee's and IHOP franchise restaurants are located in all 50 states and two IHOP franchise restaurants are located in the District of Columbia. Internationally, IHOP restaurants are located in three United States territories and 13 countries outside of the United States; Applebee's restaurants are located in two United States territories and 15 countries outside of the United States. With over 3,700 restaurants combined, we believe we are the largest full-service restaurant company in the world. The June 19, 2017 issue of Nation's Restaurant News reported that IHOP and Applebee's were the largest restaurant systems in the family dining and casual dining categories, respectively, in terms of United States system-wide sales during 2016. This marks the tenth consecutive year our two brands have achieved the number one ranking in Nation's Restaurant News.
We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this annual report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2017 and 2016 fiscal years that ended on December 31, 2017 and January 1, 2017, respectively, and 53 calendar weeks in our 2015 fiscal year that ended January 3, 2016.
Executive Summary of 2017 Results
Overview

•
We incurred a net loss of $330.5 million, due in large part to impairment charges taken in the third quarter of 2017 of $358.2 million for Applebee's goodwill and $173.4 million for Applebee's tradename. The goodwill impairment was not deductible for federal income tax purposes and therefore we received no tax benefit related to the goodwill impairment. We did recognize a deferred tax benefit of $65.1 million related to the impairment charge for Applebee's tradename;

•
We recognized a substantial benefit associated with the December 2017 enactment of the Tax Cuts and Jobs Act, primarily due to a one-time revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent. This revaluation reduced our net loss by $77.5 million, or $4.37 per share;

•
Our gross profit decreased $37.8 million, primarily due to a decrease of $38.1 million in gross profit from Applebee's franchise operations. Nearly $29 million of the decline was due to Applebee's franchisee financial health issues, specifically, an $11.5 million increase in bad debt expense; an increase of $7.0 million in contributions we made to the

Applebee's National Advertising Fund (the “Applebee's NAF”) to mitigate the decline in franchisee contributions that are based on a percentage of restaurant sales; a $6.2 million decrease in royalty revenue because of uncertainty as to collectibility; and a $4.1 million decrease in royalty revenue due to restaurant closures. An additional $8.3 million of the total decline was due to a 5.3% decrease in Applebee's domestic same-restaurant sales;

•
We generated cash provided by operating activities of approximately $66 million and adjusted free cash flow (cash provided by operating activities, plus receipts from notes and equipment contract receivables, less additions to property and equipment) of approximately $63 million in 2017;

•	We returned nearly $80 million to our stockholders, comprised of $69.8 million in cash dividends and $10.0 million in the form of stock repurchases;

•
IHOP franchisees opened 77 new restaurants worldwide, with net development of 54 restaurants. The opening of 77 restaurants was the highest annual total of franchise restaurant openings for IHOP since the Current Business Model was adopted in 2004. Applebee's franchisees closed 99 restaurants worldwide, with a net reduction of 80 restaurants. Taken together, the total number of our restaurants declined by less than 1% from last year's total; and

•
IHOP franchisees remodeled 320 domestic restaurants in 2017 under our new Rise N' Shine design. A total of 620 restaurants have been remodeled since the Rise N' Shine design was announced in late 2015.

Key Performance Indicators

An overview of our key performance indicators for the year ended December 31, 2017 is as follows:

	Applebee's	IHOP
Sales percentage (decrease) increase in domestic system-wide sales	(6.8)%	0.7%
Net franchise restaurant (reduction) development (1)	(80)	54
% (decrease) in domestic same-restaurant sales	(5.3)%	(1.9)%
________________________________________
(1) Franchise and area license restaurant openings, net of closings

Financial Summary		Favorable (Unfavorable) Variance
	2017		2016
	(In millions, except per share amounts)
(Loss) income before income taxes	$(425.4)	$(578.5)	$153.1
Income tax benefit (provision)	94.8	149.9	(55.1)
Net (loss) income	$(330.5)	$(428.5)	$98.0
Effective tax rate	22.3%	13.7%	36.0%
Net (loss) income per diluted share	$(18.28)	$(23.61)	$5.33
Weighted average diluted shares outstanding	17.7	0.4	18.1
Income before income taxes for the year ended December 31, 2017 decreased $578.5 million compared to the year ended December 31, 2016. The primary reasons for the decline are summarized as follows:

(In millions)
Impairment of Applebee's goodwill and tradename	$(531.6)
Decrease in gross profit:
Applebee's franchise operations	(38.1)
All other operations	0.3
Total gross profit decrease	(37.8)
Increase in General and Administrative (“G&A”) expenses:
Executive separation costs	(8.8)
Applebee's stabilization initiatives	(8.6)
All other G&A	0.7
Total G&A increase	(16.7)
Increase in gain on disposition of assets	7.0
Other	0.6
Decrease in income before income taxes	$(578.5)

Our effective tax rate (“ETR”) of 22% for the year ended December 31, 2017 was significantly different than both the federal statutory rate of 35% and the ETR of 36% for the year ended December 31, 2016. The 2017 effective tax rate of 22.3% applied to pretax book loss was lower than the statutory federal tax rate of 35% primarily due to the non-deductibility of the impairment of Applebee’s goodwill for federal income tax purposes, which was partially offset by the income tax benefit resulted from the revaluation of our deferred taxes at the federal tax rate of 21% in accordance with the Tax Cuts and Jobs Act. See Note 15 - Income Taxes, of the Notes to Consolidated Financial Statements for additional information.

Key Performance Indicators

In evaluating the performance of Applebee's and IHOP, we consider the key performance indicators to be the percentage change in system-wide sales, the percentage change in domestic system-wide same-restaurant sales (“domestic same-restaurant sales”) and net franchise restaurant development. Changes in both domestic same-restaurant sales and in the number of Applebee's and IHOP franchise restaurants directly impact the system-wide retail sales that drive our franchise royalty revenues. Restaurant development also impacts franchise revenue in the form of initial franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

System-wide Sales and Domestic Same-Restaurant Sales

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

Applebee's Restaurant Data	Year Ended December 31,
Global Effective Restaurants:(a)	2017	2016	2015
Franchise	1,970	2,027	2,004
Company	—	—	13
Total	1,970	2,027	2,017
System-wide:(b)
Domestic sales percentage change(c)	(6.8)%	(6.8)%	3.4%
Domestic same-restaurant sales change(d)	(5.3)%	(5.0)%	0.2%
Franchise:(b)
Domestic sales percentage change(c)	(6.8)%	(6.2)%	3.9%
Domestic same-restaurant sales change(d)	(5.3)%	(5.0)%	0.2%
Domestic average weekly unit sales (in thousands)	$43.6	$45.3	$47.8

IHOP Restaurant Data
Global Effective Restaurants:(a)
Franchise	1,576	1,517	1,481
Area license	164	166	166
Company	5	10	12
Total	1,745	1,693	1,659
System-wide:(b)
Sales percentage change(c)	0.7%	(0.3)%	8.1%
Domestic same-restaurant sales change(d)	(1.9)%	(0.1)%	4.5%
Franchise:(b)
Sales percentage change(c)	1.2%	(0.3)%	8.2%
Domestic same-restaurant sales change(d)	(1.9)%	(0.1)%	4.5%
Average weekly unit sales (in thousands)	$36.3	$37.3	$37.6
Area License:(b)
IHOP sales percentage change(c)	(0.7)%	0.6%	5.9%
_________________________________

(a)
“Global Effective Restaurants” are the weighted average number of restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, domestic and international, which includes restaurants owned by franchisees and area licensees as well as those owned by the Company.

(b)
“System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase in franchisees' reported sales will result in a corresponding increase in our royalty revenue, while a decrease in franchisees' reported sales will result in a corresponding decrease in our royalty revenue. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
Reported sales (unaudited)	2017	2016	2015
	(In millions)
Applebee's domestic franchise restaurant sales	$4,117.1	$4,418.6	$4,711.9
IHOP franchise restaurant sales	2,974.6	2,939.9	2,948.3
IHOP area license restaurant sales	280.6	282.5	280.9
Total	$7,372.3	$7,641.0	$7,941.1

(c)
“Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category. The sales percentage change for the years ended December 31, 2016 and 2015 was impacted by a 53rd calendar week in fiscal year 2015.

(d)
“Domestic same-restaurant sales change” reflects the percentage change in sales in any given fiscal year, compared to the same weeks in the prior year, for domestic restaurants that have been operated throughout both fiscal years that are being compared and have been open for at least 18 months. Because of new unit openings and restaurant closures, the domestic restaurants open throughout the fiscal years being compared may be different from year to year. Domestic same-restaurant sales percentage change does not include data on IHOP area license restaurants.

Domestic Same-Restaurant Sales Trends
 Applebee’s domestic same-restaurant sales increased 1.3% for the three months ended December 31, 2017 from the same period in 2016, the first quarterly increase in two and one-half years. The increase in the fourth quarter of 2017 was primarily due to an increase in customer traffic that was partially offset by a decrease in average customer check. We believe the increases in traffic and same-restaurant sales were due, in part, to favorable customer response to marketing initiatives implemented during the quarter, to our revitalized menu offerings and to operational improvements in the quality of the customer experience. Applebee's performance for the fourth quarter of 2017 exceeded that of the casual dining segment of the restaurant industry. Based on data from Black Box, the casual dining segment of the restaurant industry experienced a slight increase in same-restaurant sales during the fourth quarter of 2017 resulting from an increase in average customer check that was mostly offset by a decline in customer traffic. Applebee's outperformance during the fourth quarter was due primarily to its differential improvement in traffic.

For the full year ended December 31, 2017, Applebee’s domestic same-restaurant sales decreased 5.3%, which was a 200 basis-point improvement over the decrease of 7.3% realized through the first nine months of 2017. The decrease in domestic same-restaurant sales for the full year 2017 was primarily due to a decline in customer traffic, along with a smaller decrease in average customer check. For the full year 2017, Applebee's performance trailed that of the casual dining segment. The casual dining segment's decrease in same-restaurant sales was smaller than Applebee's and was due to a decline in traffic that was partially offset by an increase in average check. As reported by Black Box, the decrease in customer traffic the casual dining segment experienced for the full year 2017 was smaller than the Applebee's decrease in customer traffic, and the casual dining segment experienced an increase in average customer check for the full year 2017 compared to Applebee's decrease in average customer check.

We believe the differential between Applebee's performance for the full year 2017 and that of the casual dining segment is due in large part to unsuccessful tactical initiatives previously implemented by Applebee's that have since been addressed and to the inconsistent quality of operations across the Applebee's system. We engaged third-party consultants during the first half of 2017 to assess the continued decline in Applebee's traffic and same-restaurant sales and to provide actionable recommendations to stabilize the decline and to assist with franchisee health initiatives. These recommendations were implemented and, in large part, drove the positive sales in the fourth quarter of 2017. We incurred approximately $8.6 million of costs related to these stabilization initiatives in 2017.

IHOP’s domestic same-restaurant sales decreased 0.4% for the three months ended December 31, 2017. The decline in the fourth quarter of 2017 was due to a decrease in customer traffic that was partially offset by an increase in average customer check. IHOP customer traffic has declined for nine consecutive quarters, however, the percentage decrease in the fourth quarter of 2017 was the smallest since the first quarter of 2016. We believe the improvement in IHOP's domestic same-restaurant sales in the fourth quarter of 2017 compared to the third quarter of 2017 was due to successful limited-time promotions along with the roll-out of our new “IHOP 'N Go” mobile ordering technology. For the full year ended December 31, 2017, IHOP's domestic same-restaurant sales decreased 1.9%. The decrease for the full year 2017 also was due to a decrease in customer traffic that was partially offset by an increase in average customer check.

IHOP's performance for both the fourth quarter and full year of 2017 lagged that of the family dining segment of the restaurant industry. Based on data from Black Box, during the fourth quarter of 2017, the family dining segment had an increase in same-restaurant sales due primarily to an increase in average check that was larger than IHOP's, offset by a decrease in traffic that was also larger than IHOP's. For the full-year 2017, the family dining segment experienced a smaller decrease in same-restaurant sales than IHOP, due primarily to a smaller decrease in traffic than IHOP experienced.
In the short term, a decline in customer traffic at either brand may be offset by an increase in average customer check resulting from an increase in menu prices, a favorable change in product sales mix, or a combination thereof. A sustained decline in same-restaurant customer traffic that cannot be offset by an increase in average customer check could have an adverse effect on our business, results of operations and financial condition, due to, among other things, reduced royalty revenues, higher bad debt expense resulting from the failure or inability of franchisees to pay amounts owed to us when due, and a possible decline in the number of franchise restaurants because of reduced restaurant development or restaurant closures.
Net Franchise Restaurant Development
The total number of Applebee's franchise restaurants open at December 31, 2017 declined 4% from the number open at December 31, 2016 as franchisees opened 19 new restaurants but closed 99 restaurants. Restaurant closures can occur for a variety of reasons that may differ for each restaurant and for each franchisee. Closures generally fall into one of two categories: restaurants in older locations whose retail, residential and traffic demographics have changed unfavorably over time, and restaurants with non-viable unit economics. The majority of Applebee's restaurant closures in 2017 were due to these factors. While 18 of the restaurants were closed by a single franchisee, no other franchisee had more than 10 restaurant closures.
IHOP franchisees and area licensees opened 77 restaurants in 2017 and closed 23 restaurants, resulting in net development of 54 restaurants, the highest net development since 2009. The opening of 77 restaurants was the highest annual total of franchise restaurant openings for IHOP since the Current Business Model was adopted in 2004. We believe the IHOP closures were primarily due to natural attrition as the total number of closures in 2017 was only slightly higher than the average annual closure rate of 21 restaurants per year over the three previous years.
Internationally, franchisees of both brands opened 37 restaurants and closed 22, for net development of 15 restaurants. This international activity is included in the total activity for each brand cited above.

The following tables summarize Applebee's and IHOP restaurant development and franchising activity over the past three years:

	Year Ended December 31,
	2017	2016	2015
Applebee's Restaurant Development Activity

Summary - beginning of period:
Franchise	2,016	2,033	1,994
Company	—	—	23
Total Applebee's restaurants, beginning of period	2,016	2,033	2,017
Domestic	1,858	1,878	1,870
International	158	155	147

Franchise restaurants opened:
Domestic	10	19	27
International	9	10	17
Total franchise restaurants opened	19	29	44
Franchise restaurants closed:
Domestic	(86)	(39)	(19)
International	(13)	(7)	(9)
Total franchise restaurants closed	(99)	(46)	(28)
Net franchise restaurant (reduction) development	(80)	(17)	16
Refranchised from Company restaurants	—	—	23
Net franchise restaurant (decrease) increase	(80)	(17)	39

Summary - end of period:
Franchise	1,936	2,016	2,033
Company restaurants	—	—	—
Total Applebee's restaurants, end of period	1,936	2,016	2,033
Domestic	1,782	1,858	1,878
International	154	158	155
% (Decrease) increase in total Applebee's restaurants from prior year	(4.0)%	(0.8)%	0.8%

	Year Ended December 31,
	2017	2016	2015
IHOP Restaurant Development Activity

Summary - beginning of period:
Franchise	1,556	1,507	1,472
Area license	167	165	167
Company(a)	10	11	11
Total IHOP restaurants, beginning of period	1,733	1,683	1,650
Domestic	1,637	1,604	1,579
International	96	79	71

Franchise/area license restaurants opened:
Domestic franchise	48	43	44
Domestic area license	1	3	3
International franchise	28	20	8
Total franchise/area license restaurants opened	77	66	55
Franchise/area license restaurants closed:
Domestic franchise	(11)	(12)	(17)
Domestic area license	(3)	(1)	(5)
International franchise	(8)	(3)	—
International area license	(1)	—	—
Total franchise/area license restaurants closed	(23)	(16)	(22)
Net franchise/area license restaurant development	54	50	33
Refranchised from Company restaurants	9	1	3
Franchise restaurants reacquired by the Company	—	—	(3)
Net franchise/area license restaurant additions	63	51	33

Summary - end of period:
Franchise	1,622	1,556	1,507
Area license	164	167	165
Company(a)	—	10	11
Total IHOP restaurants, end of period	1,786	1,733	1,683
Domestic	1,671	1,637	1,604
International	115	96	79
% Increase in total IHOP restaurants from prior year	3.1%	3.0%	2.0%
(a) During the twelve months ending December 31, 2017, nine company-operated restaurants were refranchised and one was permanently closed.
During 2018, we expect Applebee's franchisees to develop between 10 and 15 new restaurants globally, the majority of which are expected to be international openings. IHOP franchisees are projected to develop between 85 and 100 new IHOP restaurants globally, the majority of which are expected to be domestic openings. We anticipate the closing of between 60 and 80 Applebee's restaurants in 2018 as part of the continuation of a system-wide analysis to optimize the health of the franchisee system. We expect to close between 30 and 40 IHOP restaurants in 2018.
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

Consolidated Results of Operations - Fiscal 2017, 2016 and 2015
Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results
Applebee's has experienced a decline in system-wide sales over the past two years that was primarily due to a decrease in customer traffic. This decline in sales at our franchisees' restaurants has adversely impacted the financial health of some of the franchisees and the timely payment of amounts they owe us for royalty payments and advertising fund contributions. The non-timely payments are primarily concentrated amongst four franchisees. Two franchisees representing approximately 13% of Applebee's 2017 domestic system-wide sales are exhibiting a higher level of financial difficulty than the other franchisees. These franchisee health issues, in turn, had an adverse impact on our 2017 financial results as follows: (i) our bad debt expense increased $11.5 million; (ii) we contributed $9.5 million to the Applebee's NAF to mitigate both the decline in franchisee contributions that are based on a percentage of restaurant sales and the non-timely payment by certain franchisees; and (iii) there was a decrease of $6.2 million in royalty revenue due to uncertainty as to its collectibility. We engaged third-party consultants during the first half of 2017 to assess the continued decline in Applebee's traffic and same-restaurant sales and to provide actionable recommendations to stabilize the decline and to assist with franchisee health initiatives. These recommendations were implemented and, in large part, drove the positive sales in the fourth quarter of 2017. We incurred approximately $8.6 million of costs related to these stabilization initiatives in 2017.
Throughout 2017 we addressed franchisee financial health through a collaborative effort between ourselves, a third-party advisor and franchisee representatives. We have considered various forms of assistance to franchisees, such as restaurant closures, assessing franchisee debt arrangements, temporary forbearance on payment obligations, extensions of credit and other support programs. To date, the assistance provided primarily has been the approved closures of non-viable restaurants and waiver of related termination fees, as well as loans to certain franchisees. Applebee's restaurant closures during 2017 reduced our royalty revenue by approximately $4.1 million. Any additional assistance to franchisees may entail incremental costs.
Virtually all domestic Applebee’s franchisees have entered into an amendment to their franchise agreements that will increase their contribution to the Applebee’s NAF by 0.25% to 3.50% of their gross sales and decrease their minimum local promotional expenditures to 0.25% of their gross sales for the period from January 1, 2018 to December 31, 2019. Such franchisees have also agreed to an incremental temporary increase in the advertising contribution rate, subject to certain contingencies. We will contribute an additional $30 million to the Applebee's NAF during the first six months of 2018.
While we are encouraged by the improvement in Applebee's same-restaurant sales and customer traffic during the fourth quarter of 2017, there can be no assurance that this favorable trend will continue or to what extent any improvement in same-restaurant sales and customer traffic might mitigate the franchisee health issues discussed above. Until such mitigation occurs, we may, in the future, continue to experience relatively high charges for bad debt as a percentage of revenue or be unable to recognize all of the royalty revenue to which we are entitled.

Events Impacting Comparability of Financial Information
Impairment of Applebee's Goodwill and Tradename

We performed an interim quantitative test for impairment of Applebee's goodwill and indefinite-lived intangible assets in the third quarter of 2017. As a result of performing the interim quantitative test, we recognized an impairment of Applebee's goodwill of $358.2 million and an impairment of Applebee's tradename of $173.4 million.

See additional discussion of these impairments under the heading “Financial Review - Impairment of Goodwill and Intangible Assets.”

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017 lowered the Federal statutory corporate tax rate from 35% to 21%, beginning in 2018. In accordance with U.S. GAAP, we revalued our net deferred tax liability as of December 31, 2017, based on a U.S. federal tax rate of 21 percent. This revaluation reduced our 2017 net loss by $77.5 million, or $4.37 per share. We also expect to benefit meaningfully from the Tax Act in future periods, primarily due to the impact of the lower U.S. federal tax rate.

Executive Separation Costs

On February 17, 2017, we announced the resignation of our former Chairman and Chief Executive Officer (the “former CEO”), effective March 1, 2017. In accordance with the terms of the Separation Agreement and General Release filed as Exhibit 10.1 to Form 8-K filed on February 17, 2017, we recorded approximately $5.9 million for severance, separation pay and ancillary costs in the first quarter of 2017. All stock options and restricted stock awards held by the former CEO that were unvested at the time of the announcement became vested in connection with the separation. We recorded a charge of approximately $2.9 million related to the accelerated vesting of the equity awards in the first quarter of 2017. Total costs of $8.8 million related to the separation were included in G&A expenses for the year ended December 31, 2017.

Refranchising of Company-operated Restaurants

In June 2017, we refranchised nine of our ten company-operated IHOP restaurants in the Cincinnati, Ohio market area; the one restaurant not refranchised was closed. As a result, we no longer operate any IHOP restaurants on a permanent basis. In July 2015, we refranchised 23 Applebee’s company-operated restaurants in the Kansas City, Missouri market area. As of that date, we no longer operated any Applebee's restaurants on a permanent basis.

53rd week in Fiscal 2015

Our fiscal year ends on the Sunday nearest to December 31 of each year. Every five or six years, our fiscal year contains 53 calendar weeks. Our 2015 fiscal year contained 53 calendar weeks, whereas fiscal 2017 and 2016 each contained 52 calendar weeks. The estimated impact of the 53rd week on fiscal 2015 results of operations was an increase in revenue of $13.8 million, an increase in gross profit of $9.4 million, an increase in income before income taxes of $6.8 million and an increase in cash from operating activities of approximately $6 million. These amounts represent unfavorable variances in the respective line items in comparing 2016 results with 2015 results.

Financial Review

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
Revenue	2017		2016		2015
	(In millions)
Franchise operations	$467.5	$(16.9)	$484.4	$(10.3)	$494.7
Rental operations	121.4	(1.6)	123.0	(4.6)	127.7
Company restaurant operations	7.5	(9.8)	17.4	(30.5)	47.9
Financing operations	8.4	(0.8)	9.2	(1.7)	10.8
Total revenue	$604.8	$(29.2)	$634.0	$(47.1)	$681.1
Change vs. prior year	(4.6)%		(6.9)%		6.3%

Our 2017 total revenue declined $29.2 million compared to 2016. The significant components of the change are as follows:

•
Franchise revenues decreased due to a 5.3% decline in Applebee's same-restaurant sales, an increase in Applebee's revenue we did not recognize due to uncertainty as to collectibility, an increase in closures of Applebee's restaurants, and a decrease in sales of IHOP pancake and waffle dry mix. These unfavorable items were partially offset by new restaurant development by IHOP franchisees.

•	Company restaurant revenue declined primarily due to the refranchising of nine IHOP company-operated restaurants as noted above under “Events Impacting Comparability of Financial Information.”

•	Rental and financing revenues decreased primarily due to the progressive decline in interest income as financed receivables were repaid.

Our 2016 total revenue declined $47.1 million compared to 2015, of which $13.8 million was due to a 53rd calendar week in 2015. Other components of the total change are as follows:

•	Company restaurant revenue declined primarily due to the refranchising of 23 Applebee's restaurants as noted under “Events Impacting Comparability of Financial Information.”

•	Rental and financing revenues decreased primarily due to the progressive decline in interest income as financed receivables were repaid.

•
Increased franchise revenues due to IHOP restaurant development and sales of pancake and waffle dry mix were offset by a decrease in Applebee's franchise royalties primarily due to a 5.0% decline in same-restaurant sales and to lower franchise, extension and termination fees from both brands.

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
Gross Profit (Loss)	2017		2016		2015
	(In millions)
Franchise operations	$303.4	$(36.3)	$339.7	$(16.0)	$355.7
Rental operations	30.8	(0.7)	31.5	(1.6)	33.1
Company restaurant operations	(0.3)	0.5	(0.8)	(0.7)	(0.1)
Financing operations	7.7	(1.3)	9.0	(1.3)	10.3
Total gross profit	$341.6	$(37.8)	$379.4	$(19.6)	$399.0
Change vs. prior year	(10.0)%		(4.9)%		6.4%

Our 2017 gross profit decreased $37.8 million compared to 2016. Primary components of the total change are as follows:

•	Franchise gross profit declined primarily due to the decrease in revenue described above, an increase in Applebee's bad debt expense and an increase in franchisor contributions to the Applebee's NAF.

•	Rental and financing gross profit was adversely impacted by the progressive decline in interest income as financed receivables were repaid.

•	Company-operated restaurant gross profit improved slightly due to the refranchising of nine IHOP company-operated restaurants noted above.

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

•	Rental and financing gross profit was adversely impacted by the progressive decline in interest income as financed receivables were repaid.

•	Company-operated restaurant gross profit declined primarily due to the refranchising of 23 Applebee's company-operated restaurants noted above.

Franchise Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2017		2016		2015
	(In millions, except number of restaurants)
Global Effective Franchise Restaurants:(1)
Applebee’s	1,970	(57)	2,027	23	2,004
IHOP	1,740	57	1,683	36	1,647

Franchise revenues:
Applebee's	$168.9	$(19.4)	$188.3	$(14.0)	202.3
IHOP	185.4	0.6	184.8	0.5	184.3
Advertising	113.2	1.9	111.3	3.2	108.1
Total franchise revenues	467.5	(16.9)	484.4	(10.3)	494.7

Franchise Expenses:
Applebee’s	28.8	(18.7)	10.2	(4.6)	5.6
IHOP	22.1	1.2	23.2	2.1	25.3
Advertising	113.2	(1.9)	111.3	(3.2)	108.1
Total franchise expenses	164.1	(19.5)	144.6	(5.7)	139.0

Franchise Segment Profit:
Applebee’s	140.1	(38.1)	178.2	(18.5)	196.7
IHOP	163.3	1.7	161.6	2.6	159.0
Total franchise segment profit	$303.4	$(36.4)	$339.7	$(15.9)	$355.7
Gross profit as % revenue	64.9%		70.1%		71.9%
___________________________________________________________________________________________________

(1) Global Effective Franchise Restaurants are the weighted average number of franchise restaurants open in a given fiscal period, adjusted to account for franchise restaurants open for only a portion of the period.

Our 2017 total franchise revenue declined $16.9 million compared to 2016. The significant components of the total change are as follows:

•
Applebee's franchise revenue decreased almost $20 million. A 5.3% decrease in Applebee's domestic same-restaurant sales reduced revenue by $8.3 million and there was a decrease of $6.2 million of royalty revenue due to uncertainty as to its collectibility. Restaurant closures reduced revenue by $4.1 million. Lower franchise termination and transfer fees also contributed to the decrease.

•
IHOP franchise revenues improved primarily due to increases in effective franchise restaurants due to franchisee development and an increase in international sales. These favorable items were primarily offset by a $1.6 million decrease in sales of pancake and waffle dry mix and a 1.9% decrease in IHOP's domestic same-restaurant sales.

•	Advertising revenues increased due to the IHOP restaurant development noted above.

Our 2017 total franchise expenses increased $19.5 million compared to 2016. The significant components of the total change are as follows:

•
Applebee's franchise expenses increased primarily because of an $11.5 million increase in bad debt expense and an increase in franchisor marketing contributions. We contributed $9.5 million to the Applebee's NAF in 2017 to mitigate the decline in franchisee contributions that are based on a percentage of restaurant sales as compared to a $2.5 million contribution in 2016.

•	IHOP franchise expenses improved due primarily to favorability in pancake and waffle dry mix purchases partially offset by a $0.8 million franchisor contribution to the IHOP national advertising fund.

•	Advertising expenses increased concurrently with the increase in advertising revenues.

Our 2016 total franchise revenue declined $10.3 million compared to 2015, most of which was due to a 53rd calendar week in 2015 as discussed above under “Events Impacting Comparability of Financial Information.” Other components of the total change are as follows:

•
Applebee's franchise revenue decreased approximately $8 million due to a 5.0% decrease in Applebee's domestic same-restaurant sales. Lower franchise termination and transfer fees and an increase in the amount of royalties we did not recognize due to uncertainty as to collectibility also contributed to the decrease. These unfavorable items were partially offset by an increase of approximately $0.9 million from a full year of royalty revenues in 2016 from 23 refranchised restaurants compared to six months of royalty revenue in 2015.

•
IHOP franchise revenues improved due to increases in effective franchise restaurants due to franchisee development and an increase in sales of pancake and waffle dry mix. These favorable items were primarily offset by a $1.4 million decrease in franchise termination, transfer and extension fees. The 0.1% decrease in IHOP's domestic same-restaurant sales did not have a significant impact on the change in 2016 IHOP franchise revenues compared to 2015.

•	Advertising revenues increased due to the IHOP restaurant development noted above and an increase in the number of international restaurants of both brands participating in advertising funds.

Our 2016 total franchise expenses increased $5.7 million compared to 2015, which included $2.9 million of favorability because of a 53rd calendar week in 2015. Other components of the total change are as follows:

•	Applebee's franchise expenses increased primarily because of a $2.5 million franchisor contribution to the Applebee's NAF and a $1.4 million increase in bad debt expense.

•	IHOP franchise expenses improved due to favorability in pancake and dry mix purchases.

•	Advertising expenses increased concurrently with the increase in advertising revenues.
Advertising contributions designated for IHOP’s national advertising fund and local marketing and advertising cooperatives, as well as advertising contributions from international franchise restaurants of both brands, are recognized as revenue and expense of franchise operations. Because we have less contractual control over Applebee’s domestic advertising expenditures, Applebee's domestic national advertising fund activity is not recognized as franchise revenue and expense. However, effective with the January 1, 2018, adoption of accounting guidance promulgated by the Financial Accounting Standards Board with respect to revenue recognition, we will include contributions to and expenditures from the Applebee's NAF as revenue and expense of franchise operations, as is currently done with contributions to and expenditures from the IHOP NAF. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements.
Gross profit as a percentage of revenue declined in 2017 compared to 2016 primarily because of the increase in Applebee's bad debt and franchisor contributions to the Applebee's NAF. Gross profit as a percentage of revenue declined in 2016 compared to 2015 primarily because of the increase in Applebee's franchise expenses as well as the increases in advertising revenue which generated no incremental gross profit, partially offset by favorability in pancake and waffle dry mix.

Rental Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2017		2016		2015
	(In millions)
Rental revenues	$121.4	$(1.6)	$123.0	$(4.7)	$127.7
Rental expenses	90.6	0.9	91.5	3.1	94.6
Rental operations segment profit	$30.8	$(0.7)	$31.5	$(1.6)	$33.1
Gross profit as % revenue	25.4%		25.6%		25.9%
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

Rental revenue declined $1.6 million in 2017 compared to 2016 primarily due to a $1.4 million decrease in rental income based on a percentage of franchisees' retail sales and the expected progressive decline of $1.2 million in interest income as direct financing leases are repaid. These unfavorable items were partially offset by contractual increases in base sublease rentals revenue. Rental expenses decreased $0.9 million in 2017 compared to 2016 primarily because of a $1.3 million decline in interest expense as capital lease obligations are repaid and a decline in depreciation expense, partially offset by contractual increases in prime lease expenses.

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

Financing Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2017		2016		2015
	(In millions)
Financing revenues	$8.4	$(0.8)	$9.2	$(1.7)	$10.8
Financing expenses	0.6	(0.4)	0.2	0.4	0.5
Financing operations segment profit	$7.7	$(1.3)	$9.0	$(1.3)	$10.3
Gross profit as % revenue	92.8%		98.3%		95.2%

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

There is a progressive decline in interest income from the financing of franchise fees and equipment leases as note balances are repaid. As a result of this decline, interest income decreased by $1.2 million between 2017 and 2016 and by $1.1 million between 2016 and 2015. The remaining minor variances in financing revenues and expenses are due to changes in sales and cost of sales of equipment associated with reacquired IHOP franchise restaurants subsequently refranchised to new franchisees. Sales of equipment associated with reacquired IHOP restaurants are, by nature, unpredictable and variable in any given year. The 53rd calendar week in 2015 did not have a significant impact on the comparisons of financing revenues, expenses and gross profit between 2016 and 2015.

Company Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2017		2016		2015
	(In millions, except number of restaurants)
Effective Company Restaurants:(1)
Applebee’s	—	—	—	(13)	13
IHOP	5	(5)	10	(2)	12

Company restaurant sales	$7.5	$(9.8)	$17.4	$(30.5)	$47.9
Company restaurant expenses	7.8	10.4	18.2	29.8	48.0
Company restaurant segment (loss) profit	$(0.3)	$0.5	$(0.8)	$(0.8)	$(0.1)
Gross loss as % revenue	(4.3)%		(4.9)%		(0.2)%
___________________________________________________________________________________________________
(1) Effective Company Restaurants are the weighted average number of company-operated restaurants open in a given fiscal period, adjusted to account for company-operated restaurants open for only a portion of the period.

As discussed above under “Events Impacting Comparability of Financial Information,” over the past two years we have refranchised the last company-operated restaurants of both brands. As of December 31, 2017, we do not operate any restaurants. From time to time, we have operated IHOP restaurants reacquired from franchisees on a temporary basis until those restaurants are refranchised and we may reacquire both IHOP and Applebee's restaurants on a temporary basis in the future. There were no restaurants under temporary operation at December 31, 2017. The 53rd calendar week in 2015 did not have a significant impact on the comparisons of restaurant sales, expenses and gross profit between 2016 and 2015.

General and Administrative Expenses		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2017		2016		2015
	(In millions)
	$165.7	$(16.7)	$148.9	$6.5	$155.4

G&A expenses increased $16.7 million in 2017 compared to 2016, primarily due to charges of $8.8 million related to the executive separation costs discussed above under “Events Impacting Comparability of Financial Information.” Additionally, we incurred $8.6 million of costs related to Applebee's stabilization initiatives, primarily costs of third-party consultants engaged to assess the decline in Applebee's traffic and same-restaurant sales, to provide actionable recommendations to stabilize the decline and to assist with franchisee health initiatives. These recommendations were implemented and, in large part, drove an increase in Applebee's domestic same-restaurant sales in the fourth quarter of 2017. All other G&A expenses declined $0.6 million, due primarily to a $1.5 million decrease in recruiting and relocation costs, a $1.1 million decrease in professional services and a $1.1 million decrease in conference and travel costs, partially offset by a $3.2 million increase in personnel-related costs. The increase in personnel-related costs was primarily due to salary and benefit costs for open management positions that were filled during 2016, partially offset by lower costs of incentive compensation.

G&A expenses decreased $6.5 million in 2016 compared to 2015, primarily due to decreases in personnel-related costs of $6.7 million, in occupancy costs of $1.6 million and in consumer research costs of $0.7 million. Additionally, $1.5 million of the decline was due to additional expenses incurred in the 53rd week of 2015, primarily salaries, benefits and depreciation. The decrease in personnel-related costs is due primarily to lower incentive compensation costs of $7.2 million and lower costs of $1.8 million related to the consolidation of the Kansas City restaurant support center, partially offset by higher full-year costs of stock-based compensation, salary and benefits for several senior management positions that were filled during 2015. The decrease in occupancy costs was primarily due to the consolidation of the Kansas City restaurant support center. These favorable items were offset by higher costs of $3.0 million for professional services and $1.0 million for franchisee conferences.

Impairment of Goodwill and Intangible Assets		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2017		2016		2015
	(In millions)
Impairment of goodwill	$358.2	$(358.2)	$—	$—	$—
Impairment of tradename	173.4	(173.4)	—	—	—
Total	$531.6	$(531.6)	$—	$—	$—

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

In the third quarter of 2017, we noted that the decline in the market price of our common stock since December 31, 2016, which we had believed to be temporary, persisted throughout the first eight months of 2017 and that the favorable trend in Applebee's domestic same-restaurant sales experienced in the second quarter of 2017 did not continue into the first two months of the third quarter of 2017. We also noted a continuing increase in Applebee's bad debt expense and in royalties not recognized in income due to uncertainty as to collectibility. Additionally, we also determined an increasing shortfall in franchisee contributions to the Applebee's national advertising fund could require a larger amount of future subsidization in the form of additional franchisor contributions to the fund than previously estimated. Based on these unfavorable developments, we determined that indicators of impairment existed and that an interim test of goodwill and indefinite-lived intangible assets for impairment should be performed.

In determining the fair value of the Applebee's franchise reporting unit, we used the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill and intangible assets. Significant assumptions made by management in estimating fair value under the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied. In determining the fair value of the Applebee's tradename, we used the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.

The assumptions used in both the discounted cash flow method and the relief of royalty method are determined by the Company based on historical results, trends and anticipated growth resulting from specific development initiatives planned to be implemented over the time horizon covered by the Company's projections. The most impactful assumptions are the discount rate and the forecasted change in system-wide sales (due to a combination of changes in same-restaurant sales and in net restaurant development) that impact our royalty revenues.

There is an inherent degree of uncertainty in preparing any forecast of future results. The projections used in performing the impairment tests reflected an increase in system-wide sales from estimated full-year 2017 amounts, in progressively larger increments, over the time period covered by the projections. System-wide sales are dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee's restaurants. Accordingly, there are a number of potential events that could reasonably be expected to negatively affect the forecast of system-wide sales, including a decrease in customers' disposable income available for discretionary spending (because of circumstances such as job losses, credit constraints, higher housing costs, changes to tax regulations, energy costs, interest rates or other costs) or a decrease in the perceived wealth of customers (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions). As a result, our business could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or other alternatives to dining out. Additionally, negative trends in the availability of credit and in expenses such as interest rates and the cost of construction materials could affect our franchisees' ability to maintain and remodel existing restaurants. Any decreases in customer traffic or average customer check due to these or other reasons could reduce gross sales at franchise restaurants, resulting in lower royalty and other payments from franchisees. This could reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments owed to us when due (which could adversely impact our current cash flow from franchise operations) and negatively impacting franchisees’ ability to develop new restaurants (which could adversely impact our future cash flows from franchise operations).

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

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
(Gain) Loss on Disposition of Assets	2017		2016		2015
	(In millions)
	$(6.2)	$7.0	$0.8	$(1.7)	$(0.9)

In June 2017, we completed the refranchising and sale of related restaurant assets of nine company-operated IHOP restaurants in the Cincinnati, Ohio market area. As part of the transaction, we entered into an asset purchase agreement, nine franchise agreements and nine sublease agreements for land and buildings. The Company compared the stated rent under the sublease agreements with comparable market rents and recorded net favorable lease assets of $2.3 million in related to the transaction. The Company also received cash of $1.1 million and a note receivable for $4.8 million. After allocating a portion of the consideration to franchise fees and derecognition of the assets sold, we recognized a gain of $6.2 million on the refranchising and sale of the nine restaurants.

In July 2015, we completed the refranchising and sale of related restaurant assets of 23 company-operated Applebee's restaurants in the Kansas City, Missouri market area and we recognized a gain of $2 million on the transaction. There were no other individually significant gains or losses on dispositions of assets during fiscal 2017, 2016 and 2015.

Other Income and Expense Items		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2017		2016		2015
	(In millions)
Interest expense	$62.0	$(0.5)	$61.5	$1.8	$63.3
Amortization of intangible assets	10.0	(0.0)	10.0	0.0	10.0
Closure and other impairment charges	4.0	1.1	5.1	(2.5)	2.6
Total	$76.0	$0.6	$76.6	$(0.7)	$75.9

Interest Expense

The decrease in interest expense in 2016 compared to 2015 was primarily due to $1.2 million of additional expense because of the 53rd calendar week in 2015.

Amortization of Intangible Assets

Amortization of intangible assets primarily relates to franchising rights arising from the November 2007 acquisition of Applebee's. See Note 6 - Other Intangible Assets, of the Notes to the Consolidated Financial Statements for additional information.

Closure and Other Impairment Charges		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2017		2016		2015
	(In millions)
Closure charges	$3.9	$(2.7)	$1.2	$0.7	$1.4
Kansas City lease exit costs	—	2.9	2.9	(2.9)	—
Long-lived tangible asset impairments	0.1	0.9	1.0	0.2	1.2
Total closure and impairment charges	$4.0	$1.1	$5.1	$(2.5)	$2.6

Closure Charges
Approximately $2.2 million of closure charges for the year ended December 31, 2017 related to one IHOP company-operated restaurant closed during 2017, with the remainder primarily related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2017. Approximately $0.7 million of closure charges for the year ended December 31, 2016 related to one IHOP franchise restaurant and one Applebee's restaurant closed during 2016, with the remainder related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2016. The substantial majority of closure charges for the year ended December 31, 2015 related to two IHOP franchise restaurants closed during 2015, partially offset by minor adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2015.

Kansas City Lease Exit Costs

The Company incurred costs of $2.9 million during the year ended December 31, 2016 to exit a facility in connection with the consolidation of the Applebee's Kansas City restaurant support center. Of that total, $2.5 million related to the termination of our involvement in a lease covering two floors of the facility and $0.4 million was accrued as the present value of future lease payments, net of assumed sublease rentals, of a portion of one floor of the facility.
Long-lived Tangible Asset Impairments
Long-lived tangible asset impairment charges for the year ended December 31, 2017 were insignificant. Long-lived tangible asset impairment charges for the year ended December 31, 2016 comprised a charge of $0.6 million for one IHOP company-operated restaurant and charges totaling $0.4 million of individually insignificant charges at eight IHOP company-operated restaurants. Long-lived tangible asset impairment charges for the year ended December 31, 2015 primarily related to $1.1 million of individually insignificant charges at eight IHOP company-operated restaurants and four Applebee's company-operated restaurants. The Company evaluated the causal factors of all impairments of long-lived assets as they were recorded in each year and concluded they were based on factors specific to each asset and not potential indicators of an impairment of other long-lived assets.

Income Tax Benefit (Provision)		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2017		2016		2015
	(In millions)
Income tax benefit (provision)	$94.8	$149.9	$(55.1)	$8.6	$(63.7)
Effective tax rate	22.3%	13.7%	36.0%	1.8%	37.8%
The income tax provision will vary from period to period for two primary reasons: a change in pretax book income and a change in the effective tax rate. Changes in our pretax book income between 2017 and 2016 and between 2016 and 2015 are addressed in the preceding sections of “Results of Operations - Fiscal 2017, 2016 and 2015.”
On December 22, 2017, the President of the United States of America signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to corporate taxes, including a permanent reduction of the corporate tax rate from 35% to 21% effective January 1, 2018. The reduction in the corporate rate requires a one-time revaluation of certain tax-related assets and liabilities. As a result of the revaluation of our deferred tax assets and liabilities at December 31, 2017, we recorded a one-time tax benefit of approximately $77.5 million. The Securities and Exchange Commission issued guidance that allows entities to record provisional amounts during a measurement period not to extend beyond one year of the enactment date of the Tax Act. Where we were able to make reasonable estimates of the effects of the Tax Act for which our analysis is not yet complete, we recorded provisional amounts in accordance with the guidance. Where we have not yet been able to make reasonable estimates of the impact of certain elements of the Tax Act, we have not recorded any amounts related to those elements and have continued accounting for them in accordance with the tax laws in effect immediately prior to the enactment of the Tax Act.
The 2017 effective tax rate of 22.3% applied to pretax book loss was lower than the statutory Federal tax rate of 35% primarily due to the non-deductibility of the impairment of Applebee’s goodwill for federal income tax purposes, which partially offsets with the income tax benefit resulted from the revaluation of our deferred taxes at the federal tax rate of 21% in accordance with the Tax Cuts and Jobs Act. See Note 15 - Income Taxes, of the Notes to Consolidated Financial Statements for additional information on differences between our effective tax rate and the statutory Federal tax rate.
The 2016 effective tax rate of 36.0% applied to pretax book income was higher than the statutory Federal tax rate of 35% primarily due to state and local income taxes, offset by applying a lower state tax rate to the deferred tax balances. The 2015 effective tax rate of 37.8% applied to pretax book income was higher than the statutory Federal tax rate of 35% primarily due to state and local income taxes.
As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of December 31, 2016 and 2015, we determined that, based on available evidence, the $1.1 million valuation allowance recorded against deferred tax assets was warranted due to Massachusetts enacted legislation requiring unitary businesses to file combined reports. As of December 31, 2017, management determined that sufficient positive evidence exists as of the reporting date to conclude that it is more likely than not the deferred taxes of $1.1 million are realizable, and therefore, reduced the valuation allowance accordingly.

Liquidity and Capital Resources of the Company
Long-Term Debt

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

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is our indebtedness divided by adjusted EBITDA for the four preceding quarterly periods. The complete definitions of all calculation elements of the leverage ratio are contained in the Base Indenture filed as Exhibit 4.1 to our Form 8-K filed with the SEC on October 3, 2014 (“Base Indenture”). Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Notes. As of December 31, 2017, our leverage ratio was 5.70x (See Exhibit 12.1). We made one principal payment of $3.25 million in the fourth quarter of 2017 and anticipate we will be required to make four quarterly principal payments during 2018.

We may voluntarily repay the Class A-2 Notes at any time; however, if we voluntarily repay the Class A-2 Notes prior to September 2018, we would be required to pay a make-whole premium. As of December 31, 2017, the make-whole payment for voluntary repayment was approximately $18 million; this amount declines ratably to zero in September 2018. We would also be subject to a make-whole premium in the event of a mandatory prepayment occurring prior to September 2018 following a Rapid Amortization Event or certain asset dispositions. The make-whole premium requirements are considered derivatives embedded in the Class A-2 Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of December 31, 2017, based on the probability-weighted discounted cash flows associated with either event.

The legal final maturity of the Class A-2 Notes is in September 2044, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2 Notes will be repaid in September 2021 (the “Class A-2 Anticipated Repayment Date”). If the Co-Issuers have not repaid or refinanced the Class A-2 Notes prior to the Class A-2 Anticipated Repayment Date, the interest rate on the Class A-2 Notes will increase significantly. Specifically, additional interest will accrue on the Class A-2 Notes equal to the greater of (i) 5.00% per annum and (ii) a per annum interest rate equal to the amount, if any, by which the sum of the following exceeds the Class A-2 Note interest rate: (A) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the Class A-2 Anticipated Repayment Date of the United States Treasury Security having a term closest to 10 years plus (B) 5.00% plus (C) 2.150%. Additionally, the Company's cash flow would become subject to a rapid amortization event as described below under “Covenants and Restrictions.”

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

The Variable Funding Notes will be governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Indenture. Depending on the type of borrowing by the Co-Issuers, the applicable interest rate under the Variable Funding Notes is calculated at a per annum rate equal to (a) LIBOR plus 2.50%, (b) (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one-month LIBOR plus 0.5% plus (ii) 2.00% or (c) the lenders’ commercial paper funding rate plus 2.50%. There is a scaled commitment fee based on the unused portion of the Variable Funding Notes facility of between 50 to 100 basis points. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to September 2019 (the “VFN Anticipated Repayment Date”), subject to two additional one-year extensions at the option of the Company, which acts as the manager (as described below), upon the satisfaction of certain conditions. Following the VFN Anticipated Repayment Date (and any extensions thereof), additional interest will accrue on the Variable Funding Notes equal to 5.00% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the collateral described below under “Guarantees and Collateral.”

The Variable Funding Notes were undrawn upon issuance on September 30, 2014 and we have not drawn on them since issuance. At December 31, 2017, approximately $3.1 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $96.9 million of Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

Covenants and Restrictions

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities to maintain the stated debt service coverage (“DSCR”) ratio, the trailing-twelve-month sum of domestic retail sales for all restaurants being below $3.5 billion on quarterly measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Notes on the Class A-2 Anticipated Repayment Date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure of the Securitization Entities to maintain the stated debt service coverage ratio, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

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

Our DSCR for the reporting period ended December 31, 2017 was 4.01x (see Exhibit 12.1).
Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our Variable Funding Notes will be adequate to meet our liquidity needs during 2018.

Cash Flows		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2017		2016		2015
	(In millions)
Net cash provided by operating activities	$65.7	$(52.4)	$118.1	$(17.4)	$135.5
Net cash provided by investing activities	7.7	(4.8)	12.5	(12.7)	25.2
Net cash used in financing activities	(95.8)	41.4	(137.2)	2.5	(139.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(22.4)	$(15.8)	$(6.6)	$(27.6)	$21.0
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
Cash provided by operating activities decreased $52.4 million in 2017 compared to 2016. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily impairment charges, depreciation, deferred taxes and stock-based compensation) decreased $37.3 million from 2016. This decrease was primarily due to a decline in gross profit from Applebee's franchise operations and the increase in G&A expenses discussed in preceding sections of the MD&A. Additionally, net changes in working capital used cash of $27.5 million during 2017 compared to using cash of $12.4 million during 2016. This unfavorable change of $15.1 million primarily resulted from an increase in accounts receivable of $12 million, an increase in current tax assets and liabilities of $8 million and the prepayment of approximately $8 million in rent, partially offset by a decrease in payments of incentive compensation (smaller payments in the first quarter of 2017 of 2016 bonuses compared to first quarter 2016 payments of 2015 bonuses). The increase in accounts receivable was due in part slow payment of receivables by certain Applebee's franchisees.

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

Investing Activities

Net cash provided by investing activities in 2017 was primarily attributable to $20.5 million of principal receipts from notes, equipment contracts and other long-term receivables partially offset by $13.3 million of capital expenditures. The increase in capital expenditures compared to 2016 was primarily due to spending in information technology infrastructure projects. We expect capital expenditures to be approximately $16 million in fiscal 2018.

Net cash provided by investing activities in 2016 was primarily attributable to $18.7 million of principal receipts from notes, equipment contracts and other long-term receivables partially offset by $5.6 million of capital expenditures.

The following table represents the timing of principal receipts on various long-term receivables due from our franchisees as of December 31, 2017:

	Principal Receipts Due By Period
	2018	2019	2020	2021	2022	Thereafter	Total
	(In millions)
Equipment leases(1)	$8.3	$8.5	$14.0	$8.9	$8.7	$30.9	$79.3
Direct financing leases(2)	10.8	11.2	11.2	9.6	7.2	5.7	55.7
Franchise notes(3)	0.1	0.1	0.0	0.0	0.0	0.1	0.3
Total	$19.2	$19.8	$25.2	$18.5	$15.9	$36.7	$135.3
________________________________________________

(1)	Equipment lease receivables extend through the year 2029.

(2)	Direct financing lease receivables extend through the year 2036.

(3)	Franchise note receivables extend through the year 2024.
Financing Activities
Financing activities used net cash of $95.8 million during 2017. The primary uses of cash in financing activities consisted of cash dividends paid to stockholders totaling $69.8 million, repayments of capital lease obligations of $12.9 million, repurchases of our common stock totaling $10.0 million and a repayment of long-term debt of $3.25 million. These outflows were partially offset by a net cash inflow of $0.2 million related to equity awards. As discussed above under “Class A-2 Notes,” we must make a principal payment on long-term debt of $3.25 million each quarter if our leverage ratio is greater than 5.25x. We expect we will be required to make four such payments in 2018.

Financing activities used net cash of $137.2 million during 2016. The primary uses of cash in financing activities consisted of cash dividends paid to stockholders totaling $67.4 million, repurchases of our common stock totaling $55.3 million, repayments of capital lease and financing obligations of $14.0 million and a net cash outflow of $0.4 million related to equity awards.

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

Adjusted free cash flow is considered to be a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to adjusted free cash flow is as follows:

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2017		2016		2015
	(In millions)
Cash flows provided by operating activities	$65.7	$(52.4)	$118.1	$(17.4)	$135.5
Net receipts from notes and equipment receivables	10.6	0.6	10.0	(3.4)	13.4
Additions to property and equipment	(13.3)	(7.7)	(5.6)	1.0	(6.6)
Adjusted free cash flow	$63.0	$(59.5)	$122.5	$(19.8)	$142.3

This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.

The decrease in adjusted free cash flow in 2017 compared to 2016 was primarily due to the decrease in cash provided by operating activities discussed above and an increase in capital expenditures. The decrease in adjusted free cash flow in 2016 compared to 2015 was primarily due to the decrease in cash provided by operating activities discussed above as well as a decrease in net receipts from notes and equipment receivables as the early payoff of several equipment notes in 2015 did not recur in 2016.

At December 31, 2017, our cash and cash equivalents totaled $117.0 million, including $57.1 million of cash held for gift card programs and IHOP advertising funds.

Capital Allocation

Dividends

During the fiscal years ended December 31, 2017, 2016 and 2015, we declared and paid dividends on common stock as shown in Note 11 - Stockholders' Equity, of the Notes to the Consolidated Financial Statements included in this report.

On February 14, 2018, our Board of Directors approved payment of a cash dividend of $0.63 per share of common stock, payable at the close of business on April 6, 2018 to the stockholders of record as of the close of business on March 19, 2018.

Share Repurchases

In October 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of the Company's common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. A summary of shares repurchased under the 2015 Repurchase Program, during the year ended December 31, 2017 and cumulatively, is as follows:

2015 Repurchase Program	Shares	Cost of shares
		(In millions)
Repurchased during the year ended December 31, 2017	145,786	$10.0
Cumulative repurchases as of December 31, 2017	1,000,657	$82.9
Remaining dollar value of shares that may be repurchased	n/a	$67.1

Please refer to Note 11 - Stockholders' Equity, of the Notes to the Consolidated Financial Statements for a summary of shares repurchased during the year ended December 31, 2017.

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amount of such dividends.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 5 for detail on all share repurchase activity during the fourth quarter of 2017.

Off-Balance Sheet Arrangements
We have obligations for guarantees on certain franchisee lease agreements, as disclosed below in “Contractual Obligations and Commitments” and Note 10 - Commitments and Contingencies, of the Notes to Consolidated Financial Statements. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of December 31, 2017.

Contractual Obligations and Commitments
The following are our significant contractual obligations and commitments as of December 31, 2017:

	Payments Due By Period
Contractual Obligations	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Debt(1)	$68.2	$109.8	$1,324.9	$—	$1,502.9
Operating leases	80.3	151.7	109.4	173.9	515.3
Capital leases(1)	20.7	33.2	23.2	25.5	102.6
Financing obligations(1)	4.9	10.7	10.3	55.4	81.3
Purchase commitments	103.6	12.3	—	—	115.9
Unrecognized income tax benefits(2)	2.9	1.9	0.7	0.4	5.9
Total minimum payments	280.6	319.6	1,468.5	255.2	2,323.9
Less interest	(66.6)	(128.9)	(55.4)	(23.9)	(274.8)
Total	$214.0	$190.7	$1,413.1	$231.3	$2,049.1
(1) Includes interest calculated on balances as of December 31, 2017 using interest rates in effect as of December 31, 2017.
(2) There is no contractual obligation to pay a specific amount at a specific time. The amounts shown above represent our current best estimate of the timing as to settlement with a taxing authority or lapse of statutes of limitation.

	Expiration By Period
Commitments	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Lease guarantees(3)	$17.7	$32.9	$30.7	$232.6	$313.9
Letters of credit(4)	3.1	—	—	—	3.1
Food purchases(5)	29.8	—	—	—	29.8
Total	$50.6	$32.9	$30.7	$232.6	$346.8
(3) This amount represents the maximum potential liability for future payment guarantees under leases that have been assigned to third-party buyers of Applebee's company-operated restaurants and expire at the end of the respective lease terms, which range from 2018 through 2048. See Note 10 - Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.
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

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. Our significant accounting policies are comprehensively described in Note 2 - Basis of Presentation and Significant Accounting Policies, of the Notes to the Consolidated Financial Statements. We believe the accounting policies discussed below are particularly important to the understanding of our consolidated financial statements and require higher degree of judgment and/or complexity in the preparation of those consolidated financial statements. In exercising those judgments, we make estimates and assumptions that affect the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting periods covered by the financial statements. On an ongoing basis, we evaluate our estimates based on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates. Changes in estimates and judgments could significantly affect our results of operations, financial condition and cash flow in the future.
Goodwill and Intangible Assets
Goodwill and intangible assets considered to have an indefinite life (primarily the Applebee's tradename) are evaluated throughout the year to determine if indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in our business, in the business overall climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments or a significant decline in the market price of our common stock.
If no indicators of impairment have been noted during these preliminary assessments, we perform an assessment of goodwill and intangible assets annually in the fourth fiscal quarter. We first assess qualitatively whether it is more-likely-than-not that an impairment does not exist. Significant factors considered in this assessment include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. If we do not qualitatively determine that it is more-likely-than-not that an impairment does not exist, we perform a quantitative impairment test.
In determining the fair value of the Applebee's franchise reporting unit, we used the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill and intangible assets. Significant assumptions made by management in estimating fair value under the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
In the process of a quantitative test, if necessary, of the Applebee's tradename, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.
There is an inherent degree of uncertainty in preparing any forecast of future results. The projections used in performing the impairment tests reflected an increase in system-wide sales from estimated full-year 2017 amounts, in progressively larger increments, over the time period covered by the projections. System-wide sales are dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee's restaurants. Accordingly, there are a number of potential events that could reasonably be expected to negatively affect the forecast of system-wide sales, including a decrease in customers' disposable income available for discretionary spending (because of circumstances such as job losses, credit constraints, higher housing costs, increased tax rates, energy costs, interest rates or other costs) or a decrease in the perceived wealth of customers (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions). As a result, our business could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or other alternatives to dining out. Additionally, negative trends in the availability of credit and in expenses such as interest rates and the cost of construction materials could affect our franchisees' ability to maintain and remodel existing restaurants. Any decreases in customer traffic or average customer check due to these or other reasons could reduce gross sales at franchise restaurants, resulting in lower royalty and other payments from franchisees. This could reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments owed to us when due (which could adversely impact our current cash flow from franchise operations) and negatively impacting franchisees’ ability to develop new restaurants (which could adversely impact our future cash flows from franchise operations).
Long-Lived Assets
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets (primarily assets related to properties and equipment leased or subleased to franchisees) may not be recoverable. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. Significant factors considered include, but are not limited to, current and forecast sales, current and forecast cash flows, the number of years the franchisee's restaurant has been in operation, its remaining lease life, and other factors which apply on a case-by-case basis. The analysis is performed at the individual restaurant level for indicators of permanent impairment. Recoverability of the Company's assets is measured by comparing the assets' carrying value to the undiscounted cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of intangible assets with finite lives, primarily assets related to Applebee's franchise rights. Recoverability of the asset is measured by comparing the assets' carrying value to the discounted future cash flows expected to be generated over the asset's remaining useful life. Significant factors considered include, but are not limited to, current and forecast sales, current and forecast cash flows and a discount rate to be applied to the forecast revenue stream.

Revenue Recognition
We make judgments as to whether uncertainty as to collectibility of the consideration that we are owed precludes recognition of the revenue on an accrual basis. These judgments are based on the facts specific to each circumstance. Primary factors considered include past payment history and our subjective assessment of the likelihood of receiving payment in the future.
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
Legal Contingencies
We are subject to various lawsuits, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.
Accounting Standards Adopted in the Current Fiscal Year
See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in this report for a description of accounting standards we adopted in fiscal 2017.

New Accounting Pronouncements
See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in this report, for a description of newly issued accounting standards that may impact us in the future.

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
Interest Rate Risk
All of our long-term debt outstanding at December 31, 2017 was issued at a fixed interest rate (see Note 7 - Long-Term Debt, of the Notes to Consolidated Financial Statements). We are only exposed to interest rate risk on borrowings under our Class A-1 Variable Funding Notes (the “Class A-1 Notes”). We did not borrow under the Class A-1 Notes during fiscal 2017, and as of December 31, 2017, we had no outstanding borrowings under the Class A-1 Notes. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. We had no material amounts of derivative instruments at December 31, 2017 and did not hold any material amount of derivative instruments during the year ended December 31, 2017.
Investments in instruments earning a fixed rate of interest carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments.
Based on our cash and cash equivalents and restricted cash, as of 2017, a 1% increase in interest rates would increase our annual interest income by approximately $0.4 million. A 1% decline in interest rates would decrease our annual interest income by less than $0.4 million as the majority of our cash and cash equivalents and restricted cash are currently yielding less than 1%.
Commodity Prices
Many of the food products purchased by our franchisees and area licensees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme increases in commodity prices and/or long-term changes could affect our franchisees, area licensees and company-operated restaurants adversely. We expect that, in most cases, the IHOP and Applebee's systems would be able to pass increased commodity prices through to their customers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases, franchisees' margins would be negatively impacted by increased commodity prices. Since all of our restaurants are franchised, we believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to our financial condition, results of operations or cash flows.
The Company and owners of Applebee's and IHOP franchise restaurants are members of CSCS, a Co-op that manages procurement activities for the Applebee's and IHOP restaurants that belong to the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2017, 100% of Applebee's domestic franchise restaurants and 99% of IHOP domestic franchise restaurants are members of CSCS. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the Applebee's and IHOP systems as a whole. None of these food product guarantees is a derivative instrument. At December 31, 2017, our outstanding guarantees for food product purchases were $29.8 million.

International Currency Exchange Rate Risk
We have minimal exposure to international currency exchange rate fluctuations. Revenue derived from all international country operations comprised approximately 3% of total consolidated revenue for the year ended December 31, 2017, such that a hypothetical concurrent 10% adverse change in the currency of every international country in which our franchisees operate restaurants would have a negative impact of approximately 0.3% of our consolidated revenue.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Dine Brands Global, Inc. (formerly known as DineEquity, Inc.) and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dine Brands Global, Inc. and Subsidiaries (the Company) as of December 31, 2017 and January 1, 2017, the related consolidated statements of comprehensive (loss) income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2004.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 20, 2018

Dine Brands Global, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$117,010	$140,535
Receivables, net	150,174	141,389
Restricted cash	31,436	30,256
Prepaid gift card costs	40,725	47,115
Prepaid income taxes	43,654	2,483
Other current assets	12,615	4,370
Total current assets	395,614	366,148
Long-term receivables, net	131,212	141,152
Other intangible assets, net	582,787	763,431
Goodwill	339,236	697,470
Property and equipment, net	199,585	205,055
Deferred rent receivable	82,971	86,981
Other non-current assets, net	18,835	18,346
Total assets	$1,750,240	$2,278,583

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$12,965	$—
Accounts payable	55,028	50,503
Gift card liability	164,441	170,812
Dividends payable	17,748	17,465
Current maturities of capital lease and financing obligations	14,193	13,144
Accrued employee compensation and benefits	13,547	14,609
Other accrued expenses	17,780	19,779
Total current liabilities	295,702	286,312
Long-term debt, net, less current maturities	1,269,849	1,282,691
Capital lease obligations, less current maturities	61,895	74,665
Financing obligations, less current maturities	39,200	39,499
Deferred income taxes, net	138,177	253,898
Deferred rent payable	69,112	69,572
Other non-current liabilities	23,003	19,174
Total liabilities	1,896,938	2,025,811
Commitments and contingencies
Stockholders' (deficit) equity:
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2017 - 25,022,312 issued, 17,993,124 outstanding; 2016 - 25,134,223 issued, 17,969,636 outstanding	250	251
Additional paid-in-capital	276,408	292,809
(Accumulated deficit) retained earnings	(1,098)	382,082
Accumulated other comprehensive loss	(105)	(107)
Treasury stock, at cost; shares: 2017 - 7,029,188; 2016 - 7,164,587	(422,153)	(422,263)
Total stockholders' (deficit) equity	(146,698)	252,772
Total liabilities and stockholders' (deficit) equity	$1,750,240	$2,278,583

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries Consolidated Statements of Comprehensive (Loss) Income (In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Franchise and restaurant revenues	$475,030	$501,745	$542,606
Rental revenues	121,437	123,037	127,650
Financing revenues	8,352	9,191	10,844
Total revenues	604,819	633,973	681,100
Cost of revenues:
Franchise and restaurant expenses	171,983	162,860	186,986
Rental expenses	90,592	91,540	94,588
Financing expenses	598	155	520
Total cost of revenues	263,173	254,555	282,094
Gross profit	341,646	379,418	399,006
Impairment of goodwill and intangible assets	531,634	—	—
General and administrative expenses	165,679	148,935	155,428
Interest expense	61,979	61,479	63,254
Amortization of intangible assets	10,009	9,981	10,000
Closure and other impairment charges	3,968	5,092	2,576
(Gain) loss on disposition of assets	(6,249)	809	(901)
(Loss) income before income tax benefit (provision)	(425,374)	153,122	168,649
Income tax benefit (provision)	94,835	(55,130)	(63,726)
Net (loss) income	(330,539)	97,992	104,923
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2	—	(34)
Total comprehensive (loss) income	$(330,537)	$97,992	$104,889
Net (loss) income available to common stockholders:
Net (loss) income	$(330,539)	$97,992	$104,923
Less: net loss (income) allocated to unvested participating restricted stock	6,519	(1,387)	(1,400)
Net (loss) income available to common stockholders	$(324,020)	$96,605	$103,523
Net (loss) income available to common stockholders per share:
Basic	$(18.28)	$5.36	$5.55
Diluted	$(18.28)	$5.33	$5.52
Weighted average shares outstanding:
Basic	17,725	18,030	18,637
Diluted	17,740	18,125	18,768

Dividends declared per common share	$3.88	$3.73	$3.545
Dividends paid per common share	$3.88	$3.68	$3.50
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries Consolidated Statements of Stockholders' (Deficit) Equity (In thousands)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Shares	Cost	Total
Balance at December 31, 2014	18,954	$252	$279,946	$313,644	$(73)	6,286	$(314,696)	$279,073
Net income	—	—	—	104,923	—	—	—	104,923
Other comprehensive loss	—	—	—	—	(34)	—	—	(34)
Purchase of Company common stock	(722)	—	—	—	—	722	(70,014)	(70,014)
Reissuance of treasury stock	357	—	(3,377)	—	—	(357)	12,913	9,536
Net issuance of shares for stock plans	(21)	(0)	0	—	—	—	—	—
Repurchase of restricted shares for taxes	(33)		(3,499)	—	—	—	—	(3,499)
Stock-based compensation	—	—	8,892	—	—	—	—	8,892
Tax benefit from stock-based compensation	—	—	4,862	—	—	—	—	4,862
Dividends on common stock	—	—	128	(66,644)	—	—	—	(66,516)
Balance at December 31, 2015	18,535	252	286,952	351,923	(107)	6,651	(371,797)	267,223
Net income	—	—	—	97,992	—	—	—	97,992
Purchase of Company common stock	(650)	—	—	—	—	650	(55,343)	(55,343)
Reissuance of treasury stock	137	—	(3,468)	—	—	(137)	4,877	1,409
Net issuance of shares for stock plans	(19)	(1)	1	—	—	—	—	—
Repurchase of restricted shares for taxes	(33)	—	(2,859)	—	—	—	—	(2,859)
Stock-based compensation	—	—	10,926	—	—	—	—	10,926
Tax benefit from stock-based compensation	—	—	1,132	—	—	—	—	1,132
Dividends on common stock	—	—	125	(67,833)	—	—	—	(67,708)
Balance at December 31, 2016	17,970	251	292,809	382,082	(107)	7,165	(422,263)	252,772
Net loss	—	—	—	(330,539)	—	—	—	(330,539)
Other comprehensive gain	—	—	—	—	2	—	—	2
Purchase of Company common stock	(146)	—	—	—	—	146	(10,003)	(10,003)
Reissuance of treasury stock	281	—	(7,478)	—	—	(281)	10,113	2,635
Net issuance of shares for stock plans	(71)	(1)	1	—	—	—	—	—
Repurchase of restricted shares for taxes	(41)	—	(2,396)	—	—	—	—	(2,396)
Stock-based compensation	—	—	10,783	—	—	—	—	10,783
Dividends on common stock	—	—	407	(52,641)	—	—	—	(52,234)
Dividends on common stock in excess of retained earnings	—	—	(17,718)	—	—	—	—	(17,718)
Balance at December 31, 2017	17,993	$250	$276,408	$(1,098)	$(105)	7,029	$(422,153)	$(146,698)
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net (loss) income	$(330,539)	$97,992	$104,923
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Impairment of goodwill and intangible assets	531,634	—	—
Deferred income taxes	(145,402)	(14,434)	(13,987)
Depreciation and amortization	30,648	30,606	32,840
Non-cash interest expense	3,364	3,218	3,074
Closure and other impairment charges	3,834	2,621	2,576
Non-cash stock-based compensation expense	10,783	10,926	8,892
Tax benefit from stock-based compensation	—	1,132	4,862
Excess tax benefit from stock options exercised	—	(1,019)	(4,794)
(Gain) loss on disposition of assets	(6,249)	809	(901)
Other	(4,796)	(1,302)	(6,323)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,908)	3,178	(5,239)
Current income tax receivables and payables	(8,491)	(909)	2,073
Gift card receivables and payables	(3,322)	(4,288)	21,735
Prepaid expenses and other current assets	(8,247)	(156)	(1,995)
Accounts payable	7,208	89	4,546
Accrued employee compensation and benefits	(1,126)	(10,476)	(594)
Accrued interest payable	717	51	(9,869)
Other current liabilities	(5,375)	72	(6,310)
Cash flows provided by operating activities	65,733	118,110	135,509
Cash flows from investing activities
Principal receipts from notes, equipment contracts and other long-term receivables	20,486	18,689	21,328
Proceeds from sale of property and equipment	1,100	—	10,782
Additions to property and equipment	(13,370)	(5,637)	(6,642)
Other	(541)	(503)	(267)
Cash flows provided by investing activities	7,675	12,549	25,201
Cash flows from financing activities
Repayment of long-term debt	(3,250)	—	—
Dividends paid on common stock	(69,790)	(67,429)	(66,164)
Repurchase of Dine Brands Global common stock	(10,003)	(55,343)	(70,014)
Principal payments on capital lease and financing obligations	(12,949)	(13,978)	(14,226)
Proceeds from stock options exercised	2,635	1,409	9,536
Tax payments for restricted stock upon vesting	(2,396)	(2,859)	(3,499)
Excess tax benefit from stock options exercised	—	1,019	4,794
Other	—	—	(89)
Cash flows used in financing activities	(95,753)	(137,181)	(139,662)
Net change in cash, cash equivalents and restricted cash	(22,345)	(6,522)	21,048
Cash, cash equivalents and restricted cash at beginning of year	185,491	192,013	170,965
Cash, cash equivalents and restricted cash at end of year	$163,146	$185,491	$192,013
Supplemental disclosures
Interest paid	$67,522	$69,051	$81,809
Income taxes paid	$59,528	$69,812	$70,694
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. The Company
The first International House of Pancakes® (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company began developing and franchising additional restaurants. The Company was incorporated as IHOP Corp. under the laws of the State of Delaware in 1976. In November 2007, the Company acquired Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. and on February 20, 2018, the name of the Company was changed to Dine Brands Global, Inc.SM (“Dine Brands Global”). The Company owns and franchises two restaurant concepts: Applebee's Neighborhood Grill and Bar® (“Applebee's”), in the bar and grill segment within the casual dining category of the restaurant industry, and IHOP in the family dining category of the restaurant industry.
As of December 31, 2017, there were 1,786 IHOP® restaurants, of which 1,622 were subject to franchise agreements and 164 were subject to area license agreements. These IHOP restaurants were located in all 50 states of the United States, the District of Columbia, three United States territories and 13 countries outside of the United States. As of December 31, 2017, there were 1,936 Applebee's® restaurants, all of which were subject to franchise agreements. These Applebee's restaurants were located in all 50 states of the United States, two United States territories and 15 countries outside of the United States.
References herein to Applebee's and IHOP restaurants are to these restaurant concepts, whether operated by franchisees, area licensees or the Company. Retail sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

2. Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Dine Brands Global, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. For convenience, the Company refers to its fiscal years as ending on December 31 and its fiscal quarters as ending on March 31, June 30 and September 30. The 2017 fiscal year ended December 31, 2017 and contained 52 weeks. The 2016 fiscal year ended January 1, 2017 and contained 52 weeks; the 2015 fiscal year began on December 29, 2014, ended January 3, 2016 and contained 53 weeks.
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
Accounts receivable are derived from revenues earned from franchisees and area licensees located primarily in the United States. Financing receivables arise from the financing of restaurant equipment, leases or franchise fees with the Company by IHOP franchisees. The Company is subject to a concentration of credit risk with respect to receivables from franchisees that own a large number of Applebee's or IHOP restaurants. As of December 31, 2017, there were two franchisees that owned 400

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

or more restaurants each (one Applebee's franchisee and one franchisee with cross-brand ownership). These franchisees operated 892 Applebee's and IHOP restaurants in the United States, which comprised 26% of the total Applebee's and IHOP franchise and area license restaurants in the United States. Revenues from these franchisees represented 15.8%, 15.6%, and 15.1% of total consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively, with no single franchisee representing more than 10% of total consolidated revenue in any year. Receivables from these franchisees totaled $24.0 million and $20.1 million at December 31, 2017 and 2016, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost which approximates market value. Cash held related to IHOP advertising funds and the Company's gift card programs is not considered to be restricted cash as there are no restrictions on the use of these funds. Total cash balances related to the IHOP advertising funds and the Company's gift card programs were $57.1 million and $63.3 million as of December 31, 2017 and 2016, respectively.
Restricted Cash
Current
Current restricted cash of $31.4 million at December 31, 2017 consisted of $29.3 million of funds required to be held in trust in connection with the Company's securitized debt and $2.1 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $30.3 million at December 31, 2016 primarily consisted of $25.7 million of funds required to be held in trust in connection with the Company's securitized debt and $4.3 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.
Non-current
Non-current restricted cash of $14.7 million as of December 31, 2017 and 2016 represents interest reserves required to be set aside for the duration of the securitized debt and is included in other non-current assets, net in the Consolidated Balance Sheets.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Properties under capital leases are stated at the present value of the minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or remaining useful lives. Leasehold improvements and properties under capital leases are amortized on a straight-line basis over their estimated useful lives or the lease term, if less. The Company has capitalized certain costs incurred in connection with the development of internal-use software which are included in equipment and fixtures in Note 4 - Property and Equipment, of the Notes to the Consolidated Financial Statements and are amortized over the expected useful life of the asset. The general ranges of depreciable and amortizable lives are as follows:

Category	Depreciable Life
Buildings and improvements	25 - 40 years
Leaseholds and improvements	Shorter of primary lease term or between three to 40 years
Equipment and fixtures	Three to five years
Internal-use software	Three to 10 years
Properties under capital leases	Primary lease term or remaining primary lease term
Long-Lived Assets
On a regular basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets (primarily assets related to property and equipment leased or subleased to franchisees) may not be recoverable. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. The Company considers factors such as the number of years the franchisee's restaurant has been in operation, sales trends, cash flow trends, remaining lease life and other factors which apply on a case-by-case basis. The analysis is performed at the individual restaurant level for indicators of permanent impairment.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Recoverability of the Company's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. If the total expected undiscounted future cash flows are less than the carrying amount of the assets, this may be an indicator of impairment. If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value as determined in accordance with U.S. GAAP governing fair value measurements. The primary method of estimating fair value is based on a discounted cash flow analysis. Any loss resulting from impairment is recognized as a charge against operations.
See Note 12 - Closure and Other Impairment Charges, of the Notes to the Consolidated Financial Statements for additional information.
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
Goodwill has been allocated to two reporting units, the Applebee's franchised restaurants unit (“Applebee's franchise unit”) and the IHOP franchised restaurants unit (“IHOP franchise unit”), in accordance with U.S. GAAP. The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's.
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
When evaluating goodwill and indefinite-lived intangible assets for impairment, under U.S. GAAP, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit or the intangible asset is more-likely-than-not greater than the carrying amount. Such qualitative factors include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. If, based on a review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value is greater than the carrying value, the Company may bypass a quantitative test for impairment.
In performing the quantitative test for impairment of goodwill, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method. Significant assumptions used to determine fair value under the discounted cash flow method include expected future trends in sales, operating expenses, overhead expenses, capital expenditures and changes in working capital, along with an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied. The Company has adopted the guidance in Accounting Standards Update 2017-04 effective January 1, 2017; accordingly, the Company measures impairment as the excess of a reporting unit's carrying amount over its fair value as determined by the quantitative test described above.
In the process of performing its impairment review of intangible assets considered to have an indefinite life, the Company primarily uses the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt to be applied to the forecast revenue stream.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Revenue Recognition
The Company's revenues are recorded in four categories: franchise operations, rental operations, financing operations and company restaurant operations.
Franchise operations revenue consists primarily of royalty revenues, sales of proprietary IHOP products, IHOP advertising fees and franchise fees. Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Financing operations revenue consists primarily of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants. Company restaurant sales are retail sales at company-operated restaurants.
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
The Company administers gift card programs for Applebee's and IHOP. The Company records a liability in the period in which a gift card is sold and recognizes costs associated with its administration of the gift card programs as prepaid assets when the costs are incurred. The liability and prepaid asset recorded on the Company's books are relieved when gift cards are redeemed at a franchisee-operated restaurant and the gift card revenue, net of costs, is remitted to the franchisee. The Company's gift card breakage revenue from gift cards redeemed at company-operated restaurants for the years ended December 31, 2017, 2016 and 2015 was not material.
Allowance for Credit Losses
The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in existing receivables; however, changes in circumstances relating to receivables may result in changes to the allowance in the future. The Company determines the allowance based on historical experience, current payment patterns, future obligations and the Company's assessment of the franchisee's or area licensee's ability to pay outstanding balances. The primary indicator of credit quality is delinquency, which is considered to be a receivable balance greater than 90 days past due. The Company continually reviews the allowance for doubtful accounts. Past due balances and future obligations are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. Credit losses historically have been within management's estimates.
Leases
The Company is the lessor or sub-lessor of the properties on which 693 IHOP restaurants and two Applebee's restaurants are located. The restaurants are subleased to franchisees or, in a few instances, were operated by the Company. The Company's IHOP leases generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options at the Company's option. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income, respectively. Rental expense and rental income for these operating leases are recognized on the straight-line basis over the original terms of the leases. Any difference between straight-line rent expense or income and actual amounts paid or received represents deferred rent and is included in the consolidated balance sheets as other assets or other liabilities, as appropriate.
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

Dine Brands Global, Inc. and Subsidiaries
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
Advertising
Franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives, as well as advertising contributions from international franchise restaurants of both IHOP and Applebee's, are recognized as revenue as the fees are earned and become receivables from the franchisee in accordance with U.S. GAAP governing the accounting for franchise fee revenue. In accordance with U.S. GAAP governing advertising costs, related advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. Due to different contractual terms in Applebee's marketing agreements, franchise fees designated for Applebee's national advertising fund and local advertising cooperatives constitute agency transactions and are not recognized as revenues and expenses. Applebee's advertising fees are recorded as a liability against which specific costs are charged. Advertising fees included as franchise revenue and expense for the years ended December 31, 2017, 2016 and 2015 were $113.2 million, $111.3 million and $108.1 million, respectively. See “Newly Issued Accounting Standards Not Yet Adopted.”
Advertising expense reflected in the Consolidated Statements of Comprehensive (Loss) Income includes local marketing advertising costs incurred by company-operated restaurants, contributions to the national advertising fund made by Applebee's and IHOP and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising are expensed either as incurred or the first time the advertising takes place. Advertising expense included in company restaurant operations for the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.8 million, and $1.9 million, respectively.
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

Dine Brands Global, Inc. and Subsidiaries
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
The fair values of non-current financial instruments, determined based on Level 2 inputs, are shown in the following table:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, net of debt issuance costs	$1,282.8	$1,265.5	$1,282.7	$1,286.2

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
Net (Loss) Income Per Share
Net (loss) income per share is calculated using the two-class method prescribed in U.S. GAAP. Basic net (loss) income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares and potential shares of

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

common stock outstanding during the period if their effect is dilutive. The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share calculation. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock.
Other Comprehensive Income (Loss)
For the years ended December 31, 2017, 2016 and 2015, the income tax benefit or provision allocated to items of other comprehensive income (loss) was not significant.
Treasury Stock
The Company may from time to time utilize treasury stock when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out method.
Dividends
Dividends declared on common stock are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital.
Reporting Segments
The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company has five operating segments: Applebee's franchise operations, IHOP franchise operations, rental operations, financing operations and company-operated restaurant operations. The Company has four reportable segments: franchise operations, (an aggregation of Applebee's and IHOP franchise operations), rental operations, financing operations and company-operated restaurant operations. The Company considers these to be its reportable segments, regardless of whether any segment exceeds 10% of consolidated revenues, income before income tax provision or total assets.
Franchise Segment
As of December 31, 2017, the franchise operations reportable segment consisted of 1,936 restaurants operated by Applebee's franchisees in the United States, two United States territories and 15 countries outside of the United States and 1,786 restaurants operated by IHOP franchisees and area licensees in the United States, three United States territories and 13 countries outside of the United States. Franchise operations revenue consists primarily of franchise royalty revenues, sales of proprietary products (primarily IHOP pancake and waffle dry-mixes) and franchise fees. Additionally, franchise fees designated for IHOP's national advertising fund and local marketing and advertising cooperatives are recognized as revenue and expense of franchise operations; however, due to different contractual terms in Applebee's marketing agreements, Applebee's national advertising fund activity constitutes agency transactions and therefore is not recognized as franchise revenue and expense.
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
Company Segment
As of December 31, 2017, the Company did not operate any restaurants. The company restaurant operations segment presented in these financial statements consisted of 10 IHOP restaurants operated until June 2017 and 23 Applebee's restaurants

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

operated until July 2015. All company-operated restaurants were located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
 Accounting Standards Adopted Effective January 2, 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that addresses accounting for certain aspects of share-based payments, including excess tax benefits or deficiencies, forfeiture estimates, statutory tax withholding and cash flow classification of certain share-based payment activity. The Company applied the prospective transition method in adopting the new guidance and prior period amounts have not been restated. Because of the adoption, the Company recognized an excess tax deficiency from stock-based compensation as a discrete item, increasing the income tax provision for the year ended December 31, 2017 by $2.0 million, or $0.11 per share. Historically, excess tax benefits or deficiencies were recorded as additional paid-in capital. The Company applied the prospective transition method with respect to the cash flow classification of certain share-based payment activity; accordingly, the cash flows for the twelve months ended December 31, 2016 have not been restated. The Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards. Amendments to the accounting for minimum statutory withholding requirements had no impact on the Company's Consolidated Financial Statements.
In November 2016, the FASB issued new guidance to reduce diversity in practice in the classification and presentation of changes in restricted cash in the statement of cash flows. The new guidance requires amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period total amounts to the end-of-period total amounts shown on the statement of cash flows. Calendar year public entities will be required to adopt the new guidance beginning with the first fiscal quarter of 2018. The Company elected to adopt the new guidance retrospectively effective January 2, 2017 and the cash flows for the years ended December 31, 2016 and 2015 were restated. Adoption of the new guidance did not impact the Company's Consolidated Balance Sheets or Consolidated Statements of Comprehensive (Loss) Income.
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

Newly Issued Accounting Standards Not Yet Adopted
In August 2016, the FASB issued new guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2018. Early adoption is permitted. The Company believes adoption of the new guidance will have no significant impact on its Consolidated Statements of Cash Flows.
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
In February 2016, the FASB issued new guidance with respect to the accounting for leases. The new guidance will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases, other than leases with a term of 12 months or less, and to provide additional disclosures about leasing arrangements. Accounting by lessors is largely unchanged from existing accounting guidance. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2019. Early adoption is permitted. Currently, the new guidance is required to be applied on a modified retrospective basis.

While the Company is still in the process of evaluating the impact of the new guidance on its consolidated financial statements and disclosures, the Company expects adoption of the new guidance will have a material impact on its Consolidated Balance Sheets due to recognition of the right-of-use asset and lease liability related to its operating leases. While the new

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

guidance is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, the Company does not presently believe there will be a material impact on its Consolidated Statements of Comprehensive (Loss) Income or Consolidated Statements of Cash Flows. Recognition of a lease liability related to operating leases will not impact any covenants related to the Company's long-term debt because the debt agreements specify that covenant ratios be calculated using U.S. GAAP in effect at the time the debt agreements were entered into.

In January 2016, the FASB issued guidance on the recognition and measurement of financial instruments. The guidance modifies how entities measure certain equity investments and present changes in the fair value of those investments, as well as changes how fair value of financial instruments is measured for disclosure purposes. The amendment is effective commencing with the Company's first fiscal quarter of 2018. The Company does not believe adoption of the new guidance will have a significant impact on its Consolidated Financial Statements and disclosures.

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

This new revenue guidance supersedes nearly all of the existing general revenue recognition guidance under U.S. GAAP as well as most industry-specific revenue recognition guidance, including guidance with respect to revenue recognition by franchisors. The Company believes the recognition of the majority of its revenues, including franchise royalty revenues, sales of IHOP pancake and waffle dry mix and retail sales at company-operated restaurants will not be affected by the new guidance. Additionally, lease rental revenues are not within the scope of the new guidance.

The Company has determined the new revenue guidance will impact the timing of recognition of franchise and development fees. Under existing guidance, these fees are typically recognized upon the opening of restaurants. Under the new guidance, the Company has determined the fees will have to be deferred and recognized as revenue over the term of the individual franchise agreements. However, the effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. The Company presently expects to use the retrospective method of adoption when the new guidance is adopted in the first fiscal quarter of 2018. Upon adoption, the Company will recognize the deferral on its balance sheet of approximately $85 million in revenue from franchise and development fees and will reduce its receivables by approximately $7 million. As a result of adoption, the Company's accumulated deficit will increase by $60 million, net of deferred taxes of $32 million.

The Company also has determined the new revenue guidance will impact the accounting for transactions related to the Applebee's National Advertising Fund (the “Applebee's NAF”). Currently, domestic franchisee contributions to and expenditures of the Applebee's NAF are not included in the Consolidated Statements of Comprehensive (Loss) Income. Under the new guidance, the Company will include contributions to and expenditures from the domestic Applebee's advertising fund within the Consolidated Statements of Comprehensive (Loss) Income as is currently done with contributions to and expenditures from the IHOP national advertising fund and with international restaurants of both brands. While this change will materially impact the gross amount of reported franchise revenues and expenses, the impact will be an increase to both revenue and expense that, for the most part will offset, such that the impact on gross profit and net income, if any, would not be material.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements as a result of future adoption.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3. Receivables	2017	2016
	(In millions)
Accounts receivable	$94.2	$69.3
Gift card receivables	51.6	51.2
Notes receivable	11.3	1.8
Financing receivables:
Equipment leases receivable	79.3	87.2
Direct financing leases receivable	55.7	65.6
Franchise fee notes receivable	0.3	0.4
Other	11.2	10.2
	303.6	285.7
Less: allowance for doubtful accounts	(22.2)	(3.1)
	281.4	282.6
Less: current portion	(150.2)	(141.4)
Long-term receivables	$131.2	$141.2
Accounts receivable primarily includes receivables due from franchisees and distributors. Gift card receivables consist primarily of amounts due from third-party vendors. Interest is not charged on gift card receivables.
Financing receivables primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant then franchised the restaurant to a franchisee. IHOP provided the financing for the franchise fee, leasing of the equipment and the leasing or subleasing of the site. Equipment lease contracts are due in equal weekly installments, primarily bear interest averaging 9.7% and 9.8% per annum at December 31, 2017 and 2016, respectively, and are collateralized by the equipment. The term of an equipment lease contract coincides with the term of the corresponding restaurant building lease. The IHOP franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 5.9% and 6.1% per annum at December 31, 2017 and 2016, respectively, and are collateralized by the franchise. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.
The primary indicator of the credit quality of financing receivables is delinquency. As of December 31, 2017 and 2016, approximately $0.1 million and $0.1 million, respectively, of financing receivables were delinquent more than 90 days.
The following table summarizes the activity in the allowance for doubtful accounts:

Allowance for Doubtful Accounts	(In millions)
Balance at December 31, 2014	$2.9
Provision	0.6
Charge-offs	(2.4)
Balance at December 31, 2015	1.2
Provision	2.8
Charge-offs	(0.9)
Balance at December 31, 2016	3.1
Provision	20.3
Charge-offs	(1.2)
Balance at December 31, 2017	$22.2

As of December 31, 2017 and 2016, approximately $0.1 million and $0.1 million, respectively, of the allowance for doubtful accounts related to financing receivables.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Property and Equipment
Property and equipment by category is as follows:

	2017	2016
	(In millions)
Leaseholds and improvements	$252.2	$255.4
Equipment and fixtures	90.1	83.4
Properties under capital lease	61.4	59.8
Buildings and improvements	57.9	57.9
Land	56.4	56.4
Construction in progress	1.8	2.2
Property and equipment, gross	519.8	515.1
Less: accumulated depreciation and amortization	(320.2)	(310.0)
Property and equipment, net	$199.6	$205.1
The Company recorded depreciation expense on property and equipment of $20.6 million, $20.6 million and $22.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease in the amount of $43.2 million and $41.0 million at December 31, 2017 and 2016, respectively.

5. Goodwill
The significant majority of the Company's goodwill arose from the November 29, 2007 acquisition of Applebee's. Changes in the carrying amount of goodwill for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Applebee's Franchise Unit	IHOP Franchise Unit	Total
	(In millions)
Balance at December 31, 2015:
Goodwill, gross	$686.7	$10.8	$697.5
Accumulated impairment loss	—	—	—
Goodwill	686.7	10.8	697.5
2016 impairment loss	—	—	—
Balance at December 31, 2016:
Goodwill, gross	$686.7	$10.8	$697.5
Accumulated impairment loss	—	—	—
Goodwill	686.7	10.8	697.5
2017 impairment loss	(358.2)	—	(358.2)
Balance at December 31, 2017:
Goodwill, gross	686.7	10.8	697.5
Accumulated impairment loss	(358.2)	—	(358.2)
Goodwill	$328.5	$10.8	$339.2
The Company assessed goodwill for impairment in accordance with its policy described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies. In the third quarter of 2017, the Company noted that the decline in the market price of the Company's common stock since December 31, 2016, which the Company had believed to be temporary, persisted throughout the first eight months of 2017 and that the favorable trend in Applebee's domestic same-restaurant sales experienced in the second quarter of 2017 did not continue into the first two months of the third quarter of 2017. The Company also noted a continuing increase in Applebee's bad debt expense and in royalties not recognized in income until paid in cash. Additionally, the Company also determined an increasing shortfall in franchisee contributions to the Applebee's national advertising fund could require a larger amount of future subsidization in the form of additional franchisor contributions to the fund than

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

5. Goodwill (Continued)

previously estimated. Based on these unfavorable developments, the Company determined that indicators of impairment existed and that an interim test of goodwill for impairment should be performed in the third quarter of 2017.
In performing the quantitative test of goodwill, the Company primarily used the income approach method of valuation that included the discounted cash flow method and the market approach that included the guideline public company method to determine the fair value of goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flow model included expected future trends in sales, operating expenses, overhead expenses, capital expenditures and changes in working capital, along with an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt.

As a result of performing the quantitative test of impairment, the Company recognized an impairment of Applebee's goodwill of $358.2 million. The Company adopted the guidance in FASB Accounting Standards Update 2017-04 on January 1, 2017; accordingly, the amount of the goodwill impairment was determined as the amount by which the carrying amount of the goodwill exceeded the fair value of the Applebee's franchise reporting unit as estimated in the impairment test. The impairment of goodwill is not deductible for federal income tax purposes and therefore had no associated tax benefit.

In the fourth quarter of fiscal 2017, the Company performed a qualitative assessment of the goodwill of the Applebee's franchise unit and the IHOP franchise unit and concluded it was more-likely-than-not that the fair values exceeded the respective carrying amounts.
In the fourth quarter of fiscal 2016, the Company performed a quantitative test of the goodwill of the Applebee's franchise reporting unit and a qualitative test of the goodwill of the IHOP franchise unit. The Company considers a reporting unit at risk when its fair value is not higher than its carrying amount by more than 10%. Since the fair value of the Applebee's Franchise Reporting Unit exceeded the carrying value of the unit by 9%, the goodwill of the Applebee's Franchise Reporting Unit was considered at risk as of December 31, 2016.

6. Other Intangible Assets
The significant majority of the Company's other intangible assets arose from the November 29, 2007 acquisition of Applebee's. Changes in the carrying amount of intangible assets for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Not Subject to Amortization		Subject to Amortization
	Tradename	Other	Franchising Rights	Leaseholds(1)	Total
	(In millions)
Balance at December 31, 2014	$652.4	$0.9	$129.0	$—	$782.3
Amortization expense	—	—	(10.0)	—	(10.0)
Additions	—	0.6	—	—	0.6
Balance at December 31, 2015	652.4	1.5	119.0	—	772.9
Amortization expense	—	—	(10.0)	—	(10.0)
Additions	—	0.5	—	—	0.5
Balance at December 31, 2016	652.4	2.0	109.0	—	763.4
Impairment	(173.4)	—	—	—	(173.4)
Amortization expense	—	—	(10.0)	(0.0)	(10.0)
Additions	—	0.5	—	2.3	2.8
Balance at December 31, 2017	$479.0	$2.5	$99.0	$2.3	$582.8
____________________________________
(1) See Note 19 - Refranchising of Company-operated Restaurants, of Notes to the Consolidated Financial Statements for additional information.

Annual amortization expense for the next five fiscal years is estimated to be approximately $10.0 million per year. The weighted average life of the intangible assets subject to amortization was 20 years at December 31, 2017 and 2016.

Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2017 and 2016 are as follows:

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6. Other Intangible Assets (Continued)

	December 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$200.0	$(101.0)	$99.0	$200.0	$(91.0)	$109.0
Leaseholds	2.3	(0.0)	2.3	—	—	—
Total	$202.3	$(101.0)	$101.3	$200.0	$(91.0)	$109.0

The Company assessed the Applebee's tradename for impairment in accordance with its policy described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies. As discussed in Note 5 - Goodwill, the Company determined that indicators of impairment existed prior to the annual test for impairment and performed an interim quantitative test for impairment of Applebee's tradename in the third quarter of 2017. In performing the impairment test of the tradename, the Company used the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate applied to the forecast revenue stream.

As a result of performing this quantitative test, the Company recognized an impairment of Applebee's tradename of $173.4 million. The Company recognized a tax benefit of $65.1 million related to the impairment.

In the fourth quarter of fiscal 2016, the Company performed a quantitative assessment of the Applebee's tradename and concluded the fair value exceeded the carrying amount. The Company considers an intangible asset at risk when its fair value is not higher than its carrying amount by more than 10%. The Applebee's tradename was not considered at risk as of December 31, 2016.

7. Long-Term Debt
Long-term debt consists of the following components:

	2017	2016
	(In millions)
Series 2014-1 Class A-2, 4.277% Fixed Rate Senior Secured Notes	$1,296.8	$1,300.0
Debt issuance costs	(13.9)	(17.3)
Long-term debt, net of debt issuance costs	1,282.8	1,282.7
Current portion of long-term debt	(13.0)	—
Long-term debt	$1,269.8	$1,282.7

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

Dine Brands Global, Inc. and Subsidiaries
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

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is our indebtedness divided by adjusted EBITDA for the four preceding quarterly periods. As of December 31, 2017, the Company's leverage ratio was 5.70x; accordingly, quarterly principal payments on the Class A-2 Notes are required until such time that the leverage ratio is less than or equal to 5.25x. The Company made one principal payment of $3.25 million in the fourth quarter of 2017.

The Company may voluntarily repay the Class A-2 Notes at any time; however, if the Company voluntarily repays the Class A-2 Notes prior to September 2018 it would be required to pay a make-whole premium. As of December 31, 2018, the make-whole payment for voluntary repayment was approximately $18 million; this amount declines ratably to zero in September 2018. The Company would also be subject to a make-whole premium in the event of a mandatory prepayment occurring prior to September 2018 following a Rapid Amortization Event or certain asset dispositions. The make-whole premium requirements are considered derivatives embedded in the Class A-2 Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be insignificant of December 31, 2017, based on the probability-weighted discounted cash flows associated with either event.

The legal final maturity of the Class A-2 Notes is in September 2044, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2 Notes will be repaid in September 2021 (the “Class A-2 Anticipated Repayment Date”). If the Co-Issuers have not repaid or refinanced the Class A-2 Notes prior to the Class A-2 Anticipated Repayment Date, additional interest will accrue on the Class A-2 Notes equal to the greater of (i) 5.00% per annum and (ii) a per annum interest rate equal to the amount, if any, by which the sum of the following exceeds the Class A-2 Note interest rate: (A) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the Class A-2 Anticipated Repayment Date of the United States Treasury Security having a term closest to 10 years plus (B) 5.00% plus (C) 2.150%. Additionally, the Company's cash flow would become subject to a rapid amortization event as described below under “Covenants and Restrictions.”

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

The Variable Funding Notes will be governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Indenture. Depending on the type of borrowing by the Co-Issuers, the applicable interest rate under the Variable Funding Notes is calculated at a per annum rate equal to (a) LIBOR plus 2.50%, (b) (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one-month LIBOR plus 0.5% plus (ii) 2.00% or (c) the lenders’ commercial paper funding rate plus 2.50%. There is a scaled commitment fee based on the unused portion of the Variable Funding Notes facility of between 50 to 100 basis points. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to September 2019 (the “VFN Anticipated Repayment Date”), subject to two additional one-year extensions at the option of the Company, which acts as the manager (as described below), upon the satisfaction of certain conditions. Following the VFN Anticipated Repayment Date (and any extensions thereof), additional interest will accrue on the Variable Funding Notes equal to 5.00% per annum. The Variable Funding Notes and other credit instruments issued under the Variable Funding Note Purchase Agreement are secured by the

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

collateral described below under “Guarantees and Collateral.”

The Company has not drawn on the Variable Funding Notes since their issuance. As of December 31, 2017, there were no amounts outstanding under the Revolving Facility; however, available borrowing capacity under the Variable Funding Notes was reduced by $3.1 million of letters of credit outstanding as of December 31, 2017.

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

Covenants and Restrictions

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities to maintain the stated debt service coverage (“DSCR”) ratio, the sum of domestic retail sales during the trailing twelve months for all restaurants being below $3.5 billion on quarterly measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Notes on the Class A-2 Anticipated Repayment Date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure of the Securitization Entities to maintain the stated debt service coverage ratio, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

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
The DSCR for the reporting period ended December 31, 2017 was 4.01x.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

Debt Issuance Costs
The Company incurred costs of approximately $24.3 million in connection with the issuance of the Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of the Notes. Amortization of $3.4 million, $3.2 million and $3.1 million was included in interest expense for the years ended December 31, 2017, 2016 and 2015 respectively. Unamortized debt issuance costs are reported as a direct reduction of the Class A-2 Notes in the Consolidated Balance Sheets.
Maturities of Long-term Debt
The Class A-2 Anticipated Repayment Date is September 2021. Face-value maturities of long-term debt for each of the next five years, assuming the Company's leverage ratio remains greater than 5.25x, are as follows:

(In millions)
2018	$13.0
2019	13.0
2020	13.0
2021	1,257.8
2022	—
Total	$1,296.8

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
The Company has an ongoing obligation related to the Properties until such time as the lease related to each of the Properties is assigned to a qualified franchisee in a transaction meeting certain parameters set forth in the Master Lease. Due to this continuing involvement, the Sale-Leaseback Transaction was recorded under the financing method in accordance with U.S. GAAP. Accordingly, the value of the land and leasehold improvements will remain on the Company's books and the leasehold improvements will continue to be depreciated over their remaining useful lives. The net proceeds received were recorded as a financing obligation. A portion of the lease payments is recorded as a decrease to the financing obligation and a portion is recognized as interest expense. In the event the lease obligation of any individual property or group of properties is assumed by a qualified franchisee, the Company's continuing involvement will cease. At that time, that portion of the transaction related to that property or group of properties is recorded as a sale in accordance with U.S. GAAP and the net book value of those properties will be removed from the Company's books, along with a ratable portion of the remaining financing obligation.
As of December 31, 2017, the Company's continuing involvement with 155 of the 181 Properties ended by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the transactions related to these properties have been recorded as a sale with property and equipment and financing obligations each cumulatively reduced by approximately $280.0 million.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Financing Obligations (Continued)

As of December 31, 2017, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2018	$4.9
2019	5.1
2020(1)	5.6
2021	5.1
2022	5.2
Thereafter	55.4
Total minimum lease payments	81.3
Less: interest	(41.8)
Total financing obligations	39.5
Less: current portion(2)	(0.3)
Long-term financing obligations	$39.2
____________________________________________________________________________________

(1)	Due to the varying closing date of the Company's fiscal year, 13 monthly payments will be made in 2020.

(2)	Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.

9. Leases
The Company is the lessor or sub-lessor of approximately half of all domestic IHOP franchise restaurants. The restaurants are subleased to IHOP franchisees or in a few instances were operated by the Company or an Applebee's franchisee. These noncancelable leases and subleases consist primarily of land, buildings and improvements.
The following is the Company's net investment in direct financing lease receivables:

	December 31,
	2017	2016
	(In millions)
Total minimum rents receivable	$74.5	$92.1
Less: unearned income	(18.8)	(26.5)
Net investment in direct financing leases receivable	55.7	65.6
Less: current portion	(10.8)	(9.9)
Long-term direct financing leases receivable	$44.9	$55.7

Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2017, 2016 and 2015 was $14.0 million, $15.4 million and $16.7 million, respectively.

The following is the Company's net investment in equipment leases receivable:

	December 31,
	2017	2016
	(In millions)
Total minimum leases receivable	$106.4	$122.5
Less: unearned income	(27.1)	(35.3)
Net investment in equipment leases receivable	79.3	87.2
Less: current portion	(8.2)	(7.9)
Long-term equipment leases receivable	$71.1	$79.3

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9. Leases (Continued)

The following are minimum future lease payments on noncancelable leases as lessee at December 31, 2017:

	Capital Leases	Operating Leases
	(In millions)
2018	$20.7	$80.3
2019	17.6	76.7
2020(1)	15.6	75.0
2021	12.6	58.8
2022	10.6	50.6
Thereafter	25.5	173.9
Total minimum lease payments	102.6	$515.3
Less: interest	(26.8)
Capital lease obligations	75.8
Less: current portion(2)	(13.9)
Long-term capital lease obligations	$61.9
______________________________________________________
(1) Due to the varying closing date of the Company's fiscal year, 13 monthly payments will be made in fiscal 2020.
(2) Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.

The asset cost and carrying amount on company-owned property leased at December 31, 2017 was $89.0 million and $60.0 million, respectively. The asset cost and carrying amount on company-owned property leased at December 31, 2016, was $89.0 million and $61.3 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.
The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2017:

	Direct Financing Leases	Operating Leases
	(In millions)
2018	$17.2	$105.0
2019	16.2	103.4
2020	14.8	103.7
2021	11.7	97.6
2022	8.2	93.7
Thereafter	6.4	356.0
Total minimum rents receivable	$74.5	$859.4

The Company has noncancelable leases, expiring at various dates through 2036, which require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2017, 2016 and 2015 was $2.6 million, $3.0 million and $3.3 million, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2017, 2016 and 2015 was $73.0 million, $76.5 million and $80.9 million, respectively.

10. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2017, the outstanding purchase commitments were $115.9 million, the majority of which related to advertising.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

Lease Guarantees
In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. The Company had outstanding lease guarantees or was contingently liable for approximately $313.9 million and $366.8 million as of December 31, 2017 and 2016 respectively. These amounts represent the maximum potential liability of future payments under these leases. Excluding unexercised option periods, the Company's potential liability for future payments under these leases as of December 31, 2017 was $55.6 million. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2018 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities for these guarantees have been recorded as of December 31, 2017.
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
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2017, the Company had approximately $3.1 million of unused letters of credit outstanding that reduce the Company's available borrowing under its Variable Funding Notes. These letters of credit expire on various dates in 2018 and are automatically renewed for an additional year if no cancellation notice is submitted.

11. Stockholders' (Deficit) Equity
Stock Repurchase Programs
On October 1, 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of its common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The Company has repurchased 1,000,657 shares of stock for $72.9 million under the 2015 Repurchase Program. The Company may repurchase up to an additional $67.1 million of common stock under the 2015 Repurchase Program.

In October 2014, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million of its common stock (the “2014 Repurchase Program”). The 2014 Repurchase Program was terminated upon approval of the 2015 Repurchase Program. The Company repurchased 537,311 shares of stock for $54.5 million under the 2014 Repurchase Program prior to its termination.

Shares repurchased under the Company's stock repurchase programs during the fiscal years ended December 31, 2017, 2016 and 2015 are summarized as follows:

	2017 repurchases		2016 repurchases		2015 repurchases		Remaining Value that may be Repurchased
Repurchase Program	Shares	$	Shares	$	Shares	$
	(Dollars in millions)
2015 Repurchase Program	145,786	$10.0	650,384	$55.3	204,487	$17.5	$67.1
2014 Repurchase Program	—	—	—	—	516,976	52.5	n/a
Total	145,786	$10.0	650,384	$55.3	721,463	$70.0	$67.1

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11. Stockholders' (Deficit) Equity (Continued)

Dividends
During the fiscal years ended December 31, 2017, 2016 and 2015, the Company declared and paid dividends on common stock as follows:

Year ended December 31, 2017	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
					(In millions)
Payment of prior year declaration	(3)	January 6, 2017	—	$0.97	$17.5
First quarter	February 22, 2017	April 7, 2017	$0.97	0.97	17.5
Second quarter	May 15, 2017	July 7, 2017	0.97	0.97	17.5
Third quarter	August 10, 2017	October 6, 2017	0.97	0.97	17.8
Fourth quarter	October 6, 2017	(2)	0.97	—	—
Total			$3.88	$3.88	$70.3

Year ended December 31, 2016
Payment of prior year declaration	(4)	January 8, 2016	—	$0.920	$17.1
First quarter	February 23, 2016	April 8, 2016	$0.92	0.920	17.0
Second quarter	May 16, 2016	July 8, 2016	0.92	0.920	16.8
Third quarter	July 28, 2016	October 7, 2016	0.92	0.920	16.7
Fourth quarter	October 31, 2016	(3)	0.97	—	—
Total			$3.73	$3.68	$67.6

Year ended December 31, 2015
Payment of prior year declaration	(5)	January 9, 2015		$0.875	$16.6
First quarter	February 24, 2015	April 10, 2015	$0.875	0.875	16.7
Second quarter	May 19, 2015	July 10, 2015	0.875	0.875	16.6
Third quarter	July 30, 2015	October 9, 2015	0.875	0.875	16.4
Fourth quarter	October 1, 2015	(4)	0.920	—	—
Total			$3.545	$3.50	$66.3
(1) Includes dividend equivalents paid on restricted stock units
(2) The fourth quarter 2017 dividend of $17.7 million was paid on January 5, 2018.
(3) The fourth quarter 2016 dividend of $17.5 million was paid on January 6, 2017.
(4) The fourth quarter 2015 dividend of $17.1 million was paid on January 8, 2016.
(5) The fourth quarter 2014 dividend of $16.6 million was paid on January 9, 2015.

Dividends declared on common stock are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. Dividends recorded during the fiscal years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Dividends declared from retained earnings	(52.6)	(67.8)	(66.6)
Dividends declared from additional paid-in capital	(17.7)	—	—

On February 14, 2018, the Company's Board of Directors approved payment of a cash dividend of $0.63 per share of common stock, payable at the close of business on April 6, 2018 to the stockholders of record as of the close of business on March 19, 2018.
Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when vested stock options are exercised, when restricted stock awards are

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11. Stockholders' (Deficit) Equity (Continued)

granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined on the first-in, first-out (“FIFO”) method. The Company re-issued 281,185 shares, 136,818 shares and 356,930 shares, respectively, during the years ended December 31, 2017, 2016 and 2015 at a total FIFO cost of $10.1 million $4.9 million and $12.9 million, respectively.
12. Closure and Other Impairment Charges

Closure and other impairment charges for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Closure charges	$3.9	$1.2	$1.4
Kansas City lease exit costs	—	2.9	—
Long-lived tangible asset impairment	0.1	1.0	1.2
Total closure and impairment charges	$4.0	$5.1	$2.6

Closure Charges
Approximately $2.2 million of closure charges for the year ended December 31, 2017 related to one IHOP company-operated restaurant closed during 2017, with the remainder primarily related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2017. Approximately $0.7 million of closure charges for the year ended December 31, 2016 related to one IHOP franchise restaurant closed during 2016, with the rest of the charges related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2016. Approximately $1.4 million of closure charges for the year ended December 31, 2015 related to two IHOP franchise restaurants closed during 2015, partially offset by minor adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2015.
Kansas City Lease Exit Costs

The Company incurred costs of $2.9 million for the year ended December 31, 2016 to exit a facility in connection with the consolidation action discussed in Note 17 - Facility Exit Costs. Approximately $2.5 million related to the outright termination of a lease covering two floors of the facility and $0.4 million represents the present value of future lease payments, net of assumed sublease rentals, of one floor of the facility.
Long-lived Tangible Asset Impairment
Long-lived tangible asset impairment charges for the year ended December 31, 2017 were not significant. Long-lived tangible asset impairment charges for the year ended December 31, 2016 comprised a charge of $0.6 million for one IHOP company-operated restaurant and charges totaling $0.4 million of individually insignificant charges at eight IHOP company-operated restaurants. Long-lived tangible asset impairment charges for the year ended December 31, 2015 primarily related to $1.1 million of individually insignificant charges at eight IHOP company-operated restaurants and four Applebee's company-operated restaurants.

13. Stock-Based Incentive Plans
General Description
Currently, the Company is authorized to grant stock options, stock appreciation rights, restricted stock, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and non-employee directors under the DineEquity, Inc. 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan was approved by stockholders on May 17, 2016 and permits the issuance of up to 3,750,000 shares of the Company’s common stock for incentive stock awards. The 2016 Plan will expire in May 2026.
The DineEquity, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) was adopted in 2011 to permit the issuance of up to 1,500,000 shares of the Company’s common stock for incentive stock awards. The 2011 Plan was terminated upon adoption of the 2016 Plan, but there are stock options, restricted stock and restricted stock units issued under the 2011 Plan that are outstanding as of December 31, 2017.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)

The IHOP Corp. 2001 Stock Incentive Plan (the “2001 Plan”) was adopted in 2001 and amended and restated in 2005 and 2008 to authorize the issuance of up to 4,200,000 shares of common stock. The 2001 Plan has expired but there are stock options issued under the 2001 Plan outstanding as of December 31, 2017.
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
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$10.9	$11.0	$9.0
Liability classified awards (credit)	(1.0)	(0.5)	(0.4)
Total pretax stock-based compensation expense	9.9	10.5	8.6
Book income tax benefit	(3.8)	(3.9)	(3.3)
Total stock-based compensation expense, net of tax	$6.1	$6.6	$5.3
As of December 31, 2017, total unrecognized compensation cost related to restricted stock and restricted stock units of $15.7 million and $2.9 million related to stock options is expected to be recognized over a weighted average period of approximately 2.0 years for restricted stock and restricted stock units and 1.8 years for stock options.
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
The Company granted 537,030 stock options during the year ended December 31, 2017 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

	2017	2016	2015
Risk free interest rate	1.9%	1.1%	1.5%
Weighted average historical volatility	22.9%	27.1%	36.8%
Dividend yield	7.3%	4.0%	3.2%
Expected years until exercise	4.5	4.5	4.5
Weighted average fair value of options granted	$4.31	$13.55	$27.20

The Company granted 350,000 performance-based stock options and 175,000 performance-based restricted stock units during the year ended December 31, 2017 for which the fair value was estimated using a Monte Carlo simulation method. The following summarizes the assumptions used in estimating the fair values:

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)

2017
Risk free interest rate	1.6%
Weighted average historical volatility	30.0%
Dividend yield	9.6%
Expected years until exercise	3.4
Weighted average fair value of options granted	$3.07
Weighted average fair value of restricted stock units granted	$10.19

Stock option activity for the years ended December 31, 2017, 2016 and 2015 is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2014	618,115	$53.10
Granted	133,814	111.54
Exercised	(218,412)	43.66
Forfeited	(29,055)	99.97
Outstanding at December 31, 2015	504,462	69.99
Granted	255,825	90.90
Exercised	(48,021)	29.33
Forfeited	(7,924)	94.30
Expired	(3,208)	89.17
Outstanding at December 31, 2016	701,134	80.04
Granted	887,030	48.35
Exercised	(64,916)	40.59
Forfeited	(171,847)	65.82
Expired	(79,353)	87.02
Outstanding at December 31, 2017	1,272,048	$61.44	7.2	$3.6
Vested and Expected to Vest at December 31, 2017	1,109,793	$63.69	6.9	$2.5
Exercisable at December 31, 2017	435,172	$80.72	3.2	$0.1
The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $1.4 million, $2.7 million and $12.6 million, respectively.
Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2017, 2016 and 2015 was $2.6 million, $1.4 million and $9.5 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $0.5 million, $1.0 million and $4.9 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)

Equity Classified Awards - Restricted Stock and Restricted Stock Units
Activity in equity classified awards of restricted stock and restricted stock units for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2014	233,818	$70.14	41,622	$66.92
Granted	138,518	102.78	10,630	111.72
Released	(77,042)	54.89	(16,567)	52.19
Forfeited	(37,700)	86.77	(569)	101.55
Outstanding at December 31, 2015	257,594	89.99	35,116	86.30
Granted	88,797	88.90	13,053	90.90
Released	(77,712)	78.70	(14,027)	72.01
Forfeited	(33,207)	92.82	(84)	101.25
Outstanding at December 31, 2016	235,472	92.91	34,058	93.95
Granted	216,269	51.89	281,973	22.37
Released	(92,968)	88.62	(12,683)	81.63
Forfeited	(83,582)	79.52	—	—
Outstanding at December 31, 2017	275,191	$66.10	303,348	$28.39

Liability Classified Awards
The Company has granted cash long-term incentive awards to certain employees (“LTIP awards”). Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total shareholder return of the Company's common stock compared to the total shareholder returns of a peer group of companies. Though LTIP awards are only paid in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the years ended December 31, 2017, 2016 and 2015, credits of $1.0 million, $0.5 million and $0.4 million, respectively, were included in stock-based compensation expense related to the LTIP awards. At December 31, 2017 and 2016, liabilities of $0.2 million and $1.2 million, respectively, were included as accrued employee compensation and benefits in the Consolidated Balance Sheets.

14. Employee Benefit Plans
401(k) Savings and Investment Plan
Effective January 1, 2013, the Company amended the DineEquity, Inc. 401(k) Plan to (i) modify the Company matching formula and (ii) eliminate the one-year completed service requirement that previously had to be met to become eligible for Company matching contributions. As amended, the Company matches 100% of the first four percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. Company common stock is not an investment option for employees in the 401(k) Plan, other than shares transferred from a prior employee stock ownership plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's matching contribution expense was $2.3 million, $2.2 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

15. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
(Benefit) provision for income taxes:	(In millions)
Current
Federal	$42.6	$60.8	$67.3
State	5.1	6.4	8.0
Foreign	2.9	2.3	2.4
	50.6	69.5	77.7
Deferred
Federal	(140.7)	(10.6)	(13.6)
State	(4.7)	(3.8)	(0.4)
	(145.4)	(14.4)	(14.0)
(Benefit) provision for income taxes	$(94.8)	$55.1	$63.7
The provision (benefit) for income taxes differs from the expected federal income tax rates as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
Non-deductibility of goodwill impairment	(29.5)	—	—
Change in federal tax rate	18.2	—	—
State and other taxes, net of federal tax benefit	0.4	2.7	2.8
Change in unrecognized tax benefits	(0.7)	0.5	0.8
Change in valuation allowance	0.3	—	—
Domestic production activity deduction	0.3	(0.6)	(0.7)
Changes in tax rates and state tax laws	(0.4)	(1.9)	—
Change in accounting for excess tax deficiencies/benefits	(0.5)	—	—
Other	(0.8)	0.3	(0.1)
Effective tax rate	22.3%	36.0%	37.8%

The Company recognized a $358.2 million impairment of goodwill during the third quarter of 2017 that was not deductible for federal income tax purposes and therefore had no associated tax benefit. The impairment of goodwill lowered the 2017 effective tax rate by 29.5%. Additionally, the Company was required to revalue its deferred taxes at the federal tax rate of 21% in accordance with the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017. The change in the federal tax rate applied to the deferred tax balances increased the 2017 effective tax rate by 18.2%. The Securities and Exchange Commission issued guidance that allows entities to record provisional amounts during a measurement period not to extend beyond one year of the enactment date of the Tax Act. Where the Company has been able to make reasonable estimates of the effects of the Tax Act for which its analysis is not yet complete, the Company has recorded provisional amounts in accordance with the guidance. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements of the Tax Act, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with the tax laws in effect immediately prior to the enactment of the Tax Act.

The Company applied a lower state tax rate to the deferred tax balances during second quarter of 2016, a result of the consolidating action discussed under Note 17 - Facility Exit Costs. The change in the state tax rates applied to the deferred tax balances lowered the 2016 effective tax rate by 1.9%.

The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and international jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2011. During the third quarter of 2016, the Company resolved its appeal regarding tax years 2008 to 2010. No additional deficiencies resulted. The Internal Revenue Service (“IRS”) commenced examination of the Company’s U.S. federal income tax return for the tax years 2011 to 2013 in fiscal year 2016. Based on recent IRS examination developments, during the fourth quarter of 2017, the Company assessed its available positive evidence and reclassified certain net deferred tax assets in the amount of $30.4 million to a prepaid income tax. The

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 15. Income Taxes (Continued)

examination is anticipated to conclude during fiscal year 2018. The Company continues to believe that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

Net deferred tax assets (liabilities) consisted of the following components:

	2017	2016
	(In millions)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$—	$4.7
Differences in acquisition financing costs	0.1	0.3
Employee compensation	7.6	12.6
Deferred gain on sale of assets	0.7	5.5
Book/tax difference in revenue recognition	14.2	45.8
Other	21.8	35.4
Deferred tax assets	44.4	104.3
Valuation allowance	—	(1.1)
Total deferred tax assets after valuation allowance	44.4	103.2
Differences between financial and tax accounting in the recognition of franchise and equipment sales	(20.7)	(39.1)
Differences in capitalization and depreciation (1)	(147.5)	(281.3)
Book/tax difference in revenue recognition	(2.4)	(7.8)
Differences between book and tax basis of property and equipment	(8.5)	(14.6)
Other	(3.5)	(14.3)
Deferred tax liabilities	(182.6)	(357.1)
Net deferred tax liabilities	$(138.2)	$(253.9)
____________________________

(1)	Primarily related to the Applebee's acquisition.

The valuation allowance of $1.1 million as of December 31, 2016 related to the Massachusetts enacted legislation requiring unitary businesses to file combined reports. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2017, management determined that sufficient positive evidence exists as of the reporting date to conclude that it is more likely than not that additional deferred taxes of $1.1 million are realizable, and therefore, reduced the valuation allowance accordingly.

The Company had gross operating loss carryforwards for state tax purposes of $0.6 million and $10.7 million as of December 31, 2017 and 2016, respectively. The net operating loss carryforwards may begin to expire between 2018 and 2034 for state tax purposes.

The total gross unrecognized tax benefit as of December 31, 2017 and 2016 was $5.9 million and $3.9 million, respectively, excluding interest, penalties and related income tax benefits. If recognized, these amounts would affect the Company's effective income tax rates. The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $2.9 million related to settlements with taxing authorities and the lapse of statutes of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefit as of January 1	$3.9	$3.9	$3.4
Changes for tax positions of prior years	2.8	0.6	1.0
Increases for tax positions related to the current year	0.6	0.1	0.1
Decreases relating to settlements and lapsing of statutes of limitations	(1.4)	(0.7)	(0.6)
Unrecognized tax benefit as of December 31	$5.9	$3.9	$3.9

As of December 31, 2017, the accrued interest was $1.1 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2016, the accrued interest and penalties were $1.0 million and less than $0.1 million, respectively, excluding any related income tax benefits. The increase of $0.1 million of accrued interest primarily related to an increase in unrecognized tax benefits as a result of recent audits, and offset with a decrease in unrecognized tax benefits due to resolution of recent audits by taxing authorities.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 15. Income Taxes (Continued)

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive (Loss) Income.
16. Net (Loss) Income Per Share
The computation of the Company's basic and diluted net (loss) income per share is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net (loss) income	$(330,539)	$97,992	$104,923
Less: Net loss (income) allocated to unvested participating restricted stock	6,519	(1,387)	(1,400)
Net (loss) income available to common stockholders - basic	(324,020)	96,605	103,523
Effect of unvested participating restricted stock	—	2	4
Numerator - net (loss) income available to common shareholders - diluted	$(324,020)	$96,607	$103,527

Denominator:
Weighted average outstanding shares of common stock - basic	17,725	18,030	18,637
Effect of dilutive securities:
Stock options	15	95	131
Weighted average outstanding shares of common stock - diluted	17,740	18,125	18,768
Net (loss) income per common share:
Basic	$(18.28)	$5.36	$5.55
Diluted	$(18.28)	$5.33	$5.52

17. Facility Exit Costs

In September 2015, the Company approved a plan to consolidate many core restaurant and franchisee support functions at its headquarters in Glendale, California and communicated the plan to employees. In conjunction with this action, the Company has exited a significant portion of the Applebee's restaurant support facility in Kansas City, Missouri.

During the year ended December 31, 2016 the Company incurred $1.6 million of employee termination costs, primarily relocation costs associated with the consolidation. These charges were included in general and administrative expenses in the Consolidated Statements of Comprehensive Income. The Company also incurred $2.9 million of facility costs, of which $2.5 million related to the termination of the Company's involvement in a lease covering two floors of the facility; the remaining $0.4 million represents the present value of future lease payments, net of assumed sublease rentals, of one floor of the facility. These costs were included as closure and other impairment charges in the Consolidated Statements of Comprehensive Income.
During the year ended December 31, 2015, the Company incurred $4.6 million of employee termination costs, primarily severance and relocation costs associated with the consolidation. These charges were included in general and administrative expenses in the Consolidated Statements of Comprehensive (Loss) Income.

	Employee Termination Costs	Facility Costs	Total Exit Costs
	(In millions )
Accrued exit costs at December 31, 2014	$—	$—	$—
Charges	4.6	—	4.6
Payments	(1.1)	—	(1.1)
Accrued exit costs at December 31, 2015	3.5	—	3.5
Charges	1.6	2.9	4.5
Payments	(4.9)	(2.5)	(7.4)
Accrued exit costs at December 31, 2016	0.2	0.4	0.6
Charges	—	—	—
Payments	(0.2)	—	(0.2)
Accrued exit costs at December 31, 2017	$—	$0.4	$0.4

At December 31, 2017, the $0.4 million of facility costs was included in other non-current liabilities in the Consolidated Balance Sheet. At December 31, 2016, the $0.2 million of employee termination costs was included in accrued employee compensation and benefits and the $0.4 million of facility costs was included in other non-current liabilities in the Consolidated Balance Sheet.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Segment Reporting
Information on segments and a reconciliation of gross profit to income before income tax provision is as follows:

	Year Ended December 31,
	2017	2016	2015
Revenues		(In millions)
Franchise operations	$467.5	$484.4	$494.7
Rental operations	121.4	123.0	127.7
Company restaurants	7.5	17.4	47.9
Financing operations	8.4	9.2	10.8
Total	$604.8	$634.0	$681.1

Gross profit (loss), by segment
Franchise operations	$303.4	$339.7	$355.7
Rental operations	30.8	31.5	33.1
Company restaurants	(0.3)	(0.8)	(0.1)
Financing operations	7.7	9.0	10.3
Total gross profit	341.6	379.4	399.0
Corporate and unallocated expenses, net	(767.0)	(226.3)	(230.4)
(Loss) income before income taxes	$(425.4)	$153.1	$168.6

Interest expense
Rental operations	$10.5	$11.8	$13.5
Company restaurants	0.2	0.4	0.4
Corporate	62.0	61.5	63.3
Total	$72.7	$73.7	$77.2

Depreciation and amortization
Franchise operations	$10.8	$10.6	$10.4
Rental operations	12.0	12.4	12.8
Company restaurants	0.1	0.4	0.6
Corporate	7.7	7.2	9.0
Total	$30.6	$30.6	$32.8

Impairment of goodwill and intangible assets, closure and other impairment charges
Franchise operations	$531.6	$—	$—
Company restaurants	4.0	2.2	2.6
Corporate	—	2.9	—
Total	$535.6	$5.1	$2.6

Capital expenditures
Company restaurants	$0.1	$0.3	$1.6
Corporate	13.3	5.3	5.0
Total	$13.4	$5.6	$6.6

Goodwill (franchise segment)	$339.2	$697.5	$697.5

Total assets
Franchise operations	$1,202.6	$1,608.7	$1,643.9
Rental operations	278.8	339.5	324.5
Company restaurants	—	126.8	166.1
Financing operations	87.5	88.2	97.4
Corporate	181.3	115.4	100.0
Total	$1,750.2	$2,278.6	$2,331.9

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

19. Refranchising of Company-operated Restaurants

In June 2017, the Company completed the refranchising and sale of related restaurant assets of nine company-operated IHOP restaurants in the Cincinnati, Ohio market area. As part of the transaction, the Company entered into an asset purchase agreement, nine franchise agreements and nine sublease agreements for land and buildings. The Company compared the stated rent under the sublease agreements with comparable market rents and recorded net favorable lease assets of $2.3 million in connection with the transaction. The Company also received cash of $1.1 million and a note receivable for $4.8 million. After allocating a portion of the consideration to franchise fees and derecognizing the assets sold, the Company recognized a gain of $6.2 million on the refranchising and sale of related restaurant assets during the year ended December 31, 2017.

20. Selected Quarterly Financial Data (Unaudited)

	Revenues	Gross Profit	Net Income (Loss)	Net Income (Loss) Per Share— Basic(2)	Net Income (Loss) Per Share— Diluted(2)
	(In thousands, except per share amounts)
2017
1st Quarter	$156,174	$92,501	$14,363	$0.80	$0.79
2nd Quarter	155,199	91,849	21,280	1.18	1.18
3rd Quarter(1)	144,671	80,104	(451,718)	(24.98)	(24.98)
4th Quarter	148,775	77,192	85,536	4.68	4.67
2016
1st Quarter	$163,524	$99,424	$25,543	$1.38	$1.37
2nd Quarter	160,258	97,375	26,829	1.46	1.45
3rd Quarter	156,017	91,684	24,273	1.33	1.33
4th Quarter	154,174	90,935	21,347	1.18	1.18
______________________________________________________________________________________________________
(1) The Company recognized a pretax charge of $531.6 million for impairment of goodwill and intangible assets in the third quarter of 2017. See Note 5 - Goodwill and Note 6 - Other Intangible Assets, of Notes to the Consolidated Financial Statements.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Dine Brands Global, Inc. (formerly known as DineEquity, Inc.) and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Dine Brands Global, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dine Brands Global, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 20, 2018

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item regarding our directors and executive officers is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders (“2018 Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 11.    Executive Compensation.
The information required by this Item regarding executive compensation is incorporated by reference to the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be set forth in our 2018 Proxy Statement.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item regarding certain relationships and related transactions is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” to be set forth in our 2018 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.
The information required by this Item regarding principal accountant fees and services is incorporated by reference to the section entitled “Independent Auditor Fees” to be set forth in our 2018 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1)  Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Reports of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2017 and 2016.

•	Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended
December 31, 2017.

•	Consolidated Statements of Stockholders' (Deficit) Equity for each of the three years in the period ended
December 31, 2017.

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017.

•	Notes to the Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)  Exhibits
Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

*3.1	Restated Certificate of Incorporation of Dine Brands Global, Inc.
*3.2	Amended Bylaws of Dine Brands Global, Inc.
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

†#10.1
Employment Agreement dated as of August 9, 2017 by and between the Corporation and Stephen P. Joyce (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2017 is incorporated herein by reference).

†#10.2
DineEquity, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement by and between the Corporation and Stephen P. Joyce (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2017 is incorporated herein by reference).

†#10.3
DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Unit Award Agreement by and between the Corporation and Stephen P. Joyce - Performance-Based (Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2017 is incorporated herein by reference).

†10.4
DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Unit Award Agreement by and between the Corporation and Stephen P. Joyce - Time-Based (Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended September 30, 2017 is incorporated herein by reference).

†10.5
Employment Agreement between DineEquity, Inc. and John C. Cywinski dated March 9, 2017 (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 is incorporated herein by reference).

†10.6
Employment Agreement between DineEquity, Inc. and Julia A. Stewart dated November 1, 2008 (Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 2008 is incorporated herein by reference).

†10.7
Separation Agreement and General Release between DineEquity, Inc. and Julia A. Stewart dated February 16, 2017 (Exhibit 10.1 to Registrant’s Form 8-K filed on February 17, 2017 is incorporated herein by reference).

†10.8	Amended and Restated Employment Agreement between DineEquity, Inc. and Thomas W. Emrey dated April 4, 2012 (Exhibit 10.1 to Registrant's Form 8-K filed on April 5, 2012 is incorporated by reference).

†10.9
Employment Agreement between DineEquity, Inc. and Darren M. Rebelez dated April 22, 2015 (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 2015 is incorporated herein by reference).

†10.10	DineEquity, Inc. 2016 Stock Incentive Plan (Appendix B to Registrant’s Proxy Statement filed on April 4, 2016 is incorporated herein by reference).
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
†10.15
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

†10.23	DineEquity, Inc. 2016 Stock Incentive Plan Performance Award Agreement - Employees (Exhibit 10.14 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).
†10.24	DineEquity, Inc. 2016 Stock Incentive Plan Performance Shares Agreement - Employees (Exhibit 10.15 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).
†10.25
DineEquity, Inc. 2016 Stock Incentive Plan Performance Shares Agreement 50% stock / 50% cash - Employees (Exhibit 10.16 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.26	DineEquity, Inc. 2016 Stock Incentive Plan SAR Agreement - Employees (Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).
†10.27
DineEquity, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement 50/50 Annual Vesting - International Employees (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 is incorporated herein by reference).

†10.28
DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement 50/50 Annual Vesting - Employees (Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 is incorporated herein by reference).

†10.29
DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement Annual Vesting - Employees (Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 is incorporated herein by reference).

†10.30
DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement Specified Date Vesting - Employees (Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 is incorporated herein by reference).

†10.31	DineEquity, Inc. 2011 Stock Incentive Plan (Annex A to Registrant's Proxy Statement, filed on April 13, 2011 is incorporated herein by reference). .
†10.32
DineEquity, Inc. 2011 Stock Incentive Plan Nonqualified Stock Option Agreement (Employees) (Exhibit 10.10 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.33
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Non-Employee Directors) (Exhibit 10.11 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.34
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (Exhibit 10.12 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.35
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (1/4th Annual Vesting - Employees) (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 2015 is incorporated herein by reference).

†10.36
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2015 is incorporated herein by reference).

†10.37
DineEquity, Inc. 2011 Stock Incentive Plan Stock-Settled Restricted Stock Unit Award Agreement (Employees) (Exhibit 10.15 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.38
DineEquity, Inc. 2011 Stock Incentive Plan Stock-Settled Restricted Stock Unit Award Agreement (Non-Employee Directors) (Exhibit 10.16 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.39
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Ratable Vesting - Employees) (Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2013 is incorporated herein by reference).

†10.40
DineEquity, Inc. 2011 Stock Incentive Plan Stock-Settled Restricted Stock Unit Award Agreement (International Employees) (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2014 is incorporated herein by reference).

†10.41	IHOP Corp. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.42	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix A to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.43	DineEquity, Inc. Senior Executive Incentive Plan as amended and restated (Annex A to Registrant's Proxy Statement, filed on April 15, 2012 is incorporated herein by reference).
†10.44
DineEquity, Inc. Amended and Restated Executive Severance and Change in Control Policy (Exhibit 10.26 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.45	Form of DineEquity, Inc. Indemnification Agreement (Exhibit 10.27 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.46	DineEquity, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2016 is incorporated herein by reference).
†10.47	DineEquity, Inc. 2011 Cash Long Term Incentive Plan (LTIP) for Company Officers (Exhibit 10.30 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
10.48
Purchase Agreement, dated August 13, 2014, among the Registrant, certain subsidiaries of the Registrant and Guggenheim Securities, LLC (Exhibit 99.1 to Registrant’s Form 8-K filed on August 14, 2014 is incorporated herein by reference).

10.49
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

10.50
Guarantee and Collateral Agreement, dated September 30, 2014, among certain special-purpose, wholly-owned indirect subsidiaries of the Registrant, each as guarantor, in favor of Citibank, N.A., as Trustee (Exhibit 10.2 to Registrant’s Form 8-K filed on October 3, 2014 is incorporated herein by reference.)

10.51
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

*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended December 31, 2017 and Leverage Ratio as of December 31, 2017.
*21	Subsidiaries of Dine Global Brands, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________________________

*	Filed herewith.

†	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

#	Portions of this exhibit have been omitted per an Order Granting Confidential Treatment Under the Securities Exchange Act of 1934 issued by the Securities and Exchange Commission on January 3, 2018.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of February, 2018.

DINE BRANDS GLOBAL, INC.
By:	/s/ STEPHEN P. JOYCE
Stephen P. Joyce Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 20th day of February, 2018.

Name	Title

/s/ STEPHEN P. JOYCE	Chief Executive Officer (Principal Executive Officer), Director
Stephen P. Joyce

/s/ GREGGORY H. KALVIN	Interim Chief Financial Officer, Senior Vice President, Corporate Controller (Principal Financial Officer)
Greggory H. Kalvin

/s/ RICHARD J. DAHL	Director
Richard J. Dahl

/s/ HOWARD M. BERK	Director
Howard M. Berk

/s/ DANIEL J. BRESTLE	Director
Daniel J. Brestle

/s/ LARRY A. KAY	Director
Larry A. Kay

/s/ CAROLINE W. NAHAS	Director
Caroline W. Nahas

/s/ DOUGLAS M. PASQUALE	Director
Douglas M. Pasquale

/s/ GILBERT T. RAY	Director
Gilbert T. Ray

/s/ PATRICK W. ROSE	Director
Patrick W. Rose

/s/ LILIAN C. TOMOVICH	Director
Lilian C.Tomovich