Form 10-Q
period 2018-03-31
Dine Brands Global, Inc.
filed 2018-05-02
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2018
Common Stock, $0.01 par value	17,831,460

Dine Brands Global, Inc. and Subsidiaries

Cautionary Statement Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “goal” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors,” as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the United States Securities and Exchange Commission. The forward-looking statements contained in this report are made as of the date hereof and the Company does not intend to, nor does it assume any obligation to, update or supplement any forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things: general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; possible future impairment charges; the effects of tax reform; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other series incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards.

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2018 began on January 1, 2018 and ended on April 1, 2018. The first fiscal quarter of 2017 began on January 2, 2017 and ended on April 2, 2017.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	March 31, 2018	December 31, 2017
	(Unaudited)	(as adjusted)
Current assets:
Cash and cash equivalents	$96,399	$117,010
Receivables, net	105,834	140,188
Restricted cash	32,391	31,436
Prepaid gift card costs	31,174	40,725
Prepaid income taxes	36,078	45,981
Other current assets	6,906	12,615
Total current assets	308,782	387,955
Long-term receivables, net	122,362	126,570
Other intangible assets, net	581,639	582,787
Goodwill	339,236	339,236
Property and equipment, net	198,624	199,585
Deferred rent receivable	81,720	82,971
Non-current restricted cash	14,700	14,700
Other non-current assets, net	3,983	4,135
Total assets	$1,651,046	$1,737,939
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$12,965	$12,965
Accounts payable	45,236	55,028
Gift card liability	117,266	164,441
Dividends payable	11,520	17,748
Current maturities of capital lease and financing obligations	12,986	14,193
Accrued employee compensation and benefits	10,098	13,547
Deferred franchise revenue, short-term	10,851	11,001
Other accrued expenses	15,047	16,001
Total current liabilities	235,969	304,924
Long-term debt, less current maturities	1,267,468	1,269,849
Capital lease obligations, less current maturities	60,268	61,895
Financing obligations, less current maturities	38,981	39,200
Deferred income taxes, net	114,522	119,996
Deferred franchise revenue, long-term	68,581	70,432
Deferred rent payable	62,371	69,112
Other non-current liabilities	19,772	18,071
Total liabilities	1,867,932	1,953,479
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value, shares: 40,000,000 authorized; March 31, 2018 - 25,013,067 issued, 17,922,137 outstanding; December 31, 2017 - 25,022,312 issued, 17,993,124 outstanding	250	250
Additional paid-in-capital	264,994	276,408
Accumulated deficit	(52,867)	(69,940)
Accumulated other comprehensive loss	(58)	(105)
Treasury stock, at cost; shares: March 31, 2018 - 7,090,930; December 31, 2017 - 7,029,188	(429,205)	(422,153)
Total stockholders’ deficit	(216,886)	(215,540)
Total liabilities and stockholders’ deficit	$1,651,046	$1,737,939

 See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:		(as adjusted)
Franchise revenues	$155,313	$154,725
Rental revenues	30,841	30,465
Financing revenues	2,009	2,131
Company restaurant sales	—	4,140
Total revenues	188,163	191,461
Cost of revenues:
Franchise expenses	81,872	70,167
Rental expenses	22,641	22,666
Financing expenses	150	—
Company restaurant expenses	—	4,343
Total cost of revenues	104,663	97,176
Gross profit	83,500	94,285
General and administrative expenses	41,911	50,305
Interest expense	15,199	15,363
Closure and impairment charges	2,604	217
Amortization of intangible assets	2,502	2,500
Gain on disposition of assets	(1,427)	(109)
Income before income tax provision	22,711	26,009
Income tax provision	(5,638)	(10,414)
Net income	17,073	15,595
Other comprehensive (loss) income, net of tax:
Adjustment to unrealized loss on available-for-sale investments	50	—
Foreign currency translation adjustment	(3)	—
Net income and total comprehensive income	$17,120	$15,595
Net income available to common stockholders:
Net income	$17,073	$15,595
Less: Net income allocated to unvested participating restricted stock	(568)	(283)
Net income available to common stockholders	$16,505	$15,312
Net income available to common stockholders per share:
Basic	$0.93	$0.87
Diluted	$0.92	$0.86
Weighted average shares outstanding:
Basic	17,703	17,694
Diluted	17,845	17,737

Dividends declared per common share	$0.63	$0.97
Dividends paid per common share	$0.97	$0.97

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:		(as adjusted)
Net income	$17,073	$15,595
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	7,940	7,706
Closure and impairment charges	2,594	209
Non-cash interest expense	864	827
Deferred income taxes	(1,182)	(2,714)
Non-cash stock-based compensation expense	3,368	6,165
Gain on disposition of assets	(1,421)	(109)
Other	(6,199)	(2,932)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,804)	(818)
Current income tax receivables and payables	5,529	7,176
Gift card receivables and payables	(2,269)	(7,855)
Other current assets	5,709	(736)
Accounts payable	65	1,745
Accrued employee compensation and benefits	(3,448)	(2,162)
Other current liabilities	(3,351)	(2,554)
Cash flows provided by operating activities	16,468	19,543
Cash flows from investing activities:
Additions to property and equipment	(3,488)	(2,997)
Proceeds from sale of property and equipment	655	—
Principal receipts from notes, equipment contracts and other long-term receivables	4,930	5,002
Additions to long-term receivables	(2,325)	—
Other	(27)	(188)
Cash flows (used in) provided by investing activities	(255)	1,817
Cash flows from financing activities:
Repayment of long-term debt	(3,250)	—
Dividends paid on common stock	(17,453)	(17,432)
Repurchase of common stock	(10,003)	(10,003)
Principal payments on capital lease and financing obligations	(4,536)	(3,608)
Tax payments for restricted stock upon vesting	(1,083)	(2,022)
Proceeds from stock options exercised	456	1,474
Cash flows used in financing activities	(35,869)	(31,591)
Net change in cash, cash equivalents and restricted cash	(19,656)	(10,231)
Cash, cash equivalents and restricted cash at beginning of period	163,146	185,491
Cash, cash equivalents and restricted cash at end of period	$143,490	$175,260
Supplemental disclosures:
Interest paid in cash	$16,621	$16,231
Income taxes paid in cash	$934	$6,018

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2018.

The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2018 began on January 1, 2018 and ended on April 1, 2018. The first fiscal quarter of 2017 began on January 2, 2017 and ended on April 2, 2017.

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

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted

Accounting Standards Adopted Effective January 1, 2018

On January 1, 2018, the Company adopted the guidance of Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”). The Company adopted this change in accounting principles using the full retrospective method. Accordingly, previously reported financial information has been restated to reflect the application of ASC 606 to all comparative periods presented. The Company utilized all of the practical expedients for adoption allowed under the full retrospective method. The Company believes utilization of the practical expedients did not have a significant impact on the consolidated financial statements of the periods presented herein.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted (Continued)

Adoption of ASC 606 impacted our previously reported Consolidated Balance Sheet as follows:

	Balance at December 31, 2017, as reported	Adjustments/Reclassifications Due to ASC 606 adoption	Balance at December 31, 2017, as adjusted
	(In thousands)
Assets:
Receivables, net	$150,174	$(9,986)	$140,188
Prepaid income taxes	43,654	2,327	45,981
Long-term receivables, net	131,212	(4,642)	126,570

Liabilities:
Deferred franchise revenue (short-term)	—	11,001	11,001
Other accrued expenses	17,780	(1,779)	16,001
Deferred franchise revenue (long-term)	—	70,432	70,432
Other non-current liabilities	23,003	(4,932)	18,071
Deferred income taxes, net	138,177	(18,181)	119,996

Equity:
Accumulated deficit	$(1,098)	$(68,842)	$(69,940)

In conjunction with its adoption of ASC 606, the Company has separated “franchise and restaurant revenues” and “franchise and restaurant expenses,” previously combined when reported in the Statement of Comprehensive Income for the three months ended March 31, 2017, into “franchise revenues/expense” and “company restaurant sales/expense” as follows:

(in thousands)
Franchise and restaurant revenues, as reported	$123,578

Franchise revenues, as reclassified	$119,438
Company restaurant sales, as reclassified	4,140
$123,578

Franchise and restaurant expenses, as reported	$41,007

Franchise expenses, as reclassified	36,664
Company restaurant expenses, as reclassified	4,343
$41,007

Adoption of ASC 606 impacted our previously reported Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017, as follows:

	Three Months ended March 31, 2017, as reported	Adjustments due to ASC 606 adoption	Three Months ended March 31, 2017, as adjusted
	(In thousands)
Franchise revenues (as reclassified above)	$119,438	$35,287	$154,725
Franchise expenses (as reclassified above)	36,664	33,503	70,167
Income before income tax provision	24,225	1,784	26,009
Income tax provision	(9,862)	(552)	(10,414)
Net income	14,363	1,232	15,595
Net income per share:
Basic	$0.80		$0.87
Diluted	$0.79		$0.86

Recognition of Applebee's advertising revenue and expense comprised $33.5 million of the revenue adjustment and all of the expense adjustment. Approximately $1.8 million of the revenue adjustment is due to the change in method of recognizing franchise and development fees. See Note 4 - Revenue Disclosures, of the Notes to Consolidated Financial Statements for a description of these changes.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted (Continued)

The adoption of ASC 606 had no impact on the Company's cash provided by or used in operating, investing or financing activities as previously reported in its Consolidated Statements of Cash Flows.

Additional new accounting guidance became effective for the Company effective January 1, 2018 that the Company reviewed and concluded was either are not applicable to the Company's operations or had no material effect on the Company's consolidated financial statements.

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

4. Revenue Disclosures

Franchise revenue (which comprises the majority of the Company's revenues) and revenue from company-operated restaurants are recognized in accordance with ASC 606. Under ASC 606, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration the Company expects to receive for those services or goods. The Company's rental and financing revenues are recognized in accordance with applicable U.S. GAAP accounting standards promulgated prior to the issuance of ASC 606 which remain in effect.

Franchising Activities

The Company owns and franchises the Applebee’s and IHOP restaurant concepts. The franchise arrangement for both brands is documented in the form of a franchise agreement and, in most cases, a development agreement. The franchise arrangement between the Company as the franchisor and the franchisee as the customer requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.

The transaction price in a standard franchise arrangement for both brands primarily consists of (a) initial franchise/development fees; (b) continuing franchise fees (royalties); and (c) advertising fees. Since the Company considers the licensing of the franchising right to be a single performance obligation, no allocation of the transaction price is required. Additionally, all domestic IHOP franchise agreements require franchisees to purchase proprietary pancake and waffle dry mix from the Company.

The Company recognizes the primary components of the transaction price as follows:

•
Franchise and development fees are recognized as revenue ratably on a straight-line basis over the term of the franchise agreement commencing with the restaurant opening date. As these fees are typically received in cash at or near the beginning of the franchise term, the cash received is initially recorded as a contract liability until recognized as revenue over time;

•
The Company is entitled to royalties and advertising fees based on a percentage of the franchisee's gross sales as defined in the franchise agreement. Royalty and advertising revenue is recognized when the franchisee's reported sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or, once billed, accounts receivable, on the balance sheet.

•
Revenue from the sales of proprietary pancake and waffle dry mix is recognized in the period in which distributors ship the franchisee's order; recognition of revenue results in accounts receivable on the balance sheet.

In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectibility of the amount; however, the timing of recognition does not require significant judgments as it is based on either the franchise term, the month of reported sales by the franchisee or the date of product shipment, none of which require estimation.

The Company does not incur a significant amount of contract acquisition costs in conducting its franchising activities and has not capitalized any such costs. The Company believes its franchising arrangements do not contain a significant financing component.

Prior to the adoption of ASC 606, the Company generally recognized the entire franchise and/or development fee as revenue at the restaurant opening date. The impact on the Company's previously reported financial statements of the change from that policy to the policy described above is presented in Note 3 - Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted, of the Notes to Consolidated Financial Statements.

Prior to the adoption of ASC 606, the Company did not record advertising fees received under Applebee's franchise agreements as franchise revenue. In evaluating advertising activity under the guidance of ASC 606, the Company considers itself to be primarily responsible for fulfilling the promise to provide all of the services specified in the contract, including advertising activities, which are not considered to be distinct services in the context of providing the right to the symbolic intellectual property. Accordingly, under ASC 606, the Company will record advertising fees received under Applebee's franchise agreements as franchise revenue. The Company had previously recorded advertising fees received under IHOP franchise agreements as franchise revenue. Under previously issued accounting guidance for franchisors, advertising revenue and expense were recognized in the same amount in each period. That guidance was superceded by ASC 606 such that advertising expense may now be different than the advertising revenue recognized as described above. The impact of these changes with respect to Applebee's advertising fees and advertising expenses on the Company's previously reported financial statements is presented in Note 3 - Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted, of the Notes to Consolidated Financial Statements.

The adoption of ASC 606 had no impact on the Company's recording of royalties and sales of proprietary pancake and waffle dry mix.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

The following table disaggregates our franchise revenue by major type for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Franchise Revenue:
Royalties	$75,097	$77,772
Advertising fees	63,836	61,701
Pancake and waffle dry mix sales and other	13,097	12,434
Franchise and development fees	3,283	2,818
Total franchise revenue	$155,313	$154,725

Receivables (both unbilled and billed) from franchise revenue transactions as of March 31, 2018 and December 31, 2017 were $69.8 million (net of allowance of $21.3 million) and $66.2 million (net of allowance of $22.2 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Changes in the Company's contract liability for deferred franchise and development fees during the three months ended March 31, 2018 are as follows:

Deferred Revenue (short- and long-term)
Balance at December 31, 2017	$81,433
Recognized as revenue during the three months ended March 31, 2018	(2,848)
Fees received and deferred during the three months ended March 31, 2018	847
Balance at March 31, 2018	$79,432

Company-operated Restaurants

The Company currently does not operate any restaurants but did operate restaurants in the comparative prior period. Sales by company-operated restaurants were recognized when food and beverage items were sold and were reported net of sales taxes collected from guests that are remitted to the appropriate taxing authorities. Recognition of revenue from company-operated restaurants was not impacted by the adoption of ASC 606 using the full retrospective method.

5. Stockholders' Deficit

Dividends

During the three months ended March 31, 2018, the Company paid dividends on common stock of $17.5 million, representing cash dividends of $0.97 per share declared in the fourth quarter of 2017. On February 14, 2018, the Company's Board of Directors declared a first quarter 2018 cash dividend of $0.63 per share of common stock. This dividend was paid on April 6, 2018 to the Company's stockholders of record at the close of business on March 19, 2018. The Company reported dividends payable of $11.5 million at March 31, 2018.

Stock Repurchase Program

In October 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of its common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. A summary of shares repurchased under the 2015 Repurchase Program, during the three months ended March 31, 2018 and cumulatively, is as follows:

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Stockholders' Equity (Continued)

2015 Repurchase Program	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended March 31, 2018	138,638	$10.0
Cumulative repurchases as of March 31, 2018	1,139,295	$92.9
Remaining dollar value of shares that may be repurchased	n/a	$57.1

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the three months ended March 31, 2018, the Company re-issued 76,896 shares of treasury stock at a total FIFO cost of $3.0 million.

6. Income Taxes

The Company's effective tax rate was 24.8% for the three months ended March 31, 2018 as compared to 40.0% for the three months ended March 31, 2017. The effective tax rate of 24.8% for the three months ended March 31, 2018 was significantly lower than the rate of the prior period primarily due to the federal statutory tax rate decreasing from 35% to 21% in accordance with the Tax Cuts and Jobs Act enacted in December 2017.

The total gross unrecognized tax benefit as of March 31, 2018 and December 31, 2017 was $6.1 million and $5.9 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $3.1 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

As of March 31, 2018, accrued interest was $1.0 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2017, accrued interest was $1.1 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

The Company files federal income tax returns and the Company or one of its subsidiaries files income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2011. The Internal Revenue Service commenced examination of the Company’s U.S. federal income tax return for the tax years 2011 to 2013 in fiscal year 2016. The examination is anticipated to conclude during fiscal year 2018. The Company believes that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

The Securities and Exchange Commission has issued guidance which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the Tax Act. Consistent with that guidance, the Company provisionally recorded income tax benefit of $77.5 million related to the Tax Act in the fourth quarter of 2017.  As of March 31, 2018, we have not yet completed our accounting for the tax effects of the enactment of the Tax Act. The Internal Revenue Service is expected to issue additional guidance clarifying provisions of the Act. As additional guidance is issued, one or more of the provisional amounts may change.

7. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Stock-Based Compensation (Continued)

	Three months ended March 31,
	2018	2017
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$3.4	$6.2
Liability classified awards expense	0.5	0.2
Total pre-tax stock-based compensation expense	3.9	6.4
Book income tax benefit	(1.0)	(2.4)
Total stock-based compensation expense, net of tax	$2.9	$4.0

As of March 31, 2018, total unrecognized compensation expense of $22.8 million related to restricted stock and restricted stock units and $5.0 million related to stock options are expected to be recognized over a weighted average period of 2.0 years for restricted stock and restricted stock units and 2.0 years for stock options.

Fair Value Assumptions

The Company granted 209,634 stock options during the three months ended March 31, 2018 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	2.6%
Weighted average historical volatility	26.0%
Dividend yield	3.7%
Expected years until exercise	4.6
Weighted average fair value of options granted	$11.77

The Company granted 25,330 performance-based stock options and 26,670 performance-based restricted stock units during the three months ended March 31, 2018 for which the fair value was estimated using a Monte Carlo simulation method. The following summarizes the assumptions used in estimating the fair values:

Risk-free interest rate	2.4%
Weighted average historical volatility	33.0%
Dividend yield	3.7%
Expected years until exercise	3.0
Weighted average fair value of options granted	$9.79
Weighted average fair value of restricted stock units granted	$34.53

Equity Classified Awards - Stock Options

Stock option balances at March 31, 2018, and activity for the three months ended March 31, 2018 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2017	1,272,048	$61.44
Granted	234,964	68.71
Exercised	(8,527)	53.49
Outstanding at March 31, 2018	1,498,485	62.63	7.2	$15.1
Vested at March 31, 2018 and Expected to Vest	1,295,298	64.44	6.8	$11.9
Exercisable at March 31, 2018	632,737	$74.90	4.2	$3.3

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Stock-Based Compensation (Continued)

exercised their options on March 31, 2018. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of March 31, 2018, and activity related to restricted stock and restricted stock units for the three months ended March 31, 2018 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	275,191	$65.81	303,348	$28.39
Granted	68,369	66.88	49,706	47.85
Released	(39,728)	87.61	(10,734)	112.74
Forfeited	(4,628)	60.58	(71)	53.49
Outstanding at March 31, 2018	299,204	$63.25	342,248	$28.25

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end. During the three months ended March 31, 2018, 54,822 units were issued and 365 units were forfeited. At March 31, 2018, there were 54,457 units outstanding. For the three months ended March 31, 2018, $0.1 million was included as stock-based compensation expense related to cash-settled restricted stock units.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies. Although LTIP awards are only paid in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the three months ended March 31, 2018 and 2017, $0.4 million and $0.2 million, respectively was included in total stock-based compensation expense related to LTIP awards. At March 31, 2018 and December 31, 2017, liabilities of $0.6 million and $0.2 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

8. Segments

The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company currently has four operating segments: Applebee's franchise operations, IHOP franchise operations, rental operations and financing operations. Prior to June 2017, the Company operated 10 IHOP restaurants and those operations were considered to be a fifth operating segment. The Company has four reportable segments: franchise operations, (an aggregation of Applebee's and IHOP franchise operations), rental operations, financing operations and company-operated restaurant operations. The Company considers these to be its reportable segments, regardless of whether any segment exceeds 10% of consolidated revenues, income before income tax provision or total assets.

As of March 31, 2018, the franchise operations segment consisted of (i) 1,912 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 15 countries outside the United States and (ii) 1,791 restaurants operated by IHOP franchisees and area licensees in the United States, three U.S. territories and 12 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and franchise fees.  Franchise operations expenses include advertising expenses, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense from capital leases on franchisee-operated restaurants.

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Segments (Continued)

Financing operations revenue primarily consists of interest income from the financing of franchise fees and equipment leases and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

Company restaurant sales were retail sales at company-operated restaurants. Company restaurant expenses were operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs. In June 2017, the Company refranchised nine of ten company-operated restaurants in the Cincinnati, Ohio market area; the one restaurant not refranchised was permanently closed. As a result, the Company no longer operates any restaurants on a permanent basis. The Company has not presented these restaurants as discontinued operations as defined by U.S. GAAP because the refranchising of nine restaurants out of a total of over 3,700 restaurants did not represent a strategic shift that had a major effect on the Company's operations.

From time to time, the Company may operate restaurants reacquired from franchisees on a temporary basis until those restaurants are refranchised. There were no restaurants under temporary operation at March 31, 2018.

Information on segments is as follows:

	Three months ended March 31,
	2018	2017 (as adjusted)
	(In millions)
Revenues from external customers:
Franchise operations	$155.3	$154.7
Rental operations	30.9	30.5
Company restaurants	—	4.2
Financing operations	2.0	2.1
Total	$188.2	$191.5

Interest expense:
Rental operations	$2.4	$2.7
Company restaurants	—	0.1
Corporate	15.2	15.4
Total	$17.6	$18.2

Depreciation and amortization:
Franchise operations	$2.7	$2.7
Rental operations	2.9	3.0
Company restaurants	—	0.1
Corporate	2.3	1.9
Total	$7.9	$7.7

Gross profit, by segment:
Franchise operations	$73.4	$84.6
Rental operations	8.2	7.8
Company restaurants	—	(0.2)
Financing operations	1.9	2.1
Total gross profit	83.5	94.3
Corporate and unallocated expenses, net	(60.8)	(68.3)
Income before income tax provision	$22.7	$26.0

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended March 31,
	2018	2017 (as adjusted)
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$17,073	$15,595
Less: Net income allocated to unvested participating restricted stock	(568)	(283)
Net income available to common stockholders - basic	16,505	15,312
Effect of unvested participating restricted stock in two-class calculation	2	—
Net income available to common stockholders - diluted	$16,507	$15,312
Denominator:
Weighted average outstanding shares of common stock - basic	17,703	17,694
Dilutive effect of stock options	142	43
Weighted average outstanding shares of common stock - diluted	17,845	17,737
Net income per common share:
Basic	$0.93	$0.87
Diluted	$0.92	$0.86

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

The fair values of the Company's Series 2014-1 Class A-2 Notes (the “Class A-2 Notes”) at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, current and long-term	$1,280.4	$1,277.3	$1,282.8	$1,265.5

 The fair values were determined based on Level 2 inputs, including information gathered from brokers who trade in the Company’s Class A-2 Notes and information on notes that are similar to those of the Company.

Dine Brands Global, Inc. and Subsidiaries
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

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $300.6 million as of March 31, 2018. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2018 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $50.0 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

12. Restricted Cash

Current restricted cash of $32.4 million at March 31, 2018 primarily consisted of $31.2 million of funds required to be held in trust in connection with the Company's securitized debt and $1.2 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $31.4 million at December 31, 2017 primarily consisted of $29.3 million of funds required to be held in trust in connection with the Company's securitized debt and $2.1 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Non-current restricted cash of $14.7 million at March 31, 2018 and December 31, 2017 represents interest reserves required to be set aside for the duration of the Company's securitized debt.

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

Overview

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except where the context indicates otherwise, the words “we,” “us,” “our,” “Dine Brands Global” and the “Company” refer to Dine Brands Global, Inc. (formerly DineEquity, Inc.), together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

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

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. We currently have four operating segments: Applebee's franchise operations, IHOP franchise operations, rental operations and financing operations. Prior to June 2017, we operated 10 IHOP restaurants and those operations were considered to be a fifth operating segment. We have four reportable segments: franchise operations, (an aggregation of Applebee's and IHOP franchise operations), rental operations, financing operations and company-operated restaurant operations. We consider these to be our reportable segments, regardless of whether any segment exceeds 10% of consolidated revenues, income before income tax provision or total assets.

Key Financial Results

	Three months ended March 31,		Favorable (Unfavorable) Variance
	2018	2017 (as adjusted)
	(In millions, except per share data)
Income before income taxes	$22.7	$26.0	$(3.3)
Income tax provision	(5.6)	(10.4)	4.8
Net income	$17.1	$15.6	$1.5

Effective tax rate	24.8%	40.0%	15.2%

			% increase (decrease)
Net income per diluted share	$0.92	$0.86	7.0%
Weighted average shares	17.8	17.7	0.6%

Our net income for the three months ended March 31, 2018 increased 9.5% from the the comparable period of 2017 (as adjusted). A decrease in income before income taxes was more than offset by a larger decrease in the effective tax rate and, in turn, the income tax provision. The December 2017 enactment of the Tax Cuts and Jobs Act (the “Tax Act”) reduced the federal statutory tax rate from 35% to 21%, effective January 1, 2018. The decrease in our effective tax rate was approximately the same as the decrease in the federal statutory rate resulting from the Tax Act.

On January 1, 2018, we adopted the guidance of Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”) using the full retrospective method. Accordingly, previously reported financial information has been restated to reflect the application of ASC 606 to all comparative periods presented. The retrospective adoption of ASC 606 increased our net income for the three months ended March 31, 2017 by $1.2 million, approximately $0.07 per diluted share. See Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional discussion of our adoption of ASC 606.

The following sets forth the significant reasons for the decrease in our income before income taxes between the three months ended March 31, 2018 and the comparable period of 2017 (as adjusted):

(In millions)
Decrease in gross profit:
Applebee's franchise operations	$(13.3)
IHOP franchise operations	2.2
All other operations	0.3
Total gross profit decrease	(10.8)
Decrease in General and Administrative (“G&A”) expenses:
Decrease due to executive separation costs in 2017	8.8
Increase in all other G&A (net)	(0.4)
Total G&A decrease	8.4
Increase in closure charges	(2.4)
Increase in gain on disposition of assets	1.3
Other	0.2
Decrease in income before income taxes	$(3.3)

Key Performance Indicators

In evaluating the performance of each restaurant concept, we consider the key performance indicators to be the system-wide sales percentage change, the percentage change in domestic system-wide same-restaurant sales (“domestic same-restaurant sales” and net franchise restaurant development. Changes in both domestic same-restaurant sales and in the number of Applebee's and IHOP franchise restaurants will impact our system-wide retail sales that drive franchise royalty revenues. Restaurant development also impacts franchise revenues in the form of initial franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of these key performance indicators for the three months ended March 31, 2018 is as follows:

	Three months ended March 31, 2018
	Applebee's	IHOP
Sales percentage increase	0.9%	3.9%
% increase in domestic same-restaurant sales	3.3%	1.0%
Net franchise restaurant (reduction) development (1)	(24)	5
________________________________________________

(1) Franchise and area license restaurant openings, net of closings

The Applebee's sales percentage increase for the three months ended March 31, 2018 was due to an increase in domestic same-restaurant sales that was partially offset by restaurant closures. The IHOP sales percentage increase for the three months ended March 31, 2018 was due to net restaurant development over the past 12 months and an increase in domestic same-restaurant sales.

Detailed information on each of these key performance indicators is presented under the captions “Domestic Same-Restaurant Sales,” “Restaurant Data” and “Restaurant Development Activity” that follow.

Domestic Same-Restaurant Sales

Applebee’s domestic same-restaurant sales increased 3.3% for the three months ended March 31, 2018 from the same period in 2017. This was the largest increase for a quarterly period for Applebee's since the first quarter of 2011.The improvement resulted from an increase in customer traffic that was partially offset by a small decrease in average customer check.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's outperformed the casual dining segment of the restaurant industry during the three months ended March 31, 2018. During that period, the casual dining segment experienced a decrease in same-restaurant sales due to a decline in customer traffic that was partially offset by an increase in average customer check.

We believe the differential between Applebee's performance and that of the casual dining segment is due to a multi-faceted strategy we began implementing in the latter half of 2017 to address a two-year decline in Applebee's same-restaurant sales that started in the second half of 2015. The goal of that strategy was to redefine the Applebee's brand identity and culture and reconnect with what historically had been our core customer base. Our recent marketing, culinary and operational initiatives appear to have resonated positively with our guests as customer traffic has increased in each of the past two quarters.

We and the Applebee's franchisees are making significant investments in national marketing. Virtually all domestic Applebee’s franchisees have entered into an amendment to their franchise agreements that will increase their contribution to the Applebee’s National Advertising Fund (the “Applebee's NAF”) by 0.25% to 3.50% of their gross sales and decrease their minimum local promotional expenditures to 0.25% of their gross sales for the period from January 1, 2018 to December 31, 2019. Such franchisees have also agreed to an incremental temporary increase in the advertising contribution rate, subject to certain contingencies. We will contribute $30 million to the Applebee's NAF during the first six months of 2018, of which $13.5 million was contributed during the three months ended March 31, 2018. As discussed under Consolidated Results of Operations - Franchise Operations, our contributions to the Applebee's NAF had an adverse impact on franchise operations gross profit for that period.

IHOP’s domestic same-restaurant sales increased 1.0% for the three months ended March 31, 2018 from the same period in 2017. The improvement resulted from an increase in average customer check that was partially offset by a decline in customer traffic. IHOP customer traffic has declined for ten consecutive quarters; however, the percentage decrease has been progressively smaller in the two most recent fiscal quarters.

Based on data from Black Box, the family dining segment of the restaurant industry experienced a decrease in same-restaurant sales during the three months ended March 31, 2018, compared to the same periods of the prior year, due to a decrease in customer traffic that was partially offset by an increase in average customer check. The IHOP decline in customer traffic was smaller than that experienced by the overall family dining segment for the three months ended March 31, 2018. IHOP's increase in average customer check was also smaller than that of the overall family dining segment for that same period. We believe that IHOP's moderated increase in average customer check was in part responsible for the differentially favorable performance in customer traffic and overall same-restaurant sales compared to the family dining segment.

Restaurant Data

The following table sets forth the number of “Effective Restaurants” in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same period of the prior year. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company and, as such, the percentage change in sales at Effective Restaurants is based on non-GAAP sales data. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about plans for future development of additional restaurants as well as evaluation of current operations.

—	Three months ended March 31,
	2018	2017
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,923	2,007
System-wide(b)
Domestic sales percentage change(c)	0.9%	(8.6)%
Domestic same-restaurant sales percentage change(d)	3.3%	(7.9)%
Franchise(b)
Domestic sales percentage change(c)	0.9%	(8.6)%
Domestic same-restaurant sales percentage change(d)	3.3%	(7.9)%
Average weekly domestic unit sales (in thousands)	$47.6	$45.2

IHOP Restaurant Data

Effective Restaurants(a)
Franchise	1,619	1,552
Area license	164	166
Company	—	10
Total	1,783	1,728

System-wide(b)
Sales percentage change(c)	3.9%	0.2%
Domestic same-restaurant sales percentage change(d)	1.0%	(1.7)%
Franchise(b)
Sales percentage change(c)	4.9%	0.7%
Domestic same-restaurant sales percentage change(d)	1.0%	(1.7)%
Average weekly domestic unit sales (in thousands)	$37.1	$36.9
Area License(b)
Sales percentage change(c)	(0.2)%	(3.7)%

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

	Three months ended March 31,
	2018	2017
Reported sales (In millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$1,095.6	$1,086.2
IHOP franchise restaurant sales	780.6	744.2
IHOP area license restaurant sales	75.3	72.5
Total	$1,951.5	$1,902.9

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

Restaurant Development Activity	Three months ended March 31,
	2018	2017
Applebee's	(Unaudited)
Beginning of period	1,936	2,016

Franchise restaurants opened:
Domestic	—	1
International	2	—
Total franchise restaurants opened	2	1
Franchise restaurants closed:
Domestic	(22)	(19)
International	(4)	—
Total franchise restaurants closed	(26)	(19)
Net franchise restaurant reduction	(24)	(18)

Total Applebee's restaurants, end of period	1,912	1,998
Domestic	1,760	1,843
International	152	155

IHOP
Summary - beginning of period:
Franchise	1,622	1,556
Area license	164	167
Company	—	10
Total IHOP restaurants, beginning of period	1,786	1,733

Franchise/area license restaurants opened:
Domestic franchise	13	11
International franchise	3	4
Total franchise/area license restaurants opened	16	15
Franchise/area license restaurants closed:
Domestic franchise	(5)	(7)
International franchise	(6)	—
Total franchise/area license restaurants closed	(11)	(7)
Net franchise/area license restaurant development	5	8

Summary - end of period:
Franchise	1,627	1,564
Area license	164	167
Company	—	10
Total IHOP restaurants, end of period	1,791	1,741
Domestic	1,679	1,641
International	112	100

For the full year of 2018, we expect Applebee's franchisees to develop between 10 and 15 new restaurants globally, the majority of which are expected to be international openings. IHOP franchisees are projected to develop between 85 and 100 new IHOP restaurants globally, the majority of which are expected to be domestic openings. Historically, the majority of restaurant openings have taken place in the second half of any given year. We anticipate the closing of between 60 and 80 Applebee's restaurants in 2018 as part of the continuation of a system-wide analysis to optimize the health of the franchisee system. We expect to close between 30 and 40 IHOP restaurants in 2018, due to lease expirations and system optimization.

The actual number of openings may differ from both our expectations and development commitments. Historically, the actual number of restaurants developed in any given year has been less than the total number committed to be developed due to various factors, including economic conditions and franchisee noncompliance with development agreements. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays, difficulties in obtaining timely regulatory approvals and the impact of currency fluctuations on our international franchisees. The actual number of closures also may differ from expectations. Our franchisees are independent businesses and decisions to close restaurants can be impacted by numerous factors in addition to declines in same-restaurant sales that are outside of our control, including but not limited to, franchisees' agreements with landlords and lenders.

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2018 and 2017
Significant Known Events, Trends or Uncertainties
Franchisee Financial Health

Applebee's experienced a decline in system-wide sales between the third quarter of 2015 and the third quarter of 2017 that was primarily due to a decrease in customer traffic. This decline in sales at our franchisees' restaurants adversely impacted the financial health of some of the franchisees and the timely payment of amounts they owe us for royalty payments and advertising fund contributions. The non-timely or partial payments are primarily concentrated amongst three franchisees. Two franchisees representing approximately 13% of Applebee's domestic system-wide sales are exhibiting a higher level of financial difficulty than the other franchisees. These franchisee health issues, in turn, have had an adverse impact on our financial results in the form of increased bad debt expense, lower royalty and advertising revenue due to uncertainty as to its collectibility and the need for us to contribute to the Applebee's NAF to mitigate the decline in franchisee contributions due to restaurant closures and the non-timely payment by certain franchisees.

We continue to address franchisee financial health through a collaborative effort between ourselves, a third-party advisor and franchisee representatives. We have provided, and may continue to provide, various forms of assistance to franchisees, such as approval of restaurant closures, assessing franchisee debt arrangements, temporary forbearance on payment obligations, extensions of credit and other support programs. To date, the assistance provided primarily has been the approved closures of non-viable restaurants and waiver of related termination fees, as well as making loans to certain franchisees, of which there are approximately $8 million outstanding at March 31, 2018. Any additional assistance to franchisees may entail incremental costs.

While we are encouraged by the improvement in Applebee's same-restaurant sales and customer traffic during the first quarter of 2018 and the fourth quarter of 2017, there can be no assurance that this favorable trend will continue or to what extent any improvement in same-restaurant sales and customer traffic might mitigate the franchisee health issues discussed above. Until such mitigation occurs, we may, in the future, continue to experience one or more of the adverse financial impacts discussed above.

Change in Accounting Policy

On January 1, 2018, we adopted the guidance of Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”). The two most significant impacts of this change in accounting policy are as follows:

•
Prior to the adoption of ASC 606, we did not record advertising fees received under Applebee's franchise agreements as franchise revenue and expense; we did record advertising fees received under IHOP franchise agreements as franchise revenue and expense. In evaluating advertising activity under the guidance of ASC 606, we consider ourselves to be primarily responsible for fulfilling the promise to provide all of the services specified in the contract, including advertising activities, which are not considered to be distinct services in the context of providing the right to the symbolic intellectual property. Accordingly, under ASC 606, we are recording advertising fees received under Applebee's franchise agreements as franchise revenue. Under previous accounting guidance for franchisors, advertising revenue and expense were recognized in the same amount in each period. That guidance was superceded by ASC 606, such that advertising expense may now be recognized in a different period than the advertising revenue recognized as described above.

•
Prior to the adoption of ASC 606, the Company generally recognized the entire franchise and/or development fee as revenue at the restaurant opening date. Under ASC 606, franchise and development fees are recognized as revenue ratably on a straight-line basis over the term of the franchise agreement commencing with the restaurant opening date.

The Company adopted this change in accounting principles using the full retrospective method. Accordingly, previously reported financial information for the three months ended March 31, 2017 has been restated to reflect the changes as described above from application of ASC 606. See Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional discussion of our adoption of ASC 606 and our policies for recognition of revenue from contracts with customers.

In conjunction with the adoption of ASC 606, we implemented internal controls to ensure we adequately evaluated our contracts with franchisees and properly assessed the impact of ASC 606 on our consolidated financial statements.

Events Impacting Comparability of Financial Information
Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017 lowered the federal statutory corporate tax rate from 35% to 21%, beginning in 2018. We expect to benefit meaningfully from the Tax Act in future periods, primarily due to the impact of reducing the statutory federal tax rate to 21%.

Executive Separation Costs

In February 2017, we announced the resignation of our former Chairman and Chief Executive Officer (the “former CEO”), effective March 1, 2017. In accordance with the terms of the Separation Agreement and General Release filed as Exhibit 10.1 to Form 8-K filed on February 17, 2017, we recorded approximately $5.9 million for severance, separation pay and ancillary costs in the first quarter of 2017. All stock options and restricted stock awards held by the former CEO that were unvested at the time of the announcement became vested in connection with the separation. We recorded a charge of approximately $2.9 million related to the accelerated vesting of the equity awards in the first quarter of 2017. Total costs of $8.8 million related to the separation were included in G&A expenses for the three months ended March 31, 2017.

Refranchising of Company-operated Restaurants

In June 2017, we refranchised nine of our ten company-operated IHOP restaurants in the Cincinnati, Ohio market area; the one restaurant not refranchised was closed. As a result, we no longer operate any IHOP restaurants on a permanent basis. While this refranchising reduced our gross revenue by approximately $4 million for the three months ended March 31, 2018 compared to the same period of the prior year, there was minimal impact on our gross profit.

Financial Results

Revenue	Three months ended March 31,		Favorable (Unfavorable) Variance
	2018	2017 (as adjusted)
	(In millions)
Franchise operations	$155.3	$154.7	$0.6
Rental operations	30.9	30.5	0.4
Company restaurant operations	—	4.1	(4.1)
Financing operations	2.0	2.1	(0.1)
Total revenue	$188.2	$191.4	$(3.2)
Change vs. prior period	(1.7)%

 Total revenue for the three months ended March 31, 2018 decreased compared with the same period of the prior year, primarily due to the refranchising of IHOP company-operated restaurants discussed above. Smaller changes in franchise and rental revenues are discussed in the sections that follow.

Gross Profit (Loss)	Three months ended March 31,		Favorable (Unfavorable) Variance
	2018	2017 (as adjusted)
	(In millions)
Franchise operations	$73.4	$84.6	$(11.1)
Rental operations	8.2	7.8	0.4
Company restaurant operations	—	(0.2)	0.2
Financing operations	1.9	2.1	(0.3)
Total gross profit	$83.5	$94.3	$(10.8)
Change vs. prior period	(11.4)%

Total gross profit for the three months ended March 31, 2018 declined compared with the same periods of the prior year, primarily due to increased franchisor contributions to the Applebee's NAF, partially offset by IHOP restaurant development over the past twelve months and increases in Applebee's and IHOP's domestic same-restaurant sales. Smaller changes in rental and financing operations are discussed in the sections that follow.

	Three months ended March 31,		Favorable (Unfavorable) Variance
Franchise Operations	2018	2017 (as adjusted)
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,923	2,007	(84)
IHOP	1,783	1,718	65
Franchise Revenues:
Applebee’s	$40.7	$45.4	$(4.7)
IHOP	50.8	47.6	3.2
Advertising	63.8	61.7	2.1
Total franchise revenues	155.3	154.7	0.6
Franchise Expenses:
Applebee’s	11.4	2.8	(8.6)
IHOP	6.7	5.7	(1.0)
Advertising	63.8	61.7	(2.1)
Total franchise expenses	81.9	70.2	(11.7)
Franchise Gross Profit:
Applebee’s	29.3	42.6	(13.3)
IHOP	44.1	41.9	2.2
Total franchise gross profit	$73.4	$84.6	$(11.1)
Gross profit as % of revenue (2)	47.3%	54.7%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in each fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee’s franchise revenue for the three months ended March 31, 2018 decreased 10.3% compared to the same period of the prior year. This was primarily due to an increase of $4.4 million in revenue not recognized due to uncertainty as to collectibility and a $1.3 million decrease in royalties due to the net closure of franchise restaurants. These unfavorable items were partially offset by a 3.3% increase in domestic same-restaurant sales.

The increase in Applebee's franchise expenses for the three months ended March 31, 2018 compared with the same period of the prior year was primarily due to an increase of $13.5 million in franchisor contributions to the Applebee's NAF, partially offset by a decrease of $4.9 million in bad debt expense. The decrease in bad debt expense was due to the recovery of certain amounts reserved in prior periods.

IHOP franchise revenue for the three months ended March 31, 2018 increased compared to the same period of the prior year, primarily due to a 3.8% increase in Effective Franchise Restaurants because of net restaurant development over the past twelve months and a 1.0% increase in domestic same-restaurant sales. An increase in sales of pancake and waffle dry mix and royalty revenue from refranchised company-operated restaurants contributed to the revenue improvement as well.

The increase in IHOP franchise expenses for the three months ended March 31, 2018 compared with the same period of the prior year were primarily due to an increase in purchases of pancake and waffle dry mix and an increase of $0.3 million in bad debt expense.

Advertising revenue and expense of both brands for the three months ended March 31, 2018 increased 3.9% compared to the same period of the prior year, primarily due to IHOP net restaurant development over the past twelve months and the increases in Applebee's and IHOP domestic same-restaurant sales, partially offset by the net decline in Applebee's restaurants due to closures.

Gross profit as a percentage of revenue declined for the three months ended March 31, 2018 compared to the same period of the prior year, primarily because of the increase in franchisor contributions to the Applebee's NAF, partially offset by IHOP restaurant development.

Rental Operations	Three months ended March 31,		Favorable (Unfavorable) Variance
	2018	2017
	(In millions)
Rental revenues	$30.9	$30.5	$0.4
Rental expenses	22.7	22.7	—
Rental operations gross profit	$8.2	$7.8	$0.4
Gross profit as % of revenue (1)	26.6%	25.6%
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

Rental segment revenue for the three months ended March 31, 2018 increased compared to the same period of the prior year primarily due to contractual increases in base sub-rental income and an increase in rental income based on a percentage of franchisees' retail sales, partially offset by the expected progressive decline of $0.3 million in interest income as direct financing leases are repaid.

There was no impact of the adoption of ASC 606 on rental revenues.

Financing Operations

Financing revenues primarily consist of interest income from the financing of equipment leases and franchise fees, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are the cost of any restaurant equipment sold associated with refranchised IHOP restaurants.

The decrease in financing revenue and gross profit for the three months ended March 31, 2018 was primarily due to the expected progressive declines of $0.2 million in interest revenue as note balances are repaid.

There was no impact of the adoption of ASC 606 on financing revenues.

Company Restaurant Operations

Effective June 19, 2017, we refranchised nine of our ten company-operated IHOP restaurants in the Cincinnati, Ohio market area; the one restaurant not refranchised was closed. As a result, we no longer operate any restaurants on a permanent basis.

G&A Expenses	Three months ended March 31,		Favorable (Unfavorable) Variance
	2018	2017
	(In millions)
	$41.9	$50.3	$8.4

The decrease in G&A expenses for the three months ended March 31, 2018 compared to the same period of the prior year was primarily due to charges of $8.8 million recognized during the three months ended March 31, 2017 related to the executive separation costs discussed under “Events Impacting Comparability of Financial Information” that did not recur in 2018.

Closure and Impairment Charges
Closure and impairment charges of $2.5 million for the three months ended March 31, 2018 primarily comprised lease closure obligations, net of estimated subrental income, related to two properties on which refranchised Applebee's company-operated restaurants had been located. Closure and impairment charges for the three months ended March 31, 2017 were not significant.

During the three months ended March 31, 2018, we performed assessments to determine whether events or changes in circumstances have occurred that could indicate a potential impairment to our goodwill and indefinite-lived intangible assets. We considered, among other things, Applebee's key performance indicators during the three months ended March 31, 2018 and what, if any, impact that performance had on the long-term forecast of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital that was used in performing the qualitative impairment test in the third quarter of 2017. We also considered the current market price of our common stock and the impact of the Tax Act. We concluded that an interim test for impairment was not necessary as of March 31, 2018. We also considered whether there were any indicators that the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing the assessments.

(Gain) Loss on Disposition of Assets
As part of the transaction discussed above under “Events Impacting Comparability of Financial Information,” we entered into an asset purchase agreement, nine franchise agreements and nine sublease agreements for land and buildings. The Company compared the stated rent under the sublease agreements with comparable market rents and recorded net favorable lease assets of $2.3 million related to the transaction. During the three months ended March 31, 2018, the sublease tenant of one of the properties with lease terms favorable to the Company purchased the property, terminating the lease which allowed us to recognize a gain of $1.4 million on disposition of the favorable lease asset. There were no individually significant asset dispositions during the three months ended March 31, 2017.

Other Expense and Income Items	Three months ended March 31,		Favorable (Unfavorable) Variance
	2018	2017
	(In millions)
Interest expense	$15.2	$15.4	$0.2
Amortization of intangible assets	2.5	2.5	(0.0)
Total	$17.7	$17.9	$0.2

Interest expense and amortization of intangible assets for the three months ended March 31, 2018 were consistent with the same periods of the prior year.

Income Taxes	Three months ended March 31,		Favorable (Unfavorable) Variance
	2018	2017
	(In millions)
Income tax provision	$5.6	$10.4	$4.8
Effective tax rate	24.8%	40.0%	15.2%
Our income tax provision will vary from period to period for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes between 2018 and 2017 were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three Months Ended March 31, 2018 and 2017.”
Our effective tax rates for the three months ended March 31, 2018 were significantly lower than the same period of prior year due to the Tax Act, enacted in December 2017, that lowered the federal statutory corporate tax rate from 35% to 21%.

Liquidity and Capital Resources

At March 31, 2018, our outstanding long-term debt consisted of $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”). We also have a revolving financing facility consisting of Series 2014-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a private securitization transaction pursuant to which substantially all our domestic revenue-generating assets and our domestic intellectual property are held by certain special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all their assets to secure the Notes.

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. At March 31, 2018, our leverage ratio was 5.70x (see Exhibit 12.1). Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Notes; however, we were required to make a principal payment of $3.25 million in the first quarter of 2018 and anticipate we will be required to make principal payments in each of the remaining quarters of 2018.

We may voluntarily repay the Class A-2 Notes at any time; however, if we voluntarily repay the Class A-2 Notes prior to September 2018 we would be required to pay a make-whole premium. As of March 31, 2018, the make-whole payment for voluntary repayment was approximately $12 million; this amount declines ratably to zero in September 2018. We would also be subject to a make-whole premium in the event of a mandatory prepayment occurring prior to September 2018 following a Rapid Amortization Event (as defined in the Class A-2 Notes) or certain asset dispositions. The make-whole premium requirements are considered derivatives embedded in the Class A-2 Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be insignificant at March 31, 2018, based on the probability-weighted discounted cash flows associated with either event.

The Variable Funding Notes were not drawn upon at March 31, 2018. At March 31, 2018, $3.1 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $96.9 million of Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements. In April 2018, we drew $20 million against this revolving credit facility.

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

Our DSCR for the reporting period ended March 31, 2018 was 3.85x (see Exhibit 12.1).

Capital Allocation

Dividends

During the three months ended March 31, 2018, we paid dividends on common stock of $17.5 million, representing cash dividends of $0.97 per share declared in the fourth quarter of 2017. On February 14, 2018, our Board of Directors declared a first quarter 2018 cash dividend of $0.63 per share of common stock. This dividend was paid on April 6, 2018 to our stockholders of record at the close of business on March 19, 2018. We reported dividends payable of $11.5 million at March 31, 2018.

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

	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended March 31, 2018	138,638	$10.0
Cumulative repurchases as of March 31, 2018	1,139,295	$92.9
Remaining dollar value of shares that may be repurchased	n/a	$57.1

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on all share repurchase activity during the first quarter of 2018.

Cash Flows

In summary, our cash flows for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
	2018	2017	Variance
	(In millions)
Net cash provided by operating activities	$16.5	$19.5	$(3.0)
Net cash (used in) provided by investing activities	(0.3)	1.8	(2.1)
Net cash used in financing activities	(35.9)	(31.6)	(4.3)
Net decrease in cash, cash equivalents and restricted cash	$(19.7)	$(10.2)	$(9.5)

Operating Activities

Our net income for the three months ended March 31, 2018 increased $1.5 million compared to the same period of 2017, primarily due to a decrease in the federal statutory tax rate and a decrease in G&A expenses, partially offset by a decline in gross profit from franchise operations, each of which was discussed in preceding sections of the MD&A. Our net income including the non-cash reconciling items shown in the statement of cash flows (primarily depreciation, deferred taxes and stock-based compensation expense) was $23.0 million for the three months ended March 31, 2018 compared to $24.7 million the same period of 2016, a decrease of $1.7 million. This decrease was primarily due to the timing of deferred rent recognition. Net changes in working capital used cash of $6.6 million during the first three months of 2018, compared to a use of cash of $5.2 million during the first three months of 2017. The working capital change adversely impacted cash from operations by $1.4 million and was primarily due to a decrease in taxes paid offset by the timing of marketing accruals.

The decrease of $3.0 million in cash provided by operating activities for the three months ended March 31, 2018 was primarily due to the $1.7 million decrease in net income including the non-cash reconciling items and the $1.4 million increase in cash used by working capital changes.

Investing Activities

Investing activities used net cash of $0.3 million for the three months ended March 31, 2018. Principal receipts from notes, equipment contracts and other long-term receivables of $4.9 million and proceeds from asset sales of $0.7 million were more than offset by $3.5 million in capital expenditures and additions to long-term receivables of $2.3 million.

Financing Activities

Financing activities used net cash of $35.9 million for the three months ended March 31, 2018. Cash used in financing activities primarily consisted of cash dividends paid on our common stock totaling $17.5 million, repurchases of our common stock totaling $10.0 million, repayments of capital lease obligations and long-term debt of $7.8 million, and a net cash outflow of approximately $0.6 million related to equity compensation awards.

Cash and Cash Equivalents

At March 31, 2018, our cash and cash equivalents totaled $96.4 million, including $46.9 million of cash held for gift card programs and advertising funds. Additionally, several of our franchisor subsidiaries held a total of approximately $28 million in cash at March 31, 2018, to maintain certain net worth requirements under state franchise disclosure laws.

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

Adjusted free cash flow is a non-U.S. GAAP measure. Reconciliation of the cash provided by operating activities to adjusted free cash flow is as follows:

	Three months ended March 31,
	2018	2017	Variance
	(In millions)
Cash flows provided by operating activities	$16.5	$19.5	$(3.0)
Receipts from notes and equipment contracts receivable	2.3	2.7	(0.4)
Additions to property and equipment	(3.5)	(3.0)	(0.5)
Adjusted free cash flow	$15.3	$19.2	$(3.9)
This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements.
The decrease in adjusted free cash flow for the three months ended March 31, 2018 compared to the same period of the prior year is primarily due to the decrease in cash from operating activities discussed above. Capital expenditures are expected to be approximately $16 million for fiscal 2018.

Off-Balance Sheet Arrangements

We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 10 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of March 31, 2018.

Contractual Obligations and Commitments

There were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. During the three months ended March 31, 2018, there were no significant changes in our estimates and critical accounting policies, other than the adoption of ASC 606 as discussed in Note 3, “Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted” in the Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
January 1, 2018 – January 28, 2018(a)	10	$53.42	—	$67,100,000
January 29, 2018 – February 25, 2018(a)	8,665	68.99	—	$67,100,000
February 26, 2018 – April 1, 2018(b)	145,196	72.23	138,638	$57,100,000
Total	153,871	$72.05	138,638	$57,100,000

(a) These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations arising upon vesting of restricted stock awards.
(b) These amounts include 6,558 shares owned and tendered by employees at an average price of $73.93 to satisfy tax withholding obligations arising upon vesting of restricted stock awards.
(c)   In October 2015, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $150 million of it's common stock on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions, including Rule 10b-5 stock repurchase plans, based on business, market, applicable legal requirements and other considerations. The program does not require the repurchase of a specific number of shares and can be terminated at any time.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of Dine Brands Global, Inc. (Exhibit 3.1 to Registrant’s Form 10-K filed on February 20, 2018 is incorporated herein by reference)
3.2	Amended Bylaws of Dine Brands Global, Inc. (Exhibit 3.2 to Registrant’s Form 10-K filed on February 20, 2018 is incorporated herein by reference)
*†10.1	Dine Brands Global, Inc. 2016 Stock Incentive Plan
*†10.2	Dine Brands Global, Inc. 2016 Stock Incentive Plan Cash-Settled RSU Agreement - Non-Employee Directors
*†10.3	Dine Brands Global, Inc. 2016 Stock Incentive Plan Cash-Settled RSU Agreement - Employees
*†10.4	Dine Brands Global, Inc. 2016 Stock Incentive Plan Cash-Settled RSU Agreement - International Employees
*†10.5	Dine Brands Global, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement - Employees - Performance Based
*†10.6	Dine Brands Global, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement 50/50% Annual Vesting - International Employees
*†10.7	Dine Brands Global, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement - International Employees
*†10.8	Dine Brands Global, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement - Employees
*†10.9	Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Employees
*†10.10	Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - International Employees
*†10.11	Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Non-Employee Directors
*†10.12	Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Employees - Performance Based
*†10.13	Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Shares Agreement - Employees
*†10.14	Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Shares Agreement - Employees - 50% stock/50% cash
*†10.15	Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Award Agreement - Employees - Single Metric
*†10.16	Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Award Agreement - Employees - Double Metric
*†10.17	Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement Employees - 25/25/50% Annual Vesting
*†10.18	Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Employees
*†10.19	Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Non-Employee Directors
*†10.20	Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Employees - Specified Date Vesting
*†10.21	Dine Brands Global, Inc. 2016 Stock Incentive Plan - Employees - 5-/50% Annual Vesting
*†10.22	Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Employees - One-Fourth Annual Vesting
*†10.23	Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Employees - One Third Annual Vesting
*†10.24	Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Employees - Annual Vesting
*†10.25	Dine Brands Global, Inc. 2016 Stock Incentive Plan SAR Agreement - Employees
*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended March 31, 2018 and Leverage Ratio as of March 31, 2018.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

Dine Brands Global, Inc. (Registrant)

Dated:	May 2, 2018	By:	/s/ Stephen P. Joyce
Stephen P. Joyce Chief Executive Officer (Principal Executive Officer)

Dated:	May 2, 2018	By:	/s/ Greggory H. Kalvin
Greggory H. Kalvin Interim Chief Financial Officer, Senior Vice President, Corporate Controller (Principal Accounting Officer)