Form 10-Q
period 2018-06-30
Dine Brands Global, Inc.
filed 2018-08-01
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018
 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2018
Common Stock, $0.01 par value	17,698,278

Dine Brands Global, Inc. and Subsidiaries

Cautionary Statement Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “goal” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors,” as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the United States Securities and Exchange Commission. The forward-looking statements contained in this report are made as of the date hereof and Dine Brands Global, Inc. does not intend to, nor does it assume any obligation to, update or supplement any forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2018 began on January 1, 2018 and ended on April 1, 2018; the second fiscal quarter of 2018 ended on July 1, 2018. The first fiscal quarter of 2017 began on January 2, 2017 and ended on April 2, 2017; the second fiscal quarter of 2017 ended on July 2, 2017.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	June 30, 2018	December 31, 2017
	(Unaudited)	(as adjusted)
Current assets:
Cash and cash equivalents	$95,718	$117,010
Receivables, net	103,015	140,188
Restricted cash	39,430	31,436
Prepaid gift card costs	29,464	40,725
Prepaid income taxes	42,107	45,981
Other current assets	6,764	12,615
Total current assets	316,498	387,955
Long-term receivables, net	118,173	126,570
Other intangible assets, net	579,369	582,787
Goodwill	339,236	339,236
Property and equipment, net	197,220	199,585
Deferred rent receivable	80,358	82,971
Non-current restricted cash	14,700	14,700
Other non-current assets, net	4,752	4,135
Total assets	$1,650,306	$1,737,939
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$32,965	$12,965
Accounts payable	47,694	55,028
Gift card liability	108,695	164,441
Dividends payable	11,430	17,748
Current maturities of capital lease and financing obligations	12,752	14,193
Accrued employee compensation and benefits	12,136	13,547
Deferred franchise revenue, short-term	10,765	11,001
Other accrued expenses	14,484	16,001
Total current liabilities	250,921	304,924
Long-term debt, less current maturities	1,265,093	1,269,849
Capital lease obligations, less current maturities	57,624	61,895
Financing obligations, less current maturities	38,820	39,200
Deferred income taxes, net	112,073	119,996
Deferred franchise revenue, long-term	67,246	70,432
Deferred rent payable	60,853	69,112
Other non-current liabilities	20,927	18,071
Total liabilities	1,873,557	1,953,479
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; shares: 40,000,000 authorized; June 30,2018 - 25,005,404 issued, 17,802,953 outstanding; December 31, 2017 - 25,022,312 issued, 17,993,124 outstanding	250	250
Additional paid-in-capital	254,912	276,408
Accumulated deficit	(40,154)	(69,940)
Accumulated other comprehensive loss	(61)	(105)
Treasury stock, at cost; shares: June 30, 2018 - 7,202,451; December 31, 2017 - 7,029,188	(438,198)	(422,153)
Total stockholders’ deficit	(223,251)	(215,540)
Total liabilities and stockholders’ deficit	$1,650,306	$1,737,939

 See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:		(as adjusted)		(as adjusted)
Franchise revenues	$151,941	$153,064	$307,254	$307,789
Rental revenues	30,324	30,124	61,165	60,589
Financing revenues	2,206	2,088	4,215	4,219
Company restaurant sales	—	3,378	—	7,518
Total revenues	184,471	188,654	372,634	380,115
Cost of revenues:
Franchise expenses	82,944	69,522	164,816	139,689
Rental expenses	22,788	22,681	45,429	45,347
Financing expenses	149	—	299	—
Company restaurant expenses	—	3,447	—	7,790
Total cost of revenues	105,881	95,650	210,544	192,826
Gross profit	78,590	93,004	162,090	187,289
General and administrative expenses	38,759	37,366	80,670	87,671
Interest expense	15,481	15,780	30,680	31,143
Closure and impairment (credits) charges	(2,702)	2,701	(98)	2,918
Amortization of intangible assets	2,506	2,500	5,008	5,000
Gain on disposition of assets	(50)	(6,243)	(1,477)	(6,352)
Income before income tax provision	24,596	40,900	47,307	66,909
Income tax provision	(11,883)	(18,793)	(17,521)	(29,207)
Net income	12,713	22,107	29,786	37,702
Other comprehensive (loss) income, net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	—	50	—
Foreign currency translation adjustment	(3)	—	(6)	—
Total comprehensive income	$12,710	$22,107	$29,830	$37,702
Net income available to common stockholders:
Net income	$12,713	$22,107	$29,786	$37,702
Less: Net income allocated to unvested participating restricted stock	(428)	(356)	(1,000)	(635)
Net income available to common stockholders	$12,285	$21,751	$28,786	$37,067
Net income available to common stockholders per share:
Basic	$0.70	$1.23	$1.63	$2.09
Diluted	$0.69	$1.23	$1.61	$2.09
Weighted average shares outstanding:
Basic	17,544	17,719	17,623	17,707
Diluted	17,803	17,725	17,827	17,721

Dividends declared per common share	$0.63	$0.97	$1.26	$1.94
Dividends paid per common share	$0.63	$0.97	$1.60	$1.94

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:		(as adjusted)
Net income	$29,786	$37,702
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	15,842	15,422
Closure and impairment charges	(114)	2,910
Non-cash interest expense	1,744	1,663
Deferred income taxes	(3,606)	(7,633)
Non-cash stock-based compensation expense	5,641	7,567
Gain on disposition of assets	(1,477)	(6,352)
Other	(8,438)	(4,863)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,924)	(694)
Current income tax receivables and payables	2,776	(482)
Gift card receivables and payables	(10,334)	(14,121)
Other current assets	5,851	(2,215)
Accounts payable	3,816	(8,153)
Accrued employee compensation and benefits	(1,411)	(4,743)
Other current liabilities	(3,360)	4,886
Cash flows provided by operating activities	25,792	20,894
Cash flows from investing activities:
Additions to property and equipment	(7,339)	(6,945)
Proceeds from sale of property and equipment	655	1,100
Principal receipts from notes, equipment contracts and other long-term receivables	14,923	9,946
Additions to long-term receivables	(3,030)	—
Other	(246)	(292)
Cash flows provided by investing activities	4,963	3,809
Cash flows from financing activities:
Borrowings under Variable Funding Notes	20,000	—
Repayment of long-term debt	(6,500)	—
Dividends paid on common stock	(28,757)	(34,879)
Repurchase of common stock	(20,003)	(10,003)
Principal payments on capital lease and financing obligations	(8,013)	(7,170)
Tax payments for restricted stock upon vesting	(1,400)	(2,320)
Proceeds from stock options exercised	620	2,635
Cash flows used in financing activities	(44,053)	(51,737)
Net change in cash, cash equivalents and restricted cash	(13,298)	(27,034)
Cash, cash equivalents and restricted cash at beginning of period	163,146	185,491
Cash, cash equivalents and restricted cash at end of period	$149,848	$158,457
Supplemental disclosures:
Interest paid in cash	$33,199	$34,007
Income taxes paid in cash	$18,267	$37,241
Non-cash conversion of accounts receivable to notes receivable	$5,856	$—

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2018.

The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2018 began on January 1, 2018 and ended on April 1, 2018; the second fiscal quarter of 2018 ended on July 1, 2018. The first fiscal quarter of 2017 began on January 2, 2017 and ended on April 2, 2017; the second fiscal quarter of 2017 ended on July 2, 2017.

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

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted

Accounting Standards Adopted Effective January 1, 2018

On January 1, 2018, the Company adopted the guidance of Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”). The Company adopted this change in accounting principles using the full retrospective method. Accordingly, previously reported financial information has been adjusted to reflect the application of ASC 606 to all comparative periods presented. The Company utilized all of the practical expedients for adoption allowed under the full retrospective method. The Company believes utilization of the practical expedients did not have a significant impact on the consolidated financial statements of the periods presented herein.

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

In conjunction with its adoption of ASC 606, the Company has separated “franchise and restaurant revenues” and “franchise and restaurant expenses,” previously combined when reported in the Statement of Comprehensive Income for the three and six months ended June 30, 2017, into separate line items for franchise revenues/expense and company restaurant sales/expense as follows:

	Three months ended June 30, 2017	Six months ended June 30, 2017
	(in thousands)
Franchise and restaurant revenues, as combined	$122,987	$246,565

Franchise revenues	$119,609	$239,047
Company restaurant sales	3,378	7,518
	$122,987	$246,565

Franchise and restaurant expenses, as combined	$40,669	$81,676

Franchise expenses	37,222	73,886
Company restaurant expenses	3,447	$7,790
	$40,669	$81,676

Adoption of ASC 606 impacted our previously reported Consolidated Statement of Comprehensive Income for the three months ended June 30, 2017, as follows:

	Three Months ended June 30, 2017, as reported	Adjustments due to ASC 606 adoption	Three Months ended June 30, 2017, as adjusted
	(In thousands)
Franchise revenues (as shown separately above)	$119,609	$33,455	$153,064
Franchise expenses (as shown separately above)	37,222	32,300	69,522
Income before income tax provision	39,745	1,155	40,900
Income tax provision	(18,465)	(328)	(18,793)
Net income	21,280	827	22,107
Net income per share:
Basic	$1.18		$1.23
Diluted	$1.18		$1.23

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted (Continued)

Recognition of Applebee's advertising revenue and expense comprised $32.3 million of the revenue adjustment and all of the expense adjustment. Approximately $1.2 million of the revenue adjustment is due to the change in method of recognizing franchise and development fees. See Note 4 - Revenue Disclosures, of the Notes to Consolidated Financial Statements for a description of these changes.

Adoption of ASC 606 impacted our previously reported Consolidated Statement of Comprehensive Income for the six months ended June 30, 2017, as follows:

	Six Months ended June 30, 2017, as reported	Adjustments due to ASC 606 adoption	Six Months ended June 30, 2017, as adjusted
	(In thousands)
Franchise revenues (as shown separately above)	$239,047	$68,742	$307,789
Franchise expenses (as shown separately above)	73,886	65,803	139,689
Income before income tax provision	63,970	2,939	66,909
Income tax provision	(28,327)	(880)	(29,207)
Net income	35,643	2,059	37,702
Net income per share:
Basic	$1.98		$2.09
Diluted	$1.98		$2.09

Recognition of Applebee's advertising revenue and expense comprised $65.8 million of the revenue adjustment and all of the expense adjustment. Approximately $2.9 million of the revenue adjustment is due to the change in method of recognizing franchise and development fees. See Note 4 - Revenue Disclosures, of the Notes to Consolidated Financial Statements for a description of these changes.

The adoption of ASC 606 had no impact on the Company's cash provided by or used in operating, investing or financing activities as previously reported in its Consolidated Statements of Cash Flows.

Additional new accounting guidance became effective for the Company as of January 1, 2018 that the Company reviewed and concluded was either are not applicable to the Company's operations or had no material effect on the Company's consolidated financial statements.

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

4. Revenue Disclosures

Franchise revenue (which comprises the majority of the Company's revenues) and revenue from company-operated restaurants are recognized in accordance with ASC 606. Under ASC 606, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration the Company expects to receive for those services or goods. The Company's rental and financing revenues are recognized in accordance with applicable U.S. GAAP accounting standards promulgated prior to the issuance of ASC 606, which remain in effect.

Franchising Activities

The Company owns and franchises the Applebee’s and IHOP restaurant concepts. The franchise arrangement for both brands is documented in the form of a franchise agreement and, in most cases, a development agreement. The franchise arrangement between the Company as the franchisor and the franchisee as the customer requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all of the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.

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

Prior to the adoption of ASC 606, the Company did not record advertising fees received under Applebee's franchise agreements as franchise revenue. In evaluating advertising activity under the guidance of ASC 606, the Company considers itself to be primarily responsible for fulfilling the promise to provide all of the services specified in the contract, including advertising activities, which are not considered to be distinct services in the context of providing the right to the symbolic intellectual property. Accordingly, under ASC 606, the Company records advertising fees received under Applebee's franchise agreements as franchise revenue. The Company had previously recorded advertising fees received under IHOP franchise agreements as franchise revenue. Under previously issued accounting guidance for franchisors, advertising revenue and expense were recognized in the same amount in each period. That guidance was superceded by ASC 606 such that advertising expense may now be different than the advertising revenue recognized as described above. The impact of these changes with respect to Applebee's advertising fees and advertising expenses on the Company's previously reported financial statements is presented in Note 3 - Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted, of the Notes to Consolidated Financial Statements.

The adoption of ASC 606 had no impact on the Company's recording of royalties and sales of proprietary pancake and waffle dry mix.

The following table disaggregates our franchise revenue by major type for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Franchise Revenue:
Royalties	$77,494	$77,124	$151,910	$155,998
Advertising fees	58,705	60,462	122,541	122,162
Pancake and waffle dry mix sales and other	12,780	12,209	26,558	23,445
Franchise and development fees	2,962	3,269	6,245	6,184
Total franchise revenue	$151,941	$153,064	$307,254	$307,789

Receivables from franchisees as of June 30, 2018 and December 31, 2017 were $71.7 million (net of allowance of $25.2 million)] and $66.2 million (net of allowance of $22.2 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Changes in the Company's contract liability for deferred franchise and development fees during the six months ended June 30, 2018 are as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2017	$81,433
Recognized as revenue during the six months ended June 30, 2018	(5,459)
Fees received and deferred during the six months ended June 30, 2018	2,037
Balance at June 30, 2018	$78,011

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

The balance of deferred revenue as of June 30, 2018 is expected to be recognized as follows:

(In thousands)
Remainder of 2018	$4,532
2019	10,547
2020	8,212
2021	7,636
2022	7,109
2023	6,543
Thereafter	33,432
Total	$78,011

Company-operated Restaurants

The Company currently does not operate any restaurants but did operate restaurants in the comparative prior period. Sales by company-operated restaurants were recognized when food and beverage items were sold and were reported net of sales taxes collected from guests that were remitted to the appropriate taxing authorities. Recognition of revenue from company-operated restaurants was not impacted by the adoption of ASC 606 using the full retrospective method.

5. Long-Term Debt

Long-term debt consisted of the following components:

	June 30, 2018	December 31, 2017
	(In millions)
Series 2014-1 4.277% Fixed Rate Senior Secured Notes, Class A-2	$1,290.3	$1,296.8
Series 2014-1 Variable Funding Senior Notes Class A-1, at a variable interest rate of 4.525% as of June 30, 2018	20.0	—
Debt issuance costs	(12.2)	(13.9)
Long-term debt, net of debt issuance costs	1,298.1	1,282.8
Current portion of long-term debt	(33.0)	(13.0)
Long-term debt	$1,265.1	$1,269.8

For a description of the respective instruments, refer to Note 7 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

6. Stockholders' Deficit

Dividends

During the six months ended June 30, 2018, the Company paid dividends on common stock of $28.8 million, representing a cash dividend of $0.97 per share declared in the fourth quarter of 2017 and a cash dividend of $0.63 per share declared in the first quarter of 2018. On May 14, 2018, the Company's Board of Directors declared a second quarter 2018 cash dividend of $0.63 per share of common stock. This dividend was paid on July 6, 2018 to the Company's stockholders of record at the close of business on June 20, 2018. The Company reported dividends payable of $11.4 million at June 30, 2018.

Stock Repurchase Program

In October 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of its common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. A summary of shares repurchased under the 2015 Repurchase Program, during the three and six months ended June 30, 2018 and cumulatively, is as follows:

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Stockholders' Equity (Continued)

2015 Repurchase Program	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended June 30, 2018	137,163	$10.0
Repurchased during the six months ended June 30, 2018	275,801	$20.0
Cumulative (life-of-program) repurchases as of June 30, 2018	1,276,458	$102.9
Remaining dollar value of shares that may be repurchased	n/a	$47.1

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the six months ended June 30, 2018, the Company re-issued 102,538 shares of treasury stock at a total FIFO cost of $4.0 million.

7. Income Taxes

The Company's effective tax rate was 37.0% for the six months ended June 30, 2018 as compared to 43.7% for the six months ended June 30, 2017. The effective tax rate of 37.0% for the six months ended June 30, 2018 was lower than the rate of the prior period primarily due to the federal statutory tax rate decreasing from 35% to 21% in accordance with the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017, partially offset by a $5.7 million increase to the tax provision related to Internal Revenue Service (“IRS”) audits of tax years 2011 to 2013.

The total gross unrecognized tax benefit as of June 30, 2018 and December 31, 2017 was $9.0 million and $5.9 million, respectively, excluding interest, penalties and related tax benefits. The increase in the unrecognized tax benefit of $3.1 million was related to the IRS examination of tax years 2011 to 2013. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $4.8 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

As of June 30, 2018, accrued interest was $1.4 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2017, accrued interest was $1.1 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

The Company files federal income tax returns and the Company or one of its subsidiaries files income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2011. The IRS commenced examination of the Company’s U.S. federal income tax return for the tax years 2011 to 2013 in fiscal year 2016. The examination is anticipated to conclude during fiscal year 2018. The Company believes that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

The Securities and Exchange Commission has issued guidance which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the Tax Act. Consistent with that guidance, the Company provisionally recorded an income tax benefit of $77.5 million related to the Tax Act in the fourth quarter of 2017.  As of June 30, 2018, the Company has not yet completed its accounting for the tax effects of the enactment of the Tax Act. The Internal Revenue Service is expected to issue additional guidance clarifying provisions of the Act. As additional guidance is issued, one or more of the provisional amounts may change.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$2.3	$1.5	$5.7	$7.7
Liability classified awards expense (credit)	0.4	(1.3)	0.9	(1.1)
Total pre-tax stock-based compensation expense	2.7	0.2	6.6	6.6
Book income tax benefit	(0.7)	(0.1)	(1.7)	(2.5)
Total stock-based compensation expense, net of tax	$2.0	$0.1	$4.9	$4.1

As of June 30, 2018, total unrecognized compensation expense of $22.6 million related to restricted stock and restricted stock units and $4.7 million related to stock options are expected to be recognized over a weighted average period of 1.9 years for restricted stock and restricted stock units and 1.8 years for stock options.

Fair Value Assumptions

The Company granted 223,570 stock options during the six months ended June 30, 2018 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	2.6%
Weighted average historical volatility	26.1%
Dividend yield	3.6%
Expected years until exercise	4.6
Weighted average fair value of options granted	$11.94

The Company granted 25,330 performance-based stock options and 26,670 performance-based restricted stock units during the six months ended June 30, 2018 for which the fair value was estimated using a Monte Carlo simulation method. The following summarizes the assumptions used in estimating the fair values:

Risk-free interest rate	2.4%
Weighted average historical volatility	33.0%
Dividend yield	3.7%
Expected years until exercise	3.0
Weighted average fair value of options granted	$9.79
Weighted average fair value of restricted stock units granted	$34.53

Equity Classified Awards - Stock Options

Stock option balances at June 30, 2018, and activity for the six months ended June 30, 2018 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2017	1,272,048	$61.44
Granted	248,899	69.12
Exercised	(12,460)	49.75
Outstanding at June 30, 2018	1,508,487	62.81	7.0	$24.6
Vested at June 30, 2018 and Expected to Vest	1,323,639	64.44	6.6	$20.2
Exercisable at June 30, 2018	634,238	$75.29	3.9	$5.8

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the second quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of June 30, 2018, and activity related to restricted stock and restricted stock units for the six months ended June 30, 2018 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	275,191	$65.81	303,348	$28.39
Granted	90,078	68.89	52,711	48.13
Released	(52,342)	87.69	(15,737)	98.54
Forfeited	(12,816)	61.16	(71)	53.49
Outstanding at June 30, 2018	300,111	$63.13	340,251	$27.70

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end. During the six months ended June 30, 2018, 58,747 units were issued, 59 units were vested and 1,746 units were forfeited. At June 30, 2018, there were 56,942 units outstanding. For the three and six months ended June 30, 2018, $0.2 million and $0.3 million was included as stock-based compensation expense related to cash-settled restricted stock units.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies. Although LTIP awards are only paid in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the three months ended June 30, 2018 and 2017, an expense of $0.2 million and a credit of $1.3 million, respectively was included in total stock-based compensation expense related to LTIP awards. For the six months ended June 30, 2018 and 2017, an expense of $0.6 million and a credit of $1.1 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At June 30, 2018 and December 31, 2017, liabilities of $0.7 million and $0.2 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

9. Segments

The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company currently has four operating segments: Applebee's franchise operations, IHOP franchise operations, rental operations and financing operations. During one or more of the comparative periods presented herein, the Company operated a small number of IHOP restaurants and those operations were considered to be a fifth operating segment. Including these historically company-operated restaurants, the Company has four reportable segments: franchise operations, (an aggregation of Applebee's and IHOP franchise operations), rental operations, financing operations and company-operated restaurant operations. The Company considers these to be its reportable segments, regardless of whether any segment exceeds 10% of consolidated revenues, income before income tax provision or total assets.

As of June 30, 2018, the franchise operations segment consisted of (i) 1,883 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 13 countries outside the United States and (ii) 1,805 restaurants operated by IHOP franchisees and area licensees in the United States, three U.S. territories and 12 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Segments (Continued)

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

Company restaurant sales were retail sales at company-operated restaurants. Company restaurant expenses were operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs. In June 2017, the Company refranchised nine of ten IHOP company-operated restaurants in the Cincinnati, Ohio market area; the one restaurant not refranchised was closed. As a result, the Company no longer operates any restaurants on a permanent basis. The Company has not presented these restaurants as discontinued operations as defined by U.S. GAAP because the refranchising of nine restaurants out of a total of approximately 3,700 restaurants did not represent a strategic shift that had a major effect on the Company's operations.

From time to time, the Company may operate restaurants reacquired from franchisees on a temporary basis until those restaurants are refranchised. There were no restaurants under temporary company operation at June 30, 2018.

Information on segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
	(In millions)
Revenues from external customers:
Franchise operations	$151.9	$153.1	$307.2	$307.8
Rental operations	30.4	30.1	61.2	60.6
Company restaurants	—	3.4	—	7.5
Financing operations	2.2	2.1	4.2	4.2
Total	$184.5	$188.7	$372.6	$380.1

Interest expense:
Rental operations	$2.3	$2.6	$4.8	$5.4
Company restaurants	—	0.1	—	0.2
Corporate	15.5	15.8	30.7	31.1
Total	$17.8	$18.5	$35.5	$36.7

Depreciation and amortization:
Franchise operations	$2.7	$2.7	$5.3	$5.4
Rental operations	2.9	3.0	5.8	6.0
Company restaurants	—	—	—	0.1
Corporate	2.3	2.0	4.7	3.9
Total	$7.9	$7.7	$15.8	$15.4

Gross profit, by segment:
Franchise operations	$69.0	$83.6	$142.4	$168.1
Rental operations	7.6	7.5	15.8	15.3
Company restaurants	—	(0.1)	—	(0.3)
Financing operations	2.0	2.0	3.9	4.2
Total gross profit	78.6	93.0	162.1	187.3
Corporate and unallocated expenses, net	(54.0)	(52.1)	(114.8)	(120.4)
Income before income tax provision	$24.6	$40.9	$47.3	$66.9

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$12,713	$22,107	$29,786	$37,702
Less: Net income allocated to unvested participating restricted stock	(428)	(356)	(1,000)	(635)
Net income available to common stockholders - basic	12,285	21,751	28,786	37,067
Effect of unvested participating restricted stock in two-class calculation	—	—	3	—
Net income available to common stockholders - diluted	$12,285	$21,751	$28,789	$37,067
Denominator:
Weighted average outstanding shares of common stock - basic	17,544	17,719	17,623	17,707
Dilutive effect of stock options	259	6	204	14
Weighted average outstanding shares of common stock - diluted	17,803	17,725	17,827	17,721
Net income per common share:
Basic	$0.70	$1.23	$1.63	$2.09
Diluted	$0.69	$1.23	$1.61	$2.09

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

The fair values of the Company's Series 2014-1 Class A-2 Notes (the “Class A-2 Notes”) at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, current and long-term	$1,290.3	$1,278.6	$1,282.8	$1,265.5

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants or previous brands to franchisees and other parties, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $296.1 million as of June 30, 2018. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2018 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $48.5 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

13. Restricted Cash

Current restricted cash of $39.4 million at June 30, 2018 primarily consisted of $30.7 million of funds required to be held in trust in connection with the Company's securitized debt and $8.6 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $31.4 million at December 31, 2017 primarily consisted of $29.3 million of funds required to be held in trust in connection with the Company's securitized debt and $2.1 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Non-current restricted cash of $14.7 million at June 30, 2018 and December 31, 2017 represents interest reserves required to be set aside for the duration of the Company's securitized debt.

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

Through various subsidiaries, we own and franchise the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees or area licensees and their sub-licensees (collectively, “area licensees”). With nearly 3,700 restaurants combined, all of which are franchised, we believe we are one of the largest full-service restaurant companies in the world.

We identify our reporting segments based on the organizational units used by management to monitor performance and make operating decisions. We currently have four operating segments: Applebee's franchise operations, IHOP franchise operations, rental operations and financing operations. During one or more of the comparative periods presented herein we operated a small number of IHOP restaurants and those operations were considered to be a fifth operating segment. Including these company-operated restaurants, we have four reportable segments: franchise operations, (an aggregation of Applebee's and IHOP franchise operations), rental operations, financing operations and company-operated restaurant operations. We consider these to be our reportable segments, regardless of whether any segment exceeds 10% of consolidated revenues, income before income tax provision or total assets.

Key Financial Results

	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
		(as adjusted)			(as adjusted)
	(In millions, except per share data)
Gross profit	$78.6	$93.0	$(14.4)	$162.1	$187.3	$(25.2)
General and administrative expenses	38.8	37.4	(1.4)	80.7	87.7	7.0
Other expense and income items, net	15.2	14.7	(0.5)	34.1	32.7	(1.4)
Income before income taxes	$24.6	$40.9	$(16.3)	$47.3	$66.9	$(19.6)
Income tax provision	(11.9)	(18.8)	6.9	(17.5)	(29.2)	11.7
Net income	$12.7	$22.1	$(9.4)	$29.8	$37.7	$(7.9)

Effective tax rate	48.3%	45.9%	(2.4)%	37.0%	43.7%	6.6%

Net income per diluted share	$0.69	$1.23	$(0.54)	$1.61	$2.09	$(0.48)

Our income before income taxes for the three and six months ended June 30, 2018 decreased 39.9% and 29.3%, respectively, from the comparable periods of 2017 (as adjusted). These decreases were primarily due to our contributions to the Applebee's National Advertising Fund (the “Applebee's NAF”) of $16.5 million and $30.0 million, respectively, for the three and six months ended June 30, 2018. We also recognized an additional tax provision of $5.7 million related to adjustments resulting from Internal Revenue Service (“IRS”) audits of tax years 2011 through 2013. The additional provision significantly impacted our effective tax rates for the three and six months ended June 30, 2018 and offset the benefit that had been received during the three months ended March 31, 2018 from the December 2017 enactment of the Tax Cuts and Jobs Act (the “Tax Act”) that reduced the federal statutory tax rate from 35% to 21%, effective January 1, 2018.

On January 1, 2018, we adopted the guidance of Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”) using the full retrospective method. Accordingly, previously reported financial information has been restated to reflect the application of ASC 606 to the comparative 2017 periods presented. The retrospective adoption of ASC 606 increased our net income for the three and six months ended June 30, 2017 by $0.8 million (approximately $0.05 per diluted share) and $2.1 million (approximately $0.11 per diluted share), respectively. See Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional discussion of our adoption of ASC 606.

The following table summarizes the significant reasons for the decrease in our income before income taxes between the three and six months ended June 30, 2018 and the comparable periods of 2017 (as adjusted):

	Three months ended June 30, 2018	Six months ended June 30, 2018
	(In millions)
Decrease in gross profit:
Applebee's franchise operations decrease	$(15.1)	$(28.4)
IHOP franchise operations increase	0.5	2.7
All other operations increase	0.2	0.5
Total gross profit decrease	(14.4)	(25.2)
Change in General and Administrative (“G&A”) expenses:
Decrease due to executive separation costs in 2017	—	8.8
Increase in all other G&A (net)	(1.4)	(1.8)
Total G&A (increase) decrease	(1.4)	7.0
Decrease in closure charges	5.4	3.0
Decrease in gain on disposition of assets	(6.2)	(4.9)
Other	0.3	0.5
Decrease in income before income taxes	$(16.3)	$(19.6)

See “Consolidated Results of Operations - Comparison of the Three and Six Months ended June 30, 2018 and 2017” for discussion of the significant changes presented above.

Key Performance Indicators

In evaluating the performance of each restaurant concept, we consider the key performance indicators to be the system-wide sales percentage change, the percentage change in domestic system-wide same-restaurant sales (“domestic same-restaurant sales”), net franchise restaurant development and the change in effective franchise restaurants. Changes in both domestic same-restaurant sales and in the number of Applebee's and IHOP franchise restaurants will impact our system-wide retail sales that drive franchise royalty revenues. Restaurant development also impacts franchise revenues in the form of initial franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

An overview of these key performance indicators for the three and six months ended June 30, 2018 is as follows:

	Three months ended June 30, 2018		Six months ended June 30, 2018
	Applebee's	IHOP	Applebee's	IHOP
Sales percentage increase	3.2%	3.1%	2.0%	3.5%
% increase in domestic same-restaurant sales	5.7%	0.7%	4.5%	0.9%
Net franchise restaurant (reduction) development (1)	(29)	14	(53)	19
Net (decrease) increase in effective franchise restaurants	(84)	59	(83)	61
________________________________________________

(1) Franchise and area license restaurant openings, net of closings

The Applebee's sales percentage increase for the three and six months ended June 30, 2018 was due to an increase in domestic same-restaurant sales that was partially offset by restaurant closures over the past 12 months. The IHOP sales percentage increase for the three and six months ended June 30, 2018 was due to net restaurant development over the past 12 months and an increase in domestic same-restaurant sales.

Domestic Same-Restaurant Sales

Applebee’s domestic same-restaurant sales increased 5.7% for the three months ended June 30, 2018 from the same period in 2017. This was the largest increase for a quarterly period since we acquired Applebee's in 2007. The improvement resulted from a substantial increase in customer traffic as well as a small increase in average customer check. Applebee’s domestic same-restaurant sales increased 4.5% for the six months ended June 30, 2018 from the same period in 2017. This increase was also due to a substantial increase in customer traffic as well as a small increase in average customer check.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's significantly outperformed the casual dining segment of the restaurant industry during both the three and six months ended June 30, 2018. During the three months ended June 30, 2018, the casual dining segment experienced a slight increase in same-restaurant sales due to an increase in average customer check that was largely offset by a decline in customer traffic. During the six months ended June 30, 2018, same-restaurant sales of the casual dining segment were essentially flat as an increase in average customer check was negated by a decline in customer traffic.

We believe Applebee's significant out-performance of the casual dining segment was due to a multi-faceted strategy we began implementing in the latter half of 2017 to address a two-year decline in Applebee's same-restaurant sales that started in the second half of 2015. The goal of that strategy was to redefine the Applebee's brand identity and culture and reconnect with our core customer base. Our recent marketing, culinary and operational initiatives appear to have resonated positively with our guests as customer traffic has increased in each of the past three quarters.

The Applebee's franchisees are making, and we have made, significant investments in national marketing. All domestic Applebee’s franchisees have entered into an amendment to their franchise agreement to increase their contribution to the Applebee’s National Advertising Fund (the “Applebee's NAF”), with virtually all agreeing to a 0.25% increase to 3.50% of their gross sales and a decrease to their minimum local promotional expenditures to 0.25% of their gross sales for the period from January 1, 2018 to December 31, 2019. Such franchisees have also agreed to an incremental temporary increase of 0.75% in the advertising contribution rate to 4.25% effective July 1, 2018 to December 31, 2019. We contributed $30 million to the Applebee's NAF during the first six months of 2018.
IHOP’s domestic same-restaurant sales increased 0.7% for the three months ended June 30, 2018 from the same period in 2017. The improvement resulted from an increase in average customer check that was partially offset by a decline in customer traffic. IHOP customer traffic has declined for eleven consecutive quarters; however, the percentage decrease has been progressively smaller or flat in the three most recent fiscal quarters. IHOP’s domestic same-restaurant sales increased 0.9% for the six months ended June 30, 2018 from the same period in 2017; this increase was also due to an increase in average customer check that was partially offset by a decline in customer traffic.

Based on data from Black Box, the family dining segment of the restaurant industry experienced a decrease in same-restaurant sales during both the three and six months ended June 30, 2018, compared to the same periods of the prior year, in each case due to a decrease in customer traffic that was partially offset by an increase in average customer check. The IHOP decline in customer traffic was smaller than that experienced by the overall family dining segment for the three and six months ended June 30, 2018, while IHOP's increase in average customer check was smaller than that of the overall family dining segment for the same periods. We believe that IHOP's moderated increase in average customer check was in part responsible for its favorable performance in customer traffic and overall same-restaurant sales compared to the family dining segment.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,900	1,984	1,912	1,995
System-wide(b)
Domestic sales percentage change(c)	3.2%	(7.5)%	2.0%	(8.1)%
Domestic same-restaurant sales percentage change(d)	5.7%	(6.2)%	4.5%	(7.0)%
Average weekly domestic unit sales (in thousands)	$47.6	$44.2	$47.6	$44.7

IHOP Restaurant Data

Effective Restaurants(a)
Franchise	1,627	1,565	1,623	1,559
Area license	163	166	163	166
Company	—	9	—	9
Total	1,790	1,740	1,786	1,734

System-wide(b)
Sales percentage change(c)	3.1%	0.2%	3.5%	0.2%
Domestic same-restaurant sales percentage change(d)	0.7%	(2.6)%	0.9%	(2.1)%
Franchise(b)
Sales percentage change(c)	3.7%	0.5%	4.3%	0.6%
Domestic same-restaurant sales percentage change(d)	0.7%	(2.6)%	0.9%	(2.1)%
Average weekly domestic unit sales (in thousands)	$36.2	$36.3	$36.7	$36.6
Area License(b)
Sales percentage change(c)	1.8%	(1.4)%	0.8%	(2.6)%

(a)   “Effective Restaurants” are the weighted average number of restaurants open in each fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, which consist of restaurants owned by franchisees and area licensees as well as those owned by the Company.
 (b)   “System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated IHOP restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase in franchisees' reported sales will result in a corresponding increase in our royalty revenue, while a decrease in franchisees' reported sales will result in a corresponding decrease in our royalty revenue. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Reported sales (in millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$1,082.9	$1,049.6	$2,178.5	$2,135.8
IHOP franchise restaurant sales	766.6	739.2	1,547.2	1,483.4
IHOP area license restaurant sales	70.4	69.2	142.8	141.7
Total	$1,919.9	$1,858.0	$3,868.5	$3,760.9

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

Restaurant Development Activity	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Applebee's	(Unaudited)
Beginning of period	1,912	1,998	1,936	2,016

Franchise restaurants opened:
Domestic	1	4	1	5
International	1	4	3	4
Total franchise restaurants opened	2	8	4	9
Franchise restaurants closed:
Domestic	(30)	(33)	(52)	(52)
International	(1)	(5)	(5)	(5)
Total franchise restaurants closed	(31)	(38)	(57)	(57)
Net franchise restaurant reduction	(29)	(30)	(53)	(48)

Total Applebee's restaurants, end of period	1,883	1,968	1,883	1,968
Domestic	1,731	1,811	1,731	1,811
International	152	157	152	157

IHOP
Summary - beginning of period:
Franchise	1,627	1,564	1,622	1,556
Area license	164	167	164	167
Company	—	10	—	10
Total IHOP restaurants, beginning of period	1,791	1,741	1,786	1,733

Franchise/area license restaurants opened:
Domestic franchise	9	9	22	20
Domestic area license	2	—	2	—
International franchise	5	8	8	12
Total franchise/area license restaurants opened	16	17	32	32
Franchise/area license restaurants closed:
Domestic franchise	(1)	(2)	(6)	(9)
Domestic area license	(1)	(1)	(1)	(1)
International franchise	—	(2)	(6)	(2)
Total franchise/area license restaurants closed	(2)	(5)	(13)	(12)
Net franchise/area license restaurant development	14	12	19	20
Refranchised from Company restaurants	—	9	1	9
Franchise restaurants reacquired by the Company	—	—	(1)	—
Net franchise/area license restaurant additions	14	21	19	29

Summary - end of period:
Franchise	1,640	1,586	1,640	1,586
Area license	165	166	165	166
Company	—	—	—	—
Total IHOP restaurants, end of period	1,805	1,752	1,805	1,752
Domestic	1,688	1,646	1,688	1,646
International	117	106	117	106

For the full year of 2018, we expect Applebee's franchisees to develop between 10 and 15 new restaurants globally, the majority of which are expected to be international openings. We anticipate the closing of between 80 and 90 domestic Applebee's restaurants and approximately 10 international Applebee's restaurants in 2018 as part of the continuation of a system-wide analysis to optimize the health of the franchisee system. For the full year of 2018, we expect net closures of between 75 to 90 Applebee's restaurants globally.

IHOP franchisees are projected to develop between 85 and 100 new IHOP restaurants globally, the majority of which are expected to be domestic openings. We expect to close between 30 and 40 IHOP restaurants in 2018, due to lease expirations and system optimization. For the full year of 2018, we expect net openings of between 45 to 70 IHOP restaurants.

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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Six Months ended June 30, 2018 and 2017
Significant Known Events, Trends or Uncertainties
Franchisee Financial Health

Applebee's experienced a decline in system-wide sales between the third quarter of 2015 and the third quarter of 2017 that was primarily due to a decrease in customer traffic. This decline in sales at our franchisees' restaurants adversely impacted the financial health of some of the franchisees and the timely payment of amounts owed to us for royalty payments and advertising fund contributions. These franchisee health issues, in turn, have had an adverse impact on our financial results in the form of increased bad debt expense, lower royalty and advertising revenue due to uncertainty as to their collectibility and the need for us to contribute to the Applebee's NAF to mitigate the decline in franchisee contributions due to restaurant closures and the non-timely payment by certain franchisees.

We previously highlighted that non-timely or partial payments were primarily concentrated amongst three franchisees. We have and continue to work with these franchisees to address their financial health issues and have made meaningful progress. All three franchisees are currently making timely royalty payments and two are also making timely advertising payments. Additionally, we are actively working to reach final agreements with two of these franchisees to resolve outstanding issues. However, despite our extensive efforts to work towards a resolution with the third franchisee for over a year, they were unable to resolve their financial issues. As a result of their continued failure to pay royalties and advertising fees, we sent a notice of termination of their franchise agreements effective April 27, 2018. On May 8, 2018, the Company filed a complaint against this franchisee alleging, among other things, breach of contract claims for damages related to nonpayment of royalties, advertising fees and other amounts due under the pertinent franchise agreements. Also on May 8, 2018, the franchisee filed for Chapter 11 bankruptcy. The franchisee has since filed a counterclaim against the Company challenging the termination of the franchise agreements and for other claims including breach of contract and tortious interference with business relationships. Meanwhile, the franchisee continues to operate their current portfolio of restaurants in the normal course of business and are currently making timely royalty and advertising fees in connection therewith. As the bankruptcy and related litigation progresses, we will continue to take appropriate measures to ensure we are positioning the brand for the best possible outcome.

While we work through our few remaining franchisee financial health issues, we will continue to consider various forms of assistance to franchisees, such as approval of restaurant closures, assessing franchisee debt arrangements, temporary forbearance on payment obligations, extensions of credit and other support programs. To date, the assistance provided primarily has been the approved closures of non-viable restaurants and waiver of related termination fees, as well as making loans to certain franchisees, of which there are approximately $14 million outstanding at June 30, 2018. The majority of the loans resulted from the conversion of short-term accounts receivable for royalties and advertising fees into interest-bearing notes receivable. Any additional forms of assistance to franchisees may entail incremental costs.

While we are encouraged by the improvement in Applebee's same-restaurant sales and customer traffic during the first half of 2018 and the fourth quarter of 2017, there can be no assurance that this favorable trend will continue or to what extent any improvement in same-restaurant sales and customer traffic might mitigate franchisee health issues. Until such mitigation occurs, we may, in the future, continue to experience one or more of the adverse financial impacts discussed above.

Change in Accounting Policy

On January 1, 2018, we adopted the guidance of ASC 606. The two most significant impacts of this change in accounting policy are as follows:

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

The Company adopted this change in accounting principle using the full retrospective method. Accordingly, previously reported financial information for the three months and six months ended June 30, 2017 has been restated to reflect the changes as described above from application of ASC 606. See Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional discussion of our adoption of ASC 606 and our policies for recognition of revenue from contracts with customers.

In conjunction with the adoption of ASC 606, we implemented internal controls to ensure we adequately evaluated our contracts with franchisees and properly assessed the impact of ASC 606 on our consolidated financial statements.
Events Impacting Comparability of Financial Information
2018 Effective Tax Rate

The Tax Act enacted in December 2017 lowered the federal statutory corporate tax rate from 35% to 21%, beginning in 2018. However, during the three months ended June 30, 2018, we increased our tax provision by $5.7 million related to adjustments resulting from IRS audits for tax years 2011 through 2013. This increased our effective tax rate from what would have been an estimated combined federal and state rate of 26% (reflecting the reduction in the federal tax rate from the Tax Act) to approximately 48% and 37%, respectively, for the three and six months ended June 30, 2018.

Completion of the IRS audits for tax years 2011 through 2013 will allow us to accelerate the collection of certain tax benefits recognized in prior years. As a result, we expect to receive a cash refund of approximately $12 million within the next 12 months. Additionally, we expect to benefit from the Tax Act in future periods due to the impact of the reduction of the statutory federal tax rate to 21%.

Executive Separation Costs

In February 2017, we announced the resignation of our former Chairman and Chief Executive Officer (the “former CEO”), effective March 1, 2017. In accordance with the terms of the Separation Agreement and General Release filed as Exhibit 10.1 to Form 8-K filed on February 17, 2017, we recorded approximately $5.9 million for severance, separation pay and ancillary costs in the first quarter of 2017. All stock options and restricted stock awards held by the former CEO that were unvested at the time of the announcement became vested in connection with the separation. We recorded a charge of approximately $2.9 million related to the accelerated vesting of the equity awards in the first quarter of 2017. Total costs of $8.8 million related to the separation were included in G&A expenses for the six months ended June 30, 2017.

Refranchising of Company-operated Restaurants

In June 2017, we refranchised nine of our ten company-operated IHOP restaurants in the Cincinnati, Ohio market area; the one restaurant not refranchised was closed. As a result, we no longer operate any IHOP restaurants on a permanent basis. This refranchising reduced our revenue by approximately $3 million and $8 million for the three and six months ended June 30, 2018, respectively, compared to the same periods of the prior year. However, there was minimal impact from the refranchising on gross profit in the respective periods of comparison.

Financial Results

Revenue	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
		(as adjusted)			(as adjusted)
	(In millions)
Franchise operations	$151.9	$153.1	$(1.2)	$307.2	$307.8	$(0.6)
Rental operations	30.4	30.1	0.3	61.2	60.6	0.6
Company restaurant operations	—	3.4	(3.4)	—	7.5	(7.5)
Financing operations	2.2	2.1	0.1	4.2	4.2	(0.0)
Total revenue	$184.5	$188.7	$(4.2)	$372.6	$380.1	$(7.5)
Change vs. prior period	(2.2)%			(2.0)%

Total revenue for the three and six months ended June 30, 2018 decreased compared with the same periods of the prior year, primarily due to the refranchising of IHOP company-operated restaurants discussed above. Smaller changes in franchise and rental revenues are discussed in the sections that follow.

Gross Profit (Loss)	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
		(as adjusted)			(as adjusted)
	(In millions)
Franchise operations	$69.0	$83.6	$(14.6)	$142.4	$168.1	$(25.7)
Rental operations	7.6	7.5	0.1	15.8	15.3	0.5
Company restaurant operations	—	(0.1)	0.1	—	(0.3)	0.3
Financing operations	2.0	2.0	(0.0)	3.9	4.2	(0.3)
Total gross profit	$78.6	$93.0	$(14.4)	$162.1	$187.3	$(25.2)
Change vs. prior period	(15.5)%			(13.5)%

Total gross profit for the three and six months ended June 30, 2018 declined compared with the same periods of the prior year, primarily due to franchisor contributions to the Applebee's NAF of $16.5 million and $30.0 million, respectively, partially offset by IHOP restaurant development over the past twelve months and increases in Applebee's and IHOP's domestic same-restaurant sales. Smaller changes in rental and financing operations are discussed in the sections that follow.

	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
Franchise Operations	2018	2017		2018	2017
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,900	1,984	(84)	1,912	1,995	(83)
IHOP	1,790	1,731	59	1,786	1,725	61

Franchise Revenues:		(as adjusted)			(as adjusted)
Applebee’s	$44.3	$44.6	$(0.3)	$85.0	$90.0	$(5.0)
IHOP	48.9	48.0	0.9	99.7	95.6	4.1
Advertising	58.7	60.5	(1.8)	122.5	122.2	0.3
Total franchise revenues	151.9	153.1	(1.2)	307.2	307.8	(0.6)
Franchise Expenses:
Applebee’s	18.1	3.3	(14.8)	29.5	6.1	(23.4)
IHOP	6.1	5.7	(0.4)	12.8	11.4	(1.4)
Advertising	58.7	60.5	1.8	122.5	122.2	(0.3)
Total franchise expenses	82.9	69.5	(13.4)	164.8	139.7	(25.1)
Franchise Gross Profit:
Applebee’s	26.2	41.3	(15.1)	55.5	83.9	(28.4)
IHOP	42.8	42.3	0.5	86.9	84.2	2.7
Total franchise gross profit	$69.0	$83.6	$(14.6)	$142.4	$168.1	$(25.7)
Gross profit as % of revenue (2)	45.4%	54.6%		46.4%	54.6%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in each fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee’s franchise revenue for the three months ended June 30, 2018 decreased slightly compared to the same period of the prior year. A $1.1 million decrease in domestic royalties due to restaurant closures and a $0.5 million increase in revenue that was not recognized due to uncertainty as to collectibility was partially offset by the favorable impact on royalty revenue resulting from a 5.7% increase in domestic same-restaurant sales.

The increase in Applebee's franchise expenses for the three months ended June 30, 2018 compared with the same period of the prior year was primarily due to an increase of $16.5 million in franchisor contributions to the Applebee's NAF, partially offset by a decrease of $1.9 million in bad debt expense that was primarily due to the recovery of amounts reserved for in prior periods.

Applebee’s franchise revenue for the six months ended June 30, 2018 decreased 5.5% compared to the same period of the prior year. This was primarily due to an increase of $4.9 million in revenue not recognized due to uncertainty as to collectibility and a $2.4 million decrease in royalties due to net closures of franchise restaurants. These unfavorable items were partially offset by a 4.5% increase in domestic same-restaurant sales.

The increase in Applebee's franchise expenses for the six months ended June 30, 2018 compared with the same period of the prior year was primarily due to an increase of $30.0 million in franchisor contributions to the Applebee's NAF, partially offset by a decrease of $6.7 million in bad debt expense that was primarily due to the recovery of amounts reserved in prior periods.

IHOP franchise revenue for the three months ended June 30, 2018 increased due primarily to restaurant development over the past twelve months and a 0.7% increase in domestic same-restaurant sales. IHOP franchise expenses for the three months ended June 30, 2018 increased slightly from the comparable 2017 period.

IHOP franchise revenue for the six months ended June 30, 2018 increased 4.2% compared to the same period of the prior year, primarily due to a 3.5% increase in Effective Franchise Restaurants because of net restaurant development over the past twelve months and a 0.9% increase in domestic same-restaurant sales.

The increase in IHOP franchise expenses for the six months ended June 30, 2018 compared with the same period of the prior year were primarily due to an increase of $0.6 million in bad debt expense and a $0.3 million contribution to the IHOP National Advertising Fund.

Advertising revenue and expense of both brands for the three months ended June 30, 2018 decreased compared to the same period of the prior year, primarily due to Applebee's advertising fees not recognized due to uncertainty as to collectibility and the decline in Applebee's restaurants due to closures, partially offset by IHOP net restaurant development over the past twelve months and the increase in Applebee's domestic same-restaurant sales.

Advertising revenue and expense of both brands for the six months ended June 30, 2018 increased slightly compared to the same period of the prior year, primarily due to IHOP net restaurant development over the past twelve months and the increases in Applebee's domestic same-restaurant sales, partially offset by the decline in Applebee's restaurants due to closures.

Gross profit as a percentage of revenue declined for the three and six months ended June 30, 2018 compared to the same period of the prior year, primarily because of the increase in franchise expenses due to contributions to the Applebee's NAF, partially offset by IHOP restaurant development and lower Applebee's bad debt expense.

Rental Operations	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
	(In millions)
Rental revenues	$30.4	$30.1	$0.3	$61.2	$60.6	$0.6
Rental expenses	22.8	22.6	(0.2)	45.4	45.3	(0.1)
Rental operations gross profit	$7.6	$7.5	$0.1	$15.8	$15.3	$0.5
Gross profit as % of revenue (1)	24.9%	24.7%		25.7%	25.2%
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

Rental segment revenue for the three and six months ended June 30, 2018 increased compared to the same periods of the prior year primarily due to contractual increases in base sub-rental income and an increase in rental income based on a percentage of franchisees' retail sales, partially offset by the expected progressive decline of $0.3 million and $0.7 million, respectively, in interest income as direct financing leases are repaid.

The adoption of ASC 606 did not impact our recognition of rental revenue.

Financing Operations

Financing revenues primarily consist of interest income from the financing of equipment leases and franchise fees, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are the cost of any restaurant equipment sold associated with refranchised IHOP restaurants.

Financing revenue and gross profit for the three and six months ended June 30, 2018 were consistent with the same periods of the prior year with the exception of financing expenses for the six months ended June 30, 2018, which increased due to costs related to equipment sales associated with refranchised IHOP restaurants.

The adoption of ASC 606 did not impact our recognition of financing revenue.

Company Restaurant Operations

Effective June 19, 2017, we refranchised nine of our ten company-operated IHOP restaurants in the Cincinnati, Ohio market area; the one restaurant not refranchised was closed. As a result, we no longer operate any restaurants on a permanent basis. From time to time, we may reacquire restaurants from franchisees for a variety of reasons. At June 30, 2018, we did not operate any such reacquired restaurants.

G&A Expenses	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
	(In millions)
	$38.8	$37.4	$(1.4)	$80.7	$87.7	$7.0

The increase in G&A expenses for the three months ended June 30, 2018 compared to the same period of the prior year was primarily due to a $3.5 million increase in personnel-related costs, a $0.6 million increase in consumer research, a $0.4 million increase in depreciation costs as well as smaller increases in other cost categories. The increase in personnel-related costs was primarily related to higher costs of stock-based and other incentive compensation. These increases were partially offset by a $4.1 million decrease in professional services. The decrease in professional services was due to the utilization of third-party consultants in 2017 related to Applebee's stabilization initiatives; similar utilization did not recur in 2018.

The decrease in G&A expenses for the six months ended June 30, 2018 was primarily due to charges of $8.8 million recognized during the six months ended June 30, 2017 related to the executive separation costs discussed under “Events Impacting Comparability of Financial Information” that did not recur in 2018. Additionally, professional services costs decreased $5.9 million due to less utilization of third-party consultants as noted above. Partially offsetting these decreases were increases of $4.9 million in personnel-related costs, $0.9 million in consumer research and $0.8 million in depreciation, as well as smaller increases in other cost categories. The increase in personnel-related costs primarily related to higher costs of stock-based and other incentive compensation.

Closure and Impairment Charges	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
	(In millions)
	$(2.7)	$2.7	$5.4	$(0.1)	$2.9	$3.0

During the three and six months ended June 30, 2018 we recognized closure credits of $2.7 million and $0.1 million, respectively. The credits were due to downward revisions of previously established reserves for property closures, primarily a reserve of $2.5 million that had been established in the first quarter of 2018 for lease closure obligations, net of estimated sub-rental income, related to two properties on which refranchised Applebee's company-operated restaurants had been located. During the second quarter of 2018, it was determined the reserve related to the two properties was no longer required. There were no other individually significant closure and impairment charges during the three and six months ended June 30, 2018.

In June 2017, we closed one company-operated IHOP restaurant in the Cincinnati, Ohio market area and recorded charges of approximately $2.2 million related to the closure. There were no other individually significant closure and impairment charges during the three and six months ended June 30, 2017.

During the six months ended June 30, 2018, we performed assessments to determine whether events or changes in circumstances have occurred that could indicate a potential impairment to our goodwill and indefinite-lived intangible assets. We considered, among other things, Applebee's key performance indicators during the six months ended June 30, 2018 and what, if any, impact that performance had on the long-term forecast of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital that was used in performing the qualitative impairment test in the third quarter of 2017. We also considered the current market price of our common stock and the impact of the Tax Act. We concluded that an interim test for impairment was not necessary as of June 30, 2018. We also considered whether there were any indicators that the carrying value of tangible long-lived assets may not be recoverable. No significant impairments were noted in performing the assessments.
.

(Gain) Loss on Disposition of Assets

Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
2018	2017		2018	2017
(In millions)
$(0.1)	$(6.2)	$(6.2)	$(1.5)	$(6.4)	$(4.9)

There were no individually significant asset dispositions during the three months ended June 30, 2018. During the six months ended June 30, 2018, the sublease tenant of a property with lease terms favorable to the Company purchased the property, which allowed us to recognize a gain of $1.4 million on disposition of the favorable lease asset.

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

Other Income and Expense Items	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
	(In millions)
Interest expense	$15.5	$15.8	$0.3	$30.7	$31.1	$0.5
Amortization of intangible assets	2.5	2.5	(0.0)	5.0	5.0	(0.0)
Total	$18.0	$18.3	$0.3	$35.7	$36.1	$0.5

Interest expense and amortization of intangible assets for the three and six months ended June 30, 2018 were substantially consistent with the same periods of the prior year.

Income Taxes	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
	(In millions)
Income tax provision	$11.9	$18.8	$6.9	$17.5	$29.2	$11.7
Effective tax rate	48.3%	45.9%	(2.4)%	37.0%	43.7%	6.7%
Our income tax provision will vary from period to period for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes between 2018 and 2017 were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Six Months Ended June 30, 2018 and 2017.”
Our effective tax rates for the three and six months ended June 30, 2018 were impacted by two events. The Tax Act enacted in December 2017 lowered the federal statutory corporate tax rate from 35% to 21%, beginning in 2018. However, during the three months ended June 30, 2018, we increased our tax provision by $5.7 million related to adjustments resulting from IRS audits for tax years 2011 through 2013. This adjustment increased our effective tax rates for the three and six months ended June 30, 2018, offsetting the lower federal statutory corporate tax rate resulting from the Tax Act. Completion of the IRS audits for tax years 2011 through 2013 will allow us to accelerate the collection of certain tax benefits recognized in prior years. As a result, we expect to receive a cash refund of approximately $12 million within the next 12 months. The expected refund is currently included in Prepaid Income Taxes in the Consolidated Balance Sheets.

Liquidity and Capital Resources

At June 30, 2018, our outstanding long-term debt consisted of $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”). We also have a revolving financing facility consisting of Series 2014-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” or “VFN”), which allows for drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a private securitization transaction pursuant to which substantially all our domestic revenue-generating assets and our domestic intellectual property are held by certain special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all their assets to secure the Notes.

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. At June 30, 2018, our leverage ratio was 5.73x (see Exhibit 12.1). Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Notes; however, we were required to make a principal payment of $3.25 million in each of the first two quarters of 2018 and anticipate we will be required to make principal payments in each of the remaining quarters of 2018.

We may voluntarily repay the Class A-2 Notes at any time; however, if we voluntarily repay the Class A-2 Notes prior to September 2018 we would be required to pay a make-whole premium. As of June 30, 2018, the make-whole payment for voluntary repayment was approximately $6 million; this amount declines ratably to zero in September 2018. We would also be subject to a make-whole premium in the event of a mandatory prepayment occurring prior to September 2018 following a Rapid Amortization Event (as defined in the Class A-2 Notes) or certain asset dispositions. The make-whole premium requirements are considered derivatives embedded in the Class A-2 Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be insignificant at June 30, 2018, based on the probability-weighted discounted cash flows associated with either event.

During the three months ended June 30, 2018, we borrowed $20.0 million in Variable Funding Notes, all of which was outstanding at June 30, 2018. The weighted average interest rate on outstanding VFN borrowings for the three months ended June 30, 2018 was 4.4%. Additionally, at June 30, 2018, $3.1 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $76.9 million of Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

Our DSCR for the reporting period ended June 30, 2018 was 3.75x (see Exhibit 12.1).

Capital Allocation

Dividends

During the six months ended June 30, 2018, we paid dividends on common stock of $28.8 million, representing a cash dividend of $0.97 per share declared in the fourth quarter of 2017 (paid in January 2018) and a cash dividend of $0.63 per share declared in the first quarter of 2018 (paid in April 2018). On May 14, 2018, our Board of Directors declared a second quarter 2018 cash dividend of $0.63 per share of common stock. This dividend was paid on July 6, 2018 to our stockholders of record at the close of business on June 20, 2018. We reported dividends payable of $11.4 million at June 30, 2018.

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

	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended June 30, 2018	137,163	$10.0
Repurchased during the six months ended June 30, 2018	275,801	$20.0
Cumulative (life-of-program) repurchases as of June 30, 2018	1,276,458	$102.9
Remaining dollar value of shares that may be repurchased	n/a	$47.1

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on all share repurchase activity during the second quarter of 2018.

Cash Flows

In summary, our cash flows for the six months ended June 30, 2018 and 2017 were as follows:

	Six months ended June 30,
	2018	2017	Variance
	(In millions)
Net cash provided by operating activities	$25.8	$20.9	$4.9
Net cash provided by investing activities	5.0	3.8	1.2
Net cash used in financing activities	(44.1)	(51.7)	7.6
Net decrease in cash, cash equivalents and restricted cash	$(13.3)	$(27.0)	$13.7

Operating Activities

Our net income for the six months ended June 30, 2018 decreased $7.9 million compared to the same period of 2017, primarily due to a decline in gross profit from franchise operations, partially offset by a decrease in G&A expenses and a decrease in our effective tax rate, each of which was discussed in preceding sections of the MD&A. Net changes in working capital used cash of $13.6 million during the first six months of 2018, compared to a use of cash of $25.5 million during the first six months of 2017. The working capital change favorably impacted cash from operating activities by $11.9 million and was primarily due to a decrease in taxes paid offset by the timing of marketing accruals. The increase of $4.9 million in cash provided by operating activities for the six months ended June 30, 2018 was primarily due to the favorability of $11.9 million in cash used by working capital changes partially offset by the $7.9 million decrease in net income.

Investing Activities

Investing activities provided net cash of $5.0 million for the six months ended June 30, 2018. Principal receipts from notes, equipment contracts and other long-term receivables of $14.9 million and proceeds from asset sales of $0.7 million were partially offset by $7.3 million in capital expenditures and loans to franchisees of $3.0 million.

Financing Activities

Financing activities used net cash of $44.1 million for the six months ended June 30, 2018. Cash used in financing activities primarily consisted of cash dividends paid on our common stock totaling $28.8 million, repurchases of our common stock totaling $20.0 million, repayments of capital lease obligations and long-term debt of $14.5 million, and a net cash outflow of approximately $0.8 million related to equity compensation awards. These financing outflows were partially offset by borrowings from the Variable Funding Notes of $20.0 million.
Cash and Cash Equivalents

At June 30, 2018, our cash and cash equivalents totaled $95.7 million, including $37.1 million of cash held for gift card programs and advertising funds. Additionally, our franchisor subsidiaries held a total of approximately $28 million in cash at June 30, 2018, to maintain certain net worth requirements under state franchise disclosure laws.

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

	Six months ended June 30,
	2018	2017	Variance
	(In millions)
Cash flows provided by operating activities	$25.8	$20.9	$4.9
Receipts from notes and equipment contracts receivable	9.6	5.2	4.4
Additions to property and equipment	(7.3)	(6.9)	(0.4)
Adjusted free cash flow	$28.1	$19.2	$8.9

The increase in adjusted free cash flow for the six months ended June 30, 2018 compared to the same period of the prior year is primarily due to the increase in cash from operating activities discussed above and the balloon payoff of one equipment contract receivable. Capital expenditures are expected to be approximately $16 million for fiscal 2018.

Off-Balance Sheet Arrangements

We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 12 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of June 30, 2018.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. During the six months ended June 30, 2018, there were no significant changes in our estimates and critical accounting policies, other than our accounting policy for revenue recognition, which changed because of the adoption of ASC 606 as discussed in Note 3 - Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted, in the Notes to Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
April 2, 2018 – April 29, 2018(a)	85,674	$74.82	84,790	$50,800,000
April 30, 2018 – May 27, 2018(a)	55,722	69.81	52,373	$47,100,000
May 28, 2018 – July 1, 2018(b)	221	75.54	—	$47,100,000
Total	141,617	$72.85	137,163	$47,100,000

(a) These amounts include 884 shares owned and tendered by employees at an average price of $72.67 per share during the fiscal month ended April 29, 2018 and 3,349 shares owned and tendered by employees at an average price of $70.44 per share during the fiscal month ended May 27, 2018 to satisfy tax withholding obligations arising upon vesting of restricted stock awards.
(b) These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations arising upon vesting of restricted stock awards.
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of Dine Brands Global, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K filed on February 20, 2018)
3.2	Amended Bylaws of Dine Brands Global, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 15, 2018)
*†10.1	Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Employees - 20/40/20/20% Annual Vesting
†10.2	Offer Letter between Dine Brands Global, Inc. and Thomas Song dated May 7, 2018 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 8, 2018)
†10.3	Employment Agreement between Dine Brands Global, Inc. and Thomas Song dated May 7, 2018 (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on May 8, 2018)
*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended June 30, 2018 and Leverage Ratio as of June 30, 2018.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

Dine Brands Global, Inc. (Registrant)

Dated:	August 1, 2018	By:	/s/ Stephen P. Joyce
Stephen P. Joyce Chief Executive Officer (Principal Executive Officer)

Dated:	August 1, 2018	By:	/s/ Thomas H. Song
Thomas H. Song Chief Financial Officer (Principal Financial Officer)

Dated:	August 1, 2018	By:	/s/ Greggory H. Kalvin
Greggory H. Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)