Form 10-Q
period 2018-09-30
Dine Brands Global, Inc.
filed 2018-10-31
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018
 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2018
Common Stock, $0.01 par value	17,712,434

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

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2018 began on January 1, 2018 and ended on April 1, 2018; the second and third fiscal quarters of 2018 ended on July 1, 2018 and September 30, 2018, respectively. The first fiscal quarter of 2017 began on January 2, 2017 and ended on April 2, 2017; the second and third fiscal quarters of 2017 ended on July 2, 2017 and October 1, 2017, respectively.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	September 30, 2018	December 31, 2017
	(Unaudited)	(as adjusted)
Current assets:
Cash and cash equivalents	$102,667	$117,010
Receivables, net	94,296	140,188
Restricted cash	41,866	31,436
Prepaid gift card costs	30,186	40,725
Prepaid income taxes	42,398	45,981
Other current assets	3,361	12,615
Total current assets	314,774	387,955
Long-term receivables, net	120,541	126,570
Other intangible assets, net	576,789	582,787
Goodwill	339,236	339,236
Property and equipment, net	195,693	199,585
Deferred rent receivable	78,937	82,971
Non-current restricted cash	14,700	14,700
Other non-current assets, net	9,012	4,135
Total assets	$1,649,682	$1,737,939
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$23,241	$12,965
Accounts payable	34,877	55,028
Gift card liability	99,769	164,441
Dividends payable	11,398	17,748
Current maturities of capital lease and financing obligations	13,477	14,193
Accrued employee compensation and benefits	19,308	13,547
Deferred franchise revenue, short-term	10,641	11,001
Other accrued expenses	19,540	16,001
Total current liabilities	232,251	304,924
Long-term debt, less current maturities	1,273,287	1,269,849
Capital lease obligations, less current maturities	54,605	61,895
Financing obligations, less current maturities	38,653	39,200
Deferred income taxes, net	113,320	119,996
Deferred franchise revenue, long-term	65,920	70,432
Deferred rent payable	64,579	69,112
Other non-current liabilities	20,461	18,071
Total liabilities	1,863,076	1,953,479
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; shares: 40,000,000 authorized; September 30, 2018 - 24,990,268 issued, 17,742,654 outstanding; December 31, 2017 - 25,022,312 issued, 17,993,124 outstanding	250	250
Additional paid-in-capital	246,625	276,408
Accumulated deficit	(16,567)	(69,940)
Accumulated other comprehensive loss	(61)	(105)
Treasury stock, at cost; shares: September 30, 2018 - 7,247,614; December 31, 2017 - 7,029,188	(443,641)	(422,153)
Total stockholders’ deficit	(213,394)	(215,540)
Total liabilities and stockholders’ deficit	$1,649,682	$1,737,939

 See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:		(as adjusted)		(as adjusted)
Franchise revenues	$162,078	$142,579	$469,332	$450,367
Rental revenues	30,127	30,263	91,292	90,852
Financing revenues	1,894	2,061	6,109	6,280
Company restaurant sales	—	—	—	7,518
Total revenues	194,099	174,903	566,733	555,017
Cost of revenues:
Franchise expenses	78,341	70,033	243,157	209,721
Rental expenses	22,982	22,318	68,411	67,665
Financing expenses	150	449	449	449
Company restaurant expenses	—	17	—	7,807
Total cost of revenues	101,473	92,817	312,017	285,642
Gross profit	92,626	82,086	254,716	269,375
General and administrative expenses	40,753	38,030	121,423	125,701
Interest expense	15,430	15,353	46,110	46,496
Amortization of intangible assets	2,505	2,507	7,513	7,507
Debt refinancing costs	2,532	—	2,532	—
Closure and other impairment charges	217	888	119	3,806
Impairment of goodwill and intangible assets	—	531,634	—	531,634
Gain on disposition of assets	(58)	(35)	(1,535)	(6,387)
Income (loss) before income tax (provision) benefit	31,247	(506,291)	78,554	(439,382)
Income tax (provision) benefit	(7,660)	55,939	(25,181)	26,732
Net income (loss)	23,587	(450,352)	53,373	(412,650)
Other comprehensive income (loss) net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	—	50	—
Foreign currency translation adjustment	—	(2)	(6)	(2)
Total comprehensive income (loss)	$23,587	$(450,354)	$53,417	$(412,652)
Net income (loss) available to common stockholders:
Net income (loss)	$23,587	$(450,352)	$53,373	$(412,650)
Less: Net (income) loss allocated to unvested participating restricted stock	(799)	8,469	(1,793)	6,863
Net income (loss) available to common stockholders	$22,788	$(441,883)	$51,580	$(405,787)
Net income (loss) available to common stockholders per share:
Basic	$1.31	$(24.91)	$2.94	$(22.90)
Diluted	$1.29	$(24.91)	$2.90	$(22.90)
Weighted average shares outstanding:
Basic	17,439	17,742	17,562	17,718
Diluted	17,738	17,742	17,797	17,718

Dividends declared per common share	$0.63	$0.97	$1.89	$2.91
Dividends paid per common share	$0.63	$0.97	$2.23	$2.91

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:		(as adjusted)
Net income (loss)	$53,373	$(412,650)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	23,730	23,053
Non-cash stock-based compensation expense	8,016	8,826
Non-cash interest expense	2,689	2,509
Debt refinancing costs	875	—
Closure and other impairment charges	61	3,672
Deferred income taxes	(4,706)	(75,849)
Gain on disposition of assets	(1,535)	(6,422)
Impairment of goodwill and intangible assets	—	531,634
Other	(6,105)	(7,683)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,222)	(1,385)
Current income tax receivables and payables	4,088	(1,699)
Gift card receivables and payables	(22,797)	(26,387)
Other current assets	9,254	(1,336)
Accounts payable	(5,764)	(7,530)
Accrued employee compensation and benefits	5,761	(1,146)
Other current liabilities	1,908	3,393
Cash flows provided by operating activities	61,626	31,000
Cash flows from investing activities:
Additions to property and equipment	(11,018)	(9,608)
Proceeds from sale of property and equipment	655	1,100
Principal receipts from notes, equipment contracts and other long-term receivables	20,029	15,283
Additions to long-term receivables	(6,030)	—
Other	(236)	(356)
Cash flows provided by investing activities	3,400	6,419
Cash flows from financing activities:
Borrowings under Variable Funding Notes	50,000	—
Repayments of Variable Funding Notes	(30,000)	—
Repayment of long-term debt	(9,750)	—
Payment of debt issuance costs	(3,118)	—
Dividends paid on common stock	(39,973)	(52,326)
Repurchase of common stock	(27,880)	(10,003)
Principal payments on capital lease and financing obligations	(10,374)	(10,621)
Tax payments for restricted stock upon vesting	(1,731)	(2,345)
Proceeds from stock options exercised	3,887	2,635
Cash flows used in financing activities	(68,939)	(72,660)
Net change in cash, cash equivalents and restricted cash	(3,913)	(35,241)
Cash, cash equivalents and restricted cash at beginning of period	163,146	185,491
Cash, cash equivalents and restricted cash at end of period	$159,233	$150,250
Supplemental disclosures:
Interest paid in cash	$49,761	$50,808
Income taxes paid in cash	$26,044	$50,813
Non-cash conversion of accounts receivable to notes receivable	$11,559	$—

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2018.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2018 began on January 1, 2018 and ended on April 1, 2018; the second and third fiscal quarters of 2018 ended on July 1, 2018 and September 30, 2018, respectively. The first fiscal quarter of 2017 began on January 2, 2017 and ended on April 2, 2017; the second and third fiscal quarters of 2017 ended on July 2, 2017 and October 1, 2017, respectively.

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

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted

Accounting Standards Adopted Effective January 1, 2018

On January 1, 2018, the Company adopted the guidance of Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”). The Company adopted this change in accounting principles using the full retrospective method. Accordingly, previously reported financial information has been adjusted to reflect the application of ASC 606 to all comparative periods presented. The Company utilized all the practical expedients for adoption allowed under the full retrospective method. The Company believes utilization of the practical expedients did not have a significant impact on the consolidated financial statements of the periods presented herein.

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

In conjunction with its adoption of ASC 606, the Company has separated “franchise and restaurant revenues” and “franchise and restaurant expenses,” previously combined when reported in the Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017, into separate line items for franchise revenues/expense and company restaurant sales/expense as follows:

	Three months ended September 30, 2017	Nine months ended September 30, 2017
	(in thousands)
Franchise and restaurant revenues, as combined	$112,347	$358,912

Franchise revenues	$112,347	$351,394
Company restaurant sales	—	7,518
	$112,347	$358,912

Franchise and restaurant expenses, as combined	$41,800	$123,476

Franchise expenses	41,783	115,669
Company restaurant expenses	17	$7,807
	$41,800	$123,476

Adoption of ASC 606 impacted our previously reported Consolidated Statement of Comprehensive Income (Loss) for the three months ended September 30, 2017, as follows:

	Three Months ended September 30, 2017, as reported	Adjustments due to ASC 606 adoption	Three Months ended September 30, 2017, as adjusted
	(In thousands)
Franchise revenues (as shown separately above)	$112,347	$30,232	$142,579
Franchise expenses (as shown separately above)	41,783	28,250	70,033
Income before income tax benefit	(508,273)	1,982	(506,291)
Income tax benefit	56,555	(616)	55,939
Net loss	(451,718)	1,366	(450,352)
Net loss per share:
Basic	$(24.98)		$(24.91)
Diluted	$(24.98)		$(24.91)

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted (Continued)

Recognition of Applebee's advertising revenue and expense comprised $28.3 million of the revenue adjustment and all the expense adjustment. Approximately $2.0 million of the revenue adjustment is due to the change in method of recognizing franchise and development fees. See Note 4 - Revenue Disclosures, of the Notes to Consolidated Financial Statements for a description of these changes.

Adoption of ASC 606 impacted our previously reported Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2017, as follows:

	Nine Months ended September 30, 2017, as reported	Adjustments due to ASC 606 adoption	Nine Months ended September 30, 2017, as adjusted
	(In thousands)
Franchise revenues (as shown separately above)	$351,394	$98,973	$450,367
Franchise expenses (as shown separately above)	115,669	94,052	209,721
Income before income tax benefit	(444,303)	4,921	(439,382)
Income tax benefit	28,228	(1,496)	26,732
Net loss	(416,075)	3,425	(412,650)
Net loss per share:
Basic	$(23.09)		$(22.90)
Diluted	$(23.09)		$(22.90)

Recognition of Applebee's advertising revenue and expense comprised $94.1 million of the revenue adjustment and all the expense adjustment. Approximately $4.9 million of the revenue adjustment is due to the change in method of recognizing franchise and development fees. See Note 4 - Revenue Disclosures, of the Notes to Consolidated Financial Statements for a description of these changes.

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

In February 2016, the FASB issued new guidance with respect to the accounting for leases. The new guidance will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases, other than leases with a term of 12 months or less, and to provide additional disclosures about leasing arrangements. Accounting by lessors is largely unchanged from existing accounting guidance. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2019. In July 2018, the FASB modified the new guidance to provide for transition adoption using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. Prior to modification, the first transition adoption method was the only method available. Early adoption is permitted. The Company expects to use the prospective approach to its adoption of the new lease guidance.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted (Continued)

While the Company is still in the process of evaluating the impact of the new guidance on its consolidated financial statements and disclosures, the Company expects adoption of the new guidance will have a material impact on its Consolidated Balance Sheets due to recognition of the right-of-use asset and lease liability related to its operating leases. While the new guidance is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, the Company does not presently believe there will be a material impact on its Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows. Recognition of a lease liability related to operating leases will not impact any covenants related to the Company's long-term debt because the debt agreements specify that covenant ratios be calculated using U.S. GAAP in effect at the time the debt agreements were entered.
In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements related to the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. Pursuant to guidance issued by the SEC, the Company will provide the required disclosures in its interim financial statements beginning with the first fiscal quarter of 2019.
In August 2018, the FASB issued guidance designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2020; early adoption in any interim period after issuance of the new guidance is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In August 2018, the FASB issued new guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with existing guidance for capitalizing implementation cost incurred to develop or obtain internal-use software. The guidance also provides presentation and disclosure requirements for such capitalized costs. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2020; early adoption in any interim period after issuance of the new guidance is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements because of future adoption.

4. Revenue Disclosures

Franchise revenue (which comprises most of the Company's revenues) and revenue from company-operated restaurants are recognized in accordance with ASC 606. Under ASC 606, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration the Company expects to receive for those services or goods. The Company's rental and financing revenues are recognized in accordance with applicable U.S. GAAP accounting standards promulgated prior to the issuance of ASC 606, which remain in effect.

Franchising Activities

The Company owns and franchises the Applebee’s and IHOP restaurant concepts. The franchise arrangement for both brands is documented in the form of a franchise agreement and, in most cases, a development agreement. The franchise arrangement between the Company as the franchisor and the franchisee as the customer requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.

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

•
The Company is entitled to royalties and advertising fees based on a percentage of the franchisee's gross sales as defined in the franchise agreement. Royalty and advertising revenue are recognized when the franchisee's reported sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or, once billed, accounts receivable, on the balance sheet.

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

The Company does not incur a significant amount of contract acquisition costs in conducting its franchising activities. The Company believes its franchising arrangements do not contain a significant financing component.

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

Prior to the adoption of ASC 606, the Company did not record advertising fees received under Applebee's franchise agreements as franchise revenue. In evaluating advertising activity under the guidance of ASC 606, the Company considers itself to be primarily responsible for fulfilling the promise to provide all the services specified in the contract, including advertising activities, which are not considered to be distinct services in the context of providing the right to the symbolic intellectual property. Accordingly, under ASC 606, the Company records advertising fees received under Applebee's franchise agreements as franchise revenue. The Company had previously recorded advertising fees received under IHOP franchise agreements as franchise revenue. Under previously issued accounting guidance for franchisors, advertising revenue and expense were recognized in the same amount in each period. That guidance was superceded by ASC 606 such that advertising expense may now be different than the advertising revenue recognized as described above. The impact of these changes with respect to Applebee's advertising fees and advertising expenses on the Company's previously reported financial statements is presented in Note 3 - Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted, of the Notes to Consolidated Financial Statements. An excess or deficiency of advertising fee revenue compared to advertising expenditures, if any, will be recognized in the fourth quarter, as permitted under ASC 606.

The adoption of ASC 606 had no impact on the Company's recording of royalties and sales of proprietary pancake and waffle dry mix.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

The following table disaggregates our franchise revenue by major type for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Franchise Revenue:
Royalties	$75,262	$70,860	$227,172	$223,919
Advertising fees	71,017	56,218	193,557	178,381
Pancake and waffle dry mix sales and other	13,188	12,489	39,799	38,943
Franchise and development fees	2,611	3,012	8,804	9,124
Total franchise revenue	$162,078	$142,579	$469,332	$450,367

Receivables from franchisees as of September 30, 2018 and December 31, 2017 were $61.7 million (net of allowance of $24.4 million) and $66.2 million (net of allowance of $22.2 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Changes in the Company's contract liability for deferred franchise and development fees during the nine months ended September 30, 2018 are as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2017	$81,433
Recognized as revenue during the nine months ended September 30, 2018	(8,053)
Fees received and deferred during the nine months ended September 30, 2018	3,181
Balance at September 30, 2018	$76,561

The balance of deferred revenue as of September 30, 2018 is expected to be recognized as follows:

(In thousands)
Remainder of 2018	$2,261
2019	10,523
2020	8,165
2021	7,616
2022	7,093
2023	6,529
Thereafter	34,374
Total	$76,561

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Long-Term Debt

On September 5, 2018 (the “Closing Date”), Applebee’s Funding LLC and IHOP Funding LLC (“Co-Issuers”), each a special purpose wholly-owned indirect subsidiary of the Company, entered into a financing facility that allows for drawings of up to $225 million of variable funding notes on a revolving basis and the issuance of letters of credit (the “2018 Variable Funding Notes”). The 2018 Variable Funding Notes were issued under the Base Indenture, dated September 30, 2014, as amended, among the Co-Issuers and Citibank, N.A., as Trustee and Securities Intermediary (“Base Indenture”), and the Series 2018-1 Supplement to the Base Indenture, dated September 5, 2018, among the Co-Issuers and Citibank, N.A., as Trustee and the 2018-1 Securities Intermediary (“Series 2018-1 Supplement”). Drawings and certain additional terms related to the 2018 Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement, dated September 5, 2018, among the Co-Issuers, certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor, the Corporation, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters credit, swingline lender and administrative agent (the “Purchase Agreement”).
The 2018 Variable Funding Notes will be governed, in part, by the Purchase Agreement and by certain generally applicable terms contained in the Base Indenture and the Series 2018-1 Supplement. The applicable interest rate under the 2018 Variable Funding Notes depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Eurodollar Funding Rate, in any case, plus 2.15%. There is an upfront fee of 1% and a fee of 50 basis points on any unused portion of the 2018 Variable Funding Notes facility. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) 1.15% plus (b) the greater of (i) the Prime Rate in effect from time to time, (ii) the Federal Funds Rate in effect from time to time plus 0.50% and (iii) the one-month Eurodollar Funding Rate plus 1.00%. Undrawn face amounts of outstanding letters of credit that are not cash collateralized accrue a fee of 2.15% per annum. It is anticipated that the principal and interest on the 2018 Variable Funding Notes will be repaid in full on or prior to September 7, 2021 (the “Anticipated Repayment Date”), subject to four additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The 2018 Variable Funding Notes and other credit instruments issued under the Purchase Agreement are secured by the collateral described in the Base Indenture and the Guarantee and Collateral Agreement, dated September 30, 2014, by certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor, in favor of Citibank, N.A., as Trustee (the “Guarantee and Collateral Agreement”).
In connection with the above transaction, the Company also amended and restated the Management Agreement, dated September 30, 2014 (the “Management Agreement”), among the Co-Issuers, other securitization entities party thereto from time to time, the Company, Applebee’s Services, Inc. and International House of Pancakes, LLC as Sub-managers and Citibank, N.A., as Trustee, to revise the calculation of the weekly management fee and to make certain other revisions. The Company also amended the Base Indenture to, among other things, make certain administrative and definitional updates.
In connection with the 2018 Variable Funding Notes above, on September 5, 2018, the Company repaid the entire $20 million then-outstanding principal amount of the Company’s $100 million revolving financing facility under certain Series 2014-1 Class A-1 Notes (the “2014 Variable Funding Notes”) pursuant to the Base Indenture and the Series 2014-1 Supplement to the Base Indenture, dated September 30, 2014, among the Co-Issuers and Citibank, N.A., as Trustee and Series 2014-1 Securities Intermediary (“Series 2014-1 Supplement”) and terminated the corresponding Class A-1 Note Purchase Agreement, dated September 30, 2014, among the Co-Issuers, certain special-purpose, wholly-owned indirect subsidiaries of the Corporation, each as a Guarantor, certain conduit investors, financial institutions and funding agents, and Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A., “Rabobank Nederland,” New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (“2014 Purchase Agreement”).
The Company incurred costs of approximately $3.6 million in connection with the issuance of the 2018 Variable Funding Notes. These debt issuance costs are being amortized using the effective interest method over the estimated three-year life of the 2018 Variable Funding Notes. Unamortized debt issuance costs are reported as other long-term assets in the Consolidated Balance Sheets.

In connection with the termination referenced above of the Class A-1 Note Purchase Agreement, dated September 30, 2014, the Company charged as expense $0.9 million of unamortized debt issuance costs associated with the 2014 Variable Funding Notes. In addition, the Company incurred costs of $1.6 million associated with the evaluation of various alternatives for refinancing its securitized indebtedness that were also charged to expense. These costs totaling $2.5 million are reported as “Debt refinancing costs” in the Consolidated Statements of Comprehensive Income (Loss).

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Long-Term Debt

At September 30, 2018 and December 31, 2017, long-term debt consisted of the following components:

	September 30, 2018	December 31, 2017
	(In millions)
Series 2014-1 4.277% Fixed Rate Senior Secured Notes, Class A-2	$1,287.0	$1,296.8
Series 2018-1 Variable Funding Senior Notes Class A-1, at a variable interest rate of 4.403% as of September 30, 2018	20.0	—
Debt issuance costs	(10.5)	(13.9)
Long-term debt, net of debt issuance costs	1,296.5	1,282.8
Current portion of long-term debt	(23.2)	(13.0)
Long-term debt	$1,273.3	$1,269.8

For a description of the Series 2014-1 4.277% Fixed Rate Senior Secured Notes, Class A-2, refer to Note 7 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

6. Stockholders' Deficit

Dividends

During the nine months ended September 30, 2018, the Company paid dividends on common stock of $40.0 million, representing a cash dividend of $0.97 per share declared in the fourth quarter of 2017 and cash dividends of $0.63 per share declared in the first and second quarters of 2018. On August 2, 2018, the Company's Board of Directors declared a third quarter 2018 cash dividend of $0.63 per share of common stock. This dividend was paid on October 5, 2018 to the Company's stockholders of record at the close of business on September 20, 2018. The Company reported dividends payable of $11.4 million at September 30, 2018.

Stock Repurchase Program

In October 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of its common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. A summary of shares repurchased under the 2015 Repurchase Program, during the three and nine months ended September 30, 2018 and cumulatively, is as follows:

2015 Repurchase Program	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended September 30, 2018	107,814	$7.9
Repurchased during the nine months ended September 30, 2018	383,615	$27.9
Cumulative (life-of-program) repurchases as of September 30, 2018	1,384,272	$110.8
Remaining dollar value of shares that may be repurchased	n/a	$39.2

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the nine months ended September 30, 2018, the Company re-issued 165,189 shares of treasury stock at a total FIFO cost of $6.4 million.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Income Taxes

The Company's effective tax rate was 32.1% for the nine months ended September 30, 2018 as compared to 6.1% for the nine months ended September 30, 2017. The effective tax rate of 32.1% for the nine months ended September 30, 2018 was higher than the current federal statutory rate of 21% due to a $5.7 million increase to our tax provision related to adjustments resulting from Internal Revenue Service (“IRS”) audits for tax years 2011 through 2013. The effective tax rate of 6.1% for the nine months ended September 30, 2017 was lower than the then-statutory federal tax rate of 35% because the Company’s $358.2 million impairment of goodwill was not deductible for federal income tax purposes and therefore had no associated tax benefit. See Note 14 - Impairment of Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements for the description of impairment.

The total gross unrecognized tax benefit as of September 30, 2018 and December 31, 2017 was $8.3 million and $5.9 million, respectively, excluding interest, penalties and related tax benefits. The increase in the unrecognized tax benefit of $2.4 million was primarily related to the IRS examination of tax years 2011 to 2013. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $5.1 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

As of September 30, 2018, accrued interest was $1.6 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2017, accrued interest was $1.1 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income (Loss).

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

The SEC has issued guidance which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the Tax Act. Consistent with that guidance, the Company provisionally recorded income tax benefit of $77.5 million related to the Tax Act in the fourth quarter of 2017.  As of September 30, 2018, the Company has not yet completed its accounting for the tax effects of the enactment of the Tax Act. The Internal Revenue Service is expected to issue additional guidance clarifying provisions of the Act. As additional guidance is issued, one or more of the provisional amounts may change.

8. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$2.4	$1.3	$8.1	$9.0
Liability classified awards expense (credit)	1.4	0.0	2.3	(1.1)
Total pre-tax stock-based compensation expense	3.8	1.3	10.4	7.9
Book income tax benefit	(1.0)	(0.5)	(2.7)	(3.0)
Total stock-based compensation expense, net of tax	$2.8	$0.8	$7.7	$4.9

As of September 30, 2018, total unrecognized compensation expense of $20.1 million related to restricted stock and restricted stock units and $4.1 million related to stock options are expected to be recognized over a weighted average period of 1.8 years for restricted stock and restricted stock units and 1.7 years for stock options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

Fair Value Assumptions

The Company granted 223,570 stock options during the nine months ended September 30, 2018 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	2.6%
Weighted average historical volatility	26.1%
Dividend yield	3.6%
Expected years until exercise	4.6
Weighted average fair value of options granted	$11.94

The Company granted 25,330 performance-based stock options and 26,670 performance-based restricted stock units during the nine months ended September 30, 2018 for which the fair value was estimated using a Monte Carlo simulation method. The following summarizes the assumptions used in estimating the fair values:

Risk-free interest rate	2.4%
Weighted average historical volatility	33.0%
Dividend yield	3.7%
Expected years until exercise	3.0
Weighted average fair value of options granted	$9.79
Weighted average fair value of restricted stock units granted	$34.53

Equity Classified Awards - Stock Options

Stock option balances at September 30, 2018, and activity for the nine months ended September 30, 2018 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2017	1,272,048	$61.44
Granted	248,899	69.12
Exercised	(73,741)	52.72
Forfeited	(6,309)	68.80
Outstanding at September 30, 2018	1,440,897	63.18	6.9	$30.4
Vested at September 30, 2018 and Expected to Vest	1,279,379	64.78	6.6	$25.5
Exercisable at September 30, 2018	572,957	$77.64	3.8	$6.2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the third quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of September 30, 2018, and activity related to restricted stock and restricted stock units for the nine months ended September 30, 2018 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	275,191	$65.81	303,348	$28.39
Granted	91,448	68.96	55,584	48.12
Released	(65,704)	81.68	(15,737)	98.54
Forfeited	(23,666)	61.09	(71)	53.49
Outstanding at September 30, 2018	277,269	$63.61	343,124	$27.70

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end. During the nine months ended September 30, 2018, 59,229 units were issued, 60 units were vested and 3,806 units were forfeited. At September 30, 2018, there were 55,363 units outstanding. For the three and nine months ended September 30, 2018, $0.3 million and $0.7 million was included as stock-based compensation expense related to cash-settled restricted stock units.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies. Although LTIP awards are only paid in cash, since the multiplier is based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the three months ended September 30, 2018 and 2017, $1.1 million and less than $0.1 million, respectively was included in total stock-based compensation expense related to LTIP awards. For the nine months ended September 30, 2018 and 2017, an expense of $1.6 million and a credit of $1.0 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At September 30, 2018 and December 31, 2017, liabilities of $1.8 million and $0.2 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

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

As of September 30, 2018, the franchise operations segment consisted of (i) 1,856 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 13 countries outside the United States and (ii) 1,814 restaurants operated by IHOP franchisees and area licensees in the United States, three U.S. territories and 12 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and franchise fees.  Franchise operations expenses include advertising expenses, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

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

From time to time, the Company may operate restaurants reacquired from franchisees on a temporary basis until those restaurants are refranchised. There were no restaurants under temporary company operation at September 30, 2018.

Information on segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
	(In millions)
Revenues from external customers:
Franchise operations	$162.1	$142.6	$469.3	$450.4
Rental operations	30.1	30.3	91.3	90.9
Company restaurants	—	—	—	7.5
Financing operations	1.9	2.1	6.1	6.3
Total	$194.1	$174.9	$566.7	$555.0

Interest expense:
Rental operations	$2.3	$2.6	$7.0	$8.0
Company restaurants	—	—	—	0.2
Corporate	15.4	15.4	46.1	46.5
Total	$17.7	$18.0	$53.1	$54.7

Depreciation and amortization:
Franchise operations	$2.6	$2.7	$8.0	$8.1
Rental operations	2.9	3.0	8.7	9.1
Company restaurants	—	—	—	0.1
Corporate	2.4	1.9	7.0	5.8
Total	$7.9	$7.6	$23.7	$23.1

Gross profit, by segment:
Franchise operations	$83.7	$72.5	$226.2	$240.6
Rental operations	7.1	7.9	22.9	23.2
Company restaurants	—	(0.0)	—	(0.3)
Financing operations	1.7	1.6	5.7	5.8
Total gross profit	92.6	82.1	254.7	269.4
Corporate and unallocated expenses, net	(61.4)	(588.4)	(176.1)	(708.8)
Income before income tax provision	$31.2	$(506.3)	$78.6	$(439.4)

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$23,587	$(450,352)	$53,373	$(412,650)
Less: Net income allocated to unvested participating restricted stock	(799)	8,469	(1,793)	6,863
Net income available to common stockholders - basic	22,788	(441,883)	51,580	(405,787)
Effect of unvested participating restricted stock in two-class calculation	7	—	8	4
Net income available to common stockholders - diluted	$22,795	$(441,883)	$51,588	$(405,783)
Denominator:
Weighted average outstanding shares of common stock - basic	17,439	17,742	17,562	17,718
Dilutive effect of stock options	299	—	235	—
Weighted average outstanding shares of common stock - diluted	17,738	17,742	17,797	17,718
Net income per common share:
Basic	$1.31	$(24.91)	$2.94	$(22.90)
Diluted	$1.29	$(24.91)	$2.90	$(22.90)
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

The fair values of the Company's Series 2014-1 Class A-2 Notes (the “Class A-2 Notes”) at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, current and long-term	$1,276.5	$1,268.8	$1,282.8	$1,265.5

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $288.7 million as of September 30, 2018. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2018 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $47.1 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

13. Restricted Cash

Current restricted cash of $41.9 million at September 30, 2018 primarily consisted of $37.6 million of funds required to be held in trust in connection with the Company's securitized debt and $4.3 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $31.4 million at December 31, 2017 primarily consisted of $29.3 million of funds required to be held in trust in connection with the Company's securitized debt and $2.1 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Non-current restricted cash of $14.7 million at September 30, 2018 and December 31, 2017 represents interest reserves required to be set aside for the duration of the Company's securitized debt.

14. Impairment of Goodwill and Intangible Assets
The Company evaluates its goodwill and the indefinite-lived Applebee's tradename for impairment annually in the fourth quarter of each year. In addition to the annual evaluation for impairment, goodwill and indefinite-lived intangible assets are evaluated more frequently if the Company believes indicators of impairment exist.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14. Impairment of Goodwill and Intangible Assets (Continued)

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

Throughout 2018, we performed assessments to determine whether events or changes in circumstances have occurred that could indicate any potential additional impairment to our goodwill and indefinite-lived intangible assets. We considered, among other things, Applebee's key performance indicators during the nine months ended September 30, 2018 and what, if any, impact that performance had on the long-term forecast of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital that was used in performing the quantitative impairment test in the third quarter of 2017. We also considered the current market price of our common stock and the favorable impact of the Tax Act on future cash flows. We concluded there were no indicators of impairment as of September 30, 2018.

15. Subsequent Event

On October 19, 2018, the Company signed an asset purchase agreement to acquire 69 Applebee’s restaurants in North Carolina and South Carolina from an Applebee's franchisee. The Company expects the transaction to close in the fourth quarter of 2018. The Company currently intends to own and operate these restaurants for the foreseeable future; results of their operations will be included as Company-operated restaurants for segment reporting purposes. The Company will assess and monitor opportunities to refranchise these restaurants under favorable circumstances.

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

Through various subsidiaries, we own and franchise the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees or area licensees and their sub-licensees (collectively, “area licensees”). With nearly 3,700 restaurants combined, all of which are franchised, we believe we are one of the largest full-service restaurant companies in the world. The June 18, 2018 issue of Nation's Restaurant News reported that IHOP and Applebee's were the largest restaurant systems in the family dining and casual dining categories, respectively, in terms of United States system-wide sales during 2017. This marks the eleventh consecutive year our two brands have achieved the number one ranking in Nation's Restaurant News.

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

The financial tables appearing in Management's Discussion and Analysis present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or crossfoot due to rounding.

Key Financial Results

	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
		(as adjusted)			(as adjusted)
	(In millions, except per share data)
Income (loss) before income taxes	$31.2	$(506.3)	$537.5	$78.6	$(439.4)	$517.9
Income tax (provision) benefit	(7.7)	55.9	(63.6)	(25.2)	26.7	(51.9)
Net income (loss)	$23.6	$(450.4)	$473.9	$53.4	$(412.7)	$466.0

Effective tax rate	24.5%	11.0%	(13.5)%	32.1%	6.1%	(26.0)%

Net income (loss) per diluted share	$1.29	$(24.91)	$26.20	$2.90	$(22.90)	$25.80

The following table summarizes the significant reasons for the increase in our income before income taxes between the three and nine months ended September 30, 2018 and the comparable periods of 2017 (as adjusted):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	(In millions)

Impairment of goodwill and intangible assets taken in 2017	$531.6	$531.6
Increase (decrease) in gross profit:
Applebee's franchise operations	10.1	(18.2)
IHOP franchise operations	1.0	3.8
All other operations	(0.6)	(0.3)
Total gross profit increase (decrease)	10.5	(14.7)
Change in General and Administrative (“G&A”) expenses:
Decrease due to executive separation costs in 2017	—	8.8
Increase in all other G&A (net)	(2.7)	(4.5)
Total G&A (increase) decrease	(2.7)	4.3
Other income/expense items, net	(1.9)	(3.3)
Increase in income before income taxes	$537.5	$517.9

The changes in Applebee's franchise gross profit for the three and nine months ended September 30, 2018 compared to the similar periods of the prior year were impacted by our franchisor contributions to the Applebee’s National Advertising Fund (the “Applebee's NAF”) of $4.0 million during the three and nine months ended September 30, 2017 and $30.0 million during the nine months ended September 30, 2018. See “Consolidated Results of Operations - Comparison of the Three and Nine Months ended September 30, 2018 and 2017” for additional discussion of the significant changes presented above.

Our income effective tax rates for the three and nine months ended September 30, 2018 and 2017 were impacted by three items:

•	the December 2017 enactment of the Tax Cuts and Jobs Act (the “Tax Act”) that reduced the federal statutory tax rate from 35% to 21%, effective January 1, 2018;

•	an additional tax provision of $5.7 million related to adjustments resulting from Internal Revenue Service (“IRS”) audits of tax years 2011 through 2013; and

•
the impairment in 2017 of Applebee's goodwill of $358.2 million was not deductible for federal income tax purposes; we did recognize a deferred tax benefit of $65.1 million related to the $173.4 million impairment charge related to Applebee's tradename.

See “Consolidated Results of Operations - Comparison of the Three and Nine Months ended September 30, 2018 and 2017 - Income Taxes” for discussion of the significant changes presented above.

On January 1, 2018, we adopted the guidance of Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”) using the full retrospective method. Accordingly, previously reported financial information has been restated to reflect the application of ASC 606 to the comparative 2017 periods presented. The retrospective adoption of ASC 606 decreased our net loss for the three and nine months ended September 30, 2017 by $1.4 million (approximately $0.07 per diluted share) and $3.4 million (approximately $0.19 per diluted share), respectively. See Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional discussion of our adoption of ASC 606.

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

Key performance indicators for the three and nine months ended September 30, 2018 were as follows:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	Applebee's	IHOP	Applebee's	IHOP
Sales percentage increase	5.1%	3.9%	3.0%	3.6%
% increase in domestic same-restaurant sales	7.7%	1.2%	5.5%	1.0%
Net franchise restaurant (reduction) development (1)	(27)	9	(80)	28
Net (decrease) increase in effective franchise restaurants	(78)	54	(82)	58
________________________________________________
(1) Franchise and area license restaurant openings, net of closings

The Applebee's sales percentage increase for the three and nine months ended September 30, 2018 was due to an increase in domestic same-restaurant sales that was partially offset by restaurant closures over the past 12 months. The IHOP sales percentage increase for the three and nine months ended September 30, 2018 was due to net restaurant development over the past 12 months and an increase in domestic same-restaurant sales.

Domestic Same-Restaurant Sales

Applebee’s domestic same-restaurant sales increased 7.7% for the three months ended September 30, 2018 from the same period in 2017. This was the largest increase for a quarterly period since we acquired Applebee's in 2007. The majority of the improvement resulted from an increase in customer traffic, with some increase in average customer check as well. Applebee's traffic has increased over the comparative prior year period for four consecutive quarters. Applebee’s domestic same-restaurant sales increased 5.5% for the nine months ended September 30, 2018 from the same period in 2017. This increase was primarily due to a substantial increase in customer traffic as well as a small increase in average customer check.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's significantly outperformed the casual dining segment of the restaurant industry during both the three and nine months ended September 30, 2018. During the three months ended September 30, 2018, the casual dining segment experienced an increase in same-restaurant sales due to an increase in average customer check that was partially offset by a decline in customer traffic. During the nine months ended September 30, 2018, same-restaurant sales of the casual dining segment increased slightly due to an increase in average customer check that was essentially offset by a decline in customer traffic.

We believe Applebee's significantly out-performed the casual dining segment due to a multi-faceted strategy we began implementing in the latter half of 2017 to address a two-year decline in Applebee's same-restaurant sales that started in the second half of 2015. The goal of that strategy was to redefine the Applebee's brand identity and culture and reconnect with our core customer base. Our recent marketing, culinary and operational initiatives appear to have resonated positively with our guests as customer traffic has increased in each of the past four quarters. We also have seen a strong increase in off-premise sales, which have increased to nearly 10% of sales mix.

The Applebee's franchisees are making, and we have also made, significant investments in national marketing. All domestic Applebee’s franchisees have entered into an amendment to their franchise agreement to increase their contribution to the Applebee's NAF, with virtually all agreeing to a 0.25% increase to 3.50% of their gross sales and a decrease to their minimum local promotional expenditures to 0.25% of their gross sales for the period from January 1, 2018 to December 31, 2019. Such franchisees have also agreed to an incremental temporary increase of 0.75% in the advertising contribution rate to 4.25% effective July 1, 2018 to December 31, 2019. We contributed $30 million to the Applebee's NAF during the first six months of 2018.
IHOP’s domestic same-restaurant sales increased 1.2% for the three months ended September 30, 2018 from the same period in 2017. The improvement resulted from an increase in average customer check as well as a slight increase in customer traffic. IHOP’s domestic same-restaurant sales increased 1.0% for the nine months ended September 30, 2018 from the same period in 2017; this increase was due to an increase in average customer check that was partially offset by a decline in customer traffic.

Based on data from Black Box, the family dining segment of the restaurant industry experienced a decrease in same-restaurant sales during both the three and nine months ended September 30, 2018, compared to the same periods of the prior year, in each case due to a decrease in customer traffic that was partially offset by an increase in average customer check. The primary reason for IHOP's differentially favorable performance was customer traffic. IHOP experienced a slight increase in customer traffic during the three months ended September 30, 2018 compared to decline in customer traffic experienced by the overall family dining segment. During the nine months ended September 30, 2018, IHOP's decline in customer traffic was smaller than that of the family dining segment. IHOP's increase in average customer check was similar to that of the overall family dining segment for both the three and nine months ended September 30, 2018.

In mid-June 2018, we launched our “Ultimate Steakburgers” campaign that extended into the third quarter of 2018. Over the course of the ten-week campaign we sold more than 4.5 million hamburgers and experienced increased sales during our lunch and dinner dayparts. This successful campaign contributed to the increase in same-restaurant sales and customer traffic during the three months ended September 30, 2018.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,875	1,953	1,899	1,981
System-wide(b)
Domestic sales percentage change(c)	5.1%	(9.7)%	3.0%	(8.6)%
Domestic same-restaurant sales percentage change(d)	7.7%	(7.7)%	5.5%	(7.3)%
Average weekly domestic unit sales (in thousands)	$44.8	$40.9	$46.7	$43.5

IHOP Restaurant Data

Effective Restaurants(a)
Franchise	1,640	1,586	1,628	1,568
Area license	162	162	163	165
Company	—	—	—	6
Total	1,802	1,748	1,791	1,739

System-wide(b)
Sales percentage change(c)	3.9%	(0.7)%	3.6%	(0.1)%
Domestic same-restaurant sales percentage change(d)	1.2%	(3.2)%	1.0%	(2.5)%
Franchise(b)
Sales percentage change(c)	3.9%	0.3%	4.2%	0.5%
Domestic same-restaurant sales percentage change(d)	1.2%	(3.2)%	1.0%	(2.5)%
Average weekly unit sales (in thousands)	$35.9	$35.7	$36.4	$36.3
Area License(b)
Sales percentage change(c)	3.7%	(5.7)%	1.7%	(3.6)%

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Reported sales (in millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$1,005.0	$956.5	$3,183.5	$3,092.3
IHOP franchise restaurant sales	765.6	736.9	2,312.8	2,220.3
IHOP area license restaurant sales	69.4	67.0	212.2	208.7
Total	$1,840.0	$1,760.4	$5,708.5	$5,521.3

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

Restaurant Development Activity	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Applebee's	(Unaudited)
Beginning of period	1,883	1,968	1,936	2,016

Franchise restaurants opened:
Domestic	1	2	2	7
International	—	2	3	6
Total franchise restaurants opened	1	4	5	13
Franchise restaurants closed:
Domestic	(25)	(22)	(77)	(74)
International	(3)	(5)	(8)	(10)
Total franchise restaurants closed	(28)	(27)	(85)	(84)
Net franchise restaurant reduction	(27)	(23)	(80)	(71)

Total Applebee's restaurants, end of period	1,856	1,945	1,856	1,945
Domestic	1,707	1,791	1,707	1,791
International	149	154	149	154

IHOP
Summary - beginning of period:
Franchise	1,640	1,586	1,622	1,556
Area license	165	166	164	167
Company	—	—	—	10
Total IHOP restaurants, beginning of period	1,805	1,752	1,786	1,733

Franchise/area license restaurants opened:
Domestic franchise	10	11	32	31
Domestic area license	1	1	3	1
International franchise	6	6	14	18
Total franchise/area license restaurants opened	17	18	49	50
Franchise/area license restaurants closed:
Domestic franchise	(4)	(2)	(10)	(11)
Domestic area license	(4)	(1)	(5)	(2)
International franchise	—	(5)	(6)	(7)
International area license	—	(1)	—	(1)
Total franchise/area license restaurants closed	(8)	(9)	(21)	(21)
Net franchise/area license restaurant development	9	9	28	29
Refranchised from Company restaurants	—	—	1	9
Franchise restaurants reacquired by the Company	—	—	(1)	—
Net franchise/area license restaurant additions	9	9	28	38

Summary - end of period:
Franchise	1,652	1,596	1,652	1,596
Area license	162	165	162	165
Company	—	—	—	—
Total IHOP restaurants, end of period	1,814	1,761	1,814	1,761
Domestic	1,691	1,655	1,691	1,655
International	123	106	123	106

For the full year of 2018, we expect Applebee's franchisees to develop between 5 and 10 new restaurants globally, the majority of which are expected to be international openings. We anticipate the closing of between 80 and 90 domestic Applebee's restaurants and approximately 20 international Applebee's restaurants in 2018 as part of the continuation of a system-wide analysis to optimize the health of the franchisee system. For the full year of 2018, we expect net closures of between 90 to 105 Applebee's restaurants globally.

IHOP franchisees are projected to develop between 75 and 85 new IHOP restaurants globally, the majority of which are expected to be domestic openings. We expect to close between 30 and 40 IHOP restaurants in 2018, due to lease expirations and system optimization. For the full year of 2018, we expect net openings of between 35 to 55 IHOP restaurants.

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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Nine Months ended September 30, 2018 and 2017
Significant Known Events, Trends or Uncertainties
Franchisee Financial Health

Applebee's experienced a decline in system-wide sales between the third quarter of 2015 and the third quarter of 2017 that was primarily due to a decrease in customer traffic. This decline in sales at our franchisees' restaurants adversely impacted the financial health of some of the franchisees and the timely payment of amounts owed to us for royalty payments and advertising fund contributions. These franchisee health issues, in turn, had an adverse impact on our financial results in the form of increased bad debt expense, lower royalty and advertising revenue due to uncertainty as to their collectibility and the need for us to contribute to the Applebee's NAF to mitigate the decline in franchisee contributions due to restaurant closures and the non-timely payment by certain franchisees.

We previously highlighted that non-timely or partial payments were primarily concentrated amongst three franchisees. We assisted one of these franchisees with a financial restructuring which has been completed, and the franchisee has been making timely royalty and advertising payments since June 2018.

With respect to the second franchisee, we have signed an asset purchase agreement to acquire 69 Applebee’s restaurants in North Carolina and South Carolina. We expect the transaction to close in the fourth quarter of 2018. We intend to own and operate these restaurants for the foreseeable future; however, we will assess and monitor opportunities to refranchise these restaurants under favorable circumstances.

As previously disclosed, the last of these three franchises previously filed for Chapter 11 bankruptcy, which proceedings are ongoing. We are also in active litigation with this franchisee regarding the complaint we filed in May 2018 related to, among other things, the nonpayment of royalties, advertising fees and other amounts due under pertinent franchise agreements and the counterclaim filed by the franchisee asserting certain claims, including breach of contract and tortious interference with business relationships. The franchisee continues to operate its current portfolio of restaurants in the normal course of business and has been making timely royalty and advertising payments since May 2018. As the bankruptcy and related litigation progresses, we will continue to take appropriate measures to ensure we are positioning the brand for the best possible outcome.

Lastly, we are closely monitoring and working with another franchisee of significantly smaller scale who has recently been making partial and/or non-timely royalty and advertising payments.

While we work through our few remaining franchisee financial health issues, we will continue to consider various forms of assistance to franchisees. To date, the assistance provided primarily has been the approved closures of non-viable restaurants and waiver of related termination fees, as well as making loans to certain franchisees, of which there are approximately $22.5 million outstanding at September 30, 2018. The majority of the loans resulted from the conversion of short-term accounts receivable for royalties and advertising fees into interest-bearing notes receivable. Any additional forms of assistance to franchisees may entail incremental costs.

While we are encouraged by the improvement in Applebee's same-restaurant sales and customer traffic over the past four quarters, there can be no assurance that this favorable trend will continue or to what extent any improvement in same-restaurant sales and customer traffic might mitigate franchisee health issues.
Events Impacting Comparability of Financial Information
Change in Accounting Policy

On January 1, 2018, we adopted the guidance of ASC 606. The two most significant impacts of this change in accounting policy are as follows:

•
Prior to the adoption of ASC 606, we did not record advertising fees received under Applebee's franchise agreements as franchise revenue and expense; we did record advertising fees received under IHOP franchise agreements as franchise revenue and expense. In evaluating advertising activity under the guidance of ASC 606, we consider ourselves to be primarily responsible for fulfilling the promise to provide all the services specified in the contract, including advertising activities, which are not considered to be distinct services in the context of providing the right to the symbolic intellectual property. Accordingly, under ASC 606, we are recording advertising fees received under Applebee's franchise agreements as franchise revenue. Under previous accounting guidance for franchisors, advertising revenue and expense were recognized in the same amount in each period. That guidance was superceded by ASC 606, such that advertising expense may now be recognized in a different period than the advertising revenue recognized as described above.

•
Prior to the adoption of ASC 606, the Company generally recognized the entire franchise and/or development fee as revenue at the restaurant opening date. Under ASC 606, franchise and development fees are recognized as revenue ratably on a straight-line basis over the term of the franchise agreement commencing with the restaurant opening date.

The Company adopted this change in accounting principle using the full retrospective method. Accordingly, previously reported financial information for the three months and nine months ended September 30, 2017 has been restated to reflect the changes as described above from application of ASC 606. See Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional discussion of our adoption of ASC 606 and our policies for recognition of revenue from contracts with customers.

In conjunction with the adoption of ASC 606, we implemented internal controls to ensure we adequately evaluated our contracts with franchisees and properly assessed the impact of ASC 606 on our consolidated financial statements.

2018 Effective Tax Rate

The Tax Act enacted in December 2017 lowered the federal statutory corporate tax rate from 35% to 21%, beginning in 2018. During the nine months ended September 30, 2018, we increased our tax provision by $5.7 million related to adjustments resulting from IRS audits for tax years 2011 through 2013. This increased our effective tax rate from what would have been an estimated combined federal and state rate of 25% (reflecting the reduction in the federal tax rate from the Tax Act) to approximately 32% for the nine months ended September 30, 2018. Our effective tax rate for the three months ended September 30, 2018 was approximately 25%.

Completion of the IRS audits for tax years 2011 through 2013 will allow us to accelerate the collection of certain tax benefits recognized in prior years. As a result, we expect to receive a cash refund of approximately $12 million within the next 12 months.

2017 Impairment of Applebee's Goodwill and Tradename

In the third quarter of 2017, we noted that the decline in the market price of our common stock since December 31, 2016, which we had believed to be temporary, persisted throughout the first eight months of 2017 and that the favorable trend in Applebee's domestic same-restaurant sales experienced in the second quarter of 2017 did not continue into the first two months of the third quarter. We also noted a continuing increase in Applebee's bad debt expense and in royalties not recognized in income until paid in cash. Additionally, we determined an increasing shortfall in franchisee contributions to the Applebee's national advertising fund could require a larger amount of future subsidization in the form of additional franchisor contributions to the fund than previously estimated. Based on these unfavorable developments, primarily the decline in the market price of our common stock, we determined that indicators of impairment existed and that an interim quantitative test of goodwill and indefinite-lived intangible assets for impairment should be performed. As a result of performing the test, we recognized an impairment of Applebee's goodwill of $358.2 million and an impairment of Applebee's tradename of $173.4 million during the three months ended September 30, 2017.

Throughout 2018, we performed assessments to determine whether events or changes in circumstances have occurred that could indicate any potential additional impairment to our goodwill and indefinite-lived intangible assets. We considered, among other things, Applebee's key performance indicators during the nine months ended September 30, 2018 and what, if any, impact that performance had on the long-term forecast of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital that was used in performing the quantitative impairment test in the third quarter of 2017. We also considered the current market price of our common stock and the favorable impact of the Tax Act on future cash flows. We concluded there were no indicators of impairment as of September 30, 2018. We will perform our annual test of impairment in the fourth quarter of 2018.

Executive Separation Costs

In February 2017, we announced the resignation of our former Chairman and Chief Executive Officer (the “former CEO”), effective March 1, 2017. In accordance with the terms of the Separation Agreement and General Release filed as Exhibit 10.1 to Form 8-K filed on February 17, 2017, we recorded approximately $5.9 million for severance, separation pay and ancillary costs in the first quarter of 2017. All stock options and restricted stock awards held by the former CEO that were unvested at the time of the announcement became vested in connection with the separation. We recorded a charge of approximately $2.9 million related to the accelerated vesting of the equity awards in the first quarter of 2017. Total costs of $8.8 million related to the separation were included in G&A expenses for the nine months ended September 30, 2017.

Refranchising of Company-operated Restaurants

In June 2017, we refranchised nine of our ten company-operated IHOP restaurants in the Cincinnati, Ohio market area; the one restaurant not refranchised was closed. As a result, we no longer operate any IHOP restaurants on a permanent basis. This refranchising reduced our revenue by approximately $8 million for the nine months ended September 30, 2018 compared to the same period of the prior year. However, there was minimal impact from the refranchising on the comparison of gross profit with the prior period.

Financial Results

Revenue	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
		(as adjusted)			(as adjusted)
	(In millions)
Franchise operations	$162.1	$142.6	$19.5	$469.3	$450.4	$19.0
Rental operations	30.1	30.3	(0.1)	91.3	90.9	0.4
Company restaurant operations	—	—	—	—	7.5	(7.5)
Financing operations	1.9	2.1	(0.2)	6.1	6.3	(0.2)
Total revenue	$194.1	$174.9	$19.2	$566.7	$555.0	$11.7
Change vs. prior period	11.0%			2.1%

Total revenue for the three months ended September 30, 2018 increased compared with the same period of the prior year, primarily due to the impact of a higher advertising contribution rate on Applebee's advertising revenue, a 7.7% increase in Applebee's domestic same-restaurant sales and IHOP restaurant development over the past 12 months. Total revenue for the nine months ended September 30, 2018 increased compared with the same period of the prior year, primarily due to the impact of a higher advertising contribution rate on Applebee's advertising revenue, a 5.5% increase in Applebee's domestic same-restaurant sales and IHOP restaurant development over the past 12 months, partially offset by the refranchising of IHOP company-operated restaurants discussed above.

Gross Profit (Loss)	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
		(as adjusted)			(as adjusted)
	(In millions)
Franchise operations	$83.7	$72.5	$11.2	$226.2	$240.6	$(14.5)
Rental operations	7.1	7.9	(0.8)	22.9	23.2	(0.3)
Company restaurant operations	—	(0.0)	0.0	—	(0.3)	0.3
Financing operations	1.7	1.6	0.1	5.7	5.8	(0.2)
Total gross profit	$92.6	$82.1	$10.5	$254.7	$269.4	$(14.7)
Change vs. prior period	12.8%			(5.4)%

Total gross profit for the three months ended September 30, 2018 increased nearly 13% compared with the same periods of the prior year, primarily due to a 7.7% increase in Applebee's domestic same-restaurant sales, favorable developments with respect to Applebee's financial health issues in the form of lower bad debt expense and a decrease in revenue that was not recognized due to uncertainty as to collectibility and IHOP restaurant development over the past twelve months.

Total gross profit for the nine months ended September 30, 2018 declined compared with the same periods of the prior year, primarily due to our franchisor contribution to the Applebee's NAF of $30.0 million during 2018 compared to a franchisor contribution of $4.0 million in 2017. This unfavorable factor was partially offset by lower bad debt expense, a 5.5% increase in Applebee's domestic same-restaurant sales and IHOP restaurant development over the past twelve months.

	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
Franchise Operations	2018	2017		2018	2017
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,875	1,953	(78)	1,899	1,981	(82)
IHOP	1,802	1,748	54	1,791	1,733	58

Franchise Revenues:		(as adjusted)			(as adjusted)
Applebee’s franchise fees	$42.6	$39.6	$3.0	$127.6	$129.6	$(2.0)
IHOP franchise fees	48.5	46.8	1.7	148.2	142.4	5.8
Advertising fees	71.0	56.2	14.8	193.6	178.4	15.2
Total franchise revenues	162.1	142.6	19.5	469.3	450.4	19.0
Franchise Expenses:
Applebee’s	1.2	8.4	7.2	30.7	14.5	(16.3)
IHOP	6.1	5.4	(0.7)	18.9	16.9	(2.0)
Advertising	71.0	56.2	(14.8)	193.6	178.4	(15.2)
Total franchise expenses	78.3	70.0	(8.3)	243.2	209.7	(33.4)
Franchise Gross Profit:
Applebee’s	41.3	31.2	10.1	96.9	115.1	(18.2)
IHOP	42.4	41.4	1.0	129.3	125.5	3.8
Total franchise gross profit	$83.7	$72.5	$11.2	$226.2	$240.6	$(14.5)
Gross profit as % of revenue (2)	51.7%	50.9%		48.2%	53.4%
Gross profit as % of franchise fees (2) (3)	92.0%	84.0%		82.0%	88.5%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in each fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.
(3) From time to time, advertising fee revenue may be different from advertising expenses in a given accounting period. Over the long term, advertising revenue should not generate gross profit or loss.

Applebee’s franchise fee revenue for the three months ended September 30, 2018 increased nearly 8% compared to the same period of the prior year. The favorable impact on royalty revenue resulting from a 7.7% increase in domestic same-restaurant sales and favorable $1.5 million decrease in revenue that was not recognized due to uncertainty as to collectibility was partially offset by a $1.1 million decrease in domestic royalties due to restaurant closures.

The decrease in Applebee's franchise expenses for the three months ended September 30, 2018 compared with the same period of the prior year was primarily due to a decrease of $4.0 million in franchisor contributions to the Applebee's NAF and a decrease of $3.2 million in bad debt expense. Our franchisor contributions to the Applebee's NAF ceased on July 1, 2018.

Applebee’s franchise fee revenue for the nine months ended September 30, 2018 decreased 1.5% compared to the same period of the prior year. This was primarily due to an unfavorable increase of $3.4 million in revenue not recognized due to uncertainty as to collectibility and a $3.4 million decrease in royalties due to net closures of franchise restaurants. These unfavorable items were partially offset by a 5.5% increase in domestic same-restaurant sales.

The increase in Applebee's franchise expenses for the nine months ended September 30, 2018 compared with the same period of the prior year was primarily due to an increase of $26.0 million in franchisor contributions to the Applebee's NAF, partially offset by a decrease of $9.9 million in bad debt expense that was primarily due to the recovery of amounts reserved in prior periods. We contributed $30.0 million to the Applebee's NAF during the nine months ended September 30, 2018 as compared to $4.0 million during the same period of 2017.

IHOP franchise fee revenue for the three months ended September 30, 2018 increased due primarily to restaurant development over the past twelve months and a 1.2% increase in domestic same-restaurant sales. IHOP franchise expenses for the three months ended September 30, 2018 increased slightly from the comparable 2017 period.

IHOP franchise fee revenue for the nine months ended September 30, 2018 increased 4.0% compared to the same period of the prior year, primarily due to a 3.3% increase in Effective Franchise Restaurants because of net restaurant development over the past twelve months and a 1.0% increase in domestic same-restaurant sales.

The increase in IHOP franchise expenses for the nine months ended September 30, 2018 compared with the same period of the prior year were primarily due to an increase of $0.5 million in bad debt expense and a $0.5 million contribution to the IHOP National Advertising Fund.

Advertising revenue and expense of both brands for the three months ended September 30, 2018 increased compared to the same period of the prior year, primarily due to an increase in the franchisee advertising contribution rate to the Applebee's NAF. As previously reported, all domestic Applebee's franchisees agreed to increase their contribution rate to the Applebee's NAF, with virtually all agreeing to increase the rate by 0.25%, from 3.25% to 3.5% of gross sales, for the period from January 1, 2018 to December 31, 2019. Such franchisees also agreed to an incremental temporary increase of 0.75% in the advertising contribution rate to 4.25% effective July 1, 2018 to December 31, 2019. In addition, advertising revenue and expense increased due to IHOP net restaurant development over the past twelve months, the increase in Applebee's domestic same-restaurant sales and a decrease in franchisee non-payment of advertising fees by certain Applebee's franchisees.

Advertising revenue and expense of both brands for the nine months ended September 30, 2018 increased compared to the same period of the prior year primarily due to the same factors cited in the three-month comparison above, although the increase was not proportional over the nine-month period as the most significant factor, the 0.75% increase in Applebee's advertising contribution rate, did not take place until July 1, 2018. As noted under Events Impacting Comparability of Financial Information, adoption of ASC 606 impacted our accounting for advertising fees. An excess or deficiency of advertising fee revenue compared to advertising expenditures, if any, will be recognized in the fourth quarter, as permitted under ASC 606.

Gross profit as a percentage of franchise fees increased for the three months ended September 30, 2018 compared to the same period of the prior year, primarily because of favorable developments with respect to Applebee's financial health issues in the form of lower bad debt expense and a decrease in revenue that was not recognized due to uncertainty as to collectibility. Lower franchisor contributions to advertising funds, the increase in Applebee's domestic same-restaurant sales and IHOP net restaurant development over the past twelve months also contributed to the improvement in gross profit percentage.

Gross profit as a percentage of franchise fees decreased for the nine months ended September 30, 2018 compared to the same period of the prior year. Our $30.0 million contribution to the Applebee's NAF in 2018 more than offset the benefit received from lower bad debt expense, the increase in Applebee's domestic same-restaurant sales and IHOP net restaurant development over the past twelve months.

Rental Operations	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
	(In millions)
Rental revenues	$30.1	$30.3	$(0.1)	$91.3	$90.9	$0.4
Rental expenses	23.0	22.3	(0.7)	68.4	67.7	(0.7)
Rental operations gross profit	$7.1	$7.9	$(0.8)	$22.9	$23.2	$(0.3)
Gross profit as % of revenue (1)	23.7%	26.3%		25.1%	25.5%
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

Rental segment revenue for the three months ended September 30, 2018 decreased as compared to the same period of the prior year as the expected progressive decline of $0.3 million in interest income as direct financing leases are repaid was partially offset by contractual increases in base sub-rental income. Rental segment revenue for the nine months ended September 30, 2018 increased compared to the same period of the prior year primarily due to contractual increases in base sub-rental income, partially offset by the expected progressive decline of $1.0 million in interest income as direct financing leases are repaid.

Rental segment expenses for the three and nine months ended September 30, 2018 increased compared to the same periods of the prior year due to contractual increases in prime lease expenses partially offset by declines in interest expense as capital lease obligations are repaid and a decline in depreciation expense.

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

Financing revenue and gross profit for the three and nine months ended September 30, 2018 did not change significantly compared to the same periods of the prior year. Financing expenses for the three months ended September 30, 2018, decreased slightly due to lower costs in 2018 related to equipment sales associated with refranchised IHOP restaurants.

The adoption of ASC 606 did not impact our recognition of financing revenue.

Company Restaurant Operations

Effective June 19, 2017, we refranchised nine of our ten company-operated IHOP restaurants in the Cincinnati, Ohio market area; the one restaurant not refranchised was closed. As a result, we did not operate any restaurants on a permanent basis during the three and nine months ended September 30, 2018. From time to time, we may reacquire restaurants from franchisees for a variety of reasons. At September 30, 2018, we did not operate any such reacquired restaurants.

As discussed above under “Significant Known Events, Trends or Uncertainties,” we have signed an asset purchase agreement to acquire 69 Applebee’s restaurants in North Carolina and South Carolina. We expect the transaction to close in the fourth quarter of 2018. We intend to own and operate these restaurants for the foreseeable future; however, we will assess and monitor opportunities to refranchise these restaurants under favorable circumstances. Results of their operations will be included as Company-operated restaurants for segment reporting purposes.

Impairment of Goodwill and Intangible Assets

As discussed above under “Events Impacting Comparability of Financial Information,” we recognized an impairment of Applebee's goodwill of $358.2 million and an impairment of Applebee's tradename of $173.4 million during the three and nine months ended September 30, 2017. Throughout 2018, we performed assessments to determine whether events or changes in circu mstances have occurred that could indicate any potential additional impairment to our goodwill and indefinite-lived intangible assets. We considered, among other things, Applebee's key performance indicators during the nine months ended September 30, 2018 and what, if any, impact that performance had on the long-term forecast of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital that was used in performing the quantitative impairment test in the third quarter of 2017. We also considered the current market price of our common stock and the favorable impact of the Tax Act on future cash flows. We concluded there were no indicators of impairment as of September 30, 2018 and will perform our annual test of goodwill and intangible assets for impairment in the fourth quarter of 2018.

G&A Expenses	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
	(In millions)
	$40.8	$38.0	$(2.7)	$121.4	$125.7	$4.3

The increase in G&A expenses for the three months ended September 30, 2018 compared to the same period of the prior year was primarily due to a $5.7 million increase in personnel-related costs, partially offset by decreases of $1.3 million in recruiting and relocation expenses, $1.0 million in consumer research and $1.0 million in professional services. The increase in personnel-related costs was primarily related to higher costs of stock-based and other incentive compensation. The decrease in consumer research was due to increased expenditures in 2017 associated with brand revitalization; similar utilization did not recur in 2018. The decrease in professional services was due to the utilization of third-party consultants in 2017 related to Applebee's stabilization initiatives; similar utilization did not recur in 2018.

The decrease in G&A expenses for the nine months ended September 30, 2018 was primarily due to charges of $8.8 million recognized during the nine months ended September 30, 2017 related to the executive separation costs discussed under “Events Impacting Comparability of Financial Information” that did not recur in 2018. Additionally, professional services costs decreased $6.9 million due to less utilization of third-party consultants as noted above. Partially offsetting these decreases were increases of $10.6 million in personnel-related costs, as well as smaller increases in other categories. The increase in personnel-related costs primarily related to higher costs of stock-based and other incentive compensation.

Other Income and Expense Items	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
	(In millions)
Interest expense	$15.4	$15.4	$(0.1)	$46.1	$46.5	$0.4
Amortization of intangible assets	2.5	2.5	0.0	7.5	7.5	(0.0)
Closure and other impairment costs	0.2	0.9	0.7	0.1	3.8	3.7
Debt refinancing costs	2.5	—	(2.5)	2.5	—	(2.5)
Gain on disposition of assets	(0.1)	(0.0)	0.0	(1.5)	(6.4)	(4.9)
Total	$20.6	$18.7	$(1.9)	$54.7	$51.4	$(3.3)

Interest expense

Interest expense for the three and nine months ended September 30, 2018 was substantially consistent with the same periods of the prior year. See “Liquidity and Capital Resources” regarding the prospective impact on interest expense from recent changes in our revolving credit facilities.

Amortization of intangible assets

Amortization of intangible assets for the three and nine months ended September 30, 2018 was consistent with the same periods of the prior year.

Closure and other impairment costs

There were no individually significant closure and impairment charges during the three months and nine months ended September 30, 2018 and the three months ended September 30, 2017. For the nine months ended September 30, 2017, other impairment and closure costs of $3.8 million primarily comprised $2.2 million of costs related to the closure of one company-operated IHOP restaurant in the Cincinnati, Ohio area. There were no other individually significant charges in that period.

Debt refinancing costs

During the three months ended September 30, 2018, we explored opportunities related to possible refinancing of our long-term debt. As discussed in additional detail under “Liquidity and Capital Resources,” on September 5, 2018, certain subsidiaries of the Company entered into a financing facility that allows for drawings of up to $225 million of variable funding notes on a revolving basis and the issuance of letters of credit (the “2018 Variable Funding Notes”). In connection with the 2018 Variable Funding Notes, on September 5, 2018, we repaid $20 million, representing the entire outstanding principal amount of our $100 million revolving financing facility under certain Series 2014-1 Class A-1 Notes (the “2014 Class A-1 Notes”) and terminated the corresponding Class A-1 Note Purchase Agreement, dated September 30, 2014 (the “2014 Note Purchase Agreement”). In connection with the termination of the 2014 Note Purchase Agreement, we recognized as expense approximately $0.9 million of remaining unamortized issuance costs associated with the 2014 Class A-1 Notes.

We incurred approximately $1.6 million of costs in evaluating options with respect to refinancing our current securitization debt. After completing the evaluation, we did not consummate a refinancing transaction and the entire $1.6 million was charged to expense during the three months ended September 30, 2018.

The combined total related to these transactions of $2.5 million is reported as “Debt refinancing costs” in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018.

Gain on disposition of assets

There were no individually significant asset dispositions during the three months ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018, the sublease tenant of a property with lease terms favorable to the Company purchased the property, which allowed us to recognize a gain of $1.4 million on disposition of the favorable lease asset.

During the nine months ended September 30, 2017, we completed the refranchising and sale of related restaurant assets of nine company-operated IHOP restaurants in the Cincinnati, Ohio market area. As part of the transaction, we entered into an asset purchase agreement, nine franchise agreements and nine sublease agreements for land and buildings. The Company compared the stated rent under the sublease agreements with comparable market rents and recorded net favorable lease assets of $2.3 million related to the transaction. The Company also received cash of $1.1 million and a note receivable for $4.8 million. After allocating a portion of the consideration to franchise fees and derecognition of the assets sold, we recognized a gain of $6.2 million on the refranchising and sale during the nine months ended September 30, 2017.

Income Taxes	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2018	2017		2018	2017
	(In millions)
Income tax provision (benefit)	$7.7	$(55.9)	$(63.6)	$25.2	$(26.7)	$(51.9)
Effective tax rate	24.5%	11.0%	(13.5)%	32.1%	6.1%	(26.0)%
Our income tax provision will vary from period to period for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes between 2018 and 2017 were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2018 and 2017.”
Our effective tax rates for the three and nine months ended September 30, 2018 were impacted by two events. The Tax Act enacted in December 2017 lowered the federal statutory corporate tax rate from 35% to 21%, beginning in 2018. However, during the second quarter of 2018, we increased our tax provision by $5.7 million related to adjustments resulting from audits by the Internal Revenue Service (“IRS”) for tax years 2011 through 2013. This adjustment increased our effective tax rates for the nine months ended September 30, 2018, offsetting the lower federal statutory corporate tax rate resulting from the Tax Act. Completion of the IRS audits for tax years 2011 through 2013 will allow us to accelerate the collection of certain tax benefits recognized in prior years. As a result, we expect to receive a cash refund of approximately $12 million within the next 12 months. The expected refund is currently included in Prepaid Income Taxes in the Consolidated Balance Sheets.

Our effective tax rates for the three and nine months ended September 30, 2017 were significantly different from the then-statutory federal tax rate of 35%. As noted under “Impairment of Goodwill and Intangible Assets” above, we recorded an impairment of Applebee's goodwill of $358.2 million, which was not deductible for federal income tax purposes and therefore there is no tax benefit associated with the impairment. We did recognize a deferred tax benefit of $65.1 million as a discrete item related to the $173.4 million impairment charge related to Applebee's tradename.

Liquidity and Capital Resources

On September 5, 2018 (the “Closing Date”), Applebee’s Funding LLC and IHOP Funding LLC (“Co-Issuers”), each a special purpose wholly-owned indirect subsidiary of the Company entered into a financing facility that allows for drawings of up to $225 million of variable funding notes on a revolving basis and the issuance of letters of credit (the “2018 Variable Funding Notes”). The 2018 Variable Funding Notes were issued under the Base Indenture, dated September 30, 2014, as amended, among the Co-Issuers and Citibank, N.A., as Trustee and Securities Intermediary (“Base Indenture”), and the Series 2018-1 Supplement to the Base Indenture, dated September 5, 2018, among the Co-Issuers and Citibank, N.A., as Trustee and the 2018-1 Securities Intermediary (“Series 2018-1 Supplement”). Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement, dated September 5, 2018, among the Co-Issuers, certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor, the Corporation, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters credit, swingline lender and administrative agent (the “Purchase Agreement”).
The Variable Funding Notes will be governed, in part, by the Purchase Agreement and by certain generally applicable terms contained in the Base Indenture and the Series 2018-1 Supplement. The applicable interest rate under the Variable Funding Note depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Eurodollar Funding Rate, in either case, plus 2.15%. There is an upfront fee of 1% and a fee of 50 basis points on any unused portion of the Variable Funding Notes facility. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) 1.15% plus (b) the greater of (i) the Prime Rate in effect from time to time, (ii) the Federal Funds Rate in effect from time to time plus 0.50% and (iii) the one-month Eurodollar Funding Rate plus 1.00%. Undrawn face amounts of outstanding letters of credit that are not cash collateralized accrue a fee of 2.15% per annum. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to September 7, 2021 (the “Anticipated Repayment Date”), subject to four additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The Variable Funding Notes and other credit instruments issued under the Purchase Agreement are secured by the collateral described in the Base Indenture and the Guarantee and Collateral Agreement, dated September 30, 2014, by certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor, in favor of Citibank, N.A., as Trustee (the “Guarantee and Collateral Agreement”).
In connection with the above transaction, the Company also amended and restated the Management Agreement, dated September 30, 2014 (the “Management Agreement”), among the Co-Issuers, other securitization entities party thereto from time to time, the Company, Applebee’s Services, Inc. and International House of Pancakes, LLC as Sub-managers and Citibank, N.A., as Trustee, to revise the calculation of the weekly management fee and to make certain other revisions. The Company also amended the Base Indenture to, among other things, make certain administrative and definitional updates.
In connection with the 2018 Variable Funding Notes above, on September 5, 2018, the Company repaid the entire $20 million then-outstanding principal amount of the Company’s $100 million revolving financing facility under certain Series 2014-1 Class A-1 Notes (the “2014 Variable Funding Notes”) (pursuant to the Base Indenture and the Series 2014-1 Supplement to the Base Indenture, dated September 30, 2014, among the Co-Issuers and Citibank, N.A., as Trustee and Series 2014-1 Securities Intermediary (“Series 2014-1 Supplement”) and terminated the corresponding Class A-1 Note Purchase Agreement, dated September 30, 2014, among the Co-Issuers, certain special-purpose, wholly-owned indirect subsidiaries of the Corporation, each as a Guarantor, certain conduit investors, financial institutions and funding agents, and Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A., “Rabobank Nederland,” New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (“2014 Purchase Agreement”).
Prior to the termination of the Class A-1 Note Purchase Agreement referenced above, during the nine months ended September 30, 2018, we borrowed and repaid a total of $30.0 million in 2014 Variable Funding Notes. The maximum amount of 2014 Variable Funding Notes outstanding during the nine months ended September 30, 2018 was $30.0 million and the weighted average interest rate on 2014 Variable Funding Notes outstanding during the nine months ended September 30, 2018 was 4.5%.

We borrowed $20.0 million in 2018 Variable Notes on the Closing Date, all of which was outstanding at September 30, 2018. The weighted average interest rate on the 2018 Variable Funding Notes for the period outstanding was 4.4%. Additionally, at September 30, 2018, $3.1 million was pledged against the 2018 Variable Funding Notes for outstanding letters of credit, leaving $201.9 million of 2018 Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

We incurred costs of approximately $3.6 million in connection with the establishment of the 2018 Variable Funding Note facility. These debt issuance costs are being amortized using the effective interest method over the estimated three-year life of the 2018 Variable Funding Notes. Amortization of the debt issuance costs will increase our interest expense by approximately $1.2 million per year over the next three years. Unamortized debt issuance costs are reported as other long-term assets in the Consolidated Balance Sheets.

In connection with the termination referenced above of the Class A-1 Note Purchase Agreement, dated September 30, 2014, we recognized as expense $0.9 million of unamortized debt issuance costs associated with the 2014 Variable Funding Notes. In addition, we incurred costs of $1.6 million associated with the evaluation of various alternatives for refinancing our securitized indebtedness that were also charged to expense. These costs totaling $2.5 million are reported as “Debt refinancing costs” in the Consolidated Statements of Comprehensive Income (Loss).

At September 30, 2018, our outstanding long-term debt consisted of $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”) and the 2018 Variable Funding Notes. The Class A-2 Notes and the 2018 Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in private securitization transactions pursuant to which substantially all our domestic revenue-generating assets and our domestic intellectual property are held by certain special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all their assets to secure the Notes.

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. At September 30, 2018, our leverage ratio was 5.30x (see Exhibit 12.1). Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Notes; however, we were required to make a principal payment of $3.25 million in each of the first three quarters of 2018 and we will be required to make a principal payment of $3.25 million in the fourth quarter of 2018.

We may voluntarily repay the Class A-2 Notes at any time, and as of September 30, 2018, there is no longer any make-whole payment for voluntary repayment.

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

Our DSCR for the reporting period ended September 30, 2018 was 4.02x (see Exhibit 12.1).

Capital Allocation

Dividends

During the nine months ended September 30, 2018, we paid dividends on common stock of $40.0 million, representing a cash dividend of $0.97 per share declared in the fourth quarter of 2017 (paid in January 2018) and cash dividends of $0.63 per share declared in the first and second quarters of 2018 (paid in April 2018 and July 2018). On August 2, 2018, our Board of Directors declared a third quarter 2018 cash dividend of $0.63 per share of common stock. This dividend was paid on October 5, 2018 to our stockholders of record at the close of business on September 20, 2018. We reported dividends payable of $11.4 million at September 30, 2018.

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

	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended September 30, 2018	107,814	$7.9
Repurchased during the nine months ended September 30, 2018	383,615	$27.9
Cumulative (life-of-program) repurchases as of September 30, 2018	1,384,272	$110.8
Remaining dollar value of shares that may be repurchased	n/a	$39.2

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on all share repurchase activity during the third quarter of 2018.

Cash Flows

In summary, our cash flows for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine months ended September 30,
	2018	2017	Variance
	(In millions)
Net cash provided by operating activities	$61.6	$31.0	$30.6
Net cash provided by investing activities	3.4	6.4	(3.0)
Net cash used in financing activities	(68.9)	(72.7)	3.8
Net decrease in cash, cash equivalents and restricted cash	$(3.9)	$(35.2)	$31.3

Operating Activities

Our net income for the nine months ended September 30, 2018 increased $466.0 million compared to the same period of 2017, primarily due to a non-cash impairment of goodwill and intangible assets in 2017 that did not recur. Our net income including the non-cash reconciling items shown in the statement of cash flows (primarily impairment charges, deferred taxes and depreciation) was $82.5 million for the nine months ended September 30, 2018 compared to $74.8 million the same period of 2017, an increase of $7.7 million. Net changes in working capital used cash of $14.8 million during the first nine months of 2018, compared to a use of cash of $36.1 million during the first nine months of 2017. The working capital change favorably impacted cash from operating activities by $21.3 million. The increase of $30.6 million in cash provided by operating activities for the nine months ended September 30, 2018 was primarily due to the favorability of $21.3 million in cash used by working capital changes and the $7.7 million increase in net income, including non-cash reconciling items. The increase in cash provided by operating activities was primarily due to a decrease in taxes paid and favorable working capital changes in prepaid rent, accounts receivable and accrued employee benefits, partially offset by lower gross profit as discussed above under “Consolidated Results of Operations - Financial Results.”

Investing Activities

Investing activities provided net cash of $3.4 million for the nine months ended September 30, 2018. Principal receipts from notes, equipment contracts and other long-term receivables of $20.0 million and proceeds from asset sales of $0.7 million were partially offset by $11.0 million in capital expenditures and loans to franchisees of $6.0 million.

Financing Activities

Financing activities used net cash of $68.9 million for the nine months ended September 30, 2018. Cash used in financing activities primarily consisted of cash dividends paid on our common stock totaling $40.0 million, repayments of 2014 Variable Funding Notes of $30.0 million, repurchases of our common stock totaling $27.9 million, repayments of capital lease obligations and long-term debt of $20.1 million and payments of debt issuance costs of $3.1 million. These financing outflows were partially offset by borrowings from the 2014 and 2018 Variable Funding Notes of $50.0 million and a net cash inflow of approximately $2.2 million related to equity compensation awards.
Cash and Cash Equivalents

At September 30, 2018, our cash and cash equivalents totaled $102.7 million, including $26.5 million of cash held for gift card programs and advertising funds. Additionally, our franchisor subsidiaries held a total of approximately $28 million in cash at September 30, 2018, to maintain certain net worth requirements under state franchise disclosure laws.

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

	Nine months ended September 30,
	2018	2017	Variance
	(In millions)
Cash flows provided by operating activities	$61.6	$31.0	$30.6
Receipts from notes and equipment contracts receivable	12.0	8.0	4.0
Additions to property and equipment	(11.0)	(9.6)	(1.4)
Adjusted free cash flow	$62.6	$29.4	$33.2

The increase in adjusted free cash flow for the nine months ended September 30, 2018 compared to the same period of the prior year is primarily due to the increase in cash from operating activities discussed above and the balloon payoff of one equipment contract receivable. Capital expenditures are expected to be approximately $14 million for fiscal 2018.

Off-Balance Sheet Arrangements

We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 12 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of September 30, 2018.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. During the nine months ended September 30, 2018, there were no significant changes in our estimates and critical accounting policies, other than our accounting policy for revenue recognition, which changed because of the adoption of ASC 606 as discussed in Note 3 - Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted, in the Notes to Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
July 2, 2018 – July 29, 2018(a)	105,357	$73.15	103,814	$39,500,000
July 30, 2018 – August 26, 2018(a)	5,757	72.65	4,000	$39,200,000
August 27, 2018 – September 30, 2018(b)	1,010	82.43	—	$39,200,000
Total	112,124	$73.21	107,814	$39,200,000

(a) These amounts include 1,543 shares owned and tendered by employees at an average price of $70.55 per share during the fiscal month ended July 29, 2018, and 1,757 shares owned and tendered by employees at an average price of $79.15 per share during the fiscal month ended August 26, 2018 to satisfy tax withholding obligations arising upon vesting of restricted stock awards.
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
4.1
Supplemental Indenture, dated September 5, 2018, among Applebee’s Funding LLC and IHOP Funding LLC, each a Co-Issuer, and Citibank N.A., as Trustee and Series 2018-1 Securities Intermediary (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on September 6, 2018)

10.1
Class A-1 Note Purchase Agreement, dated September 5, 2018, among Applebee’s Funding LLC and IHOP Funding LLC, each a Co-Issuer, certain special-purpose, wholly-owned indirect subsidiaries of the Corporation, each as a Guarantor, the Corporation, as manager, certain conduit investors, financial institutions and funding agents, Barclays Bank PLC as provider of letters credit and swingline lender and as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 6, 2018)

10.2
Amended and Restated Management Agreement, dated September 5, 2018, among Applebee’s Funding LLC and IHOP Funding LLC, each a Co-Issuer, other securitization entities party thereto from time to time, the Corporation, Applebee’s Services, Inc. and International House of Pancakes, LLC as Sub-managers and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on September 6, 2018)

*12.1	Computation of Debt Service Coverage Ratio for the Trailing Twelve Months Ended September 30, 2018 and Leverage Ratio as of September 30, 2018.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

Dine Brands Global, Inc. (Registrant)

Dated:	October 31, 2018	By:	/s/ Stephen P. Joyce
Stephen P. Joyce Chief Executive Officer (Principal Executive Officer)

Dated:	October 31, 2018	By:	/s/ Thomas H. Song
Thomas H. Song Chief Financial Officer (Principal Financial Officer)

Dated:	October 31, 2018	By:	/s/ Greggory H. Kalvin
Greggory H. Kalvin Senior Vice President, Corporate Controller (Principal Accounting Officer)